Form 10-Q
period 2014-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2014-05-08
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

 As of April 30, 2014, 71,649,262 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Investments in real estate, net	$6,930,262	$6,776,914
Cash and cash equivalents	74,970	57,696
Restricted cash	30,454	27,709
Tenant receivables	10,619	9,918
Deferred rent	202,087	190,425
Deferred leasing and financing costs, net	192,618	192,658
Investments	169,322	140,288
Other assets	145,707	134,156
Total assets	$7,756,039	$7,529,764

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$597,511	$708,831
Unsecured senior notes payable	1,048,270	1,048,230
Unsecured senior line of credit	506,000	204,000
Unsecured senior bank term loans	1,100,000	1,100,000
Accounts payable, accrued expenses, and tenant security deposits	443,893	435,342
Dividends payable	55,860	54,420
Total liabilities	3,751,534	3,550,823

Commitments and contingencies

Redeemable noncontrolling interests	14,413	14,444

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series D cumulative convertible preferred stock	250,000	250,000
Series E cumulative redeemable preferred stock	130,000	130,000
Common stock	712	712
Additional paid-in capital	3,560,453	3,572,281
Accumulated other comprehensive loss	(18,429)	(36,204)
Alexandria’s stockholders’ equity	3,922,736	3,916,789
Noncontrolling interests	67,356	47,708
Total equity	3,990,092	3,964,497
Total liabilities, noncontrolling interests, and equity	$7,756,039	$7,529,764

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental	$130,570	$111,526
Tenant recoveries	41,682	35,565
Other income	3,934	2,992
Total revenues	176,186	150,083

Expenses:
Rental operations	52,507	45,186
General and administrative	13,224	11,648
Interest	19,123	18,020
Depreciation and amortization	50,421	45,829
Total expenses	135,275	120,683

Income from continuing operations	40,911	29,400
(Loss) income from discontinued operations	(162)	837
Net income	40,749	30,237

Net income attributable to noncontrolling interests	1,195	982
Dividends on preferred stock	6,471	6,471
Net income attributable to unvested restricted stock awards	374	342
Net income attributable to Alexandria’s common stockholders	$32,709	$22,442

Earnings per share attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.46	$0.35
Discontinued operations	—	0.01
Earnings per share – basic and diluted	$0.46	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$40,749	$30,237
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	18,779	316
Reclassification adjustment for gains included in net income	—	(272)
Unrealized gains on marketable securities, net	18,779	44

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap gains (losses) arising during the period	5,592	(133)
Reclassification adjustment for amortization of interest expense included in net income	(3,490)	4,308
Unrealized gains on interest rate swap agreements, net	2,102	4,175

Foreign currency translation losses	(3,106)	(2,360)

Total other comprehensive income	17,775	1,859
Comprehensive income	58,524	32,096
Less: comprehensive income attributable to noncontrolling interests	(1,195)	(898)
Comprehensive income attributable to Alexandria’s common stockholders	$57,329	$31,198

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2013	$250,000	$130,000	71,172,197	$712	$3,572,281	$—	$(36,204)	$47,708	$3,964,497	$14,444
Net income	—	—	—	—	—	39,554	—	928	40,482	267
Total other comprehensive income	—	—	—	—	—	—	17,775	—	17,775	—
Contributions by noncontrolling interests	—	—	—	—	—	—	—	19,410	19,410	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(690)	(690)	(298)
Issuances pursuant to stock plan	—	—	73,984	—	5,243	—	—	—	5,243	—
Dividends declared on common stock	—	—	—	—	—	(50,154)	—	—	(50,154)	—
Dividends declared on preferred stock	—	—	—	—	—	(6,471)	—	—	(6,471)	—
Distributions in excess of earnings	—	—	—	—	(17,071)	17,071	—	—	—	—
Balance as of March 31, 2014	$250,000	$130,000	71,246,181	$712	$3,560,453	$—	$(18,429)	$67,356	$3,990,092	$14,413

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$40,749	$30,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,421	46,995
Loss on sale of real estate	—	340
Amortization of loan fees and costs	2,561	2,386
Amortization of debt premiums/discounts	205	115
Amortization of acquired above and below market leases	(816)	(830)
Deferred rent	(11,882)	(6,198)
Stock compensation expense	3,228	3,349
Investment gains	(4,040)	(446)
Investment losses	1,694	386
Changes in operating assets and liabilities:
Restricted cash	—	1,506
Tenant receivables	(690)	(818)
Deferred leasing costs	(7,572)	(11,757)
Other assets	(17,315)	(7,302)
Accounts payable, accrued expenses, and tenant security deposits	16,716	(10,722)
Net cash provided by operating activities	73,259	47,241

Investing Activities
Proceeds from sales of properties	—	80,203
Additions to properties	(111,587)	(139,245)
Purchase of properties	(42,338)	—
Change in restricted cash related to construction projects	(140)	(17)
Contributions to unconsolidated real estate entity	(747)	(2,074)
Additions to investments	(11,905)	(10,363)
Proceeds from sales of investments	3,998	1,972
Net cash used in investing activities	$(162,719)	$(69,524)

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Financing Activities
Borrowings from secured notes payable	$51,030	$17,215
Repayments of borrowings from secured notes payable	(210,844)	(2,749)
Principal borrowings from unsecured senior line of credit	360,000	179,000
Repayments of borrowings from unsecured senior line of credit	(58,000)	(191,000)
Change in restricted cash related to financings	1,059	8,656
Deferred financing costs paid	(8)	(46)
Dividends paid on common stock	(48,714)	(35,687)
Dividends paid on preferred stock	(6,471)	(6,471)
Contributions by noncontrolling interests	19,410	—
Distributions to noncontrolling interests	(988)	(427)
Net cash provided by (used in) financing activities	106,474	(31,509)

Effect of foreign exchange rate changes on cash and cash equivalents	260	(178)

Net increase (decrease) in cash and cash equivalents	17,274	(53,970)
Cash and cash equivalents at beginning of period	57,696	140,971
Cash and cash equivalents at end of period	$74,970	$87,001

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$6,093	$9,964

Non-Cash Investing Activities
Note receivable from sale of real estate	$—	$38,820
Change in accrued capital expenditures	$(6,028)	$(37,045)
Assumption of secured notes payable in connection with purchase of properties	$(48,329)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Background

As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries.

Alexandria Real Estate Equities, Inc. (NYSE:ARE), with a total market capitalization of almost $9 billion as of March 31, 2014, and an asset base of 31.2 million square feet, including 17.7 million RSF of operating and current value-creation projects, as well as an additional 13.5 million square feet in future ground-up development projects, is the largest and leading real estate investment trust (“REIT”) uniquely focused on Class A assets in collaborative science and technology campuses located in urban innovation clusters. Alexandria pioneered this niche in 1994 and has since established a dominant market presence in AAA locations including Greater Boston, the San Francisco Bay Area, New York City, Seattle, San Diego, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse client tenant base. As the Landlord of Choice to the Life Science Industry®, approximately 52% of Alexandria’s total annualized base rent (“ABR”) results from investment-grade client tenants (an industry-leading percentage). Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban collaborative science and technology campuses that provide its client tenants with a highly collaborative, 24/7, live/work/play environment, as well as the critical ability to successfully recruit and retain best-in-class talent. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria, please visit www.are.com.

Our asset base contains 185 properties approximating 17.7 million rentable square feet (“RSF”), consisting of the following, as of March 31, 2014:

RSF
Operating properties	15,670,993
Development properties	1,823,713
Redevelopment properties	221,225
Total	17,715,931

•	Investment-grade client tenants represented approximately 52% of our total ABR;

•
Approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent;

•
Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index; and

•
Approximately 92% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures (such as heating, ventilation, and air conditioning (“HVAC”) systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

Any references to the number of buildings, square footage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited and outside the scope of our independent registered public accounting firm’s review of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

2.	Basis of presentation

We have prepared the accompanying interim consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”).  In our opinion, the interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the interim consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

2.	Basis of presentation (continued)

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

We are required to capitalize project costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the acquisition, development, redevelopment, predevelopment, or construction of a project.  Capitalization of development, redevelopment, predevelopment, and construction costs is required while activities are ongoing to prepare an asset for its intended use.  Fluctuations in our development, redevelopment, predevelopment, and construction activities could result in significant changes to total expenses and net income.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Should development, redevelopment, predevelopment, or construction activities cease, interest, property taxes, insurance, and certain other costs would no longer be eligible for capitalization and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

2.	Basis of presentation (continued)

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale,” and if (i) the operations and cash flows of the property have been or will be eliminated from the ongoing operations, and (ii) we will not have any significant continuing involvement in the operations of the property after the sale, then its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  Depreciation of assets ceases upon designation of a property as “held for sale.”

Impairment of long-lived assets

Long-lived assets to be held and used, including our rental properties, land held for development, construction in progress, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the amount of a long-lived asset may not be recoverable.  The amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, land held for development, and construction in progress, are assessed by project and include significant fluctuations in estimated net operating income (“NOI”), occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.  If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used.  We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

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

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities primarily involved in the life science industry.  All of our investments in actively traded public companies are considered “available for sale” and are reflected in the accompanying consolidated balance sheets at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Certain investments in privately held entities are accounted for under the equity method when our interest in the entity is not deemed so minor that we have virtually no influence over the entity’s operating and financial policies.  Under the equity method of accounting, we recognize our investment initially at cost and adjust the amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of March 31, 2014, and December 31, 2013, our ownership percentage in the voting stock of each individual entity was less than 10%.

2.	Basis of presentation (continued)

We monitor each of our equity investments throughout the year for new developments, including operating results, results of clinical trials, capital-raising events, and merger and acquisition activities. Individual investments are evaluated for impairment when changes in conditions may indicate an impairment exists.  The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate the investment’s fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a charge to current earnings.

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT that distributes 100% of its REIT taxable income as a dividend to its shareholders each year and that meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes.  We have distributed 100% or more of our taxable income.  Therefore, no provision for federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state, and local jurisdictions, including jurisdictions located in the U.S., Canada, India, China, and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2009 through 2013.

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

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We may maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent.  As of March 31, 2014, and December 31, 2013, we had no allowance for estimated losses.

Monitoring client tenant credit quality

During the term of each lease, we monitor the credit quality of our client tenants by (i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the client tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our client tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a team of employees who, among them, have graduate and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the life science industry, as well as in finance. This research team is responsible for assessing and monitoring the credit quality of our client tenants and any material changes in credit quality.

Interest income

Interest income was $0.9 million and $1.3 million during the three months ended March 31, 2014 and 2013, respectively.  Interest income is included in other income in the accompanying consolidated statements of income.

2.	Basis of presentation (continued)

Impact of recently issued accounting standards

In April 2014, the FASB issued an Accounting Standards Update (“ASU”) on the reporting of discontinued operations, which raises the threshold for disposals to qualify as discontinued operations. Under this ASU, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity’s operations and financial results could include the disposal of (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity. Under current GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. This ASU eliminates these criteria and is effective for public companies during the interim and annual periods, beginning after December 15, 2014. We are required to adopt this ASU no later than January 1, 2015. We expect the adoption of this ASU to result in fewer real estate sales qualifying for classification as discontinued operations in our consolidated results and related disclosures.

3.	Investments in real estate, net

Our investments in real estate, net, consisted of the following as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
Rental properties:
Land (related to rental properties)	$567,232		$553,388
Buildings and building improvements	5,787,040		5,714,673
Other improvements	191,276		174,147
Rental properties	6,545,548		6,442,208
Less: accumulated depreciation	(992,818)		(952,106)
Rental properties, net	5,552,730		5,490,102

Construction in progress (“CIP”)/current value-creation projects:
Current development in North America	562,873		511,838
Investment in unconsolidated joint venture	47,390	(1)	46,644	(1)
Current redevelopment in North America	34,434		8,856
Current development and redevelopment in Asia	59,540		60,928
	704,237		628,266
Subtotal	6,256,967		6,118,368

Land/value-creation projects:
Land undergoing predevelopment activities (CIP) in North America	379,997		367,225
Land held for development in North America	191,875		191,127
Land held for development/undergoing predevelopment activities (CIP) in Asia	78,569		77,251
Land subject to sale negotiations	22,854		22,943
	673,295		658,546
Investments in real estate, net	$6,930,262		$6,776,914

(1)	Represents our investment under the equity method of accounting in the unconsolidated joint venture development project located at 360 Longwood Avenue.

Acquisitions

In January 2014, we acquired 3545 Cray Court, a 116,556 RSF laboratory/office property located in the Torrey Pines submarket of San Diego, for $64.0 million. The property is currently 100% occupied. In connection with the acquisition, we assumed a $40.7 million non-recourse secured note payable with a contractual interest rate of 4.66% and a maturity in January 2023.

In March 2014, we acquired 225 Second Avenue, a vacant 112,500 RSF office property located in the Route 128 submarket of Greater Boston, for $16.3 million. The property is undergoing conversion into a laboratory/office space through redevelopment.

In March 2014, we acquired 4025/4031/4045 Sorrento Valley Boulevard, three adjacent buildings aggregating 42,566 RSF located in the Sorrento Valley submarket of San Diego, for a total purchase price of $12.4 million. These properties are currently 100% occupied. In connection with the acquisition, we assumed a $7.6 million non-recourse secured note payable with a contractual interest rate of 5.74% and a maturity in April 2016.

Current development and redevelopment projects

As of March 31, 2014, we had five ground-up development projects in process in North America, including an unconsolidated joint venture development project, aggregating 1.4 million RSF. We also had three projects undergoing conversion into laboratory/office space through redevelopment in North America aggregating 221,225 RSF.

3.	Investments in real estate, net (continued)

Investment in unconsolidated real estate entity

We have a 27.5% equity interest in an unconsolidated joint venture that is currently developing a building aggregating 413,536 RSF in the Longwood Medical Area submarket of Greater Boston. We account for this investment under the equity method of accounting. Our investment under the equity method of accounting was $47.4 million as of March 31, 2014.

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

Land undergoing predevelopment activities (CIP)

Land undergoing predevelopment activities is classified as construction in progress and is undergoing activities prior to commencement of construction of aboveground building improvements.  We generally will not commence ground-up development of any parcels undergoing predevelopment activities without first securing pre-leasing for such space, except when there is significant market demand.  If aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for development.  Our objective with predevelopment is to reduce the time it takes to deliver projects to prospective client tenants.  Additionally, during predevelopment, we focus on the design of cost-effective buildings with generic and reusable infrastructure to accommodate single and multi-tenancy. As of March 31, 2014, we held land undergoing predevelopment activities in North America aggregating 2.7 million RSF. The largest project included in land undergoing predevelopment activities consists of substantially all of our 1.2 million square feet at the Alexandria Center™ at Kendall Square located in East Cambridge, Massachusetts.

Predevelopment costs generally include the following activities prior to commencement of vertical construction:

•
Traditional predevelopment costs, including entitlement, design, construction drawings, BIM (3-D virtual modeling), budgeting, sustainability and energy optimization reviews, permitting, and planning for all aspects of the project; and

•
Site and infrastructure construction costs, including belowground site work, utility connections, land grading, drainage, egress and regress access points, foundation, and other costs to prepare the site for construction of aboveground building improvements. For example, site and infrastructure costs for the 1.2 million RSF primarily related to 50, 60, and 100 Binney Street of the Alexandria Center™ at Kendall Square are classified as predevelopment prior to commencement of vertical construction.

Land held for development

Land held for development represents real estate we plan to develop in the future, but for which, as of each period presented, no construction or predevelopment activities were ongoing. As a result, interest, property taxes, insurance, and other costs are expensed as incurred. As of March 31, 2014, we held land in North America supporting an aggregate of 3.1 million RSF of ground-up development.

4.	Investments

We hold investments in certain publicly traded companies and privately held entities involved primarily in life science and related industries.  Our investments in publicly traded companies are accounted for as “available for sale” securities that are carried at their fair values.  Investments in “available for sale” securities with gross unrealized losses as of March 31, 2014, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary, and accordingly have not recognized other-than-temporary impairments related to “available for sale” securities as of March 31, 2014. As of March 31, 2014, and December 31, 2013, there were no unrealized losses in our investments in privately held entities.

The following table summarizes our investments as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
“Available-for-sale” marketable equity securities, cost basis	$12,608		$2,879
Unrealized gains	21,447	(1)	2,177
Unrealized losses	(1,078)		(587)
“Available-for-sale” marketable equity securities, at fair value	32,977		4,469
Investments accounted for under cost method	136,345		135,819
Total investments	$169,322		$140,288

(1)
Increase in our investments during the three months ended March 31, 2014, was primarily related to an increase in unrealized gains of approximately $18.8 million related to our investments in publicly traded life science companies. These unrealized gains are a component of our comprehensive income, within our stockholders’ equity, and have not been recognized in the accompanying consolidated statement of income for the three months ended March 31, 2014.

The following table outlines our investment income, which is classified in other income in the accompanying consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2014	2013
Investment gains	$4,040	$446
Investment losses	(1,694)	(386)
Investment income	$2,346	$60

5.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of March 31, 2014 (dollars in thousands):

	Fixed Rate/Hedged Variable Rate	Unhedged Variable Rate	Total Consolidated	Percentage of Total	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (in years)
Secured notes payable	$424,287	$173,224	$597,511	18.4%	4.98%	3.4
Unsecured senior notes payable	1,048,270	—	1,048,270	32.1	4.29	8.6
$1.5 billion unsecured senior line of credit	—	506,000	506,000	15.6	1.25	4.8
2016 Unsecured Senior Bank Term Loan	350,000	150,000	500,000	15.4	1.40	2.3
2019 Unsecured Senior Bank Term Loan	600,000	—	600,000	18.5	2.05	4.8
Total/weighted average	$2,422,557	$829,224	$3,251,781	100.0%	3.09%	5.4
Percentage of total debt	74%	26%	100%

(1)
Represents the weighted average contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

5.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding consolidated indebtedness and respective principal maturities as of
March 31, 2014 (dollars in thousands):

	Stated Rate		Weighted Average Interest Rate(1)	Maturity Date(2)		Principal Payments Remaining for the Period Ending December 31,
Debt						2014	2015	2016	2017	2018	Thereafter	Total
Secured notes payable
San Diego	6.05%		4.88%	07/01/14	(3)	$6,419	$—	$—	$—	$—	$—	$6,419
San Diego	5.39		4.00	11/01/14		7,433	—	—	—	—	—	7,433
Seattle	6.00		6.00	11/18/14		180	—	—	—	—	—	180
Maryland	5.64		4.50	06/01/15		103	5,777	—	—	—	—	5,880
San Francisco Bay Area	L+1.50		1.66	07/01/15	(4)	—	46,203	—	—	—	—	46,203
Greater Boston, San Francisco Bay Area, and San Diego	5.73		5.73	01/01/16		1,279	1,816	75,501	—	—	—	78,596
Greater Boston, San Diego, and Greater New York City	5.82		5.82	04/01/16		697	988	29,389	—	—	—	31,074
San Diego	5.74		3.00	04/15/16		125	175	6,916	—	—	—	7,216
San Francisco Bay Area	L+1.40		1.56	06/01/16	(5)	—	—	6,419	—	—	—	6,419
San Francisco Bay Area	6.35		6.35	08/01/16		1,851	2,652	126,715	—	—	—	131,218
Maryland	2.15		2.15	01/20/17		—	—	—	76,000	—	—	76,000
Greater Boston	L+1.35		1.51	08/23/17	(6)	—	—	—	44,422	—	—	44,422
San Diego, Maryland, and Seattle	7.75		7.75	04/01/20		1,100	1,570	1,696	1,832	1,979	106,491	114,668
San Diego	4.66		4.66	01/01/23		891	1,396	1,458	1,534	1,608	33,501	40,388
San Francisco Bay Area	6.50		6.50	06/01/37		17	18	19	20	22	751	847
Unamortized premiums						270	218	60	—	—	—	548
Secured notes payable average/subtotal	5.06%		4.98			20,365	60,813	248,173	123,808	3,609	140,743	597,511

2016 Unsecured Senior Bank Term Loan	L+1.20%		1.40	07/31/16		—	—	500,000	—	—	—	500,000
2019 Unsecured Senior Bank Term Loan	L+1.20%		2.05	01/03/19		—	—	—	—	—	600,000	600,000
$1.5 billion unsecured senior line of credit	L+1.10%	(7)	1.25	01/03/19		—	—	—	—	—	506,000	506,000
Unsecured senior notes payable	4.60%		4.61	04/01/22		—	—	—	—	—	550,000	550,000
Unsecured senior notes payable	3.90%		3.94	06/15/23		—	—	—	—	—	500,000	500,000
Unamortized discounts						(123)	(170)	(176)	(184)	(192)	(885)	(1,730)
Unsecured debt average/subtotal			2.66			(123)	(170)	499,824	(184)	(192)	2,155,115	2,654,270
Average/total			3.09%			$20,242	$60,643	$747,997	$123,624	$3,417	$2,295,858	$3,251,781

Balloon payments						$13,722	$51,919	$743,364	$120,422	$—	$2,286,611	$3,216,038
Principal amortization						6,520	8,724	4,633	3,202	3,417	9,247	35,743
Total consolidated debt						$20,242	$60,643	$747,997	$123,624	$3,417	$2,295,858	$3,251,781

Fixed-rate/hedged variable-rate debt						$20,062	$14,440	$591,578	$3,202	$3,417	$1,789,858	$2,422,557
Unhedged variable-rate debt						180	46,203	156,419	120,422	—	506,000	829,224
Total consolidated debt						$20,242	$60,643	$747,997	$123,624	$3,417	$2,295,858	$3,251,781

(1)
Represents the weighted average contractual interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Includes any extension options that we control.

(3)	Secured note payable was repaid on April 2, 2014.

(4)	Secured construction loan with aggregate commitments of $55.0 million. We have two, one-year options to extend the stated maturity date to July 1, 2017, subject to certain conditions.

(5)	Secured construction loan with aggregate commitments of $36.0 million. We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions.

(6)	Secured construction loan with aggregate commitments of $250.4 million. We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

(7)	In addition to the stated rate, the unsecured senior line of credit is subject to an annual facility fee of 0.20%.

5.	Secured and unsecured senior debt (continued)

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Gross interest	$31,136	$32,041
Capitalized interest	(12,013)	(14,021)
Interest expense	$19,123	$18,020

Repayment of secured note payable

In January 2014, we repaid our $208.7 million secured note payable related to Alexandria Technology Square®. Our joint venture partner funded $20.9 million of the proceeds required to repay the secured note payable.

Secured construction loans

The following table summarizes our secured construction loans as of March 31, 2014 (dollars in thousands):

Market	Stated Rate	Maturity Date		Outstanding Loan Balance	Available Balance	Total Aggregate Commitments
San Francisco Bay Area	L+1.50%	7/1/2015	(1)	$46,203	$8,797	$55,000
San Francisco Bay Area	L+1.40%	6/1/2016	(2)	6,419	29,581	36,000
Greater Boston	L+1.35%	8/23/2017	(3)	44,422	205,978	250,400
				$97,044	$244,356	$341,400

(1)	We have two, one-year options to extend the stated maturity date to July 1, 2017, subject to certain conditions.

(2)	We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions.

(3)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

Secured construction loan of unconsolidated joint venture

We have a 27.5% equity interest in an unconsolidated joint venture that is currently developing a building in the Longwood Medical Area of the Greater Boston market. The remaining construction costs will be funded primarily from a non-recourse secured construction loan to the joint venture with aggregate commitments of $213.2 million and an outstanding balance of $107.0 million as of March 31, 2014. See Note 3 – Investments in Real Estate, Net, to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q for further information.

6.	Interest rate swap agreements

We use interest rate swap agreements to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings.  During the three months ended March 31, 2014 and 2013, our interest rate swap agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive loss. Amounts classified in accumulated other comprehensive loss are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $3.6 million in accumulated other comprehensive loss to interest expense as an increase to interest expense. As of March 31, 2014, and December 31, 2013, the fair values of our interest rate swap agreements aggregating an asset balance were classified in other assets and those aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values. Under our interest rate swap agreements, we have no collateral posting requirements.

As of March 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.4 million. The Company has agreements with certain of its derivative counterparties that contain a provision where (i) the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness; or (ii) if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company had breached any of these provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at their termination value of $2.4 million.

We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of March 31, 2014 (dollars in thousands):

Effective Date	Maturity Date	Number of Contracts	Weighted Average Interest Pay Rate (1)	Fair Value as of 3/31/14	Notional Amount in Effect as of
					3/31/14	12/31/14	12/31/15	12/31/16
December 31, 2013	December 31, 2014	2	0.98%	$(3,090)	$500,000	$—	$—	$—
December 31, 2013	March 31, 2015	2	0.23%	(126)	250,000	250,000	—	—
March 31, 2014	March 31, 2015	4	0.21%	(48)	200,000	200,000	—	—
December 31, 2014	March 31, 2016	3	0.53%	394	—	500,000	500,000	—
March 31, 2016	March 31, 2017	3	1.40%	1,651	—	—	—	500,000
Total				$(1,219)	$950,000	$950,000	$500,000	$500,000

(1)
In addition to the interest pay rate, borrowings outstanding as of March 31, 2014, under our unsecured senior bank term loans include an applicable margin of 1.20% and borrowings outstanding under our unsecured senior line of credit include an applicable margin of 1.10%.

7.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity.  In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2014 and 2013.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2014, and December 31, 2013 (in thousands):

		March 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale securities	$32,977	$32,977	$—	$—
Interest rate swap agreements	$2,045	$—	$2,045	$—
Liabilities:
Interest rate swap agreements	$3,264	$—	$3,264	$—

		December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale securities	$4,469	$4,469	$—	$—
Interest rate swap agreements	$2,870	$—	$2,870	$—
Liabilities:
Interest rate swap agreements	$6,191	$—	$6,191	$—

Cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  Our “available-for-sale” securities and our interest rate swap agreements, respectively, have been recognized at fair value.  See Note 6 – Interest Rate Swap Agreements for further details on our interest rate swap agreements. The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely accepted valuation techniques, including discounted cash flow analyses of “significant other observable inputs” such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

7.	Fair value measurements (continued)

As of March 31, 2014, and December 31, 2013, the book and fair values of our marketable equity securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Marketable equity securities	$32,977	$32,977	$4,469	$4,469
Interest rate swap agreements	$2,045	$2,045	$2,870	$2,870

Liabilities:
Interest rate swap agreements	$3,264	$3,264	$6,191	$6,191
Secured notes payable	$597,511	$617,084	$708,831	$736,772
Unsecured senior notes payable	$1,048,270	$1,053,170	$1,048,230	$1,043,125
Unsecured senior line of credit	$506,000	$500,860	$204,000	$193,714
Unsecured senior bank term loans	$1,100,000	$1,099,448	$1,100,000	$1,099,897

8.	Earnings per share

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

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of earnings per share using the two-class method.  Our Series D cumulative convertible preferred stock (“Series D Preferred Stock”) is not a participating security, and is not included in the computation of earnings per share using the two-class method.  Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted earnings per share is computed using the weighted average shares of common stock outstanding determined for the basic earnings per share computation plus the effect of any dilutive securities, including the dilutive effect of stock options using the treasury stock method, during the period the securities were outstanding.

The table below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Income from continuing operations	$40,911	$29,400
Net income attributable to noncontrolling interests	(1,195)	(982)
Dividends on preferred stock	(6,471)	(6,471)
Net income attributable to unvested restricted stock awards	(374)	(342)
Income from continuing operations attributable to Alexandria’s common stockholders – basic and diluted	32,871	21,605
(Loss) income from discontinued operations	(162)	837
Net income attributable to Alexandria’s common stockholders – basic and diluted	$32,709	$22,442

Weighted average shares of common stock outstanding – basic and diluted	71,073	63,161

Earnings per share attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.46	$0.35
Discontinued operations	—	0.01
Earnings per share – basic and diluted	$0.46	$0.36

For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Preferred Stock for the three months ended March 31, 2014 and 2013, since the impact was antidilutive to earnings per share attributable to Alexandria’s common stockholders from continuing operations during those periods.

9.	Net income attributable to Alexandria Real Estate Equities, Inc.

The following table presents income from continuing and discontinued operations attributable to Alexandria Real Estate Equities, Inc. for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Income from continuing operations	$40,911	$29,400
Less: net income attributable to noncontrolling interests	(1,195)	(982)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.	39,716	28,418
(Loss) income from discontinued operations	(162)	837
Less: net income from discontinued operations attributable to noncontrolling interests	—	—
Net income attributable to Alexandria Real Estate Equities, Inc.	$39,554	$29,255

10.	Stockholders’ equity

Dividends

In March 2014, we declared cash dividends on our common stock for the first quarter of 2014, aggregating $50.2 million, or $0.70 per share.  In March 2014, we also declared cash dividends on our Series D Preferred Stock for the first quarter of 2014, aggregating approximately $4.4 million, or $0.4375 per share.  Additionally, we declared cash dividends on our Series E cumulative redeemable preferred stock (“Series E Preferred Stock”) for the first quarter of 2014, aggregating approximately $2.1 million, or $0.403125 per share.  In April 2014, we paid the cash dividends on our common stock, Series D Preferred Stock, and Series E Preferred Stock for the first quarter of 2014.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Unrealized Gain on Marketable Securities	Unrealized Loss on Interest Rate Swap Agreements	Unrealized Loss on Foreign Currency Translation	Total
Balance as of December 31, 2013	$1,590	$(3,321)	$(34,473)	$(36,204)
Other comprehensive income (loss) before reclassifications	18,779	5,592	(3,106)	21,265
Amounts reclassified from other comprehensive income	—	(3,490)	—	(3,490)
Net other comprehensive income (loss)	18,779	2,102	(3,106)	17,775
Balance as of March 31, 2014	$20,369	$(1,219)	$(37,579)	$(18,429)

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 15.2 million shares were issued and outstanding as of March 31, 2014.  In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of March 31, 2014.

11.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest.  These entities owned 10 properties and three development parcels as of March 31, 2014, and are included in our consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.  As of March 31, 2014, and December 31, 2013, our redeemable noncontrolling interest balances were $14.4 million and $14.4 million, respectively.  Our remaining noncontrolling interests, aggregating $67.4 million and $47.7 million as of March 31, 2014, and December 31, 2013, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying consolidated balance sheets.

12.	Discontinued operations

The following is a summary of net assets of discontinued operations and (loss) income from discontinued operations (in thousands):

	March 31, 2014	December 31, 2013
Properties “held for sale,” net	$7,653	$7,644
Other assets	157	103
Total assets	7,810	7,747

Total liabilities	(132)	(266)
Net assets of discontinued operations	$7,678	$7,481

	Three Months Ended March 31,
	2014	2013
Total revenues	$—	$3,792
Operating expenses	(162)	(1,449)
Total revenues less operating expenses from discontinued operations	(162)	2,343
Depreciation expense	—	(1,166)
Loss on sale of real estate	—	(340)
(Loss) income from discontinued operations (1)	$(162)	$837

(1)
(Loss) income from discontinued operations includes the results of operations of four properties that were classified as “held for sale” as of March 31, 2014, as well as the results of operations (prior to disposition) and loss on sale of real estate attributable to seven properties sold during the period from January 1, 2013, to March 31, 2014.

13.	Subsequent events

Amended and extended employment agreement with Mr. Marcus

In April 2014, the Board of Directors amended and extended the term of the employment agreement with Joel S. Marcus through December 31, 2016, subject to an extension to December 31, 2018, in the form of an option, exercisable by either the Company or Mr. Marcus, for Mr. Marcus to serve as full-time Executive Chairman. We believe changes in compensation arrangements appropriately address expressed concerns on the 2013 non-binding say-on-pay vote, and better align pay-for-performance, while at the same time continuing to retain Mr. Marcus’ highly valuable services.

Acquisition of 500 Townsend Street

In April 2014, we acquired a land parcel, supporting approximately 300,000 gross square feet, in the SoMa submarket of San Francisco for a purchase price of $50.0 million. We are in the process of perfecting entitlements, marketing for lease, and plan to commence construction as soon as possible in 2015.

14.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”) will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2014, and December 31, 2013, and the condensed consolidating statements of income, comprehensive income, and cash flows for the three months ended March 31, 2014 and 2013, for the Issuer, the Guarantor Subsidiary, the Combined Non-Guarantor Subsidiaries, the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc. on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of March 31, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate, net	$—	$—	$6,930,262	$—	$6,930,262
Cash and cash equivalents	36,379	—	38,591	—	74,970
Restricted cash	54	—	30,400	—	30,454
Tenant receivables	—	—	10,619	—	10,619
Deferred rent	—	—	202,087	—	202,087
Deferred leasing and financing costs, net	35,051	—	157,567	—	192,618
Investments	—	10,868	158,454	—	169,322
Investments in and advances to affiliates	6,601,258	6,090,900	124,891	(12,817,049)	—
Other assets	18,755	—	126,952	—	145,707
Total assets	$6,691,497	$6,101,768	$7,779,823	$(12,817,049)	$7,756,039
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$597,511	$—	$597,511
Unsecured senior notes payable	1,048,270	—	—	—	1,048,270
Unsecured senior line of credit	506,000	—	—	—	506,000
Unsecured senior bank term loans	1,100,000	—	—	—	1,100,000
Accounts payable, accrued expenses, and tenant security deposits	58,921	—	384,972	—	443,893
Dividends payable	55,570	—	290	—	55,860
Total liabilities	2,768,761	—	982,773	—	3,751,534
Redeemable noncontrolling interests	—	—	14,413	—	14,413
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,922,736	6,101,768	6,715,281	(12,817,049)	3,922,736
Noncontrolling interests	—	—	67,356	—	67,356
Total equity	3,922,736	6,101,768	6,782,637	(12,817,049)	3,990,092
Total liabilities, noncontrolling interests, and equity	$6,691,497	$6,101,768	$7,779,823	$(12,817,049)	$7,756,039

14.	Condensed consolidating financial information (continued)

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

Condensed Consolidating Statement of Income
for the Three Months Ended March 31, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$130,570	$—	$130,570
Tenant recoveries	—	—	41,682	—	41,682
Other income	2,919	—	4,633	(3,618)	3,934
Total revenues	2,919	—	176,885	(3,618)	176,186

Expenses:
Rental operations	—	—	52,507	—	52,507
General and administrative	10,860	—	5,982	(3,618)	13,224
Interest	13,539	—	5,584	—	19,123
Depreciation and amortization	1,471	—	48,950	—	50,421
Total expenses	25,870	—	113,023	(3,618)	135,275
(Loss) income from continuing operations before equity in earnings of affiliates	(22,951)	—	63,862	—	40,911
Equity in earnings of affiliates	62,505	58,306	1,148	(121,959)	—
Income from continuing operations	39,554	58,306	65,010	(121,959)	40,911
Loss from discontinued operations	—	—	(162)	—	(162)
Net income	39,554	58,306	64,848	(121,959)	40,749

Net income attributable to noncontrolling interests	—	—	1,195	—	1,195
Dividends on preferred stock	6,471	—	—	—	6,471
Net income attributable to unvested restricted stock awards	374	—	—	—	374
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$32,709	$58,306	$63,653	$(121,959)	$32,709

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended March 31, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$111,526	$—	$111,526
Tenant recoveries	—	—	35,565	—	35,565
Other income	2,595	(66)	3,571	(3,108)	2,992
Total revenues	2,595	(66)	150,662	(3,108)	150,083

Expenses:
Rental operations	—	—	45,186	—	45,186
General and administrative	10,269	—	4,487	(3,108)	11,648
Interest	11,720	—	6,300	—	18,020
Depreciation and amortization	1,475	—	44,354	—	45,829
Total expenses	23,464	—	100,327	(3,108)	120,683
(Loss) income from continuing operations before equity in earnings of affiliates	(20,869)	(66)	50,335	—	29,400
Equity in earnings of affiliates	49,807	47,239	960	(98,006)	—
Income from continuing operations	28,938	47,173	51,295	(98,006)	29,400
Income from discontinued operations	317	—	520	—	837
Net income	29,255	47,173	51,815	(98,006)	30,237

Net income attributable to noncontrolling interests	—	—	982	—	982
Dividends on preferred stock	6,471	—	—	—	6,471
Net income attributable to unvested restricted stock awards	342	—	—	—	342
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$22,442	$47,173	$50,833	$(98,006)	$22,442

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended March 31, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$39,554	$58,306	$64,848	$(121,959)	$40,749
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	—	—	18,779	—	18,779
Reclassification adjustment for losses included in net income	—	—	—	—	—
Unrealized gains on marketable securities	—	—	18,779	—	18,779

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap gains arising during the period	5,592	—	—	—	5,592
Reclassification adjustment for amortization of interest expense included in net income	(3,490)	—	—	—	(3,490)
Unrealized gains on interest rate swap agreements	2,102	—	—	—	2,102

Foreign currency translation losses	—	—	(3,106)	—	(3,106)

Total other comprehensive income	2,102	—	15,673	—	17,775
Comprehensive income	41,656	58,306	80,521	(121,959)	58,524
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,195)	—	(1,195)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$41,656	$58,306	$79,326	$(121,959)	$57,329

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended March 31, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$29,255	$47,173	$51,815	$(98,006)	$30,237
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding (losses) gains arising during the period	—	(8)	324	—	316
Reclassification adjustment for losses (gains) included in net income	—	38	(310)	—	(272)
Unrealized gains on marketable securities	—	30	14	—	44

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(133)	—	—	—	(133)
Reclassification adjustment for amortization of interest expense included in net income	4,308	—	—	—	4,308
Unrealized gains on interest rate swap agreements	4,175	—	—	—	4,175

Foreign currency translation losses	—	—	(2,360)	—	(2,360)

Total other comprehensive income (loss)	4,175	30	(2,346)	—	1,859
Comprehensive income	33,430	47,203	49,469	(98,006)	32,096
Less: comprehensive income attributable to noncontrolling interests	—	—	(898)	—	(898)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$33,430	$47,203	$48,571	$(98,006)	$31,198

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended March 31, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$39,554	$58,306	$64,848	$(121,959)	$40,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,471	—	48,950	—	50,421
Amortization of loan fees and costs	1,770	—	791	—	2,561
Amortization of debt premiums/discounts	40	—	165	—	205
Amortization of acquired above and below market leases	—	—	(816)	—	(816)
Deferred rent	—	—	(11,882)	—	(11,882)
Stock compensation expense	3,228	—	—	—	3,228
Equity in (income) loss related to subsidiaries	(62,505)	(58,306)	(1,148)	121,959	—
Investment gains	—	—	(4,040)	—	(4,040)
Investment losses	—	—	1,694	—	1,694
Changes in operating assets and liabilities:
Tenant receivables	—	—	(690)	—	(690)
Deferred leasing costs	—	—	(7,572)	—	(7,572)
Other assets	(748)	—	(16,567)	—	(17,315)
Accounts payable, accrued expenses, and tenant security deposits	13,478	—	3,238	—	16,716
Net cash (used in) provided by operating activities	(3,712)	—	76,971	—	73,259

Investing Activities
Additions to properties	—	—	(111,587)	—	(111,587)
Purchase of properties	—	—	(42,338)	—	(42,338)
Change in restricted cash related to construction projects	—	—	(140)	—	(140)
Contributions to unconsolidated real estate entity	—	—	(747)	—	(747)
Investments in subsidiaries	(221,513)	(193,863)	(6,338)	421,714	—
Additions to investments	—	—	(11,905)	—	(11,905)
Proceeds from sales of investments	—	—	3,998	—	3,998
Net cash (used in) provided by investing activities	$(221,513)	$(193,863)	$(169,057)	$421,714	$(162,719)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Three Months Ended March 31, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$51,030	$—	$51,030
Repayments of borrowings from secured notes payable	—	—	(210,844)	—	(210,844)
Principal borrowings from unsecured senior line of credit	360,000	—	—	—	360,000
Repayments of borrowings from unsecured senior line of credit	(58,000)	—	—	—	(58,000)
Transfer to/from parent company	—	193,863	227,851	(421,714)	—
Change in restricted cash related to financings	—	—	1,059	—	1,059
Deferred financing costs paid	—	—	(8)	—	(8)
Dividends paid on common stock	(48,715)	—	1	—	(48,714)
Dividends paid on preferred stock	(6,471)	—	—	—	(6,471)
Contributions by noncontrolling interests	—	—	19,410	—	19,410
Distributions to noncontrolling interests	—	—	(988)	—	(988)
Net cash provided by (used in) financing activities	246,814	193,863	87,511	(421,714)	106,474

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	260	—	260

Net increase (decrease) in cash and cash equivalents	21,589	—	(4,315)	—	17,274
Cash and cash equivalents at beginning of period	14,790	—	42,906	—	57,696
Cash and cash equivalents at end of period	$36,379	$—	$38,591	$—	$74,970

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$347	$—	$5,746	$—	$6,093

Non-Cash Investing Activities
Change in accrued capital expenditures	$—	$—	$(6,028)	$—	$(6,028)
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(48,329)	$—	$(48,329)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended March 31, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$29,255	$47,173	$51,815	$(98,006)	$30,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,473	—	45,522	—	46,995
Loss on sale of real estate	—	—	340	—	340
Amortization of loan fees and costs	1,680	—	706	—	2,386
Amortization of debt premiums/discounts	11	—	104	—	115
Amortization of acquired above and below market leases	—	—	(830)	—	(830)
Deferred rent	—	—	(6,198)	—	(6,198)
Stock compensation expense	3,349	—	—	—	3,349
Equity in (income) loss related to subsidiaries	(49,807)	(47,239)	(960)	98,006	—
Investment gains	—	(121)	(325)	—	(446)
Investment losses	—	187	199	—	386
Changes in operating assets and liabilities:
Restricted cash	7	—	1,499	—	1,506
Tenant receivables	(51)	—	(767)	—	(818)
Deferred leasing costs	(350)	—	(11,407)	—	(11,757)
Other assets	29,445	—	(36,747)	—	(7,302)
Intercompany receivables and payables	(21)	—	21	—	—
Accounts payable, accrued expenses, and tenant security deposits	(16,301)	—	5,579	—	(10,722)
Net cash (used in) provided by operating activities	(1,310)	—	48,551	—	47,241

Investing Activities
Proceeds from sale of properties	10,796	—	69,407	—	80,203
Additions to properties	—	—	(139,245)	—	(139,245)
Change in restricted cash related to construction projects	—	—	(17)	—	(17)
Contributions to unconsolidated real estate entity	—	—	(2,074)	—	(2,074)
Investments in subsidiaries	(14,842)	(30,986)	—	45,828	—
Additions to investments	—	(3)	(10,360)	—	(10,363)
Proceeds from sales of investments	—	252	1,720	—	1,972
Net cash (used in) provided by investing activities	$(4,046)	$(30,737)	$(80,569)	$45,828	$(69,524)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Three Months Ended March 31, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$17,215	$—	$17,215
Repayments of borrowings from secured notes payable	—	—	(2,749)	—	(2,749)
Principal borrowings from unsecured senior line of credit	179,000	—	—	—	179,000
Repayments of borrowings from unsecured senior line of credit	(191,000)	—	—	—	(191,000)
Transfer to/from parent company	—	28,823	17,005	(45,828)	—
Change in restricted cash related to financings	—	—	8,656	—	8,656
Deferred financing costs paid	(41)	—	(5)	—	(46)
Dividends paid on common stock	(35,687)	—	—	—	(35,687)
Dividends paid on preferred stock	(6,471)	—	—	—	(6,471)
Distributions to noncontrolling interests	—	—	(427)	—	(427)
Net cash (used in) provided by financing activities	(54,199)	28,823	39,695	(45,828)	(31,509)

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(178)	—	(178)

Net (decrease) increase in cash and cash equivalents	(59,555)	(1,914)	7,499	—	(53,970)
Cash and cash equivalents at beginning of period	98,567	1,914	40,490	—	140,971
Cash and cash equivalents at end of period	$39,012	$—	$47,989	$—	$87,001

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$3,735	$—	$6,229	$—	$9,964

Non-Cash Investing Activities
Note receivable from sale of real estate	$29,820	$—	$9,000	$—	$38,820
Change in accrued capital expenditures	$—	$—	$(37,045)	$—	$(37,045)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “plans,” “estimates,” “anticipates,” or “projects,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

•
Operational factors such as a failure to operate our business successfully in comparison to market expectations or in comparison to our competitors, our inability to obtain capital when desired or refinance debt maturities when desired, and/or a failure to maintain our status as a REIT for federal tax purposes;

•	Industrial factors such as adverse developments concerning the life science industry and/or our life science client tenants;

•	Governmental factors such as any unfavorable effects resulting from U.S., state, local and/or foreign government policies, laws, and/or funding levels;

•	Global factors such as negative economic, political, financial, credit market, and/or banking conditions; and

•	Other factors such as climate change, cyber-intrusions, and/or changes in laws, regulations, and financial accounting standards.

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2013.  Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We have a total market capitalization of almost $9 billion as of March 31, 2014, and an asset base of 31.2 million square feet, including 17.7 million RSF of operating and current value-creation projects, as well as an additional 13.5 million square feet in future ground-up development projects, making us the largest and leading REIT uniquely focused on Class A collaborative science and technology campuses in urban innovation clusters. We pioneered this niche in 1994 and have since established a dominant market presence in AAA locations including Greater Boston, the San Francisco Bay Area, New York City, Seattle, San Diego, Maryland, and Research Triangle Park. We are known for a high-quality and diverse client tenant base. As the Landlord of Choice to the Life Science Industry®, approximately 52% of our total ABR results from investment-grade client tenants (an industry-leading percentage). We have a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide client tenants with a highly collaborative, 24/7, live/work/play environment, as well as the critical ability to successfully recruit and retain best-in-class talent. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Executive summary

Our first quarter results in 2014 continued to highlight the momentum of our improving fundamentals, which is driving stable and solid growth. The sustained migration into Class A collaborative science and technology campuses in urban innovation clusters continues to drive demand for our properties. The solid operating performance we achieved in 2013 continued into the first quarter of 2014 and included (i) solid NOI increase of 4.3% on a cash basis for properties that were operating for the entire periods presented (“Same Property”), (ii) strong rental rate growth of 10.4% on a cash basis related to lease renewals and re-leasing of space, and (iii) continued significant growth in NOI from our recently delivered value-creation developments.

Our leasing volume was considerable, particularly in light of the extremely low level of contractual lease expirations in 2014. Occupancy in 2014 continued to increase to record levels and we completed $142.7 million of acquisitions thus far in 2014. We repaid $210.8 million of secured notes payable in the first quarter of 2014. We also expect to opportunistically issue unsecured bonds in 2014.  Our Class A developments maintained their path towards stabilization with our 499 Illinois Street project in Mission Bay now 98% leased and our 430 East 29th Street project at our flagship Alexandria Center™ for Life Science in Manhattan up to 69% leased or under negotiation. We are confident in our ability to continue per-share earnings growth and increase shareholder net asset value in 2014 and beyond.

20th anniversary
Celebration of important milestone in Company’s history

•
Alexandria was founded in 1994 by Joel S. Marcus and Jerry Sudarsky, who envisioned a unique class of real estate and related services focused on the broad, diverse and rapidly expanding life science industry.

•	With a business plan and $19 million of seed capital, we acquired our first assets in 1994 and soon thereafter expanded into multiple cluster markets.

•	In 1997, we filed for an initial public offering (“IPO”) as the first REIT uniquely focused on the life science industry.

•
Since that time, Mr. Marcus facilitated Alexandria’s growth into the largest and leading brand of collaborative science and technology campuses in every major urban innovation cluster in the United States, including Greater Boston, the San Francisco Bay Area, Greater New York City, Seattle, San Diego, Maryland and Research Triangle Park.

•
Alexandria also initiated and led the development of the world’s newest science and technology clusters in Mission Bay, San Francisco, where we have developed over one million square feet of Class A space, and in New York City, where we have developed Manhattan’s first and only commercial Class A collaborative science and technology campus, the Alexandria CenterTM for Life Science.

•	We also founded the Alexandria SummitTM, an annual, invitation-only gathering of the world's foremost visionaries to advance critical issues in science and technology.

•	Since its founding, Alexandria has grown its total market capitalization to approximately $9 billion and generated a total return of 579% from its IPO through March 31, 2014.

Results

•
Net income attributable to Alexandria’s common stockholders – diluted of $32.7 million, or $0.46 per share, for the three months ended March 31, 2014, compared to $22.4 million, or $0.36 per share, for the three months ended March 31, 2013

•
Funds from operations (“FFO”) attributable to Alexandria’s common stockholders – diluted, of $83.1 million for the three months ended March 31, 2014, compared to $70.0 million for the three months ended March 31, 2013

•	Up 5.4% to $1.17 per share for the three months ended March 31, 2014, compared to $1.11 per share for the three months ended March 31, 2013

Core operating metrics

•	Total revenues of $176.2 million for the three months ended March 31, 2014, up $26.1 million, or 17.4%, compared to $150.1 million for the three months ended March 31, 2013

•	NOI of $123.7 million for the three months ended March 31, 2014, up $18.8 million, or 17.9%, compared to $104.9 million for the three months ended March 31, 2013

•	Same Property NOI growth for the three months ended March 31, 2014, compared to the three months ended March 31, 2013:

•	Up 3.8%

•	Up 4.3% (cash basis)

•	Leasing activity during the three months ended March 31, 2014:

•	Executed 49 leases for 563,394 RSF

•	Rental rate increases during the three months ended March 31, 2014, on lease renewals and re-leasing of space:

•	Up 18.2%

•	Up 10.4% (cash basis)

•	Occupancy for properties in North America, as of March 31, 2014:

•	96.6% occupancy for operating properties, up 240 basis points (“bps”) from March 31, 2013

•	95.1% occupancy for operating and redevelopment properties, up 330 bps from March 31, 2013

•	Operating margins steady at 70% for the three months ended March 31, 2014

•	52% of total ABR from investment-grade client tenants

External growth: value-creation projects and acquisitions

Value-creation projects

•	79% of our development and redevelopment projects aggregating 1,768,493 RSF in North America are leased or under lease negotiations

•	Commenced redevelopment of the following projects in the three months ended March 31, 2014:

•	225 Second Avenue, a 112,500 RSF project in the Route 128 submarket of Greater Boston (acquired in the three months ended March 31, 2014)

•	10121 Barnes Canyon Road, a 53,512 RSF project in the Sorrento Mesa submarket of San Diego (acquired in the three months ended September 30, 2013)

Acquisitions

•	Completed three acquisitions in the three months ended March 31, 2014:

•	Two acquisitions aggregating 159,122 RSF with occupancy of 100% in the San Diego market for $76.4 million, and

•	A redevelopment property aggregating 112,500 RSF (under lease negotiation for 100% of the space) in the Greater Boston market for $16.3 million

Balance sheet

•
Liquidity of $1.3 billion, as of March 31, 2014, consisting of $994.0 million available under our unsecured senior line of credit, $244.4 million available under our construction loan commitments, and $75.0 million in cash and cash equivalents

•	During the three months ended March 31, 2014, we repaid a $208.7 million secured note payable related to Alexandria Technology Square®, with an interest rate of 5.59%

•	Unencumbered NOI as a percentage of total NOI increased to 83% for the three months ended March 31, 2014, from 69% for the three months ended December 31, 2013

•
During the three months ended March 31, 2014, we entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to provide a minimum notional balance of hedged variable-rate debt of $950.0 million in 2014

LEED certifications

As of March 31, 2014, our asset base had 25 LEED Certified projects, including two LEED Platinum projects, 16 LEED Gold projects, and seven LEED Silver projects. Upon completion of an additional 21 in-process certifications, 50% of the total RSF of our continuing operations asset base will be LEED Certified.

Operating summary

Core operations

Our primary business objective is to maximize long-term asset value based on a multifaceted platform of internal and external growth. The key elements of our strategy include (i) a consistent focus on Class A collaborative science and technology campuses in urban innovation clusters adjacent to or in close proximity to leading science and technology institutions that drive innovation and growth within each cluster; (ii) utilizing our deep real estate relationships and world-class platform and network in order to develop, acquire, and lease real estate focused on science and technology tenants; (iii) drawing upon our broad and meaningful science relationships to attract new and leading client tenants; and (iv) solid and flexible capital structure to enable stable growth.

The following table presents information regarding our asset base and value-creation projects as of March 31, 2014, and December 31, 2013:

	March 31, 2014	December 31, 2013
RSF summary:
Operating properties	15,670,993	15,534,238
Development properties	1,823,713	1,826,919
Redevelopment properties	221,225	99,873
RSF of total properties	17,715,931	17,461,030

Total square footage (including near-term and future developable square feet)	31,239,652	30,934,751

Number of properties	185	180
Occupancy – operating	94.9%	94.4%
Occupancy – operating and redevelopment	93.5%	93.8%
ABR per leased RSF	$36.18	$35.90

Leasing

Leasing activity for the three months ended March 31, 2014, was considerable in light of the extremely low level of expirations scheduled in 2014 (see “Summary of Lease Expirations” below):

•	Executed a total of 49 leases, with a weighted average lease term of 4.0 years, for 563,394 RSF, including 49,466 RSF related to our development or redevelopment projects;

•	Achieved rental rate increases for renewed/re-leased space of 18.2% and 10.4% (on a cash basis); and

•	Increased the occupancy rate for operating properties in North America by 240 bps to 96.6% as of March 31, 2014, compared to March 31, 2013.

Approximately 51% of the 49 leases executed during the three months ended March 31, 2014, did not include concessions for free rent. Tenant concessions/free rent averaged approximately 2.6 months with respect to the 563,394 RSF leased during the three months ended March 31, 2014.

The following table summarizes our leasing activity at our properties:

	Three Months Ended March 31, 2014			Year Ended December 31, 2013
Leasing activity:	Including Straight-line Rent		Cash Basis	Including Straight-line Rent	Cash Basis
Renewed/re-leased space (1)
Rental rate changes	18.2%		10.4%	16.2%	4.0%
New rates	$41.25		$40.78	$32.00	$31.04
Expiring rates	$34.91		$36.93	$27.53	$29.84
Rentable square footage	448,301			1,838,397
Number of leases	35			120
TIs/lease commissions per square foot	$9.04			$8.65
Average lease terms	3.7 years			5.2 years
Developed/redeveloped/previously vacant space leased
New rates	$32.35		$31.52	$44.63	$41.86
Rentable square footage	115,093			1,806,659
Number of leases	14			92
TIs/lease commissions per square foot	$8.92			$19.16
Average lease terms	5.5 years			10.0 years
Leasing activity summary (totals):
Totals
New rates	$39.43		$38.89	$38.26	$36.40
Rentable square footage	563,394	(2)		3,645,056
Number of leases	49			212
TIs/lease commissions per square foot	$9.02			$13.86
Average lease terms	4.0 years			7.6 years
Lease expirations
Expiring rates	$32.69		$34.32	$27.74	$30.15
Rentable square footage	560,399			2,144,447
Number of leases	54			160

(1)	Excludes 11 month-to-month leases for 18,038 RSF at March 31, 2014, and December 31, 2013.

(2)	During the three months ended March 31, 2014, we granted tenant concessions/free rent averaging approximately 2.6 months with respect to the 563,394 RSF leased.

Summary of lease expirations

The following table summarizes information with respect to the lease expirations at our properties as of March 31, 2014:

Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Percentage of Aggregate Total RSF	ABR of Expiring Leases (per RSF)
2014	68	(1)	533,586	(1)	3.6%	$29.02
2015	84		1,358,913		9.0%	$29.82
2016	79		1,299,289		8.6%	$33.56
2017	81		1,669,290		11.1%	$28.84
2018	51		1,501,871		10.0%	$40.14
2019	42		1,161,558		7.7%	$34.11
2020	25		988,837		6.6%	$37.40
2021	29		1,081,038		7.2%	$39.14
2022	17		633,004		4.2%	$29.38
2023	19		1,031,167		6.9%	$34.94
Thereafter	29		2,774,603		18.5%	$42.30

(1)	Excludes 11 month-to-month leases for 18,038 RSF.

The following tables present information by market with respect to our lease expirations as of March 31, 2014, for the remainder of 2014 and all of 2015:

	2014 RSF of Expiring Leases							ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases		Total (1)
Market
Greater Boston	22,052	50,626	—		34,462		107,140	$38.18
San Francisco Bay Area	20,697	28,802	—		83,659		133,158	29.02
San Diego	11,657	—	—		48,098		59,755	10.50
Greater New York City	—	63,785	—		21,712		85,497	36.60
Maryland	—	2,543	—		65,062	(2)	67,605	25.79
Seattle	12,543	2,468	—		5,070		20,081	46.37
Research Triangle Park	—	8,230	—		14,805		23,035	23.34
Non-cluster markets	—	3,213	—		12,604		15,817	19.99
Asia	—	14,445	—		7,053		21,498	11.38
Total	66,949	174,112	—		292,525		533,586	$29.02
Percentage of expiring leases	12%	33%	—%		55%		100%

	2015 RSF of Expiring Leases							ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases		Total
Market
Greater Boston	—	23,599	—		418,237		441,836	$38.58
San Francisco Bay Area	71,746	—	—		171,368		243,114	32.69
San Diego	2,898	7,876	48,880	(3)	138,329		197,983	21.75
Greater New York City	—	—	—		9,131		9,131	N/A
Maryland	—	46,136	—		162,818		208,954	20.94
Seattle	—	—	—		41,407		41,407	27.91
Research Triangle Park	—	31,776	—		180,629		212,405	19.97
Non-cluster markets	—	—	—		3,508		3,508	18.27
Asia	—	—	—		575		575	16.46
Total	74,644	109,387	48,880		1,126,002		1,358,913	$29.82
Percentage of expiring leases	5%	8%	4%		83%		100%

(1)	Excludes 11 month-to-month leases for 18,038 RSF.

(2)
Includes a 54,906 RSF lease expiration in the fourth quarter of 2014 at our 5 Research Court project in Rockville.  Subject to local market conditions, this property may undergo conversion from non-laboratory into laboratory/office through redevelopment upon rollover.

(3)
Represents the square footage at 10151 Barnes Canyon Road, which was acquired in the three months ended September 30, 2013. This property will undergo conversion into laboratory/office space through redevelopment in the fourth quarter of 2015 upon expiration of the lease that was in-place since the acquisition of the property.

Location of properties

The locations of our properties are diversified among a number of science and technology cluster markets. The following table sets forth, as of March 31, 2014, the total RSF and ABR of our properties in each of our existing markets:

	RSF					Number of Properties	ABR (Dollars in thousands)
Market	Operating	Development	Redevelopment	Total	% Total
Greater Boston	3,547,714	801,806	112,500	4,462,020	25%	39	$148,402	29%
San Francisco Bay Area	2,540,975	326,824	—	2,867,799	16	26	102,682	20
San Diego	2,820,044	—	108,725	2,928,769	17	40	93,700	19
Greater New York City	683,667	229,627	—	913,294	5	6	47,733	9
Maryland	2,155,346	—	—	2,155,346	12	29	48,964	10
Seattle	746,260	—	—	746,260	5	10	30,002	6
Research Triangle Park	1,025,786	—	—	1,025,786	6	15	21,581	4
Canada	1,103,507	—	—	1,103,507	6	5	8,904	2
Non-cluster markets	60,178	—	—	60,178	—	2	874	—
North America	14,683,477	1,358,257	221,225	16,262,959	92	172	502,842	99
Asia	903,230	465,456	—	1,368,686	8	9	5,508	1
Continuing operations	15,586,707	1,823,713	221,225	17,631,645	100	181	$508,350	100%
Properties “held for sale”	84,286	—	—	84,286	—	4
Total	15,670,993	1,823,713	221,225	17,715,931	100%	185

Summary of occupancy percentages

The following table sets forth the occupancy percentage for our operating assets and our assets under redevelopment in each of our existing markets as of March 31, 2014, December 31, 2013, and March 31, 2013:

	Operating Properties			Operating and Redevelopment Properties
Market	3/31/14	12/31/13	3/31/13	3/31/14		12/31/13	3/31/13
Greater Boston	97.5%	96.8%	95.8%	94.5%	(1)	96.8%	93.5%
San Francisco Bay Area	99.9	97.7	95.8	99.9		97.7	93.8
San Diego	96.6	96.5	93.4	93.0		94.5	91.0
Greater New York City	98.3	98.3	98.4	98.3		98.3	98.4
Maryland	92.2	92.0	90.8	92.2		92.0	88.0
Seattle	92.9	90.7	96.7	92.9		90.7	88.2
Research Triangle Park	97.1	96.6	93.6	97.1		96.6	93.6
Canada	96.8	96.8	94.7	96.8		96.8	94.7
Non-cluster markets	91.7	91.7	54.0	91.7		91.7	54.0
North America	96.6	95.9	94.2	95.1		95.5	91.8
Asia	68.0	71.2	67.1	68.0		67.7	57.7
Continuing operations	94.9%	94.4%	93.0%	93.5%		93.8%	90.1%

(1)	Decrease due to the acquisition of 225 Second Avenue, a vacant 112,500 RSF redevelopment project in March 2014. Excluding this acquisition, our occupancy at March 31, 2014, was 97.5%.

Client tenants

Our science and technology properties are leased to a diverse group of client tenants, with no single client tenant accounting for more than 6.6% of our ABR. The following table sets forth information regarding leases with our 20 largest client tenants based upon ABR as of March 31, 2014 (dollars in thousands):

		Remaining Lease Term in Years (1)	Aggregate RSF	Percentage of Aggregate Total RSF	ABR	Percentage of Aggregate ABR
							Investment-Grade Ratings
	Client Tenant						Fitch	Moody’s	S&P
1	Novartis AG	3.3	696,678	3.9%	$33,646	6.6%	AA	Aa3	AA-
2	New York University	16.6	205,609	1.2	19,593	3.9	—	Aa3	AA-
3	Illumina, Inc.	17.6	497,078	2.8	19,531	3.8	—	—	—
4	Roche	5.8	409,734	2.3	18,671	3.7	AA	A1	AA
5	United States Government	9.3	399,633	2.3	17,887	3.5	AAA	Aaa	AA+
6	Eli Lilly and Company	9.6	257,119	1.5	14,563	2.9	A	A2	AA-
7	FibroGen, Inc.	9.6	234,249	1.3	14,197	2.8	—	—	—
8	Biogen Idec Inc.	14.2	313,872	1.8	13,707	2.7	—	Baa1	A-
9	Bristol-Myers Squibb Company	4.8	251,316	1.4	10,087	2.0	A-	A2	A+
10	The Scripps Research Institute	2.5	218,031	1.2	9,965	2.0	AA-	Aa3	—
11	GlaxoSmithKline plc	5.3	208,394	1.2	9,899	1.9	A+	A1	A+
12	Amgen Inc.	9.0	294,373	1.7	9,597	1.9	BBB	Baa1	A
13	Celgene Corporation	7.3	250,586	1.4	9,361	1.8	—	Baa2	BBB+
14	Massachusetts Institute of Technology	3.6	196,304	1.1	9,152	1.8	—	Aaa	AAA
15	The Regents of the University of California	7.4	188,654	1.1	7,787	1.5	AA	Aa2	AA
16	Alnylam Pharmaceuticals, Inc.	7.5	129,424	0.7	7,036	1.4	—	—	—
17	AstraZeneca PLC	2.8	218,308	1.2	6,835	1.3	AA-	A2	AA-
18	Pfizer Inc.	4.8	128,348	0.7	6,126	1.2	A+	A1	AA
19	Gilead Sciences, Inc.	6.3	109,969	0.6	5,824	1.1	—	Baa1	A-
20	Theravance, Inc. (2)	6.2	150,256	0.8	5,494	1.1	—	—	—
	Total/weighted average	8.3	5,357,935	30.2%	$248,958	48.9%

(1)	Represents remaining lease term in years based on percentage of aggregate ABR in effect as of March 31, 2014.

(2)	As of February 14, 2014, GlaxoSmithKline plc owned approximately 27% of the outstanding stock of Theravance, Inc.

The chart below shows client tenant business type by ABR as of March 31, 2014:

Percentage of Investment-Grade Client Tenants as of 1Q14

ALEXANDRIA’S TOTAL ABR:	52%
TOP 20 CLIENT TENANTS:	81%

		(By ABR)

Monitoring client tenant credit quality

During the term of each lease, we monitor the credit quality of our client tenants by (i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the client tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a team of employees who, among them, have graduate and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the life science industry, as well as in finance. This research team is responsible for assessing and monitoring the credit quality of our tenants and any material changes in credit quality.

Investment in real estate, net

Our investments in real estate, net, consisted of the following as of March 31, 2014 (dollars in thousands):

	March 31, 2014
	Book Value		Square Feet
Rental properties:
Land (related to rental properties)	$567,232
Buildings and building improvements	5,787,040
Other improvements	191,276
Rental properties	6,545,548		15,670,993
Less: accumulated depreciation	(992,818)
Rental properties, net	5,552,730

Construction in progress (“CIP”)/current value-creation projects:
Current development in North America	562,873		944,721
Investment in unconsolidated joint venture	47,390	(1)	413,536
Current redevelopment in North America	34,434		221,225
Current development and redevelopment in Asia	59,540		465,456
	704,237		2,044,938
Subtotal	6,256,967		17,715,931

Land/value-creation projects:
Land undergoing predevelopment activities (CIP) in North America	379,997		2,661,583
Land held for development in North America	191,875		3,057,431
Land held for development/undergoing predevelopment activities (CIP) in Asia	78,569		6,419,707
Land subject to sale negotiations	22,854		200,000
	673,295		12,338,721
Investments in real estate, net	$6,930,262		30,054,652	(2)

(1)	Represents our investment under the equity method of accounting in the unconsolidated joint venture development project located at 360 Longwood Avenue.

(2)
Excludes approximately 1.2 million RSF attributable to embedded land parcels that were acquired in connection with the acquisition of operating properties. Including this RSF, our total asset base is 31.2 million RSF. See the “Near-Term Value-Creation Development Projects and Future Value-Creation Development Projects in North America” section under “Value-Creation Projects and External Growth”, below, for additional information on our embedded land.

Value-creation projects and external growth

Development, Redevelopment, and Future Value-Creation Projects

A key component of our business model is our value-creation development and redevelopment projects. These programs are focused on providing high-quality, generic, and reusable science and technology space to meet the real estate requirements of a wide range of client tenants. During the period of construction, these assets are non-income-producing assets. A significant number of our active development and redevelopment projects are pre-leased and expected to be substantially delivered over the next six quarters. Upon completion, each value-creation project is expected to generate significant revenues and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns. We also intend to reduce our land held for future development through sales. We currently have $25.0 million of land assets (at estimated sales price) under sale negotiations. Non-income-producing assets as a percentage of our gross investments in real estate is targeted to decrease to 10% in the medium-term, and 10% or less in the long-term.

Development projects generally consist of the ground-up development of generic and reusable facilities. Redevelopment projects generally consist of the permanent change in use of office, warehouse, and shell space into generic science and technology space. We generally will not commence new development projects for aboveground construction of Class A science and technology space without first securing pre-leasing for such space except when there is significant market demand for high-quality Class A facilities. Predevelopment activities include entitlements, permitting, design, site work, and other activities prior to commencement of construction of aboveground building improvements. Our objective also includes the advancement of predevelopment efforts to reduce the time required to deliver projects to prospective client tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Ultimately, these projects will provide high-quality facilities and are expected to generate significant revenue and cash flows for the Company. The largest project in our land undergoing predevelopment activities in North America includes 1.2 million RSF at Alexandria CenterTM at Kendall Square in East Cambridge, Massachusetts.

Our initial stabilized yield is calculated as the quotient of the estimated amount of stabilized NOI and our investment in the property, and excludes the impact of leverage. Our cash rents related to our value-creation projects are expected to increase over time and our average cash yields are expected, in general, to be greater than our initial stabilized yields on a cash basis. Our estimates for initial yields and initial yields on a cash basis, and total costs at completion represent our initial estimates at the commencement of each project. Initial stabilized yield reflects cash rents, including contractual rent escalations and any rent concessions over the term(s) of the lease(s), calculated on a straight-line basis. Initial stabilized yield on a cash basis reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed. Average cash yield reflects cash rents, including contractual rent escalations after initial rental concessions have elapsed, calculated on a straight-line basis.

As of March 31, 2014, we had five ground-up development projects in process, including an unconsolidated joint venture development project, aggregating 1.4 million RSF. We also had three projects undergoing conversion into laboratory/office or tech office space through redevelopment, aggregating 221,225 RSF. These projects, along with recently delivered projects, certain future projects, and contribution from Same Properties, are expected to contribute significant increases in rental income, NOI, and cash flows.

The chart below shows the historical trend and our medium-term target of non-income-producing assets as a percentage of our gross investments in real estate:

23%
17%
17%
10%
12/31/12
12/31/13
3/31/14
Medium-Term Target

Investment in unconsolidated real estate entity

We have a 27.5% equity interest in an unconsolidated joint venture that is currently developing a building aggregating 413,536 RSF in the Longwood Medical Area of the Greater Boston market. The joint venture expects the total development costs of the building to aggregate to approximately $350.0 million. As of March 31, 2014, the remaining costs to complete the development are approximately $106.1 million. The joint venture expects to fund these costs primarily from its existing $213.2 million secured construction loan, of which $107.0 million has been drawn and outstanding at March 31, 2014. The construction loan bears interest at the London Interbank Offered Rate (“LIBOR”)+3.75%, with a floor of 5.25%, and has a maturity date of April 1, 2019, inclusive of two separate one-year options to extend the stated maturity date of April 1, 2017. The project is 37% pre-leased to Dana-Farber Cancer Institute, Inc.

We account for this investment under the equity method of accounting. Our total equity investment was $47.4 million as of March 31, 2014, and we expect to contribute an additional $3.2 million through the completion of the project. We expect to earn unlevered yields on our share of the gross real estate in the joint venture, including any outside real estate basis reflected in our equity investment, as follows: (i) initial stabilized yield of 8.9%, (ii) initial stabilized yield of 8.3% on a cash basis, and (iii) average cash yields during the term of the initial leases of 9.3%. In addition to these yields, we will receive construction management and other fees in aggregate of approximately $3.5 million through 2015, and recurring annual property management fees thereafter from this project. These unlevered yields exclude construction management fees and any recurring annual property management fees described above that are expected to be earned from the project.

Value-creation projects – commencement of redevelopment projects in North America

During the three months ended March 31, 2014, we commenced the redevelopment of two projects in North America including our redevelopment of 225 Second Avenue in the Route 128 submarket of Greater Boston and 10121 Barnes Canyon Road in the Sorrento Mesa submarket of San Diego. See further information under “All current value-creation redevelopment projects in North America” below.

External growth – acquisitions

The following table presents acquisitions completed during the three months ended March 31, 2014, and subsequent to quarter end (dollars in thousands):

												Unlevered
Property/Market – Submarket	Type	Date Acquired	Number of Properties	Purchase Price		Loan Assumption		SF	Leased %		Negotiating %	Initial Stabilized Yield	Initial Stabilized Yield (Cash)	Average Cash Yield
3545 Cray Court/San Diego – Torrey Pines	Operating	1/30/14	1		$64,000	$40,724	(1)	116,556	100%	(2)	—%	7.2%	7.0%	7.2%
4025/4031/4045 Sorrento Valley Boulevard San Diego – Sorrento Valley	Operating	3/17/14	3		12,400	7,605	(3)	42,566	100%	(2)	—%	8.2%	7.8%	8.2%
225 Second Avenue/Greater Boston – Route 128	Redevelopment	3/27/14	1		16,330	—		112,500	—%		100%	TBD	TBD	TBD
500 Townsend Street/San Francisco Bay Area – SoMa	Land	4/18/14	—		50,000	—		300,000	TBD		TBD	TBD	TBD	TBD
Total			5		$142,730	$48,329

			Low		High
Acquisitions guidance range for the year ended December 31, 2014			$100,000	–	$200,000

(1)	Secured note payable with a contractual rate of 4.66% and a maturity date of January 1, 2023.

(2)	100% occupied as of March 31, 2014.

(3)	Secured note payable with a contractual rate of 5.74% and a maturity date of April 15, 2016.

All current value-creation development projects in North America

The following table sets forth the key development projects in North America during the three months ended March 31, 2014 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property/Market – Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Consolidated development projects in North America
75/125 Binney Street/Greater Boston – Cambridge	—	388,270	388,270	386,111	99%	—	—%	386,111	99%	1Q13	1Q15	2015
499 Illinois Street/San Francisco Bay Area – Mission Bay	—	219,574	219,574	216,003	98%	3,571	2%	219,574	100%	2Q11	3Q14	2014
269 East Grand Avenue/San Francisco Bay Area – So. San Francisco	—	107,250	107,250	107,250	100%	—	—%	107,250	100%	1Q13	4Q14	2014
430 East 29th Street/Greater NYC – Manhattan	189,011	229,627	418,638	254,466	61%	33,897	8%	288,363	69%	4Q12	4Q13	2015
Consolidated development projects in North America	189,011	944,721	1,133,732	963,830	85%	37,468	3%	1,001,298	88%

Unconsolidated joint venture development project
360 Longwood Avenue/Greater Boston – Longwood Medical Area (1)	—	413,536	413,536	154,100	37%	41,400	10%	195,500	47%	2Q12	4Q14	2016

	Investment
			Cost to Complete						Unlevered
	March 31, 2014		2014		2015 and Thereafter				Initial Stabilized Yield	Initial Stabilized Yield (Cash)	Average Cash Yield
Property/Market – Submarket			Construction Financing	Internal Funding	Construction Financing	Internal Funding	Total at Completion
	In Service	CIP
Consolidated development projects in North America
75/125 Binney Street/Greater Boston – Cambridge	$—	$199,692	$103,946	$—	$47,801	$—	$351,439	(2)	8.2%	8.0%	9.1%
499 Illinois Street/San Francisco Bay Area – Mission Bay	$—	$125,227	$—	$77,694	$—	$—	$202,921		7.2%	6.4%	7.3%
269 East Grand Avenue/San Francisco Bay Area – So. San Francisco	$—	$27,681	$23,619	$—	$—	$—	$51,300		9.3%	8.1%	9.3%
430 East 29th Street/Greater NYC – Manhattan	$167,346	$210,273	$—	$52,154	$—	$33,472	$463,245		6.5%	6.6%	7.1%
Consolidated development projects in North America	$167,346	$562,873	$127,565	$129,848	$47,801	$33,472	$1,068,905
Unconsolidated joint venture development project
100% of JV: 360 Longwood Avenue/Greater Boston – Longwood Medical Area (2)	$—	$243,916	$61,350	$1,587	$41,531	$1,616	$350,000		8.9%	8.3%	9.3%
Less: Funding from secured construction loans and JV partner capital	$—	$(196,526)	$(61,350)	$—	$(41,531)	$—	$(299,407)
ARE equity method accounting investment in 360 Longwood Avenue	$—	$47,390	$—	$1,587	$—	$1,616	$50,593
Total ARE investment	$167,346	$610,263	$127,565	$131,435	$47,801	$35,088	$1,119,498

Total 2014, 2015, and thereafter				$259,000		$82,889

(1)	We have a 27.5% equity interest in this unconsolidated joint venture. See further discussion under “Investment in unconsolidated real estate entity” above.

(2)
In the three months ended September 30, 2013, we completed the preliminary design and budget for interior improvements for use by Ariad Pharmaceuticals, Inc. (“Ariad”). Based upon our lease with Ariad, we expected an increase in both estimated NOI and estimated cost at completion, with no significant change in our estimated yields. We expect Ariad to finalize the design and budget for the interior improvements in the future and will provide an update on our estimated cost at completion and targeted yields.

All current value-creation redevelopment projects in North America

The following table sets forth the key redevelopment projects in North America during the three months ended March 31, 2014 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property/Market – Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Consolidated redevelopment projects in North America
225 Second Avenue/Greater Boston – Route 128 (1)	—	112,500	112,500	—	—%	112,500	100%	112,500	100%	1Q14	2Q15	2015
10121 Barnes Canyon Road/San Diego – Sorrento Mesa (2)	—	53,512	53,512	53,512	100%	—	—%	53,512	100%	1Q14	3Q14	2014
11055/11065/11075 Roselle Street/San Diego – Sorrento Valley (3)	—	55,213	55,213	41,163	75%	—	—%	41,163	75%	4Q13	2Q14	2015
Consolidated redevelopment projects in North America	—	221,225	221,225	94,675	43%	112,500	51%	207,175	94%

	Investment						Unlevered
			Cost to Complete						Initial Stabilized Yield (Cash)
Property/Market – Submarket	March 31, 2014		2014 Funding		2015 and Thereafter Funding	Total at Completion	Initial Stabilized Yield				Average Cash Yield
	In Service	CIP
Consolidated redevelopment projects in North America
225 Second Avenue/Greater Boston – Route 128	$—	$18,348	$13,535		$14,788	$46,671	TBD	(4)	TBD	(4)	TBD	(4)
10121 Barnes Canyon Road/San Diego – Sorrento Mesa	$—	$4,258	$14,015	(5)	$—	$18,273	7.7%		7.7%		8.8%
11055/11065/11075 Roselle Street/San Diego – Sorrento Valley	$—	$11,828	$4,450		$2,072	$18,350	7.9%		7.8%		8.0%
Consolidated redevelopment projects in North America	$—	$34,434	$32,000		$16,860	$83,294

(1)	Acquired in March 2014.

(2)	Acquired in July 2013 with an in place lease. This property became vacant in the first quarter of 2014, as anticipated, allowing us the opportunity to commence the redevelopment.

(3)	Acquired in November 2013.

(4)	We expect to provide yield disclosures in the next one to two quarters.

(5)
This property is subject to a ground lease. Included in the cost to complete is an estimate of $4.4 million to complete the purchase of the fee interest in the land and improvements. We expect to complete the purchase of the land in the third quarter of 2014.

Near-term value-creation development projects and future value-creation development projects in North America
The following table summarizes the components of our near-term and future value-creation development projects in North America as of March 31, 2014 (dollars in thousands, except per square foot amounts):

	Land Undergoing Predevelopment Activities (CIP)				Land Held for Development			Embedded Land (1)		Total
Property – Market	Book Value	Square Feet		Cost Per Square Foot	Book Value	Square Feet	Cost Per Square Foot	Square Feet		Book Value	Square Feet	Cost Per Square Foot
Near-term value-creation development projects
Alexandria Center™ at Kendall Square – Greater Boston:
50, 60, and 100 Binney Street	$286,015	1,062,180		$269	$3,998	150,000	$27	—		$290,013	1,212,180	$239
3013/3033 Science Park Road – San Diego	25,936	176,500	(2)	147	—	—	—	—		25,936	176,500	147
5200 Illumina Way – San Diego	15,565	392,983	(3)	40	—	—	—	—		15,565	392,983	40
10300 Campus Point Drive – San Diego	4,703	140,000	(4)	34	—	—	—	—		4,703	140,000	34
9950 Medical Center Drive – Maryland	3,251	61,000		53	—	—	—	—		3,251	61,000	53
124 Terry Avenue North – Seattle	6,636	200,000		33	—	—	—	—		6,636	200,000	33
400/416/430 Dexter Avenue North – Seattle	12,729	253,000		50	—	—	—	—		12,729	253,000	50
1150/1165/1166 Eastlake Avenue – Seattle	16,151	106,000		152	15,248	160,266	95	—		31,399	266,266	118
6 Davis Drive – Research Triangle Park	4,804	220,000		22	—	—	—	—		4,804	220,000	22
Near-term value-creation development projects	375,790	2,611,663		144	19,246	310,266	62	—		395,036	2,921,929	135

Future value-creation development projects
Alexandria Technology Square® – Greater Boston	—	—		—	7,721	100,000	77	—		7,721	100,000	77
Grand Avenue – San Francisco Bay Area	—	—		—	43,934	397,132	111	—		43,934	397,132	111
Rozzi/Eccles – San Francisco Bay Area	—	—		—	73,004	514,307	142	—		73,004	514,307	142
Executive Drive/Other – San Diego	4,207	49,920		84	—	—	—	279,000		4,207	328,920	13
East 29th Street – Greater New York City	—	—		—	—	—	—	420,000	(5)	—	420,000	N/A
Medical Center Drive – Maryland	—	—		—	4,572	260,721	18	—		4,572	260,721	18
Research Boulevard – Maryland	—	—		—	7,076	347,000	20	—		7,076	347,000	20
Firstfield Road – Maryland	—	—		—	4,056	95,000	43	—		4,056	95,000	43
Other	—	—		—	32,266	1,033,005	31	486,000		32,266	1,519,005	21
Future value-creation development projects	4,207	49,920		84	172,629	2,747,165	63	1,185,000		176,836	3,982,085	44
Total value-creation development projects	$379,997	2,661,583		$143	$191,875	3,057,431	$63	1,185,000		$571,872	6,904,014	$83

(1)
Embedded land generally represents adjacent land acquired in connection with the acquisition of operating properties. As a result, the real estate basis attributable to these land parcels is classified in rental properties, net.

(2)
In April 2014, we leased 42,047 RSF, or 43%, of the 97,955 RSF at 3033 Science Park Road and expect to commence redevelopment in 2Q14. Subject to market conditions, we also expect to commence ground-up construction of the 78,545 RSF at 3013 Science Park Road over the next one to three years as we have demand from prospective tenants.

(3)	We are negotiating a letter of intent with Illumina, Inc. for a new expansion building aggregating 150,000 RSF. We expect to commence construction of this building in 2014.

(4)	We are currently negotiating a letter of intent with an existing tenant for an expansion into the majority of a new building aggregating approximately 140,000 RSF.

(5)
We hold a right to ground lease a parcel supporting the future ground-up development of approximately 420,000 RSF at the Alexandria Center™ for Life Science pursuant to an option under our ground lease.

Summary of capital expenditures

Our projected capital expenditures for the remainder of 2014, and thereafter, consist of the following (in thousands):

Projected Construction Spending	Nine Months Ended December 31, 2014			2014 Guidance Range
Current value-creation projects in North America:
Development	$259,000
Redevelopment	32,000
Developments/redevelopments recently transferred to rental properties	38,000	(1)
Generic laboratory infrastructure/building improvement projects	39,000	(2)
Current value-creation projects in North America		368,000
Near-term value-creation projects:
Development	51,000	(3)
Redevelopment	33,000	(4)
Predevelopment	48,000	(5)
Near-term value-creation projects		132,000
Value-creation projects		500,000
Non-revenue-enhancing capital expenditures		10,000
Projected construction spending		$510,000	(6)	$480,000 – 540,000
Actual construction spending for the three months ended March 31, 2014				104,894
Guidance range for the year ended December 31, 2014				$585,000 – 645,000

(1)
Developments/redevelopments recently transferred to rental properties include certain vacancy, generally less than 10% to 20% of the project, that may require additional construction prior to occupancy. For example, our recently delivered redevelopment projects at 4757 Nexus Center Drive, 1616 Eastlake Avenue, 1551 Eastlake Avenue, and 10300 Campus Point Drive generally have 15,000 to 30,000 RSF of value-creation activities to complete in connection with the lease-up and delivery of the space.

(2)
Includes, among others, generic infrastructure building improvement projects in North America, including 300 Technology Square, 5810/5820 Nancy Ridge Drive, 8000 Virginia Manor Road, and 44 Hartwell Avenue.

(3)	Near-term value-creation development projects include, among others, 5200 Illumina Way, residential development at the Alexandria Center™ at Kendall Square, and 6 Davis Drive.

(4)	Near-term value-creation redevelopment projects include, among others, 3033 Science Park Road, which was acquired in 2012.

(5)
Includes traditional preconstruction costs plus predevelopment costs related to: (i) approximately $15 million of site and infrastructure costs for the 1.2 million RSF related to 50, 60, and 100 Binney Street at the Alexandria Center™ at Kendall Square, including utility access and roads, installation of storm drain systems, infiltration systems, traffic lighting/signals, streets, and sidewalks, and (ii) approximately $4 million related to the design, permitting, and construction drawings related to the 50 and 60 Binney Street site. The infrastructure costs related to 75/125 Binney Street are included in our estimate of cost at completion and initial stabilized yields for that project.

(6)	Projected construction spending increased by $20 million primarily due to the redevelopment of 225 Second Avenue, a 112,500 RSF redevelopment project, recently acquired in March 2014.

Our historical capital expenditures for the three months ended March 31, 2014, consisted of the following (in thousands):

Actual Construction Spending	Three Months Ended March 31, 2014
Development – North America	$56,960
Redevelopment – North America	24,150
Predevelopment	8,114
Generic laboratory infrastructure/building improvement projects in North America (1)	13,002
Development and redevelopment – Asia	2,668
Total construction spending	$104,894

(1)	Includes revenue-enhancing projects and amounts shown in the following table related to non-revenue-enhancing capital expenditures.

Actual Construction Spending Reconciliation	Three Months Ended March 31, 2014
Construction spending (accrual basis)	$104,894
Change in accrued capital expenditures	6,028
Other	665
Additions to properties (cash basis)	$111,587

The table below shows the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per square foot amounts):

Non-revenue-enhancing Capital Expenditures, Tenant Improvements, and Leasing Costs (1)	Three Months Ended March 31, 2014
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$1,780	14,174,958	$0.13
Tenant improvements and leasing costs:
Re-tenanted space	$1,152	75,861	$15.19
Renewal space	2,901	372,440	7.79
Total tenant improvements and leasing costs	$4,053	448,301	$9.04

(1)	Excludes amounts that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment.

Real estate investment in Asia

Our investments in real estate, net, in Asia, consisted of the following as of March 31, 2014:

	Number of Properties	ABR (in thousands)	Occupancy Percentage	Book Value (in thousands)	Square Feet	Per Square Foot
Rental properties, net, in China	2	$948	63.7%	$56,242	471,384	$119
Rental properties, net, in India	7	4,560	72.8	52,161	431,846	121
	9	$5,508	68.0%	108,403	903,230	120

Construction in progress:
Current development projects in China				26,108	160,694	162
Current development projects in India				33,432	304,762	110
				59,540	465,456	128
Land held for future development/undergoing predevelopment activities (CIP) in India				78,569	6,419,707	12
Total investments in real estate, net, in Asia				$246,512	7,788,393	$32

Results of operations

Same Properties

As a result of changes within our total property portfolio, the financial data presented in the table in “Comparison of the Three Months Ended March 31, 2014, to the Three Months Ended March 31, 2013” shows significant changes in revenue and expenses from period to period. In order to supplement an evaluation of our results of operations, we analyze the operating performance for all properties that were operating for the periods presented, (Same Properties) separate from properties acquired subsequent to the beginning of the earliest period presented, properties currently undergoing development or redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from Same Property results (“Non-Same Properties”). Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.

The following table reconciles the number of Same Properties to total properties for the three months ended March 31, 2014:

Development – current	Properties	Summary	Properties
75/125 Binney Street	1	Development – current	5
499 Illinois Street	1	Development – deliveries	1
269 East Grand Avenue	1	Redevelopment – current	5
430 East 29th Street	1	Redevelopment – deliveries	9
360 Longwood Avenue (unconsolidated JV)	1
	5	Development/redevelopment – Asia	5

Development – deliveries since January 1, 2013	Properties	Acquisitions in North America since January 1, 2013:
225 Binney Street	1	10151 Barnes Canyon Road	1
		407 Davis Drive	1
Redevelopment – current	Properties	150 Second Street	1
225 Second Avenue	1	3545 Cray Court	1
10121 Barnes Canyon Road	1	4025/4031/4045 Sorrento Valley Boulevard	3
11055/11065/11075 Roselle Street	3
	5
		Properties “held for sale”	4
Redevelopment – deliveries since January 1, 2013	Properties	Total properties excluded from same properties	36
400 Technology Square	1
285 Bear Hill Road	1	Same properties	149
343 Oyster Point Boulevard	1
4757 Nexus Center Drive	1	Total properties as of March 31, 2014	185
1616 Eastlake Avenue	1
1551 Eastlake Avenue	1
9800 Medical Center Drive	3
	9

The following table presents information regarding our Same Properties for the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Percentage change in NOI over comparable period from prior year	3.8%
Percentage change in NOI (cash basis) over comparable period from prior year	4.3%
Operating margin	69%
Number of Same Properties	149
RSF	13,442,861
Occupancy – current period	96.5%
Occupancy – same period prior year	92.7%

Comparison of the three months ended March 31, 2014, to the three months ended March 31, 2013

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended March 31,
Revenues:	2014	2013	$ Change	% Change
Rental – Same Properties	$109,034	$105,667	$3,367	3.2%
Rental – Non-Same Properties	21,536	5,859	15,677	267.6
Total rental	130,570	111,526	19,044	17.1

Tenant recoveries – Same Properties	36,944	34,013	2,931	8.6
Tenant recoveries – Non-Same Properties	4,738	1,552	3,186	205.3
Total tenant recoveries	41,682	35,565	6,117	17.2

Other income – Same Properties	34	26	8	30.8
Other income – Non-Same Properties	3,900	2,966	934	31.5
Total other income	3,934	2,992	942	31.5

Total revenues – Same Properties	146,012	139,706	6,306	4.5
Total revenues – Non-Same Properties	30,174	10,377	19,797	190.8
Total revenues	176,186	150,083	26,103	17.4

Expenses:
Rental operations – Same Properties	45,673	43,054	2,619	6.1
Rental operations – Non-Same Properties	6,834	2,132	4,702	220.5
Total rental operations	52,507	45,186	7,321	16.2

NOI:
NOI – Same Properties	100,339	96,652	3,687	3.8
NOI – Non-Same Properties	23,340	8,245	15,095	183.1
Total NOI	123,679	104,897	18,782	17.9

Other expenses:
General and administrative	13,224	11,648	1,576	13.5
Interest	19,123	18,020	1,103	6.1
Depreciation and amortization	50,421	45,829	4,592	10.0
Total other expenses	82,768	75,497	7,271	9.6
Income from continuing operations	$40,911	$29,400	$11,511	39.2%

NOI – Same Properties	$100,339	$96,652	$3,687	3.8%
Less: straight-line rent adjustments	(4,951)	(5,237)	286	(5.5)
NOI (cash basis) – Same Properties	$95,388	$91,415	$3,973	4.3%

Rental revenues

Total rental revenues for the three months ended March 31, 2014, increased by $19.0 million, or 17.1%, to $130.6 million, compared to $111.5 million for the three months ended March 31, 2013. The increase was primarily due to rental revenues from our Non-Same Properties, including 10 development and redevelopment projects that were completed and delivered after January 1, 2013, and seven operating properties that were acquired after January 1, 2013. In addition, rental revenues from our Same Properties increased by $3.4 million, or 3.2%. Occupancy of Same Properties increased by 380 bps to 96.5% as of March 31, 2014, from 92.7% as of March 31, 2013.

Tenant recoveries

Tenant recoveries for the three months ended March 31, 2014, increased by $6.1 million, or 17.2%, to $41.7 million, compared to $35.6 million for the three months ended March 31, 2013. This increase is consistent with the increase in our rental operating expenses of $7.3 million. Same Properties tenant recoveries increased by $2.9 million, or 8.6%, primarily as a result of an increase in Same Properties rental operating expenses of $2.6 million, or 6.1%, and higher occupancy for these properties in 2014. Rental operating expenses increased during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, due to higher utilities, contract services, and repairs and maintenance costs in the three months ended March 31, 2014. Our East Coast properties incurred additional heating, snow removal, and other maintenance costs due to an unusually severe winter during the three months ended March 31, 2014. Non-Same Properties tenant recoveries increased by $3.2 million as a result of a Non-Same Properties rental operating expense increase of $4.7 million and higher occupancy for the development and redevelopment properties delivered since March 31, 2013. As of March 31, 2014, approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended March 31, 2014 and 2013, of $3.9 million and $3.0 million, respectively, consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Management fee income	$726	$1,605	$(879)
Interest income	862	1,327	(465)
Investment income	2,346	60	2,286
Total other income	$3,934	$2,992	$942

Rental operating expenses

Total rental operating expenses for the three months ended March 31, 2014, increased by $7.3 million, or 16.2%, to $52.5 million, compared to $45.2 million for the three months ended March 31, 2013. Approximately $4.7 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to 10 development and redevelopment projects that were completed and delivered after January 1, 2013, and seven operating properties that were acquired after January 1, 2013.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2014, increased by $1.6 million, or 13.5%, to $13.2 million, compared to $11.6 million for the three months ended March 31, 2013. General and administrative expenses increased primarily because of the timing of higher property acquisition-related expenses due to our year-to-date acquisition activity and higher income taxes related to our foreign operations in 2014. As a percentage of total assets, our annualized general and administrative expenses were 0.7% and 0.7% for the three months ended March 31, 2014, and 2013, respectively.

Interest expense

Interest expense for the three months ended March 31, 2014, increased by $1.1 million, or 6.1%, to $19.1 million, compared to $18.0 million for the three months ended March 31, 2013, detailed as follows (in thousands):

	Three Months Ended March 31,
Component	2014	2013	Change
Secured notes payable	$7,971	$9,802	$(1,831)
Unsecured senior notes payable	11,240	6,335	4,905
Unsecured senior line of credit	2,039	2,894	(855)
Unsecured senior bank term loans	3,742	6,226	(2,484)
Interest rate swaps	3,490	4,308	(818)
Amortization of loan fees and other interest	2,654	2,469	185
Unsecured senior convertible notes	—	7	(7)
Subtotal	31,136	32,041	(905)
Capitalized interest	(12,013)	(14,021)	2,008
Total interest expense	$19,123	$18,020	$1,103

Total interest expense increased by $1.1 million during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily as a result of the $2.0 million reduction in the amount of capitalization of interest related to development and redevelopment construction projects. The lower amount of capitalization of interest was due to the completion of nine properties since March 31, 2013. The gross interest incurred, decreased by $905 thousand during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily as a result of reductions in our unsecured senior bank term loan balances of $250.0 million and reductions in our secured notes payable by $133.2 million subsequent to March 31, 2013, and the decrease in expense related to the expiration, on March 31, 2013, of certain interest rate swap agreements aggregating $100.0 million with rates approximating 4.6%. In addition, we amended our unsecured senior line of credit and unsecured senior bank term loans in July 2013 and August 2013 to reduce our interest rate, by reducing our credit spread over LIBOR, on outstanding borrowings. The decrease in interest costs was partially offset by an increase in interest expense from the issuance of the $500.0 million unsecured senior notes payable at a fixed rate of 3.90% in May 2013.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2014, increased by $4.6 million, or 10.0%, to $50.4 million, compared to $45.8 million for the three months ended March 31, 2013. Depreciation increased due to building improvements, including 10 development and redevelopment projects that were completed and delivered after January 1, 2013, and seven operating properties that were acquired in North America after January 1, 2013.

(Loss) income from discontinued operations

Loss from discontinued operations of $162 thousand for the three months ended March 31, 2014, includes the results of operations of four operating properties that were classified as “held for sale” as of March 31, 2014.

Income from discontinued operations of $837 thousand for the three months ended March 31, 2013, includes the results of operations of four operating properties that were classified as “held for sale” as of March 31, 2014, and the results of operations of seven properties sold subsequent to January 1, 2013.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we have updated guidance for earnings per share attributable to Alexandria’s common stockholders – diluted and FFO per share attributable to Alexandria’s common stockholders – diluted, each for the year ended December 31, 2014, as set forth in the table below.  The table below provides a reconciliation of FFO per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to earnings per share, the most directly comparable GAAP measure, and other key assumptions included in our guidance for the year ended December 31, 2014.

2014 Guidance
EPS and FFO Per Share	Low – High
Earnings per share attributable to Alexandria’s common stockholders – diluted	$1.75 – $1.85
Add back: depreciation and amortization	2.97
Other	(0.02)
FFO per share attributable to Alexandria’s common stockholders – diluted	$4.70 – $4.80

2014 Key Assumptions (Dollars in thousands)	2014 Guidance
	Low	High
Occupancy percentage for operating properties as of December 31, 2014:
North America	96.5%	97.0%

Lease renewals and re-leasing of space:
Rental rate increases	10%	13%
Rental rate increases (cash basis)	3%	5%

Same property performance:
NOI increase	2%	4%
NOI increase (cash basis)	4%	6%

Straight-line rents	$42,000	$47,000
General and administrative expenses	$48,000	$52,000
Capitalization of interest	$37,000	$47,000
Interest expense	$76,000	$92,000

On a short-term basis, our unhedged variable rate debt as a percentage of total debt may range up to 30%. Our strategy is to have unhedged variable rate debt available for repayment as we issue unsecured senior notes payable, extend our maturity profile, transition variable rate debt to fixed rate debt, and enhance our long-term capital structure.

Net Debt to Adjusted EBITDA	Fixed Charge Coverage Ratio	Projected Metrics at December 31, 2014
		Unhedged Variable-Rate Debt	<13%
		Non-Income- Producing Assets	<15%

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as requirements for property acquisitions, development, redevelopment, predevelopment, other construction projects, capital improvements, tenant improvements, leasing costs, non-revenue-generating expenditures, and scheduled debt maturities, through net cash provided by operating activities, periodic asset sales, strategic joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

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

•
Continue to reduce our non-income-producing assets as a percentage of our gross investment in real estate through our continued delivery of development and redevelopment projects, and selective land sales; and

•
Maintain solid key credit metrics, including net debt to adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and fixed charge coverage ratio, with some variation from quarter to quarter and year to year.

Unsecured senior line of credit and unsecured senior bank term loans

We have unsecured bank debt totaling $1.6 billion as of March 31, 2014, under our 2016 unsecured senior bank term loan (“2016 Unsecured Senior Bank Term Loan”) and 2019 unsecured senior bank term loan (“2019 Unsecured Senior Bank Term Loan”) and amounts outstanding on our $1.5 billion unsecured senior line of credit. The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities.

	Balance at March 31, 2014		As of March 31, 2014
Facility			Maturity Date	Applicable Rate	Facility Fee
2016 Unsecured Senior Bank Term Loan	$500	million	July 2016	L+1.20%	N/A
2019 Unsecured Senior Bank Term Loan	$600	million	January 2019	L+1.20%	N/A
$1.5 billion unsecured senior line of credit	$506	million	January 2019	L+1.10%	0.20%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of March 31, 2014, were as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Leverage Ratio	Less than or equal to 60.0%	33.7%
Secured Debt Ratio	Less than or equal to 45.0%	6.2%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x	2.80x
Unsecured Leverage Ratio	Less than or equal to 60.0%	36.6%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	9.03x

(1)
For definitions of the ratios, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, each dated as of August 30, 2013, which were filed as exhibits to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2013.

(2)	Actual covenants are calculated pursuant to the specific terms to our unsecured senior line of credit and unsecured senior bank term loan agreements.

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 3.90% Unsecured Senior Notes and 4.60% Unsecured Senior Notes as of March 31, 2014, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	37%
Secured Debt to Total Assets	Less than or equal to 40%	7%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x	6.8x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	268%

(1)
For definitions of the ratios, refer to the indenture and related supplemental indentures, which were filed as exhibits to our Current Reports on Form 8-K with the SEC on February 29, 2012, and June 7, 2013, respectively.

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

2014 Sources and Uses of Capital (In thousands)	Low	High
Sources of capital:
Unsecured senior notes payable	$500,000	$600,000
Secured loan additions (construction loans and assumed debt) (1)	100,000	223,000
Secured notes payable repayments (2)	(210,000)	(210,000)
Activity on our unsecured senior line of credit and senior unsecured term loan	50,000	(133,000)
Net sources of debt capital	440,000	480,000
Net cash provided by operating activities after dividends	100,000	120,000
Land sales/strategic joint venture capital	145,000	245,000
Total sources of capital	$685,000	$845,000

Uses of capital:
Construction	$585,000	$645,000
Acquisitions	100,000	200,000
Total uses of capital	$685,000	$845,000

(1)	Includes two non-recourse secured notes payable aggregating $48.3 million assumed in connection with the acquisition of two operating assets in the three months ended March 31, 2014.

(2)
Represents the principal amortization payments and balloon payments at maturity on all of our secured notes payable, including one secured note payable related to Alexandria Technology Square®, which was repaid on January 31, 2014. This amount is net of the $20.9 million that was funded by our 10% joint venture partner.

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

Sources of capital

Real estate sales/strategic joint venture capital

We continue the disciplined execution of our asset recycling program to monetize non-strategic non-income-producing assets as a source of capital through asset sales or from joint venture proceeds. For 2014, we expect to monetize $145.0 million to $245.0 million through the sale of real estate or from joint venture proceeds related to non-income-producing assets.

As of March 31, 2014, we also had four properties classified as “held for sale” with an aggregate book value of $7.7 million.

Liquidity

The following table presents the remaining availability under our unsecured senior line of credit, secured construction loans, and cash and cash equivalents as of March 31, 2014 (dollars in thousands):

Description	Stated Rate	Total Commitments	Outstanding Balance	Available Liquidity
$1.5 billion unsecured senior line of credit	LIBOR + 1.10%	$1,500,000	$506,000	$994,000
Secured construction loan	LIBOR + 1.50%	55,000	46,203	8,797
Secured construction loan	LIBOR + 1.40%	36,000	6,419	29,581
Secured construction loan	LIBOR + 1.35%	250,400	44,422	205,978
		$1,841,400	$603,044	1,238,356
Cash and cash equivalents				74,970
Total				$1,313,326

Secured construction loans

See Note 5 – Secured and Unsecured Senior Debt, to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q for discussion of secured construction loans.

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  As of March 31, 2014, we had approximately $1.0 billion available for borrowing under our $1.5 billion unsecured senior line of credit.

Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended unsecured line of credit agreement, plus, in either case, the Applicable Margin. The “Eurocurrency Rate” specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. Dollars, Euro, Sterling, or Yen), (ii) the average annual yield rates applicable to Canadian dollar banker's acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate means for any day a fluctuating rate per annum equal to the highest of (a) the federal funds rate plus 1/2 of 1%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) the Eurocurrency Rate plus 1.00%. The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit as of March 31, 2014, was 1.10%, which is based on our existing credit rating as set by certain rating agencies. As of March 31, 2014, we had $506.0 million in borrowings outstanding on our $1.5 billion unsecured senior line of credit. Our unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

Cash and cash equivalents

As of March 31, 2014, we had $75.0 million of cash and cash equivalents.  We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our unsecured senior line of credit secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and material capital expenditures, for at least the next 12 months, and thereafter for the foreseeable future.

Restricted cash

Restricted cash consisted of the following as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Funds held in trust under the terms of certain secured notes payable	$16,938	$14,572
Funds held in escrow related to construction projects	5,656	5,655
Other restricted funds	7,860	7,482
Total	$30,454	$27,709

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

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements.  These third parties may contribute equity into these entities primarily related to their share of funds for construction-related and financing-related activities. In January 2014, our joint venture partner funded $20.9 million related to the repayment of our $208.7 million secured note payable collateralized by Alexandria Technology Square®.

We also hold an interest, together with certain third parties, in a joint venture that is not consolidated in our financial statements. The following table presents information related to debt held by our unconsolidated joint venture (dollars in thousands):

Loan Collateral	Alexandria JV Ownership Percentage	Total Outstanding		Alexandria Share	Third Party Share	Maturity Date		Interest Rate
360 Longwood Avenue	27.5%	$107,011	(1)	$29,428	$77,583	4/1/2017	(2)	5.25%

(1)	Secured construction loan with an aggregate commitment of $213.2 million and it bears interest at LIBOR +3.75%, with a floor of 5.25%.

(2)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

Uses of capital

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, predevelopment, and construction of properties. In North America, we currently have development projects under way for 944,721 RSF of laboratory/office space. In addition, we have a 27.5% interest in an unconsolidated joint venture that is currently developing a building aggregating 413,536 RSF in the Longwood Medical Area of the Greater Boston market. We incur construction costs related to development, redevelopment, predevelopment, and other construction activities and additional project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred.  Capitalized interest for the three months ended March 31, 2014 and 2013, of $12.0 million and $14.0 million, respectively, is classified in investments in real estate, net.  We also capitalize indirect project costs, including construction administration, compensation costs, legal fees, and office costs that clearly relate to projects under development or construction, during the period an asset is undergoing activities to prepare it for its intended use.  We capitalized compensation and other indirect project costs related to development, redevelopment, predevelopment, and construction projects, aggregating $4.7 million and $3.9 million for the three months ended March 31, 2014 and 2013, respectively. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease, the asset is transferred out of construction in progress and classified as rental properties, net.  Also, if aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for future development.  Expenditures for repairs and maintenance are expensed as incurred.  Fluctuations in our development, redevelopment, predevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in development, redevelopment, predevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $1.6 million for the three months ended March 31, 2014.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction.  The initial direct costs capitalized and deferred also included compensation costs for employees related to time spent directly performing leasing activities previously described and related to leasing responsibilities that would not have been performed had the leasing transaction not occurred. Total initial direct leasing costs capitalized during the three months ended March 31, 2014 and 2013, were $8.5 million and $8.3 million, respectively, of which $3.4 million and $2.6 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Acquisitions

Refer to the “External Growth – Acquisitions” section.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in the Company’s cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Net cash provided by operating activities	$73,259	$47,241	$26,018
Net cash used in investing activities	$(162,719)	$(69,524)	$(93,195)
Net cash provided by (used in) financing activities	$106,474	$(31,509)	$137,983

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Net cash provided by operating activities	$73,259	$47,241	$26,018
Add back: Changes in operating assets and liabilities	8,861	29,093	(20,232)
Net cash provided by operating activities before changes in assets and liabilities	$82,120	$76,334	$5,786

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the delivery of development projects, and the timing and delivery of redevelopment projects. Net cash provided by operating activities for the three months ended March 31, 2014, increased to $73.3 million, compared to $47.2 million for the three months ended March 31, 2013.  Net cash provided by operating activities before changes in assets and liabilities for the three months ended March 31, 2014, increased by $5.8 million, or 7.6%, to $82.1 million, compared to $76.3 million for the three months ended March 31, 2013.  This increase was primarily attributable to an increase in our Same Properties NOI (cash basis) of $4.0 million, or 4.3%, to $95.4 million for the three months ended March 31, 2014, compared to $91.4 million for the three months ended March 31, 2013.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2014, was $162.7 million, compared to $69.5 million for the three months ended March 31, 2013.  This change consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Proceeds from sales of properties	$—	$80,203	$(80,203)
Additions to properties	(111,587)	(139,245)	27,658
Purchase of properties	(42,338)	—	(42,338)
Other	(8,794)	(10,482)	1,688
Net cash used in investing activities	$(162,719)	$(69,524)	$(93,195)

The change in net cash used in investing activities for the three months ended March 31, 2014, is primarily due to a higher investment in property acquisitions and no proceeds from property dispositions, offset by lower capital expenditures incurred on our development and redevelopment projects during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Value-creation opportunities and external growth

As of March 31, 2014, we had five ground-up development projects in process in North America, including an unconsolidated joint venture development project, aggregating 1,358,257 RSF. We also had three projects in North America with 221,225 RSF undergoing redevelopment. These projects, along with recently delivered projects, certain future projects, and contributions from Same Properties, are expected to contribute significant increases in rental income, NOI, and cash flows. For further discussion, see “Sources and Uses of Capital – Uses of Capital – Summary of Capital Expenditures” above.

Our initial stabilized yield on a cash basis reflects cash rents at date of stabilization after initial rental concessions, if any, have elapsed.  We expect, on average, our cash rents related to our value-creation projects to increase over time pursuant to contractual rent escalations.  As of March 31, 2014, 95% of our leases contained annual rent escalations that were either fixed or based on a consumer price index or another index.

For information on our key development and redevelopment projects for the three months ended March 31, 2014, see “Investment in Real Estate, Net – Development, Redevelopment, and Future Value-Creation Projects” located earlier within Item 2 of this report and preceding “Investment in Unconsolidated Real Estate Entity.”

Financing activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2014, increased by $138.0 million, to $106.5 million, compared to cash used in financing activities of $31.5 million for the three months ended March 31, 2013.  This increase consisted of the following amounts (in thousands):

	Three Months Ended March31,
	2014	2013	Change
Borrowings from secured notes payable	$51,030	$17,215	$33,815
Repayments of borrowings from secured notes payable	(210,844)	(2,749)	(208,095)
Principal borrowings from unsecured senior line of credit	360,000	179,000	181,000
Repayments of borrowings from unsecured senior line of credit	(58,000)	(191,000)	133,000
Total changes related to debt	142,186	2,466	139,720

Dividend payments	(55,185)	(42,158)	(13,027)
Other	19,473	8,183	11,290
Net cash provided by (used in) financing activities	$106,474	$(31,509)	$137,983
Secured construction loans

See the “Secured Construction Loans” section under “Sources and Uses of Capital” in Item 2 of this report for details.

Dividends

During the three months ended March 31, 2014 and 2013, we paid the following dividends (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Common stock dividends	$48,714	$35,687	$13,027
Series D Preferred Stock dividends	4,375	4,375	—
Series E Preferred Stock dividends	2,096	2,096	—
	$55,185	$42,158	$13,027

The increase in dividends paid on our common stock was primarily due to an increase in the related dividends to $0.70 per common share for the three months ended March 31, 2014, from $0.60 per common share for the three months ended March 31, 2013.  The increase was also due to an increase in the number of shares of common stock outstanding to 71.2 million shares as of March 31, 2014, compared to 63.3 million shares as of March 31, 2013.

Inflation

As of March 31, 2014, approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or another index.  Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation.  An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Contractual obligations and commitments

Contractual obligations as of March 31, 2014, consisted of the following (in thousands):

		Payments by Period
	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Secured and unsecured debt (1) (2)	$3,252,963	$20,095	$808,708	$127,417	$2,296,743
Estimated interest payments on fixed rate and hedged variable rate debt (3)	156,870	39,208	75,089	25,652	16,921
Estimated interest payments on variable rate debt (4)	23,685	3,597	17,970	2,118	—
Ground lease obligations	681,198	8,209	20,448	21,284	631,257
Other obligations	9,551	1,271	2,923	3,209	2,148
Total	$4,124,267	$72,380	$925,138	$179,680	$2,947,069

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the consolidated balance sheets.

(2)	Payment dates include any extension options that we control.

(3)
Estimated interest payments on our fixed rate debt and hedged variable rate debt were based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable rate debt were based on the interest rates in effect as of March 31, 2014.

Estimated interest payments

As of March 31, 2014, 74% of our debt was fixed rate debt or variable rate debt subject to interest rate swap agreements.  See additional information regarding our interest rate swap agreements under “Liquidity and Capital Resources – Contractual Obligations and Commitments – Interest Rate Swap Agreements.”  The remaining 26% of our debt is unhedged variable rate debt based primarily on LIBOR.  Interest payments on our unhedged variable rate debt have been calculated based on interest rates in effect as of March 31, 2014.  See additional information regarding our debt under Note 5 – Secured and Unsecured Senior Debt to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q to our consolidated financial statements.

Interest rate swap agreements

See Note 6 – Interest Rate Swap Agreements to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q for further information.

Ground lease obligations

Ground lease obligations as of March 31, 2014, included leases for 29 of our properties and two land development parcels.  Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $9.9 million at March 31, 2014, our ground lease obligations have remaining lease terms ranging from 40 to 100 years, including extension options.

Commitments

In addition to the above, as of March 31, 2014, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic science and technology infrastructure improvements under the terms of leases approximated $348.3 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $43.4 million for certain investments over the next several years. In addition, we have letters of credit and performance obligations of $13.8 million primarily related to our construction management requirements.

We have minimum development requirements under project development agreements with government entities in some of our future value-creation projects. At March 31, 2014, we have land and land improvements with an aggregate book value of $20.2 million where we have construction commitment obligations aggregating approximately 300,000 RSF that need to be fulfilled by 2016. The estimated cost to develop these projects will be approximately $125 to $175 per square foot. If we do not meet, extend, or eliminate these commitments, we may default under our existing agreements. The government entities in turn also have certain obligations to us under those project development agreements. We are working with these entities to fulfill or amend certain existing obligations in a mutually beneficial manner.

Exposure to environmental liabilities

In connection with the acquisition of all our properties, we have obtained Phase I environmental assessments to ascertain the existence of any environmental liabilities or other issues.  The Phase I environmental assessments of our properties have not revealed any environmental liabilities that we believe would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any material environmental liabilities that have occurred since the Phase I environmental assessments were completed.  In addition, we carry a policy of pollution legal liability insurance covering exposure to certain environmental losses at substantially all of our properties.

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of our investment in a real estate entity that is a variable interest entity for which we are not the primary beneficiary.  We account for the real estate entity under the equity method.  See Notes 3 and 5 to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q, as well as Notes 2 and 3 to our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2013.

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2013, for a discussion of our critical accounting policies, which include rental properties, net, land held for future development, construction in progress, discontinued operations, impairment of long-lived assets, capitalization of costs, accounting for investments, interest rate swap agreements, recognition of rental income and tenant recoveries, and monitoring client tenant credit quality.  There were no significant changes to these policies during the three months ended March 31, 2014.

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

	Three Months Ended March 31,
	2014	2013
Net income attributable to Alexandria’s common stockholders	$32,709	$22,442
Depreciation and amortization	50,421	46,995
Loss on sale of real estate	—	340
Amount attributable to noncontrolling interests/unvested restricted stock awards:
Net income	1,569	1,324
FFO	(1,629)	(1,064)
FFO attributable to Alexandria’s common stockholders – basic	83,070	70,037
Assumed conversion of unsecured senior convertible notes	—	5
FFO attributable to Alexandria’s common stockholders – diluted	83,070	70,042

Non-revenue-enhancing capital expenditures:
Building improvements	(1,780)	(596)
Tenant improvements and leasing commissions	(4,053)	(882)
Straight-line rent revenue	(11,882)	(6,198)
Straight-line rent expense on ground leases	711	538
Capitalized income from development projects	—	22
Amortization of acquired above and below market leases	(816)	(830)
Amortization of loan fees	2,561	2,386
Amortization of debt premiums/discounts	205	115
Stock compensation	3,228	3,349
Allocation to unvested restricted stock awards	94	19
AFFO attributable to Alexandria’s common stockholders – diluted	$71,338	$67,965

The following table presents a reconciliation of net income per share attributable to Alexandria’s common stockholders – basic, to FFO per share attributable to Alexandria’s common stockholders – diluted, FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted, and AFFO per share attributable to Alexandria’s common stockholders – diluted, for the periods below.

	Three Months Ended March 31,
	2014	2013
Net income per share attributable to Alexandria’s common stockholders – basic and diluted	$0.46	$0.36
Depreciation and amortization	0.71	0.74
Loss on sale of real estate	—	0.01
FFO per share attributable to Alexandria’s common stockholders – basic and diluted	1.17	1.11
Non-revenue-enhancing capital expenditures:
Building improvements	(0.03)	(0.01)
Tenant improvements and leasing commissions	(0.06)	(0.01)
Straight-line rent revenue	(0.17)	(0.10)
Straight-line rent expense on ground leases	0.01	0.01
Amortization of acquired above and below market leases	(0.01)	(0.01)
Amortization of loan fees	0.04	0.04
Stock compensation	0.05	0.05
AFFO per share attributable to Alexandria’s common stockholders – diluted	$1.00	$1.08

Adjusted EBITDA

EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance.  We use adjusted EBITDA (“Adjusted EBITDA”) to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis.  Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate and land parcels, deal costs, and impairments. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate and land parcels, deal costs, and impairments.  By excluding interest expense and gains or losses on early extinguishment of debt, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries.  We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that adjusting for the effects of gains or losses on sales of real estate and land parcels, deal costs, and impairments provides useful information by excluding certain items that are not representative of our core operating results.  These items are dependent upon historical costs, and are subject to judgmental inputs and the timing of our decisions.  EBITDA and Adjusted EBITDA have limitations as measures of our performance.  EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments.  While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity.  Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA, and Adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended December 31, 2013	Twelve Months Ended December 31, 2013
Net income	$40,749	$44,222	$140,249
Interest expense	19,123	17,783	67,952
Depreciation and amortization – continuing operations	50,421	48,084	189,123
Depreciation and amortization – discontinued operations	—	17	1,655
EBITDA	110,293	110,106	398,979
Stock compensation expense	3,228	4,011	15,552
Loss on early extinguishment of debt	—	—	1,992
Loss on sale of real estate	—	—	121
Gain on sale of land parcel	—	(4,052)	(4,824)
Impairment of investments	—	853	853
Deal costs	—	1,446	1,446
Adjusted EBITDA	$113,521	$112,364	$414,119

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

	Three Months Ended March 31, 2014	Three Months Ended December 31, 2013	Twelve Months Ended December 31, 2013
Adjusted EBITDA	$113,521	$112,364	$414,119
Add back: operating loss (income) from discontinued operations	162	126	(2,676)
Adjusted EBITDA – excluding discontinued operations	$113,683	$112,490	$411,443
Total revenues	$176,186	$168,823	$631,151
Adjusted EBITDA margins	65%	67%	65%

Fixed charge coverage ratio

The fixed charge coverage ratio is the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy financing obligations and preferred stock dividends.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and amortization of debt premiums/discounts.  The fixed charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this quarterly report on Form 10-Q for the three months ended March 31, 2014, and on our annual report on Form 10-K, as of December 31, 2013.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges (dollars in thousands):

	Three Months Ended March 31, 2014	Three Months Ended December 31, 2013	Twelve Months Ended December 31, 2013
Adjusted EBITDA	$113,521	$112,364	$414,119

Interest expense	$19,123	$17,783	$67,952
Add: capitalized interest	12,013	14,116	60,615
Less: amortization of loan fees	(2,561)	(2,636)	(9,936)
Less: amortization of debt premium/discounts	(205)	(146)	(529)
Cash interest	28,370	29,117	118,102
Dividends on preferred stock	6,471	6,471	25,885
Fixed charges	$34,841	$35,588	$143,987

Fixed charge coverage ratio – quarter annualized	3.3x	3.2x	2.9x
Fixed charge coverage ratio – trailing 12 months	3.0x	2.9x	2.9x

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage.  Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash.  See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of March 31, 2014 and 2013 (dollars in thousands):

	As of March 31, 2014		As of December 31, 2013
Secured notes payable	$597,511		$708,831
Unsecured senior notes payable	1,048,270		1,048,230
Unsecured senior line of credit	506,000		204,000
Unsecured senior bank term loans	1,100,000		1,100,000
Less: cash and cash equivalents	(74,970)		(57,696)
Less: restricted cash	(30,454)		(27,709)
Net debt	$3,146,357		$2,975,656

Adjusted EBITDA – quarter annualized	$454,084		$449,456
Net debt to Adjusted EBITDA – quarter annualized	6.9	x	6.6	x
Adjusted EBITDA – trailing 12 months	$428,699		$414,119
Net debt to Adjusted EBITDA – trailing 12 months	7.3	x	7.2	x

NOI

NOI is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, excluding loss (gain) on early extinguishment of debt, impairment of land parcel, depreciation and amortization, interest expense, and general and administrative expense.  We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level.  Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.  NOI on a cash basis is NOI, adjusted to exclude the effect of straight-line rent adjustments required by GAAP.  We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent adjustments to rental revenue.

Further, we believe NOI is useful to investors as a performance measure, because when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.  NOI excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties.  For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level.  In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level.  Real estate impairments have been excluded in deriving NOI because we do not consider impairment losses to be property-level operating expenses.  Real estate impairment losses relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses.  Our real estate impairments represent the write-down in the value of the assets to the estimated fair value less cost to sell.  These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values.  Our calculation of NOI also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to the timing of corporate strategy.  Property operating expenses that are included in determining NOI consist of costs that are related to our operating properties, such as utilities, repairs and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries.  General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management.  NOI presented by us may not be comparable to NOI reported by other equity REITs that define NOI differently.  We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations as presented in our condensed consolidated statements of income.  NOI should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity or our ability to make distributions.

Same Property NOI

See discussion of Same Properties and reconciliation of NOI to income from continuing operations in “Results of Operations.”

Unencumbered NOI as a percentage of total NOI

Unencumbered NOI as a percentage of total NOI is a non-financial measure that we believe is useful to investors as a performance measure of our results of operations of our unencumbered real estate assets, as it primarily reflects those income and expense items that are incurred at the unencumbered property level.  We use unencumbered NOI as a percentage of total NOI in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under such debt obligations.  Unencumbered NOI is derived from assets classified in continuing operations that are not subject to any mortgage, deed of trust, lien, or other security interest as of the period for which income is presented.  Unencumbered NOI for periods prior to the three months ended March 31, 2014, has been reclassified to conform to current period presentation related to discontinued operations.  See the reconciliation of NOI to income from continuing operations in “Results of Operations.”

The following table summarizes unencumbered NOI as a percentage of total NOI for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014		2013
Unencumbered NOI	$103,096		$71,143
Encumbered NOI	20,583		33,754
Total NOI from continuing operations	$123,679		$104,897
Unencumbered NOI as a percentage of total NOI	83%	(1)	68%

(1)
Increase in unencumbered NOI as a percentage of total NOI for the three months ended March 31, 2014, due to repayment of $208.7 million secured note payable related to Alexandria Technology Square® with an effective interest rate of 5.59%.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  The following table illustrates the effect of a 1% increase/decrease in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans, after considering the effect of our interest rate swap agreements, secured debt, unsecured senior notes payable, and unsecured senior convertible notes as of March 31, 2014 (in thousands):

Annualized impact to future earnings due to variable-rate debt:
Rate increase of 1%	$(5,368)
Rate decrease of 1%	$793
Effect on fair value of total consolidated debt and interest rate swap agreements:
Rate increase of 1%	$(125,602)
Rate decrease of 1%	$105,531

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in existence on March 31, 2014.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of March 31, 2014 (in thousands):

Equity price risk:
Increase in fair value of 10%	$16,932
Decrease in fair value of 10%	$(16,932)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  The following table illustrates the effect that a 10% increase or decrease in foreign currency rates relative to the U.S. dollar would have on our earnings, based on our current operating assets outside the U.S. as of March 31, 2014 (in thousands):

Foreign currency exchange rate risk:
Increase in foreign currency exchange rate of 10%	$(149)
Decrease in foreign currency exchange rate of 10%	$149

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Our exposure to market risk elements for the three months ended March 31, 2014, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2014, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*
Amended and Restated Executive Employment Agreement, effective as of January 1, 2014, by and between the Company and Joel S. Marcus, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on May 1, 2014.

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
101
The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013 (unaudited), (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2014 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2014.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)