Form 10-Q
period 2014-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2014-08-07
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

 As of July 18, 2014, 71,749,433 shares of common stock, par value $.01 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Investments in real estate	$7,030,117	$6,776,914
Cash and cash equivalents	61,701	57,696
Restricted cash	24,519	27,709
Tenant receivables	10,654	9,918
Deferred rent	214,793	190,425
Deferred leasing and financing costs	193,621	192,658
Investments	174,802	140,288
Other assets	105,442	134,156
Total assets	$7,815,649	$7,529,764

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$615,551	$708,831
Unsecured senior notes payable	1,048,310	1,048,230
Unsecured senior line of credit	571,000	204,000
Unsecured senior bank term loans	1,100,000	1,100,000
Accounts payable, accrued expenses, and tenant security deposits	434,528	435,342
Dividends payable	57,377	54,420
Total liabilities	3,826,766	3,550,823

Commitments and contingencies

Redeemable noncontrolling interests	14,381	14,444

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series D cumulative convertible preferred stock	250,000	250,000
Series E cumulative redeemable preferred stock	130,000	130,000
Common stock	713	712
Additional paid-in capital	3,542,334	3,572,281
Accumulated other comprehensive loss	(16,245)	(36,204)
Alexandria’s stockholders’ equity	3,906,802	3,916,789
Noncontrolling interests	67,700	47,708
Total equity	3,974,502	3,964,497
Total liabilities, noncontrolling interests, and equity	$7,815,649	$7,529,764

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental	$134,992	$114,493	$265,562	$226,019
Tenant recoveries	40,944	35,869	82,626	71,434
Other income	466	3,568	4,400	6,560
Total revenues	176,402	153,930	352,588	304,013

Expenses:
Rental operations	52,353	46,277	104,860	91,463
General and administrative	13,836	12,455	27,060	24,103
Interest	17,433	15,978	36,556	33,998
Depreciation and amortization	57,314	46,344	107,735	92,173
Loss on early extinguishment of debt	—	560	—	560
Total expenses	140,936	121,614	276,211	242,297

Income from continuing operations	35,466	32,316	76,377	61,716
(Loss) income from discontinued operations	(147)	249	(309)	1,086
Gain on sale of land parcel	797	772	797	772
Net income	36,116	33,337	76,865	63,574

Dividends on preferred stock	(6,472)	(6,471)	(12,943)	(12,942)
Net income attributable to noncontrolling interests	(1,307)	(980)	(2,502)	(1,962)
Net income attributable to unvested restricted stock awards	(405)	(403)	(779)	(745)
Net income attributable to Alexandria’s common stockholders	$27,932	$25,483	$60,641	$47,925

Earnings per share attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.39	$0.38	$0.85	$0.72
Discontinued operations	—	—	—	0.02
Earnings per share – basic and diluted	$0.39	$0.38	$0.85	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$36,116	$33,337	$76,865	$63,574
Other comprehensive income:
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during the period	(2,734)	44	16,045	360
Reclassification adjustment for losses (gains) included in net income	406	42	406	(230)
Unrealized (losses) gains on marketable securities, net	(2,328)	86	16,451	130

Unrealized (losses) gains on interest rate swap agreements:
Unrealized interest rate swap (losses) gains arising during the period	(2,526)	105	(3,914)	(28)
Reclassification adjustment for amortization of interest expense included in net income	1,123	3,834	4,613	8,142
Unrealized (losses) gains on interest rate swap agreements, net	(1,403)	3,939	699	8,114

Foreign currency translation gains (losses)	5,915	(20,698)	2,809	(23,057)

Total other comprehensive income (loss)	2,184	(16,673)	19,959	(14,813)
Comprehensive income	38,300	16,664	96,824	48,761
Less: comprehensive income attributable to noncontrolling interests	(1,307)	(1,008)	(2,502)	(1,906)
Comprehensive income attributable to Alexandria’s common stockholders	$36,993	$15,656	$94,322	$46,855

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2013	$250,000	$130,000	71,172,197	$712	$3,572,281	$—	$(36,204)	$47,708	$3,964,497	$14,444
Net income	—	—	—	—	—	74,363	—	1,970	76,333	532
Total other comprehensive income	—	—	—	—	—	—	19,959	—	19,959	—
Contributions by noncontrolling interests	—	—	—	—	—	—	—	19,410	19,410	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,388)	(1,388)	(595)
Issuances pursuant to stock plan	—	—	145,884	1	10,457	—	—	—	10,458	—
Dividends declared on common stock	—	—	—	—	—	(101,824)	—	—	(101,824)	—
Dividends declared on preferred stock	—	—	—	—	—	(12,943)	—	—	(12,943)	—
Distributions in excess of earnings	—	—	—	—	(40,404)	40,404	—	—	—	—
Balance as of June 30, 2014	$250,000	$130,000	71,318,081	$713	$3,542,334	$—	$(16,245)	$67,700	$3,974,502	$14,381

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$76,865	$63,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,735	93,575
Loss on early extinguishment of debt	—	560
Gain on sale of land parcel	(797)	(772)
Loss on sale of real estate	—	121
Amortization of loan fees and costs	5,304	4,813
Amortization of debt premiums/discounts	136	237
Amortization of acquired above and below market leases	(1,434)	(1,660)
Deferred rent	(24,619)	(14,437)
Stock compensation expense	6,304	7,812
Investment gains	(6,225)	(2,666)
Investment losses	5,240	529
Changes in operating assets and liabilities:
Restricted cash	—	392
Tenant receivables	(735)	847
Deferred leasing costs	(17,452)	(23,109)
Other assets	(5,916)	6,110
Accounts payable, accrued expenses, and tenant security deposits	85	8,215
Net cash provided by operating activities	144,491	144,141

Investing Activities
Proceeds from sales of properties	17,868	101,815
Additions to properties	(210,792)	(298,927)
Purchase of properties	(97,785)	—
Change in restricted cash related to construction projects	5,650	(8,889)
Contributions to unconsolidated real estate entity	(1,405)	(4,889)
Loss in investments from unconsolidated real estate entity	—	(293)
Additions to investments	(25,358)	(14,833)
Proceeds from sales of investments	8,794	9,544
Proceeds from repayment of note receivable	29,851	—
Net cash used in investing activities	$(273,177)	$(216,472)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2014	2013
Financing Activities
Borrowings from secured notes payable	$77,762	$26,114
Repayments of borrowings from secured notes payable	(219,427)	(31,436)
Proceeds from issuance of unsecured senior notes payable	—	495,310
Principal borrowings from unsecured senior line of credit	637,000	305,000
Repayments of borrowings from unsecured senior line of credit	(270,000)	(871,000)
Repayment of unsecured senior bank term loan	—	(150,000)
Change in restricted cash related to financings	1,212	16,634
Deferred financing costs paid	(310)	(1,457)
Proceeds from common stock offering	—	534,469
Dividends paid on common stock	(98,867)	(73,932)
Dividends paid on preferred stock	(12,943)	(12,942)
Contributions by noncontrolling interests	19,410	—
Distributions to noncontrolling interests	(1,388)	(639)
Distributions to redeemable noncontrolling interests	(595)	(596)
Net cash provided by financing activities	131,854	235,525

Effect of foreign exchange rate changes on cash and cash equivalents	837	(1,960)

Net increase in cash and cash equivalents	4,005	161,234
Cash and cash equivalents at beginning of period	57,696	140,971
Cash and cash equivalents at end of period	$61,701	$302,205

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$31,922	$29,259

Non-Cash Investing Activities
Note receivable issued in connection with sale of real estate	$—	$38,820
Change in accrued capital expenditures	$592	$(48,198)
Assumption of secured notes payable in connection with purchase of properties	$(48,329)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Background

As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries.

Alexandria Real Estate Equities, Inc. (NYSE:ARE), with a total market capitalization of approximately $9.3 billion as of June 30, 2014, and an asset base of 31.4 million square feet, including 17.9 million rentable square feet (“RSF”) of operating and current value-creation projects, as well as an additional 13.5 million square feet in future ground-up development projects, is the largest and leading real estate investment trust (“REIT”) uniquely focused on Class A assets in collaborative science and technology campuses located in urban innovation clusters. Alexandria pioneered this niche in 1994 and has since established a dominant market presence in AAA locations including Greater Boston, the San Francisco Bay Area, San Diego, New York City, Maryland, Seattle, and Research Triangle Park. Alexandria is known for its high-quality and diverse client tenant base. Alexandria is the Landlord of Choice to the Life Science Industry®, and approximately 52% of its total annualized base rent (“ABR”) results from investment-grade client tenants (a REIT industry-leading percentage). Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban collaborative science and technology campuses that provide its client tenants with a highly collaborative, 24/7, live/work/play environment, as well as the critical ability to successfully recruit and retain best-in-class talent. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria, please visit our website at www.are.com.

Our asset base consisted of the following, as of June 30, 2014:

Square Feet
Operating properties	15,804,327
Development properties	1,879,492
Redevelopment properties	197,289
Total operating and current value-creation projects	17,881,108

Near-term value-creation projects in North America (CIP)	2,474,163
Future value-creation projects	10,760,108
Land subject to sale negotiations	262,950

Total	31,378,329

•	Investment-grade client tenants represented approximately 52% of our total ABR;

•
Approximately 96% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index;

•
Approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent and;

•
Approximately 93% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures (such as heating, ventilation, and air conditioning (“HVAC”) systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

Any references to the number of buildings, square footage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited and outside the scope of our independent registered public accounting firm’s review of our interim consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation for discontinued operations.

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

2.	Basis of presentation (continued)

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

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities primarily involved in the life science industry.  All of our investments in actively traded public companies are considered “available for sale” and are reflected in the accompanying consolidated balance sheets at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income.  Investments in privately held entities and limited partnerships are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Certain investments in privately held entities and limited partnerships are accounted for under the equity method when our interest in the entity is not deemed so minor that we have virtually no influence over the entity’s operating and financial policies.  Under the equity method of accounting, we recognize our investment initially at cost and adjust the amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  Additionally, we limit our ownership percentage in the voting interest of each individual entity to less than 10%.  As of June 30, 2014, and December 31, 2013, our ownership percentage in the voting interest of each individual entity was less than 10%.

We monitor each of our investments throughout the year for new developments, including operating results, results of clinical trials, capital-raising events, and merger and acquisition activities. Individual investments are evaluated for impairment when changes in conditions may indicate an impairment exists.  The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstances that would have an adverse effect on our cost method investments, we do not estimate the investment’s fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a charge to current earnings.

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).  Under the Code, a REIT that distributes 100% of its REIT taxable income as a dividend to its shareholders each year and that meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes.  We have distributed 100% or more of our taxable income.  Therefore, no provision for federal income taxes is required.  We file tax returns, including returns for our subsidiaries, with federal, state, and local jurisdictions, including jurisdictions located in the United States (“U.S.”), Canada, India, China, and other international locations.  Our tax returns are subject to examination in various jurisdictions for the calendar years 2009 through 2013.

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

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We may maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent.  As of June 30, 2014, and December 31, 2013, we had no allowance for estimated losses.

2.	Basis of presentation (continued)

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

Interest income

Interest income was $911 thousand and $990 thousand during the three months ended June 30, 2014 and 2013, respectively. Interest income was $1.8 million and $2.3 million during the six months ended June 30, 2014 and 2013, respectively.  Interest income is included in other income in the accompanying consolidated statements of income.

Impact of recently issued accounting standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on the reporting of discontinued operations, which raises the threshold for disposals to qualify as discontinued operations. Under this ASU, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as “held for sale” and represents a strategic shift that has had or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as “held for sale” on the date of the acquisition. A strategic shift that has or will have a major effect on an entity’s operations and financial results could include the disposal of (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity. Under current GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. This ASU eliminates these criteria and is effective for public companies during the interim and annual periods, beginning after December 15, 2014. We are required to adopt this ASU no later than January 1, 2015 and may early adopt this ASU during interim periods, as applicable. We expect the adoption of this ASU to result in fewer real estate sales qualifying for classification as discontinued operations in our consolidated financial statements.

In May 2014, the FASB issued an ASU that replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The ASU also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in this ASU include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The ASU is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. The ASU does not apply to lease contracts accounted for under current GAAP. We are currently evaluating the impact of the adoption of this ASU will have on our financial position and results of operations.

3.	Investments in real estate

Our investments in real estate, consisted of the following as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Rental properties	$6,668,458	$6,442,208
Less: accumulated depreciation	(1,039,810)	(952,106)
Rental properties, net	5,628,648	5,490,102

Construction in progress (“CIP”)/current value-creation projects:
Current development in North America	613,104	558,482
Current redevelopment in North America	32,139	8,856
Current development in Asia	60,944	60,928
	706,187	628,266
	6,334,835	6,118,368

Near-term value-creation projects in North America (CIP):
50, 60, and 100 Binney Street	294,048	284,672
Other projects	108,790	97,617
	402,838	382,289

Future value-creation projects:
North America	205,421	176,063
Asia	79,328	77,251
	284,749	253,314

Land subject to sale negotiations	7,695	22,943

Investments in real estate	$7,030,117	$6,776,914

Acquisitions

In January 2014, we acquired 3545 Cray Court, a 116,556 RSF laboratory/office property located in the Torrey Pines submarket of San Diego, for $64.0 million. The property was 100% occupied on the date of acquisition. In connection with the acquisition, we assumed a $40.7 million non-recourse secured note payable with a contractual interest rate of 4.66% and a maturity in January 2023.

In March 2014, we acquired 225 Second Avenue, a vacant 112,500 RSF office property located in the Route 128 submarket of Greater Boston, for $16.3 million. In May 2014, we leased 100% of the project to accommodate expansion requirements of an existing tenant. The property is undergoing conversion into laboratory/office space through redevelopment.

In March 2014, we acquired 4025/4031/4045 Sorrento Valley Boulevard, three adjacent buildings aggregating 42,566 RSF located in the Sorrento Valley submarket of San Diego, for a total purchase price of $12.4 million. These properties were 100% occupied on the date of acquisition. In connection with the acquisition, we assumed a $7.6 million non-recourse secured note payable with a contractual interest rate of 5.74% and a maturity in April 2016.

In April 2014, we acquired 500 Townsend Street, a land parcel supporting approximately 300,000 gross square feet, in the South of Market (“SoMa”) submarket of the San Francisco Bay Area for a purchase price of $50.0 million. We are in the process of perfecting entitlements, marketing for lease, and subject to market conditions, we plan to commence construction as soon as possible in 2015.

3.	Investments in real estate (continued)

Current development and redevelopment projects

As of June 30, 2014, we had six ground-up development projects in process in North America aggregating 1.4 million RSF, including an unconsolidated joint venture development project. We also had three projects undergoing redevelopment in North America aggregating 197,289 RSF.

Investment in unconsolidated real estate entity

We are currently developing a building aggregating 413,536 RSF in the Longwood Medical Area of the Greater Boston market through an unconsolidated joint venture. The cost at completion for this unconsolidated joint venture is approximately $350.0 million. The project is 37% pre-leased to Dana-Farber Cancer Institute, Inc. The joint venture had a construction loan with commitments aggregating $213.2 million with $128.0 million outstanding as of June 30, 2014. The remaining cost to complete the development is expected to be funded primarily from the remaining commitments of $85.2 million under the construction loan. The construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%, and has a maturity date of April 1, 2019, inclusive of two separate one-year options to extend the stated maturity date of April 1, 2017.

We have a 27.5% interest in this unconsolidated joint venture that we account for under the equity method of accounting. Our investment under the equity method of accounting was $48.0 million as of June 30, 2014.

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

Land undergoing predevelopment activities (CIP)

Land undergoing predevelopment activities is classified as CIP and is undergoing activities prior to commencement of construction of aboveground building improvements.  We generally will not commence ground-up development of any parcels undergoing predevelopment activities without first securing pre-leasing for such space, except when there is significant market demand.  If aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for development.  Our objective with predevelopment is to reduce the time it takes to deliver projects to prospective client tenants.  Additionally, during predevelopment, we focus on the design of cost-effective buildings with generic and reusable infrastructure to accommodate single and multi-tenancy. As of June 30, 2014, we held land undergoing predevelopment activities in North America aggregating 2.5 million RSF. The largest project included in land undergoing predevelopment activities consists of substantially all of our 1.1 million square feet at the Alexandria Center™ at Kendall Square located in East Cambridge, Massachusetts.

Predevelopment costs generally include the following activities prior to commencement of vertical construction:

•
Traditional predevelopment costs, including entitlement, design, construction drawings, BIM (3-D virtual modeling), budgeting, sustainability and energy optimization reviews, permitting, and planning for all aspects of the project; and

•
Site and infrastructure construction costs, including belowground site work, utility connections, land grading, drainage, egress and regress access points, foundation, and other costs to prepare the site for construction of aboveground building improvements. For example, site and infrastructure costs for the 1.1 million RSF primarily related to 50, 60, and 100 Binney Street of the Alexandria Center™ at Kendall Square are classified as predevelopment prior to commencement of vertical construction.

Land held for development

Land held for development represents real estate we plan to develop in the future, but for which, as of each period presented, no construction or predevelopment activities were ongoing. As a result, interest, property taxes, insurance, and other costs are expensed as incurred. As of June 30, 2014, we had land held for development in North America supporting an aggregate of 3.2 million RSF of ground-up development.

3.	Investments in real estate (continued)

Dispositions

During the six months ended June 30, 2014, we sold a land parcel for consideration of $19.0 million to a buyer expected to reposition the property for multi-family residential use. We recognized a gain of $0.8 million on the sale. This gain is classified in gain on sale of land parcel in the accompanying consolidated statements of income.

4.	Investments

We hold investments in certain publicly traded companies and privately held entities, including limited partnerships, involved primarily in life science and related industries.  Our investments in publicly traded companies are accounted for as “available for sale” securities and are carried at their fair values.  Investments in “available for sale” securities with gross unrealized losses as of June 30, 2014, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary, and accordingly have not recognized other-than-temporary impairments related to “available for sale” securities as of June 30, 2014. As of June 30, 2014, and December 31, 2013, there were no unrealized losses in our investments in privately held entities, including limited partnerships.

The following table summarizes our investments as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
“Available-for-sale” marketable equity securities, cost basis	$12,937		$2,879
Unrealized gains	19,338	(1)	2,177
Unrealized losses	(1,297)		(587)
“Available-for-sale” marketable equity securities, at fair value	30,978		4,469
Investments accounted for under cost method	143,824		135,819
Total investments	$174,802		$140,288

(1)
The increase in our investments during the six months ended June 30, 2014, was primarily related to an increase in unrealized gains of approximately $16.0 million related to our investments in publicly traded life science companies. These unrealized gains are a component of our comprehensive income, within our stockholders’ equity, and have not been recognized in the accompanying consolidated statement of income for the six months ended June 30, 2014.

The following table outlines our investment (loss) income, which is classified in other income in the accompanying consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment gains	$2,185	$2,220	$6,225	$2,666
Investment losses	(3,546)	(143)	(5,240)	(529)
Investment (loss) income	$(1,361)	$2,077	$985	$2,137

5.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of June 30, 2014 (dollars in thousands):

	Fixed Rate/Hedged Variable-Rate	Unhedged Variable-Rate	Total Consolidated		Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (in years)
Secured notes payable	$415,655	$199,896	$615,551		4.83%	3.2
Unsecured senior notes payable	1,048,310	—	1,048,310		4.29	8.3
$1.5 billion unsecured senior line of credit	—	571,000	571,000	(2)	1.25	4.5
2016 Unsecured Senior Bank Term Loan	350,000	150,000	500,000	(2)	1.40	2.1
2019 Unsecured Senior Bank Term Loan	600,000	—	600,000		2.05	4.5
Total/weighted average	$2,413,965	$920,896	$3,334,861		3.03%	5.1
Percentage of total debt	72%	28%	100%

(1)
Represents the weighted average interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)
These amounts do not reflect our unsecured senior notes payable offering completed on July 18, 2014. Net proceeds of $694 million were used to reduce variable-rate debt, including the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan and the reduction of $569 million of borrowings outstanding on our unsecured senior line of credit. See Note 13 – Subsequent Events, to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q for further information.

5.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding consolidated indebtedness and respective principal maturities as of
June 30, 2014 (dollars in thousands):

	Stated Rate		Weighted Average Interest Rate(1)	Maturity Date(2)	Principal Payments Remaining for the Period Ending December 31,
Debt					2014	2015	2016	2017	2018	Thereafter	Total
Secured notes payable
San Diego	5.39%		4.00%	11/01/14	$7,386	$—	$—	$—	$—	$—	$7,386
Seattle	6.00		6.00	11/18/14	120	—	—	—	—	—	120
Maryland	5.64		4.50	06/01/15	69	5,777	—	—	—	—	5,846
San Francisco Bay Area	L+1.50		1.66	07/01/15	—	46,399	—	—	—	—	46,399
Greater Boston, San Francisco Bay Area, and San Diego	5.73		5.73	01/01/16	862	1,816	75,501	—	—	—	78,179
Greater Boston, San Diego, and New York City	5.82		5.82	04/01/16	465	988	29,389	—	—	—	30,842
San Diego	5.74		3.00	04/15/16	83	175	6,916	—	—	—	7,174
San Francisco Bay Area	L+1.40		1.56	06/01/16	—	—	11,936	—	—	—	11,936
San Francisco Bay Area	6.35		6.35	08/01/16	1,229	2,652	126,715	—	—	—	130,596
Maryland	2.14		2.14	01/20/17	—	—	—	76,000	—	—	76,000
Greater Boston	L+1.35		1.50	08/23/17	—	—	—	65,440	—	—	65,440
San Diego, Maryland, and Seattle	7.75		7.75	04/01/20	741	1,570	1,696	1,832	1,979	106,490	114,308
San Diego	4.66		4.66	01/01/23	669	1,402	1,464	1,540	1,614	33,367	40,056
San Francisco Bay Area	6.50		6.50	06/01/37	—	18	19	20	22	751	830
Unamortized premiums					161	218	60	—	—	—	439
Secured notes payable average/subtotal	4.89%		4.83		11,785	61,015	253,696	144,832	3,615	140,608	615,551

2016 Unsecured Senior Bank Term Loan	L+1.20%		1.40	07/31/16	—	—	500,000	—	—	—	500,000
2019 Unsecured Senior Bank Term Loan	L+1.20%		2.05	01/03/19	—	—	—	—	—	600,000	600,000
$1.5 billion unsecured senior line of credit	L+1.10%	(3)	1.25	01/03/19	—	—	—	—	—	571,000	571,000
Unsecured senior notes payable	4.60%		4.61	04/01/22	—	—	—	—	—	550,000	550,000
Unsecured senior notes payable	3.90%		3.94	06/15/23	—	—	—	—	—	500,000	500,000
Unamortized discounts					(82)	(170)	(177)	(184)	(192)	(885)	(1,690)
Unsecured debt average/subtotal			2.63		(82)	(170)	499,823	(184)	(192)	2,220,115	2,719,310
Average/total			3.03%		$11,703	$60,845	$753,519	$144,648	$3,423	$2,360,723	$3,334,861

Balloon payments					$7,339	$52,139	$748,836	$141,440	$—	$2,351,238	$3,300,992
Principal amortization					4,364	8,706	4,683	3,208	3,423	9,485	33,869
Total consolidated debt					$11,703	$60,845	$753,519	$144,648	$3,423	$2,360,723	$3,334,861

Fixed-rate/hedged variable-rate debt					$11,583	$14,446	$591,582	$3,208	$3,423	$1,789,723	$2,413,965
Unhedged variable-rate debt					120	46,399	161,937	141,440	—	571,000	920,896
Total consolidated debt					$11,703	$60,845	$753,519	$144,648	$3,423	$2,360,723	$3,334,861

(1)
Represents the weighted average interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Includes any extension options that we control.

(3)	In addition to the stated rate, the unsecured senior line of credit is subject to an annual facility fee of 0.20%.

5.	Secured and unsecured senior debt (continued)

Interest expense

The following table summarizes interest expense for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross interest	$28,735	$31,668	$59,871	$63,709
Capitalized interest	(11,302)	(15,690)	(23,315)	(29,711)
Interest expense	$17,433	$15,978	$36,556	$33,998

Repayment of secured note payable

In January 2014, we repaid our $208.7 million secured note payable related to Alexandria Technology Square®. Our joint venture partner funded $20.9 million of the proceeds required to repay the secured note payable.

Secured construction loans

The following table summarizes our secured construction loans as of June 30, 2014 (dollars in thousands):

Address	Market	Stated Rate	Maturity Date		Outstanding Balance	Remaining Commitments	Total Aggregate Commitments
259 East Grand Avenue	San Francisco Bay Area	L+1.50%	7/1/15	(1)	$46,399	$8,601	$55,000
269 East Grand Avenue	San Francisco Bay Area	L+1.40%	6/1/16	(2)	11,936	24,064	36,000
75/125 Binney Street	Greater Boston	L+1.35%	8/23/17	(3)	65,440	184,960	250,400
					$123,775	$217,625	$341,400

(1)	We have two, one-year options to extend the stated maturity date to July 1, 2017, subject to certain conditions.

(2)	We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions.

(3)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

6.	Interest rate swap agreements

We use interest rate swap agreements to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings.  During the six months ended June 30, 2014 and 2013, our interest rate swap agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive loss. Amounts classified in accumulated other comprehensive loss are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $3.1 million in accumulated other comprehensive loss to interest expense as an increase to interest expense. As of June 30, 2014, and December 31, 2013, the fair values of our interest rate swap agreements aggregating an asset balance were classified in other assets, and those aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values. Under our interest rate swap agreements, we have no collateral posting requirements.

As of June 30, 2014, the fair value of derivatives in a net liability position was $2.6 million. The Company has agreements with certain of its derivative counterparties that contain a provision wherein (i) the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness; or (ii) if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company had breached any of these provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at their termination value of $2.6 million.

We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of June 30, 2014 (dollars in thousands):

Effective Date	Maturity Date	Number of Contracts	Weighted Average Interest Pay Rate (1)	Fair Value as of 6/30/14	Notional Amount in Effect as of
					6/30/14	12/31/14	12/31/15	12/31/16
December 31, 2013	December 31, 2014	2	0.98%	$(2,114)	$500,000	$—	$—	$—
December 31, 2013	March 31, 2015	2	0.23%	(144)	250,000	250,000	—	—
March 31, 2014	March 31, 2015	4	0.21%	(75)	200,000	200,000	—	—
December 31, 2014	March 31, 2016	3	0.53%	(335)	—	500,000	500,000	—
March 31, 2016	March 31, 2017	3	1.40%	46	—	—	—	500,000
Total				$(2,622)	$950,000	$950,000	$500,000	$500,000

(1)
In addition to the interest pay rate, borrowings outstanding as of June 30, 2014, under our unsecured senior bank term loans include an applicable margin of 1.20% and borrowings outstanding under our unsecured senior line of credit include an applicable margin of 1.10%.

7.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity.  In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the three and six months ended June 30, 2014 and 2013.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2014, and December 31, 2013 (in thousands):

		June 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale” securities	$30,978	$30,978	$—	$—
Interest rate swap agreements	$46	$—	$46	$—
Liabilities:
Interest rate swap agreements	$2,668	$—	$2,668	$—

		December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale” securities	$4,469	$4,469	$—	$—
Interest rate swap agreements	$2,870	$—	$2,870	$—
Liabilities:
Interest rate swap agreements	$6,191	$—	$6,191	$—

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

As of June 30, 2014, and December 31, 2013, the book and fair values of our “available-for-sale” marketable equity securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Book Value	Fair Value	Book Value	Fair Value
Assets:
“Available-for-sale” marketable equity securities	$30,978	$30,978	$4,469	$4,469
Interest rate swap agreements	$46	$46	$2,870	$2,870

Liabilities:
Interest rate swap agreements	$2,668	$2,668	$6,191	$6,191
Secured notes payable	$615,551	$664,724	$708,831	$736,772
Unsecured senior notes payable	$1,048,310	$1,081,305	$1,048,230	$1,043,125
Unsecured senior line of credit	$571,000	$570,393	$204,000	$193,714
Unsecured senior bank term loans	$1,100,000	$1,099,326	$1,100,000	$1,099,897

8.	Earnings per share

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

The land parcels we sold during the three and six months ended June 30, 2014 and 2013, did not meet the criteria for classification as discontinued operations because the land parcels did not have significant operations prior to disposition.  Accordingly, for the three and six months ended June 30, 2014 and 2013, we classified approximately $797 thousand and $772 thousand, respectively, as gain on sale of land parcel below income from discontinued operations, net, in the accompanying consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria’s common stockholders in the “control number,” or numerator, for computation of earnings per share.

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

The table below is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2014 and 2013 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$35,466	$32,316	$76,377	$61,716
Gain on sale of land parcel	797	772	797	772
Dividends on preferred stock	(6,472)	(6,471)	(12,943)	(12,942)
Net income attributable to noncontrolling interests	(1,307)	(980)	(2,502)	(1,962)
Net income attributable to unvested restricted stock awards	(405)	(403)	(779)	(745)
Income from continuing operations attributable to Alexandria’s common stockholders – basic and diluted	28,079	25,234	60,950	46,839
(Loss) income from discontinued operations	(147)	249	(309)	1,086
Net income attributable to Alexandria’s common stockholders – basic and diluted	$27,932	$25,483	$60,641	$47,925

Weighted average shares of common stock outstanding – basic and diluted	71,126	66,973	71,100	65,078

Earnings per share attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.39	$0.38	$0.85	$0.72
Discontinued operations	—	—	—	0.02
Earnings per share – basic and diluted	$0.39	$0.38	$0.85	$0.74

For purposes of calculating diluted earnings per share, we did not assume conversion of our Series D Preferred Stock for the three and six months ended June 30, 2014 and 2013, since the impact was antidilutive to earnings per share attributable to Alexandria’s common stockholders from continuing operations during those periods.

9.	Net income attributable to Alexandria Real Estate Equities, Inc.

The following table presents income from continuing and discontinued operations attributable to Alexandria Real Estate Equities, Inc. for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$35,466	$32,316	$76,377	$61,716
Gain on sale of land parcel	797	772	797	772
Less: net income attributable to noncontrolling interests	(1,307)	(980)	(2,502)	(1,962)
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.	34,956	32,108	74,672	60,526
(Loss) income from discontinued operations	(147)	249	(309)	1,086
Net income attributable to Alexandria Real Estate Equities, Inc.	$34,809	$32,357	$74,363	$61,612

10. Stockholders’ equity

Dividends

In June 2014, we declared cash dividends on our common stock for the second quarter of 2014, aggregating $51.7 million, or $0.72 per share.  In June 2014, we also declared cash dividends on our Series D Preferred Stock for the second quarter of 2014, aggregating approximately $4.4 million, or $0.4375 per share.  Additionally, we declared cash dividends on our Series E cumulative redeemable preferred stock (“Series E Preferred Stock”) for the second quarter of 2014, aggregating approximately $2.1 million, or $0.403125 per share.  In July 2014, we paid the cash dividends on our common stock, Series D Preferred Stock, and Series E Preferred Stock for the second quarter of 2014.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Unrealized Gain on Marketable Securities	Unrealized Loss on Interest Rate Swap Agreements	Unrealized Loss on Foreign Currency Translation	Total
Balance as of December 31, 2013	$1,590	$(3,321)	$(34,473)	$(36,204)

Other comprehensive income before reclassifications	16,045	(3,914)	2,809	14,940
Amounts reclassified from other comprehensive income	406	4,613	—	5,019
Net other comprehensive income	16,451	699	2,809	19,959

Balance as of June 30, 2014	$18,041	$(2,622)	$(31,664)	$(16,245)

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 15.2 million shares were issued and outstanding as of June 30, 2014.  In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of June 30, 2014.

11.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest.  These entities owned 10 properties and three development parcels as of June 30, 2014, and are included in our consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities.  We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying consolidated balance sheets.  Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.  If the amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value.  Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.  As of June 30, 2014, and December 31, 2013, our redeemable noncontrolling interest balances were $14.4 million and $14.4 million, respectively.  Our remaining noncontrolling interests, aggregating $67.7 million and $47.7 million as of June 30, 2014, and December 31, 2013, respectively, do not have rights to require us to purchase their ownership interests and are classified in total equity in the accompanying consolidated balance sheets.

12.	Discontinued operations

The following is a summary of net assets of discontinued operations and (loss) income from discontinued operations (in thousands):

	June 30, 2014	December 31, 2013
Properties “held for sale,” net	$7,651	$7,644
Other assets	35	103
Total assets	7,686	7,747

Total liabilities	(135)	(266)
Net assets of discontinued operations	$7,551	$7,481

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$—	$546	$—	$4,339
Operating expenses	147	280	309	1,730
Total revenues less operating expenses from discontinued operations	(147)	266	(309)	2,609
Depreciation expense	—	236	—	1,402
(Gain) loss on sale of real estate	—	(219)	—	121
(Loss) income from discontinued operations (1)	$(147)	$249	$(309)	$1,086

(1)
(Loss) income from discontinued operations includes the results of operations of four properties that were classified as “held for sale” as of June 30, 2014, as well as the results of operations (prior to disposition) and (gain) loss on sale of real estate attributable to seven properties sold during the period from January 1, 2013, to June 30, 2014.

13.	Subsequent events

$700 million offering of unsecured senior notes payable

In July 2014, we completed an offering of $700 million aggregate principal amount of unsecured senior notes payable at an average interest rate of 3.5% and an average maturity of 9.6 years, consisting of $400 million of our 2.75% unsecured senior notes payable due in 2020 (“2.75% Unsecured Senior Notes”) and $300 million aggregate principal amount of our 4.50% unsecured senior notes payable due in 2029 (“4.50% Unsecured Senior Notes”). Net proceeds of $694 million were used to repay $125 million of our 2016 unsecured senior bank term loan (“2016 Unsecured Senior Bank Term Loan”) and $569 million of the amounts outstanding on our unsecured senior line of credit. In connection with the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on the early extinguishment of debt related to the write-off of unamortized loan fees totaling $0.5 million.

Dispositions

In July 2014, we completed the sale of two land parcels in a non-cluster market for a sales price of $7.9 million and a gain of $207 thousand.

14.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”) will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2014, and December 31, 2013, and the condensed consolidating statements of income and comprehensive income for the three and six months ended June 30, 2014 and 2013, and condensed consolidating cash flows for the six months ended June 30, 2014 and 2013, for the Issuer, the Guarantor Subsidiary, the Combined Non-Guarantor Subsidiaries, the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc. on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of June 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$7,030,117	$—	$7,030,117
Cash and cash equivalents	18,041	—	43,660	—	61,701
Restricted cash	64	—	24,455	—	24,519
Tenant receivables	—	—	10,654	—	10,654
Deferred rent	—	—	214,793	—	214,793
Deferred leasing and financing costs	33,298	—	160,323	—	193,621
Investments	—	9,637	165,165	—	174,802
Investments in and advances to affiliates	6,678,756	6,162,162	125,591	(12,966,509)	—
Other assets	18,740	—	86,702	—	105,442
Total assets	$6,748,899	$6,171,799	$7,861,460	$(12,966,509)	$7,815,649
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$615,551	$—	$615,551
Unsecured senior notes payable	1,048,310	—	—	—	1,048,310
Unsecured senior line of credit	571,000	—	—	—	571,000
Unsecured senior bank term loans	1,100,000	—	—	—	1,100,000
Accounts payable, accrued expenses, and tenant security deposits	65,700	—	368,828	—	434,528
Dividends payable	57,087	—	290	—	57,377
Total liabilities	2,842,097	—	984,669	—	3,826,766
Redeemable noncontrolling interests	—	—	14,381	—	14,381
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,906,802	6,171,799	6,794,710	(12,966,509)	3,906,802
Noncontrolling interests	—	—	67,700	—	67,700
Total equity	3,906,802	6,171,799	6,862,410	(12,966,509)	3,974,502
Total liabilities, noncontrolling interests, and equity	$6,748,899	$6,171,799	$7,861,460	$(12,966,509)	$7,815,649

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$6,776,914	$—	$6,776,914
Cash and cash equivalents	14,790	—	42,906	—	57,696
Restricted cash	55	—	27,654	—	27,709
Tenant receivables	—	—	9,918	—	9,918
Deferred rent	—	—	190,425	—	190,425
Deferred leasing and financing costs	36,901	—	155,757	—	192,658
Investments	—	10,868	129,420	—	140,288
Investments in and advances to affiliates	6,299,551	5,823,058	119,421	(12,242,030)	—
Other assets	20,226	—	113,930	—	134,156
Total assets	$6,371,523	$5,833,926	$7,566,345	$(12,242,030)	$7,529,764
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$708,831	$—	$708,831
Unsecured senior notes payable	1,048,230	—	—	—	1,048,230
Unsecured senior line of credit	204,000	—	—	—	204,000
Unsecured senior bank term loans	1,100,000	—	—	—	1,100,000
Accounts payable, accrued expenses, and tenant security deposits	48,373	—	386,969	—	435,342
Dividends payable	54,131	—	289	—	54,420
Total liabilities	2,454,734	—	1,096,089	—	3,550,823
Redeemable noncontrolling interests	—	—	14,444	—	14,444
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,916,789	5,833,926	6,408,104	(12,242,030)	3,916,789
Noncontrolling interests	—	—	47,708	—	47,708
Total equity	3,916,789	5,833,926	6,455,812	(12,242,030)	3,964,497
Total liabilities, noncontrolling interests, and equity	$6,371,523	$5,833,926	$7,566,345	$(12,242,030)	$7,529,764

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$134,992	$—	$134,992
Tenant recoveries	—	—	40,944	—	40,944
Other income	2,916	(1,535)	2,532	(3,447)	466
Total revenues	2,916	(1,535)	178,468	(3,447)	176,402

Expenses:
Rental operations	—	—	52,353	—	52,353
General and administrative	11,506	—	5,777	(3,447)	13,836
Interest	12,493	—	4,940	—	17,433
Depreciation and amortization	1,456	—	55,858	—	57,314
Total expenses	25,455	—	118,928	(3,447)	140,936
(Loss) income from continuing operations before equity in earnings of affiliates	(22,539)	(1,535)	59,540	—	35,466
Equity in earnings of affiliates	57,355	56,302	1,081	(114,738)	—
Income from continuing operations	34,816	54,767	60,621	(114,738)	35,466
Loss from discontinued operations	(7)	—	(140)	—	(147)
Gain on sale of land parcel	—	—	797	—	797
Net income	34,809	54,767	61,278	(114,738)	36,116

Dividends on preferred stock	(6,472)	—	—	—	(6,472)
Net income attributable to noncontrolling interests	—	—	(1,307)	—	(1,307)
Net income attributable to unvested restricted stock awards	(405)	—	—	—	(405)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$27,932	$54,767	$59,971	$(114,738)	$27,932

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$114,493	$—	$114,493
Tenant recoveries	—	—	35,869	—	35,869
Other income	2,674	(75)	4,098	(3,129)	3,568
Total revenues	2,674	(75)	154,460	(3,129)	153,930

Expenses:
Rental operations	—	—	46,277	—	46,277
General and administrative	12,164	—	3,420	(3,129)	12,455
Interest	10,090	—	5,888	—	15,978
Depreciation and amortization	1,446	—	44,898	—	46,344
Loss on early extinguishment of debt	560	—	—	—	560
Total expenses	24,260	—	100,483	(3,129)	121,614
(Loss) income from continuing operations before equity in earnings of affiliates	(21,586)	(75)	53,977	—	32,316
Equity in earnings of affiliates	53,912	48,944	939	(103,795)	—
Income from continuing operations	32,326	48,869	54,916	(103,795)	32,316
Income from discontinued operations	31	—	218	—	249
Gain on sale of land parcel	—	—	772	—	772
Net income	32,357	48,869	55,906	(103,795)	33,337

Dividends on preferred stock	(6,471)	—	—	—	(6,471)
Net income attributable to noncontrolling interests	—	—	(980)	—	(980)
Net income attributable to unvested restricted stock awards	(403)	—	—	—	(403)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$25,483	$48,869	$54,926	$(103,795)	$25,483

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$265,562	$—	$265,562
Tenant recoveries	—	—	82,626	—	82,626
Other income	5,835	(1,535)	7,165	(7,065)	4,400
Total revenues	5,835	(1,535)	355,353	(7,065)	352,588

Expenses:
Rental operations	—	—	104,860	—	104,860
General and administrative	22,366	—	11,759	(7,065)	27,060
Interest	26,032	—	10,524	—	36,556
Depreciation and amortization	2,927	—	104,808	—	107,735
Total expenses	51,325	—	231,951	(7,065)	276,211
(Loss) income from continuing operations before equity in earnings of affiliates	(45,490)	(1,535)	123,402	—	76,377
Equity in earnings of affiliates	119,860	114,608	2,229	(236,697)	—
Income from continuing operations	74,370	113,073	125,631	(236,697)	76,377
Loss from discontinued operations	(7)	—	(302)	—	(309)
Gain on sale of land parcel	—	—	797	—	797
Net income	74,363	113,073	126,126	(236,697)	76,865

Dividends on preferred stock	(12,943)	—	—	—	(12,943)
Net income attributable to noncontrolling interests	—	—	(2,502)	—	(2,502)
Net income attributable to unvested restricted stock awards	(779)	—	—	—	(779)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$60,641	$113,073	$123,624	$(236,697)	$60,641

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$226,019	$—	$226,019
Tenant recoveries	—	—	71,434	—	71,434
Other income	5,269	(141)	7,669	(6,237)	6,560
Total revenues	5,269	(141)	305,122	(6,237)	304,013

Expenses:
Rental operations	—	—	91,463	—	91,463
General and administrative	22,433	—	7,907	(6,237)	24,103
Interest	21,810	—	12,188	—	33,998
Depreciation and amortization	2,921	—	89,252	—	92,173
Loss on early extinguishment of debt	560	—	—	—	560
Total expenses	47,724	—	200,810	(6,237)	242,297
(Loss) income from continuing operations before equity in earnings of affiliates	(42,455)	(141)	104,312	—	61,716
Equity in earnings of affiliates	103,719	96,183	1,899	(201,801)	—
Income from continuing operations	61,264	96,042	106,211	(201,801)	61,716
Income from discontinued operations	348	—	738	—	1,086
Gain on sale of land parcel	—	—	772	—	772
Net income	61,612	96,042	107,721	(201,801)	63,574

Dividends on preferred stock	(12,942)	—	—	—	(12,942)
Net income attributable to noncontrolling interests	—	—	(1,962)	—	(1,962)
Net income attributable to unvested restricted stock awards	(745)	—	—	—	(745)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$47,925	$96,042	$105,759	$(201,801)	$47,925

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$34,809	$54,767	$61,278	$(114,738)	$36,116
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during the period	—	310	(3,044)	—	(2,734)
Reclassification adjustment for losses included in net income	—	—	406	—	406
Unrealized gains (losses) on marketable securities, net	—	310	(2,638)	—	(2,328)

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(2,526)	—	—	—	(2,526)
Reclassification adjustment for amortization of interest expense included in net income	1,123	—	—	—	1,123
Unrealized losses on interest rate swap agreements	(1,403)	—	—	—	(1,403)

Foreign currency translation gains	—	—	5,915	—	5,915

Total other comprehensive (loss) income	(1,403)	310	3,277	—	2,184
Comprehensive income	33,406	55,077	64,555	(114,738)	38,300
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,307)	—	(1,307)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$33,406	$55,077	$63,248	$(114,738)	$36,993

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$32,357	$48,869	$55,906	$(103,795)	$33,337
Other comprehensive income:
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during the period	—	(244)	288	—	44
Reclassification adjustment for losses (gains) included in net income	—	106	(64)	—	42
Unrealized (losses) gains on marketable securities	—	(138)	224	—	86

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	105	—	—	—	105
Reclassification adjustment for amortization of interest expense included in net income	3,834	—	—	—	3,834
Unrealized gains on interest rate swap agreements	3,939	—	—	—	3,939

Foreign currency translation losses	—	—	(20,698)	—	(20,698)

Total other comprehensive income (loss)	3,939	(138)	(20,474)	—	(16,673)
Comprehensive income	36,296	48,731	35,432	(103,795)	16,664
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,008)	—	(1,008)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$36,296	$48,731	$34,424	$(103,795)	$15,656

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Six Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$74,363	$113,073	$126,126	$(236,697)	$76,865
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	—	310	15,735	—	16,045
Reclassification adjustment for losses included in net income	—	—	406	—	406
Unrealized gains on marketable securities	—	310	16,141	—	16,451

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap gains arising during the period	(3,914)	—	—	—	(3,914)
Reclassification adjustment for amortization of interest expense included in net income	4,613	—	—	—	4,613
Unrealized gains on interest rate swap agreements	699	—	—	—	699

Foreign currency translation gains	—	—	2,809	—	2,809

Total other comprehensive income	699	310	18,950	—	19,959
Comprehensive income	75,062	113,383	145,076	(236,697)	96,824
Less: comprehensive income attributable to noncontrolling interests	—	—	(2,502)	—	(2,502)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$75,062	$113,383	$142,574	$(236,697)	$94,322

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$61,612	$96,042	$107,721	$(201,801)	$63,574
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains (losses) arising during the period	—	405	(45)	—	360
Reclassification adjustment for (gains) losses included in net income	—	(375)	145	—	(230)
Unrealized gains on marketable securities	—	30	100	—	130

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(28)	—	—	—	(28)
Reclassification adjustment for amortization of interest expense included in net income	8,142	—	—	—	8,142
Unrealized gains on interest rate swap agreements	8,114	—	—	—	8,114

Foreign currency translation losses	—	—	(23,057)	—	(23,057)

Total other comprehensive income (loss)	8,114	30	(22,957)	—	(14,813)
Comprehensive income	69,726	96,072	84,764	(201,801)	48,761
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,906)	—	(1,906)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$69,726	$96,072	$82,858	$(201,801)	$46,855

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$74,363	$113,073	$126,126	$(236,697)	$76,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,927	—	104,808	—	107,735
Gain on sale of land parcel	—	—	(797)	—	(797)
Amortization of loan fees and costs	3,542	—	1,762	—	5,304
Amortization of debt premiums/discounts	80	—	56	—	136
Amortization of acquired above and below market leases	—	—	(1,434)	—	(1,434)
Deferred rent	—	—	(24,619)	—	(24,619)
Stock compensation expense	6,304	—	—	—	6,304
Equity in income related to subsidiaries	(119,860)	(114,608)	(2,229)	236,697	—
Investment gains	—	—	(6,225)	—	(6,225)
Investment losses	—	1,535	3,705	—	5,240
Changes in operating assets and liabilities:
Restricted cash	(9)	—	9	—	—
Tenant receivables	—	—	(735)	—	(735)
Deferred leasing costs	—	—	(17,452)	—	(17,452)
Other assets	(4,264)	—	(1,652)	—	(5,916)
Accounts payable, accrued expenses, and tenant security deposits	20,850	—	(20,765)	—	85
Net cash (used in) provided by operating activities	(16,067)	—	160,558	—	144,491

Investing Activities
Proceeds from sale of properties	—	—	17,868	—	17,868
Additions to properties	—	—	(210,792)	—	(210,792)
Purchase of properties	—	—	(97,785)	—	(97,785)
Change in restricted cash related to construction projects	—	—	5,650	—	5,650
Contributions to unconsolidated real estate entity	—	—	(1,405)	—	(1,405)
Investments in subsidiaries	(235,931)	(205,546)	(8,095)	449,572	—
Additions to investments	—	—	(25,358)	—	(25,358)
Proceeds from sales of investments	—	—	8,794	—	8,794
Proceeds from repayment of note receivable	—	—	29,851	—	29,851
Net cash used in investing activities	$(235,931)	$(205,546)	$(281,272)	$449,572	$(273,177)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$77,762	$—	$77,762
Repayments of borrowings from secured notes payable	—	—	(219,427)	—	(219,427)
Principal borrowings from unsecured senior line of credit	637,000	—	—	—	637,000
Repayments of borrowings from unsecured senior line of credit	(270,000)	—	—	—	(270,000)
Transfer to/from parent company	103	205,546	243,923	(449,572)	—
Change in restricted cash related to financings	—	—	1,212	—	1,212
Deferred financing costs paid	(44)	—	(266)	—	(310)
Dividends paid on common stock	(98,867)	—	—	—	(98,867)
Dividends paid on preferred stock	(12,943)	—	—	—	(12,943)
Contributions by noncontrolling interests	—	—	19,410	—	19,410
Distributions to noncontrolling interests	—	—	(1,388)	—	(1,388)
Distributions to redeemable noncontrolling interests	—	—	(595)	—	(595)
Net cash provided by financing activities	255,249	205,546	120,631	(449,572)	131,854

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	837	—	837

Net increase in cash and cash equivalents	3,251	—	754	—	4,005
Cash and cash equivalents at beginning of period	14,790	—	42,906	—	57,696
Cash and cash equivalents at end of period	$18,041	$—	$43,660	$—	$61,701

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$22,218	$—	$9,704	$—	$31,922

Non-Cash Investing Activities
Change in accrued capital expenditures	$—	$—	$592	$—	$592
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(48,329)	$—	$(48,329)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$61,612	$96,042	$107,721	$(201,801)	$63,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,921	—	90,654	—	93,575
Loss on early extinguishment of debt	560	—	—	—	560
Gain on sale of land parcel	—	—	(772)	—	(772)
Loss on sale of real estate	—	—	121	—	121
Amortization of loan fees and costs	3,381	—	1,432	—	4,813
Amortization of debt premiums/discounts	31	—	206	—	237
Amortization of acquired above and below market leases	—	—	(1,660)	—	(1,660)
Deferred rent	—	—	(14,437)	—	(14,437)
Stock compensation expense	7,812	—	—	—	7,812
Equity in income related to subsidiaries	(103,719)	(96,183)	(1,899)	201,801	—
Investment gains	—	(152)	(2,514)	—	(2,666)
Investment losses	—	297	232	—	529
Changes in operating assets and liabilities:
Restricted cash	10	—	382	—	392
Tenant receivables	1	—	846	—	847
Deferred leasing costs	(792)	—	(22,317)	—	(23,109)
Other assets	31,434	—	(25,512)	188	6,110
Intercompany receivables and payables	(40)	—	40	—	—
Accounts payable, accrued expenses, and tenant security deposits	(20,871)	—	29,274	(188)	8,215
Net cash (used in) provided by operating activities	(17,660)	4	161,797	—	144,141

Investing Activities
Proceeds from sale of properties	10,796	—	91,019	—	101,815
Additions to properties	—	—	(298,927)	—	(298,927)
Change in restricted cash related to construction projects	—	—	(8,889)	—	(8,889)
Contributions to unconsolidated real estate entity	—	—	(4,889)	—	(4,889)
Loss in investments from unconsolidated real estate entity	—	—	(293)	—	(293)
Investments in subsidiaries	(61,214)	(88,247)	(1,243)	150,704	—
Additions to investments	—	100	(14,933)	—	(14,833)
Proceeds from sales of investments	—	641	8,903	—	9,544
Net cash used in investing activities	$(50,418)	$(87,506)	$(229,252)	$150,704	$(216,472)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$26,114	$—	$26,114
Repayments of borrowings from secured notes payable	—	—	(31,436)	—	(31,436)
Proceeds from issuance of senior notes payable	495,310	—	—	—	495,310
Principal borrowings from unsecured senior line of credit	305,000	—	—	—	305,000
Repayments of borrowings from unsecured senior line of credit	(871,000)	—	—	—	(871,000)
Repayments of unsecured senior bank term loans	(150,000)	—	—	—	(150,000)
Transfer to/from parent company	—	85,589	65,115	(150,704)	—
Change in restricted cash related to financings	—	—	16,634	—	16,634
Deferred financing costs paid	(1,095)	—	(362)	—	(1,457)
Proceeds from common stock offerings	534,469	—	—	—	534,469
Dividends paid on common stock	(73,932)	—	—	—	(73,932)
Dividends paid on preferred stock	(12,942)	—	—	—	(12,942)
Distributions to noncontrolling interests	—	—	(639)	—	(639)
Distributions to redeemable noncontrolling interests	—	—	(596)	—	(596)
Net cash provided by financing activities	225,810	85,589	74,830	(150,704)	235,525

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,960)	—	(1,960)

Net increase (decrease) in cash and cash equivalents	157,732	(1,913)	5,415	—	161,234
Cash and cash equivalents at beginning of period	98,567	1,913	40,491	—	140,971
Cash and cash equivalents at end of period	$256,299	$—	$45,906	$—	$302,205

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$17,969	$—	$11,290	$—	$29,259

Non-Cash Investing Activities
Note receivable issued in connection with sale of real estate	$29,820	$—	$9,000	$—	$38,820
Change in accrued capital expenditures	$—	$—	$(48,198)	$—	$(48,198)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “forecast,” “guidance,” “projects,” “estimates,” “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” or “will,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are the largest and leading REIT uniquely focused on Class A collaborative science and technology campuses in urban innovation clusters, with a total market capitalization of approximately $9.3 billion as of June 30, 2014, and an asset base of 31.4 million square feet, including 17.9 million RSF of operating and current value-creation projects, as well as an additional 13.5 million square feet in future ground-up development projects. We pioneered this niche in 1994 and have since established a dominant market presence in AAA locations including Greater Boston, the San Francisco Bay Area, San Diego, New York City, Maryland, Seattle, and Research Triangle Park. We are known for our high-quality and diverse client tenant base, and approximately 52% of our total ABR results from investment-grade client tenants (a REIT industry-leading percentage). We have a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide client tenants with highly collaborative, 24/7, live/work/play ecosystems, as well as the critical ability to successfully recruit and retain best-in-class talent and enhance productivity. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Executive summary

We remain focused on our goal to provide stable and consistent funds from operations (“FFO”) per share and net asset value growth driven by strong core performance and healthy demand for our active and near-term value-creation pipeline.  Our performance thus far in 2014 has been solid and we anticipate solid results for the remainder of the year.  We remain committed to our goal of funding our 2014 capital needs with earnings before interest, taxes, depreciation, and amortization (“EBITDA”) growth and sales of land parcels. Cash flows from operating activities after dividends and a significant increase in EBITDA is forecasted to provide significant capacity in 2015 to fund our growth, including construction, while maintaining our target net debt to adjusted EBITDA of 6.5x in 2015.

Results

•	FFO attributable to Alexandria’s common stockholders – diluted, as adjusted:

•	$1.19 per share for the three months ended June 30, 2014, up 11.2%, compared to
$1.07 per share for the three months ended June 30, 2013

•	$2.36 per share for the six months ended June 30, 2014, up 8.3%, compared to
$2.18 per share for the six months ended June 30, 2013

•	$84.5 million for the three months ended June 30, 2014, up $12.9 million, or 18.1%, compared to
$71.6 million for the three months ended June 30, 2013

•	$167.6 million for the six months ended June 30, 2014, up $26.0 million, or 18.3%, compared to
$141.6 million for the six months ended June 30, 2013

•	Net income attributable to Alexandria’s common stockholders – diluted:

•	$27.9 million, or $0.39 per share, for the three months ended June 30, 2014, compared to
$25.5 million, or $0.38 per share, for the three months ended June 30, 2013

•	$60.6 million, or $0.85 per share, for the six months ended June 30, 2014, compared to
$47.9 million, or $0.74 per share, for the six months ended June 30, 2013

Core operating metrics

•	Total revenues:

•	$176.4 million for the three months ended June 30, 2014, up $22.5 million, or 14.6%, compared to
$153.9 million for the three months ended June 30, 2013

•	$352.6 million for the six months ended June 30, 2014, up $48.6 million, or 16.0%, compared to
$304.0 million for the six months ended June 30, 2013

•	NOI:

•	$124.0 million for the three months ended June 30, 2014, up $16.4 million, or 15.2%, compared to
$107.7 million for the three months ended June 30, 2013

•	$247.7 million for the six months ended June 30, 2014, up $35.2 million, or 16.6%, compared to
$212.6 million for the six months ended June 30, 2013

•	Same property NOI growth:

•	Up 5.3% and 5.7% (cash basis) for the three months ended June 30, 2014, compared to the three months ended June 30, 2013

•	Up 4.5% and 5.0% (cash basis) for the six months ended June 30, 2014, compared to the six months ended June 30, 2013

•	Leasing activity during the three months ended June 30, 2014:

•	Executed 62 leases for 752,364 RSF

•	9.9% and 3.0% (cash basis) rental rate increases on lease renewals and re-leasing of space

•	Leasing activity during the six months ended June 30, 2014:

•	Executed 107 leases for 1,315,757 RSF

•	13.6% and 6.3% (cash basis) rental rate increases on lease renewals and re-leasing of space

•	Occupancy for properties in North America, as of June 30, 2014:

•	96.9% occupancy for operating properties, up 230 basis points (“bps”) from June 30, 2013

•	95.6% occupancy for operating and redevelopment properties, up 270 bps from June 30, 2013

•	Operating margins steady at 70% for the three months ended June 30, 2014

•	52% of total ABR from investment-grade client tenants

External growth: value-creation projects and acquisitions

Value-creation projects

•	79% of our development and redevelopment projects aggregating 1,934,431 RSF in North America are leased or under lease negotiations

•	Key deliveries during the three months ended June 30, 2014, from our value-creation projects included the following:

•	72,216 RSF to Illumina, Inc. at 499 Illinois Street in our Mission Bay submarket

•	37,943 RSF to several tenants at 430 East 29th Street, the Alexandria CenterTM for Life Science, in our Manhattan submarket

•
During the three months ended June 30, 2014, we commenced development of 3013/3033 Science Park Road, a 165,938 RSF project in the Torrey Pines submarket of San Diego. This development project is currently 63% leased/under negotiation, including 25% pre-leased to a publicly traded life science company. Our ability to preserve the existing steel frame in a section of the project will allow us to reduce the time to deliver a portion of the project for initial occupancy in early 2015.

•
Delivery of high value pre-leased development and redevelopment projects will drive significant increases in EBITDA, cash flows, net asset value, and per share earnings. Additionally, deliveries over the next few quarters will drive non-income-producing assets (CIP and land) to 12% of gross real estate by the first quarter of 2015.

Acquisitions

•
In April 2014, we acquired a land parcel at 500 Townsend Street, supporting the ground-up development of approximately 300,000 gross square feet, in the SoMa submarket of the San Francisco Bay Area for a purchase price of $50.0 million. We are in the process of perfecting entitlements and marketing for lease. Subject to market conditions, we plan to commence construction as soon as possible in 2015.

Dispositions of land parcels

•
In May 2014, we completed the sale of a land parcel at 810 Dexter Avenue North in the Seattle market for a sales price of $19.0 million and a gain of $797 thousand. The buyer is expected to reposition the property for multi-family residential use.

•
In July 2014, we completed the sale of two land parcels in a non-cluster market for a sales price of $7.9 million and a gain of $207 thousand. The buyer is expected to use the land for academic institution purposes.

Balance sheet

•	In July 2014, we completed an offering of $700 million aggregate principal amount of unsecured senior notes payable, consisting of the following:

•	$400 million of aggregate principal amount of our 2.75% Unsecured Senior Notes

•	$300 million of aggregate principal amount of our 4.50% Unsecured Senior Notes

•	Weighted average interest rate of 3.50% and maturity of 9.6 years

•	Weighted average remaining term of outstanding debt extended from 5.1 years to 6.3 years while prudently laddering debt maturities

•
Net proceeds of $694 million were used to reduce variable-rate debt, consisting of the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan and the reduction of $569 million of borrowings outstanding on our unsecured senior line of credit.

•
In connection with the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on the early extinguishment of debt related to the write-off of unamortized loan fees totaling $0.5 million, or $0.01 per share.

•	Certain statistics as of June 30, 2014, on a pro forma basis for the $700 million unsecured senior notes payable offering completed in July 2014:

•	Liquidity of $1.8 billion

•	Unhedged variable-rate debt as a percentage of total debt of 7%

•
Cash flows from operating activities, after dividends, plus increases in EBITDA in 2015, are expected to provide significant capacity to fund $500 million to $600 million of growth, including construction, in 2015

•	Unencumbered NOI as a percentage of total NOI of 84% for the three months ended June 30, 2014

LEED statistics

•	In May 2014, our 225 Binney Street property achieved LEED Gold certification.

•
In June 2014, our 1201 Eastlake Avenue East achieved LEED Silver Existing Building Operations and Maintenance (“EB O&M”) certification. This building is part of only a handful of labs in the entire world with LEED Silver EB O&M certification.

•	As of June 30, 2014, our asset base had 29 LEED certified projects with an additional 27 LEED certifications in process.

Operating summary

Core operations

Our primary business objective is to maximize long-term asset value based on a multifaceted platform of internal and external growth. The key elements of our strategy include (i) a consistent focus on Class A collaborative science and technology campuses in urban innovation clusters adjacent to or in close proximity to leading science and technology institutions that drive innovation and growth within each cluster; (ii) utilizing our deep real estate relationships and world-class platform and network in order to develop, acquire, and lease real estate focused on science and technology tenants; (iii) drawing upon our broad and meaningful science relationships to attract new and leading client tenants; and (iv) a solid and flexible capital structure to enable stable growth.

The following table presents information regarding our asset base and value-creation projects as of June 30, 2014, and December 31, 2013:

	June 30, 2014	December 31, 2013
RSF summary:
Operating properties	15,804,327	15,534,238
Development properties	1,879,492	1,826,919
Redevelopment properties	197,289	99,873
RSF of total properties	17,881,108	17,461,030

Near-term value-creation projects in North America (CIP)	2,474,163	2,641,663
Future value-creation projects	10,760,108	10,632,058
Land subject to sale negotiations	262,950	200,000

Total	31,378,329	30,934,751

Number of properties	187	180
Occupancy – operating	95.3%	94.4%
Occupancy – operating and redevelopment	94.0%	93.8%
ABR per leased RSF	$36.76	$35.90

Leasing

Leasing activity for the six months ended June 30, 2014, was considerable in light of the low level of expirations scheduled in 2014 (see “Summary of Lease Expirations” below):

•	Executed a total of 107 leases, with a weighted average lease term of 4.6 years, for 1,315,757 RSF, including 208,003 RSF related to our development or redevelopment projects;

•	Achieved rental rate increases for renewed/re-leased space of 13.6% and 6.3% (on a cash basis); and

•	Increased the occupancy rate for operating properties in North America by 230 bps to 96.9% as of June 30, 2014, compared to June 30, 2013.

Approximately 56% of the 107 leases executed during the six months ended June 30, 2014, did not include concessions for free rent. Tenant concessions/free rent averaged approximately 2.6 months with respect to the 1,315,757 RSF leased during the six months ended June 30, 2014.

The following table summarizes our leasing activity at our properties:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014			Year Ended December 31, 2013
	Including Straight-line Rent	Cash Basis	Including Straight-line Rent		Cash Basis	Including Straight-line Rent	Cash Basis
Leasing activity:
Renewed/re-leased space (1)
Rental rate changes	9.9%	3.0%	13.6%		6.3%	16.2%	4.0%
New rates	$42.28	$43.68	$41.79		$42.31	$32.00	$31.04
Expiring rates	$38.47	$42.41	$36.78		$39.81	$27.53	$29.84
Rentable square footage	497,965		946,266			1,838,397
Number of leases	43		75			120
TIs/lease commissions per square foot	$7.82		$8.44			$8.65
Average lease terms	3.3 years		3.5 years			5.2 years

Developed/redeveloped/previously vacant space leased
New rates	$37.11	$35.00	$35.64		$33.92	$44.63	$41.86
Rentable square footage	254,399		369,491			1,806,659
Number of leases	19		32			92
TIs/lease commissions per square foot	$17.87		$15.08			$19.16
Average lease terms	8.4 years		7.5 years			10.0 years

Leasing activity summary (totals):
New rates	$40.54	$40.75	$40.07		$39.95	$38.26	$36.40
Rentable square footage	752,364		1,315,757	(2)		3,645,056
Number of leases	62		107			212
TIs/lease commissions per square foot	$11.22		$10.31			$13.86
Average lease terms	5.0 years		4.6 years			7.6 years

Lease expirations
Expiring rates	$37.07	$40.64	$34.87		$37.51	$27.74	$30.15
Rentable square footage	564,668		1,107,029			2,144,447
Number of leases	61		99			160

(1)	Excludes 11 month-to-month leases for 26,356 RSF at June 30, 2014, and 11 month-to-month leases for 18,038 RSF at December 31, 2013.

(2)	During the six months ended June 30, 2014, we granted tenant concessions/free rent averaging approximately 2.6 months with respect to the 1,315,757 RSF leased.

Summary of lease expirations

The following table summarizes information with respect to the lease expirations at our properties as of June 30, 2014:

Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Percentage of Aggregate Total RSF	ABR of Expiring Leases (per RSF)
2014	39	(1)	373,717	(1)	2.5%	$27.34
2015	85		1,138,539		7.5%	$28.42
2016	85		1,379,813		9.1%	$34.76
2017	82		1,691,372		11.2%	$28.97
2018	59		1,574,838		10.4%	$40.35
2019	50		1,259,849		8.3%	$35.65
2020	31		1,110,392		7.3%	$37.45
2021	31		1,115,501		7.4%	$38.93
2022	17		633,004		4.2%	$29.45
2023	19		1,059,286		7.0%	$35.44
Thereafter	34		2,868,028		18.9%	$43.25

(1)	Excludes 11 month-to-month leases for 26,356 RSF.

The following tables present information by market with respect to our lease expirations as of June 30, 2014, for the remainder of 2014 and all of 2015:

	2014 RSF of Expiring Leases							ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases		Total (1)
Market
Greater Boston	67,723	7,461	—		11,724		86,908	$33.25
San Francisco Bay Area	12,763	21,260	—		20,470		54,493	31.59
San Diego	49,219	—	—		15,316		64,535	10.31
New York City	—	49,550	—		21,911		71,461	31.62
Maryland	—	—	—		58,613	(2)	58,613	28.08
Seattle	8,459	—	—		4,867		13,326	46.00
Research Triangle Park	—	—	—		8,140		8,140	17.40
Non-cluster markets	3,213	3,111	—		5,487		11,811	19.24
Asia	—	—	—		4,430		4,430	12.41
Total	141,377	81,382	—		150,958		373,717	$27.34
Percentage of expiring leases	38%	22%	—%		40%		100%

	2015 RSF of Expiring Leases							ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases		Total
Market
Greater Boston	13,320	—	—		311,587		324,907	$34.69
San Francisco Bay Area	71,746	—	—		114,691		186,437	34.28
San Diego	44,913	—	48,880	(3)	93,416		187,209	22.37
New York City	—	—	—		9,131		9,131	N/A
Maryland	—	38,595	—		136,056		174,651	20.43
Seattle	—	1,350	—		38,144		39,494	30.66
Research Triangle Park	2,490	31,776	—		170,007		204,273	20.12
Non-cluster markets	—	—	—		7,514		7,514	21.32
Asia	—	—	—		4,923		4,923	17.02
Total	132,469	71,721	48,880		885,469		1,138,539	$28.42
Percentage of expiring leases	12%	6%	4%		78%		100%

(1)	Excludes 11 month-to-month leases for 26,356 RSF.

(2)
Includes a 54,906 RSF lease expiration in the fourth quarter of 2014 at our 5 Research Court project in Rockville.  Subject to local market conditions, this property may undergo conversion from non-laboratory into laboratory/office through redevelopment upon rollover.

(3)
Represents the RSF at 10151 Barnes Canyon Road, which was acquired during the three months ended September 30, 2013. This property will undergo conversion into tech office through redevelopment in the fourth quarter of 2015 upon expiration of the lease that was in-place since the acquisition of the property.

Location of properties

The locations of our properties are diversified among a number of science and technology cluster markets. The following table sets forth, as of June 30, 2014, the total RSF, number of properties, and ABR of our properties in each of our existing markets:

	RSF					Number of Properties	ABR (Dollars in thousands)
Market	Operating	Development	Redevelopment	Total	% Total
Greater Boston	3,547,714	801,806	112,500	4,462,020	25%	39	$150,609	29%
San Francisco Bay Area	2,612,429	254,608	—	2,867,037	16	26	106,405	20
San Diego	2,843,980	165,938	84,789	3,094,707	18	42	97,086	18
New York City	721,611	191,684	—	913,295	5	6	51,349	10
Maryland	2,155,346	—	—	2,155,346	12	29	50,123	10
Seattle	746,260	—	—	746,260	4	10	30,099	6
Research Triangle Park	1,025,786	—	—	1,025,786	6	15	21,566	4
Canada	1,103,507	—	—	1,103,507	6	5	9,009	2
Non-cluster markets	60,178	—	—	60,178	—	2	927	—
North America	14,816,811	1,414,036	197,289	16,428,136	92	174	517,173	99
Asia	903,230	465,456	—	1,368,686	8	9	5,921	1
Continuing operations	15,720,041	1,879,492	197,289	17,796,822	100	183	$523,094	100%
Properties “held for sale”	84,286	—	—	84,286	—	4
Total	15,804,327	1,879,492	197,289	17,881,108	100%	187

Summary of occupancy percentages

The following table sets forth the occupancy percentages for our operating assets and our assets under redevelopment in each of our existing markets as of June 30, 2014, December 31, 2013, and June 30, 2013:

	Operating Properties			Operating and Redevelopment Properties
Market	6/30/14	3/31/14	6/30/13	6/30/14	3/31/14	6/30/13
Greater Boston	98.5%	97.5%	95.5%	95.5%	94.5%	94.7%
San Francisco Bay Area	98.4	99.9	97.3	98.4	99.9	95.9
San Diego	97.2	96.6	94.2	94.4	93.0	91.7
New York City	98.4	98.3	98.4	98.4	98.3	98.4
Maryland	92.7	92.2	92.3	92.7	92.2	89.4
Seattle	93.3	92.9	93.1	93.3	92.9	89.9
Research Triangle Park	97.3	97.1	91.4	97.3	97.1	91.4
Canada	97.6	96.8	96.8	97.6	96.8	96.8
Non-cluster markets	93.9	91.7	54.0	93.9	91.7	54.0
North America	96.9	96.6	94.6	95.6	95.1	92.9
Asia	69.1	68.0	68.1	69.1	68.0	59.8
Continuing operations	95.3%	94.9%	93.3%	94.0%	93.5%	91.2%

Client tenants

Our science and technology properties are leased to a diverse group of client tenants, with no single client tenant accounting for more than 6.5% of our ABR. The following table sets forth information regarding leases with our 20 largest client tenants based upon ABR as of June 30, 2014 (dollars in thousands):

		Remaining Lease Term in Years (1)	Aggregate RSF	Percentage of Aggregate Total RSF	ABR	Percentage of Aggregate ABR
							Investment-Grade Ratings
	Client Tenant						Fitch	Moody’s	S&P
1	Novartis AG	3.2	703,493	3.9%	$34,027	6.5%	AA	Aa3	AA-
2	Illumina, Inc.	16.3	569,294	3.2	25,060	4.8	—	—	—
3	New York University	16.3	207,777	1.2	19,778	3.8	—	Aa3	AA-
4	Roche	5.6	409,734	2.3	18,671	3.6	AA	A1	AA
5	United States Government	9.0	399,633	2.2	17,918	3.4	AAA	Aaa	AA+
6	Eli Lilly and Company	9.4	257,119	1.4	15,257	2.9	A	A2	AA-
7	FibroGen, Inc.	9.4	234,249	1.3	14,197	2.7	—	—	—
8	Biogen Idec Inc.	13.9	313,872	1.8	13,707	2.6	—	Baa1	A-
9	Bristol-Myers Squibb Company	4.5	251,316	1.4	10,087	1.9	A-	A2	A+
10	Celgene Corporation	7.2	268,836	1.5	10,024	1.9	—	Baa2	BBB+
11	The Scripps Research Institute	2.3	218,031	1.2	9,965	1.9	AA-	Aa3	—
12	GlaxoSmithKline plc	5.1	208,394	1.2	9,936	1.9	A+	A1	A+
13	Amgen Inc.	8.8	294,373	1.6	9,603	1.8	BBB	Baa1	A
14	Massachusetts Institute of Technology	3.4	202,897	1.1	9,535	1.8	—	Aaa	AAA
15	The Regents of the University of California	7.2	188,654	1.1	7,787	1.5	AA	Aa2	AA
16	Alnylam Pharmaceuticals, Inc.	7.3	129,424	0.7	6,955	1.3	—	—	—
17	AstraZeneca PLC	2.5	218,308	1.2	6,835	1.3	AA-	A2	AA-
18	Pfizer Inc.	5.4	128,348	0.7	6,379	1.2	A+	A1	AA
19	Gilead Sciences, Inc.	6.0	109,969	0.6	5,824	1.1	—	Baa1	A-
20	Theravance Biopharma, Inc. (2)	5.9	150,256	0.8	5,494	1.1	—	—	—
	Total/weighted average	8.2	5,463,977	30.4%	$257,039	49.0%

(1)	Represents remaining lease term in years based on percentage of aggregate ABR in effect as of June 30, 2014.

(2)	As of June 4, 2014, GlaxoSmithKline plc owned approximately 26% of the outstanding stock of Theravance Biopharma, Inc.

The charts below show the value of high-quality tenancy and client tenant business type by ABR as of June 30, 2014:

High-Quality Tenancy

52%	80%
of ARE’s TOTAL ABR	of ARE’s TOP 20 ABR

from Investment-Grade Client Tenants

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

Development projects generally consist of the ground-up development of generic and reusable facilities. Redevelopment projects generally consist of the permanent change in use of office, warehouse, and shell space into generic science and technology space. We generally will not commence new development projects for aboveground construction of Class A science and technology space without first securing pre-leasing for such space except when there is significant market demand for high-quality Class A facilities. Predevelopment activities include entitlements, permitting, design, site work, and other activities prior to commencement of construction of aboveground building improvements. Our objective also includes the advancement of predevelopment efforts to reduce the time required to deliver projects to prospective client tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Ultimately, these projects will provide high-quality facilities and are expected to generate significant revenue and cash flows for the Company. The largest project in our land undergoing predevelopment activities in North America includes 1.1 million RSF at Alexandria CenterTM at Kendall Square in East Cambridge, Massachusetts.

Our initial stabilized yield is calculated as the quotient of the estimated amount of stabilized NOI and our investment in the property, and excludes the impact of leverage. Our cash rents related to our value-creation projects are expected to increase over time and our average cash yields are expected, in general, to be greater than our initial stabilized yields on a cash basis. Our estimates for initial yields, initial yields on a cash basis, and total costs at completion represent our initial estimates at the commencement of each project. Initial stabilized yield reflects cash rents, including contractual rent escalations and any rent concessions over the term (s) of the lease(s), calculated on a straight-line basis. Initial stabilized yield on a cash basis reflects rental income less straight-line rent at the stabilization date after initial rental concessions, if any, have elapsed. Average cash yield reflects cash rents, including contractual rent escalations after initial rental concessions have elapsed, calculated on a straight-line basis.

As of June 30, 2014, we had six ground-up development projects in process in North America, including an unconsolidated joint venture development project, aggregating 1.4 million RSF. We also had three projects undergoing conversion into laboratory/office or tech office space through redevelopment, aggregating 197,289 RSF. These projects, along with recently delivered projects, certain future projects, and contribution from Same Properties, are expected to contribute significant increases in rental income, NOI, and cash flows.

The charts below show (i) the historical and projected trend, and our near and medium-term target of non-income-producing assets as a percentage of our gross investments in real estate and (ii) the allocation of our non-income-producing assets by category:

17%
15%
12%
<10%
6/30/14
12/31/14
Projection
3/31/15
Projection
Target

Current (CIP)
Near-Term (CIP)
Future
9%
Current Development/ Redevelopment Projects
4%
50, 60, & 100 Binney Street Cambridge, MA
1%
Other in North America
2%
North America
1%
Other
6/30/14
17%

The projected non-income-producing assets as a percentage of our gross investments in real estate is expected to decrease as we deliver our current value-creation projects under development with significant pre-leasing and completed land sales.

Investment in unconsolidated real estate entity

We are currently developing a building aggregating 413,536 RSF in the Longwood Medical Area of the Greater Boston market through an unconsolidated joint venture. The cost at completion for this unconsolidated joint venture is approximately $350.0 million. The project is 37% pre-leased to Dana-Farber Cancer Institute, Inc. The joint venture had a construction loan with commitments aggregating $213.2 million with $128.0 million outstanding as of June 30, 2014. The remaining cost to complete the development is expected to be funded primarily from the remaining commitments of $85.2 million under the construction loan. The construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%, and has a maturity date of April 1, 2019, inclusive of two separate one-year options to extend the stated maturity date of April 1, 2017.

We have a 27.5% interest in this unconsolidated joint venture that we account for under the equity method of accounting. Our investment under the equity method of accounting was $48.0 million as of June 30, 2014.

We expect to earn unlevered yields on our share of the gross real estate in the joint venture as follows: (i) initial stabilized yield of 8.9%, (ii) initial stabilized yield of 8.3% on a cash basis, and (iii) average cash yields during the term of the initial leases of 9.3%. Our projected unlevered yields are based upon our share of the investment in real estate by the joint venture at completion of approximately $108.3 million. In addition to these yields, we will receive construction management and other fees in aggregate of approximately $1.1 million through 2015, and recurring annual property management fees thereafter from this project. Development management fees have been excluded from our estimate of unlevered yields.

Value-creation projects – commencement of development and redevelopment projects in North America

During the six months ended June 30, 2014, we commenced the development of 3013/3033 Science Park Road in the Torrey Pines submarket of San Diego. See further information under “Current value-creation development projects in North America” below.

During the six months ended June 30, 2014, we commenced the redevelopment of two projects in North America, including our redevelopment of 225 Second Avenue in the Route 128 submarket of Greater Boston and 10121 Barnes Canyon Road in the Sorrento Mesa submarket of San Diego. See further information under “Current value-creation redevelopment projects in North America” below.

External growth – acquisitions

The following table presents acquisitions completed during the six months ended June 30, 2014 (dollars in thousands):

												Unlevered
Property/Market – Submarket	Type	Date Acquired	Number of Properties	Purchase Price		Loan Assumption		SF	Leased %		Negotiating %	Average Cash Yield	Initial Stabilized Yield (Cash)	Initial Stabilized Yield
3545 Cray Court/San Diego – Torrey Pines	Operating	1/30/14	1		$64,000	$40,724	(1)	116,556	100%		—%	7.2%	7.0%	7.2%
4025/4031/4045 Sorrento Valley Boulevard/ San Diego – Sorrento Valley	Operating	3/17/14	3		12,400	7,605	(2)	42,566	100%		—%	8.2%	7.8%	8.2%
225 Second Avenue/Greater Boston – Route 128	Redevelopment	3/27/14	1		16,330	—		112,500	100%	(3)	—%	9.0%	8.3%	8.3%
500 Townsend Street/San Francisco Bay Area – SoMa	Land	4/18/14	—		50,000	—		300,000	N/A		N/A	TBD	TBD	TBD
Total			5		$142,730	$48,329

			Low		High
Acquisitions guidance range for the year ended December 31, 2014			$100,000	–	$200,000

(1)	Secured note payable with a contractual rate of 4.66% and a maturity date of January 1, 2023.

(2)	Secured note payable with a contractual rate of 5.74% and a maturity date of April 15, 2016.

(3)	Acquired vacant. We subsequently leased 100% of the project to accommodate expansion requirements of an existing tenant.

Overview of Value-Creation Pipeline

A substantial portion of our value-creation pipeline is expected to be delivered in the near term. The completion of these projects is expected to contribute additional operating cash flow and significant growth in NOI and EBITDA.

The following table sets forth the expected year in which our current value-creation development and redevelopment projects and our near-term value-creation development projects are forecasted to contribute incremental NOI:

			Square Feet	Leased/Negotiating %	Year of NOI Contribution – Forecast
Market	Submarket	Address			2014	2015	2016	2017 and Beyond
Current value-creation development/redevelopment projects
Greater Boston	Longwood Medical Area	360 Longwood Avenue	413,536	49%
New York City	Manhattan	430 East 29th Street	418,638	69%
San Francisco Bay Area	Mission Bay	499 Illinois Street	219,574	100%
San Francisco Bay Area	South San Francisco	269 East Grand Avenue	107,250	100%
San Diego	Sorrento Mesa	10121 Barnes Canyon Road	53,512	100%
San Diego	Sorrento Valley	11055/11065/11075 Roselle Street	55,213	75%
Greater Boston	Cambridge	75/125 Binney Street	388,270	99%
San Diego	Torrey Pines	3013/3033 Science Park Road	165,938	63%
Greater Boston	Route 128	225 Second Avenue	112,500	100%
Near-term value-creation development projects (1)
San Diego	University Town Center	5200 Illumina Way – Building 6	149,663	100%
Research Triangle Park	Research Triangle Park	6 Davis Drive	220,000	40%
San Francisco Bay Area	SoMa	500 Townsend Street	300,000	—%
San Diego	University Town Center	10300 Campus Point Drive	140,000	76%
Seattle	Lake Union	400/416/430 Dexter Avenue	253,000	—%
Seattle	Lake Union	1165 Eastlake Avenue East	106,000	100%
Greater Boston	Cambridge	50 Binney Street	276,371	—%
Greater Boston	Cambridge	60 Binney Street	264,150	—%
Greater Boston	Cambridge	100 Binney Street	416,788	—%

(1) See page 47 for RSF targeted for redevelopment.						Value-Creation Development Projects
						Value-Creation Redevelopment Projects

Current value-creation development projects in North America

The following table sets forth the key development projects in North America as of June 30, 2014 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property/Market – Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Consolidated development projects in North America
75/125 Binney Street/Greater Boston – Cambridge	—	388,270	388,270	386,111	99%	—	—%	386,111	99%	1Q13	1Q15	2015
499 Illinois Street/San Francisco Bay Area – Mission Bay	72,216	147,358	219,574	219,574	100%	—	—%	219,574	100%	2Q11	3Q14	2014
269 East Grand Avenue/San Francisco Bay Area – So. San Francisco	—	107,250	107,250	107,250	100%	—	—%	107,250	100%	1Q13	4Q14	2014
3013/3033 Science Park Road/San Diego – Torrey Pines	—	165,938	165,938	42,047	25%	63,000	38%	105,047	63%	2Q14	1Q15	2016
430 East 29th Street/New York City – Manhattan	226,954	191,684	418,638	254,466	61%	35,643	8%	290,109	69%	4Q12	4Q13	2015
Consolidated development projects in North America	299,170	1,000,500	1,299,670	1,009,448	78%	98,643	7%	1,108,091	85%
Unconsolidated joint venture development project
360 Longwood Avenue/Greater Boston – Longwood Medical Area (1)	—	413,536	413,536	154,100	37%	49,471	12%	203,571	49%	2Q12	4Q14	2016
Total	299,170	1,414,036	1,713,206	1,163,548	68%	148,114	9%	1,311,662	77%

	Investment
			Cost to Complete						Unlevered
	June 30, 2014		2014		2015 and Thereafter				Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield
Property/Market – Submarket			Construction Financing	Internal Funding	Construction Financing	Internal Funding	Total at Completion
	In Service	CIP
Consolidated development projects in North America
75/125 Binney Street/Greater Boston – Cambridge	$—	$221,620	$45,498	$—	$84,321	$—	$351,439	(2)	9.1%	8.0%	8.2%
499 Illinois Street/San Francisco Bay Area – Mission Bay	$51,403	$97,255	$—	$54,263	$—	$—	$202,921		7.3%	6.4%	7.2%
269 East Grand Avenue/San Francisco Bay Area – So. San Francisco	$—	$33,609	$17,691	$—	$—	$—	$51,300		9.3%	8.1%	9.3%
3013/3033 Science Park Road/San Diego – Torrey Pines	$—	$30,783	$—	$13,668	$—	$60,340	$104,791		7.7%	7.2%	7.1%
430 East 29th Street/New York City – Manhattan	$213,947	$181,789	$—	$22,974	$—	$44,535	$463,245		7.1%	6.6%	6.5%
Consolidated development projects in North America	$265,350	$565,056	$63,189	$90,905	$84,321	$104,875	$1,173,696
Unconsolidated joint venture development project
100% of JV: 360 Longwood Avenue/Greater Boston – Longwood Medical Area (1)	$—	$265,184	$25,105	$906	$57,166	$1,639	$350,000		9.3%	8.3%	8.9%
Less: Funding from secured construction loans and JV partner capital	$—	$(217,136)	$(25,105)	$—	$(57,166)	$—	$(299,407)
ARE equity method accounting investment in 360 Longwood Avenue	$—	$48,048	$—	$906	$—	$1,639	$50,593
Total ARE investment	$265,350	$613,104	$63,189	$91,811	$84,321	$106,514	$1,224,289
Total 2014, 2015 and thereafter				$155,000		$190,835

(1)	We have a 27.5% interest in this unconsolidated joint venture accounted for under the equity method of accounting. See further discussion under “Investment in unconsolidated real estate entity” above.

(2)
In the three months ended September 30, 2013, we completed the preliminary design and budget for interior improvements for use by ARIAD Pharmaceuticals, Inc. (“ARIAD”). Based upon our lease with ARIAD, we expect an increase in both estimated NOI and estimated cost at completion, with no significant change in our estimated yields. In light of certain changes in ARIAD’S business, ARIAD is reassessing its plans to occupy the entire facility. As a result, plans and drawings for the interior improvements for the project have not been prepared and approved by ARIAD in accordance with the timelines specified in the lease. We expect ARIAD to finalize the design and budget for all or a portion of their interior improvements in the future and will provide an update on our estimated cost at completion and targeted yields. Pursuant to the terms of the lease we expect rent to commence in late March 2015.

Current value-creation redevelopment projects in North America

The following table sets forth the key redevelopment projects in North America as of June 30, 2014 (dollars in thousands):

				Leased Status							Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased			Negotiating		Total Leased/Negotiating
Property/Market – Submarket	In Service	CIP	Total	RSF		%	RSF	%	RSF	%
Consolidated redevelopment projects in North America
225 Second Avenue/Greater Boston – Route 128 (1)	—	112,500	112,500	112,500		100%	—	—%	112,500	100%	1Q14	2Q15	2015
10121 Barnes Canyon Road/San Diego – Sorrento Mesa (2)	—	53,512	53,512	53,512		100%	—	—%	53,512	100%	1Q14	3Q14	2014
11055/11065/11075 Roselle Street/San Diego – Sorrento Valley (1)	23,936	31,277	55,213	41,163	(3)	75%	—	—%	41,163	75%	4Q13	2Q14	2015
Consolidated redevelopment projects in North America	23,936	197,289	221,225	207,175		94%	—	—%	207,175	94%

	Investment						Unlevered
			Cost to Complete					Initial Stabilized Yield (Cash Basis)
Property/Market – Submarket	June 30, 2014		2014 Funding		2015 and Thereafter Funding	Total at Completion	Average Cash Yield		Initial Stabilized Yield
	In Service	CIP
Consolidated redevelopment projects in North America
225 Second Avenue/Greater Boston – Route 128	$—	$19,721	$12,554		$14,396	$46,671	9.0%	8.3%	8.3%
10121 Barnes Canyon Road/San Diego – Sorrento Mesa	$—	$6,543	$11,730	(4)	$—	$18,273	8.8%	7.7%	7.7%
11055/11065/11075 Roselle Street/San Diego – Sorrento Valley	$6,975	$5,875	$2,716		$2,784	$18,350	8.0%	7.8%	7.9%
Consolidated redevelopment projects in North America	$6,975	$32,139	$27,000		$17,180	$83,294

(1)	Acquired 225 Second Avenue and 11055/11065/11075 Roselle Street in March 2014 and November 2013, respectively, to accommodate expansion requirements of existing tenants.

(2)	Acquired in July 2013 with an in-place lease. This property became vacant in the first quarter of 2014, as anticipated, allowing us the opportunity to commence the redevelopment.

(3)	In the second quarter of 2014, we delivered 23,936 RSF to a life science company. We expect to deliver the remaining pre-leased 17,227 RSF in the second quarter of 2015.

(4)
This property is subject to a ground lease. Included in the cost to complete is an estimate of $4.4 million to complete the purchase of the fee interest in the land and improvements. We expect to complete the purchase of the land in the fourth quarter of 2014.

Near-term and future value-creation development projects in North America

The following table summarizes the components of our near-term and future value-creation development projects in North America as of June 30, 2014 (dollars in thousands, except per square foot amounts):

	Land Undergoing Predevelopment Activities (CIP)				Land Held for Development			Embedded Land (1)		Total
Property – Market	Book Value	Square Feet		Cost Per Square Foot	Book Value	Square Feet	Cost Per Square Foot	Square Feet		Book Value	Square Feet	Cost Per Square Foot
Near-term value-creation development projects
Alexandria Center™ at Kendall Square (“ACKS”) – Greater Boston:
50, 60, and 100 Binney Street (2)	$294,048	1,062,180		$277	$—	—	$—	—		$294,048	1,062,180	$277
500 Townsend Street – San Francisco Bay Area	53,066	300,000		177	—	—	—	—		53,066	300,000	177
5200 Illumina Way – San Diego (3)	15,894	392,983	(3)	40	—	—	—	—		15,894	392,983	40
10300 Campus Point Drive – San Diego (4)	4,806	140,000	(4)	34	—	—	—	—		4,806	140,000	34
400/416/430 Dexter Avenue North – Seattle	13,528	253,000		53	—	—	—	—		13,528	253,000	53
1165 Eastlake Avenue East – Seattle (5)	16,416	106,000		155	—	—	—	—		16,416	106,000	155
6 Davis Drive – Research Triangle Park	5,080	220,000		23	—	—	—	—		5,080	220,000	23
Near-term value-creation development projects	402,838	2,474,163		163	—	—	—	—		402,838	2,474,163	163

Future value-creation development projects
East 29th Street - New York City	—	—		—	—	—	—	420,000	(6)	—	420,000	—
Alexandria Technology Square® – Greater Boston	—	—		—	7,722	100,000	77	—		7,722	100,000	77
ACKS – 50 Rogers Street Residential – Greater Boston	—	—		—	4,075	150,000	27	—		4,075	150,000	27
Grand Avenue – San Francisco Bay Area	—	—		—	45,002	397,132	113	—		45,002	397,132	113
Rozzi/Eccles – San Francisco Bay Area	—	—		—	73,031	514,307	142	—		73,031	514,307	142
Executive Drive/Other – San Diego	—	—		—	4,290	49,920	86	279,000		4,290	328,920	13
9800 Medical Center Drive – Maryland	—	—		—	4,572	260,721	18	—		4,572	260,721	18
9950 Medical Center Drive – Maryland	—	—		—	3,375	61,000	55	—		3,375	61,000	55
Research Boulevard – Maryland	—	—		—	7,262	347,000	21	—		7,262	347,000	21
Firstfield Road – Maryland	—	—		—	4,056	95,000	43	—		4,056	95,000	43
124 Terry Avenue North – Seattle	—	—		—	6,839	200,000	34	—		6,839	200,000	34
1150/1166 Eastlake Avenue East – Seattle	—	—		—	15,249	160,266	95	—		15,249	160,266	95
Other	—	—		—	29,948	820,055	37	486,000		29,948	1,306,055	23
Future value-creation development projects	—	—		—	205,421	3,155,401	65	1,185,000		205,421	4,340,401	47
Total value-creation development projects	$402,838	2,474,163		$163	$205,421	3,155,401	$65	1,185,000		$608,259	6,814,564	$89

(1)
Embedded land generally represents adjacent land acquired in connection with the acquisition of operating properties. As a result, the real estate basis attributable to these land parcels is classified in rental properties, net.

(2)	Includes residential building totaling approximately 105,000 RSF.

(3)	We have an executed letter of intent for a new building (building 6) for 149,663 RSF. We expect to commence construction of this building in 2014.

(4)	We are currently negotiating a letter of intent with an existing tenant for an expansion into the majority of a new building. We expect to commence construction of this building in 2015.

(5)	The cost per square foot for 1165 Eastlake Avenue East includes an existing structure that can substantially be incorporated into the development plans.

(6)
We hold a right to ground lease a parcel supporting the future ground-up development of approximately 420,000 RSF at the Alexandria Center™ for Life Science pursuant to an option under our ground lease. We have begun discussions regarding this option and the future ground-up development project.

Summary of capital expenditures

Our projected capital expenditures for the remainder of 2014, and thereafter, consist of the following (in thousands):

Projected Construction Spending	Six Months Ended December 31, 2014		2014 Guidance Range
Current value-creation projects in North America:
Development	$155,000
Redevelopment	27,000
Developments/redevelopments recently transferred to rental properties	27,000	(1)
Generic laboratory infrastructure/building improvement projects	37,000	(2)
Current value-creation projects in North America		246,000
Near-term value-creation projects:
Development	60,000	(3)
Redevelopment	2,000
Predevelopment	63,000	(4)
Near-term value-creation projects		125,000
Value-creation projects		371,000
Non-revenue-enhancing capital expenditures		8,000
Projected construction spending		$379,000	$349,000 – 409,000
Actual construction spending for the six months ended June 30, 2014			211,036
Guidance range for the year ended December 31, 2014			$560,000 – 620,000

(1)
Represents spending for recently delivered projects, including 4757 Nexus Center Drive, 1616 Eastlake Avenue East, and 1551 Eastlake Avenue East, that may require additional construction prior to occupancy, generally ranging from 15,000 RSF to 30,000 RSF of the project.

(2)	Includes, among others, 3535 General Atomics Court, 3000/3018 Western Avenue, 5810/5820 Nancy Ridge Drive, 8000 Virginia Manor Road, and 44 Hartwell Avenue.

(3)	Includes, among others, 5200 Illumina Way, Eastlake Avenue East, 10300 Campus Point Drive, and 6 Davis Drive.

(4)
Includes predevelopment costs related to: (i) approximately $9 million of site and infrastructure costs for the 1.1 million RSF related to the Alexandria Center™ at Kendall Square, including utility access and roads, installation of storm drain systems, infiltration systems, traffic lighting/signals, streets, and sidewalks (excluding the portion related to 75/125 Binney Street, which is included in the projected development spending), and (ii) approximately $27 million in connection with submittal of the building permit application, procurement of construction materials, as well as site mobilization related to 50 Binney Street and 60 Binney Street.

Our historical capital expenditures for the six months ended June 30, 2014, consisted of the following (in thousands):

Actual Construction Spending	Six Months Ended June 30, 2014
Development – North America	$132,875
Redevelopment – North America	31,690
Predevelopment	20,317
Generic laboratory infrastructure/building improvement projects in North America (1)	20,714
Development and redevelopment – Asia	5,440
Total construction spending	$211,036

(1)	Includes revenue-enhancing projects and amounts shown in the following table related to non-revenue-enhancing capital expenditures.

The table below reconciles construction spending on an accrual basis to our additions to properties on a cash basis (in thousands):

Actual Construction Spending	Six Months Ended June 30, 2014
Construction spending (accrual basis)	$211,036
Change in accrued capital expenditures	(592)
Other	348
Additions to properties (cash basis)	$210,792

The tables below show the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per square foot amounts):

Non-revenue-enhancing Capital Expenditures, Tenant Improvements, and Leasing Costs (1)	Six Months Ended June 30, 2014			5 Year Average Per RSF (2)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$3,035	14,528,858	$0.21	$0.23

Tenant improvements and leasing costs:
Re-tenanted space	$4,035	214,453	$18.82	$10.17
Renewal space	3,952	731,813	$5.40	$5.30
Total tenant improvements and leasing costs/weighted average	$7,987	946,266	$8.44	$6.63

(1)	Excludes amounts that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment.

(2)	Represents the average of the years ended December 31, 2010, through December 31, 2013, and the six months ended June 30, 2014, annualized.

Real estate investment in Asia

Our investments in real estate, net, in Asia, consisted of the following as of June 30, 2014:

	Number of Properties	ABR (in thousands)	Occupancy Percentage	Book Value (in thousands)	Square Feet
Rental properties, net, in China	2	$938	63.7%	$56,674	471,384
Rental properties, net, in India	7	4,983	75.0	52,801	431,846
	9	$5,921	69.1%	109,475	903,230

Construction in progress:
Current development projects in China				26,391	160,694
Current development projects in India				34,553	304,762
				60,944	465,456
Future value-creation projects in Asia				79,328	6,419,707
Total investments in real estate, net, in Asia				$249,747	7,788,393

Results of operations

Same Properties

As a result of changes within our total property portfolio, the financial data presented in the table in “Comparison of the Three Months Ended June 30, 2014, to the Three Months Ended June 30, 2013” and “Comparison of the Six Months Ended June 30, 2014, to the Six Months Ended June 30, 2013” shows significant changes in revenue and expenses from period to period. In order to supplement an evaluation of our results of operations, we analyze the operating performance for all properties that were operating for the periods presented (“Same Properties”), separate from properties acquired subsequent to the beginning of the earliest period presented, properties currently undergoing development or redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from Same Property results (“Non-Same Properties”). Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.

The following table reconciles the number of Same Properties to total properties for the six months ended June 30, 2014:

Development – current	Properties	Summary	Properties
75/125 Binney Street	1	Development – current	7
499 Illinois Street	1	Development – deliveries	1
269 East Grand Avenue	1	Redevelopment – current	4
3013/3033 Science Park Road	2	Redevelopment – deliveries	10
430 East 29th Street	1
360 Longwood Avenue (unconsolidated JV)	1	Development/redevelopment – Asia	5
	7
		Acquisitions in North America since January 1, 2013:
Development – deliveries since January 1, 2013	Properties	10151 Barnes Canyon Road	1
225 Binney Street	1	407 Davis Drive	1
		150 Second Street	1
Redevelopment – current	Properties	3545 Cray Court	1
225 Second Avenue	1	4025/4031/4045 Sorrento Valley Boulevard	3
10121 Barnes Canyon Road	1
11055/11065 Roselle Street	2	Properties “held for sale”	4
	4	Total properties excluded from Same Properties	38

Redevelopment – deliveries since January 1, 2013	Properties	Same Properties	149
400 Technology Square	1
285 Bear Hill Road	1	Total properties as of June 30, 2014	187
343 Oyster Point Boulevard	1
4757 Nexus Center Drive	1
11075 Roselle Street	1
1616 Eastlake Avenue East	1
1551 Eastlake Avenue East	1
9800 Medical Center Drive	3
	10

The following table presents information regarding our Same Properties for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Percentage change in NOI over comparable period from prior year	5.3%	4.5%
Percentage change in NOI (cash basis) over comparable period from prior year	5.7%	5.0%
Operating margin	70%	69%
Number of Same Properties	149	149
RSF	13,465,223	13,442,099
Occupancy – current period	96.6%	96.5%
Occupancy – same period prior year	93.4%	93.1%

Comparison of the three months ended June 30, 2014, to the three months ended June 30, 2013

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Revenues:
Rental – Same Properties	$113,095	$108,432	$4,663	4.3%
Rental – Non-Same Properties	21,897	6,061	15,836	261.3
Total rental	134,992	114,493	20,499	17.9

Tenant recoveries – Same Properties	36,388	33,963	2,425	7.1
Tenant recoveries – Non-Same Properties	4,556	1,906	2,650	139.0
Total tenant recoveries	40,944	35,869	5,075	14.1

Other income – Same Properties	264	185	79	42.7
Other income – Non-Same Properties	202	3,383	(3,181)	(94.0)
Total other income	466	3,568	(3,102)	(86.9)

Total revenues – Same Properties	149,747	142,580	7,167	5.0
Total revenues – Non-Same Properties	26,655	11,350	15,305	134.8
Total revenues	176,402	153,930	22,472	14.6

Expenses:
Rental operations – Same Properties	45,038	43,108	1,930	4.5
Rental operations – Non-Same Properties	7,315	3,169	4,146	130.8
Total rental operations	52,353	46,277	6,076	13.1

NOI:
NOI – Same Properties	104,709	99,472	5,237	5.3
NOI – Non-Same Properties	19,340	8,181	11,159	136.4
Total NOI	124,049	107,653	16,396	15.2

Other expenses:
General and administrative	13,836	12,455	1,381	11.1
Interest	17,433	15,978	1,455	9.1
Depreciation and amortization	57,314	46,344	10,970	23.7
Loss on early extinguishment of debt	—	560	(560)	(100.0)
Total other expenses	88,583	75,337	13,246	17.6
Income from continuing operations	$35,466	$32,316	$3,150	9.7%

NOI – Same Properties	$104,709	$99,472	$5,237	5.3%
Less: straight-line rent adjustments	(6,015)	(6,114)	99	(1.6)
NOI (cash basis) – Same Properties	$98,694	$93,358	$5,336	5.7%

Rental revenues

Total rental revenues for the three months ended June 30, 2014, increased by $20.5 million, or 17.9%, to $135.0 million, compared to $114.5 million for the three months ended June 30, 2013. The increase was primarily due to rental revenues from our Non-Same Properties, including 11 development and redevelopment projects that were completed and delivered after January 1, 2013, and seven operating properties that were acquired after January 1, 2013. In addition, rental revenues from our Same Properties for the three months ended June 30, 2014, increased by $4.7 million, or 4.3%, to $113.1 million, from $108.4 million for the three months ended June 30, 2013. Occupancy of Same Properties increased by 320 bps to 96.6% for the three months ended June 30, 2014, from 93.4% for the three months ended June 30, 2013.

Tenant recoveries

Tenant recoveries for the three months ended June 30, 2014, increased by $5.1 million, or 14.1%, to $40.9 million, compared to $35.9 million for the three months ended June 30, 2013. This increase is consistent with the increase in our rental operating expenses of $6.1 million. Same Properties tenant recoveries increased by $2.4 million, or 7.1%, primarily as a result of an increase in Same Properties rental operating expenses of $1.9 million, or 4.5%, and higher occupancy for these properties in 2014. Rental operating expenses increased during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, due to higher utilities and repairs and maintenance costs in the three months ended June 30, 2014. Our utility consumption and maintenance costs increased primarily due to our 320 bps increase in occupancy of our Same Properties. Non-Same Properties tenant recoveries increased by $2.7 million as a result of a Non-Same Properties rental operating expense increase of $4.1 million for the development and redevelopment properties delivered since June 30, 2013. As of June 30, 2014, approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended June 30, 2014 and 2013, of $0.5 million and $3.6 million, respectively, consisted of the following (in thousands):

	Three Months Ended June 30,
	2014	2013	Change
Management fee income	$916	$501	$415
Interest income	911	990	(79)
Investment (loss) income	(1,361)	2,077	(3,438)
Total other income	$466	$3,568	$(3,102)

Rental operating expenses

Total rental operating expenses for the three months ended June 30, 2014, increased by $6.1 million, or 13.1%, to $52.4 million, compared to $46.3 million for the three months ended June 30, 2013. Approximately $4.1 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to 11 development and redevelopment projects that were completed and delivered after January 1, 2013, and seven operating properties that were acquired after January 1, 2013.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2014, increased by $1.4 million, or 11.1%, to $13.8 million, compared to $12.5 million for the three months ended June 30, 2013. General and administrative expenses increased primarily because of higher property acquisition-related expenses due to our recent acquisitions and costs for deals we ultimately did not acquire, higher income taxes related to our foreign operations, and higher professional fees. As a percentage of total assets, our annualized general and administrative expenses were 0.7% and 0.7% for the three months ended June 30, 2014 and 2013, respectively.

Interest expense

Interest expense for the three months ended June 30, 2014, increased by $1.5 million, or 9.1%, to $17.4 million, compared to $16.0 million for the three months ended June 30, 2013, detailed as follows (in thousands):

	Three Months Ended June 30,
Component	2014	2013	Change
Secured notes payable	$7,087	$9,745	$(2,658)
Unsecured senior notes payable	11,241	7,642	3,599
Unsecured senior line of credit	2,698	1,867	831
Unsecured senior bank term loans	3,757	6,076	(2,319)
Interest rate swaps	1,123	3,834	(2,711)
Amortization of loan fees and other interest	2,829	2,497	332
Unsecured senior convertible notes	—	7	(7)
Subtotal	28,735	31,668	(2,933)
Capitalized interest	(11,302)	(15,690)	4,388
Total interest expense	$17,433	$15,978	$1,455

Total interest expense increased by $1.5 million during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily as a result of the $4.4 million reduction in the amount of capitalization of interest related to development and redevelopment construction projects, which results in the expensing of interest costs for the projects upon delivery into service. The lower amount of capitalization of interest was due to the completion of eight projects since June 30, 2013. Gross interest decreased by $2.9 million during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily as a result of reductions in our unsecured senior bank term loan balances of $100.0 million and reductions in our secured notes payable by $95.5 million subsequent to June 30, 2013, and the decrease in expense related to the expiration, subsequent to June 30, 2013, of interest rate swap agreements aggregating $250.0 million with rates approximating 4.9%. In addition, we amended our unsecured senior line of credit and unsecured senior bank term loans in July 2013 and August 2013 to reduce our interest rate, by reducing our credit spread over LIBOR, on outstanding borrowings. The decrease in interest costs was partially offset by an increase in interest expense from the issuance of the $500.0 million unsecured senior notes payable at a fixed rate of 3.90% in May 2013. The decrease in interest costs was also partially offset by an increase in interest expense from a higher overall debt balance, which increased by $375.4 million, to $3.33 billion as of June 30, 2014, compared to $2.96 billion as of June 30, 2013.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2014, increased by $11.0 million, or 23.7%, to $57.3 million, compared to $46.3 million for the three months ended June 30, 2013. Depreciation increased primarily due to depreciation related to our recent acquisitions and the 11 development and redevelopment projects that were completed and delivered after January 1, 2013, and seven operating properties that were acquired in North America after January 1, 2013.

Loss on early extinguishment of debt

During the three months ended June 30, 2013, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $560 thousand, upon our $150 million partial repayment of the outstanding principal balance of our 2016 Unsecured Senior Bank Term Loan.

(Loss) income from discontinued operations

Loss from discontinued operations of $147 thousand for the three months ended June 30, 2014, includes the results of operations of four operating properties that were classified as “held for sale” as of June 30, 2014.

Income from discontinued operations of $249 thousand for the three months ended June 30, 2013, includes the results of operations of four operating properties that were classified as “held for sale” as of June 30, 2014, and the results of operations of one property sold subsequent to April 1, 2013.

Comparison of the six months ended June 30, 2014, to the six months ended June 30, 2013

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Revenues:
Rental – Same Properties	$221,071	$213,222	$7,849	3.7%
Rental – Non-Same Properties	44,491	12,797	31,694	247.7
Total rental	265,562	226,019	39,543	17.5

Tenant recoveries – Same Properties	72,989	67,745	5,244	7.7
Tenant recoveries – Non-Same Properties	9,637	3,689	5,948	161.2
Total tenant recoveries	82,626	71,434	11,192	15.7

Other income – Same Properties	298	211	87	41.2
Other income – Non-Same Properties	4,102	6,349	(2,247)	(35.4)
Total other income	4,400	6,560	(2,160)	(32.9)

Total revenues – Same Properties	294,358	281,178	13,180	4.7
Total revenues – Non-Same Properties	58,230	22,835	35,395	155.0
Total revenues	352,588	304,013	48,575	16.0

Expenses:
Rental operations – Same Properties	90,262	85,821	4,441	5.2
Rental operations – Non-Same Properties	14,598	5,642	8,956	158.7
Total rental operations	104,860	91,463	13,397	14.6

NOI:
NOI – Same Properties	204,096	195,357	8,739	4.5
NOI – Non-Same Properties	43,632	17,193	26,439	153.8
Total NOI	247,728	212,550	35,178	16.6

Other expenses:
General and administrative	27,060	24,103	2,957	12.3
Interest	36,556	33,998	2,558	7.5
Depreciation and amortization	107,735	92,173	15,562	16.9
Loss on early extinguishment of debt	—	560	(560)	(100.0)
Total other expenses	171,351	150,834	20,517	13.6
Income from continuing operations	$76,377	$61,716	$14,661	23.8%

NOI – Same Properties	$204,096	$195,357	$8,739	4.5%
Less: straight-line rent adjustments	(10,794)	(11,312)	518	(4.6)
NOI (cash basis) – Same Properties	$193,302	$184,045	$9,257	5.0%

Rental revenues

Total rental revenues for the six months ended June 30, 2014, increased by $39.5 million, or 17.5%, to $265.6 million, compared to $226.0 million for the six months ended June 30, 2013. The increase was primarily due to rental revenues from our Non-Same Properties, including 11 development and redevelopment projects that were completed and delivered after January 1, 2013, and seven operating properties that were acquired after January 1, 2013. In addition, rental revenues from our Same Properties for the six months ended June 30, 2014, increased by $7.8 million, or 3.7%, to $221.1 million from $213.2 million for the six months ended June 30, 2013. Occupancy of Same Properties increased by 340 bps to 96.5% for the six months ended June 30, 2014, from 93.1% for the six months ended June 30, 2013.

Tenant recoveries

Tenant recoveries for the six months ended June 30, 2014, increased by $11.2 million, or 15.7%, to $82.6 million, compared to $71.4 million for the six months ended June 30, 2013. This increase is consistent with the increase in our rental operating expenses of $13.4 million. Same Properties tenant recoveries increased by $5.2 million, or 7.7%, primarily as a result of an increase in Same Properties rental operating expenses of $4.4 million, or 5.2%, and higher recoveries from increases in occupancy for these properties in 2014. Rental operating expenses increased during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, due to higher utilities, contract services, and repairs and maintenance costs in the six months ended June 30, 2014. Our East Coast properties incurred additional heating, snow removal, and other maintenance costs due to a severe winter in 2014. Operating expenses also increased in our operating portfolio due to our increase in occupancy since 2013. Our utility consumption and maintenance costs increased primarily due to our 340 bps increase in occupancy of our Same Properties. Non-Same Properties tenant recoveries increased by $5.9 million as a result of a Non-Same Properties rental operating expense increase of $9.0 million.

Other income

Other income for the six months ended June 30, 2014 and 2013, of $4.4 million and $6.6 million, respectively, consisted of the following (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Management fee income	$1,642	$2,106	$(464)
Interest income	1,773	2,317	(544)
Investment income	985	2,137	(1,152)
Total other income	$4,400	$6,560	$(2,160)

Rental operating expenses

Total rental operating expenses for the six months ended June 30, 2014, increased by $13.4 million, or 14.6%, to $104.9 million, compared to $91.5 million for the six months ended June 30, 2013. Approximately $9.0 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to 11 development and redevelopment projects that were completed and delivered after January 1, 2013, and seven operating properties that were acquired after January 1, 2013.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2014, increased by $3.0 million, or 12.3%, to $27.1 million, compared to $24.1 million for the six months ended June 30, 2013. General and administrative expenses increased primarily because of higher property acquisition-related expenses due to our recent acquisitions and costs for deals we ultimately did not acquire, higher income taxes related to our foreign operations, and professional fees. As a percentage of total assets, our annualized general and administrative expenses were 0.7% and 0.7% for the six months ended June 30, 2014, and 2013, respectively.

Interest expense

Interest expense for the six months ended June 30, 2014, increased by $2.6 million, or 7.5%, to $36.6 million, compared to $34.0 million for the six months ended June 30, 2013, detailed as follows (in thousands):

	Six Months Ended June 30,
Component	2014	2013	Change
Secured notes payable	$15,058	$19,549	$(4,491)
Unsecured senior notes payable	22,481	13,977	8,504
Unsecured senior line of credit	4,737	4,761	(24)
Unsecured senior bank term loans	7,499	12,301	(4,802)
Interest rate swaps	4,613	8,142	(3,529)
Amortization of loan fees and other interest	5,483	4,966	517
Unsecured senior convertible notes	—	13	(13)
Subtotal	59,871	63,709	(3,838)
Capitalized interest	(23,315)	(29,711)	6,396
Total interest expense	$36,556	$33,998	$2,558

Total interest expense increased by $2.6 million during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily as a result of the $6.4 million reduction in the amount of capitalization of interest related to development and redevelopment construction projects which results in the expensing of interest costs for the projects upon delivery into service. The lower amount of capitalization of interest was due to the completion of eight projects since June 30, 2013. Gross interest decreased by $3.8 million during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily as a result of reductions in our unsecured senior bank term loan balances by $100.0 million and reductions in our secured notes payable by $95.5 million subsequent to June 30, 2013, and the decrease in expense related to the expiration, subsequent to March 31, 2013, of interest rate swap agreements aggregating $300.0 million with rates approximating 4.9%. In addition, we amended our unsecured senior line of credit and unsecured senior bank term loans in July 2013 and August 2013 to reduce our interest rate, by reducing our credit spread over LIBOR, on outstanding borrowings. The decrease in interest costs was partially offset by an increase in interest expense from a higher overall debt balance, which increased by $375.4 million, to $3.33 billion as of June 30, 2014, compared to $2.96 billion as of June 30, 2013.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2014, increased by $15.6 million, or 16.9%, to $107.7 million, compared to $92.2 million for the six months ended June 30, 2013. Depreciation increased due to building improvements, including 11 development and redevelopment projects that were completed and delivered after January 1, 2013, and seven operating properties that were acquired in North America after January 1, 2013.

Loss on early extinguishment of debt

During the six months ended June 30, 2013, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $560 thousand, upon our $150 million partial repayment of the outstanding principal balance of our 2016 Unsecured Senior Bank Term Loan.

(Loss) income from discontinued operations

Loss from discontinued operations of $309 thousand for the six months ended June 30, 2014, includes the results of operations of four operating properties that were classified as “held for sale” as of June 30, 2014.

Income from discontinued operations of $1.1 million for the six months ended June 30, 2013, includes the results of operations of four operating properties that were classified as “held for sale” as of June 30, 2014, and the results of operations of seven properties sold subsequent to January 1, 2013.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we have updated guidance for earnings per share attributable to Alexandria’s common stockholders – diluted and FFO per share attributable to Alexandria’s common stockholders – diluted, each for the year ended December 31, 2014, as set forth in the table below.  The table below provides a reconciliation of FFO per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to earnings per share, the most directly comparable GAAP measure, and other key assumptions and key credit metrics included in our guidance for the year ended December 31, 2014.

EPS and FFO Per Share Attributable to Alexandria’s Common Stockholders – Diluted	2014 Guidance
Earnings per share	$1.63 – $1.69
Add back: depreciation and amortization	3.13
Other (1)	(0.03)
FFO per share	4.73 – 4.79
Add back: loss on early extinguishment of debt (2)	0.01
FFO per share, as adjusted	$4.74 – $4.80

(1)	Includes an adjustment to eliminate the $0.01 per share gain realized on the sale of a land parcel in the second quarter of 2014.

(2)
Represents loss on early extinguishment of debt related to the write-off of unamortized loan fees of $0.01 per share as a result of the $125 million partial repayment of our 2016 Unsecured Senior Bank Term Loan in July 2014.

	2014 Guidance
Key Assumptions (Dollars in thousands)	Low	High
Occupancy percentage for operating properties in North America at December 31, 2014:	96.7%	97.2%

Same property performance:
NOI increase	3%	5%
NOI increase (cash basis)	4%	6%

Lease renewals and re-leasing of space:
Rental rate increases	11%	14%
Rental rate increases (cash basis)	4%	6%

Straight-line rents	$42,000	$47,000
General and administrative expenses	$48,000	$52,000
Capitalization of interest	$37,000	$47,000
Interest expense	$76,000	$92,000

Key Credit Metrics	As of December 31, 2014
Net debt to Adjusted EBITDA – fourth quarter of 2014 annualized	6.8x
Net debt to Adjusted EBITDA – trailing 12 months	7.2x
Fixed charge coverage ratio – fourth quarter of 2014 annualized	3.3x
Fixed charge coverage ratio – trailing 12 months	3.3x
Unhedged variable-rate debt as a percentage of total debt	≤11%
Non-income-producing assets as a percentage of gross investments in real estate	≤15%

On a short-term basis, our unhedged variable-rate debt as a percentage of total debt may range up to 25%. Our strategy is to have unhedged variable-rate debt available for repayment as we issue unsecured senior notes payable, extend our maturity profile, transition variable-rate debt to fixed rate debt, and enhance our long-term capital structure.

Net Debt to Adjusted EBITDA	Fixed Charge Coverage Ratio

7.2x
6.6x
7.4x
7.2x
7.2x
6.8x
12/31/13
6/30/14
12/31/14
Projection

2.9x
3.2x
3.2x
3.5x
3.3x
3.3x
12/31/13
6/30/14
12/31/14
Projection

Our guidance assumes 7.2x and 6.8x net debt to adjusted EBITDA for the trailing 12 months ended and three months annualized December 31, 2014, respectively.

Key capital planning considerations

We expect to generate significant internal funding capacity from the delivery of pre-leased development and redevelopment projects that will drive a substantial decline in non-income producing assets, contribute additional operating cash flow and produce significant growth in EBITDA. We expect our growth in EBITDA will allow us to fund construction through additional borrowings while maintaining our target leverage ratio of 6.5x debt to EBITDA.

Delivery of significantly pre-leased development and redevelopment projects:
1) drive substantial decline in non-income-producing assets; and
2) drive ability to fund growth, including construction, through significant increase in EBITDA

17%
2Q14

Reduction in Non-Income-Producing Assets (1)

Pre-leased Deliveries	(9%)
Sales	(2%)
Additions	+6%
Net reduction	**(5%)**

<12%
1Q15

	2015
FCF (2)	$110M-$130M
EBITDA (3)	$390M-$470M
Internal Funding Forecast	**$500M-$600M**

Target Net Debt to Adjusted EBITDA

6.5x
4Q15

(1)	Represents non-income-producing assets as a percentage of gross investments in real estate. See pre-leasing of current projects on pages 54 and 55.

(2)	Represents estimated net cash provided by operating activities after dividends.

(3)
Represents amount of construction that can be funded by debt through growth in adjusted EBITDA on a leverage neutral basis (6.5x net debt to adjusted EBITDA by 4Q15). Excludes EBITDA from projected acquisitions.

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

Unsecured senior line of credit and unsecured senior bank term loans

We have unsecured bank debt totaling $1.7 billion as of June 30, 2014, under our 2016 unsecured senior bank term loan (“2016 Unsecured Senior Bank Term Loan”), 2019 unsecured senior bank term loan (“2019 Unsecured Senior Bank Term Loan”), and amounts outstanding on our $1.5 billion unsecured senior line of credit. The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities.

	Balance at June 30, 2014			As of June 30, 2014
Facility				Maturity Date (1)	Applicable Rate	Facility Fee
2016 Unsecured Senior Bank Term Loan	$500	million	(2)	July 2016	L+1.20%	N/A
2019 Unsecured Senior Bank Term Loan	$600	million		January 2019	L+1.20%	N/A
$1.5 billion unsecured senior line of credit	$571	million	(2)	January 2019	L+1.10%	0.20%

(1)	Includes any extension options that we control.

(2)
Net proceeds of $694 million from our unsecured senior notes payable offering completed on July 18, 2014, were used to reduce variable-rate debt, including the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan and the reduction of $569 million of borrowings outstanding on our unsecured senior line of credit.

The maturity date of the unsecured senior line of credit is January 2019, assuming we exercise our sole right to extend the stated maturity date, twice, by an additional six months after each exercise.  Borrowings under the unsecured senior line of credit will bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement, plus in either case a specified margin (“Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit is based on our existing credit rating as set by certain rating agencies. In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.20% based upon aggregate outstanding commitments.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of June 30, 2014, were as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Leverage Ratio	Less than or equal to 60.0%	34.2%
Secured Debt Ratio	Less than or equal to 45.0%	6.3%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x	2.94x
Unsecured Leverage Ratio	Less than or equal to 60.0%	36.8%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	9.08x

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

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 3.90% Unsecured Senior Notes and 4.60% Unsecured Senior Notes as of June 30, 2014, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	38%
Secured Debt to Total Assets	Less than or equal to 40%	7%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x	6.9x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	266%

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

Sources and uses of capital

We expect that our principal liquidity needs for the year ended December 31, 2014, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

2014 Sources and Uses of Capital (Dollars in thousands)	Completed as of July 28, 2014	Projected for 2014
		Low	High
Sources of capital:
Unsecured senior notes payable	$700,000	$700,000	$700,000
Secured notes payable borrowings (1)	126,000	161,000	211,000
Secured notes payable repayments	(198,000)	(210,000)	(210,000)
Unsecured senior term loan repayment	(125,000)	(125,000)	(125,000)
Net activity on unsecured senior line of credit	(233,000)	(116,000)	(121,000)
Net sources of debt capital	270,000	410,000	455,000

Other sources of capital:
Land sales/strategic joint venture capital	27,000	145,000	245,000
Net cash provided by operating activities after dividends	57,000	105,000	120,000
Total sources of capital	$354,000	$660,000	$820,000

Uses of capital:
Construction	$211,000	$560,000	$620,000
Acquisitions	143,000	100,000	200,000
Total uses of capital	$354,000	$660,000	$820,000

(1)
Includes two non-recourse secured notes payable aggregating $48.3 million assumed in connection with the acquisition of two operating assets in the three months ended March 31, 2014, as well as borrowings under secured construction loans.

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

Sources of capital

2.75% and 4.50% unsecured senior notes payable

In July 2014, we completed public offerings of $400 million aggregate principal amount and $300 million aggregate principal amount of unsecured senior notes payable at stated interest rates of 2.75% (“2.75% Unsecured Senior Notes”) and 4.50% (“4.50% Unsecured Senior Notes”), respectively.  The 2.75% Unsecured Senior Notes were priced at 99.793% of the principal amount with a yield to maturity of 2.791% and are due January 15, 2020. The 4.50% Unsecured Senior Notes were priced at 99.912% of the principal amount with a yield to maturity of 4.508% and are due July 30, 2029.  Both the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company.  Both the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes rank equally in right of payment with all other senior unsecured indebtedness.  However, the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes are effectively subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.  Net proceeds of $694 million from the offering were used to reduce variable-rate debt, including the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan and the reduction of $569 million of borrowings outstanding on our unsecured senior line of credit.

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

As of June 30, 2014, we also had four properties classified as “held for sale” with an aggregate book value of $7.7 million.

Liquidity

The following table presents the remaining availability under our unsecured senior line of credit, secured construction loans, and cash and cash equivalents as of June 30, 2014 (dollars in thousands):

Description	Stated Rate	Total Commitments	Outstanding Balance		Available Liquidity
$1.5 billion unsecured senior line of credit	LIBOR + 1.10%	$1,500,000	$571,000	(1)	$929,000
Secured construction loan	LIBOR + 1.50%	55,000	46,399		8,601
Secured construction loan	LIBOR + 1.40%	36,000	11,936		24,064
Secured construction loan	LIBOR + 1.35%	250,400	65,440		184,960
		$1,841,400	$694,775		1,146,625
Cash and cash equivalents					61,701
Total					$1,208,326

(1)
In July 2014, we completed a $700 million unsecured senior notes payable offering. Net proceeds from this offering were used to reduce approximately $569 million of borrowings outstanding on our unsecured senior line of credit.

Secured construction loans

See Note 5 – Secured and Unsecured Senior Debt, to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q for a discussion of our secured construction loans.

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  In July 2014, we completed a $700 million unsecured senior notes payable offering. Net proceeds from this offering were used to reduce approximately $569 million of borrowings outstanding on our unsecured senior line of credit and increased our borrowing capacity under the unsecured line to approximately $1.5 billion.

Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended unsecured line of credit agreement, plus, in either case, the Applicable Margin. The “Eurocurrency Rate” specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. Dollars, Euro, Sterling, or Yen), (ii) the average annual yield rates applicable to Canadian dollar banker’s acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate means for any day a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit as of June 30, 2014, was 1.10%, which is based on our existing credit rating as set by certain rating agencies. Our unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

Cash and cash equivalents

As of June 30, 2014, and December 31, 2013, we had $61.7 million and $57.7 million, respectively, of cash and cash equivalents.  We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and material capital expenditures, for at least the next 12 months, and thereafter for the foreseeable future.

Restricted cash

Restricted cash consisted of the following as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Funds held in trust under the terms of certain secured notes payable	$16,804	$14,572
Funds held in escrow related to construction projects	5,656	5,655
Other restricted funds	2,059	7,482
Total	$24,519	$27,709

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

We also hold an interest, together with certain third parties, in a joint venture that is not consolidated in our financial statements. The following table presents information related to debt held by our unconsolidated joint venture (dollars in thousands):

Loan Collateral	Total Commitments	Total Outstanding	Third Party Share	ARE Share		Maturity Date		Interest Rate
360 Longwood Avenue	$213,200	$128,003	$92,802	$35,201	(1)	4/1/2017	(2)	5.25%	(3)

(1)	We have a 27.5% equity interest in this unconsolidated joint venture.

(2)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(3)	Secured construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%.

Uses of capital

2016 Unsecured Senior Bank Term Loan partial repayment

In July 2014, we repaid $125 million of the outstanding principal balance of our 2016 Unsecured Senior Bank Term Loan by utilizing a portion of the proceeds generated by the issuance of our 2.75% Unsecured Senior Notes and 4.50% Unsecured Senior Notes. As a result of the $125 million partial repayment, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees in July 2014, totaling $0.5 million.

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, predevelopment, and construction of properties. In North America, we currently have development projects under way for 1,000,500 RSF of laboratory/office space. In addition, we have a 27.5% interest in an unconsolidated joint venture that is currently developing a building aggregating 413,536 RSF in the Longwood Medical Area of the Greater Boston market. We incur construction costs related to development, redevelopment, predevelopment, and other construction activities and additional project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred.  Capitalized interest for the six months ended June 30, 2014 and 2013, of $23.3 million and $29.7 million, respectively, is classified in investments in real estate, net.  We also capitalize indirect project costs, including construction administration, compensation costs, legal fees, and office costs that clearly relate to projects under development or construction, during the period an asset is undergoing activities to prepare it for its intended use.  We capitalized compensation and other indirect project costs related to development, redevelopment, predevelopment, and construction projects, aggregating $8.9 million and $7.4 million for the six months ended June 30, 2014 and 2013, respectively. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease, the asset is transferred out of construction in progress and classified as rental properties, net.  Also, if aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for future development.  Expenditures for repairs and maintenance are expensed as incurred.  Fluctuations in our development, redevelopment, predevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in development, redevelopment, predevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $3.1 million for the six months ended June 30, 2014.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction.  The initial direct costs capitalized and deferred also included compensation costs for employees related to time spent directly performing leasing activities previously described and related to leasing responsibilities that would not have been performed had the leasing transaction not occurred. Total initial direct leasing costs capitalized during the six months ended June 30, 2014 and 2013, were $19.2 million and $21.1 million, respectively, of which $6.5 million and $5.4 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in the Company’s cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Net cash provided by operating activities	$144,491	$144,141	$350
Net cash used in investing activities	$(273,177)	$(216,472)	$(56,705)
Net cash provided by financing activities	$131,854	$235,525	$(103,671)

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Net cash provided by operating activities	$144,491	$144,141	$350
Add back: Changes in operating assets and liabilities	24,018	7,545	16,473
Net cash provided by operating activities before changes in operating assets and liabilities	$168,509	$151,686	$16,823

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the delivery of development projects, and the timing and delivery of redevelopment projects. Net cash provided by operating activities for the six months ended June 30, 2014, increased to $144.5 million, compared to $144.1 million for the six months ended June 30, 2013.  Net cash provided by operating activities before changes in assets and liabilities for the six months ended June 30, 2014, increased by $16.8 million, or 11.1%, to $168.5 million, compared to $151.7 million for the six months ended June 30, 2013.  This increase was primarily attributable to an increase in our Same Properties NOI (cash basis) of $9.3 million, or 5.0%, to $193.3 million for the six months ended June 30, 2014, compared to $184.0 million for the six months ended June 30, 2013. In addition, the increase in operating cash flows was attributable to our delivery of 11 development and redevelopment projects since January 1, 2013, and seven operating properties that were acquired after January 1, 2013. These increases were partially offset by the sale of seven non-strategic properties over the same period.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2014, was $273.2 million, compared to $216.5 million for the six months ended June 30, 2013.  This change consisted of the following (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Proceeds from sales of properties	$17,868	$101,815	$(83,947)
Additions to properties	(210,792)	(298,927)	88,135
Purchase of properties	(97,785)	—	(97,785)
Proceeds from repayment of note receivable	29,851	—	29,851
Other	(12,319)	(19,360)	7,041
Net cash used in investing activities	$(273,177)	$(216,472)	$(56,705)

The change in net cash used in investing activities for the six months ended June 30, 2014, is primarily due to a higher use of cash for property acquisitions and a lower source of cash from property dispositions, offset by lower capital expenditures incurred on our development and redevelopment projects, as construction completed on many of the 11 development and redevelopment projects that were completed and delivered after January 1, 2013, and offset by the collection of a note receivable during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Value-creation opportunities and external growth

For information on our key development and redevelopment projects for the six months ended June 30, 2014, see “Investment in Real Estate, Net – Development, Redevelopment, and Future Value-Creation Projects” located earlier within Item 2 of this report and preceding “Investment in Unconsolidated Real Estate Entity.”

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2014, decreased by $103.7 million, to $131.9 million, compared to cash provided by financing activities of $235.5 million for the six months ended June 30, 2013.  This decrease consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Borrowings from secured notes payable	$77,762	$26,114	$51,648
Repayments of borrowings from secured notes payable	(219,427)	(31,436)	(187,991)
Proceeds from issuance of unsecured senior notes payable	—	495,310	(495,310)
Principal borrowings from unsecured senior line of credit	637,000	305,000	332,000
Repayments of borrowings from unsecured senior line of credit	(270,000)	(871,000)	601,000
Repayment of unsecured senior bank term loan	—	(150,000)	150,000
Total changes related to debt	225,335	(226,012)	451,347

Net proceeds from common stock offering	—	534,469	(534,469)
Dividend payments	(111,810)	(86,874)	(24,936)
Other	18,329	13,942	4,387
Net cash provided by financing activities	$131,854	$235,525	$(103,671)

$700 million offering of unsecured senior notes payable

In July 2014, we completed an offering of $700 million aggregate principal amount unsecured senior notes payable at a weighed average interest rate of 3.50% and a weighted average tenor of 9.6 years. The offering included $400 million aggregate principal amount of our 2.75% Unsecured Senior Notes and $300 million aggregate principal amount of our 4.50% Unsecured Senior Notes. The net proceeds of $694 million were used to repay $125 million of our 2016 Unsecured Senior Bank Term Loan and to reduce $569 million outstanding on our unsecured senior line of credit. In connection with the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on the early extinguishment of debt related to the write-off of unamortized loan fees totaling $0.5 million, or $0.01 per share.

Secured construction loans

See the “Secured Construction Loans” section under “Sources and Uses of Capital” in Item 2 of this report for details.

Dividends

During the six months ended June 30, 2014 and 2013, we paid the following dividends (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Common stock dividends	$98,867	$73,932	$24,935
Series D Preferred Stock dividends	8,750	8,750	—
Series E Preferred Stock dividends	4,193	4,192	1
	$111,810	$86,874	$24,936

The increase in dividends paid on our common stock was primarily due to an increase in the related dividends to $1.38 per common share for the six months ended June 30, 2014, from $1.16 per common share for the six months ended June 30, 2013.  The increase was also due to an increase in the number of shares of common stock outstanding to 71.3 million shares as of June 30, 2014, compared to 71.0 million shares as of June 30, 2013.

Inflation

As of June 30, 2014, approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 96% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or another index.  Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation.  An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Contractual obligations and commitments

Contractual obligations as of June 30, 2014, consisted of the following (in thousands):

		Payments by Period
	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Secured and unsecured debt (1) (2)	$3,336,112	$11,624	$814,433	$148,447	$2,361,608
Estimated interest payments on fixed rate and hedged variable-rate debt (3)	500,301	47,697	153,443	113,358	185,803
Estimated interest payments on variable-rate debt (4)	38,772	3,640	20,536	14,596	—
Ground lease obligations	682,638	5,936	20,498	21,343	634,861
Other obligations	9,118	837	2,923	3,209	2,149
Total	$4,566,941	$69,734	$1,011,833	$300,953	$3,184,421

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the consolidated balance sheets.

(2)	Payment dates include any extension options that we control.

(3)
Estimated interest payments on our fixed rate debt and hedged variable-rate debt were based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt were based on the interest rates in effect as of June 30, 2014.

Estimated interest payments

As of June 30, 2014, 72% of our debt was fixed rate debt or variable-rate debt subject to interest rate swap agreements.  See additional information regarding our interest rate swap agreements under “Liquidity and Capital Resources – Contractual Obligations and Commitments – Interest Rate Swap Agreements.”  The remaining 28% of our debt is unhedged variable-rate debt based primarily on LIBOR.  Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of June 30, 2014.  See additional information regarding our debt under Note 5 – Secured and Unsecured Senior Debt to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q.

Interest rate swap agreements

See Note 6 – Interest Rate Swap Agreements to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q for further information.

Ground lease obligations

Ground lease obligations as of June 30, 2014, included leases for 29 of our properties and two land development parcels.  Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $10.2 million at June 30, 2014, our ground lease obligations have remaining lease terms ranging from 40 to 100 years, including extension options.

Commitments

In addition to the above, as of June 30, 2014, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic science and technology infrastructure improvements under the terms of leases approximated $323.4 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $50.4 million for certain investments over the next several years. In addition, we have letters of credit and performance obligations of $13.8 million primarily related to our construction management requirements.

We have minimum development requirements under project development agreements with government entities for some of our future value-creation projects. At June 30, 2014, we have land and land improvements with an aggregate book value of $20.9 million for which we have construction commitment obligations aggregating approximately 300,000 RSF that need to be fulfilled by 2016. The estimated cost to develop these projects is approximately $125 to $175 per square foot. If we do not meet, extend, or eliminate these commitments, we may default under our existing agreements. The government entities in turn also have certain obligations to us under those project development agreements. We are working with these entities to fulfill or amend certain existing obligations in a mutually beneficial manner.

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

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of our investment in a real estate entity that is a variable interest entity for which we are not the primary beneficiary.  We account for the investment in the real estate entity under the equity method of accounting.  See Notes 3 and 5 to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q, as well as Notes 2 and 3 to our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2013.

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2013, for a discussion of our critical accounting policies, which include rental properties, net, land held for future development, construction in progress, discontinued operations, impairment of long-lived assets, capitalization of costs, accounting for investments, interest rate swap agreements, recognition of rental income and tenant recoveries, and monitoring client tenant credit quality.  There were no significant changes to these policies during the six months ended June 30, 2014.

Non-GAAP measures

Funds from operations and funds from operations, as adjusted

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  Moreover, we believe that FFO, as adjusted, is also helpful because it allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences caused by investment and disposition decisions, financing decisions, terms of securities, capital structures, and capital market transactions.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper and related implementation guidance (“NAREIT White Paper”).  The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Impairments of real estate relate to decreases in the fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.  Impairments of real estate represent the write-down of assets when fair value over the recoverability period is less than the carrying value.  We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper, plus losses on early extinguishment of debt, preferred stock redemption charges, impairments of land parcels, impairments of investments, deal costs, and the amount of such items that is allocable to our unvested restricted stock awards.  Our calculations of both FFO and FFO, as adjusted, may differ from those methodologies utilized by other equity REITs for similar performance measurements, and, accordingly, may not be comparable to those of other equity REITs.  Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including funds available to make distributions.

Adjusted funds from operations

AFFO is a non-GAAP financial measure that we use as a supplemental measure of our performance.  We compute AFFO by adding to or deducting from FFO, as adjusted: (i) non-revenue-enhancing building improvements (excluding amounts recoverable from our client tenants), non-revenue-enhancing tenant improvements and leasing commissions (excluding revenue-enhancing and development and redevelopment expenditures); (ii) effects of straight-line rent and straight-line rent on ground leases; (iii) capitalized income from development projects; (iv) amortization of acquired above and below market leases, loan fees, and debt premiums/discounts; (v) stock compensation expense; and (vi) allocation of AFFO attributable to unvested restricted stock awards.

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

AFFO is not intended to represent cash flow for the period, and is intended only to provide an additional measure of performance. We believe that net income attributable to Alexandria’s common stockholders is the most directly comparable GAAP financial measure to AFFO.  We believe that AFFO is a widely recognized measure of the operations of equity REITs, and our presentation of AFFO will enable investors to assess our performance in comparison to that of other equity REITs.  However, other equity REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not be comparable to AFFO calculated by other equity REITs.  AFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to Alexandria’s common stockholders	$27,932	$25,483	$60,641	$47,925
Depreciation and amortization	57,314	46,580	107,735	93,575
(Gain) loss on sale of real estate	—	(219)	—	121
Gain on sale of land parcel	(797)	(772)	(797)	(772)
Amount attributable to noncontrolling interests/ unvested restricted stock awards:
Net income	1,712	1,383	3,281	2,707
FFO	(1,648)	(1,437)	(3,277)	(2,501)
FFO attributable to Alexandria’s common stockholders – basic	84,513	71,018	167,583	141,055
Assumed conversion of unsecured senior convertible notes	—	5	—	10
FFO attributable to Alexandria’s common stockholders – diluted	84,513	71,023	167,583	141,065
Loss on early extinguishment of debt	—	560	—	560
Allocation to unvested restricted stock awards	—	(12)	—	(12)
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted	84,513	71,571	167,583	141,613
Non-revenue-enhancing capital expenditures:
Building improvements	(1,255)	(337)	(3,035)	(933)
Tenant improvements and leasing commissions	(3,934)	(2,990)	(7,987)	(3,872)
Straight-line rent revenue	(12,737)	(8,239)	(24,619)	(14,437)
Straight-line rent expense on ground leases	697	539	1,408	1,077
Capitalized income from development projects	—	9	—	31
Amortization of acquired above and below market leases	(618)	(830)	(1,434)	(1,660)
Amortization of loan fees	2,743	2,427	5,304	4,813
Amortization of debt premiums/discounts	(69)	115	136	230
Stock compensation expense	3,076	4,463	6,304	7,812
Allocation to unvested restricted stock awards	90	50	184	69
AFFO attributable to Alexandria’s common stockholders – diluted	$72,506	$66,778	$143,844	$134,743

The following table presents a reconciliation of net income per share attributable to Alexandria’s common stockholders – basic, to FFO per share attributable to Alexandria’s common stockholders – diluted, FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted, and AFFO per share attributable to Alexandria’s common stockholders – diluted, for the periods below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income per share attributable to Alexandria’s common stockholders – basic and diluted	$0.39	$0.38	$0.85	$0.74
Depreciation and amortization	0.81	0.69	1.52	1.43
Loss on sale of real estate	—	—	—	0.01
Gain on sale of land parcel	(0.01)	(0.01)	(0.01)	(0.01)
FFO per share attributable to Alexandria’s common stockholders – basic and diluted	1.19	1.06	2.36	2.17
Loss on early extinguishment of debt	—	0.01	—	0.01
FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted	1.19	1.07	2.36	2.18
Non-revenue-enhancing capital expenditures:
Building improvements	(0.02)	(0.01)	(0.04)	(0.01)
Tenant improvements and leasing commissions	(0.06)	(0.04)	(0.11)	(0.06)
Straight-line rent revenue	(0.18)	(0.12)	(0.35)	(0.22)
Straight-line rent expense on ground leases	0.01	0.01	0.02	0.02
Amortization of acquired above and below market leases	(0.01)	(0.01)	(0.02)	(0.03)
Amortization of loan fees	0.04	0.03	0.07	0.07
Stock compensation expense	0.05	0.07	0.09	0.12
AFFO per share attributable to Alexandria’s common stockholders – diluted	$1.02	$1.00	$2.02	$2.07

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

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA, and Adjusted EBITDA (in thousands):

	Three Months Ended			Six Months Ended		Year Ended
	6/30/14	12/31/13	6/30/13	6/30/14	6/30/13	12/31/13
Net income	$36,116	$44,222	$33,337	$76,865	$63,574	$140,249
Interest expense	17,433	17,783	15,978	36,556	33,998	67,952
Depreciation and amortization:
Continuing operations	57,314	48,084	46,344	107,735	92,173	189,123
Discontinued operations	—	17	236	—	1,402	1,655
EBITDA	110,863	110,106	95,895	221,156	191,147	398,979
Stock compensation expense	3,076	4,011	4,463	6,304	7,812	15,552
Loss on early extinguishment of debt	—	—	560	—	560	1,992
(Gain) loss on sale of real estate	—	—	(219)	—	121	121
Gain on sale of land parcel	(797)	(4,052)	(772)	(797)	(772)	(4,824)
Impairment of investments	—	853	—	—	—	853
Deal costs	—	1,446	—	—	—	1,446
Adjusted EBITDA	$113,142	$112,364	$99,927	$226,663	$198,868	$414,119

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

	Three Months Ended			Six Months Ended		Year Ended
	6/30/14	12/31/13	6/30/13	6/30/14	6/30/13	12/31/13
Adjusted EBITDA	$113,142	$112,364	$99,927	$226,663	$198,868	$414,119
Add back: operating loss (income) from discontinued operations	147	126	(266)	309	(2,609)	(2,676)
Adjusted EBITDA – excluding discontinued operations	$113,289	$112,490	$99,661	$226,972	$196,259	$411,443

Total revenues	$176,402	$168,823	$153,930	$352,588	$304,013	$631,151
Adjusted EBITDA margins	64%	67%	65%	64%	65%	65%

Fixed charge coverage ratio

The fixed charge coverage ratio is the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy financing obligations and preferred stock dividends.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and amortization of debt premiums/discounts.  The fixed charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this quarterly report on Form 10-Q for the three months ended June 30, 2014, and on our annual report on Form 10-K, as of December 31, 2013.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges (dollars in thousands):

	Three Months Ended			Six Months Ended		Year Ended
	6/30/14	12/31/13	6/30/13	6/30/14	6/30/13	12/31/13
Adjusted EBITDA	$113,142	$112,364	$99,927	$226,663	$198,868	$414,119

Interest expense	$17,433	$17,783	$15,978	$36,556	$33,998	$67,952
Add: capitalized interest	11,302	14,116	15,690	23,315	29,711	60,615
Less: amortization of loan fees	(2,743)	(2,636)	(2,427)	(5,304)	(4,813)	(9,936)
Less: amortization of debt premium/discounts	69	(146)	(115)	(136)	(230)	(529)
Cash interest	26,061	29,117	29,126	54,431	58,666	118,102
Dividends on preferred stock	6,472	6,471	6,471	12,943	12,942	25,885
Fixed charges	$32,533	$35,588	$35,597	$67,374	$71,608	$143,987

Fixed charge coverage ratio – quarter annualized	3.5x	3.2x	2.8x	3.4x	2.8x	2.9x
Fixed charge coverage ratio – trailing 12 months	3.2x	2.9x	2.7x	3.2x	2.7x	2.9x
Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage.  Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash.  See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of June 30, 2014, and December 31, 2013 (dollars in thousands):

	As of June 30, 2014		As of December 31, 2013
Secured notes payable	$615,551		$708,831
Unsecured senior notes payable	1,048,310		1,048,230
Unsecured senior line of credit	571,000		204,000
Unsecured senior bank term loans	1,100,000		1,100,000
Less: cash and cash equivalents	(61,701)		(57,696)
Less: restricted cash	(24,519)		(27,709)
Net debt	$3,248,641		$2,975,656

Adjusted EBITDA – quarter annualized	$452,568		$449,456
Net debt to Adjusted EBITDA – quarter annualized	7.2	x	6.6	x
Adjusted EBITDA – trailing 12 months	$441,914		$414,119
Net debt to Adjusted EBITDA – trailing 12 months	7.4	x	7.2x

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

Unencumbered NOI as a percentage of total NOI

Unencumbered NOI as a percentage of total NOI is a non-GAAP financial measure that we believe is useful to investors as a performance measure of our results of operations of our unencumbered real estate assets, as it primarily reflects those income and expense items that are incurred at the unencumbered property level.  We use unencumbered NOI as a percentage of total NOI in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under such debt obligations.  Unencumbered NOI is derived from assets classified in continuing operations that are not subject to any mortgage, deed of trust, lien, or other security interest as of the period for which income is presented.  Unencumbered NOI for periods prior to the three months ended June 30, 2014, has been reclassified to conform to current period presentation related to discontinued operations.  See the reconciliation of NOI to income from continuing operations in “Results of Operations.”

The following table summarizes unencumbered NOI as a percentage of total NOI for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unencumbered NOI	$103,951	$74,966	$207,047	$146,109
Encumbered NOI	20,098	32,687	40,681	66,441
Total NOI from continuing operations	$124,049	$107,653	$247,728	$212,550
Unencumbered NOI as a percentage of total NOI	84%	70%	84%	69%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  The following table illustrates the effect of a 1% increase/decrease in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans, after considering the effect of our interest rate swap agreements, secured debt, and unsecured senior notes payable as of June 30, 2014 (in thousands):

Annualized impact to future earnings due to variable-rate debt:
Rate increase of 1%	$(5,749)
Rate decrease of 1%	$876
Effect on fair value of total consolidated debt and interest rate swap agreements:
Rate increase of 1%	$(122,358)
Rate decrease of 1%	$106,398

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in existence on June 30, 2014.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of June 30, 2014 (in thousands):

Equity price risk:
Increase in fair value of 10%	$17,480
Decrease in fair value of 10%	$(17,480)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  The following table illustrates the effect that a 10% increase or decrease in foreign currency rates relative to the U.S. dollar would have on our earnings, based on our current operating assets outside the U.S. as of June 30, 2014 (in thousands):

Foreign currency exchange rate risk:
Increase in foreign currency exchange rate of 10%	$(157)
Decrease in foreign currency exchange rate of 10%	$157

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Our exposure to market risk elements for the six months ended June 30, 2014, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2014, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
4.9*
Supplemental Indenture No. 3, dated as of July 18, 2014, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 18, 2014.

4.10*	Form of 2.750% Senior Note due 2020 (included in Exhibit 4.9 above).
4.11*
Supplemental Indenture No. 4, dated as of July 18, 2014, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 18, 2014.

4.12*	Form of 4.500% Senior Note due 2029 (included in Exhibit 4.11 above).

10.1*
Amended and Restated Executive Employment Agreement, effective as of January 1, 2014, by and between the Company and Joel S. Marcus, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on May 1, 2014.

10.2	Amended and Restated 1997 Stock Award and Incentive Plan of the Company, dated May 29, 2014, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on May 29, 2014.
12.1	Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s quarterly report on Form 10-Q for the six months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013 (unaudited), (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the six months ended June 30, 2014 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2014.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)