Form 10-Q
period 2014-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2014-11-04
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

 As of October 17, 2014, 72,007,833 shares of common stock, par value $.01 per share, were outstanding.

GLOSSARY

Abbreviations or acronyms frequently used in this document:

ABR	Annualized Base Rent
ACKS	The Alexandria CenterTM at Kendall Square in the Greater Boston Area
AFFO	Adjusted Funds from Operations
ASU	Accounting Standards Update
bps	Basis Points
CIP	Construction in Progress
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FFO	Funds from Operations
GAAP	U.S. Generally Accepted Accounting Principles
HVAC	Heating, Ventilation, and Air Conditioning
JV	Joint Venture
LEED	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
NAREIT	National Association of Real Estate Investment Trusts
NOI	Net Operating Income
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet
SEC	Securities and Exchange Commission
SoMa	South of Market submarket of the San Francisco Bay Area
TI	Tenant Improvement
U.S.	United States
VIE	Variable Interest Entity

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Investments in real estate	$7,197,630	$6,776,914
Cash and cash equivalents	67,023	57,696
Restricted cash	24,245	27,709
Tenant receivables	10,830	9,918
Deferred rent	225,506	190,425
Deferred leasing and financing costs	199,835	192,658
Investments	177,577	140,288
Other assets	117,668	134,156
Total assets	$8,020,314	$7,529,764

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$636,825	$708,831
Unsecured senior notes payable	1,747,290	1,048,230
Unsecured senior line of credit	142,000	204,000
Unsecured senior bank term loans	975,000	1,100,000
Accounts payable, accrued expenses, and tenant security deposits	504,535	435,342
Dividends payable	57,549	54,420
Total liabilities	4,063,199	3,550,823

Commitments and contingencies

Redeemable noncontrolling interests	14,348	14,444

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series D cumulative convertible preferred stock	250,000	250,000
Series E cumulative redeemable preferred stock	130,000	130,000
Common stock	714	712
Additional paid-in capital	3,523,195	3,572,281
Accumulated other comprehensive loss	(28,711)	(36,204)
Alexandria’s stockholders’ equity	3,875,198	3,916,789
Noncontrolling interests	67,569	47,708
Total equity	3,942,767	3,964,497
Total liabilities, noncontrolling interests, and equity	$8,020,314	$7,529,764

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental	$137,718	$116,052	$403,280	$342,071
Tenant recoveries	45,572	38,691	128,198	110,125
Other income	2,325	3,572	6,725	10,132
Total revenues	185,615	158,315	538,203	462,328

Expenses:
Rental operations	57,423	47,684	162,283	139,147
General and administrative	12,609	11,666	39,669	35,769
Interest	20,555	16,171	57,111	50,169
Depreciation and amortization	58,388	48,866	166,123	141,039
Loss on early extinguishment of debt	525	1,432	525	1,992
Total expenses	149,500	125,819	425,711	368,116

Income from continuing operations	36,115	32,496	112,492	94,212
(Loss) income from discontinued operations	(180)	(43)	(489)	1,043
Gain on sales of land parcels	8	—	805	772
Net income	35,943	32,453	112,808	96,027

Dividends on preferred stock	(6,471)	(6,472)	(19,414)	(19,414)
Net income attributable to noncontrolling interests	(1,340)	(960)	(3,842)	(2,922)
Net income attributable to unvested restricted stock awards	(506)	(442)	(1,285)	(1,187)
Net income attributable to Alexandria’s common stockholders	$27,626	$24,579	$88,267	$72,504

EPS attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.39	$0.35	$1.25	$1.06
Discontinued operations	—	—	(0.01)	0.02
EPS – basic and diluted	$0.39	$0.35	$1.24	$1.08

Dividends declared per share of common stock	$0.72	$0.68	$2.14	$1.93

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$35,943	$32,453	$112,808	$96,027
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during the period	(2,454)	(37)	13,591	323
Reclassification adjustment for losses (gains) included in net income	111	(250)	517	(480)
Unrealized (losses) gains on marketable securities, net	(2,343)	(287)	14,108	(157)

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap gains (losses) arising during the period	1,206	(676)	(2,708)	(704)
Reclassification adjustment for amortization of interest expense included in net income	1,129	3,904	5,742	12,046
Unrealized gains on interest rate swap agreements, net	2,335	3,228	3,034	11,342

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses during the period	(12,259)	(3,404)	(9,450)	(26,461)
Reclassification adjustment for gains included in net income	(199)	—	(199)	—
Unrealized losses on foreign currency translation, net	(12,458)	(3,404)	(9,649)	(26,461)

Total other comprehensive (loss) income	(12,466)	(463)	7,493	(15,276)
Comprehensive income	23,477	31,990	120,301	80,751
Less: comprehensive income attributable to noncontrolling interests	(1,340)	(933)	(3,842)	(2,839)
Comprehensive income attributable to Alexandria's common stockholders	$22,137	$31,057	$116,459	$77,912

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2013	$250,000	$130,000	71,172,197	$712	$3,572,281	$—	$(36,204)	$47,708	$3,964,497	$14,444
Net income	—	—	—	—	—	108,966	—	3,045	112,011	797
Total other comprehensive income	—	—	—	—	—	—	7,493	—	7,493	—
Contributions by noncontrolling interests	—	—	—	—	—	—	—	19,410	19,410	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,594)	(2,594)	(893)
Issuances pursuant to stock plan	—	—	199,628	2	15,031	—	—	—	15,033	—
Dividends declared on common stock	—	—	—	—	—	(153,669)	—	—	(153,669)	—
Dividends declared on preferred stock	—	—	—	—	—	(19,414)	—	—	(19,414)	—
Distributions in excess of earnings	—	—	—	—	(64,117)	64,117	—	—	—	—
Balance as of September 30, 2014	$250,000	$130,000	71,371,825	$714	$3,523,195	$—	$(28,711)	$67,569	$3,942,767	$14,348

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$112,808	$96,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,123	142,677
Loss on early extinguishment of debt	525	1,992
Gain on sales of land parcels	(805)	(772)
Loss on sales of real estate	—	121
Amortization of loan fees and costs	8,090	7,300
Amortization of debt premiums/discounts	100	383
Amortization of acquired above and below market leases	(2,191)	(2,490)
Deferred rent	(35,511)	(20,007)
Stock compensation expense	9,372	11,541
Investment gains	(9,481)	(4,716)
Investment losses	8,725	529
Changes in operating assets and liabilities:
Restricted cash	—	1,243
Tenant receivables	(939)	(271)
Deferred leasing costs	(25,910)	(37,190)
Other assets	(12,228)	(11,428)
Accounts payable, accrued expenses, and tenant security deposits	36,446	51,437
Net cash provided by operating activities	255,124	236,376

Investing Activities
Proceeds from sales of properties	28,378	101,815
Additions to properties	(345,074)	(450,140)
Purchase of properties	(97,785)	(24,537)
Deposits for property acquisitions	(7,292)	—
Change in restricted cash related to construction projects	6,694	5,711
Investment in unconsolidated real estate JVs	(67,525)	(13,881)
Additions to investments	(35,484)	(22,835)
Proceeds from sales of investments	13,883	12,750
Proceeds from repayment of notes receivable	29,866	—
Net cash used in investing activities	$(474,339)	$(391,117)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2014	2013
Financing Activities
Borrowings from secured notes payable	$108,626	$26,319
Repayments of borrowings from secured notes payable	(228,909)	(34,120)
Proceeds from issuance of unsecured senior notes payable	698,908	498,561
Principal borrowings from unsecured senior line of credit	890,000	319,000
Repayments of borrowings from unsecured senior line of credit	(952,000)	(871,000)
Repayment of unsecured senior bank term loan	(125,000)	(250,000)
Repurchase of unsecured senior convertible notes	—	(384)
Change in restricted cash related to financings	375	923
Deferred financing costs paid	(7,989)	(16,247)
Proceeds from common stock offering	—	535,686
Dividends paid on common stock	(150,540)	(120,367)
Dividends paid on preferred stock	(19,414)	(19,414)
Contributions by noncontrolling interests	19,410	—
Distributions to noncontrolling interests	(2,594)	(2,100)
Distributions to redeemable noncontrolling interests	(893)	—
Net cash provided by financing activities	229,980	66,857

Effect of foreign exchange rate changes on cash and cash equivalents	(1,438)	752

Net increase (decrease) in cash and cash equivalents	9,327	(87,132)
Cash and cash equivalents at beginning of period	57,696	140,971
Cash and cash equivalents at end of period	$67,023	$53,839

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$33,783	$34,281

Non-Cash Investing Activities
Note receivable issued in connection with sale of real estate	$—	$38,820
Assumption of secured notes payable in connection with purchase of properties	$(48,329)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Background

As used in this quarterly report on Form 10-Q, references to the “Company,” “ARE,” “Alexandria,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries.

Alexandria Real Estate Equities, Inc. (NYSE:ARE), with a total market capitalization of $9.1 billion as of September 30, 2014, and an asset base of 31.6 million square feet, including 18.5 million RSF of operating and current value-creation projects, as well as an additional 13.1 million square feet in future ground-up development projects, is the largest and leading REIT uniquely focused on Class A assets in collaborative science and technology campuses located in urban innovation clusters. Alexandria pioneered this niche in 1994 and has since established a dominant market presence in AAA locations including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse client tenant base. Alexandria is the Landlord of Choice to the Life Science Industry®, and approximately 53% of its total ABR results from investment-grade client tenants. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban collaborative science and technology campuses that provide its client tenants with a highly collaborative, 24/7 live/work/play ecosystems, as well as the critical ability to successfully recruit and retain best-in-class talent. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria, please visit www.are.com.

Our asset base consisted of the following, as of September 30, 2014:

Square Feet
Operating properties	16,373,416
Development properties	1,941,186
Redevelopment properties	143,777
Total operating and current value-creation projects	18,458,379

Near-term value-creation projects in North America (CIP)	1,926,331
Future value-creation projects	10,983,108
Land under sales contract	250,000

Total	31,617,818

•	Investment-grade client tenants represented approximately 53% of our total ABR;

•
Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index;

•
Approximately 95% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent, and;

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

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC.  In our opinion, the interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the interim consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

Consolidation

The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. In certain circumstances, we may enter into joint venture arrangements with outside partners. On a quarterly basis, we evaluate each JV arrangement under the VIE model and if the entity is determined not to be a VIE, then we evaluate the entity under the voting model to determine if the entity should be consolidated.

Under the VIE model an entity is determined to be a VIE if it has any of the following characteristics:

•	the entity does not have enough equity to finance its activities without additional subordinated financial support;

•	the equity holders, as a group, lack the characteristics of a controlling financial interest, or

•	the legal entity is established with non-substantive voting rights.

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. We perform this evaluation on a quarterly basis. We use qualitative analyses when determining whether or not we are the primary beneficiary of a VIE. Factors considered include, but are not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy-making decisions, and the rights of the other investors to participate in the decision-making process and/or liquidate the venture, if applicable. We consolidate VIEs whenever we determine that we are the primary beneficiary.

If an entity is determined not to be a VIE, we then evaluate such entity under the voting model. Under the voting model, if we are the general partner, managing member, or a similar role that can direct the operations of the entity, we have a presumption that we control the entity and we should consolidate regardless of our ownership percentage. If we determine that the other equity holders have any one of the following rights, it is assumed that we do not control the entity and therefore should not consolidate the entity: (i) the substantive ability to dissolve the entity or remove us from the lead role of the entity, or (ii) substantive rights that allow them to participate in the activities that most significantly impact the entity’s economic performance.

As of September 30, 2014, we have two joint ventures that do not meet the requirements for consolidation and are accounted for under the equity method of accounting. See Note 3 – Investments in Real Estate, to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q for further information on our unconsolidated real estate entities.

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

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements, an estimated life of 20 years for land improvements, the respective lease term for TIs, and the estimated useful life for equipment. The values of acquired above and below market leases are amortized over the lives of the related leases and recognized as either an increase (for below market leases) or a decrease (for above market leases) to rental income. The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets, and amortized over the remaining terms of the related leases.

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

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable (including the removal of significant contingencies or the fulfillment of significant conditions precedent to the sale) and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.  When all of these criteria have been met, the property is classified as “held for sale,” and if (i) the operations and cash flows of the property have been or will be eliminated from the ongoing operations, and (ii) we will not have any significant continuing involvement in the operations of the property after the sale, then its operations, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations.  Depreciation of assets ceases upon designation of a property as “held for sale.”

2.	Basis of presentation (continued)

Impairment of long-lived assets

Long-lived assets to be held and used, including our rental properties, land held for development, CIP, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the amount of a long-lived asset may not be recoverable.  The amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, land held for development, and CIP, are assessed by project and include significant fluctuations in estimated NOI, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.  If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used.  We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

We use the “held for sale” impairment model for our properties classified as held for sale.  The held for sale impairment model is different from the held and used impairment model.  Under the held for sale impairment model, an impairment loss is recognized if the amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell.  Because of these two different models, it is possible for a long-lived asset, previously classified to be held and used, to require the recognition of an impairment charge upon classification as held for sale.

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities primarily involved in the life science industry.  All of our investments in actively traded public companies are considered “available for sale” and are reflected in the accompanying consolidated balance sheets at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income.  Investments in privately held entities and limited partnerships are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Certain investments in privately held entities and limited partnerships are accounted for under the equity method when our interest in the entity is not deemed so minor that we have virtually no influence over the entity’s operating and financial policies.  Under the equity method of accounting, we recognize our investment initially at cost and adjust the amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  Additionally, we limit our ownership percentage in the voting interest of each individual entity to less than 10%.  As of September 30, 2014, and December 31, 2013, our ownership percentage in the voting interest of each individual entity was less than 10%.

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

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We may maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional expense for uncollectible accounts in future periods equal to the amount of uncollectible rent and tenant recoveries, and deferred rent receivables arising from the straight-lining of rent.  As of September 30, 2014, and December 31, 2013, we had no allowance for uncollectible receivables.

Monitoring client tenant credit quality

During the term of each lease, we monitor the credit quality of our client tenants by (i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the client tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, (iv) monitoring the timeliness of lease payments, and (v) periodically meeting with our client tenants’ senior management. We have a team of employees who, among them, have graduate and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the life science industry, as well as in finance. This research team is responsible for assessing and monitoring their credit quality and any material changes in credit quality.

Interest and other income

Interest and other income was $2.0 million and $1.2 million during the three months ended September 30, 2014 and 2013, respectively. Interest and other income was $3.8 million and $3.5 million during the nine months ended September 30, 2014 and 2013, respectively.  Interest and other income is included in other income in the accompanying consolidated statements of income.

2.	Basis of presentation (continued)

Impact of recently issued accounting standards

In April 2014, the FASB issued an ASU on the reporting of discontinued operations which raises the threshold for disposals to qualify as discontinued operations. Under this ASU, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as “held for sale” and represents a strategic shift that has had or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or non-profit activity that is classified as “held for sale” on the date of the acquisition. A strategic shift that has or will have a major effect on an entity’s operations and financial results could include the disposal of (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity. Under current GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. This ASU eliminates these criteria and is effective for public companies during the interim and annual periods, beginning after December 15, 2014. We are required to adopt this ASU no later than January 1, 2015, and may early adopt this ASU during interim periods, as applicable. We expect the adoption of this ASU to result in fewer real estate sales qualifying for classification as discontinued operations in our consolidated financial statements.

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

3.	Investments in real estate

Our investments in real estate consisted of the following as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Rental properties	$6,849,966	$6,442,208

CIP/current value-creation projects:
Current development in North America	532,053	511,838
Current redevelopment in North America	32,661	8,856
Current development in Asia	35,602	60,928
	600,316	581,622

Near-term value-creation projects in North America (CIP):
50, 60, and 100 Binney Street	313,379	284,672
Other projects	90,843	97,617
	404,222	382,289

Future value-creation projects:
North America	221,572	176,063
Asia	78,319	77,251
	299,891	253,314

Land under sales contract	12,236	22,943
Near-term and future value-creation projects	716,349	658,546

Gross investments in real estate	8,166,631	7,682,376
Less: accumulated depreciation	(1,083,169)	(952,106)
Equity method of accounting – unconsolidated JV	114,168	46,644
Investments in real estate	$7,197,630	$6,776,914

Acquisitions

In January 2014, we acquired 3545 Cray Court, a 116,556 RSF laboratory/office property located in the Torrey Pines submarket of San Diego, for $64.0 million. The property was 100% occupied on the date of acquisition. In connection with the acquisition, we assumed a $40.7 million non-recourse secured note payable with a contractual interest rate of 4.66% and a maturity date in January 2023.

In March 2014, we acquired 225 Second Avenue, a vacant 112,500 RSF office property located in the Route 128 submarket of Greater Boston, for $16.3 million. In May 2014, we leased 100% of the project to accommodate the expansion requirements of an existing tenant. The property is undergoing conversion into laboratory/office space through redevelopment.

In March 2014, we acquired 4025/4031/4045 Sorrento Valley Boulevard, three adjacent buildings aggregating 42,566 RSF located in the Sorrento Valley submarket of San Diego, for a total purchase price of $12.4 million. These properties were 100% occupied on the date of acquisition. In connection with the acquisition, we assumed a $7.6 million non-recourse secured note payable with a contractual interest rate of 5.74% and a maturity date in April 2016.

In April 2014, we acquired 510 Townsend Street, a land parcel supporting approximately 300,000 gross square feet, in SoMa for a purchase price of $50.0 million. We are in the process of perfecting entitlements and marketing for lease, and, subject to market conditions, we plan to commence construction as soon as possible in 2015.

3.	Investments in real estate (continued)

See discussion of the acquisition of 1455/1515 Third Street below under “Investments in Unconsolidated Real Estate Entities.”

Current development and redevelopment projects

As of September 30, 2014, we had seven ground-up development projects in process in North America aggregating 1,636,424 RSF, including two unconsolidated JV development projects. We also had two projects undergoing redevelopment in North America aggregating 143,777 RSF.

Investments in unconsolidated real estate entities

We account for investments in JVs described below under the equity method of accounting. See our consolidation policy described in Note 2 – Basis of Presentation.

360 Longwood Avenue

We are currently developing a building aggregating 413,536 RSF in the Longwood Medical Area of the Greater Boston market through an unconsolidated JV. The cost at completion for this unconsolidated JV real estate project is approximately $350.0 million. The project is currently 37% occupied by Dana-Farber Cancer Institute, Inc. and this space was placed into operations in late September 2014. The JV has a construction loan with commitments aggregating $213.2 million, with $143.5 million outstanding as of September 30, 2014. The remaining cost to complete the development is expected to be funded primarily from the remaining commitments of $69.7 million under the construction loan. The construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%, and has a maturity date of April 1, 2019, inclusive of two separate options to extend the stated maturity date of April 1, 2017 by one year.

We have a 27.5% interest in this unconsolidated JV that we account for under the equity method of accounting. Our investment under the equity method of accounting was $48.5 million as of September 30, 2014.

1455/1515 Third Street

In September 2014, Alexandria and Uber Technologies, Inc. (“Uber”) entered into a JV agreement and acquired two land parcels supporting 422,980 RSF at 1455/1515 Third Street in the Mission Bay submarket of the San Francisco Bay Area for a total purchase price of $125.0 million. We have a 51.0% interest and Uber has a 49% interest in this unconsolidated JV. We account for our investment in this JV under the equity method of accounting. Our investment under the equity method of accounting was $65.6 million as of September 30, 2014.

This JV is currently developing two buildings aggregating 422,980 RSF. We are in the process of finalizing the design and construction budget with our partner and we expect to provide the total estimated cost at completion once we complete our planning in the near term. The project is 100% pre-leased to Uber on a 15-year lease.

Land undergoing predevelopment activities (CIP)

Land undergoing predevelopment activities is classified as CIP and is undergoing activities prior to commencement of construction of aboveground building improvements.  We generally will not commence ground-up development of any parcels undergoing predevelopment activities without first securing pre-leasing for such space, except when there is significant market demand.  If aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for development.  Our objective with predevelopment is to reduce the time it takes to deliver projects to prospective client tenants.  Additionally, during predevelopment, we focus on the design of cost-effective buildings with generic and reusable infrastructure to accommodate single and multi-tenancy. As of September 30, 2014, we held land undergoing predevelopment activities in North America aggregating 1.9 million RSF. The largest project included in land undergoing predevelopment activities consists of substantially all of our 1.1 million square feet at ACKS located in East Cambridge, Massachusetts.

3.	Investments in real estate (continued)

Predevelopment costs generally include the following activities prior to commencement of vertical construction:

•
Traditional predevelopment costs, including entitlement, design, construction drawings, BIM (3-D virtual modeling), budgeting, sustainability and energy optimization reviews, permitting, and planning for all aspects of the project; and

•
Site and infrastructure construction costs, including belowground site work, utility connections, land grading, drainage, egress and regress access points, foundation, and other costs to prepare the site for construction of aboveground building improvements. For example, site and infrastructure costs for the 1.1 million RSF primarily related to 50, 60, and 100 Binney Street at ACKS are classified as predevelopment prior to commencement of vertical construction.

Land held for development

Land held for development represents real estate we plan to develop in the future, but for which, as of each period presented, no construction or predevelopment activities were ongoing. As a result, interest, property taxes, insurance, and other costs are expensed as incurred. As of September 30, 2014, we had land held for development in North America supporting an aggregate of 3.4 million RSF of ground-up development.

Dispositions

During the nine months ended September 30, 2014, we sold four land parcels for aggregate consideration of $29.4 million and recognized gains aggregating $805 thousand, which included a gain of $797 thousand on the sale of one parcel in the Seattle market, and a gain of $8 thousand on the sale of three parcels in non-cluster markets. These gains are classified in gain on sales of land parcels in the accompanying consolidated statements of income.

4.	Investments

We hold investments in certain publicly traded companies and privately held entities, including limited partnerships, involved primarily in life science and related industries.  Our investments in publicly traded companies are accounted for as “available for sale” securities and are carried at their fair values.  Investments in “available for sale” securities with gross unrealized losses as of September 30, 2014, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary, and accordingly have not recognized other-than-temporary impairments related to “available for sale” securities as of September 30, 2014. As of September 30, 2014, and December 31, 2013, there were no unrealized losses in our investments in privately held entities, including limited partnerships.

The following table summarizes our investments as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
“Available-for-sale” marketable equity securities, cost basis	$15,119		$2,879
Unrealized gains	17,150	(1)	2,177
Unrealized losses	(1,452)		(587)
“Available-for-sale” marketable equity securities, at fair value	30,817		4,469
Investments accounted for under cost method	146,760		135,819
Total investments	$177,577		$140,288

(1)
The increase in our investments during the nine months ended September 30, 2014, includes an increase in unrealized gains of approximately $13.6 million related to our investments in publicly traded life science companies. These unrealized gains are a component of our comprehensive income, within our stockholders’ equity, and have not been recognized in the accompanying consolidated statement of income for the nine months ended September 30, 2014.

The following table outlines our investment (loss) income, which is classified in other income in the accompanying consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment gains	$3,256	$2,050	$9,481	$4,716
Investment losses	(3,485)	—	(8,725)	(529)
Investment (loss) income	$(229)	$2,050	$756	$4,187

5.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of September 30, 2014 (dollars in thousands):

	Fixed Rate/Hedged Variable Rate	Unhedged Variable Rate	Total Consolidated	Percentage of Total Debt	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (in years)
Secured notes payable	$406,125	$230,700	$636,825	18.2%	4.67%	2.9
Unsecured senior notes payable	1,747,290	—	1,747,290	49.9	3.98	8.6
$1.5 billion unsecured senior line of credit	—	142,000	142,000	4.1	1.25	4.3
2016 Unsecured Senior Bank Term Loan	350,000	25,000	375,000	10.7	1.42	1.8
2019 Unsecured Senior Bank Term Loan	600,000	—	600,000	17.1	2.05	4.3
Total/weighted average	$3,103,415	$397,700	$3,501,115	100.0%	3.39%	5.9
Percentage of total debt	89%	11%	100%

(1)
Represents the weighted average interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

5.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal maturities as of
September 30, 2014 (dollars in thousands):

	Stated Rate		Weighted Average Interest Rate(1)	Maturity Date(2)	Principal Payments Remaining for the Period Ending December 31,
Debt					2014	2015	2016	2017	2018	Thereafter	Total
Secured notes payable
Seattle	6.00%		6.00%	11/18/14	$60	$—	$—	$—	$—	$—	$60
Maryland	5.64		4.50	6/1/15	34	5,777	—	—	—	—	5,811
San Francisco Bay Area	L+1.50		1.66	7/1/15	—	46,596	—	—	—	—	46,596
Greater Boston, San Francisco Bay Area, and San Diego	5.73		5.73	1/1/16	440	1,816	75,501	—	—	—	77,757
Greater Boston, San Diego, and New York City	5.82		5.82	4/1/16	234	988	29,389	—	—	—	30,611
San Diego	5.74		3.00	4/15/16	42	175	6,916	—	—	—	7,133
San Francisco Bay Area	L+1.40		1.56	6/1/16	—	—	17,952	—	—	—	17,952
San Francisco Bay Area	6.35		6.35	8/1/16	619	2,652	126,715	—	—	—	129,986
Maryland	2.14		2.14	1/20/17	—	—	—	76,000	—	—	76,000
Greater Boston	L+1.35		1.50	8/23/17	—	—	—	90,092	—	—	90,092
San Diego, Maryland, and Seattle	7.75		7.75	4/1/20	374	1,570	1,696	1,832	1,979	106,490	113,941
San Diego	4.66		4.66	1/1/23	337	1,402	1,464	1,540	1,614	33,367	39,724
San Francisco Bay Area	6.50		6.50	6/1/37	—	18	19	20	22	751	830
Unamortized premiums					54	218	60	—	—	—	332
Secured notes payable average/subtotal	4.71%		4.67		2,194	61,212	259,712	169,484	3,615	140,608	636,825

2016 Unsecured Senior Bank Term Loan	L+1.20%		1.42	7/31/16	—	—	375,000	—	—	—	375,000
2019 Unsecured Senior Bank Term Loan	L+1.20%		2.05	1/3/19	—	—	—	—	—	600,000	600,000
$1.5 billion unsecured senior line of credit	L+1.10%	(3)	1.25	1/3/19	—	—	—	—	—	142,000	142,000
Unsecured senior notes payable	2.75%		2.79	1/15/20	—	—	—	—	—	400,000	400,000
Unsecured senior notes payable	4.60%		4.61	4/1/22	—	—	—	—	—	550,000	550,000
Unsecured senior notes payable	3.90%		3.94	6/15/23	—	—	—	—	—	500,000	500,000
Unsecured senior notes payable	4.50%		4.51	7/30/29	—	—	—	—	—	300,000	300,000
Unamortized discounts					(79)	(326)	(337)	(350)	(362)	(1,256)	(2,710)
Unsecured debt average/subtotal			3.11		(79)	(326)	374,663	(350)	(362)	2,490,744	2,864,290
Average/total			3.39%		$2,115	$60,886	$634,375	$169,134	$3,253	$2,631,352	$3,501,115

Balloon payments					$—	$52,336	$629,851	$166,092	$—	$2,622,238	$3,470,517
Principal amortization					2,115	8,550	4,524	3,042	3,253	9,114	30,598
Total consolidated debt					$2,115	$60,886	$634,375	$169,134	$3,253	$2,631,352	$3,501,115

Fixed-rate/hedged variable-rate debt					$2,055	$14,290	$591,423	$3,042	$3,253	$2,489,352	$3,103,415
Unhedged variable-rate debt					60	46,596	42,952	166,092	—	142,000	397,700
Total consolidated debt					$2,115	$60,886	$634,375	$169,134	$3,253	$2,631,352	$3,501,115

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

2.75% and 4.50% Unsecured senior notes payable

In July 2014, we completed an offering of $700 million unsecured senior notes payable at a weighted average interest rate of 3.50%. The offering consisted of $400 million of 2.75% unsecured senior notes (“2.75% Unsecured Senior Notes”) and $300 million of 4.50% unsecured senior notes (“4.50% Unsecured Senior Notes”).  The 2.75% Unsecured Senior Notes were priced at 99.793% of the principal amount with a yield to maturity of 2.791% and are due on January 15, 2020. The 4.50% Unsecured Senior Notes were priced at 99.912% of the principal amount with a yield to maturity of 4.508% and are due on July 30, 2029.  The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company.  The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness.  However, the unsecured senior notes payable are subordinate to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.  We used the net proceeds of this offering to reduce variable-rate debt, including the partial repayment of $125 million of our unsecured senior bank term loan due in 2016 (“2016 Unsecured Senior Bank Term Loan”) and to reduce the outstanding borrowings on our unsecured senior line by $569 million. In connection with the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt related to the write-off of unamortized loan fees totaling $525 thousand in July 2014.

Interest expense

The following table summarizes interest expense for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross interest	$32,680	$32,959	$92,551	$96,668
Capitalized interest	(12,125)	(16,788)	(35,440)	(46,499)
Interest expense	$20,555	$16,171	$57,111	$50,169

Repayment of secured note payable

In January 2014, we repaid a $208.7 million secured note payable related to Alexandria Technology Square® which bore interest at a rate of 5.59%. Our JV partner funded $20.9 million of the proceeds required to repay the secured note payable.

In April 2014, we repaid a $6.4 million secured note payable related to a San Diego property which bore interest at a rate of 4.88%.

In August 2014, we repaid a $7.4 million secured note payable related to a San Diego property which bore interest at a rate of 4.00%.

Secured construction loans

The following table summarizes our secured construction loans as of September 30, 2014 (dollars in thousands):

Market	Stated Rate	Maturity Date		Outstanding Balance	Remaining Commitments	Total Aggregate Commitments
San Francisco Bay Area	L+1.50%	7/1/15	(1)	$46,596	$8,404	$55,000
San Francisco Bay Area	L+1.40%	6/1/16	(2)	17,952	18,048	36,000
Greater Boston	L+1.35%	8/23/17	(3)	90,092	160,308	250,400
				$154,640	$186,760	$341,400

(1)	We have two, one-year options to extend the stated maturity date to July 1, 2017, subject to certain conditions.

(2)	We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions.

(3)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

6.	Interest rate swap agreements

We use interest rate swap agreements to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings.  During the nine months ended September 30, 2014 and 2013, our interest rate swap agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive loss. Amounts classified in accumulated other comprehensive loss are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $2.1 million in accumulated other comprehensive loss to interest expense as an increase to interest expense. As of September 30, 2014, and December 31, 2013, the fair values of our interest rate swap agreements aggregating an asset balance were classified in other assets, and those aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values. Under our interest rate swap agreements, we have no collateral posting requirements.

As of September 30, 2014, the fair value of derivatives in a net liability position was $287 thousand. The Company has agreements with certain of its derivative counterparties that contain a provision wherein (i) the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness; or (ii) if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company had breached any of these provisions as of September 30, 2014, it could have been required to settle its obligations under the agreements at their termination value of $803 thousand.

We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of September 30, 2014 (dollars in thousands):

Effective Date	Maturity Date	Number of Contracts	Weighted Average Interest Pay Rate (1)	Fair Value as of 9/30/14	Notional Amount in Effect as of
					9/30/14	12/31/14	12/31/15	12/31/16
December 31, 2013	December 31, 2014	2	0.98%	$(1,051)	$500,000	$—	$—	$—
December 31, 2013	March 31, 2015	2	0.23%	(110)	250,000	250,000	—	—
March 31, 2014	March 31, 2015	4	0.21%	(61)	200,000	200,000	—	—
December 31, 2014	March 31, 2016	3	0.53%	(23)	—	500,000	500,000	—
March 31, 2016	March 31, 2017	3	1.40%	958	—	—	—	500,000
Total				$(287)	$950,000	$950,000	$500,000	$500,000

(1)
In addition to the interest pay rate, borrowings outstanding as of September 30, 2014, under our unsecured senior bank term loans include an applicable margin of 1.20% and borrowings outstanding under our unsecured senior line of credit include an applicable margin of 1.10%.

7.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity.  In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the three and nine months ended September 30, 2014 and 2013.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2014, and December 31, 2013 (in thousands):

		September 30, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale” securities	$30,817	$30,817	$—	$—
Interest rate swap agreements	$958	$—	$958	$—
Liabilities:
Interest rate swap agreements	$1,245	$—	$1,245	$—

		December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale” securities	$4,469	$4,469	$—	$—
Interest rate swap agreements	$2,870	$—	$2,870	$—
Liabilities:
Interest rate swap agreements	$6,191	$—	$6,191	$—

Cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  Our “available-for-sale” securities and our interest rate swap agreements, respectively, have been recognized at fair value.  See Note 6 – Interest Rate Swap Agreements, for further details on our interest rate swap agreements. The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely accepted valuation techniques, including discounted cash flow analyses of “significant other observable inputs” such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

7.	Fair value measurements (continued)

As of September 30, 2014, and December 31, 2013, the book and fair values of our “available-for-sale” marketable equity securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Book Value	Fair Value	Book Value	Fair Value
Assets:
“Available-for-sale” marketable equity securities	$30,817	$30,817	$4,469	$4,469
Interest rate swap agreements	$958	$958	$2,870	$2,870

Liabilities:
Interest rate swap agreements	$1,245	$1,245	$6,191	$6,191
Secured notes payable	$636,825	$686,388	$708,831	$736,772
Unsecured senior notes payable	$1,747,290	$1,775,990	$1,048,230	$1,043,125
Unsecured senior line of credit	$142,000	$141,881	$204,000	$193,714
Unsecured senior bank term loans	$975,000	$974,424	$1,100,000	$1,099,897

8.	Earnings per share (EPS)

We use income from continuing operations attributable to Alexandria’s common stockholders as the “control number” in determining whether potential common shares are dilutive or antidilutive to EPS.  Pursuant to the presentation and disclosure literature on gains or losses on sales or disposals by REITs and EPS required by the SEC and the FASB, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the consolidated statements of income and included in the numerator for the computation of EPS for income from continuing operations.

The land parcels we sold during the three and nine months ended September 30, 2014 and 2013, did not meet the criteria for classification as discontinued operations because the land parcels did not have significant operations prior to disposition.  Accordingly, for the nine months ended September 30, 2014 and 2013, we classified approximately $805 thousand and $772 thousand, respectively, as gain on sale of land parcel below income from discontinued operations, net, in the accompanying consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria’s common stockholders in the “control number,” or numerator, for computation of EPS.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method.  Our Series D cumulative convertible preferred stock (“Series D Preferred Stock”) is not a participating security, and is not included in the computation of EPS using the two-class method.  Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted EPS is computed using the weighted average shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities, including the dilutive effect of stock options using the treasury stock method, during the period the securities were outstanding.

8.	Earnings per share (EPS) (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$36,115	$32,496	$112,492	$94,212
Gain on sales of land parcels	8	—	805	772
Dividends on preferred stock	(6,471)	(6,472)	(19,414)	(19,414)
Net income attributable to noncontrolling interests	(1,340)	(960)	(3,842)	(2,922)
Net income attributable to unvested restricted stock awards	(506)	(442)	(1,285)	(1,187)
Income from continuing operations attributable to Alexandria’s common stockholders – basic and diluted	27,806	24,622	88,756	71,461
(Loss) income from discontinued operations	(180)	(43)	(489)	1,043
Net income attributable to Alexandria’s common stockholders – basic and diluted	$27,626	$24,579	$88,267	$72,504

Weighted average shares of common stock outstanding – basic and diluted	71,195	70,900	71,121	67,040

EPS attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.39	$0.35	$1.25	$1.06
Discontinued operations	—	—	(0.01)	0.02
EPS – basic and diluted	$0.39	$0.35	$1.24	$1.08

For purposes of calculating diluted EPS, we did not assume conversion of our Series D Preferred Stock for the three and nine months ended September 30, 2014 and 2013, since the impact was antidilutive to EPS attributable to Alexandria’s common stockholders from continuing operations during those periods.

9.	Stockholders’ equity

Dividends

In September 2014, we declared cash dividends on our common stock for the third quarter of 2014, aggregating $51.8 million, or $0.72 per share.  In September 2014, we also declared cash dividends on our Series D Preferred Stock for the third quarter of 2014, aggregating approximately $4.4 million, or $0.4375 per share.  Additionally, we declared cash dividends on our Series E cumulative redeemable preferred stock (“Series E Preferred Stock”) for the third quarter of 2014, aggregating approximately $2.1 million, or $0.403125 per share.  In October 2014, we paid the cash dividends on our common stock, Series D Preferred Stock, and Series E Preferred Stock for the third quarter of 2014.

9.	Stockholders’ equity (continued)

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Unrealized Gain on Marketable Securities	Unrealized Loss on Interest Rate Swap Agreements	Unrealized Loss on Foreign Currency Translation	Total
Balance as of December 31, 2013	$1,590	$(3,321)	$(34,473)	$(36,204)

Other comprehensive income (loss) before reclassifications	13,591	(2,708)	(9,450)	1,433
Amounts reclassified from other comprehensive income (loss)	517	5,742	(199)	6,060
Net other comprehensive income (loss)	14,108	3,034	(9,649)	7,493

Balance as of September 30, 2014	$15,698	$(287)	$(44,122)	$(28,711)

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 15.2 million shares were issued and outstanding as of September 30, 2014.  In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2014.

10.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest.  These entities owned four projects as of September 30, 2014, and are included in our consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

The following table represents income from continuing operations and discontinued operations attributable to Alexandria Real Estate Equities, Inc., for the three and nine months ended September 30, 2014 and 2013, excluding the amounts attributable to these noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.	34,775	31,536	108,650	91,290
(Loss) income from discontinued operations	(180)	(43)	(489)	1,043

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

11.	Discontinued operations

The following is a summary of net assets of discontinued operations and (loss) income from discontinued operations (in thousands):

	September 30, 2014	December 31, 2013
Properties “held for sale,” net	$7,648	$7,644
Other assets	20	103
Total assets	7,668	7,747

Total liabilities	(172)	(266)
Net assets of discontinued operations	$7,496	$7,481

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$—	$319	$—	$4,658
Operating expenses	180	126	489	1,856
Total revenues less operating expenses from discontinued operations	(180)	193	(489)	2,802
Depreciation expense	—	236	—	1,638
Loss on sale of real estate	—	—	—	121
(Loss) income from discontinued operations (1)	$(180)	$(43)	$(489)	$1,043

(1)
(Loss) income from discontinued operations includes the results of operations of four properties that were classified as “held for sale” as of September 30, 2014, as well as the results of operations (prior to disposition) and gain on sale of real estate attributable to seven properties sold during the period from January 1, 2013, to September 30, 2014. In October 2014, we completed the sale of one property which was classified as “held for sale” as of September 30, 2014.

12.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”) will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2014, and December 31, 2013, and the condensed consolidating statements of income and comprehensive income for the three and nine months ended September 30, 2014 and 2013, and condensed consolidating cash flows for the nine months ended September 30, 2014 and 2013, for the Issuer, the Guarantor Subsidiary, the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc. on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of September 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$7,197,630	$—	$7,197,630
Cash and cash equivalents	21,455	—	45,568	—	67,023
Restricted cash	70	—	24,175	—	24,245
Tenant receivables	—	—	10,830	—	10,830
Deferred rent	—	—	225,506	—	225,506
Deferred leasing and financing costs	37,486	—	162,349	—	199,835
Investments	—	8,147	169,430	—	177,577
Investments in and advances to affiliates	6,812,172	6,291,506	129,268	(13,232,946)	—
Other assets	19,244	—	98,424	—	117,668
Total assets	$6,890,427	$6,299,653	$8,063,180	$(13,232,946)	$8,020,314
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$636,825	$—	$636,825
Unsecured senior notes payable	1,747,290	—	—	—	1,747,290
Unsecured senior line of credit	142,000	—	—	—	142,000
Unsecured senior bank term loans	975,000	—	—	—	975,000
Accounts payable, accrued expenses, and tenant security deposits	93,679	—	410,856	—	504,535
Dividends payable	57,260	—	289	—	57,549
Total liabilities	3,015,229	—	1,047,970	—	4,063,199
Redeemable noncontrolling interests	—	—	14,348	—	14,348
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,875,198	6,299,653	6,933,293	(13,232,946)	3,875,198
Noncontrolling interests	—	—	67,569	—	67,569
Total equity	3,875,198	6,299,653	7,000,862	(13,232,946)	3,942,767
Total liabilities, noncontrolling interests, and equity	$6,890,427	$6,299,653	$8,063,180	$(13,232,946)	$8,020,314

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$6,776,914	$—	$6,776,914
Cash and cash equivalents	14,790	—	42,906	—	57,696
Restricted cash	55	—	27,654	—	27,709
Tenant receivables	—	—	9,918	—	9,918
Deferred rent	—	—	190,425	—	190,425
Deferred leasing and financing costs	36,901	—	155,757	—	192,658
Investments	—	10,868	129,420	—	140,288
Investments in and advances to affiliates	6,299,551	5,823,058	119,421	(12,242,030)	—
Other assets	20,226	—	113,930	—	134,156
Total assets	$6,371,523	$5,833,926	$7,566,345	$(12,242,030)	$7,529,764
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$708,831	$—	$708,831
Unsecured senior notes payable	1,048,230	—	—	—	1,048,230
Unsecured senior line of credit	204,000	—	—	—	204,000
Unsecured senior bank term loans	1,100,000	—	—	—	1,100,000
Accounts payable, accrued expenses, and tenant security deposits	48,373	—	386,969	—	435,342
Dividends payable	54,131	—	289	—	54,420
Total liabilities	2,454,734	—	1,096,089	—	3,550,823
Redeemable noncontrolling interests	—	—	14,444	—	14,444
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,916,789	5,833,926	6,408,104	(12,242,030)	3,916,789
Noncontrolling interests	—	—	47,708	—	47,708
Total equity	3,916,789	5,833,926	6,455,812	(12,242,030)	3,964,497
Total liabilities, noncontrolling interests, and equity	$6,371,523	$5,833,926	$7,566,345	$(12,242,030)	$7,529,764

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$137,718	$—	$137,718
Tenant recoveries	—	—	45,572	—	45,572
Other income	2,797	(1,264)	4,369	(3,577)	2,325
Total revenues	2,797	(1,264)	187,659	(3,577)	185,615

Expenses:
Rental operations	—	—	57,423	—	57,423
General and administrative	11,369	—	4,817	(3,577)	12,609
Interest	15,307	—	5,248	—	20,555
Depreciation and amortization	1,408	—	56,980	—	58,388
Loss on early extinguishment of debt	525	—	—	—	525
Total expenses	28,609	—	124,468	(3,577)	149,500
(Loss) income from continuing operations before equity in earnings of affiliates	(25,812)	(1,264)	63,191	—	36,115
Equity in earnings of affiliates	60,415	58,381	1,127	(119,923)	—
Income from continuing operations	34,603	57,117	64,318	(119,923)	36,115
Loss from discontinued operations	—	—	(180)	—	(180)
Gain on sales of land parcels	—	—	8	—	8
Net income	34,603	57,117	64,146	(119,923)	35,943

Dividends on preferred stock	(6,471)	—	—	—	(6,471)
Net income attributable to noncontrolling interests	—	—	(1,340)	—	(1,340)
Net income attributable to unvested restricted stock awards	(506)	—	—	—	(506)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$27,626	$57,117	$62,806	$(119,923)	$27,626

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$116,052	$—	$116,052
Tenant recoveries	—	—	38,691	—	38,691
Other income	2,802	(1)	3,966	(3,195)	3,572
Total revenues	2,802	(1)	158,709	(3,195)	158,315

Expenses:
Rental operations	—	—	47,684	—	47,684
General and administrative	10,140	—	4,721	(3,195)	11,666
Interest	10,238	—	5,933	—	16,171
Depreciation and amortization	1,473	—	47,393	—	48,866
Loss on early extinguishment of debt	1,432	—	—	—	1,432
Total expenses	23,283	—	105,731	(3,195)	125,819
(Loss) income from continuing operations before equity in earnings of affiliates	(20,481)	(1)	52,978	—	32,496
Equity in earnings of affiliates	51,975	48,477	959	(101,411)	—
Income from continuing operations	31,494	48,476	53,937	(101,411)	32,496
Loss from discontinued operations	(1)	—	(42)	—	(43)
Net income	31,493	48,476	53,895	(101,411)	32,453

Dividends on preferred stock	(6,472)	—	—	—	(6,472)
Net income attributable to noncontrolling interests	—	—	(960)	—	(960)
Net income attributable to unvested restricted stock awards	(442)	—	—	—	(442)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$24,579	$48,476	$52,935	$(101,411)	$24,579

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Nine Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$403,280	$—	$403,280
Tenant recoveries	—	—	128,198	—	128,198
Other income	8,632	(2,799)	11,534	(10,642)	6,725
Total revenues	8,632	(2,799)	543,012	(10,642)	538,203

Expenses:
Rental operations	—	—	162,283	—	162,283
General and administrative	33,735	—	16,576	(10,642)	39,669
Interest	41,339	—	15,772	—	57,111
Depreciation and amortization	4,335	—	161,788	—	166,123
Loss on early extinguishment of debt	525	—	—	—	525
Total expenses	79,934	—	356,419	(10,642)	425,711
(Loss) income from continuing operations before equity in earnings of affiliates	(71,302)	(2,799)	186,593	—	112,492
Equity in earnings of affiliates	180,275	172,989	3,356	(356,620)	—
Income from continuing operations	108,973	170,190	189,949	(356,620)	112,492
Loss from discontinued operations	(7)	—	(482)	—	(489)
Gain on sales of land parcels	—	—	805	—	805
Net income	108,966	170,190	190,272	(356,620)	112,808

Dividends on preferred stock	(19,414)	—	—	—	(19,414)
Net income attributable to noncontrolling interests	—	—	(3,842)	—	(3,842)
Net income attributable to unvested restricted stock awards	(1,285)	—	—	—	(1,285)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$88,267	$170,190	$186,430	$(356,620)	$88,267

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$342,071	$—	$342,071
Tenant recoveries	—	—	110,125	—	110,125
Other income	8,071	(142)	11,635	(9,432)	10,132
Total revenues	8,071	(142)	463,831	(9,432)	462,328

Expenses:
Rental operations	—	—	139,147	—	139,147
General and administrative	32,573	—	12,628	(9,432)	35,769
Interest	32,048	—	18,121	—	50,169
Depreciation and amortization	4,394	—	136,645	—	141,039
Loss on early extinguishment of debt	1,992	—	—	—	1,992
Total expenses	71,007	—	306,541	(9,432)	368,116
(Loss) income from continuing operations before equity in earnings of affiliates	(62,936)	(142)	157,290	—	94,212
Equity in earnings of affiliates	155,694	144,660	2,858	(303,212)	—
Income from continuing operations	92,758	144,518	160,148	(303,212)	94,212
Income from discontinued operations	347	—	696	—	1,043
Gain on sales of land parcels	—	—	772	—	772
Net income	93,105	144,518	161,616	(303,212)	96,027

Dividends on preferred stock	(19,414)	—	—	—	(19,414)
Net income attributable to noncontrolling interests	—	—	(2,922)	—	(2,922)
Net income attributable to unvested restricted stock awards	(1,187)	—	—	—	(1,187)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$72,504	$144,518	$158,694	$(303,212)	$72,504

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$34,603	$57,117	$64,146	$(119,923)	$35,943
Other comprehensive income (loss):
Unrealized losses on marketable securities:
Unrealized holding losses arising during the period	—	(310)	(2,144)	—	(2,454)
Reclassification adjustment for losses included in net income	—	—	111	—	111
Unrealized losses on marketable securities, net	—	(310)	(2,033)	—	(2,343)

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap gains arising during the period	1,206	—	—	—	1,206
Reclassification adjustment for amortization of interest expense included in net income	1,129	—	—	—	1,129
Unrealized gains on interest rate swap agreements, net	2,335	—	—	—	2,335

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(12,259)	—	(12,259)
Reclassification adjustment for gains included in net income	—	—	(199)	—	(199)
Unrealized losses on foreign currency translation, net	—	—	(12,458)	—	(12,458)

Total other comprehensive income (loss)	2,335	(310)	(14,491)	—	(12,466)
Comprehensive income	36,938	56,807	49,655	(119,923)	23,477
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,340)	—	(1,340)
Comprehensive income attributable to Alexandria’s common stockholders	$36,938	$56,807	$48,315	$(119,923)	$22,137

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$31,493	$48,476	$53,895	$(101,411)	$32,453
Other comprehensive income (loss):
Unrealized losses on marketable securities:
Unrealized holding (losses) gains arising during the period	—	(796)	759	—	(37)
Reclassification adjustment for losses (gains) included in net income	—	519	(769)	—	(250)
Unrealized losses on marketable securities, net	—	(277)	(10)	—	(287)

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(676)	—	—	—	(676)
Reclassification adjustment for amortization of interest expense included in net income	3,904	—	—	—	3,904
Unrealized gains on interest rate swap agreements, net	3,228	—	—	—	3,228

Foreign currency translation losses	—	—	(3,404)	—	(3,404)

Total other comprehensive income (loss)	3,228	(277)	(3,414)	—	(463)
Comprehensive income	34,721	48,199	50,481	(101,411)	31,990
Less: comprehensive income attributable to noncontrolling interests	—	—	(933)	—	(933)
Comprehensive income attributable to Alexandria’s common stockholders	$34,721	$48,199	$49,548	$(101,411)	$31,057

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$108,966	$170,190	$190,272	$(356,620)	$112,808
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	—	—	13,591	—	13,591
Reclassification adjustment for losses included in net income	—	—	517	—	517
Unrealized gains on marketable securities, net	—	—	14,108	—	14,108

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(2,708)	—	—	—	(2,708)
Reclassification adjustment for amortization of interest expense included in net income	5,742	—	—	—	5,742
Unrealized gains on interest rate swap agreements, net	3,034	—	—	—	3,034

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(9,450)	—	(9,450)
Reclassification adjustment for gains included in net income	—	—	(199)	—	(199)
Unrealized losses on foreign currency translation, net	—	—	(9,649)	—	(9,649)

Total other comprehensive income	3,034	—	4,459	—	7,493
Comprehensive income	112,000	170,190	194,731	(356,620)	120,301
Less: comprehensive income attributable to noncontrolling interests	—	—	(3,842)	—	(3,842)
Comprehensive income attributable to Alexandria’s common stockholders	$112,000	$170,190	$190,889	$(356,620)	$116,459

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$93,105	$144,518	$161,616	$(303,212)	$96,027
Other comprehensive income (loss):
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during the period	—	(391)	714	—	323
Reclassification adjustment for losses (gains) included in net income	—	144	(624)	—	(480)
Unrealized (losses) gains on marketable securities, net	—	(247)	90	—	(157)

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(704)	—	—	—	(704)
Reclassification adjustment for amortization of interest expense included in net income	12,046	—	—	—	12,046
Unrealized gains on interest rate swap agreements, net	11,342	—	—	—	11,342

Foreign currency translation losses	—	—	(26,461)	—	(26,461)

Total other comprehensive income (loss)	11,342	(247)	(26,371)	—	(15,276)
Comprehensive income	104,447	144,271	135,245	(303,212)	80,751
Less: comprehensive income attributable to noncontrolling interests	—	—	(2,839)	—	(2,839)
Comprehensive income attributable to Alexandria’s common stockholders	$104,447	$144,271	$132,406	$(303,212)	$77,912

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$108,966	$170,190	$190,272	$(356,620)	$112,808
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,335	—	161,788	—	166,123
Loss on early extinguishment of debt	525	—	—	—	525
Gain on sale of land parcel	—	—	(805)	—	(805)
Amortization of loan fees and costs	5,424	—	2,666	—	8,090
Amortization of debt premiums/discounts	152	—	(52)	—	100
Amortization of acquired above and below market leases	—	—	(2,191)	—	(2,191)
Deferred rent	—	—	(35,511)	—	(35,511)
Stock compensation expense	9,372	—	—	—	9,372
Equity in income related to subsidiaries	(180,275)	(172,989)	(3,356)	356,620	—
Investment gains	—	(3)	(9,478)	—	(9,481)
Investment losses	—	2,802	5,923	—	8,725
Changes in operating assets and liabilities:
Restricted cash	(15)	—	15	—	—
Tenant receivables	—	—	(939)	—	(939)
Deferred leasing costs	(80)	—	(25,830)	—	(25,910)
Other assets	(5,263)	—	(6,965)	—	(12,228)
Accounts payable, accrued expenses, and tenant security deposits	50,210	—	(13,764)	—	36,446
Net cash (used in) provided by operating activities	(6,649)	—	261,773	—	255,124

Investing Activities
Proceeds from sale of properties	—	—	28,378	—	28,378
Additions to properties	—	—	(345,074)	—	(345,074)
Purchase of properties	—	—	(97,785)	—	(97,785)
Deposits for property acquisitions	—	—	(7,292)	—	(7,292)
Change in restricted cash related to construction projects	—	—	6,694	—	6,694
Investment in unconsolidated real estate entity	—	—	(67,525)	—	(67,525)
Investments in subsidiaries	(322,228)	(291,300)	(12,150)	625,678	—
Additions to investments	—	—	(35,484)	—	(35,484)
Proceeds from sales of investments	—	—	13,883	—	13,883
Proceeds from repayment of notes receivable	—	—	29,866	—	29,866
Net cash used in investing activities	$(322,228)	$(291,300)	$(486,489)	$625,678	$(474,339)

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$108,626	$—	$108,626
Repayments of borrowings from secured notes payable	—	—	(228,909)	—	(228,909)
Proceeds from issuance of unsecured senior notes payable	698,908	—	—	—	698,908
Principal borrowings from unsecured senior line of credit	890,000	—	—	—	890,000
Repayments of borrowings from unsecured senior line of credit	(952,000)	—	—	—	(952,000)
Repayment of unsecured senior bank term loan	(125,000)	—	—	—	(125,000)
Transfer to/from parent company	103	291,300	334,275	(625,678)	—
Change in restricted cash related to financings	—	—	375	—	375
Deferred financing costs paid	(6,515)	—	(1,474)	—	(7,989)
Dividends paid on common stock	(150,540)	—	—	—	(150,540)
Dividends paid on preferred stock	(19,414)	—	—	—	(19,414)
Contributions by noncontrolling interests	—	—	19,410	—	19,410
Distributions to noncontrolling interests	—	—	(2,594)	—	(2,594)
Distributions to redeemable noncontrolling interests	—	—	(893)	—	(893)
Net cash provided by financing activities	335,542	291,300	228,816	(625,678)	229,980

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,438)	—	(1,438)

Net increase in cash and cash equivalents	6,665	—	2,662	—	9,327
Cash and cash equivalents at beginning of period	14,790	—	42,906	—	57,696
Cash and cash equivalents at end of period	$21,455	$—	$45,568	$—	$67,023

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$20,089	$—	$13,694	$—	$33,783

Non-Cash Investing Activities
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(48,329)	$—	$(48,329)

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$93,105	$144,518	$161,616	$(303,212)	$96,027
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,393	—	138,284	—	142,677
Loss on early extinguishment of debt	1,992	—	—	—	1,992
Gain on sale of land parcel	—	—	(772)	—	(772)
Loss on sale of real estate	—	—	121	—	121
Amortization of loan fees and costs	5,148	—	2,152	—	7,300
Amortization of debt premiums/discounts	75	—	308	—	383
Amortization of acquired above and below market leases	—	—	(2,490)	—	(2,490)
Deferred rent	—	—	(20,007)	—	(20,007)
Stock compensation expense	11,541	—	—	—	11,541
Equity in income related to subsidiaries	(155,694)	(144,660)	(2,858)	303,212	—
Investment gains	—	(152)	(4,564)	—	(4,716)
Investment losses	—	298	231	—	529
Changes in operating assets and liabilities:
Restricted cash	(8)	—	1,251	—	1,243
Tenant receivables	1	—	(272)	—	(271)
Deferred leasing costs	2,421	—	(39,611)	—	(37,190)
Other assets	(5,570)	—	(5,858)	—	(11,428)
Intercompany receivables and payables	3,021	—	(3,021)	—	—
Accounts payable, accrued expenses, and tenant security deposits	(9,599)	—	61,036	—	51,437
Net cash (used in) provided by operating activities	(49,174)	4	285,546	—	236,376

Investing Activities
Proceeds from sale of properties	10,796	—	91,019	—	101,815
Additions to properties	3,539	—	(453,679)	—	(450,140)
Purchase of properties	—	—	(24,537)	—	(24,537)
Change in restricted cash related to construction projects	—	—	5,711	—	5,711
Investment in unconsolidated real estate entity	—	—	(13,881)	—	(13,881)
Investments in subsidiaries	(126,967)	(170,033)	(3,045)	300,045	—
Additions to investments	—	—	(22,835)	—	(22,835)
Proceeds from sales of investments	—	1,594	11,156	—	12,750
Net cash used in investing activities	$(112,632)	$(168,439)	$(410,091)	$300,045	$(391,117)

12.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$26,319	$—	$26,319
Repayments of borrowings from secured notes payable	—	—	(34,120)	—	(34,120)
Proceeds from issuance of senior notes payable	498,561	—	—	—	498,561
Principal borrowings from unsecured senior line of credit	319,000	—	—	—	319,000
Repayments of borrowings from unsecured senior line of credit	(871,000)	—	—	—	(871,000)
Repayments of unsecured senior bank term loans	(250,000)	—	—	—	(250,000)
Repurchase of unsecured senior convertible notes	(384)	—	—	—	(384)
Transfer to/from parent company	—	166,522	133,523	(300,045)	—
Change in restricted cash related to financings	(1)	—	924	—	923
Deferred financing costs paid	(14,175)	—	(2,072)	—	(16,247)
Proceeds from common stock offerings	535,686	—	—	—	535,686
Dividends paid on common stock	(120,367)	—	—	—	(120,367)
Dividends paid on preferred stock	(19,414)	—	—	—	(19,414)
Distributions to noncontrolling interests	—	—	(2,100)	—	(2,100)
Net cash provided by financing activities	77,906	166,522	122,474	(300,045)	66,857

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	752	—	752

Net decrease in cash and cash equivalents	(83,900)	(1,913)	(1,319)	—	(87,132)
Cash and cash equivalents at beginning of period	98,567	1,913	40,491	—	140,971
Cash and cash equivalents at end of period	$14,667	$—	$39,172	$—	$53,839

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$16,569	$—	$17,712	$—	$34,281

Non-Cash Investing Activities
Note receivable issued in connection with sale of real estate	$29,820	$—	$9,000	$—	$38,820

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

•	Industrial factors such as adverse developments concerning the life science industry and/or our life science client tenants;

•	Government factors such as any unfavorable effects resulting from U.S., state, local, and/or foreign government policies, laws, and/or funding levels;

•	Global factors such as negative economic, political, financial, credit market, and/or banking conditions; and

•	Other factors such as climate change, cyber-intrusions, and/or changes in laws, regulations, and financial accounting standards.

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are the largest and leading REIT uniquely focused on Class A collaborative science and technology campuses in urban innovation clusters, with a total market capitalization of $9.1 billion as of September 30, 2014, and an asset base of 31.6 million square feet, including 18.5 million RSF of operating and current value-creation projects, as well as an additional 13.1 million square feet in future ground-up development projects. We pioneered this niche in 1994 and have since established a dominant market presence in AAA locations including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. We are known for our high-quality and diverse client tenant base, and approximately 53% of our total ABR results from investment-grade client tenants (a REIT industry-leading percentage). We have a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide client tenants with highly collaborative, 24/7 live/work/play ecosystems, as well as the critical ability to successfully recruit and retain best-in-class talent and enhance productivity. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Executive summary

Our third quarter results highlight our disciplined approach to balance sheet management and capital allocation into our science and technology campuses in urban innovation clusters, combined with continued solid internal growth. We are pleased with the execution of our very successful $700 million bond offering at a weighted average interest rate of 3.50% and a maturity of 9.6 years. This bond offering strategically focused on laddering and extending debt maturities and provided growth capital for our significantly pre-leased value-creation development pipeline. The announcement of our Mission Bay acquisition of the 1455/1515 Third Street land parcels and our strategic JV with Uber in September 2014 reinforces Alexandria’s strong emphasis on capital allocation in the core of one of the most desirable urban cluster submarkets. This iconic campus environment, ideally situated within the cross-section of science and technology in the highly collaborative, innovative, and urban Mission Bay ecosystem and adjacent to the planned Golden State Warriors’ new sports complex, provides our tenants a unique advantage for the recruitment and retention of world-class talent. Our high-quality asset base continued to deliver accelerating growth in rental rates, occupancy, and significant earnings growth through the completion of pre-leased value-creation projects.

Results

•	Net income attributable to Alexandria’s common stockholders – diluted:

•	$27.6 million, or $0.39 per share, for the three months ended September 30, 2014, compared to
$24.6 million, or $0.35 per share, for the three months ended September 30, 2013

•	$88.3 million, or $1.24 per share, for the nine months ended September 30, 2014, compared to
$72.5 million, or $1.08 per share, for the nine months ended September 30, 2013

•	FFO attributable to Alexandria’s common stockholders – diluted, as adjusted:

•	$1.21 per share for the three months ended September 30, 2014, up 14.2%, compared to
$1.06 per share for the three months ended September 30, 2013

•	$3.57 per share for the nine months ended September 30, 2014, up 10.5%, compared to
$3.23 per share for the nine months ended September 30, 2013

•	$86.1 million for the three months ended September 30, 2014, up $11.1 million or 14.8%, compared to $75.0 million for the three months ended September 30, 2013

•	$253.7 million for the nine months ended September 30, 2014, up $37.0 million, or 17.1%, compared to $216.6 million for the nine months ended September 30, 2013

Core operating metrics

•	Total revenues:

•	$185.6 million for the three months ended September 30, 2014, up $27.3 million, or 17.2%, compared to
$158.3 million for the three months ended September 30, 2013

•	$538.2 million for the nine months ended September 30, 2014, up $75.9 million, or 16.4%, compared to
$462.3 million for the nine months ended September 30, 2013

•	NOI:

•	$128.2 million for the three months ended September 30, 2014, up $17.6 million, or 15.9%, compared to
$110.6 million for the three months ended September 30, 2013

•	$375.9 million for the nine months ended September 30, 2014, up $52.7 million, or 16.3%, compared to
$323.2 million for the nine months ended September 30, 2013

•	Same property NOI growth:

•	Up 5.0% and 5.9% (cash basis) for the three months ended September 30, 2014, compared to the three months ended September 30, 2013

•	Up 4.5% and 5.2% (cash basis) for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013

•	Leasing activity during the three months ended September 30, 2014:

•	Executed leases for 871,416 RSF

•	18.6% and 5.6% (cash basis) rental rate growth on lease renewals and re-leasing of space

•	Leasing activity during the nine months ended September 30, 2014:

•	Executed leases for 2,187,173 RSF

•	14.1% and 6.2% (cash basis) rental rate growth on lease renewals and re-leasing of space

•	Occupancy for properties in North America, as of September 30, 2014:

•	97.3% occupancy for operating properties, up 230 bps from September 30, 2013

•	96.3% occupancy for operating and redevelopment properties, up 180 bps from September 30, 2013

•	Operating margins solid at 70% for the nine months ended September 30, 2014

•	53% of total ABR from investment-grade client tenants

External growth: value-creation projects and acquisitions

Value-creation projects

•	Development and redevelopment value-creation projects were 85% leased or under negotiations

•	Key deliveries of 100% leased value-creation projects during the three months ended September 30, 2014:

•	154,100 RSF to the Dana-Farber Cancer Institute, Inc., at 360 Longwood Avenue in our Longwood Medical Area submarket

•	107,250 RSF to Amgen Inc. at 269 East Grand Avenue in our South San Francisco submarket

•	85,417 RSF to The Regents of the University of California and Medivation, Inc., at 499 Illinois Street in our Mission Bay submarket

•	Key commencements of 100% pre-leased value-creation development projects during the three months ended September 30, 2014:

•	422,980 RSF at 1455/1515 Third Street, an unconsolidated JV project with Uber, in our Mission Bay submarket; 100% pre-leased to Uber under a 15-year lease

•	149,663 RSF at 5200 Illumina Way – Building 6 in our University Town Center submarket; 100% pre-leased to Illumina, Inc.

•
Non-income-producing assets (CIP and land) are expected to decrease from 17% as of September 30, 2014, to 13% of our gross real estate by the first quarter of 2015, driven by the completion and delivery of high-value, pre-leased development and redevelopment projects

Acquisitions

•
In September 2014, Alexandria and Uber formed a JV and acquired key land parcels at 1455/1515 Third Street in the Mission Bay submarket of San Francisco, for the ground-up development of two Class A buildings aggregating 422,980 RSF. Alexandria holds a 51% interest in the JV. Additionally, Alexandria executed a 15-year lease with Uber for 100% of the project. The purchase price of the land parcels, including 423 parking structure spaces, foundation piles, plans and permits, was $125.0 million, with 49% funded by Uber. The land parcels are fully entitled, including Proposition M office allocation approvals. The timing of revenue recognition for this lease may begin from the third quarter of 2016 to the first quarter of 2017, subject to completion of the design and budget of the buildings.

Balance sheet

•
In August 2014, Standard & Poor’s Rating Services raised its credit outlook for the Company to Positive from Stable, reflecting continued and further expected improvement in key credit metrics and growth in cash flows. The improvement in the outlook is driven primarily by the near-term completion and delivery of significant RSF of pre-leased value-creation development projects, the lengthening of the weighted average remaining maturity of outstanding debt, and the reduction in unhedged variable-rate debt. As of September 30, 2014, the weighted average remaining maturity of outstanding debt was 5.9 years and our unhedged variable-rate debt as a percentage of total debt was 11%. The Company's credit profile has steadily improved since receipt of its initial credit rating in July 2011.

•
We expect our EBITDA to grow significantly in 2015. This growth in EBITDA, plus cash flows from operating activities, after dividends, is expected to allow us to borrow additional debt in 2015 on a leverage neutral basis and allocate $500 million to $600 million of capital to fund value-creation development projects.

•	In July 2014, we completed an offering of $700 million unsecured senior notes payable, consisting of the following:

•	$400 million of 2.75% unsecured senior notes payable due in 2020

•	$300 million of 4.50% unsecured senior notes payable due in 2029

•	Weighted average interest rate of 3.50%

•	Average maturity of 9.6 years

•	Net proceeds of $694 million were used to reduce variable-rate debt consisting of:

•	$569 million reduction of borrowings outstanding on our unsecured senior line of credit

•
$125 million partial repayment of our 2016 Unsecured Senior Bank Term Loan; we recognized a loss on the early extinguishment of debt related to the write-off of unamortized loan fees totaling $0.5 million, or $0.01 per share

LEED statistics and other awards

•	As of September 30, 2014, 30 LEED certified projects aggregating 4.6 million RSF were complete and 29 additional LEED projects aggregating 5.0 million square feet were in process.

•
In August 2014, our ground-up development of the West Tower at the Alexandria Center™ for Life Science in New York City, at 430 East 29th Street in our Manhattan submarket, achieved LEED Gold certification.

•
In August 2014, our 225 Binney Street property at ACKS, a recently certified LEED Gold development project, was awarded the 2014 Best Projects Award by the Engineering News-Record New England for the best office/retail/mixed-use development in the region.

•
In August 2014, our Alexandria Center™ for Life Science at Campus Pointe in San Diego, a LEED Platinum property, was awarded an Orchid Award for Landscape Architecture by the San Diego Architectural Foundation, for its renovation of a commercial building into a suburban infill project.

Operating summary

Core operations

Our primary business objective is to maximize long-term asset value based on a multifaceted platform of internal and external growth. The key elements of our strategy are (i) keeping a consistent focus on Class A collaborative science and technology campuses in urban innovation clusters adjacent to or in close proximity to leading science and technology institutions that drive innovation and growth within each cluster; (ii) utilizing our deep real estate relationships and world-class platform and network in order to develop, acquire, and lease real estate focused on science and technology tenants; (iii) drawing upon our broad and meaningful science relationships to attract new and leading client tenants; and (iv) maintaining a solid and flexible capital structure to enable stable growth.

The following table presents information regarding our asset base and value-creation projects as of September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013
RSF summary:
Operating properties	16,373,416	15,534,238
Development properties	1,941,186	1,826,919
Redevelopment properties	143,777	99,873
RSF of total properties	18,458,379	17,461,030

Near-term value-creation projects in North America (CIP)	1,926,331	2,951,929
Future value-creation projects	10,983,108	10,321,792
Land under sales contract	250,000	200,000

Total	31,617,818	30,934,751

Number of properties	194	184
Occupancy – operating	94.9%	94.4%
Occupancy – operating and redevelopment	94.0%	93.8%
ABR per occupied RSF	$37.23	$35.90

Leasing

Leasing activity for the nine months ended September 30, 2014, was considerable in light of the low level of contractual lease expirations in 2014 (see “Summary of Lease Expirations” below):

•	Executed a total of 146 leases, with a weighted average lease term of 7.4 years, for 2,187,173 RSF, including 826,022 RSF related to our development or redevelopment projects;

•	Achieved rental rate increases for renewed/re-leased space of 14.1% and 6.2% (on a cash basis); and

•	Increased the occupancy rate for operating properties in North America by 230 bps to 97.3% as of September 30, 2014, compared to 95.0% as of September 30, 2013.

Approximately 59% of the 146 leases executed during the nine months ended September 30, 2014, did not include concessions for free rent. Tenant concessions/free rent averaged approximately 2.9 months with respect to the 2,187,173 RSF leased during the nine months ended September 30, 2014.

The following table summarizes our leasing activity at our properties:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2014		September 30, 2014		December 31, 2013
	Including Straight-line Rent	Cash Basis	Including Straight-line Rent	Cash Basis	Including Straight-line Rent	Cash Basis
Leasing activity:
Renewed/re-leased space (1)
Rental rate changes	18.6%	5.6%	14.1%	6.2%	16.2%	4.0%
New rates	$36.42	$36.40	$41.05	$41.51	$32.00	$31.04
Expiring rates	$30.70	$34.47	$35.97	$39.07	$27.53	$29.84
Rentable square footage	169,248		1,129,082		1,838,397
Number of leases	25		99		120
TIs/lease commissions per square foot	$6.78		$8.57		$8.65
Average lease terms	2.3 years		3.3 years		5.2 years

Developed/redeveloped/previously vacant space leased
New rates	$45.19	$39.15	$41.84	$37.18	$44.63	$41.86
Rentable square footage	702,168		1,058,091		1,806,659
Number of leases	19		47		92
TIs/lease commissions per square foot	$13.07		$13.86		$19.16
Average lease terms	13.8 years		11.8 years		10.0 years

Leasing activity summary (totals):
New rates	$43.49	$38.61	$41.43	$39.42	$38.26	$36.40
Rentable square footage	871,416		2,187,173		3,645,056
Number of leases	44		146		212
TIs/lease commissions per square foot	$11.85		$11.13		$13.86
Average lease terms	11.6 years		7.4 years		7.6 years

Lease expirations (1)
Expiring rates	$29.75	$33.55	$34.11	$36.99	$27.74	$30.16
Rentable square footage	198,961		1,279,634		2,127,190
Number of leases	34		117		151

(1)
Leasing activity and lease expirations exclude month to month leases. The respective leasing activity was 19 month-to-month leases for 92,087 RSF at September 30, 2014, and 13 month-to-month leases for 22,172 RSF at December 31, 2013.

Summary of lease expirations

The following table summarizes information with respect to the lease expirations at our properties as of September 30, 2014:

Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Percentage of Aggregate Total RSF	ABR of Expiring Leases (per RSF)
2014	16	(1)	222,245	(1)	1.4%	$31.78
2015	87		1,156,406		7.4%	$28.24
2016	88		1,386,496		8.9%	$34.81
2017	83		1,684,354		10.8%	$28.39
2018	63		1,586,679		10.1%	$40.19
2019	54		1,306,795		8.3%	$36.15
2020	33		1,144,822		7.3%	$37.21
2021	31		1,125,173		7.2%	$38.90
2022	17		633,004		4.0%	$29.45
2023	21		1,076,027		6.9%	$35.40
Thereafter	41		3,302,422		21.1%	$44.61

(1)	Excludes 19 month-to-month leases for 92,087 RSF.

The following tables present information by market with respect to our lease expirations as of September 30, 2014, for the remainder of 2014 and all of 2015:

	2014 RSF of Expiring Leases							ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases		Total (1)
Market
Greater Boston	51,270	—	—		13,111		64,381	$36.01
San Francisco Bay Area	—	2,894	—		—		2,894	34.23
New York City	49,550	—	—		21,712		71,262	31.05
San Diego	—	—	—		—		—	—
Seattle	5,991	—	—		900		6,891	N/A
Maryland	—	—	—		67,012	(2)	67,012	28.30
Research Triangle Park	—	—	—		249		249	N/A
Non-cluster markets	—	—	—		5,487		5,487	24.86
Asia	—	4,069	—		—		4,069	11.64
Total	106,811	6,963	—		108,471		222,245	$31.78
Percentage of expiring leases	48%	3%	—%		49%		100%

	2015 RSF of Expiring Leases							ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases		Total
Market
Greater Boston	13,320	32,271	—		265,844		311,435	$34.76
San Francisco Bay Area	71,746	47,610	—		76,441		195,797	34.22
New York City	—	—	—		9,380		9,380	N/A
San Diego	51,768	—	48,880	(3)	96,083		196,731	22.25
Seattle	—	21,811	—		44,883		66,694	25.45
Maryland	—	36,576	—		131,158		167,734	20.04
Research Triangle Park	—	38,274	—		158,321		196,595	20.43
Non-cluster markets	—	—	—		7,117		7,117	21.48
Asia	—	—	—		4,923		4,923	17.08
Total	136,834	176,542	48,880		794,150		1,156,406	$28.24
Percentage of expiring leases	12%	15%	4%		69%		100%

(1)	Excludes 19 month-to-month leases for 92,087 RSF.

(2)
Includes a 54,906 RSF lease expiration in the fourth quarter of 2014 at our 5 Research Court project in Rockville.  Subject to local market conditions, this property may undergo conversion from non-laboratory into laboratory/office through redevelopment upon rollover.

(3)
Represents the RSF at 10151 Barnes Canyon Road, which was acquired during the three months ended September 30, 2013. This property will undergo conversion into tech office space through redevelopment in the fourth quarter of 2015 upon expiration of the lease that has been in place since the acquisition of the property.

Location of properties

The locations of our properties are diversified among a number of science and technology cluster markets. The following table sets forth, as of September 30, 2014, the total RSF, number of properties, and ABR of our properties in each of our existing markets:

	RSF					Number of Properties	ABR (Dollars in thousands)
Market	Operating	Development	Redevelopment	Total	% Total
Greater Boston	3,701,814	647,706	112,500	4,462,020	24%	39	$162,524	30%
San Francisco Bay Area	2,805,096	484,921	—	3,290,017	18	28	116,755	21
New York City	725,099	188,196	—	913,295	5	6	51,507	9
San Diego	2,897,492	315,601	31,277	3,244,370	18	47	98,747	18
Seattle	746,260	—	—	746,260	4	10	29,941	6
Maryland	2,156,196	—	—	2,156,196	12	29	50,449	9
Research Triangle Park	1,025,786	—	—	1,025,786	6	15	21,631	4
Canada	1,103,507	—	—	1,103,507	6	5	9,031	2
Non-cluster markets	60,178	—	—	60,178	—	2	997	—
North America	15,221,428	1,636,424	143,777	17,001,629	93	181	541,582	99
Asia	1,067,702	304,762	—	1,372,464	7	9	6,359	1
Continuing operations	16,289,130	1,941,186	143,777	18,374,093	100	190	$547,941	100%
Properties “held for sale”	84,286	—	—	84,286	—	4
Total	16,373,416	1,941,186	143,777	18,458,379	100%	194

Summary of occupancy percentages

The following table sets forth the occupancy percentages for our operating assets and our assets under redevelopment in each of our existing markets as of September 30, 2014, June 30, 2014, and September 30, 2013:

	Operating Properties			Operating and Redevelopment Properties
Market	9/30/14	6/30/14	9/30/13	9/30/14	6/30/14	9/30/13
Greater Boston	98.6%	98.5%	96.3%	95.7%	95.5%	96.3%
San Francisco Bay Area	99.0	98.4	96.1	99.0	98.4	96.1
New York City	98.4	98.4	98.4	98.4	98.4	98.4
San Diego	97.1	97.2	95.0	96.1	94.4	92.7
Seattle	94.7	93.3	90.1	94.7	93.3	90.1
Maryland	93.8	92.7	93.7	93.8	92.7	93.7
Research Triangle Park	96.7	97.3	92.0	96.7	97.3	92.0
Canada	97.6	97.6	96.8	97.6	97.6	96.8
Non-cluster markets	93.9	93.9	91.7	93.9	93.9	91.7
North America	97.3	96.9	95.0	96.3	95.6	94.5
Asia	62.8	69.1	63.9	62.8	69.1	59.8
Continuing operations	94.9%	95.3%	93.5%	94.0%	94.0%	92.8%

Client tenants

Our science and technology properties are leased to a diverse group of client tenants, with no single client tenant accounting for more than 6.2% of our ABR. The following table sets forth information regarding leases with our 20 largest client tenants based upon ABR as of September 30, 2014 (dollars in thousands):

		Remaining Lease Term in Years (1)	Aggregate RSF	ABR	Percentage of Aggregate ABR
						Investment-Grade Ratings
	Client Tenant					Fitch	Moody’s	S&P
1	Novartis AG	2.9	699,071	$34,030	6.2%	AA	Aa3	AA-
2	Illumina, Inc.	15.9	569,294	25,649	4.7	—	—	—
3	New York University	16.0	207,777	19,778	3.6	—	Aa3	AA-
4	Roche	5.3	409,734	18,656	3.4	AA	A1	AA
5	United States Government	8.8	399,633	17,923	3.3	AAA	Aaa	AA+
6	Eli Lilly and Company	9.1	257,119	15,257	2.8	A	A2	AA-
7	Amgen Inc.	9.0	401,623	14,404	2.6	BBB	Baa1	A
8	FibroGen, Inc.	9.1	234,249	14,197	2.6	—	—	—
9	Biogen Idec Inc.	13.7	313,872	13,707	2.5	—	Baa1	A-
10	Dana-Farber Cancer Institute, Inc.	15.5	154,100	11,483	2.1	—	A1	—
11	Bristol-Myers Squibb Company	4.3	251,316	10,087	1.8	A-	A2	A+
12	Celgene Corporation	6.9	268,836	10,024	1.8	—	Baa2	BBB+
13	The Scripps Research Institute	2.0	218,031	9,965	1.8	AA-	Aa3	—
14	The Regents of the University of California	8.7	230,446	9,960	1.8	AA	Aa2	AA
15	GlaxoSmithKline plc	4.8	208,394	9,944	1.8	A+	A2	A+
16	Massachusetts Institute of Technology	3.2	202,897	9,535	1.7	—	Aaa	AAA
17	Alnylam Pharmaceuticals, Inc.	7.0	129,424	6,955	1.3	—	—	—
18	AstraZeneca PLC	2.3	218,308	6,835	1.2	AA-	A2	AA-
19	Pfizer Inc.	5.1	128,348	6,396	1.2	A+	A1	AA
20	Gilead Sciences, Inc.	5.8	109,969	5,824	1.1	—	Baa1	A-
	Total/weighted average	8.4	5,612,441	$270,609	49.3%

(1)	Represents remaining lease term in years based on percentage of aggregate ABR in effect as of September 30, 2014.

The charts below show the value of high-quality tenancy and client tenant business type by ABR as of September 30, 2014:

High-Quality Tenancy

Investment-Grade Client Tenants:
53%
of ARE's Total ABR

(By ABR)

Monitoring client tenant credit quality

During the term of each lease, we monitor the credit quality of our client tenants by (i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the client tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, (iv) monitoring the timeliness of lease payments, and (v) periodically meeting with our client tenants’ senior management. We have a team of employees who, among them, have graduate and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the life science industry, as well as in finance. This research team is responsible for assessing and monitoring their credit quality and any material changes in credit quality.

Value-creation projects and external growth

Investments in real estate

The following table sets forth our investments in real estate and pro rata share of unconsolidated JVs as of September 30, 2014 (dollars in thousands):

		Investment in Real Estate
			Pro Rata Share of Unconsolidated JV	Total		Square Feet
(Dollars in thousands, except per square foot amounts)	Page	Consolidated		Amount	%	Consolidated		Unconsolidated JV	Total		Per SF (1)
Rental properties	49, 62	$6,849,966	$43,535	$6,893,501	83%	16,219,316		154,100	16,373,416		$427
CIP/current value-creation projects:
Current development in North America	58, 62	532,053	110,264	642,317		954,008		682,416	1,636,424		514
Current redevelopment in North America	59	32,661	—	32,661		143,777		—	143,777		227
Current development in Asia	65	35,602	—	35,602		304,762		—	304,762		117
Subtotal		600,316	110,264	710,580	9%	1,402,547		682,416	2,084,963		436

Rental properties and current value-creation projects		7,450,282	153,799	7,604,081		17,621,863		836,516	18,458,379		428

Near-term value-creation projects in North America (CIP):
50, 60, and 100 Binney Street	63	313,379	—	313,379	4%	1,062,180		—	1,062,180		295
Other projects	63	90,843	—	90,843	1%	864,151		—	864,151		105
		404,222	—	404,222		1,926,331		—	1,926,331		210

Future value-creation projects:
North America	63	221,572	—	221,572	2%	4,563,401	(2)	—	4,563,401	(2)	49
Asia	65	78,319	—	78,319	1%	6,419,707		—	6,419,707		12
		299,891	—	299,891		10,983,108		—	10,983,108		27

Land under sales contract	45	12,236	—	12,236	—%	250,000		—	250,000		49

Near-term and future value-creation projects		716,349	—	716,349		13,159,439		—	13,159,439		54

Current, near-term and future value-creation projects		1,316,665	110,264	1,426,929	17%	14,561,986		682,416	15,244,402		107

Gross investments in real estate		8,166,631	153,799	$8,320,430	100%	30,781,302		836,516	31,617,818		$273
Less: accumulated depreciation		(1,083,169)	(22)
Equity method of accounting – unconsolidated JV (3)	60	114,168	N/A
Investments in real estate		$7,197,630	$153,777

(1)
Represents the total cost of our rental properties and value-creation projects, including outside partners’ share in the case of JVs, divided by the total rentable or developable square feet of the respective real estate.

(2)
Includes 1,185,000 RSF attributable to embedded land, which generally represents adjacent land acquired in connection with the acquisition of operating properties. As a result, the real estate basis attributable to these land parcels is classified in rental properties.

(3)
Represents our equity method of accounting for investment in unconsolidated JVs and includes costs incurred directly by us outside of the JV. See page 62 for further detail of the unconsolidated JV development projects.

The charts below show our current breakdown and our near-term and medium-term target of non-income-producing assets as a percentage of our gross investments in real estate. The projected non-income-producing assets as a percentage of our gross investments in real estate is expected to decrease significantly in the near-term as we deliver our current value-creation projects under development with significant pre-leasing, as presented below:

17%
Current
(CIP)
9%
Current Development/
Redevelopment Projects
Near-Term
(CIP)
4%
50, 60, & 100 Binney Street
Cambridge, MA
1%
Other in North America
Future
2%
North America
1%
Other

(1)	Represents non-income-producing assets as a percentage of gross investments in real estate. See pre-leasing of current projects on pages 58, 59, and 62.

Development, redevelopment, and future value-creation projects

A key component of our business model is our value-creation development and redevelopment projects. These projects are focused on providing high-quality, generic, and reusable science and technology space to meet the real estate requirements of a wide range of client tenants. During the period of construction, these assets are non-income-producing assets. A significant number of our active development and redevelopment projects are pre-leased and expected to be substantially delivered over the next five quarters. Upon completion, each value-creation project is expected to generate significant revenues and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns.

Development projects generally consist of the ground-up development of generic and reusable facilities. Redevelopment projects generally consist of the permanent change in use of office, warehouse, and shell space into generic science and technology space. We generally will not commence new development projects for aboveground construction of Class A science and technology space without first securing pre-leasing for such space except when there is significant market demand for high-quality Class A facilities. Predevelopment activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. Our objective also includes the advancement of predevelopment efforts to reduce the time required to deliver projects to prospective client tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Ultimately, these projects will provide high-quality facilities and are expected to generate significant revenue and cash flows for the Company. The largest project in our land undergoing predevelopment activities in North America includes 1.1 million RSF at ACKS in East Cambridge, Massachusetts.

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

As of September 30, 2014, we had seven ground-up development projects in process in North America, including two unconsolidated JV development projects, aggregating 1,636,424 RSF. We also had two projects undergoing conversion into laboratory/office or tech office space through redevelopment, aggregating 143,777 RSF. These projects, along with recently delivered projects, certain future projects, and contributions from Same Properties, are expected to contribute significant increases in rental income, NOI, and cash flows.

Value-creation projects – commencement of development and redevelopment projects in North America

During the nine months ended September 30, 2014, we commenced three development projects in North America, consisting of our development of 3013/3033 Science Park Road in the Torrey Pines submarket of San Diego, our development of 5200 Illumina Way – Building 6 in the University Town Center submarket of San Diego, and our development of 1455/1515 Third Street in the Mission Bay submarket of the San Francisco Bay Area. See further information under “Current Consolidated Value-Creation Development Projects in North America” and “Current Value-Creation Development Projects in North America – Unconsolidated JVs” below.

During the nine months ended September 30, 2014, we commenced the redevelopment of two projects in North America, consisting of our redevelopment of 225 Second Avenue in the Route 128 submarket of Greater Boston and 10121 Barnes Canyon Road in the Sorrento Mesa submarket of San Diego. See further information under “Current Value-Creation Redevelopment Projects in North America” below.

External growth – acquisitions

The following table presents acquisitions completed during the nine months ended September 30, 2014 (dollars in thousands):

											Unlevered
Property/Market – Submarket	Type	Date Acquired	Number of Properties	Purchase Price	Loan Assumption		SF	Leased %		Negotiating %	Average Cash Yield	Initial Stabilized Yield (Cash)	Initial Stabilized Yield
3545 Cray Court/ San Diego – Torrey Pines	Operating	1/30/14	1	$64,000	$40,724	(1)	116,556	100%		—%	7.2%	7.0%	7.2%
4025/4031/4045 Sorrento Valley Boulevard/ San Diego – Sorrento Valley	Operating	3/17/14	3	12,400	7,605	(2)	42,566	100%		—%	8.2%	7.8%	8.2%
225 Second Avenue/ Greater Boston – Route 128	Redevelopment	3/27/14	1	16,330	—		112,500	100%	(3)	—%	9.0%	8.3%	8.3%
510 Townsend Street/ San Francisco Bay Area – SoMa	Land	4/18/14	—	50,000	—		300,000	—%		100%	TBD	TBD	TBD
1455/1515 Third Street/ Mission Bay – San Francisco Bay Area (4)	Land	9/4/14	—	125,000	—		422,980	100%		—%	TBD	TBD	TBD
Total			5	$267,730	$48,329

(1)	Secured note payable with a contractual rate of 4.66% and a maturity date of January 1, 2023.

(2)	Secured note payable with a contractual rate of 5.74% and a maturity date of April 15, 2016.

(3)	Acquired vacant. We subsequently leased 100% of the project to accommodate the expansion requirements of an existing tenant.

(4)
During the three months ended September 30, 2014, Alexandria and Uber formed a JV and acquired key land parcels for the ground-up development of two Class A buildings. Alexandria holds a 51% interest in the JV and Uber holds a 49% interest. Additionally, Alexandria executed a 15-year lease with Uber. The purchase price of the land parcels includes 423 parking structure spaces, foundation piles, plans and permits. The land parcels are fully entitled, and include Proposition M office allocation approvals. See page 62 for details of this development project. The design and budget of this project are in process, and the estimated project cost with related yields will be disclosed in the near future.

Internal growth – deliveries

The following table presents deliveries completed during the nine months ended September 30, 2014 (dollars in thousands):

			RSF		% of Project Delivered	Occupancy at September 30, 2014	Total Project Investment		Unlevered
	Delivered in the Third Quarter of 2014										Initial Stabilized Yield (Cash Basis)
			Delivered Prior to September 30, 2014	Total Delivered					Average Cash Yield				Initial Stabilized Yield
Address/Market – Submarket	Date	RSF
Development projects in North America
499 Illinois Street/ San Francisco Bay Area – Mission Bay	September 2014	85,417	72,216	157,633	72%	72%	$202,900	(1)	7.3%	(2)	6.4%	(2)	7.2%	(2)
269 East Grand Avenue/ San Francisco Bay Area – So. San Francisco	September 2014	107,250	—	107,250	100%	100%	$49,600		9.7%	(3)	8.4%	(3)	9.7%	(3)

Unconsolidated JV development projects in North America
360 Longwood Avenue/ Greater Boston – Longwood Medical Area	End of September 2014	154,100	—	154,100	37%	37%	$350,000	(1)	9.3%	(2)	8.3%	(2)	8.9%	(2)

Redevelopment projects in North America
10121 Barnes Canyon Road/ San Diego – Sorrento Mesa	September 2014	53,512	—	53,512	100%	100%	$18,000		8.9%	(4)	7.8%	(4)	7.9%	(4)

(1)    Represents 100% of investment at completion for the entire project. Only a portion of the project was placed into operations during the third quarter of 2014. See pages 58 and 62 for portion of development still in progress.
(2)    Consistent with previously disclosed yields.
(3)    Increased from estimated yields at commencement of project of 9.3% for average cash yield, 8.1% for initial stabilized yield (cash basis), and 9.3% for initial stabilized yield.
(4)    Increased from estimated yields at commencement of project of 8.8% for average cash yield, 7.7% for initial stabilized yield (cash basis), and 7.7% for initial stabilized yield.

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

			Square Feet	Leased/Negotiating %		Year of NOI Contribution – Forecast
Market	Submarket	Address				2014	2015	2016	2017 and Beyond
Current value-creation development/redevelopment projects
Greater Boston	Longwood Medical Area	360 Longwood Avenue	413,536	49%
San Francisco Bay Area	Mission Bay	499 Illinois Street	219,574	100%
New York City	Manhattan	430 East 29th Street	418,638	83%
San Diego	Sorrento Valley	11055/11065/11075 Roselle Street	55,213	75%
Greater Boston	Cambridge	75/125 Binney Street	388,270	99%
San Diego	Torrey Pines	3013/3033 Science Park Road	165,938	63%
Greater Boston	Route 128	225 Second Avenue	112,500	100%
San Diego	University Town Center	5200 Illumina Way – Building 6	149,663	100%
San Francisco Bay Area	Mission Bay	1455/1515 Third Street	422,980	100%
Total/weighted average			2,346,312	85%

Near-term value-creation development projects (1)			Square Feet	Negotiating %
San Diego	University Town Center	5200 Illumina Way	140,000	100%	(2)
San Diego	University Town Center	10300 Campus Point Drive	140,000	76%	(2)
Greater Boston	Cambridge	50 Binney Street	276,371	100%	(2)
Greater Boston	Cambridge	60 Binney Street	264,150	100%	(2)
San Diego	University Town Center	5200 Illumina Way	178,151	—%
Seattle	Lake Union	1165 Eastlake Avenue East	106,000	100%	(2)
Greater Boston	Cambridge	100 Binney Street	416,788	100%	(2)
San Francisco Bay Area	SoMa	510 Townsend Street	300,000	100%	(2)

(1) See page 48 for RSF targeted for redevelopment. (2) Under negotiation or subject to letter of intent.							Value-Creation Development Projects
							Value-Creation Redevelopment Projects

Current consolidated value-creation development projects in North America

The following table sets forth the key development projects in North America as of September 30, 2014 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property/Market – Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Consolidated development projects in North America
75/125 Binney Street/ Greater Boston – Cambridge	—	388,270	388,270	386,111	99%	—	—%	386,111	99%	1Q13	1Q15	2015
499 Illinois Street/ San Francisco Bay Area – Mission Bay	157,633	61,941	219,574	219,574	100%	—	—%	219,574	100%	2Q11	2Q14	2014
430 East 29th Street/ New York City – Manhattan	230,442	188,196	418,638	256,212	61%	91,055	22%	347,267	83%	4Q12	4Q13	2015
3013/3033 Science Park Road/ San Diego – Torrey Pines	—	165,938	165,938	105,047	63%	—	—%	105,047	63%	2Q14	1Q15	2016
5200 Illumina Way – Building 6/ San Diego – University Town Center	—	149,663	149,663	149,663	100%	—	—%	149,663	100%	3Q14	2Q16	2016
Consolidated development projects in North America	388,075	954,008	1,342,083	1,116,607	83%	91,055	7%	1,207,662	90%

	Investment
			Cost to Complete						Unlevered
	September 30, 2014		2014		Thereafter				Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield
Property/Market – Submarket			Construction Financing	Internal Funding	Construction Financing	Internal Funding	Total at Completion
	In Service	CIP
Consolidated development projects in North America
75/125 Binney Street/ Greater Boston – Cambridge	$—	$250,116	$18,240	$—	$83,083	$—	$351,439	(1)	9.1%	8.0%	8.2%
499 Illinois Street/ San Francisco Bay Area – Mission Bay	$136,815	$49,430	$—	$16,655	$—	$—	$202,900		7.3%	6.4%	7.2%
430 East 29th Street/ New York City – Manhattan	$219,498	$185,532	$—	$11,539	$—	$46,676	$463,245		7.1%	6.6%	6.5%
3013/3033 Science Park Road/ San Diego – Torrey Pines	$—	$43,764	$—	$6,033	$—	$54,994	$104,791		7.7%	7.2%	7.1%
5200 Illumina Way – Building 6/ San Diego – University Town Center	$—	$3,211	$—	$3,533	$—	$28,556	$35,300		8.6%	7.0%	8.5%
Consolidated development projects in North America	$356,313	$532,053	$18,240	$37,760	$83,083	$130,226	$1,157,675

(1)
In the three months ended September 30, 2013, we completed the preliminary design and budget for interior improvements for use by ARIAD Pharmaceuticals, Inc. (“ARIAD”). Based upon our lease with ARIAD, we expect an increase in both estimated NOI and estimated cost at completion, with no significant change in our estimated yields. In light of certain changes in ARIAD’s business, ARIAD is reassessing its plans to occupy the entire facility. As a result, plans and drawings for the interior improvements for the project have not been approved by ARIAD in accordance with the timelines specified in the lease. We expect ARIAD to finalize the design and budget for all or a portion of the interior improvements in the future and will provide an update on our estimated cost at completion and targeted yields. Pursuant to the terms of the lease, we expect rent to commence in late March 2015.

Current value-creation redevelopment projects in North America

The following table sets forth the key redevelopment projects in North America as of September 30, 2014 (dollars in thousands):

				Leased Status							Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased			Negotiating		Total Leased/Negotiating
Property/Market – Submarket	In Service	CIP	Total	RSF		%	RSF	%	RSF	%
Consolidated redevelopment projects in North America
225 Second Avenue/ Greater Boston – Route 128 (1)	—	112,500	112,500	112,500		100%	—	—%	112,500	100%	1Q14	2Q15	2015
11055/11065/11075 Roselle Street/ San Diego – Sorrento Valley (1)	23,936	31,277	55,213	41,163	(2)	75%	—	—%	41,163	75%	4Q13	2Q14	2015
Consolidated redevelopment projects in North America	23,936	143,777	167,713	153,663		92%	—	—%	153,663	92%

	Investment					Unlevered
Property/Market – Submarket	September 30, 2014		Cost to Complete		Total at Completion	Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield
	In Service	CIP	2014	Thereafter
Consolidated redevelopment projects in North America
225 Second Avenue/ Greater Boston – Route 128	$—	$26,244	$6,577	$13,850	$46,671	9.0%	8.3%	8.3%
11055/11065/11075 Roselle Street/ San Diego – Sorrento Valley	$7,232	$6,417	$1,423	$3,278	$18,350	8.0%	7.8%	7.9%
Consolidated redevelopment projects in North America	$7,232	$32,661	$8,000	$17,128	$65,021

(1)	Acquired 225 Second Avenue and 11055/11065/11075 Roselle Street in March 2014 and November 2013, respectively, to accommodate expansion requirements of existing tenants.

(2)	In the second quarter of 2014, we delivered 23,936 RSF to a life science company. We expect to deliver the remaining pre-leased 17,227 RSF in the second quarter of 2015.

Investments in unconsolidated real estate entities

The following table sets forth the balance sheets and square footage of our unconsolidated real estate entities as of September 30, 2014 (dollars in thousands):

	360 Longwood Avenue			1455/1515 Third Street		Total ARE Share
(Dollars in thousands)	100.0%		ARE’s 27.5% Share(1)	100.0%	ARE’s 51.0% Share(1)
Rental properties	$105,599		$32,748	$21,150	$10,787	$43,535
Construction in progress	179,804		55,759	105,608	54,505	110,264
Investment in real estate	285,403		88,507	126,758	65,292	153,799
Less: accumulated depreciation	—		—	(44)	(22)	(22)
Investment in real estate, net	285,403		88,507	126,714	65,270	153,777
Other assets	6,278		1,726	4,566	2,327	4,053
Total assets	$291,681		$90,233	$131,280	$67,597	$157,830

Debt	$143,464	(2)	$39,453	$—	$—	$39,453
Other liabilities	8,205		2,256	3,830	1,953	4,209
Total liabilities	151,669		41,709	3,830	1,953	43,662
Equity	140,012		48,524	127,450	65,644	114,168
Total liabilities and equity	$291,681		$90,233	$131,280	$67,597	$157,830

	Square Feet			Square Feet
Rental properties (3)	154,100			—
Active development (CIP) (4)	259,436			422,980
Investment in real estate	413,536			422,980

(1)
Amounts include costs incurred directly by us outside of the JVs. We believe the pro rata basis in our investments in unconsolidated JVs is useful information for investors as it provides our proportional share of our investment in real estate from all properties, including our share of the assets and liabilities of our unconsolidated JVs, which cannot be readily determined under GAAP consolidated financial statements or related notes. The pro rata basis allows investors to estimate the impact of real estate investments and debt financing at the JV level.

(2)
Secured construction loan with an aggregate commitment of $213.2 million, which bears interest at LIBOR+3.75%, with a floor of 5.25%. The maturity date of the loan is April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(3)	Delivery of RSF occurred in late September 2014.

(4)	See page 62 for further detail of the unconsolidated JV development projects.

360 Longwood Avenue

We are currently developing a building aggregating 413,536 RSF in the Longwood Medical Area of the Greater Boston market through an unconsolidated JV. The project is 37% pre-leased to the Dana-Farber Cancer Institute, Inc. We delivered the initial occupancy of 154,100 RSF to the Dana-Farber Cancer Institute, Inc. on September 30, 2014. We currently have an additional 49,471 RSF under lease negotiation and expect to reach stabilized occupancy by 2016. The cost at completion for this unconsolidated JV is approximately $350.0 million. The JV had a construction loan with commitments aggregating $213.2 million with $143.5 million outstanding as of September 30, 2014. The remaining cost to complete the development is expected to be funded primarily from the remaining commitments of $69.7 million under the construction loan. The construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%, and has a maturity date of April 1, 2019, inclusive of two separate one-year options to extend the stated maturity date of April 1, 2017.

We have a 27.5% interest in this unconsolidated JV that we account for under the equity method of accounting. Our investment under the equity method of accounting was $48.5 million as of September 30, 2014.

We expect to earn unlevered yields on our share of the gross real estate in the JV as follows: (i) initial stabilized yield of 8.9%, (ii) initial stabilized yield of 8.3% on a cash basis, and (iii) average cash yields during the term of the initial leases of 9.3%. Our projected unlevered yields are based upon our share of the investment in real estate of the JV at completion of approximately $109.0 million. In addition to these yields, we will receive construction management and other fees in aggregate of approximately $787 thousand through 2015, and recurring annual property management fees thereafter from this project. Development management fees have been excluded from our estimate of unlevered yields.

1455/1515 Third Street

In September 2014, Alexandria and Uber entered into a JV agreement and acquired two land parcels supporting 422,980 RSF at 1455/1515 Third Street in the Mission Bay submarket of the San Francisco Bay Area, for $125.0 million. We have a 51.0% interest and Uber has a 49% interest in this unconsolidated JV. The purchase price was funded by pro rata contributions into the JV by Uber and Alexandria. We account for our investment in this JV under the equity method of accounting. Our investment under the equity method of accounting was $65.6 million as of September 30, 2014.

This JV is currently developing two buildings aggregating 422,980 RSF. We are in the process of finalizing the design and construction budget with our partner and we expect to provide the total estimated cost at completion once we complete our planning in the next three to six months. The project is 100% pre-leased to Uber on a 15-year lease.

Current value-creation development projects in North America – unconsolidated JVs

The following table sets forth the unconsolidated JV development projects in North America as of September 30, 2014 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property/Market – Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Unconsolidated JV development projects
360 Longwood Avenue/ Greater Boston – Longwood Medical Area	154,100	259,436	413,536	154,100	37%	49,471	12%	203,571	49%	2Q12	3Q14	2016
1455/1515 Third Street/ San Francisco Bay Area – Mission Bay	—	422,980	422,980	422,980	100%	—	—%	422,980	100%	3Q14	3Q16-1Q17	2016/2017
Total	154,100	682,416	836,516	577,080	69%	49,471	6%	626,551	75%

	Investment
			Cost to Complete					Unlevered (1)
	September 30, 2014		2014		Thereafter			Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield
Property/Market – Submarket			Construction Financing	Internal Funding	Construction Financing	Internal Funding	Total at Completion
	In Service	CIP
Unconsolidated JV development projects (2)
100% of JV: 360 Longwood Avenue/ Greater Boston – Longwood Medical Area	$105,599	$179,804	$21,180	$—	$43,417	$—	$350,000
100% of JV: 1455/1515 Third Street/ San Francisco Bay Area – Mission Bay (3)	$21,150	$105,608	$—	$6,458	$—	TBD	TBD

ARE share of unconsolidated JV development projects (2)
27.5% of JV: 360 Longwood Avenue/ Greater Boston – Longwood Medical Area	$32,748	$55,759	$5,825	$374	$11,939	$2,320	$108,965	9.3%	8.3%	8.9%
51.0% of JV: 1455/1515 Third Street/ San Francisco Bay Area – Mission Bay	$10,787	$54,505	$—	$4,126	$—	TBD	TBD	TBD	TBD	TBD
Total ARE share of unconsolidated JV development projects	$43,535	$110,264	$5,825	$4,500	$11,939	TBD	TBD

(1)
Our projected unlevered initial stabilized cash yield is based upon our share of the $109.0 million investment in real estate by the JV, including costs incurred directly by us outside of the JV. Development management fees earned from this development have been excluded from our estimate of unlevered yields.

(2)	See page 60 for additional information regarding our unconsolidated JVs.

(3)
During the third quarter of 2014, we completed the acquisition of 1455/1515 Third Street and commenced development. The design and budget of this project are in process, and the estimated project cost with related yields will be disclosed in the near future.

Near-term and future value-creation development projects in North America

The following table summarizes the components of our near-term and future value-creation development projects in North America as of September 30, 2014 (dollars in thousands, except per square foot amounts):

Near-Term Value-Creation Development Projects				Embedded Land (1)		Total
Property – Market	Book Value	Square Feet	Cost Per Square Foot	Square Feet		Book Value	Square Feet	Cost Per Square Foot
Near-Term Value-Creation Development Projects – Land undergoing predevelopment activities (CIP)
ACKS – Greater Boston:
50, 60, and 100 Binney Street (2)	$313,379	1,062,180	$295	—		$313,379	1,062,180	$295
510 Townsend Street – San Francisco Bay Area	55,537	300,000	185	—		55,537	300,000	185
5200 Illumina Way – San Diego (3)	12,955	318,151	41	—		12,955	318,151	41
10300 Campus Point Drive – San Diego (4)	4,958	140,000	35	—		4,958	140,000	35
1165 Eastlake Avenue East – Seattle (5)	17,393	106,000	164	—		17,393	106,000	164
Near-term value-creation development projects	404,222	1,926,331	210	—		404,222	1,926,331	210

Future Value-Creation Development Projects – Land held for development
Alexandria Technology Square® – Greater Boston	7,721	100,000	77	—		7,721	100,000	77
ACKS – 50 Rogers Street Residential – Greater Boston	4,118	150,000	27	—		4,118	150,000	27
Grand Avenue – San Francisco Bay Area	45,056	397,132	113	—		45,056	397,132	113
Rozzi/Eccles – San Francisco Bay Area	73,035	514,307	142	—		73,035	514,307	142
East 29th Street – New York City	—	—	—	420,000	(6)	—	420,000	—
Executive Drive/Other – San Diego	4,443	49,920	89	279,000		4,443	328,920	14
400/416/430 Dexter Avenue North – Seattle	16,088	253,000	64	—		16,088	253,000	64
1150/1166 Eastlake Avenue East – Seattle	15,250	160,266	95	—		15,250	160,266	95
9800/9950 Medical Center Drive – Maryland	8,397	321,721	26	—		8,397	321,721	26
Research Boulevard – Maryland	7,637	347,000	22	—		7,637	347,000	22
Firstfield Road – Maryland	4,056	95,000	43	—		4,056	95,000	43
Other	35,771	990,055	36	486,000		35,771	1,476,055	24
Future value-creation development projects	221,572	3,378,401	66	1,185,000		221,572	4,563,401	49

Total near-term and future value-creation development projects				1,185,000		$625,794	6,489,732	$96

(1)
Embedded land generally represents adjacent land acquired in connection with the acquisition of operating properties. As a result, the real estate basis attributable to these land parcels is classified in rental properties.

(2)
Includes a residential building totaling approximately 105,000 gross square feet and infrastructure related costs consisting of: utility access and roads, installation of storm drain systems, infiltration systems, traffic lighting/signals, streets, and sidewalks related to 50, 60, and 100 Binney Street.

(3)
Subject to market conditions, we expect to commence development of at least one additional building over the next one to three years as we expect expansion requirements from Illumina, Inc.  We expect to disclose the estimated investment and yields upon commencement of ground-up development. We are currently seeking approval to increase the site density.

(4)
We are currently negotiating a letter of intent with an existing tenant for an expansion into the majority of a new building. We expect to commence construction of this building in 2015. We also expect to disclose the estimated investment and yields upon commencement of ground-up development. We are currently seeking approval to increase the site density.

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

Summary of capital expenditures

Our projected capital expenditures for the remainder of 2014, and thereafter, consist of the following (in thousands):

Projected Construction Spending	Three Months Ended December 31, 2014			2014 Guidance Range
Current value-creation projects in North America:
Development (Consolidated)	$56,000
Development (Unconsolidated JV)	4,500
Redevelopment	8,000
Developments/redevelopments recently transferred to rental properties	22,000	(1)
Generic laboratory infrastructure/building improvement projects	18,000	(2)
Current value-creation projects in North America		108,500
Near-term value-creation projects:
Predevelopment/development		59,000	(3)
Value-creation projects		167,500
Non-revenue-enhancing capital expenditures		5,500
Projected construction spending		$173,000		$148,000	–	198,000
Actual construction spending for the nine months ended September 30, 2014				382,081
Guidance range for the year ended December 31, 2014				$530,000	–	580,000

(1)
Represents spending for recently delivered projects, including 4757 Nexus Center Drive, 1616 Eastlake Avenue East, and 1551 Eastlake Avenue East, that may require additional construction prior to occupancy, generally ranging from 15,000 to 30,000 RSF of the project.

(2)	Includes, among others, 3535 General Atomics Court, 3000/3018 Western Avenue, 5810/5820 Nancy Ridge Drive, 8000 Virginia Manor Road, 125 Shoreway Road, and 44 Hartwell Avenue.

(3)
Includes costs related to: (i) approximately $19 million in connection with site excavation and construction of the slurry wall and building foundation related to 50 and 60 Binney Street, (ii) approximately $4 million of site and infrastructure costs for the 1.1 million RSF related to ACKS, including utility access and roads, installation of storm drain systems, infiltration systems, traffic lighting/signals, streets, and sidewalks (excluding the portion related to 75/125 Binney Street, which is included in the projected development spending), and (iii) other predevelopment costs related to 10300 Campus Point Drive, 510 Townsend Street, and 1165 Eastlake Avenue East.

Our historical capital expenditures for the nine months ended September 30, 2014, consisted of the following (in thousands):

Actual Construction Spending	Nine Months Ended September 30, 2014
Development – North America	$238,035
Redevelopment – North America	47,458
Predevelopment	43,017
Generic laboratory infrastructure/building improvement projects in North America (1)	42,993
Development and redevelopment – Asia	10,578
Total construction spending	$382,081

(1)	Includes revenue-enhancing projects and amounts shown in the following table related to non-revenue-enhancing capital expenditures.

The table below reconciles construction spending on an accrual basis to our additions to properties on a cash basis (in thousands):

Actual Construction Spending	Nine Months Ended September 30, 2014
Construction spending (accrual basis)	$382,081
Change in accrued capital expenditures	(36,235)
Other	(772)
Additions to properties (cash basis)	$345,074

The tables below show the average per RSF of property-related non-revenue-enhancing capital expenditures, TIs, and leasing costs, excluding capital expenditures and TIs that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per square foot amounts):

Non-revenue-enhancing Capital Expenditures, TIs, and Leasing Costs	Nine Months Ended September 30, 2014			5 Year Average Per RSF (1)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$5,440	14,888,722	$0.37	$0.24

TIs and leasing costs:
Re-tenanted space	$4,486	252,223	$17.79	$9.66
Renewal space	5,194	876,859	$5.92	$5.40
Total TIs and leasing costs/weighted average	$9,680	1,129,082	$8.57	$6.57

(1)	Represents the average of the years ended December 31, 2010, through December 31, 2013, and the nine months ended September 30, 2014, annualized.

Real estate investments in Asia

Our investments in real estate, net, in Asia, consisted of the following as of September 30, 2014:

	Number of Properties	ABR (in thousands)	Occupancy Percentage		Book Value (in thousands)	Square Feet
Rental properties, net, in China	2	$1,229	53.8%		$83,166	632,078
Rental properties, net, in India	7	5,130	75.8		52,159	435,624
Rental properties, net, in Asia	9	$6,359	62.8%	(1)	135,325	1,067,702

Construction in progress: current development projects in India					35,602	304,762
Land held for future development in India					78,319	6,419,707
Total investments in real estate, net, in Asia					$249,246	7,792,171

(1)
Decrease in occupancy primarily due to the completion and delivery during 3Q14 of a development project in China, aggregating 160,694 RSF, consisting of 39,676 leased RSF and 121,018 RSF that are subject to marketing for lease.

Results of operations

Same Properties

As a result of changes within our total property portfolio, the financial data presented in the table in “Comparison of the Three Months Ended September 30, 2014, to the Three Months Ended September 30, 2013” and “Comparison of the Nine Months Ended September 30, 2014, to the Nine Months Ended September 30, 2013” shows significant changes in revenue and expenses from period to period. In order to supplement an evaluation of our results of operations, we analyze the operating performance for all properties that were operating for the periods presented (“Same Properties”) separate from properties acquired subsequent to the beginning of the earliest period presented, properties currently undergoing development or redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from Same Property results (“Non-Same Properties”). Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.

The following table reconciles the number of Same Properties to total properties for the nine months ended September 30, 2014:

Development – current	Properties	Summary	Properties
75/125 Binney Street	1	Development – current	9
499 Illinois Street	1	Development – deliveries	2
1455/1515 Third Street (unconsolidated JV)	2	Redevelopment – current	3
3013/3033 Science Park Road	2	Redevelopment – deliveries	11
5200 Illumina Way – Building 6	1
430 East 29th Street	1	Development/redevelopment – Asia	5
360 Longwood Avenue (unconsolidated JV)	1
	9	Acquisitions in North America since January 1, 2013:
		10151 Barnes Canyon Road	1
Development – deliveries since January 1, 2013	Properties	407 Davis Drive	1
225 Binney Street	1	150 Second Street	1
269 East Grand Avenue	1	3545 Cray Court	1
	2	4025/4031/4045 Sorrento Valley Boulevard	3

Redevelopment – current	Properties	Properties “held for sale”	4
225 Second Avenue	1	Total properties excluded from Same Properties	41
11055/11065 Roselle Street	2
	3	Same Properties	153

Redevelopment – deliveries since January 1, 2013	Properties	Total properties as of September 30, 2014	194
400 Technology Square	1
1551 Eastlake Avenue East	1
285 Bear Hill Road	1
343 Oyster Point Boulevard	1
1616 Eastlake Avenue East	1
9800 Medical Center Drive	3
4757 Nexus Center Drive	1
11075 Roselle Street	1
10121 Barnes Canyon Road	1
	11

The following table presents information regarding our Same Properties for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Percentage change in NOI over comparable period from prior year	5.0%	4.5%
Percentage change in NOI (cash basis) over comparable period from prior year	5.9%	5.2%
Operating margin	68%	69%
Number of Same Properties	154	153
RSF	13,677,346	13,442,099
Occupancy – current period	96.9%	96.6%
Occupancy – same period prior year	93.6%	93.3%

Comparison of the three months ended September 30, 2014, to the three months ended September 30, 2013

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Revenues:
Rental – Same Properties	$117,411	$111,069	$6,342	5.7%
Rental – Non-Same Properties	20,307	4,983	15,324	307.5
Total rental	137,718	116,052	21,666	18.7

Tenant recoveries – Same Properties	40,890	37,401	3,489	9.3
Tenant recoveries – Non-Same Properties	4,682	1,290	3,392	262.9
Total tenant recoveries	45,572	38,691	6,881	17.8

Other income – Same Properties	22	10	12	120.0
Other income – Non-Same Properties	2,303	3,562	(1,259)	(35.3)
Total other income	2,325	3,572	(1,247)	(34.9)

Total revenues – Same Properties	158,323	148,480	9,843	6.6
Total revenues – Non-Same Properties	27,292	9,835	17,457	177.5
Total revenues	185,615	158,315	27,300	17.2

Expenses:
Rental operations – Same Properties	51,229	46,465	4,764	10.3
Rental operations – Non-Same Properties	6,194	1,219	4,975	408.1
Total rental operations	57,423	47,684	9,739	20.4

NOI:
NOI – Same Properties	107,094	102,015	5,079	5.0
NOI – Non-Same Properties	21,098	8,616	12,482	144.9
Total NOI	128,192	110,631	17,561	15.9

Other expenses:
General and administrative	12,609	11,666	943	8.1
Interest	20,555	16,171	4,384	27.1
Depreciation and amortization	58,388	48,866	9,522	19.5
Loss on early extinguishment of debt	525	1,432	(907)	(63.3)
Total other expenses	92,077	78,135	13,942	17.8
Income from continuing operations	$36,115	$32,496	$3,619	11.1%

NOI – Same Properties	$107,094	$102,015	$5,079	5.0%
Less: straight-line rent adjustments	(4,974)	(5,596)	622	(11.1)
NOI (cash basis) – Same Properties	$102,120	$96,419	$5,701	5.9%

Rental revenues

Total rental revenues for the three months ended September 30, 2014, increased by $21.7 million, or 18.7%, to $137.7 million, compared to $116.1 million for the three months ended September 30, 2013. The increase was primarily due to rental revenues from our Non-Same Properties, including development and redevelopment projects aggregating 1,479,052 RSF that were delivered after July 1, 2013, and operating properties aggregating 413,168 RSF that were acquired after July 1, 2013. In addition, rental revenues from our Same Properties for the three months ended September 30, 2014, increased by $6.3 million, or 5.7%, to $117.4 million, from $111.1 million for the three months ended September 30, 2013. Occupancy of Same Properties increased by 330 bps to 96.9% for the three months ended September 30, 2014, from 93.6% for the three months ended September 30, 2013.

Tenant recoveries

Tenant recoveries for the three months ended September 30, 2014, increased by $6.9 million, or 17.8%, to $45.6 million, compared to $38.7 million for the three months ended September 30, 2013, due to an increase of $9.7 million, or 20.4%, of rental operating expenses. Same Properties tenant recoveries increased by $3.5 million, or 9.3%, primarily as a result of an increase in Same Properties rental operating expenses of $4.8 million, or 10.3%. Rental operating expenses increased during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, due to higher utilities and repairs and maintenance in the three months ended September 30, 2014. Our utility consumption and maintenance costs increased primarily due to our 330 bps increase in occupancy of our Same Properties. Non-Same Properties tenant recoveries increased by $3.4 million as a result of a Non-Same Properties rental operating expense increase of $5.0 million for the development and redevelopment properties delivered since September 30, 2013. As of September 30, 2014, approximately 95% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended September 30, 2014 and 2013, consisted of the following (in thousands):

	Three Months Ended September 30,
	2014	2013	Change
Management fee income	$560	$329	$231
Interest and other income	1,994	1,193	801
Investment (loss) income	(229)	2,050	(2,279)
Total other income	$2,325	$3,572	$(1,247)

Rental operating expenses

Total rental operating expenses for the three months ended September 30, 2014, increased by $9.7 million, or 20.4%, to $57.4 million, compared to $47.7 million for the three months ended September 30, 2013. Approximately $5.0 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to delivered development and redevelopment projects, and acquired operating properties as mentioned above. The remaining increase in rental operating expenses was primarily due to an increase in occupancy on our Same Properties described above.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2014, increased by $943 thousand, or 8.1%, to $12.6 million, compared to $11.7 million for the three months ended September 30, 2013. General and administrative expenses increased primarily due to higher property disposition–related expenses due to sales currently under contract and advanced negotiations and higher expenses related to growth in both the depth and breadth of our operations in multiple markets. As a percentage of total assets, our annualized general and administrative expenses remained consistent at 0.6% for both the three months ended September 30, 2014, and the three months ended September 30, 2013.

Interest expense

Interest expense for the three months ended September 30, 2014 and 2013, were as follows (in thousands):

	Three Months Ended September 30,
Component	2014	2013	Change
Secured notes payable	$7,132	$9,494	$(2,362)
Unsecured senior notes payable	16,239	11,239	5,000
Unsecured senior line of credit	1,581	971	610
Unsecured senior bank term loans	3,455	4,782	(1,327)
Interest rate swaps	1,129	3,904	(2,775)
Amortization of loan fees and other interest	3,144	2,562	582
Unsecured senior convertible notes	—	7	(7)
Subtotal	32,680	32,959	(279)
Capitalized interest	(12,125)	(16,788)	4,663
Total interest expense	$20,555	$16,171	$4,384

Total interest expense increased by $4.4 million during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily as a result of the $4.7 million reduction in the amount of capitalization of interest related to the delivery of development and redevelopment projects as mentioned above. Total interest incurred declined by $279 thousand due to a decrease in our weighted average interest rate from 3.91% at September 30, 2013 to 3.39% at September 30, 2014, offset by an approximate $630 million increase in outstanding debt. Interest from secured notes payable, unsecured senior line of credit, unsecured senior bank term loans, and interest rate swaps decreased by $5.9 million and interest from unsecured senior notes payable increased by $5.0 million as we continue to transition from variable-interest-rate bank debt to long-term unsecured fixed-rate debt. In July 2014, we completed a $700 million offering of unsecured senior notes payable at an average rate of 3.50% and an average maturity of 9.6 years. Net proceeds from the offering were used to reduce our 2016 Unsecured Senior Bank Term Loan by $125 million and our unsecured senior line of credit by $569 million.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2014, increased by $9.5 million, or 19.5%, to $58.4 million, compared to $48.9 million for the three months ended September 30, 2013. Depreciation increased primarily due to depreciation related to delivered development and redevelopment projects, and acquired operating properties as mentioned above.

Loss on early extinguishment of debt

During the three months ended September 30, 2014, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $525 thousand, upon our $125 million partial repayment of the outstanding principal balance of our 2016 Unsecured Senior Bank Term Loan. During the three months ended September 30, 2013, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $1.4 million upon our $100 million partial repayment of the outstanding principal balance of our 2016 Unsecured Senior Bank Term Loan.

Loss from discontinued operations

Loss from discontinued operations of $180 thousand for the three months ended September 30, 2014, includes the results of operations of four operating properties that were classified as “held for sale” as of September 30, 2014.

Loss from discontinued operations of $43 thousand for the three months ended September 30, 2013, includes the results of operations of four operating properties that were classified as “held for sale” as of September 30, 2014.

Comparison of the nine months ended September 30, 2014, to the nine months ended September 30, 2013

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Revenues:
Rental – Same Properties	$333,706	$320,053	$13,653	4.3%
Rental – Non-Same Properties	69,574	22,018	47,556	216.0
Total rental	403,280	342,071	61,209	17.9

Tenant recoveries – Same Properties	112,278	103,987	8,291	8.0
Tenant recoveries – Non-Same Properties	15,920	6,138	9,782	159.4
Total tenant recoveries	128,198	110,125	18,073	16.4

Other income – Same Properties	321	140	181	129.3
Other income – Non-Same Properties	6,404	9,992	(3,588)	(35.9)
Total other income	6,725	10,132	(3,407)	(33.6)

Total revenues – Same Properties	446,305	424,180	22,125	5.2
Total revenues – Non-Same Properties	91,898	38,148	53,750	140.9
Total revenues	538,203	462,328	75,875	16.4

Expenses:
Rental operations – Same Properties	139,759	130,937	8,822	6.7
Rental operations – Non-Same Properties	22,524	8,210	14,314	174.3
Total rental operations	162,283	139,147	23,136	16.6

NOI:
NOI – Same Properties	306,546	293,243	13,303	4.5
NOI – Non-Same Properties	69,374	29,938	39,436	131.7
Total NOI	375,920	323,181	52,739	16.3

Other expenses:
General and administrative	39,669	35,769	3,900	10.9
Interest	57,111	50,169	6,942	13.8
Depreciation and amortization	166,123	141,039	25,084	17.8
Loss on early extinguishment of debt	525	1,992	(1,467)	(73.6)
Total other expenses	263,428	228,969	34,459	15.0
Income from continuing operations	$112,492	$94,212	$18,280	19.4%

NOI – Same Properties	$306,546	$293,243	$13,303	4.5%
Less: straight-line rent adjustments	(15,467)	(16,575)	1,108	(6.7)
NOI (cash basis) – Same Properties	$291,079	$276,668	$14,411	5.2%

Rental revenues

Total rental revenues for the nine months ended September 30, 2014, increased by $61.2 million, or 17.9%, to $403.3 million, compared to $342.1 million for the nine months ended September 30, 2013. The increase was primarily due to rental revenues from our Non-Same Properties, including development and redevelopment projects aggregating 1,808,657 RSF that were delivered after January 1, 2013, and operating properties aggregating 413,168 RSF that were acquired after January 1, 2013. In addition, rental revenues from our Same Properties for the nine months ended September 30, 2014, increased by $13.7 million, or 4.3%, to $333.7 million from $320.1 million for the nine months ended September 30, 2013. Occupancy of Same Properties increased by 330 bps to 96.6% for the nine months ended September 30, 2014, from 93.3% for the nine months ended September 30, 2013.

Tenant recoveries

Tenant recoveries for the nine months ended September 30, 2014, increased by $18.1 million, or 16.4%, to $128.2 million, compared to $110.1 million for the nine months ended September 30, 2013. This increase is consistent with the increase in our rental operating expenses of $23.1 million, or 16.6%. Same Properties tenant recoveries increased by $8.3 million, or 8.0%, primarily as a result of an increase in Same Properties rental operating expenses of $8.8 million, or 6.7%. Rental operating expenses increased during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, due to higher utilities and repairs and maintenance in the nine months ended September 30, 2014. Our East Coast properties incurred additional heating, snow removal, and repairs and maintenance due to a severe winter in 2014 as compared to winter in 2013. Our utility consumption and repairs and maintenance also increased due to a 330 bps increase in occupancy of our Same Properties. Non-Same Properties tenant recoveries increased by $9.8 million as a result of a Non-Same Properties rental operating expense increase of $14.3 million.

Other income

Other income for the nine months ended September 30, 2014 and 2013, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Management fee income	$2,202	$2,435	$(233)
Interest and other income	3,767	3,510	257
Investment income	756	4,187	(3,431)
Total other income	$6,725	$10,132	$(3,407)

Rental operating expenses

Total rental operating expenses for the nine months ended September 30, 2014, increased by $23.1 million, or 16.6%, to $162.3 million, compared to $139.1 million for the nine months ended September 30, 2013. Approximately $14.3 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to delivered development and redevelopment projects, and acquired operating properties as mentioned above. The remaining increase in rental operating expenses of $8.8 million was due to the increase in occupancy and higher utilities described above.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2014, increased by $3.9 million, or 10.9%, to $39.7 million, compared to $35.8 million for the nine months ended September 30, 2013. General and administrative expenses increased primarily because of higher property acquisition-related expenses due to our recent acquisitions, higher property disposition-related expenses due to sales currently under contract and advanced negotiations, and higher expenses related to growth in both the depth and breadth of our operations in multiple markets. As a percentage of total assets, our annualized general and administrative expenses were relatively consistent at 0.7% and 0.6% for the nine months ended September 30, 2014 and 2013, respectively.

Interest expense

Interest expense for the nine months ended September 30, 2014 and 2013, were as follows (in thousands):

	Nine Months Ended September 30,
Component	2014	2013	Change
Secured notes payable	$22,190	$29,043	$(6,853)
Unsecured senior notes payable	38,720	25,216	13,504
Unsecured senior line of credit	6,318	5,732	586
Unsecured senior bank term loans	10,954	17,083	(6,129)
Interest rate swaps	5,742	12,046	(6,304)
Amortization of loan fees and other interest	8,627	7,528	1,099
Unsecured senior convertible notes	—	20	(20)
Subtotal	92,551	96,668	(4,117)
Capitalized interest	(35,440)	(46,499)	11,059
Total interest expense	$57,111	$50,169	$6,942

Total interest expense increased by $6.9 million during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily as a result of the $11.1 million reduction in the amount of capitalization of interest related to the delivery of development and redevelopment projects as mentioned above. Total interest incurred declined by $4.1 million due to a decrease in our weighted average interest rate from 3.91% at September 30, 2013 to 3.39% at September 30, 2014, offset by an approximate $630 million increase in outstanding debt. Interest from secured notes payable, our unsecured senior line of credit, unsecured senior bank term loans, and interest rate swaps decreased by $18.7 million and interest from unsecured senior notes payable increased by $13.5 million as we continue to transition from variable-interest-rate bank debt to long-term unsecured fixed-rate debt. Since the beginning of 2013, we have completed two offerings of unsecured senior notes payable aggregating $1.2 billion at an average rate of 3.68% and an average maturity of 9.8 years. Net proceeds from these offerings were used to reduce our 2016 Unsecured Senior Bank Term Loan by $275 million and reduce amounts outstanding under our unsecured senior line of credit.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2014, increased by $25.1 million, or 17.8%, to $166.1 million, compared to $141.0 million for the nine months ended September 30, 2013. Depreciation increased primarily due to depreciation related to delivered development and redevelopment projects, and acquired operating properties as mentioned above.

Loss on early extinguishment of debt

During the nine months ended September 30, 2014, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $525 thousand, upon our $125 million partial repayment of the outstanding principal balance of our 2016 Unsecured Senior Bank Term Loan. During the nine months ended September 30, 2013, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $2.0 million, upon our $250 million partial repayment of the outstanding principal balance of our 2016 Unsecured Senior Bank Term Loan.

(Loss) income from discontinued operations

Loss from discontinued operations of $489 thousand for the nine months ended September 30, 2014, includes the results of operations of four operating properties that were classified as “held for sale” as of September 30, 2014.

Income from discontinued operations of $1.0 million for the nine months ended September 30, 2013, includes the results of operations of four operating properties that were classified as “held for sale” as of September 30, 2014, and the results of operations of seven properties sold subsequent to January 1, 2013.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we have updated guidance for EPS attributable to Alexandria’s common stockholders – diluted and FFO per share attributable to Alexandria’s common stockholders – diluted, each for the year ended December 31, 2014, as set forth in the table below.  The table below provides a reconciliation of FFO per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to EPS, the most directly comparable GAAP measure, and other key assumptions and key credit metrics included in our guidance for the year ended December 31, 2014.

EPS and FFO Per Share Attributable to Alexandria’s Common Stockholders – Diluted	2014 Guidance
EPS	$1.65 – $1.67
Add back: depreciation and amortization	3.16
Other (1)	(0.03)
FFO per share	4.78 – 4.80
Add back: loss on early extinguishment of debt	0.01
FFO per share, as adjusted	$4.79 – $4.81

(1)	Includes $0.01 per share gain realized on the sales of land parcels in the second and third quarters of 2014.

	2014 Guidance
Key Assumptions (Dollars in Thousands)	Low	High
Occupancy percentage for operating properties in North America at December 31, 2014	96.9%	97.3%

Same property performance:
NOI increase	3.5%	5.0%
NOI increase (cash basis)	4.0%	6.0%

Lease renewals and re-leasing of space:
Rental rate increases	11.0%	14.0%
Rental rate increases (cash basis)	4.0%	6.0%

Three months ended December 31, 2014:
Straight-line rents	$10,000	$11,500
General and administrative expenses	$12,500	$13,500
Capitalization of interest (1)	$10,500	$12,000
Interest expense (1)	$22,000	$23,500

(1)
Due to extraordinarily strong leasing demand for the Binney Street land parcels and the corresponding reduction in lease-up risk, we have updated our strategy to maintain strategic optionality noted in the fourth quarter of 2013 to sell a minority JV interest in the Binney Street land parcels. Our updated guidance assumes we lease 50, 60, and 100 Binney Street in the near term and retain 100% of each project.

Key Credit Metrics	As of December 31, 2014
Net debt to adjusted EBITDA – fourth quarter of 2014 annualized (1)	7.1x
Fixed charge coverage ratio – fourth quarter of 2014 annualized	3.3x
Unhedged variable-rate debt as a percentage of total debt (1)	14%
Non-income-producing assets as a percentage of gross investments in real estate (1)	17%

(1)
Due to extraordinarily strong leasing demand for the Binney Street land parcels and the corresponding reduction in lease-up risk, we have updated our strategy to maintain strategic optionality noted in the fourth quarter of 2013 to sell a minority JV interest in the Binney Street land parcels. Our updated guidance assumes we lease 50, 60, and 100 Binney Street in the near term and retain 100% of each project.

On a short-term basis, our unhedged variable-rate debt as a percentage of total debt may range up to 25%. Our strategy is to have unhedged variable-rate debt available for repayment as we issue unsecured senior notes payable, extend our maturity profile, transition variable-rate debt to fixed-rate debt, and enhance our long-term capital structure.

Net Debt to Adjusted EBITDA	Fixed Charge Coverage Ratio

6.6x
7.2x
7.1x
12/31/13
9/30/14
12/31/14
Projection

3.2x
3.3x
3.3x
12/31/13
9/30/14
12/31/14
Projection

Key earnings and capital planning considerations

We expect to generate significant internal funding capacity from the delivery of pre-leased development and redevelopment projects that will drive a substantial decline in non-income-producing assets, contribute additional operating cash flow, and generate significant growth in EBITDA. We expect our growth in EBITDA will allow us to fund construction through additional borrowings while over time maintaining our target leverage ratio of 6.5x debt to EBITDA.

Delivery of significantly pre-leased development and redevelopment projects drive:
1) growth in per share earnings and NAV
2) substantial decline in non-income-producing assets; and
3) ability to debt fund growth, including construction, through significant increase in EBITDA

17%
3Q14

Reduction in Non-Income-Producing Assets [1]

Pre-leased Deliveries	(6%)
Sales	(1%)
Additions	+3%
Net reduction	**(4%)**

13%
1Q15

6.5x
Target

Net Debt to Adjusted EBITDA

	2015
FCF [2]	**$110M - $130M**
EBITDA [3]	**$390M - $470M**
Forecast of Internal Debt Funding Capacity [4]	**$500M - $600M**

(1)	Represents non-income-producing assets as a percentage of gross investments in real estate. See pre-leasing of current projects on pages 58, 59, and 62.

(2)	Free cash flow (“FCF”) represents estimated net cash provided by operating activities after dividends.

(3)	Represents amount of construction that can be funded by debt on a leverage neutral basis through growth in adjusted EBITDA of a range from approximately $60 million to $70 million.

(4)
Selective asset sales are expected to provide additional equity-type capital for 2015, in addition to forecasted internal debt funding capacity generated by EBITDA growth and cash flows from operating activities after dividends. Additionally, we will continue to execute our strategy to deliver solid growth in funds from operations per share, as adjusted, and net asset value in 2014 and 2015, including any impact in asset sales.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as requirements for property acquisitions, development, redevelopment, predevelopment, other construction projects, capital improvements, TIs, leasing costs, non-revenue-generating expenditures, and scheduled debt maturities, through net cash provided by operating activities, periodic asset sales, strategic JV capital, and long-term secured and unsecured indebtedness, including borrowings under our unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

We expect to continue meeting our short-term liquidity and capital requirements, as further detailed in this section, generally through our working capital and net cash provided by operating activities.  We believe that the net cash provided by operating activities will continue to be sufficient to enable us to make the distributions necessary to continue qualifying as a REIT.

Over the next several years, our balance sheet, capital structure, and liquidity objectives are as follows:

•	Reduce our amount of outstanding unsecured senior bank term loans;

•	Maintain diverse sources of capital, including sources from net cash provided by operating activities, unsecured debt, secured debt, selective asset sales, JVs, preferred stock, and common stock;

•	Manage the amount of debt maturing in a single year;

•	Mitigate unhedged variable-rate debt exposure through the reduction of short-term and medium-term variable-rate bank debt;

•
Maintain adequate liquidity from net cash provided by operating activities, cash and cash equivalents, and available borrowing capacity under our unsecured senior line of credit and available commitments under secured construction loans;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund preferred stock and common stock dividends from cash provided by operating activities;

•	Retain positive cash flows from operating activities after payment of dividends for reinvestment in acquisitions and/or development and redevelopment projects;

•
Continue to reduce our non-income-producing assets as a percentage of our gross investment in real estate to less than 10% through our continued delivery of development and redevelopment projects, and selective land sales; and

•	Maintain solid key credit metrics, including net debt to adjusted EBITDA and fixed charge coverage ratio, with some variation from quarter to quarter and year to year.

Unsecured senior line of credit and unsecured senior bank term loans

We have unsecured bank debt totaling $1.12 billion as of September 30, 2014, under our 2016 Unsecured Senior Bank Term Loan, 2019 unsecured senior bank term loan (“2019 Unsecured Senior Bank Term Loan”), and amounts outstanding on our $1.5 billion unsecured senior line of credit. The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities.

	Balance as of September 30, 2014		As of September 30, 2014
Facility			Maturity Date (1)	Applicable Rate	Facility Fee
2016 Unsecured Senior Bank Term Loan	$375	million	July 2016	L+1.20%	N/A
2019 Unsecured Senior Bank Term Loan	$600	million	January 2019	L+1.20%	N/A
$1.5 billion unsecured senior line of credit	$142	million	January 2019	L+1.10%	0.20%

(1)	Includes any extension options that we control.

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of September 30, 2014, were as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Leverage Ratio	Less than or equal to 60.0%	34.9%
Secured Debt Ratio	Less than or equal to 45.0%	6.4%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x	3.06x
Unsecured Leverage Ratio	Less than or equal to 60.0%	37.8%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	8.64x

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

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% Unsecured Senior Notes, 3.90% Unsecured Senior Notes, 4.60% Unsecured Senior Notes, and 4.50% Unsecured Senior Notes as of September 30, 2014, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	39%
Secured Debt to Total Assets	Less than or equal to 40%	7%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x	6.0x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	257%

(1)	For definitions of the ratios, refer to the indenture at Exhibit 4.3 and related supplemental indentures at Exhibits 4.4, 4.7, 4.9, and 4.11, which are each listed in Item 6 of this report.

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

Sources and Uses of Capital (Dollars in thousands)	Completed as of September 30, 2014		Projected for 2014
			Low	High
Sources of debt capital:
Unsecured senior notes payable	$700,000		$700,000	$700,000
Secured notes payable borrowings (1)	157,000		161,000	211,000
Secured notes payable repayments	(208,000)		(210,000)	(210,000)
Unsecured senior bank term loan repayment	(125,000)		(125,000)	(125,000)
Net activity on unsecured senior line of credit	(53,000)		(47,000)	18,000
Net sources of debt capital	471,000		479,000	594,000

Other sources of capital:
Land and other sales – completed/under negotiation (2)	33,000	(3)	110,000	130,000
Other real estate sales – next one to five quarters (4)	—		TBD	TBD
Cash provided by operating activities after dividends	85,000		105,000	120,000
Total sources of capital	$589,000		$694,000	$844,000

Uses of capital:
Construction	$382,000		$530,000	$580,000
Mission Bay pre-leased development JV (5)	64,000		64,000	64,000
Acquisitions	143,000		100,000	200,000
Total uses of capital	$589,000		$694,000	$844,000

(1)
Includes two non-recourse secured notes payable aggregating $48.3 million assumed in connection with the acquisition of two operating assets in the first quarter of 2014, as well as borrowings under secured construction loans.

(2)
In order to maintain maximum strategic optionality and due to extraordinary strong build to suit leasing demand for the Binney Street land parcels and the likely corresponding reduction in lease-up risk, we have updated our strategy to maintain strategic optionality noted in 4Q13 to sell a minority JV interest in the Binney Street land parcels. Our updated guidance assumes we lease 50, 60, and 100 Binney Street in the near term and retain 100% of each project.

(3)
The amount completed of $33 million includes one asset sold for $3.4 million in October 2014. As of November 3, 2014, pending sales under negotiation aggregated $83.0 million. These sales are subject to, among other steps, completion of due diligence, environmental review including public commentary, and various board and regulatory approvals.

(4)
We expect to identify real estate sales, including land and non-core/“core-like” operating assets, over the next one to five quarters to generate proceeds for reinvestment into high-value Class A pre-leased development projects. Additionally, we will continue to execute our strategy to deliver solid growth in funds from operations per share, as adjusted, and net asset value in 2014 and 2015, including any impact of asset sales.

(5)	Represents our 51% unconsolidated JV share of the land parcels and parking spaces acquired at 1455/1515 Third Street in the Mission Bay submarket of the San Francisco Bay Area.

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

Sources of capital

2.75% and 4.50% unsecured senior notes payable

In July 2014, we completed public offerings of $400 million aggregate principal amount and $300 million aggregate principal amount of unsecured senior notes payable at stated interest rates of 2.75% and 4.50%, respectively, at a weighted average interest rate of 3.50% and a weighted average tenor of 9.6 years.  The 2.75% Unsecured Senior Notes were priced at 99.793% of the principal amount with a yield to maturity of 2.791% and are due January 15, 2020. The 4.50% Unsecured Senior Notes were priced at 99.912% of the principal amount with a yield to maturity of 4.508% and are due July 30, 2029.  Both the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company.  Both the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes rank equally in right of payment with all other senior unsecured indebtedness.  However, the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes are subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.  Net proceeds of $694 million from the offering were used to reduce variable-rate debt, including the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan and the reduction of $569 million of borrowings outstanding on our unsecured senior line of credit. In connection with the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on the early extinguishment of debt related to the write-off of unamortized loan fees totaling $0.5 million, or $0.01 per share.

Strategic JV capital

Refer to the “Value-Creation Projects and External Growth – Investments in Unconsolidated Real Estate Entities” section.

Real estate sales

We continue the disciplined execution of our asset recycling program to monetize non-strategic non-income-producing assets as a source of capital through asset sales or from JV proceeds. For 2014, we expect to monetize $110.0 million to $130.0 million through the sale of real estate or from JV proceeds related to non-income-producing assets.

As of September 30, 2014, we also had four properties classified as “held for sale” with an aggregate book value of $7.6 million.

Liquidity

The following table presents the remaining availability under our unsecured senior line of credit, secured construction loans, and cash and cash equivalents as of September 30, 2014 (dollars in thousands):

Description	Stated Rate	Total Commitments	Outstanding Balance	Available Liquidity
$1.5 billion unsecured senior line of credit	LIBOR + 1.10%	$1,500,000	$142,000	$1,358,000
Secured construction loan	LIBOR + 1.50%	55,000	46,596	8,404
Secured construction loan	LIBOR + 1.40%	36,000	17,952	18,048
Secured construction loan	LIBOR + 1.35%	250,400	90,092	160,308
		$1,841,400	$296,640	1,544,760
Cash and cash equivalents				67,023
Total				$1,611,783

Secured construction loans

See Note 5 – Secured and Unsecured Senior Debt, to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q for a discussion of our secured construction loans.

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.  In July 2014, we completed a $700 million unsecured senior notes payable offering. Net proceeds from this offering were used to reduce approximately $569 million of borrowings outstanding on our unsecured senior line of credit and increased our borrowing capacity in July 2014 under the unsecured senior line of credit to approximately $1.5 billion.

Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended unsecured line of credit agreement, plus, in either case, the Applicable Margin. The “Eurocurrency Rate” specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. Dollars, Euro, Sterling, or Yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit as of September 30, 2014, was 1.10%, which is based on our existing credit rating as set by certain rating agencies. Our unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

Cash and cash equivalents

As of September 30, 2014, and December 31, 2013, we had $67.0 million and $57.7 million, respectively, of cash and cash equivalents.  We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and material capital expenditures, for at least the next 12 months, and thereafter for the foreseeable future.

Restricted cash

Restricted cash consisted of the following as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Funds held in trust under the terms of certain secured notes payable	$17,822	$14,572
Funds held in escrow related to construction projects	4,539	5,655
Other restricted funds	1,884	7,482
Total	$24,245	$27,709

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

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements.  These third parties may contribute equity into these entities primarily related to their share of funds for construction-related and financing-related activities. In January 2014, our JV partner funded $20.9 million related to the repayment of our $208.7 million secured note payable collateralized by Alexandria Technology Square®.

We also hold an interest, together with certain third parties, in a JV that is not consolidated in our financial statements. The following table presents information related to debt held by our unconsolidated JV (dollars in thousands):

Loan Collateral	Total Commitments	Total Outstanding	Partners’ Share	ARE’s 27.5% Share	Maturity Date		Interest Rate
360 Longwood Avenue	$213,200	$143,464	$104,011	$39,453	4/1/17	(1)	5.25%	(2)

(1)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(2)	Secured construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%.

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

Repayment of secured note payable

In January 2014, we repaid our $208.7 million secured note payable related to Alexandria Technology Square® which bore interest at a rate of 5.59%. Our JV partner funded $20.9 million of the proceeds required to repay the secured note payable.

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, predevelopment, and construction of properties. In North America, we currently have development projects under way for 1,636,424 RSF of laboratory/office space, including two unconsolidated JV development projects. We also have two projects undergoing redevelopment in North America aggregating 143,777 RSF. We incur construction costs related to development, redevelopment, predevelopment, and other construction activities and additional project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred.  Capitalized interest for the nine months ended September 30, 2014 and 2013, of $35.4 million and $46.5 million, respectively, is classified in investments in real estate.  We also capitalize indirect project costs, including construction administration, compensation costs, legal fees, and office costs that clearly relate to projects under development or construction, during the period an asset is undergoing activities to prepare it for its intended use.  We capitalized compensation and other indirect project costs related to development, redevelopment, predevelopment, and construction projects, aggregating $12.7 million and $12.5 million for the nine months ended September 30, 2014 and 2013, respectively. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease, the asset is transferred out of CIP and classified as rental properties, net.  Also, if aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for future development.  Expenditures for repairs and maintenance are expensed as incurred.  Fluctuations in our development, redevelopment, predevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in development, redevelopment, predevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $4.7 million for the nine months ended September 30, 2014. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment with fluctuating construction activity.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction.  The initial direct costs capitalized and deferred also included compensation costs for employees related to time spent directly performing leasing activities previously described and related to leasing responsibilities that would not have been performed had the leasing transaction not occurred. Total initial direct leasing costs capitalized during the nine months ended September 30, 2014 and 2013, were $27.9 million and $23.4 million, respectively, of which $8.5 million and $8.3 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in the Company’s cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Net cash provided by operating activities	$255,124	$236,376	$18,748
Net cash used in investing activities	$(474,339)	$(391,117)	$(83,222)
Net cash provided by financing activities	$229,980	$66,857	$163,123

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Net cash provided by operating activities	$255,124	$236,376	$18,748
Add back: changes in operating assets and liabilities	2,631	(3,791)	6,422
Net cash provided by operating activities before changes in operating assets and liabilities	$257,755	$232,585	$25,170

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the delivery of development projects, and the timing and delivery of redevelopment projects. Net cash provided by operating activities for the nine months ended September 30, 2014, increased to $255.1 million, compared to $236.4 million for the nine months ended September 30, 2013.  Net cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2014, increased by $25.2 million, or 10.8%, to $257.8 million, compared to $232.6 million for the nine months ended September 30, 2013.  This increase was primarily attributable to an increase in our Same Properties NOI (cash basis) of $14.4 million, or 5.2%, to $291.1 million for the nine months ended September 30, 2014, compared to $276.7 million for the nine months ended September 30, 2013. In addition, the increase in operating cash flows was attributable to our delivery of development and redevelopment projects aggregating 1,808,657 RSF that were delivered after January 1, 2013, and operating properties aggregating 413,168 RSF that were acquired in North America after January 1, 2013. These increases were partially offset by the sale of seven non-strategic properties over the same period.

Investing activities

Cash flows used in investing activities for the nine months ended September 30, 2014 and 2013, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Proceeds from sales of properties	$28,378	$101,815	$(73,437)
Additions to properties	(345,074)	(450,140)	105,066
Purchase of properties	(97,785)	(24,537)	(73,248)
Proceeds from repayment of note receivable	29,866	—	29,866
Investment in unconsolidated real estate entities	(67,525)	(13,881)	(53,644)
Other	(22,199)	(4,374)	(17,825)
Net cash used in investing activities	$(474,339)	$(391,117)	$(83,222)

The change in net cash used in investing activities for the nine months ended September 30, 2014, is primarily due to a higher use of cash for property acquisitions and a lower source of cash from property dispositions, offset by lower capital expenditures incurred on our development and redevelopment projects, aggregating 1,808,657 RSF, delivered after January 1, 2013. These cash flows used in investing activities were partially offset by the repayment of a note receivable during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Value-creation opportunities and external growth

For information on our key development and redevelopment projects for the nine months ended September 30, 2014, see “Development, Redevelopment, and Future Value-Creation Projects” located earlier within Item 2 of this report and preceding “Investments in Unconsolidated Real Estate Entities.”

Financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2014 and 2013, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Borrowings from secured notes payable	$108,626	$26,319	$82,307
Repayments of borrowings from secured notes payable	(228,909)	(34,120)	(194,789)
Proceeds from issuance of unsecured senior notes payable	698,908	498,561	200,347
Principal borrowings from unsecured senior line of credit	890,000	319,000	571,000
Repayments of borrowings from unsecured senior line of credit	(952,000)	(871,000)	(81,000)
Repayment of unsecured senior bank term loan	(125,000)	(250,000)	125,000
Repurchase of unsecured senior convertible notes	—	(384)	384
Total changes related to debt	391,625	(311,624)	703,249

Proceeds from common stock offering	—	535,686	(535,686)
Dividend payments	(169,954)	(139,781)	(30,173)
Other	8,309	(17,424)	25,733
Net cash provided by financing activities	$229,980	$66,857	$163,123

$700 million offering of unsecured senior notes payable

See the “2.75% and 4.50% Unsecured Senior Notes Payable” section under “Sources and Uses of Capital” in Item 2 of this report for details.

Secured construction loans

See Note 5 – Secured and Unsecured Senior Debt, to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q for a discussion of our secured construction loans.

Dividends

During the nine months ended September 30, 2014 and 2013, we paid the following dividends (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Common stock dividends	$150,540	$120,367	$30,173
Series D Preferred Stock dividends	13,125	13,125	—
Series E Preferred Stock dividends	6,289	6,289	—
	$169,954	$139,781	$30,173

The increase in dividends paid on our common stock was primarily due to an increase in the related dividends to $2.10 per common share for the nine months ended September 30, 2014, from $1.81 per common share for the nine months ended September 30, 2013.  The increase was also due to a slight increase in the number of shares of common stock outstanding to 71.4 million shares as of September 30, 2014, compared to 71.1 million shares as of September 30, 2013.

Inflation

As of September 30, 2014, approximately 95% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or another index.  Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation.  An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Contractual obligations and commitments

Contractual obligations as of September 30, 2014, consisted of the following (in thousands):

		Payments by Period
	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Secured and unsecured debt (1) (2)	$3,503,493	$2,140	$695,646	$173,099	$2,632,608
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	734,038	28,204	202,229	162,698	340,907
Estimated interest payments on variable-rate debt (4)	32,397	1,093	15,960	15,344	—
Ground lease obligations	669,790	2,019	20,369	21,197	626,205
Other obligations	8,639	402	2,913	3,198	2,126
Total	$4,948,357	$33,858	$937,117	$375,536	$3,601,846

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the consolidated balance sheets.

(2)	Payment dates include any extension options that we control.

(3)
Estimated interest payments on our fixed-rate debt and hedged variable-rate debt were based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt were based on the interest rates in effect as of September 30, 2014.

Estimated interest payments and interest rate swap agreements

As of September 30, 2014, 89% of our debt was fixed-rate debt or variable-rate debt subject to interest rate swap agreements.  See Note 6 – Interest Rate Swap Agreements, to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q for further information. The remaining 11% of our debt is unhedged variable-rate debt based primarily on LIBOR.  Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of September 30, 2014.  See additional information regarding our debt under Note 5 – Secured and Unsecured Senior Debt, to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q.

Ground lease obligations

Ground lease obligations as of September 30, 2014, included leases for 29 of our properties and two land development parcels.  Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $10.2 million at September 30, 2014, our ground lease obligations have remaining lease terms ranging from 40 to 100 years, including extension options.

Commitments

In addition to the above, as of September 30, 2014, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic science and technology infrastructure improvements under the terms of leases approximated $342.8 million.  We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time.  We are also committed to funding approximately $65.6 million for certain investments over the next several years. In addition, we have letters of credit and performance obligations of $13.7 million primarily related to our construction management requirements.

We have minimum development requirements under project development agreements with government entities for some of our future value-creation projects. At September 30, 2014, we had land and land improvements with an aggregate book value of $21.3 million for which we had construction commitment obligations aggregating approximately 300,000 RSF that need to be fulfilled by 2016. The estimated cost to develop these projects is approximately $125 to $175 per square foot. If we do not meet, extend, or eliminate these commitments, we may default under our existing agreements. The government entities, in turn, have certain obligations to us under those project development agreements. We are working with these entities to fulfill or amend certain existing obligations in a mutually beneficial manner.

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

Off-balance sheet arrangements

Our off-balance sheet arrangements consist of our investments in two unconsolidated real estate JVs.  We account for these investments under the equity method of accounting.  See Note 3 to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q, as well as Notes 2 and 3 to our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2013.

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2013, for a discussion of our critical accounting policies, which include rental properties, net, land held for future development, CIP, discontinued operations, impairment of long-lived assets, capitalization of costs, accounting for investments, interest rate swap agreements, recognition of rental income and tenant recoveries, and monitoring client tenant credit quality.  There were no significant changes to these policies during the nine months ended September 30, 2014.

Non-GAAP measures

FFO and FFO, as adjusted

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the NAREIT established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  Moreover, we believe that FFO, as adjusted, is also helpful because it allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences caused by investment and disposition decisions, financing decisions, terms of securities, capital structures, and capital market transactions.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper and related implementation guidance (“NAREIT White Paper”).  The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and JVs.  Impairments of real estate relate to decreases in the fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.  Impairments of real estate represent the write-down of assets when fair value over the recoverability period is less than the carrying value.  We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper, plus losses on early extinguishment of debt, impairments of land parcels, impairments of investments, deal costs, and the amount of such items that is allocable to our unvested restricted stock awards.  Our calculations of both FFO and FFO, as adjusted, may differ from those methodologies utilized by other equity REITs for similar performance measurements, and, accordingly, may not be comparable to those of other equity REITs.  Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including funds available to make distributions.

AFFO

AFFO is a non-GAAP financial measure that we use as a supplemental measure of our performance.  We compute AFFO by adding to or deducting from FFO, as adjusted: (i) non-revenue-enhancing building improvements (excluding amounts recoverable from our client tenants), non-revenue-enhancing TIs and leasing commissions (excluding revenue-enhancing and development and redevelopment expenditures); (ii) effects of straight-line rent and straight-line rent on ground leases; (iii) capitalized income from development projects; (iv) amortization of acquired above and below market leases, loan fees, and debt premiums/discounts; (v) stock compensation expense; and (vi) allocation of AFFO attributable to unvested restricted stock awards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to Alexandria’s common stockholders	$27,626	$24,579	$88,267	$72,504
Depreciation and amortization	58,388	49,102	166,123	142,677
Loss on sale of real estate	—	—	—	121
Gain on sales of land parcels	(8)	—	(805)	(772)
Amount attributable to noncontrolling interests/ unvested restricted stock awards:
Net income	1,846	1,402	5,127	4,109
FFO	(2,278)	(1,494)	(5,570)	(3,995)
FFO attributable to Alexandria’s common stockholders – basic	85,574	73,589	253,142	214,644
Assumed conversion of unsecured senior convertible notes	—	5	—	15
FFO attributable to Alexandria’s common stockholders – diluted	85,574	73,594	253,142	214,659
Loss on early extinguishment of debt	525	1,432	525	1,992
Allocation to unvested restricted stock awards	(4)	(11)	(4)	(23)
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted	86,095	75,015	253,663	216,628
Non-revenue-enhancing capital expenditures:
Building improvements	(2,405)	(1,481)	(5,440)	(2,414)
TIs and leasing commissions	(1,693)	(3,739)	(9,680)	(7,611)
Straight-line rent revenue	(10,892)	(5,570)	(35,511)	(20,007)
Straight-line rent expense on ground leases	723	374	2,131	1,451
Capitalized income from development projects	—	40	—	71
Amortization of acquired above and below market leases	(757)	(830)	(2,191)	(2,490)
Amortization of loan fees	2,786	2,487	8,090	7,300
Amortization of debt premiums/discounts	(36)	153	100	383
Stock compensation expense	3,068	3,729	9,372	11,541
Allocation to unvested restricted stock awards	71	28	261	105
AFFO attributable to Alexandria’s common stockholders – diluted	$76,960	$70,206	$220,795	$204,957

The following table presents a reconciliation of net income per share attributable to Alexandria’s common stockholders – basic, to FFO per share attributable to Alexandria’s common stockholders – diluted, FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted, and AFFO per share attributable to Alexandria’s common stockholders – diluted, for the periods below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income per share attributable to Alexandria’s common stockholders – basic and diluted	$0.39	$0.35	$1.24	$1.08
Depreciation and amortization	0.81	0.69	2.34	2.13
Gain on sales of land parcels	—	—	(0.01)	(0.01)
Amount attributable to noncontrolling interests/unvested restricted stock awards	—	—	(0.01)	—
FFO per share attributable to Alexandria’s common stockholders – basic and diluted	1.20	1.04	3.56	3.20
Loss on early extinguishment of debt	0.01	0.02	0.01	0.03
FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted	1.21	1.06	3.57	3.23
Non-revenue-enhancing capital expenditures:
Building improvements	(0.03)	(0.02)	(0.08)	(0.04)
TIs and leasing commissions	(0.02)	(0.05)	(0.14)	(0.11)
Straight-line rent revenue	(0.15)	(0.08)	(0.50)	(0.30)
Straight-line rent expense on ground leases	0.01	0.01	0.03	0.02
Amortization of acquired above and below market leases	(0.01)	(0.01)	(0.03)	(0.04)
Amortization of loan fees	0.03	0.03	0.11	0.12
Stock compensation expense	0.04	0.05	0.13	0.17
Other	—	—	0.01	0.01
AFFO per share attributable to Alexandria’s common stockholders – diluted	$1.08	$0.99	$3.10	$3.06

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

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended			Nine Months Ended
	9/30/14	12/31/13	9/30/13	9/30/14	9/30/13
Net income	$35,943	$44,222	$32,453	$112,808	$96,027
Interest expense	20,555	17,783	16,171	57,111	50,169
Depreciation and amortization:
Continuing operations	58,388	48,084	48,866	166,123	141,039
Discontinued operations	—	17	236	—	1,638
EBITDA	114,886	110,106	97,726	336,042	288,873
Stock compensation expense	3,068	4,011	3,729	9,372	11,541
Loss on early extinguishment of debt	525	—	1,432	525	1,992
Loss on sale of real estate	—	—	—	—	121
Gain on sales of land parcels	(8)	(4,052)	—	(805)	(772)
Impairment of investments	—	853	—	—	—
Deal costs	—	1,446	—	—	—
Adjusted EBITDA	$118,471	$112,364	$102,887	$345,134	$301,755

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

	Three Months Ended			Nine Months Ended
	9/30/14	12/31/13	9/30/13	9/30/14	9/30/13
Adjusted EBITDA	$118,471	$112,364	$102,887	$345,134	$301,755
Operating loss (income) from discontinued operations	180	126	(193)	489	(2,802)
Adjusted EBITDA – excluding discontinued operations	$118,651	$112,490	$102,694	$345,623	$298,953

Total revenues	$185,615	$168,823	$158,315	$538,203	$462,328
Adjusted EBITDA margins	64%	67%	65%	64%	65%

Fixed charge coverage ratio

The fixed charge coverage ratio is the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy financing obligations and preferred stock dividends.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and amortization of debt premiums/discounts.  The fixed charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this quarterly report on Form 10-Q for the three months ended September 30, 2014, and on our annual report on Form 10-K, as of December 31, 2013.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges (dollars in thousands):

	Three Months Ended			Nine Months Ended
	9/30/14	12/31/13	9/30/13	9/30/14	9/30/13
Adjusted EBITDA	$118,471	$112,364	$102,887	$345,134	$301,755

Interest expense	$20,555	$17,783	$16,171	$57,111	$50,169
Add: capitalized interest	12,125	14,116	16,788	35,440	46,499
Less: amortization of loan fees	(2,786)	(2,636)	(2,487)	(8,090)	(7,300)
Less: amortization of debt premiums (discounts)	36	(146)	(153)	(100)	(383)
Cash interest	29,930	29,117	30,319	84,361	88,985
Dividends on preferred stock	6,471	6,471	6,472	19,414	19,414
Fixed charges	$36,401	$35,588	$36,791	$103,775	$108,399

Fixed charge coverage ratio:
– period annualized	3.3x	3.2x	2.8x	3.3x	2.8x
– trailing 12 months	3.3x	2.9x	2.8x	3.3x	2.8x

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage.  Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash.  See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of September 30, 2014, and December 31, 2013 (dollars in thousands):

	As of September 30, 2014		As of December 31, 2013
Secured notes payable	$636,825		$708,831
Unsecured senior notes payable	1,747,290		1,048,230
Unsecured senior line of credit	142,000		204,000
Unsecured senior bank term loans	975,000		1,100,000
Less: cash and cash equivalents	(67,023)		(57,696)
Less: restricted cash	(24,245)		(27,709)
Net debt	$3,409,847		$2,975,656

Adjusted EBITDA:
– quarter annualized	$473,884		$449,456
– trailing 12 months	$457,498		$414,119

Net debt to Adjusted EBITDA:
– quarter annualized	7.2	x	6.6	x
– trailing 12 months	7.5	x	7.2	x

NOI

NOI is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, excluding loss on early extinguishment of debt, impairment of land parcel, depreciation and amortization, interest expense, and general and administrative expense.  We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level.  Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.  NOI on a cash basis is NOI, adjusted to exclude the effect of straight-line rent adjustments required by GAAP.  We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent adjustments to rental revenue.

Further, we believe NOI is useful to investors as a performance measure because when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.  NOI excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties.  For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level.  In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level.  Real estate impairments have been excluded in deriving NOI because we do not consider impairment losses to be property-level operating expenses.  Real estate impairment losses relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses.  Our real estate impairments represent the write-down in the value of the assets to the estimated fair value less cost to sell.  These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values.  Our calculation of NOI also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to the timing of corporate strategy.  Property operating expenses that are included in determining NOI consist of costs that are related to our operating properties, such as utilities, repairs and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries.  General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management.  NOI presented by us may not be comparable to NOI reported by other equity REITs that define NOI differently.  We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations as presented in our consolidated statements of income.  NOI should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity or our ability to make distributions.

Same Property NOI

See discussion of Same Properties and reconciliation of NOI to income from continuing operations in “Results of Operations.”

Unencumbered NOI as a percentage of total NOI from continuing operations

Unencumbered NOI as a percentage of total NOI from continuing operations is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets, as it primarily reflects those income and expense items that are incurred at the unencumbered property level.  We use unencumbered NOI as a percentage of total NOI from continuing operations in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under such debt obligations.  Unencumbered NOI is derived from assets classified in continuing operations that are not subject to any mortgage, deed of trust, lien, or other security interest as of the period for which income is presented.  Unencumbered NOI for periods prior to the three months ended September 30, 2014, has been reclassified to conform to current period presentation related to discontinued operations.  See the reconciliation of NOI to income from continuing operations in “Results of Operations.”

The following table summarizes unencumbered NOI as a percentage of total NOI for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unencumbered NOI	$108,155	$76,607	$315,202	$222,716
Encumbered NOI	20,037	34,024	60,718	100,465
Total NOI from continuing operations	$128,192	$110,631	$375,920	$323,181
Unencumbered NOI as a percentage of total NOI	84%	69%	84%	69%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  The following table illustrates the effect of a 1% increase/decrease in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans, after considering the effect of our interest rate swap agreements, secured debt, and unsecured senior notes payable as of September 30, 2014 (in thousands):

Annualized impact to future earnings due to variable-rate debt:
Rate increase of 1%	$(2,501)
Rate decrease of 1%	$381
Effect on fair value of total consolidated debt and interest rate swap agreements:
Rate increase of 1%	$(165,781)
Rate decrease of 1%	$158,544

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in existence on September 30, 2014.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of September 30, 2014 (in thousands):

Equity price risk:
Increase in fair value of 10%	$17,758
Decrease in fair value of 10%	$(17,758)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  The following table illustrates the effect that a 10% increase or decrease in foreign currency rates relative to the U.S. dollar would have on our earnings, based on our current operating assets outside the U.S. as of September 30, 2014 (in thousands):

Foreign currency exchange rate risk:
Increase in foreign currency exchange rate of 10%	$(116)
Decrease in foreign currency exchange rate of 10%	$116

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Our exposure to market risk elements for the nine months ended September 30, 2014, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2014, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from the Company’s quarterly report on Form 10-Q for the nine months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013 (unaudited), (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the nine months ended September 30, 2014 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2014.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)