Form 10-K
period 2014-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2015-02-24
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $5.5 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2014.

As of February 13, 2015, 72,033,942 shares of common stock were outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 7, 2015.

INDEX TO FORM 10-K

ALEXANDRIA REAL ESTATE EQUITIES, INC.

GLOSSARY

Abbreviations or acronyms that may be used in this document:

ABR	Annualized Base Rent
AFFO	Adjusted Funds from Operations
ASU	Accounting Standards Update
BBA	British Bankers’ Association
bps	Basis Points
CIP	Construction in Progress
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
GAAP	U.S. Generally Accepted Accounting Principles
HVAC	Heating, Ventilation, and Air Conditioning
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IRS	Internal Revenue Service
JV	Joint Venture
LEED	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
MIT	Massachusetts Institute of Technology
NAREIT	National Association of Real Estate Investment Trusts
NAV	Net Asset Value
NBV	Net Book Value
NOI	Net Operating Income
NYSE	New York Stock Exchange
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SoMa	South of Market submarket of the San Francisco Bay Area
TI	Tenant Improvement
U.S.	United States
VIE	Variable Interest Entity

PART I

Certain information and statements included in this annual report on Form 10-K, including, without limitation, statements containing the words “forecast,” “guidance,” “projects,” “estimates,” “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” or “will,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the description of risks and uncertainties in “Item 1A. Risk Factors” in this annual report on Form 10-K.  Additional information regarding risk factors that may affect us is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.  Readers of our annual report on Form 10-K should also read our SEC and other publicly filed documents for further discussion regarding such factors.

As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries.  The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes appearing elsewhere in this annual report on Form 10-K.

ITEM 1. BUSINESS

Overview

We are a Maryland corporation formed in October 1994, that has elected to be taxed as a REIT for federal income tax purposes. We are a fully integrated, self-administered, and self-managed REIT.  We are the largest and leading REIT uniquely focused on collaborative Class A science campuses in urban innovation clusters. Founded in 1994, Alexandria pioneered this niche and has since established a dominant market presence in AAA locations including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria manages its properties through fully integrated regional teams with unparalleled real estate, science, and technology expertise. Alexandria is known for its high-quality and diverse client tenant base. Our client tenants with high credit ratings span the science and technology industries, including renowned academic and medical institutions, multinational pharmaceutical companies, public and private biotechnology entities, U.S. government research agencies, medical device companies, industrial biotech companies, venture capital firms, and science and technology product and service companies. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban campuses that provide its innovative client tenants with highly dynamic and collaborative ecosystems that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. We executed our initial public offering in 1997 and received our investment-grade ratings in 2011.

As of December 31, 2014, Alexandria’s total market capitalization was $10.4 billion and its asset base consisted of 31.5 million square feet, including 18.7 million RSF of operating and current value-creation projects, as well as an additional 12.8 million square feet in future ground-up development projects. The occupancy percentage of our operating properties in North America was 97.0% as of December 31, 2014.  Our average occupancy rate of operating properties as of December 31 of each year from 2000 to 2014 was 94.8%. Our average occupancy rate of operating and redevelopment properties as of December 31 of each year from 2000 to 2014 was 89.4%. Investment-grade client tenants represented 56% of our total ABR as of December 31, 2014.  The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities.

Business objective and strategies

Our primary business objective is to maximize long-term asset value and shareholder returns based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A assets clustered in urban campuses. These key urban campus locations are characterized by high barriers to entry for new landlords, high barriers to exit for client tenants, and a limited supply of available space. They represent highly desirable locations for tenancy by science and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, science, and technology relationships in order to identify and attract new and leading client tenants and to source additional value-creation real estate.

The following chart summarizes the growth of the ABR of our assets in our key cluster submarkets:

Our client tenant base is broad and diverse within the science and technology industries and reflects our focus on regional, national, and international client tenants with substantial financial and operational resources. For a more detailed description of our properties and client tenants, refer to “Item 2. Properties.” We have an experienced Board of Directors and are led by a senior management team with extensive experience in the real estate, science, and technology industries.

Acquisitions

We seek to identify and acquire high-quality properties in our target cluster markets. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the prospective property or properties, including:

•	Proximity to centers of innovation and technological advances;

•	Location of the property and our strategy in the relevant market;

•	Quality of existing and prospective client tenants;

•	Condition and capacity of the building infrastructure;

•	Quality and generic characteristics of the improvements;

•	Physical condition of the structure and common area improvements;

•	Opportunities available for leasing vacant space and for re-tenanting or renewing occupied space;

•	Availability of and/or ability to add appropriate tenant amenities;

•	Availability of land for future ground-up development of new office/laboratory or tech office space;

•	Opportunities to redevelop existing space into higher-rent, generic, and reusable office/laboratory or tech office space;

•	The property’s unlevered yields and;

•	Our ability to increase the property’s long-term financial returns.

Development

A key component of our business model is our value-creation development projects. Our development strategy is primarily to pursue selective projects with significant pre-leasing where we expect to achieve appropriate investment returns and generally match a source of funds for this use. Our value-creation development projects focus on high-quality, generic, and reusable office/laboratory or tech office space to meet the real estate requirements of our wide range of client tenants.

Redevelopment

Another key component of our business model is our value-creation redevelopment of existing office, warehouse, or shell space into high-quality, generic, and reusable office/laboratory or tech office space that can be leased at higher rates. Our redevelopment strategy generally includes significant pre-leasing of certain projects prior to the commencement of redevelopment.

Balance sheet and financial strategy

We seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution to our stockholders through the ownership, operation, management, and selective acquisition, development, and redevelopment of office/laboratory and tech office properties, as well as management of our balance sheet. In particular, we seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution by:

•	Maintaining significant liquidity through borrowing capacity under our unsecured senior line of credit, available commitments under secured construction loans, and cash and cash equivalents;

•	Minimizing the amount of near-term debt maturities in a single year;

•	Maintaining low to modest leverage;

•	Minimizing variable interest rate risk;

•	Generating high-quality, strong, and increasing operating cash flows;

•	Maintaining geographic diversity in stable-value urban intellectual centers of innovation;

•	Renewing existing client tenant space at higher rental rates to the extent possible;

•	Minimizing tenant improvement costs;

•	Improving investment returns through leasing of vacant space and replacing existing client tenants with new client tenants at higher rental rates;

•	Maintaining solid occupancy while also maintaining high lease rental rates;

•	Realizing contractual rental rate escalations, which are currently provided for in approximately 94% of our leases (on an RSF basis);

•	Implementing effective cost control measures, including negotiating pass-through provisions in client tenant leases for operating expenses and certain capital expenditures;

•
Selectively selling real estate assets, including non-income-producing land parcels and non-core/“core-like” operating assets, and investing the proceeds into our highly-leased value-creation development projects;

•	Maintaining access to diverse sources of capital;

•	Selectively acquiring high-quality office/laboratory and tech office properties in our target urban innovation cluster submarkets at prices that enable us to realize attractive returns;

•	Selectively developing properties in our target urban innovation cluster submarkets; and

•
Selectively redeveloping existing office, warehouse, or shell space, or newly acquired properties, into generic office/laboratory or tech office space that can be leased at higher rental rates in our target urban innovation cluster submarkets.

Key Information of Client Tenants	December 31, 2014
Total leases	562
Total client tenants	441
Total properties	193
Single-tenant properties	87
Percentage of single-tenant properties	45%

Percentage of aggregate ABR from our three largest client tenants:
Novartis AG	6.1%
Illumina, Inc.	4.9%
New York University	3.6%
Total percentage of aggregate ABR from our three largest client tenants	14.6%

Refer to the section titled “Client Tenants” under Item 2 to this Report for information regarding the investment-grade ratings of our top three largest client tenants (by percentage of aggregate ABR).

Competition

In general, other office/laboratory and tech office properties are located in close proximity to our properties. The amount of rentable space available in any market could have a material effect on our ability to rent space and on the rents that we can earn. In addition, we compete for investment opportunities with other REITs, insurance companies, pension and investment funds, private equity entities, partnerships, developers, investment companies, owners/occupants, and foreign investors. Many of these entities have substantially greater financial resources than we do and may be able to invest more than we can or accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a client tenant or the geographic concentration of their investments. In addition, as a result of their financial resources, our competitors may offer more free rent concessions, lower rental rates, or higher tenant improvement allowances, in order to attract client tenants. These leasing incentives could hinder our ability to maintain or raise rents and attract or retain client tenants. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell. Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years. However, we believe we have differentiated ourselves from our competitors, as we are the first publicly traded REIT to focus primarily on the office/laboratory real estate niche; we are the largest owner, manager, and developer of office/laboratory properties in key urban markets; and we have the most important relationships in the life science industry.

Financial information about our operating segment

Refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements for information about our one operating segment.

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

Insurance

We carry comprehensive liability, all-risk property, and rental loss insurance with respect to our properties. We select policy specifications and insured limits that we believe to be appropriate given the relative risk of loss, the cost of the coverage, and industry practice. In the opinion of management, the properties in our portfolio are currently adequately insured. In addition, we have obtained earthquake insurance for certain properties located in the vicinity of known active earthquake zones. We also carry environmental insurance and title insurance on our properties. We generally obtain our title insurance policies when we acquire the property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.

Available information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to the foregoing reports, are available, free of charge, through our corporate website at www.are.com as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The current charters of our Board of Directors’ Audit, Compensation, and Nominating & Governance Committees, along with our corporate governance guidelines and Business Integrity Policy and Procedures for Reporting Non-Compliance (the “Business Integrity Policy”), are available on our corporate website. Additionally, any amendments to, and waivers of, our Business Integrity Policy that apply to our Chief Executive Officer and Chief Financial Officer will be available free of charge on our corporate website in accordance with applicable SEC and NYSE requirements. Written requests should be sent to Alexandria Real Estate Equities, Inc., 385 East Colorado Boulevard, Suite 299, Pasadena, California 91101, Attention: Investor Relations. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The public may also download these materials from the SEC’s website at www.sec.gov.

Employees

As of December 31, 2014, we had 243 full-time employees. We believe that we have good relations with our employees. We have adopted a Business Integrity Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified annually.

ITEM 1A. RISK FACTORS

Forward-looking statements

The following risk factors may adversely affect our overall business, financial condition, results of operations, cash flows, ability to make distributions to our stockholders, access to capital, or the market price of our common stock, as further described in each risk factor below.  In addition to the information set forth in this annual report on Form 10-K, one should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC.  Those risk factors could materially affect our overall business, financial condition, results of operations, cash flows, ability to make distributions to our stockholders, access to capital, or the market price of our common stock.  The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations.

Operating factors

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

The realization of any of the above risks could significantly and adversely affect our ability to meet our financial expectations, our financial condition, results of operations, cash flows, ability to make distributions to our stockholders, and ability to satisfy our debt service obligations, and the market price of our common stock, could be materially adversely affected.

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

We may continue to acquire additional properties and/or land and may seek to develop our existing land holdings strategically as warranted by market conditions. These acquisitions and developments could fail to perform in accordance with expectations. If we fail to accurately estimate occupancy levels, lease commencement dates, operating costs, or costs of improvements to bring an acquired property or a development property up to the standards established for our intended market position, the performance of the property may be below expectations. Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure our stockholders that the performance of properties acquired or developed by us will increase or be maintained under our management.

We may fail to obtain the financial results expected from development or redevelopment projects.
There are significant risks associated with development and redevelopment projects, including the possibility that:

•	We may not complete development or redevelopment projects on schedule or within budgeted amounts;

•	We may be unable to lease development or redevelopment projects on schedule or within budgeted amounts;

•	We may expend funds on and devote management’s time to development and redevelopment projects that we may not complete;

•	We may abandon development or redevelopment projects after we begin to explore them and as a result we may lose deposits or fail to recover costs already incurred;

•	Market and economic conditions deteriorate resulting in lower-than-expected rental rates;

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

•
We may fail to retain client tenants that have pre-leased our development or redevelopment projects if we do not complete the construction of these properties in a timely manner or to the client tenants’ specifications;

•
Client tenants that have pre-leased our development or redevelopment projects file for bankruptcy or become insolvent, adversely affecting the income produced by and the value of our properties; or requiring us to change the scope of the project, potentially resulting in higher construction costs and lower financial returns;

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

As of December 31, 2014, we held ground lease obligations that included leases for 28 properties that accounted for approximately 15% of our total number of properties and two land development parcels. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of approximately $10.0 million as of December 31, 2014, our ground lease obligations have remaining lease terms generally ranging from 40 to 100 years, including extension options. If we default under the terms of any particular ground lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a ground lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on our financial condition, results of operations, cash flows, and ability to satisfy our debt service obligations and pay distributions to our stockholders, as well as the market price of our common stock.

We may not be able to operate properties successfully and profitably.

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

We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs onto client tenants.

Our properties are subject to increases in operating expenses including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. As of December 31, 2014, approximately 95% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent. However, we cannot be certain that our client tenants will be able to bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective client tenants, to seek space elsewhere. If operating expenses increase, the availability of other comparable space in the markets we operate in may hinder or limit our ability to increase our rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our stockholders.

The cost of maintaining the quality of our properties may be higher than anticipated, resulting in reduced cash flows and profitability.

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

The bankruptcy or insolvency of a major client tenant may also adversely affect the income produced by a property. If any of our client tenants becomes a debtor in a case under the U.S. Bankruptcy Code, as amended, we cannot evict that client tenant solely because of its bankruptcy. The bankruptcy court may authorize the client tenant to reject and terminate its lease with us. Our claim against such a client tenant for uncollectible future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the client tenant’s lease. Any shortfall in rent payments could adversely affect our cash flows and our ability to make distributions to our stockholders.

We could be held liable for damages resulting from our client tenants’ use of hazardous materials.

Many of our client tenants engage in research and development activities that involve controlled use of hazardous materials, chemicals, and biological and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result. This liability could exceed our resources and any recovery available through any applicable insurance coverage, which could adversely affect our ability to make distributions to our stockholders.

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

Although we review the physical condition of our properties before they are acquired, and as they are developed and redeveloped, any of our properties may have characteristics or deficiencies unknown to us that could adversely affect the property’s value or revenue potential.

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

Our ability to acquire, develop, or redevelop properties depends upon our ability to obtain capital. The real estate industry has historically experienced periods of volatile debt and equity capital markets and/or periods of extreme illiquidity. A prolonged period in which we cannot effectively access the public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain equity or debt capital on acceptable terms could delay or prevent us from acquiring, financing, and completing desirable investments, and could otherwise adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of our then-existing stockholders. Even as liquidity returns to the market, debt and equity capital may be more expensive than in prior years.

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

Our credit ratings may affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain our current credit ratings. In the event that our current credit ratings are downgraded or removed, we would most likely incur higher borrowing costs and experience greater difficulty in obtaining additional financing, which would in turn have a material adverse impact on our financial condition, results of operations, cash flows, and liquidity.

We may not be able to refinance our debt and/or our debt may not be assumable.

Due to the high volume of real estate debt financing in recent years, the real estate industry may require more funds to refinance debt maturities than are available from lenders. This potential shortage of available funds from lenders and stricter credit underwriting guidelines may limit our ability to refinance our debt as it matures or may adversely affect our financial condition, our results of operations, our cash flows, our ability to make distributions to our stockholders, and the market price of our common stock.

We may not be able to borrow additional amounts through the issuance of unsecured bonds, under our unsecured senior line of credit, or through unsecured senior bank term loans.

There is no assurance that we will be able to access the unsecured bond market on favorable terms. Our ability to borrow additional amounts through the issuance of unsecured bonds may be negatively impacted by periods of illiquidity in the bond market.

Aggregate unsecured borrowings under our unsecured senior line of credit and unsecured senior bank term loans require compliance with certain financial and non-financial covenants. Borrowings under our unsecured senior line of credit and unsecured senior bank term loans are funded by a group of banks. Our ability to borrow additional amounts under our unsecured senior line of credit and unsecured senior bank term loans may be negatively impacted by a decrease in cash flows from our properties, a default or cross-default under our unsecured senior line of credit and unsecured senior bank term loans, non-compliance with one or more loan covenants, and non-performance or failure of one or more lenders under our unsecured senior line of credit and unsecured senior bank term loans. In addition, we may not be able to refinance or repay outstanding borrowings on our unsecured senior line of credit or unsecured senior bank term loans.

Our inability to borrow additional amounts on an unsecured basis could delay us in or prevent us from acquiring, financing, and completing desirable investments, which could adversely affect our business; and our inability to refinance or repay amounts under our unsecured senior line of credit or unsecured senior bank term loans may adversely affect our cash flows, ability to make distributions to our stockholders, financial condition, and results of operations.

If interest rates rise, our debt service costs will increase and the value of our properties may decrease.

Our unsecured senior line of credit, unsecured senior bank term loans, and certain other borrowings bear interest at variable rates, and we may incur additional variable-rate debt in the future. Increases in market interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt. Additionally, increases in market interest rates may result in a decrease in the value of our real estate and decrease the market price of our common stock. Accordingly, these increases could adversely affect our financial position and our ability to make distributions to our stockholders.

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

Our unsecured senior line of credit and unsecured senior bank term loans contain customary negative covenants and other financial and operating covenants that, among other things:

•	Restrict our ability to incur additional indebtedness;

•	Restrict our ability to make certain investments;

•	Restrict our ability to merge with another company;

•	Restrict our ability to make distributions to stockholders;

•	Require us to maintain financial coverage ratios; and

•	Require us to maintain a pool of qualified unencumbered assets.

Complying with these restrictions may prevent us from engaging in certain profitable activities and constrain our ability to effectively allocate capital. Failure to comply with these restrictions may result in our defaulting on these and other loans which would likely have a negative impact on our operations, financial position, and ability to make distributions to our stockholders.

Our debt service obligations may have adverse consequences on our business operations.

We use debt to finance our operations, including the acquisition, development, and redevelopment of properties. Our use of debt may have adverse consequences, including the following:

•	Our cash flows from operations may not be sufficient to meet required payments of principal and interest;

•	We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt;

•	If we default on our debt obligations, the lenders or mortgagees may foreclose on our properties that secure those loans;

•	A foreclosure on one of our properties could create taxable income without any accompanying cash proceeds to pay the tax;

•	A default under a loan that has cross-default provisions may cause us to automatically default on another loan or interest rate hedge agreement;

•	We may not be able to refinance or extend our existing debt;

•	The terms of any refinancing or extension may not be as favorable as the terms of our existing debt;

•
We may be subject to a significant increase in the variable interest rates on our unsecured senior line of credit, unsecured senior bank term loans, and certain other borrowings, which could adversely impact our cash flows and operations; and

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

If our properties do not generate revenues sufficient to meet our operating expenses, including our debt service obligations and capital expenditures, we may have to borrow additional amounts to cover fixed costs and cash flow needs. This could adversely affect our ability to make distributions to our stockholders. Factors that could adversely affect the revenues we generate from, and the values of, our properties include:

•	National, local, and worldwide economic conditions;

•	Competition from other properties;

•	Changes in the science and technology industries;

•	Real estate conditions in our target markets;

•	Our ability to collect rent payments;

•	The availability of financing;

•	Changes to the financial and banking industries;

•	Changes in interest rate levels;

•	Vacancies at our properties and our ability to re-lease space;

•	Changes in tax or other regulatory laws;

•	The costs of compliance with government regulation;

•	The lack of liquidity of real estate investments; and

•	Increases in operating costs.

In addition, if a lease at a property is not a triple net lease, we will have greater exposure to increases in expenses associated with operating that property. Significant expenditures, such as mortgage payments, real estate taxes, insurance, and maintenance costs, are generally fixed and do not decrease when revenues at the related property decrease.

If we fail to effectively manage our debt obligations we could become highly leveraged, and our debt service obligations could increase to unsustainable levels.

Our organizational documents do not limit the amount of debt that we may incur. Therefore, if we fail to prudently manage our capital structure, we could become highly leveraged. This would result in an increase in our debt service obligations that could adversely affect our cash flow and our ability to make distributions to our stockholders. Higher leverage could also increase the risk of default on our debt obligations.

Current levels of market volatility are unprecedented.

The capital and credit markets have experienced volatility for several years. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial and/or operating strength. If market disruption and volatility worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition, and results of operations. Disruptions, uncertainty, or volatility in the capital markets may also limit our access to capital from financial institutions on favorable terms, or altogether, and our ability to raise capital through the issuance of equity securities could be adversely affected by causes beyond our control through extraordinary disruptions in the global economy and financial systems or other events.

Failure to meet market expectations for our financial performance would likely adversely affect the market price and volatility of our stock.

Our expected financial results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

•	The status of the economy;

•	The status of capital markets, including availability and cost of capital;

•	Changes in financing terms available to us;

•	Negative developments in the operating results or financial condition of client tenants, including, but not limited to, their ability to pay rent;

•	Our ability to re-lease space at similar rates as vacancies occur;

•	Our ability to reinvest sale proceeds in a timely manner at rates similar to the rate at which assets are sold;

•	Regulatory approval and market acceptance of the products and technologies of client tenants;

•	Liability or contract claims by or against client tenants;

•	Unanticipated difficulties and/or expenditures relating to future acquisitions;

•	Environmental laws affecting our properties;

•	Changes in rules or practices governing our financial reporting; and

•	Other legal and operational matters, including REIT qualification and key management personnel recruitment and retention.

Failure to meet market expectations, particularly with respect to FFO per share, AFFO per share, earnings estimates, operating cash flows, and revenues, would likely result in a decline and/or increased volatility in the market price of our common stock or other outstanding securities.

The price per share of our stock may fluctuate significantly.

The market price per share of our common stock may fluctuate significantly in response to many factors, including, but not limited to:

•	The availability and cost of debt and/or equity capital;

•	The condition of our balance sheet;

•	Actual or anticipated capital requirements;

•	The condition of the financial and banking industries;

•	Actual or anticipated variations in our quarterly operating results or dividends;

•	The amount and timing of debt maturities and other contractual obligations;

•	Changes in our FFO, AFFO, or earnings estimates;

•	The publication of research reports about us, the real estate industry, or the science and technology industries;

•	The general reputation of REITs and the attractiveness of their equity securities in comparison to other debt or equity securities (including securities issued by other real estate-based companies);

•
General stock and bond market conditions, including changes in interest rates on fixed-income securities, that may lead prospective purchasers of our stock to demand a higher annual yield from future dividends;

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

We cannot predict the effect, if any, of future sales of shares of our common stock on the market price of our common stock from time to time. Sales of substantial amounts of capital stock (including the conversion or redemption of preferred stock), or the perception that such sales may occur, could adversely affect prevailing market prices for our common stock. Refer to the section titled “Other Resources and Liquidity Requirements” under the heading “Sources and Uses of Capital” in Item 7 in this Report.

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

As of December 31, 2014, we had $237.2 million outstanding of our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”). Shares of our Series D Convertible Preferred Stock may be converted into shares of our common stock, subject to certain conditions. As of December 31, 2014, the conversion rate for our Series D Convertible Preferred Stock was 0.2480 shares of our common stock per $25.00 liquidation preference, which was equivalent to a conversion price of approximately $100.81 per share of common stock. The conversion rate for our Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock. In addition, we may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of our Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option. Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares.

The conversion of our Series D Convertible Preferred Stock into our common stock would dilute the ownership of our then-existing stockholders, and could adversely affect the market price of our common stock or impair our ability to raise capital through the sale of additional equity securities. Any adjustments that increase the conversion rate of our Series D Convertible Preferred Stock would increase their dilutive effect. Further, the conversion rights by the holders of our Series D Convertible Preferred Stock might be triggered in situations in which we need to conserve our cash reserves, in which event, our election, under certain conditions, to repurchase such Series D Convertible Preferred Stock in lieu of converting it into common stock might adversely affect us and our stockholders.

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

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt. Our Board of Directors may determine in the future to pay dividends on our common stock in cash, shares of our common stock, or a combination of cash and shares of our common stock. For example, we may declare dividends payable in cash or stock at the election of each stockholder, subject to a limit on the aggregate cash that could be paid. Any such dividend would be distributed in a manner intended to count in full toward satisfaction of our annual distribution requirements and to qualify for the dividends paid deduction. While the IRS privately has ruled that such a dividend would so qualify if certain requirements are met, no assurances can be provided that the IRS would not assert a contrary position in the future. Moreover, a reduction in the cash yield on our common stock may negatively impact our stock price.

We have certain ownership interests outside the U.S. that may subject us to risks different from or greater than those associated with our domestic operations.

We have five properties in Canada, as well as eight operating properties, one development project, and several land parcels for future development in Asia.  Acquisition, development, redevelopment, ownership, and operating activities outside the U.S. involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:

•	Adverse effects of changes in exchange rates for foreign currencies;

•	Challenges and/or taxation with respect to the repatriation of foreign earnings or repatriation of proceeds from the sale of one or more of our foreign investments;

•	Changes in foreign political, regulatory, and economic conditions, including nationally, regionally, and locally;

•	Challenges in managing international operations;

•	Challenges in hiring or retaining key management personnel;

•	Challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment, and legal proceedings;

•	Differences in lending practices;

•	Differences in languages, cultures, and time zones; and

•	Changes in applicable laws and regulations in the U.S. that affect foreign operations.

Our foreign investments are subject to taxation in foreign jurisdictions based on local tax laws and regulations, and on existing international tax treaties. We have invested in foreign markets under the assumption that our future earnings in each of those countries will be taxed at the current prevailing income tax rates. There are no guarantees that foreign governments will continue to honor existing tax treaties that we have relied upon for our foreign investments, or that the current income tax rates in those countries will not increase significantly, thus impacting our ability to repatriate our foreign investments and related earnings.

Investments in international markets may also subject us to risks associated with establishing effective controls and procedures to regulate the operations of new offices and to monitor compliance with U.S. laws and regulations, including the Foreign Corrupt Practices Act and similar foreign laws and regulations. The Foreign Corrupt Practices Act and similar applicable anti-corruption laws prohibit individuals and entities from corruptly offering, promising, authorizing, or providing payments or anything of value, directly or indirectly, to government officials in order to obtain, retain, or direct business.  Failure to comply with these laws could subject us to civil and criminal penalties that could materially adversely affect our results of operations or the value of our international investments. In addition, if we fail to effectively manage our international operations, our overall financial condition, results of operations, and cash flow, and the market price of our common stock, could be adversely affected.

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

•
Our partners, co-members, or joint ventures might have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease or re-lease the property, operate the property, or our ability to maintain our qualification as a REIT;

•	Our ability to sell the interest on advantageous terms when we so desire may be limited or restricted under the terms of our agreements with our partners; and

•	We may not continue to own or operate the interests or assets underlying such relationships or may need to purchase such interests or assets at an above market price to continue ownership.

We generally seek to maintain control of our partnerships, limited liability companies, and joint ventures in a manner sufficient to permit us to achieve our business objectives. However, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flows, or ability to make distributions to our stockholders, or the market price of our common stock.

External factors may adversely impact the valuation of investments.

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the science and technology industries. The valuation of these investments is affected by many external factors beyond our control, including, but not limited to, market prices, market conditions, the effect of healthcare reform legislation, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, and new collaborative agreements. Unfavorable developments with respect to any of these factors may have an adverse impact on the valuation of our investments.

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

We depend upon the services and contributions of relatively few senior officers. The loss of services or contributions of any one of them may adversely affect our business, financial condition, and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of office/laboratory and tech office properties and with major client tenants in the science and technology industries. We cannot assure our stockholders that our senior officers will remain employed with us.

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

If we failed to qualify as a REIT, we would be taxed at corporate rates and would not be able to take certain deductions when computing our taxable income.

If, in any taxable year, we failed to qualify as a REIT:

•	We would be subject to federal income tax on our taxable income at regular corporate rates;

•	We would not be allowed a deduction for distributions to our stockholders in computing taxable income;

•
We would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification, unless we were entitled to relief under the Internal Revenue Code; and

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

We are dependent on third parties to manage the amenities at our properties.

We retain third party managers to manage certain amenities at our properties, such as restaurants, conference centers, and exercise facilities. Our income from our properties may be adversely affected if these parties fail to provide quality services and amenities with respect to our properties. While we monitor the performance of these third parties, we may have limited recourse if we believe they are not performing adequately. In addition, these third party managers may operate, and in some cases may own or invest in, properties that compete with our properties, which may result in conflicts of interest. As a result, these third party managers may have made, and may in the future make, decisions that are not in our best interests.

We may change our business policies without stockholder approval.

Our Board of Directors determines all of our material business policies, with management’s input, including those related to our:

•	Status as a REIT;

•	Incurrence of debt and debt management activities;

•	Selective acquisition, disposition, development, and redevelopment activities;

•	Stockholder distributions; and

•	Other policies, as appropriate.

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

In order for a company to qualify as a REIT under the Internal Revenue Code, not more than 50% of the value of its outstanding stock may be owned, directly or constructively, by five or fewer individuals or entities (as set forth in the Internal Revenue Code) during the last half of a taxable year. Furthermore, shares of our company’s outstanding stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year.

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

Market and industry factors

We face substantial competition in our target markets.

The significant competition for business in our target markets could have an adverse effect on our operations. We compete for investment opportunities with:

•	Other REITs;

•	Insurance companies;

•	Pension and investment funds;

•	Private equity entities;

•	Foreign investors;

•	Partnerships;

•	Developers;

•	Investment companies; and

•	Owners/occupants.

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

Poor economic conditions in our markets could adversely affect our business.

Our properties are primarily located in the following markets:

•	Greater Boston;

•	San Francisco Bay Area;

•	New York City;

•	San Diego;

•	Seattle;

•	Maryland;

•	Research Triangle Park;

•	Canada; and

•	Asia.

As a result of our geographic concentration, we depend upon the local economic and real estate conditions in these markets. We are, therefore, subject to increased exposure (positive or negative) to economic, tax, and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in any of these markets. An economic downturn in any of these markets could adversely affect our operations and our ability to make distributions to stockholders. We cannot assure our stockholders that these markets will continue to grow or remain favorable to the science and technology industries.

Improvements to properties are significantly more costly than improvements to traditional office space.

Many of our properties generally contain infrastructure improvements that are significantly more costly than improvements to other property types. Although we have historically been able to recover the additional investment in infrastructure improvements through higher rental rates, there is the risk that we will not be able to continue to do so in the future. Typical improvements include:

•	Reinforced concrete floors;

•	Upgraded roof loading capacity;

•	Increased floor-to-ceiling heights;

•	Heavy-duty HVAC systems;

•	Enhanced environmental control technology;

•	Significantly upgraded electrical, gas, and plumbing infrastructure; and

•	Laboratory benches.

We are dependent on the science and technology industries, and changes within these industries may adversely impact our revenues from lease payments and results of operations.

In general, our business strategy is to invest primarily in properties used by client tenants in the science and technology industries. Our business could be adversely affected if the science and technology industries are impacted by an economic, financial, or banking crisis, or if the science and technology industries migrate from the U.S. to other countries. Because of our industry focus, events within these industries may have a more pronounced effect on our ability to make distributions to our stockholders than if we had more diversified investments. Also, some of our properties may be better suited for a particular science and technology client tenant and could require significant modification before we are able to re-lease vacant space to another client tenant. Generally, our properties may not be suitable for lease to traditional office client tenants without significant expenditures on renovations.

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for office/laboratory and tech office properties at the time the leases are negotiated and the increases are proposed.

It is common for businesses in the science and technology industries to undergo mergers or consolidations.  Mergers or consolidations of science and technology entities in the future could reduce the rentable square footage requirements of our client tenants and prospective client tenants, which may adversely impact our revenues from lease payments and results of operations.

Our results of operations depend on our client tenants’ research and development efforts and their ability to obtain funding for these efforts.

Our client tenant base includes entities in the pharmaceutical, biotechnology, medical device, science, technology, and related industries; academic institutions; government institutions; and private foundations. Our client tenants base their research and development budgets on several factors, including the need to develop new products, the availability of government and other funding, competition, and the general availability of resources.

Research and development budgets fluctuate due to changes in available resources, research priorities, general economic conditions, institutional and government budgetary limitations, and mergers and consolidations of entities.  Our business could be adversely impacted by a significant decrease in research and development expenditures by either our client tenants or the science and technology industries.

Additionally, our client tenants include research institutions whose funding is largely dependent on grants from government agencies such as the U.S. National Institutes of Health, the National Science Foundation, and similar agencies or organizations.  Government funding of research and development is subject to the political process, which is often unpredictable. Other programs, such as Homeland Security or defense, could be viewed by the government as higher priorities.  Additionally, proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the U.S. National Institutes of Health and other government agencies that fund research and development activities.  Any shift away from funding of research and development or delays surrounding the approval of government budget proposals may adversely impact our client tenants’ operations, which in turn may impact their ability to make lease payments to us, and thus adversely impact our results of operations.

Our life science client tenants are subject to a number of risks unique to their industry, including (i) high levels of regulation, (ii) failures in the safety and efficacy of their products, (iii) significant funding requirements for product research and development, and (iv) changes in technology, patent expiration, and intellectual property protection. These risks, including the following, may adversely affect their ability to make rental payments to us or satisfy their other lease obligations, and consequently, may materially adversely affect our business, results of operations, financial condition, and stock price.

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

•
Some of our client tenants depend upon the commercial success of certain products. Even if a product made by a client tenant is successfully developed and proven safe and effective in human clinical trials, and the requisite regulatory approvals are obtained, subsequent discovery of safety issues with these products could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, loss of approval, withdrawal of products from the market, and the imposition of fines or criminal penalties.

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

Significant funding requirements for product research and development

•
Some of our client tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from venture capital firms; private investors; the public markets; companies in the life science; or federal, state, and local governments. Such funding may become unavailable or difficult to obtain. The ability of each client tenant to raise capital will depend on its financial and operating condition and the overall condition of the financial, banking, and economic environment.

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

•
Many of our client tenants depend upon patents to provide exclusive marketing rights for their products. As their product patents expire, competitors of these client tenants may be able to legally produce and market products similar to those products of our client tenants, which could have a material adverse effect on their sales and results of operations.

We cannot assure our stockholders that our life science industry client tenants will be able to develop, make, market, or sell their products and technologies due to the risks inherent in the life science industry. Any life science industry client tenant that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making rental payments to us or satisfying their other lease obligations to us. Such risks may also decrease the credit quality of our life science industry client tenants, or cause us to expend more funds and resources on the space leased by these client tenants than we originally anticipated. The increased burden on our resources due to adverse developments relating to our life science industry client tenants may cause us to achieve lower-than-expected yields on the space leased by these client tenants. Negative news relating to our more significant life science industry client tenants may also adversely impact our stock price.

Our technology industry client tenants are subject to a number of risks unique to their industry, including (i) an uncertain regulatory environment, (ii) rapid technological changes, (iii) a dependency on the maintenance and security of the Internet infrastructure,(iv) significant funding requirements for product research and development, and (v) inadequate intellectual property protections. These risks, including the following, may adversely affect their ability to make rental payments to us or satisfy their other lease obligations, and consequently, may materially adversely affect our business, results of operations, financial condition, and stock price.

Uncertain regulatory environment

•
Laws and regulations governing the Internet, e-commerce, electronic devices, and other services are evolving. Existing and future laws and regulations may impede the growth of our technology industry client tenants. These laws and regulations may cover, among other areas, taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, business licensing, and consumer protection.

Rapid technological changes

•
The technology industry is characterized by rapid changes in customer requirements and preferences, frequent new product and service introductions, and the emergence of new industry standards and practices. A failure to respond in a timely manner to these market conditions could materially impair the operations of our technology industry client tenants.

Dependency on the maintenance and security of the Internet infrastructure

•
Some of our client tenants depend on continued and unimpeded access to the Internet by users of their products and services, as well as access to mobile networks. Internet service providers and mobile network operators may be able to block, degrade, or charge additional fees to these client tenants or users.

•
The Internet has experienced, and is likely to continue to experience, outages and other delays. These outages and delays, as well as problems caused by computer malware, viruses, worms, and similar programs, may materially affect the ability of our technology industry client tenants to conduct business.

•	Security breaches or network attacks may delay or interrupt the services provided by our client tenants and could harm their reputations or subject them to significant liability.

Significant funding requirements for product research and development

•
Some of our client tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from venture capital firms; private investors; the public markets; companies in the technology industry; or federal, state, and local governments. Such funding may become unavailable or difficult to obtain. The ability of each client tenant to raise capital will depend on its financial and operating condition and the overall condition of the financial, banking, and economic environment.

•	Even with sufficient funding, some of our client tenants may not be able to discover or identify potential customers or may not be able to create tools or technologies that are commercially useful.

•	Some of our client tenants may not be able to successfully manufacture their products economically.

•	Marketed products also face commercialization risk, and client tenants may never realize projected levels of product utilization or revenues.

•	Negative news regarding the products or other business developments of our client tenants may cause their stock price or credit profile to deteriorate.

Inadequate intellectual property protections

•
The products and services provided by some of our client tenants are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent them from enforcing or defending their proprietary technologies. These client tenants may also face legal risks arising out of user-generated content.

•
Trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require our technology industry client tenants to incur significant costs to protect their intellectual property rights.

We cannot assure our stockholders that our technology industry client tenants will be able to develop, make, market, or sell their products and services due to the risks inherent in the technology industry. Any technology industry client tenant that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making rental payments to us or satisfying their other lease obligations to us. Such risks may also decrease the credit quality of our technology industry client tenants, or cause us to expend more funds and resources on the space leased by these client tenants than we originally anticipated. The increased burden on our resources due to adverse developments relating to our technology industry client tenants may cause us to achieve lower-than-expected yields on the space leased by these client tenants. Negative news relating to our more significant technology industry client tenants may also adversely impact our stock price.

Government factors

Negative impact on economic growth resulting from the combination of federal income tax increases, debt policy, and government spending restrictions may adversely affect our results of operations.

Global macroeconomic conditions affect our client tenants’ businesses. Developments such as the recent recession and instability in the banking and government sectors of the U.S. and Europe, and/or the negative impact on economic growth resulting from the combination of government tax increases, debt policy, and spending restrictions, may have an adverse effect on our revenue growth and profitability. Volatile, negative, or uncertain economic conditions could undermine business confidence in our significant markets or in other markets and cause our client tenants to reduce or defer their spending, which would negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographic regions in which we operate and the industries we serve may in the future affect demand for our services. A material portion of our revenues and profitability is derived from our client tenants in North America, some of which derive significant revenues from their international operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and spending plans. Economic volatility and uncertainty are particularly challenging because it may take some time for the effects and resulting changes in demand patterns to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our results of operations. These risks may impact our overall liquidity, our borrowing costs, or the market price of our common stock.

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

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. U.S. federal debt is expected to reach the current debt ceiling in the coming months. The U.S. Congress has authority to raise or suspend the debt ceiling, and has done so in the past. For example, in 2011, the U.S. Congress raised the debt ceiling by enacting the Budget Control Act of 2011, resulting in sequestration and the lowering of the credit rating of the U.S. federal government. More recently, the U.S. Congress temporarily increased the debt ceiling following a partial shutdown of the U.S. federal government in October 2013, and in February 2014, adopted legislation to suspend the debt ceiling until March 15, 2015. Absent an increase in, or further suspensions to, the debt ceiling in 2015, the U.S. federal government may partially shut down again and/or default on its existing loans as a result of reaching the debt ceiling.

Furthermore, the mid-term elections of November 2014 resulted in split control of the legislative and executive branches of government between the Republican and Democratic parties. As a result, further government gridlock in enacting necessary fiscal policies may continue. An inability of the U.S. federal government to manage its fiscal matters, reduce the duration and scope of sequestration, or manage its debt may result in the loss of economic confidence domestically and globally, reduce investment spending, increase borrowing costs, impact availability and cost of capital, and significantly reduce economic activity. Furthermore, a failure by the U.S. federal government to enact appropriate fiscal legislation may significantly impact the national and global economic and financial environment and affect our business and the businesses of our client tenants. If economic conditions severely deteriorate as a result of government fiscal gridlock, our client tenants’ operations could be adversely affected, which could adversely impact our financial condition and results of operations. These risks may also impact our overall liquidity, our borrowing costs, or the market price of our common stock.

Monetary policy actions by the Federal Reserve could adversely impact our financial condition and our ability to make distributions to our stockholders.

In recent years, the Federal Reserve has implemented a series of monetary policy initiatives in response to economic conditions. Many of these policies have involved quantitative easing, which involves open market transactions by monetary authorities to stimulate economic activity through the purchase of assets with longer maturities than short-term government bonds. Among other things, quantitative easing is intended to create or maintain a low-interest-rate environment and to stimulate economic activity. The Federal Reserve, in an attempt to stimulate the U.S. economy, has also adopted in recent years a low-interest-rate policy through its targeted federal funds rate and purchases of mortgage-backed securities.

In May 2013, the financial markets began interpreting comments by members of the Federal Reserve, including its chairman, that its quantitative easing would begin to be reduced sometime in 2013. The Federal Reserve commenced the so-called “tapering” of quantitative easing in January 2014 and ended quantitative easing in late 2014. Because of expectations for near-term tapering of quantitative easing, the markets experienced an abrupt but temporary transition to higher long-term interest rates in May and June 2013. More recently, the Federal Reserve signaled that it might be increasing the targeted federal funds rate in the near future, which would likely result in an increase in market interest rates. Increases in market interest rates would increase our interest expense under our unhedged variable rate borrowings and would increase the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Accordingly, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

Government changes to the healthcare system may have a negative impact on the pricing of drugs, cost of healthcare coverage, and reimbursement of healthcare services and products.

The U.S. Food and Drug Administration and comparable agencies in other jurisdictions directly regulate many critical activities of science, technology, and healthcare industries, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, and product risk management. In both domestic and foreign markets, sales of products depend, in part, on the availability and amount of reimbursement by third-party payers, including governments and private health plans. Governments may regulate coverage, reimbursement, and pricing of products to control cost or affect utilization of products. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Substantial uncertainty exists regarding the reimbursement by third-party payers of newly approved healthcare products. The U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. Government and other regulatory oversight and future regulatory and government interference with the healthcare systems may adversely impact our client tenants’ businesses and our business.

U.S. government client tenants may not receive government funding, which could hinder their ability to pay us.

U.S. government tenants are subject to government funding. If one or more of our U.S. government client tenants fail to receive government funding, we may not be able to collect rental amounts due to us. In addition, recent budgetary pressures have resulted in, and may continue to result in, reduced allocations to government agencies that fund research and development activities, such as the U.S. National Institutes of Health. For instance, the U.S. National Institutes of Health budget has been, and may continue to be, significantly impacted by the sequestration provisions of the Budget Control Act of 2011 that became effective on March 1, 2013. Past proposals to reduce budget deficits have included reduced U.S. National Institutes of Health and other research and development budgets. Any shift away from the funding of research and development, or delays surrounding the approval of government budget proposals, may cause our client tenants to default on rental payments, or delay or forgo leasing our rental space, which could adversely affect our business, financial condition, or results of operations. In addition, defaults under leases with U.S. government client tenants are governed by federal statute and not by state eviction or rent deficiency laws. As of December 31, 2014, leases with U.S. government client tenants at our properties accounted for approximately 2.9% of our aggregate ABR.

Some of our client tenants may be subject to increasing government price controls and other healthcare cost-containment measures.

Government healthcare cost-containment measures can significantly affect our client tenants’ revenue and profitability. In many countries outside the U.S., government agencies strictly control, directly or indirectly, the prices at which our pharmaceutical industry client tenants’ products are sold. In the U.S., our pharmaceutical industry client tenants are subject to substantial pricing pressures from state Medicaid programs and private insurance programs and pharmacy benefit managers, and implementation of the recently enacted U.S. healthcare reform legislation is increasing these pricing pressures. In addition, many state legislative proposals could further negatively affect pricing and/or reimbursement for our pharmaceutical industry client tenants’ products. We anticipate that pricing pressures from both governments and private payers inside and outside the U.S. will become more severe over time.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows, or financial condition.

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

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions is currently uncertain, pending further definition through rule-making proceedings. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping requirements, and reporting requirements; and imposition of position limits. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until all regulations have been adopted by the SEC and the Commodity Futures Trading Commission. The new legislation and any new regulations could result in future increases to the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of hedge counterparties available to us.

Global factors

A global financial crisis, high structural unemployment levels, and other events or circumstances beyond our control may adversely affect our industry, business, results of operations, contractual commitments, and access to capital.

What began initially in 2007 and 2008 as a “subprime” mortgage crisis turned into an extraordinary U.S. and worldwide structural economic and financial crisis coupled with the rapid decline of the consumer economy. From 2008 through 2010, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. contributed to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. These factors, combined with volatile oil prices and fluctuating business and consumer confidence, precipitated a steep economic decline. From 2011 through 2014, the U.S. economy showed significant signs of improvement, but other economies around the world, including Europe and Japan continue to demonstrate sluggish or stagnant growth. Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system. Consumers and money managers have liquidated and may liquidate equity investments, and consumers and banks have held and may hold cash and other lower-risk investments, resulting in significant and, in some cases, catastrophic declines in the equity capitalization of companies and failures of financial institutions. Although U.S. bank earnings and liquidity are on the rebound, the potential of significant future bank credit losses creates uncertainty for the lending outlook.

The downgrade of the U.S. government’s sovereign credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition, and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with sovereign debt conditions in Europe, have increased the possibility of additional downgrades of sovereign credit ratings and economic slowdowns. Although U.S. lawmakers had passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, certain European nations have recently experienced varying degrees of financial stress, including Greece, Ireland, Italy, Portugal, and Spain. Despite assistance packages to Greece, Ireland, Portugal, and Spain, the creation of the European Financial Stability Facility and the European Financial Stabilisation Mechanism, and the recent announcement of the creation of a quantitative easing program by the European Central Bank, we do not know whether the recent sovereign financial difficulties within the European Union governments will reemerge with a higher degree of negative impact to the financial markets. Market concerns over the direct and indirect exposure of European banks and insurers to these European Union peripheral nations have resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. There can be no assurance that government or other measures to aid economic recovery will be effective. These developments, and the U.S. government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the lowered credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on the market price of our common stock. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

Recent financial and economic trouble in emerging-market economies may adversely impact the U.S. and global economies.

Since the beginning of 2014, several emerging-market economies, including Argentina, Venezuela, Ukraine, Hungary, Thailand, Afghanistan, and Iraq, have experienced severe financial and economic trouble. Other emerging economies, including Russia, India, Indonesia, Brazil, Turkey, and South Africa, have also reported significant economic issues including fiscal deficits, falling growth rates, above-target inflation, and political uncertainty from on-going geo-political conflicts and uncertainties. It is not possible to predict whether this economic and political turmoil might negatively impact the developed economies around the world, including the U.S. If these macroeconomic and political issues are not managed appropriately, they could lead to currency, sovereign debt, or banking crises and other financial turmoil and uncertainty. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to risks from potential fluctuations in exchange rates between the U.S. dollar and foreign currencies.

We have properties and operations in countries where the U.S. dollar is not the local currency and we thus are subject to international currency risk from the potential fluctuations in exchange rates between the U.S. dollar and the local currency. A significant decrease or volatility in the value of the Canadian dollar, Indian rupee, Chinese renminbi, or other currencies in countries where we may have an investment could materially affect our results of operations. We may attempt to mitigate such effects by borrowing in the local foreign currency in which we invest. Any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

Changes in the method of determining LIBOR may adversely affect interest expense related to outstanding debt.

We hold certain instruments in our debt profile on which interest rates move in direct relation to LIBOR, depending on our selection of borrowing options. Beginning in 2008, concerns have been raised that some of the member banks surveyed by the BBA in connection with the calculation of daily LIBOR across a range of maturities and currencies may have underreported, overreported, or otherwise manipulated the interbank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that might have resulted from reporting interbank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with a number of their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations have been instigated by regulators and government authorities in various jurisdictions. Other member banks may also enter into such settlements with, or have proceedings brought by, their regulators or law enforcement agencies in the future. If manipulation of LIBOR occurred, it may have resulted in LIBOR having been artificially lower (or higher) than it would otherwise have been. Any such manipulation could have occurred over a substantial period of time.

On September 28, 2012, British regulators published a report on the review of LIBOR. The report concluded that LIBOR should be retained as a benchmark, but recommended a comprehensive reform of LIBOR, including replacing the BBA with a new independent administrator of LIBOR. Based on this report, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (“FCA”) were published and came into effect on April 2, 2013 (the “FCA Rules”). In particular, the FCA Rules include requirements that (i) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (ii) firms submitting data to LIBOR establish and maintain a clear conflicts-of-interest policy and appropriate systems and controls. In response, NYSE Euronext Rate Administration Ltd. (“NYSE Euronext”) was appointed as the independent LIBOR administrator, effective in early 2014. It is not possible to predict the effect of the FCA Rules, any changes in the methods pursuant to which LIBOR is determined, the administration of LIBOR by NYSE Euronext, and any other reforms to LIBOR that will be enacted in the United Kingdom and elsewhere. In addition, any changes announced by the FCA, the BBA, NYSE Euronext, or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which LIBOR is determined, as well as manipulative practices or the cessation thereof, may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the level of the index. Fluctuation or discontinuation of LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments. We rely on interest rate swaps to help mitigate our exposure to such interest rate risk, on a portion of our debt obligations. However, there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.

Adoption of the Basel III standards and other regulatory standards affecting financial institutions may negatively impact our access to financing or affect the terms of our future financing arrangements.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision (the “Basel Committee”) adopted the Basel III regulatory capital framework (“Basel III” or the “Basel III Standards”). The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel Committee agreed to delay implementation of the Basel III Standards and expanded the scope of assets permitted to be included in certain banks’ liquidity measurements. U.S. banking regulators have elected to implement substantially all of the Basel III Standards, with implementation of Basel III commencing in 2014 and scheduled to be incrementally implemented through 2019.

Since approving the Basel III Standards, U.S. regulators have also issued rules which impose upon the most systemically significant banking organizations in the U.S. supplementary leverage ratio standards (the “SLR Standards”) more stringent than those of the Basel III Standards. In addition, U.S. regulators have recently proposed a rule that establishes a methodology to identify whether a U.S. bank holding company is a global systemically important banking organization (a “GSIB”). Any firm identified as a GSIB would be subject to a risk-based capital surcharge that is calibrated based on its systemic risk profile. Under the proposed rule, the capital surcharge would be phased in beginning on January 1, 2016, and would become fully effective on January 1, 2019.

On September 3, 2014, U.S. banking regulators issued a final rule to implement the Basel Committee’s liquidity coverage ratio (the “LCR”) in the U.S. (the “LCR Final Rule”). The LCR is intended to promote the short-term resilience of internationally active banking organizations to improve the banking industry’s ability to absorb shocks arising from idiosyncratic or market stress, and to improve the measurement and management of liquidity risk. The LCR Final Rule contains requirements that are in certain respects more stringent than the Basel Committee’s LCR. The LCR measures an institution’s high-quality liquid assets against its net cash outflows. Under the LCR Final Rule, the LCR began phasing in on January 1, 2015, at 80%, with full implementation beginning on January 1, 2017.

U.S. regulators have also issued and proposed rules which impose additional restrictions on the business activities of financial institutions, including their trading and investment activities. For example, in December 2013, U.S. regulators adopted a final rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits certain U.S. and foreign financial institutions from investing in or sponsoring “covered funds,” which include private equity funds or hedge funds and certain other proprietary activities. The effects of the Volcker Rule are uncertain but it is in any event likely to curtail various banking activities that in turn could result in uncertainties in the financial markets.

The implementation of the Basel III Standards, the SLR Standards, the GSIB capital surcharge, the LCR Final Rule, the Volcker Rule, and other similar rules and regulations could cause an increase in capital requirements for, and place other financial constraints on, both U.S. and foreign financial institutions from which we borrow, which may negatively impact our access to financing or affect the terms of our future financing arrangements.

Other factors

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

In the commercial real estate sector in which we operate, the uncertainties posed by various initiatives of accounting standard-setting authorities to fundamentally rewrite major bodies of accounting literature constitute a significant source of uncertainty as to the basic rules of business engagement.  Changes in accounting standards and requirements, including the potential requirement that U.S. public companies prepare financial statements in accordance with international standards, proposed lease standards, and the adoption of accounting standards likely to require the increased use of “fair value” measures, may have a significant effect on our financial results and on the results of our client tenants, which would have a secondary impact on us.  New accounting pronouncements and interpretations of existing pronouncements are likely to continue to occur at an accelerated pace as a result of recent Congressional and regulatory actions and continuing efforts by the accounting profession itself to reform and modernize its principles and procedures.

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

The federal legislative response culminated in the enactment on July 21, 2010, of the Dodd-Frank Act.  The Dodd-Frank Act contains far-reaching provisions that substantially revise, or provide for the revision of, longstanding, fundamental rules governing the banking and investment banking industries, and provide for the broad restructuring of the regulatory authorities in these areas.  The Dodd-Frank Act has resulted in, and is expected to continue to result in, profound changes in the ground rules for financial business activities in the U.S.

To a large degree, the impacts of the legislative, regulatory, and accounting reforms to date are still not clear.  Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rule making by regulatory authorities.  While we do not currently expect the Dodd-Frank Act to have a significant impact on our business activities, the Dodd-Frank Act’s impact on us may not be known for an extended period of time.  The Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial or real estate industries or affecting taxation that are proposed or pending in the U.S. Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework within which we operate in ways that are not currently identifiable.  The Dodd-Frank Act also has resulted in, and is expected to continue to result in, substantial changes and dislocations in the banking industry and the financial services sector in ways that could have significant effects on, for example, the availability and pricing of unsecured credit, commercial mortgage credit, and derivatives, such as interest rate swaps, which are important aspects of our business.  Accordingly, new laws, regulations, and accounting standards, as well as changes to, or new interpretations of, currently accepted accounting practices in the real estate industry may adversely affect our results of operations.

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

Changes in financial accounting standards related to accounting for leases may adversely impact us.

The regulatory boards and government agencies that determine financial accounting standards and disclosures in the U.S., including the FASB and the IASB (collectively, the “Boards”) and the SEC, continually change and update the financial accounting standards we must follow. Currently, the Boards are considering, among other items, proposed changes to the accounting standards for leases for both lessees and lessors.

These proposals may or may not ultimately be implemented by the Boards. If some or all of the current proposals were to become final standards, our balance sheet, results of operations, or market price of common stock could be significantly impacted. Such potential impacts include, without limitation:

•	Significant changes to our balance sheet relating to the recognition of operating leases as assets or liabilities based on existing lease terms and whether we are the lessor or lessee; and

•
Significant fluctuations in our reported results of operations, including fluctuations in our expenses related to amortization of new lease-related assets and/or liabilities and assumed interest costs with leases.

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

Accounting for public companies in the U.S. has historically been conducted in accordance with GAAP as established by the FASB, an independent body whose standards are recognized by the SEC as authoritative for publicly held companies.  The IASB is a London-based independent board established in 2001 and charged with the development of IFRS.  IFRS generally reflects accounting practices that prevail in Europe and in developed nations in other parts of the world.

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

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. For example, most of our properties are located along the east and west coasts of the U.S. To the extent that climate change impacts changes in weather patterns, our markets could experience increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for space at our properties or result in our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of, or availability of, property insurance on terms we find acceptable, increasing the cost of energy, and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations, or business.

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

IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including managing our building systems. They also may be critical to the operations of certain of our client tenants and our service providers. Although we make efforts to maintain the security and integrity of these types of networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. While, to date, we have not experienced a cyber-attack or cyber-intrusion, we may be unable to anticipate or to implement adequate security barriers or other preventive measures. A security breach or other significant disruption involving our IT networks and related systems could:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2014, we had 193 properties containing approximately 18.7 million RSF of office/laboratory and tech office space. The occupancy percentage of our operating properties in North America was 97.0% as of December 31, 2014. The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of science and technology client tenants. These improvements typically are generic rather than being specific to a particular client tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of client tenants. Improvements to our properties typically include:

•	Reinforced concrete floors;

•	Upgraded roof loading capacity;

•	Increased floor-to-ceiling heights;

•	Heavy-duty HVAC systems;

•	Enhanced environmental control technology;

•	Significantly upgraded electrical, gas, and plumbing infrastructure; and

•	Laboratory benches.

As of December 31, 2014, we held a fee simple interest in each of our properties, with the exception of 28 properties that accounted for approximately 15% of our total number of properties. Of the 28 properties, we held 14 properties in the Greater Boston market, five properties in the San Francisco Bay Area market, two properties in the New York City market, one property in the Maryland market, two properties in the Research Triangle Park market, and four properties in the Asia market pursuant to ground leasehold interests. As of December 31, 2014, our asset base also contained two land parcels in India, which we held pursuant to ground leasehold interests. Refer to further discussion in our consolidated financial statements and notes thereto in “Item 15. Exhibits and Financial Statement Schedules.”

As of December 31, 2014, we had 562 leases with a total of 441 client tenants, and 87, or 45%, of our 193 properties were single-tenant properties. Leases in our multi-tenant buildings typically have initial terms of five to 10 years, while the single-tenant building leases typically have initial terms of 10 to 20 years. As of December 31, 2014:

•	Investment-grade client tenants represented 56% of our total ABR;

•
Approximately 95% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent;

•
Approximately 94% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index; and

•
Approximately 93% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

Our leases also typically give us the right to review and approve tenant alterations to the property. Generally, tenant-installed improvements to the properties are reusable generic improvements and remain our property after termination of the lease at our election. However, we are permitted under the terms of most of our leases to require that the client tenant, at its expense, remove certain non-generic improvements and restore the premises to their original condition.

LEED Certifications

We strive to maximize the environmental efficiency of our properties. We closely manage the different development, redevelopment, and operating stages of many of our properties, from design and construction to maintenance of the life cycle of our buildings to achieve environmentally responsible and resource-efficient assets. The LEED set of rating systems developed by the U.S. Green Building Council allows building owners to measure this efficiency. During 2014, we obtained LEED Platinum certification at one project and LEED Gold certifications at two projects. As of December 31, 2014, our asset base had 30 LEED-Certified projects: four LEED Platinum projects, 18 LEED Gold projects, and eight LEED Silver projects. As of December 31, 2014, we also had 25 LEED projects in process.

Location of properties

The locations of our properties are diversified among a number of top science and technology cluster submarkets. The following table sets forth, as of December 31, 2014, the total RSF and ABR of our properties by market (dollars in thousands):

	RSF					Number of Properties (1)	ABR
Market	Operating	Development	Redevelopment	Total	% Total
Greater Boston	3,703,238	646,282	112,500	4,462,020	23%	39	$163,029	29%
San Francisco Bay Area	2,712,598	422,980	—	3,135,578	17	27	115,013	21
New York City	635,608	177,221	—	812,829	4	4	50,098	9
San Diego	3,063,927	419,728	31,277	3,514,932	19	48	103,048	19
Seattle	746,260	—	—	746,260	4	10	29,881	5
Maryland	2,156,196	—	—	2,156,196	12	29	49,164	9
Research Triangle Park	1,025,786	61,547	—	1,087,333	6	16	21,371	4
Canada	322,967	—	—	322,967	2	4	8,946	2
Non-cluster markets	60,178	—	—	60,178	—	2	1,000	—
North America	14,426,758	1,727,758	143,777	16,298,293	87	179	541,550	98
Asia	1,242,702	129,762	—	1,372,464	7	9	6,433	1
Subtotal	15,669,460	1,857,520	143,777	17,670,757	94	188	547,983	99
Properties “held for sale” (2)	1,058,525	—	—	1,058,525	6	5	6,783	1
Total	16,727,985	1,857,520	143,777	18,729,282	100%	193	$554,766	100%

(1)    Certain properties are pledged as security under our secured notes payable as of December 31, 2014. Refer to “Schedule III – Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.” in “Item 15. Exhibits and Financial Statement Schedules” for additional information on our properties, including encumbered properties.
(2)    See page 65 for additional information regarding properties “held for sale” as of December 31, 2014.

Client tenants

Our properties are leased to a high-quality and diverse group of client tenants, with no client tenant accounting for more than 6.1% of our ABR. The following table sets forth information regarding leases with our 20 largest client tenants based upon ABR as of December 31, 2014 (dollars in thousands):

		Remaining Lease Term in Years (1)	Aggregate RSF	ABR	Percentage of Aggregate ABR	Investment-Grade Ratings
	Client Tenant					Fitch	Moody’s	S&P
1	Novartis AG	2.7	699,071	$33,860	6.1%	AA	Aa3	AA-
2	Illumina, Inc.	15.3	595,886	27,180	4.9	—	—	BBB-
3	New York University	15.8	207,777	19,778	3.6	—	Aa3	AA-
4	Roche	5.7	343,472	16,490	3.0	AA	A1	AA
5	United States Government	9.4	344,727	16,346	2.9	AAA	Aaa	AA+
6	Eli Lilly and Company	8.9	257,119	15,257	2.8	A	A2	AA-
7	Amgen Inc.	8.7	401,623	14,393	2.6	BBB	Baa1	A
8	FibroGen, Inc.	8.9	234,249	14,210	2.6	—	—	—
9	Biogen Idec Inc.	13.4	313,872	13,707	2.5	—	Baa1	A-
10	Dana-Farber Cancer Institute, Inc.	15.5	154,100	11,877	2.1	—	A1	—
11	The Regents of the University of California	8.5	230,633	10,105	1.8	AA	Aa2	AA-
12	Bristol-Myers Squibb Company	4.0	251,316	10,087	1.8	A-	A2	A+
13	Celgene Corporation	6.7	273,086	10,084	1.8	—	Baa2	BBB+
14	The Scripps Research Institute	3.1	218,031	10,027	1.8	AA-	Aa3	—
15	GlaxoSmithKline plc	4.6	208,394	9,911	1.8	A+	A2	A+
16	Massachusetts Institute of Technology	2.9	202,897	9,535	1.7	—	Aaa	AAA
17	AstraZeneca PLC	1.7	352,039	9,253	1.7	A+	A2	AA-
18	Alnylam Pharmaceuticals, Inc.	6.8	129,424	6,955	1.3	—	—	—
19	Pfizer Inc.	4.9	128,348	6,396	1.2	A+	A1	AA
20	Gilead Sciences, Inc.	5.5	109,969	5,824	1.0	—	A3	A-
	Total/weighted average	8.3	5,656,033	$271,275	49.0%

(1)	Represents remaining lease term in years based on percentage of aggregate ABR in effect as of December 31, 2014.

Client tenant mix by ABR as of December 31, 2014

Life Science Product, Service, and Device
23.1%
Multinational Pharmaceutical
21.8%
Institutions (Academic/Medical, Non-Profit, and U.S. Government)
21.0%
7.2%
Private Biotechnology
23.3%
3.6%
Public Biotechnology
Traditional Office, Tech Office, and Digital Health

Investment-Grade Client Tenants:
56%
of ARE’s Total ABR

Summary of lease expirations

The following table summarizes information with respect to the lease expirations at our properties as of December 31, 2014:

Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Percentage of Aggregate Total RSF	ABR of Expiring Leases (per RSF)
2015	79	(1)	1,202,148	(1)	7.5%	$28.09
2016	93		1,239,201		7.7%	$32.38
2017	87		1,691,334		10.5%	$28.51
2018	66		1,569,631		9.8%	$40.57
2019	61		1,516,037		9.4%	$36.11
2020	41		1,302,185		8.1%	$35.37
2021	32		1,153,875		7.2%	$38.47
2022	18		660,502		4.1%	$29.39
2023	21		1,076,027		6.7%	$35.33
2024	13		687,118		4.3%	$45.58
Thereafter	31		2,757,356		17.2%	$45.25

(1)	Excludes 20 month-to-month leases for 43,672 RSF.

The following tables present information by market with respect to our lease expirations as of December 31, 2014, during the years ending December 31, 2015 and 2016:

	2015 RSF of Expiring Leases						ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases	Total (1)
Market
Greater Boston	72,462	31,416	—		218,659	322,537	$35.29
San Francisco Bay Area	90,980	14,053	—		76,051	181,084	37.11
New York City	50	—	—		9,330	9,380	N/A
San Diego	52,768	—	182,611	(2)	96,083	331,462	20.51
Seattle	—	3,086	—		48,704	51,790	21.22
Maryland	4,842	35,224	—		127,668	167,734	19.99
Research Triangle Park	—	8,916	—		111,718	120,634	21.50
Non-cluster markets	—	—	—		12,604	12,604	23.16
Asia	—	—	—		4,923	4,923	17.00
Total	221,102	92,695	182,611		705,740	1,202,148	$28.09
Percentage of expiring leases	18%	8%	15%		59%	100%

	2016 RSF of Expiring Leases						ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases	Total
Market
Greater Boston	1,995	84,416	—		287,207	373,618	$39.21
San Francisco Bay Area	10,992	—	—		128,110	139,102	32.10
New York City	—	—	—		5,399	5,399	N/A
San Diego	—	—	—		244,282	244,282	38.17
Seattle	2,468	9,594	—		37,239	49,301	31.46
Maryland	—	3,555	—		135,455	139,010	26.12
Research Triangle Park	—	—	—		142,344	142,344	22.64
Canada	—	—	—		67,479	67,479	26.94
Non-cluster markets	—	—	—		3,854	3,854	20.53
Asia	—	70,470	—		4,342	74,812	16.89
Total	15,455	168,035	—		1,055,711	1,239,201	$32.38
Percentage of expiring leases	1%	14%	—%		85%	100%

(1)	Excludes 20 month-to-month leases for 43,672 RSF.

(2)
Comprised of 48,880 RSF at 10151 Barnes Canyon Road and 133,731 RSF at 9625 Towne Centre Drive, which were acquired in the third quarter of 2013 and the fourth quarter of 2014, respectively, with the intent to redevelop them into tech office spaces in the fourth quarter of 2015 and the third quarter of 2015, respectively, upon expiration of the leases that have been in place since the acquisition of each property.

Property listing

The following table provides certain information about our properties as of December 31, 2014 (dollars in thousands):

	RSF				Number of Properties		Occupancy Percentage
						ABR	Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Greater Boston
Cambridge/Inner Suburbs
Alexandria Center® at Kendall Square	973,464	388,270	—	1,361,734	6	$44,400	99.1%	99.1%
75/125 and 225 Binney Street, 161 and 215 First Street, 150 Second Street, and 300 Third Street
Alexandria Technology Square®	1,181,635	—	—	1,181,635	7	67,206	99.5	99.5
100, 200, 300, 400, 500, 600, and 700 Technology Square
480/500 Arsenal Street	234,260	—	—	234,260	2	8,281	100.0	100.0
780/790 Memorial Drive	99,350	—	—	99,350	2	6,476	96.0	96.0
167 Sidney Street/99 Erie Street	54,549	—	—	54,549	2	2,712	100.0	100.0
79/96 Thirteenth Street Charlestown Navy Yard	25,309	—	—	25,309	1	620	100.0	100.0
Cambridge/Inner Suburbs	2,568,567	388,270	—	2,956,837	20	129,695	99.3	99.3
Longwood Medical Area
360 Longwood Avenue (Unconsolidated JV – 27.5% ownership)	155,524	258,012	—	413,536	1	12,009	100.0	100.0
Route 128
Alexandria Park at 128	343,882	—	—	343,882	8	8,658	92.2	92.2
3, 6, and 8 Preston Court; 29, 35, and 44 Hartwell Avenue; 35, 45, and 47 Wiggins Avenue; and 60 Westview Street
19 Presidential Way	128,325	—	—	128,325	1	3,398	100.0	100.0
100 Beaver Street	82,330	—	—	82,330	1	2,303	100.0	100.0
285 Bear Hill Road	26,270	—	—	26,270	1	801	100.0	100.0
225 Second Avenue (1)	—	—	112,500	112,500	1	—	N/A	—
Route 128	580,807	—	112,500	693,307	12	15,160	95.4	79.9
Route 495/Worcester
111/130 Forbes Boulevard	155,846	—	—	155,846	2	1,415	100.0	100.0
20 Walkup Drive	91,045	—	—	91,045	1	670	100.0	100.0
306 Belmont Street and 350 Plantation Street	90,690	—	—	90,690	2	1,315	100.0	100.0
30 Bearfoot Road	60,759	—	—	60,759	1	2,765	100.0	100.0
Route 495/Worcester	398,340	—	—	398,340	6	6,165	100.0	100.0
Greater Boston	3,703,238	646,282	112,500	4,462,020	39	$163,029	98.8%	95.9%

(1) Redevelopment property acquired in March 2014 to accommodate expansion requirement of existing tenant.

Property listing (continued)

	RSF				Number of Properties		Occupancy Percentage
						ABR	Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Francisco Bay Area
Mission Bay
409/499 Illinois Street	455,069	—	—	455,069	2	$26,368	100.0%	100.0%
455 Mission Bay Boulevard South	210,398	—	—	210,398	1	9,682	100.0	100.0
1500 Owens Street	158,267	—	—	158,267	1	7,106	100.0	100.0
1700 Owens Street	157,340	—	—	157,340	1	9,365	98.2	98.2
1455/1515 Third Street (Unconsolidated JV – 51.0% ownership)	—	422,980	—	422,980	2	—	N/A	N/A
Mission Bay	981,074	422,980	—	1,404,054	7	52,521	99.7	99.7
South San Francisco
Alexandria Technology Center – Gateway	448,175	—	—	448,175	6	17,012	100.0	100.0
600, 630, 650, 681, 901, and 951 Gateway Boulevard
249/259/269 East Grand Avenue	407,369	—	—	407,369	3	16,489	100.0	100.0
400/450 East Jamie Court	163,035	—	—	163,035	2	5,938	100.0	100.0
7000 Shoreline Court	136,395	—	—	136,395	1	4,398	100.0	100.0
341/343 Oyster Point Boulevard	107,960	—	—	107,960	2	3,313	100.0	100.0
South San Francisco	1,262,934	—	—	1,262,934	14	47,150	100.0	100.0
Palo Alto/Stanford Research Park
849/863 Mitten Road and 866 Malcolm Road	103,611	—	—	103,611	1	2,458	97.9	97.9
2425 Garcia Avenue and 2400/2450 Bayshore Parkway	98,446	—	—	98,446	1	3,869	100.0	100.0
3165 Porter Drive	91,644	—	—	91,644	1	3,885	100.0	100.0
75/125 Shoreway Road	82,815	—	—	82,815	1	1,542	71.0	71.0
3350 West Bayshore Road	60,000	—	—	60,000	1	1,919	100.0	100.0
2625/2627/2631 Hanover Street	32,074	—	—	32,074	1	1,669	100.0	100.0
Palo Alto/Stanford Research Park	468,590	—	—	468,590	6	15,342	94.4	94.4
San Francisco Bay Area	2,712,598	422,980	—	3,135,578	27	$115,013	98.9%	98.9%

New York City
Manhattan
Alexandria Center® for Life Science	550,453	177,221	—	727,674	2	$46,018	99.4%	99.4%
430 and 450 East 29th Street
Pennsylvania
102 Witmer Road	50,000	—	—	50,000	1	3,345	100.0	100.0
701 Veterans Circle	35,155	—	—	35,155	1	735	100.0	100.0
Pennsylvania	85,155	—	—	85,155	2	4,080	100.0	100.0
New York City	635,608	177,221	—	812,829	4	$50,098	99.5%	99.5%

Property listing (continued)

	RSF				Number of Properties		Occupancy Percentage
						ABR	Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Diego
Torrey Pines
ARE Nautilus	241,191	—	—	241,191	4	$7,899	90.3%	90.3%
3530/3550 John Hopkins Court and 3535/3565 General Atomics Court
ARE Sunrise	211,740	—	—	211,740	3	7,999	100.0	100.0
10931, 10933, and 10975 North Torrey Pines Road and 3010 Science Park Road
ARE Spectrum	200,692	123,891	—	324,583	4	8,885	100.0	100.0
3115/3215 Merryfield Row and 3013/3033 Science Park Road
11119 North Torrey Pines Road	72,506	—	—	72,506	1	2,570	100.0	100.0
3545 Cray Court	116,556	—	—	116,556	1	4,827	100.0	100.0
Torrey Pines	842,685	123,891	—	966,576	13	32,180	97.2	97.2
University Town Center
5200 Illumina Way	497,078	295,837	—	792,915	6	21,431	100.0	100.0
10300 Campus Point Drive	449,759	—	—	449,759	1	16,446	100.0	100.0
ARE Esplanade	180,208	—	—	180,208	3	6,737	93.1	93.1
4755, 4757, and 4767 Nexus Center Drive
ARE Towne Centre	272,309	—	—	272,309	4	6,253	97.9	97.9
9363, 9373, 9393, and 9625 Towne Centre Drive (1)
9880 Campus Point Drive	71,510	—	—	71,510	1	2,774	100.0	100.0
University Town Center	1,470,864	295,837	—	1,766,701	15	53,641	98.8	98.8
Sorrento Mesa
5810/5820/6138/6150 Nancy Ridge Drive	138,844	—	—	138,844	2	2,818	76.3	76.3
ARE Portola	105,812	—	—	105,812	3	1,746	69.0	69.0
6175, 6225, and 6275 Nancy Ridge Drive
10121/10151 Barnes Canyon Road (2)	102,392	—	—	102,392	2	1,948	100.0	100.0
7330 Carroll Road	66,244	—	—	66,244	1	2,452	100.0	100.0
5871 Oberlin Drive	33,817	—	—	33,817	1	973	100.0	100.0
Sorrento Mesa	447,109	—	—	447,109	9	9,937	85.3	85.3
Sorrento Valley
11025/11035/11045/11055/11065/11075 Roselle Street	90,378	—	31,277	121,655	6	2,253	100.0	74.3
3985/4025/4031/4045 Sorrento Valley Boulevard	103,111	—	—	103,111	4	2,542	100.0	100.0
Sorrento Valley	193,489	—	31,277	224,766	10	4,795	100.0	86.1
I-15 Corridor
13112 Evening Creek Drive	109,780	—	—	109,780	1	2,495	100.0	100.0
San Diego	3,063,927	419,728	31,277	3,514,932	48	$103,048	96.5%	95.5%

(1) We acquired 9625 Towne Centre Drive in the fourth quarter of 2014 with an in-place lease.  The property contains 133,731 RSF and will undergo conversion into tech office space through redevelopment in the third quarter of 2015, upon expiration of the acquired in-place lease.
(2) We acquired these properties in the third quarter of 2013 with the intent to redevelop them upon the expiration of the in-place leases. We completed the redevelopment of 53,512 RSF at 10121 Barnes Canyon Road in the third quarter of 2014, and delivered 100% of the project to Outerwall Inc., a high-quality technology client tenant. The remaining 48,880 RSF will undergo conversion into tech office space through redevelopment beginning in the fourth quarter of 2015 upon expiration of the existing lease.

Property listing (continued)

	RSF				Number of Properties		Occupancy Percentage
						ABR	Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Seattle
Lake Union
1201/1208 Eastlake Avenue East	203,369	—	—	203,369	2	$8,748	100.0%	100.0%
1616 Eastlake Avenue East	168,708	—	—	168,708	1	6,273	84.2	84.2
1551 Eastlake Avenue East	117,482	—	—	117,482	1	3,081	89.4	89.4
199 East Blaine Street	115,084	—	—	115,084	1	6,163	100.0	100.0
219 Terry Avenue North	30,705	—	—	30,705	1	1,519	100.0	100.0
1600 Fairview Avenue East	27,991	—	—	27,991	1	1,147	100.0	100.0
Lake Union	663,339	—	—	663,339	7	26,931	94.1	94.1
Elliott Bay
3000/3018 Western Avenue	47,746	—	—	47,746	1	1,839	100.0	100.0
410 West Harrison/410 Elliott Avenue West	35,175	—	—	35,175	2	1,111	100.0	100.0
Elliott Bay	82,921	—	—	82,921	3	2,950	100.0	100.0
Seattle	746,260	—	—	746,260	10	$29,881	94.8%	94.8%

Maryland
Rockville
9800 Medical Center Drive	282,436	—	—	282,436	4	$12,614	100.0%	100.0%
1330 Piccard Drive	131,511	—	—	131,511	1	3,125	100.0	100.0
1500/1550 East Gude Drive	90,489	—	—	90,489	2	1,681	100.0	100.0
14920/15010 Broschart Road	86,703	—	—	86,703	2	1,950	100.0	100.0
1405 Research Boulevard	71,669	—	—	71,669	1	2,091	100.0	100.0
5 Research Place	63,852	—	—	63,852	1	2,373	100.0	100.0
9920 Medical Center Drive	58,733	—	—	58,733	1	455	100.0	100.0
5 Research Court	54,906	—	—	54,906	1	—	—	—
12301 Parklawn Drive	49,185	—	—	49,185	1	1,169	100.0	100.0
Rockville	889,484	—	—	889,484	14	25,458	93.8	93.8
Gaithersburg
Alexandria Technology Center – Gaithersburg I	377,401	—	—	377,401	4	6,921	86.0	86.0
9 West Watkins Mill Road and 910, 930, and 940 Clopper Road
Alexandria Technology Center – Gaithersburg II	237,137	—	—	237,137	5	5,326	95.8	95.8
708 Quince Orchard Road, 1300 Quince Orchard Boulevard, and 19, 20, and 22 Firstfield Road
16020 Industrial Drive	71,000	—	—	71,000	1	1,048	100.0	100.0
401 Professional Drive	63,154	—	—	63,154	1	829	71.3	71.3
950 Wind River Lane	50,000	—	—	50,000	1	1,082	100.0	100.0
620 Professional Drive	27,950	—	—	27,950	1	1,191	100.0	100.0
Gaithersburg	826,642	—	—	826,642	13	16,397	90.2	90.2
Beltsville
8000/9000/10000 Virginia Manor Road	191,884	—	—	191,884	1	2,171	86.6	86.6
Northern Virginia
14225 Newbrook Drive	248,186	—	—	248,186	1	5,138	100.0	100.0
Maryland	2,156,196	—	—	2,156,196	29	$49,164	92.5%	92.5%

Property listing (continued)

	RSF				Number of Properties		Occupancy Percentage
						ABR	Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Research Triangle Park
Research Triangle Park
Alexandria Technology Center – Alston	186,870	—	—	186,870	3	$3,065	95.7%	95.7%
100, 800, and 801 Capitola Drive
108/110/112/114 TW Alexander Drive	158,417	—	—	158,417	1	4,547	100.0	100.0
Alexandria Innovation Center – Research Triangle Park	135,677	—	—	135,677	3	2,856	99.7	99.7
7010, 7020, and 7030 Kit Creek Road
6 Davis Drive	100,000	—	—	100,000	1	1,062	100.0	100.0
7 Triangle Drive	96,626	—	—	96,626	1	3,157	100.0	100.0
407 Davis Drive	81,956	—	—	81,956	1	1,644	100.0	100.0
2525 East NC Highway 54	81,580	—	—	81,580	1	1,686	100.0	100.0
601 Keystone Park Drive	77,395	—	—	77,395	1	1,341	100.0	100.0
5 Triangle Drive	32,120	—	—	32,120	1	824	100.0	100.0
6101 Quadrangle Drive	30,122	—	—	30,122	1	530	100.0	100.0
6040 George Watts Hill Drive	—	61,547	—	61,547	1	—	N/A	N/A
Research Triangle Park	980,763	61,547	—	1,042,310	15	20,712	99.1	99.1
Palm Beach
555 Heritage Drive	45,023	—	—	45,023	1	659	55.0	55.0
Research Triangle Park	1,025,786	61,547	—	1,087,333	16	$21,371	97.2%	97.2%

Canada	322,967	—	—	322,967	4	8,946	97.6	97.6

Non-cluster markets	60,178	—	—	60,178	2	1,000	93.9	93.9

North America	14,426,758	1,727,758	143,777	16,298,293	179	$541,550	97.0%	96.1%

Asia	1,242,702	129,762	—	1,372,464	9	6,433

Subtotal	15,669,460	1,857,520	143,777	17,670,757	188	$547,983

Properties “held for sale” (1)	1,058,525	—	—	1,058,525	5	6,783

Total	16,727,985	1,857,520	143,777	18,729,282	193	$554,766

(1) See page 65 for additional information regarding properties “held for sale” as of December 31, 2014.

Investments in real estate

Our investments in real estate consisted of the following as of December 31, 2014 (dollars in thousands, except per square foot amounts):

		Investments in Real Estate
		Consolidated	ARE Share of Unconsolidated JV	Total		Square Feet
							Unconsolidated JV		Per SF (1)
	Page			Amount	%	Consolidated		Total

Rental properties	39, 51	$6,988,313	$44,976	$7,033,289	84%	16,572,461	155,524	16,727,985	$426

Current value-creation projects/ Construction in progress (CIP):
Current development in North America	50, 51	500,894	112,561	613,455		1,046,766	680,992	1,727,758	473
Current redevelopment in North America	52	42,482	—	42,482		143,777	—	143,777	295
Current development in Asia	56	14,065	—	14,065		129,762	—	129,762	108
		557,441	112,561	670,002	8%	1,320,305	680,992	2,001,297	436

Rental properties and current value-creation projects		7,545,754	157,537	7,703,291		17,892,766	836,516	18,729,282	428

Near-term value-creation projects in North America (CIP):
50, 60, and 100 Binney Street	53	321,907	—	321,907	4%	957,309	—	957,309	336
Other projects	53	107,471	—	107,471	1%	1,758,483	—	1,758,483	61
		429,378	—	429,378		2,715,792	—	2,715,792	158

Future value-creation projects:
North America	53	175,175	—	175,175	2%	3,673,689	—	3,673,689	48
Asia	56	78,548	—	78,548	1%	6,419,707	—	6,419,707	12
		253,723	—	253,723		10,093,396	—	10,093,396	25

Near-term and future value-creation projects		683,101	—	683,101		12,809,188	—	12,809,188	53

Current, near-term, and future value-creation projects		1,240,542	112,561	1,353,103	16%	14,129,493	680,992	14,810,485	105

Gross investments in real estate		8,228,855	157,537	$8,386,392	100%	30,701,954	836,516	31,538,470	$276
Equity method of accounting – unconsolidated JV	68	117,406	N/A
Gross investments in real estate – including unconsol. JV		8,346,261	N/A
Less: accumulated depreciation		(1,120,245)	(290)
Investments in real estate		$7,226,016	$157,247

(1)    Items that include our share of unconsolidated joint ventures are not calculated directly from amounts shown on the face of this statement. The per square foot amount represents the total cost of our rental properties and value-creation projects, including our partners’ share, divided by the total rentable or developable square feet of the respective property.

Development, redevelopment, and future value-creation projects

A key component of our business model is our disciplined allocation of capital to Class A development and redevelopment projects located in collaborative science and technology campuses in urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable space to meet the real estate requirements of, and are reusable by, a wide range of client tenants. During the period of construction, these assets are non-income-producing assets. A significant number of our active development and redevelopment projects are leased and expected to be substantially delivered in the near term. Upon completion, each value-creation project is expected to generate significant revenues and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality science and technology entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns.

Development projects consist of the ground-up development of generic and reusable facilities. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into office/laboratory or tech office space. We generally will not commence new development projects for aboveground construction of Class A office/laboratory or tech office space without first securing significant pre-leasing for such space except when there is solid market demand for high-quality Class A facilities. Predevelopment activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of predevelopment efforts are focused on reducing the time required to deliver projects to prospective client tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Ultimately, these projects will provide high-quality facilities and are expected to generate significant revenue and cash flows. The largest project in this category consists of 1.0 million RSF at our Alexandria Center® at Kendall Square project in the Greater Boston Area in East Cambridge, Massachusetts.

Our initial stabilized yield is calculated as the quotient of the estimated amounts of NOI upon stabilization and our investment in the property, and excludes the impact of leverage. Our cash rents related to our value-creation projects are expected to increase over time and our average cash yields are expected, in general, to be greater than our initial stabilized yields (cash basis). Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner, if there are significant changes to the expected project yields or costs. Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term (s) of the lease(s), calculated on a straight-line basis. Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed. Average cash yield reflects cash rents, including contractual rent escalations after initial rental concessions have elapsed, calculated on a straight-line basis. The stabilized occupancy date represents the estimated date on which the project is expected to reach occupancy of 95% or greater.

Overview of value-creation pipeline in North America

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

			CIP Square Feet	Total Project			Year of NOI Contribution – Forecast
				Square Feet		Leased/Negotiating %	2015	2016	2017 and Beyond
Market	Submarket	Address
Current value-creation development and redevelopment projects
Greater Boston	Longwood Medical Area	360 Longwood Avenue	258,012	413,536	(1)	63%
Greater Boston	Cambridge	75/125 Binney Street	388,270	388,270		99%
New York City	Manhattan	430 East 29th Street	177,221	418,638	(1)	91%
San Diego	Torrey Pines	3013/3033 Science Park Road	123,891	165,938	(1)	81%
Greater Boston	Route 128	225 Second Avenue	112,500	112,500		100%
San Diego	Sorrento Valley	11055/11065/11075 Roselle Street	31,277	55,213	(1)	75%
San Diego	University Town Center	5200 Illumina Way – Building 6	295,837	295,837		100%
Research Triangle Park	Research Triangle Park	6040 George Watts Hill Drive	61,547	61,547		100%
San Francisco Bay Area	Mission Bay	1455/1515 Third Street	422,980	422,980		100%
Total/weighted average			1,871,535	2,334,459		90%

				Total Project
Near-term value-creation development projects (2)				Square Feet		Negotiating %

San Diego	University Town Center	10300 Campus Point Drive – Building 2		143,086		75%
Greater Boston	Cambridge	50 Binney Street		276,371		100%
Greater Boston	Cambridge	60 Binney Street		264,150		100%
San Diego	University Town Center	5200 Illumina Way		386,044		—%
Seattle	Lake Union	1165 Eastlake Avenue East		106,000		—%
Greater Boston	Cambridge	100 Binney Street		416,788		100%
San Francisco Bay Area	SoMa	510 Townsend Street		300,000		100%
New York City	Manhattan	East 29th Street		420,000	(3)	—%
San Diego	University Town Center	10300 Campus Point Drive – Building 3		150,353		—%
Seattle	Lake Union	400 Dexter Avenue North		253,000		—%
Total/weighted average				2,715,792		50%

(1) Portion of project was delivered in 2014, see pages 50, 51, and 52 for RSF currently under construction.
(2) See page 41 for RSF targeted for redevelopment.
(3) We hold a right to ground-lease a parcel supporting the future ground-up development of approximately 420,000 SF at the Alexandria Center® for Life Science pursuant to an option under our ground lease. We have begun discussions regarding this option and the potential to increase the site density beyond 420,000 SF.
								Value-Creation Development Projects
								Value-Creation Redevelopment Projects

Current consolidated value-creation development projects in North America

The following table sets forth our consolidated development projects in North America as of December 31, 2014 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property/Market – Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Consolidated development projects in North America
75/125 Binney Street/ Greater Boston – Cambridge	—	388,270	388,270	386,111	99%	—	—%	386,111	99%	1Q13	1Q15	2015
430 East 29th Street/ New York City – Manhattan	241,417	177,221	418,638	278,211	66%	101,698	25%	379,909	91%	4Q12	4Q13	2015
5200 Illumina Way – Building 6/ San Diego – University Town Center	—	295,837	295,837	149,663	51%	146,174	49%	295,837	100%	3Q14	3Q16	2016
3013/3033 Science Park Road/ San Diego – Torrey Pines	42,047	123,891	165,938	105,047	63%	29,955	18%	135,002	81%	2Q14	4Q14	2016
6040 George Watts Hill Drive/ Research Triangle Park – Research Triangle Park	—	61,547	61,547	61,547	100%	—	—%	61,547	100%	4Q14	1Q16	2016
Consolidated development projects in North America	283,464	1,046,766	1,330,230	980,579	74%	277,827	21%	1,258,406	95%

	Investment
			Cost to Complete						Unlevered
	December 31, 2014		2015		Thereafter				Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield
Property/Market – Submarket			Construction Financing	Internal Funding	Construction Financing	Internal Funding	Total at Completion
	In Service	CIP
Consolidated development projects in North America
75/125 Binney Street/ Greater Boston – Cambridge	$—	$276,608	$56,511	$—	$18,320	$—	$351,439	(1)	9.1%	8.0%	8.2%
430 East 29th Street/ New York City – Manhattan	$247,768	$177,688	$—	$37,789	$—	$—	$463,245		7.1%	6.6%	6.5%
5200 Illumina Way – Building 6/ San Diego – University Town Center	$—	$10,088	$—	$35,332	$—	$24,480	$69,900		8.6%	7.0%	8.4%
3013/3033 Science Park Road/ San Diego – Torrey Pines	$20,264	$32,891	$—	$15,595	$—	$36,041	$104,791		7.7%	7.2%	7.1%
6040 George Watts Hill Drive/ Research Triangle Park – Research Triangle Park	$—	$3,619	$—	$21,773	$—	$408	$25,800		8.1%	7.3%	8.1%
Consolidated development projects in North America	$268,032	$500,894	$56,511	$110,489	$18,320	$60,929	$1,015,175

(1)
In the third quarter of 2013, we completed the preliminary design and budget for interior improvements for use by ARIAD Pharmaceuticals, Inc. (“ARIAD”). Based upon our lease with ARIAD, we expect an increase in both estimated NOI and estimated cost at completion, with no significant change in our estimated yields. In light of certain changes in ARIAD’s business, ARIAD is reassessing its plans to occupy the entire facility and may sublease a portion of this project. As a result, plans and drawings for the interior improvements for the project have not been approved by ARIAD in accordance with the timelines specified in the lease. We expect ARIAD to finalize the design and budget for all or a portion of the interior improvements in the future and will provide an update on our estimated cost at completion and targeted yields. Pursuant to the terms of the lease, we expect rent to commence in late March 2015.

Current value-creation development projects in North America – unconsolidated joint ventures

The following table sets forth our unconsolidated joint venture development projects in North America as of December 31, 2014 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property/Market – Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Unconsolidated JV development projects
360 Longwood Avenue/ Greater Boston – Longwood Medical Area	155,524	258,012	413,536	155,524	38%	104,022	25%	259,546	63%	2Q12	3Q14	2016
1455/1515 Third Street/ San Francisco Bay Area – Mission Bay	—	422,980	422,980	422,980	100%	—	—%	422,980	100%	3Q14	3Q16-1Q17	2016/2017
Total	155,524	680,992	836,516	578,504	69%	104,022	13%	682,526	82%

	Investment
			Cost to Complete					Unlevered (1)
	December 31, 2014		2015		Thereafter			Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield
Property/Market – Submarket			Construction Financing	Internal Funding	Construction Financing	Internal Funding	Total at Completion
	In Service	CIP
Unconsolidated JV development projects (2)
100% of JV: 360 Longwood Avenue/ Greater Boston – Longwood Medical Area	$111,523	$184,844	$35,755	$—	$17,878	$—	$350,000
100% of JV: 1455/1515 Third Street/ San Francisco Bay Area – Mission Bay (3)	$21,150	$106,524	$—	$36,320	$—	TBD	TBD

ARE share of unconsolidated JV development projects (2)
27.5% of JV: 360 Longwood Avenue/ Greater Boston – Longwood Medical Area	$34,189	$56,667	$9,833	$1,513	$4,916	$1,847	$108,965	9.3%	8.3%	8.9%
51.0% of JV: 1455/1515 Third Street/ San Francisco Bay Area – Mission Bay (3)	$10,787	$55,894	$—	$26,487	$—	TBD	TBD	TBD	TBD	TBD
Total ARE share of unconsolidated JV development projects	$44,976	$112,561	$9,833	$28,000	$4,916	TBD	TBD

(1)    Our projected unlevered initial stabilized yield (cash basis) is based upon our share of the investment in real estate, including costs incurred directly by us outside the joint venture. Development management fees earned from these development projects have been excluded from our estimate of unlevered yields.
(2)    See page 67 for additional information regarding our unconsolidated joint ventures.
(3)    The design and budget of this project are in process, and the estimated project costs with related yields are expected to be disclosed in the near future.

Current value-creation redevelopment projects in North America

The following table sets forth our redevelopment projects in North America as of December 31, 2014 (dollars in thousands):

				Leased Status							Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased			Negotiating		Total Leased/Negotiating
Property/Market – Submarket	In Service	CIP	Total	RSF		%	RSF	%	RSF	%
Consolidated redevelopment projects in North America
225 Second Avenue/ Greater Boston – Route 128 (1)	—	112,500	112,500	112,500		100%	—	—%	112,500	100%	1Q14	2Q15	2015
11055/11065/11075 Roselle Street/ San Diego – Sorrento Valley (2)	23,936	31,277	55,213	41,163	(3)	75%	—	—%	41,163	75%	4Q13	2Q14	2015
Consolidated redevelopment projects in North America	23,936	143,777	167,713	153,663		92%	—	—%	153,663	92%

	Investment					Unlevered
Property/Market – Submarket	December 31, 2014		Cost to Complete		Total at Completion	Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield
	In Service	CIP	2015	Thereafter
Consolidated redevelopment projects in North America
225 Second Avenue/ Greater Boston – Route 128	$—	$34,885	$11,786	$—	$46,671	9.0%	8.3%	8.3%
11055/11065/11075 Roselle Street/ San Diego – Sorrento Valley	$7,044	$7,597	$3,709	$—	$18,350	8.0%	7.8%	7.9%
Consolidated redevelopment projects in North America	$7,044	$42,482	$15,495	$—	$65,021

(1)	Redevelopment property to accommodate expansion of existing client tenant. Property was acquired in March 2014.

(2)	Redevelopment property to accommodate expansion of existing client tenant. Property was acquired in November 2013.

(3)	In the second quarter of 2014, we delivered 23,936 RSF to a life science company. We expect to deliver the remaining leased 17,227 RSF in the second quarter of 2015.

Near-term and future value-creation development projects in North America

The following table summarizes the components of the book value and square footage of our near-term and future value-creation development projects in North America as of December 31, 2014 (dollars in thousands, except per square foot amounts):

				Embedded Land (1)		Total
Property – Market	Book Value	Square Feet	Cost Per Square Foot	Square Feet		Book Value	Square Feet	Cost Per Square Foot
Near-Term Value-Creation Development Projects – Land undergoing predevelopment activities (CIP)
Alexandria Center® at Kendall Square – Greater Boston:
50, 60, and 100 Binney Street (2)	$321,907	957,309	$336	—		$321,907	957,309	$336
510 Townsend Street – San Francisco Bay Area	58,459	300,000	195	—		58,459	300,000	195
5200 Illumina Way – San Diego (3)	8,793	386,044	23	—		8,793	386,044	23
10300 Campus Point – San Diego (3)	5,746	293,439	20	—		5,746	293,439	20
1165 Eastlake Avenue East – Seattle (4)	17,664	106,000	167	—		17,664	106,000	167
400 Dexter Avenue North – Seattle	16,809	253,000	66	—		16,809	253,000	66
East 29th Street – New York City	—	—	—	420,000	(5)	—	420,000	—
Near-term value-creation development projects	$429,378	2,295,792	$187	420,000		429,378	2,715,792	158

Future Value-Creation Development Projects – Land held for development
Alexandria Technology Square® – Greater Boston	$7,721	100,000	$77	—		7,721	100,000	77
Alexandria Center® at Kendall Square – Residential – Greater Boston (3) (6)	28,140	288,515	98	—		28,140	288,515	98
Grand Avenue – San Francisco Bay Area (7)	45,056	397,132	113	—		45,056	397,132	113
560 Eccles Avenue – San Francisco Bay Area (8)	17,655	144,000	123	—		17,655	144,000	123
Executive Drive/Other – San Diego (3)	4,533	65,000	70	279,000		4,533	344,000	13
1150/1166 Eastlake Avenue East – Seattle	15,248	160,266	95	—		15,248	160,266	95
Other	56,822	1,753,776	32	486,000		56,822	2,239,776	25
Future value-creation development projects	$175,175	2,908,689	$60	765,000		175,175	3,673,689	48

Total near-term and future value-creation development projects				1,185,000		$604,553	6,389,481	$95

(1)
Embedded land generally represents land acquired in connection with the acquisition of operating properties. No real estate basis is attributable to these embedded land parcels as the real estate basis is classified in rental properties with the operating property.

(2)
Includes infrastructure-related costs consisting of: utility access and roads, installation of storm drain systems, infiltration systems, traffic lighting/signals, streets, and sidewalks related to 50, 60, and 100 Binney Street. In addition, we have commenced below-grade site work for 50 and 60 Binney Street related to the foundation and subterranean parking garage.

(3) During the fourth quarter of 2014, we added approximately 416,230 RSF to our near-term and future value-creation development pipeline in our University Town Center and Cambridge/Inner Suburbs submarkets, reflecting our efforts to increase density at certain high-quality campus locations, including 5200 Illumina Way, 10300 Campus Point, Executive Drive, and Alexandria Center® at Kendall Square – Residential.

(4)	The cost per square foot for 1165 Eastlake Avenue East includes an existing structure that can substantially be incorporated into the development plans.

(5)
We hold a right to ground-lease a parcel supporting the future ground-up development of approximately 420,000 RSF at the Alexandria Center® for Life Science pursuant to an option under our ground lease. We have begun discussions regarding this option and the potential to increase the site density beyond 420,000 RSF.

(6)
Includes two residential sites at our Alexandria Center® at Kendall Square project. We have commenced construction on one residential building aggregating approximately 105,000 gross square feet with an aggregate cost at completion estimated in the range of approximately $40 to $45 million.

(7)	Represents two additional land parcels adjoining/surrounding the recently developed 249/259/269 East Grand Avenue campus leased to Amgen Inc. in South San Francisco.

(8)	Represents an additional land parcel located near our 341/343 Oyster Point Boulevard properties and within walking distance of Roche’s campus in South San Francisco.

Non-income-producing assets

The charts below show our current breakdown and our near-term and medium-term target of non-income-producing assets as a percentage of our gross investments in real estate. The projected non-income-producing assets as a percentage of our gross investments in real estate is expected to decrease significantly in the near term as we deliver our current value-creation projects under development with significant pre-leasing, as presented below:

Non-Income-Producing Assets (1)

(1) Represents non-income-producing assets as a percentage of gross investments in real estate, including our share of non-income-producing assets related to our unconsolidated joint ventures.
(2) Projected net reduction of 3% in non-income-producing assets from December 31, 2014, to March 31, 2015, consists of a decrease of 4% due to highly leased deliveries partially offset by a 1% increase due to additions.

Summary of capital expenditures

The following table summarizes the total projected construction spending for the year ended December 31, 2015, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ended December 31, 2015
Current value-creation projects in North America:
Development (Consolidated)	$167,000
Development (Unconsolidated JV)	28,000
Redevelopment	15,495
Developments/redevelopments recently transferred to rental properties	17,505	(1)
Generic laboratory infrastructure/building improvement projects	50,000	(2)
Current value-creation projects in North America			278,000
Near-term value-creation projects			405,000	(3)
Value-creation projects			683,000
Non-revenue-enhancing capital expenditures and tenant improvements			12,000
Projected construction spending			$695,000

Guidance range for the year ended December 31, 2015			$645,000 – 745,000

(1)    Represents spending for recently delivered projects, including 4757 Nexus Center Drive, 1616 Eastlake Avenue East, and 1551 Eastlake Avenue East, that may require additional construction prior to occupancy, generally ranging from 15,000 to 30,000 RSF of the project.
(2)    Includes, among others, 3535 General Atomics Court, 9373 Town Center Drive, 5810/5820 Nancy Ridge Drive, 8000 Virginia Manor Road, and 44 Hartwell Avenue.
(3)    See overview of our near-term value-creation projects on page 53.

Capital Allocation
Projected Construction and Acquisition Spending in 2015 (1)	Actual Construction and Acquisition Spending in 2014 (2)

(1) Based upon the mid-point of 2015 guidance for construction spending of $695 million and properties acquired in January 2015 of $231 million.
(2) Based upon $523.8 million of construction spending and $290.0 million of acquisitions completed in 2014. See page 64 for further detail of 2014 acquisitions.

Our construction spending for the year ended December 31, 2014, consisted of the following (in thousands):

Actual Construction Spending	Year Ended December 31, 2014
Development – North America	$310,540
Redevelopment – North America	65,143
Predevelopment	80,522
Generic laboratory infrastructure/building improvement projects in North America (1)	56,905
Development and redevelopment – Asia	10,739
Total construction spending	$523,849

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures amounts shown in the table below.

The table below reconciles construction spending on an accrual basis to our additions to properties on a cash basis (in thousands):

Actual Construction Spending	Year Ended December 31, 2014
Construction spending (accrual basis)	$523,849
Change in accrued construction	(29,846)
Other	3,770
Additions to properties (cash basis)	$497,773

The tables below show the average per RSF of property-related non-revenue-enhancing capital expenditures, TIs, and leasing costs, excluding capital expenditures and TIs that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per square foot amounts):

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs

	Year Ended December 31, 2014				Year Ended December 31, 2013			Five Year Average Per RSF (1)
	Amount	RSF	Per RSF		Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$7,429	15,255,993	$0.49	(2)	$3,461	13,963,661	$0.25	$0.24

Tenant improvements and leasing costs:
Re-tenanted space	$5,830	289,565	$20.13	(3)	$6,042	401,880	$15.03	$9.81
Renewal space	9,349	1,157,951	$8.07		9,860	1,436,517	$6.86	$5.80
Total tenant improvements and leasing costs/weighted average	$15,179	1,447,516	$10.49		$15,902	1,838,397	$8.65	$6.89

(1)	Represents the average of the years ended December 31, 2010, through December 31, 2014.

(2)
Includes base building improvements aggregating approximately $3.1 million incurred primarily in connection with a 248,000 RSF 10-year lease renewal. Excluding these costs, the non-revenue-enhancing capital expenditures were $0.29 per RSF for the year ended December 31, 2014.

(3)	Includes tenant improvements and leasing costs related to a 9-year lease in the Greater Boston submarket. Excluding this lease of 16,601 RSF, tenant improvements and leasing costs were $16.83 per RSF.

We expect our capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that undergo redevelopment) on a per square foot basis in 2015 to be approximately similar to the amounts shown in the preceding table.

Real estate investments in Asia

Our investments in real estate in Asia consisted of the following as of December 31, 2014:

	Number of Properties	ABR (in thousands)	Occupancy Percentage		Book Value (in thousands)	Square Feet
Rental properties in China	2	$1,229	53.8%		$82,220	632,078
Rental properties in India	7	5,204	55.7	(1)	73,801	610,624
Rental properties in Asia	9	$6,433	54.7%	(1)	156,021	1,242,702

Construction in progress: current development projects in India					14,065	129,762
Land held for future development in India					78,548	6,419,707
Total investments in real estate in Asia					$248,634	7,792,171

(1)	Includes the completion and delivery during the fourth quarter of 2014 of a development project in India, aggregating 175,000 RSF. We are marketing this space for lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ARE.” On February 13, 2015, the last reported sales price per share of our common stock was $94.90, and there were approximately 278 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.). The following table sets forth the quarterly high and low trading prices per share of our common stock as reported on the NYSE and the distributions declared by us with respect to our common stock for each such period (distributions were paid in the quarter following the quarter in which the distribution was declared):

Period	High	Low	Per Share Distribution
2014
Fourth Quarter	$91.49	$73.44	$0.74
Third Quarter	$80.65	$72.91	$0.72
Second Quarter	$78.69	$70.97	$0.72
First Quarter	$74.34	$62.93	$0.70
2013
Fourth Quarter	$67.99	$61.08	$0.68
Third Quarter	$71.29	$60.86	$0.68
Second Quarter	$78.43	$61.20	$0.65
First Quarter	$73.51	$69.77	$0.60

Future distributions on our common stock will be determined by and at the discretion of our Board of Directors and will depend on a number of factors, including actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, restrictions under Maryland law, and such other factors as our Board of Directors deems relevant. To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our Series D Convertible Preferred Stock and our series E cumulative redeemable preferred stock (“Series E Preferred Stock”). From the date of issuance of our preferred stock through December 31, 2014, we have paid full cumulative dividends on our Series D Convertible Preferred Stock and Series E Preferred Stock. We cannot assure our stockholders that we will make any future distributions.

The income tax treatment of distributions on our common stock, series C preferred stock (“Series C Preferred Stock”), Series D Convertible Preferred Stock, and Series E Preferred Stock for the years ended December 31, 2014, 2013, and 2012, was as follows:

	Common Stock			Series C Preferred Stock	Series D Convertible Preferred Stock			Series E Preferred Stock
	Year Ended December 31,
	2014	2013	2012	2012	2014	2013	2012	2014	2013	2012
Ordinary income	91.8%	85.9%	85.0%	89.1%	100.0%	97.2%	89.1%	100.0%	97.2%	89.1%
Return of capital	8.2	11.6	4.6	—	—	—	—	—	—	—
Capital gains	—	2.5	10.4	10.9	—	2.8	10.9	—	2.8	10.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$2.88	$2.61	$2.09	$0.5234375	$1.75	$1.75	$1.75	$1.6125	$1.6125	$1.34375

Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. Refer to “Item 15. Exhibits and Financial Statement Schedules.”

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010
Operating Data:
Revenues:
Rental	$544,153	$467,764	$422,793	$404,815	$340,899
Tenant recoveries	173,480	150,095	133,280	126,205	103,299
Other income	9,244	13,292	18,424	5,760	5,106
Total revenues	726,877	631,151	574,497	536,780	449,304
Expenses:
Rental operations	219,164	189,039	172,756	157,634	121,246
General and administrative	53,530	48,520	47,747	41,112	34,730
Interest	79,299	67,952	69,184	63,373	66,341
Depreciation and amortization	224,096	189,123	185,687	150,906	119,223
Impairment of real estate	51,675	—	2,050	—	—
Loss on early extinguishment of debt	525	1,992	2,225	6,485	45,168
Total expenses	628,289	496,626	479,649	419,510	386,708
Equity in earnings of unconsolidated JVs	554	—	—	—	—
Income from continuing operations	99,142	134,525	94,848	117,270	62,596
Income from discontinued operations	1,233	900	8,816	18,077	16,984
Gain on sales of real estate – land parcels	6,403	4,824	1,864	46	59,442
Net income	106,778	140,249	105,528	135,393	139,022
Dividends on preferred stock	(25,698)	(25,885)	(27,328)	(28,357)	(28,357)
Preferred stock redemption charge	(1,989)	—	(5,978)	—	—
Net income attributable to noncontrolling interests	(5,204)	(4,032)	(3,402)	(3,975)	(3,729)
Net income attributable to unvested restricted stock awards	(1,774)	(1,581)	(1,190)	(1,088)	(995)
Net income attributable to Alexandria’s common stockholders	$72,113	$108,751	$67,630	$101,973	$105,941
EPS attributable to Alexandria’s common stockholders – basic and diluted
Continuing operations	$0.99	$1.59	$0.95	$1.42	$1.84
Discontinued operations	0.02	0.01	0.14	0.31	0.35
EPS – basic and diluted	$1.01	$1.60	$1.09	$1.73	$2.19
Weighted average shares of common stock outstanding
Basic	71,169,694	68,038,195	62,159,913	59,066,812	48,375,474
Diluted	71,169,694	68,038,195	62,160,244	59,077,610	48,405,040
Dividends declared per share of common stock	$2.88	$2.61	$2.09	$1.86	$1.50

Balance Sheet Data (at year end):
Investments in real estate	$7,226,016	$6,776,914	$6,424,578	$6,008,440	$5,444,814
Total assets	$8,136,036	$7,529,764	$7,150,116	$6,574,129	$5,905,861
Total debt	$3,678,579	$3,061,061	$3,181,949	$2,779,264	$2,584,162
Total liabilities	$4,226,478	$3,550,823	$3,647,058	$3,141,236	$2,919,533
Redeemable noncontrolling interests	$14,315	$14,444	$14,564	$16,034	$15,920
Total equity	$3,895,243	$3,964,497	$3,488,494	$3,416,859	$2,970,408

	Year Ended December 31,
(Dollars in thousands, except per occupied RSF amounts)	2014	2013	2012	2011	2010
Other Data:
Cash provided by operating activities	$334,325	$312,727	$305,533	$246,960	$227,006
Cash used in investing activities	$634,829	$591,375	$558,100	$733,579	$444,745
Cash provided by financing activities	$331,312	$197,570	$314,860	$479,156	$237,912
Number of properties at year end	193	184	181	176	170
RSF of properties at year end	18,729,282	17,461,030	17,549,013	15,803,049	14,158,214
Occupancy of operating properties at year-end – North America	97%	96%	95%	95%	94%
Occupancy of operating and redevelopment properties at year-end – North America	96%	96%	92%	88%	89%
ABR per occupied RSF at year end	$37.23	$35.90	$34.59	$34.39	$33.95

Reconciliation of net income attributable to Alexandria’s common stockholders to FFO attributable to Alexandria’s common stockholders – diluted:
Net income attributable to Alexandria’s common stockholders	$72,113	$108,751	$67,630	$101,973	$105,941
Depreciation and amortization (1)	224,425	190,778	192,005	158,026	126,640
Impairment of real estate – rental properties	26,975	—	11,400	994	—
(Gain) loss on sales of real estate – rental properties (2)	(1,838)	121	(1,564)	—	—
Gain on sales of real estate – land parcels	(6,403)	(4,824)	(1,864)	(46)	(59,466)
Amount attributable to noncontrolling interests/ unvested restricted stock awards:
Net income	6,978	5,613	4,592	5,063	4,724
FFO	(7,668)	(5,577)	(4,561)	(6,402)	(5,834)
FFO attributable to Alexandria’s common stockholders – basic (3)	314,582	294,862	267,638	259,608	172,005
Effect of dilutive securities and assumed conversion:
Assumed conversion of unsecured senior convertible notes	—	15	21	21	7,781
Effect of dilutive securities and assumed conversion attributable to unvested restricted stock awards	—	—	—	—	(22)
FFO attributable to Alexandria’s common stockholders – diluted: (3)	314,582	294,877	267,659	259,629	179,764
Impairment of investments	—	853	—	—	—
Acquisition-related expenses	—	1,446	—	—	—
Realized gain on equity investment primarily related to one non-tenant life science entity	—	—	(5,811)	—	—
Impairment of real estate – land parcels	24,700	—	2,050	—	—
Loss on early extinguishment of debt	525	1,992	2,225	6,485	45,168
Preferred stock redemption charge	1,989	—	5,978	—	—
Allocation to unvested restricted stock awards	(226)	(35)	(39)	(69)	(394)
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted (3)	$341,570	$299,133	$272,062	$266,045	$224,538

(1)
Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”) and our share of unconsolidated joint venture amounts.

(2)	Classified in income from discontinued operations in the consolidated statements of income.

(3)	Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures – FFO and FFO, as Adjusted.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operation, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, those described under “Item 1A. Risk Factors” in this annual report on Form 10-K. We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, as a result of future events, or otherwise.

As used in this report, references to the “Company,” “Alexandria,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Executive Summary

We are very pleased with the execution of our strategic business plan resulting in our 2014 total return performance of 44.7%. In 2014, we celebrated the 20th anniversary of the founding of Alexandria. We began the year with confidence in our business, driven by continued strong performance in the core asset base, positive factors resulting in accelerating demand for our Class A office/laboratory and tech office properties in our urban innovation cluster campuses, a valuable near-term development pipeline primed to deliver continued growth, and a disciplined approach to allocation of capital. Our current value-creation pipeline aggregating 2.3 million rentable square feet was 90% leased or under negotiation as of December 31, 2014. At the end of 2014, occupancy of our North American operating properties was 97.0%, up 110 bps from the end of 2013, and occupancy of our operating and redevelopment properties was 96.1%, up 60 bps from the end of 2013. Our leasing activity remained robust with 2,768,833 RSF leased in 2014 and our growth for both cash rental rates from lease renewals/re-leasing of space and same property NOI (cash basis) were greater than 5% for 2014. Our core operations remained strong in 2014 and we are poised to continue delivering earnings growth in 2015.

We continued to carefully execute on our long term capital plan in 2014, and closed the year with a net debt to adjusted EBITDA (“Adjusted EBITDA”) ratio of 7.2 times and a fixed charge coverage ratio of 3.3 times for the fourth quarter of 2014 on an annualized basis. We successfully completed a $700 million offering of unsecured senior notes at an average interest rate of 3.50% and average maturity of 9.6 years. We also reduced our non-income-producing assets as a percentage of gross investments in real estate to 16% as of December 31, 2014, with a further projected decrease to 13% by the end of the first quarter of 2015. In August 2014, Standard & Poor’s Rating Services raised its credit outlook for the Company to Positive from Stable, reflecting continued and further expected improvement in our key credit metrics and growth in cash flows.

Our capital plan in 2015 to fund our value-creation projects includes (i) net cash provided by operating activities after dividends, (ii) unsecured debt funding supported by significant growth in EBITDA, and (iii) sales of land, high-value “core-like” operating assets, and non-core operating assets. In the fourth quarter of 2014 and January 2015, we completed real estate sales aggregating $113.4 million of land and non-core operating assets and had an additional $122.0 million of assets “held for sale” as of December 31, 2014.

Our acquisitions remain targeted in our core urban cluster submarkets. In January 2015, we acquired 640 Memorial Drive, a 222,504 RSF, 100% leased, Class A, LEED Gold Certified, office/laboratory building in Mid-Cambridge, near the MIT campus for $176.5 million. In connection with the acquisition, we assumed a secured note payable of $82 million with an interest rate of 3.93% and a maturity date in 2023. In January 2015, we also executed an agreement to purchase the outstanding 10% noncontrolling interest in our flagship campus at Alexandria Technology Square® in the Cambridge submarket for $108.3 million. This purchase will be paid in two installments of approximately $54.0 million each in April 1, 2015, and April 1, 2016. We have owned 90% of this 1.2 million RSF urban innovation campus since its purchase from Massachusetts Institute of Technology in 2006, and have since doubled the campus NOI from $30 million in 2006 to $64 million in 2014. The campus occupancy was 99.5% as of December 31, 2014, however, we believe we are poised to capture significant rent growth from 81% of the leases contractually ending over the next five years and also enhance our returns through potential campus expansion of an additional 100,000 RSF.

The disciplined execution of our strategic business plan in 2014 resulted in an FFO per share attributable to Alexandria’s common stockholders, as adjusted, of $4.80 for 2014, up 9.1% over 2013. Transitioning into 2015, we continue to remain focused on allocating our precious capital into markets with strong fundamentals, accelerating demand, and limited supply. With our strong balance sheet in place, overlapping demand from the science and technology sectors in submarkets such as Mission Bay/SoMa and Cambridge, as well as strong rental rate growth across many of our key urban markets, we remain confident in our ability to deliver consistent and solid growth in FFO per share and NAV in 2015.

Results

Operating results

•	Total revenues were $726.9 million for the year ended December 31, 2014, up 15.2%, compared to $631.2 million for the year ended December 31, 2013;

•	56% of total ABR as of December 31, 2014, was from investment-grade client tenants;

•
NOI was $508.6 million for the year ended December 31, 2014, up 15.0%, compared to $442.1 million for the year ended December 31, 2013, driven by deliveries of our value-creation projects, same property NOI growth, and leasing activity further described below;

•	Operating margins were 70% for the year ended December 31, 2014;

•	Same property (“Same Properties”) NOI increased 4.5% and 5.5% (cash basis) for the year ended December 31, 2014, compared to the year ended December 31, 2013; and

•
Our same property performance and operating margins remained solid, primarily due to the strong occupancy percentage of our asset base, solid leasing activity, and our favorable lease structure, as further described below.

The following table presents information regarding our asset base and value-creation projects as of December 31, 2014, 2013, and 2012:

	December 31,
(Rentable square feet)	2014	2013	2012
Operating properties	16,727,985	15,534,238	15,435,147
Development properties	1,857,520	1,826,919	1,566,774
Redevelopment properties	143,777	99,873	547,092
RSF of total properties	18,729,282	17,461,030	17,549,013

Number of properties	193	184	181
Occupancy in North America at year-end – operating	97.0%	95.9%	94.6%
Occupancy in North America at year-end – operating and redevelopment	96.1%	95.5%	91.6%
ABR per occupied RSF at year-end	$37.23	$35.90	$34.59

Leasing activity

•
Executed a total of 190 leases during the year ended December 31, 2014, with a weighted average lease term of 7.3 years, for 2,768,833 RSF, including 1,321,317 RSF related to our development, redevelopment, and previously vacant projects;

•	Achieved rental rate increases for renewed/re-leased space of 13.3% and 5.4% (cash basis); and

•	Increased the occupancy rate for operating and redevelopment properties in North America by 60 bps to 96.1% as of December 31, 2014, from December 31, 2013.

Approximately 61% of the 190 leases executed during the year ended December 31, 2014, did not include concessions for free rent. Tenant concessions/free rent averaged approximately 2.8 months and tenant improvements/lease commissions per square foot was $12.62, with respect to the 2,768,833 RSF leased during the year ended December 31, 2014.

The following chart presents renewed/re-leased space and development/redevelopment/previously vacant space leased for the years ended December 31, 2012, 2013, and 2014:
Lease structure

Our Same Properties (cash basis) NOI increase for the year ended December 31, 2014, of 5.5% and Same Properties operating margin of 69% benefited significantly from our favorable lease structure. As of December 31, 2014, approximately 95% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Additionally, approximately 94% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed or indexed based on a consumer price index or another index, and approximately 93% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures.

Value-creation projects and external growth

Value-creation projects – commencement of development and redevelopment projects in North America

The following table summarizes the commencement of development and redevelopment projects in North America for the year ended December 31, 2014 (dollars in thousands):

					Unlevered
Property/Market – Submarket	Commencement Date	RSF	Leased/Negotiating %	Investment at Completion	Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield	Key Client Tenants
Development
3013/3033 Science Park Road/ San Diego – Torrey Pines	2Q14	165,938	81%	$104,791	7.7%	7.2%	7.1%	Receptos, Inc./ The Medicines Company
5200 Illumina Way – Building 6/ San Diego – University Town Center	3Q14	295,837	100%	$69,900	8.6%	7.0%	8.4%	Illumina, Inc.
1455/1515 Third Street/ San Francisco Bay Area – Mission Bay (1)	3Q14	422,980	100%	TBD	TBD	TBD	TBD	Uber Technologies, Inc.
6040 George Watts Hill Drive/ Research Triangle Park – Research Triangle Park	4Q14	61,547	100%	$25,800	8.1%	7.3%	8.1%	Fujifilm Diosynth Biotechnologies U.S.A., Inc.

Redevelopment
225 Second Avenue/ Greater Boston – Route 128	1Q14	112,500	100%	$46,671	9.0%	8.3%	8.3%	FORUM Pharmaceuticals Inc.
10121 Barnes Canyon Road/ San Diego – Sorrento Mesa	1Q14	53,512	100%	$18,000	8.9%	7.8%	7.9%	Outerwall Inc.

(1)	Represents an unconsolidated joint venture development project.

The value-creation development and redevelopment projects that commenced in 2014 were on average 97% leased or under lease negotiation as of December 31, 2014.

External growth – deliveries of value-creation development and redevelopment projects in North America

The following table presents deliveries of value-creation development and redevelopment projects, including our unconsolidated joint ventures, in North America during the year ended December 31, 2014 (dollars in thousands):

					Occupancy and % of Project Delivered (1)				Unlevered
	Placed into Service in 2014		RSF in Service			Total Project			Average Cash Yield		Initial Stabilized Yield (Cash Basis)		Initial Stabilized Yield
						Leased/ Negotiating	Investment
Address/Market – Submarket	Date	RSF	Prior to 2014	Total
Development projects in North America
499 Illinois Street/ San Francisco Bay Area – Mission Bay	Various	219,574	—	219,574	100%	100%	$198,098		7.4%	(2)	6.8%	(2)	7.3%	(2)
269 East Grand Avenue/ San Francisco Bay Area – Mission Bay	September 2014	107,250	—	107,250	100%	100%	$49,600		9.7%	(3)	8.4%	(3)	9.7%	(3)
430 East 29th Street/ New York City – Manhattan	Various	52,406	189,011	241,417	58%	91%	$463,245	(4)	7.1%	(5)	6.6%	(5)	6.5%	(5)
3013/3033 Science Park Road/ San Diego – Torrey Pines	End of December 2014	42,047	—	42,047	25%	81%	$104,791	(4)	7.7%	(5)	7.2%	(5)	7.1%	(5)

Unconsolidated joint venture development projects in North America
360 Longwood Avenue/ Greater Boston – Longwood Medical Area	End of September 2014	155,524	—	155,524	38%	63%	$350,000	(4)	9.3%	(5)	8.3%	(5)	8.9%	(5)

Redevelopment projects in North America
10121 Barnes Canyon Road/ San Diego – Sorrento Mesa	September 2014	53,512	—	53,512	100%	100%	$18,000		8.9%	(6)	7.8%	(6)	7.9%	(6)
11055/11065/11075 Roselle Street/ San Diego – Sorrento Valley	June 2014	23,936	—	23,936	43%	75%	$18,350		8.0%	(5)	7.8%	(5)	7.9%	(5)

(1) As of December 31, 2014.
(2)    Increased from our previously disclosed estimated yields of 7.3% for average cash yield, 6.4% for initial stabilized yield (cash basis), and 7.2% for initial stabilized yield.
(3)    Increased from our estimated yields at commencement of the project of 9.3% for average cash yield, 8.1% for initial stabilized yield (cash basis), and 9.3% for initial stabilized yield.
(4)    Represents 100% of investment at completion for the entire project. Only a portion of the project was placed into operations during the year ended December 31, 2014. See pages 50 and 51 for portion of development still in progress.
(5) Consistent with previously disclosed yields.
(6)    Increased from our estimated yields at commencement of the project of 8.8% for average cash yield, 7.7% for initial stabilized yield (cash basis), and 7.7% for initial stabilized yield.

External growth – acquisitions

Our acquisitions during the year ended December 31, 2014, and January 2015, consisted of the following (dollars in thousands):

													Unlevered
		Date Acquired		Number of Properties	Purchase Price		Loan Assumption			Percentage			Average Cash Yield		Initial Stabilized Yield (Cash)		Initial Stabilized Yield
Property/Market – Submarket	Type								SF	Leased		Negotiating
3545 Cray Court/ San Diego – Torrey Pines	Operating	1/30/14		1	$64,000		$40,724	(1)	116,556	100%		—%	7.2%		7.0%		7.2%
4025/4031/4045 Sorrento Valley Boulevard/ San Diego – Sorrento Valley	Operating	3/17/14		3	12,400		7,605	(2)	42,566	100%		—%	8.2%		7.8%		8.2%
225 Second Avenue/ Greater Boston – Route 128	Redevelopment	3/27/14		1	16,330		—		112,500	100%	(3)	—%	9.0%		8.3%		8.3%
510 Townsend Street/ San Francisco Bay Area – SoMa	Land	4/18/14		—	50,000		—		300,000	—%		100%	TBD		TBD		TBD
1455/1515 Third Street/ San Francisco Bay Area – Mission Bay (4)	Land	9/4/14		—	125,000		—		422,980	100%		—%	TBD		TBD		TBD
9625 Towne Centre Drive/ San Diego – University Town Center	Redevelopment	11/5/14		1	22,250		—		133,731	100%		—%	TBD	(5)	TBD	(5)	TBD	(5)
6040 George Watts Hill Drive/ Research Triangle Park – Research Triangle Park	Development	12/10/14		1	—	(6)	—		61,547	100%		—%	8.1%		7.3%		8.1%
Total for the year ended December 31, 2014				7	$289,980		$48,329

January 2015
640 Memorial Drive/ Greater Boston – Cambridge (7)	Operating	1/21/15		1	$176,500		$82,000	(7)	225,504	100%		—%	6.8%		6.4%		7.5%
Alexandria Technology Square® (10% noncontrolling interest)/ Greater Boston – Cambridge	Operating	1/21/15	(8)	7	$108,250		$—		1,181,635	99.5%		—%	6.1%		5.4%		6.1%

(1)    Secured note payable with a contractual rate of 4.66% and a maturity date of January 1, 2023.
(2)    Secured note payable with a contractual rate of 5.74% and a maturity date of April 15, 2016.
(3)    Acquired vacant. We subsequently leased 100% of the project to accommodate an expansion requirement of an existing tenant.
(4)    In the third quarter of 2014, Alexandria and Uber Technologies, Inc. (“Uber”) formed a joint venture and acquired key land parcels for the ground-up development of two Class A buildings. Alexandria holds a 51% interest in the joint venture and Uber holds a 49% interest. Additionally, Alexandria executed a 15-year lease with Uber. The purchase price of the land parcels, includes 423 parking structure spaces, foundation piles, plans, and permits, and was funded by contributions from Alexandria and Uber. The land parcels are fully entitled, and include Proposition M office allocation approvals. See page 51 for details of this development project. The design and budget of this project are in process, and the estimated project cost with related yields are expected to be disclosed in the near future.
(5)    We acquired 9625 Towne Centre Drive in the fourth quarter of 2014 with an in-place lease.  The property contains 133,731 RSF and will undergo conversion into tech office space through redevelopment in the third quarter of 2015 upon expiration of the existing lease. We plan to provide the estimated project cost with related yields when this property commences redevelopment.
(6)    Represents a 99-year ground lease executed during the three months ended December 31, 2014 for land owned by our future tenant, Fujifilm Diosynth Biotechnologies U.S.A., Inc. The 61,547 RSF value-creation development project is 100% pre-leased to this tenant, and we commenced development in the fourth quarter of 2014. Ground lease payments to Fujifilm Diosynth Biotechnologies U.S.A, Inc. commence upon delivery of the completed building and are included in the expected yields.
(7)    Secured note payable with a contractual rate of 3.93% and a maturity date in 2023.
(8) In January 2015, we executed an agreement to purchase the outstanding 10% noncontrolling interest in our flagship campus at Alexandria Technology Square® for $108.3 million.  The purchase price will be paid in two installments of approximately $54.0 million each on April 1, 2015, and April 1, 2016.

Real estate asset sales

The sale of non-strategic, non-income-producing-assets and non-core/“core-like” operating assets provided a significant source of capital to fund our highly pre-leased value-creation development and redevelopment projects described above. Our real estate asset sales during the year ended December 31, 2014, and January 2015, and remainder of assets “held for sale” as of December 31, 2014, consisted of the following (dollars in thousands):

	Dispositions
Property/Market – Submarket	Classification Prior to Sale	Square Feet	Annualized NOI (1)	Sales Price/NBV (2)		Gain on Sale	2014 Impairments
Dispositions in 2014
Various/San Francisco Bay Area – South San Francisco	Land	370,307	$802	$31,000	(3)	$—	$24,700	(3)
810 Dexter Avenue/Seattle – Lake Union	Land	150,000	375	19,000		797	—
124 Terry Avenue North/Seattle – Lake Union	Land	200,000	(51)	11,500		3,834	—
Non-Cluster	Land	312,950	(244)	17,880		1,772	—
			882	79,380		6,403	24,700
Various/San Diego – Sorrento Valley & Sorrento Mesa	Rental Properties	62,346	(471)	7,447	(4)	1,838	—
Dispositions in 2014			411	86,827		8,241	24,700

“Held for sale” as of 12/31/14 – dispositions in January 2015
661 University Avenue/Canada – Toronto	Rental Properties	N/A	(1,363)	54,104	(5)	—	16,621	(5)
Pennsylvania	Rental Properties	21,859	3	1,900		—	794
Dispositions in January 2015			(1,360)	56,004		—	17,415

Dispositions in 2014 and January 2015			(949)	142,831		$8,241	42,115

“Held for sale” as of 12/31/14 – pending sales
500 Forbes Boulevard/San Francisco Bay Area – South San Francisco	Rental Properties	155,685	5,539	107,848	(6)	TBD	9,560	(6)
Other	Rental Properties	100,441	1,124	14,175		TBD	—
Pending sales			6,663	122,023			9,560

Total dispositions completed and remainder of assets “held for sale”			$5,714	$264,854			$51,675

(1)	Annualized using actual results for the quarter ended prior to date of sale or the fourth quarter of 2014 for assets “held for sale” as of December 31, 2014.

(2)	Represents sale price for assets sold or net book value for pending sales as of December 31, 2014, net of impairment charges recognized in the fourth quarter of 2014.

(3)
During the fourth quarter of 2014, we sold nine non-contiguous land parcels with seven industrial buildings with occupancy of 98% located in the industrial park areas of South San Francisco near Associated Road, Rozzi Place, and Eccles Avenue to a single buyer focused on operating, redeveloping, and developing industrial properties.  The sale price was approximately $31 million and reduced our developable square footage in aggregate by 370,307 SF.  Additionally, in the fourth quarter of 2014 and prior to the sale, we recognized impairment charges on these land parcels aggregating $24.7 million to reduce their net book value to fair value less cost to sell. We acquired these parcels in 2006 and 2007 with the intention of creating an amenity-rich campus in South San Francisco. Our goal was to capture significant expansion and growth of major biotech companies prior to the financial crisis in 2008. A significant amount of the expansion plans by major biotech companies were approved by the city of South San Francisco. As we executed very successfully on our Class A campus aggregating 407,369 RSF on long-term leases to the investment-grade-rated tenant, Amgen Inc. and allocated capital to other high-demand urban innovation campuses in Mission Bay and Cambridge, we will invest the sale proceeds immediately into highly leased value-creation ground-up development projects.

(4)
These properties were classified as “held for sale”/discontinued operations prior to October 2014, therefore the NOI and gain on sale are classified in “income from discontinued operations” in our consolidated statements of income.

(5)
Represents land and land improvements subject to a ground lease with the Company as a lessee. Our annualized net operating loss of $1.4 million primarily represents ground rent expense. Prior to the sale, our land and land improvements were leased to a tenant and the tenant was completing the construction of a 780,540 RSF building. Rental payments from the tenant were expected to commence upon completion and stabilization of the building.

(6)
During the fourth quarter of 2014, we committed to the sale of an operating property with a 155,685 RSF building located in South San Francisco, classified it as “held for sale,” and accordingly, recognized an impairment charge of $9.6 million to reduce its net book value to our estimate of fair value less cost to sell of $107.8 million.  The impairment is primarily related to the write-off of non-cash items related to improvements received from a prior tenant and an acquired below market lease. These non-cash items had a net book value of $17.7 million immediately prior to recognition of the impairment charge. The property was originally acquired in 2007 and is currently leased to an investment-grade-rated client tenant through 2019. We expect to complete the sale in 2015 at a low cap rate and immediately invest the proceeds into highly leased value-creation ground-up development projects.

Execution of capital strategy

During 2014, we continued to execute on many of the long-term components of our capital strategy including the following key accomplishments:

•
Achieved solid key credit metric ratios, including a net debt to Adjusted EBITDA ratio of 7.2 times and a fixed charge coverage ratio of 3.3 times for the fourth quarter of 2014 on an annualized basis;

•
Reduced our non-income-producing assets (construction in progress and land) to 16% of our gross investments in real estate as of December 31, 2014, and expect to further reduce this percentage to 13% by March 31, 2015, primarily through deliveries of our highly pre-leased development projects;

•
Completed the successful offering of $700 million of unsecured senior notes consisting of $400 million of 2.75% unsecured senior notes payable due in 2020 (“2.75% Unsecured Senior Notes”) and $300 million of 4.50% unsecured senior notes payable due in 2029 (“4.50% Unsecured Senior Notes”); extended average remaining term of outstanding debt to 5.6 years as of December 31, 2014;

•	Maintained significant liquidity of approximately $1.45 billion as of December 31, 2014;

•	Executed additional interest rate swap agreements to provide a minimum of hedged variable-rate debt of $500 million in both 2015 and 2016;

•
In August 2014, Standard & Poor’s Ratings Services raised their credit outlook for Alexandria to Positive from Stable, reflecting continued and further expected improvement in key credit metrics and growth in cash flows; and

•	Maintained a high-quality client tenant base; as of December 31, 2014, 56% of our total annualized base rent was from investment-grade client tenants.

During 2015, we intend to continue executing this capital strategy to achieve further improvements to our credit rating, allowing us to further reduce our cost of capital and continue our disciplined approach to capital allocation that generates strong yields. For further information, see “Projected Results” below.

Balance sheet

As described above, we successfully executed our long-term capital strategy in 2014, continuing to strengthen our balance sheet and credit profile. We expect to continue the transition of our balance sheet debt from short-term and medium-term bank debt to long-term unsecured fixed-rate debt over the next several years. However, some bank debt will remain a component of our long-term capital structure, primarily consisting of an unsecured senior line of credit for liquidity and flexibility, and if appropriate, unsecured senior bank term loans. The transition from unhedged variable-rate bank debt to longer-term fixed-rate debt is expected to result in an increase in our interest costs. Growth in earnings from core operations and completion of Class A development projects is expected to generate growth in per share earnings and FFO, even after consideration of projected increases in interest expense related to refinancing outstanding variable-rate bank debt. Our capital structure will also continue to benefit from longer and laddered debt maturities, less LIBOR-based variable interest rate risk, and continued access to diverse sources of capital. While this transition from unhedged variable-rate bank debt is in process, we expect to utilize interest rate swap agreements to reduce our interest rate risk. The transition of unhedged variable-rate bank debt to longer-term fixed-rate unsecured bonds is not expected to impact the “highly effective” designation of the existing interest rate swap agreements as of December 31, 2014. Our forecasts assume outstanding unhedged variable-rate debt in an amount at least equal to our effective notional amount of interest rate swap agreements in effect at any point in time.

Secured mortgage notes payable will remain a small portion of our capital structure, and we may utilize secured construction loans for our value-creation development projects from time to time. In addition, we expect to continue to maintain a significant proportion of unencumbered NOI, to allow for future flexibility to access both the unsecured and secured debt markets. For the year ended December 31, 2014, our unencumbered NOI as a percentage of total NOI was 84%.

During the three months ended December 31, 2014, we purchased 513,500 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $14.4 million, or $27.975 per share, in a privately negotiated transaction. Our capital plan for 2015 assumes no additional purchases of our Series D Convertible Stock.

We expect our EBITDA to grow significantly in 2015. This growth in EBITDA, plus cash flows from operating activities, after dividends, is expected to allow us to borrow additional debt in 2015 on a leverage neutral basis and provide significant capital to fund value-creation development projects.

We expect to match-fund a portion of our capital needs to fund high-value Class A, pre-leased value-creation development and redevelopment projects with net proceeds from asset sales. We expect to identify real estate assets for sale, including land and non-core/“core-like” operating assets, over the next several quarters to generate proceeds for reinvestment into our value-creation projects. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold. For example, the sale of an income-producing property benefits leverage less than the sale of a non-income producing land parcel. Additionally, we expect to continue to execute our strategy to deliver solid growth in FFO per share attributable to Alexandria’s common stockholders – diluted, and net asset value in 2015, including any impact of asset sales. As of December 31, 2014, we had five properties “held for sale” with an aggregate net book value of $178.0 million. In addition, we completed the sale of two of these properties in January 2015, with an aggregate sales price of $56.0 million. We may identify additional properties for potential sale in 2015 and thereafter.

As of December 31, 2014, approximately 16% of our gross real estate represented non-income-producing assets (construction in progess and land). Our current development and redevelopment projects represented 8% of our gross investments in real estate, a significant amount of which is leased and expected to be delivered in 2015. The completion and delivery of these projects is expected to reduce our non-income-producing assets as a percentage of gross investments in real estate to 13% by March 31, 2015, from 16% as of December 31, 2014. Over the next few quarters, we may continue identifying non-strategic, non-income-producing assets and non-core/“core-like” operating assets for potential sale. After the first quarter of 2015, our target is to maintain non-income-producing assets (construction in progess and land) as a percentage of our gross investments in real estate in the range from 10% to 15%.

Investments in unconsolidated joint ventures

360 Longwood Avenue

We are currently developing a building aggregating 413,536 RSF in the Longwood Medical Area of the Greater Boston market through an unconsolidated joint venture. As of December 31, 2014, 155,524 RSF of the project was occupied and in-service, primarily by Dana-Farber Cancer Institute, Inc. We currently have an additional 104,022 RSF under lease negotiation and expect to reach stabilized occupancy at this property by 2016. The cost at completion for this unconsolidated joint venture is approximately $350.0 million. The joint venture had a construction loan with commitments aggregating $213.2 million, with $159.9 million outstanding as of December 31, 2014. The remaining cost to complete the development is expected to be funded primarily from the remaining construction loan commitments of $53.3 million. The construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%, and has a maturity date of April 1, 2019, inclusive of two separate one-year options to extend the stated maturity date of April 1, 2017.

We have a 27.5% interest in this unconsolidated joint venture that we account for under the equity method of accounting. Our investment under the equity method of accounting was $49.1 million as of December 31, 2014.

We expect to earn unlevered yields on our share of the gross real estate in the joint venture as follows: (i) initial stabilized yield of 8.9%, (ii) initial stabilized yield (cash basis) of 8.3%, and (iii) average cash yield during the term of the initial leases of 9.3%. Our projected unlevered yields are based upon our share of the investment in real estate of the joint venture at completion of approximately $109.0 million, including costs incurred directly by us outside the joint venture. In addition to these yields, we will receive construction management and other fees in aggregate of approximately $637 thousand through completion of the project, and recurring annual property management fees thereafter from this project. Construction management and other fees have been excluded from our estimate of unlevered yields.

1455/1515 Third Street

During the three months ended September 30, 2014, Alexandria and Uber entered into a joint venture agreement and acquired two land parcels supporting the development of two buildings aggregating 422,980 RSF at 1455/1515 Third Street in the Mission Bay submarket of the San Francisco Bay Area, for $125.0 million. We have a 51% interest and Uber has a 49% interest in this unconsolidated joint venture. The purchase price was funded by contributions into the joint venture by Uber and Alexandria. We account for our investment in this joint venture under the equity method of accounting. Our investment under the equity method of accounting was $68.3 million as of December 31, 2014. The project is expected to be funded by equity contributions from Alexandria and Uber. We may also fund a portion of the project with proceeds from a secured construction loan. We are in the process of finalizing the design and construction budget with our partner and we expect to provide the total estimated cost at completion and estimate of yields in the near future. The project is 100% pre-leased to Uber pursuant to a 15-year lease.

The following table sets forth the information related to our 360 Longwood Avenue and 1455/1515 Third Street unconsolidated joint ventures as of December 31, 2014 (dollars in thousands):

Unconsolidated joint venture information Year ended December 31, 2014
	360 Longwood Avenue			1455/1515 Third Street			Total ARE Share
	100%	ARE’s 27.5% Share	(1)	100%	ARE’s 51% Share	(1)
Revenue	$2,939	$1,015	(2)	$127	$65		$1,080
Rental operations	(274)	(80)		(161)	(82)		(162)
Interest	(119)	(35)		—	—		(35)
Depreciation and amortization	(627)	(239)		(176)	(90)		(329)
Net income (loss)	$1,919	$661		$(210)	$(107)		$554

Unconsolidated joint venture information As of December 31, 2014
	360 Longwood Avenue				1455/1515 Third Street			Total ARE Share
	100%		ARE’s 27.5% Share	(1)	100%	ARE’s 51% Share	(1)
Rental properties	$111,523		$34,189		$21,150	$10,787		$44,976
Construction in progress	184,844		56,667		106,524	55,894		112,561
Gross investments in real estate	296,367		90,856		127,674	66,681		157,537
Less: accumulated depreciation	(591)		(200)		(176)	(90)		(290)
Investments in real estate	295,776		90,656		127,498	66,591		157,247
Other assets	10,410		3,637		7,319	3,861		7,498
Total assets	$306,186		$94,293		$134,817	$70,452		$164,745

Secured notes payable	$159,881	(3)	$43,967		$—	$—		$43,967
Other liabilities	4,445		1,227		4,206	2,145		3,372
Total liabilities	164,326		45,194		4,206	2,145		47,339
Equity	141,860		49,099		130,611	68,307		117,406
Total liabilities and equity	$306,186		$94,293		$134,817	$70,452		$164,745

	RSF				RSF
Rental properties	155,524	(4)			—
Active development (CIP) (5)	258,012				422,980
Total	413,536				422,980

(1) Amounts include costs incurred directly by us outside the joint ventures. We believe the ARE basis in our investments in unconsolidated joint ventures is useful information for investors as it provides our proportional share of the investments in real estate from all properties, including our share of the assets and liabilities of our unconsolidated joint ventures. The ARE basis allows investors to estimate the impact of real estate investments and debt financing at the joint venture level.
(2)    Includes development fees earned.
(3) Secured construction loan with an aggregate commitment of $213.2 million, which bears interest at LIBOR+3.75%, with a floor of 5.25%. The maturity date of the loan is April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.
(4)    Delivery of 154,100 RSF occurred in late September 2014.
(5) See page 51 for further detail of our unconsolidated joint venture development projects.

Results of operations

Same Properties

As a result of changes within our total property portfolio, the financial data presented in the table in “Comparison of the Year Ended December 31, 2014, to the Year Ended December 31, 2013” shows significant changes in revenue and expenses from period to period. In order to supplement an evaluation of our results of operations, we analyze the operating performance for all properties, including operating properties and completed development and redevelopment properties, to the extent that those properties were fully operating for the entire periods presented separate from properties acquired subsequent to the beginning of the earliest period presented, properties currently classified as “held for sale”, properties currently undergoing development or redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from the results of our Same Properties (“Non-Same Properties”). Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.

The following table presents information regarding our Same Properties as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Percentage change in NOI over comparable period from prior year	4.5%	1.8%
Percentage change in NOI (cash basis) over comparable period from prior year	5.5%	5.4%
Operating margin	69%	68%
Number of Same Properties	149	137
RSF	12,419,189	11,781,883
Occupancy – current period average	96.6%	93.5%
Occupancy – same period prior year average	93.5%	92.7%

The following table reconciles the number of Same Properties to total properties for the year ended December 31, 2014:

Development – current	Properties	Summary	Properties
75/125 Binney Street	1	Development – current	9
430 East 29th Street	1	Development – deliveries	3
5200 Illumina Way – Building 6	1	Redevelopment – current	3
3013/3033 Science Park Road	2	Redevelopment – deliveries	11
6040 George Watts Hill Drive	1
360 Longwood Avenue (unconsolidated JV)	1	Development/redevelopment – Asia	5
1455/1515 Third Street (unconsolidated JV)	2
	9	Acquisitions in North America since January 1, 2013:
		10151 Barnes Canyon Road	1
Development – deliveries since January 1, 2013	Properties	407 Davis Drive	1
225 Binney Street	1	150 Second Street	1
269 East Grand Avenue	1	3545 Cray Court	1
499 Illinois Street	1	4025/4031/4045 Sorrento Valley Boulevard	3
	3	9625 Towne Centre Drive	1

Redevelopment – current	Properties	Properties “held for sale”	5
225 Second Avenue	1	Total properties excluded from Same Properties	44
11055/11065 Roselle Street	2
	3	Same Properties	149

Redevelopment – deliveries since January 1, 2013	Properties	Total properties as of December 31, 2014	193
400 Technology Square	1
1551 Eastlake Avenue East	1
285 Bear Hill Road	1
343 Oyster Point Boulevard	1
1616 Eastlake Avenue East	1
9800 Medical Center Drive	3
4757 Nexus Center Drive	1
11075 Roselle Street	1
10121 Barnes Canyon Road	1
	11

NOI is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, excluding loss on early extinguishment of debt, impairment of real estate, depreciation and amortization, interest expense, and general and administrative expense. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects primarily those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets, including our share from our unconsolidated joint ventures. NOI on a cash basis is NOI, adjusted to exclude the effect of straight-line rent adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent adjustments to rental revenue.

The chart below shows our NOI for the years ended December 31, 2012, through December 31, 2014 (in millions):

Further, we believe NOI is useful to investors as a performance measure, because when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations. NOI excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Impairments of real estate have been excluded in deriving NOI because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairment of real estate represents the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values. Our calculation of NOI also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to the timing of corporate strategy. Property operating expenses that are included in determining NOI consist of costs that are related to our operating properties, such as utilities; repairs and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management, and are excluded from NOI because they represent the ownership structure we have, and are not necessarily linked to the operating performance of our properties. NOI presented by us may not be comparable to NOI reported by other equity REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations as presented in our consolidated statements of income. NOI should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions.

Comparison of the year ended December 31, 2014, to the year ended December 31, 2013

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the year ended December 31, 2014, compared to the year ended December 31, 2013, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenues:
Rental – Same Properties	$437,987	$421,615	$16,372	3.9%
Rental – Non-Same Properties	106,166	46,149	60,017	130.1
Total rental	544,153	467,764	76,389	16.3

Tenant recoveries – Same Properties	148,694	138,682	10,012	7.2
Tenant recoveries – Non-Same Properties	24,786	11,413	13,373	117.2
Total tenant recoveries	173,480	150,095	23,385	15.6

Other income – Same Properties	398	156	242	155.1
Other income – Non-Same Properties	8,846	13,136	(4,290)	(32.7)
Total other income	9,244	13,292	(4,048)	(30.5)

Total revenues – Same Properties	587,079	560,453	26,626	4.8
Total revenues – Non-Same Properties	139,798	70,698	69,100	97.7
Total revenues	726,877	631,151	95,726	15.2

Expenses:
Rental operations – Same Properties	183,028	173,799	9,229	5.3
Rental operations – Non-Same Properties	36,136	15,240	20,896	137.1
Total rental operations	219,164	189,039	30,125	15.9

Our share of NOI from unconsolidated JVs:
JV NOI – Same Properties	—	—	—	—
JV NOI – Non-Same Properties	918	—	918	100.0
Our share of NOI from unconsolidated JVs	918	—	918	100.0

NOI:
NOI – Same Properties	404,051	386,654	17,397	4.5
NOI – Non-Same Properties	104,580	55,458	49,122	88.6
Total NOI	508,631	442,112	66,519	15.0

Other expenses:
General and administrative	53,530	48,520	5,010	10.3
Interest	79,299	67,952	11,347	16.7
Depreciation and amortization	224,096	189,123	34,973	18.5
Impairment of real estate	51,675	—	51,675	100.0
Loss on early extinguishment of debt	525	1,992	(1,467)	(73.6)
	409,125	307,587	101,538	33.0
Less: our share of NOI from unconsolidated JVs	(918)	—	(918)	(100.0)
Equity in earnings of unconsolidated JVs	554	—	554	100.0
Income from continuing operations	$99,142	$134,525	$(35,383)	(26.3)%

NOI – Same Properties	$404,051	$386,654	$17,397	4.5%
Less: straight-line rent adjustments	(18,878)	(21,451)	2,573	(12.0)
NOI (cash basis) – Same Properties	$385,173	$365,203	$19,970	5.5%

Rental revenues

Total rental revenues for the year ended December 31, 2014, increased by $76.4 million, or 16.3%, to $544.2 million, compared to $467.8 million for the year ended December 31, 2013. The increase was primarily due to rental revenues from our Non-Same Properties, including development and redevelopment projects aggregating 1,521,836 RSF that were delivered after January 1, 2013, and operating properties aggregating 546,899 RSF that were acquired after January 1, 2013. In addition, rental revenues from our Same Properties for the year ended December 31, 2014, increased by $16.4 million, or 3.9%, to $438.0 million from $421.6 million for the year ended December 31, 2013. Occupancy of Same Properties increased by 310 bps to 96.6% for the year ended December 31, 2014, from 93.5% for the year ended December 31, 2013.

Tenant recoveries

Tenant recoveries for the year ended December 31, 2014, increased by $23.4 million, or 15.6%, to $173.5 million, compared to $150.1 million for the year ended December 31, 2013. This increase is consistent with the increase in our rental operating expenses of $30.1 million, or 15.9%. Same Properties tenant recoveries increased by $10.0 million, or 7.2%, primarily as a result of an increase in Same Properties rental operating expenses of $9.2 million, or 5.3%. Rental operating expenses increased during the year ended December 31, 2014, compared to the year ended December 31, 2013, due to higher utilities and repairs and maintenance in the year ended December 31, 2014. Our utility consumption and repairs and maintenance increased primarily due to a 310 bps increase in occupancy of our Same Properties. Non-Same Properties tenant recoveries increased by $13.4 million as a result of a Non-Same Properties rental operating expense increase of $20.9 million.

Other income

Other income for the years ended December 31, 2014 and 2013, consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	Change
Management fee income	$2,761	$3,133	$(372)
Interest and other income	4,157	4,589	(432)
Investment income	2,326	5,570	(3,244)
Total other income	$9,244	$13,292	$(4,048)

Rental operating expenses

Total rental operating expenses for the year ended December 31, 2014, increased by $30.1 million, or 15.9%, to $219.2 million, compared to $189.0 million for the year ended December 31, 2013. Approximately $20.9 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to recently delivered development and redevelopment projects, and recently acquired operating properties as mentioned above. The remaining increase in rental operating expenses of $9.2 million was due to the increase in occupancy and higher utilities and repairs and maintenance as described under “Tenant Recoveries” above.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2014, increased by $5.0 million, or 10.3%, to $53.5 million, compared to $48.5 million for the year ended December 31, 2013. General and administrative expenses increased primarily due to property acquisition-related expenses from our recent acquisitions, property disposition-related expenses due to sales of real estate, and expenses related to growth in both the depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses were relatively consistent at 0.7% and 0.6% for the years ended December 31, 2014 and 2013, respectively.

Interest expense

Interest expense for the years ended December 31, 2014 and 2013, was comprised of the following (in thousands):

	Year Ended December 31,
Component	2014	2013	Change
Secured notes payable	$29,429	$38,496	$(9,067)
Unsecured senior notes payable	56,125	36,456	19,669
Unsecured senior line of credit	8,107	7,007	1,100
Unsecured senior bank term loans	14,328	20,934	(6,606)
Interest rate swaps	6,871	15,422	(8,551)
Amortization of loan fees and other interest	11,544	10,232	1,312
Unsecured senior convertible notes	—	20	(20)
Total interest incurred	126,404	128,567	(2,163)
Capitalized interest	(47,105)	(60,615)	13,510
Total interest expense	$79,299	$67,952	$11,347

Total interest expense increased by $11.3 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily as a result of the $13.5 million reduction in the amount of capitalization of interest related to the delivery of development and redevelopment projects previously mentioned.

Total interest incurred declined by $2.2 million due to a decrease in our weighted average interest rate from 3.76% as of December 31, 2013, to 3.23% as of December 31, 2014, offset by an approximate $617.5 million increase in outstanding debt. Interest from secured notes payable, our unsecured senior line of credit, unsecured senior bank term loans, and interest rate swaps decreased by $23.1 million, and interest from unsecured senior notes payable increased by $19.7 million as we continued to transition from variable-rate bank debt to long-term unsecured fixed-rate debt. Since the beginning of 2013, we have completed two offerings of unsecured senior notes payable aggregating $1.20 billion at an average rate of 3.68% and an average maturity of 9.8 years. Net proceeds from these offerings were used to reduce our 2016 unsecured senior bank term loan (“2016 Unsecured Senior Bank Term Loan”) and reduce amounts outstanding under our unsecured senior line of credit.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2014, increased by $35.0 million, or 18.5%, to $224.1 million, compared to $189.1 million for the year ended December 31, 2013. Depreciation increased primarily due to depreciation related to recently delivered development and redevelopment projects, and recently acquired operating properties, as mentioned above.

Impairment of real estate

During the year ended December 31, 2014, we determined that nine land parcels and three operating properties met the criteria to be classified as “held for sale” and consequently recognized aggregate real estate impairment charges of $51.7 million to lower the carrying costs of this real estate to their estimated fair value less cost to sell. For additional information, refer to the section titled “Sales of Real Estate Assets and Related Impairment Charges” in Note 3 – “Investments in Real Estate” to our audited consolidated financial statements under Item 15 of this Report.

Loss on early extinguishment of debt

During the year ended December 31, 2014, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees aggregating $525 thousand, upon our $125.0 million partial repayment of the outstanding principal balance of our 2016 Unsecured Senior Bank Term Loan. During the year ended December 31, 2013, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees aggregating $2.0 million, upon our $250 million partial repayment of the outstanding principal balance of our senior bank term loan due in 2016.

Income from discontinued operations

Income from discontinued operations of $1.2 million and $900 thousand for the years ended December 31, 2014 and 2013, includes the results of operations of one property which was classified as “held for sale” as of December 31, 2014, as well as the results of operations (prior to disposition) and gain/loss on sales of real estate attributable to 10 properties sold subsequent to January 1, 2013.

Refer to the “Recent Accounting Pronouncements” section of Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” for discussion of our adoption of the ASU on the reporting of discontinued operations which raises the threshold for classification as discontinued operations.

Gain on sales of real estate – land parcels

During the year ended December 31, 2014, excluding the sale of nine land parcels for which we recognized an impairment charge as discussed above, we completed the sale of six parcels of land in various markets, aggregating 662,950 RSF for an aggregate sales price of $48.4 million and recognized an aggregate gain on sales of real estate – land parcels of $6.4 million. These gains are classified in gain on sales of real estate – land parcels below income from discontinued operations in the accompanying consolidated statements of income.

The land parcels sold did not meet the criteria for classification as discontinued operations since the parcels did not have any significant operations prior to disposition. Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement. Accordingly, we classified the gain on sale of land parcel below income from discontinued operations, in the consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria’s common stockholders in the “control number,” or numerator for the computation of EPS.

Comparison of the year ended December 31, 2013, to the year ended December 31, 2012

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the year ended December 31, 2013, compared to the year ended December 31, 2012, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenues:
Rental – Same Properties	$382,083	$373,589	$8,494	2.3%
Rental – Non-Same Properties	85,681	49,204	36,477	74.1
Total rental	467,764	422,793	44,971	10.6

Tenant recoveries – Same Properties	124,080	120,168	3,912	3.3
Tenant recoveries – Non-Same Properties	26,015	13,112	12,903	98.4
Total tenant recoveries	150,095	133,280	16,815	12.6

Other income – Same Properties	342	348	(6)	(1.7)
Other income – Non-Same Properties	12,950	18,076	(5,126)	(28.4)
Total other income	13,292	18,424	(5,132)	(27.9)

Total revenues – Same Properties	506,505	494,105	12,400	2.5
Total revenues – Non-Same Properties	124,646	80,392	44,254	55.0
Total revenues	631,151	574,497	56,654	9.9

Expenses:
Rental operations – Same Properties	160,358	153,961	6,397	4.2
Rental operations – Non-Same Properties	28,681	18,795	9,886	52.6
Total rental operations	189,039	172,756	16,283	9.4

NOI:
NOI – Same Properties	346,147	340,144	6,003	1.8
NOI – Non-Same Properties	95,965	61,597	34,368	55.8
Total NOI	442,112	401,741	40,371	10.0

Other expenses:
General and administrative	48,520	47,747	773	1.6
Interest	67,952	69,184	(1,232)	(1.8)
Depreciation and amortization	189,123	185,687	3,436	1.9
Impairment of land parcel	—	2,050	(2,050)	(100.0)
Loss on early extinguishment of debt	1,992	2,225	(233)	(10.5)
	307,587	306,893	694	0.2
Income from continuing operations	$134,525	$94,848	$39,677	41.8%

NOI – Same Properties	$346,147	$340,144	$6,003	1.8%
Less: straight-line rent adjustments	(5,299)	(16,618)	11,319	(68.1)
NOI (cash basis) – Same Properties	$340,848	$323,526	$17,322	5.4%

Rental revenues

Total rental revenues for the year ended December 31, 2013, increased by $45.0 million, or 10.6%, to $467.8 million, compared to $422.8 million for the year ended December 31, 2012. The increase was primarily due to rental revenues from our Non-Same Properties, including 23 development and redevelopment projects that were completed and delivered after January 1, 2012, and five operating properties that were acquired after January 1, 2012. In addition, rental revenues from our Same Properties increased by $8.5 million. Occupancy of Same Properties increased 80 bps, to 93.5% as of December 31, 2013, from 92.7% as of December 31, 2012.

Tenant recoveries

Tenant recoveries for the year ended December 31, 2013, increased by $16.8 million, or 12.6%, to $150.1 million, compared to $133.3 million for the year ended December 31, 2012. This increase is consistent with the increase in our rental operating expenses of $16.3 million. Same Properties tenant recoveries increased by $3.9 million, primarily as a result of an increase in Same Properties rental operating expenses of $6.4 million and higher occupancy for Same Properties in 2013. Rental operating expenses increased during the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to an increase in operating costs related to colder weather in 2013, property tax rate increases for our properties located in Massachusetts, an increase in repairs and maintenance projects in 2013 compared to 2012, and overall higher occupancy in 2013. Non-Same Properties tenant recoveries increased by $12.9 million as a result of a Non-Same Properties rental operating expense increase of $9.9 million and higher occupancy for the development and redevelopment properties delivered since the beginning of 2012. As of December 31, 2013, approximately 94% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the years ended December 31, 2013 and 2012, consisted of the following (in thousands):

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

Rental operating expenses

Total rental operating expenses for the year ended December 31, 2013, increased by $16.3 million, or 9.4%, to $189.0 million, compared to $172.8 million for the year ended December 31, 2012. Approximately $9.9 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to 23 development and redevelopment projects that were completed and delivered after January 1, 2012, and five operating properties that were acquired after January 1, 2012. The remaining increase in rental operating expenses of $6.4 million was due to the increase in occupancy and higher utilities described under “Tenant Recoveries” above.

General and administrative expenses

General and administrative expenses remained relatively consistent at $48.5 million for the year ended December 31, 2013, compared to $47.7 million for the year ended December 31, 2012. As a percentage of total assets, our general and administrative expenses were relatively consistent at 0.6% for the year ended December 31, 2013, and 0.7% for the year ended December 31, 2012.

Interest expense

Interest expense for the year ended December 31, 2013 and 2012, was comprised of the following (in thousands):

	Year Ended December 31,
Component	2013	2012	Change
Secured notes payable	$38,496	$40,439	$(1,943)
Unsecured senior notes payable	36,456	21,255	15,201
Unsecured senior line of credit	7,007	12,035	(5,028)
Unsecured senior bank term loans	20,934	25,567	(4,633)
Interest rate swaps	15,422	22,309	(6,887)
Amortization of loan fees and other interest	10,232	10,084	148
Unsecured senior convertible notes	20	246	(226)
Total interest incurred	128,567	131,935	(3,368)
Capitalized interest	(60,615)	(62,751)	2,136
Total interest expense	$67,952	$69,184	$(1,232)

The total interest incurred decreased by $3.4 million during the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily as a result of a $612.0 million reduction in our unsecured senior line of credit and unsecured senior bank term loans in 2013 and the decrease in expense related to the expiration, at various dates from September 2012 through September 2013, of certain interest rate swap agreements aggregating $250.0 million with rates ranging from 4.546% to 5.015%. As these interest rate swaps ended, we opted to leave a portion of the underlying debt unhedged in anticipation of a reduction of outstanding variable-rate debt that occurred during May 2013, when we issued $500.0 million of unsecured notes payable at a fixed rate of 3.90% (“3.90% Unsecured Senior Notes”). In addition, we reduced the outstanding principal balance outstanding on our unsecured senior bank term loans by $500.0 million in 2012 and 2013, and we amended our unsecured senior line of credit and unsecured senior bank term loans in 2013 to reduce our interest rate on outstanding borrowings. These decreases in interest costs have been partially offset by the increase in interest expense from the issuances of unsecured senior notes payable. From the beginning of 2012 to the end of 2013, we have issued $1.05 billion of unsecured senior notes payable.

The amended terms and corresponding interest rates of our senior bank term loans and our senior line of credit are as follows:

	Balance as of December 31, 2013		Maturity Date		Applicable Rate		Facility Fee
Facility			Prior	Amended	Prior	Amended	Prior	Amended
2016 Unsecured Senior Bank Term Loan	$500	million	June 2016	July 2016	L+1.75%	L+1.20%	N/A	N/A
2019 Unsecured Senior Bank Term Loan	$600	million	January 2017	January 2019	L+1.50%	L+1.20%	N/A	N/A
$1.5 billion unsecured senior line of credit	$204	million	April 2017	January 2019	L+1.20%	L+1.10%	0.25%	0.20%

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2013, increased by $3.4 million, or 1.9%, to $189.1 million, compared to $185.7 million for the year ended December 31, 2012. Depreciation increased due to 23 development and redevelopment projects that were completed and delivered after January 1, 2012, and five operating properties that were acquired in North America after January 1, 2012.

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

Income from discontinued operations

Income from discontinued operations, of $900 thousand and $8.8 million for the years ended December 31, 2013 and 2012, respectively, includes the results of operations of four operating properties that were classified as “held for sale” as of December 31, 2013, as well as the results of operations (prior to disposition) and gain/loss on sale of real estate attributable to 13 properties sold from January 1, 2012, to December 31, 2013, as well as any related impairments. During the year ended December 31, 2012, we recognized an impairment loss aggregating $11.4 million related to our decision to sell rather than hold our investment in 1124 Columbia Street in the Seattle market and One Innovation Drive, 377 Plantation Street, and 381 Plantation Street in the Greater Boston market. We completed the sale of these assets in 2013 along with our sale of 25/35/45 West Watkins Mill Road and 1201 Clopper Road in the Maryland market and 702 Electronic Drive in Pennsylvania, for an aggregate sales price of $128.6 million and a net loss on sale of $121 thousand.

Gain on sales of real estate – land parcels

During the year ended December 31, 2013, we sold four parcels of land for aggregate consideration of $73.3 million and recognized an aggregate gain of $4.8 million, which included a gain of $4.1 million on the sale of our land parcel in the Mission Bay submarket of the San Francisco Bay Area at 1600 Owens Street for $55.2 million.

In March 2012, we completed an in-substance partial sale of our interest in a joint venture that owned a land parcel, resulting in a $1.9 million gain on the sale of the land parcel.

The land parcels sold did not meet the criteria for classification as discontinued operations since the parcels did not have any significant operations prior to disposition. Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement. Accordingly, we classified the gain on the sales of the land parcels below income from discontinued operations in the consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria’s common stockholders in the “control number,” or numerator, for the computation of EPS.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we present guidance for EPS attributable to Alexandria’s common stockholders – diluted and FFO per share attributable to Alexandria’s common stockholders – diluted, each for the year ended December 31, 2015, as set forth in the table below.  The table below provides a reconciliation of FFO per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to EPS, the most directly comparable GAAP measure, and other key assumptions and key credit metrics included in our guidance for the year ended December 31, 2015.

EPS and FFO Per Share Attributable to Alexandria’s Common Stockholders – Diluted	2015 Guidance
EPS	$1.60 to $1.80
Add back: depreciation and amortization	3.52
Other	(0.02)
FFO per share	$5.10 to $5.30

	2015 Guidance
Key Assumptions (Dollars in thousands)	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2015	96.9%	97.4%

Same property performance:
NOI increase	0.5%	2.5%
NOI increase (cash basis)	5.0%	7.0%

Lease renewals and re-leasing of space:
Rental rate increases	14.0%	17.0%
Rental rate increases (cash basis)	8.0%	10.0%

Straight-line rents	$42,000	$47,000
General and administrative expenses	$55,000	$59,000
Capitalization of interest	$35,000	$45,000
Interest expense	$110,000	$120,000

Key Credit Metrics	2015 Guidance
Net debt to Adjusted EBITDA – fourth quarter of 2015 annualized	6.5x to 7.5x
Fixed charge coverage ratio – fourth quarter of 2015 annualized	3.0x to 3.5x
Non-income-producing assets as a percentage of gross real estate as of December 31, 2015	10% to 15%

Net Debt to Adjusted EBITDA	Fixed Charge Coverage Ratio

6.6x
7.2x
6.5x
to
7.5x
6.0x
to
7.0x
12/31/13
12/31/14
2015
Target Range
Goal

3.2x
3.3x
3.0x to 3.5x
3.0x to 3.5x
12/31/13
12/31/14
2015 Target Range
Goal

As of December 31, 2014, we had construction in progress related to our seven North American development projects and two North American redevelopment projects, respectively. The completion of these projects, along with recently delivered projects, certain future projects, and contributions from Same Properties, is expected to contribute significant increases in rental income, NOI, and cash flows. Operating performance assumptions related to the completion of our development and redevelopment projects in North America, including the timing of initial occupancy, stabilization dates, and initial stabilized yield, are included in “Item 2. Properties – Investments in Real Estate.” Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the tables above and in the table in “Summary of Capital Expenditures,” including the “Projected Construction Spending” table located within “Item 2. Properties – Investments in Real Estate.”

The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs, because these project costs will no longer qualify for capitalization and these costs will be expensed as incurred. Our projection assumptions for Same Property NOI growth, rental rate growth, straight-line rents, general and administrative expenses, capitalization of interest, and interest expense are included in the tables above and are subject to a number of variables and uncertainties, including those discussed under the “Forward-Looking Statements” section of “Item 1A. Risk Factors,” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K for the year ended December 31, 2014. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-generating expenditures, and scheduled debt maturities, through net cash provided by operating activities, periodic asset sales, strategic joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

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

•
Maintain adequate liquidity from net cash provided by operating activities, cash and cash equivalents, and available borrowing capacity under our unsecured senior line of credit and available commitments under our secured construction loans;

•	Reduce the amount of our unsecured bank debt;

•
Maintain diverse sources of capital, including sources from net cash provided by operating activities, unsecured debt, secured debt, selective asset sales, joint venture capital, preferred stock, and common stock;

•	Manage the amount of debt maturing in a single year;

•	Mitigate unhedged variable-rate debt exposure through the reduction of short-term and medium-term variable-rate bank debt;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund preferred stock and common stock dividends from net cash provided by operating activities;

•	Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate;

•	Maintain high levels of pre-leasing and percentage leased in value-creation projects; and

•	Maintain solid key credit metrics, including net debt to Adjusted EBITDA and fixed charge coverage ratio, with some variation from quarter to quarter and year to year.

Unsecured senior line of credit and unsecured senior bank term loans

We have unsecured bank debt totaling $1.28 billion as of December 31, 2014, under our 2016 Unsecured Senior Bank Term Loan, 2019 unsecured senior bank term loan (“2019 Unsecured Senior Bank Term Loan”), and amounts outstanding on our $1.5 billion unsecured senior line of credit. The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities.

	Balance as of December 31, 2014		As of December 31, 2014
Facility			Maturity Date (1)	Applicable Rate	Facility Fee
2016 Unsecured Senior Bank Term Loan	$375	million	July 2016	LIBOR+1.20%	N/A
2019 Unsecured Senior Bank Term Loan	$600	million	January 2019	LIBOR+1.20%	N/A
$1.5 billion unsecured senior line of credit	$304	million	January 2019	LIBOR+1.10%	0.20%

(1)	Includes any extension options that we control.

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of December 31, 2014, were as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Leverage Ratio	Less than or equal to 60.0%	35.9%
Secured Debt Ratio	Less than or equal to 45.0%	6.4%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x	3.12x
Unsecured Leverage Ratio	Less than or equal to 60.0%	38.9%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	8.19x

(1)
For definitions of the ratios, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements filed as Exhibits 10.24, 10.25, 10.26, and 10.27 hereto, which are listed in Item 15 of this report.

(2)	Actual covenants are calculated pursuant to the specific terms to our unsecured senior line of credit and unsecured senior bank term loan agreements.

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% Unsecured Senior Notes, 3.90% Unsecured Senior Notes, 4.60% unsecured senior notes (“4.60% Unsecured Senior Notes”), and 4.50% Unsecured Senior Notes as of December 31, 2014, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	40%
Secured Debt to Total Assets	Less than or equal to 40%	7%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x	5.9x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	247%

(1)
For definitions of the ratios, refer to the indenture filed as Exhibit 4.3 hereto and the related supplemental indentures filed as Exhibits 4.4, 4.7, 4.9, and 4.11 hereto, which are each listed in Item 15 of this report.

In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.

Sources and uses of capital

We expect that our principal liquidity needs for the year ended December 31, 2015, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Sources and Uses of Capital (Dollars in thousands)	2015 Guidance
	Low	High
Sources of capital:
Net cash provided by operating activities after dividends	$115,000	$135,000
Incremental debt	390,000	470,000
Remainder/asset sales (1) (2)	340,000	440,000
Total sources of capital	$845,000	$1,045,000

Uses of capital:
Construction	$645,000	$745,000
Acquisitions (3)	200,000	300,000
Total uses of capital	$845,000	$1,045,000

Incremental debt:
Issuance of unsecured senior and other notes payable (4)	$535,000	$685,000
Borrowings under:
Existing secured construction loans	80,000	130,000
Repayments of:
Secured notes payable	(61,000)	(137,000)
2016 unsecured senior term loan	(150,000)	(200,000)
Unsecured senior line of credit	(14,000)	(8,000)
Incremental debt	$390,000	$470,000

(1)
Represents the amount of remaining capital to be sourced in 2015. We expect to identify real estate sales, including land and non-core/“core-like” operating assets, over the next several quarters to generate proceeds for reinvestment into high-value Class A pre-leased development projects. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold. For example, the sale of an income-producing property benefits leverage less than the sale of a non-income-producing land parcel. Additionally, we intend to continue to execute our strategy of delivering solid growth in FFO per share, as adjusted, and NAV in 2015, including any impact of asset sales.

(2)	Assets classified as “held for sale” as of December 31, 2014, aggregated $178.0 million, including $56.0 million in sales completed in January 2015.

(3)
Includes (i) the acquisition of 640 Memorial Drive completed in January 2015 for $176.5 million and (ii) $54.1 million, representing half of the aggregate consideration of $108.3 million to purchase the outstanding 10% noncontrolling interest in our flagship campus at Alexandria Technology Square®, which is due on April 1, 2015. The other half of the $108.3 million will be paid on April 1, 2016, and therefore has been excluded from uses of capital for 2015.

(4)	Includes a secured note payable of $82.0 million with an interest rate of 3.93% assumed in connection with the acquisition of 640 Memorial Drive in January 2015.

The key assumptions behind the sources and uses of capital in the table above are a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity.  Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed under the “Forward-Looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7, of this annual report on Form 10-K for the year ended December 31, 2014.  We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $115.0 million to $135.0 million of net cash flows from operating activities after payment of common stock and preferred stock dividends. For the year ended December 31, 2015, we expect the completion of our highly pre-leased value creation projects, along with recently delivered projects, certain future projects, and contributions from Same Properties, to contribute significant increases in rental income, NOI, and cash flows. Refer to the “Cash Flows” section appearing elsewhere in this section of our annual report on Form 10-K for a discussion of net cash provided by operating activities for the year ended December 31, 2014.

Real estate sales

We continue the disciplined execution of select sales of non-strategic non-income-producing assets and non-core/“core-like” operating assets. For 2015, we expect to sell real estate ranging from $340.0 million to $440.0 million. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

In January 2015, we completed the sale of two assets for an aggregate sales price of $56.0 million. We also have three additional assets currently classified as “held for sale” with an aggregate net book value as of December 31, 2014, of $122.0 million.

For additional information, refer to the section titled “Sales of Real Estate Assets and Related Impairment Charges” in Note 3 – “Investments in Real Estate” to our audited consolidated financial statements under Item 15 of this Report. The sale of non-strategic non-income-producing-assets and non-core/“core-like” operating assets provides a significant source of capital to fund our highly pre-leased value-creation development and redevelopment projects described above.

Debt

We expect to fund a significant portion of our capital needs in 2015 from the issuance of unsecured senior notes payable, borrowings available under existing secured construction loans, unsecured senior line of credit, new secured construction loans, and acquired secured notes payable.

In July 2014, we completed public offerings of $400 million aggregate principal amount and $300 million aggregate principal amount of unsecured senior notes payable at stated interest rates of 2.75% and 4.50%, respectively, at a weighted average interest rate of 3.50% and a weighted average tenor of 9.6 years.  The 2.75% Unsecured Senior Notes were priced at 99.793% of the principal amount with a yield to maturity of 2.791% and are due January 15, 2020. The 4.50% Unsecured Senior Notes were priced at 99.912% of the principal amount with a yield to maturity of 4.508% and are due July 30, 2029.  Both the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company.  Both the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes rank equally in right of payment with all other senior unsecured indebtedness.  However, the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes are subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P.  Net proceeds of $694 million from the offering were used to reduce variable-rate debt, including the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan and the reduction of $569 million of borrowings outstanding on our unsecured senior line of credit. In connection with the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on the early extinguishment of debt related to the write-off of unamortized loan fees totaling $525 thousand.

Refer to the “Liquidity” section for a discussion of our secured construction loans and unsecured senior line of credit.

Refer to “Acquisition of 640 Memorial Drive” in Note 18 – “Subsequent Events” section of the consolidated financial statements appearing elsewhere in this annual report on Form 10-K for a discussion of our acquired debt completed in January 2015.

Liquidity

The following table presents the undrawn commitments available under our unsecured senior line of credit and secured construction loans as well as our cash and cash equivalents as of December 31, 2014 (dollars in thousands):

Description	Stated Rate	Total Aggregate Commitments	Outstanding Balance	Undrawn Commitments
$1.5 billion unsecured senior line of credit	LIBOR + 1.10%	$1,500,000	$304,000	$1,196,000
Secured construction loan	LIBOR + 1.50%	55,000	46,792	8,208
Secured construction loan	LIBOR + 1.40%	36,000	19,343	16,657
Secured construction loan	LIBOR + 1.35%	250,400	106,093	144,307
		$1,841,400	$476,228	1,365,172
Cash and cash equivalents				86,011
Total				$1,451,183

Secured construction loans

Refer to Note 7 – “Secured and Unsecured Senior Debt,” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for a discussion of our secured construction loans.

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

Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended unsecured line of credit agreement, plus, in either case, the Applicable Margin. The Eurocurrency Rate specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, pounds sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The “Base Rate” is, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit as of December 31, 2014, was 1.10%, which is based on our existing credit rating as set by certain rating agencies. Our unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

Cash and cash equivalents

As of December 31, 2014, and December 31, 2013, we had $86.0 million and $57.7 million, respectively, of cash and cash equivalents.  We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and certain capital expenditures, including expenditures related to construction activities.

Restricted cash

Restricted cash consisted of the following as of December 31, 2014, and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Funds held in trust under the terms of certain secured notes payable	$19,350	$14,572
Funds held in escrow related to construction projects	4,539	5,655
Other restricted funds	2,995	7,482
Total	$26,884	$27,709

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

We also hold an interest, together with certain third parties, in a joint venture that is not consolidated in our financial statements. The following table presents information related to debt held by our unconsolidated joint venture (dollars in thousands):

Loan Collateral	Total Commitments	Total Outstanding	Partners’ Share	ARE’s 27.5% Share	Maturity Date		Interest Rate
360 Longwood Avenue	$213,200	$159,881	$115,914	$43,967	4/1/17	(1)	5.25%	(2)

(1)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(2)	Secured construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%.

Uses of capital

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, predevelopment, and construction of properties. In North America, we currently have development projects under way for 2,166,746 RSF of office/laboratory and tech office space, including two unconsolidated joint venture development projects. We also have two projects undergoing redevelopment in North America aggregating 167,713 RSF. We incur construction costs related to development, redevelopment, predevelopment, and other construction activities and additional project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to Item 2 – “Summary of Capital Expenditures” for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred.  Capitalized interest for the years ended December 31, 2014 and 2013, of approximately $47.1 million and $60.6 million, respectively, is classified in investments in real estate.  Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use.  We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, aggregating approximately $17.6 million and $17.5 million, for the years ended December 31, 2014 and 2013, respectively. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease, the asset is transferred out of construction in progress and classified as rental property.  Also, if vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for future development.  Expenditures for repairs and maintenance are expensed as incurred.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $6.2 million for the year ended December 31, 2014.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction.  Costs that we have capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that leasing transaction not occurred.  The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the years ended December 31, 2014 and 2013, were approximately $40.3 million and $43.8 million, respectively, of which approximately $10.6 million and $11.0 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Acquisitions

Since the beginning of 2014, we have completed a total of seven real estate asset acquisitions, including the acquisition of one land parcel in our SoMa submarket and six operating properties in our Route 128, Torrey Pines, University Town Center, and Sorrento Valley submarkets. Please see additional information in our “External Growth” – “Acquisitions” section of this report.

In addition, during the year ended December 31, 2014, we formed a new joint venture described below that acquired two land parcels in the San Francisco Bay Area market for a total purchase price of $125.0 million.

Refer to Note 3 – “Investments in Real Estate,” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for detailed information on our acquisitions.

Refer to “Acquisition of 640 Memorial Drive” and “Acquisition of Alexandria Technology Square® Interest” in Note 18 – “Subsequent Events” section of the consolidated financial statements appearing elsewhere in this annual report on Form 10-K for a discussion of acquisitions which occurred in January 2015.

2016 Unsecured Senior Bank Term Loan repayment

As part of our continuing transition from bank debt financing to unsecured senior notes payable, from variable-rate debt to fixed-rate debt, and from short-term debt to long-term debt, we repaid $125.0 million of our 2016 Unsecured Senior Bank Term Loan during the year ended December 31, 2014. As a result of this prepayment, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees during the year ended December 31, 2014, aggregating $525 thousand.

Contractual obligations and commitments

Contractual obligations as of December 31, 2014, consisted of the following (in thousands):

		Payments by Period
	Total	2015	2016 – 2017	2018 – 2019	Thereafter
Secured and unsecured debt (1) (2)	$3,680,940	$61,190	$821,528	$911,468	$1,886,754
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	705,834	105,205	180,103	159,010	261,516
Estimated interest payments on variable-rate debt (4)	32,061	8,849	15,074	8,138	—
Ground lease obligations	667,082	9,828	20,942	19,573	616,739
Other obligations	8,299	1,501	3,051	3,747	—
Total	$5,094,216	$186,573	$1,040,698	$1,101,936	$2,765,009

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the consolidated balance sheets.

(2)	Payment dates include any extension options that we control.

(3)
Estimated interest payments on our fixed-rate debt and hedged variable-rate debt were based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt were based on the interest rates in effect as of December 31, 2014.

Secured notes payable

Secured notes payable as of December 31, 2014, consisted of 14 notes secured by 33 properties. Our secured notes payable typically require monthly payments of principal and interest and had weighted average interest rates of approximately 4.59% as of December 31, 2014. The total book values of rental properties, land held for future development, and construction in progress securing debt were approximately $1.2 billion as of December 31, 2014. As of December 31, 2014, our secured notes payable, including unamortized discounts, were composed of approximately $404.0 million and $248.2 million of fixed and variable-rate debt, respectively.

In January 2014, we repaid a $208.7 million secured note payable related to Alexandria Technology Square® that bore interest at a rate of 5.59%. Our joint venture partner funded approximately $20.9 million of the proceeds required to repay the secured note payable. In April 2014, we repaid a $6.4 million secured note payable related to a San Diego property that bore interest at a rate of 4.88%. In August 2014, we repaid a $7.4 million secured note payable related to a San Diego property that bore interest at a rate of 4.00%.

Estimated interest payments

Estimated interest payments on our fixed-rate debt and hedged variable-rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.  As of December 31, 2014, approximately 84% of our debt was fixed-rate debt or variable-rate debt subject to interest rate swap agreements.  See additional information regarding our interest rate swap agreements under “Liquidity and Capital Resources” – “Contractual Obligations and Commitments” – “Interest Rate Swap Agreements.”  The remaining 16% of our debt as of December 31, 2014, was unhedged variable-rate debt based primarily on LIBOR.  Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of December 31, 2014.  For additional information regarding our debt, refer to Note 7 – “Secured and Unsecured Senior Debt,” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for the year ended December 31, 2014.

Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured senior line of credit and unsecured senior bank term loans.  These agreements involve the receipt of variable-rate amounts from a counterparty in exchange for our payment of fixed-rate amounts to the counterparty over the life of the agreement without the exchange of the underlying notional amount.  Interest received under all our interest rate swap agreements is based on the one-month LIBOR.  The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense in our consolidated statements of income.

We have entered into master derivative agreements with each counterparty.  These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc., form) define certain terms between us and each of our counterparties to address and minimize certain risks associated with our interest rate swap agreements.  In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties.  As of December 31, 2014, the largest aggregate notional amount of the interest rate swap agreements in effect at any single point in time with an individual counterparty was $250.0 million.  If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate swap agreements.

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

In June 2012, we established an “at the market” common stock offering program under which we may sell, from time to time, up to an aggregate of $250.0 million of our common stock through our sales agents, BNY Mellon Capital Markets, LLC and Credit Suisse Securities (USA) LLC, during a three-year period. As of December 31, 2014, approximately $150.0 million of our common stock remained available for issuance under the “at the market” common stock offering program.

Ground lease obligations

Ground lease obligations as of December 31, 2014, included leases for 28 of our properties, which accounted for approximately 15% of our total number of properties, and two land development parcels.  Excluding one ground lease related to one operating property that expires in 2036 with a net book value of approximately $10.0 million as of December 31, 2014, our ground lease obligations have remaining lease terms generally ranging from 40 to 100 years, including extension options. Refer to Note 12 – “Commitments and Contingencies,” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for further information on our ground leases.

Commitments

As of December 31, 2014, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $525.0 million. We expect payments for these obligations to occur over one to two years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties resulting in the reduction of our commitments. We are also committed to funding approximately $75.0 million for certain investments over the next several years. We are also committed to contribute our 51% share of equity into our joint venture with Uber to complete the development of our 1455/1515 Third Street project. The additional funding commitment as of December 31, 2014, for this joint venture was pending completion of the final design of the building. In addition, we have letters of credit and performance obligations of $13.6 million primarily related to our construction management requirements.

We have minimum development requirements under project development agreements with government entities for some of our future value-creation projects. As of December 31, 2014, we had land and land improvements with an aggregate book value of $22.1 million for which we had construction commitment obligations aggregating approximately 300,000 RSF and 100,000 RSF that need to be fulfilled by 2016 and 2017, respectively. The estimated cost to develop these projects is approximately $125 to $175 per square foot. If we do not meet, extend, or eliminate these commitments, we may default under our existing agreements. The government entities, in turn, have certain obligations to us under those project development agreements. We are working with these entities to fulfill or amend certain existing obligations in a mutually beneficial manner.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in our cash flows for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	Change
Net cash provided by operating activities	$334,325	$312,727	$21,598
Net cash used in investing activities	$(634,829)	$(591,375)	$(43,454)
Net cash provided by financing activities	$331,312	$197,570	$133,742

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Year Ended December 31,
	2014	2013	Change
Net cash provided by operating activities	$334,325	$312,727	$21,598
Add back: changes in operating assets and liabilities	15,628	4,785	10,843
Net cash provided by operating activities before changes in operating assets and liabilities	$349,953	$317,512	$32,441

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our client tenants, the delivery of development projects, the timing and delivery of redevelopment projects, and the timing of acquisitions of operating properties. Net cash provided by operating activities for the year ended December 31, 2014, increased to $334.3 million, compared to $312.7 million for the year ended December 31, 2013.  Net cash provided by operating activities before changes in operating assets and liabilities for the year ended December 31, 2014, increased by $32.4 million, or 10.2%, to $350.0 million, compared to $317.5 million for the year ended December 31, 2013.  This increase was primarily attributable to an increase in our Same Properties NOI (cash basis) of $20.0 million, or 5.5%, to $385.2 million for the year ended December 31, 2014, compared to $365.2 million for the year ended December 31, 2013. In addition, the increase in operating cash flows was attributable to our delivery of development and redevelopment projects aggregating 1,521,836 RSF that were delivered after January 1, 2013, and operating properties aggregating 546,899 RSF that were acquired in North America after January 1, 2013. These increases were partially offset by the sale of 10 non-strategic properties aggregating 731,656 RSF over the same period.

Investing activities

Cash flows used in investing activities for the years ended December 31, 2014 and 2013, consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	Change
Proceeds from sales of properties	$81,580	$153,968	$(72,388)
Additions to properties	(497,773)	(593,389)	95,616
Purchase of properties	(127,887)	(122,069)	(5,818)
Proceeds from repayment of notes receivable	29,883	—	29,883
Investment in unconsolidated real estate entity	(70,758)	(17,987)	(52,771)
Other	(49,874)	(11,898)	(37,976)
Net cash used in investing activities	$(634,829)	$(591,375)	$(43,454)

The change in net cash used in investing activities for the year ended December 31, 2014, is primarily due to a higher use of cash for investment in unconsolidated real estate entities, and a lower source of cash from property dispositions, offset by lower capital expenditures incurred on our development and redevelopment projects. These cash flows used in investing activities were partially offset by the repayment of a note receivable during the year ended December 31, 2014, as compared to the year ended December 31, 2013.

Value-creation opportunities and external growth

For information on our key development and redevelopment projects for the year ended December 31, 2014, refer to “Development, Redevelopment, and Future Value-Creation Projects” located earlier within Item 2 of this report.

Financing activities

Cash flows provided by financing activities for the years ended December 31, 2014 and 2013, consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	Change
Borrowings from secured notes payable	$126,215	$28,489	$97,726
Repayments of borrowings from secured notes payable	(231,051)	(36,219)	(194,832)
Proceeds from issuance of unsecured senior notes payable	698,908	498,561	200,347
Principal borrowings from unsecured senior line of credit	1,168,000	729,000	439,000
Repayments of borrowings from unsecured senior line of credit	(1,068,000)	(1,091,000)	23,000
Repayments of unsecured senior bank term loan	(125,000)	(250,000)	125,000
Repurchase of unsecured senior convertible notes	—	(384)	384
Total changes related to debt	569,072	(121,553)	690,625

Proceeds from common stock offerings	—	534,469	(534,469)
Dividend payments	(228,271)	(194,961)	(33,310)
Other	(9,489)	(20,385)	10,896
Net cash provided by financing activities	$331,312	$197,570	$133,742

$700 million offering of unsecured senior notes payable

In July 2014, we completed public offerings of $400 million aggregate principal amount and $300 million aggregate principal amount of unsecured senior notes payable at stated interest rates of 2.75% and 4.50%, respectively, at a weighted average interest rate of 3.50% and a weighted average tenor of 9.6 years.  Refer to the “2.75% and 4.50% Unsecured Senior Notes Payable” section under “Sources and Uses of Capital” in Item 7 of this report for details.

Secured and unsecured bank loans

As of December 31, 2014, our secured construction loans had an aggregate outstanding balance of $172.2 million and remaining available commitments of $169.2 million. Refer to Note 7 – “Secured and Unsecured Senior Debt,” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for a discussion of our secured construction loans, secured notes payable, unsecured senior bank term loans, and our unsecured senior line of credit.

Dividends

During the years ended December 31, 2014 and 2013, we paid the following dividends (in thousands):

	Year Ended December 31,
	2014	2013	Change
Common stock dividends	$202,386	$169,076	$33,310
Series D Convertible Preferred Stock dividends	17,500	17,500	—
Series E Preferred Stock dividends	8,385	8,385	—
	$228,271	$194,961	$33,310

The increase in dividends paid on our common stock was primarily due to an increase in the related dividends to $2.82 per common share for the year ended December 31, 2014, from $2.49 per common share for the year ended December 31, 2013.

Inflation

As of December 31, 2014, approximately 95% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 94% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or another index.  Accordingly, we do not believe that our cash flow or earnings from real estate operations are subject to any significant risk from inflation.  An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Our significant accounting policies are described under the heading “Basis of Presentation and Summary of Significant Accounting Policies” in Note 2 to our audited consolidated financial statements under Item 15 of this Report. The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We base these estimates, judgments, and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Changes in estimates could affect our financial position and specific items in our results of operations that are used by our stockholders, potential investors, industry analysts, and lenders in their evaluation of our performance. Actual results may differ from these estimates under different assumptions or conditions.

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

Investments in real estate and properties classified as “held for sale”

We recognize real estate acquired (including the intangible value of above or below market leases, acquired in-place leases, client tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date. If there is a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term of an in-place lease, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider its impact in determining the intangible value of such lease and its related amortization period. The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases, considering market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. Acquisition-related costs related to the acquisition of businesses, including real estate acquired with in-place leases, are expensed as incurred.

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements, an estimated life of 20 years for land improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment. The values of acquired above and below market leases are amortized over the terms of the related leases and recognized as either an increase (for below market leases) or a decrease (for above market leases) to rental income. The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets, and amortized over the remaining terms of the related leases.

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation of assets ceases upon designation of a property as “held for sale.” Prior to adoption of the new discontinued ASU mentioned above, the operations of properties “held for sale” were classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented were reclassified from continuing operations to discontinued operations.

Subsequent to the adoption of the new discontinued operations ASU mentioned above, if the disposal of the property represents a strategic shift that has (or will have) a major effect on our operations or financial results, such as (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity, then the operations of the property “held for sale,” including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and therefore not meet the criteria for classification as discontinued operations.

Impairment of long-lived assets

Long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the amount of a long-lived asset may not be recoverable.  The amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, CIP, and land held for development, are assessed by project and include significant fluctuations in estimated revenue less rental operating expense, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.  If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used.  We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

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

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities and limited partnerships primarily involved in the science and technology industries.  All of our investments in actively traded public companies are considered “available for sale” and are reflected in the accompanying consolidated balance sheets at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies.  Certain investments in privately held entities are accounted for under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of December 31, 2014 and 2013, our ownership percentage in the voting stock of each individual entity was less than 10%.

We monitor each of our equity investments throughout the year for new developments, including operating results, results of clinical trials, capital-raising events, and mergers and acquisitions activities. Individual investments are evaluated for impairment when changes in conditions may indicate an impairment exists.  The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstances that might have an adverse effect on our cost method investments, we do not estimate the investment’s fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a charge to current earnings.

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

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with borrowings based on LIBOR. We recognize our interest rate swap agreements as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. Our interest rate swap agreements are considered cash flow hedges because they are designated and qualify as hedges of the exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge. All of our interest rate swap agreements meet the criteria to be deemed “highly effective” in reducing our exposure to variable interest rates. We formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. We make an assessment at the inception of each interest rate swap agreement and on an ongoing basis to determine whether these instruments are “highly effective” in offsetting changes in cash flows associated with the hedged items. The ineffective portion of each interest rate swap agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if swaps did not qualify as “highly effective,” the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

The effective portion of changes in the fair value of our interest rate swap agreements that are designated and that qualify as cash flow hedges is recognized in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income will be reclassified into earnings in the period during which the hedged transactions affect earnings.

The fair value of each interest rate swap agreement is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair values of our interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance of our counterparties using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

Recognition of rental income and tenant recoveries

Rental income from leases is recognized on a straight-line basis over the respective lease terms.  We classify amounts currently recognized as income, and expected to be received in later years, as an asset classified as deferred rent in the accompanying consolidated balance sheets.  Amounts received currently, but recognized as income in future years, are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets.  We commence recognition of rental income at the date the property is ready for its intended use and the client tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common-area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We may maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent.  As of December 31, 2014 and 2013, we had no allowance for estimated losses.

As of December 31, 2014, approximately 95% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 94% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed or based on a consumer price index or another index.  Additionally, approximately 93% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures.

Monitoring client tenant credit quality

During the term of each lease, we monitor the credit quality of our client tenants by (i) reviewing the credit rating of client tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the client tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our client tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a team of employees who, among them, have graduate and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the science and technology industries, as well as in finance. Our research team is responsible for assessing and monitoring the credit quality of our client tenants and any material changes in credit quality.

Non-GAAP measures

FFO and FFO, as adjusted

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the NAREIT established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  Moreover, we believe that FFO, as adjusted, is also helpful because it allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences caused by investment and disposition decisions, financing decisions, terms of securities, capital structures, and capital market transactions.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper and related implementation guidance (“NAREIT White Paper”).  The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Impairments of real estate relate to decreases in the fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.  Impairments of real estate represent the write-down of assets when fair value over the recoverability period is less than the carrying value.  We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper, plus losses on early extinguishment of debt, preferred stock redemption charges, impairments of real estate – land parcels, impairments of investments, deal costs, realized gain on equity investment primarily related to one non-tenant life science entity, and the amount of such items that is allocable to our unvested restricted stock awards.  Our calculations of both FFO and FFO, as adjusted, may differ from those methodologies utilized by other equity REITs for similar performance measurements, and, accordingly, may not be comparable to those of other equity REITs.  Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including funds available to make distributions.

AFFO

AFFO is a non-GAAP financial measure that we use as a supplemental measure of our performance.  We compute AFFO by adding to or deducting from FFO, as adjusted: (i) non-revenue-enhancing building improvements (excluding amounts recoverable from our client tenants), non-revenue-enhancing tenant improvements and leasing commissions (excluding revenue-enhancing and development and redevelopment expenditures); (ii) effects of straight-line rent revenue and straight-line rent expense on ground leases; (iii) capitalized income from development projects; (iv) amortization of acquired above and below market leases, loan fees, and debt premiums/discounts; (v) stock compensation expense; and (vi) allocation of AFFO attributable to unvested restricted stock awards.

We believe that AFFO is a useful supplemental performance measure because it further adjusts FFO to: (i) deduct certain expenditures that, although capitalized and classified in depreciation expense, do not enhance the revenue or cash flows of our properties; (ii) eliminate the effect of straight-lining our rental income and capitalizing income from development projects; and (iii) eliminate the effect of items that are not indicative of our core operations and that do not actually reduce the amount of cash generated by our operations.  We believe that eliminating the effect of charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that AFFO provides useful information by excluding certain items that are not representative of our core operating results because such items are dependent upon historical costs or are subject to judgmental valuation inputs and the timing of our decisions.

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

The following table presents a reconciliation of net income attributable to Alexandria’s common stockholders – basic, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO attributable to Alexandria’s common stockholders – basic, FFO attributable to Alexandria’s common stockholders – diluted, as adjusted, and AFFO attributable to Alexandria’s common stockholders – diluted, for the periods below. Amounts in the table below include our share of unconsolidated joint venture amounts.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net income attributable to Alexandria’s common stockholders – basic	$72,113	$108,751	$67,630
Depreciation and amortization	224,425	190,778	192,005
Impairment of real estate – rental properties	26,975	—	11,400
(Gain) loss on sales of real estate – rental properties	(1,838)	121	(1,564)
Gain on sales of real estate – land parcels	(6,403)	(4,824)	(1,864)
Amount attributable to noncontrolling interests/unvested restricted stock awards:
Net income	6,978	5,613	4,592
FFO	(7,668)	(5,577)	(4,561)
FFO attributable to Alexandria’s common stockholders – basic	314,582	294,862	267,638
Assumed conversion of unsecured senior convertible notes	—	15	21
FFO attributable to Alexandria’s common stockholders – diluted	314,582	294,877	267,659
Realized gain on equity investment primarily related to one non-tenant life science entity	—	—	(5,811)
Impairment of investments	—	853	—
Acquisition-related expenses	—	1,446	—
Impairment of real estate – land parcels	24,700	—	2,050
Loss on early extinguishment of debt	525	1,992	2,225
Preferred stock redemption charge	1,989	—	5,978
Allocation to unvested restricted stock awards	(226)	(35)	(39)
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted	341,570	299,133	272,062
Non-revenue-enhancing capital expenditures:
Building improvements	(7,429)	(3,461)	(2,068)
Tenant improvements and leasing commissions	(15,179)	(15,902)	(9,181)
Straight-line rent revenue	(45,534)	(27,935)	(28,456)
Straight-line rent expense on ground leases	2,788	1,896	3,285
Capitalized income from development projects	—	143	645
Amortization of acquired above and below market leases	(2,845)	(3,316)	(3,200)
Amortization of loan fees	10,912	9,936	9,832
Amortization of debt premiums/discounts	117	529	511
Stock compensation expense	13,996	15,552	14,160
Allocation to unvested restricted stock awards	359	191	127
AFFO attributable to Alexandria’s common stockholders – diluted	$298,755	$276,766	$257,717

The following table presents a reconciliation of net income per share attributable to Alexandria’s common stockholders – basic, to FFO per share attributable to Alexandria’s common stockholders – diluted, FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted, and AFFO per share attributable to Alexandria’s common stockholders – diluted, for the periods below. Amounts in the table below include our share of unconsolidated joint venture amounts.

	Year Ended December 31,
	2014	2013	2012
Net income per share attributable to Alexandria’s common stockholders – basic	$1.01	$1.60	$1.09
Depreciation and amortization	3.16	2.80	3.10
Impairment of real estate – rental properties	0.38	—	0.18
Gain on sales of real estate – rental properties	(0.03)	—	(0.03)
Gain on sales of real estate – land parcels	(0.09)	(0.07)	(0.03)
Amount attributable to noncontrolling interests/ unvested restricted stock awards	(0.01)	—	—
FFO per share attributable to Alexandria’s common stockholders – basic and diluted	4.42	4.33	4.31
Realized gain on equity investment primarily related to one non-tenant life science entity	—	—	(0.09)
Impairment of investments	—	0.01	—
Acquisition-related expenses	—	0.02	—
Impairment of real estate – land parcels	0.34	—	0.04
Loss on early extinguishment of debt	0.01	0.04	0.02
Preferred stock redemption charge	0.03	—	0.10
FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted	4.80	4.40	4.38
Non-revenue-enhancing capital expenditures	(0.31)	(0.28)	(0.18)
Straight-line rent revenue	(0.64)	(0.41)	(0.46)
Straight-line rent expense on ground leases	0.04	0.03	0.05
Amortization of acquired above and below market leases	(0.04)	(0.05)	(0.05)
Amortization of loan fees	0.14	0.14	0.16
Stock compensation expense	0.20	0.23	0.23
Other	0.01	0.01	0.02
AFFO per share attributable to Alexandria’s common stockholders – diluted	$4.20	$4.07	$4.15

Adjusted EBITDA

EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance.  We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis.  Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, deal costs, and impairments. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, deal costs, and impairments, including our share from our unconsolidated joint ventures.  By excluding interest expense and gains or losses on early extinguishment of debt, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries.  We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that adjusting for the effects of gains or losses on sales of real estate, deal costs, and impairments provides useful information by excluding certain items that are not representative of our core operating results.  These items are dependent upon historical costs, and are subject to judgmental inputs and the timing of our decisions.  EBITDA and Adjusted EBITDA have limitations as measures of our performance.  EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments.  While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity.  Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

The following table reconciles net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
Net (loss) income	$(6,030)	$44,222	$106,778	$140,249
Interest expense:
Consolidated	22,188	17,783	79,299	67,952
Unconsolidated JVs	35	—	35	—
Total interest expense	22,223	17,783	79,334	67,952
Depreciation and amortization:
Continuing operations	57,973	48,084	224,096	189,123
Discontinued operations	—	17	—	1,655
Unconsolidated JVs	329	—	329	—
Total depreciation and amortization	58,302	48,101	224,425	190,778
EBITDA	74,495	110,106	410,537	398,979
Stock compensation expense	4,624	4,011	13,996	15,552
Loss on early extinguishment of debt	—	—	525	1,992
(Gain) loss on sales of real estate – rental properties	(1,838)	—	(1,838)	121
Gain on sales of real estate – land parcels	(5,598)	(4,052)	(6,403)	(4,824)
Impairment of real estate	51,675	—	51,675	—
Impairment of investments	—	853	—	853
Deal costs	—	1,446	—	1,446
Adjusted EBITDA	$123,358	$112,364	$468,492	$414,119

Adjusted EBITDA margins

Our total revenues exclude revenues from discontinued operations, and for the purposes of calculating the Adjusted EBITDA margin ratio, we exclude Adjusted EBITDA generated by our discontinued operations to improve the consistency and comparability from period to period. The following table reconciles Adjusted EBITDA to Adjusted EBITDA – excluding discontinued operations (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
Adjusted EBITDA	$123,358	$112,364	$468,492	$414,119
Add back: operating loss (income) from discontinued operations	116	126	605	(2,676)
Adjusted EBITDA – excluding discontinued operations	$123,474	$112,490	$469,097	$411,443

Total revenues	$188,674	$168,823	$726,877	$631,151
Adjusted EBITDA margins	65%	67%	65%	65%

Fixed charge coverage ratio

The fixed charge coverage ratio is the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy financing obligations and preferred stock dividends.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and amortization of debt premiums/discounts.  The fixed charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this annual report on Form 10-K, as of December 31, 2014.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
Adjusted EBITDA	$123,358	$112,364	$468,492	$414,119

Interest expense	$22,188	$17,783	$79,299	$67,952
Add: capitalized interest	11,665	14,116	47,105	60,615
Less: amortization of loan fees	(2,822)	(2,636)	(10,912)	(9,936)
Less: amortization of debt discounts	(17)	(146)	(117)	(529)
Cash interest	31,014	29,117	115,375	118,102
Dividends on preferred stock	6,284	6,471	25,698	25,885
Fixed charges	$37,298	$35,588	$141,073	$143,987

Fixed charge coverage ratio:
– period annualized	3.3x	3.2x	3.3x	2.9x
– trailing 12 months	3.3x	2.9x	3.3x	2.9x

Initial stabilized yield (unlevered)

Initial stabilized yield is calculated as the quotient of the estimated amounts of NOI at stabilization and our investment in the property.  Our initial stabilized yield excludes the impact of leverage.  Our cash rents related to our value-creation projects are expected to increase over time and our average cash yields are expected, in general, to be greater than our initial stabilized yields (cash basis).  Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion, represent our initial estimates at the commencement of the project.  We expect to update this information upon completion of the project, or sooner, if there are significant changes to the expected project yields or costs.

•	Initial stabilized yield: reflects rental income, including contractual rent escalations and any rent concessions over the term(s) of the lease(s), calculated on a straight-line basis.

•	Initial stabilized yield – cash basis: reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed.

Average cash yield reflects cash rents, including contractual rent escalations after initial rental concessions have elapsed, calculated on a straight-line basis.

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage.  Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash.  Refer to “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of December 31, 2014 and 2013 (dollars in thousands):

	As of December 31,
	2014		2013
Secured notes payable	$652,209		$708,831
Unsecured senior notes payable	1,747,370		1,048,230
Unsecured senior line of credit	304,000		204,000
Unsecured senior bank term loans	975,000		1,100,000
Less: cash and cash equivalents	(86,011)		(57,696)
Less: restricted cash	(26,884)		(27,709)
Net debt	$3,565,684		$2,975,656

Adjusted EBITDA:
– quarter annualized	$493,432		$449,456
– trailing 12 months	$468,492		$414,119

Net debt to Adjusted EBITDA:
– quarter annualized	7.2	x	6.6	x
– trailing 12 months	7.6	x	7.2	x
NOI

NOI is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, excluding loss on early extinguishment of debt, impairment of real estate, depreciation and amortization, interest expense, and general and administrative expense, including our share from our unconsolidated joint ventures.  We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level.  Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets.  NOI on a cash basis is NOI, adjusted to exclude the effect of straight-line rent adjustments required by GAAP.  We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent adjustments to rental revenue.

Further, we believe NOI is useful to investors as a performance measure because when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not immediately apparent from income from continuing operations.  NOI can be used to measure the initial stabilized yields of our properties by calculating the quotient of NOI generated by a property on a straight-line basis, and our investment in the property, excluding the impact of leverage. NOI excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties.  For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level.  In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level.  Impairments of real estate has been excluded in deriving NOI because we do not consider impairments of real estate to be property-level operating expenses.  Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses.  Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell.  These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values.  Our calculation of NOI also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to the timing of corporate strategy.  Property operating expenses that are included in determining NOI consist of costs that are related to our operating properties, such as utilities, repairs and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries.  General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management.  NOI presented by us may not be comparable to NOI reported by other equity REITs that define NOI differently.  We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations as presented in our consolidated statements of income.  NOI should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity or our ability to make distributions.

Same Properties NOI

Refer to discussion of Same Properties and reconciliation of NOI to income from continuing operations in “Results of Operations.”

Unencumbered NOI as a percentage of total NOI

Unencumbered NOI as a percentage of total NOI from continuing operations is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets, as it primarily reflects those income and expense items that are incurred at the unencumbered property level.  We use unencumbered NOI as a percentage of total NOI from continuing operations in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under such debt obligations.  Unencumbered NOI is derived from assets classified in continuing operations that are not subject to any mortgage, deed of trust, lien, or other security interest as of the period for which income is presented.  Refer to the reconciliation of NOI to income from continuing operations in “Results of Operations.”

The following table summarizes unencumbered NOI as a percentage of total NOI for the three months and years ended December 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
Unencumbered NOI	$111,741	$82,267	$426,943	$305,028
Encumbered NOI	20,970	36,664	81,688	137,084
Total NOI from continuing operations	$132,711	$118,931	$508,631	$442,112
Unencumbered NOI as a percentage of total NOI	84%	69%	84%	69%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans, after considering the effect of our interest rate swap agreements, secured debt, and unsecured senior notes payable as of December 31, 2014 (in thousands):

Impact to future earnings due to variable-rate debt:
Rate increase of 1%	$(3,753)
Rate decrease of 1%	$600
Effect on fair value of total consolidated debt and interest rate swap agreements:
Rate increase of 1%	$(157,637)
Rate decrease of 1%	$154,355

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect as of December 31, 2014.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of December 31, 2014 (in thousands):

Equity price risk:
Increase in fair value of 10%	$23,639
Decrease in fair value of 10%	$(23,639)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity.  Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings, and the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of December 31, 2014 (in thousands):

Impact to potential future earnings due to foreign currency exchange rate:
Increase in rate of 10%	$200
Decrease in rate of 10%	$(200)
Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Increase in rate of 10%	$33,555
Decrease in rate of 10%	$(33,555)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Our exposure to market risk elements for the year ended December 31, 2014, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included as a separate section in this annual report on Form 10-K. Refer to “Item 15. Exhibits and Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2014, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and 2013. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in “Internal Control – Integrated Framework.” Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited Alexandria Real Estate Equities, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Alexandria Real Estate Equities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alexandria Real Estate Equities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of the Company as of December 31, 2014 and December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 23, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2015 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2015 Proxy Statement”) under the captions “Board of Directors and Executive Officers,” “Corporate Governance Guidelines and Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2015 Proxy Statement under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2014:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan Approved by Stockholders — Amended and Restated 1997 Incentive Plan	—	—	3,093,382

The other information required by this Item is incorporated herein by reference from our 2015 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2015 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Policies and Procedures with Respect to Related-Person Transactions,” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2015 Proxy Statement under the caption “Fees Billed by Independent Registered Public Accountants.”

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

10.13*	(1)
Second Amended and Restated Executive Employment Agreement between the Company and Thomas J. Andrews, effective January 1, 2011, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 3, 2014.

10.14*	(1)	Executive Employment Agreement between the Company and Daniel J. Ryan, effective September 7, 2010, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 3, 2014.
10.15	(1)	Summary of Director Compensation Arrangements.
10.16*	(1)	Anniversary Bonus Plan of the Company, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 17, 2010.
10.17*	(1)
Amended and Restated Consulting Agreement, dated as of September 30, 2011, between the Company and James H. Richardson, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on November 9, 2011.

10.18*		Form of Indemnification Agreement between the Company and each of its directors and officers, filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on March 1, 2011.
10.19*
Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and The Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 29, 2012.

10.20*
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

10.22*
Supplemental Indenture No. 3, dated as of July 18, 2014, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 18, 2014.

10.23*
Supplemental Indenture No. 4, dated as of July 18, 2014, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 18, 2014.

10.24*
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

10.27*
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

11.1		Computation of Per Share Earnings (included in Note 10 to the Consolidated Financial Statements).

12.1	Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.
14.1	The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 of Regulation S-K).
21.1	List of Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012,
(iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the years ended December 31, 2014, 2013, and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, (vi) Notes to Consolidated Financial Statements, and (vii) Schedule III – Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.

(*) Incorporated by reference.
(1) Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated:	February 23, 2015	By: /s/ Joel S. Marcus Joel S. Marcus Chief Executive Officer

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

Signature	Title	Date
/s/ Joel S. Marcus Joel S. Marcus	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 23, 2015
/s/ Dean A. Shigenaga Dean A. Shigenaga	Chief Financial Officer (Principal Financial Officer)	February 23, 2015
/s/ Richard B. Jennings Richard B. Jennings	Lead Director	February 23, 2015
/s/ John L. Atkins, III John L. Atkins, III	Director	February 23, 2015
/s/ Maria C. Freire Maria C. Freire	Director	February 23, 2015
/s/ Steven R. Hash Steven R. Hash	Director	February 23, 2015
/s/ Richard H. Klein Richard H. Klein	Director	February 23, 2015
/s/ James H. Richardson James H. Richardson	Director	February 23, 2015

S-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of discontinued operations as a result of the early adoption of FASB Accounting Standard Update No. 2014-08 effective October 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 23, 2015

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Investments in real estate	$7,226,016	$6,776,914
Cash and cash equivalents	86,011	57,696
Restricted cash	26,884	27,709
Tenant receivables	10,548	9,918
Deferred rent	234,124	190,425
Deferred leasing and financing costs	201,798	192,658
Investments	236,389	140,288
Other assets	114,266	134,156
Total assets	$8,136,036	$7,529,764

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$652,209	$708,831
Unsecured senior notes payable	1,747,370	1,048,230
Unsecured senior line of credit	304,000	204,000
Unsecured senior bank term loans	975,000	1,100,000
Accounts payable, accrued expenses, and tenant security deposits	489,085	435,342
Dividends payable	58,814	54,420
Total liabilities	4,226,478	3,550,823

Commitments and contingencies

Redeemable noncontrolling interests	14,315	14,444

Alexandria’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock, $0.01 par value per share, 10,000,000 shares authorized; 9,486,500 and 10,000,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively; $25 liquidation value per share	237,163	250,000
6.45% Series E cumulative redeemable preferred stock, $0.01 par value per share, 5,200,000 shares authorized, issued, and outstanding as of December 31, 2014 and 2013; $25 liquidation value per share	130,000	130,000
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 71,463,876 and 71,172,197 issued and outstanding as of December 31, 2014 and 2013, respectively	715	712
Additional paid-in capital	3,461,189	3,572,281
Accumulated other comprehensive loss	(628)	(36,204)
Alexandria’s stockholders’ equity	3,828,439	3,916,789
Noncontrolling interests	66,804	47,708
Total equity	3,895,243	3,964,497
Total liabilities, noncontrolling interests, and equity	$8,136,036	$7,529,764

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental	$544,153	$467,764	$422,793
Tenant recoveries	173,480	150,095	133,280
Other income	9,244	13,292	18,424
Total revenues	726,877	631,151	574,497

Expenses:
Rental operations	219,164	189,039	172,756
General and administrative	53,530	48,520	47,747
Interest	79,299	67,952	69,184
Depreciation and amortization	224,096	189,123	185,687
Impairment of real estate	51,675	—	2,050
Loss on early extinguishment of debt	525	1,992	2,225
Total expenses	628,289	496,626	479,649

Equity in earnings of unconsolidated joint ventures	554	—	—
Income from continuing operations	99,142	134,525	94,848
Income from discontinued operations	1,233	900	8,816
Gain on sales of real estate – land parcels	6,403	4,824	1,864
Net income	106,778	140,249	105,528

Dividends on preferred stock	(25,698)	(25,885)	(27,328)
Preferred stock redemption charge	(1,989)	—	(5,978)
Net income attributable to noncontrolling interests	(5,204)	(4,032)	(3,402)
Net income attributable to unvested restricted stock awards	(1,774)	(1,581)	(1,190)
Net income attributable to Alexandria’s common stockholders	$72,113	$108,751	$67,630
EPS attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.99	$1.59	$0.95
Discontinued operations	0.02	0.01	0.14
EPS – basic and diluted	$1.01	$1.60	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$106,778	$140,249	$105,528
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities:
Unrealized holding gains arising during the year	51,135	1,300	990
Reclassification adjustment for gains included in net income	(358)	(1,183)	(3,351)
Unrealized gains (losses) on marketable securities, net	50,777	117	(2,361)

Unrealized gains on interest rate swaps:
Unrealized interest rate swap (losses) gains arising during the year	(4,459)	1,918	(9,990)
Reclassification adjustment for amortization of interest expense included in net income	6,871	15,422	22,309
Unrealized gains on interest rate swap agreements, net	2,412	17,340	12,319

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the year	(18,075)	(28,912)	(318)
Reclassification adjustment for gains included in net income	(208)	—	—
Unrealized losses on foreign currency translation, net	(18,283)	(28,912)	(318)

Total other comprehensive income (loss)	34,906	(11,455)	9,640
Comprehensive income	141,684	128,794	115,168
Less: comprehensive income attributable to noncontrolling interests	(4,534)	(3,948)	(3,364)
Comprehensive income attributable to Alexandria’s common stockholders	$137,150	$124,846	$111,804

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

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series C Preferred Stock	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2012	$—	$250,000	$130,000	63,244,645	$632	$3,086,052	$—	$(24,833)	$46,643	$3,488,494	$14,564
Net income	—	—	—	—	—	—	136,217	—	2,961	139,178	1,071
Total other comprehensive loss	—	—	—	—	—	—	—	(11,371)	(84)	(11,455)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,812)	(1,812)	(1,191)
Issuance of common stock	—	—	—	7,590,000	76	534,393	—	—	—	534,469	—
Issuances pursuant to stock plan	—	—	—	337,552	4	23,608	—	—	—	23,612	—
Dividends declared on common stock	—	—	—	—	—	—	(182,104)	—	—	(182,104)	—
Dividends declared on preferred stock	—	—	—	—	—	—	(25,885)	—	—	(25,885)	—
Distributions in excess of earnings	—	—	—	—	—	(71,772)	71,772	—	—	—	—
Balance as of December 31, 2013	$—	$250,000	$130,000	71,172,197	$712	$3,572,281	$—	$(36,204)	$47,708	$3,964,497	$14,444
Net income	—	—	—	—	—	—	101,574	—	4,142	105,716	1,062
Total other comprehensive income (loss)	—	—	—	—	—	—	—	35,576	(670)	34,906	—
Contributions by noncontrolling interests	—	—	—	—	—	—	—	—	19,410	19,410	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,786)	(3,786)	(1,191)
Issuances pursuant to stock plan	—	—	—	291,679	3	21,576	—	—	—	21,579	—
Redemption of Series D Preferred Stock	—	(12,837)	—	—	—	412	(1,989)	—	—	(14,414)	—
Dividends declared on common stock	—	—	—	—	—	—	(206,967)	—	—	(206,967)	—
Dividends declared on preferred stock	—	—	—	—	—	—	(25,698)	—	—	(25,698)	—
Distributions in excess of earnings	—	—	—	—	—	(133,080)	133,080	—	—	—	—
Balance as of December 31, 2014	$—	$237,163	$130,000	71,463,876	$715	$3,461,189	$—	$(628)	$66,804	$3,895,243	$14,315

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$106,778	$140,249	$105,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,096	190,778	192,005
Loss on early extinguishment of debt	525	1,992	2,225
(Gain) loss on sales of real estate	(1,838)	121	(1,564)
Impairment of real estate	51,675	—	13,450
Gain on sales of real estate – land parcels	(6,403)	(4,824)	(1,864)
Equity in earnings from unconsolidated joint ventures	(554)	—	—
Distributions of earnings from unconsolidated joint ventures	549	—	—
Amortization of loan fees and costs	10,909	9,936	9,832
Amortization of debt premiums/discounts	117	529	511
Amortization of acquired above and below market leases	(2,845)	(3,316)	(3,200)
Deferred rent	(44,726)	(27,935)	(28,456)
Stock compensation expense	13,996	15,552	14,160
Investment gains	(11,613)	(7,050)	(15,018)
Investment losses	9,287	1,480	2,637
Changes in operating assets and liabilities:
Restricted cash	4,141	899	(261)
Tenant receivables	(673)	(1,519)	(981)
Deferred leasing costs	(38,282)	(54,825)	(45,099)
Other assets	(7,466)	(6,298)	(4,069)
Accounts payable, accrued expenses, and tenant security deposits	26,652	56,958	65,697
Net cash provided by operating activities	334,325	312,727	305,533

Investing Activities
Proceeds from sales of real estate	81,580	153,968	36,179
Additions to real estate	(497,773)	(593,389)	(549,030)
Purchase of real estate	(127,887)	(122,069)	(42,171)
Deposits for investing activities	(10,282)	—	—
Change in restricted cash related to construction projects	1,665	7,655	(9,377)
Investment in unconsolidated joint venture	(70,758)	(17,987)	(6,700)
Distributions from unconsolidated joint venture	—	—	22,250
Additions to investments	(60,230)	(36,078)	(36,294)
Proceeds from sales of investments	18,973	16,525	27,043
Proceeds from repayment of notes receivable	29,883	—	—
Net cash used in investing activities	$(634,829)	$(591,375)	$(558,100)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2014	2013	2012
Financing Activities
Borrowings from secured notes payable	$126,215	$28,489	$17,810
Repayments of borrowings from secured notes payable	(231,051)	(36,219)	(26,367)
Proceeds from issuance of unsecured senior notes payable	698,908	498,561	544,650
Principal borrowings from unsecured senior line of credit	1,168,000	729,000	847,147
Repayments of borrowings from unsecured senior line of credit	(1,068,000)	(1,091,000)	(651,147)
Repayments of unsecured senior bank term loan	(125,000)	(250,000)	(250,000)
Repurchase of unsecured senior convertible notes	—	(384)	(84,801)
Redemption of Series C Cumulative Redeemable Preferred Stock	—	—	(129,638)
Redemption of Series D Cumulative Convertible Preferred Stock	(14,414)	—	—
Proceeds from issuance of Series E Cumulative Redeemable Preferred Stock	—	—	124,868
Change in restricted cash related to financing activities	(1,409)	2,546	(7,428)
Loan fees and costs paid	(8,099)	(19,928)	(13,225)
Proceeds from common stock offerings	—	534,469	97,890
Proceeds from exercise of stock options	—	—	155
Dividends paid on common stock	(202,386)	(169,076)	(126,498)
Dividends paid on preferred stock	(25,885)	(25,885)	(27,819)
Distributions to redeemable noncontrolling interests	(1,191)	(1,191)	(1,249)
Redemption of redeemable noncontrolling interests	—	—	(450)
Contributions by noncontrolling interests	19,410	—	1,875
Distributions to noncontrolling interests	(3,786)	(1,812)	(913)
Net cash provided by financing activities	331,312	197,570	314,860

Effect of foreign exchange rate changes on cash and cash equivalents	(2,493)	(2,197)	139

Net increase (decrease) in cash and cash equivalents	28,315	(83,275)	62,432
Cash and cash equivalents at beginning of period	57,696	140,971	78,539
Cash and cash equivalents at end of period	$86,011	$57,696	$140,971

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$57,966	$59,857	$52,561

Non-Cash Investing Activities
Note receivable issued in connection with sale of real estate	$2,000	$38,820	$6,125
Write-off of fully amortized improvements	$—	$—	$(17,730)
Change in accrued construction	$29,846	$(21,310)	$46,087
Assumption of secured notes payable in connection with purchase of properties	$(48,329)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements

1.	Background

As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc. (NYSE:ARE), is a self-administered and self-managed investment-grade REIT, and is the largest and leading REIT uniquely focused on collaborative science campuses in urban innovation clusters, with a total market capitalization of $10.4 billion as of December 31, 2014, and an asset base of 31.5 million square feet, including 18.7 million RSF of operating and current value-creation projects, as well as an additional 12.8 million square feet in future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a dominant market presence in AAA locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse client tenant base, with approximately 56% of its total ABR results from investment-grade client tenants. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban campuses that provide its innovative client tenants with highly dynamic and collaborative ecosystems that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria, please visit www.are.com.

Our asset base consisted of the following, as of December 31, 2014:

Square Feet (unaudited)
Operating properties	16,727,985
Development properties (includes unconsolidated JVs)	1,857,520
Redevelopment properties	143,777
Total operating and current value-creation projects	18,729,282

Near-term value-creation projects in North America (CIP)	2,715,792
Future value-creation projects	10,093,396
12,809,188

Total	31,538,470

As of December 31, 2014, we had 562 leases with a total of 441 client tenants, and 87, or 45%, of our 193 properties were single-tenant properties. Leases in our multi-tenant buildings typically have terms of five to 10 years, while the single-tenant building leases typically have terms of 10 to 20 years. As of December 31, 2014:

•	Investment-grade client tenants represented 56% of our total ABR;

•
Approximately 95% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent;

•
Approximately 94% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index; and

•
Approximately 93% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

Any references to the number of buildings, square footage, number of leases, occupancy, and client tenants, and any amounts derived from these values in the notes to consolidated financial statements are unaudited.

2.	Basis of presentation and summary of significant accounting policies

Recent accounting pronouncements

In April 2014, the FASB issued an ASU on the reporting of discontinued operations that raised the threshold for classification of assets “held for sale” as discontinued operations. Under this ASU, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as “held for sale” and represents a strategic shift that has had or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or non-profit activity that is classified as “held for sale” on the date of the acquisition. A strategic shift that has or will have a major effect on an entity’s operations and financial results could include the disposal of (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity. The ASU also allows for an entity to report a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. We adopted this ASU on October 1, 2014. This ASU requires prospective application and since our adoption, no additional real estate met the criteria for classification as discontinued operations in our consolidated financial statements. The adoption of the ASU did not impact assets classified as discontinued operations prior to the adoption.

Basis of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Alexandria and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

In certain circumstances, we may enter into joint venture arrangements with outside partners. On a quarterly basis, we evaluate each joint venture arrangement under the VIE model, and if the entity is determined not to be a VIE, then we evaluate the entity under the voting model to determine if the entity should be consolidated.

Under the VIE model, an entity is determined to be a VIE if it has any of the following characteristics:

•	The entity does not have sufficient equity to finance its activities without additional subordinated financial support;

•	The equity holders, as a group, lack the characteristics of a controlling financial interest; or

•	The legal entity is established with non-substantive voting rights.

If an entity is determined to be a VIE, we evaluate whether or not we are the primary beneficiary using qualitative analyses. Factors considered include, but are not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy-making decisions, and the rights of the other investors to participate in the decision-making process and/or liquidate the venture, if applicable. We consolidate VIEs whenever we determine that we are the primary beneficiary.

If an entity is determined not to be a VIE, we then evaluate such entity under the voting model. Under the voting model, if we are the general partner or managing member, or have a similar role that can direct the operations of the entity, we have a presumption that we control the entity and we should consolidate regardless of our ownership percentage. If we determine that the other equity holders have any one of the following rights, it is assumed that we do not control the entity and therefore should not consolidate the entity: (i) the substantive ability to dissolve the entity or remove us from the lead role of the entity, or (ii) substantive rights that allow them to participate in the activities that most significantly impact the entity’s economic performance.

As of December 31, 2014, we had two joint ventures that did not meet the requirements for consolidation and were accounted for under the equity method of accounting. Refer to Note 3 – “Investments in Real Estate,” appearing elsewhere in this annual report on Form 10-K, for further information on our unconsolidated joint ventures.

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

Operating segment

We are engaged in the business of providing office/laboratory and tech office space for lease to the science and technology industries. Our properties are similar in that they provide space for lease to the science and technology industries, consist of improvements that are generic and reusable for the science and technology industries, are primarily located in urban innovation cluster submarkets, and have similar economic characteristics. Our chief operating decision maker reviews financial information for our entire consolidated operations when making decisions on how to allocate resources and in assessing our operating performance or individual properties when determining real estate decisions. The financial information disclosed herein represents all of the financial information related to our principal operating segment.

International operations

The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. We have five properties in Canada, two properties in China, seven operating properties in India, and various land parcels in India. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive loss as a separate component of total equity.

The appropriate amounts of foreign exchange rate gains or losses classified in accumulated other comprehensive loss will be reflected in our consolidated statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Investments in real estate and properties classified as “held for sale”

We recognize real estate acquired (including the intangible value of above or below market leases, acquired in-place leases, client tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  If there is a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term of an in-place lease, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew.  When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider its impact in determining the intangible value of such lease and its related amortization period.  The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis.  The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property.  We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  Acquisition-related costs related to the acquisition of businesses, including real estate acquired with in-place leases, are expensed as incurred.

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements, an estimated life of 20 years for land improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment. The values of acquired above and below market leases are amortized over the terms of the related leases and recognized as either an increase (for below market leases) or a decrease (for above market leases) to rental income. The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets, and amortized over the remaining terms of the related leases.

2.	Basis of presentation and summary of significant accounting policies (continued)

We are required to capitalize project costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, predevelopment, or construction of a project.  Capitalization of development, redevelopment, and construction costs is required while activities are ongoing to prepare an asset for its intended use.  Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Should development, redevelopment, or construction activity cease, interest, property taxes, insurance, and certain other costs would no longer be eligible for capitalization and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation of assets ceases upon designation of a property as “held for sale.” Prior to adoption of the new discontinued ASU mentioned above, the operations of properties “held for sale” were classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented were reclassified from continuing operations to discontinued operations.

Subsequent to the adoption of the new discontinued operations ASU mentioned above, if the disposal of the property represents a strategic shift that has (or will have) a major effect on our operations or financial results, such as (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity, then the operations of the property “held for sale,” including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and therefore not meet the criteria for classification as discontinued operations.

Impairment of long-lived assets

Long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the amount of a long-lived asset may not be recoverable.  The amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, CIP, and land held for development, are assessed by project and include significant fluctuations in estimated revenue less rental operating expense, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.  If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used.  We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

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

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The majority of our cash and cash equivalents are held at major commercial banks in accounts that may at times exceed the FDIC-insured limit of $250,000. We have not experienced any losses to date on our invested cash.

Restricted cash

Restricted cash primarily consists of funds held in trust under the terms of our secured bank loans, funds held in escrow related to construction projects, and funds held for various other deposits.

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities and limited partnerships primarily involved in the science and technology industries.  All of our investments in actively traded public companies are considered “available for sale” and are reflected in the accompanying consolidated balance sheets at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities are accounted for under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of December 31, 2014 and 2013, our ownership percentage in the voting stock of each individual entity was less than 10%.

We monitor each of our equity investments throughout the year for new developments, including operating results, results of clinical trials, capital-raising events, and merger and acquisition activities. Individual investments are evaluated for impairment when changes in conditions may indicate an impairment exists.  The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements.  If there are no identified events or changes in circumstances that might have an adverse effect on our cost method investments, we do not estimate the investment’s fair value.  For all of our investments, if a decline in the fair value of an investment below the carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a charge to current earnings.

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

Interest rate swap agreements

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of interest rate swap agreements. Specifically, we enter into interest rate swap agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the values of which are determined by interest rates. Our interest rate swap agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings based on LIBOR. We do not use derivatives for trading or speculative purposes, and currently all of our derivatives are designated as hedges. Our objectives in using interest rate swap agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy. All of our interest rate swaps are designated as cash flow hedges. Interest rate swap agreements designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount of interest rate swap agreements.

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with borrowings based on LIBOR. We recognize our interest rate swap agreements as either assets or liabilities on the balance sheet at fair value.  The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. Our interest rate swap agreements are considered cash flow hedges because they are designated and qualify as hedges of the exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge. All of our interest rate swap agreements meet the criteria to be deemed “highly effective” in reducing our exposure to variable interest rates. We formally document all relationships between interest rate swap agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. We make an assessment at the inception of each interest rate swap agreement and on an ongoing basis to determine whether these instruments are “highly effective” in offsetting changes in cash flows associated with the hedged items. The ineffective portion of each interest rate swap agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if swaps did not qualify as “highly effective,” the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

The effective portion of changes in the fair value of our interest rate swap agreements that are designated and that qualify as cash flow hedges is recognized in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income will be reclassified into earnings in the period during which the hedged transactions affect earnings.

The fair value of each interest rate swap agreement is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair values of our interest rate swap agreements are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance of our counterparties using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

2.	Basis of presentation and summary of significant accounting policies (continued)

Recognition of rental income and tenant recoveries

Rental income from leases is recognized on a straight-line basis over the respective lease terms.  We classify amounts currently recognized as income, and expected to be received in later years, as deferred rent in the accompanying consolidated balance sheets.  Amounts received currently, but recognized as income in future years, are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets.  We commence recognition of rental income at the date the property is ready for its intended use and the client tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We may maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent.  As of December 31, 2014 and 2013, we had no allowance for estimated losses.

Monitoring client tenant credit quality

During the term of each lease, we monitor the credit quality of our client tenants by (i) reviewing the credit rating of client tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the client tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our client tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a team of employees who, among them, have graduate and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the science and technology industries, as well as in finance. Our research team is responsible for assessing and monitoring the credit quality of our client tenants and any material changes in credit quality.

Interest income

Interest income was approximately $4.2 million, $4.6 million, and $3.4 million during the years ended December 31, 2014, 2013, and 2012, respectively.  Interest income is included in other income in the accompanying consolidated statements of income.

Share-based compensation expense

We have historically issued two forms of share-based compensation under our equity incentive plan: options to purchase common stock (“options”) and restricted share awards. We have not granted any options since 2002. We recognize all share-based compensation in the income statement based on the grant date fair value. Compensation expense is recognized on a straight-line basis over the period during which the employee is required to provide services in exchange for the award (the vesting period). We recognize share-based compensation based on awards that are ultimately expected to vest. As a result, future forfeitures of awards are estimated at the time of grant and revised in subsequent periods, as necessary, if actual forfeitures differ from those estimates. In most cases, no compensation cost is recognized for equity instruments that are forfeited or are anticipated to be forfeited. The majority of our restricted share awards contain time-based vesting restrictions and the fair value of these awards is calculated based on the market value of the common stock on the grant date. Certain restricted share awards contain vesting restrictions based upon the satisfaction of levels of performance and market conditions. The fair value of these awards is determined using a Monte Carlo simulation pricing model. Failure to satisfy the threshold performance and/or market conditions will result in the forfeiture of shares. Forfeiture of share awards with time-based or performance-based restrictions results in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions does not result in a reversal of previously recognized share-based compensation expense.

3.	Investments in real estate

Our investments in real estate consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Land (related to rental properties)	$624,681	$553,388
Buildings and building improvements	6,171,504	5,714,673
Other improvements	192,128	174,147
Rental properties	6,988,313	6,442,208

CIP/current value-creation projects:
Current development in North America	500,894	511,838
Current redevelopment in North America	42,482	8,856
Current development in Asia	14,065	60,928
	557,441	581,622

Near-term value-creation projects in North America (CIP):
50, 60, and 100 Binney Street	321,907	284,672
Other projects	107,471	97,617
	429,378	382,289

Future value-creation projects:
North America	175,175	176,063
Asia	78,548	77,251
	253,723	253,314

Land under sales contract	—	22,943
Near-term and future value-creation projects	683,101	658,546

Gross investments in real estate	8,228,855	7,682,376
Equity method of accounting – unconsolidated joint ventures	117,406	46,644
Gross investments in real estate – including unconsolidated joint ventures	8,346,261	7,729,020
Less: accumulated depreciation	(1,120,245)	(952,106)
Investments in real estate	$7,226,016	$6,776,914

3.	Investments in real estate (continued)

Acquisitions

During the year ended December 31, 2014, we acquired a total of six operating properties aggregating 405,353 RSF, for an aggregate purchase price of $115.0 million and assumed secured notes payable aggregating $48.3 million. During the year ended December 31, 2014, we also acquired one land parcel aggregating 300,000 square feet for a purchase price of $50.0 million. As of December 31, 2014, the six operating properties acquired were 100% leased and the one land parcel was 100% under lease negotiations for a future ground-up development.

In addition, during the year ended December 31, 2014, we entered into a new joint venture (described below) and the joint venture acquired two land parcels in the San Francisco Bay Area market for a purchase price of $125.0 million.

Acquired below market leases

The balances of acquired below market leases, and related accumulated amortization, classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, were as follows (in thousands):

	December 31, 2014	December 31, 2013
Acquired below market leases	$55,955	$55,599
Accumulated amortization	(47,145)	(44,194)
	$8,810	$11,405

For the years ended December 31, 2014, 2013, and 2012, we recognized an increase in rental income of approximately $2.8 million, $3.3 million, and $3.2 million, respectively, related to the amortization of acquired below market leases. The weighted average amortization period of the value of acquired below market leases was approximately 2.3 years as of December 31, 2014. The estimated annual amortization of the value of acquired below market leases is as follows (in thousands):

Year	Amount
2015	$2,861
2016	2,455
2017	2,251
2018	705
2019	209
Thereafter	329
Total	$8,810

Acquired in-place leases

The balances of acquired in-place leases, and related accumulated amortization, are classified in other assets in the accompanying consolidated balance sheets. As of December 31, 2014 and 2013, these amounts were as follows (in thousands):

	December 31, 2014	December 31, 2013
Acquired in-place leases	$51,395	$48,189
Accumulated amortization	(32,123)	(28,927)
	$19,272	$19,262

3.	Investments in real estate (continued)

Amortization for these intangible assets, classified in depreciation and amortization expense in the accompanying consolidated statements of income, was approximately $3.5 million, $2.4 million, and $2.7 million, for the years ended December 31, 2014, 2013, and 2012, respectively. The weighted average amortization period of the value of acquired in-place leases was approximately 7.3 years as of December 31, 2014. The estimated annual amortization of the value of acquired in-place leases is as follows (in thousands):

Year	Amount
2015	$3,663
2016	2,709
2017	2,513
2018	2,377
2019	2,095
Thereafter	5,915
Total	$19,272

Minimum lease payments

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, in effect as of December 31, 2014, are outlined in the table below (in thousands):

Year	Amount
2015	$496,797
2016	488,626
2017	466,829
2018	423,234
2019	373,509
Thereafter	1,995,904
Total	$4,244,899

Sales of real estate assets and related impairment charges

During the year ended December 31, 2014, we sold three income-producing assets located in the San Diego market, aggregating 62,346 RSF, for an aggregate sales price of $7.4 million, and recognized an aggregate gain of $1.8 million on the sales. These three income-producing assets qualified for classification as discontinued operations prior to October 1, 2014, and as such, the gain on sales of real estate – rental properties associated to the sale of these properties is included in income from discontinued operations in the accompanying consolidated statements of income.

In addition, during the year ended December 31, 2014, and excluding our sale of land parcels in South San Francisco discussed below, we completed the sale of six parcels of land in various markets, aggregating 662,950 RSF for an aggregate sales price of $48.4 million and recognized an aggregate gain on sales of real estate – land parcels of $6.4 million. These gains are classified in gain on sales of real estate – land parcels below income from discontinued operations in the accompanying consolidated statements of income.

On a quarterly basis, we review current activities and changes in the business conditions of all of our properties prior to and subsequent to the end of each quarter to determine the existence of any “triggering events” requiring an impairment analysis. If triggering events are identified, we review an estimate of the future undiscounted cash flows for the properties, including a probability-weighted approach if multiple outcomes are under consideration.

During the fourth quarter of 2014, we determined that the following real estate assets each met the criteria for classification as “held for sale” including, among others, the following: (i) we reached a point of commitment to sell the real estate, including approval of the sale by our Board of Directors, (ii) the sale was probable and would be completed within one year, and (iii) it was unlikely that significant changes to the sales plan would be made or the plan would be withdrawn. Prior to classification as “held for sale,” these properties were classified as “held and used.” The decisions to dispose of these assets did not represent a strategic shift in our operations or financial results. As a result, these assets did not qualify for classification as discontinued operations.

3.	Investments in real estate (continued)

South San Francisco land parcels

As of September 30, 2014, nine non-contiguous land parcels with seven industrial buildings in the South San Francisco submarket of the San Francisco Bay Area were held for future ground-up development. The projected undiscounted cash flows from these projects exceeded our projected costs to develop these sites. Our most recent ground-up development in South San Francisco was completed and delivered to a client-tenant in the third quarter of 2014.

During the three months ended December 31, 2014, we evaluated an offer from an entity that operates, redevelops, and develops industrial properties. Zoning laws in South San Francisco do not permit the re-leasing or extension of an existing industrial lease. As a result, the zoning restrictions significantly limit the potential interest in this real estate and the likelihood that this entity would acquire these parcels for industrial use. We intended to hold these parcels for future development if we failed to reach reasonable terms with this entity. As a result, we completed a probability-weighted cash flow analysis for these parcels based on the potential sale and development scenarios and determined the estimated undiscounted cash flows exceeded the carrying value of these land parcels.

In December 2014, we determined that these land parcels met the criteria for classification as “held for sale” including, among others, the following: (i) committing to sell the real estate, (ii) obtaining approval from our Board of Directors, and (iii) determining that the sale was probable within one year. Upon classification as “held for sale,” we recognized an impairment charge of $24.7 million to lower the carrying costs of the real estate to its estimated fair value less cost to sell. On December 30, 2014, we completed the sale of these land parcels for $31.0 million.

661 University Avenue

As of September 30, 2014, we had land and land improvements in Toronto, Canada that were classified in rental properties. This real estate was leased to a tenant and the tenant was completing the construction of a 780,540 RSF building. Rental payments from the tenant were anticipated to commence in the future upon completion and stabilization of the building. In December 2014, we determined that this property met the criteria to be classified as “held for sale” and accordingly we recognized an impairment charge of $16.6 million to lower the carrying costs of the property to its estimated fair value less cost to sell. Approximately 75% of the impairment recognized related to changes in the foreign exchange rate, estimated transfer taxes, and closing costs. In January 2015, we completed the sale for $54.1 million.

500 Forbes Boulevard

During the three months ended December 31, 2014, 500 Forbes Boulevard, a 155,685 RSF building located in our South San Francisco submarket, met the criteria for classification as “held for sale” and accordingly, we recognized an impairment charge of $9.6 million to reduce the carrying costs in the property to the estimated fair value less cost to sell of $107.8 million. The annualized revenues less operating expenses for this property for the three months ended December 31, 2014, were approximately $5.5 million, representing a yield on our remaining book value of approximately 5.1% and the property is leased to an investment-grade rated client tenant through 2019. We expect to complete the sale of this property in 2015.

Current value-creation development and redevelopment projects

As of December 31, 2014, we had seven ground-up development projects in process in North America aggregating 1,727,758 RSF, including two unconsolidated joint venture development projects. We also had two projects undergoing redevelopment in North America aggregating 143,777 RSF.

Investments in unconsolidated joint ventures

We account for our investments in joint ventures described below under the equity method of accounting. Refer to our consolidation policy described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies.”

3.	Investments in real estate (continued)

360 Longwood Avenue

We are currently developing a building aggregating 413,536 RSF in the Longwood Medical Area of the Greater Boston market through an unconsolidated joint venture. The cost at completion for this unconsolidated joint venture real estate project is approximately $350.0 million. The project is currently 38% occupied by Dana-Farber Cancer Institute, Inc. and this space was placed into operations in late September 2014. The joint venture has a construction loan with commitments aggregating $213.2 million, with $159.9 million outstanding as of December 31, 2014. The remaining cost to complete the development is expected to be funded primarily from the remaining commitments of $53.3 million under the construction loan. The construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%, and has a maturity date of April 1, 2019, inclusive of two separate options to extend the stated maturity date of April 1, 2017, by one year.

We have a 27.5% interest in this unconsolidated joint venture that we account for under the equity method of accounting. Our investment under the equity method of accounting was $49.1 million as of December 31, 2014, and is classified in investments in real estate on our accompanying consolidated balance sheets.

1455/1515 Third Street

During the three months ended September 30, 2014, Alexandria and Uber entered into a joint venture agreement and acquired two land parcels supporting the development of two buildings aggregating 422,980 RSF at 1455/1515 Third Street in the Mission Bay submarket of the San Francisco Bay Area for a total purchase price of $125.0 million. We have a 51% interest and Uber has a 49% interest in this unconsolidated joint venture. We account for our investment in this joint venture under the equity method of accounting. Our investment under the equity method of accounting was $68.3 million as of December 31, 2014, and is classified in investments in real estate on our accompanying consolidated balance sheets. The project is 100% leased to Uber for a 15-year term, commencing upon completion of development.

Near-term value creation projects in North America (construction in progress)

Land undergoing predevelopment activities is classified as construction in progress and is undergoing activities prior to commencement of construction of aboveground building improvements.  We generally will not commence ground-up development of any parcels without first securing pre-leasing for such space, except when there is solid market demand.  If aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as future value-creation projects.  Our objective with predevelopment is to reduce the time it takes to deliver projects to prospective client tenants.  Additionally, during predevelopment, we focus on the design of cost-effective buildings with generic and reusable infrastructure to accommodate single-tenancy and multi-tenancy. As of December 31, 2014, we had $429.4 million of land undergoing predevelopment activities in North America aggregating 2.7 million RSF. The largest project in this category consists of 1.0 million RSF at our Alexandria Center® at Kendall Square project in the Greater Boston Area in East Cambridge, Massachusetts.

Predevelopment costs generally include the following activities prior to commencement of vertical construction:

•
Traditional predevelopment costs, including entitlement, design, construction drawings, BIM (3-D virtual modeling), budgeting, sustainability and energy optimization reviews, permitting, and planning for all aspects of the project; and

•
Site and infrastructure construction costs, including belowground site work, utility connections, land grading, drainage, egress and regress access points, foundation, and other costs to prepare the site for construction of aboveground building improvements. For example, site and infrastructure costs for the 1.0 million RSF primarily related to 50, 60, and 100 Binney Street at our Alexandria Center® at Kendall Square project are classified as predevelopment prior to commencement of vertical construction.

Future value-creation projects

Future value-creation projects represent land that we plan to develop in the future, but for which, as of each period presented, no construction or predevelopment activities were ongoing. As a result, interest, property taxes, insurance, and other costs are expensed as incurred. As of December 31, 2014, we had $253.7 million of land held for future development supporting an aggregate of 10.1 million RSF of ground-up development.

4.    Deferred leasing and financing costs

The following table summarizes our deferred leasing and financing costs, as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Deferred leasing costs	$333,109	$293,879
Accumulated amortization	(174,194)	(146,881)
	158,915	146,998

Deferred financing costs	126,687	118,078
Accumulated amortization	(83,804)	(72,418)
	42,883	45,660
Deferred leasing and financing costs	$201,798	$192,658

5.	Investments

We hold investments in certain publicly traded companies, privately held entities, and limited partnership funds involved primarily in life science and related industries.  Our investments in privately held entities and limited partnership funds are accounted for under the cost method. Certain investments in privately held entities are accounted for under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Our investments in publicly traded companies are principally marketable equity securities which are accounted for as “available for sale” securities that are carried at their fair values.  Investments in “available for sale” securities with gross unrealized losses as of December 31, 2014, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary and accordingly there are no other-than-temporary impairments in accumulated other comprehensive income related to “available for sale” securities as of December 31, 2014 or 2013.

The following table summarizes our investments as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
“Available-for-sale” marketable equity securities, at cost basis	$21,898	$2,879
Unrealized gains	53,625	2,177
Unrealized losses	(1,258)	(587)
“Available-for-sale” marketable equity securities, at fair value	74,265	4,469
Investments accounted for under cost method	162,124	135,819
Investments	$236,389	$140,288

The following table outlines our investment income, which is classified in other income in the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2014	2013	2012
Investment gains	$11,613	$7,050	$15,018
Investment losses	(9,287)	(1,480)	(2,637)
Investment income	$2,326	$5,570	$12,381

6.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity.  In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2014 and 2013.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2014 and 2013 (in thousands):

		December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale securities”	$74,265	$74,265	$—	$—
Liabilities:
Interest rate swap agreements	$909	$—	$909	$—

		December 31, 2013
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale securities”	$4,469	$4,469	$—	$—
Interest rate swap agreements	$2,870	$—	$2,870	$—
Liabilities:
Interest rate swap agreements	$6,191	$—	$6,191	$—

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  Our “available-for-sale” securities and our interest rate swap agreements, respectively, have been recognized at fair value.  Refer to Note 8 – “Interest Rate Swap Agreements,” for further details on our interest rate swap agreements. The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely accepted valuation techniques, including discounted cash flow analyses of “significant other observable inputs” such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

6.	Fair value measurements (continued)

As of December 31, 2014 and 2013, the book and estimated fair values of our marketable equity securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Marketable equity securities	$74,265	$74,265	$4,469	$4,469
Interest rate swap agreements	$—	$—	$2,870	$2,870

Liabilities:
Interest rate swap agreements	$909	$909	$6,191	$6,191
Secured notes payable	$652,209	$693,338	$708,831	$736,772
Unsecured senior notes payable	$1,747,370	$1,793,255	$1,048,230	$1,043,125
Unsecured senior line of credit	$304,000	$304,369	$204,000	$193,714
Unsecured senior bank term loans	$975,000	$976,010	$1,100,000	$1,099,897

Fair value measurements for other than on a recurring basis

Refer to discussions at Note 3 – “Investments in Real Estate.”

7.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of December 31, 2014 (dollars in thousands):

	Fixed Rate/Hedged Variable Rate	Unhedged Variable Rate	Total Consolidated	Percentage of Total Debt	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (in years)
Secured notes payable	$403,981	$248,228	$652,209	17.7%	4.59%	2.7
Unsecured senior notes payable	1,747,370	—	1,747,370	47.5	3.98	8.3
$1.5 billion unsecured senior line of credit	—	304,000	304,000	8.3	1.27	4.0
2016 Unsecured Senior Bank Term Loan	350,000	25,000	375,000	10.2	1.42	1.6
2019 Unsecured Senior Bank Term Loan	600,000	—	600,000	16.3	1.67	4.0
Total/weighted average	$3,101,351	$577,228	$3,678,579	100.0%	3.23%	5.6
Percentage of total debt	84%	16%	100%

(1)
Represents the weighted average interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

7.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal maturities as of
December 31, 2014 (dollars in thousands):

	Stated Rate		Weighted Average Interest Rate(1)	Maturity Date(2)	Principal Payments Remaining for the Period Ending December 31,
Debt					2015	2016	2017	2018	2019	Thereafter	Total
Secured notes payable
Maryland	5.64%		4.50%	6/1/15	$5,777	$—	$—	$—	$—	$—	$5,777
San Francisco Bay Area	L+1.50		1.66	7/1/15	46,792	—	—	—	—	—	46,792
Greater Boston, San Francisco Bay Area, and San Diego	5.73		5.73	1/1/16	1,815	75,501	—	—	—	—	77,316
Greater Boston, San Diego, and New York City	5.82		5.82	4/1/16	988	29,389	—	—	—	—	30,377
San Diego	5.74		3.00	4/15/16	175	6,916	—	—	—	—	7,091
San Francisco Bay Area	L+1.40		1.56	6/1/16	—	19,343	—	—	—	—	19,343
San Francisco Bay Area	6.35		6.35	8/1/16	2,652	126,715	—	—	—	—	129,367
Maryland	2.15		2.15	1/20/17	—	—	76,000	—	—	—	76,000
Greater Boston	L+1.35		1.52	8/23/17	—	—	106,093	—	—	—	106,093
San Diego, Maryland, and Seattle	7.75		7.75	4/1/20	1,570	1,696	1,832	1,979	2,138	104,352	113,567
San Diego	4.66		4.66	1/1/23	1,403	1,464	1,540	1,614	1,692	31,674	39,387
San Francisco Bay Area	6.50		6.50	6/1/37	18	19	20	22	23	728	830
Unamortized premiums					214	55	—	—	—	—	269
Secured notes payable average/subtotal	4.63%		4.59		61,404	261,098	185,485	3,615	3,853	136,754	652,209

2016 Unsecured Senior Bank Term Loan	L+1.20%		1.42	7/31/16	—	375,000	—	—	—	—	375,000
2019 Unsecured Senior Bank Term Loan	L+1.20%		1.67	1/3/19	—	—	—	—	600,000	—	600,000
$1.5 billion unsecured senior line of credit	L+1.10%	(3)	1.27	1/3/19	—	—	—	—	304,000	—	304,000
Unsecured senior notes payable	2.75%		2.79	1/15/20	—	—	—	—	—	400,000	400,000
Unsecured senior notes payable	4.60%		4.61	4/1/22	—	—	—	—	—	550,000	550,000
Unsecured senior notes payable	3.90%		3.94	6/15/23	—	—	—	—	—	500,000	500,000
Unsecured senior notes payable	4.50%		4.51	7/30/29	—	—	—	—	—	300,000	300,000
Unamortized discounts					(326)	(337)	(350)	(362)	(375)	(880)	(2,630)
Unsecured debt average/subtotal			2.94		(326)	374,663	(350)	(362)	903,625	1,749,120	3,026,370
Average/total			3.23%		$61,078	$635,761	$185,135	$3,253	$907,478	$1,885,874	$3,678,579

Balloon payments					$52,532	$631,243	$182,093	$—	$904,000	$1,880,238	$3,650,106
Principal amortization					8,546	4,518	3,042	3,253	3,478	5,636	28,473
Total consolidated debt					$61,078	$635,761	$185,135	$3,253	$907,478	$1,885,874	$3,678,579

Fixed-rate/hedged variable-rate debt					$14,286	$591,418	$3,042	$3,253	$603,478	$1,885,874	$3,101,351
Unhedged variable-rate debt					46,792	44,343	182,093	—	304,000	—	577,228
Total consolidated debt					$61,078	$635,761	$185,135	$3,253	$907,478	$1,885,874	$3,678,579

(1)
Represents the weighted average interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Includes any extension options that we control.

(3)	In addition to the stated rate, the unsecured senior line of credit is subject to an annual facility fee of 0.20%, based on the aggregate commitments outstanding.

7.	Secured and unsecured senior debt (continued)

2.75% and 4.50% Unsecured senior notes payable

In July 2014, we completed an offering of $700 million unsecured senior notes payable at a weighted average interest rate of 3.50%. The offering consisted of $400 million of our 2.75% Unsecured Senior Notes and $300 million of our 4.50% Unsecured Senior Notes.  The 2.75% Unsecured Senior Notes were priced at 99.793% of the principal amount with a yield to maturity of 2.791% and are due on January 15, 2020. The 4.50% Unsecured Senior Notes were priced at 99.912% of the principal amount with a yield to maturity of 4.508% and are due on July 30, 2029.  We used the net proceeds of this offering to reduce variable-rate debt, including the partial prepayment of $125 million of our 2016 Unsecured Senior Bank Term Loan and to reduce the outstanding borrowings on our unsecured senior line by $569 million. In connection with the partial prepayment of $125 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $525 thousand in July 2014.

3.90% Unsecured senior notes payable

In June 2013, we completed a $500 million public offering of our 3.90% Unsecured Senior Notes.  The unsecured senior notes payable were priced at 99.712% of the principal amount with a yield to maturity of 3.94% and are due June 15, 2023.  We used the net proceeds of this offering initially to prepay $150 million of the outstanding principal balance on our 2016 Unsecured Senior Bank Term Loan, to reduce the outstanding borrowings on our unsecured senior line of credit to zero, and initially held the remaining proceeds in cash and cash equivalents. As a result of the $150 million prepayment of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees in June 2013, aggregating $560 thousand.

4.60% Unsecured senior notes payable

In February 2012, we completed a $550 million public offering of our unsecured senior notes payable at a stated interest rate of 4.60%. The unsecured senior notes payable were priced at 99.915% of the principal amount with a yield to maturity of 4.61% and are due April 1, 2022. We used the net proceeds of this offering to prepay the outstanding principal balance of $250 million on our unsecured senior bank term loan and to reduce the outstanding borrowings on our unsecured senior line of credit and recognized a loss on early extinguishment of debt of approximately $2.2 million. Refer to the following page for further discussion.

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

The requirements of the key financial covenants under our 2.75% Unsecured Senior Notes, 3.90% Unsecured Senior Notes, 4.60% Unsecured Senior Notes, and 4.50% Unsecured Senior Notes as of December 31, 2014, were as follows:

Debt Covenant Ratios (1)	Requirement
Total Debt to Total Assets	Less than or equal to 60%
Secured Debt to Total Assets	Less than or equal to 40%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%

(1)
For definitions of the ratios, refer to the indenture filed as Exhibit 4.3 hereto and the related supplemental indentures filed as Exhibits 4.4, 4.7, 4.9, and 4.11 hereto, which are each listed in Item 15 of this report.

In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.

7.	Secured and unsecured senior debt (continued)

Unsecured senior line of credit and unsecured senior bank term loans

We have unsecured senior bank debt aggregating $1.28 billion as of December 31, 2014, under our 2016 Unsecured Senior Bank Term Loan, 2019 Unsecured Senior Bank Term Loan, and amounts outstanding on our $1.5 billion unsecured senior line of credit. The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities.

	Balance as of December 31, 2014		As of December 31, 2014
Facility			Maturity Date (1)	Applicable Rate	Facility Fee
2016 Unsecured Senior Bank Term Loan	$375	million	July 2016	L+1.20%	N/A
2019 Unsecured Senior Bank Term Loan	$600	million	January 2019	L+1.20%	N/A
$1.5 billion unsecured senior line of credit	$304	million	January 2019	L+1.10%	0.20%

(1)	Includes any extension options that we control.

During the year ended December 31, 2013, in conjunction with the refinancing of our unsecured senior bank term loans and the partial repayment of $250.0 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on early extinguishment of debt aggregating $2.0 million, related to the write-off of unamortized loan fees.

During the year ended December 31, 2012, we recognized a loss on early extinguishment of debt of approximately $2.2 million, including $1.6 million related to the write-off of unamortized loan fees upon modification of our unsecured senior line of credit and $0.6 million related to the write-off of unamortized loan fees resulting from the prepayment of $250.0 million of our 2012 unsecured senior bank term loan (“2012 Unsecured Senior Bank Term Loan”).

Borrowings under our unsecured senior line of credit will bear interest at a Eurocurrency Rate or a Base Rate specified in the amended unsecured line of credit agreement, plus, in either case, the Applicable Margin. The Eurocurrency Rate specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, pounds sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar banker’s acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate specified in the amended unsecured line of credit agreement means for any day a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit as of December 31, 2014, was 1.10%, which is based on our existing credit rating as set by certain rating agencies. As of December 31, 2014, we had $304.0 million in borrowings outstanding on our $1.5 billion unsecured senior line of credit. Our unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

The requirements of the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of December 31, 2014, were as follows:

Covenant Ratios (1)	Requirement
Leverage Ratio	Less than or equal to 60.0%
Secured Debt Ratio	Less than or equal to 45.0%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x
Unsecured Leverage Ratio	Less than or equal to 60.0%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x

(1)
For definitions of the ratios, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements filed as Exhibits 10.24, 10.25, 10.26, and 10.27 hereto, which are listed in Item 15 of this report.

7.	Secured and unsecured senior debt (continued)

In addition, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.  Additionally, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements include a restriction that may limit our ability to pay dividends, including distributions with respect to common stock or other equity interests, during any time a default is continuing, except to enable us to continue to qualify as a REIT for federal income tax purposes.  As of December 31, 2014, we were in compliance with all such covenants.

The following table summarizes interest expense for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gross interest	$126,404	$128,567	$131,935
Capitalized interest	(47,105)	(60,615)	(62,751)
Interest expense (1)	$79,299	$67,952	$69,184

(1)    Includes interest expense related to and classified in income from discontinued operations in the accompanying consolidated statements of income.

Repayment of secured note payable

In January 2014, we repaid a $208.7 million secured note payable related to Alexandria Technology Square® that bore interest at a rate of 5.59%. Our joint venture partner funded $20.9 million of the proceeds required to repay the secured note payable. In April 2014, we repaid a $6.4 million secured note payable related to a San Diego property that bore interest at a rate of 4.88%. In August 2014, we repaid a $7.4 million secured note payable related to a San Diego property that bore interest at a rate of 4.00%.

Secured construction loans

The following table summarizes our secured construction loans as of December 31, 2014 (dollars in thousands):

Market	Stated Rate	Maturity Date		Outstanding Balance	Remaining Commitments	Total Aggregate Commitments
San Francisco Bay Area	L+1.50%	7/1/15	(1)	$46,792	$8,208	$55,000
San Francisco Bay Area	L+1.40%	6/1/16	(2)	19,343	16,657	36,000
Greater Boston	L+1.35%	8/23/17	(3)	106,093	144,307	250,400
				$172,228	$169,172	$341,400

(1)	We have two, one-year options to extend the stated maturity date to July 1, 2017, subject to certain conditions.

(2)	We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions.

(3)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

8.	Interest rate swap agreements

We use interest rate swap agreements to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings.  During the years ended December 31, 2014, 2013, and 2012, our interest rate swap agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive loss. Amounts classified in accumulated other comprehensive loss are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $1.1 million in accumulated other comprehensive loss to interest expense as an increase to interest expense. As of December 31, 2014 and 2013, the fair values of our interest rate swap agreements aggregating an asset balance were classified in other assets, and those aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values. Under our interest rate swap agreements, we have no collateral posting requirements.

8.	Interest rate swap agreements (continued)

As of December 31, 2014, the fair value of derivatives in a net liability position was $909 thousand. We have agreements with certain of our derivative counterparties that contain a provision wherein (i) we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness; or (ii) if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on its derivative obligations. If we had breached any of these provisions as of December 31, 2014, we could have been required to settle our obligations under the agreements at their termination value of $916 thousand.

We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of December 31, 2014 (dollars in thousands):

Effective Date	Maturity Date	Number of Contracts	Weighted Average Interest Pay Rate (1)	Fair Value as of 12/31/14	Notional Amount in Effect as of
					12/31/14	12/31/15	12/31/16
December 31, 2013	March 31, 2015	2	0.23%	$(43)	$250,000	$—	$—
March 31, 2014	March 31, 2015	4	0.21%	(22)	200,000	—	—
December 31, 2014	March 31, 2016	3	0.53%	(625)	500,000	500,000	—
March 31, 2016	March 31, 2017	3	1.40%	(219)	—	—	500,000
Total				$(909)	$950,000	$500,000	$500,000

(1)
In addition to the interest pay rate for each swap agreement, interest is also payable at an applicable margin for borrowings outstanding as of December 31, 2014. Borrowings under our unsecured senior bank term loans include an applicable margin of 1.20% and borrowings outstanding under our unsecured senior line of credit include an applicable margin of 1.10%.

9. Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Accounts payable and accrued expenses	$127,828	$98,037
Accrued construction	91,110	78,098
Acquired below market leases	8,810	11,405
Conditional asset retirement obligations	9,108	7,386
Deferred rent liability	36,231	35,134
Interest rate swap liabilities	909	6,191
Prepaid rent and tenant security deposits	193,699	188,241
Other liabilities	21,390	10,850
Total	$489,085	$435,342

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

We sold land parcels during the years ended December 31, 2014, 2013, and 2012, that did not meet the criteria for classification as discontinued operations because these land parcels did not have significant operations prior to disposition.  Accordingly, for the years ended December 31, 2014, 2013, and 2012, we classified approximately $6.4 million, $4.8 million, and $1.9 million, respectively, as gain on sales of real estate – land parcels below income from discontinued operations in the accompanying consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria’s common stockholders in the “control number,” or numerator, for computation of EPS.

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

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2014, 2013, and 2012 (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations	$99,142	$134,525	$94,848
Gain on sales of real estate – land parcels	6,403	4,824	1,864
Net income attributable to noncontrolling interests	(5,204)	(4,032)	(3,402)
Dividends on preferred stock	(25,698)	(25,885)	(27,328)
Preferred stock redemption charge	(1,989)	—	(5,978)
Net income attributable to unvested restricted stock awards	(1,774)	(1,581)	(1,190)
Income from continuing operations attributable to Alexandria’s common stockholders – basic and diluted	70,880	107,851	58,814
Income from discontinued operations	1,233	900	8,816
Net income attributable to Alexandria’s common stockholders – basic and diluted	$72,113	$108,751	$67,630

Weighted average shares of common stock outstanding – basic and diluted	71,170	68,038	62,160

EPS attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.99	$1.59	$0.95
Discontinued operations	0.02	0.01	0.14
EPS – basic and diluted	$1.01	$1.60	$1.09

10.	Earnings per share (continued)

For purposes of calculating diluted EPS, we did not assume conversion of our 8.00% Unsecured Senior Convertible Notes for the years ended December 31, 2013 and 2012, since the impact was antidilutive to EPS attributable to Alexandria’s common stockholders from continuing operations during those periods. We had no 8.00% Unsecured Senior Convertible Notes outstanding during the year ended December 31, 2014.

For purposes of calculating diluted EPS, we did not assume conversion of our Series D Convertible Preferred Stock for the years ended December 31, 2014, 2013, and 2012, since the impact was antidilutive to EPS attributable to Alexandria’s common stockholders from continuing operations during those periods. Refer to “7.00% Series D Convertible Preferred Stock” in Note 13 – “Stockholders’ Equity” for further discussion of the partial redemption of our Series D Convertible Preferred Stock.

11.	Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code. Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its shareholders annually and meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes. We distribute 100% of our taxable income annually. Therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to examination in various jurisdictions for the calendar years 2010 through 2013.

We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority having full knowledge of all the relevant information. As of December 31, 2014, there were no unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, would be recognized in the first period during which the interest or penalty would begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any material tax-related interest expense or penalties for the years ended December 31, 2014, 2013, or 2012.

The following reconciles GAAP net income to taxable income as filed with the IRS for the years ended December 31, 2013 and 2012 (in thousands and unaudited):

	Year ended December 31,
	2013	2012
Net income	$140,249	$105,528
Net income attributable to noncontrolling interests	(4,032)	(3,402)
Book/tax differences:
Rental revenue recognition	16,800	11,607
Depreciation and amortization	12,936	15,501
Share-based compensation	13,754	11,488
Interest income (expense)	356	(8,068)
Sales of property	(14,284)	394
Impairments	—	13,450
Other	10,284	2,268
Taxable income, before dividend deduction	176,063	148,766
Dividend deduction necessary to eliminate taxable income (1)	(176,063)	(148,766)
Estimated income subject to federal income tax	$—	$—

(1)	Total common stock and preferred stock dividend distributions paid were approximately $195.0 million and $154.3 million for the years ended December 31, 2013 and 2012, respectively.

11.	Income taxes (continued)

We distributed all of our REIT taxable income in 2013 and 2012, and as a result, did not incur federal income tax in those years on such income. For the year ended December 31, 2014, we expect our distributions to exceed our REIT taxable income, and as a result, do not expect to incur federal income tax on such income. We expect to finalize our 2014 REIT taxable income in connection with our 2014 federal income tax return, which will be prepared and filed with the IRS in 2015.

The income tax treatment of distributions and dividends declared on our common stock, our Series C Preferred Stock, our Series D Convertible Preferred Stock, and our Series E Preferred Stock for the years ended December 31, 2014, 2013, and 2012, was as follows (unaudited):

	Common Stock			Series C Preferred Stock	Series D Convertible Preferred Stock			Series E Preferred Stock
	Year Ended December 31,
	2014	2013	2012	2012	2014	2013	2012	2014	2013	2012
Ordinary income	91.8%	85.9%	85.0%	89.1%	100.0%	97.2%	89.1%	100.0%	97.2%	89.1%
Return of capital	8.2	11.6	4.6	—	—	—	—	—	—	—
Capital gains	—	2.5	10.4	10.9	—	2.8	10.9	—	2.8	10.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$2.88	$2.61	$2.09	$0.5234375	$1.75	$1.75	$1.75	$1.6125	$1.6125	$1.34375

Our tax return for 2014 is due on or before September 15, 2015, assuming we file for an extension of the due date. The taxability information presented for our dividends paid in 2014 is based upon management’s estimate. Our tax returns for previous tax years have not been examined by the IRS. Consequently, the taxability of distributions and dividends is subject to change.

12.	Commitments and contingencies

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Internal Revenue Code. In addition to employee contributions, we have elected to provide company discretionary profit sharing contributions (subject to statutory limitations), which amounted to approximately $1.8 million, $1.6 million, and $1.4 million, for the years ended December 31, 2014, 2013, and 2012, respectively. Employees who participate in the plan are immediately vested in their contributions and in the contributions made on their behalf by the Company.

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We have not experienced any losses to date on our invested cash.

In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, we spread our interest rate swap agreements among various counterparties. As of December 31, 2014, the largest aggregate notional amount of interest rate swap agreements in effect at any single point in time with an individual counterparty was $250.0 million. If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated.

We are dependent on rental income from relatively few client tenants. The inability of any single client tenant to make its lease payments could adversely affect our operations. As of December 31, 2014, we had 562 leases with a total of 441 client tenants, and 87, or 45%, of our 193 properties were each leased to a single client tenant. As of December 31, 2014, our three largest client tenants accounted for approximately 14.6% of our aggregate ABR, or 6.1%, 4.9%, and 3.6%, respectively.

12.	Commitments and contingencies (continued)

Commitments

As of December 31, 2014, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic building infrastructure improvements under the terms of leases approximated $525.0 million. We expect payments for these obligations to occur over one to two years, subject to capital planning adjustments from time to time. We may have the ability to cease construction of certain projects resulting in the reduction of our commitments. We are also committed to funding approximately $75.0 million for certain investments over the next several years. We are committed to contribute our 51% share of equity into our joint venture with Uber to complete the development of our 1455/1515 Third Street project. The additional funding commitment as of December 31, 2014 for this joint venture was pending completion of the final design of the building. In addition, we have letters of credit and performance obligations of $13.6 million primarily related to our construction management requirements.

We have minimum development requirements under project development agreements with government entities for some of our future value-creation projects. As of December 31, 2014, we had land and land improvements with an aggregate book value of $22.1 million for which we had construction commitment obligations aggregating approximately 300,000 RSF and 100,000 RSF that need to be fulfilled by 2016 and 2017, respectively. The estimated cost to develop these projects is approximately $125 to $175 per square foot. If we do not meet, extend, or eliminate these commitments, we may default under our existing agreements. The government entities, in turn, have certain obligations to us under those project development agreements. We are working with these entities to fulfill or amend certain existing obligations in a mutually beneficial manner.

Rental expense

Our rental expense attributable to continuing operations for the years ended December 31, 2014, 2013, and 2012, was approximately $13.4 million, $11.4 million, and $10.6 million, respectively. These rental expense amounts include certain operating leases for our headquarters and field offices, and ground leases for 28 of our properties and two land development parcels. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2014, were as follows (in thousands):

Year	Office Leases	Ground Leases	Total
2015	$1,501	$9,828	$11,329
2016	1,490	10,436	11,926
2017	1,561	10,506	12,067
2018	1,632	10,595	12,227
2019	2,115	8,978	11,093
Thereafter	—	616,739	616,739
	$8,299	$667,082	$675,381

Our operating lease obligations related to our office leases have remaining terms of approximately five years, exclusive of extension options. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of approximately $10.0 million as of December 31, 2014, our lease obligations have remaining terms generally ranging from 40 to 100 years, including extension options.

13.	Stockholders’ equity

7.00% Series D Convertible Preferred Stock

During the three months ended December 31, 2014, we redeemed 513,500 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $14.4 million, or $27.975 per share. We recognized a preferred stock redemption charge of $2.0 million to net income attributable to Alexandria’s common stockholders during the three months ended December 31, 2014, including the write-off of original issuance costs of approximately $412 thousand related to the Series D Convertible Preferred Stock.

As of December 31, 2014, we had 9.5 million shares of Series D Convertible Preferred Stock outstanding. The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $1.75 per share. Our Series D Convertible Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption provisions. We are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT. Investors in our Series D Convertible Preferred Stock generally have no voting rights. We may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option. Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock. The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock. As of December 31, 2014, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2480 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.81 per share of common stock.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Unrealized Gain on Marketable Securities	Unrealized Loss on Interest Rate Swap Agreements	Unrealized Loss on Foreign Currency Translation	Total
Balance as of December 31, 2013	$1,590	$(3,321)	$(34,473)	$(36,204)

Other comprehensive income (loss) before reclassifications	51,135	(4,459)	(18,075)	28,601
Amounts reclassified from other comprehensive (loss) income	(358)	6,871	(208)	6,305
Amounts attributable to noncontrolling interest	—	—	670	670
Net other comprehensive income (loss)	50,777	2,412	(17,613)	35,576

Balance as of December 31, 2014	$52,367	$(909)	$(52,086)	$(628)

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 14.7 million shares were issued and outstanding as of December 31, 2014.  In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of December 31, 2014.

14.	Share-based compensation

Stock plan

We have a stock option and incentive plan for the purpose of attracting and retaining the highest-quality personnel, providing for additional incentives, and promoting the success of our Company by providing employees the opportunity to acquire common stock pursuant to (i) options to purchase common stock and (ii) share awards. In May 2014, we amended and restated our stock option and incentive plan to increase the number of shares reserved for the granting of awards by 2,800,000 shares and extend the term of the stock plan until May 2024, among other amendments. Each share issued that is subject to a full value award reduces the share reserve by two shares (2:1 ratio); therefore, if we issue only full value awards, the 2,800,000 shares added to the reserve would equate to 1,400,000 awards. As of December 31, 2014, a total of 3,093,382 shares were reserved for the granting of future options and share awards under the stock plan.

A summary of the stock option activity under our stock plan and related information for the years ended December 31, 2014, 2013, and 2012, follows:

	Number of Stock Options	Intrinsic Value of Options Exercised
Outstanding as of December 31, 2011	3,600
Granted	—
Exercised	(3,600)	$94,968
Forfeited	—
Outstanding as of December 31, 2012	—
Granted	—
Outstanding as of December 31, 2013	—
Granted	—
Outstanding as of December 31, 2014	—

In addition, the stock plan permits us to issue share awards to our employees and non-employee directors. A share award is an award of common stock that (i) may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Internal Revenue Code. Shares issued generally vest over a three-year period from the date of issuance, and the sale of the shares is restricted prior to the date of vesting. The unearned portion of these awards is amortized as stock compensation expense on a straight-line basis over the vesting period. Certain restricted share awards are subject to vesting based upon the satisfaction of levels of performance and market conditions. Failure to satisfy the threshold performance conditions will result in the forfeiture of shares. Forfeiture of share awards with time-based or performance-based restrictions results in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions does not result in a reversal of previously recognized share-based compensation expense.

14.	Share-based compensation (continued)

A summary of the share awards activity under our stock plan and related information for the years ended December 31, 2014, 2013, and 2012, follows:

		Number of Share Awards	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2011		550,763	$71.04
Granted		310,240	$72.85
Vested		(297,669)	$68.52
Forfeited		(2,266)	$74.30
Outstanding as of December 31, 2012		561,068	$73.37
Granted		338,915	$63.74
Vested		(323,594)	$71.78
Forfeited		(6,616)	$72.96
Outstanding as of December 31, 2013		569,773	$68.54
Granted		416,954	$72.25
Vested		(286,681)	$72.91
Forfeited		(25,077)	$55.72
Outstanding as of December 31, 2014		674,969	$69.46

	Year Ended December 31,
(In thousands)	2014	2013	2012
Total fair value of share awards vested	$20,903	$23,228	$20,396
Total compensation recognized for awards, net of capitalization	$13,996	$15,552	$14,160
Capitalized stock compensation	$7,583	$8,193	$7,768

The majority of our restricted share awards contain time-based vesting restrictions and the fair value of these awards is calculated based on the market value of the common stock on the grant date. Certain restricted share awards granted in 2014 contain vesting restrictions based upon the satisfaction of levels of performance and market conditions. The fair value of these awards is determined using a Monte Carlo simulation pricing model, using the following assumptions: expected term of 2.5 years (equal to the remaining performance measurement period at the grant date), volatility of 20.0% (approximating a blended average of implied and historical volatilities), dividend yield of 3.4%, and risk free rate of 0.67%. As of December 31, 2014, there was $39.6 million of unrecognized compensation related to non-vested share awards under the stock plan, which is expected to be recognized over the next three years and has a weighted average vesting period of approximately 14 months.

15.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest.  These entities owned four projects as of December 31, 2014, and are included in our consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

The following table represents income from continuing operations and discontinued operations attributable to Alexandria for the years ended December 31, 2014, 2013, and 2012, excluding the amounts attributable to these noncontrolling interests:

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations attributable to Alexandria	$100,341	$135,317	$93,310
Income from discontinued operations	$1,233	$900	$8,816

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

See Note 18 – “Subsequent Events” for our acquisition of the Alexandria Technology Square® noncontrolling interest subsequent to December 31, 2014.

16.	Discontinued Operations/Assets “Held for Sale”

On October 1, 2014, we adopted an ASU on the reporting of discontinued operations that raised the threshold for classification of assets “held for sale” as discontinued operations. This ASU is applied prospectively, and since our adoption of this ASU, no additional properties met the criteria for classification as a discontinued operation in our consolidated financial statements. Prior to the adoption of this ASU, certain properties met the previous criteria for classification as discontinued operations and are included in the summary of income from discontinued operations below. For additional information, refer to the section titled “Recent Accounting Pronouncements” in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our audited consolidated financial statements under Item 15 of this Report.

The following is a summary of net assets “held for sale” as of December 31, 2014 and 2013, including the assets classified as “held for sale” subsequent to our adoption of the new ASU (in thousands):

	As of December 31,
	2014	2013
Properties “held for sale”	$173,706	$7,644
Other assets	10,147	103
Total assets	183,853	7,747

Total liabilities	(6,044)	(266)
Net assets “held for sale” (1)	$177,809	$7,481

(1)
As of December 31, 2014, net assets “held for sale” was comprised of the five properties which were “held for sale”, including the two properties subsequently sold in January 2015, and one property classified as “held for sale” and included in discontinued operations prior to the adoption of the ASU.

16.	Discontinued Operations/Assets “Held for Sale” (continued)

The following is a summary of income from discontinued operations related to each asset classified as discontinued operations prior to the adoption of the new ASU on October 1, 2014, for the years ended December 31, 2014, 2013, and 2012, (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total revenues	$—	$4,657	$36,283
Operating expenses	(605)	(1,981)	(11,313)
Total revenues less operating expenses from discontinued operations	(605)	2,676	24,970
Depreciation expense	—	(1,655)	(6,318)
Gain (loss) on sales of real estate	1,838	(121)	1,564
Impairment of real estate	—	—	(11,400)
Income from discontinued operations (1)	$1,233	$900	$8,816

(1)
Income from discontinued operations includes the results of operations of three properties that were disposed of during the year ended December 31, 2014, and the results of one property which was classified as “held for sale” prior to adoption of the new ASU and included as discontinued operations as of December 31, 2014, as well as the results of operations (prior to disposition) and gain (loss) on sale of real estate attributable to 16 properties sold during the period from January 1, 2012, to December 31, 2014.

The following is a summary of the loss included in our income from continuing operations for the year ended December 31, 2014, from assets classified as “held for sale” subsequent to our adoption of the new ASU (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total revenues	$9,661	$9,975	$9,604
Operating expenses	(3,760)	(3,525)	(3,156)
Total revenues less operating expenses from assets classified as “held for sale”, not qualifying as discontinued operations	5,901	6,450	6,448
Depreciation expense	(7,005)	(7,189)	(7,103)
Impairment of real estate	(26,975)	—	—
Loss from assets classified as "held for sale", not qualifying as discontinued operations (1)	$(28,079)	$(739)	$(655)

(1)
Includes the results of operations of four properties with an aggregate 1,036,585 RSF that were classified as “held for sale” as of December 31, 2014, but do not qualify for classification as discontinued operations. In January 2015, we subsequently sold two of these properties with an aggregate 802,399 RSF. For additional information, refer to the section titled “Basis of Presentation and Summary of Significant Accounting Policies” in Note 2 to our audited consolidated financial statements under Item 15 of this Report. As of December 31, 2013, and 2012, we did not have any assets classified as “held for sale”, not qualifying as discontinued operations.

17.	Quarterly financial data (unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2014 and 2013 (in thousands, except per share amounts):

	Quarter
2014	First	Second	Third	Fourth
Revenues	$176,186	$176,402	$185,615	$188,674
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$32,709	$27,932	$27,626	$(16,154)

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic and diluted (1)	$0.46	$0.39	$0.39	$(0.23)	(2)

	Quarter
2013	First	Second	Third	Fourth
Revenues	$150,083	$153,930	$158,315	$168,823
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$22,442	$25,483	$24,579	$36,247

Earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic and diluted (1)	$0.36	$0.38	$0.35	$0.51

(1)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and due to the increase in the weighted average shares of common stock outstanding.

(2)
Results for the fourth quarter of 2014 include an aggregate net loss of $46.2 million, or $0.65 per share, related to impairments of real estate and a preferred stock redemption charge, partially offset by gains on sales of real estate. See further discussion of impairments of real estate and gains on real estate in Note 3 – “Investments in Real Estate.”

18.	Subsequent events

Acquisition of 640 Memorial Drive

In January 2015, we acquired 640 Memorial Drive in the Cambridge submarket for $176.5 million.  This property is a 225,504 RSF Class A, LEED Gold Certified, office/laboratory building located in Mid-Cambridge, nearby the MIT campus, and is 100% leased to two high-quality life science client tenants pursuant to long-term leases. In connection with the acquisition, we assumed a secured note payable of $82.0 million with an interest rate of 3.93% and a maturity date in 2023.  The property is subject to a long-term ground lease.

Acquisition of Alexandria Technology Square® interest

In January 2015, we executed an agreement to purchase the outstanding 10% noncontrolling interest in our 1.2 million RSF urban innovation campus at Alexandria Technology Square®. The purchase price of the remaining equity interest was $108.3 million and will be paid in two installments of approximately $54.0 million due on April 1, 2015, and April 1, 2016. The purchase will be accounted for as an equity transaction that will reduce our noncontrolling interest in this campus to zero with the excess purchase price over the noncontrolling interest balance recognized as additional paid-in capital.

Sale of 661 University Avenue

In January 2015, we completed the sale of our land and land improvements at 661 University Avenue in Canada for $54.1 million. For additional information, refer to the section titled “Sales of Real Estate Assets and Related Impairment Charges” in Note 3 – “Investments in Real Estate” to our audited consolidated financial statements under Item 15 of this Report.

19.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”) will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2014 and 2013, and the condensed consolidating statements of income, comprehensive income, and cash flows for the years ended December 31, 2014, 2013, and 2012, for the Issuer, the guarantor subsidiary (the LP), the Combined Non-Guarantor Subsidiaries, the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc. on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$7,226,016	$—	$7,226,016
Cash and cash equivalents	52,491	63	33,457	—	86,011
Restricted cash	67	—	26,817	—	26,884
Tenant receivables	—	—	10,548	—	10,548
Deferred rent	—	—	234,124	—	234,124
Deferred leasing and financing costs	35,462	—	166,336	—	201,798
Investments	—	5,235	231,154	—	236,389
Investments in and advances to affiliates	6,874,866	6,295,852	128,943	(13,299,661)	—
Other assets	19,461	—	94,805	—	114,266
Total assets	$6,982,347	$6,301,150	$8,152,200	$(13,299,661)	$8,136,036
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$652,209	$—	$652,209
Unsecured senior notes payable	1,747,370	—	—	—	1,747,370
Unsecured senior line of credit	304,000	—	—	—	304,000
Unsecured senior bank term loans	975,000	—	—	—	975,000
Accounts payable, accrued expenses, and tenant security deposits	69,013	—	420,072	—	489,085
Dividends payable	58,525	—	289	—	58,814
Total liabilities	3,153,908	—	1,072,570	—	4,226,478
Redeemable noncontrolling interests	—	—	14,315	—	14,315
Alexandria’s stockholders’ equity	3,828,439	6,301,150	6,998,511	(13,299,661)	3,828,439
Noncontrolling interests	—	—	66,804	—	66,804
Total equity	3,828,439	6,301,150	7,065,315	(13,299,661)	3,895,243
Total liabilities, noncontrolling interests, and equity	$6,982,347	$6,301,150	$8,152,200	$(13,299,661)	$8,136,036

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$6,776,914	$—	$6,776,914
Cash and cash equivalents	14,790	—	42,906	—	57,696
Restricted cash	55	—	27,654	—	27,709
Tenant receivables	—	—	9,918	—	9,918
Deferred rent	—	—	190,425	—	190,425
Deferred leasing and financing costs	36,901	—	155,757	—	192,658
Investments	—	10,868	129,420	—	140,288
Investments in and advances to affiliates	6,299,551	5,823,058	119,421	(12,242,030)	—
Other assets	20,226	—	113,930	—	134,156
Total assets	$6,371,523	$5,833,926	$7,566,345	$(12,242,030)	$7,529,764
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$708,831	$—	$708,831
Unsecured senior notes payable	1,048,230	—	—	—	1,048,230
Unsecured senior line of credit	204,000	—	—	—	204,000
Unsecured senior bank term loans	1,100,000	—	—	—	1,100,000
Accounts payable, accrued expenses, and tenant security deposits	48,373	—	386,969	—	435,342
Dividends payable	54,131	—	289	—	54,420
Total liabilities	2,454,734	—	1,096,089	—	3,550,823
Redeemable noncontrolling interests	—	—	14,444	—	14,444
Alexandria’s stockholders’ equity	3,916,789	5,833,926	6,408,104	(12,242,030)	3,916,789
Noncontrolling interests	—	—	47,708	—	47,708
Total equity	3,916,789	5,833,926	6,455,812	(12,242,030)	3,964,497
Total liabilities, noncontrolling interests, and equity	$6,371,523	$5,833,926	$7,566,345	$(12,242,030)	$7,529,764

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Year Ended December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$544,153	$—	$544,153
Tenant recoveries	—	—	173,480	—	173,480
Other income (expense)	12,006	(3,277)	14,845	(14,330)	9,244
Total revenues	12,006	(3,277)	732,478	(14,330)	726,877

Expenses:
Rental operations	—	—	219,164	—	219,164
General and administrative	45,793	—	22,067	(14,330)	53,530
Interest	58,159	—	21,140	—	79,299
Depreciation and amortization	5,748	—	218,348	—	224,096
Impairment of real estate	—	—	51,675	—	51,675
Loss on early extinguishment of debt	525	—	—	—	525
Total expenses	110,225	—	532,394	(14,330)	628,289

Equity in earnings of unconsolidated JVs	—	—	554	—	554
Equity in earnings of affiliates	199,800	188,269	3,665	(391,734)	—
Income from continuing operations	101,581	184,992	204,303	(391,734)	99,142
(Loss) income from discontinued operations	(7)	—	1,240	—	1,233
Gain on sales of real estate – land parcels	—	—	6,403	—	6,403
Net income	101,574	184,992	211,946	(391,734)	106,778

Dividends on preferred stock	(25,698)	—	—	—	(25,698)
Preferred stock redemption charge	(1,989)	—	—	—	(1,989)
Net income attributable to noncontrolling interests	—	—	(5,204)	—	(5,204)
Net income attributable to unvested restricted stock awards	(1,774)	—	—	—	(1,774)
Net income attributable to Alexandria’s common stockholders	$72,113	$184,992	$206,742	$(391,734)	$72,113

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Year Ended December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$467,764	$—	$467,764
Tenant recoveries	—	—	150,095	—	150,095
Other income (expense)	10,423	(74)	15,912	(12,969)	13,292
Total revenues	10,423	(74)	633,771	(12,969)	631,151

Expenses:
Rental operations	—	—	189,039	—	189,039
General and administrative	43,528	—	17,961	(12,969)	48,520
Interest	43,284	—	24,668	—	67,952
Depreciation and amortization	5,907	—	183,216	—	189,123
Loss on early extinguishment of debt	1,992	—	—	—	1,992
Total expenses	94,711	—	414,884	(12,969)	496,626

Equity in earnings of affiliates	220,158	205,993	4,067	(430,218)	—
Income from continuing operations	135,870	205,919	222,954	(430,218)	134,525
Income from discontinued operations	347	—	553	—	900
Gain on sales of real estate – land parcels	—	—	4,824	—	4,824
Net income	136,217	205,919	228,331	(430,218)	140,249

Dividends on preferred stock	(25,885)	—	—	—	(25,885)
Net income attributable to noncontrolling interests	—	—	(4,032)	—	(4,032)
Net income attributable to unvested restricted stock awards	(1,581)	—	—	—	(1,581)
Net income attributable to Alexandria’s common stockholders	$108,751	$205,919	$224,299	$(430,218)	$108,751

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Year Ended December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$422,793	$—	$422,793
Tenant recoveries	—	—	133,280	—	133,280
Other income	6,891	1,292	23,294	(13,053)	18,424
Total revenues	6,891	1,292	579,367	(13,053)	574,497

Expenses:
Rental operations	—	—	172,756	—	172,756
General and administrative	44,306	3	16,491	(13,053)	47,747
Interest	46,677	—	22,507	—	69,184
Depreciation and amortization	5,384	—	180,303	—	185,687
Impairment of real estate	—	—	2,050	—	2,050
Loss on early extinguishment of debt	2,225	—	—	—	2,225
Total expenses	98,592	3	394,107	(13,053)	479,649

Equity in earnings of affiliates	194,566	183,139	3,638	(381,343)	—
Income from continuing operations	102,865	184,428	188,898	(381,343)	94,848
(Loss) income from discontinued operations	(739)	—	9,555	—	8,816
Gain on sales of real estate – land parcels	—	—	1,864	—	1,864
Net income	102,126	184,428	200,317	(381,343)	105,528

Dividends on preferred stock	(27,328)	—	—	—	(27,328)
Preferred stock redemption charge	(5,978)	—	—	—	(5,978)
Net income attributable to noncontrolling interests	—	—	(3,402)	—	(3,402)
Net income attributable to unvested restricted stock awards	(1,190)	—	—	—	(1,190)
Net income attributable to Alexandria’s common stockholders	$67,630	$184,428	$196,915	$(381,343)	$67,630

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$101,574	$184,992	$211,946	$(391,734)	$106,778
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the year	—	148	50,987	—	51,135
Reclassification adjustment for losses (gains) included in net income	—	292	(650)	—	(358)
Unrealized gains on marketable securities	—	440	50,337	—	50,777

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap losses arising during the year	(4,459)	—	—	—	(4,459)
Reclassification adjustment for amortization of interest expense included in net income	6,871	—	—	—	6,871
Unrealized gains on interest rate swap agreements	2,412	—	—	—	2,412

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the year	(318)	—	(17,757)	—	(18,075)
Reclassification adjustment for gains included in net income	—	—	(208)	—	(208)
Unrealized losses on foreign currency translation	(318)	—	(17,965)	—	(18,283)

Total other comprehensive income	2,094	440	32,372	—	34,906
Comprehensive income	103,668	185,432	244,318	(391,734)	141,684
Less: comprehensive income attributable to noncontrolling interests	—	—	(4,534)	—	(4,534)
Comprehensive income attributable to Alexandria’s common stockholders	$103,668	$185,432	$239,784	$(391,734)	$137,150

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$136,217	$205,919	$228,331	$(430,218)	$140,249
Other comprehensive income (loss):
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during the year	—	(438)	1,738	—	1,300
Reclassification adjustment for losses (gains) included in net income	—	148	(1,331)	—	(1,183)
Unrealized (losses) gains on marketable securities	—	(290)	407	—	117

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap gains arising during the year	1,918	—	—	—	1,918
Reclassification adjustment for amortization of interest expense included in net income	15,422	—	—	—	15,422
Unrealized gains on interest rate swap agreements	17,340	—	—	—	17,340

Unrealized foreign currency translation losses	—	—	(28,912)	—	(28,912)

Total other comprehensive income (loss)	17,340	(290)	(28,505)	—	(11,455)
Comprehensive income	153,557	205,629	199,826	(430,218)	128,794
Less: comprehensive income attributable to noncontrolling interests	—	—	(3,948)	—	(3,948)
Comprehensive income attributable to Alexandria’s common stockholders	$153,557	$205,629	$195,878	$(430,218)	$124,846

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$102,126	$184,428	$200,317	$(381,343)	$105,528
Other comprehensive income:
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during the year	—	(319)	1,309	—	990
Reclassification adjustment for losses (gains) included in net income	—	155	(3,506)	—	(3,351)
Unrealized losses on marketable securities	—	(164)	(2,197)	—	(2,361)

Unrealized gains on interest rate swaps:
Unrealized interest rate swap losses arising during the year	(9,990)	—	—	—	(9,990)
Reclassification adjustment for amortization of interest expense included in net income	22,309	—	—	—	22,309
Unrealized gains on interest rate swaps	12,319	—	—	—	12,319

Unrealized foreign currency translation losses	—	—	(318)	—	(318)

Total other comprehensive income (loss)	12,319	(164)	(2,515)	—	9,640
Comprehensive income	114,445	184,264	197,802	(381,343)	115,168
Less: comprehensive income attributable to noncontrolling interests	—	—	(3,364)	—	(3,364)
Comprehensive income attributable to Alexandria’s common stockholders	$114,445	$184,264	$194,438	$(381,343)	$111,804

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$101,574	$184,992	$211,946	$(391,734)	$106,778
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,748	—	218,348	—	224,096
Loss on early extinguishment of debt	525	—	—	—	525
Gain on sales of real estate – rental properties	—	—	(1,838)	—	(1,838)
Gain on sales of real estate – land parcels	—	—	(6,403)	—	(6,403)
Impairment of real estate	—	—	51,675	—	51,675
Equity in earnings from unconsolidated joint ventures	—	—	(554)	—	(554)
Distributions of earnings from unconsolidated joint ventures	—	—	549	—	549
Amortization of loan fees and costs	7,355	—	3,554	—	10,909
Amortization of debt premiums/discounts	232	—	(115)	—	117
Amortization of acquired below market leases	—	—	(2,845)	—	(2,845)
Deferred rent	—	—	(44,726)	—	(44,726)
Stock compensation expense	13,996	—	—	—	13,996
Equity in earnings of affiliates	(199,800)	(188,269)	(3,665)	391,734	—
Investment gains	—	—	(11,613)	—	(11,613)
Investment losses	—	3,047	6,240	—	9,287
Changes in operating assets and liabilities:
Restricted cash	(12)	—	4,153	—	4,141
Tenant receivables	—	—	(673)	—	(673)
Deferred leasing costs	17	—	(38,299)	—	(38,282)
Other assets	(7,785)	—	319	—	(7,466)
Accounts payable, accrued expenses, and tenant security deposits	25,877	—	775	—	26,652
Net cash (used in) provided by operating activities	(52,273)	(230)	386,828	—	334,325

Investing Activities
Proceeds from sales of real estate	—	—	81,580	—	81,580
Additions to real estate	(65)	—	(497,708)	—	(497,773)
Purchase of real estate	—	—	(127,887)	—	(127,887)
Deposits for investing activities	—	—	(10,282)	—	(10,282)
Change in restricted cash related to construction projects	—	—	1,665	—	1,665
Investment in unconsolidated joint venture	—	—	(70,758)	—	(70,758)
Investments in subsidiaries	(334,764)	(251,358)	(13,441)	599,563	—
Additions to investments	—	(150)	(60,080)	—	(60,230)
Proceeds from sales of investments	—	1,052	17,921	—	18,973
Proceeds from repayment of notes receivable	—	—	29,883	—	29,883
Net cash used in investing activities	$(334,829)	$(250,456)	$(649,107)	$599,563	$(634,829)

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$126,215	$—	$126,215
Repayments of borrowings from secured notes payable	—	—	(231,051)	—	(231,051)
Proceeds from issuance of unsecured senior notes payable	698,908	—	—	—	698,908
Principal borrowings from unsecured senior line of credit	1,168,000	—	—	—	1,168,000
Repayments of borrowings from unsecured senior line of credit	(1,068,000)	—	—	—	(1,068,000)
Repayment of unsecured senior bank term loan	(125,000)	—	—	—	(125,000)
Redemption of Series D Cumulative Convertible Preferred Stock	(14,414)	—	—	—	(14,414)
Transfer to/from parent company	103	250,749	348,711	(599,563)	—
Change in restricted cash related to financing activities	—	—	(1,409)	—	(1,409)
Loan fees and costs paid	(6,523)	—	(1,576)	—	(8,099)
Dividends paid on common stock	(202,386)	—	—	—	(202,386)
Dividends paid on preferred stock	(25,885)	—	—	—	(25,885)
Distributions to redeemable noncontrolling interests	—	—	(1,191)	—	(1,191)
Contributions by noncontrolling interests	—	—	19,410	—	19,410
Distributions to noncontrolling interests	—	—	(3,786)	—	(3,786)
Net cash provided by financing activities	424,803	250,749	255,323	(599,563)	331,312

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,493)	—	(2,493)

Net increase (decrease) in cash and cash equivalents	37,701	63	(9,449)	—	28,315
Cash and cash equivalents at beginning of period	14,790	—	42,906	—	57,696
Cash and cash equivalents at end of period	$52,491	$63	$33,457	$—	$86,011

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$39,871	$—	$18,095	$—	$57,966

Non-Cash Investing Activities
Note receivable issued in connection with sale of real estate	$—	$—	$2,000	$—	2,000
Change in accrued construction	$—	$—	$29,846	$—	$29,846
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(48,329)	$—	$(48,329)

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$136,217	$205,919	$228,331	$(430,218)	$140,249
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,907	—	184,871	—	190,778
Loss on early extinguishment of debt	1,992	—	—	—	1,992
Gain on sales of real estate – land parcels	—	—	(4,824)	—	(4,824)
Loss on sales of real estate – rental properties	—	—	121	—	121
Amortization of loan fees and costs	6,914	—	3,022	—	9,936
Amortization of debt premiums/discounts	111	—	418	—	529
Amortization of acquired below market leases	—	—	(3,316)	—	(3,316)
Deferred rent	(82)	—	(27,853)	—	(27,935)
Stock compensation expense	15,552	—	—	—	15,552
Equity in earnings of affiliates	(220,158)	(205,993)	(4,067)	430,218	—
Investment gains	—	(3)	(7,047)	—	(7,050)
Investment losses	—	78	1,402	—	1,480
Changes in operating assets and liabilities:
Restricted cash	(2)	—	901	—	899
Tenant receivables	—	—	(1,519)	—	(1,519)
Deferred leasing costs	(37)	—	(54,788)	—	(54,825)
Other assets	(5,606)	—	(692)	—	(6,298)
Intercompany receivables and payables	3,021	—	(3,021)	—	—
Accounts payable, accrued expenses, and tenant security deposits	(13,485)	—	70,443	—	56,958
Net cash (used in) provided by operating activities	(69,656)	1	382,382	—	312,727

Investing Activities
Proceeds from sale of real estate	10,796	—	143,172	—	153,968
Additions to real estate	—	—	(593,389)	—	(593,389)
Purchase of real estate	—	—	(122,069)	—	(122,069)
Change in restricted cash related to construction projects	—	—	7,655	—	7,655
Investment in unconsolidated joint venture	—	—	(17,987)	—	(17,987)
Investments in subsidiaries	(236,218)	(276,022)	(13,445)	525,685	—
Additions to investments	—	—	(36,078)	—	(36,078)
Proceeds from sales of investments	—	1,018	15,507	—	16,525
Net cash used in investing activities	$(225,422)	$(275,004)	$(616,634)	$525,685	$(591,375)

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$28,489	$—	$28,489
Repayments of borrowings from secured notes payable	—	—	(36,219)	—	(36,219)
Proceeds from issuance of senior notes payable	498,561	—	—	—	498,561
Principal borrowings from unsecured senior line of credit	729,000	—	—	—	729,000
Repayments of borrowings from unsecured senior line of credit	(1,091,000)	—	—	—	(1,091,000)
Repayments of unsecured senior bank term loans	(250,000)	—	—	—	(250,000)
Repurchase of unsecured senior convertible notes	(384)	—	—	—	(384)
Transfer to/from parent company	—	273,089	252,596	(525,685)	—
Change in restricted cash related to financing activities	(1)	—	2,547	—	2,546
Loan fees and costs paid	(14,383)	—	(5,545)	—	(19,928)
Proceeds from common stock offerings	534,469	—	—	—	534,469
Dividends paid on common stock	(169,076)	—	—	—	(169,076)
Dividends paid on preferred stock	(25,885)	—	—	—	(25,885)
Distributions to redeemable noncontrolling interests	—	—	(1,191)	—	(1,191)
Distributions to noncontrolling interests	—	—	(1,812)	—	(1,812)
Net cash provided by financing activities	211,301	273,089	238,865	(525,685)	197,570

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,197)	—	(2,197)

Net (decrease) increase in cash and cash equivalents	(83,777)	(1,914)	2,416	—	(83,275)
Cash and cash equivalents at beginning of period	98,567	1,914	40,490	—	140,971
Cash and cash equivalents at end of period	$14,790	$—	$42,906	$—	$57,696

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$37,073	$—	$22,784	$—	$59,857

Non-Cash Investing Activities
Note receivable issued in connection with sale of real estate	$29,820	$—	$9,000	$—	$38,820
Change in accrued construction	$—	$—	$(21,310)	$—	$(21,310)

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$102,126	$184,428	$200,317	$(381,343)	$105,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,490	—	185,515	—	192,005
Loss on early extinguishment of debt	2,225	—	—	—	2,225
Gain on sales of real estate – rental properties	—	—	(1,564)	—	(1,564)
Gain on sales of real estate – land parcels	—	—	(1,864)	—	(1,864)
Impairment of real estate	6,400	—	7,050	—	13,450
Amortization of loan fees and costs	9,204	—	628	—	9,832
Amortization of debt premiums/discounts	114	—	397	—	511
Amortization of acquired above and below market leases	—	—	(3,200)	—	(3,200)
Deferred rent	(224)	—	(28,232)	—	(28,456)
Equity in earnings of affiliates	(194,566)	(183,139)	(3,638)	381,343	—
Stock compensation expense	14,160	—	—	—	14,160
Investment gains	—	(1,510)	(13,508)	—	(15,018)
Investment losses	—	221	2,416	—	2,637
Changes in operating assets and liabilities:
Restricted cash	(12)	—	(249)	—	(261)
Tenant receivables	11	—	(992)	—	(981)
Deferred leasing costs	(305)	—	(44,794)	—	(45,099)
Other assets	1,329	—	(5,398)	—	(4,069)
Intercompany receivables and payables	(826)	—	826	—	—
Accounts payable, accrued expenses, and tenant security deposits	6,172	—	59,525	—	65,697
Net cash (used in) provided by operating activities	(47,702)	—	353,235	—	305,533

Investing Activities
Proceeds from sales of real estate	—	—	36,179	—	36,179
Additions to real estate	(1,313)	—	(547,717)	—	(549,030)
Purchase of real estate	—	—	(42,171)	—	(42,171)
Change in restricted cash related to construction projects	—	—	(9,377)	—	(9,377)
Investment in unconsolidated joint venture	—	—	(6,700)	—	(6,700)
Distributions from unconsolidated joint venture	—	—	22,250	—	22,250
Investments in subsidiaries	(197,665)	(158,022)	(1,179)	356,866	—
Additions to investments	—	(353)	(35,941)	—	(36,294)
Proceeds from sales of investments	—	2,600	24,443	—	27,043
Net cash used in investing activities	$(198,978)	$(155,775)	$(560,213)	$356,866	$(558,100)

19.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2012
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$17,810	$—	$17,810
Repayments of borrowings from secured notes payable	—	—	(26,367)	—	(26,367)
Proceeds from issuance of unsecured senior notes payable	544,650	—	—	—	544,650
Principal borrowings from unsecured senior line of credit	847,147	—	—	—	847,147
Repayments of borrowings from unsecured senior line of credit	(651,147)	—	—	—	(651,147)
Repayments of unsecured senior bank term loan	(250,000)	—	—	—	(250,000)
Repurchase of unsecured senior convertible notes	(84,801)	—	—	—	(84,801)
Redemption of Series C Cumulative Redeemable Preferred Stock	(129,638)	—	—	—	(129,638)
Proceeds from issuance of Series E Cumulative Redeemable Preferred Stock	124,868	—	—	—	124,868
Transfer to/from parent company	—	157,689	199,177	(356,866)	—
Change in restricted cash related to financing activities	—	—	(7,428)	—	(7,428)
Loan fees and costs paid	(10,180)	—	(3,045)	—	(13,225)
Proceeds from common stock offerings	97,890	—	—	—	97,890
Proceeds from exercise of stock options	155	—	—	—	155
Dividends paid on common stock	(126,498)	—	—	—	(126,498)
Dividends paid on preferred stock	(27,819)	—	—	—	(27,819)
Distributions to redeemable noncontrolling interests	—	—	(1,249)	—	(1,249)
Redemption of redeemable noncontrolling interests	12	—	(462)	—	(450)
Contributions by noncontrolling interests	—	—	1,875	—	1,875
Distributions to noncontrolling interests	—	—	(913)	—	(913)
Net cash provided by financing activities	334,639	157,689	179,398	(356,866)	314,860

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	139	—	139

Net increase (decrease) in cash and cash equivalents	87,959	1,914	(27,441)	—	$62,432
Cash and cash equivalents at beginning of period	10,608	—	67,931	—	$78,539
Cash and cash equivalents at end of period	$98,567	$1,914	$40,490	$—	$140,971

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$39,298	$—	$13,263	$—	$52,561

Non-Cash Investing Activities
Note receivable from sale of real estate	$—	$—	$6,125	$—	$6,125
Write-off of fully amortized improvements	$—	$—	$(17,730)	$—	$(17,730)
Change in accrued construction	$(2,000)	$—	$48,087	$—	$46,087

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2014
(In thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
Alexandria Center® at Kendall Square	Greater Boston	$106,093		$280,713	$199,583	$662,031	$280,713	$861,614	$1,142,327	$(44,490)	$1,097,837	2000-2013	2005-2013
Alexandria Technology Square®	Greater Boston	—		—	619,658	186,472	—	806,130	806,130	(141,360)	664,770	2001-2012	2006
480 Arsenal Street	Greater Boston	—		6,413	5,457	46,115	6,413	51,572	57,985	(14,358)	43,627	2003	2001
780/790 Memorial Drive	Greater Boston	—		—	—	45,140	—	45,140	45,140	(17,895)	27,245	2002	2001
500 Arsenal Street	Greater Boston	—		3,360	7,316	29,136	3,360	36,452	39,812	(13,368)	26,444	2001	2000
167 Sidney Street/99 Erie Street	Greater Boston	—		—	12,613	12,273	—	24,886	24,886	(4,064)	20,822	2006/2012	2005/2006
79/96 Thirteenth Street Charlestown Navy Yard	Greater Boston	4,556	(4)	—	6,247	8,661	—	14,908	14,908	(2,785)	12,123	2012	1998
Alexandria Park at 128	Greater Boston	23,301	(4) (5)	10,439	41,596	56,059	10,439	97,655	108,094	(27,003)	81,091	1997-2010	1998-2008
225 Second Avenue	Greater Boston	—		2,925	14,913	17,047	2,925	31,960	34,885	—	34,885	2014	2014
19 Presidential Way	Greater Boston	—		12,833	27,333	66	12,833	27,399	40,232	(6,621)	33,611	1999	2005
100 Beaver Street	Greater Boston	—		1,466	9,046	11,742	1,466	20,788	22,254	(4,169)	18,085	2006	2005
285 Bear Hill Road	Greater Boston	—		422	3,538	5,189	422	8,727	9,149	(340)	8,809	2013	2011
111/130 Forbes Boulevard	Greater Boston	—		3,146	15,725	2,936	3,146	18,661	21,807	(3,940)	17,867	2006	2007/2006
20 Walkup Drive	Greater Boston	—		2,261	7,099	9,029	2,261	16,128	18,389	(1,639)	16,750	2012	2006
306 Belmont Street & 350 Plantation Street	Greater Boston	—		1,806	11,696	1,783	1,806	13,479	15,285	(3,594)	11,691	2003	2004
30 Bearfoot Road	Greater Boston	—		1,220	22,375	44	1,220	22,419	23,639	(5,512)	18,127	2000	2005
Alexandria Center® for Science & Technology	San Francisco Bay Area	—		93,813	210,211	370,840	93,813	581,051	674,864	(53,840)	621,024	2007-2011	2004-2011
Alexandria Technology Center – Gateway	San Francisco Bay Area	98,133	(6)	45,425	121,059	15,378	45,425	136,437	181,862	(35,125)	146,737	2000-2006	2002-2006
249/259/269 East Grand Avenue	San Francisco Bay Area	66,135		19,396	—	151,275	19,396	151,275	170,671	(14,070)	156,601	2008/2012/2014	2004
400/450 East Jamie Court	San Francisco Bay Area	—		—	—	109,622	—	109,622	109,622	(15,612)	94,010	2012	2002
500 Forbes Boulevard	San Francisco Bay Area	—		35,596	69,091	14,441	35,596	83,532	119,128	(16,450)	102,678	2001	2007
7000 Shoreline Court	San Francisco Bay Area	31,234	(6)	7,038	39,704	9,070	7,038	48,774	55,812	(11,684)	44,128	2001	2004
341/343 Oyster Point Boulevard	San Francisco Bay Area	—		7,038	—	31,968	7,038	31,968	39,006	(13,517)	25,489	2009/2013	2000
849/863 Mitten Road & 866 Malcolm Road	San Francisco Bay Area	—		3,211	8,665	15,307	3,211	23,972	27,183	(8,139)	19,044	2012	1998
2425 Garcia Avenue & 2400/2450 Bayshore Parkway	San Francisco Bay Area	830		1,512	21,323	25,150	1,512	46,473	47,985	(16,339)	31,646	2008	1999
3165 Porter Drive	San Francisco Bay Area	20,421	(5)	—	19,154	2,105	—	21,259	21,259	(5,686)	15,573	2002	2003
75/125 Shoreway Road	San Francisco Bay Area	—		6,617	7,091	10,852	6,617	17,943	24,560	(3,069)	21,491	2008	2006
3350 West Bayshore Road	San Francisco Bay Area	—		4,800	6,693	10,940	4,800	17,633	22,433	(3,486)	18,947	1982	2005

Schedule III (continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
2625/2627/2631 Hanover Street	San Francisco Bay Area	$—		$—	$6,628	$10,488	$—	$17,116	$17,116	$(7,440)	$9,676	2000	1999
510 Townsend Street	San Francisco Bay Area	—		52,105	—	6,354	52,105	6,354	58,459	—	58,459	N/A	2014
560 Eccles Avenue	San Francisco Bay Area	—		12,093	—	5,562	12,093	5,562	17,655	(3)	17,652	N/A	2006
Grand Avenue	San Francisco Bay Area	—		37,538	—	7,518	37,538	7,518	45,056	(21)	45,035	N/A	2004/2005/2008
Alexandria Center® for Life Science	New York City	—		—	—	778,293	—	778,293	778,293	(47,615)	730,678	2010-2013	2006
100 Phillips Parkway	New York City	9,353	(4)	1,840	2,298	14,897	1,840	17,195	19,035	(7,917)	11,118	1999	1998
102 Witmer Road	New York City	—		1,625	19,715	5,641	1,625	25,356	26,981	(6,279)	20,702	2002	2006
701 Veterans Circle	New York City	—		1,468	7,885	26	1,468	7,911	9,379	(1,485)	7,894	2007	2007
5100 Campus Drive	New York City	—		256	2,117	469	256	2,586	2,842	(1,254)	1,588	1989	1998
ARE Nautilus	San Diego	—		6,684	27,600	83,309	6,684	110,909	117,593	(24,872)	92,721	2010-2012	1994-1997
ARE Sunrise	San Diego	19,590	(7)	2,954	15,491	41,518	2,954	57,009	59,963	(29,960)	30,003	2000-2009	1994-2000
ARE Spectrum	San Diego	—		27,388	80,957	46,944	27,388	127,901	155,289	(15,905)	139,384	2008	2007
11119 North Torrey Pines Road	San Diego	—		9,994	37,099	32,505	9,994	69,604	79,598	(6,188)	73,410	2012	2007
3545 Cray Court	San Diego	39,387		7,056	53,944	—	7,056	53,944	61,000	(4,864)	56,136	1998	2014
5200 Illumina Way	San Diego	—		38,340	96,606	73,541	38,340	170,147	208,487	(15,176)	193,311	2004-2014	2010
10300 Campus Point Drive	San Diego	—		22,487	90,198	102,464	22,487	192,662	215,149	(12,655)	202,494	2012	2010
ARE Esplanade	San Diego	11,452	(7)	9,682	29,991	45,439	9,682	75,430	85,112	(9,459)	75,653	1989-2013	1998-2011
ARE Towne Centre	San Diego	34,110	(5)	8,539	18,850	40,293	8,539	59,143	67,682	(31,899)	35,783	2000-2010	1999
9880 Campus Point Drive	San Diego	—		3,823	16,165	20,053	3,823	36,218	40,041	(8,915)	31,126	2005	2001
5810/5820/6138/6150 Nancy Ridge Drive	San Diego	11,435	(5)	5,476	28,682	1,811	5,476	30,493	35,969	(7,743)	28,226	2000-2001	2003-2004
ARE Portola	San Diego	—		6,991	25,153	17,734	6,991	42,887	49,878	(4,905)	44,973	2005-2012	2007
10121/10151 Barnes Canyon Road	San Diego	—		4,608	5,100	14,257	4,608	19,357	23,965	(188)	23,777	1988	2013
7330 Carroll Road	San Diego	4,517	(4)	2,650	19,878	1,253	2,650	21,131	23,781	(2,347)	21,434	2007	2010
5871 Oberlin Drive	San Diego	—		1,349	8,016	3,623	1,349	11,639	12,988	(949)	12,039	2004	2010
6146 Nancy Ridge Road	San Diego	—		515	1,566	2,844	515	4,410	4,925	(2,183)	2,742	2001	2000
11025/11035/11045/11055/11065/ 11075 Roselle Street	San Diego	—		4,156	11,571	22,161	4,156	33,732	37,888	(5,828)	32,060	2006/2008/2014	1997/2000/2014
3985/4025/4031/4045 Sorrento Valley Boulevard	San Diego	7,333	(8)	4,323	22,846	3,568	4,323	26,414	30,737	(2,651)	28,086	2007	2010/2014
13112 Evening Creek Drive	San Diego	12,398	(7)	7,393	27,950	150	7,393	28,100	35,493	(5,504)	29,989	2007	2007
1201/1208 Eastlake Avenue East	Seattle	41,830	(7)	5,810	47,149	14,955	5,810	62,104	67,914	(18,941)	48,973	1997	2002
1616 Eastlake Avenue East	Seattle	—		6,940	—	82,526	6,940	82,526	89,466	(17,874)	71,592	2013	2003
1551 Eastlake Avenue East	Seattle	—		8,525	20,064	32,893	8,525	52,957	61,482	(6,055)	55,427	2012	2004
199 East Blaine Street	Seattle	—		6,528	—	71,707	6,528	71,707	78,235	(9,980)	68,255	2010	2004
219 Terry Avenue North	Seattle	—		1,819	2,302	18,943	1,819	21,245	23,064	(1,705)	21,359	2012	2007
1600 Fairview Avenue East	Seattle	—		2,212	6,788	6,009	2,212	12,797	15,009	(2,611)	12,398	2007	2005
3000/3018 Western Avenue	Seattle	—		1,432	7,497	21,590	1,432	29,087	30,519	(7,528)	22,991	2000	1998

Schedule III (continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
410 West Harrison/410 Elliott Avenue West	Seattle	$—		$3,857	$1,989	$10,549	$3,857	$12,538	$16,395	$(2,604)	$13,791	2008/2006	2004
9800 Medical Center Drive	Maryland	76,000		10,052	99,696	96,305	10,052	196,001	206,053	(40,359)	165,694	2010-2013	2004
1330 Piccard Drive	Maryland	—		2,800	11,533	28,928	2,800	40,461	43,261	(12,517)	30,744	2005	1997
1500/1550 East Gude Drive	Maryland	—		1,523	7,731	5,511	1,523	13,242	14,765	(4,919)	9,846	2003/1995	1997
14920/15010 Broschart Road	Maryland	5,804	(9)	4,904	15,846	3,823	4,904	19,669	24,573	(3,152)	21,421	1998/1999	2010/2004
1405 Research Boulevard	Maryland	—		899	21,946	11,515	899	33,461	34,360	(10,165)	24,195	2006	1997
5 Research Place	Maryland	—		1,466	5,708	27,007	1,466	32,715	34,181	(6,427)	27,754	2010	2001
9920 Medical Center Drive	Maryland	—		5,791	8,060	1,071	5,791	9,131	14,922	(2,141)	12,781	2002	2004
5 Research Court	Maryland	—		1,647	13,258	5,199	1,647	18,457	20,104	(13,489)	6,615	2007	2004
12301 Parklawn Drive	Maryland	—		1,476	7,267	561	1,476	7,828	9,304	(1,912)	7,392	2007	2004
Alexandria Technology Center – Gaithersburg I	Maryland	—		10,183	59,641	21,652	10,183	81,293	91,476	(22,561)	68,915	1992-2009	1997-2004
Alexandria Technology Center – Gaithersburg II	Maryland	—		4,531	21,594	31,651	4,531	53,245	57,776	(21,028)	36,748	2000-2003	1997-2000
16020 Industrial Drive	Maryland	—		2,924	19,664	714	2,924	20,378	23,302	(9,349)	13,953	1983	2005
401 Professional Drive	Maryland	—		1,129	6,941	5,745	1,129	12,686	13,815	(4,603)	9,212	2007	1996
950 Wind River Lane	Maryland	—		2,400	10,620	1,050	2,400	11,670	14,070	(1,557)	12,513	2009	2010
620 Professional Drive	Maryland	—		784	4,705	7,216	784	11,921	12,705	(1,320)	11,385	2012	2005
8000/9000/10000 Virginia Manor Road	Maryland	—		—	13,679	5,847	—	19,526	19,526	(7,765)	11,761	2003	1998
14225 Newbrook Drive	Maryland	28,297	(7)	4,800	27,639	6,863	4,800	34,502	39,302	(12,542)	26,760	2006	1997
Alexandria Technology Center – Alston	Research Triangle Park	—		1,430	17,482	27,781	1,430	45,263	46,693	(17,701)	28,992	1985-2009	1998
108/110/112/114 TW Alexander Drive	Research Triangle Park	—		—	376	42,050	—	42,426	42,426	(11,837)	30,589	2000	1999
Alexandria Innovation Center – Research Triangle Park	Research Triangle Park	—		1,065	21,218	24,461	1,065	45,679	46,744	(11,144)	35,600	2005-2008	2000
6 Davis Drive	Research Triangle Park	—		9,920	10,712	7,573	9,920	18,285	28,205	(3,623)	24,582	2012	2012
7 Triangle Drive	Research Triangle Park	—		701	—	31,643	701	31,643	32,344	(2,914)	29,430	2011	2005
407 Davis Drive	Research Triangle Park	—		1,229	17,733	—	1,229	17,733	18,962	(683)	18,279	1998	2013
2525 East NC Highway 54	Research Triangle Park	—		713	12,827	894	713	13,721	14,434	(3,685)	10,749	1995	2004
601 Keystone Park Drive	Research Triangle Park	—		785	11,546	5,017	785	16,563	17,348	(3,140)	14,208	2009	2006
5 Triangle Drive	Research Triangle Park	—		161	3,409	2,857	161	6,266	6,427	(2,074)	4,353	1981	1998
6101 Quadrangle Drive	Research Triangle Park	—		951	3,982	9,462	951	13,444	14,395	(1,221)	13,174	2012	2008
555 Heritage Drive	Research Triangle Park	—		2,919	5,311	11,959	2,919	17,270	20,189	(2,461)	17,728	2010	2006

Schedule III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
661 University Ave (10)	Canada	$—	$—	$—	$63,511	$—	$63,511	$63,511	$(12,016)	$51,495	2008	2007
1781 W. 75th Avenue	Canada	—	2,059	4,244	8,482	2,059	12,726	14,785	(2,235)	12,550	2008	2007
7990 Enterprise Street	Canada	—	2,277	8,864	—	2,277	8,864	11,141	(1,979)	9,162	2003	2005
245/275 Armand Frappier	Canada	—	6,986	23,043	6,477	6,986	29,520	36,506	(5,529)	30,977	2012	2005
525 Cartier Boulevard West	Canada	—	2,926	18,746	—	2,926	18,746	21,672	(4,604)	17,068	2004	2005
China	Asia	—	—	—	85,845	—	85,845	85,845	(3,625)	82,220	Various	2011
India	Asia	—	32,433	—	139,726	32,433	139,726	172,159	(5,746)	166,413	Various	2009-2012
Various	Various	—	64,032	27,141	266,062	64,032	293,203	357,235	(28,564)	328,671	Various	Various

		$652,209	$1,057,802	$2,791,443	$4,497,016	$1,057,802	$7,288,459	$8,346,261	$(1,120,245)	$7,226,016

Schedule III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

(1)	The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).

(2)	The depreciable life for buildings and improvements ranges from 30 to 40 years, 20 for land improvements, and the term of the respective lease for tenant improvement.

(3)	Represents the later of the date of original construction or the date of the latest renovation.

(4)	Loan of $30,377 secured by four properties identified by this reference.

(5)	Loan of $77,316 secured by six properties identified by this reference.

(6)	Loan of $129,367 secured by four properties identified by this reference.

(7)	Loan of $113,567 secured by six properties identified by this reference.

(8)	The balance shown includes an unamortized premium of $242.

(9)	The balance shown includes an unamortized premium of $27.

(10)
Represents land and land improvements in Toronto, Canada that were classified in rental properties. This real estate was leased to a tenant and the tenant was completing the construction of a 780,540 RSF building. In December 2014, we determined that this property met the criteria to be classified as “held for sale”. In January 2015, we completed the sale.

Schedule III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2014
(In thousands)

A summary of activity of consolidated real estate and accumulated depreciation is as follows:

	December 31,
Rental Properties	2014	2013	2012
Balance at beginning of period	$6,442,208	$5,645,771	$5,112,759
Purchase of rental properties	95,400	118,892	42,901
Sale of rental properties	(7,541)	(182,037)	(30,807)
Write-off of fully amortized improvements	—	—	(17,730)
Transfers from current, near-term and future value-creation projects	458,246	859,582	538,648
Balance at end of period	$6,988,313	$6,442,208	$5,645,771

	December 31,
Current, Near-Term and Future Value-Creation Projects	2014	2013	2012
Balance at beginning of period	$1,286,812	$1,653,842	$1,638,216
Acquisitions	69,944	11,422	—
Sales of land	(94,581)	(67,880)	(14,655)
Transfers to rental properties	(458,246)	(859,582)	(538,648)
Change in unconsolidated real estate joint venture	70,762	17,988	(13,686)
Additions to current, near-term and future value-creation projects	483,257	531,022	582,615
Balance at end of period	$1,357,948	$1,286,812	$1,653,842

	December 31,
Accumulated Depreciation	2014	2013	2012
Balance at beginning of period	$952,106	$875,035	$742,535
Depreciation expense on properties	183,432	149,848	157,193
Write-off of fully amortized improvements	—	—	(17,730)
Sale of properties	(15,293)	(72,777)	(6,963)
Balance at end of period	$1,120,245	$952,106	$875,035