Form 10-Q
period 2015-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2015-04-29
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

 As of April 15, 2015, 72,040,192 shares of common stock, par value $.01 per share, were outstanding.

GLOSSARY

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ABR	Annualized Base Rent
AFFO	Adjusted Funds from Operations
bps	Basis Points
CIP	Construction in Progress
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FFO	Funds from Operations
GAAP	U.S. Generally Accepted Accounting Principles
HVAC	Heating, Ventilation, and Air Conditioning
LEED®	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
NAREIT	National Association of Real Estate Investment Trusts
NAV	Net Asset Value
NBV	Net Book Value
NOI	Net Operating Income
NYSE	New York Stock Exchange
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SoMa	South of Market (submarket of the San Francisco Bay Area market)
U.S.	United States
VIE	Variable Interest Entity

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Investments in real estate	$7,388,059	$7,226,016
Cash and cash equivalents	90,641	86,011
Restricted cash	56,704	26,884
Tenant receivables	10,627	10,548
Deferred rent	243,459	234,124
Deferred leasing and financing costs	199,576	201,798
Investments	283,062	236,389
Other assets	133,093	114,266
Total assets	$8,405,221	$8,136,036

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$760,476	$652,209
Unsecured senior notes payable	1,747,450	1,747,370
Unsecured senior line of credit	421,000	304,000
Unsecured senior bank term loans	975,000	975,000
Accounts payable, accrued expenses, and tenant security deposits	645,619	489,085
Dividends payable	58,824	58,814
Total liabilities	4,608,369	4,226,478

Commitments and contingencies

Redeemable noncontrolling interests	14,282	14,315

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series D cumulative convertible preferred stock	237,163	237,163
Series E cumulative redeemable preferred stock	130,000	130,000
Common stock	716	715
Additional paid-in capital	3,383,456	3,461,189
Accumulated other comprehensive income (loss)	29,213	(628)
Alexandria’s stockholders’ equity	3,780,548	3,828,439
Noncontrolling interests	2,022	66,804
Total equity	3,782,570	3,895,243
Total liabilities, noncontrolling interests, and equity	$8,405,221	$8,136,036

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental	$143,608	$130,570
Tenant recoveries	48,394	41,682
Other income	4,751	3,934
Total revenues	196,753	176,186

Expenses:
Rental operations	61,223	52,507
General and administrative	14,387	13,224
Interest	23,236	19,123
Depreciation and amortization	58,920	50,421
Impairment of real estate	14,510	—
Total expenses	172,276	135,275

Equity in earnings of unconsolidated joint ventures	574	—
Income from continuing operations	25,051	40,911
Loss from discontinued operations	(43)	(162)
Net income	25,008	40,749

Dividends on preferred stock	(6,247)	(6,471)
Net income attributable to noncontrolling interests	(492)	(1,195)
Net income attributable to unvested restricted stock awards	(483)	(374)
Net income attributable to Alexandria’s common stockholders	$17,786	$32,709

EPS attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.25	$0.46
Discontinued operations	—	—
EPS – basic and diluted	$0.25	$0.46

Dividends declared per share of common stock	$0.74	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$25,008	$40,749
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	28,435	18,779
Reclassification adjustment for losses included in net income	1,103	—
Unrealized gains on marketable securities, net	29,538	18,779

Unrealized (losses) gains on interest rate swap agreements:
Unrealized interest rate swap (losses) gains arising during the period	(3,013)	5,592
Reclassification adjustment for amortization of losses (gains) to interest expense included in net income	505	(3,490)
Unrealized (losses) gains on interest rate swap agreements, net	(2,508)	2,102

Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	(6,271)	(3,106)
Reclassification adjustment for losses included in net income	9,236	—
Unrealized gains (losses) on foreign currency translation, net	2,965	(3,106)

Total other comprehensive income	29,995	17,775
Comprehensive income	55,003	58,524
Less: comprehensive income attributable to noncontrolling interests	(646)	(1,195)
Comprehensive income attributable to Alexandria’s common stockholders	$54,357	$57,329

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity		Redeemable Noncontrolling Interests
Balance as of December 31, 2014	$237,163	$130,000	71,463,876	$715	$3,461,189	$—	$(628)	$66,804	$3,895,243		$14,315
Net income	—	—	—	—	—	24,516	—	228	24,744		264
Total other comprehensive income	—	—	—	—	—	—	29,841	154	29,995		—
Contributions by noncontrolling interests	—	—	—	—	—	—	—	340	340		—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—		(297)
Issuances pursuant to stock plan	—	—	81,260	1	5,767	—	—	—	5,768		—
Purchase of noncontrolling interest	—	—	—	—	(48,463)	—	—	(65,504)	(113,967)	(1)	—
Dividends declared on common stock	—	—	—	—	—	(53,306)	—	—	(53,306)		—
Dividends declared on preferred stock	—	—	—	—	—	(6,247)	—	—	(6,247)		—
Distributions in excess of earnings	—	—	—	—	(35,037)	35,037	—	—	—		—
Balance as of March 31, 2015	$237,163	$130,000	71,545,136	$716	$3,383,456	$—	$29,213	$2,022	$3,782,570		$14,282

(1) For additional information, refer to Note 11 – “Noncontrolling Interests” to our unaudited consolidated financial statements under Item 1 of this report.

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$25,008	$40,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,920	50,421
Impairment of real estate	14,510	—
Equity in earnings from unconsolidated joint ventures	(574)	—
Distributions of earnings from unconsolidated joint ventures	491	—
Amortization of loan fees	2,834	2,561
Amortization of debt (premiums) discounts	(82)	205
Amortization of acquired below market leases	(933)	(816)
Deferred rent	(9,901)	(11,882)
Stock compensation expense	3,690	3,228
Investment gains	(5,937)	(4,040)
Investment losses	2,225	1,694
Changes in operating assets and liabilities:
Restricted cash	(51)	—
Tenant receivables	(102)	(690)
Deferred leasing costs	(7,131)	(7,572)
Other assets	(3,247)	(17,315)
Accounts payable, accrued expenses, and tenant security deposits	27,121	16,716
Net cash provided by operating activities	106,841	73,259

Investing Activities
Proceeds from sales of real estate	67,616	—
Additions to real estate	(104,632)	(111,587)
Purchase of real estate	(93,938)	(42,338)
Deposits for investing activities	(28,000)	—
Change in restricted cash related to construction projects	—	(140)
Investment in unconsolidated real estate joint ventures	(2,539)	(747)
Additions to investments	(15,118)	(11,905)
Sales of investments	2,345	3,998
Repayment of notes receivable	4,214	—
Net cash used in investing activities	$(170,052)	$(162,719)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2015	2014
Financing Activities
Borrowings from secured notes payable	$29,585	$51,030
Repayments of borrowings from secured notes payable	(7,934)	(210,844)
Principal borrowings from unsecured senior line of credit	167,000	360,000
Repayments of borrowings from unsecured senior line of credit	(50,000)	(58,000)
Change in restricted cash related to financing activities	(1,369)	1,059
Payment of loan fees	(563)	(8)
Dividends on common stock	(53,295)	(48,714)
Dividends on preferred stock	(6,247)	(6,471)
Contributions by noncontrolling interests	340	19,410
Distributions to noncontrolling interests	(9,846)	(988)
Net cash provided by financing activities	67,671	106,474

Effect of foreign exchange rate changes on cash and cash equivalents	170	260

Net increase in cash and cash equivalents	4,630	17,274
Cash and cash equivalents as of the beginning of period	86,011	57,696
Cash and cash equivalents as of the end of period	$90,641	$74,970

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$15,514	$6,093

Non-Cash Investing Activities
Change in accrued construction	$7,249	$(6,028)
Assumption of secured notes payable in connection with purchase of real estate	$(82,000)	$(48,329)

Non-Cash Financing Activities
Payable for purchase of noncontrolling interest	$(113,967)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Background

As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries.

Alexandria Real Estate Equities, Inc. (NYSE:ARE), is a self-administered and self-managed investment-grade REIT, and is the largest and leading REIT focused on unique collaborative campuses in urban innovation clusters located in key coastal science and technology gateway cities, with a total market capitalization of $11.3 billion as of March 31, 2015, and an asset base of 30.7 million square feet, including 18.5 million RSF of operating and current value-creation projects, as well as an additional 2.2 million square feet of near-term value-creation development projects and 10.0 million square feet of future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a dominant market presence in AAA locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse client tenant base, with approximately 52% of its total annualized base rent (“ABR”) (as of March 31, 2015) generated from investment-grade client tenants. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide its innovative client tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria, please visit our website at www.are.com.

Our asset base consisted of the following, as of March 31, 2015:

Square Feet
Operating properties	16,620,690
Development properties (includes unconsolidated joint ventures)	1,763,531
Redevelopment properties	143,777
Total operating and current value-creation projects	18,527,998

Near-term value-creation projects (CIP)	2,164,780
Future value-creation projects	9,961,508
12,126,288

Total	30,654,286

•	Investment-grade client tenants represented approximately 52% of our total annualized base rent;

•
Approximately 94% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other indexes;

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

2.	Basis of presentation and summary of significant accounting policies

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC.  In our opinion, the interim consolidated financial statements presented herein reflect all adjustments that are necessary to fairly present the interim consolidated financial statements.  The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, we had two joint ventures that did not meet the requirements for consolidation and were accounted for under the equity method of accounting. Refer to Note 3 – “Investments in Real Estate,” appearing elsewhere in this quarterly report on Form 10-Q, for further information on our unconsolidated joint ventures.

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

We are required to capitalize project costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the acquisition, development, redevelopment, predevelopment, or construction of a project.  Capitalization of development, redevelopment, predevelopment, and construction costs is required while activities are ongoing to prepare an asset for its intended use.  Fluctuations in our development, redevelopment, predevelopment, and construction activities could result in significant changes to total expenses and net income.  Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred.  Should development, redevelopment, predevelopment, or construction activity cease, interest, property taxes, insurance, and certain other costs would no longer be eligible for capitalization and would be expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation of assets ceases upon designation of a property as “held for sale.” Prior to our adoption of the new discontinued operations standard on October 1, 2014, the operations of properties “held for sale” were classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented were reclassified from continuing operations to discontinued operations.

Subsequent to the adoption of the new standard, if the disposal of the property represents a strategic shift that has (or will have) a major effect on our operations or financial results, such as (i) a major line of business, (ii) a major geographical area, (iii) a major equity method investment, or (iv) other major parts of an entity, then the operations of the property “held for sale,” including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and therefore will typically not meet the criteria for classification as discontinued operations.

2.	Basis of presentation and summary of significant accounting policies (continued)

Impairment of long-lived assets

Long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the amount of a long-lived asset may not be recoverable.  The amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, CIP, and land held for development, are assessed by project and include significant fluctuations in estimated rental revenues less rental operating expenses, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.  If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used.  We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

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

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities primarily involved in the science industry.  All of our investments in actively traded public companies are considered “available for sale” and are reflected in the accompanying consolidated balance sheets at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities are accounted for under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of March 31, 2015, and December 31, 2014, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

2.	Basis of presentation and summary of significant accounting policies (continued)

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We may maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent.  As of March 31, 2015, and December 31, 2014, we had no allowance for uncollectible tenant receivables and deferred rent.

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

Interest and other income

Interest and other income was $485 thousand and $862 thousand during the three months ended March 31, 2015 and 2014, respectively. Interest income is included in other income in the accompanying consolidated statements of income.

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its shareholders annually and meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the calendar years 2010 through 2013.

Recent accounting pronouncements

In February 2015, the FASB issued an Accounting Standards Update that requires reporting entities to evaluate whether they should consolidate certain legal entities. The Accounting Standards Update modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. This Accounting Standards Update affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The Accounting Standards Update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the Accounting Standards Update using: (i) a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (ii) by applying the amendments retrospectively. We are currently assessing the potential impact that the adoption of the Accounting Standards Update will have on our consolidated financial statements.

In April 2015, the FASB issued an Accounting Standards Update that requires reporting entities to present debt issuance costs as a direct deduction from the face amount of that note payable presented in the balance sheet. The Accounting Standards Update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity is required to apply the amendments in the Accounting Standards Update retrospectively to all prior periods. We are currently assessing the potential impact that the adoption of the Accounting Standards Update will have on our consolidated financial statements.

3.	Investments in real estate

Our investments in real estate consisted of the following as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Land (related to rental properties)	$679,070	$624,681
Buildings and building improvements	6,609,158	6,171,504
Other improvements	221,535	192,128
Rental properties	7,509,763	6,988,313

Current value-creation projects (CIP):
Current development in North America	361,182	500,894
Current redevelopment in North America	52,927	42,482
Current development in Asia	—	14,065
	414,109	557,441

Rental properties and current value-creation projects	7,923,872	7,545,754

Near-term value-creation projects in North America (CIP):
Alexandria Center® at Kendall Square – Binney Street (1)	130,475	321,907
Other projects	97,169	107,471
	227,644	429,378

Future value-creation projects:
North America	190,407	175,175
Asia	79,938	78,548
	270,345	253,723

Near-term and future value-creation projects	497,989	683,101

Current, near-term, and future value-creation projects	912,098	1,240,542

Gross investments in real estate	8,421,861	8,228,855
Equity method of accounting – unconsolidated joint ventures	120,028	117,406
Gross investments in real estate – including unconsolidated joint ventures	8,541,889	8,346,261
Less: accumulated depreciation	(1,153,830)	(1,120,245)
Investments in real estate	$7,388,059	$7,226,016

(1)	Includes amounts related to 100 Binney Street as of March 31, 2015, and 50, 60, and 100 Binney Street as of December 31, 2014.

Acquisitions

During the three months ended March 31, 2015, we acquired 640 Memorial Drive located in our Cambridge submarket, for $176.5 million. This property is a 225,504 RSF Class A, LEED® Gold certified, office/laboratory building located in mid-Cambridge, near the Massachusetts Institute of Technology campus, and is 100% leased to two high-quality life science client tenants pursuant to long-term leases. In connection with the acquisition, we assumed a secured note payable of $82.0 million with a contractual interest rate of 3.93% and a maturity date in 2023. The property is also subject to a long-term ground lease.

3.	Investments in real estate (continued)

Sales of real estate assets and related impairment charges

During the three months ended March 31, 2015, we completed the sale of our land and land improvements at 661 University Avenue in Toronto, Canada, for $54.1 million. Also, during the three months ended March 31, 2015, we sold a 21,859 RSF rental property located in Pennsylvania for $1.9 million. The sales price less cost to sell for each of the dispositions approximated their carrying value at December 31, 2014, and resulted in no gain or loss on sale.

During the three months ended December 31, 2014, we completed the development of the core and shell for a 175,000 RSF building in Hyderabad, India. Also during this time, we evaluated an offer from an Indian multispecialty healthcare provider to acquire the building in its current condition, subject to a successful permitting to allow for hospital or patient-care use. This entity intended to operate the asset as a hospital or a patient-care facility, requiring additional government permits to complete the building construction, which significantly limited the likelihood that this entity would acquire the building. We intended to complete the development and lease the building if we failed to reach reasonable sale terms with this entity. As a result, we completed a probability-weighted cash flow analysis for this building, inclusive of the estimated costs to complete, and determined that the estimated undiscounted cash flows exceeded the carrying amount of the building as of December 31, 2014.

In March 2015, we determined that the building in Hyderabad, India met the criteria for classification as “held for sale” including, among others, the following: (i) management committed to sell the real estate and executed a purchase and sale agreement on March 23, 2015, and (ii) management determined that the sale was probable within one year. Upon classification as “held for sale,” we recognized an impairment charge of $14.5 million to lower the carrying costs of the real estate to its estimated fair value less cost to sell, including an estimated $4.2 million foreign exchange loss. On March 26, 2015, we completed the sale of the building to the Indian multi-specialty healthcare provider for $12.4 million.

As a result of our sales in Canada and India discussed above, we realized an aggregate $9.2 million of losses related to foreign currency translation that were previously classified in accumulated other comprehensive income (loss) on our accompanying consolidated balance sheets.

On a quarterly basis, we review current activities and changes in the business conditions of all of our properties prior to and subsequent to the end of each quarter to determine the existence of any triggering events requiring an impairment analysis. If triggering events are identified, we review an estimate of the future undiscounted cash flows for the properties, including a probability-weighted approach if multiple outcomes are under consideration.

Current value-creation development and redevelopment projects

As of March 31, 2015, we had seven ground-up development projects in process in North America aggregating 1.8 million RSF, including two unconsolidated joint venture development projects. We also had two projects undergoing redevelopment in North America aggregating 143,777 RSF.

Investments in unconsolidated joint ventures

Refer to our consolidation policy described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies.”

360 Longwood Avenue

We are currently developing a building aggregating 413,536 RSF in the Longwood Medical Area of the Greater Boston market through an unconsolidated joint venture. The cost at completion for this unconsolidated joint venture real estate project is approximately $350.0 million. As of March 31, 2015, the project was 38% occupied, primarily by Dana-Farber Cancer Institute, Inc. We currently have an additional 103,752 RSF, or 25% of the property, under lease negotiation and expect to reach stabilized occupancy at this property by 2016. The joint venture has a secured construction loan with commitments aggregating $213.2 million, with $166.5 million outstanding as of March 31, 2015. The remaining cost to complete the development is expected to be funded primarily from the remaining commitments of $46.7 million under the secured construction loan. The secured construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%. The maturity date of of the loan is April 1, 2017, with two one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

3.	Investments in real estate (continued)

We have a 27.5% interest in this unconsolidated joint venture that we account for under the equity method of accounting. Our investment under the equity method of accounting was $49.2 million as of March 31, 2015, and is classified in investments in real estate in our accompanying consolidated balance sheets.

1455/1515 Third Street

In September 2014, Alexandria and Uber Technologies, Inc. (“Uber”) entered into a joint venture agreement and acquired two land parcels supporting the development of two buildings aggregating 422,980 RSF at 1455/1515 Third Street in the Mission Bay submarket of the San Francisco Bay Area market for a total purchase price of $125.0 million. We have a 51% interest and Uber has a 49% interest in this unconsolidated joint venture. The purchase price was funded by contributions into the joint venture by Uber and us. We account for our investment in this joint venture under the equity method of accounting. Our investment under the equity method of accounting was $70.8 million as of March 31, 2015, and is classified in investments in real estate in our accompanying consolidated balance sheets. The project is expected to be funded by equity contributions from Uber and us. We may also fund a portion of the project with proceeds from a secured construction loan. The project is 100% leased to Uber for a 15-year term, commencing upon completion of development.

Near-term value-creation projects in North America (CIP)

Land undergoing predevelopment activities is classified as CIP and is undergoing activities prior to commencement of construction of aboveground building improvements.  We generally will not commence ground-up development of any parcels without first securing pre-leasing for such space, except when there is solid market demand.  If aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as future value-creation projects.  Our objective with predevelopment is to reduce the time it takes to deliver projects to prospective client tenants.  Additionally, during predevelopment, we focus on the design of cost-effective buildings with generic and reusable infrastructure to accommodate single tenancy and multi-tenancy. As of March 31, 2015, we had $227.6 million of land undergoing predevelopment activities in North America aggregating 2.2 million square feet.

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

Future value-creation projects

Future value-creation projects represent land that we plan to develop in the future, but for which, as of each period presented, no construction or predevelopment activities were ongoing. As a result, interest, property taxes, insurance, and other costs are expensed as incurred. As of March 31, 2015, we had $270.3 million of land held for future development supporting an aggregate of 10.0 million square feet of ground-up development.

4.	Investments

We hold investments in certain publicly traded companies and privately held entities involved primarily in the science industry.  Our investments in privately held entities are primarily accounted for under the cost method. Our investments in publicly traded companies are principally marketable equity securities which are accounted for as “available for sale” securities that are carried at their fair values.  Investments in “available for sale” securities with gross unrealized losses as of March 31, 2015, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary and accordingly there are no other-than-temporary impairments in accumulated other comprehensive income related to “available for sale” securities as of March 31, 2015, or December 31, 2014.

The following table summarizes our investments as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
“Available-for-sale” marketable equity securities, cost basis	$33,851	$21,898
Unrealized gains	83,513	53,625
Unrealized losses	(1,608)	(1,258)
“Available-for-sale” marketable equity securities, at fair value	115,756	74,265
Investments accounted for under cost method	167,306	162,124
Total investments	$283,062	$236,389

The following table outlines our investment income, which is classified in other income in the accompanying consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2015	2014
Investment gains	$5,937	$4,040
Investment losses	(2,225)	(1,694)
Investment income	$3,712	$2,346

5.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity.  In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2015 and 2014.

5.	Fair value measurements (continued)

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2015, and December 31, 2014 (in thousands):

		March 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale” securities	$115,756	$115,756	$—	$—
Liabilities:
Interest rate swap agreements	$3,417	$—	$3,417	$—

		December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale” securities	$74,265	$74,265	$—	$—
Liabilities:
Interest rate swap agreements	$909	$—	$909	$—

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  Our “available-for-sale” marketable equity securities and our interest rate swap agreements, respectively, have been recognized at fair value.  Refer to Note 7 – “Interest Rate Swap Agreements,” for further details on our interest rate swap agreements. The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely-accepted valuation techniques, including discounted cash flow analyses of “significant other observable inputs” such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of March 31, 2015, and December 31, 2014, the book and estimated fair values of our marketable equity securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Book Value	Fair Value	Book Value	Fair Value
Assets:
“Available-for-sale” marketable equity securities	$115,756	$115,756	$74,265	$74,265

Liabilities:
Interest rate swap agreements	$3,417	$3,417	$909	$909
Secured notes payable	$760,476	$794,432	$652,209	$693,338
Unsecured senior notes payable	$1,747,450	$1,823,090	$1,747,370	$1,793,255
Unsecured senior line of credit	$421,000	$421,279	$304,000	$304,369
Unsecured senior bank term loans	$975,000	$977,194	$975,000	$976,010

Fair value measurements for other than on a non-recurring basis

Refer to discussion at Note 3 – “Investments in Real Estate” and Note 11 – “Noncontrolling Interests.”

6.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of March 31, 2015 (dollars in thousands):

	Fixed-Rate/Hedged Variable Rate	Unhedged Variable Rate	Total Consolidated	Percentage of Total Debt	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (in years)
Secured notes payable	$482,663	$277,813	$760,476	19.5%	4.30%	3.1
Unsecured senior notes payable	1,747,450	—	1,747,450	44.7	3.98	8.1
$1.5 billion unsecured senior line of credit	—	421,000	421,000	10.8	1.22	3.8
2016 Unsecured Senior Bank Term Loan	350,000	25,000	375,000	9.6	1.60	1.3
2019 Unsecured Senior Bank Term Loan	600,000	—	600,000	15.4	1.71	3.8
Total/weighted average	$3,180,113	$723,813	$3,903,926	100.0%	3.17%	5.3
Percentage of total debt	81%	19%	100%

(1)
Represents the weighted average interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

6.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal maturities as of
March 31, 2015 (dollars in thousands):

	Stated Rate		Weighted Average Interest Rate(1)	Maturity Date(2)		Principal Payments Remaining for the Period Ending December 31,
Debt						2015	2016	2017	2018	2019	Thereafter	Total
Secured notes payable
San Francisco Bay Area	L+1.50%		1.68%	7/1/15	(3)	$46,983	$—	$—	$—	$—	$—	$46,983
Greater Boston, San Francisco Bay Area, and San Diego	5.73		5.73	1/1/16		1,356	75,501	—	—	—	—	76,857
Greater Boston, San Diego, and New York City	5.82		5.82	4/1/16		741	29,389	—	—	—	—	30,130
San Diego	5.74		3.00	4/15/16		132	6,916	—	—	—	—	7,048
San Francisco Bay Area	L+1.40		1.58	6/1/16		—	20,550	—	—	—	—	20,550
San Francisco Bay Area	6.35		6.35	8/1/16		1,976	126,715	—	—	—	—	128,691
Maryland	2.17		2.17	1/20/17		—	—	76,000	—	—	—	76,000
Greater Boston	L+1.35		1.53	8/23/17		—	—	134,280	—	—	—	134,280
San Diego, Maryland, and Seattle	7.75		7.75	4/1/20		1,189	1,696	1,832	1,979	2,138	104,352	113,186
San Diego	4.66		4.66	1/1/23		1,053	1,464	1,540	1,614	1,692	31,674	39,037
Greater Boston	3.93		3.10	3/10/23		—	—	—	1,091	1,505	79,404	82,000
San Francisco Bay Area	6.50		6.50	6/1/37		18	19	20	22	23	728	830
Unamortized premiums						547	610	573	588	595	1,971	4,884
Secured notes payable weighted average/subtotal	4.42%		4.30			53,995	262,860	214,245	5,294	5,953	218,129	760,476

2016 Unsecured Senior Bank Term Loan	L+1.20%		1.60	7/31/16	(4)	—	375,000	—	—	—	—	375,000
2019 Unsecured Senior Bank Term Loan	L+1.20%		1.71	1/3/19		—	—	—	—	600,000	—	600,000
$1.5 billion unsecured senior line of credit	L+1.10%	(5)	1.22	1/3/19		—	—	—	—	421,000	—	421,000
Unsecured senior notes payable	2.75%		2.79	1/15/20		—	—	—	—	—	400,000	400,000
Unsecured senior notes payable	4.60%		4.61	4/1/22		—	—	—	—	—	550,000	550,000
Unsecured senior notes payable	3.90%		3.94	6/15/23		—	—	—	—	—	500,000	500,000
Unsecured senior notes payable	4.50%		4.51	7/30/29		—	—	—	—	—	300,000	300,000
Unamortized discounts						(246)	(337)	(350)	(362)	(375)	(880)	(2,550)
Unsecured debt weighted average/subtotal			2.93			(246)	374,663	(350)	(362)	1,020,625	1,749,120	3,143,450
Weighted average/total			3.17%			$53,749	$637,523	$213,895	$4,932	$1,026,578	$1,967,249	$3,903,926

Balloon payments						$46,983	$632,449	$210,280	$—	$1,021,000	$1,954,466	$3,865,178
Principal amortization						6,766	5,074	3,615	4,932	5,578	12,783	38,748
Total consolidated debt						$53,749	$637,523	$213,895	$4,932	$1,026,578	$1,967,249	$3,903,926

Fixed-rate/hedged variable-rate debt						$6,766	$591,973	$3,615	$4,932	$605,578	$1,967,249	$3,180,113
Unhedged variable-rate debt						46,983	45,550	210,280	—	421,000	—	723,813
Total consolidated debt						$53,749	$637,523	$213,895	$4,932	$1,026,578	$1,967,249	$3,903,926

(1)
Represents the weighted average interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Includes any extension options that we control.

(3)
We have two, one-year options to extend the stated maturity date to July 1, 2017, subject to certain conditions. We expect to exercise our option to extend the maturity date from July 1, 2015, to July 1, 2016.

(4)	We expect to partially repay a portion of this loan and extend the maturity date to 2021.

(5)
Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate of L+1.10%. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20%, based on the aggregate commitments outstanding.

6.	Secured and unsecured senior debt (continued)

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross interest	$34,207	$31,136
Capitalized interest	(10,971)	(12,013)
Interest expense	$23,236	$19,123

Repayment of secured note payable

During the three months ended March 31, 2015, we repaid a $5.8 million secured note payable related to a Maryland property that bore interest at a rate of 4.50%.

Secured construction loans

The following table summarizes our secured construction loans as of March 31, 2015 (dollars in thousands):

Market	Stated Rate	Maturity Date		Outstanding Balance	Remaining Commitments	Total Commitments
San Francisco Bay Area	L+1.50%	7/1/15	(1)	$46,983	$8,017	$55,000
San Francisco Bay Area	L+1.40%	6/1/16	(2)	20,550	15,450	36,000
Greater Boston	L+1.35%	8/23/17	(3)	134,280	116,120	250,400
				$201,813	$139,587	$341,400

(1)
We have two, one-year options to extend the stated maturity date to July 1, 2017, subject to certain conditions. We are in the process of exercising the first of two options to extend the maturity date from July 1, 2015 to July 1, 2016.

(2)	We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions.

(3)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

7.	Interest rate swap agreements

We use interest rate swap agreements to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings.  During the three months ended March 31, 2015 and 2014, our interest rate swap agreements were 100% effective; because of this, no hedge ineffectiveness was recognized in earnings.  Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive loss. Amounts classified in accumulated other comprehensive loss are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $1.3 million in accumulated other comprehensive loss to earnings as an increase to interest expense. As of March 31, 2015, and December 31, 2014, the fair values of our interest rate swap agreements aggregating a liability balance of $3.4 million and $909 thousand, respectively, were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Under our interest rate swap agreements, we have no collateral posting requirements.

The Company has agreements with certain of its derivative counterparties that contain a provision wherein (i) the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness; or (ii) if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company had breached any of these provisions as of March 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of $3.4 million.

We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of March 31, 2015 (dollars in thousands):

		Number of Contracts	Weighted Average Interest Pay Rate (1)	Fair Value as of 3/31/15	Notional Amount in Effect as of
Effective Date	Maturity Date				3/31/15	12/31/15	12/31/16
December 31, 2014	March 31, 2016	3	0.53%	$(926)	$500,000	$500,000	$—
March 31, 2015	March 31, 2016	7	0.42%	(362)	450,000	450,000	—
March 31, 2016	March 31, 2017	5	1.35%	(2,129)	—	—	600,000
Total				$(3,417)	$950,000	$950,000	$600,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin for borrowings outstanding as of March 31, 2015. Borrowings under our unsecured senior bank term loans include an applicable margin of 1.20% and borrowings outstanding under our unsecured senior line of credit include an applicable margin of 1.10%.

During April 2015, we executed additional interest rate swap agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

		Number of Contracts	Weighted Average Interest Pay Rate (1)	Fair Value as of 3/31/15	Notional Amount in Effect as of
Effective Date	Maturity Date				3/31/15	12/31/15	12/31/16
March 31, 2016	March 31, 2017	4	0.93%	N/A	$—	$—	$200,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin for borrowings outstanding as of March 31, 2015. Borrowings under our unsecured senior bank term loans include an applicable margin of 1.20% and borrowings outstanding under our unsecured senior line of credit include an applicable margin of 1.10%.

8. Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31,	December 31
	2015	2014
Accounts payable and accrued expenses	$156,269	$127,828
Accrued construction	85,769	91,110
Acquired below market leases	29,198	8,810
Conditional asset retirement obligations	8,984	9,108
Deferred rent liabilities	26,722	36,231
Interest rate swap liabilities	3,417	909
Prepaid rent and tenant security deposits	204,688	193,699
Other liabilities (1)	130,572	21,390
Total	$645,619	$489,085

(1)
Our March 31, 2015, balance includes a noncontrolling interest purchase liability related to the $108.3 million acquisition of the outstanding 10% noncontrolling interest in our 1.2 million RSF, flagship campus at Alexandria Technology Square®. For additional information, refer to Note 11 – “Noncontrolling Interests” to our unaudited consolidated financial statements under Item 1 of this report.

9.	Earnings per share

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

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method.  Our 7% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) is not a participating security, and is not included in the computation of EPS using the two-class method.  Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted EPS is computed using the weighted average shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We had no dilutive securities outstanding during the three months ended March 31, 2015 and 2014.

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Income from continuing operations	$25,051	$40,911
Dividends on preferred stock	(6,247)	(6,471)
Net income attributable to noncontrolling interests	(492)	(1,195)
Net income attributable to unvested restricted stock awards	(483)	(374)
Income from continuing operations attributable to Alexandria’s common stockholders – basic and diluted	17,829	32,871
Loss from discontinued operations	(43)	(162)
Net income attributable to Alexandria’s common stockholders – basic and diluted	$17,786	$32,709

Weighted average shares of common stock outstanding – basic and diluted	71,366	71,073

EPS attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.25	$0.46
Discontinued operations	—	—
EPS – basic and diluted	$0.25	$0.46

10.	Stockholders’ equity

Dividends

In March 2015, we declared cash dividends on our common stock for the first quarter of 2015, aggregating $53.3 million, or $0.74 per share.  Also in March 2015, we also declared cash dividends on our Series D Convertible Preferred Stock for the first quarter of 2015, aggregating approximately $4.2 million, or $0.4375 per share.  Additionally, we declared cash dividends on our Series E cumulative redeemable preferred stock (“Series E Preferred Stock”) for the first quarter of 2015, aggregating approximately $2.1 million, or $0.403125 per share.  In April 2015, we paid the cash dividends on our common stock, Series D Preferred Stock, and Series E Preferred Stock for the first quarter of 2015.

Accumulated other comprehensive loss

Accumulated other comprehensive loss attributable to Alexandria, consists of the following (in thousands):

	Unrealized Gain on Marketable Securities	Unrealized Loss on Interest Rate Swap Agreements	Unrealized Loss on Foreign Currency Translation	Total
Balance as of December 31, 2014	$52,367	$(909)	$(52,086)	$(628)

Other comprehensive income (loss) before reclassifications	28,435	(3,013)	(6,271)	19,151
Amounts reclassified from other comprehensive income (loss)	1,103	505	9,236	10,844
Amounts attributable to noncontrolling interest	—	—	(154)	(154)
Net other comprehensive income (loss)	29,538	(2,508)	2,811	29,841

Balance as of March 31, 2015	$81,905	$(3,417)	$(49,275)	$29,213

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 14.7 million shares were issued and outstanding as of March 31, 2015.  In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of March 31, 2015.

11.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest.  These entities owned four projects as of March 31, 2015, and are included in our consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

The following table represents income from continuing operations and discontinued operations attributable to Alexandria Real Estate Equities, Inc., for the three months ended March 31, 2015 and 2014, excluding the amounts attributable to these noncontrolling interests:

	Three Months Ended March 31,
	2015	2014
Income from continuing operations attributable to Alexandria	$24,559	$39,716
Loss from discontinued operations	$(43)	$(162)

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

During the three months ended March 31, 2015, we executed an agreement to purchase the outstanding 10% noncontrolling interest in our 1.2 million RSF, flagship campus at Alexandria Technology Square® for $108.3 million. The first installment of $54.3 million was paid on April 1, 2015, and the second installment of $54.0 million is due on April 1, 2016.

Upon execution of the purchase agreement, we recognized a liability representing the fair value of the aggregate consideration, primarily consisting of the purchase price in the accounts payable, accrued expenses, and tenant security deposits line of our accompanying balance sheet. We measured the fair value of the liability using significant observable inputs including a discount rate that approximates our cost of debt capital in effect during the period the liability is outstanding. The difference between the noncontrolling interest purchase liability and the noncontrolling interest balance of $48.5 million was recognized as a reduction of additional paid-in capital.

12.	Discontinued operations/assets classified as “held for sale”

On October 1, 2014, we adopted an Accounting Standards Update on the reporting of discontinued operations that raised the threshold for classification of assets “held for sale” as discontinued operations. This Accounting Standards Update is applied prospectively, and since our adoption of this Accounting Standards Update, no additional properties have met the criteria for classification as a discontinued operation in our consolidated financial statements. Prior to the adoption of this Accounting Standards Update, certain properties met the previous criteria for classification as discontinued operations and are included in the summary of income from discontinued operations below. For additional information, refer to the section titled “Recent Accounting Pronouncements” in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report.

12.	Discontinued operations/assets classified as “held for sale” (continued)

The following is a summary of net assets “held for sale” as of March 31, 2015, and December 31, 2014, including the assets classified as “held for sale” subsequent to our adoption of the new Accounting Standards Update (in thousands):

	March 31, 2015	December 31, 2014
Properties classified as “held for sale”	$117,203	$173,706
Other assets	5,611	10,147
Total assets	122,814	183,853

Total liabilities	—	(6,044)
Net assets classified as “held for sale” (1)	$122,814	$177,809

(1)
As of March 31, 2015, net assets classified as “held for sale” was composed of the three properties that were classified as “held for sale,” including one property classified as “held for sale” and included in discontinued operations prior to the adoption of the Accounting Standards Update described above.

The following is a summary of loss from discontinued operations related to each asset that met the criteria to be classified as discontinued operations prior to the adoption of the new Accounting Standards Update on October 1, 2014, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Total revenues	$—	$—
Operating expenses	(43)	(162)
Loss from discontinued operations (1)	$(43)	$(162)

(1)
Loss from discontinued operations includes the results of operations (prior to disposition) of four properties classified as “held for sale” and included in discontinued operations prior to our adoption of the new Accounting Standards Update described above. One property is still classified as “held for sale” and included in discontinued operations as of March 31, 2015, and three properties were sold during the period from January 1, 2014, to March 31, 2015.

The following is a summary of the losses included in our income from continuing operations for the three months ended March 31, 2015 and 2014, from assets classified as “held for sale” subsequent to our adoption of the new Accounting Standards Update (in thousands):

	Three Months Ended March 31,
	2015	2014
Total revenues	$2,330	$2,500
Operating expenses	(766)	(701)
Total revenues less operating expenses from assets classified as “held for sale,” not qualifying for classification as discontinued operations	1,564	1,799
Depreciation expense	(127)	(1,891)
Impairment of real estate	(14,510)	—
Loss from assets classified as “held for sale,” not qualifying as discontinued operations (1)	$(13,073)	$(92)

(1)
Includes the results of operations of two properties with an aggregate 234,186 RSF that were classified as “held for sale” as of March 31, 2015, and three properties with an aggregate 196,859 RSF that were sold during the three months ended March 31, 2015, but do not qualify for classification as discontinued operations. For additional information, refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 1 of this report.

13.	Subsequent events

Amended employment agreement with Mr. Marcus

In April 2015, we amended the employment agreement with Joel S. Marcus to, among other items, extend his term as our Chief Executive Officer (“CEO”) through March 31, 2018.

Key leasing activity

In April 2015, we leased 80,000 RSF to Juno Therapeutics, Inc. (“Juno”), at 400 Dexter Avenue North in our Lake Union submarket in Seattle. Juno has an expansion option for 71,000 RSF. We expect to commence ground-up development of our 287,806 RSF project in 2015, upon receipt of master use plan approval. Also in April 2015, we leased 300,000 RSF, or 100%, to Stripe, Inc. at 510 Townsend Street in our SoMa submarket of the San Francisco Bay Area. We expect to commence ground-up development of this build-to-suit project in 2015, upon receipt of Prop M entitlement allocation. In April 2015, we also leased 106,173 RSF, or 75%, to Eli Lilly and Company at our 10300 Campus Point Drive project in our University Town Center submarket in San Diego. We expect to commence ground-up development of our 142,034 RSF project in 2015, upon receipt of permits/approvals.

Interest rate swap agreements

We executed additional interest rate swap agreements in March and April 2015, with an aggregate notional amount of $750 million to increase notional hedged variable-rate debt to $950 million during 2015 and a minimum of $800 million during 2016.

14.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”), has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”) will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2015, and December 31, 2014, and the condensed consolidating statements of income, condensed consolidating statements of comprehensive income, and condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc., on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of March 31, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$7,388,059	$—	$7,388,059
Cash and cash equivalents	60,236	63	30,342	—	90,641
Restricted cash	63	—	56,641	—	56,704
Tenant receivables	—	—	10,627	—	10,627
Deferred rent	—	—	243,459	—	243,459
Deferred leasing and financing costs	33,537	—	166,039	—	199,576
Investments	—	5,204	277,858	—	283,062
Investments in and advances to affiliates	6,971,361	6,344,419	129,930	(13,445,710)	—
Other assets	21,651	—	111,442	—	133,093
Total assets	$7,086,848	$6,349,686	$8,414,397	$(13,445,710)	$8,405,221
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$760,476	$—	$760,476
Unsecured senior notes payable	1,747,450	—	—	—	1,747,450
Unsecured senior line of credit	421,000	—	—	—	421,000
Unsecured senior bank term loans	975,000	—	—	—	975,000
Accounts payable, accrued expenses, and tenant security deposits	104,315	—	541,304	—	645,619
Dividends payable	58,535	—	289	—	58,824
Total liabilities	3,306,300	—	1,302,069	—	4,608,369
Redeemable noncontrolling interests	—	—	14,282	—	14,282
Alexandria’s stockholders’ equity	3,780,548	6,349,686	7,096,024	(13,445,710)	3,780,548
Noncontrolling interests	—	—	2,022	—	2,022
Total equity	3,780,548	6,349,686	7,098,046	(13,445,710)	3,782,570
Total liabilities, noncontrolling interests, and equity	$7,086,848	$6,349,686	$8,414,397	$(13,445,710)	$8,405,221

14.	Condensed consolidating financial information (continued)

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

Condensed Consolidating Statement of Income
for the Three Months Ended March 31, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$143,608	$—	$143,608
Tenant recoveries	—	—	48,394	—	48,394
Other income	3,026	(41)	5,564	(3,798)	4,751
Total revenues	3,026	(41)	197,566	(3,798)	196,753

Expenses:
Rental operations	—	—	61,223	—	61,223
General and administrative	12,226	—	5,959	(3,798)	14,387
Interest	17,157	—	6,079	—	23,236
Depreciation and amortization	1,247	—	57,673	—	58,920
Impairment of real estate	—	—	14,510	—	14,510
Total expenses	30,630	—	145,444	(3,798)	172,276

Equity in earnings of unconsolidated joint ventures	—	—	574	—	574
Equity in earnings of affiliates	52,120	45,590	917	(98,627)	—
Income from continuing operations	24,516	45,549	53,613	(98,627)	25,051
Loss from discontinued operations	—	—	(43)	—	(43)
Net income	24,516	45,549	53,570	(98,627)	25,008

Dividends on preferred stock	(6,247)	—	—	—	(6,247)
Net income attributable to noncontrolling interests	—	—	(492)	—	(492)
Net income attributable to unvested restricted stock awards	(483)	—	—	—	(483)
Net income attributable to Alexandria’s common stockholders	$17,786	$45,549	$53,078	$(98,627)	$17,786

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended March 31, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$130,570	$—	$130,570
Tenant recoveries	—	—	41,682	—	41,682
Other income	2,919	—	4,633	(3,618)	3,934
Total revenues	2,919	—	176,885	(3,618)	176,186

Expenses:
Rental operations	—	—	52,507	—	52,507
General and administrative	10,860	—	5,982	(3,618)	13,224
Interest	13,539	—	5,584	—	19,123
Depreciation and amortization	1,471	—	48,950	—	50,421
Total expenses	25,870	—	113,023	(3,618)	135,275

Equity in earnings of affiliates	62,505	58,306	1,148	(121,959)	—
Income from continuing operations	39,554	58,306	65,010	(121,959)	40,911
Loss from discontinued operations	—	—	(162)	—	(162)
Net income	39,554	58,306	64,848	(121,959)	40,749

Dividends on preferred stock	(6,471)	—	—	—	(6,471)
Net income attributable to noncontrolling interests	—	—	(1,195)	—	(1,195)
Net income attributable to unvested restricted stock awards	(374)	—	—	—	(374)
Net income attributable to Alexandria’s common stockholders	$32,709	$58,306	$63,653	$(121,959)	$32,709

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended March 31, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$24,516	$45,549	$53,570	$(98,627)	$25,008
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities:
Unrealized holding (losses) gains arising during the period	—	(54)	28,489	—	28,435
Reclassification adjustment for losses included in net income	—	41	1,062	—	1,103
Unrealized (losses) gains on marketable securities	—	(13)	29,551	—	29,538

Unrealized losses on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(3,013)	—	—	—	(3,013)
Reclassification adjustment for amortization of interest expense included in net income	505	—	—	—	505
Unrealized losses on interest rate swap agreements	(2,508)	—	—	—	(2,508)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(6,271)	—	(6,271)
Reclassification adjustment for losses included in net income	—	—	9,236	—	9,236
Unrealized gains on foreign currency translation	—	—	2,965	—	2,965

Total other comprehensive (loss) income	(2,508)	(13)	32,516	—	29,995
Comprehensive income	22,008	45,536	86,086	(98,627)	55,003
Less: comprehensive income attributable to noncontrolling interests	—	—	(646)	—	(646)
Comprehensive income attributable to Alexandria’s common stockholders	$22,008	$45,536	$85,440	$(98,627)	$54,357

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended March 31, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$39,554	$58,306	$64,848	$(121,959)	$40,749
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	—	—	18,779	—	18,779
Reclassification adjustment for losses included in net income	—	—	—	—	—
Unrealized gains on marketable securities	—	—	18,779	—	18,779

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap gains arising during the period	5,592	—	—	—	5,592
Reclassification adjustment for amortization of interest income included in net income	(3,490)	—	—	—	(3,490)
Unrealized gains on interest rate swap agreements	2,102	—	—	—	2,102

Unrealized foreign currency translation losses	—	—	(3,106)	—	(3,106)

Total other comprehensive income	2,102	—	15,673	—	17,775
Comprehensive income	41,656	58,306	80,521	(121,959)	58,524
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,195)	—	(1,195)
Comprehensive income attributable to Alexandria’s common stockholders	$41,656	$58,306	$79,326	$(121,959)	$57,329

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended March 31, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$24,516	$45,549	$53,570	$(98,627)	$25,008
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,247	—	57,673	—	58,920
Impairment of real estate	—	—	14,510	—	14,510
Equity in earnings from unconsolidated joint ventures	—	—	(574)	—	(574)
Distributions of earnings from unconsolidated joint ventures	—	—	491	—	491
Amortization of loan fees	1,925	—	909	—	2,834
Amortization of debt discounts (premiums)	80	—	(162)	—	(82)
Amortization of acquired below market leases	—	—	(933)	—	(933)
Deferred rent	—	—	(9,901)	—	(9,901)
Stock compensation expense	3,690	—	—	—	3,690
Equity in earnings of affiliates	(52,120)	(45,590)	(917)	98,627	—
Investment gains	—	—	(5,937)	—	(5,937)
Investment losses	—	41	2,184	—	2,225
Changes in operating assets and liabilities:
Restricted cash	4	—	(55)	—	(51)
Tenant receivables	—	—	(102)	—	(102)
Deferred leasing costs	—	—	(7,131)	—	(7,131)
Other assets	(3,437)	—	190	—	(3,247)
Accounts payable, accrued expenses, and tenant security deposits	32,795	(23)	(5,651)	—	27,121
Net cash provided by (used in) operating activities	8,700	(23)	98,164	—	106,841

Investing Activities
Proceeds from sale of real estate	—	—	67,616	—	67,616
Additions to real estate	—	—	(104,632)	—	(104,632)
Purchase of real estate	—	—	(93,938)	—	(93,938)
Deposits for investing activities	—	—	(28,000)	—	(28,000)
Investment in unconsolidated real estate entities	—	—	(2,539)	—	(2,539)
Investments in subsidiaries	(44,375)	(2,977)	(70)	47,422	—
Additions to investments	—	—	(15,118)	—	(15,118)
Sales of investments	—	—	2,345	—	2,345
Repayment of notes receivable	—	—	4,214	—	4,214
Net cash used in investing activities	$(44,375)	$(2,977)	$(170,122)	$47,422	$(170,052)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Three Months Ended March 31, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$29,585	$—	$29,585
Repayments of borrowings from secured notes payable	—	—	(7,934)	—	(7,934)
Principal borrowings from unsecured senior line of credit	167,000	—	—	—	167,000
Repayments of borrowings from unsecured senior line of credit	(50,000)	—	—	—	(50,000)
Transfer to/from parent company	(14,038)	3,000	58,460	(47,422)	—
Change in restricted cash related to financing activities	—	—	(1,369)	—	(1,369)
Loan fees	—	—	(563)	—	(563)
Dividends on common stock	(53,295)	—	—	—	(53,295)
Dividends on preferred stock	(6,247)	—	—	—	(6,247)
Contributions by noncontrolling interests	—	—	340	—	340
Distributions to noncontrolling interests	—	—	(9,846)	—	(9,846)
Net cash provided by financing activities	43,420	3,000	68,673	(47,422)	67,671

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	170	—	170

Net increase (decrease) in cash and cash equivalents	7,745	—	(3,115)	—	4,630
Cash and cash equivalents as of the beginning of period	52,491	63	33,457	—	86,011
Cash and cash equivalents as of the end of period	$60,236	$63	$30,342	$—	$90,641

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$10,412	$—	$5,102	$—	$15,514

Non-Cash Investing Activities
Change in accrued construction	$—	$—	$7,249	$—	$7,249
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(82,000)	$—	$(82,000)

Non-Cash Financing Activities
Payable for purchase of noncontrolling interest	$—	$—	$(113,967)	$—	$(113,967)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended March 31, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$39,554	$58,306	$64,848	$(121,959)	$40,749
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,471	—	48,950	—	50,421
Amortization of loan fees	1,770	—	791	—	2,561
Amortization of debt discounts	40	—	165	—	205
Amortization of acquired below market leases	—	—	(816)	—	(816)
Deferred rent	—	—	(11,882)	—	(11,882)
Stock compensation expense	3,228	—	—	—	3,228
Equity in earnings of affiliates	(62,505)	(58,306)	(1,148)	121,959	—
Investment gains	—	—	(4,040)	—	(4,040)
Investment losses	—	—	1,694	—	1,694
Changes in operating assets and liabilities:
Tenant receivables	—	—	(690)	—	(690)
Deferred leasing costs	—	—	(7,572)	—	(7,572)
Other assets	(748)	—	(16,567)	—	(17,315)
Accounts payable, accrued expenses, and tenant security deposits	13,478	—	3,238	—	16,716
Net cash (used in) provided by operating activities	(3,712)	—	76,971	—	73,259

Investing Activities
Additions to real estate	—	—	(111,587)	—	(111,587)
Purchase of real estate	—	—	(42,338)	—	(42,338)
Change in restricted cash related to construction projects	—	—	(140)	—	(140)
Investment in unconsolidated joint venture	—	—	(747)	—	(747)
Investments in subsidiaries	(221,513)	(193,863)	(6,338)	421,714	—
Additions to investments	—	—	(11,905)	—	(11,905)
Sales of investments	—	—	3,998	—	3,998
Net cash used in investing activities	$(221,513)	$(193,863)	$(169,057)	$421,714	$(162,719)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Three Months Ended March 31, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$51,030	$—	$51,030
Repayments of borrowings from secured notes payable	—	—	(210,844)	—	(210,844)
Principal borrowings from unsecured senior line of credit	360,000	—	—	—	360,000
Repayments of borrowings from unsecured senior line of credit	(58,000)	—	—	—	(58,000)
Transfer to/from parent company	—	193,863	227,851	(421,714)	—
Change in restricted cash related to financing activities	—	—	1,059	—	1,059
Loan fees	—	—	(8)	—	(8)
Dividends on common stock	(48,715)	—	1	—	(48,714)
Dividends on preferred stock	(6,471)	—	—	—	(6,471)
Contributions by noncontrolling interests	—	—	19,410	—	19,410
Distributions to noncontrolling interests	—	—	(988)	—	(988)
Net cash provided by financing activities	246,814	193,863	87,511	(421,714)	106,474

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	260	—	260

Net increase (decrease) in cash and cash equivalents	21,589	—	(4,315)	—	17,274
Cash and cash equivalents as of the beginning of period	14,790	—	42,906	—	57,696
Cash and cash equivalents as of the end of period	$36,379	$—	$38,591	$—	$74,970

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$347	$—	$5,746	$—	$6,093

Non-Cash Investing Activities
Change in accrued construction	$—	$—	$(6,028)	$—	$(6,028)
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(48,329)	$—	$(48,329)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “forecast,” “guidance,” “projects,” “estimates,” “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” or “will,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

•
Operating factors such as a failure to operate our business successfully in comparison to market expectations or in comparison to our competitors, our inability to obtain capital when desired or refinance debt maturities when desired, and/or a failure to maintain our status as a REIT for federal tax purposes;

•	Market and industry factors such as adverse developments concerning the science and technology industries and/or our client tenants;

•	Government factors such as any unfavorable effects resulting from federal, state, local, and/or foreign government policies, laws, and/or funding levels;

•	Global factors such as negative economic, political, financial, credit market, and/or banking conditions; and

•	Other factors such as climate change, cyber-intrusions, and/or changes in laws, regulations, and financial accounting standards.

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2014.  Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are a fully integrated, self-administered, and self-managed REIT. We are the largest and leading REIT uniquely focused on collaborative science campuses in urban innovation clusters located in key coastal gateway cities, with a total market capitalization of $11.3 billion as of March 31, 2015, and an asset base of 30.7 million RSF, including 18.5 million RSF of operating and current value-creation projects, as well as an additional 2.2 million square feet of near-term and 10.0 million square feet of future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a dominant market presence in AAA locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse client tenant base, with approximately 52% of total annualized base rent as of March 31, 2015, generated from investment-grade client tenants – a REIT industry-leading percentage. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide its innovative client tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return and long-term asset value based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A assets clustered in urban campuses. These key urban campus locations are characterized by high barriers to entry for new landlords, and a limited supply of available space. They represent highly desirable locations for tenancy by science and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, science, and technology relationships in order to identify and attract new and leading client tenants and to source additional value-creation real estate opportunities.

Executive summary

Our results for the first quarter of 2015 highlight both the strength of our operating fundamentals and our unique real estate platform strategy focused on Class A assets in urban innovation cluster campuses located in Greater Boston, the San Francisco Bay Area, New York City, and San Diego. Our growth in FFO and NAV continued into the first quarter of 2015, as we reported FFO per share of $1.28, up 9.4% over the first quarter of 2014. Growth in FFO and cash flows for the quarter was again driven by strong internal growth, including 18.5% cash rental rate increases on lease renewals/re-leasing of space and a 7.8% cash same property NOI increase. Our value-creation pipeline continued to deliver significant earnings and NAV growth with highly leased projects located in collaborative urban innovation campuses. Furthermore, we delivered 494,477 RSF into service, including 388,270 RSF at 75/125 Binney Street in March 2015.  We also commenced the ground-up development at 50/60 Binney Street in our Cambridge submarket, with 98% of the project leased or under negotiation, including 251,234 RSF leased to Sanofi for 97% of 50 Binney Street. Our value-creation deliveries during the quarter decreased our non-income producing assets as a percentage of total assets to 12%.

With our operating properties generating steady growth and our value-creation pipeline producing significant additional growth of NOI, EBITDA, and NAV, we remain confident in our ability to deliver strong results in 2015, while improving our net debt to adjusted EBITDA to less than 7.0 times by year-end.

Results

•	FFO attributable to Alexandria’s common stockholders – diluted:

•	$1.28 per share for the three months ended March 31, 2015, up 9.4%, compared to
$1.17 per share for the three months ended March 31, 2014;

•	$91.3 million for the three months ended March 31, 2015, up $8.3 million or 9.9%, compared to
$83.1 million for the three months ended March 31, 2014.

•	Net income attributable to Alexandria’s common stockholders – diluted:

•	$17.8 million, or $0.25 per share, for the three months ended March 31, 2015, compared to
$32.7 million, or $0.46 per share, for the three months ended March 31, 2014;

•	Results for the three months ended March 31, 2015, included an impairment of real estate of $14.5 million, or $0.20 per share.

Core operating metrics

•	Total revenues of $196.8 million for the three months ended March 31, 2015, up $20.6 million, or 11.7%, compared to $176.2 million for the three months ended March 31, 2014;

•	NOI, including our share of unconsolidated joint ventures, of
$136.4 million for the three months ended March 31, 2015, up $12.7 million, or 10.3%, compared to
$123.7 million for the three months ended March 31, 2014;

•	Same property NOI increase of 2.3% and 7.8% (cash basis) for the three months ended March 31, 2015, compared to the three months ended March 31, 2014;

•	Executed leases for 1,022,669 RSF during the three months ended March 31, 2015, including:

•	251,234 RSF to Sanofi at 50 Binney Street in our Cambridge submarket;

•	145,946 RSF to Illumina, Inc. (“Illumina”) at 5200 Illumina Way in our University Town Center submarket;

•	83,561 RSF to Massachusetts Institute of Technology at 600 Technology Square in our Cambridge submarket;

•	30.8% and 18.5% (cash basis) rental rate increase on lease renewals and re-leasing of space aggregating 489,286 RSF;

•	Occupancy for properties in North America, as of March 31, 2015:

•	96.8% occupancy for operating properties, up 20 bps from March 31, 2014;

•	95.9% occupancy for operating and redevelopment properties, up 80 bps from March 31, 2014;

•	Operating margins steady at 69% for the three months ended March 31, 2015; and

•	Adjusted EBITDA margins solid at 64% for the three months ended March 31, 2015.

External growth: value-creation projects and acquisitions

Value-creation projects

•	Development and redevelopment value-creation projects were on average 90% leased or under negotiation (71% leased and 19% under negotiation);

•	Key deliveries of value-creation projects during the three months ended March 31, 2015:

•	388,270 RSF primarily to ARIAD Pharmaceuticals, Inc., at 75/125 Binney Street in our Cambridge submarket;

•	43,209 RSF to various client tenants at 430 East 29th Street in our Manhattan submarket; and,

•	60,891 RSF to Receptos, Inc., and The Medicines Company at 3013/3033 Science Park Road in our Torrey Pines submarket;

•	Key commencements of value-creation development projects during the three months ended March 31, 2015:

•	Commenced a 530,477 RSF value-creation development project at 50/60 Binney Street located in our Cambridge submarket; 98% leased or under negotiation, including 47% leased to Sanofi.

Acquisitions

•
In January 2015, we completed the acquisition of 640 Memorial Drive in the Cambridge submarket for $176.5 million. This property is a 225,504 RSF Class A, LEED Gold certified, office/laboratory building in mid-Cambridge near the Massachusetts Institute of Technology campus, and it is 100% leased to two high-quality life science client tenants pursuant to long-term leases. In connection with the acquisition, we assumed a secured note payable of $82.0 million with an interest rate of 3.93% and a maturity date in 2023;

•
In January 2015, we executed an agreement to purchase the outstanding 10% noncontrolling interest in our flagship campus at Alexandria Technology Square® in our Cambridge submarket for $108.3 million. The first installment of $54.3 million was paid on April 1, 2015, and the second installment of $54.0 million is due on April 1, 2016.

Dispositions

•	In January 2015, we completed the sale of our land and land improvements at 661 University Avenue in Canada for $54.1 million;

•	In the first quarter of 2015, we complete the sale of two additional properties for $14.3 million; and,

•	Refer to the section titled “Real Estate Asset Sales” in “Value-Creation Projects and External Growth” under Item 2 of this report for further information.

Balance sheet

•	$11.3 billion total market capitalization as of March 31, 2015;

•	12% non-income-producing assets (percentage of gross investments in real estate);

•	7.5 times net debt to adjusted EBITDA – first quarter of 2015 annualized,
2015 target range from 6.5 times to 7.5 times, with goal of less than 7.0 times by the fourth quarter of 2015;

•	3.3 times fixed charge cover ratio – first quarter of 2015 annualized; year ending December 31, 2015, target range from 3.0 times to 3.5 times;

•
Executed additional interest rate swap agreements in March and April 2015, with an aggregate notional amount of $750 million to increase notional hedged variable-rate debt to $950 million during 2015 and a minimum of $800 million during 2016; and,

•	19% unhedged variable-rate debt as a percentage of total debt as of March 31, 2015.

LEED statistics and other awards

•	As of March 31, 2015, 53 LEED projects, including 32 LEED-certified projects aggregating 4.8 million RSF and 21 additional LEED projects in process aggregating 4.0 million square feet;

•	54% of our total annualized base rent will be generated from LEED projects upon completion of our in-process projects;

•
In March 2015, we were awarded the 2015 Owner of the Year Award by the Engineering News-Record New England for outstanding work developing dynamic campuses for our client tenants in our Greater Boston market;

•
In March 2015, we were awarded the 2014 Land Deal of the Year Award by the San Francisco Business Times for our signature land acquisition of 1455/1515 Third Street in our Mission Bay submarket, 100% pre-leased to Uber Technologies, Inc.; and,

•
In March 2015, we were awarded the Deal of the Year Award by the San Diego Business Journal for our role in expanding Illumina’s campus and supporting the company’s growth in our University Town Center submarket.

Subsequent events

In April 2015:

•	We amended the employment agreement with Joel S. Marcus to extend his term as our CEO through March 31, 2018;

•
We leased 300,000 RSF, or 100%, to Stripe, Inc. at 510 Townsend Street in our SoMa submarket. We expect to commence ground-up development of this build-to-suit project in 2015 upon receipt of Prop M entitlement allocation;

•
We leased 106,173 RSF, or 75%, to Eli Lilly and Company at our 10300 Campus Point Drive project in our University Town Center submarket in San Diego. We expect to commence ground-up development of our 142,034 RSF project in 2015, upon receipt of permits/approvals; and,

•
We leased 80,000 RSF to Juno at 400 Dexter Avenue North in our Lake Union submarket in Seattle. Juno has an expansion option for 71,000 RSF. We expect to commence ground-up development of our 287,806 RSF project in 2015, upon receipt of master use plan approval.

Operating summary

Core operations

The following table presents information regarding our asset base as of March 31, 2015, and December 31, 2014:

	March 31, 2015	December 31, 2014
(Rentable square feet)
Operating properties	16,620,690	16,727,985
Development properties	1,763,531	1,857,520
Redevelopment properties	143,777	143,777
RSF of total properties	18,527,998	18,729,282

Number of properties	193	193
Occupancy in North America at period end – operating	96.8%	97.0%
Occupancy in North America at period end – operating and redevelopment	95.9%	96.1%
Annualized base rent per occupied RSF at period end	$38.67	$37.23

Leasing

•	Executed a total of 58 leases, with a weighted average lease term of 8.3 years, for 1,022,669 RSF, including 449,208 RSF related to our development or redevelopment projects;

•	Achieved rental rate increases for renewed/re-leased space of 30.8% and 18.5% (cash basis) on 489,286 RSF; and

•	Increased the occupancy rate for operating properties in North America by 20 bps to 96.8% as of March 31, 2015, compared to 96.6% as of March 31, 2014.

Approximately 69% of the 58 leases executed during the three months ended March 31, 2015, did not include concessions for free rent. Tenant concessions/free rent averaged approximately 2.8 months with respect to the 1,022,669 RSF leased during the three months ended March 31, 2015.

The following table summarizes our leasing activity at our properties:

	Three Months Ended March 31, 2015			Year Ended December 31, 2014
	Including Straight-line Rent		Cash Basis	Including Straight-line Rent	Cash Basis
(Dollars are per RSF)
Leasing activity:
Renewed/re-leased space (1)
Rental rate changes	30.8%		18.5%	13.3%	5.4%
New rates	$36.98		$37.67	$40.32	$40.73
Expiring rates	$28.27		$31.79	$35.60	$38.63
Rentable square footage	489,286			1,447,516
Number of leases	38			124
Tenant improvements/leasing commissions per square foot	$11.80			$10.49
Average lease terms	4.1 years			3.5 years

Developed/redeveloped/previously vacant space leased
New rates	$47.89		$43.15	$40.62	$36.50
Rentable square footage	533,383			1,321,317
Number of leases	20			66
Tenant improvements/leasing commissions per square foot	$19.18			$14.96
Average lease terms	12.2 years			11.5 years

Leasing activity summary (totals):
New rates	$42.67		$40.53	$40.46	$38.71
Rentable square footage	1,022,669	(2)		2,768,833
Number of leases	58			190
Tenant improvements/leasing commissions per square foot	$15.65			$12.62
Average lease terms	8.3 years			7.3 years

Lease expirations (1)
Expiring rates	$28.29		$32.06	$33.09	$35.79
Rentable square footage	616,528			1,733,614
Number of leases	50			151

(1)	Excludes 23 month-to-month leases for 103,763 RSF and 20 month-to-month leases for 43,672 RSF as of March 31, 2015, and December 31, 2014, respectively.

(2)	During the three months ended March 31, 2015, we granted tenant concessions/free rent averaging approximately 2.8 months with respect to the 1,022,669 RSF leased.

Summary of lease expirations

The following table summarizes information with respect to the lease expirations at our properties as of March 31, 2015:

Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Percentage of Aggregate Total RSF	ABR of Expiring Leases (per RSF)

2015	52	(1)	897,006	(1)	5.4%	$27.92
2016	96		1,198,870		7.2%	$32.25
2017	88		1,658,853		9.9%	$28.18
2018	72		1,618,216		9.7%	$40.06
2019	61		1,504,408		9.0%	$36.33
2020	49		1,405,953		8.4%	$35.82
2021	35		1,263,228		7.5%	$38.78
2022	21		793,378		4.7%	$33.74
2023	22		1,182,259		7.1%	$37.71
2024	14		752,398		4.5%	$45.13
Thereafter	38		3,212,519		19.2%	$48.80

(1)	Excludes 23 month-to-month leases for 103,763 RSF.

The following tables present information by market with respect to our lease expirations as of March 31, 2015, for the remainder of 2015 and all of 2016:

	2015 RSF of Expiring Leases							ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases		Total (1)
Market
Greater Boston	89,105	39,917	—		167,944	(2)	296,966	$35.91
San Francisco Bay Area	74,909	15,081	—		23,822		113,812	39.69
New York City	—	—	—		9,330		9,330	N/A
San Diego	—	—	182,611	(3)	35,919		218,530	16.29
Seattle	—	—	—		39,578		39,578	20.22
Maryland	7,227	—	—		101,751		108,978	16.70
Research Triangle Park	—	2,189	—		92,350	(4)	94,539	20.56
Non-cluster markets	—	4,703	—		5,647		10,350	N/A
Asia	—	—	—		4,923		4,923	17.05
Total	171,241	61,890	182,611		481,264		897,006	$27.92
Percentage of expiring leases	19%	7%	20%		54%		100%

	2016 RSF of Expiring Leases							ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases		Total
Market
Greater Boston	27,303	39,301	—		223,453		290,057	$40.17
San Francisco Bay Area	23,892	10,142	—		116,027		150,061	32.10
New York City	—	—	—		5,449		5,449	N/A
San Diego	—	—	—		254,423		254,423	39.81
Seattle	2,468	9,594	—		38,975		51,037	32.75
Maryland	—	—	—		148,654		148,654	26.15
Research Triangle Park	—	44,866	—		97,478		142,344	23.15
Canada	—	—	—		67,479		67,479	23.99
Non-cluster markets	—	—	—		3,854		3,854	N/A
Asia	—	81,170	—		4,342		85,512	15.98
Total	53,663	185,073	—		960,134		1,198,870	$32.25
Percentage of expiring leases	4%	15%	—%		81%		100%

(1)	Excludes 23 month-to-month leases for 103,763 RSF.

(2)	Includes a lease for 128,325 RSF expiring on May 31, 2015, at 19 Presidential Way, Woburn, MA. We are currently marketing this space for lease.

(3)
Comprises 48,880 RSF at 10151 Barnes Canyon Road and 133,731 RSF at 9625 Towne Centre Drive, which were acquired in the third quarter of 2013 and the fourth quarter of 2014, respectively, with the intent to redevelop them into tech office spaces in the fourth quarter of 2015 and the third quarter of 2015, respectively, upon expiration of the acquired in-place leases.

(4)	Includes a lease for 81,580 RSF that expired on April 24, 2015, at 2525 NC Highway 54, Durham, NC. We are currently marketing this space for lease.

Location of properties

The locations of our properties are diversified among a number of science and technology cluster markets. The following table sets forth, as of March 31, 2015, the total RSF, number of properties, and annualized base rent of our properties in each of our existing markets (dollars in thousands):

	RSF					Number of Properties	Annualized Base Rent
Market	Operating	Development	Redevelopment	Total	% Total
Greater Boston	4,319,427	786,382	112,500	5,218,309	28%	42	$208,517	36%
San Francisco Bay Area	2,713,034	422,980	—	3,136,014	17	27	115,322	19
New York City	678,816	134,013	—	812,829	4	4	53,494	9
San Diego	3,144,604	358,609	31,277	3,534,490	19	48	102,311	17
Seattle	746,260	—	—	746,260	4	10	30,369	5
Maryland	2,156,196	—	—	2,156,196	12	29	49,298	8
Research Triangle Park	980,763	61,547	—	1,042,310	6	15	20,864	3
Canada	322,967	—	—	322,967	2	4	8,100	1
Non-cluster markets	105,033	—	—	105,033	1	3	1,373	—
North America	15,167,100	1,763,531	143,777	17,074,408	93	182	589,648	98
Asia	1,197,464	—	—	1,197,464	6	8	6,503	1
Subtotal	16,364,564	1,763,531	143,777	18,271,872	99	190	596,151	99
Properties “held for sale” (1)	256,126	—	—	256,126	1	3	6,668	1
Total	16,620,690	1,763,531	143,777	18,527,998	100%	193	$602,819	100%

(1)	Refer to Note 12 – “Discontinued Operations/Assets Classified as Held for Sale” for additional information regarding properties classified as “held for sale” as of March 31, 2015.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating assets and our assets under redevelopment in each of our North America markets as of March 31, 2015, December 31, 2014, and March 31, 2014:

	Operating Properties			Operating and Redevelopment Properties
Market	3/31/15	12/31/14	3/31/14	3/31/15	12/31/14	3/31/14
Greater Boston	98.9%	98.8%	97.5%	96.4%	95.9%	94.5%
San Francisco Bay Area	98.5	98.9	99.9	98.5	98.9	99.9
New York City	99.5	99.5	98.3	99.5	99.5	98.3
San Diego	94.9	96.5	96.6	93.9	95.5	93.0
Seattle	96.2	94.8	92.9	96.2	94.8	92.9
Maryland	93.2	92.5	92.2	93.2	92.5	92.2
Research Triangle Park	98.8	99.1	99.0	98.8	99.1	99.0
Subtotal	97.0	97.2	96.8	96.1	96.2	95.2
Canada	99.0	97.6	96.8	99.0	97.6	96.8
Non-cluster markets	68.0	77.3	76.2	68.0	77.3	76.2
North America	96.8%	97.0%	96.6%	95.9%	96.1%	95.1%

Client tenants

Our properties are leased to a high-quality and diverse group of client tenants, with no client tenant accounting for more than 5.5% of our annualized base rent. The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of March 31, 2015 (dollars in thousands):

		Remaining Lease Term in Years (1)		Aggregate RSF	ABR	Percentage of Aggregate ABR
							Investment-Grade Ratings
	Client Tenant						Fitch	Moody’s	S&P
1	Novartis AG	2.5	(2)	697,814	$33,374	5.5%	AA	Aa3	AA-
2	ARIAD Pharmaceuticals, Inc.	15.0		386,111	30,147	5.0	—	—	—
3	Illumina, Inc.	14.9		595,886	25,406	4.2	—	—	BBB-
4	New York University	15.5		209,224	19,897	3.3	—	Aa3	AA-
5	Roche	5.5		343,472	16,490	2.7	AA	A1	AA
6	United States Government	9.1		344,727	16,456	2.7	AAA	Aaa	AA+
7	Eli Lilly and Company	8.7		257,119	15,356	2.5	A	A2	AA-
8	FibroGen, Inc.	8.6		234,249	14,278	2.4	—	—	—
9	Amgen Inc.	8.5		401,623	14,274	2.4	BBB	Baa1	A
10	Biogen Inc.	13.2		313,872	13,707	2.3	—	Baa1	A-
11	Dana-Farber Cancer Institute, Inc.	15.3		154,100	11,877	2.0	—	A1	—
12	Massachusetts Institute of Technology	4.4		202,897	10,589	1.8	—	Aaa	AAA
13	The Regents of the University of California	8.4		230,633	10,285	1.7	AA	Aa2	AA
14	Bristol-Myers Squibb Company	3.8		251,316	10,087	1.7	A-	A2	A+
15	Celgene Corporation	6.4		273,086	10,084	1.7	—	Baa2	BBB+
16	The Scripps Research Institute	2.9		218,031	10,027	1.7	AA-	Aa3	—
17	GlaxoSmithKline plc	4.3		208,394	9,557	1.6	A+	A2	A+
18	Sanofi	5.0		179,697	8,012	1.3	AA-	A1	AA
19	Alnylam Pharmaceuticals, Inc.	6.5		129,424	6,955	1.2	—	—	—
20	Sumitomo Dainippon Pharma Co., Ltd.	8.0		106,232	6,441	1.1	—	—	—
	Total/weighted average	9.0		5,737,907	$293,299	48.8%

(1)	Based on percentage of aggregate annualized base rent in effect as of March 31, 2015.

(2)
Excludes (i) one lease extension in the Greater Boston area that was executed in April 2015, and (ii) extension options for international leases controlled by Novartis AG.  As of March 31, 2015, the remaining lease term would be 3.0 years considering the executed lease extension in Greater Boston and the international extension options.

The following chart sets forth information regarding client tenant mix by annualized base rent as of March 31, 2015:

Investment-Grade Client Tenants:
52%
of ARE’s Total ABR

Value-creation projects and external growth

Investments in real estate

Our investments in real estate consisted of the following as of March 31, 2015 (dollars in thousands, except per square foot amounts):

		Investments in Real Estate
		Consolidated	ARE Share of Unconsolidated Joint Venture	Total		Square Feet
							Unconsolidated Joint Venture		Per SF (1)
	Page			Amount	%	Consolidated		Total

Rental properties	48, 54	$7,509,763	$45,710	$7,555,473	88%	16,463,059	157,631	16,620,690	$460

Current value-creation projects/ Construction in progress (CIP):
Current development in North America	53 ,54	361,182	114,275	475,457		1,084,646	678,885	1,763,531	377
Current redevelopment in North America	55	52,927	—	52,927		143,777	—	143,777	368
		414,109	114,275	528,384	6%	1,228,423	678,885	1,907,308	376
Rental properties and current value-creation projects		7,923,872	159,985	8,083,857		17,691,482	836,516	18,527,998	452

Near-term value-creation projects in North America (CIP):
100 Binney Street	56	130,475	—	130,475	2%	416,788	—	416,788	313
Other projects	56	97,169	—	97,169	1%	1,747,992	—	1,747,992	56
		227,644	—	227,644		2,164,780	—	2,164,780	105
Future value-creation projects:
North America	56	190,407	—	190,407	2%	3,541,801	—	3,541,801	54
Asia	63	79,938	—	79,938	1%	6,419,707	—	6,419,707	12
		270,345	—	270,345		9,961,508	—	9,961,508	27
Near-term and future value-creation projects		497,989	—	497,989		12,126,288	—	12,126,288	41
Current, near-term, and future value-creation projects		912,098	114,275	1,026,373	12%	13,354,711	678,885	14,033,596	87
Gross investments in real estate		8,421,861	159,985	$8,581,846	100%	29,817,770	836,516	30,654,286	$289
Equity method of accounting – unconsolidated joint ventures	61	120,028	N/A
Gross investments in real estate – incl. unconsol. joint ventures		8,541,889	N/A
Less: accumulated depreciation		(1,153,830)	(545)
Investments in real estate		$7,388,059	$159,440

(1)
Items that include our share of unconsolidated joint ventures are not calculated directly from amounts shown on this page. The per square foot amount represents the total cost of our rental properties and value-creation projects, including our partners’ share, divided by the total rentable or developable square feet of the respective property.

Development, redevelopment, and future value-creation projects

A key component of our business model is our disciplined allocation of capital to Class A development and redevelopment projects located in highly dynamic and collaborative campuses in key coastal science and technology gateway cities that inspire innovation. These projects are focused on providing high-quality, generic, and reusable space to meet the real estate requirements of, and that are reusable by, a wide range of client tenants. During the period of construction, these assets are non-income-producing assets. A significant number of our active development and redevelopment projects are leased and expected to be substantially delivered in the near term. Upon completion, each value-creation project is expected to generate significant revenues and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality science and technology entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns.

Development projects consist of the ground-up development of generic and reusable facilities. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into office/laboratory or tech office space. We generally will not commence new development projects for aboveground construction of Class A office/laboratory or tech office space without first securing significant pre-leasing for such space except when there is solid market demand for high-quality Class A facilities. Predevelopment activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of predevelopment efforts is focused on reducing the time required to deliver projects to prospective client tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Ultimately, these projects will provide high-quality facilities and are expected to generate significant revenue and cash flows.

Our initial stabilized yield is calculated as the quotient of the estimated amounts of NOI upon stabilization and our investment in the property, and excludes the impact of leverage. Our cash rents related to our value-creation projects are expected to increase over time, and our average cash yields are expected, in general, to be greater than our initial stabilized yields (cash basis). Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner, if there are significant changes to the expected project yields or costs. Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term (s) of the lease(s), calculated on a straight-line basis. Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed. Average cash yield reflects cash rents, including contractual rent escalations after initial rental concessions have elapsed, calculated on a straight-line basis. The stabilized occupancy date represents the estimated date on which the project is expected to reach occupancy of 95% or greater.

Non-income-producing assets

The charts below show our current breakdown and our target range of non-income-producing assets as a percentage of our gross investments in real estate, including our share of non-income-producing assets related to our unconsolidated joint ventures.

12% Non-Income-Producing Assets as a Percentage of our Gross Investments in Real Estate

100 Binney Street
Cambridge
2%
Other in
North America
1%
Current
Development/
Redevelopment
Projects
6%
2%
North America
1%
Asia

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

	CIP Square Feet	Total Project					Year of NOI Contribution – Forecast
		Square Feet	Leased	Negotiating		Leased/Negotiating	2015	2016	2017	2018 and Beyond
Property – Market/Submarket
Current value-creation development and redevelopment projects
360 Longwood Avenue – Greater Boston/Longwood Medical Area	255,905	413,536	38%	25%		63%
430 East 29th Street – New York City/Manhattan	134,013	418,639	69	23		92
3013/3033 Science Park Road – San Diego/Torrey Pines	63,000	165,938	81	—		81
225 Second Avenue – Greater Boston/Route 128	112,500	112,500	100	—		100
11055/11065/11075 Roselle Street – San Diego/Sorrento Valley	31,277	55,213	75	—		75
6040 George Watts Hill Drive – Research Triangle Park/RTP	61,547	61,547	100	—		100
5200 Illumina Way–Bldg 6 – San Diego/University Town Center	295,609	295,609	100	—		100
1455/1515 Third Street – San Francisco Bay Area/Mission Bay	422,980	422,980	100	—		100
50/60 Binney Street – Greater Boston/Cambridge	530,477	530,477	47	51		98
Total/weighted average	1,907,308	2,476,439	71%	19%		90%

Near-term value-creation development projects (1)
10300 Campus Point Drive–Bldg 2 – San Diego/University Town Center	142,034	142,034	75%	—%		75%
4796 Executive Drive – San Diego/University Town Center	61,755	61,755	—	100	(2)	100
100 Binney Street – Greater Boston/Cambridge	416,788	416,788	—	98	(3)	98
510 Townsend Street – San Francisco Bay Area/SoMa	300,000	300,000	100	—		100
10300 Campus Point Drive–Bldg 3 – San Diego/University Town Center	150,353	150,353	—	—		—
400 Dexter Avenue North – Seattle/Lake Union	287,806	287,806	28	24	(4)	52
5200 Illumina Way – San Diego/University Town Center	386,044	386,044	—	—		—
East 29th Street – New York City/Manhattan	420,000	420,000	—	—		—
Total/weighted average	2,164,780	2,164,780	22%	25%		47%

(1) See page 47 for RSF targeted for redevelopment.
(2) Under lease negotiations.
(3) Includes an executed letter of intent for 242,000, or 58%, of the project.
(4) Represents an option for Juno Therapeutics, Inc., to expand in the project by up to approximately 71,000 RSF, or additional 24% of the project.

								Value-Creation Development Projects
								Value-Creation Redevelopment Projects

Current consolidated value-creation development projects

The following table sets forth our consolidated development projects as of March 31, 2015 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property – Market/Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Consolidated development projects
50/60 Binney Street – Greater Boston/Cambridge	—	530,477	530,477	251,234	47%	268,911	51%	520,145	98%	1Q15	3Q17	2017
430 East 29th Street – New York City/Manhattan	284,626	134,013	418,639	288,237	69%	94,925	23%	383,162	92%	4Q12	4Q13	2015
5200 Illumina Way–Building 6 – San Diego/University Town Center	—	295,609	295,609	295,609	100%	—	—%	295,609	100%	3Q14	3Q16	2016
3013/3033 Science Park Road – San Diego/Torrey Pines	102,938	63,000	165,938	135,002	81%	—	—%	135,002	81%	2Q14	4Q14	2016
6040 George Watts Hill Drive – Research Triangle Park/Research Triangle Park	—	61,547	61,547	61,547	100%	—	—%	61,547	100%	4Q14	1Q16	2016
Consolidated development projects	387,564	1,084,646	1,472,210	1,031,629	70%	363,836	25%	1,395,465	95%

	Investment							Unlevered
Property – Market/Submarket			Cost to Complete – Internal Funding					Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield
	In Service	CIP	2015	Thereafter		Total at Completion
Consolidated development projects
50/60 Binney Street – Greater Boston/Cambridge (1)	$—	$215,692	$98,618	$	TBD	$	TBD	TBD	TBD	TBD
430 East 29th Street – New York City/Manhattan	$309,718	$125,130	$28,397		$—		$463,245	7.1%	6.6%	6.5%
5200 Illumina Way–Building 6 – San Diego/University Town Center	$—	$11,448	$29,657		$28,795		$69,900	8.6%	7.0%	8.4%
3013/3033 Science Park Road – San Diego/Torrey Pines	$51,076	$4,350	$13,943		$35,421		$104,790	7.7%	7.2%	7.1%
6040 George Watts Hill Drive – Research Triangle Park/Research Triangle Park	$—	$4,562	$19,385		$1,853		$25,800	8.1%	7.3%	8.1%
Consolidated development projects	$360,794	$361,182	$190,000	$	TBD	$	TBD

(1)	The design and budget of this project are in process, and the estimated project costs with related yields are expected to be disclosed in the near future.

Current value-creation development projects – unconsolidated joint ventures

The following table sets forth our unconsolidated joint venture development projects as of March 31, 2015 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property – Market/Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Unconsolidated joint venture development projects
360 Longwood Avenue – Greater Boston/Longwood Medical Area	157,631	255,905	413,536	157,631	38%	103,752	25%	261,383	63%	2Q12	3Q14	2016
1455/1515 Third Street – San Francisco Bay Area/Mission Bay	—	422,980	422,980	422,980	100%	—	—%	422,980	100%	3Q14	1Q17	2017
Total	157,631	678,885	836,516	580,611	70%	103,752	12%	684,363	82%

	Investment
			Cost to Complete							Unlevered (1)
			2015		Thereafter					Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield
Property – Market/Submarket			Construction Financing	Internal Funding	Construction Financing	Internal Funding		Total at Completion
	In Service	CIP
Unconsolidated joint venture development projects (2)
100% of joint venture: 360 Longwood Avenue – Greater Boston/Longwood Medical Area	$115,293	$187,704	$29,125	$—	$17,878		$—		$350,000
100% of joint venture: 1455/1515 Third Street – San Francisco Bay Area/Mission Bay (3)	$21,150	$107,746	$—	$37,248	$—	$	TBD	$	TBD

ARE share of unconsolidated joint venture development projects (2)
27.5% of joint venture: 360 Longwood Avenue – Greater Boston/Longwood Medical Area	$34,923	$57,185	$8,009	$871	$4,916		$3,061		$108,965	9.3%	8.3%	8.9%
51.0% of joint venture: 1455/1515 Third Street – San Francisco Bay Area/Mission Bay (3)	$10,787	$57,090	$—	$21,129	$—	$	TBD	$	TBD	TBD	TBD	TBD
Total ARE share of unconsolidated joint venture development projects	$45,710	$114,275	$8,009	$22,000	$4,916	$	TBD	$	TBD

(1)
Our projected unlevered initial stabilized yield (cash basis) is based upon our share of the investment in real estate, including costs incurred directly by us outside of the joint venture. Development management fees earned from these development projects have been excluded from our estimate of unlevered yields.

(2)	See page 62 for additional information regarding our unconsolidated joint ventures.

(3)	The design and budget of this project are in process, and the estimated project costs with related yields are expected to be disclosed in the near future.

Current value-creation redevelopment projects

The following table sets forth our redevelopment projects as of March 31, 2015 (dollars in thousands):

				Leased Status							Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased			Negotiating		Total Leased/Negotiating
Property – Market/Submarket	In Service	CIP	Total	RSF		%	RSF	%	RSF	%
Consolidated redevelopment projects
225 Second Avenue – Greater Boston/Route 128 (1)	—	112,500	112,500	112,500		100%	—	—%	112,500	100%	1Q14	2Q15	2015
11055/11065/11075 Roselle Street – San Diego/Sorrento Valley (2)	23,936	31,277	55,213	41,163	(3)	75%	—	—%	41,163	75%	4Q13	2Q14	2015
Consolidated redevelopment projects	23,936	143,777	167,713	153,663		92%	—	—%	153,663	92%

	Investment					Unlevered
Property – Market/Submarket	March 31, 2015		Cost to Complete		Total at Completion	Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield
	In Service	CIP	2015	Thereafter
Consolidated redevelopment projects
225 Second Avenue – Greater Boston/Route 128	$—	$44,561	$2,109	$—	$46,670	9.0%	8.3%	8.3%
11055/11065/11075 Roselle Street – San Diego/Sorrento Valley	$7,118	$8,366	$2,866	$—	$18,350	8.0%	7.8%	7.9%
Consolidated redevelopment projects	$7,118	$52,927	$4,975	$—	$65,020

(1)	Redevelopment property to accommodate expansion of existing client tenant. Property was acquired in March 2014.

(2)	Redevelopment property to accommodate expansion of existing client tenant. Property was acquired in November 2013.

(3)	In the second quarter of 2014, we delivered 23,936 RSF to a life science company. We expect to deliver the remaining leased 17,227 RSF in the second quarter of 2015.

Near-term and future value-creation development projects in North America

The following table summarizes the components of the book value and square footage of our near-term and future value-creation development projects in North America as of March 31, 2015 (dollars in thousands, except per square foot amounts):

				Embedded Land (1)		Total
Property – Market/Submarket	Book Value	Square Feet	Cost Per Square Foot	Square Feet		Book Value	Square Feet	Cost Per Square Foot
Near-Term Value-Creation Development Projects – Land undergoing predevelopment activities (CIP)
100 Binney Street – Greater Boston/Cambridge (2)	$130,475	416,788	$313	—		$130,475	416,788	$313
510 Townsend Street – San Francisco Bay Area/SoMa	59,441	300,000	198	—		59,441	300,000	198
5200 Illumina Way – San Diego/University Town Center	9,198	386,044	24	—		9,198	386,044	24
10300 Campus Point Drive – San Diego/University Town Center	6,195	292,387	21	—		6,195	292,387	21
4796 Executive Drive – San Diego/University Town Center	4,805	61,755	78	—		4,805	61,755	78
400 Dexter Avenue North – Seattle/Lake Union	17,530	287,806	61	—		17,530	287,806	61
East 29th Street – New York City/Manhattan	—	—	—	420,000	(3)	—	420,000	—
Near-term value-creation development projects	$227,644	1,744,780	$130	420,000		227,644	2,164,780	105

Future Value-Creation Development Projects – Land held for development
Alexandria Center® at Kendall Square–Residential – Greater Boston/Cambridge (4)	$33,059	288,515	$115	—		33,059	288,515	115
Alexandria Technology Square® – Greater Boston/Cambridge	7,721	100,000	77	—		7,721	100,000	77
Grand Avenue – San Francisco Bay Area/South San Francisco (5)	45,056	397,132	113	—		45,056	397,132	113
560 Eccles Avenue – San Francisco Bay Area/South San Francisco (6)	17,655	144,000	123	—		17,655	144,000	123
ARE Sunrise – San Diego/Torrey Pines	—	—	—	133,000		—	133,000	—
1150/1165/1166 Eastlake Avenue East – Seattle/Lake Union (7)	33,078	266,266	124	—		33,078	266,266	124
Other	53,838	1,726,888	31	486,000		53,838	2,212,888	24
Future value-creation development projects	$190,407	2,922,801	$65	619,000		190,407	3,541,801	54

Total near-term and future value-creation development projects in North America				1,039,000		$418,051	5,706,581	$73

(1)
Embedded land generally represents adjacent land acquired in connection with the acquisition of operating properties. As a result, the real estate basis attributable to these land parcels is classified in rental properties.

(2)	Includes infrastructure-related costs consisting of utility access and roads, installation of storm drain systems, infiltration systems, traffic lighting/signals, streets, and sidewalks.

(3)
We hold a right to ground-lease a parcel supporting the future ground-up development of approximately 420,000 SF at the Alexandria Center® for Life Science pursuant to an option under our ground lease. We have begun discussions regarding this option and the potential to increase the site density beyond 420,000 SF.

(4)
Includes two residential sites at our Alexandria Center® at Kendall Square project. We have commenced construction on one residential building (270 Third Street) with 91 units aggregating approximately 105,000 gross square feet, which we expect to sell later in 2015. See the section titled “Real Estate Asset Sales” in “Value-Creation Projects and External Growth” under Item 2 of this report for further information.

(5)	Represents two additional land parcels located adjacent to/surrounding the recently developed 249/259/269 East Grand Avenue campus leased to Amgen Inc. in South San Francisco.

(6)	Represents an additional land parcel located nearby our 341/343 Oyster Point Boulevard properties and within walking distance of Roche’s campus in South San Francisco.

(7)	The cost per square foot for 1165 Eastlake Avenue East includes an existing structure that can substantially be incorporated into the development plans.

Summary of capital expenditures

The following table summarizes the total projected construction spending for the year ending December 31, 2015, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Nine Months Ending December 31, 2015
Current value-creation projects in North America:
Development (consolidated)	$190,000
Development (unconsolidated joint venture)	22,000
Redevelopment	4,975
Developments/redevelopments recently transferred to rental properties	62,025	(1)
Generic laboratory infrastructure/building improvement projects	41,000	(2)
Current value-creation projects in North America			320,000
Near-term value-creation projects			253,000			(3)
Value-creation projects			573,000
Non-revenue-enhancing capital expenditures and tenant improvements			11,000
Projected construction spending for the nine months ending December 31, 2015 (midpoint)			$584,000

Full Year Construction Spending Guidance	Year Ending December 31, 2015
Projected construction spending for the nine months ending December 31, 2015 (range)			$534,000	–	634,000
Actual construction spending for the three months ended March 31, 2015			111,343
Guidance range for the year ending December 31, 2015			$645,000	–	745,000

(1)
Includes spending for recently delivered projects, including 4757 Nexus Center Drive and 1616 Eastlake Avenue East, that may require additional construction prior to occupancy, generally ranging from 15,000 to 30,000 RSF of the project, plus amounts related to our recently completed development at 75/125 Binney Street.

(2)	Includes, among others, 3535 General Atomics Court, 9373 Town Center Drive, 5810/5820 Nancy Ridge Drive, 44 Hartwell Avenue, 19 Presidential Way, and 2525 East NC Highway 54.

(3)	See overview of our near-term value-creation projects on pages 53 and 57.

Capital Allocation
Projected Construction and Acquisition Spending in 2015 (1)

Mission Bay/
SoMa
25%
Torrey Pines/
UTC
10%
4%
Manhattan
14%
Other
47%
Cambridge

(1)	Includes actual and projected construction and acquisitions for the year ending December 31, 2015.

Our construction spending for the three months ended March 31, 2015, consisted of the following (in thousands):

Actual Construction Spending	Three Months Ended March 31, 2015
Development – North America	$64,488
Redevelopment – North America	14,262
Predevelopment	8,639
Generic laboratory infrastructure/building improvement projects in North America (1)	21,029
Development and redevelopment – Asia	2,925
Total construction spending	$111,343

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures shown in the table below.

The table below reconciles construction spending on an accrual basis to our additions to properties on a cash basis (in thousands):

Actual Construction Spending	Three Months Ended March 31, 2015
Construction spending (accrual basis)	$111,343
Change in accrued construction	(7,249)
Other	538
Additions to real estate (cash basis)	$104,632

The tables below show the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per square foot amounts):

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs	Three Months Ended March 31, 2015			Recent Average Per RSF (1)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$2,278	15,554,054	$0.15	$0.34

Tenant improvements and leasing costs:
Re-tenanted space	$1,171	69,530	$16.84	$13.48
Renewal space	4,604	419,756	10.97	7.40
Total tenant improvements and leasing costs/weighted average	$5,775	489,286	$11.80	$8.66

(1)	Represents the average of the years ended December 31, 2011, through December 31, 2014, and the three months ended March 31, 2015, annualized.

We expect our capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that undergo redevelopment) on a per square foot basis for the remainder of 2015 to be approximately similar to the recent average per RSF amounts shown in the preceding table.

Value-creation projects – commencement of development projects in North America

During the three months ended March 31, 2015, we commenced the ground-up development of a 530,477 RSF project at 50/60 Binney Street in our Cambridge submarket. The project is 98% leased or under negotiation, including 251,234 RSF, or 47% of the project, leased to Sanofi. See further information under “Current Consolidated Value-Creation Development Projects” above.

External growth – deliveries of value-creation development and redevelopment projects in North America

The following table presents deliveries of value-creation development and redevelopment projects, including our unconsolidated joint ventures, in North America during the three months ended March 31, 2015 (dollars in thousands):

	Placed into Service				% of Project In Service				Unlevered
			RSF in Service			Total Project			Average Cash Yield		Initial Stabilized Yield (Cash Basis)		Initial Stabilized Yield
						Leased/ Negotiating	Investment
Property/Market – Submarket	Date	RSF	Prior	Total
Consolidated development projects
75/125 Binney Street – Greater Boston/Cambridge	March 2015	388,270	—	388,270	100%	99%	$361,000	(1)	9.3%	(1)	8.4%	(1)	8.3%	(1)
430 East 29th Street – New York City/Manhattan	Various	43,209	241,417	284,626	68%	92%	$463,245		7.1%	(2)	6.6%	(2)	6.5%	(2)
3013/3033 Science Park Road – San Diego/Torrey Pines	Various	60,891	42,047	102,938	62%	81%	$104,790		7.7%	(2)	7.2%	(2)	7.1%	(2)

Unconsolidated joint venture development project
360 Longwood Avenue – Greater Boston/Longwood Medical Area	March 2015	2,107	155,524	157,631	38%	63%	$350,000		9.3%	(2)	8.3%	(2)	8.9%	(2)

(1)
Increase in yields and cost of completion compared to previously disclosed amounts. Previously disclosed estimated yields were 9.1% average cash yield, 8.0% for initial stabilized yield (cash basis), and 8.2% for initial stabilized yield and cost of completion was $351.4 million. The updated information reflects the final terms of our lease with ARIAD Pharmaceuticals, Inc., and excludes an additional $25 per RSF tenant improvement allowance available to the tenant in the future.  If the tenant elects to use this allowance, the total cost at completion could increase up to an additional $10 million with an increase in rental income and an estimated 0.1% increase in our initial stabilized yield from 8.3% to 8.4%.

(2)	Consistent with previously disclosed yields.

External growth – acquisitions

The following table presents acquisitions completed during the three months ended March 31, 2015 (dollars in thousands):

											Unlevered
Property – Market/Submarket		Date Acquired	Number of Properties		Purchase Price		Loan Assumption			Percentage Leased	Average Cash Yield		Initial Stabilized Yield (Cash)		Initial Stabilized Yield
	Type								RSF
640 Memorial Drive – Greater Boston/Cambridge	Operating	1/21/15	1		$176,500		$82,000	(1)	225,504	100.0%	6.8%		6.4%		7.5%
Alexandria Technology Square® (10% noncontrolling interest) – Greater Boston/Cambridge	Operating	1/21/15	7	(2)	108,250	(2)	—		1,181,635	99.5%	6.1%	(3)	5.4%	(3)	6.1%	(3)
			8		$284,750		$82,000		1,407,139

(1)	Represents a secured note payable with a contractual rate of 3.93% and a maturity date in 2023.

(2)
During the three months ended March 31, 2015, we executed an agreement to purchase the outstanding 10% noncontrolling interest in our 1.2 million RSF, flagship campus at Alexandria Technology Square® for $108.3 million. Upon execution of the purchase agreement, we recognized a liability representing the fair value of the aggregate consideration, primarily consisting of the $108.3 million purchase price. The first installment of $54.3 million was paid on April 1, 2015, and the second installment of $54.0 million is due on April 1, 2016. For additional information, refer to Note 11 – “Noncontrolling Interests” to our unaudited consolidated financial statements under Item 1 of this report.

(3)
We believe there is further upside in our projected returns as we anticipate significant rent growth from 81% of the leases contractually ending in the next five years. Additionally, we believe we can increase our 1.2 million RSF campus by an additional 100,000 RSF and further increase NOI. The campus is currently 99.5% occupied and subject to a long-term ground lease. After considering the $108.3 million purchase of the outstanding 10% noncontrolling interest in this flagship campus and the anticipated near and medium-term upside in NOI from rental rate growth and campus expansion, we estimate that we can enhance our unlevered yields on our aggregate investment in the campus over the next five years to 8.5% and 8.1% (cash).

Real estate asset sales

The following table presents real estate asset sales completed during the three months ended March 31, 2015, and pending and projected remainder/asset sales for the balance of 2015 (dollars in thousands):

Property – Market/Submarket	Date Sold	1Q15 Impairments		Number of Properties	Square Feet	Annual NOI (1)		Sales Price/NBV (2)
Dispositions in 1Q15
661 University Avenue – Canada/Toronto	January	$—		1	N/A	$(1,363)		$54,104			(3)
Other	January/March	14,510	(4)	2	196,859	(595)		14,335
Dispositions in 1Q15		$14,510				$(1,958)		68,439

Pending and projected remainder/asset sales
500 Forbes Boulevard – San Francisco Bay Area/ South San Francisco				1	155,685	$5,683		345,000 to 395,000
225 Binney Street – Greater Boston/Cambridge (target sale of 70% to 90% interest)				1	305,212	10,666	(5)
270 Third Street – Greater Boston/Cambridge (residential project under construction)				1	N/A	—
						$16,349

Other				3	166,441	$1,507	(6)	35,000

Completed and pending asset sales								450,000	to	500,000

Projected – remainder/asset sales (see summary on page 74)					TBD	TBD		165,000	to	195,000

Total dispositions completed and other sources of capital								$615,000	to	$695,000

(1)	Annualized using actual results for the quarter ended prior to date of sale or March 31, 2015, for pending and projected asset sales and other assets “held for sale” as of March 31, 2015.

(2)	Represents sale price for assets sold, estimated sale price for pending and projected asset sales, and net book value as of March 31, 2015, for other assets “held for sale.”

(3)
Represents land and land improvements that were subject to a ground lease prior to the sale with the Company as the lessee. Our annualized net operating loss of $1.4 million primarily represented ground rent expense. Prior to the the completion of the sale in January 2015, our land and land improvements were leased to a client tenant, and the client tenant was completing the construction of a 780,540 RSF building. Rental payments from the client tenant were anticipated to commence in the future upon completion and stabilization of the building.

(4)
During the three months ended March 31, 2015, we committed to the sale of a vacant 175,000 RSF building located in Hyderabad, India. Accordingly, we recognized an impairment charge of $14.5 million to reduce the property’s NBV to our estimate of its fair value less cost to sell of $12.4 million. The impairment is primarily related to $7.5 million of increased project costs incurred during a longer-than-anticipated government permitting process to address additional building zoning requirements that arose subsequent to our acquisition of the building, as well as $4.2 million of foreign exchange losses. We estimated that $8.1 million of additional capital expenditures would have been required to complete and lease the building.

(5)	Represents estimated 80% (mid-point of range from 70% to 90%) joint venture share of annualized NOI of $13.3 million for the entire property for the three months ended March 31, 2015.

(6)
Includes annualized net operating loss of $172 thousand related to one vacant building aggregating 21,940 RSF classified in discontinued operations in our accompanying consolidated statements of income. This is the only property classified in discontinued operations as of March 31, 2015.

Investments in unconsolidated joint ventures

360 Longwood Avenue
We are currently developing a building aggregating 413,536 RSF in the Longwood Medical Area of the Greater Boston market through an unconsolidated joint venture. We expect to earn unlevered yields on our share of the gross real estate in the joint venture as follows: (i) an initial stabilized yield of 8.9%, (ii) an initial stabilized yield (cash basis) of 8.3%, and (iii) average cash yield during the term of the initial leases of 9.3%. Our projected unlevered yields are based upon our share of the investment in real estate of the joint venture at completion of approximately $109.0 million, including costs incurred directly by us outside the joint venture. In addition to these yields, we will receive recurring monthly property management fees thereafter from this project. Construction management and other fees have been excluded from our estimate of unlevered yields. Refer to discussion at Note 3 – “Investments in Real Estate”.

1455/1515 Third Street
Alexandria and Uber entered into a joint venture agreement and acquired two land parcels supporting the development of two buildings aggregating 422,980 RSF at 1455/1515 Third Street in the Mission Bay submarket of the San Francisco Bay Area for a total purchase price of $125.0 million. We are in the process of finalizing the design and construction budget with Uber, and we expect to provide the total estimated cost at completion and estimate of yields in the near future. Refer to discussion at Note 3 – “Investments in Real Estate”.

The following table sets forth the information related to our 360 Longwood Avenue and 1455/1515 Third Street unconsolidated joint ventures as of March 31, 2015 (dollars in thousands):

Unconsolidated joint venture information Three months ended March 31, 2015
	360 Longwood Avenue			1455/1515 Third Street			Total ARE Share
	100%	ARE’s 27.5% Share	(1)	100%	ARE’s 51% Share	(1)		(1)
Revenue	$3,985	$1,174	(2)	$91	$47		$1,221
Rental operations	(1,063)	(295)		(130)	(66)		(361)
Interest	(11)	(4)		—	—		(4)
Depreciation and amortization	(579)	(214)		(132)	(68)		(282)
Net income (loss)	$2,332	$661		$(171)	$(87)		$574

Unconsolidated joint venture information As of March 31, 2015
	360 Longwood Avenue				1455/1515 Third Street			Total ARE Share
	100%		ARE’s 27.5% Share	(1)	100%	ARE’s 51% Share	(1)		(1)
Rental properties	$115,293		$34,923		$21,150	$10,787		$45,710
Construction in progress	187,704		57,185		107,746	57,090		114,275
Gross investments in real estate	302,997		92,108		128,896	67,877		159,985
Less: accumulated depreciation	(1,132)		(387)		(309)	(158)		(545)
Investments in real estate	301,865		91,721		128,587	67,719		159,440
Other assets	13,792		4,617		10,338	5,411		10,028
Total assets	$315,657		$96,338		$138,925	$73,130		$169,468

Secured notes payable	$166,467	(3)	$45,778		$—	$—		$45,778
Other liabilities	4,998		1,374		4,486	2,288		3,662
Total liabilities	171,465		47,152		4,486	2,288		49,440
Equity	144,192		49,186		134,439	70,842		120,028
Total liabilities and equity	$315,657		$96,338		$138,925	$73,130		$169,468

	RSF				RSF
Rental properties	157,631				—
Active development (CIP) (4)	255,905				422,980
Total	413,536				422,980

(1)
Amounts include costs incurred directly by us outside the joint ventures. We believe the information on our share of investments in unconsolidated joint ventures is useful information for investors as it provides our proportional share of the investments in real estate from all properties, including our share of the assets and liabilities of our unconsolidated joint ventures. This information also allows investors to estimate the impact of real estate investments and debt financing at the joint venture level.

(2)	Includes development fees earned.

(3)
Secured construction loan with an aggregate commitment of $213.2 million, which bears interest at LIBOR+3.75%, with a floor of 5.25%. The maturity date of the loan is April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(4)	See page 54 for further detail of our unconsolidated joint venture development projects.

Real estate investments in Asia

Our investments in real estate in Asia consisted of the following as of March 31, 2015:

	Number of Properties	ABR (in thousands)	Occupancy Percentage	Book Value (1) (in thousands)		Square Feet
Rental properties in China	2	$1,218	53.8%	$81,414		632,078
Rental properties in India	6	5,285	62.2	69,316		565,386
Rental properties in Asia	8	$6,503	57.8%	150,730		1,197,464

Land held for future development in India				79,938		6,419,707
Total investments in real estate in Asia				$230,668	(1)	7,617,171

(1) Includes cumulative unrealized foreign currency translation losses of approximately $39.7 million, of March 31, 2015.

Results of operations

Same Properties

As a result of changes within our total property portfolio, the financial data presented in the table in “Comparison of the Three Months Ended March 31, 2015, to the Three Months Ended March 31, 2014,” shows significant changes in revenue and expenses from period to period. In order to supplement an evaluation of our results of operations, we analyze the operating performance for all properties that were operating for the periods presented (“Same Properties”) separate from properties acquired subsequent to the beginning of the earliest period presented, properties currently undergoing development or redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from Same Properties results (“Non-Same Properties”). Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the Same Properties.

The following table presents information regarding our Same Properties for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Percentage change in NOI over comparable period from prior year	2.3%
Percentage change in NOI (cash basis) over comparable period from prior year	7.8%
Operating margin	69%
Number of Same Properties	164
RSF	13,997,782
Occupancy – current period average	96.0%
Occupancy – same period prior year average	95.4%

The following table reconciles the number of Same Properties to total properties for the three months ended March 31, 2015:

Development – current	Properties
50/60 Binney Street	2
430 East 29th Street	1
5200 Illumina Way – Building 6	1
3013/3033 Science Park Road	2
6040 George Watts Hill Drive	1
360 Longwood Avenue (unconsol. joint venture)	1
1455/1515 Third Street (unconsol. joint venture)	2
10

Development – deliveries since January 1, 2014	Properties
269 East Grand Avenue	1
499 Illinois Street	1
75/125 Binney Street	1
3

Redevelopment – current	Properties
225 Second Avenue	1
11055/11065 Roselle Street	2
3

Redevelopment – deliveries since January 1, 2014	Properties
11075 Roselle Street	1
10121 Barnes Canyon Road	1
2

Summary	Properties
Development – current	10
Development – deliveries	3
Redevelopment – current	3
Redevelopment – deliveries	2

Development/redevelopment – Asia	2

Acquisitions since January 1, 2014
3545 Cray Court	1
4025/4031/4045 Sorrento Valley Boulevard	3
9625 Towne Centre Drive	1
640 Memorial Drive	1

Properties “held for sale”	3
Total properties excluded from Same Properties	29

Same Properties	164

Total properties as of March 31, 2015	193

Comparison of the three months ended March 31, 2015, to the three months ended March 31, 2014

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenues:
Rental – Same Properties	$124,980	$123,169	$1,811	1.5%
Rental – Non-Same Properties	18,628	7,401	11,227	151.7
Total rental	143,608	130,570	13,038	10.0

Tenant recoveries – Same Properties	42,929	40,361	2,568	6.4
Tenant recoveries – Non-Same Properties	5,465	1,321	4,144	313.7
Total tenant recoveries	48,394	41,682	6,712	16.1

Other income – Same Properties	12	36	(24)	(66.7)
Other income – Non-Same Properties	4,739	3,898	841	21.6
Total other income	4,751	3,934	817	20.8

Total revenues – Same Properties	167,921	163,566	4,355	2.7
Total revenues – Non-Same Properties	28,832	12,620	16,212	128.5
Total revenues	196,753	176,186	20,567	11.7

Expenses:
Rental operations – Same Properties	51,413	49,709	1,704	3.4
Rental operations – Non-Same Properties	9,810	2,798	7,012	250.6
Total rental operations	61,223	52,507	8,716	16.6

Our share of NOI from unconsolidated joint ventures:
Joint venture NOI – Same Properties	—	—	—	—
Joint venture NOI – Non-Same Properties	860	—	860	100.0
Our share of NOI from unconsolidated joint ventures	860	—	860	100.0

NOI from continuing operations:
NOI – Same Properties	116,508	113,857	2,651	2.3
NOI – Non-Same Properties	19,882	9,822	10,060	102.4
Total NOI from continuing operations	136,390	123,679	12,711	10.3

Other expenses:
General and administrative	14,387	13,224	1,163	8.8
Interest	23,236	19,123	4,113	21.5
Depreciation and amortization	58,920	50,421	8,499	16.9
Impairment of real estate	14,510	—	14,510	100.0
	111,053	82,768	28,285	34.2
Less: our share of NOI from unconsolidated joint ventures	(860)	—	(860)	(100.0)
Equity in earnings of unconsolidated joint ventures	574	—	574	100.0
Income from continuing operations	$25,051	$40,911	$(15,860)	(38.8)%

NOI – Same Properties	$116,508	$113,857	$2,651	2.3%
Less: straight-line rent adjustments	(2,740)	(8,272)	5,532	(66.9)
NOI (cash basis) – Same Properties	$113,768	$105,585	$8,183	7.8%

Rental revenues

Total rental revenues for the three months ended March 31, 2015, increased by $13.0 million, or 10.0%, to $143.6 million, compared to $130.6 million for the three months ended March 31, 2014. The increase was primarily due to rental revenues from our Non-Same Properties, including development and redevelopment projects aggregating 793,788 RSF that were delivered after January 1, 2014, and operating properties aggregating 518,357 RSF that were acquired after January 1, 2014. In addition, rental revenues from our Same Properties for the three months ended March 31, 2015, increased by $1.8 million, or 1.5%, to $125.0 million, from $123.2 million for the three months ended March 31, 2014. Average occupancy of Same Properties increased by 60 bps to 96.0% for the three months ended March 31, 2015, from 95.4% for the three months ended March 31, 2014.

Tenant recoveries

Tenant recoveries for the three months ended March 31, 2015, increased by $6.7 million, or 16.1%, to $48.4 million, compared to $41.7 million for the three months ended March 31, 2014. This increase is consistent with an increase in our rental operating expenses of $8.7 million, or 16.6%. Same Properties tenant recoveries increased by $2.6 million, or 6.4%, primarily as a result of our continued increase in occupancy of Same Properties and an increase in Same Properties rental operating expenses of $1.7 million, or 3.4%. Rental operating expenses increased during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, due to higher repairs and maintenance, and higher utilities, including an increase in heating and snow removal expenses due to a more severe winter in 2015. Non-Same Properties tenant recoveries increased by $4.1 million as a result of a Non-Same Properties rental operating expense increase of $7.0 million.

Other income

Other income for the three months ended March 31, 2015 and 2014, consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Management fee income	$554	$726	$(172)
Interest and other income	485	862	(377)
Investment income	3,712	2,346	1,366
Total other income	$4,751	$3,934	$817

Rental operating expenses

Total rental operating expenses for the three months ended March 31, 2015, increased by $8.7 million, or 16.6%, to $61.2 million, compared to $52.5 million for the three months ended March 31, 2014. Approximately $7.0 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to recently completed development and redevelopment projects, and acquired operating properties as mentioned above. The remaining increase in rental operating expenses of $1.7 million was primarily due to the increase in occupancy and higher utilities and repairs and maintenance as described in “Tenant Recoveries” above.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2015, increased by $1.2 million, or 8.8%, to $14.4 million, compared to $13.2 million for the three months ended March 31, 2014. General and administrative expenses increased primarily due to higher expenses related to growth in both the depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses were relatively consistent at 0.7% and 0.6% for the trailing 12 months ended March 31, 2015 and 2014, respectively.

Interest expense

Interest expense for the three months ended March 31, 2015 and 2014, was as follows (in thousands):

	Three Months Ended March 31,
Component	2015	2014	Change
Secured notes payable	$7,709	$7,971	$(262)
Unsecured senior notes payable	17,405	11,240	6,165
Unsecured senior line of credit	2,072	2,039	33
Unsecured senior bank term loans	3,341	3,742	(401)
Interest rate swaps	505	3,490	(2,985)
Amortization of loan fees and other interest	3,175	2,654	521
Total interest incurred	34,207	31,136	3,071
Capitalized interest	(10,971)	(12,013)	1,042
Total interest expense	$23,236	$19,123	$4,113

Total interest expense increased by $4.1 million during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, as a result of a $3.1 million increase in interest incurred and a $1.0 million reduction in the amount of capitalization of interest related to development and redevelopment projects completed subsequent to January 1, 2014, as mentioned above.

The increase of $3.1 million in total interest incurred was primarily due to an increase in our weighted average interest rate from 3.09% as of March 31, 2014, to 3.17% as of March 31, 2015, and an approximate $0.7 billion increase in outstanding debt. Interest from unsecured senior notes payable increased by $6.2 million, offset by a decrease in interest from our secured notes payable, unsecured senior bank term loans, and interest rate swaps by an aggregate $3.6 million, as we continued to transition from variable-rate bank debt to long-term unsecured fixed-rate debt. Interest rate swaps aggregating $200.0 million with rates approximating 5.0% expired on March 31, 2014. In July 2014, we completed an offering of $700 million of unsecured senior notes payable with a weighted average interest rate of 3.50% and maturity of 9.6 years. Proceeds from our July 2014 offering were used to reduce our 2016 unsecured senior bank term loan (“2016 Unsecured Senior Bank Term Loan”) and reduce amounts outstanding under our unsecured senior line of credit.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2015, increased by $8.5 million, or 16.9%, to $58.9 million, compared to $50.4 million for the three months ended March 31, 2014. Depreciation increased primarily due to depreciation related to recently completed development and redevelopment projects, and recently acquired operating properties subsequent to January 1, 2014, as mentioned above.

Impairment of real estate

During the three months ended March 31, 2015, we determined that a 175,000 RSF life science building in Hyderabad, India, met the criteria for classification as “held for sale” and consequently recognized an impairment charge of $14.5 million to lower the carrying costs of the real estate to its estimated fair value less cost to sell, including an estimated $4.2 million foreign exchange loss. On March 26, 2015, we completed the sale of the vacant building for $12.4 million. For additional information, refer to the section titled “Sales of Real Estate Assets and Related Impairment Charges” in Note 3 - “Investments in Real Estate” to our accompanying consolidated financial statements under Item 1 of this report.

Equity in earnings from unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures of $574 thousand for the three months ended March 31, 2015, includes the results of our ground-up development project at 360 Longwood Avenue in Greater Boston. As of March 31, 2015, we had leased and delivered 157,631 RSF, primarily to our anchor client tenant, the Dana-Farber Cancer Institute, Inc. As of March 31, 2014, 255,905 RSF were still under construction.

Loss from discontinued operations

Loss from discontinued operations of $43 thousand and $162 thousand for the three months ended March 31, 2015 and 2014, includes the results of operations of one property that was classified as a discontinued operation as of March 31, 2015, as well as the results of operations (prior to disposition) and gain/loss on sales of real estate attributable to five properties sold subsequent to January 1, 2014.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we have updated guidance for EPS attributable to Alexandria’s common stockholders – diluted and FFO per share attributable to Alexandria’s common stockholders – diluted, each for the year ending December 31, 2015, as set forth in the table below.  The table below provides a reconciliation of FFO per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to EPS, the most directly comparable GAAP measure, and other key assumptions and key credit metrics included in our guidance for the year ending December 31, 2015.

Summary of Key Changes in Guidance		Description
FFO per share diluted	+ $0.02	Midpoint of range increased by $0.02 to $5.22 and narrowed range from $0.20 to $0.10, driven by strong rental rate increases on leasing activity
Net debt to Adjusted EBITDA – 4Q15 annualized	<7.0x	See below for summary of key changes to sources and uses of capital

(in thousands)
Uses of capital:	Midpoint	Description
Acquisition	$200,000
•    $200 million of incremental acquisitions of value-creation development opportunities primarily in the Mission Bay/SoMa submarket, including a $135 million non-cash transaction (tax-deferred structure)

Increase in uses of capital	$200,000

Sources of capital:
Non-cash acquisition	$135,000	• Partial repayment and refinancing of the outstanding $375 million 2016 Unsecured Senior Bank Term Loan
Increase in pending sales	85,000
Remainder/asset sales	180,000	• $200 million net reduction in debt from additional asset sales/remainder
Net reduction in debt	(200,000)
Net increase in sources of capital	$200,000

EPS and FFO Per Share Attributable to Alexandria’s Common Stockholders – Diluted
Earnings per share	$1.42 to $1.52
Add: depreciation and amortization	3.57
Add: impairment of real estate	0.20
Other	(0.02)
FFO per share	$5.17 to $5.27

Key Assumptions (Dollars in thousands)	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2015	96.9%	97.4%

Same properties performance:
NOI increase	0.5%	2.5%
NOI increase (cash basis)	5.0%	7.0%

Lease renewals and re-leasing of space:
Rental rate increases	14.0%	17.0%
Rental rate increases (cash basis)	8.0%	10.0%

Straight-line rent revenue	$45,000	$50,000
General and administrative expenses	$55,000	$59,000
Capitalization of interest	$35,000	$45,000
Interest expense	$106,000	$116,000

Key Credit Metrics
Net debt to Adjusted EBITDA – fourth quarter of 2015 annualized	<7.0x
Fixed charge coverage ratio – fourth quarter of 2015 annualized	3.0x to 3.5x
Non-income-producing assets as a percentage of gross investments in real estate as of December 31, 2015	10% to 15%

Net Debt to Adjusted EBITDA	Fixed Charge Coverage Ratio

7.2x
7.5x
7.5x
to
6.5x
< 7.0x
12/31/14
3/31/15
2015
Target Range
12/31/15
Goal

3.3x
3.3x
3.5x
to
3.0x
12/31/14
3/31/15
2015
Target Range

As of March 31, 2015, we had construction in progress related to our seven North American development projects and two North American redevelopment projects, respectively. The completion of these projects, along with recently delivered projects, certain future projects, and contributions from Same Properties, is expected to contribute significant increases in rental income, NOI, and cash flows. Operating performance assumptions related to the completion of our development and redevelopment projects in North America, including the timing of initial occupancy, stabilization dates, and initial stabilized yield, are included in the “Value-Creation Projects and External Growth” section of this report. Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the tables above and in the “Projected Construction Spending” table in the “Summary of Capital Expenditures” subsection of “Value-Creation Projects and External Growth” in this report.

The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs, because these project costs will no longer qualify for capitalization and these costs will be expensed as incurred. Our projection assumptions for Same Property NOI increase, rental rate increases, straight-line rents, general and administrative expenses, capitalization of interest, interest expense, and key credit metrics are included in the tables above and are subject to a number of variables and uncertainties, including those discussed under the “Forward-Looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7, of our annual report on Form 10-K for the year ended December 31, 2014. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

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

•	Manage the amount of debt maturing in a single year;

•	Mitigate unhedged variable-rate debt through the reduction of short-term and medium-term variable-rate bank debt;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund preferred stock and common stock dividends from net cash provided by operating activities;

•	Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate;

•	Maintain high levels of pre-leasing and percentage leased in value-creation projects; and

•	Maintain solid key credit metrics, including net debt to Adjusted EBITDA and fixed charge coverage ratio, with some variation from quarter to quarter and year to year.

$11.3 Billion Total Market Capitalization	Fixed and Variable Rate Debt

62.2%
3.3%
6.7%
15.5%
5.3%
3.7%
3.3%
Equity
Common
Preferred
Secured Debt
Notes Payable
Unsecured Debt
Senior Notes Payable
2019 Senior Bank Term Loan
Senior Line of Credit
2016 Senior Bank Term Loan

Fixed Rate/Hedged Variable Rate
81%
19%
Unhedged Variable Rate

Unsecured senior line of credit and unsecured senior bank term loans
We have unsecured bank debt totaling $1.40 billion as of March 31, 2015, under our 2016 Unsecured Senior Bank Term Loan, 2019 unsecured senior bank term loan (“2019 Unsecured Senior Bank Term Loan”), and amounts outstanding on our $1.5 billion unsecured senior line of credit. The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities.

	Balance as of March 31, 2015		As of March 31, 2015
Facility			Maturity Date (1)	Applicable Rate	Facility Fee
2016 Unsecured Senior Bank Term Loan	$375	million	July 2016 (2)	L+1.20%	N/A
2019 Unsecured Senior Bank Term Loan	$600	million	January 2019	L+1.20%	N/A
$1.5 billion unsecured senior line of credit	$421	million	January 2019	L+1.10%	0.20%

(1)	Includes any extension options that we control.

(2)	We expect to partially repay a portion of this loan and extend the maturity date to 2021.

The maturity date of the unsecured senior line of credit is January 2019, assuming we exercise our sole right to extend the stated maturity date, twice, by an additional six months after each exercise.  Borrowings under the unsecured senior line of credit bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement, plus in either case a specified margin, (“Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit is based on our existing credit rating as set by certain rating agencies. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate of LIBOR+1.10%. In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.20% based upon aggregate outstanding commitments.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of March 31, 2015, were as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Leverage Ratio	Less than or equal to 60.0%	37.4%
Secured Debt Ratio	Less than or equal to 45.0%	7.1%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x	3.14x
Unsecured Leverage Ratio	Less than or equal to 60.0%	41.8%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	7.84x

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

Unsecured senior notes payable
The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% unsecured senior notes (“2.75% Unsecured Senior Notes”), 3.90% unsecured senior notes (“3.90% Unsecured Senior Notes”), 4.60% unsecured senior notes (“4.60% Unsecured Senior Notes”), and 4.50% unsecured senior notes (“4.50% Unsecured Senior Notes”) as of March 31, 2015, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	42%
Secured Debt to Total Assets	Less than or equal to 40%	8%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x	6.2x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	233%

(1)	For definitions of the ratios, refer to the indenture at Exhibit 4.3 and related supplemental indentures at Exhibits 4.4, 4.7, 4.9, and 4.11, which are each listed in Item 6 of this report.

In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.

Sources and uses of capital

We expect that our principal liquidity needs for the year ending December 31, 2015, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (Dollars in thousands)	As of March 31, 2015	2015 Guidance
		Low	High
Sources of capital:
Net cash provided by operating activities after dividends	$31,000	$115,000	$135,000
Incremental debt	189,000	190,000	270,000
Non-cash acquisition	—	125,000	145,000
Remainder/asset sales (1)	68,000	615,000	695,000
Total sources of capital	$288,000	$1,045,000	$1,245,000

Uses of capital:
Construction	$111,000	$645,000	$745,000
Acquisitions	177,000	400,000	500,000
Total uses of capital	$288,000	$1,045,000	$1,245,000

Incremental debt:
Issuance of unsecured senior and other notes payable	$82,000	$385,000	$535,000
Borrowings under existing secured construction loans	30,000	80,000	130,000
Repayments of secured notes payable	(8,000)	(61,000)	(137,000)
Activity on unsecured senior line of credit/other	85,000	(214,000)	(258,000)
Incremental debt	$189,000	$190,000	$270,000

(1)	See page 61 for discussion on dispositions and other sources of capital.

The key assumptions behind the sources and uses of capital in the table above are a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed under the “Forward-Looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7, of our annual report on Form 10-K for the year ended December 31, 2014. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Net cash provided by operating activities after dividends

We expect to retain $115.0 million to $135.0 million of net cash flows from operating activities after payment of common stock and preferred stock dividends. For the year ending December 31, 2015, we expect the completion of our highly pre-leased value-creation projects, along with recently delivered projects, certain future projects, and contributions from Same Properties, to contribute significant increases in rental income, NOI, and cash flows. Refer to the “Cash Flows” section appearing elsewhere in this section of this quarterly report on Form 10-Q for a discussion of net cash provided by operating activities for the three months ended March 31, 2015.

Real estate sales

We continue the disciplined execution of selected sales of land, non-core operating assets, high-value “core-like” operating properties, and joint venture interests in high-value operating properties located in high barrier-to-entry submarkets. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

For additional information, refer to the section titled “Sales of Real Estate Assets and Related Impairment Charges” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report and the section titled “Real Estate Asset Sales” in “Value-Creation Projects and External Growth” under Item 2 of this report. The sale of non-strategic non-income-producing-assets and non-core/”core-like” operating assets provides a significant source of capital to fund our highly pre-leased value-creation development and redevelopment projects described above.

Liquidity

The following table presents the availability under our unsecured senior line of credit, secured construction loans, and cash and cash equivalents as of March 31, 2015 (dollars in thousands):

Description	Stated Rate	Total Commitments	Outstanding Balance	Remaining Commitments
$1.5 billion unsecured senior line of credit	LIBOR + 1.10%	$1,500,000	$421,000	$1,079,000
Secured construction loan	LIBOR + 1.50%	55,000	46,983	8,017
Secured construction loan	LIBOR + 1.40%	36,000	20,550	15,450
Secured construction loan	LIBOR + 1.35%	250,400	134,280	116,120
		$1,841,400	$622,813	1,218,587
Cash and cash equivalents				90,641
Total				$1,309,228

Debt

We expect to fund a significant portion of our capital needs in 2015 from the issuance of unsecured senior notes payable, borrowings available under existing secured construction loans, unsecured senior line of credit, new secured construction loans, and acquired secured notes payable.

In July 2014, we completed public offerings of $400 million aggregate principal amount and $300 million aggregate principal amount of unsecured senior notes payable at stated interest rates of 2.75% and 4.50%, respectively, at a weighted average interest rate of 3.50% and a weighted average tenor of 9.6 years. The 2.75% Unsecured Senior Notes were priced at 99.793% of the principal amount with a yield to maturity of 2.791% and are due January 15, 2020. The 4.50% Unsecured Senior Notes were priced at 99.912% of the principal amount with a yield to maturity of 4.508% and are due July 30, 2029. Both the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company. Both the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes rank equally in right of payment with all other senior unsecured indebtedness. However, the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes are subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P. Net proceeds of $694 million from the offering were used to reduce variable-rate debt, consisting of the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan and the reduction of $569 million of borrowings outstanding on our unsecured senior line of credit. In connection with the partial repayment of $125 million of our 2016 Unsecured Senior Bank Term Loan, we recognized a loss on the early extinguishment of debt related to the write-off of unamortized loan fees totaling $525 thousand. We expect to refinance our 2016 Unsecured Senior Bank Term Loan and extend the maturity date to 2021.

Refer to the “Liquidity” section for a discussion of our secured construction loans and unsecured senior line of credit.

Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our acquired debt completed in January 2015 related to 640 Memorial Drive.

Secured construction loans

Refer to Note 6 – “Secured and Unsecured Senior Debt,” to our unaudited consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q for a discussion of our secured construction loans.

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.

Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended unsecured line of credit agreement, plus, in either case, the Applicable Margin. The “Eurocurrency Rate” specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate of LIBOR +1.10%. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

Cash and cash equivalents

As of March 31, 2015, and December 31, 2014, we had $90.6 million and $86.0 million, respectively, of cash and cash equivalents.  We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and certain capital expenditures, including expenditures related to construction activities.

Restricted cash

Restricted cash consisted of the following as of March 31, 2015, and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Funds held in trust under the terms of certain secured notes payable	$21,118	$19,350
Funds held in escrow related to construction projects and investing activities	32,540	4,539
Other restricted funds	3,046	2,995
Total	$56,704	$26,884

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

We also hold an interest, together with certain third parties, in a joint venture that is not consolidated in our financial statements. The following table presents information related to debt held by our unconsolidated joint venture (dollars in thousands):

Loan Collateral	Total Commitments	Total Outstanding	Partners’ Share	ARE’s 27.5% Share	Maturity Date		Interest Rate
360 Longwood Avenue	$213,200	$166,467	$120,689	$45,778	4/1/17	(1)	5.25%	(2)

(1)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(2)	Secured construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%.

Uses of capital

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, predevelopment, and construction of properties. In North America, we currently have development projects under way for 2,308,726 RSF of office/laboratory and tech office space, including two unconsolidated joint venture development projects. We also have two projects undergoing redevelopment in North America aggregating 167,713 RSF. We incur construction costs related to development, redevelopment, predevelopment, and other construction activities and additional project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to Item 2 – “Summary of Capital Expenditures” for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred.  Capitalized interest for the three months ended March 31, 2015 and 2014, of $11.0 million and $12.0 million, respectively, is classified in investments in real estate.  Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred, during the period an asset is undergoing activities to prepare it for its intended use.  We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, aggregating $3.5 million and $4.7 million for the three months ended March 31, 2015 and 2014, respectively. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease, the asset is transferred out of construction in progress and classified as rental property.  Also, if vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel is classified as land held for future development.  Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, predevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $1.6 million for the three months ended March 31, 2015.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during three months ended March 31, 2015 and 2014, were $8.5 million and $8.5 million, respectively, of which $2.8 million and $3.4 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Acquisitions

Refer to the “External Growth – Acquisitions” section.

Contractual obligations and commitments

Contractual obligations as of March 31, 2015, consisted of the following (in thousands):

		Payments by Period
	Total	2015	2016-2017	2018-2019	Thereafter
Secured and unsecured debt (1) (2)	$3,901,592	$53,448	$850,922	$1,031,064	$1,966,158
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	709,807	84,029	189,073	165,371	271,334
Estimated interest payments on variable-rate debt (4)	24,785	3,475	13,042	8,268	—
Ground lease obligations	580,892	8,423	22,590	21,203	528,676
Other obligations	7,895	1,085	3,054	3,756	—
Total	$5,224,971	$150,460	$1,078,681	$1,229,662	$2,766,168

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the consolidated balance sheets.

(2)	Payment dates include any extension options that we control.

(3)
Estimated interest payments on our fixed-rate debt and hedged variable-rate debt are based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt are based on the interest rates in effect as of March 31, 2015.

Secured notes payable

Secured notes payable as of March 31, 2015, consisted of 14 notes secured by 33 properties. Our secured notes payable typically require monthly payments of principal and interest and had weighted average interest rates of approximately 4.30% as of March 31, 2015. The total book values of rental properties, land held for future development, and construction in progress securing debt were approximately $1.6 billion as of March 31, 2015. As of March 31, 2015, our secured notes payable, including unamortized discounts, were composed of approximately $482.7 million and $277.8 million of fixed and variable-rate debt, respectively.

Estimated interest payments

Estimated interest payments on our fixed-rate debt and hedged variable-rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates. As of March 31, 2015, approximately 81% of our debt was fixed-rate debt or variable-rate debt subject to interest rate swap agreements.  Refer to Note 7 – “Interest Rate Swap Agreements”, to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q for further information. The remaining 19% of our debt as of March 31, 2015, was unhedged variable-rate debt based primarily on LIBOR.  Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of March 31, 2015.  Refer to additional information regarding our debt under Note 6 – “Secured and Unsecured Senior Debt”, to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q.

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

We have entered into master derivative agreements with each counterparty. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc., form) define certain terms between us and each of our counterparties to address and minimize certain risks associated with our interest rate swap agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, our interest rate swap agreements are spread among various counterparties. As of March 31, 2015, the largest aggregate notional amount of the interest rate swap agreements in effect at any single point in time with an individual counterparty was $250.0 million. If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable-rate
LIBOR-based debt that are higher than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate swap agreements.

Ground lease obligations

Ground lease obligations as of March 31, 2015, included leases for 28 of our properties, which accounted for approximately 15% of our total number of properties and two land development parcels.  Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $9.9 million as of March 31, 2015, our ground lease obligations have remaining lease terms ranging from 40 to 100 years, including extension options. Refer to Note 12 – “Commitments and Contingencies,” to our consolidated financial statements appearing in the annual report on Form 10-K for further information on our ground leases.

Commitments

As of March 31, 2015, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $559.9 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We are also committed to funding approximately $83.2 million for certain investments over the next several years. We have one joint venture with a commitment to contribute our share of equity into this joint venture to complete the project. The additional funding commitment as of March 31, 2015, for this joint venture was pending completion of the final design of the building. Our other joint venture does not have a commitment to contribute additional equity. In addition, we have letters of credit and performance obligations of $11.0 million primarily related to our construction management requirements.

We have minimum development requirements under project development agreements with government entities for some of our future value-creation projects. As of March 31, 2015, we had land and land improvements with an aggregate book value of $23.1 million for which we had construction commitment obligations aggregating approximately 300,000 RSF and 100,000 RSF that need to be fulfilled by 2016 and 2017, respectively. The estimated cost to develop these projects is approximately $125 to $175 per square foot. If we do not meet, extend, or eliminate these commitments, we may default under our existing agreements. The government entities, in turn, have certain obligations to us under those project development agreements. We are working with these entities to fulfill or amend certain existing obligations in a mutually beneficial manner.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in our cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Net cash provided by operating activities	$106,841	$73,259	$33,582
Net cash used in investing activities	$(170,052)	$(162,719)	$(7,333)
Net cash provided by financing activities	$67,671	$106,474	$(38,803)

Operating activities

Cash flows provided by operating activities for the three months ended March 31, 2015 and 2014, consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Net cash provided by operating activities	$106,841	$73,259	$33,582
(Less) add: changes in operating assets and liabilities	(16,590)	8,861	(25,451)
Net cash provided by operating activities before changes in operating assets and liabilities	$90,251	$82,120	$8,131

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our client tenants, the delivery of development projects, the timing and delivery of redevelopment projects, and the timing of acquisitions of operating properties. Net cash provided by operating activities for the three months ended March 31, 2015, increased to $106.8 million, compared to $73.3 million for the three months ended March 31, 2014.  Net cash provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2015, increased by $8.1 million, or 9.9%, to $90.3 million, compared to $82.1 million for the three months ended March 31, 2014.  This increase was primarily attributable to an increase in our Same Properties NOI (cash basis) of $8.2 million, or 7.8%, to $113.8 million for the three months ended March 31, 2015, compared to $105.6 million for the three months ended March 31, 2014. In addition, the increase in operating cash flows was attributable to our delivery of development and redevelopment projects aggregating 793,788 RSF that were delivered after January 1, 2014, and operating properties aggregating 518,357 RSF that were acquired in North America after January 1, 2014. These increases were partially offset by the sale of five non-strategic properties aggregating 259,205 RSF over the same period.

Investing activities

Cash flows used in investing activities for the three months ended March 31, 2015 and 2014, consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Proceeds from sales of real estate	$67,616	$—	$67,616
Additions to real estate	(104,632)	(111,587)	6,955
Purchase of real estate	(93,938)	(42,338)	(51,600)
Investment in unconsolidated real estate entities	(2,539)	(747)	(1,792)
Deposits for investing activities	(28,000)	—	(28,000)
Other	(8,559)	(8,047)	(512)
Net cash used in investing activities	$(170,052)	$(162,719)	$(7,333)

The change in net cash used in investing activities for the three months ended March 31, 2015, is primarily due to a higher use of cash for property acquisitions offset by a higher source of cash from property dispositions and lower capital expenditures incurred on our development and redevelopment projects. The increase in cash used in investing activities was also driven by deposits during the three months ended March 31, 2015, for future acquisitions.

Value-creation opportunities and external growth

For information on our key development and redevelopment projects for the three months ended March 31, 2015, refer to “Development, Redevelopment, and Future Value-Creation Projects” located earlier within Item 2 of this report.

Financing activities

Cash flows provided by financing activities for the three months ended March 31, 2015 and 2014, consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Borrowings from secured notes payable	$29,585	$51,030	$(21,445)
Repayments of borrowings from secured notes payable	(7,934)	(210,844)	202,910
Principal borrowings from unsecured senior line of credit	167,000	360,000	(193,000)
Repayments of borrowings from unsecured senior line of credit	(50,000)	(58,000)	8,000
Total changes related to debt	138,651	142,186	(3,535)

Dividend payments	(59,542)	(55,185)	(4,357)
Contributions by noncontrolling interests	340	19,410	(19,070)
Distributions to noncontrolling interests	(9,846)	(988)	(8,858)
Other	(1,932)	1,051	(2,983)
Net cash provided by financing activities	$67,671	$106,474	$(38,803)

Secured construction loans

Refer to Note 6 – “Secured and Unsecured Senior Debt”, to our consolidated financial statements (unaudited) appearing elsewhere in this quarterly report on Form 10-Q for a discussion of our secured construction loans.

Dividends

During the three months ended March 31, 2015 and 2014, we paid the following dividends (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Common stock dividends	$53,295	$48,714	$4,581
Series D Preferred Stock dividends	4,150	4,375	(225)
Series E Preferred Stock dividends	2,097	2,096	1
	$59,542	$55,185	$4,357

The increase in dividends paid on our common stock was primarily due to an increase in the related dividends to $0.74 per common share for the three months ended March 31, 2015, from $0.70 per common share for the three months ended March 31, 2014.

Inflation

As of March 31, 2015, approximately 95% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 94% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indexes.  Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation.  An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2014, for a discussion of our critical accounting policies, which include rental properties, net; land held for future development; CIP, discontinued operations; impairment of long-lived assets; capitalization of costs; accounting for investments; interest rate swap agreements; recognition of rental income and tenant recoveries; and monitoring of client tenant credit quality.  There were no significant changes to these policies during the three months ended March 31, 2015.

Non-GAAP measures

FFO and FFO, as adjusted

GAAP basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the NAREIT established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  Moreover, we believe that FFO, as adjusted, is also helpful because it allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences caused by investment and disposition decisions, financing decisions, terms of securities, capital structures, and capital market transactions.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper and related implementation guidance (“NAREIT White Paper”).  The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Impairments of real estate relate to decreases in the fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.  Impairments of real estate represent the write-down of assets when fair value over the recoverability period is less than the carrying value.  We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper, plus losses on early extinguishment of debt, preferred stock redemption charges, impairments of real estate - land parcels, impairments of investments, and the amount of such items that is allocable to our unvested restricted stock awards.  Our calculations of both FFO and FFO, as adjusted, may differ from those methodologies utilized by other equity REITs for similar performance measurements, and, accordingly, may not be comparable to those of other equity REITs.  Our computation of FFO, as adjusted, further adds back impairment write-downs of non-depreciable real estate. Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including funds available to make distributions.

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

AFFO is not intended to represent cash flow for the period, and is intended only to provide an additional measure of performance. We believe that net income attributable to Alexandria’s common stockholders is the GAAP financial measure most comparable to AFFO.  We believe that AFFO is a widely recognized measure of the operations of equity REITs, and presenting AFFO will enable investors to assess our performance in comparison to other equity REITs.  However, other equity REITs may use different methodologies for calculating AFFO and, accordingly, our AFFO may not be comparable to AFFO calculated by other equity REITs.  AFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

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

	Three Months Ended March 31,
(In thousands)	2015	2014
Net income attributable to Alexandria’s common stockholders	$17,786	$32,709
Depreciation and amortization (1)	59,202	50,421
Impairment of real estate – rental properties	14,510	—
Amount attributable to noncontrolling interests/ unvested restricted stock awards:
Net income	975	1,569
FFO	(1,141)	(1,629)
FFO attributable to Alexandria’s common stockholders – basic and diluted (2)	91,332	83,070
Non-revenue-enhancing capital expenditures:
Building improvements	(2,278)	(1,780)
Tenant improvements and leasing commissions	(5,775)	(4,053)
Straight-line rent revenue (1)	(10,697)	(11,882)
Straight-line rent expense on ground leases	363	711
Amortization of acquired below market leases	(933)	(816)
Amortization of loan fees (1)	2,835	2,561
Amortization of debt (premiums) discounts	(82)	205
Stock compensation expense	3,690	3,228
Allocation to unvested restricted stock awards	118	94
AFFO attributable to Alexandria’s common stockholders – diluted	$78,573	$71,338

(1)	Includes our share of consolidated and unconsolidated joint venture amounts.

(2)	Calculated in accordance with standards established by the NAREIT White Paper and related implementation guidance.

The following table presents a reconciliation of earnings per share attributable to Alexandria’s common stockholders – basic, to FFO per share attributable to Alexandria’s common stockholders – diluted, FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted, and AFFO per share attributable to Alexandria’s common stockholders – diluted, for the periods below. Amounts in the table below include our share of unconsolidated joint venture amounts.

	Three Months Ended March 31,
	2015	2014
Earnings per share attributable to Alexandria’s common stockholders – basic and diluted	$0.25	$0.46
Depreciation and amortization	0.83	0.71
Impairment of real estate – rental properties	0.20	—
FFO per share attributable to Alexandria’s common stockholders – basic and diluted (1)	1.28	1.17
Non-revenue-enhancing capital expenditures:
Building improvements	(0.03)	(0.03)
Tenant improvements and leasing commissions	(0.08)	(0.06)
Straight-line rent revenue	(0.15)	(0.17)
Straight-line rent expense on ground leases	0.01	0.01
Amortization of acquired below market leases	(0.01)	(0.01)
Amortization of loan fees	0.03	0.04
Stock compensation expense	0.05	0.05
AFFO per share attributable to Alexandria’s common stockholders – diluted	$1.10	$1.00

Weighted average shares of common stock outstanding for calculating FFO, FFO, as adjusted, and AFFO per share attributable to Alexandria’s common stockholders – basic and diluted	71,366	71,073

(1)	Calculated in accordance with standards established by the NAREIT White Paper and related implementation guidance.

Adjusted EBITDA

EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance.  We use adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis.  Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, deal costs, and impairments (“Adjusted EBITDA”). We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments, including our share from our unconsolidated joint ventures.  By excluding interest expense and gains or losses on early extinguishment of debt, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries.  We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that adjusting for the effects of gains or losses on sales of real estate and land parcels, deal costs, and impairments provides useful information by excluding certain items that are not representative of our core operating results.  These items are dependent upon historical costs, and are subject to judgmental inputs and the timing of our decisions.  EBITDA and Adjusted EBITDA have limitations as measures of our performance.  EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments.  While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity.  Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended		Year Ended
	3/31/15	12/31/14	12/31/14
Net income (loss)	$25,008	$(6,030)	$106,778
Interest expense:
Consolidated	23,236	22,188	79,299
Unconsolidated joint ventures	4	35	35
Total interest expense	23,240	22,223	79,334
Income taxes	1,122	—	—
Depreciation and amortization:
Continuing operations	58,920	57,973	224,096
Unconsolidated joint ventures	282	329	329
Total depreciation and amortization	59,202	58,302	224,425
EBITDA	108,572	74,495	410,537
Stock compensation expense	3,690	4,624	13,996
Loss on early extinguishment of debt	—	—	525
Gain on sales of real estate – rental properties	—	(1,838)	(1,838)
Gain on sales of real estate – land parcels	—	(5,598)	(6,403)
Impairment of real estate	14,510	51,675	51,675
Adjusted EBITDA	$126,772	$123,358	$468,492

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

	Three Months Ended		Year Ended
	3/31/15	12/31/14	12/31/14
Adjusted EBITDA	$126,772	$123,358	$468,492
Add back: operating loss from discontinued operations	43	116	605
Adjusted EBITDA – excluding discontinued operations	$126,815	$123,474	$469,097

Total revenues	$196,753	$188,674	$726,877
Adjusted EBITDA margins	64%	65%	65%

Fixed charge coverage ratio

The fixed charge coverage ratio is the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy financing obligations and preferred stock dividends.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest and unconsolidated joint venture cash interest, less amortization of loan fees and amortization of debt premiums/discounts. The fixed charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this quarterly report on Form 10-Q for the three months ended March 31, 2015, and on our annual report on Form 10-K, as of December 31, 2014.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges (dollars in thousands):

	Three Months Ended		Year Ended
	3/31/15	12/31/14	12/31/14
Adjusted EBITDA	$126,772	$123,358	$468,492

Interest expense	$23,240	$22,188	$79,299
Add: capitalized interest	10,971	11,665	47,105
Less: amortization of loan fees	(2,835)	(2,822)	(10,912)
Add: unconsolidated joint venture cash interest	588	—	—
Less: amortization of debt premiums (discounts)	82	(17)	(117)
Cash interest	32,046	31,014	115,375
Dividends on preferred stock	6,247	6,284	25,698
Fixed charges	$38,293	$37,298	$141,073

Fixed charge coverage ratio:
– period annualized	3.3x	3.3x	3.3x
– trailing 12 months	3.3x	3.3x	3.3x

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage.  Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash.  Beginning with the three months ended March 31, 2015, our calculation includes our share of unconsolidated joint venture debt and cash. See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of March 31, 2015 and 2014 (dollars in thousands):

	As of		As of
	March 31, 2015		December 31, 2014
Secured notes payable:
Consolidated	$760,476		$652,209
Unconsolidated joint ventures	45,778		—
Total secured notes payable	806,254		652,209
Unsecured senior notes payable	1,747,450		1,747,370
Unsecured senior line of credit	421,000		304,000
Unsecured senior bank term loans	975,000		975,000
Cash and cash equivalents:
Consolidated	(90,641)		(86,011)
Unconsolidated joint ventures	(5,186)		—
Total cash and cash equivalents	(95,827)		(86,011)
Less: restricted cash	(56,704)		(26,884)
Net debt	$3,797,173		$3,565,684

Adjusted EBITDA:
– quarter annualized	$507,088		$493,432
– trailing 12 months	$481,743		$468,492

Net debt to Adjusted EBITDA:
– quarter annualized	7.5	x	7.2	x
– trailing 12 months	7.9	x	7.6	x

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

Unencumbered NOI as a percentage of total NOI from continuing operations

Unencumbered NOI as a percentage of total NOI from continuing operations is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets, as it primarily reflects those income and expense items that are incurred at the unencumbered property level.  We use unencumbered NOI as a percentage of total NOI from continuing operations, including our share from unconsolidated joint ventures, in order to assess our compliance with our financial covenants under our debt obligations, because the measure serves as a proxy for a financial measure under such debt obligations.  Unencumbered NOI is derived from assets classified in continuing operations, including our share from unconsolidated joint ventures, that are not subject to any mortgage, deed of trust, lien, or other security interest as of the period for which income is presented.  See the reconciliation of NOI to income from continuing operations in “Results of Operations.”

The following table summarizes unencumbered NOI as a percentage of total NOI for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Unencumbered NOI	$111,957	$103,096
Encumbered NOI	24,433	20,583
Total NOI from continuing operations	$136,390	$123,679
Unencumbered NOI as a percentage of total NOI	82%	83%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans, after considering the effect of our interest rate swap agreements, secured debt, and unsecured senior notes payable as of March 31, 2015 (in thousands):

Annualized impact to future earnings due to variable-rate debt:
Rate increase of 1%	$(5,493)
Rate decrease of 1%	$968
Effect on fair value of total consolidated debt and interest rate swap agreements:
Rate increase of 1%	$(158,814)
Rate decrease of 1%	$157,261

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in existence on March 31, 2015.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss).  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of March 31, 2015 (in thousands):

Equity price risk:
Fair value increase of 10%	$28,306
Fair value decrease of 10%	$(28,306)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income (loss) as a separate component of total equity.  Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings, and the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of March 31, 2015 (in thousands):

Impact of potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$(178)
Rate decrease of 10%	$178
Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$26,411
Rate decrease of 10%	$(26,411)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Our exposure to market risk elements for the three months ended March 31, 2015, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2015, we had performed an evaluation, under the supervision of our CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A.  Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014.  Those risk factors could materially affect our business, financial condition, and results of operations.  The risks that we describe in our public filings are not the only risks that we face.  Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

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

10.1*
Amended and Restated Executive Employment Agreement, effective as of January 1, 2015, by and between the Company and Joel S. Marcus, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 7, 2015.

10.2*	Amended and Restated 1997 Stock Award and Incentive Plan of the Company, dated March 27, 2015, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 2, 2015.
12.1	Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014 (unaudited), (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2015 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2015.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)