Form 10-Q
period 2015-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2015-07-29
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 15, 2015, 72,307,596 shares of common stock, par value $.01 per share, were outstanding.

GLOSSARY

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ABR	Annualized Base Rent
AFFO	Adjusted Funds from Operations
bps	Basis Points
CIP	Construction in Progress
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FFO	Funds from Operations
GAAP	U.S. Generally Accepted Accounting Principles
HVAC	Heating, Ventilation, and Air Conditioning
LEED®	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
NAREIT	National Association of Real Estate Investment Trusts
NAV	Net Asset Value
NBV	Net Book Value
NOI	Net Operating Income
NYSE	New York Stock Exchange
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SoMa	South of Market (submarket of the San Francisco market)
U.S.	United States
VIE	Variable Interest Entity

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Investments in real estate	$7,442,875	$7,226,016
Cash and cash equivalents	68,617	86,011
Restricted cash	44,191	26,884
Tenant receivables	9,279	10,548
Deferred rent	257,427	234,124
Deferred leasing and financing costs	210,709	201,798
Investments	360,614	236,389
Other assets	131,179	114,266
Total assets	$8,524,891	$8,136,036

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$771,435	$652,209
Unsecured senior notes payable	1,747,531	1,747,370
Unsecured senior line of credit	624,000	304,000
Unsecured senior bank term loans	950,000	975,000
Accounts payable, accrued expenses, and tenant security deposits	531,612	489,085
Dividends payable	61,194	58,814
Total liabilities	4,685,772	4,226,478

Commitments and contingencies

Redeemable noncontrolling interests	14,248	14,315

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series D cumulative convertible preferred stock	237,163	237,163
Series E cumulative redeemable preferred stock	130,000	130,000
Common stock	717	715
Additional paid-in capital	3,371,016	3,461,189
Accumulated other comprehensive income (loss)	83,980	(628)
Alexandria’s stockholders’ equity	3,822,876	3,828,439
Noncontrolling interests	1,995	66,804
Total equity	3,824,871	3,895,243
Total liabilities, noncontrolling interests, and equity	$8,524,891	$8,136,036

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental	$151,805	$134,992	$295,413	$265,562
Tenant recoveries	49,594	40,944	97,988	82,626
Other income	2,757	466	7,508	4,400
Total revenues	204,156	176,402	400,909	352,588

Expenses:
Rental operations	62,250	52,353	123,473	104,860
General and administrative	14,989	13,836	29,376	27,060
Interest	26,668	17,433	49,904	36,556
Depreciation and amortization	62,171	57,314	121,091	107,735
Impairment of real estate	—	—	14,510	—
Loss on early extinguishment of debt	189	—	189	—
Total expenses	166,267	140,936	338,543	276,211

Equity in earnings of unconsolidated joint ventures	541	—	1,115	—
Income from continuing operations	38,430	35,466	63,481	76,377
Loss from discontinued operations	—	(147)	(43)	(309)
Gain on sales of real estate – land parcels	—	797	—	797
Net income	38,430	36,116	63,438	76,865

Dividends on preferred stock	(6,246)	(6,472)	(12,493)	(12,943)
Net income attributable to noncontrolling interests	(263)	(1,307)	(755)	(2,502)
Net income attributable to unvested restricted stock awards	(630)	(405)	(1,113)	(779)
Net income attributable to Alexandria’s common stockholders	$31,291	$27,932	$49,077	$60,641

EPS attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.44	$0.39	$0.69	$0.85
Discontinued operations	—	—	—	—
EPS – basic and diluted	$0.44	$0.39	$0.69	$0.85

Dividends declared per share of common stock	$0.77	$0.72	$1.51	$1.42

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$38,430	$36,116	$63,438	$76,865
Other comprehensive income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during the period	55,401	(2,734)	83,836	16,045
Reclassification adjustment for losses included in net income	1,362	406	2,465	406
Unrealized gains (losses) on marketable securities, net	56,763	(2,328)	86,301	16,451

Unrealized (losses) gains on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(1,225)	(2,526)	(4,238)	(3,914)
Reclassification adjustment for amortization of losses to interest expense included in net income	710	1,123	1,215	4,613
Unrealized (losses) gains on interest rate swap agreements, net	(515)	(1,403)	(3,023)	699

Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(1,507)	5,915	(7,778)	2,809
Reclassification adjustment for losses included in net income	—	—	9,236	—
Unrealized (losses) gains on foreign currency translation, net	(1,507)	5,915	1,458	2,809

Total other comprehensive income	54,741	2,184	84,736	19,959
Comprehensive income	93,171	38,300	148,174	96,824
Less: comprehensive income attributable to noncontrolling interests	(237)	(1,307)	(883)	(2,502)
Comprehensive income attributable to Alexandria’s common stockholders	$92,934	$36,993	$147,291	$94,322

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2014	$237,163	$130,000	71,463,876	$715	$3,461,189	$—	$(628)	$66,804	$3,895,243	$14,315
Net income	—	—	—	—	—	62,683	—	227	62,910	528
Total other comprehensive income	—	—	—	—	—	—	84,608	128	84,736	—
Contributions by noncontrolling interests	—	—	—	—	—	—	—	340	340	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(595)
Issuances of common stock	—	—	56,874	1	5,051	—	—	—	5,052	—
Issuances pursuant to stock plan	—	—	168,054	1	12,032	—	—	—	12,033	—
Purchase of noncontrolling interest	—	—	—	—	(48,463)	—	—	(65,504)	(113,967)	—
Dividends declared on common stock	—	—	—	—	—	(108,983)	—	—	(108,983)	—
Dividends declared on preferred stock	—	—	—	—	—	(12,493)	—	—	(12,493)	—
Distributions in excess of earnings	—	—	—	—	(58,793)	58,793	—	—	—	—
Balance as of June 30, 2015	$237,163	$130,000	71,688,804	$717	$3,371,016	$—	$83,980	$1,995	$3,824,871	$14,248

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$63,438	$76,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,091	107,735
Loss on early extinguishment of debt	189	—
Gain on sales of real estate – land parcels	—	(797)
Impairment of real estate	14,510	—
Equity in earnings from unconsolidated joint ventures	(1,115)	—
Distributions of earnings from unconsolidated joint ventures	648	—
Amortization of loan fees	5,723	5,304
Amortization of debt (premiums) discounts	(182)	136
Amortization of acquired below-market leases	(1,939)	(1,434)
Deferred rent	(23,193)	(24,619)
Stock compensation expense	7,744	6,304
Investment gains	(13,710)	(6,225)
Investment losses	7,877	5,240
Changes in operating assets and liabilities:
Restricted cash	110	—
Tenant receivables	1,243	(735)
Deferred leasing costs	(24,503)	(17,452)
Other assets	(4,921)	(5,916)
Accounts payable, accrued expenses, and tenant security deposits	(1,610)	85
Net cash provided by operating activities	151,400	144,491

Investing Activities
Proceeds from sales of real estate	92,455	17,868
Additions to real estate	(226,302)	(210,792)
Purchase of real estate	(137,493)	(97,785)
Deposits for investing activities	(15,501)	—
Change in restricted cash related to construction projects	—	5,650
Investment in unconsolidated real estate joint ventures	(3,182)	(1,405)
Additions to investments	(52,738)	(25,358)
Sales of investments	22,474	8,794
Repayment of notes receivable	4,247	29,851
Net cash used in investing activities	$(316,040)	$(273,177)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2015	2014
Financing Activities
Borrowings from secured notes payable	$42,867	$77,762
Repayments of borrowings from secured notes payable	(10,075)	(219,427)
Borrowings from unsecured senior line of credit	915,000	637,000
Repayments of borrowings from unsecured senior line of credit	(595,000)	(270,000)
Repayments of borrowings from unsecured senior bank term loans	(25,000)	—
Change in restricted cash related to financing activities	(1,520)	1,212
Payment of loan fees	(3,559)	(310)
Proceeds from the issuance of common stock	5,052	—
Dividends on common stock	(106,603)	(98,867)
Dividends on preferred stock	(12,493)	(12,943)
Contributions by noncontrolling interests	340	19,410
Distributions to and purchases of noncontrolling interests	(61,890)	(1,983)
Net cash provided by financing activities	147,119	131,854

Effect of foreign exchange rate changes on cash and cash equivalents	127	837

Net (decrease) increase in cash and cash equivalents	(17,394)	4,005
Cash and cash equivalents as of the beginning of period	86,011	57,696
Cash and cash equivalents as of the end of period	$68,617	$61,701

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$44,332	$31,922

Non-Cash Investing Activities
Change in accrued construction	$(27,469)	$592
Assumption of secured notes payable in connection with purchase of real estate	$(82,000)	$(48,329)

Non-Cash Financing Activities
Payable for purchase of noncontrolling interest	$(52,672)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Background

As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities Inc., and its consolidated subsidiaries.

Alexandria Real Estate Equities, Inc. (NYSE:ARE) is a self-administered, and self-managed office REIT uniquely focused on collaborative science and technology campuses in urban innovation clusters with a total market capitalization of $10.7 billion as of June 30, 2015, and an asset base of 31.1 million square feet, including 18.8 million RSF of operating and current value-creation projects, as well as an additional 12.3 million square feet of near-term and future ground-up value-creation development projects. Alexandria pioneered this niche in 1994 and has since established a dominant market presence in AAA locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse client tenant base. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide its innovative client tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria, please visit our website at www.are.com.

Our asset base consisted of the following, as of June 30, 2015:

Square Feet
Operating properties	16,822,194
Current value-creation projects (includes unconsolidated joint ventures)	1,995,729
Total operating and current value-creation projects	18,817,923

Near-term value-creation projects (CIP)	2,026,669
Future value-creation projects:
North America	3,807,375
Asia	6,419,707
10,227,082

Near-term and future value-creation projects	12,253,751

Total	31,071,674

As of June 30, 2015:

•	Investment-grade client tenants represented approximately 53% of our total annualized base rent;

•
Approximately 94% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other indices;

•
Approximately 96% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent; and

•
Approximately 94% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

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

2.	Basis of presentation and summary of significant accounting policies (continued)

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

In certain circumstances, we may enter into joint venture arrangements with outside partners. On a quarterly basis, we evaluate each joint venture arrangement under the VIE model, and if the entity is determined not to be a VIE, we then evaluate the entity under the voting model to determine if the entity should be consolidated.

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

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary using qualitative analyses. Factors considered include, but are not limited to, the purpose and design of the VIE, risks that the VIE was designed to create and pass through, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, our ability to participate in policy-making decisions, and the rights of the other investors to participate in the decision-making process and/or liquidate the venture, if applicable. We consolidate VIEs whenever we determine that we are the primary beneficiary.

If an entity is determined not to be a VIE, we then evaluate such entity under the voting model. Under the voting model, if we are the general partner or managing member, or have a similar role that can direct the operations of the entity, we have a presumption that we control the entity and we should consolidate regardless of our ownership percentage. If we determine that the other equity holders have any one of the following rights, it is assumed that we do not control the entity and therefore should not consolidate the entity: (i) the substantive ability to dissolve the entity or remove us from the lead role of the entity or (ii) substantive rights that allow them to participate in the activities that most significantly impact the entity’s economic performance.

As of June 30, 2015, we had two joint ventures that did not meet the requirements for consolidation and were accounted for under the equity method of accounting. Refer to Note 3 – “Investments in Real Estate,” appearing elsewhere in this quarterly report on Form 10-Q, for further information on our unconsolidated joint ventures.

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

Investments in real estate and properties classified as “held-for-sale”

We recognize real estate acquired (including the intangible value of above- or below-market leases, acquired in-place leases, client tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date.  If there is a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term of an in-place lease, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew.  When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider its impact in determining the intangible value of such lease and its related amortization period.  The value of tangible assets acquired is based upon our estimation of value on an as-if-vacant basis.  The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases, considering market conditions at the acquisition date of the acquired in-place lease.  We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property.  We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.  Acquisition-related costs related to the acquisition of businesses, including real estate acquired with in-place leases, are expensed as incurred.

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements, an estimated life of 20 years for land improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment. The values of acquired above- and below-market leases are amortized over the terms of the related leases and recognized as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.

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

A property is classified as “held-for-sale” when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation of assets ceases upon designation of a property as “held-for-sale.” Prior to our adoption of the new discontinued operations accounting standard on October 1, 2014, the operations of properties “held-for-sale” were classified as discontinued operations in our consolidated statements of income.

Subsequent to the adoption of the new discontinued operations accounting standard on October 1, 2014, if the disposal of the property represents a strategic shift that has (or will have) a major effect on our operations or financial results, such as (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity, then the operations of the property “held-for-sale,” including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and therefore will typically not meet the criteria for classification as discontinued operations.

2.	Basis of presentation and summary of significant accounting policies (continued)

Impairment of long-lived assets

Long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the amount of a long-lived asset may not be recoverable.  The amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles, are assessed by project and include significant fluctuations in estimated rental revenues less rental operating expenses, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors.  We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.  Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value.  If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used.  We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

We use the “held-for-sale” impairment model for our properties classified as “held-for-sale.”  The “held-for-sale” impairment model is different from the held-and-used impairment model.  Under the “held-for-sale” impairment model, an impairment loss is recognized if the amount of the long-lived asset classified as “held-for-sale” exceeds its fair value less cost to sell.  Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as “held-for-sale.”

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

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities primarily involved in the science industry.  All of our investments in actively traded public companies are considered “available-for-sale” and are reflected in the accompanying consolidated balance sheets at fair value.  Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income.  The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date.  The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income.  Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities are accounted for under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.  Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%.  As of June 30, 2015, and December 31, 2014, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

Recognition of rental income and tenant recoveries

Rental income from leases is recognized on a straight-line basis over the respective lease terms.  We classify amounts currently recognized as income, and expected to be received in later years as deferred rent in the accompanying consolidated balance sheets.  Amounts received currently but recognized as income in future years are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets.  We commence recognition of rental income at the date the property is ready for its intended use and the client tenant takes possession or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants.  Tenant receivables are expected to be collected within one year.  We may maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due.  If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent.  As of June 30, 2015, and December 31, 2014, we had no allowance for uncollectible tenant receivables and deferred rent.

Monitoring client tenant credit quality

During the term of each lease, we monitor the credit quality of our client tenants by (i) reviewing the credit rating of client tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the client tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our client tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a team of employees who, among them, have graduate and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the science and technology industries, as well as in finance. Our research team is responsible for assessing and monitoring the credit quality of our client tenants and any material changes in their credit quality.

Other income

The following is a summary of the other income in the accompanying consolidated statements of income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Management fee income	$257	$916	$811	$1,642
Interest and other income	379	911	864	1,773
Investment income (loss)	2,121	(1,361)	5,833	985
Total other income	$2,757	$466	$7,508	$4,400

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its shareholders annually and meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for calendar years 2010 through 2013.

2.	Basis of presentation and summary of significant accounting policies (continued)

Recent accounting pronouncements

In February 2015, the FASB issued an Accounting Standards Update that requires reporting entities to evaluate whether they should consolidate certain legal entities. The Accounting Standards Update modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. This Accounting Standards Update affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships. The Accounting Standards Update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the Accounting Standards Update by (i) using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or (ii) applying the amendments retrospectively. We are currently assessing the potential impact that the adoption of the Accounting Standards Update will have on our consolidated financial statements.

In April 2015, the FASB issued an Accounting Standards Update that requires reporting entities to present debt issuance costs as a direct deduction from the face amount of the related note payable presented in the balance sheet. The Accounting Standards Update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity is required to apply the amendments in the Accounting Standards Update retrospectively to all prior periods. We are currently assessing the potential impact that the adoption of the Accounting Standards Update will have on our consolidated financial statements.

3.	Investments in real estate

Our investments in real estate consisted of the following as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Land (related to rental properties)	$683,670	$624,681
Buildings and building improvements	6,690,157	6,171,504
Other improvements	234,393	192,128
Rental properties	7,608,220	6,988,313

Current value-creation projects/Construction in progress (CIP):
Current development in North America	409,619	500,894
Current redevelopment in North America	—	42,482
Current development in Asia	—	14,065
	409,619	557,441

Rental properties and current value-creation projects	8,017,839	7,545,754

Near-term value-creation projects in North America (CIP):
Alexandria Center® at Kendall Square – Binney Street (1)	140,488	321,907
Other projects	105,623	107,471
	246,111	429,378

Future value-creation projects:
North America	183,984	175,175
Asia	78,911	78,548
	262,895	253,723

Near-term and future value-creation projects	509,006	683,101

Value-creation pipeline	918,625	1,240,542

Gross investments in real estate	8,526,845	8,228,855
Equity method of accounting – unconsolidated joint ventures	121,055	117,406
Gross investments in real estate – including unconsolidated joint ventures	8,647,900	8,346,261
Less: accumulated depreciation	(1,205,025)	(1,120,245)
Investments in real estate	$7,442,875	$7,226,016

(1)	Includes amounts related to 100 Binney Street as of June 30, 2015, and 50, 60, and 100 Binney Street as of December 31, 2014.

Acquisitions

During the six months ended June 30, 2015, we acquired real estate and real estate related assets with an aggregate purchase price of $327.2 million, consisting of one operating property, including the assumption of debt, two land parcels, and the outstanding noncontrolling interest related to seven operating properties.

3.	Investments in real estate (continued)

Sales of real estate assets and related impairment charges

In June 2015, we completed the sale of 270 Third Street, a residential development project with 91 units at our Alexandria Center® at Kendall Square in our Cambridge submarket in Greater Boston, for a sales price of $43.0 million. The net proceeds of $25.5 million reflect the assumption by the buyer of the cost to complete the construction of $17.5 million. The net proceeds from the sale approximated our carrying amount.

During the three months ended March 31, 2015, we completed the sale of our land and land improvements at 661 University Avenue in Toronto, Canada, for $54.1 million. In December 2014, we recognized an impairment charge of $16.6 million to lower the carrying costs of this property to its estimated fair value less cost to sell, including an estimated $5.0 million foreign exchange loss. Also, during the three months ended March 31, 2015, we sold a 21,859 RSF rental property located in Pennsylvania for $1.9 million. The sales price less cost to sell for this property approximated its carrying value at the time of sale and resulted in no gain or loss on sale.

During the three months ended December 31, 2014, we placed into service a 175,000 RSF building in Hyderabad, India. We completed a probability-weighted cash flow analysis for this building, inclusive of the estimated costs to complete, and determined that the estimated undiscounted cash flows exceeded the carrying amount of the building as of December 31, 2014.

During the three months ended March 31, 2015, we determined that this building in Hyderabad, India, met the criteria for classification as “held-for-sale,” including, among others, the following: (i) management committed to sell the real estate and executed a purchase and sale agreement on March 23, 2015, and (ii) management determined that the sale was probable within one year. Upon classification as “held for sale,” we recognized an impairment charge of $14.5 million to lower the carrying costs of the real estate to its estimated fair value less cost to sell, including an estimated $4.2 million foreign exchange loss. On March 26, 2015, we completed the sale of the building to the Indian multispecialty healthcare provider for $12.4 million.

As a result of our sales in Canada and India discussed above, our statement of comprehensive income reflects an aggregate $9.2 million of losses that we realized during the six months ended June 30, 2015, related to foreign currency exchange translation losses, noted above, that were previously classified in accumulated other comprehensive income (loss) on our accompanying consolidated balance sheets.

Current value-creation development and redevelopment projects

As of June 30, 2015, we had eight ground-up development projects, including two unconsolidated joint venture development projects, in process in North America. The projects at completion will aggregate 2.6 million RSF. An aggregate of 2.0 million RSF are currently in construction in progress, with the remainder already placed into service.

Investments in unconsolidated joint ventures

Refer to our consolidation policy described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies,” regarding the following two unconsolidated joint ventures.

360 Longwood Avenue

We are currently developing a building aggregating 413,536 RSF in our Longwood Medical submarket of the Greater Boston market through an unconsolidated joint venture. The cost at completion for this unconsolidated joint venture real estate project is approximately $350.0 million. As of June 30, 2015, the project was 63% leased and 209,628 RSF, or 51%, has been placed in service. The joint venture has a secured construction loan with commitments aggregating $213.2 million, $170.5 million of which was outstanding as of June 30, 2015. The remaining cost to complete the development is expected to be funded primarily from the remaining commitments of $42.7 million under the secured construction loan. The secured construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%. The maturity date of the loan is April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

We have a 27.5% interest in this unconsolidated joint venture that we account for under the equity method of accounting. Our investment under the equity method of accounting was $49.7 million as of June 30, 2015, and is classified in investments in real estate in our accompanying consolidated balance sheets.

3.	Investments in real estate (continued)

1455/1515 Third Street

In September 2014, Alexandria and Uber Technologies, Inc. (“Uber”), entered into a joint venture agreement and acquired two land parcels supporting the development of two buildings aggregating 422,980 RSF at 1455/1515 Third Street in the Mission Bay submarket of the San Francisco market for a total purchase price of $125.0 million. We have a 51% interest and Uber has a 49% interest in this unconsolidated joint venture. The purchase price was funded by contributions into the joint venture by Uber and us. We account for our investment in this joint venture under the equity method of accounting. Our investment under the equity method of accounting was $71.3 million as of June 30, 2015, and was classified in investments in real estate in our accompanying consolidated balance sheets. The project is expected to be funded by equity contributions from Uber and us. The joint venture may also fund a portion of the project with proceeds from a secured construction loan. The project is 100% leased to Uber for a 15-year term.

Near-term value-creation projects in North America (CIP)

Land undergoing predevelopment activities is classified as CIP and is undergoing activities prior to commencement of construction of aboveground building improvements.  We generally will not commence ground-up development of any parcels without first securing pre-leasing for such space, except when there is solid market demand.  If aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as future value-creation projects.  Our objective with predevelopment is to reduce the time it takes to deliver projects to prospective client tenants.  Additionally, during predevelopment, we focus on the design of cost-effective buildings with generic and reusable infrastructure to accommodate single-tenancy and multi-tenancy. As of June 30, 2015, we had $246.1 million of land undergoing predevelopment activities in North America aggregating 2.0 million square feet.

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

Future value-creation projects

Future value-creation projects represent land that we plan to develop in the future, but for which, as of each period presented, no construction or predevelopment activities were ongoing. As a result, interest, property taxes, insurance, and other costs are expensed as incurred. As of June 30, 2015, we had $262.9 million of land held for future development supporting an aggregate of 10.2 million square feet of ground-up development.

4.	Investments

Our investments in privately held entities are primarily accounted for under the cost method. Our investments in publicly traded companies are principally marketable equity securities that are accounted for as “available-for-sale” marketable equity securities that are carried at their fair values.  Investments in “available-for-sale” marketable equity securities with gross unrealized losses as of June 30, 2015, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary; accordingly, there are no other-than-temporary impairments in accumulated other comprehensive income related to “available-for-sale” marketable equity securities as of June 30, 2015, or December 31, 2014.

The following table summarizes our investments as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
“Available-for-sale” marketable equity securities, cost basis	$33,897	$21,898
Unrealized gains	139,459	53,625
Unrealized losses	(791)	(1,258)
“Available-for-sale” marketable equity securities, at fair value	172,565	74,265
Investments accounted for under cost method	188,049	162,124
Total investments	$360,614	$236,389

The following table outlines our investment income (loss), which is classified in other income in the accompanying consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment gains	$7,773	$2,185	$13,710	$6,225
Investment losses	(5,652)	(3,546)	(7,877)	(5,240)
Investment income (loss)	$2,121	$(1,361)	$5,833	$985

5.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.  This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity.  In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2015 and 2014.

5.	Fair value measurements (continued)

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2015, and December 31, 2014 (in thousands):

		June 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale” marketable equity securities	$172,565	$172,565	$—	$—
Interest rate swap agreements	$19	$—	$19	$—
Liabilities:
Interest rate swap agreements	$3,951	$—	$3,951	$—

		December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale” marketable equity securities	$74,265	$74,265	$—	$—
Liabilities:
Interest rate swap agreements	$909	$—	$909	$—

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.  Our “available-for-sale” marketable equity securities and our interest rate swap agreements have been recognized at fair value.  Refer to Note 7 – “Interest Rate Swap Agreements,” for further details on our interest rate swap agreements. The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely accepted valuation techniques, including discounted cash flow analyses of “significant other observable inputs” such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings.  Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.  Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of June 30, 2015, and December 31, 2014, the book and estimated fair values of our “available-for-sale” marketable equity securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Book Value	Fair Value	Book Value	Fair Value
Assets:
“Available-for-sale” marketable equity securities	$172,565	$172,565	$74,265	$74,265
Interest rate swap agreements	$19	$19	$—	$—

Liabilities:
Interest rate swap agreements	$3,951	$3,951	$909	$909
Secured notes payable	$771,435	$801,330	$652,209	$693,338
Unsecured senior notes payable	$1,747,531	$1,782,455	$1,747,370	$1,793,255
Unsecured senior line of credit	$624,000	$624,207	$304,000	$304,369
Unsecured senior bank term loans	$950,000	$953,387	$975,000	$976,010

Fair value measurements for other than on a non-recurring basis

Refer to Note 3 – “Investments in Real Estate” and Note 11 – “Noncontrolling Interests.”

6.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of June 30, 2015 (dollars in thousands):

	Fixed-Rate/Hedged Variable-Rate	Unhedged Variable-Rate	Total Consolidated	Percentage of Total Debt	Weighted-Average Interest Rate at End of Period (1)	Weighted-Average Remaining Term (in years)
Secured notes payable	$480,340	$291,095	$771,435	18.8%	4.25%	2.9
Unsecured senior notes payable	1,747,531	—	1,747,531	42.7	3.98	7.8
$1.5 billion unsecured senior line of credit	—	624,000	624,000	15.2	1.22	3.5
2019 Unsecured Senior Bank Term Loan	600,000	—	600,000	14.7	1.71	3.5
2021 Unsecured Senior Bank Term Loan	350,000	—	350,000	8.6	1.52	5.5
Total/weighted average	$3,177,871	$915,095	$4,092,966	100.0%	3.07%	5.4
Percentage of total debt	78%	22%	100%

(1)
Represents the weighted-average interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted-average interest rate excludes bank fees and amortization of loan fees.

6.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal maturities as of June 30, 2015 (dollars in thousands):

	Stated Rate		Weighted- Average Interest Rate(1)	Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,
Debt						2015	2016	2017	2018	2019	Thereafter	Total
Secured notes payable
Greater Boston, San Francisco, and San Diego	5.73%		5.73%	1/1/16		$914	$75,501	$—	$—	$—	$—	$76,415
Greater Boston, San Diego, and New York City	5.82		5.82	4/1/16		494	29,389	—	—	—	—	29,883
San Diego	5.74		3.00	4/15/16		88	6,916	—	—	—	—	7,004
San Francisco	L+1.40		1.59	6/1/16	(3)	—	20,631	—	—	—	—	20,631
San Francisco	L+1.50		1.69	7/1/16	(4)	—	47,183	—	—	—	—	47,183
San Francisco	6.35		6.35	8/1/16		1,313	126,715	—	—	—	—	128,028
Maryland	2.17		2.17	1/20/17		—	—	76,000	—	—	—	76,000
Greater Boston	L+1.35		1.54	8/23/17	(5)	—	—	147,281	—	—	—	147,281
San Diego, Maryland, and Seattle	7.75		7.75	4/1/20		800	1,696	1,832	1,979	2,138	104,352	112,797
San Diego	4.66		4.66	1/1/23		703	1,464	1,540	1,614	1,692	31,674	38,687
Greater Boston	3.93		3.10	3/10/23		—	—	—	1,091	1,505	79,404	82,000
San Francisco	6.50		6.50	7/1/36		10	19	20	22	23	728	822
Unamortized premiums						367	610	573	588	595	1,971	4,704
Secured notes payable weighted-average/subtotal	4.37%		4.25			4,689	310,124	227,246	5,294	5,953	218,129	771,435

2019 Unsecured Senior Bank Term Loan	L+1.20%		1.71	1/3/19		—	—	—	—	600,000	—	600,000
2021 Unsecured Senior Bank Term Loan	L+1.10%		1.52	1/15/21		—	—	—	—	—	350,000	350,000
$1.5 billion unsecured senior line of credit	L+1.10%	(6)	1.22	1/3/19		—	—	—	—	624,000	—	624,000
Unsecured senior notes payable	2.75%		2.79	1/15/20		—	—	—	—	—	400,000	400,000
Unsecured senior notes payable	4.60%		4.61	4/1/22		—	—	—	—	—	550,000	550,000
Unsecured senior notes payable	3.90%		3.94	6/15/23		—	—	—	—	—	500,000	500,000
Unsecured senior notes payable	4.50%		4.51	7/30/29		—	—	—	—	—	300,000	300,000
Unamortized discounts						(165)	(337)	(350)	(362)	(375)	(880)	(2,469)
Unsecured debt weighted-average/subtotal			2.79			(165)	(337)	(350)	(362)	1,223,625	2,099,120	3,321,531
Weighted-average/total			3.07%			$4,524	$309,787	$226,896	$4,932	$1,229,578	$2,317,249	$4,092,966

Balloon payments						$—	$304,713	$223,281	$—	$1,224,000	$2,304,466	$4,056,460
Principal amortization						4,524	5,074	3,615	4,932	5,578	12,783	36,506
Total consolidated debt						$4,524	$309,787	$226,896	$4,932	$1,229,578	$2,317,249	$4,092,966

Fixed-rate/hedged variable-rate debt						$4,524	$241,973	$3,615	$4,932	$605,578	$2,317,249	$3,177,871
Unhedged variable-rate debt						—	67,814	223,281	—	624,000	—	915,095
Total consolidated debt						$4,524	$309,787	$226,896	$4,932	$1,229,578	$2,317,249	$4,092,966

(1)
Represents the weighted-average interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted-average interest rate excludes bank fees and amortization of loan fees.

(2)	Includes any extension options that we control.

(3)	We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions.

(4)	We have a one-year option to extend the stated maturity date to July 1, 2017, subject to certain conditions.

(5)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

(6)
Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate of LIBOR+1.10%. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20%, based on the aggregate commitments outstanding.

6.	Secured and unsecured senior debt (continued)

Interest expense

The following table summarizes interest expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross interest	$35,105	$28,735	$69,312	$59,871
Capitalized interest	(8,437)	(11,302)	(19,408)	(23,315)
Interest expense	$26,668	$17,433	$49,904	$36,556

Amendment of unsecured senior bank term loan

In June 2015, we completed a partial principal repayment of $25.0 million and extended the maturity of the remaining $350.0 million unsecured senior bank term loan (“2021 Unsecured Senior Bank Term Loan”) from July 31, 2015, to June 30, 2019, subject to our option to extend the maturity up to three times upon the satisfaction of certain conditions, for an additional term of six months for the first and second extensions and for an additional term ending on January 15, 2021, for the third extension. In addition, we reduced the applicable interest rate margin with respect to borrowings outstanding under the loan to LIBOR+1.10% from LIBOR+1.20%. In conjunction with the amendment of our 2021 Unsecured Senior Bank Term Loan and the principal repayment, we recognized a loss on early extinguishment of debt aggregating $189 thousand related to the write-off of a portion of unamortized loan fees.

Secured construction loans

In June 2015, we exercised the first of two, one-year extensions on a $47.2 million secured construction loan, which extended the maturity date from July 1, 2015, to July 1, 2016.

The following table summarizes our secured construction loans as of June 30, 2015 (dollars in thousands):

Market	Stated Rate	Maturity Date		Outstanding Balance	Remaining Commitments	Total Commitments
San Francisco	L+1.40%	6/1/16	(1)	$20,631	$15,369	$36,000
San Francisco	L+1.50%	7/1/16	(2)	47,183	7,817	55,000
Greater Boston	L+1.35%	8/23/17	(3)	147,281	103,119	250,400
				$215,095	$126,305	$341,400

(1)	We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions.

(2)	We have a one-year option to extend the stated maturity date to July 1, 2017, subject to certain conditions.

(3)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

7.	Interest rate swap agreements

We use interest rate swap agreements to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans.  The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings.  During the six months ended June 30, 2015 and 2014, our interest rate swap agreements were 100% effective; as a result, no hedge ineffectiveness was recognized in earnings.  Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income (loss). Amounts classified in accumulated other comprehensive income (loss) are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings.  During the next 12 months, we expect to reclassify approximately $2.4 million in accumulated other comprehensive income (loss) to earnings as an increase to interest expense. As of June 30, 2015, and December 31, 2014, the fair values of our interest rate swap agreements aggregating an asset balance were classified in other assets, and those aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 5 – “Fair Value Measurements.” Under our interest rate swap agreements, we have no collateral posting requirements.

The Company has agreements with certain of its derivative counterparties that contain a provision wherein (i) the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness; or (ii) if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company had breached any of these provisions as of June 30, 2015, it could have been required to settle its obligations under the agreements at their termination value of $4.0 million.

We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of June 30, 2015 (dollars in thousands):

		Number of Contracts	Weighted-Average Interest Pay Rate (1)	Fair Value as of 6/30/15	Notional Amount in Effect as of
Effective Date	Maturity Date				6/30/15	12/31/15	12/31/16	12/31/17
December 31, 2014	March 31, 2016	3	0.53%	$(804)	$500,000	$500,000	$—	$—
March 31, 2015	March 31, 2016	7	0.42%	(370)	450,000	450,000	—	—
March 31, 2016	March 31, 2017	9	1.25%	(2,501)	—	—	800,000	—
March 31, 2017	March 31, 2018	4	1.76%	(257)	—	—	—	200,000
Total				$(3,932)	$950,000	$950,000	$800,000	$200,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin for borrowings outstanding as of June 30, 2015. Borrowings under our 2019 unsecured senior bank term loan (“2019 Unsecured Senior Bank Term Loan”) include an applicable margin of 1.20%, and borrowings outstanding under our unsecured senior line of credit and 2021 Unsecured Senior Bank Term Loan include an applicable margin of 1.10%.

During July 2015, we executed the following additional interest rate swap agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

		Number of Contracts	Weighted-Average Interest Pay Rate (1)	Fair Value as of 6/30/15	Notional Amount in Effect as of
Effective Date	Maturity Date				6/30/15	12/31/15	12/31/16	12/31/17
March 31, 2017	March 31, 2018	3	1.51%	none	$—	$—	$—	$150,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin for borrowings outstanding as of June 30, 2015. Borrowings under our 2019 Unsecured Senior Bank Term Loan include an applicable margin of 1.20%, and borrowings outstanding under our unsecured senior line of credit and 2021 Unsecured Senior Bank Term Loan include an applicable margin of 1.10%.

8. Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Accounts payable and accrued expenses	$126,510	$127,828
Accrued construction	59,849	91,110
Acquired below-market leases	28,135	8,810
Conditional asset retirement obligations	8,912	9,108
Deferred rent liabilities	27,780	36,231
Interest rate swap liabilities	3,951	909
Prepaid rent and tenant security deposits	202,372	193,699
Other liabilities (1)	74,103	21,390
Total	$531,612	$489,085

(1)
Our June 30, 2015, balance includes a $54.0 million liability related to the second installment payment for our acquisition of the remaining noncontrolling interest in our 1.2 million RSF flagship campus at Alexandria Technology Square®. For additional information, refer to Note 11 – “Noncontrolling Interests” to our unaudited consolidated financial statements under Item 1 of this report.

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

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method.  Our 7% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) is not a participating security, and is not included in the computation of EPS using the two-class method.  Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.  Diluted EPS is computed using the weighted-average shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We had no dilutive securities outstanding during the three and six months ended June 30, 2015 and 2014.

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations	$38,430	$35,466	$63,481	$76,377
Gain on sales of real estate – land parcels	—	797	—	797
Dividends on preferred stock	(6,246)	(6,472)	(12,493)	(12,943)
Net income attributable to noncontrolling interests	(263)	(1,307)	(755)	(2,502)
Net income attributable to unvested restricted stock awards	(630)	(405)	(1,113)	(779)
Income from continuing operations attributable to Alexandria’s common stockholders – basic and diluted	31,291	28,079	49,120	60,950
Loss from discontinued operations	—	(147)	(43)	(309)
Net income attributable to Alexandria’s common stockholders – basic and diluted	$31,291	$27,932	$49,077	$60,641

Weighted-average shares of common stock outstanding – basic and diluted	71,412	71,126	71,389	71,100

EPS attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.44	$0.39	$0.69	$0.85
Discontinued operations	—	—	—	—
EPS – basic and diluted	$0.44	$0.39	$0.69	$0.85

9.	Stockholders’ equity (continued)

10.	Stockholders’ equity

“At the market” common stock offering program

During the three months ended June 30, 2015, we sold an aggregate of 56,874 shares of common stock for gross proceeds of $5.3 million at an average stock price of $94.02 and net proceeds of approximately $5.1 million, including commissions and other expenses of approximately $295 thousand.

Dividends

In June 2015, we declared cash dividends on our common stock for the second quarter of 2015, aggregating $55.7 million, or $0.77 per share.  Also in June 2015, we declared cash dividends on our Series D Convertible Preferred Stock for the second quarter of 2015, aggregating approximately $4.2 million, or $0.4375 per share.  Additionally, we declared cash dividends on our Series E cumulative redeemable preferred stock (“Series E Preferred Stock”) for the second quarter of 2015, aggregating approximately $2.1 million, or $0.403125 per share.  In July 2015, we paid the cash dividends on our common stock, Series D Preferred Stock, and Series E Preferred Stock for the second quarter of 2015.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) attributable to Alexandria consists of the following (in thousands):

	Unrealized Gain on Marketable Securities	Unrealized Loss on Interest Rate Swap Agreements	Unrealized Loss on Foreign Currency Translation	Total
Balance as of December 31, 2014	$52,367	$(909)	$(52,086)	$(628)

Other comprehensive income (loss) before reclassifications	83,836	(4,238)	(7,778)	71,820
Amounts reclassified from other comprehensive income (loss)	2,465	1,215	9,236	12,916
	86,301	(3,023)	1,458	84,736
Amounts attributable to noncontrolling interest	—	—	(128)	(128)
Net other comprehensive income (loss)	86,301	(3,023)	1,330	84,608

Balance as of June 30, 2015	$138,668	$(3,932)	$(50,756)	$83,980

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 14.7 million shares were issued and outstanding as of June 30, 2015.  In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of June 30, 2015.

11.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest.  These entities owned four projects as of June 30, 2015, and are included in our consolidated financial statements.  Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss.  Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

The following table represents income from continuing operations and discontinued operations attributable to Alexandria Real Estate Equities, Inc., for the three and six months ended June 30, 2015 and 2014, excluding the amounts attributable to these noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations attributable to Alexandria	$38,167	$34,956	$62,726	$74,672
Loss from discontinued operations	$—	$(147)	$(43)	$(309)
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

During the three months ended March 31, 2015, we executed an agreement to purchase the outstanding 10% noncontrolling interest in our 1.2 million RSF flagship campus at Alexandria Technology Square® for $108.3 million. The first installment of $54.3 million was paid on April 1, 2015, and the second installment of $54.0 million is due on April 1, 2016. Upon execution of the purchase agreement, we recognized a liability representing the fair value of the aggregate consideration, primarily consisting of the purchase price in accounts payable, accrued expenses, and tenant security deposits on our accompanying consolidated balance sheet. We measured the fair value of the liability using significant observable inputs, including a discount rate that approximates our cost of debt capital in effect during the period the liability is outstanding. The difference between the noncontrolling interest purchase liability and the noncontrolling interest balance of $48.5 million was recognized as a reduction of additional paid-in capital.

12.	Assets classified as “held for sale”

On October 1, 2014, we adopted an Accounting Standards Update on the reporting of discontinued operations that raised the threshold for classification of assets “held for sale” as discontinued operations. This Accounting Standards Update was applied prospectively, and since our adoption of this Accounting Standards Update, no additional properties have met the criteria for classification as a discontinued operation in our consolidated financial statements. Prior to the adoption of this Accounting Standards Update, certain properties met the previous criteria for classification as discontinued operations. As of June 30, 2015, none of our properties qualified for classification as discontinued operations.

The following is a summary of net assets “held for sale” as of June 30, 2015, and December 31, 2014, including the assets classified as “held for sale” subsequent to our adoption of the new Accounting Standards Update (in thousands):

	June 30, 2015	December 31, 2014
Properties classified as “held for sale”	$114,456	$173,706
Other assets	5,501	10,147
Total assets	119,957	183,853

Total liabilities	—	(6,044)
Net assets classified as “held for sale” (1)	$119,957	$177,809

(1)	As of June 30, 2015, net assets classified as “held for sale” were composed of two properties.

The following is a summary of the income (loss) included in our income from continuing operations for the three and six months ended June 30, 2015 and 2014, from assets classified as “held for sale” subsequent to our adoption of the new Accounting Standards Update (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$2,497	$2,426	$4,827	$4,926
Operating expenses	(999)	(781)	(1,765)	(1,482)
Total revenues less operating expenses from assets classified as “held for sale,” not qualifying for classification as discontinued operations	1,498	1,645	3,062	3,444
Depreciation expense	—	(1,782)	(127)	(3,673)
Impairment of real estate	—	—	(14,510)	—
Income (loss) from assets classified as “held for sale,” not qualifying as discontinued operations (1)	$1,498	$(137)	$(11,575)	$(229)

(1)
Includes the results of operations of two properties with an aggregate 234,186 RSF that were classified as “held for sale” as of June 30, 2015, and three properties with an aggregate 196,859 RSF that were sold during the six months ended June 30, 2015, but do not qualify for classification as discontinued operations. For additional information, refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies.”

13.	Subsequent events

Sale of 225 Binney Street

In July 2015, we executed an agreement to sell a 70% interest in our 305,212 RSF, property at 225 Binney Street in our Cambridge submarket in Greater Boston to a high quality institutional investor for $190.1 million. We expect to complete the sale in the fourth quarter of 2015.

Commencement of value-creation development project at 100 Binney Street

In July 2015, we commenced development of a 431,483 RSF value-creation project at 100 Binney Street in our Cambridge submarket; it is 98% leased/negotiating, including 48% leased to Bristol-Myers Squibb Company.

Acquisition of 10290 Campus Point Drive

In July 2015, we acquired 10290 Campus Point Drive, a property aggregating 304,326 RSF. This highly strategic acquisition is located adjacent to our uniquely positioned life science campus at the Alexandria Center® for Life Science at Campus Pointe with high-quality on-site amenities in the heart of our University Town Center submarket. The acquired property is 100% leased to the previous owner through September 30, 2015. In June 2015, we leased the entire 304,326 RSF to Eli Lilly and Company for 15.5 years. In October 2015, we expect to commence conversion of the space into Class A office/laboratory space through redevelopment. Upon completion of this redevelopment project, Eli Lilly and Company will relocate its existing presence at 10300 Campus Point Drive of 125,409 RSF and the previously announced 106,173 RSF expansion, into our recently acquired 10290 Campus Point Drive. These changes resulted in a net increase of 72,744 RSF leased to Eli Lilly and Company at the campus. Our campus will ultimately contain an aggregate of 1,046,472 RSF, including 292,387 RSF of capacity for future ground-up development.

14.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2015, and December 31, 2014, the condensed consolidating statements of income and comprehensive income for the three and six months ended June 30, 2015 and 2014, and the condensed consolidating cash flows for the six months ended June 30, 2015 and 2014, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc., on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of June 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$7,442,875	$—	$7,442,875
Cash and cash equivalents	35,230	—	33,387	—	68,617
Restricted cash	74	—	44,117	—	44,191
Tenant receivables	—	—	9,279	—	9,279
Deferred rent	—	—	257,427	—	257,427
Deferred leasing and financing costs	33,666	—	177,043	—	210,709
Investments	—	5,274	355,340	—	360,614
Investments in and advances to affiliates	7,195,934	6,488,974	132,875	(13,817,783)	—
Other assets	22,981	—	108,198	—	131,179
Total assets	$7,287,885	$6,494,248	$8,560,541	$(13,817,783)	$8,524,891
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$771,435	$—	$771,435
Unsecured senior notes payable	1,747,531	—	—	—	1,747,531
Unsecured senior line of credit	624,000	—	—	—	624,000
Unsecured senior bank term loans	950,000	—	—	—	950,000
Accounts payable, accrued expenses, and tenant security deposits	82,572	—	449,040	—	531,612
Dividends payable	60,906	—	288	—	61,194
Total liabilities	3,465,009	—	1,220,763	—	4,685,772
Redeemable noncontrolling interests	—	—	14,248	—	14,248
Alexandria’s stockholders’ equity	3,822,876	6,494,248	7,323,535	(13,817,783)	3,822,876
Noncontrolling interests	—	—	1,995	—	1,995
Total equity	3,822,876	6,494,248	7,325,530	(13,817,783)	3,824,871
Total liabilities, noncontrolling interests, and equity	$7,287,885	$6,494,248	$8,560,541	$(13,817,783)	$8,524,891

14.	Condensed consolidating financial information (continued)

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

Condensed Consolidating Statement of Income
for the Three Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$151,805	$—	$151,805
Tenant recoveries	—	—	49,594	—	49,594
Other income	3,509	—	3,425	(4,177)	2,757
Total revenues	3,509	—	204,824	(4,177)	204,156

Expenses:
Rental operations	—	—	62,250	—	62,250
General and administrative	13,223	—	5,943	(4,177)	14,989
Interest	19,867	—	6,801	—	26,668
Depreciation and amortization	1,469	—	60,702	—	62,171
Impairment of real estate	—	—	—	—	—
Loss on early extinguishment of debt	189	—	—	—	189
Total expenses	34,748	—	135,696	(4,177)	166,267

Equity in earnings of unconsolidated joint ventures	—	—	541	—	541
Equity in earnings of affiliates	69,406	65,246	1,270	(135,922)	—
Net income	38,167	65,246	70,939	(135,922)	38,430

Dividends on preferred stock	(6,246)	—	—	—	(6,246)
Net income attributable to noncontrolling interests	—	—	(263)	—	(263)
Net income attributable to unvested restricted stock awards	(630)	—	—	—	(630)
Net income attributable to Alexandria’s common stockholders	$31,291	$65,246	$70,676	$(135,922)	$31,291

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$134,992	$—	$134,992
Tenant recoveries	—	—	40,944	—	40,944
Other income	2,916	(1,535)	2,532	(3,447)	466
Total revenues	2,916	(1,535)	178,468	(3,447)	176,402

Expenses:
Rental operations	—	—	52,353	—	52,353
General and administrative	11,506	—	5,777	(3,447)	13,836
Interest	12,493	—	4,940	—	17,433
Depreciation and amortization	1,456	—	55,858	—	57,314
Total expenses	25,455	—	118,928	(3,447)	140,936

Equity in earnings of affiliates	57,355	56,302	1,081	(114,738)	—
Income from continuing operations	34,816	54,767	60,621	(114,738)	35,466
Loss from discontinued operations	(7)	—	(140)	—	(147)
Gain on sales of real estate – land parcels	—	—	797	—	797
Net income	34,809	54,767	61,278	(114,738)	36,116

Dividends on preferred stock	(6,472)	—	—	—	(6,472)
Net income attributable to noncontrolling interests	—	—	(1,307)	—	(1,307)
Net income attributable to unvested restricted stock awards	(405)	—	—	—	(405)
Net income attributable to Alexandria’s common stockholders	$27,932	$54,767	$59,971	$(114,738)	$27,932

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$295,413	$—	$295,413
Tenant recoveries	—	—	97,988	—	97,988
Other income	6,535	(41)	8,989	(7,975)	7,508
Total revenues	6,535	(41)	402,390	(7,975)	400,909

Expenses:
Rental operations	—	—	123,473	—	123,473
General and administrative	25,449	—	11,902	(7,975)	29,376
Interest	37,024	—	12,880	—	49,904
Depreciation and amortization	2,716	—	118,375	—	121,091
Impairment of real estate	—	—	14,510	—	14,510
Loss on early extinguishment of debt	189	—	—	—	189
Total expenses	65,378	—	281,140	(7,975)	338,543

Equity in earnings of unconsolidated joint ventures	—	—	1,115	—	1,115
Equity in earnings of affiliates	121,526	110,836	2,187	(234,549)	—
Income from continuing operations	62,683	110,795	124,552	(234,549)	63,481
Loss from discontinued operations	—	—	(43)	—	(43)
Net income	62,683	110,795	124,509	(234,549)	63,438

Dividends on preferred stock	(12,493)	—	—	—	(12,493)
Net income attributable to noncontrolling interests	—	—	(755)	—	(755)
Net income attributable to unvested restricted stock awards	(1,113)	—	—	—	(1,113)
Net income attributable to Alexandria’s common stockholders	$49,077	$110,795	$123,754	$(234,549)	$49,077

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$265,562	$—	$265,562
Tenant recoveries	—	—	82,626	—	82,626
Other income	5,835	(1,535)	7,165	(7,065)	4,400
Total revenues	5,835	(1,535)	355,353	(7,065)	352,588

Expenses:
Rental operations	—	—	104,860	—	104,860
General and administrative	22,366	—	11,759	(7,065)	27,060
Interest	26,032	—	10,524	—	36,556
Depreciation and amortization	2,927	—	104,808	—	107,735
Total expenses	51,325	—	231,951	(7,065)	276,211

Equity in earnings of affiliates	119,860	114,608	2,229	(236,697)	—
Income from continuing operations	74,370	113,073	125,631	(236,697)	76,377
Loss from discontinued operations	(7)	—	(302)	—	(309)
Gain on sales of real estate – land parcels	—	—	797	—	797
Net income	74,363	113,073	126,126	(236,697)	76,865

Dividends on preferred stock	(12,943)	—	—	—	(12,943)
Net income attributable to noncontrolling interests	—	—	(2,502)	—	(2,502)
Net income attributable to unvested restricted stock awards	(779)	—	—	—	(779)
Net income attributable to Alexandria’s common stockholders	$60,641	$113,073	$123,624	$(236,697)	$60,641

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$38,167	$65,246	$70,939	$(135,922)	$38,430
Other comprehensive (loss) income:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	—	76	55,325	—	55,401
Reclassification adjustment for losses included in net income	—	—	1,362	—	1,362
Unrealized gains on marketable securities	—	76	56,687	—	56,763

Unrealized losses on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(1,225)	—	—	—	(1,225)
Reclassification adjustment for amortization of interest income included in net income	710	—	—	—	710
Unrealized losses on interest rate swap agreements	(515)	—	—	—	(515)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(1,507)	—	(1,507)
Reclassification adjustment for losses included in net income	—	—	—	—	—
Unrealized losses on foreign currency translation	—	—	(1,507)	—	(1,507)

Total other comprehensive (loss) income	(515)	76	55,180	—	54,741
Comprehensive income	37,652	65,322	126,119	(135,922)	93,171
Less: comprehensive income attributable to noncontrolling interests	—	—	(237)	—	(237)
Comprehensive income attributable to Alexandria’s common stockholders	$37,652	$65,322	$125,882	$(135,922)	$92,934

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$34,809	$54,767	$61,278	$(114,738)	$36,116
Other comprehensive (loss) income:
Unrealized gains (losses) on marketable securities:
Unrealized holding gains (losses) arising during the period	—	310	(3,044)	—	(2,734)
Reclassification adjustment for losses included in net income	—	—	406	—	406
Unrealized gains (losses) on marketable securities	—	310	(2,638)	—	(2,328)

Unrealized losses on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(2,526)	—	—	—	(2,526)
Reclassification adjustment for amortization of interest expense included in net income	1,123	—	—	—	1,123
Unrealized losses on interest rate swap agreements	(1,403)	—	—	—	(1,403)

Unrealized foreign currency translation gains	—	—	5,915	—	5,915

Total other comprehensive (loss) income	(1,403)	310	3,277	—	2,184
Comprehensive income	33,406	55,077	64,555	(114,738)	38,300
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,307)	—	(1,307)
Comprehensive income attributable to Alexandria’s common stockholders	$33,406	$55,077	$63,248	$(114,738)	$36,993

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Six Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$62,683	$110,795	$124,509	$(234,549)	$63,438
Other comprehensive (loss) income:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	—	22	83,814	—	83,836
Reclassification adjustment for losses included in net income	—	41	2,424	—	2,465
Unrealized gains on marketable securities	—	63	86,238	—	86,301

Unrealized losses on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(4,238)	—	—	—	(4,238)
Reclassification adjustment for amortization of interest income included in net income	1,215	—	—	—	1,215
Unrealized losses on interest rate swap agreements	(3,023)	—	—	—	(3,023)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(7,778)	—	(7,778)
Reclassification adjustment for losses included in net income	—	—	9,236	—	9,236
Unrealized losses on foreign currency translation	—	—	1,458	—	1,458

Total other comprehensive (loss) income	(3,023)	63	87,696	—	84,736
Comprehensive income	59,660	110,858	212,205	(234,549)	148,174
Less: comprehensive income attributable to noncontrolling interests	—	—	(883)	—	(883)
Comprehensive income attributable to Alexandria’s common stockholders	$59,660	$110,858	$211,322	$(234,549)	$147,291

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Six Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$74,363	$113,073	$126,126	$(236,697)	$76,865
Other comprehensive income:
Unrealized gains on marketable securities:
Unrealized holding gains arising during the year	—	310	15,735	—	16,045
Reclassification adjustment for losses included in net income	—	—	406	—	406
Unrealized gains on marketable securities	—	310	16,141	—	16,451

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap losses arising during the year	(3,914)	—	—	—	(3,914)
Reclassification adjustment for amortization of interest expense included in net income	4,613	—	—	—	4,613
Unrealized gains on interest rate swap agreements	699	—	—	—	699

Unrealized foreign currency translation gains	—	—	2,809	—	2,809

Total other comprehensive income	699	310	18,950	—	19,959
Comprehensive income	75,062	113,383	145,076	(236,697)	96,824
Less: comprehensive income attributable to noncontrolling interests	—	—	(2,502)	—	(2,502)
Comprehensive income attributable to Alexandria’s common stockholders	$75,062	$113,383	$142,574	$(236,697)	$94,322

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$62,683	$110,795	$124,509	$(234,549)	$63,438
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,716	—	118,375	—	121,091
Loss on early extinguishment of debt	189	—	—	—	189
Impairment of real estate	—	—	14,510	—	14,510
Equity in earnings from unconsolidated joint ventures	—	—	(1,115)	—	(1,115)
Distributions of earnings from unconsolidated joint ventures	—	—	648	—	648
Amortization of loan fees	3,852	—	1,871	—	5,723
Amortization of debt discounts (premiums)	161	—	(343)	—	(182)
Amortization of acquired below-market leases	—	—	(1,939)	—	(1,939)
Deferred rent	—	—	(23,193)	—	(23,193)
Stock compensation expense	7,744	—	—	—	7,744
Equity in earnings of affiliates	(121,526)	(110,836)	(2,187)	234,549	—
Investment gains	—	—	(13,710)	—	(13,710)
Investment losses	—	41	7,836	—	7,877
Changes in operating assets and liabilities:
Restricted cash	(7)	—	117	—	110
Tenant receivables	—	—	1,243	—	1,243
Deferred leasing costs	—	—	(24,503)	—	(24,503)
Other assets	(6,208)	—	1,287	—	(4,921)
Accounts payable, accrued expenses, and tenant security deposits	10,367	—	(11,977)	—	(1,610)
Net cash (used in) provided by operating activities	(40,029)	—	191,429	—	151,400

Investing Activities
Proceeds from sale of real estate	—	—	92,455	—	92,455
Additions to real estate	—	—	(226,302)	—	(226,302)
Purchase of real estate	—	—	(137,493)	—	(137,493)
Deposits for investing activities	—	—	(15,501)	—	(15,501)
Investment in unconsolidated real estate entities	—	—	(3,182)	—	(3,182)
Investments in subsidiaries	(199,541)	(82,309)	(1,711)	283,561	—
Additions to investments	—	—	(52,738)	—	(52,738)
Sales of investments	—	6	22,468	—	22,474
Repayment of notes receivable	—	—	4,247	—	4,247
Net cash used in investing activities	$(199,541)	$(82,303)	$(317,757)	$283,561	$(316,040)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$42,867	$—	$42,867
Repayments of borrowings from secured notes payable	—	—	(10,075)	—	(10,075)
Borrowings from unsecured senior line of credit	915,000	—	—	—	915,000
Repayments of borrowings from unsecured senior line of credit	(595,000)	—	—	—	(595,000)
Repayments of borrowings from unsecured senior bank term loans	(25,000)	—	—	—	(25,000)
Transfer to/from parent company	43,457	82,240	157,864	(283,561)	—
Change in restricted cash related to financing activities	—	—	(1,520)	—	(1,520)
Loan fees	(2,104)	—	(1,455)	—	(3,559)
Proceeds from the issuance of common stock	5,052	—	—	—	5,052
Dividends on common stock	(106,603)	—	—	—	(106,603)
Dividends on preferred stock	(12,493)	—	—	—	(12,493)
Contributions by noncontrolling interests	—	—	340	—	340
Distributions to and purchases of noncontrolling interests	—	—	(61,890)	—	(61,890)
Net cash provided by financing activities	222,309	82,240	126,131	(283,561)	147,119

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	127	—	127

Net decrease in cash and cash equivalents	(17,261)	(63)	(70)	—	(17,394)
Cash and cash equivalents as of the beginning of period	52,491	63	33,457	—	86,011
Cash and cash equivalents as of the end of period	$35,230	$—	$33,387	$—	$68,617

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$33,695	$—	$10,637	$—	$44,332

Non-Cash Investing Activities
Change in accrued construction	$—	$—	$(27,469)	$—	$(27,469)
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(82,000)	$—	$(82,000)

Non-Cash Financing Activities
Payable for purchase of noncontrolling interest	$(52,672)	$—	$—	$—	$(52,672)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$74,363	$113,073	$126,126	$(236,697)	$76,865
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,927	—	104,808	—	107,735
Gain on sale of land parcel	—	—	(797)	—	(797)
Amortization of loan fees	3,542	—	1,762	—	5,304
Amortization of debt discounts	80	—	56	—	136
Amortization of acquired below-market leases	—	—	(1,434)	—	(1,434)
Deferred rent	—	—	(24,619)	—	(24,619)
Stock compensation expense	6,304	—	—	—	6,304
Equity in earnings of affiliates	(119,860)	(114,608)	(2,229)	236,697	—
Investment gains	—	—	(6,225)	—	(6,225)
Investment losses	—	1,535	3,705	—	5,240
Changes in operating assets and liabilities:
Restricted cash	(9)	—	9	—	—
Tenant receivables	—	—	(735)	—	(735)
Deferred leasing costs	—	—	(17,452)	—	(17,452)
Other assets	(4,264)	—	(1,652)	—	(5,916)
Accounts payable, accrued expenses, and tenant security deposits	20,850	—	(20,765)	—	85
Net cash (used in) provided by operating activities	(16,067)	—	160,558	—	144,491

Investing Activities
Proceeds from sale of properties	—	—	17,868	—	17,868
Additions to real estate	—	—	(210,792)	—	(210,792)
Purchase of real estate	—	—	(97,785)	—	(97,785)
Change in restricted cash related to construction projects	—	—	5,650	—	5,650
Investment in unconsolidated joint venture	—	—	(1,405)	—	(1,405)
Investments in subsidiaries	(235,931)	(205,546)	(8,095)	449,572	—
Additions to investments	—	—	(25,358)	—	(25,358)
Sales of investments	—	—	8,794	—	8,794
Proceeds from repayment of note receivable	—	—	29,851	—	29,851
Net cash used in investing activities	$(235,931)	$(205,546)	$(281,272)	$449,572	$(273,177)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$77,762	$—	$77,762
Repayments of borrowings from secured notes payable	—	—	(219,427)	—	(219,427)
Borrowings from unsecured senior line of credit	637,000	—	—	—	637,000
Repayments of borrowings from unsecured senior line of credit	(270,000)	—	—	—	(270,000)
Transfer to/from parent company	103	205,546	243,923	(449,572)	—
Change in restricted cash related to financing activities	—	—	1,212	—	1,212
Loan fees	(44)	—	(266)	—	(310)
Dividends on common stock	(98,867)	—	—	—	(98,867)
Dividends on preferred stock	(12,943)	—	—	—	(12,943)
Contributions by noncontrolling interests	—	—	19,410	—	19,410
Distributions to noncontrolling interests	—	—	(1,983)	—	(1,983)
Net cash provided by financing activities	255,249	205,546	120,631	(449,572)	131,854

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	837	—	837

Net increase in cash and cash equivalents	3,251	—	754	—	4,005
Cash and cash equivalents as of the beginning of period	14,790	—	42,906	—	57,696
Cash and cash equivalents as of the end of period	$18,041	$—	$43,660	$—	$61,701

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$22,218	$—	$9,704	$—	$31,922

Non-Cash Investing Activities
Change in accrued construction	$—	$—	$592	$—	$592
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(48,329)	$—	$(48,329)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “forecast,” “guidance,” “projects,” “estimates,” “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” or “will,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position.  A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

•
Operating factors such as a failure to operate our business successfully in comparison to market expectations or in comparison to our competitors, our inability to obtain capital when desired or refinance debt maturities when desired, and/or a failure to maintain our status as a REIT for federal tax purposes.

•	Market and industry factors such as adverse developments concerning the science and technology industries and/or our client tenants.

•	Government factors such as any unfavorable effects resulting from federal, state, local, and/or foreign government policies, laws, and/or funding levels.

•	Global factors such as negative economic, political, financial, credit market, and/or banking conditions.

•	Other factors such as climate change, cyber intrusions, and/or changes in laws, regulations, and financial accounting standards.

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are the largest and leading office REIT uniquely focused on collaborative science and technology campuses in urban innovation clusters with a total market capitalization of $10.7 billion as of June 30, 2015, and an asset base of 31.1 million square feet, including 18.8 million RSF of operating and current value-creation projects, as well as an additional 12.3 million square feet of near-term and future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a dominant market presence in AAA locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse client tenant base, with approximately 53% of total annualized base rent as of June 30, 2015, generated from investment-grade client tenants – a REIT industry-leading percentage. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide its innovative client tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

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

Executive summary

Our first-in-class team executed another strong quarter of financial and operating results, including the following key highlights:

•
Executed agreement for the sale of a 70% interest in our Class A facility located at 225 Binney Street, Cambridge, MA, to TIAA-CREF for a sale price of $190.1 million at a cash cap rate of 4.5%; we expect to complete the sale in the fourth quarter of 2015;

•
2015 recipient of the NAREIT Investor CARE (Communication and Reporting Excellence) Gold Award by NAREIT as a best-in-class REIT that delivers transparency, quality, and efficient communications and reporting to the investment community;

•	FFO per share - diluted for the three months ended June 30, 2015, of $1.31, up 10.1%, compared to $1.19 for the three months ended June 30, 2014;

•	Same property NOI growth of 0.5% and 4.7% (cash basis) for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014;

•	Rental rate increases of 14.5% and 7.0% (cash basis) for the three months ended June 30, 2015; on lease renewals and re-leasing of space aggregating 783,042 RSF;

•	Executed 1.9 million RSF of leasing during the three months ended June 30, 2015; strong demand and pricing power in our key cluster markets;

•
Executed 1.1 million RSF (included in the 1.9 million RSF above) of leases related to Class A ground-up development space providing further visibility into key near-term multi-year growth drivers; further increasing proportion of total ABR in the future from Class A assets and high-quality tenants; and

•
Common stock dividend for the three months ended June 30, 2015, of $0.77 per common share, up 5 cents, or 7%, over the three months ended June 30, 2014; continuation of strategy to share growth in cash flows from operating activities with our shareholders while also retaining important capital for investment.

4.5% Cash cap rate on sale of 70% interest in core real estate asset

•
In July 2015, we executed an agreement for the sale of a 70% interest in our Class A facility located at 225 Binney Street, Cambridge, MA, to TIAA-CREF for a sale price of $190.1 million at a cash cap rate of 4.5%; we expect to complete the sale in the fourth quarter of 2015

2015 Recipient of NAREIT Investor CARE Award

•
2015 recipient of the Investor CARE (Communication and Reporting Excellence) Gold Award by NAREIT as a best-in-class REIT that delivers transparency, quality, and efficient communications and reporting to the investment community

Results

•	FFO attributable to Alexandria’s common stockholders – basic and diluted:

•	$1.31 per share for the three months ended June 30, 2015, up 10.1%, compared to
$1.19 per share for the three months ended June 30, 2014

•	$2.59 per share for the six months ended June 30, 2015, up 9.7%, compared to
$2.36 per share for the six months ended June 30, 2014

•	$93.4 million for the three months ended June 30, 2015, up $8.9 million, or 10.6%, compared to
$84.5 million for the three months ended June 30, 2014

•	$184.8 million for the six months ended June 30, 2015, up $17.2 million, or 10.3%, compared to
$167.6 million for the six months ended June 30, 2014

•	Net income attributable to Alexandria’s common stockholders – diluted:

•	$31.3 million, or $0.44 per share, for the three months ended June 30, 2015, compared to
$27.9 million, or $0.39 per share, for the three months ended June 30, 2014

•	$49.1 million, or $0.69 per share, for the six months ended June 30, 2015, compared to
$60.6 million, or $0.85 per share, for the six months ended June 30, 2014

Core operating metrics

•	Total revenues:

•	$204.2 million for the three months ended June 30, 2015, up $27.8 million, or 15.7%, compared to
$176.4 million for the three months ended June 30, 2014

•	$400.9 million for the six months ended June 30, 2015, up $48.3 million, or 13.7%, compared to
$352.6 million for the six months ended June 30, 2014

•	NOI, including our share of unconsolidated joint ventures:

•	$142.8 million for the three months ended June 30, 2015, up $18.8 million, or 15.1%, compared to
$124.0 million for the three months ended June 30, 2014

•	$279.2 million for the six months ended June 30, 2015, up $31.5 million, or 12.7%, compared to
$247.7 million for the six months ended June 30, 2014

•	Same property NOI growth:

•	0.5% and 4.7% (cash basis) increase for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014

•	1.4% and 6.2% (cash basis) increase for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014

•	Executed leases for 1,915,379 RSF during the three months ended June 30, 2015, the highest quarterly leasing volume in the Company’s history, including:

•	304,326 RSF to Eli Lilly and Company, representing 100% of the recently acquired redevelopment project at 10290 Campus Point Drive in our University Town Center submarket in San Diego

•	300,000 RSF to Stripe, Inc., representing 100% of 510 Townsend Street in our SoMa submarket in San Francisco

•	208,394 RSF to Bristol-Myers Squibb Company, representing 48% of 100 Binney Street in our Cambridge submarket in Greater Boston

•	90,423 RSF to Juno Therapeutics, Inc., representing 31% of 400 Dexter Avenue North in our Lake Union submarket in Seattle

•	14.5% and 7.0% (cash basis) rental rate increases on lease renewals and re-leasing of space aggregating 783,042 RSF

•	Executed leases for 2,938,048 RSF during the six months ended June 30, 2015:

•	20.3% and 11.2% (cash basis) rental rate increases on lease renewals and re-leasing of space aggregating 1,272,328 RSF

•	Occupancy at 95.9% for properties in North America as of June 30, 2015

•	Operating margins at 70% for the three months ended June 30, 2015

•	Adjusted EBITDA margins at 65% for the three months ended June 30, 2015

External growth: value-creation projects and acquisitions

Value-creation projects

•	Current development projects underway were on average 88% leased or under negotiation (71% leased and 17% under negotiation)

•
Near-term value-creation projects with estimated commencement of construction during the six months ending December 31, 2015, aggregating 1,097,564 RSF, were on average 100% leased or under negotiation (80% leased and 20% under negotiation)

•	Key value-creation projects placed into service during the three months ended June 30, 2015, include:

•	112,500 RSF to FORUM Pharmaceuticals Inc. at 225 Second Avenue in our Route 128 submarket in Greater Boston

•	51,997 RSF, including 48,990 RSF to the Dana-Farber Cancer Institute, Inc. at 360 Longwood Avenue in our Longwood Medical submarket in Greater Boston

•	Commencements of development project during the three months ended June 30, 2015:

•	287,806 RSF development project at 400 Dexter Avenue North in our Lake Union submarket in Seattle; 64% leased/negotiating (31% leased and 33% under negotiation)
Acquisitions

•
In April 2015, we acquired 505 Brannan Street, a near-term development project in our SoMa submarket. The property is currently entitled for 135,000 RSF, and we are seeking entitlements for an additional 165,000 RSF. The purchase price of the land parcel was $34.0 million.

•	Refer to “Subsequent Events” section below for details on our acquisition of 10290 Campus Point Drive in our University Town Center submarket

Balance sheet

•	$10.7 billion total market capitalization as of June 30, 2015

•	12% of gross investment in real estate in value-creation pipeline (50% of pipeline undergoing construction)

•	7.5 times net debt to Adjusted EBITDA – second quarter of 2015 annualized; the 2015 target range from 6.5 times to 7.5 times, with goal of less than 7.0 times by the fourth quarter of 2015

•	3.4 times fixed-charge coverage ratio – second quarter of 2015 annualized

•
In June 2015, we completed a partial principal repayment of $25.0 million, extended the maturity date of the remaining $350 million unsecured senior bank term loan from 2016 to 2021, and reduced pricing to LIBOR+1.10% from LIBOR+1.20%

•	In June 2015, we exercised the first of two, one-year extensions on a $47.2 million secured construction loan, which extended the maturity date from July 1, 2015, to July 1, 2016

•	Limited debt maturities through 2018; well-laddered maturity profile

•
Executed additional interest rate swap agreements in April, June, and July 2015, with an aggregate notional amount of $550 million, to increase notional hedged variable-rate debt to a minimum of $800 million and $350 million during 2016 and 2017, respectively

•	22% unhedged variable-rate debt as a percentage of total debt as of June 30, 2015, with goal of less than 15% by December 31, 2015

LEED statistics

•	51 LEED projects, including 35 LEED certified projects aggregating 5.4 million RSF and 16 additional LEED projects in process aggregating 3.3 million square feet

•	55% of our total annualized base rent will be generated from LEED projects upon completion of our in-process projects

Subsequent events

•
In July 2015, we commenced development of a 431,483 RSF value-creation project at 100 Binney Street in our Cambridge submarket; 98% leased/negotiating, including 48% leased to Bristol-Myers Squibb Company.

•
In July 2015, we acquired 10290 Campus Point Drive, a property aggregating 304,326 RSF. This highly strategic acquisition is located adjacent to our uniquely positioned life science campus at the Alexandria Center® for Life Science at Campus Pointe with high-quality on-site amenities in the heart of our University Town Center submarket. The acquired property is 100% leased to the previous owner through September 30, 2015. In June 2015, we leased the entire 304,326 RSF to Eli Lilly and Company for 15.5 years. In October 2015, we expect to commence conversion of the space into Class A office/laboratory space through redevelopment. Upon completion of this redevelopment project, Eli Lilly and Company will relocate its existing presence at 10300 Campus Point Drive of 125,409 RSF and the previously announced 106,173 RSF expansion, into our recently acquired 10290 Campus Point Drive. These changes resulted in a net increase of 72,744 RSF leased to Eli Lilly and Company at the campus. Our campus will ultimately contain an aggregate of 1,046,472 RSF, including 292,387 RSF of capacity for future ground-up development.

Operating summary

Core operations

The following table presents information regarding our asset base as of June 30, 2015, and December 31, 2014:

	June 30, 2015	December 31, 2014
(Rentable square feet)
Operating properties	16,822,194	16,727,985
Development properties	1,995,729	1,857,520
Redevelopment properties	—	143,777
RSF of total properties	18,817,923	18,729,282

Number of properties	194	193
Occupancy in North America at period-end – operating	95.9%	97.0%
Occupancy in North America at period-end – operating and redevelopment	95.9%	96.1%
Annualized base rent per occupied RSF at period-end	$38.70	$37.23

Leasing

•
Executed a total of 132 leases, with a weighted-average lease term of 9.1 years, for 2,938,048 RSF, including 1,513,159 RSF related to our development or redevelopment projects during the six months ended June 30, 2015.

•	Achieved rental rate increases for renewed/re-leased space of 20.3% and 11.2% (cash basis) on 1,272,328 RSF during the six months ended June 30, 2015.

•	Occupancy rate for operating properties in North America of 95.9% as of June 30, 2015.

Approximately 67% of the 132 leases executed during the six months ended June 30, 2015, did not include concessions for free rent. Tenant concessions/free rent averaged approximately 2.6 months with respect to the 2,938,048 RSF leased during the six months ended June 30, 2015.

The following table summarizes our leasing activity at our properties:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015			Year Ended December 31, 2014
	Including Straight-line Rent	Cash Basis	Including Straight-line Rent		Cash Basis	Including Straight-line Rent	Cash Basis
(Dollars are per RSF)
Leasing activity:
Renewed/re-leased space (1)
Rental rate changes	14.5%	7.0%	20.3%		11.2%	13.3%	5.4%
New rates	$36.35	$36.57	$36.60		$36.99	$40.32	$40.73
Expiring rates	$31.76	$34.17	$30.42		$33.25	$35.60	$38.63
Rentable square footage	783,042		1,272,328			1,447,516
Number of leases	57		92			124
Tenant improvements/leasing commissions per square foot	$7.95		$9.59			$10.49
Average lease terms	5.1 years		4.7 years			3.5 years

Developed/redeveloped/previously vacant space leased
New rates	$61.07	$54.55	$56.85		$50.90	$40.62	$36.50
Rentable square footage	1,132,337		1,665,720			1,321,317
Number of leases	23		40			66
Tenant improvements/leasing commissions per square foot	$15.20		$16.47			$14.96
Average lease terms	12.5 years		12.4 years			11.5 years

Leasing activity summary (totals):
New rates	$50.97	$47.20	$48.08		$44.88	$40.46	$38.71
Rentable square footage	1,915,379		2,938,048	(2)		2,768,833
Number of leases	80		132			190
Tenant improvements/leasing commissions per square foot	$12.24		$13.49			$12.62
Average lease terms	9.5 years		9.1 years			7.3 years

Lease expirations (1)
Expiring rates	$30.06	$31.77	$29.39		$31.88	$33.09	$35.79
Rentable square footage	1,010,951		1,627,479			1,733,614
Number of leases	69		116			151

(1)	Excludes 20 month-to-month leases for 32,498 RSF and 43,672 RSF as of June 30, 2015, and December 31, 2014, respectively.

(2)	During the six months ended June 30, 2015, we granted tenant concessions/free rent averaging 2.6 months with respect to the 2,938,048 RSF leased.

Summary of lease expirations

The following table summarizes information with respect to the lease expirations at our properties as of June 30, 2015:

Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Percentage of Aggregate Total RSF	ABR of Expiring Leases (per RSF)

2015	33	(1)	466,006	(1)	2.8%	$27.79
2016	88		1,382,244		8.2%	$31.59
2017	84		1,542,984		9.2%	$27.46
2018	82		1,742,989		10.4%	$39.06
2019	62		1,345,086		8.0%	$35.77
2020	57		1,482,844		8.8%	$36.35
2021	39		1,306,329		7.8%	$38.84
2022	26		896,973		5.3%	$34.31
2023	22		1,188,496		7.1%	$37.63
2024	15		794,391		4.7%	$45.09
Thereafter	44		3,498,160		20.8%	$47.88

(1)	Excludes 20 month-to-month leases for 32,498 RSF.

The following tables present information by market with respect to our lease expirations as of June 30, 2015, for the remainder of 2015 and all of 2016:

	2015 RSF of Expiring Leases							ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases		Total (1)
Market
Greater Boston	14,460	8,023	—		32,211		54,694	$40.18
San Francisco	114,769	8,878	—		—		123,647	38.06
New York City	—	—	—		9,727		9,727	N/A
San Diego	—	—	182,611	(2)	1,000		183,611	15.77
Seattle	—	—	—		39,578		39,578	22.93
Maryland	17,369	—	—		24,939		42,308	11.24
Research Triangle Park	4,575	—	—		443		5,018	N/A
Non-cluster markets	—	—	—		5,647		5,647	N/A
Asia	—	—	—		1,776		1,776	16.20
Total	151,173	16,901	182,611		115,321		466,006	$27.79
Percentage of expiring leases	32%	4%	39%		25%		100%

	2016 RSF of Expiring Leases							ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases		Total
Market
Greater Boston	34,676	62,073	—		129,002		225,751	$44.66
San Francisco	6,233	13,589	—		143,320		163,142	30.69
New York City	—	—	—		5,447		5,447	N/A
San Diego	—	—	—		525,658	(3)	525,658	32.86
Seattle	2,468	—	—		44,188		46,656	34.33
Maryland	12,103	4,457	—		106,403		122,963	26.73
Research Triangle Park	32,008	—	—		110,336		142,344	23.15
Canada	60,917	—	—		—		60,917	24.35
Non-cluster markets	—	—	—		3,854		3,854	N/A
Asia	—	81,170	—		4,342		85,512	16.48
Total	148,405	161,289	—		1,072,550		1,382,244	$31.59
Percentage of expiring leases	11%	12%	—%		77%		100%

(1)	Excludes 20 month-to-month leases for 32,498 RSF.

(2)
Comprises 133,731 RSF at 9625 Towne Centre Drive and 48,880 RSF at 10151 Barnes Canyon Road, which were acquired with the intent to redevelop them into tech office spaces in the third quarter of 2015 and the fourth quarter of 2015, respectively, upon expiration of the acquired in-place leases.

(3)
Includes 125,409 RSF leased to Eli Lilly and Company at 10300 Campus Point Drive with a contractual expiration in the fourth quarter of 2016. This tenant will relocate and expand into 304,326 RSF at our recently acquired redevelopment project at 10290 Campus Point Drive.

Location of properties

The locations of our properties are diversified among a number of science and technology cluster markets. The following table sets forth, as of June 30, 2015, the total RSF, number of properties, and annualized base rent of our properties in each of our existing markets (dollars in thousands):

	RSF				Number of Properties	Annualized Base Rent		ABR
Market	Operating	Development	Total	% Total				per RSF (1)
Greater Boston	4,483,924	734,385	5,218,309	28%	42	$214,065	36%	$49.50
San Francisco	2,712,903	422,980	3,135,883	17	27	116,944	19	43.11
New York City	682,427	130,402	812,829	4	4	52,963	9	77.92
San Diego	3,197,821	358,609	3,556,430	19	49	100,950	17	33.41
Seattle	746,260	287,806	1,034,066	5	11	30,305	5	42.32
Maryland	2,156,196	—	2,156,196	11	29	49,257	8	24.40
Research Triangle Park	980,763	61,547	1,042,310	6	15	19,332	3	21.65
Canada	322,967	—	322,967	2	4	8,156	1	25.43
Non-cluster markets	105,033	—	105,033	1	3	1,347	—	18.87
North America	15,388,294	1,995,729	17,384,023	93	184	593,319	98	40.20
Asia	1,199,714	—	1,199,714	6	8	6,863	1	9.66
Subtotal	16,588,008	1,995,729	18,583,737	99	192	600,182	99	38.80
Properties “held for sale” (2)	234,186	—	234,186	1	2	6,668	1	31.72
Total	16,822,194	1,995,729	18,817,923	100%	194	$606,850	100%	$38.70

(1)	Represents ABR per occupied RSF as of June 30, 2015.

(2)	Refer to Note 12 – “Assets Classified as Held-for-Sale” for additional information regarding properties classified as “held for sale” as of June 30, 2015.

ABR from Class A Assets in AAA Locations	75%	of ARE’s Total ABR

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating assets and our assets under redevelopment in each of our North America markets as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	6/30/15		3/31/15	6/30/14	6/30/15 (1)	3/31/15	6/30/14
Greater Boston	96.5%	(2)	98.9%	98.5%	96.5%	96.4%	95.5%
San Francisco	100.0		98.5	98.4	100.0	98.5	98.4
New York City	99.6		99.5	98.4	99.6	99.5	98.4
San Diego	94.5		94.9	97.2	94.5	93.9	94.4
Seattle	96.0		96.2	93.3	96.0	96.2	93.3
Maryland	93.6		93.2	92.7	93.6	93.2	92.7
Research Triangle Park	91.0	(3)	98.8	99.5	91.0	98.8	99.5
Subtotal	96.0	(4)	97.0	97.1	96.0	96.1	95.7
Canada	99.3		99.0	97.6	99.3	99.0	97.6
Non-cluster markets	68.0		68.0	74.9	68.0	68.0	74.9
North America	95.9%	(4)	96.8%	96.9%	95.9%	95.9%	95.6%

(1)	There were no properties undergoing redevelopment as of June 30, 2015.

(2)
Consistent with our prior disclosures, the decline from March 31, 2015, is primarily driven by a 128,325 RSF full-building lease that expired at 19 Presidential Way in our Route 128 submarket. We are in the process of marketing the property for multi-tenancy office/laboratory use.

(3)
Consistent with our prior disclosures, the decline from March 31, 2015, is primarily driven by an 81,580 RSF full-building lease that expired at 2525 East NC Highway 54 in our Research Triangle Park market. We are in the process of marketing the property for multi-tenancy office/laboratory use.

(4)	See footnotes 2 and 3 above.

Client tenants

Our properties are leased to a high-quality and diverse group of client tenants, with no individual client tenant accounting for more than 5.6% of our annualized base rent. The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of June 30, 2015 (dollars in thousands):

		Remaining Lease Term in Years (1)	Aggregate RSF	ABR	Percentage of Aggregate ABR
						Investment-Grade Ratings
	Client Tenant					Fitch	Moody’s	S&P
1	Novartis AG	2.5	697,814	$33,890	5.6%	AA	Aa3	AA-
2	ARIAD Pharmaceuticals, Inc.	14.8	386,111	29,994	4.9	—	—	—
3	Illumina, Inc.	14.7	595,886	25,452	4.2	—	—	BBB
4	New York University	15.3	209,224	19,897	3.3	—	Aa3	AA-
5	Roche	5.2	343,472	16,490	2.7	AA	A1	AA
6	Eli Lilly and Company	7.1	257,119	16,144	2.7	A	A2	AA-
7	Dana-Farber Cancer Institute, Inc.	15.0	203,090	15,038	2.5	—	A1	—
8	United States Government	9.9	263,147	14,769	2.4	AAA	Aaa	AA+
9	Amgen Inc.	8.3	401,623	14,278	2.4	BBB	Baa1	A
10	FibroGen, Inc.	8.4	234,249	14,278	2.4	—	—	—
11	Biogen Inc.	12.9	313,872	13,735	2.3	—	Baa1	A-
12	Massachusetts Institute of Technology	4.4	208,274	10,971	1.8	—	Aaa	AAA
13	The Regents of the University of California	8.3	230,633	10,354	1.7	AA	Aa2	AA
14	Bristol-Myers Squibb Company	3.7	251,316	10,175	1.7	A-	A2	A+
15	Celgene Corporation	6.1	273,086	10,093	1.7	—	Baa1	BBB+
16	The Scripps Research Institute	2.6	218,031	10,023	1.7	AA-	Aa3	—
17	GlaxoSmithKline plc	4.0	208,394	9,571	1.6	A+	A2	A+
18	Sanofi	6.1	179,697	8,001	1.3	AA-	A1	AA
19	Alnylam Pharmaceuticals, Inc.	6.3	129,424	7,314	1.2	—	—	—
20	Sumitomo Dainippon Pharma Co., Ltd.	7.8	106,232	6,441	1.1	—	—	—
	Total/weighted-average	8.9	5,710,694	$296,908	49.2%

(1)	Based on percentage of aggregate annualized base rent in effect as of June 30, 2015.

The following chart sets forth information regarding client tenant mix by annualized base rent as of June 30, 2015:

Investment-Grade Client Tenants:
53%
of ARE’s Total ABR

Value-creation projects and external growth

Key real estate metrics

2015 Disciplined Allocation of Capital (1)	12% of Gross Investment in Real Estate in Value-Creation Pipeline

Torrey Pines/ UTC
22%
Mission Bay/ SoMa
13%
4%
Manhattan
16%
Other Submarkets
Cambridge
45%

Near-Term Projects in North America
24%
Current Development Projects
50%
18%
Future Projects in North America
8%
Future Projects in Asia

LEED-Certified Percentage of ABR (2)	Pre-Leased (3) Percentage of Ground-Up Developments Since January 1, 2009
	Single-Tenant 100% Pre-leased 2.0M RSF	Multi-Tenant 36% Pre-leased 2.1M RSF

(1)	Includes actual and projected construction and acquisitions for the year ending December 31, 2015. Refer to page 63 and page 64 for additional details.

(2)	Upon completion of our in-process LEED certification projects.

(3)	Represents average pre-leased percentage at the time development commenced.

Investments in real estate

Our investments in real estate consisted of the following as of June 30, 2015 (dollars in thousands, except per square foot amounts):

		Investments in Real Estate
		Consolidated	ARE Share of Unconsolidated Joint Ventures (1)	Total		Square Feet
							Unconsolidated Joint Ventures		Per SF (2)
	Page			Amount	%	Consolidated		Total

Rental properties	54	$7,608,220	$57,254	$7,665,474	88%	16,612,566	209,628	16,822,194	$463

Current value-creation projects/ Construction in progress (CIP):	59
Current development projects	60, 61	409,619	105,870	515,489	6%	1,368,841	626,888	1,995,729	341

Rental properties and current value-creation projects		8,017,839	163,124	8,180,963		17,981,407	836,516	18,817,923	450

Near-term value-creation projects (CIP)	59, 62	246,111	—	246,111	3%	2,026,669	—	2,026,669	121

Future value-creation projects:
North America	62	183,984	—	183,984	2%	3,807,375	—	3,807,375	48
Asia	70	78,911	—	78,911	1%	6,419,707	—	6,419,707	12
		262,895	—	262,895		10,227,082	—	10,227,082	26
Near-term and future value-creation projects		509,006	—	509,006		12,253,751	—	12,253,751	42

Value-creation pipeline		918,625	105,870	1,024,495	12%	13,622,592	626,888	14,249,480	84
Gross investments in real estate		8,526,845	163,124	$8,689,969	100%	30,235,158	836,516	31,071,674	$289
Equity method of accounting – unconsolidated joint ventures	68	121,055	N/A
Gross investments in real estate – incl. unconsol. joint ventures	69	8,647,900	N/A
Less: accumulated depreciation		(1,205,025)	(874)
Investments in real estate		$7,442,875	$162,250

(1)
We believe the information on our share of investments in unconsolidated joint ventures is useful information for investors as it provides our proportional share of the investments in real estate from all properties. This information also allows investors to estimate the impact of real estate investments at the joint venture level.

(2)
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

Development, redevelopment, and future value-creation projects

A key component of our business model is our disciplined allocation of capital to Class A development and redevelopment projects located in highly dynamic and collaborative campuses in key coastal gateway cities that inspire science and technology innovation. These projects are focused on providing high-quality, generic, and reusable space to meet the real estate requirements of, and that are reusable by, a wide range of client tenants. During the period of construction, these assets are non-income-producing assets. A significant number of our active development and redevelopment projects are leased and expected to be substantially placed into service in the near term. Upon completion, each value-creation project is expected to generate significant revenues and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality science and technology entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns.

Development projects consist of the ground-up development of generic and reusable facilities. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into office/laboratory or tech office space. We generally will not commence new development projects for aboveground construction of Class A office/laboratory or tech office space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A facilities. Predevelopment activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of predevelopment efforts is focused on reducing the time required to deliver projects to prospective client tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Ultimately, these projects will provide high-quality facilities and are expected to generate significant revenue and cash flows.

Our initial stabilized yield is calculated as the quotient of the estimated amounts of NOI upon stabilization and our investment in the property and excludes the impact of leverage. Our cash rents related to our value-creation projects are expected to increase over time, and our average cash yields are expected, in general, to be greater than our initial stabilized yields (cash basis). Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs. Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term (s) of the lease(s), calculated on a straight-line basis. Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed. Average cash yield reflects cash rents, including contractual rent escalations after initial rental concessions have elapsed, calculated on a straight-line basis. The stabilized occupancy date represents the estimated date on which the project is expected to reach occupancy of 95% or greater.

Overview of current and near-term value-creation pipeline

A substantial portion of our value-creation pipeline is expected to be placed into service in the near term. The completion of these highly-leased projects is expected to contribute additional operating cash flow and significant growth in NOI and EBITDA. The following table sets forth the expected year in which our current and near-term value-creation development projects are forecasted to contribute incremental NOI:

	CIP Square Feet	Total Project						Year of NOI Contribution – Forecast
		Square Feet	Leased	Negotiating		Leased/Negotiating		2015	2016	2017	2018 and Beyond
Property – Market/Submarket
Current value-creation development projects
360 Longwood Avenue – Greater Boston/Longwood Medical	203,908	413,536	63%	—%		63%
430 East 29th Street – New York City/Manhattan	130,402	418,639	76	22		98
3013/3033 Science Park Road – San Diego/Torrey Pines	63,000	165,938	81	—		81
5200 Illumina Way–Bldg 6 – San Diego/University Town Center	295,609	295,609	100	—		100
6040 George Watts Hill Drive – Research Triangle Park/RTP	61,547	61,547	100	—		100
50/60 Binney Street – Greater Boston/Cambridge	530,477	530,477	50	48		98
1455/1515 Third Street – San Francisco/Mission Bay	422,980	422,980	100	—		100
400 Dexter Avenue North – Seattle/Lake Union	287,806	287,806	31	33	(1)	64
Total/weighted-average	1,995,729	2,596,532	71%	17%		88%

Subsequent acquisitions of value-creation redevelopment projects
10290 Campus Point Drive – San Diego/University Town Center	304,326	304,326	100%	—%		100%

Near-term value-creation development projects (2)
4796 Executive Drive – San Diego/University Town Center	61,755	61,755	100%	—%		100%
100 Binney Street – Greater Boston/Cambridge	431,483	431,483	48	50		98
510 Townsend Street – San Francisco/SoMa	300,000	300,000	100	—		100
505 Brannan Street – San Francisco/SoMa	135,000	135,000	—	—		—
5200 Illumina Way – San Diego/University Town Center	386,044	386,044	—	—		—
10300 Campus Point Drive–Bldg 2 – San Diego/University Town Center	292,387	292,387	—	—		—
East 29th Street – New York City/Manhattan	420,000	420,000	—	—		—	(3)
Total/weighted-average	2,026,669	2,026,669	28%	11%		39%

(1)    Includes expansion for 23,726 RSF currently under lease negotiation with Juno Therapeutics, Inc. Also, includes an option for Juno Therapeutics, Inc. to expand in the project by up to an additional 70,204 RSF.
(2)    Refer to page 53 for RSF targeted for redevelopment.
(3)    We hold an option to ground lease a parcel supporting the future ground-up development of approximately 420,000 SF at the Alexandria Center® for Life Science. We have begun discussions with the City of New York regarding this option and the potential to increase the site density beyond 420,000 SF.

Current value-creation development projects – consolidated

The following table sets forth our consolidated development projects as of June 30, 2015 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property – Market/Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Consolidated development projects
50/60 Binney Street – Greater Boston/Cambridge	—	530,477	530,477	267,277	50%	253,103	48%	520,380	98%	1Q15	3Q17	2017
430 East 29th Street – New York City/Manhattan	288,237	130,402	418,639	318,645	76%	90,886	22%	409,531	98%	4Q12	4Q13	2015
5200 Illumina Way–Building 6 – San Diego/University Town Center	—	295,609	295,609	295,609	100%	—	—%	295,609	100%	3Q14	3Q16	2016
3013/3033 Science Park Road – San Diego/Torrey Pines	102,938	63,000	165,938	135,002	81%	—	—%	135,002	81%	2Q14	4Q14	2016
400 Dexter Avenue North – Seattle/Lake Union	—	287,806	287,806	90,423	31%	93,930	33%	184,353	64%	2Q15	1Q17	2018
6040 George Watts Hill Drive – Research Triangle Park/Research Triangle Park	—	61,547	61,547	61,547	100%	—	—%	61,547	100%	4Q14	1Q16	2016
Consolidated development projects	391,175	1,368,841	1,760,016	1,168,503	66%	437,919	25%	1,606,422	91%

	Investment								Unlevered
Property – Market/Submarket				Cost to Complete					Average Cash Yield		Initial Stabilized Yield (Cash Basis)		Initial Stabilized Yield
	In Service		CIP	2015	Thereafter		Total at Completion
Consolidated development projects
50/60 Binney Street – Greater Boston/Cambridge	$—		$230,895	$68,331	$	TBD	$	TBD	TBD	(1)	TBD	(1)	TBD	(1)
430 East 29th Street – New York City/Manhattan	$313,574		$122,687	$26,984		$—		$463,245	7.1%		6.6%		6.5%
5200 Illumina Way–Building 6 – San Diego/University Town Center	$—		$19,494	$20,476		$29,930		$69,900	8.6%		7.0%		8.4%
3013/3033 Science Park Road – San Diego/Torrey Pines	$53,669		$5,464	$13,366		$32,291		$104,790	7.7%		7.2%		7.1%
400 Dexter Avenue North – Seattle/Lake Union	$—	—	$21,267	$37,465	$	TBD	$	TBD	TBD	(1)	TBD	(1)	TBD	(1)
6040 George Watts Hill Drive – Research Triangle Park/Research Triangle Park	$—		$9,812	$14,378		$1,610		$25,800	8.1%		7.3%		8.1%
Consolidated development projects	$367,243		$409,619	$181,000	$	TBD	$	TBD

(1)	The design and budget of this project are in process, and the estimated project costs with related yields are expected to be disclosed in the near future.

Current value-creation development projects – unconsolidated joint ventures

The following table sets forth our unconsolidated joint venture development projects as of June 30, 2015 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property – Market/Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Unconsolidated joint venture development projects
360 Longwood Avenue – Greater Boston/Longwood Medical	209,628	203,908	413,536	259,859	63%	1,667	—%	261,526	63%	2Q12	3Q14	2016
1455/1515 Third Street – San Francisco/Mission Bay	—	422,980	422,980	422,980	100%	—	—%	422,980	100%	3Q14	1Q17	2017
Total	209,628	626,888	836,516	682,839	82%	1,667	—%	684,506	82%

	Investment
			Cost to Complete							Unlevered (1)
			2015		Thereafter					Average Cash Yield		Initial Stabilized Yield (Cash Basis)		Initial Stabilized Yield
Property – Market/Submarket			Construction Financing	Internal Funding	Construction Financing	Internal Funding		Total at Completion
	In Service	CIP
Unconsolidated joint venture development projects (2)
100% of joint venture: 360 Longwood Avenue – Greater Boston/Longwood Medical	$153,356	$154,430	$24,336	$—	$17,878		$—		$350,000
100% of joint venture: 1455/1515 Third Street – San Francisco/Mission Bay (3)	$21,150	$110,344	$—	$35,192	$—	$	TBD	$	TBD

ARE share of unconsolidated joint venture development projects (2)
27.5% of joint venture: 360 Longwood Avenue – Greater Boston/Longwood Medical	$46,467	$46,852	$6,692	$550	$4,916		$3,488		$108,965	8.2%	(3)	7.3%	(3)	7.8%	(3)
51.0% of joint venture: 1455/1515 Third Street – San Francisco/Mission Bay	$10,787	$59,018	$—	$19,450	$—	$	TBD	$	TBD	TBD	(4)	TBD	(4)	TBD	(4)
Total ARE share of unconsolidated joint venture development projects	$57,254	$105,870	$6,692	$20,000	$4,916	$	TBD	$	TBD

(1)
Our projected unlevered initial stabilized yield (cash basis) is based upon our share of the investment in real estate, including costs incurred directly by us outside of the joint venture. Development management fees earned from these development projects have been excluded from our estimate of unlevered yields.

(2)	Refer to pages 69 for additional information regarding our unconsolidated joint ventures.

(3)
The unlevered initial stabilized yields have been updated to reflect rental rates achieved on recently executed leases as well as our expectations for future rental rates for the remaining 152,010 RSF that we are currently marketing.  The yields decreased from previously disclosed estimated yields of 9.3% average cash yield, 8.3% for initial stabilized yield (cash basis), and 8.9% for initial stabilized yield.

(4)	The design and budget of this project are in process, and the estimated project costs with related yields are expected to be disclosed in the near future.

Near-term and future value-creation development projects in North America
The following table summarizes the components of the book value and square footage of our near-term and future value-creation development projects in North America as of June 30, 2015 (dollars in thousands, except per square foot amounts):

		Square Feet
Property – Market/Submarket	Book Value	Value-Creation Project		Embedded Land (1)		Total	Cost Per Square Foot
Near-Term Value-Creation Development Projects – Land undergoing predevelopment activities (CIP)
100 Binney Street – Greater Boston/Cambridge (2)	$140,488	431,483		—		431,483	$326
510 Townsend Street – San Francisco/SoMa	61,268	300,000		—		300,000	204
505 Brannan Street – San Francisco/SoMa	23,195	135,000		—		135,000	172
East 29th Street – New York City/Manhattan	—	—		420,000	(3)	420,000	—
5200 Illumina Way – San Diego/University Town Center	9,487	386,044		—		386,044	25
10300 Campus Point Drive–Bldg 2 – San Diego/University Town Center	6,302	292,387	(4)	—		292,387	22
4796 Executive Drive – San Diego/University Town Center	5,371	61,755		—		61,755	87
Near-term value-creation development projects	246,111	1,606,669		420,000		2,026,669	121

Future Value-Creation Development Projects – Land held for development
Alexandria Technology Square® – Greater Boston/Cambridge	7,721	100,000		—		100,000	77
505 Brannan Street Expansion – San Francisco/SoMa	11,855	165,000		—		165,000	72
Grand Avenue – San Francisco/South San Francisco (5)	45,056	397,132		—		397,132	113
560 Eccles Avenue – San Francisco/South San Francisco (6)	17,655	144,000		—		144,000	123
ARE Sunrise – San Diego/Torrey Pines	—	—		133,000		133,000	—
1150/1165/1166 Eastlake Avenue East – Seattle/Lake Union (7)	33,995	266,266		—		266,266	128
1818 Fairview Avenue East – Seattle/Lake Union	8,381	188,490		—		188,490	44
Other	59,321	1,927,487		486,000		2,413,487	25
Future value-creation development projects	183,984	3,188,375		619,000		3,807,375	48

Total near-term and future value-creation development projects in North America	$430,095	4,795,044		1,039,000		5,834,044	$74

(1)
Embedded land generally represents adjacent land acquired in connection with the acquisition of operating properties. As a result, the real estate basis attributable to these land parcels is primarily classified in rental properties.

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

(4)
In July 2015, we acquired 10290 Campus Point Drive, a property aggregating 304,326 RSF. This highly strategic acquisition is located adjacent to our uniquely positioned life science campus at the Alexandria Center® for Life Science at Campus Pointe with high-quality on-site amenities in the heart of our University Town Center submarket. The acquired property is 100% leased to the previous owner through September 30, 2015. In June 2015, we leased the entire 304,326 RSF to Eli Lilly and Company for 15.5 years. In October 2015, we expect to commence conversion of the space into Class A office/laboratory space through redevelopment. Upon completion of this redevelopment project, Eli Lilly and Company will relocate its existing presence at 10300 Campus Point Drive of 125,409 RSF and the previously announced 106,173 RSF expansion, into our recently acquired 10290 Campus Point Drive. These changes resulted in a net increase of 72,744 RSF leased to Eli Lilly and Company at the campus. Our campus will ultimately contain an aggregate of 1,046,472 RSF, including 292,387 RSF of capacity for future ground-up development.

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

Summary of capital expenditures

The following table summarizes the total projected construction spending for the year ending December 31, 2015, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Six Months Ending December 31, 2015
Current value-creation projects:
Development (consolidated)	$181,000
Development (unconsolidated joint venture)	20,000
Developments/redevelopments recently transferred to rental properties	60,000	(1)
Generic laboratory infrastructure/building improvement projects	40,000	(2)
Current value-creation projects			301,000
Near-term value-creation projects			144,000			(3)
Value-creation projects			445,000
Non-revenue-enhancing capital expenditures and tenant improvements			7,000
Projected construction spending for the six months ending December 31, 2015 (midpoint)			$452,000

Full-Year Construction Spending Guidance		Year Ending December 31, 2015
Projected construction spending for the six months ending December 31, 2015 (range)			$402,000	–	502,000
Actual construction spending for the six months ended June 30, 2015			197,672
Guidance range for the year ending December 31, 2015			$600,000	–	700,000

(1)
Includes spending for projects recently placed into service, including 11055/11065/11075 Roselle Street, 4757 Nexus Center Drive, and 1616 Eastlake Avenue East, that may require additional construction prior to occupancy, generally ranging from 15,000 to 30,000 RSF of the project, plus amounts related to 75/125 Binney Street.

(2)	Includes, among others, 3535 General Atomics Court, 9373 Town Center Drive, 5810/5820/6175 Nancy Ridge Drive, 44 Hartwell Avenue, 19 Presidential Way, and 2525 East NC Highway 54.

(3)	See overview of our near-term value-creation projects on pages 59 and 62.

Our construction spending for the six months ended June 30, 2015, consisted of the following (in thousands):

Actual Construction Spending	Six Months Ended June 30, 2015
Development	$114,678
Redevelopment	24,687
Predevelopment	20,162
Generic laboratory infrastructure/building improvement projects (1)	32,299
Asia	5,846
Total construction spending	$197,672

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures shown in the table below.

The table below reconciles construction spending on an accrual basis to our additions to properties on a cash basis (in thousands):

Actual Construction Spending	Six Months Ended June 30, 2015
Construction spending (accrual basis)	$197,672
Change in accrued construction	27,469
Other	1,161
Additions to real estate (cash basis)	$226,302

The tables below show the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment (in thousands, except RSF and per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures, Tenant Improvements, and Leasing Costs	Six Months Ended June 30, 2015			Recent Average Per RSF (1)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$5,021	15,913,666	$0.32	$0.35

Tenant improvements and leasing costs:
Re-tenanted space	$4,650	316,361	$14.70	$13.40
Renewal space	7,554	955,967	7.90	6.69
Total tenant improvements and leasing costs/weighted-average	$12,204	1,272,328	$9.59	$8.25

(1)	Represents the average of the years ended December 31, 2011, through December 31, 2014, and the six months ended June 30, 2015, annualized.

Value-creation projects – commencement of development projects in North America

During the six months ended June 30, 2015, we commenced two value-creation ground-up development projects in North America, consisting of our development of (i) a 530,477 RSF project at 50/60 Binney Street in our Cambridge submarket, which is 98% leased or under negotiation, including 267,277 RSF, or 50% of the project, leased to Sanofi, and (ii) a 287,806 RSF project at 400 Dexter Avenue North in our Lake Union submarket, which is currently 31% leased to Juno Therapeutics, Inc., which also has an expansion option to lease an additional 70,204 RSF. Refer to further information under “Current Value-Creation Development Projects – Consolidated” appearing elsewhere in Item 2 of this report.

External growth – value-creation development and redevelopment projects placed into service

The following table presents key value-creation development and redevelopment projects placed into service, including our unconsolidated joint ventures, during the six months ended June 30, 2015 (dollars in thousands):

						% of Project in Service			Unlevered
		RSF in Service							Average Cash Yield			Initial Stabilized Yield (Cash Basis)		Initial Stabilized Yield
	Date of Latest Placed into Service	Placed into Service Prior to 1/1/15	2015 Projects Placed into Service		Total Placed into Service		Total Project
Property – Market/Submarket			First Quarter	Second Quarter			Leased/ Negotiating	Investment
Consolidated development projects
75/125 Binney Street – Greater Boston/Cambridge	March 2015	—	388,270	—	388,270	100%	99%	$361,000	(1)	9.3%	(1)	8.4%	(1)	8.3%	(1)
430 East 29th Street – New York City/Manhattan	April 2015	241,417	43,209	3,611	288,237	69%	98%	$463,245		7.1%	(2)	6.6%	(2)	6.5%	(2)
3013/3033 Science Park Road – San Diego/Torrey Pines	February 2015	42,047	60,891	—	102,938	62%	81%	$104,790		7.7%	(2)	7.2%	(2)	7.1%	(2)

Unconsolidated joint venture development project
360 Longwood Avenue – Greater Boston/Longwood Medical	June 2015	155,524	2,107	51,997	209,628	51%	63%	$108,965	(3)	8.2%	(4)	7.3%	(4)	7.8%	(4)

Consolidated redevelopment projects
225 Second Avenue – Greater Boston/Route 128	May 2015	—	—	112,500	112,500	100%	100%	$47,172		9.0%	(2)	8.3%	(2)	8.4%	(5)
11055/11065/11075 Roselle Street – San Diego/Sorrento Valley	June 2015	23,936	—	31,277	55,213	100%	75%	$18,193		8.1%	(6)	7.9%	(6)	8.0%	(6)

(1)
Previously disclosed estimated yields were 9.1% average cash yield, 8.0% for initial stabilized yield (cash basis), and 8.2% for initial stabilized yield and cost of completion was $351.4 million. The increase in yields and investment into the project reflect the final terms of our lease with ARIAD Pharmaceuticals, Inc., and excludes an additional $25 per RSF tenant improvement allowance available to the tenant in the future. If the tenant elects to use this allowance, the total cost at completion could increase up to an additional $10 million with an increase in rental income and an estimated 0.1% increase in our initial stabilized yield from 8.3% to 8.4%.

(2)	Consistent with previously disclosed estimated yields.

(3)	Represents only ARE’s investment at completion related to its 27.5% interest in this unconsolidated joint venture. See pages 61 and 69 for additional information.

(4)
The unlevered initial stabilized yields have been updated to reflect rental rates achieved on recently executed leases as well as our expectations for future rental rates for the remaining 152,010 RSF that we are currently marketing.  The yields decreased from previously disclosed estimated yields of 9.3% average cash yield, 8.3% for initial stabilized yield (cash basis), and 8.9% for initial stabilized yield.

(5)
Increased from previously disclosed estimated yield of 8.3% for initial stabilized yield. The increase in the initial stabilized yield and investment into the project reflect the final terms of our lease with the client tenant.

(6)
Increased from previously disclosed estimated yields of 8.0% for average cash yield, 7.8% for initial stabilized yield (cash basis), and 7.9% for initial stabilized yield. The increase in the yields reflects the final project costs.

External growth – acquisitions

The following table presents acquisitions completed during the six months ended June 30, 2015, and an acquisition completed in July 2015 (dollars in thousands):

													Unlevered
Property – Market/Submarket		Date Acquired	Number of Properties		Gross Purchase Price		Loan Assumption				Percentage		Average Cash Yield		Initial Stabilized Yield (Cash)		Initial Stabilized Yield
	Type								RSF		Leased	Negotiating
640 Memorial Drive – Greater Boston/Cambridge	Operating	1/21/15	1		$176,500		$82,000	(1)	225,504		100.0%	—%	6.8%		6.4%		7.5%
Alexandria Technology Square® (10% noncontrolling interest) – Greater Boston/Cambridge	Operating	1/21/15	N/A	(2)	108,250	(2)	—		1,181,635		99.5%	—%	6.1%	(3)	5.4%	(3)	6.1%	(3)
505 Brannan Street – San Francisco/SoMa	Land	4/30/15	—		34,000		—		300,000	(4)	—%	—%	TBD		TBD		TBD
1818 Fairview Avenue East – Seattle/Lake Union	Land	5/6/15	—		8,444	(5)	—		188,490		—%	—%	TBD		TBD		TBD
			1		$327,194		$82,000		1,895,629

Subsequent acquisitions of redevelopment project
10290 Campus Point Drive – San Diego/ University Town Center	Redevelopment	7/1/15	1		$105,000		$—		304,326		100.0%	—%	TBD	(6)	TBD	(6)	TBD	(6)

(1)	Represents a secured note payable with a contractual rate of 3.93% and a maturity date in 2023.

(2)
During the three months ended March 31, 2015, we executed an agreement to purchase the outstanding 10% noncontrolling interest in our 1.2 million RSF flagship campus at Alexandria Technology Square® for $108.3 million. Upon execution of the purchase agreement, we recognized a liability representing the fair value of the aggregate consideration, primarily consisting of the $108.3 million purchase price. The first installment of $54.3 million was paid on April 1, 2015, and the second installment of $54.0 million is due on April 1, 2016. For additional information, refer to Note 11 – “Noncontrolling Interests” to our unaudited consolidated financial statements under Item 1 of this report.

(3)
We believe there is further upside in our projected returns as we anticipate significant rent growth from 81% of the leases contractually ending in the five years following the date of acquisition. Additionally, we believe we can increase our 1.2 million RSF campus by an additional 100,000 RSF and further increase NOI. The campus is currently 100% occupied and subject to a long-term ground lease. After considering the $108.3 million purchase of the outstanding 10% noncontrolling interest in this flagship campus and the anticipated near- and medium-term upside in NOI from rental rate growth and campus expansion, we estimate that we can enhance our unlevered yields on our aggregate investment in the campus over the next five years to 8.5% and 8.1% (cash).

(4)
Ground-up development of a tech office building at 505 Brannan Street. This site is fully entitled under Proposition M for 135,000 RSF, and subject to market conditions, we expect to commence construction on the first phase of the project in the near term. We are also pursuing entitlements for a second phase aggregating 165,000 RSF, which will be built on top of the first phase. We expect to disclose the estimated investment and yields upon commencement of each phase of the ground-up development.

(5)
We acquired this site for future development, and the land parcel is subject to a long-term ground lease. The land parcel is located adjacent to one of our existing campuses in the Lake Union submarket.

(6)
In July 2015, we acquired 10290 Campus Point Drive, a property aggregating 304,326 RSF. This highly strategic acquisition is located adjacent to our uniquely positioned life science campus at the Alexandria Center® for Life Science at Campus Pointe with high-quality on-site amenities in the heart of our University Town Center submarket. The acquired property is 100% leased to the previous owner through September 30, 2015. In June 2015, we leased the entire 304,326 RSF property to Eli Lilly and Company for 15.5 years. In October 2015, we expect to commence conversion of the space into Class A office/laboratory space through redevelopment. Upon completion of this redevelopment project, Eli Lilly and Company will relocate its existing presence at 10300 Campus Point Drive of 125,409 RSF and the previously announced 106,173 RSF expansion, into our recently acquired 10290 Campus Point Drive. These changes resulted in a net increase of 72,744 RSF leased to Eli Lilly and Company at the campus. Our campus will ultimately contain an aggregate of 1,046,472 RSF, including 292,387 RSF of capacity for future ground-up development.

Dispositions and other sources of capital

The following table presents real estate asset sales completed during the six months ended June 30, 2015, and pending and projected remainder/asset sales for the balance of 2015 (dollars in thousands):

Property – Market/Submarket	Date Sold	Number of Operating Properties	Square Feet	Annual NOI (1)		Sales Price (2)
Dispositions completed in the first quarter of 2015
661 University Avenue – Canada/Toronto	January	1	N/A	$(1,363)		$54,104
Other	January/ March	2	196,859	(595)		14,335
Dispositions completed in first quarter of 2015				$(1,958)		68,439

Dispositions completed in the second quarter of 2015
270 Third Street – Greater Boston/Cambridge (3)
Sales price	June	—	N/A	$—		43,000
Construction funding assumed by buyer						(17,523)
Net proceeds						25,477

Pending/targeted asset sales
225 Binney Street – Greater Boston/Cambridge (sale of 70% interest at 4.5% cash cap rate) (4)		1	305,212	$9,332	(4)	190,110
500 Forbes Boulevard – San Francisco/South San Francisco		1	155,685	$5,628		240,974	to	290,974
Other			240,000	$8,200

Completed and pending/targeted asset sales						525,000	to	575,000

Projected – remainder/asset sales			TBD	TBD		195,000	to	245,000

Total dispositions completed and other sources of capital (5)						$720,000	to	$820,000

(1)	Annualized using actual results for the quarter ended prior to the date of sale or the second quarter of 2015 for pending/targeted asset sales as of June 30, 2015.

(2)	Represents the sales price for completed dispositions and the estimated sales price for pending/targeted asset sales as of June 30, 2015.

(3)
Represents a residential project under construction totaling 91 units at the Alexandria Center® at Kendall Square. Our projected key sources and uses of capital reflect the savings of $17.5 million in projected construction spending.

(4)
In July 2015, we executed an agreement to sell a 70% interest in our 225 Binney Street property to a high-quality institutional investor for $190.1 million at a 4.5% cash cap rate. We expect to complete the sale in the fourth quarter of 2015. Annual NOI represents a 70% share of annualized second quarter 2015 NOI of $13.3 million (including straight-line rent) for this property. Annualized NOI for the three months ended June 30, 2015, excluding straight-line rent, was $8.7 million.

(5)
We anticipate a portion of dispositions and other sources of capital will come from the sale of equity investments in publicly traded entities. As of June 30, 2015, our $172.6 million of equity investments in publicly traded entities had unrealized gains aggregating $138.7 million.

Investments in unconsolidated joint ventures

360 Longwood Avenue

We are currently developing a building aggregating 413,536 RSF in the Longwood Medical submarket of the Greater Boston market through an unconsolidated joint venture. We expect to earn unlevered yields on our share of the gross real estate in the joint venture as follows: (i) an initial stabilized yield of 7.8%, (ii) an initial stabilized yield (cash basis) of 7.3%, and (iii) an average cash yield during the term of the initial leases of 8.2%. Our projected unlevered yields are based upon our share of the investment in real estate of the joint venture at completion of approximately $109.0 million, including costs incurred directly by us outside the joint venture. In addition to these yields, we will receive recurring monthly property management fees thereafter from this project. Construction management and other fees have been excluded from our estimate of unlevered yields. Refer to Note 3 – “Investments in Real Estate.”

1455/1515 Third Street

Alexandria and Uber entered into a joint venture agreement and acquired two land parcels supporting the development of two buildings aggregating 422,980 RSF at 1455/1515 Third Street in the Mission Bay submarket in San Francisco for a total purchase price of $125.0 million. We are in the process of finalizing the design and construction budget with Uber, and we expect to provide the total estimated cost at completion and estimate of yields in the near future. Refer to Note 3 – “Investments in Real Estate.”

The following table sets forth the information related to our unconsolidated joint ventures as of June 30, 2015 (dollars in thousands):

Three months ended June 30, 2015
	360 Longwood Avenue			1455/1515 Third Street		Total ARE Share
	100%	ARE’s 27.5% Share		100%	ARE’s 51% Share
Revenue	$4,491	$1,300	(1)	$47	$24	$1,324
Rental operations	(1,167)	(320)		(142)	(73)	(393)
Interest	(139)	(38)		—	—	(38)
Depreciation and amortization	(831)	(285)		(132)	(67)	(352)
Net income (loss)	$2,354	$657		$(227)	$(116)	$541

Six months ended June 30, 2015
	360 Longwood Avenue			1455/1515 Third Street		Total ARE Share
	100%	ARE’s 27.5% Share		100%	ARE’s 51% Share
Revenue	$8,476	$2,474	(1)	$138	$71	$2,545
Rental operations	(2,230)	(615)		(272)	(139)	(754)
Interest	(150)	(42)		—	—	(42)
Depreciation and amortization	(1,410)	(499)		(264)	(135)	(634)
Net income (loss)	$4,686	$1,318		$(398)	$(203)	$1,115

As of June 30, 2015
	360 Longwood Avenue			1455/1515 Third Street		Total ARE Share (2)
	100%		ARE’s 27.5% Share (2)	100%	ARE’s 51% Share (2)
Rental properties	$153,356		$46,467	$21,150	$10,787	$57,254
Construction in progress	154,430		46,852	110,344	59,018	105,870
Gross investments in real estate	307,786		93,319	131,494	69,805	163,124
Less: accumulated depreciation	(1,919)		(649)	(441)	(225)	(874)
Investments in real estate	305,867		92,670	131,053	69,580	162,250
Other assets	16,620		5,433	8,439	4,447	9,880
Total assets	$322,487		$98,103	$139,492	$74,027	$172,130

Secured notes payable	$170,531	(3)	$46,896	$—	$—	$46,896
Other liabilities	5,407		1,487	5,279	2,692	4,179
Total liabilities	175,938		48,383	5,279	2,692	51,075
Equity	146,549		49,720	134,213	71,335	121,055
Total liabilities and equity	$322,487		$98,103	$139,492	$74,027	$172,130

	RSF			RSF
Rental properties	209,628			—
Active development (CIP) (4)	203,908			422,980
Total	413,536			422,980

(1)	Includes development and property management fees earned.

(2)
Amounts include costs incurred directly by us outside of the joint ventures. We believe the information on our share of investments in unconsolidated joint ventures is useful information for investors as it provides our proportional share of the investments in real estate from all properties, including our share of the assets and liabilities of our unconsolidated joint ventures. This information also allows investors to estimate the impact of real estate investments and debt financing at the joint venture level.

(3)
Secured construction loan with an aggregate commitment of $213.2 million, which bears interest at LIBOR+3.75%, with a floor of 5.25%. The maturity date of the loan is April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(4)	Refer to page 61 for further detail of our unconsolidated joint venture development projects.

Real estate investments in Asia

Our investments in real estate in Asia consisted of the following as of June 30, 2015:

	Number of Properties	ABR (in thousands)	Occupancy Percentage	Book Value (1) (in thousands)		Square Feet
Rental properties in China	2	$1,222	53.6%	$80,618		634,328
Rental properties in India	6	5,641	65.5	70,037		565,386
Rental properties in Asia	8	$6,863	59.2%	150,655		1,199,714

Land held for future development in India				78,911		6,419,707
Total investments in real estate in Asia				$229,566	(1)	7,619,421

(1) Includes cumulative unrealized foreign currency translation losses of approximately $42.4 million as of June 30, 2015.

Results of operations

Key operating metrics

Favorable Lease Structure		Same Property NOI Increase

1.8%
4.5%
1.4%
5.4%
5.5%
6.2%
2013
2014
6/30/15 YTD
2013
2014
6/30/15 YTD
Cash Basis

Percentage of triple net leases	96%
Percentage of leases containing annual rent escalations	94%
Percentage of leases providing for the recapture of capital expenditures	94%

NOI – Key Driver of NAV Growth		Occupancy of Operating Properties North America (2)

$571.3
$508.6
$442.1
2013
2014
6/30/15(1)
(in millions)

Rental Rate Increases: Renewed/Re-leased Space		Adjusted EBITDA Margin (1)

16.2%
13.3%
20.3%
4.0%
5.4%
11.2%
2013
2014
6/30/15 YTD
2013
2014
6/30/15 YTD
Cash Basis

		65%

(1)	Represents the three months ended June 30, 2015, annualized.

(2)	As of the end of each respective period.

Same Properties

As a result of changes within our total property portfolio, the financial data presented in the table in “Comparison of the Three Months Ended June 30, 2015, to the Three Months Ended June 30, 2014,” and “Comparison of the Six Months Ended June 30, 2015, to the Six Months Ended June 30, 2014,” show significant changes in revenue and expenses from period to period. In order to supplement an evaluation of our results of operations, we analyze the operating performance for all properties that were operating for the periods presented (“Same Properties”) separate from properties acquired subsequent to the beginning of the earliest period presented, properties currently undergoing development or redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from Same Properties’ results (“Non-Same Properties”). Additionally, rental revenues from lease termination fees, if any, are excluded from the results of Same Properties.

The following table presents information regarding our Same Properties for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Percentage change in NOI over comparable period from prior year	0.5%	1.4%
Percentage change in NOI (cash basis) over comparable period from prior year	4.7%	6.2%
Operating margin	70%	70%
Number of Same Properties	168	164
RSF	14,156,773	13,997,651
Occupancy – current-period average	95.7%	95.9%
Occupancy – same-period prior-year average	95.8%	95.6%

The following table reconciles the number of Same Properties to total properties for the six months ended June 30, 2015:

Development – current	Properties
50/60 Binney Street	2
430 East 29th Street	1
5200 Illumina Way – Building 6	1
3013/3033 Science Park Road	2
400 Dexter Avenue North	1
6040 George Watts Hill Drive	1
360 Longwood Avenue (unconsol. joint venture)	1
1455/1515 Third Street (unconsol. joint venture)	2
11

Development – placed into service after January 1, 2014	Properties
269 East Grand Avenue	1
499 Illinois Street	1
75/125 Binney Street	1
3

Redevelopment – placed into service after January 1, 2014	Properties
225 Second Avenue	1
11055/1065/11075 Roselle Street	3
10121 Barnes Canyon Road	1
5

Summary	Properties
Development – current	11
Projects placed into service after January 1, 2014:
Development	3
Redevelopment	5

Development – Asia	2

Acquisitions after January 1, 2014:
3545 Cray Court	1
4025/4031/4045 Sorrento Valley Boulevard	3
9625 Towne Centre Drive	1
640 Memorial Drive	1

Properties “held-for-sale” in current or preceding periods	3
Total properties excluded from Same Properties	30

Same Properties	164

Total properties for the six months ended June 30, 2015	194

Comparison of the three months ended June 30, 2015, to the three months ended June 30, 2014

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenues:
Rental – Same Properties	$127,800	$127,658	$142	0.1%
Rental – Non-Same Properties	24,005	7,334	16,671	227.3
Total rental	151,805	134,992	16,813	12.5

Tenant recoveries – Same Properties	43,253	39,757	3,496	8.8
Tenant recoveries – Non-Same Properties	6,341	1,187	5,154	434.2
Total tenant recoveries	49,594	40,944	8,650	21.1

Other income – Same Properties	21	234	(213)	(91.0)
Other income – Non-Same Properties	2,736	232	2,504	1,079.3
Total other income	2,757	466	2,291	491.6

Total revenues – Same Properties	171,074	167,649	3,425	2.0
Total revenues – Non-Same Properties	33,082	8,753	24,329	278.0
Total revenues	204,156	176,402	27,754	15.7

Expenses:
Rental operations – Same Properties	51,759	48,961	2,798	5.7
Rental operations – Non-Same Properties	10,491	3,392	7,099	209.3
Total rental operations	62,250	52,353	9,897	18.9

Our share of NOI from unconsolidated joint ventures:
Joint venture NOI – Same Properties	—	—	—	—
Joint venture NOI – Non-Same Properties	931	—	931	100.0
Our share of NOI from unconsolidated joint ventures	931	—	931	100.0

NOI from continuing operations:
NOI – Same Properties	119,315	118,688	627	0.5
NOI – Non-Same Properties	23,522	5,361	18,161	338.8
Total NOI from continuing operations	142,837	124,049	18,788	15.1

Other expenses:
General and administrative	14,989	13,836	1,153	8.3
Interest	26,668	17,433	9,235	53.0
Depreciation and amortization	62,171	57,314	4,857	8.5
Loss on early extinguishment of debt	189	—	189	100.0
	104,017	88,583	15,434	17.4
Less: our share of NOI from unconsolidated joint ventures	(931)	—	(931)	(100.0)
Equity in earnings of unconsolidated joint ventures	541	—	541	100.0
Income from continuing operations	$38,430	$35,466	$2,964	8.4%

NOI – Same Properties	$119,315	$118,688	$627	0.5%
Less: straight-line rent adjustments	(3,818)	(8,412)	4,594	(54.6)
NOI (cash basis) – Same Properties	$115,497	$110,276	$5,221	4.7%

Rental revenues

Total rental revenues for the three months ended June 30, 2015, increased by $16.8 million, or 12.5%, to $151.8 million, compared to $135.0 million for the three months ended June 30, 2014. The increase was primarily due to rental revenues from our Non-Same Properties, including highly leased development and redevelopment projects aggregating 1,138,483 RSF that were placed into service subsequent to April 1, 2014, and operating properties aggregating 359,235 RSF that were acquired subsequent to April 1, 2014, and consisted of the following (in thousands):

	Three Months Ended June 30,
	2015	2014	Change
Development related	$19,186	$5,359	$13,827
Acquisitions related	4,010	—	4,010
Other	809	1,975	(1,166)
Rental revenues – Non-Same Properties	$24,005	$7,334	$16,671

In addition, rental revenues from our Same Properties were $127.8 million and $127.7 million for the three months ended June 30, 2015 and 2014, respectively, due to the consistent occupancy of 95.7% and 95.8%, respectively, over the comparable periods.

Tenant recoveries

Tenant recoveries for the three months ended June 30, 2015, increased by $8.7 million, or 21.1%, to $49.6 million, compared to $40.9 million for the three months ended June 30, 2014. This increase is relatively consistent with the increase in our rental operating expenses of $9.9 million, or 18.9%. Same Properties’ tenant recoveries increased by $3.5 million, or 8.8%, primarily as a result of an increase in Same Properties’ rental operating expenses of $2.8 million, or 5.7%. Same Properties’ rental operating expenses increased during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily related to (i) higher property taxes resulting from annual property tax reassessments and (ii) higher utilities due to increases in utility rates for properties in the San Francisco and San Diego markets. Non-Same Properties’ tenant recoveries increased by $5.2 million as a result of a Non-Same Properties’ rental operating expense increase of $7.1 million, primarily related to development and redevelopment projects placed into service subsequent to April 1, 2014, and operating properties acquired subsequent to April 1, 2014, as noted above.

Other income

Other income for the three months ended June 30, 2015 and 2014, consisted of the following (in thousands):

	Three Months Ended June 30,
	2015	2014	Change
Management fee income	$257	$916	$(659)
Interest and other income	379	911	(532)
Investment income (loss)	2,121	(1,361)	3,482
Total other income	$2,757	$466	$2,291

Rental operating expenses

Total rental operating expenses for the three months ended June 30, 2015, increased by $9.9 million, or 18.9%, to $62.3 million, compared to $52.4 million for the three months ended June 30, 2014. Approximately $7.1 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to development and redevelopment projects placed into service subsequent to April 1, 2014, and operating properties acquired subsequent to April 1, 2014, as mentioned above. The increase in Same Properties rental operating expenses of $2.8 million was primarily due to higher property taxes and higher utility costs as described in “Tenant Recoveries” above.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2015, increased by $1.2 million, or 8.3%, to $15.0 million, compared to $13.8 million for the three months ended June 30, 2014. General and administrative expenses increased primarily due to growth in both the depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses were consistent at 0.7% and 0.7% for the 12 months ended June 30, 2015 and 2014, respectively.

Interest expense

Interest expense for the three months ended June 30, 2015 and 2014, consisted of the following (in thousands):

	Three Months Ended June 30,
Component	2015	2014	Change
Secured notes payable	$7,911	$7,087	$824
Unsecured senior notes payable	17,406	11,241	6,165
Unsecured senior line of credit	2,651	2,698	(47)
Unsecured senior bank term loans	3,435	3,757	(322)
Interest rate swaps	710	1,123	(413)
Amortization of loan fees and other interest	2,992	2,829	163
Total interest incurred	35,105	28,735	6,370
Capitalized interest	(8,437)	(11,302)	2,865
Total interest expense	$26,668	$17,433	$9,235

Total interest expense increased by $9.2 million during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily as a result of a $6.4 million increase in interest incurred and a $2.9 million decrease in the amount of interest capitalized as a result of our highly leased development and redevelopment projects placed into service subsequent to April 1, 2014, as noted above.

The increase of $6.4 million in total interest incurred was primarily due to an approximate $758.1 million increase in outstanding debt used to fund the construction of our development and redevelopment projects since June 30, 2014. In July 2014, we completed an offering of $700 million of unsecured senior notes payable with a weighted-average interest rate of 3.50% and a maturity of 9.6 years. Proceeds from our July 2014 offering were used to repay $125 million under our unsecured senior bank term loans and to reduce amounts outstanding under our unsecured senior line of credit. Interest from our unsecured senior bank term loans and interest rate swaps decreased by an aggregate $735 thousand, as we continued to transition from variable-rate bank debt to long-term unsecured fixed-rate debt. In addition, interest rate swaps aggregating $200.0 million with rates averaging 5.0% expired on March 31, 2014, which decreased related interest costs.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2015, increased by $4.9 million, or 8.5%, to $62.2 million, compared to $57.3 million for the three months ended June 30, 2014. Depreciation increased primarily due to additional depreciation from development and redevelopment projects placed into service subsequent to April 1, 2014, and operating properties acquired subsequent to April 1, 2014, as noted above.

Loss on early extinguishment of debt

During the three months ended June 30, 2015, we recognized a loss on early extinguishment of debt to expense a portion of unamortized loan fees aggregating $189 thousand upon our $25.0 million partial principal repayment under our unsecured senior bank term loan.

Equity in earnings from unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures of $541 thousand for the three months ended June 30, 2015, primarily includes the operating results of our property at 360 Longwood Avenue in Greater Boston that was placed into service during the three months ended December 31, 2014. As of June 30, 2015, we had 209,628 RSF, or 51% of this property, in service at 100% occupancy and 203,908 RSF, or 49% of this project, under development.

Gain on sales of real estate – land parcels

During the three months ended June 30, 2014, we completed the sale of one parcel of land in our Seattle market, aggregating 150,000 RSF for an aggregate sales price of $19.0 million, and recognized an aggregate gain on sales of $797 thousand. These gains are classified in gain on sales of real estate – land parcels below income from discontinued operations in the accompanying consolidated statements of income.

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

Comparison of the six months ended June 30, 2015, to the six months ended June 30, 2014

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenues:
Rental – Same Properties	$251,321	$249,383	$1,938	0.8%
Rental – Non-Same Properties	44,092	16,179	27,913	172.5
Total rental	295,413	265,562	29,851	11.2

Tenant recoveries – Same Properties	85,937	79,889	6,048	7.6
Tenant recoveries – Non-Same Properties	12,051	2,737	9,314	340.3
Total tenant recoveries	97,988	82,626	15,362	18.6

Other income – Same Properties	33	270	(237)	(87.8)
Other income – Non-Same Properties	7,475	4,130	3,345	81.0
Total other income	7,508	4,400	3,108	70.6

Total revenues – Same Properties	337,291	329,542	7,749	2.4
Total revenues – Non-Same Properties	63,618	23,046	40,572	176.0
Total revenues	400,909	352,588	48,321	13.7

Expenses:
Rental operations – Same Properties	102,902	98,402	4,500	4.6
Rental operations – Non-Same Properties	20,571	6,458	14,113	218.5
Total rental operations	123,473	104,860	18,613	17.8

Our share of NOI from unconsolidated joint ventures:
Joint venture NOI – Same Properties	—	—	—	—
Joint venture NOI – Non-Same Properties	1,791	—	1,791	100.0
Our share of NOI from unconsolidated joint ventures	1,791	—	1,791	100.0

NOI from continuing operations:
NOI – Same Properties	234,389	231,140	3,249	1.4
NOI – Non-Same Properties	44,838	16,588	28,250	170.3
Total NOI from continuing operations	279,227	247,728	31,499	12.7

Other expenses:
General and administrative	29,376	27,060	2,316	8.6
Interest	49,904	36,556	13,348	36.5
Depreciation and amortization	121,091	107,735	13,356	12.4
Impairment of real estate	14,510	—	14,510	100.0
Loss on early extinguishment of debt	189	—	189	100.0
	215,070	171,351	43,719	25.5
Less: our share of NOI from unconsolidated joint ventures	(1,791)	—	(1,791)	(100.0)
Equity in earnings of unconsolidated joint ventures	1,115	—	1,115	100.0
Income from continuing operations	$63,481	$76,377	$(12,896)	(16.9)%

NOI – Same Properties	$234,389	$231,140	$3,249	1.4%
Less: straight-line rent adjustments	(6,559)	(16,643)	10,084	(60.6)
NOI (cash basis) – Same Properties	$227,830	$214,497	$13,333	6.2%

Rental revenues

Total rental revenues for the six months ended June 30, 2015, increased by $29.9 million, or 11.2%, to $295.4 million, compared to $265.6 million for the six months ended June 30, 2014. The increase was primarily due to rental revenues from our Non-Same Properties, including highly leased development and redevelopment projects aggregating 1,138,483 RSF that were placed into service subsequent to January 1, 2014, and operating properties aggregating 518,357 RSF that were acquired subsequent to January 1, 2014, and consisted of the following (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Development related	$30,727	$9,749	$20,978
Acquisitions related	10,194	2,304	7,890
Other	3,171	4,126	(955)
Rental revenues – Non-Same Properties	$44,092	$16,179	$27,913

In addition, rental revenues from our Same Properties increased to $251.3 million for the six months ended June 30, 2015, compared to $249.4 million for the six months ended June 30, 2014, primarily due to a 30 bps increase in occupancy from 95.6% to 95.9% for these properties over the comparable periods.

Tenant recoveries

Tenant recoveries for the six months ended June 30, 2015, increased by $15.4 million, or 18.6%, to $98.0 million, compared to $82.6 million for the six months ended June 30, 2014. This increase is relatively consistent with the increase in our rental operating expenses of $18.6 million, or 17.8%. Same Properties’ tenant recoveries increased by $6.0 million, or 7.6%, primarily as a result of an increase in Same Properties’ rental operating expenses of $4.5 million, or 4.6%, and the increase in occupancy described above. Same Properties’ rental operating expenses increased during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily related to (i) higher property taxes resulting from annual property tax reassessments, (ii) higher repairs and maintenance, and (iii) higher utility costs. Repairs and maintenance and utility costs increased in 2015 due to an increase in heating and snow removal expenses due to a more severe winter in 2015 and higher utility rates in 2015 for properties in the San Francisco and San Diego markets. Non-Same Properties’ tenant recoveries increased by $9.3 million as a result of a Non-Same Properties’ rental operating expense increase of $14.1 million primarily related to development and redevelopment projects placed into service subsequent to January 1, 2014, and operating properties acquired subsequent to January 1, 2014, as noted above.

Other income

Other income for the six months ended June 30, 2015 and 2014, consisted of the following (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Management fee income	$811	$1,642	$(831)
Interest and other income	864	1,773	(909)
Investment income	5,833	985	4,848
Total other income	$7,508	$4,400	$3,108

Rental operating expenses

Total rental operating expenses for the six months ended June 30, 2015, increased by $18.6 million, or 17.8%, to $123.5 million, compared to $104.9 million for the six months ended June 30, 2014. Approximately $14.1 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to development and redevelopment projects placed into service subsequent to January 1, 2014, and operating properties acquired subsequent to January 1, 2014, as mentioned above. The increase in Same Properties rental operating expenses of $4.5 million was primarily due to higher property taxes, higher repairs and maintenance, and higher utility costs, as described in “Tenant Recoveries” above.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2015, increased by $2.3 million, or 8.6%, to $29.4 million, compared to $27.1 million for the six months ended June 30, 2014. General and administrative expenses increased primarily due to growth in both the depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses were consistent at 0.7% and 0.7% for the 12 months ended June 30, 2015 and 2014, respectively.

Interest expense

Interest expense for the six months ended June 30, 2015 and 2014, consisted of the following (in thousands):

	Six Months Ended June 30,
Component	2015	2014	Change
Secured notes payable	$15,620	$15,058	$562
Unsecured senior notes payable	34,811	22,481	12,330
Unsecured senior line of credit	4,724	4,737	(13)
Unsecured senior bank term loans	6,776	7,499	(723)
Interest rate swaps	1,215	4,613	(3,398)
Amortization of loan fees and other interest	6,166	5,483	683
Total interest incurred	69,312	59,871	9,441
Capitalized interest	(19,408)	(23,315)	3,907
Total interest expense	$49,904	$36,556	$13,348

Total interest expense increased by $13.3 million during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily as a result of a $9.4 million increase in interest incurred and a $3.9 million decrease in the amount of interest capitalized as a result of our highly leased development and redevelopment projects placed into service subsequent to January 1, 2014, as noted above.

The increase of $9.4 million in total interest incurred was primarily due to an approximate $758.1 million increase in outstanding debt used to fund the construction of our development and redevelopment projects since June 30, 2014. In July 2014, we completed an offering of $700 million of unsecured senior notes payable with a weighted-average interest rate of 3.50% and a maturity of 9.6 years. Proceeds from our July 2014 offering were used to repay $125 million under our unsecured senior bank term loans and to reduce amounts outstanding under our unsecured senior line of credit. Interest from our unsecured senior bank term loans and interest rate swaps decreased by an aggregate $4.1 million, as we continued to transition from variable-rate bank debt to long-term unsecured fixed-rate debt. In addition, interest rate swaps aggregating $200.0 million with rates averaging 5.0% expired on March 31, 2014, which decreased related interest costs.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2015, increased by $13.4 million, or 12.4%, to $121.1 million, compared to $107.7 million for the six months ended June 30, 2014. Depreciation increased primarily due to additional depreciation from development and redevelopment projects placed into service subsequent to January 1, 2014, and operating properties acquired subsequent to January 1, 2014, as noted above.

Impairment of real estate

In March 2015, we determined that a 175,000 RSF life science building in Hyderabad, India, met the criteria for classification as “held for sale” and consequently recognized an impairment charge of $14.5 million to lower the carrying costs of the real estate to its estimated fair value less cost to sell, including an estimated $4.2 million foreign exchange loss. On March 26, 2015, we completed the sale of the vacant building for $12.4 million. For additional information, refer to the section titled “Sales of Real Estate Assets and Related Impairment Charges” in Note 3 – “Investments in Real Estate” to our accompanying unaudited consolidated financial statements under Item 1 of this report.

Loss on early extinguishment of debt

During the six months ended June 30, 2015, we recognized a loss on early extinguishment of debt to expense a portion of unamortized loan fees aggregating $189 thousand upon our $25.0 million partial principal repayment under our unsecured senior bank term loan.

Equity in earnings from unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures of $1.1 million for the six months ended June 30, 2015, primarily includes the operating results of our property at 360 Longwood Avenue in Greater Boston that was placed into service during the three months ended December 31, 2014. As of June 30, 2015, we had 209,628 RSF, or 51% of this property, in service at 100% occupancy and 203,908 RSF, or 49% of this project, under development.

Gain on sales of real estate – land parcels

During the six months ended June 30, 2014, we completed the sale of one parcel of land in our Seattle market, aggregating 150,000 RSF for an aggregate sales price of $19.0 million, and recognized an aggregate gain on sales of $797 thousand. These gains are classified in gain on sales of real estate – land parcel below income from discontinued operations in the accompanying consolidated statements of income.

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

Projected results

Based on our current view of existing market conditions and certain current assumptions, we have updated guidance for EPS attributable to Alexandria’s common stockholders – diluted and FFO per share attributable to Alexandria’s common stockholders – diluted, each for the year ending December 31, 2015, as set forth in the table below.  The table below provides a reconciliation of FFO per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to EPS, the most directly comparable GAAP measure, and other key assumptions included in our guidance for the year ending December 31, 2015.

Summary of Key Changes in Guidance		Description
FFO per share – diluted	+ $0.02	•	Midpoint of range increased by $0.02 to $5.24, driven by strong leasing activity, and narrowed range from $0.10 to $0.06

(in thousands)		Description
Sources of capital:	Midpoint	•
Increase in income-producing asset sales generates higher proceeds resulting in a reduction in incremental debt. A portion of the incremental proceeds will fund the acquisition of a redevelopment opportunity at 10290 Campus Point Drive.

Incremental debt	$(75,000)
Acquisition (non-cash)	(135,000)
Remainder/asset sales	115,000		Reduction in projected construction spending includes, among other items, approximately $17.5 million of construction funding assumed by the buyer of 270 Third Street (see page 67)
Net decrease in sources of capital	$(95,000)	•

Uses of capital:
Construction	$(45,000)	•
Decrease in acquisitions primarily due to change in timing of non-cash acquisition from 2015 to 2016, offset by purchase in July 2015, of 10290 Campus Point Drive, a 100% pre-leased redevelopment project

Acquisition	(50,000)
Decrease in uses of capital	$(95,000)

EPS and FFO Per Share Attributable to Alexandria’s Common Stockholders – Diluted
Earnings per share	$1.44 to $1.50
Add: depreciation and amortization	3.59
Add: impairment of real estate	0.20
Other	(0.02)
FFO per share	$5.21 to $5.27

Key Assumptions (Dollars in thousands)	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2015	96.9%	97.4%

Same Properties’ performance:
NOI increase	0.5%	2.5%
NOI increase (cash basis)	5.0%	7.0%

Lease renewals and re-leasing of space:
Rental rate increases	14.0%	17.0%
Rental rate increases (cash basis)	8.0%	10.0%

Straight-line rent revenue	$47,000	$52,000
General and administrative expenses	$55,000	$59,000
Capitalization of interest	$35,000	$45,000
Interest expense	$106,000	$116,000

Key Credit Metrics
Net debt to Adjusted EBITDA – fourth quarter of 2015 annualized	<7.0x
Fixed-charge coverage ratio – fourth quarter of 2015 annualized	3.0x to 3.5x
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2015	10% to 15%

Key Credit Metrics

Net Debt to Adjusted EBITDA (1)	Unencumbered NOI (2)

7.2x
7.5x
7.5x
to
6.5x
< 7.0x
12/31/14
6/30/15
2015
Target Range
12/31/15
Goal

78%

Fixed-Charge Coverage Ratio (1)	Liquidity

3.3x
3.4x
3.5x
to
3.0x
12/31/14
6/30/15
2015
Target Range

(1)	Quarter annualized.

(2)	For the three months ended June 30, 2015.

As of June 30, 2015, we had construction in progress related to our eight development projects in North America. The completion of these projects, along with projects recently placed into service, certain future projects, and operations from Same Properties, is expected to contribute significant increases in rental income, NOI, and cash flows. Operating performance assumptions related to the completion of our development projects in North America, including the timing of initial occupancy, stabilization dates, and initial stabilized yield, are included in the “Value-Creation Projects and External Growth” section in Item 2 of this report. Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the “Projected Construction Spending” table in the “Summary of Capital Expenditures” subsection of the “Value-Creation Projects and External Growth” section in Item 2 of this report.

The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs, because these project costs will no longer qualify for capitalization and these costs will be expensed as incurred. Our projection assumptions for Same Properties’ NOI increase, rental rate increases, straight-line rents, general and administrative expenses, capitalization of interest, interest expense, and key credit metrics are included in the tables and charts above and are subject to a number of variables and uncertainties, including those discussed under the “Forward-Looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7 of our annual report on Form 10-K for the year ended December 31, 2014. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, and scheduled debt maturities, through net cash provided by operating activities, periodic asset sales, strategic joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

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

•	Manage the amount of debt maturing in a single year;

•	Mitigate unhedged variable-rate debt through the reduction of short-term and medium-term variable-rate bank debt;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund preferred stock and common stock dividends from net cash provided by operating activities;

•	Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate;

•	Maintain high levels of pre-leasing in value-creation projects; and

•	Maintain solid key credit metrics, including net debt to Adjusted EBITDA and fixed-charge coverage ratio, with some variation from quarter to quarter and from year to year.

Unsecured senior line of credit and unsecured senior bank term loans

The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities.

	Balance as of June 30, 2015		As of June 30, 2015
Facility			Maturity Date (1)	Applicable Rate	Facility Fee
2019 Unsecured Senior Bank Term Loan	$600	million	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	$350	million	January 2021	L+1.10%	N/A
$1.5 billion unsecured senior line of credit	$624	million	January 2019	L+1.10%	0.20%

(1)	Includes any extension options that we control.

The maturity date of the unsecured senior line of credit is January 2019, assuming we exercise our sole right to extend the stated maturity date, twice, by an additional six months after each exercise.  Borrowings under the unsecured senior line of credit bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement, plus, in either case, a specified margin (“Applicable Margin”).  The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit is based on our existing credit rating as set by certain rating agencies. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate of LIBOR+1.10%. In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.20% based upon aggregate outstanding commitments.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of June 30, 2015, were as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Leverage Ratio	Less than or equal to 60.0%	38.1%
Secured Debt Ratio	Less than or equal to 45.0%	7.1%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.15x
Unsecured Leverage Ratio	Less than or equal to 60.0%	43.5%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	7.02x

(1)
For definitions of the ratios, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, including (i) the agreement dated as of August 30, 2013, which was filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 7, 2013, and (ii) the agreement dated June 30, 2015, which is filed as an exhibit to this quarterly report on Form 10-Q.

(2)	Actual covenants are calculated pursuant to the specific terms of our unsecured senior line of credit and unsecured senior bank term loan agreements.

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% unsecured senior notes (“2.75% Unsecured Senior Notes”), 3.90% unsecured senior notes (“3.90% Unsecured Senior Notes”), 4.60% unsecured senior notes (“4.60% Unsecured Senior Notes”), and 4.50% unsecured senior notes (“4.50% Unsecured Senior Notes”) as of June 30, 2015, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	43%
Secured Debt to Total Assets	Less than or equal to 40%	8%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x	6.0x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	227%

(1)	For definitions of the ratios, refer to the indenture at Exhibit 4.3 and related supplemental indentures at Exhibits 4.4, 4.7, 4.9, and 4.11, which are each listed in Item 6 of this report.

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

Key Sources and Uses of Capital (in thousands)	Completed During the Six Months Ended June 30, 2015	2015 Guidance
		Low	High
Sources of capital:
Net cash provided by operating activities after dividends	$61,000	$115,000	$135,000
Incremental debt	316,000	115,000	195,000
Remainder/asset sales (1)	94,000	720,000	820,000
Total sources of capital	$471,000	$950,000	$1,150,000

Uses of capital:
Construction	$198,000	$600,000	$700,000
Acquisitions (2)	273,000	350,000	450,000
Total uses of capital	$471,000	$950,000	$1,150,000

Incremental debt:
Issuance of unsecured senior and other notes payable	$82,000	$370,000	$450,000
Borrowings under existing secured construction loans	43,000	80,000	130,000
Repayments of secured notes payable	(10,000)	(61,000)	(137,000)
Activity on unsecured senior line of credit/other	201,000	(274,000)	(248,000)
Incremental debt	$316,000	$115,000	$195,000

(1)	Refer to page 67 for discussion on dispositions and other sources of capital.

(2)	Includes the acquisition in July 2015, of 10290 Campus Point Drive, a property aggregating 304,326 RSF, for $105.0 million. See pages 50 and 66 for additional information.

The key assumptions behind the sources and uses of capital in the table above are a favorable capital market environment, performance of our core operating properties, lease-up and completion of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed under the “Forward-Looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7 of our annual report on Form 10-K for the year ended December 31, 2014. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $115.0 million to $135.0 million of net cash flows from operating activities after payment of common stock and preferred stock dividends. For the year ending December 31, 2015, we expect that our highly leased value-creation projects, along with projects recently placed into service, certain future projects, and operations from Same Properties, will contribute significant increases as compared to the year ended December 31, 2014, in rental income, NOI, and cash flows. Refer to the “Cash Flows” section appearing elsewhere in this section of this quarterly report on Form 10-Q for a discussion of net cash provided by operating activities for the six months ended June 30, 2015.

Real estate sales

We expect to continue to sell land, non-core operating assets, high-value “core-like” operating properties, and joint venture interests in high-value operating properties located in high-barrier-to-entry submarkets. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

For additional information, refer to the section titled “Sales of Real Estate Assets and Related Impairment Charges” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report and the “Dispositions and Other Sources of Capital” subsection of the “Value-Creation Projects and External Growth” section in Item 2 of this report. The sale of non-strategic assets in our value-creation pipeline and non-core/“core-like” operating assets provides a significant source of capital to fund our highly pre-leased value-creation development and redevelopment projects described above.

Liquidity

The following table presents the availability under our unsecured senior line of credit, secured construction loans, and cash and cash equivalents as of June 30, 2015 (dollars in thousands):

Description	Stated Rate	Total Commitments	Outstanding Balance	Remaining Commitments
$1.5 billion unsecured senior line of credit	LIBOR+1.10%	$1,500,000	$624,000	$876,000
Secured construction loan	LIBOR+1.40%	36,000	20,631	15,369
Secured construction loan	LIBOR+1.50%	55,000	47,183	7,817
Secured construction loan	LIBOR+1.35%	250,400	147,281	103,119
		$1,841,400	$839,095	1,002,305
Cash and cash equivalents				68,617
Total liquidity				$1,070,922
Debt

We expect to fund a significant portion of our capital needs in 2015 from the issuance of unsecured senior notes payable, borrowings available under existing secured construction loans, an unsecured senior line of credit, new secured construction loans, and acquired secured notes payable.

In June 2015, we completed a partial principal repayment of $25.0 million and extended the maturity of the remaining $350.0 million 2021 Unsecured Senior Bank Term Loan from July 31, 2015, to June 30, 2019, subject to our option to extend the maturity up to three times upon the satisfaction of certain conditions, for an additional term of six months for the first and second extensions and for an additional term ending on January 15, 2021, for the third extension. In addition, we reduced the applicable interest rate margin with respect to borrowings outstanding under the loan to LIBOR+1.10% from LIBOR+1.20%. In conjunction with the amendment of our 2021 Unsecured Senior Bank Term Loan and the principal repayment, we recognized a loss on early extinguishment of debt aggregating $189 thousand related to the write-off of a portion of unamortized loan fees.

In July 2014, we completed public offerings of $400 million in aggregate principal amount and $300 million in aggregate principal amount of unsecured senior notes payable at stated interest rates of 2.75% and 4.50%, respectively, at a weighted-average interest rate of 3.50% and a weighted-average maturity of 9.6 years. The 2.75% Unsecured Senior Notes were priced at 99.793% of the principal amount with a yield to maturity of 2.791% and are due January 15, 2020. The 4.50% Unsecured Senior Notes were priced at 99.912% of the principal amount with a yield to maturity of 4.508% and are due July 30, 2029. Both the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company. Both the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes rank equally in right of payment with all other senior unsecured indebtedness. However, the 2.75% Unsecured Senior Notes and the 4.50% Unsecured Senior Notes are subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P. Net proceeds of $694 million from the offering were used to reduce variable-rate debt, consisting of the partial repayment of $125 million of our unsecured senior bank term loan and the reduction of $569 million of borrowings outstanding on our unsecured senior line of credit. In connection with the partial repayment of $125 million of our unsecured senior bank term loan, we recognized a loss on the early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $525 thousand.

Refer to the “Liquidity” subsection for a discussion of our secured construction loans and unsecured senior line of credit.

Secured construction loans

Refer to Note 6 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our secured construction loans.

Unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties.

Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended unsecured line of credit agreement, plus, in either case, the Applicable Margin. The “Eurocurrency Rate” specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate of LIBOR+1.10%. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

Cash and cash equivalents

As of June 30, 2015, and December 31, 2014, we had $68.6 million and $86.0 million, respectively, of cash and cash equivalents.  We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and certain capital expenditures, including expenditures related to construction activities.

Restricted cash

Restricted cash consisted of the following as of June 30, 2015, and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Funds held in trust under the terms of certain secured notes payable	$21,268	$19,350
Funds held in escrow related to construction projects and investing activities	20,040	4,539
Other restricted funds	2,883	2,995
Total	$44,191	$26,884

The funds held in escrow related to construction projects will be used to pay for certain construction costs.

Other sources

We may issue and publicly offer common stock, preferred stock, debt, and other securities from time to time at our discretion, based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements.  These third parties may contribute equity into these entities primarily related to their share of funds for construction-related and financing-related activities.

We also hold interests, together with certain third parties, in joint ventures that are not consolidated in our financial statements. The following table presents information related to debt held by one of our unconsolidated joint ventures (dollars in thousands):

Loan Collateral	Total Commitments	Total Outstanding	Partners’ Share	ARE’s 27.5% Share	Maturity Date		Interest Rate
360 Longwood Avenue	$213,200	$170,531	$123,635	$46,896	4/1/17	(1)	5.25%	(2)

(1)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(2)	Secured construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%.

Uses of capital

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, predevelopment, and construction of properties. In North America, we currently have development projects in process aggregating 2.6 million RSF, with 2.0 million RSF of construction in progress of office/laboratory and tech office space, including two unconsolidated joint venture development projects. We incur capitalized construction costs related to development, redevelopment, predevelopment, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project. Refer to “Summary of Capital Expenditures” in Item 2 of this report for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred.  Capitalized interest for the six months ended June 30, 2015 and 2014, of $19.4 million and $23.3 million, respectively, is classified in investments in real estate.  Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use.  We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, aggregating $6.9 million and $8.9 million for the six months ended June 30, 2015 and 2014, respectively. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred.  When construction activities cease, the asset is classified as rental property.  Also, if vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel is classified as land held for future development.  Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, predevelopment, and construction activities could result in significant changes to total expenses and net income.  For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $2.9 million for the six months ended June 30, 2015.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the six months ended June 30, 2015 and 2014, were $26.8 million and $19.2 million, respectively, of which $5.8 million and $6.5 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Acquisitions

Refer to the “External Growth – Acquisitions” section in Item 2 of this report.

Contractual obligations and commitments

Contractual obligations as of June 30, 2015, consisted of the following (in thousands):

		Payments by Period
	Total	2015	2016-2017	2018-2019	Thereafter
Secured and unsecured debt (1) (2)	$4,090,731	$4,322	$536,187	$1,234,064	$2,316,158
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	687,119	56,607	193,882	166,455	270,175
Estimated interest payments on variable-rate debt (4)	39,090	2,519	15,385	16,683	4,503
Ground lease obligations	595,120	6,338	23,459	22,376	542,947
Other obligations	7,528	744	3,047	3,737	—
Total	$5,419,588	$70,530	$771,960	$1,443,315	$3,133,783

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the consolidated balance sheets.

(2)	Payment dates include any extension options that we control.

(3)
Estimated interest payments on our fixed-rate debt and hedged variable-rate debt are based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt are based on the interest rates in effect as of June 30, 2015.

Secured notes payable

Secured notes payable as of June 30, 2015, consisted of 13 notes secured by 33 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 4.25% as of June 30, 2015. The total book values of rental properties, land held for future development, and CIP securing debt were approximately $1.4 billion as of June 30, 2015. As of June 30, 2015, our secured notes payable, including unamortized discounts, were composed of approximately $480.3 million and $291.1 million of fixed- and variable-rate debt, respectively.

Estimated interest payments

Estimated interest payments on our fixed-rate debt and hedged variable-rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates. As of June 30, 2015, approximately 78% of our debt was fixed-rate debt or variable-rate debt subject to interest rate swap agreements.  Refer to Note 7 – “Interest Rate Swap Agreements” to our unaudited consolidated financial statements appearing under Item 1 of this report for further information. The remaining 22% of our debt as of June 30, 2015, was unhedged variable-rate debt based primarily on LIBOR.  Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of June 30, 2015.  Refer to additional information regarding our debt under Note 6 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements appearing under Item 1 of this report.

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

We have entered into master derivative agreements with each counterparty. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our counterparties to address and minimize certain risks associated with our interest rate swap agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, these agreements are spread among various counterparties. As of June 30, 2015, the largest aggregate notional amount in effect at any single point in time with an individual counterparty under our interest rate swap agreements was $250.0 million. If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate swap agreements.

Ground lease obligations

Ground lease obligations as of June 30, 2015, included leases for 28 of our properties, which accounted for approximately 14% of our total number of properties and three land development parcels.  Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $9.8 million as of June 30, 2015, our ground lease obligations have remaining lease terms ranging from 40 to 100 years, including extension options.

Commitments

As of June 30, 2015, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $651.6 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We are also committed to funding approximately $83.7 million for certain investments over the next several years. We have one joint venture with a commitment to contribute our share of equity into this joint venture to complete the project. The additional funding commitment as of June 30, 2015, for this joint venture was pending completion of the final design of the building. Our other joint venture does not have a commitment to contribute additional equity. In addition, we have letters of credit and performance obligations of $11.0 million primarily related to our construction management requirements.

We have minimum development requirements under project development agreements with government entities for some of our future value-creation projects. As of June 30, 2015, we had land and land improvements with an aggregate book value of $23.2 million for which we had construction commitment obligations aggregating approximately 300,000 RSF and 100,000 RSF that need to be fulfilled by 2016 and 2017, respectively. The estimated cost to develop these projects is approximately $125 to $175 per square foot. If we do not meet, extend, or eliminate these commitments, we may default under our existing agreements. The government entities, in turn, have certain obligations to us under those project development agreements. We are working with these entities to fulfill or amend certain existing obligations in a mutually beneficial manner.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities.  The following table summarizes changes in our cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by operating activities	$151,400	$144,491	$6,909
Net cash used in investing activities	$(316,040)	$(273,177)	$(42,863)
Net cash provided by financing activities	$147,119	$131,854	$15,265

Operating activities

Cash flows provided by operating activities for the six months ended June 30, 2015 and 2014, consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by operating activities	$151,400	$144,491	$6,909
Add: changes in operating assets and liabilities	29,681	24,018	5,663
Net cash provided by operating activities before changes in operating assets and liabilities	$181,081	$168,509	$12,572

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our client tenants, the timing of completion of development projects, the timing of completion of redevelopment projects, and the timing of acquisitions of operating properties. Net cash provided by operating activities for the six months ended June 30, 2015, increased to $151.4 million, compared to $144.5 million for the six months ended June 30, 2014.  Net cash provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2015, increased by $12.6 million, or 7.5%, to $181.1 million, compared to $168.5 million for the six months ended June 30, 2014.  This increase was primarily attributable to an increase in our Same Properties’ NOI (cash basis) of $13.3 million, or 6.2%, to $227.8 million for the six months ended June 30, 2015, compared to $214.5 million for the six months ended June 30, 2014. In addition, the increase in operating cash flows was attributable to our development and redevelopment projects aggregating 1,138,483 RSF placed into service after January 1, 2014, and operating properties aggregating 518,357 RSF that were acquired in North America after January 1, 2014. These increases were partially offset by the sale of five non-strategic properties aggregating 259,205 RSF over the same period.

Investing activities

Cash flows used in investing activities for the six months ended June 30, 2015 and 2014, consisted of the following (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Proceeds from sales of real estate	$92,455	$17,868	$74,587
Additions to real estate	(226,302)	(210,792)	(15,510)
Purchase of real estate	(137,493)	(97,785)	(39,708)
Deposits for investing activities	(15,501)	—	(15,501)
Additions to investments	(52,738)	(25,358)	(27,380)
Sales of investments	22,474	8,794	13,680
Repayment of notes receivable	4,247	29,851	(25,604)
Other	(3,182)	4,245	(7,427)
Net cash used in investing activities	$(316,040)	$(273,177)	$(42,863)

The change in net cash used in investing activities for the six months ended June 30, 2015, is primarily due to a higher use of cash for property acquisitions offset by a higher source of cash from property dispositions.

Value-creation opportunities and external growth

For information on our key development and redevelopment projects for the six months ended June 30, 2015, refer to “Development, Redevelopment, and Future Value-Creation Projects” located earlier within Item 2 of this report.

Financing activities

Cash flows provided by financing activities for the six months ended June 30, 2015 and 2014, consisted of the following (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Borrowings from secured notes payable	$42,867	$77,762	$(34,895)
Repayments of borrowings from secured notes payable	(10,075)	(219,427)	209,352
Borrowings from unsecured senior line of credit	915,000	637,000	278,000
Repayments of borrowings from unsecured senior line of credit	(595,000)	(270,000)	(325,000)
Repayments of borrowings from unsecured senior bank term loans	(25,000)	—	(25,000)
Total changes related to debt	327,792	225,335	102,457

Dividend payments	(119,096)	(111,810)	(7,286)
Contributions by noncontrolling interests	340	19,410	(19,070)
Distributions to and purchases of noncontrolling interests	(61,890)	(1,983)	(59,907)
Other	(27)	902	(929)
Net cash provided by financing activities	$147,119	$131,854	$15,265

Dividends

During the six months ended June 30, 2015 and 2014, we paid the following dividends (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Common stock dividends	$106,603	$98,867	$7,736
Series D Preferred Stock dividends	8,301	8,750	(449)
Series E Preferred Stock dividends	4,192	4,193	(1)
	$119,096	$111,810	$7,286

The increase in dividends paid on our common stock was primarily due to an increase in the related dividends to $1.48 per common share for the six months ended June 30, 2015, from $1.38 per common share for the six months ended June 30, 2014.

Inflation

As of June 30, 2015, approximately 96% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.  Approximately 94% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices.  Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation.  An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2014, for a discussion of our critical accounting policies, which include rental properties; land held for future development; CIP; discontinued operations; impairment of long-lived assets; capitalization of costs; accounting for investments; interest rate swap agreements; recognition of rental income and tenant recoveries; and monitoring of client tenant credit quality.  There were no significant changes to these policies during the six months ended June 30, 2015.

Non-GAAP measures

FFO and FFO, as adjusted

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time.  In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the NAREIT established the measurement tool of FFO.  Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs.  We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT.  Moreover, we believe that FFO, as adjusted, is also helpful because it allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences caused by investment and disposition decisions, financing decisions, terms of securities, capital structures, and capital market transactions.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper and related implementation guidance (“NAREIT White Paper”).  The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Impairments of real estate relate to decreases in the fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.  Impairments of real estate represent the write-down of assets when fair value over the recoverability period is less than the carrying value.  We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper, plus losses on early extinguishment of debt, preferred stock redemption charges, impairments of real estate – land parcels, impairments of investments, and the amount of such items that is allocable to our unvested restricted stock awards.  Our calculations of both FFO and FFO, as adjusted, may differ from those methodologies utilized by other equity REITs for similar performance measurements and, accordingly, may not be comparable to those of other equity REITs.  Our computation of FFO, as adjusted, further adds back impairment write-downs of non-depreciable real estate. Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including funds available to make distributions.

AFFO

AFFO is a non-GAAP financial measure that we use as a supplemental measure of our performance.  We compute AFFO by adding to or deducting from FFO, as adjusted: (i) non-revenue-enhancing building improvements (excluding amounts recoverable from our client tenants), non-revenue-enhancing tenant improvements and leasing commissions (excluding revenue-enhancing and development and redevelopment expenditures); (ii) effects of straight-line rent revenue and straight-line rent expense on ground leases; (iii) capitalized income from development projects; (iv) amortization of acquired above- and below-market leases, loan fees, and debt premiums/discounts; (v) stock compensation expense; and (vi) allocation of AFFO attributable to unvested restricted stock awards.

We believe that AFFO is a useful supplemental performance measure because it further adjusts FFO to (i) deduct certain expenditures that, although capitalized and classified in depreciation expense, do not enhance the revenue or cash flows of our properties; (ii) eliminate the effect of straight-lining our rental income and capitalizing income from development projects; and (iii) eliminate the effect of items that are not indicative of our core operations and that do not actually reduce the amount of cash generated by our operations.  We believe that eliminating the effect of charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that AFFO provides useful information by excluding certain items that are not representative of our core operating results because such items are dependent upon historical costs or subject to judgmental valuation inputs and the timing of our decisions.

AFFO is not intended to represent cash flow for the period, and is intended only to provide an additional measure of performance. We believe that net income attributable to Alexandria’s common stockholders is the GAAP financial measure most comparable to AFFO.  We believe that AFFO is a widely recognized measure of the operations of equity REITs, and presenting AFFO will enable investors to assess our performance in comparison to other equity REITs.  However, other equity REITs may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to AFFO calculated by other equity REITs.  AFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2015		2014	2015	2014
Net income attributable to Alexandria’s common stockholders	$31,291		$27,932	$49,077	$60,641
Depreciation and amortization	62,523		57,314	121,725	107,735
Impairment of real estate – rental properties	—		—	14,510	—
Gain on sales of real estate – land parcels	—		(797)	—	(797)
Amount attributable to noncontrolling interests/ unvested restricted stock awards:
Net income	893		1,712	1,868	3,281
FFO	(1,274)		(1,648)	(2,415)	(3,277)
FFO attributable to Alexandria’s common stockholders – basic and diluted (1)	93,433		84,513	184,765	167,583
Loss on early extinguishment of debt	189		—	189	—
Allocation to unvested restricted stock awards	(2)		—	(2)	—
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted	93,620		84,513	184,952	167,583
Non-revenue-enhancing capital expenditures:
Building improvements	(2,743)		(1,255)	(5,021)	(3,035)
Tenant improvements and leasing commissions	(6,429)		(3,934)	(12,204)	(7,987)
Straight-line rent revenue	(14,159)	(2)	(12,737)	(24,856)	(24,619)
Straight-line rent expense on ground leases	510		697	873	1,408
Amortization of acquired below-market leases	(1,006)		(618)	(1,939)	(1,434)
Amortization of loan fees	2,921		2,743	5,756	5,304
Amortization of debt (premiums) discounts	(100)		(69)	(182)	136
Stock compensation expense	4,054		3,076	7,744	6,304
Allocation to unvested restricted stock awards	152		90	272	184
AFFO attributable to Alexandria’s common stockholders – diluted	$76,820		$72,506	$155,395	$143,844

(1)	Calculated in accordance with standards established by the Board of Governors of the NAREIT in its April 2002 White Paper and related implementation guidance.

(2)
Increase in straight-line rent revenue in the second quarter of 2015 compared to the first quarter of 2015 is primarily due to the completion of the development of 75/125 Binney Street located in Cambridge, Massachusetts, on March 24, 2015. Straight-line rent is expected to decline quarter to quarter through the remainder of 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings per share attributable to Alexandria’s common stockholders – basic and diluted	$0.44	$0.39	$0.69	$0.85
Depreciation and amortization	0.87	0.81	1.70	1.52
Impairment of real estate – rental properties	—	—	0.20	—
Gain on sales of real estate – land parcels	—	(0.01)	—	(0.01)
FFO per share attributable to Alexandria’s common stockholders – basic and diluted (1) and diluted, as adjusted	1.31	1.19	2.59	2.36
Non-revenue-enhancing capital expenditures:
Building improvements	(0.04)	(0.02)	(0.07)	(0.04)
Tenant improvements and leasing commissions	(0.09)	(0.06)	(0.17)	(0.11)
Straight-line rent revenue	(0.20)	(0.18)	(0.35)	(0.35)
Straight-line rent expense on ground leases	0.01	0.01	0.01	0.02
Amortization of acquired below-market leases	(0.01)	(0.01)	(0.02)	(0.02)
Amortization of loan fees	0.04	0.04	0.08	0.07
Stock compensation expense	0.06	0.05	0.11	0.09
AFFO per share attributable to Alexandria’s common stockholders – diluted	$1.08	$1.02	$2.18	$2.02

Weighted-average shares of common stock outstanding for calculating FFO, FFO, as adjusted, and AFFO per share attributable to Alexandria’s common stockholders – basic and diluted	71,412	71,126	71,389	71,100

(1)	Calculated in accordance with standards established by the Board of Governors of the NAREIT in its April 2002 White Paper and related implementation guidance.

Adjusted EBITDA

EBITDA represents earnings before interest, taxes, depreciation, and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance.  We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis.  Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, deal costs, and impairments (“Adjusted EBITDA”). We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments, including our share from our unconsolidated joint ventures.  By excluding interest expense and gains or losses on early extinguishment of debt, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries.  We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use.  We believe that adjusting for the effects of gains or losses on sales of real estate and land parcels, deal costs, and impairments provides useful information by excluding certain items that are not representative of our core operating results.  These items are dependent upon historical costs and are subject to judgmental inputs and the timing of our decisions.  EBITDA and Adjusted EBITDA have limitations as measures of our performance.  EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments.  While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity.  Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$38,430	$36,116	$63,438	$76,865
Interest expense:
Consolidated	26,668	17,433	49,904	36,556
Our share of unconsolidated joint ventures	38	—	42	—
Interest expense	26,706	17,433	49,946	36,556
Income taxes	1,324	—	2,446	—
Depreciation and amortization:
Consolidated	62,171	57,314	121,091	107,735
Our share of unconsolidated joint ventures	352	—	634	—
Depreciation and amortization	62,523	57,314	121,725	107,735
EBITDA	128,983	110,863	237,555	221,156
Stock compensation expense	4,054	3,076	7,744	6,304
Loss on early extinguishment of debt	189	—	189	—
Gain on sales of real estate – land parcels	—	(797)	—	(797)
Impairment of real estate	—	—	14,510	—
Adjusted EBITDA	$133,226	$113,142	$259,998	$226,663

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA	$133,226	$113,142	$259,998	$226,663
Add back: operating loss from discontinued operations	—	147	43	309
Adjusted EBITDA – excluding discontinued operations	$133,226	$113,289	$260,041	$226,972

Revenues:
Consolidated	$204,156	$176,402	$400,909	$352,588
Our share of unconsolidated joint ventures	1,324	—	1,324	—
Revenues	$205,480	$176,402	$402,233	$352,588

Adjusted EBITDA margins	65%	64%	65%	64%

Fixed-charge coverage ratio

The fixed-charge coverage ratio is the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy financing obligations and preferred stock dividends.  Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest and unconsolidated joint venture cash interest, less amortization of loan fees and amortization of debt premiums/discounts. The fixed-charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this quarterly report on Form 10-Q for the six months ended June 30, 2015, and on our annual report on Form 10-K for the year ended December 31, 2014.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA	$133,226	$113,142	$259,998	$226,663

Interest expense	$26,706	$17,433	$49,946	$36,556
Capitalized interest:
Consolidated	8,437	11,302	19,408	23,315
Our share of unconsolidated joint ventures	617	—	1,205	—
Capitalized interest	9,054	11,302	20,613	23,315
Amortization of loan fees:
Consolidated	(2,889)	(2,743)	(5,723)	(5,304)
Our share of unconsolidated joint ventures	(32)	—	(33)	—
Amortization of loan fees	(2,921)	(2,743)	(5,756)	(5,304)
Amortization of debt premiums (discounts)	100	69	182	(136)
Cash interest	32,939	26,061	64,985	54,431
Dividends on preferred stock	6,246	6,472	12,493	12,943
Fixed charges	$39,185	$32,533	$77,478	$67,374

Fixed-charge coverage ratio:
– period annualized	3.4x	3.5x	3.4x	3.4x
– trailing 12 months	3.3x	3.2x	3.3x	3.2x

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage.  Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash.  See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of June 30, 2015, and December 31, 2014 (dollars in thousands):

	As of		As of
	June 30, 2015		December 31, 2014
Secured notes payable:
Consolidated	$771,435		$652,209
Our share of unconsolidated joint ventures	46,896		—
Secured notes payable	818,331		652,209
Unsecured senior notes payable	1,747,531		1,747,370
Unsecured senior line of credit	624,000		304,000
Unsecured senior bank term loans	950,000		975,000
Cash and cash equivalents:
Consolidated	(68,617)		(86,011)
Our share of unconsolidated joint ventures	(4,006)		—
Cash and cash equivalents	(72,623)		(86,011)
Less: restricted cash	(44,191)		(26,884)
Net debt	$4,023,048		$3,565,684

Adjusted EBITDA:
– quarter annualized	$532,904		$493,432
– trailing 12 months	$501,827		$468,492

Net debt to Adjusted EBITDA:
– quarter annualized	7.5	x	7.2	x
– trailing 12 months	8.0	x	7.6	x

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

Further, we believe NOI is useful to investors as a performance measure because when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, which provides perspective not immediately apparent from income from continuing operations.  NOI can be used to measure the initial stabilized yields of our properties by calculating the quotient of NOI generated by a property on a straight-line basis, and our investment in the property, excluding the impact of leverage. NOI excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties.  For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level.  In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level.  Impairments of real estate have been excluded in deriving NOI because we do not consider impairments of real estate to be property-level operating expenses.  Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses.  Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell.  These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values.  Our calculation of NOI also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to the timing of corporate strategy.  Property operating expenses that are included in determining NOI consist of costs that are related to our operating properties, such as utilities, repairs and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries.  General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management.  NOI presented by us may not be comparable to NOI reported by other equity REITs that define NOI differently.  We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations as presented in our consolidated statements of income.  NOI should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity or our ability to make distributions.

Same Properties’ NOI

See discussion of Same Properties and reconciliation of NOI to income from continuing operations in the “Results of Operations” section earlier in Item 2 of this report.

Unencumbered NOI as a percentage of total NOI from continuing operations

Unencumbered NOI as a percentage of total NOI from continuing operations is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets, as it primarily reflects those income and expense items that are incurred at the unencumbered property level.  We use unencumbered NOI as a percentage of total NOI from continuing operations, including our share from unconsolidated joint ventures, in order to assess our compliance with our financial covenants under our debt obligations, because the measure serves as a proxy for a financial measure under such debt obligations.  Unencumbered NOI is derived from assets classified in continuing operations, including our share from unconsolidated joint ventures, that are not subject to any mortgage, deed of trust, lien, or other security interest as of the period for which income is presented.  See the reconciliation of NOI to income from continuing operations in the “Results of Operations” section earlier in Item 2 of this report.

The following table summarizes unencumbered NOI as a percentage of total NOI for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unencumbered NOI	$110,820	$103,951	$222,777	$207,047
Encumbered NOI	32,017	20,098	56,450	40,681
NOI from continuing operations	$142,837	$124,049	$279,227	$247,728
Unencumbered NOI as a percentage of total NOI	78%	84%	80%	84%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR.  However, our interest rate swap agreements are intended to reduce the effects of interest rate changes.  The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans, after considering the effect of our interest rate swap agreements, secured debt, and unsecured senior notes payable as of June 30, 2015 (in thousands):

Annualized impact to future earnings due to variable-rate debt:
Rate increase of 1%	$(7,151)
Rate decrease of 1%	$1,334

Effect on fair value of total consolidated debt and interest rate swap agreements:
Rate increase of 1%	$(151,979)
Rate decrease of 1%	$148,847

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in existence on June 30, 2015.  These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.  Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.  However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and consequently recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss).  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of June 30, 2015 (in thousands):

Equity price risk:
Fair value increase of 10%	$36,061
Fair value decrease of 10%	$(36,061)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia.  The functional currencies of our foreign subsidiaries are the respective local currencies.  Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income (loss) as a separate component of total equity.  Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings, and the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of June 30, 2015 (in thousands):

Impact of potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$17
Rate decrease of 10%	$(17)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$25,528
Rate decrease of 10%	$(25,528)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Our exposure to market risk elements for the six months ended June 30, 2015, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2015, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods.  Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title

3.1*	Articles of Amendment and Restatement of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997.
3.2*	Certificate of Correction of the Company, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on August 14, 1997.
3.3*	Bylaws of the Company (as amended May 7, 2015), filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on May 11, 2015.
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

10.2
Third Amended and Restated Term Loan Agreement, dated as of June 30, 2015, among the Company, as Borrower,
Alexandria Real Estate Equities, L.P., as Guarantor, Citibank, N.A., as Administrative Agent, Royal Bank of Canada
and The Bank of Nova Scotia, as Co-Syndication Agents, Compass Bank, Regions Bank, MUFG Union Bank, N.A.,
SunTrust Bank, TD Bank, N.A., Mizuho Bank (USA) and PNC Bank National Association, as Co-Documentation
Agents, and Citigroup Global Markets Inc., RBC Capital Markets, and The Bank of Nova Scotia, as Joint Lead
Arrangers and Joint Book Running Managers.

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
101
The following materials from the Company’s quarterly report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014 (unaudited), (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the six months ended June 30, 2015 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2015.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)