Form 10-Q
period 2015-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2015-11-04
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 16, 2015, 72,498,946 shares of common stock, par value $.01 per share, were outstanding.

i

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Investments in real estate	$7,654,209	$7,226,016
Cash and cash equivalents	76,383	86,011
Restricted cash	36,993	26,884
Tenant receivables	10,124	10,548
Deferred rent	267,954	234,124
Deferred leasing and financing costs	222,343	201,798
Investments	330,570	236,389
Other assets	138,768	114,266
Total assets	$8,737,344	$8,136,036

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$773,619	$652,209
Unsecured senior notes payable	1,747,613	1,747,370
Unsecured senior line of credit	843,000	304,000
Unsecured senior bank term loans	950,000	975,000
Accounts payable, accrued expenses, and tenant security deposits	586,594	489,085
Dividends payable	61,340	58,814
Total liabilities	4,962,166	4,226,478

Commitments and contingencies

Redeemable noncontrolling interests	14,218	14,315

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series D cumulative convertible preferred stock	237,163	237,163
Series E cumulative redeemable preferred stock	130,000	130,000
Common stock	718	715
Additional paid-in capital	3,356,043	3,461,189
Accumulated other comprehensive income (loss)	35,238	(628)
Alexandria’s stockholders’ equity	3,759,162	3,828,439
Noncontrolling interests	1,798	66,804
Total equity	3,760,960	3,895,243
Total liabilities, noncontrolling interests, and equity	$8,737,344	$8,136,036

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental	$155,311	$137,718	$450,724	$403,280
Tenant recoveries	56,119	45,572	154,107	128,198
Other income	7,180	2,325	14,688	6,725
Total revenues	218,610	185,615	619,519	538,203

Expenses:
Rental operations	68,846	57,423	192,319	162,283
General and administrative	15,143	12,609	44,519	39,669
Interest	27,679	20,555	77,583	57,111
Depreciation and amortization	67,953	58,388	189,044	166,123
Impairment of real estate	—	—	14,510	—
Loss on early extinguishment of debt	—	525	189	525
Total expenses	179,621	149,500	518,164	425,711

Equity in earnings of unconsolidated joint ventures	710	—	1,825	—
Income from continuing operations	39,699	36,115	103,180	112,492
Loss from discontinued operations	—	(180)	(43)	(489)
Gain on sales of real estate – land parcels	—	8	—	805
Net income	39,699	35,943	103,137	112,808

Dividends on preferred stock	(6,247)	(6,471)	(18,740)	(19,414)
Net income attributable to noncontrolling interests	(170)	(1,340)	(925)	(3,842)
Net income attributable to unvested restricted stock awards	(623)	(506)	(1,736)	(1,285)
Net income attributable to Alexandria’s common stockholders	$32,659	$27,626	$81,736	$88,267

EPS attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.46	$0.39	$1.14	$1.25
Discontinued operations	—	—	—	(0.01)
EPS – basic and diluted	$0.46	$0.39	$1.14	$1.24

Dividends declared per share of common stock	$0.77	$0.72	$2.28	$2.14

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$39,699	$35,943	$103,137	$112,808
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable equity securities:
Unrealized holding (losses) gains arising during the period	(29,832)	(2,454)	54,004	13,591
Reclassification adjustment for (gains) losses included in net income	(4,968)	111	(2,503)	517
Unrealized (losses) gains on marketable equity securities, net	(34,800)	(2,343)	51,501	14,108

Unrealized (losses) gains on interest rate swap agreements:
Unrealized interest rate swap (losses) gains arising during the period	(5,474)	1,206	(9,712)	(2,708)
Reclassification adjustment for amortization of losses to interest expense included in net income	727	1,129	1,942	5,742
Unrealized (losses) gains on interest rate swap agreements, net	(4,747)	2,335	(7,770)	3,034

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	(9,294)	(12,259)	(17,072)	(9,450)
Reclassification adjustment for (gains) losses included in net income	—	(199)	9,236	(199)
Unrealized losses on foreign currency translation, net	(9,294)	(12,458)	(7,836)	(9,649)

Total other comprehensive (loss) income	(48,841)	(12,466)	35,895	7,493
Comprehensive (loss) income	(9,142)	23,477	139,032	120,301
Less: comprehensive income attributable to noncontrolling interests	(71)	(1,340)	(954)	(3,842)
Comprehensive (loss) income attributable to Alexandria’s common stockholders	$(9,213)	$22,137	$138,078	$116,459

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2014	$237,163	$130,000	71,463,876	$715	$3,461,189	$—	$(628)	$66,804	$3,895,243	$14,315
Net income	—	—	—	—	—	102,212	—	129	102,341	796
Total other comprehensive income	—	—	—	—	—	—	35,866	29	35,895	—
Contributions by noncontrolling interests	—	—	—	—	—	—	—	340	340	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(893)
Issuances of common stock	—	—	56,874	1	5,051	—	—	—	5,052	—
Issuances pursuant to stock plan	—	—	270,140	2	19,600	—	—	—	19,602	—
Purchase of noncontrolling interest	—	—	—	—	(48,463)	—	—	(65,504)	(113,967)	—
Dividends declared on common stock	—	—	—	—	—	(164,806)	—	—	(164,806)	—
Dividends declared on preferred stock	—	—	—	—	—	(18,740)	—	—	(18,740)	—
Distributions in excess of earnings	—	—	—	—	(81,334)	81,334	—	—	—	—
Balance as of September 30, 2015	$237,163	$130,000	71,790,890	$718	$3,356,043	$—	$35,238	$1,798	$3,760,960	$14,218

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$103,137	$112,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,044	166,123
Loss on early extinguishment of debt	189	525
Gain on sales of real estate – land parcels	—	(805)
Impairment of real estate	14,510	—
Equity in earnings of unconsolidated joint ventures	(1,825)	—
Distributions of earnings from unconsolidated joint ventures	740	—
Amortization of loan fees	8,348	8,090
Amortization of debt (premiums) discounts	(282)	100
Amortization of acquired below-market leases	(5,121)	(2,191)
Deferred rent	(34,421)	(35,511)
Stock compensation expense	12,922	9,372
Investment gains	(22,368)	(9,481)
Investment losses	11,157	8,725
Changes in operating assets and liabilities:
Restricted cash	24	—
Tenant receivables	380	(939)
Deferred leasing costs	(47,725)	(25,910)
Other assets	(13,721)	(12,228)
Accounts payable, accrued expenses, and tenant security deposits	31,423	36,446
Net cash provided by operating activities	246,411	255,124

Investing Activities
Proceeds from sales of real estate	92,455	28,378
Additions to real estate	(362,215)	(345,074)
Purchase of real estate	(248,933)	(97,785)
Deposits for investing activities	(6,707)	(7,292)
Change in restricted cash related to construction projects	—	6,694
Investment in unconsolidated real estate joint ventures	(7,979)	(67,525)
Additions to investments	(67,965)	(35,484)
Sales of investments	39,590	13,883
Repayment of notes receivable	4,264	29,866
Net cash used in investing activities	$(557,490)	$(474,339)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2015	2014
Financing Activities
Borrowings from secured notes payable	$47,375	$108,626
Repayments of borrowings from secured notes payable	(12,217)	(228,909)
Proceeds from issuance of unsecured senior notes payable	—	698,908
Borrowings from unsecured senior line of credit	1,432,000	890,000
Repayments of borrowings from unsecured senior line of credit	(893,000)	(952,000)
Repayments of borrowings from unsecured senior bank term loans	(25,000)	(125,000)
Change in restricted cash related to financing activities	(4,737)	375
Payment of loan fees	(4,182)	(7,989)
Proceeds from the issuance of common stock	5,052	—
Dividends on common stock	(162,280)	(150,540)
Dividends on preferred stock	(18,740)	(19,414)
Contributions by noncontrolling interests	340	19,410
Distributions to and purchases of noncontrolling interests	(62,973)	(3,487)
Net cash provided by financing activities	301,638	229,980

Effect of foreign exchange rate changes on cash and cash equivalents	(187)	(1,438)

Net (decrease) increase in cash and cash equivalents	(9,628)	9,327
Cash and cash equivalents as of the beginning of period	86,011	57,696
Cash and cash equivalents as of the end of period	$76,383	$67,023

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$64,197	$33,783

Non-Cash Investing Activities
Change in accrued construction	$(7,305)	$36,235
Assumption of secured notes payable in connection with purchase of real estate	$(82,000)	$(48,329)

Non-Cash Financing Activities
Payable for purchase of noncontrolling interest	$(51,887)	$—

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

Alexandria Real Estate Equities, Inc. (NYSE:ARE) is a fully integrated, self-administered, and self-managed urban office REIT uniquely focused on collaborative science and technology campuses in AAA innovation cluster locations with a total market capitalization of $10.8 billion as of September 30, 2015, and an asset base of 31.5 million square feet, including 19.9 million RSF of operating properties and development and redevelopment projects under construction, as well as an additional 11.6 million square feet of near-term and future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a dominant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse client tenant base. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide its innovative client tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria, please visit www.are.com.

Our asset base (including unconsolidated joint ventures) consisted of the following, as of September 30, 2015:

Square Feet
Operating properties	16,803,766
Development projects under construction	2,614,491
Redevelopment projects under construction	525,482
Total operating and development and redevelopment projects under construction	19,943,739

Near-term value-creation projects (CIP), all in North America	1,310,186
Future value-creation projects:
North America	3,797,375
Asia	6,419,707
10,217,082

Near-term and future value-creation projects	11,527,268

Total	31,471,007

As of September 30, 2015:

•	Investment-grade client tenants represented approximately 53% of our total annualized base rent;

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

As of September 30, 2015, we had two real estate joint ventures that did not meet the requirements for consolidation and were accounted for under the equity method of accounting. Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for further information on our unconsolidated joint ventures.

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

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements, an estimated life of up to 20 years for land improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment. The values of acquired above- and below-market leases are amortized over the terms of the related leases and recognized as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.

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

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation of assets ceases upon designation of a property as “held for sale.” Prior to our adoption of the new discontinued operations accounting standard on October 1, 2014, the operations of properties “held for sale” were classified as discontinued operations in our consolidated statements of income.

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

Impairment of long-lived assets

Long-lived assets to be held for use, including our rental properties, CIP, land held for development, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held for use is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held for use, including our rental properties, CIP, land held for development, and intangibles, are assessed by project and include significant fluctuations in estimated rental revenues less rental operating expenses, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held for use. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

We use the “held for sale” impairment model for our properties classified as “held for sale.” The “held for sale” impairment model is different from the held for use impairment model. Under the “held for sale” impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as “held for sale” exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held for use to require the recognition of an impairment charge upon classification as “held for sale.”

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

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities primarily involved in the science industry. All of our investments in actively traded public companies are considered “available-for-sale” and are reflected in the accompanying consolidated balance sheets at fair value. Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income. The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income. Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities are accounted for under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%. As of September 30, 2015, and December 31, 2014, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from client tenants. Tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our client tenants to make payments required under the terms of the lease and for tenant recoveries due. If a client tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent. As of September 30, 2015, and December 31, 2014, we had no allowance for uncollectible tenant receivables and deferred rent.

Monitoring client tenant credit quality

During the term of each lease, we monitor the credit quality of our client tenants by (i) monitoring the credit rating of client tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the client tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our client tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a team of employees who, among them, have graduate and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the science and technology industries, as well as in finance. Our research team is responsible for assessing and monitoring the credit quality of our client tenants and any material changes in their credit quality.

Other income

The following is a summary of the other income in the accompanying consolidated statements of income for the three and nine months ended September 30, 2015, and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Management fee income	$530	$560	$1,341	$2,202
Interest and other income	1,272	1,994	2,136	3,767
Investment income (loss)	5,378	(229)	11,211	756
Total other income	$7,180	$2,325	$14,688	$6,725

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

Recent accounting pronouncements

In February 2015, the FASB issued an Accounting Standards Update that requires reporting entities to evaluate whether they should consolidate certain legal entities. The update modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. This update affects the consolidation analyses of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related-party relationships. The update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in this update by (i) using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or (ii) applying the amendments retrospectively. We are currently assessing the potential impact that the adoption of the update will have on our consolidated financial statements.

In April 2015, the FASB issued an Accounting Standards Update that requires reporting entities to present debt issuance costs as a direct deduction from the face amount of the related note payable presented in the balance sheet. The update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity is required to apply the amendments in this update retrospectively to all prior periods. We are currently assessing the potential impact that the adoption of the update will have on our consolidated financial statements.

3.	Investments in real estate

Our investments in real estate consisted of the following as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Land (related to rental properties)	$676,459	$624,681
Buildings and building improvements	6,764,292	6,171,504
Other improvements	250,364	192,128
Rental properties	7,691,115	6,988,313

Development and redevelopment projects under construction/Construction in progress (CIP):
Development projects under construction in North America	644,500	500,894
Redevelopment projects under construction in North America	139,931	42,482
Development projects under construction in Asia	—	14,065
	784,431	557,441

Rental properties and development and redevelopment projects under construction	8,475,546	7,545,754

Near-term value-creation projects in North America (CIP):
Alexandria Center® at Kendall Square – Binney Street	—	321,907
Other projects	47,358	107,471
	47,358	429,378

Future value-creation projects:
North America	187,313	175,175
Asia	77,261	78,548
	264,574	253,723

Near-term and future value-creation projects	311,932	683,101

Value-creation pipeline	1,096,363	1,240,542

Gross investments in real estate	8,787,478	8,228,855
Equity method of accounting – unconsolidated joint ventures	126,471	117,406
Gross investments in real estate – including unconsolidated joint ventures	8,913,949	8,346,261
Less: accumulated depreciation	(1,259,740)	(1,120,245)
Investments in real estate	$7,654,209	$7,226,016

Acquisitions

During the nine months ended September 30, 2015, we acquired real estate and real estate related assets with an aggregate purchase price of $438.1 million, including the assumption of debt, consisting of one operating property, two land parcels, two redevelopment projects under construction, and the outstanding noncontrolling interest related to seven operating properties.

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

During the three months ended March 31, 2015, we completed the sale of our land and land improvements at 661 University Avenue in Toronto, Canada, for $54.1 million. In December 2014, we recognized an impairment charge of $16.6 million to lower the carrying costs of this property to its estimated fair value less cost to sell, including an estimated $5.0 million foreign currency exchange translation loss. Also, during the three months ended March 31, 2015, we sold a 21,859 RSF operating property located in Pennsylvania for $1.9 million. The sales price less cost to sell for this property approximated its carrying value at the time of sale and resulted in no gain or loss on sale.

During the three months ended December 31, 2014, we placed into service a 175,000 RSF building in Hyderabad, India. We completed a probability-weighted cash flow analysis for this building, inclusive of the estimated costs to complete, and determined that the estimated undiscounted cash flows exceeded the carrying amount of the building as of December 31, 2014.

During the three months ended March 31, 2015, we determined that this building in Hyderabad, India, met the criteria for classification as “held for sale,” including, among others, the following: (i) management committed to sell the real estate and executed a purchase and sale agreement on March 23, 2015, and (ii) management determined that the sale was probable within one year. Upon classification as “held for sale,” we recognized an impairment charge of $14.5 million to lower the carrying costs of the real estate to its estimated fair value less cost to sell, including an estimated $4.2 million foreign currency exchange translation loss. On March 26, 2015, we completed the sale of the building to an Indian multispecialty healthcare provider for $12.4 million.

As a result of our sales in Canada and India discussed above, our statement of comprehensive income reflects an aggregate $9.2 million of losses that we realized during the nine months ended September 30, 2015, related to foreign currency exchange translation losses, noted above, that were previously classified in accumulated other comprehensive income (loss) on our accompanying consolidated balance sheets.

Development and redevelopment projects under construction

As of September 30, 2015, we had ten ground-up development projects, including two unconsolidated joint venture development projects, under construction in North America. The projects at completion will aggregate 3.3 million RSF, of which 713,524 RSF has been completed and placed into service.

As of September 30, 2015, we had three redevelopment projects under construction in North America aggregating 525,482 RSF.

Investments in unconsolidated joint ventures

Refer to our consolidation policy described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies,” regarding the following two unconsolidated joint ventures.

360 Longwood Avenue

We are currently developing a building aggregating 413,536 RSF in our Longwood Medical Area submarket of the Greater Boston market through an unconsolidated joint venture. The cost at completion for this unconsolidated joint venture real estate project is approximately $350.0 million. As of September 30, 2015, we had 259,859 RSF, or 63% of the project, leased and in service. The joint venture has a secured construction loan with commitments aggregating $213.2 million, $175.3 million of which was outstanding as of September 30, 2015. The remaining cost to complete the development is expected to be funded primarily from the remaining commitments of $37.9 million under the secured construction loan. The secured construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%. The maturity date of the loan is April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

3.	Investments in real estate (continued)

We have a 27.5% interest in this unconsolidated joint venture that we account for under the equity method of accounting. Our investment under the equity method of accounting was $50.4 million as of September 30, 2015, and is classified in investments in real estate in our accompanying consolidated balance sheets.

1455/1515 Third Street

In September 2014, Alexandria and Uber Technologies, Inc. (“Uber”), entered into a joint venture agreement and acquired two land parcels supporting the development of two buildings aggregating 422,980 RSF at 1455/1515 Third Street in the Mission Bay submarket of the San Francisco market for a total purchase price of $125.0 million. We have a 51% interest and Uber has a 49% interest in this unconsolidated joint venture. The purchase price was funded by contributions into the joint venture by Uber and us. We account for our investment in this joint venture under the equity method of accounting. Our investment under the equity method of accounting was $76.1 million as of September 30, 2015, and was classified in investments in real estate in our accompanying consolidated balance sheets. The project is expected to be funded by equity contributions from Uber and us. The project is 100% leased to Uber for a 15-year term.

Near-term value-creation projects in North America (CIP)

Land undergoing predevelopment activities is classified as CIP and is undergoing activities prior to commencement of construction of aboveground building improvements. We generally will not commence ground-up development of any land parcels without first securing pre-leasing for such space, except when there is solid market demand. If aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as future value-creation projects. Our objective with predevelopment is to reduce the time it takes to deliver projects to prospective client tenants. Additionally, during predevelopment, we focus on the design of cost-effective buildings with generic and reusable infrastructure to accommodate single-tenancy and multi-tenancy. As of September 30, 2015, we had $47.4 million of land undergoing predevelopment activities in North America aggregating 1.3 million square feet.

Predevelopment costs generally include the following activities prior to commencement of vertical construction:

•
Traditional predevelopment costs, including entitlement, design, construction drawings, building information modeling (BIM 3-D virtual modeling), budgeting, sustainability and energy optimization reviews, permitting, and planning for all aspects of the project; and

•
Site and infrastructure construction costs, including belowground site work, utility connections, land grading, drainage, egress and regress access points, foundation, and other costs to prepare the site for construction of aboveground building improvements.

Future value-creation projects

Future value-creation projects represent land that we plan to develop in the future, but for which, as of each period presented, no construction or predevelopment activities were ongoing. As a result, interest, property taxes, insurance, and other costs are expensed as incurred. As of September 30, 2015, we had $264.6 million of land held for future development supporting an aggregate of 10.2 million square feet of ground-up development.

4.	Investments

Our investments in privately held entities are primarily accounted for under the cost method. Our investments in publicly traded companies are principally marketable equity securities that are accounted for as “available-for-sale” marketable equity securities that are carried at their fair values. Investments in “available-for-sale” marketable equity securities with gross unrealized losses as of September 30, 2015, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary; accordingly, there are no other-than-temporary impairments in accumulated other comprehensive income related to “available-for-sale” marketable equity securities as of September 30, 2015, or December 31, 2014.

The following table summarizes our investments as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
“Available-for-sale” marketable equity securities, cost basis	$31,399	$21,898
Unrealized gains	107,518	53,625
Unrealized losses	(3,650)	(1,258)
“Available-for-sale” marketable equity securities, at fair value	135,267	74,265
Investments accounted for under cost method	195,303	162,124
Total investments	$330,570	$236,389

The following table outlines our investment income (loss), which is classified in other income in the accompanying consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment gains	$8,658	$3,256	$22,368	$9,481
Investment losses	(3,280)	(3,485)	(11,157)	(8,725)
Investment income (loss)	$5,378	$(229)	$11,211	$756

5.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2015 and 2014.

5.	Fair value measurements (continued)

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2015, and December 31, 2014 (in thousands):

		September 30, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale” marketable equity securities	$135,267	$135,267	$—	$—
Liabilities:
Interest rate swap agreements	$8,679	$—	$8,679	$—

		December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale” marketable equity securities	$74,265	$74,265	$—	$—
Liabilities:
Interest rate swap agreements	$909	$—	$909	$—

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value. Our “available-for-sale” marketable equity securities and our interest rate swap agreements have been recognized at fair value. Refer to Note 4 – “Investments” and Note 7 – “Interest Rate Swap Agreements” in our unaudited consolidated financial statements under Item 1 of this report for further details. The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely accepted valuation techniques, including discounted cash flow analyses of “significant other observable inputs” such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of September 30, 2015, and December 31, 2014, the book and estimated fair values of our “available-for-sale” marketable equity securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Book Value	Fair Value	Book Value	Fair Value
Assets:
“Available-for-sale” marketable equity securities	$135,267	$135,267	$74,265	$74,265

Liabilities:
Interest rate swap agreements	$8,679	$8,679	$909	$909
Secured notes payable	$773,619	$807,566	$652,209	$693,338
Unsecured senior notes payable	$1,747,613	$1,776,375	$1,747,370	$1,793,255
Unsecured senior line of credit	$843,000	$843,909	$304,000	$304,369
Unsecured senior bank term loans	$950,000	$951,540	$975,000	$976,010

Fair value measurements for other than on a non-recurring basis

Refer to Note 3 – “Investments in Real Estate” and Note 11 – “Noncontrolling Interests” to our unaudited consolidated financial statements under Item 1 of this report.

6.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of September 30, 2015 (dollars in thousands):

	Fixed-Rate/Hedged Variable-Rate	Unhedged Variable-Rate	Total Consolidated	Percentage of Total Debt	Weighted-Average Interest Rate at End of Period (1)	Weighted-Average Remaining Term (in years)
Secured notes payable	$478,016	$295,603	$773,619	17.9%	4.23%	2.6
Unsecured senior notes payable	1,747,613	—	1,747,613	40.5	3.98	7.6
$1.5 billion unsecured senior line of credit	100,000	743,000	843,000	19.6	1.19	3.3
2019 Unsecured Senior Bank Term Loan	600,000	—	600,000	13.9	1.72	3.3
2021 Unsecured Senior Bank Term Loan	350,000	—	350,000	8.1	1.52	5.3
Total/weighted-average	$3,275,629	$1,038,603	$4,314,232	100.0%	2.97%	5.1
Percentage of total debt	76%	24%	100%

(1)
Represents the weighted-average interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted-average interest rate excludes bank fees and amortization of loan fees.

6.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal maturities as of September 30, 2015 (dollars in thousands):

	Stated Rate		Weighted- Average Interest Rate(1)	Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,
Debt						2015	2016	2017	2018	2019	Thereafter	Total
Secured notes payable
Greater Boston, San Francisco, and San Diego	5.73%		5.73%	(3)		$466	$75,501	$—	$—	$—	$—	$75,967
Greater Boston, New York City, and San Diego,	5.82		5.82	4/1/16		249	29,389	—	—	—	—	29,638
San Diego	5.74		3.00	4/15/16		45	6,916	—	—	—	—	6,961
San Francisco	L+1.40		1.59	6/1/16	(4)	—	20,714	—	—	—	—	20,714
San Francisco	L+1.50		1.69	7/1/16	(5)	—	47,385	—	—	—	—	47,385
San Francisco	6.35		6.35	8/1/16		662	126,715	—	—	—	—	127,377
Maryland	2.18		2.18	1/20/17		—	—	76,000	—	—	—	76,000
Greater Boston	L+1.35		1.54	8/23/17	(6)	—	—	151,504	—	—	—	151,504
San Diego, Seattle, and Maryland	7.75		7.75	4/1/20		404	1,696	1,832	1,979	2,138	104,352	112,401
San Diego	4.66		4.66	1/1/23		354	1,464	1,540	1,614	1,692	31,674	38,338
Greater Boston	3.93		3.10	3/10/23		—	—	—	1,091	1,505	79,404	82,000
San Francisco	6.50		6.50	7/1/36		1	19	20	22	23	728	813
Unamortized premiums						184	610	573	588	595	1,971	4,521
Secured notes payable weighted-average/subtotal	4.35%		4.23			2,365	310,409	231,469	5,294	5,953	218,129	773,619

2019 Unsecured Senior Bank Term Loan	L+1.20%		1.72	1/3/19		—	—	—	—	600,000	—	600,000
2021 Unsecured Senior Bank Term Loan	L+1.10%		1.52	1/15/21		—	—	—	—	—	350,000	350,000
$1.5 billion unsecured senior line of credit	L+1.10%	(7)	1.19	1/3/19		—	—	—	—	843,000	—	843,000
Unsecured senior notes payable	2.75%		2.79	1/15/20		—	—	—	—	—	400,000	400,000
Unsecured senior notes payable	4.60%		4.61	4/1/22		—	—	—	—	—	550,000	550,000
Unsecured senior notes payable	3.90%		3.94	6/15/23		—	—	—	—	—	500,000	500,000
Unsecured senior notes payable	4.50%		4.51	7/30/29		—	—	—	—	—	300,000	300,000
Unamortized discounts						(83)	(337)	(350)	(362)	(375)	(880)	(2,387)
Unsecured debt weighted-average/subtotal			2.69			(83)	(337)	(350)	(362)	1,442,625	2,099,120	3,540,613
Weighted-average/total			2.97%			$2,282	$310,072	$231,119	$4,932	$1,448,578	$2,317,249	$4,314,232

Balloon payments						$—	$304,999	$227,504	$—	$1,443,000	$2,304,466	$4,279,969
Principal amortization						2,282	5,073	3,615	4,932	5,578	12,783	34,263
Total consolidated debt						$2,282	$310,072	$231,119	$4,932	$1,448,578	$2,317,249	$4,314,232

Fixed-rate/hedged variable-rate debt						$2,282	$241,973	$3,615	$4,932	$705,578	$2,317,249	$3,275,629
Unhedged variable-rate debt						—	68,099	227,504	—	743,000	—	1,038,603
Total consolidated debt						$2,282	$310,072	$231,119	$4,932	$1,448,578	$2,317,249	$4,314,232

(1)
Represents the weighted-average interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted-average interest rate excludes bank fees and amortization of loan fees.

(2)	Includes any extension options that we control.

(3)	In October 2015, we repaid this secured note payable.

(4)	We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions.

(5)	We have a one-year option to extend the stated maturity date to July 1, 2017, subject to certain conditions.

(6)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

(7)
Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate of LIBOR+1.10%. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20%, based on the aggregate commitments outstanding.

6.	Secured and unsecured senior debt (continued)

Interest expense

The following table summarizes interest expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross interest	$36,115	$32,680	$105,427	$92,551
Capitalized interest	(8,436)	(12,125)	(27,844)	(35,440)
Interest expense	$27,679	$20,555	$77,583	$57,111

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

Secured construction loans

In June 2015, we exercised the first of two, one-year extensions on a $47.4 million secured construction loan, which extended the maturity date from July 1, 2015, to July 1, 2016.

The following table summarizes our secured construction loans as of September 30, 2015 (dollars in thousands):

Market	Stated Rate	Maturity Date		Outstanding Balance	Remaining Commitments	Total Commitments
San Francisco	L+1.40%	6/1/16	(1)	$20,714	$15,286	$36,000
San Francisco	L+1.50%	7/1/16	(2)	47,385	7,615	55,000
Greater Boston	L+1.35%	8/23/17	(3)	151,504	98,896	250,400
				$219,603	$121,797	$341,400

(1)	We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions.

(2)	We have a one-year option to extend the stated maturity date to July 1, 2017, subject to certain conditions.

(3)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

During October 2015, we executed the following secured construction loan (dollars in thousands):

Market	Stated Rate	Maturity Date	Outstanding Balance	Remaining Commitments	Total Commitments
Greater Boston (1)	L+1.50%	1/28/19	$—	$350,000	$350,000

(1)
In October 2015, closed a secured construction loan with aggregate commitments available for borrowing of $350.0 million, for our 98% leased development project at 50/60 Binney Street in our Cambridge submarket, which bears interest at a rate of LIBOR+150 bps.

7.	Interest rate swap agreements

We use interest rate swap agreements to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our unsecured senior line of credit, unsecured senior bank term loans, and secured notes payable. The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings. During the nine months ended September 30, 2015 and 2014, our interest rate swap agreements were 100% effective; as a result, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income (loss). Amounts classified in accumulated other comprehensive income (loss) are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $4.4 million in accumulated other comprehensive income (loss) to earnings as an increase to interest expense. As of September 30, 2015, and December 31, 2014, the fair values of our interest rate swap agreements aggregating an asset balance were classified in other assets, and those aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 5 – “Fair Value Measurements” to our unaudited consolidated financial statements under Item 1 of this report. Under our interest rate swap agreements, we have no collateral posting requirements.

The Company has agreements with certain of its derivative counterparties that contain a provision wherein (i) the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness; or (ii) if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company had breached any of these provisions as of September 30, 2015, it could have been required to settle its obligations under the agreements at their termination value of $8.7 million.

We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of September 30, 2015 (dollars in thousands):

		Number of Contracts	Weighted-Average Interest Pay Rate (1)	Fair Value as of 9/30/15	Notional Amount in Effect as of
Effective Date	Maturity Date				9/30/15	12/31/15	12/31/16	12/31/17
December 31, 2014	March 31, 2016	3	0.53%	$(627)	$500,000	$500,000	$—	$—
March 31, 2015	March 31, 2016	7	0.42%	(331)	450,000	450,000	—	—
September 1, 2015	March 31, 2017	2	0.57%	(85)	100,000	100,000	100,000	—
March 31, 2016	March 31, 2017	11	1.15%	(5,149)	—	—	1,000,000	—
March 31, 2017	March 31, 2018	11	1.51%	(2,487)	—	—	—	650,000
Total				$(8,679)	$1,050,000	$1,050,000	$1,100,000	$650,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin for borrowings outstanding as of September 30, 2015. Borrowings under our 2019 unsecured senior bank term loan (“2019 Unsecured Senior Bank Term Loan”) include an applicable margin of 1.20%, and borrowings outstanding under our unsecured senior line of credit and 2021 Unsecured Senior Bank Term Loan include an applicable margin of 1.10%.

8.	Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Accounts payable and accrued expenses	$143,556	$127,828
Accrued construction	83,805	91,110
Acquired below-market leases	27,072	8,810
Conditional asset retirement obligations	7,828	9,108
Deferred rent liabilities	27,300	36,231
Interest rate swap liabilities	8,679	909
Unearned rent and tenant security deposits	209,584	193,699
Other liabilities (1)	78,770	21,390
Total	$586,594	$489,085

(1)
Balance as of September 30, 2015. includes a $54.0 million liability related to the second installment payment for our acquisition of the remaining noncontrolling interest in our 1.2 million RSF campus at Alexandria Technology Square®. For additional information, refer to Note 11 – “Noncontrolling Interests” to our unaudited consolidated financial statements under Item 1 of this report.

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

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our 7% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) is not a participating security, and is not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings. Diluted EPS is computed using the weighted-average shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities. We had no dilutive securities outstanding during the three and nine months ended September 30, 2015 and 2014.

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$39,699	$36,115	$103,180	$112,492
Gain on sales of real estate – land parcels	—	8	—	805
Dividends on preferred stock	(6,247)	(6,471)	(18,740)	(19,414)
Net income attributable to noncontrolling interests	(170)	(1,340)	(925)	(3,842)
Net income attributable to unvested restricted stock awards	(623)	(506)	(1,736)	(1,285)
Income from continuing operations attributable to Alexandria’s common stockholders – basic and diluted	32,659	27,806	81,779	88,756
Loss from discontinued operations	—	(180)	(43)	(489)
Net income attributable to Alexandria’s common stockholders – basic and diluted	$32,659	$27,626	$81,736	$88,267

Weighted-average shares of common stock outstanding – basic and diluted	71,500	71,195	71,426	71,121

EPS attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$0.46	$0.39	$1.14	$1.25
Discontinued operations	—	—	—	(0.01)
EPS – basic and diluted	$0.46	$0.39	$1.14	$1.24

10.	Stockholders’ equity

“At the market” common stock offering program

During the nine months ended September 30, 2015, we sold an aggregate of 56,874 shares of common stock for gross proceeds of $5.3 million at an average stock price of $94.02 and net proceeds of approximately $5.1 million, including commissions and other expenses of approximately $295 thousand.

Dividends

In September 2015, we declared cash dividends on our common stock for the third quarter of 2015, aggregating $55.8 million, or $0.77 per share. Also in September 2015, we declared cash dividends on our Series D Convertible Preferred Stock for the third quarter of 2015, aggregating approximately $4.2 million, or $0.4375 per share. Additionally, we declared cash dividends on our Series E cumulative redeemable preferred stock (“Series E Preferred Stock”) for the third quarter of 2015, aggregating approximately $2.1 million, or $0.403125 per share. In October 2015, we paid the cash dividends on our common stock, Series D Preferred Stock, and Series E Preferred Stock for the third quarter of 2015.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) attributable to Alexandria consists of the following (in thousands):

	Unrealized Gains on Marketable Securities	Unrealized Losses on Interest Rate Swap Agreements	Unrealized Losses on Foreign Currency Translation	Total
Balance as of December 31, 2014	$52,367	$(909)	$(52,086)	$(628)

Other comprehensive income (loss) before reclassifications	54,004	(9,712)	(17,072)	27,220
Amounts reclassified from other comprehensive (loss) income	(2,503)	1,942	9,236	8,675
	51,501	(7,770)	(7,836)	35,895
Amounts attributable to noncontrolling interest	—	—	(29)	(29)
Net other comprehensive income (loss)	51,501	(7,770)	(7,865)	35,866

Balance as of September 30, 2015	$103,868	$(8,679)	$(59,951)	$35,238

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 14.7 million shares were issued and outstanding as of September 30, 2015. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2015.

11.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned four projects as of September 30, 2015, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

The following table represents income from continuing operations and discontinued operations attributable to Alexandria Real Estate Equities, Inc., for the three and nine months ended September 30, 2015 and 2014, excluding the amounts attributable to these noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations attributable to Alexandria	$39,529	$34,775	$102,255	$108,650
Loss from discontinued operations	$—	$(180)	$(43)	$(489)
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

During the three months ended March 31, 2015, we executed an agreement to purchase the outstanding 10% noncontrolling interest in our 1.2 million RSF campus at Alexandria Technology Square® for $108.3 million. The first installment of $54.3 million was paid on April 1, 2015, and the second installment of $54.0 million is due on April 1, 2016. Upon execution of the purchase agreement, we recognized a liability representing the fair value of the aggregate consideration, primarily consisting of the purchase price in accounts payable, accrued expenses, and tenant security deposits on our accompanying consolidated balance sheet. We measured the fair value of the liability using significant observable inputs, including a discount rate that approximates our cost of debt capital in effect during the period the liability is outstanding. The difference between the noncontrolling interest purchase liability and the noncontrolling interest balance of $48.5 million was recognized as a reduction of additional paid-in capital.

12.	Assets classified as “held for sale”

On October 1, 2014, we adopted an Accounting Standards Update on the reporting of discontinued operations that raised the threshold for classification of assets “held for sale” as discontinued operations. As of September 30, 2015, there are no properties which meet the criteria for classification as a discontinued operation in our consolidated financial statements.

The following is a summary of net assets “held for sale” as of September 30, 2015, and December 31, 2014, (in thousands):

	September 30, 2015	December 31, 2014
Investments in real estate	$138,200	$173,706
Other assets	6,659	10,147
Total assets	144,859	183,853

Total liabilities	—	(6,044)
Net assets classified as “held for sale” (1)	$144,859	$177,809

(1)	As of September 30, 2015, net assets classified as “held for sale” were composed of three properties.

The following is a summary of the income (loss) included in our income from continuing operations for the three and nine months ended September 30, 2015 and 2014, from assets classified as “held for sale” (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$3,454	$3,108	$9,694	$9,418
Operating expenses	(1,163)	(1,134)	(3,293)	(2,971)
Total revenues less operating expenses from assets “held for sale”	2,291	1,974	6,401	6,447
Depreciation expense	—	(2,025)	(503)	(6,103)
Impairment of real estate	—	(295)	(14,510)	(295)
Income (loss) from assets “held for sale” (1)	$2,291	$(346)	$(8,612)	$49

(1)
Includes the results of operations of three properties with an aggregate 317,060 RSF that were classified as “held for sale” as of September 30, 2015, and three properties with an aggregate 196,859 RSF that were sold during the nine months ended September 30, 2015, but do not qualify for classification as discontinued operations. For additional information, refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report.

13.	Subsequent events

Repayment of Secured Note Payable

In October 2015, we repaid a $76 million secured note payable with an effective interest rate of 5.73%.

Issuance of Secured Construction Loan

In October 2015, we closed a secured construction loan with aggregate commitments available for borrowing aggregating $350.0 million, for our development project at 50/60 Binney Street in our Cambridge submarket. This loan bears interest at a rate of LIBOR+150 bps.

Sale of partial interest in 1500 Owens

In October 2015, we executed an agreement to sell a 49.9% interest in our 158,267 RSF, property at 1500 Owens Street in our Mission Bay submarket in San Francisco to a high-quality institutional investor for $73.4 million, with closing in the fourth quarter of 2015.

Sale of 75/125 Shoreway Road

In October 2015, we executed an agreement for the sale of 75/125 Shoreway Road in our Palo Alto/Stanford Research Park submarket in San Francisco, to a high-quality institutional investor for a sales price of $38.5 million; with closing in the fourth quarter of 2015.

14.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2015, and December 31, 2014, the condensed consolidating statements of income and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc., on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of September 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$7,654,209	$—	$7,654,209
Cash and cash equivalents	42,738	8	33,637	—	76,383
Restricted cash	95	—	36,898	—	36,993
Tenant receivables	—	—	10,124	—	10,124
Deferred rent	—	—	267,954	—	267,954
Deferred leasing and financing costs	31,708	—	190,635	—	222,343
Investments	—	4,711	325,859	—	330,570
Investments in and advances to affiliates	7,370,645	6,685,933	136,885	(14,193,463)	—
Other assets	24,470	—	114,298	—	138,768
Total assets	$7,469,656	$6,690,652	$8,770,499	$(14,193,463)	$8,737,344
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$773,619	$—	$773,619
Unsecured senior notes payable	1,747,613	—	—	—	1,747,613
Unsecured senior line of credit	843,000	—	—	—	843,000
Unsecured senior bank term loans	950,000	—	—	—	950,000
Accounts payable, accrued expenses, and tenant security deposits	108,828	—	477,766	—	586,594
Dividends payable	61,053	—	287	—	61,340
Total liabilities	3,710,494	—	1,251,672	—	4,962,166
Redeemable noncontrolling interests	—	—	14,218	—	14,218
Alexandria’s stockholders’ equity	3,759,162	6,690,652	7,502,811	(14,193,463)	3,759,162
Noncontrolling interests	—	—	1,798	—	1,798
Total equity	3,759,162	6,690,652	7,504,609	(14,193,463)	3,760,960
Total liabilities, noncontrolling interests, and equity	$7,469,656	$6,690,652	$8,770,499	$(14,193,463)	$8,737,344

14.	Condensed consolidating financial information (continued)

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

Condensed Consolidating Statement of Income
for the Three Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$155,311	$—	$155,311
Tenant recoveries	—	—	56,119	—	56,119
Other income	3,355	(87)	8,025	(4,113)	7,180
Total revenues	3,355	(87)	219,455	(4,113)	218,610

Expenses:
Rental operations	—	—	68,846	—	68,846
General and administrative	13,511	—	5,745	(4,113)	15,143
Interest	20,470	—	7,209	—	27,679
Depreciation and amortization	1,799	—	66,154	—	67,953
Total expenses	35,780	—	147,954	(4,113)	179,621

Equity in earnings of unconsolidated joint ventures	—	—	710	—	710
Equity in earnings of affiliates	71,954	63,964	1,259	(137,177)	—
Net income	39,529	63,877	73,470	(137,177)	39,699

Dividends on preferred stock	(6,247)	—	—	—	(6,247)
Net income attributable to noncontrolling interests	—	—	(170)	—	(170)
Net income attributable to unvested restricted stock awards	(623)	—	—	—	(623)
Net income attributable to Alexandria’s common stockholders	$32,659	$63,877	$73,300	$(137,177)	$32,659

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$137,718	$—	$137,718
Tenant recoveries	—	—	45,572	—	45,572
Other income	2,797	(1,264)	4,369	(3,577)	2,325
Total revenues	2,797	(1,264)	187,659	(3,577)	185,615

Expenses:
Rental operations	—	—	57,423	—	57,423
General and administrative	11,369	—	4,817	(3,577)	12,609
Interest	15,307	—	5,248	—	20,555
Depreciation and amortization	1,408	—	56,980	—	58,388
Loss on early extinguishment of debt	525	—	—	—	525
Total expenses	28,609	—	124,468	(3,577)	149,500

Equity in earnings of affiliates	60,415	58,381	1,127	(119,923)	—
Income from continuing operations	34,603	57,117	64,318	(119,923)	36,115
Loss from discontinued operations	—	—	(180)	—	(180)
Gain on sales of real estate – land parcels	—	—	8	—	8
Net income	34,603	57,117	64,146	(119,923)	35,943

Dividends on preferred stock	(6,471)	—	—	—	(6,471)
Net income attributable to noncontrolling interests	—	—	(1,340)	—	(1,340)
Net income attributable to unvested restricted stock awards	(506)	—	—	—	(506)
Net income attributable to Alexandria’s common stockholders	$27,626	$57,117	$62,806	$(119,923)	$27,626

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Nine Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$450,724	$—	$450,724
Tenant recoveries	—	—	154,107	—	154,107
Other income	9,890	(128)	17,014	(12,088)	14,688
Total revenues	9,890	(128)	621,845	(12,088)	619,519

Expenses:
Rental operations	—	—	192,319	—	192,319
General and administrative	38,960	—	17,647	(12,088)	44,519
Interest	57,494	—	20,089	—	77,583
Depreciation and amortization	4,515	—	184,529	—	189,044
Impairment of real estate	—	—	14,510	—	14,510
Loss on early extinguishment of debt	189	—	—	—	189
Total expenses	101,158	—	429,094	(12,088)	518,164

Equity in earnings of unconsolidated joint ventures	—	—	1,825	—	1,825
Equity in earnings of affiliates	193,480	174,800	3,446	(371,726)	—
Income from continuing operations	102,212	174,672	198,022	(371,726)	103,180
Loss from discontinued operations	—	—	(43)	—	(43)
Net income	102,212	174,672	197,979	(371,726)	103,137

Dividends on preferred stock	(18,740)	—	—	—	(18,740)
Net income attributable to noncontrolling interests	—	—	(925)	—	(925)
Net income attributable to unvested restricted stock awards	(1,736)	—	—	—	(1,736)
Net income attributable to Alexandria’s common stockholders	$81,736	$174,672	$197,054	$(371,726)	$81,736

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Nine Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$403,280	$—	$403,280
Tenant recoveries	—	—	128,198	—	128,198
Other income	8,632	(2,799)	11,534	(10,642)	6,725
Total revenues	8,632	(2,799)	543,012	(10,642)	538,203

Expenses:
Rental operations	—	—	162,283	—	162,283
General and administrative	33,735	—	16,576	(10,642)	39,669
Interest	41,339	—	15,772	—	57,111
Depreciation and amortization	4,335	—	161,788	—	166,123
Loss on early extinguishment of debt	525	—	—	—	525
Total expenses	79,934	—	356,419	(10,642)	425,711

Equity in earnings of affiliates	180,275	172,989	3,356	(356,620)	—
Income from continuing operations	108,973	170,190	189,949	(356,620)	112,492
Loss from discontinued operations	(7)	—	(482)	—	(489)
Gain on sales of real estate – land parcels	—	—	805	—	805
Net income	108,966	170,190	190,272	(356,620)	112,808

Dividends on preferred stock	(19,414)	—	—	—	(19,414)
Net income attributable to noncontrolling interests	—	—	(3,842)	—	(3,842)
Net income attributable to unvested restricted stock awards	(1,285)	—	—	—	(1,285)
Net income attributable to Alexandria’s common stockholders	$88,267	$170,190	$186,430	$(356,620)	$88,267

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$39,529	$63,877	$73,470	$(137,177)	$39,699
Other comprehensive loss:
Unrealized losses on marketable equity securities:
Unrealized holding losses arising during the period	—	(41)	(29,791)	—	(29,832)
Reclassification adjustment for gains included in net income	—	(117)	(4,851)	—	(4,968)
Unrealized losses on marketable equity securities, net	—	(158)	(34,642)	—	(34,800)

Unrealized losses on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(5,474)	—	—	—	(5,474)
Reclassification adjustment for amortization of interest income included in net income	727	—	—	—	727
Unrealized losses on interest rate swap agreements, net	(4,747)	—	—	—	(4,747)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(9,294)	—	(9,294)
Unrealized losses on foreign currency translation, net	—	—	(9,294)	—	(9,294)

Total other comprehensive loss	(4,747)	(158)	(43,936)	—	(48,841)
Comprehensive income	34,782	63,719	29,534	(137,177)	(9,142)
Less: comprehensive income attributable to noncontrolling interests	—	—	(71)	—	(71)
Comprehensive income attributable to Alexandria’s common stockholders	$34,782	$63,719	$29,463	$(137,177)	$(9,213)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$34,603	$57,117	$64,146	$(119,923)	$35,943
Other comprehensive income (loss):
Unrealized losses on marketable equity securities:
Unrealized holding losses arising during the period	—	(310)	(2,144)	—	(2,454)
Reclassification adjustment for losses included in net income	—	—	111	—	111
Unrealized losses on marketable equity securities, net	—	(310)	(2,033)	—	(2,343)

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap gains arising during the period	1,206	—	—	—	1,206
Reclassification adjustment for amortization of interest expense included in net income	1,129	—	—	—	1,129
Unrealized gains on interest rate swap agreements, net	2,335	—	—	—	2,335

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(12,259)	—	(12,259)
Reclassification adjustment for gains included in net income	—	—	(199)	—	(199)
Unrealized foreign currency translation losses, net	—	—	(12,458)	—	(12,458)

Total other comprehensive income (loss)	2,335	(310)	(14,491)	—	(12,466)
Comprehensive income	36,938	56,807	49,655	(119,923)	23,477
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,340)	—	(1,340)
Comprehensive income attributable to Alexandria’s common stockholders	$36,938	$56,807	$48,315	$(119,923)	$22,137

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$102,212	$174,672	$197,979	$(371,726)	$103,137
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable equity securities:
Unrealized holding (losses) gains arising during the year	—	(19)	54,023	—	54,004
Reclassification adjustment for gains included in net income	—	(76)	(2,427)	—	(2,503)
Unrealized (losses) gains on marketable equity securities, net	—	(95)	51,596	—	51,501

Unrealized losses on interest rate swap agreements:
Unrealized interest rate swap losses arising during the year	(9,712)	—	—	—	(9,712)
Reclassification adjustment for amortization of interest expense included in net income	1,942	—	—	—	1,942
Unrealized losses on interest rate swap agreements, net	(7,770)	—	—	—	(7,770)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the year	—	—	(17,072)	—	(17,072)
Reclassification adjustment for losses included in net income	—	—	9,236	—	9,236
Unrealized losses on foreign currency translation, net	—	—	(7,836)	—	(7,836)

Total other comprehensive (loss) income	(7,770)	(95)	43,760	—	35,895
Comprehensive income	94,442	174,577	241,739	(371,726)	139,032
Less: comprehensive income attributable to noncontrolling interests	—	—	(954)	—	(954)
Comprehensive income attributable to Alexandria's common stockholders	$94,442	$174,577	$240,785	$(371,726)	$138,078

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$108,966	$170,190	$190,272	$(356,620)	$112,808
Other comprehensive income:
Unrealized gains on marketable equity securities:
Unrealized holding gains arising during the year	—	—	13,591	—	13,591
Reclassification adjustment for losses included in net income	—	—	517	—	517
Unrealized gains on marketable equity securities, net	—	—	14,108	—	14,108

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap losses arising during the year	(2,708)	—	—	—	(2,708)
Reclassification adjustment for amortization of interest expense included in net income	5,742	—	—	—	5,742
Unrealized gains on interest rate swap agreements, net	3,034	—	—	—	3,034

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses	—	—	(9,450)	—	(9,450)
Reclassification adjustment for gains included in net income	—	—	(199)	—	(199)
Unrealized losses on foreign currency translation, net	—	—	(9,649)	—	(9,649)

Total other comprehensive income	3,034	—	4,459	—	7,493
Comprehensive income	112,000	170,190	194,731	(356,620)	120,301
Less: comprehensive income attributable to noncontrolling interests	—	—	(3,842)	—	(3,842)
Comprehensive income attributable to Alexandria’s common stockholders	$112,000	$170,190	$190,889	$(356,620)	$116,459

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$102,212	$174,672	$197,979	$(371,726)	$103,137
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,515	—	184,529	—	189,044
Loss on early extinguishment of debt	189	—	—	—	189
Impairment of real estate	—	—	14,510	—	14,510
Equity in earnings of unconsolidated joint ventures	—	—	(1,825)	—	(1,825)
Distributions of earnings from unconsolidated joint ventures	—	—	740	—	740
Amortization of loan fees	5,717	—	2,631	—	8,348
Amortization of debt discounts (premiums)	243	—	(525)	—	(282)
Amortization of acquired below-market leases	—	—	(5,121)	—	(5,121)
Deferred rent	—	—	(34,421)	—	(34,421)
Stock compensation expense	12,922	—	—	—	12,922
Equity in earnings of affiliates	(193,480)	(174,800)	(3,446)	371,726	—
Investment gains	—	—	(22,368)	—	(22,368)
Investment losses	—	269	10,888	—	11,157
Changes in operating assets and liabilities:
Restricted cash	(28)	—	52	—	24
Tenant receivables	—	—	380	—	380
Deferred leasing costs	—	—	(47,725)	—	(47,725)
Other assets	(9,228)	—	(4,493)	—	(13,721)
Accounts payable, accrued expenses, and tenant security deposits	31,895	—	(472)	—	31,423
Net cash (used in) provided by operating activities	(45,043)	141	291,313	—	246,411

Investing Activities
Proceeds from sale of real estate	—	—	92,455	—	92,455
Additions to real estate	—	—	(362,215)	—	(362,215)
Purchase of real estate	—	—	(248,933)	—	(248,933)
Deposits for investing activities	—	—	(6,707)	—	(6,707)
Investment in unconsolidated real estate joint ventures	—	—	(7,979)	—	(7,979)
Investments in subsidiaries	(302,455)	(215,128)	(4,493)	522,076	—
Additions to investments	—	—	(67,965)	—	(67,965)
Sales of investments	—	6	39,584	—	39,590
Repayment of notes receivable	—	—	4,264	—	4,264
Net cash used in investing activities	$(302,455)	$(215,122)	$(561,989)	$522,076	$(557,490)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$47,375	$—	$47,375
Repayments of borrowings from secured notes payable	—	—	(12,217)	—	(12,217)
Borrowings from unsecured senior line of credit	1,432,000	—	—	—	1,432,000
Repayments of borrowings from unsecured senior line of credit	(893,000)	—	—	—	(893,000)
Repayments of borrowings from unsecured senior bank term loans	(25,000)	—	—	—	(25,000)
Transfer to/from parent company	1,853	214,926	305,297	(522,076)	—
Change in restricted cash related to financing activities	—	—	(4,737)	—	(4,737)
Payment of loan fees	(2,140)	—	(2,042)	—	(4,182)
Proceeds from the issuance of common stock	5,052	—	—	—	5,052
Dividends on common stock	(162,280)	—	—	—	(162,280)
Dividends on preferred stock	(18,740)	—	—	—	(18,740)
Contributions by noncontrolling interests	—	—	340	—	340
Distributions to and purchases of noncontrolling interests	—	—	(62,973)	—	(62,973)
Net cash provided by financing activities	337,745	214,926	271,043	(522,076)	301,638

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(187)	—	(187)

Net (decrease) increase in cash and cash equivalents	(9,753)	(55)	180	—	(9,628)
Cash and cash equivalents as of the beginning of period	52,491	63	33,457	—	86,011
Cash and cash equivalents as of the end of period	$42,738	$8	$33,637	$—	$76,383

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$47,193	$—	$17,004	$—	$64,197

Non-Cash Investing Activities
Change in accrued construction	$—	$—	$(7,305)	$—	$(7,305)
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(82,000)	$—	$(82,000)

Non-Cash Financing Activities
Payable for purchase of noncontrolling interest	$(51,887)	$—	$—	$—	$(51,887)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$108,966	$170,190	$190,272	$(356,620)	$112,808
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,335	—	161,788	—	166,123
Loss on early extinguishment of debt	525	—	—	—	525
Gain on sale of land parcel	—	—	(805)	—	(805)
Amortization of loan fees	5,424	—	2,666	—	8,090
Amortization of debt discounts (premiums)	152	—	(52)	—	100
Amortization of acquired below-market leases	—	—	(2,191)	—	(2,191)
Deferred rent	—	—	(35,511)	—	(35,511)
Stock compensation expense	9,372	—	—	—	9,372
Equity in earnings of affiliates	(180,275)	(172,989)	(3,356)	356,620	—
Investment gains	—	(3)	(9,478)	—	(9,481)
Investment losses	—	2,802	5,923	—	8,725
Changes in operating assets and liabilities:
Restricted cash	(15)	—	15	—	—
Tenant receivables	—	—	(939)	—	(939)
Deferred leasing costs	(80)	—	(25,830)	—	(25,910)
Other assets	(5,263)	—	(6,965)	—	(12,228)
Accounts payable, accrued expenses, and tenant security deposits	50,210	—	(13,764)	—	36,446
Net cash (used in) provided by operating activities	(6,649)	—	261,773	—	255,124

Investing Activities
Proceeds from sale of real estate	—	—	28,378	—	28,378
Additions to real estate	—	—	(345,074)	—	(345,074)
Purchase of real estate	—	—	(97,785)	—	(97,785)
Deposit for investing activities	—	—	(7,292)	—	(7,292)
Change in restricted cash related to construction projects	—	—	6,694	—	6,694
Investment in unconsolidated real estate joint ventures	—	—	(67,525)	—	(67,525)
Investments in subsidiaries	(322,228)	(291,300)	(12,150)	625,678	—
Additions to investments	—	—	(35,484)	—	(35,484)
Sales of investments	—	—	13,883	—	13,883
Repayment of notes receivable	—	—	29,866	—	29,866
Net cash used in investing activities	$(322,228)	$(291,300)	$(486,489)	$625,678	$(474,339)

14.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$108,626	$—	$108,626
Repayments of borrowings from secured notes payable	—	—	(228,909)	—	(228,909)
Proceeds from issuance of unsecured senior notes payable	698,908	—	—	—	698,908
Borrowings from unsecured senior line of credit	890,000	—	—	—	890,000
Repayments of borrowings from unsecured senior line of credit	(952,000)	—	—	—	(952,000)
Repayment of unsecured senior bank term loan	(125,000)	—	—	—	(125,000)
Transfer to/from parent company	103	291,300	334,275	(625,678)	—
Change in restricted cash related to financing activities	—	—	375	—	375
Payment of loan fees	(6,515)	—	(1,474)	—	(7,989)
Dividends on common stock	(150,540)	—	—	—	(150,540)
Dividends on preferred stock	(19,414)	—	—	—	(19,414)
Contributions by noncontrolling interests	—	—	19,410	—	19,410
Distributions to and purchases of noncontrolling interests	—	—	(3,487)	—	(3,487)
Net cash provided by financing activities	335,542	291,300	228,816	(625,678)	229,980

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,438)	—	(1,438)

Net increase in cash and cash equivalents	6,665	—	2,662	—	9,327
Cash and cash equivalents as of the beginning of period	14,790	—	42,906	—	57,696
Cash and cash equivalents as of the end of period	$21,455	$—	$45,568	$—	$67,023

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$20,089	$—	$13,694	$—	$33,783

Non-Cash Investing Activities
Change in accrued construction	$—	$—	$36,235	$—	$36,235
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(48,329)	$—	$(48,329)

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are the largest and leading urban office REIT uniquely focused on collaborative science and technology campuses in AAA innovation cluster locations with a total market capitalization of $10.8 billion as of September 30, 2015, and an asset base of 31.5 million square feet, including 19.9 million RSF of operating properties and development and redevelopment projects under construction, as well as an additional 11.6 million square feet of near-term and future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a dominant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse client tenant base, with approximately 53% of total annualized base rent as of September 30, 2015, generated from investment-grade client tenants – a REIT industry-leading percentage. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide its innovative client tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

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

Executive summary

Our best-in-class team delivered another strong quarter of financial and operating results, including the following key highlights:

•	Executed agreement for the sales of partial interests in Class A facilities to TIAA-CREF with closings in the fourth quarter of 2015:

•	4.8% cash cap rate on sale of 49.9% interest in 1500 Owens Street located in our Mission Bay submarket for a sale price of $73.4 million;

•	4.5% cash cap rate on sale of 70% interest in 225 Binney Street in our Cambridge submarket for a sale price of $190 million;

•	Highly leased development and redevelopment projects:

•	1.5 million RSF, 89% leased, targeted for completion by 4Q16 (weighted toward 4Q16), will generate $75 to $80 million incremental annual NOI upon stabilization;

•	1.8 million RSF, 71% leased, targeted for completion in 2017 and 2018, will generate $105 to $110 million of incremental annual NOI upon stabilization;

•	FFO per share – diluted, as adjusted, for the three months ended September 30, 2015, of $1.33, up 9.9%, compared to $1.21 for the three months ended September 30, 2014;

•	Same property NOI growth of 1.1% and 4.8% (cash basis) for the three months ended September 30, 2015, compared to the three months ended September 30, 2014;

•	Executed leases for 1,021,756 RSF and 3,959,804 RSF during the three and nine months ended September 30, 2015, respectively, highest nine-month leasing volume in the Company’s 20-year history;

•
Rental rate increases of 17.5% and 8.8% (cash basis) for the three months ended September 30, 2015 lease renewals and re-leasing of space aggregating 456,602 RSF (included in the 1,021,756 RSF above); and

•
Common stock dividend for the three months ended September 30, 2015, of $0.77 per common share, up 5 cents, or 7%, over the three months ended September 30, 2014; continuation of strategy to share growth in cash flows from operating activities with our shareholders while also importantly retaining capital for reinvestment.

Sales of partial interest in two core real estate assets at 4.5% and 4.8% cash cap rates:

•	In July and October 2015, we executed agreements for the sales of partial interests in two Class A facilities to TIAA-CREF, with closings in the fourth quarter of 2015:

Property	Submarket	Interest To Be Sold	RSF	Sales Price	Cash Cap Rate
225 Binney Street	Cambridge	70%	305,212	$190,110	4.5%
1500 Owens Street	Mission Bay	49.9%	158,267	73,353	4.8%
			463,479	$263,463	4.6%

Refer to our “Dispositions and other sources of capital” for information on additional asset sales expected in the fourth quarter of 2015.

Results

•	FFO attributable to Alexandria’s common stockholders – diluted, as adjusted:

•	$1.33 per share for the three months ended September 30, 2015, up 9.9%, compared to
$1.21 per share for the three months ended September 30, 2014

•	$3.92 per share for the nine months ended September 30, 2015, up 9.8%, compared to
$3.57 per share for the nine months ended September 30, 2014

•	$95.0 million for the three months ended September 30, 2015, up $9.0 million, or 10.4%, compared to
$86.1 million for the three months ended September 30, 2014

•	$280.0 million for the nine months ended September 30, 2015, up $26.3 million, or 10.4%, compared to $253.7 million for the nine months ended September 30, 2014

•	Investment income of $5.4 million, or $0.08 per share, included gross investment gains of $8.7 million, primarily from the sale of two publicly traded securities.

•	Net income attributable to Alexandria’s common stockholders – diluted:

•	$32.7 million, or $0.46 per share, for the three months ended September 30, 2015, compared to
$27.6 million, or $0.39 per share, for the three months ended September 30, 2014

•	$81.7 million, or $1.14 per share, for the nine months ended September 30, 2015, compared to
$88.3 million, or $1.24 per share, for the nine months ended September 30, 2014

Core operating metrics

•	Total revenues:

•	$218.6 million for the three months ended September 30, 2015, up $33.0 million, or 17.8%, compared to
$185.6 million for the three months ended September 30, 2014

•	$619.5 million for the nine months ended September 30, 2015, up $81.3 million, or 15.1%, compared to
$538.2 million for the nine months ended September 30, 2014

•	NOI, including our share of unconsolidated joint ventures:

•	$151.2 million for the three months ended September 30, 2015, up $23.0 million, or 17.9%, compared to
$128.2 million for the three months ended September 30, 2014

•	$430.4 million for the nine months ended September 30, 2015, up $54.5 million, or 14.5%, compared to
$375.9 million for the nine months ended September 30, 2014

•	Occupancy for operating properties in North America of 96.2% as of September 30, 2015

•	53% of our total ABR generated from investment-grade client tenants

•	Same property NOI growth:

•	1.1% and 4.8% (cash basis) increase for the three months ended September 30, 2015, compared to the three months ended September 30, 2014

•	1.2% and 5.6% (cash basis) increase for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014

•	Operating margins at 69% for the three months ended September 30, 2015

•	Adjusted EBITDA margins at 65% for the three months ended September 30, 2015

Core operating metrics (continued)

•	Executed leases for 1,021,756 RSF during the three months ended September 30, 2015:

•	253,108 RSF to bluebird bio, Inc., representing 99% of our 60 Binney Street development project under construction in our Cambridge submarket in Greater Boston

•	150,000 RSF to Pinterest, Inc., representing 100% of phase one of the recently acquired near-term development project at 505 Brannan Street in our SoMa submarket in San Francisco

•	78,916 RSF renewal with UMass Memorial Realty, Inc. at 306 Belmont Street in our Route 495/Worcester submarket in Greater Boston

•	60,917 RSF renewal with Vertex Pharmaceuticals Incorporated at 245/275 Armand Frappier Boulevard in our Canadian submarket

•	50,231 RSF leased and delivered to The Children’s Hospital Corporation at 360 Longwood Avenue in our Longwood Medical Area submarket in Greater Boston

•	17.5% and 8.8% (cash basis) rental rate increases on lease renewals and re-leasing of space aggregating 456,602 RSF

•	Executed leases for 3,959,804 RSF for the nine months ended September 30, 2015; highest nine-month leasing volume in the Company’s 20-year history

•	19.6% and 10.6% (cash basis) rental rate increases on lease renewals and re-leasing of space aggregating 1,729,239 RSF

External growth: development and redevelopment projects under construction and acquisitions

Highly leased development and redevelopment projects under construction

•	Highly leased development and redevelopment projects:

•	1.5 million RSF, 89% leased, targeted for completion by fourth quarter of 2016 (weighted toward fourth quarter of 2016), will generate $75 to $80 million incremental annual NOI upon stabilization

•	1.8 million RSF 71% leased, targeted for completion in 2017 and 2018, will generate $105 to $110 million of incremental annual NOI upon stabilization

•	Key development projects placed into service during the three months ended September 30, 2015, include:

•
62,490 RSF, including 30,408 RSF to Eli Lilly and Company and 30,408 RSF to Galderma Laboratories, L.P. (a wholly-owned subsidiary of Nestle S.A.), at our 430 East 29th Street development in our Manhattan submarket in New York City

•	50,231 RSF to The Children’s Hospital Corporation at our 360 Longwood Avenue development in our Longwood Medical Area submarket in Greater Boston

•	Commencements of development and redevelopment projects during the three months ended September 30, 2015, including:

•	431,483 RSF development project at 100 Binney Street in our Cambridge submarket; 98% leased/negotiating, including 58% leased to Bristol-Myers Squibb Company

•	304,326 RSF redevelopment project at 10290 Campus Point Drive in our University Town Center submarket, acquired in July 2015 for $105.0 million; 100% leased to Eli Lilly and Company

•	300,000 RSF development project at 510 Townsend Street in our SoMa submarket; 100% leased to Stripe, Inc.

•	162,156 RSF redevelopment project at 9625 Towne Centre Drive in our University Town Center submarket

•	59,000 RSF redevelopment project at 11 Hurley Street, in our Cambridge submarket, acquired in September 2015 for $5.9 million; 100% under negotiation

Acquisitions

•
In July and September 2015, we acquired 10290 Campus Point Drive and 11 Hurley Street, respectively. We commenced conversion of these buildings into office/laboratory space through redevelopment during the three months ended September 30, 2015.

Balance sheet

•
In October 2015, closed a secured construction loan with aggregate commitments available for borrowing of $350.0 million, for our 98% leased development project at 50/60 Binney Street in our Cambridge submarket, which bears interest at a rate of LIBOR+1.50%

•
$855 million of liquidity as of as of September 30, 2015; $1.2 billion of liquidity as of September 30, 2015 on a pro forma basis for the available borrowings under the construction loan noted immediately above

•	$10.8 billion total market capitalization as of September 30, 2015

•
13% of gross investments in real estate in value-creation pipeline (74% of pipeline undergoing construction) as of September 30, 2015, with a target range from 10% to 15% as of the fourth quarter of 2016

•	7.4 times net debt to Adjusted EBITDA – third quarter of 2015 annualized, with target of less than 7.0 times by the fourth quarter of 2015

•	3.5 times fixed-charge coverage ratio – third quarter of 2015 annualized

•	Limited debt maturities through 2018; well-laddered maturity profile

•
Executed additional interest rate swap agreements during the three months ended September 30, 2015, with an aggregate notional amount of $750 million, to increase notional hedged variable-rate debt to a minimum of $1.1 billion and $650 million during 2016 and 2017, respectively

•	24% unhedged variable-rate debt as a percentage of total debt as of September 30, 2015, with a target of less than 15% by December 31, 2015

LEED statistics

•	56% of our total ABR will be generated from LEED projects upon completion of our in-process projects

Other subsequent events

•	In October 2015, we repaid a $76.0 million secured note payable with an effective interest rate of 5.73%

•
In October 2015, we executed an agreement to sell a 49.9% interest in our 158,267 RSF, property at 1500 Owens Street in our Mission Bay submarket in San Francisco to a high-quality institutional investor for $73.4 million, with closing in the fourth quarter of 2015

•
In October 2015, we executed an agreement for the sale of 75/125 Shoreway Road in our Palo Alto/Stanford Research Park submarket in San Francisco to a high-quality institutional investor at a sales price of $38.5 million and a cash capitalization rate of 5.8%; with closing in the fourth quarter of 2015

Operating summary

Key real estate statistics

The following table presents information regarding our asset base, including unconsolidated joint ventures, as of September 30, 2015, and December 31, 2014:

	September 30, 2015	December 31, 2014
(Rentable square feet)
Operating properties	16,803,766	16,727,985
Development properties	2,614,491	1,857,520
Redevelopment properties	525,482	143,777
Total properties	19,943,739	18,729,282

Number of properties	198	193
Occupancy in North America at period-end – operating	96.2%	97.0%
Occupancy in North America at period-end – operating and redevelopment	93.0%	96.1%
Annualized base rent per occupied RSF at period-end	$39.44	$37.23

Leasing

•
Executed a total of 172 leases, with a weighted-average lease term of 9.0 years, for 3,959,804 RSF, including 2,003,746 RSF related to our development and redevelopment projects during the nine months ended September 30, 2015

•	Achieved rental rate increases for renewed/re-leased space of 19.6% and 10.6% (cash basis) on 1,729,239 RSF during the nine months ended September 30, 2015

•	Occupancy rate for operating properties in North America of 96.2% as of September 30, 2015

Approximately 64% of the 172 leases executed during the nine months ended September 30, 2015, did not include concessions for free rent. During the nine months ended September 30, 2015, we granted tenant concessions/free rent averaging 2.8 months with respect to the 3,959,804 RSF leased.

The following table summarizes our leasing activity at our properties:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015			Year Ended December 31, 2014
	Including Straight-line Rent	Cash Basis	Including Straight-line Rent		Cash Basis	Including Straight-line Rent	Cash Basis
(Dollars are per RSF)
Leasing activity:
Renewed/re-leased space (1)
Rental rate changes	17.5%	8.8%	19.6%		10.6%	13.3%	5.4%
New rates	$34.85	$34.64	$36.13		$36.37	$40.32	$40.73
Expiring rates	$29.66	$31.83	$30.21		$32.87	$35.60	$38.63
Rentable square footage	456,602		1,729,239			1,447,516
Number of leases	32		117			124
Tenant improvements/leasing commissions	$11.82		$10.24			$10.49
Average lease terms	5.2 years		4.8 years			3.5 years

Developed/redeveloped/previously vacant space leased
New rates	$68.18	$64.29	$59.72		$54.30	$40.62	$36.50
Rentable square footage	565,154		2,230,565			1,321,317
Number of leases	17		55			66
Tenant improvements/leasing commissions	$17.38		$19.01			$14.96
Average lease terms	11.5 years		12.2 years			11.5 years

Leasing activity summary (totals):
New rates	$53.29	$51.04	$49.42		$46.47	$40.46	$38.71
Rentable square footage	1,021,756		3,959,804	(2)		2,768,833
Number of leases	49		172			190
Tenant improvements/leasing commissions	$14.89		$15.18			$12.62
Average lease terms	8.7 years		9.0 years			7.3 years

Lease expirations (1)
Expiring rates	$26.84	$28.54	$28.67		$30.94	$33.09	$35.79
Rentable square footage	635,195		2,262,674			1,733,614
Number of leases	45		158			151

(1)	Excludes 16 month-to-month leases for 37,054 RSF and 20 month-to-month leases for 43,672 RSF as of September 30, 2015, and December 31, 2014, respectively.

(2)	During the nine months ended September 30, 2015, we granted tenant concessions/free rent averaging 2.8 months with respect to the 3,959,804 RSF leased.

Summary of lease expirations

The following table summarizes information with respect to the lease expirations at our properties as of September 30, 2015:

Year of Lease Expiration	Number of Leases Expiring		RSF of Expiring Leases		Percentage of Aggregate Total RSF	ABR of Expiring Leases (per RSF)

2015	20	(1)	232,526	(1)	1.4%	$37.03
2016	80		1,321,642		7.9%	$31.79
2017	81		1,386,364		8.3%	$27.89
2018	86		1,838,064		10.9%	$38.73
2019	68		1,401,460		8.3%	$35.98
2020	65		1,556,981		9.3%	$37.05
2021	43		1,320,614		7.9%	$39.08
2022	27		900,680		5.4%	$34.35
2023	22		1,188,496		7.1%	$37.66
2024	15		830,169		4.9%	$45.26
Thereafter	50		3,704,202		22.0%	$48.00

(1)	Excludes 16 month-to-month leases for 37,054 RSF.

The following tables present information by market with respect to our lease expirations as of September 30, 2015, for the remainder of 2015 and all of 2016:

	2015 RSF of Expiring Leases								ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating		Targeted for Redevelopment		Remaining Expiring Leases		Total (1)
Market
Greater Boston	—	34,560		—		4,284		38,844	$46.40
San Francisco	87,834	—		—		—		87,834	43.98
New York City	—	199		—		9,528		9,727	N/A
San Diego	—	—		48,880	(2)	1,000		49,880	N/A
Seattle	—	27,200		—		1,893		29,093	22.45
Maryland	2,109	—		—		3,386		5,495	20.69
Research Triangle Park	4,575	—		—		—		4,575	29.03
Non-cluster markets	—	—		—		3,009		3,009	14.00
Asia	—	—		—		4,069		4,069	N/A
Total	94,518	61,959		48,880		27,169		232,526	$37.03
Percentage of expiring leases	41%	27%		21%		11%		100%

	2016 RSF of Expiring Leases								ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating		Targeted for Redevelopment		Remaining Expiring Leases		Total
Market
Greater Boston	104,369	27,232		—		47,561		179,162	$43.51
San Francisco	726	31,611		—		111,578		143,915	30.75
New York City	—	—		—		5,447		5,447	N/A
San Diego	46,033	158,645	(3)	—		367,013	(4)	571,691	33.90
Seattle	2,468	—		—		44,684		47,152	38.79
Maryland	16,560	—		—		125,103		141,663	25.74
Research Triangle Park	54,642	—		—		88,383		143,025	23.13
Non-cluster markets	—	346		—		3,508		3,854	20.57
Asia	45,835	35,335		—		4,563		85,733	16.29
Total	270,633	253,169		—		797,840		1,321,642	$31.79
Percentage of expiring leases	20%	19%		—%		61%		100%

(1)	Excludes 16 month-to-month leases for 37,054 RSF.

(2)
Represents 48,880 RSF at 10151 Barnes Canyon Road. We expect to commence redevelopment of the property into tech office space upon expiration of the acquired in-place lease in the fourth quarter of 2015.

(3)
Represents two leases at 3115/3215 Merryfield Row with contractual expirations in January and August 2016, respectively, at an average annualized base rent of $26.62 per square foot. We are in negotiations with a high-quality client tenant for approximately 155,000 RSF of build-to-suit space at the ARE Spectrum campus.

(4)
Includes 125,409 RSF leased to Eli Lilly and Company at 10300 Campus Point Drive with a contractual expiration in the fourth quarter of 2016. This client tenant will relocate and expand into 304,326 RSF at our recently acquired redevelopment project at 10290 Campus Point Drive project.

High-Quality Cash Flows from Innovative Client Tenants with 53% of Total ABR from Investment-Grade Client Tenants
High-Quality Client Tenant Base	Diverse Client Tenant Base

High-Quality Cash Flows from Class A Assets in AAA Locations
Focus in Key Locations

San Francisco
19%
San Diego
16%
New York City
10%
Greater
Boston
35%
5%
Seattle
3%
Research
Triangle Park
8%
Maryland
4%
Other
Submarkets

Class A Assets in AAA Locations
75%
of ARE’s Total ABR
% of ARE’s Total ABR

Demand for Class A Assets in AAA Locations Drives Solid Occupancy
Occupancy Across Key Locations as of September 30, 2015

95.7%
100.0%
99.6%
94.9%
98.6%
95.6%
91.6%
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle Park

Solid Occupancy (2)
95%
Over 10 Years
(1) Traditional Office and Tech space comprises of 2.2% and 0.8% of ABR, respectively. (2) Average occupancy of operating properties in North America as of December 31 for the last 10 years.

Location of properties

The locations of our properties are diversified among a number of science and technology cluster markets. The following table sets forth, as of September 30, 2015, the total RSF, number of properties, and annualized base rent of our properties in each of our existing markets (dollars in thousands):

	RSF					Number of Properties	Annualized Base Rent		ABR
Market	Operating	Development	Redevelopment	Total	% Total				per RSF (1)
Greater Boston	4,534,155	1,115,637	59,000	5,708,792	28%	44	$218,520	35%	$50.38
San Francisco	2,630,791	722,980	—	3,353,771	17	27	116,017	19	44.10
New York City	744,917	67,912	—	812,829	4	4	58,481	10	78.80
San Diego	3,065,910	358,609	466,482	3,891,001	19	50	99,565	16	34.22
Seattle	746,260	287,806	—	1,034,066	5	11	32,203	5	43.75
Maryland	2,156,196	—	—	2,156,196	11	29	50,249	8	24.37
Research Triangle Park	980,763	61,547	—	1,042,310	5	15	19,444	3	21.65
Canada	322,967	—	—	322,967	2	4	7,768	1	24.21
Non-cluster markets	105,033	—	—	105,033	1	3	1,444	—	19.12
North America	15,286,992	2,614,491	525,482	18,426,965	92	187	603,691	97	41.03
Asia	1,199,714	—	—	1,199,714	6	8	6,887	1	9.66
Subtotal	16,486,706	2,614,491	525,482	19,626,679	98	195	610,578	98	39.58
Properties “held for sale” (2)	317,060	—	—	317,060	2	3	9,271	2	31.63
Total	16,803,766	2,614,491	525,482	19,943,739	100%	198	$619,849	100%	$39.44

(1)	Represents ABR per occupied RSF as of September 30, 2015.

(2)
Refer to Note 12 – “Assets classified as held for sale” to our unaudited consolidated financial statements under Item 1 of this report for additional information regarding properties classified as “held for sale” as of September 30, 2015.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating assets and our assets under redevelopment in each of our North America markets as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	9/30/15		6/30/15	9/30/14	9/30/15	6/30/15	9/30/14
Greater Boston	95.7%	(1)	96.5%	98.6%	94.4%	96.5%	95.7%
San Francisco	100.0		100.0	99.0	100.0	100.0	99.0
New York City	99.6		99.6	98.4	99.6	99.6	98.4
San Diego	94.9	(2)	94.5	97.1	82.4	94.5	96.1
Seattle	98.6		96.0	94.7	98.6	96.0	94.7
Maryland	95.6		93.6	93.8	95.6	93.6	93.8
Research Triangle Park	91.6	(3)	91.0	96.7	91.6	91.0	96.7
Subtotal	96.3	(4)	96.0	97.3	93.1	96.0	96.3
Canada	99.3		99.3	97.6	99.3	99.3	97.6
Non-cluster markets	71.9		68.0	93.9	71.9	68.0	93.9
North America	96.2%	(4)	95.9%	97.3%	93.0%	95.9%	96.3%

(1)
The decline from September 30, 2014 is primarily driven by a 128,325 RSF full-building lease that expired at 19 Presidential Way in our Route 128 submarket. We are in the process of marketing the property for multi-tenancy office/laboratory use.

(2)
The decline from September 30, 2014 is primarily driven by expirations of leases at 9363 and 9373 Towne Centre Drive in our University Towne Center submarket. We re-leased approximately 66% of these buildings.

(3)
The decline from September 30, 2014 is primarily driven by an 81,580 RSF full-building lease that expired at 2525 East NC Highway 54 in our Research Triangle Park submarket. We are in the process of marketing the property for multi-tenancy office/laboratory use.

(4)	See footnotes 1, 2, and 3 above.

Client tenants

Our properties are leased to a high-quality and diverse group of client tenants, with no individual client tenant accounting for more than 5.4% of our annualized base rent. The following table sets forth information regarding leases with our 20 largest client tenants based upon annualized base rent as of September 30, 2015 (dollars in thousands):

		Remaining Lease Term in Years (1)	Aggregate RSF		ABR	Percentage of Aggregate ABR
							Investment-Grade Ratings
	Client Tenant						Fitch	Moody’s	S&P
1	Novartis AG	2.2	693,480		$33,524	5.4%	AA	Aa3	AA-
2	ARIAD Pharmaceuticals, Inc.	14.5	386,111	(2)	29,994	4.8	—	—	—
3	Illumina, Inc.	14.4	595,886		25,452	4.1	—	—	BBB
4	New York University	15.0	209,224		19,897	3.2	—	Aa3	AA-
5	Eli Lilly and Company	7.3	287,527		19,341	3.1	A	A2	AA-
6	Roche	5.0	343,472		16,490	2.7	AA	A1	AA
7	Dana-Farber Cancer Institute, Inc.	14.8	203,090		15,038	2.4	—	A1	—
8	United States Government	9.6	263,147		14,778	2.4	AAA	Aaa	AA+
9	Celgene Corporation	6.5	361,071		14,770	2.4	—	Baa2	BBB+
10	FibroGen, Inc.	8.1	234,249		14,278	2.3	—	—	—
11	Amgen Inc.	8.0	401,623		14,260	2.3	BBB	Baa1	A
12	Biogen Inc.	12.6	313,872		13,735	2.2	—	Baa1	A-
13	Massachusetts Institute of Technology	4.1	208,274		10,971	1.8	—	Aaa	AAA
14	Bristol-Myers Squibb Company	3.4	251,316		10,743	1.7	A-	A2	A+
15	The Regents of the University of California	8.0	230,633		10,354	1.7	AA	Aa2	AA
16	The Scripps Research Institute	2.4	218,031		10,023	1.6	AA-	Aa3	—
17	GlaxoSmithKline plc	3.8	208,394		9,510	1.5	A+	A2	A+
18	Sanofi	5.9	179,697		8,084	1.3	AA-	A1	AA
19	Alnylam Pharmaceuticals, Inc.	6.0	129,424		7,314	1.2	—	—	—
20	Sumitomo Dainippon Pharma Co., Ltd.	7.5	106,232		6,501	1.0	—	—	—
	Total/weighted-average	8.6	5,824,753		$305,057	49.1%

(1)	Based on percentage of aggregate annualized base rent in effect as of September 30, 2015.

(2)
In August 2015, ARIAD Pharmaceuticals, Inc. (“ARIAD”) entered into a sublease with IBM Watson Health, a digital health venture of the International Business Machines Corporation (“IBM”) under which IBM will sublease approximately 163,186 RSF at 75 Binney Street for an initial lease term of 10 years. IBM holds investment-grade ratings of A+ (Fitch), Aa3 (Moody’s), and AA- (S&P) and has the option to extend the sublease term through the end of the ARIAD lease, in March 2030, at 75/125 Binney Street.

Value-creation projects and external growth

Key real estate metrics as of September 30, 2015

2015 Disciplined Allocation of Capital (1)	13% of Gross Investments in Real Estate in Value-Creation Pipeline

Torrey Pines/
UTC
23%
Mission Bay/
SoMa
9%
4%
Manhattan
18%
Other
Submarkets
46%
Cambridge

Projects Under Construction
74%
4%
Near-Term Projects in North America
16%
Future Projects in North America
6%
Future Projects in Asia

Highly Leased Development and Redevelopment Projects	Pre-Leased (3) Percentage of Ground-Up Developments Since January 1, 2009
80%	Single-Tenant 100% Pre-leased 2.3M RSF	Multi-Tenant 38% Pre-leased 2.5M RSF
Leased

(1)	Includes actual and projected construction and acquisitions for the year ending December 31, 2015. Refer to pages 64 and 65 for additional details.

(2)	Upon completion of our in-process LEED certification projects.

(3)	Represents average pre-leased percentage at the time development commenced.

LEED Sustainability

Focused on Excellence, Sustainability and Operational Efficiency

56%	ABR From	51	LEED®
	LEED® Projects (1)		Projects (1)

(1)	Upon completion of 20 in-process LEED certification projects

Investments in real estate

Our investments in real estate consisted of the following as of September 30, 2015 (dollars in thousands, except per square foot amounts):

	Investments in Real Estate
	Consolidated	ARE Share of Unconsolidated Joint Ventures	Total		Square Feet
						Unconsolidated Joint Ventures		Per SF (1)
			Amount	%	Consolidated		Total

Rental properties	$7,691,115	$69,685	$7,760,800	87%	16,543,907	259,859	16,803,766	$471

Development and redevelopment projects under construction/construction in progress (CIP):
Development projects under construction	644,500	96,712	741,212		2,037,834	576,657	2,614,491	337
Redevelopment projects under construction	139,931	—	139,931		525,482	—	525,482	266
Development and redevelopment projects under construction /construction in progress (CIP)	784,431	96,712	881,143	10	2,563,316	576,657	3,139,973	325

Rental properties and development and redevelopment projects under construction	8,475,546	166,397	8,641,943		19,107,223	836,516	19,943,739	448

Near-term value-creation projects (CIP)	47,358	—	47,358	—	1,310,186	—	1,310,186	36

Future value-creation projects:
North America	187,313	—	187,313	2	3,797,375	—	3,797,375	49
Asia	77,261	—	77,261	1	6,419,707	—	6,419,707	12
	264,574	—	264,574		10,217,082	—	10,217,082	26
Near-term and future value-creation projects	311,932	—	311,932		11,527,268	—	11,527,268	27

Value-creation pipeline	1,096,363	96,712	1,193,075	13	14,090,584	576,657	14,667,241	91
Gross investments in real estate	8,787,478	166,397	$8,953,875	100%	30,634,491	836,516	31,471,007	$294
Equity method of accounting – unconsolidated joint ventures	126,471	N/A
Gross investments in real estate – including unconsolidated joint ventures	8,913,949	N/A
Less: accumulated depreciation	(1,259,740)	(1,289)
Investments in real estate	$7,654,209	$165,108

(1)
Items that include our share of unconsolidated joint ventures are not calculated directly from amounts shown on this page. The per square foot amount represents the total cost of our rental properties and development and redevelopment projects under construction, including our partners’ share, divided by the total rentable or developable square feet of the respective property.

Development, redevelopment, and future value-creation projects

A key component of our business model is our disciplined allocation of capital to Class A development and redevelopment projects located in highly dynamic and collaborative science and technology campuses in AAA urban innovation cluster locations that inspire innovation. These projects are focused on providing high-quality, generic, and reusable space to meet the real estate requirements of, and that are reusable by, a wide range of client tenants. During the period of construction, these assets are non-income-producing assets. A significant number of our development and redevelopment projects under construction are highly leased and expected to be placed into service in the near term. Upon completion, each value-creation project is expected to generate significant increases in rental income, NOI, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality science and technology entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns.

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

Overview of value-creation pipeline

A substantial portion of our value-creation pipeline is expected to be placed into service in the near term. The completion of these highly leased projects is expected to contribute additional rental income, NOI, and cash flows. The following table sets forth the expected year in which our projects under construction and near-term value-creation development projects are forecasted to contribute incremental NOI:

Visible Growth Pipeline: Highly Leased Projects to Be Placed into Service by December 31, 2016
1.5M	89%	$75M – $80M
RSF	Leased	Incremental Annual NOI (1)

	ARE’s Ownership Interest		Total Project
Property Market/Submarket		CIP Square Feet	Square Feet	Leased	Negotiating	Leased/Negotiating	Stabilization Date
Development and redevelopment projects under construction
430 East 29th Street — New York City/Manhattan	100%	67,912	418,639	87%	11%	98%	4Q15
6040 George Watts Hill Drive — Research Triangle Park/RTP	100%	61,547	61,547	100	—	100	1Q16
5200 Illumina Way, Building 6 — San Diego/University Town Center	100%	295,609	295,609	100	—	100	3Q16
50/60 Binney Street — Greater Boston/Cambridge	100%	530,477	530,477	98	—	98	4Q16
3013/3033 Science Park Road — San Diego/Torrey Pines	100%	63,000	165,938	81	—	81	4Q16
360 Longwood Avenue — Greater Boston/Longwood Medical Area	27.5%	153,677	413,536	63	1	64	4Q16
10290 Campus Point Drive — San Diego/University Town Center	100%	304,326	304,326	100	—	100	Late 4Q16
		1,476,548	2,190,072	89%	2%	91%
Near-term development projects
4796 Executive Drive — San Diego/University Town Center	100%	61,755	61,755	100	—	100%	4Q16

Total/weighted-average		1,538,303	2,251,827	89%	2%	91%

(1)	Represents incremental annual NOI upon stabilization, including our 27.5% share of the incremental annual NOI from our 360 Longwood Avenue project.

Overview of value-creation pipeline (continued)

Visible Growth Pipeline: Highly Leased Projects to Be Placed into Service in 2017 and 2018
1.8M	71%	$105M to $110M
RSF	Leased	Incremental Annual NOI (1)

	ARE’s Ownership Interest	Total Project				Forecast Year of NOI Initial Contribution
Property – Market/Submarket		Square Feet	Leased	Negotiating	Leased/Negotiating	2017	2018	2019
Development and redevelopment projects under construction
400 Dexter Avenue North — Seattle/Lake Union	100%	287,806	56%	23%	79%
510 Townsend Street — San Francisco/SoMa	100%	300,000	100	—	100
100 Binney Street — Greater Boston/Cambridge	100%	431,483	58	40	98
9625 Towne Centre Drive — San Diego/University Town Center	100%	162,156	—	—	—
11 Hurley Street — Greater Boston/Cambridge	100%	59,000	—	100	100
		1,240,445	57%	24%	81%
Near-term development projects
505 Brannan Street — San Francisco/SoMa	100%	150,000	100	—	100
		1,390,445	62%	21%	83%

Development projects under construction
1455/1515 Third Street — San Francisco/Mission Bay	51%	422,980	100	—	100%
		1,813,425	71%	16%	87%

Near-term development projects
5200 Illumina Way — San Diego/University Town Center	100%	386,044	—	—	—
10300 Campus Point Drive, Building 2 — San Diego/University Town Center	100%	292,387	—	—	—
East 29th Street — New York City/Manhattan	100%	420,000	—	—	—

Total/weighted-average		2,911,856	44%	10%	54%		Development project
							Redevelopment project

(1)	Represents incremental annual NOI upon stabilization, including our 51% share of the incremental annual NOI from our 1455/1515 Third Street project.

Development projects under construction

The following table sets forth our consolidated development projects as of September 30, 2015 (dollars in thousands):

				Leased Status							Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased			Negotiating		Total Leased/Negotiating
Property – Market/Submarket	In Service	CIP	Total	RSF		%	RSF	%	RSF	%
Consolidated development projects
430 East 29th Street – New York City/Manhattan	350,727	67,912	418,639	363,710		87%	45,821	11%	409,531	98%	4Q12	4Q13	2015
50/60 Binney Street – Greater Boston/Cambridge	—	530,477	530,477	520,385	(1)	98%	—	—%	520,385	98%	1Q15	4Q16	2016
3013/3033 Science Park Road – San Diego/Torrey Pines	102,938	63,000	165,938	135,002		81%	—	—%	135,002	81%	2Q14	4Q14	2016
5200 Illumina Way, Building 6 – San Diego/University Town Center	—	295,609	295,609	295,609		100%	—	—%	295,609	100%	3Q14	3Q16	2016
6040 George Watts Hill Drive – Research Triangle Park/Research Triangle Park	—	61,547	61,547	61,547		100%	—	—%	61,547	100%	4Q14	1Q16	2016
100 Binney Street – Greater Boston/Cambridge	—	431,483	431,483	252,022		58%	171,853	40%	423,875	98%	3Q15	4Q17	2017
510 Townsend Street – San Francisco/SoMa	—	300,000	300,000	300,000		100%	—	—%	300,000	100%	3Q15	3Q17	2017
400 Dexter Avenue North – Seattle/Lake Union	—	287,806	287,806	161,433		56%	67,122	23%	228,555	79%	2Q15	1Q17	2018
Consolidated development projects	453,665	2,037,834	2,491,499	2,089,708		84%	284,796	11%	2,374,504	95%

	Investment
Property – Market/Submarket			Cost to Complete									Unlevered
			2015			Thereafter						Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield
	In Service	CIP	Construction Financing		Internal Funding	Construction Financing		Internal Funding		Total at Completion
Consolidated development projects
430 East 29th Street – New York City/Manhattan	$371,391	$66,494	$—		$25,360	$—			$—		$463,245	7.1%	6.6%	6.5%
50/60 Binney Street – Greater Boston/Cambridge	$—	$256,990	$24,875	(2)	$—	$218,135	(2)		$—		$500,000	8.1%	7.3%	7.4%
3013/3033 Science Park Road – San Diego/Torrey Pines	$54,098	$7,980	$—		$7,768	$—			$34,944		$104,790	7.7%	7.2%	7.1%
5200 Illumina Way, Building 6 – San Diego/University Town Center	$—	$32,937	$—		$16,765	$—			$20,198		$69,900	8.6%	7.0%	8.4%
6040 George Watts Hill Drive – Research Triangle Park/Research Triangle Park	$—	$18,537	$—		$5,534	$—			$1,729		$25,800	8.1%	7.3%	8.1%
100 Binney Street – Greater Boston/Cambridge	$—	$160,605	$—		$12,000	$—		$	TBD	$	TBD	(3)	(3)	(3)
510 Townsend Street – San Francisco/SoMa	$—	$63,542	$—		$6,120	$—			168,338		238,000	7.9%	7.0%	7.2%
400 Dexter Avenue North – Seattle/Lake Union	$—	$37,415	$—		$21,578	$—		$	TBD	$	TBD	(3)	(3)	(3)
Consolidated development projects	$425,489	$644,500	$24,875		$95,125	$218,135		$	TBD	$	TBD

(1)
bluebird bio, Inc. has temporarily leased 23,195 RSF at 215 First Street, and will relocate this space to 60 Binney Street upon completion of our development project under construction. Additionally, bluebird bio, Inc. occupies 53,455 RSF at 150 Second Street through December 2022.

(2)
Funding for this project will be provided primarily by a secured construction loan that we closed in October 2015, with aggregate commitments of $350.0 million at a rate of LIBOR+1.50%. We have two, one-year options to extend the stated maturity date to January 28, 2019, subject to certain conditions.

(3)	The design and budget of this project are in process, and the estimated project costs with related yields are expected to be disclosed in the near future.

Development projects under construction – unconsolidated joint ventures

The following table sets forth our unconsolidated joint venture development projects as of September 30, 2015 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date		Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property – Market/Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Unconsolidated joint venture development projects
360 Longwood Avenue – Greater Boston/Longwood Medical Area	259,859	153,677	413,536	259,859	63%	3,677	1%	263,536	64%	2Q12	3Q14		2016
1455/1515 Third Street – San Francisco/Mission Bay	—	422,980	422,980	422,980	100%	—	—%	422,980	100%	3Q14	2Q/3Q18	(1)	2018	(1)
Unconsolidated joint venture development projects	259,859	576,657	836,516	682,839	82%	3,677	—%	686,516	82%

	Investment
			Cost to Complete							Unlevered (2)
			2015		Thereafter					Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield
Property – Market/Submarket			Construction Financing	Internal Funding	Construction Financing	Internal Funding		Total at Completion
	In Service	CIP
Unconsolidated joint venture development projects (3)
100% of joint venture: 360 Longwood Avenue – Greater Boston/Longwood Medical Area	$194,617	$115,486	$11,996	$—	$27,901		$—		$350,000
100% of joint venture: 1455/1515 Third Street – San Francisco/Mission Bay (3)	$21,150	$114,118	$—	$5,243	$—	$	TBD	$	TBD

ARE share of unconsolidated joint venture development projects (3)
27.5% of joint venture: 360 Longwood Avenue – Greater Boston/Longwood Medical Area	$58,898	$35,004	$3,299	$249	$7,673		$3,842		$108,965	8.2%	7.3%	7.8%
51.0% of joint venture: 1455/1515 Third Street – San Francisco/Mission Bay	$10,787	$61,708	$—	$3,751	$—	$	TBD	$	TBD	(4)	(4)	(4)
Total ARE share of unconsolidated joint venture development projects	$69,685	$96,712	$3,299	$4,000	$7,673	$	TBD	$	TBD

(1)
Pursuant to the terms of our lease with Uber Technologies, Inc. (“Uber”), contractual rental payments commence in the first quarter of 2017. Uber has redesigned the buildings and is in the process of obtaining regulatory approval of their design. As part of these modifications, Uber is expected to make a significant investment in the project. Despite rental payments commencing in in the first quarter of 2017, we do not expect to recognize rental revenue until we complete the project which is expected to occur around the second or third quarter of 2018. We expect to provide an update on our estimated cost at completion and targeted yields in the near future.

(2)
Our projected unlevered initial stabilized yield (cash basis) is based upon our share of the investment in real estate, including costs incurred directly by us outside of the joint venture. Development management fees earned from these development projects have been excluded from our estimate of unlevered yields.

(3)	Refer to page 69 and 70 for additional information regarding our unconsolidated joint ventures.

(4)	The design and budget of this project are in process, and the estimated project costs with related yields are expected to be disclosed in the near future.

Redevelopment projects under construction

The following table sets forth our consolidated redevelopment projects as of September 30, 2015 (dollars in thousands):

				Leased Status						Project Start Date	Initial Occupancy Date	Stabilized Occupancy Date
	Project RSF			Leased		Negotiating		Total Leased/Negotiating
Property – Market/Submarket	In Service	CIP	Total	RSF	%	RSF	%	RSF	%
Consolidated redevelopment projects
10290 Campus Point Drive – San Diego/University Town Center	—	304,326	304,326	304,326	100%	—	—%	304,326	100%	3Q15	4Q16	2016
11 Hurley Street – Greater Boston/Cambridge	—	59,000	59,000	—	—%	59,000	100%	59,000	100%	3Q15	1Q17	2017
9625 Towne Centre Drive – San Diego/University Town Center	—	162,156	162,156	—	—%	—	—%	—	—%	3Q15	1Q17	2017
Consolidated redevelopment projects	—	525,482	525,482	304,326	58%	59,000	11%	363,326	69%

	Investment							Unlevered
Property – Market/Submarket			Cost to Complete					Average Cash Yield	Initial Stabilized Yield (Cash Basis)	Initial Stabilized Yield
	In Service	CIP	2015	Thereafter		Total at Completion
Consolidated redevelopment projects
10290 Campus Point Drive – San Diego/University Town Center	$—	$110,570	$7,504		$122,926		$241,000	7.6%	6.8%	7.0%
11 Hurley Street – Greater Boston/Cambridge	$—	$6,403	$2,496	$	TBD	$	TBD	(1)	(1)	(1)
9625 Towne Centre Drive – San Diego/University Town Center	$—	$22,958	$1,000	$	TBD	$	TBD	(1)	(1)	(1)
Consolidated redevelopment projects	$—	$139,931	$11,000		$122,926		$241,000

(1)	The design and budget of this project are in process, and the estimated project costs with related yields are expected to be disclosed in the near future.

Near-term and future value-creation development projects in North America
The following table summarizes the components of the book value and square footage of our near-term and future value-creation development projects in North America as of September 30, 2015 (dollars in thousands, except per square foot amounts):

		Square Feet
Property – Market/Submarket	Book Value	Value-Creation Project	Embedded Land (1)		Total	Cost Per Square Foot
Near-Term Value-Creation Development Projects – Land undergoing predevelopment activities (CIP)
505 Brannan Street, Phase I – San Francisco/SoMa	$24,935	150,000	—		150,000	$166
East 29th Street – New York City/Manhattan	—	—	420,000	(2)	420,000	—
5200 Illumina Way – San Diego/University Town Center	9,926	386,044	—		386,044	26
10300 Campus Point Drive, Building 2 – San Diego/University Town Center	6,530	292,387	—		292,387	22
4796 Executive Drive – San Diego/University Town Center	5,967	61,755	—		61,755	97
Near-term value-creation development projects	47,358	890,186	420,000		1,310,186	36

Future Value-Creation Development Projects – Land held for development
Alexandria Technology Square® – Greater Boston/Cambridge	7,790	100,000	—		100,000	78
505 Brannan Street, Phase II – San Francisco/SoMa	12,744	165,000	—		165,000	77
Grand Avenue – San Francisco/South San Francisco (3)	45,056	397,132	—		397,132	113
560 Eccles Avenue – San Francisco/South San Francisco (4)	17,655	144,000	—		144,000	123
ARE Sunrise – San Diego/Torrey Pines	—	—	133,000		133,000	—
1150/1165/1166 Eastlake Avenue East – Seattle/Lake Union (5)	34,079	266,266	—		266,266	128
1818 Fairview Avenue East – Seattle/Lake Union	8,562	188,490	—		188,490	45
Other	61,427	1,967,487	436,000		2,403,487	26
Future value-creation development projects	187,313	3,228,375	569,000		3,797,375	49

Total near-term and future value-creation development projects in North America	$234,671	4,118,561	989,000		5,107,561	$46

(1)
Embedded land generally represents adjacent land acquired in connection with the acquisition of operating properties. As a result, the real estate basis attributable to these land parcels is primarily classified in rental properties.

(2)
We hold a right to ground-lease a parcel supporting the future ground-up development of approximately 420,000 Square Feet at the Alexandria Center® for Life Science pursuant to an option under our ground lease. We have begun discussions regarding this option and the potential to increase the site density beyond 420,000 Square Feet.

(3)	Represents two additional land parcels located adjacent to/surrounding the recently developed 249/259/269 East Grand Avenue campus leased to Amgen Inc. in South San Francisco.

(4)	Represents an additional land parcel located nearby our 341/343 Oyster Point Boulevard properties and within walking distance of Roche’s campus in South San Francisco.

(5)	The cost per square foot for 1165 Eastlake Avenue East includes an existing structure that can substantially be incorporated into the development plans.

Summary of capital expenditures

The following table summarizes the total projected construction spending for the three months, and year ending December 31, 2015, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Three Months Ending December 31, 2015
Development and redevelopment projects under construction:
Development (consolidated)	$120,000
Development (unconsolidated joint venture)	4,000
Redevelopment	11,000
Developments/redevelopments recently transferred to rental properties	27,500	(1)
Generic laboratory infrastructure/building improvement projects	21,000	(2)
Development and redevelopment projects under construction			183,500
Near-term value-creation projects			15,000			(3)
Value-creation projects			198,500
Non-revenue-enhancing capital expenditures and tenant improvements			3,500
Projected construction spending for the three months ending December 31, 2015 (midpoint)			$202,000

Full-Year Construction Spending Guidance		Year Ending December 31, 2015
Projected construction spending for the three months ending December 31, 2015 (range)			$177,000	–	227,000
Actual construction spending for the nine months ended September 30, 2015			358,351
Guidance range for the year ending December 31, 2015			$535,000	–	585,000

(1)
Includes spending for projects recently placed into service, including 11055/11065/11075 Roselle Street, 4757 Nexus Center Drive, and 1616 Eastlake Avenue East, that may require additional construction prior to occupancy, generally ranging from 15,000 to 30,000 RSF of the project, plus amounts related to 75/125 Binney Street.

(2)	Includes, among others, 3535 General Atomics Court, 9373 Towne Centre Drive, 5810/5820/6175 Nancy Ridge Drive, 44 Hartwell Avenue, 19 Presidential Way, and 2525 East NC Highway 54.

(3)	See the overview of our near-term value-creation projects on pages 58, 59 and 63.

Our construction spending for the nine months ended September 30, 2015, consisted of the following (in thousands):

Actual Construction Spending	Nine Months Ended September 30, 2015
Development	$228,577
Redevelopment	32,833
Predevelopment	27,602
Generic laboratory infrastructure/building improvement projects (1)	66,061
Asia	7,816
Total construction spending	$362,889

Total construction spending, consolidated	$354,910
Total construction spending, unconsolidated joint ventures	7,979	(2)
Total construction spending	$362,889

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures shown in the table below.

(2)	Construction spending for unconsolidated joint ventures is reflected as investment in unconsolidated real estate joint ventures in our consolidated statements of cash flows.

The table below reconciles construction spending on an accrual basis to our additions to properties on a cash basis (in thousands):

Actual Construction Spending	Nine Months Ended September 30, 2015
Construction spending, consolidated real estate (accrual basis)	$354,910
Change in accrued construction	7,305
Additions to real estate (cash basis)	$362,215

The table below shows the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from client tenants, revenue-enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures, Tenant Improvements, and Leasing Costs	Nine Months Ended September 30, 2015			Recent Average Per RSF (1)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$7,425	16,270,212	$0.46	$0.35

Tenant improvements and leasing costs:
Re-tenanted space	$7,630	514,223	$14.84	$13.47
Renewal space	10,073	1,215,016	8.29	6.73
Total tenant improvements and leasing costs/weighted-average	$17,703	1,729,239	$10.24	$8.38

(1)	Represents the average of the years ended December 31, 2011, through December 31, 2014, and the nine months ended September 30, 2015, annualized.

Value-creation projects – commencement of development projects in North America

During the nine months ended September 30, 2015, we commenced four ground-up development projects in North America, consisting of our development of (i) a 530,477 RSF project at 50/60 Binney Street in our Cambridge submarket, which is 98% leased to Sanofi and bluebird, bio, Inc., (ii) a 287,806 RSF project at 400 Dexter Avenue North in our Lake Union submarket, with 161,433 RSF, or 56% of the project, currently leased to Juno Therapeutics, Inc., excluding the expansion option it holds to lease an additional 67,122 RSF, (iii) a 431,483 RSF project at 100 Binney Street in our Cambridge submarket, which is 98% leased or under negotiation, including 252,022 RSF, or 58% of the project, leased to Bristol-Myers Squibb Company, and (iv) a 300,000 RSF project at 510 Townsend Street in our SoMa submarket, which is 100% leased to Stripe, Inc. Refer to “Development Projects Under Construction” appearing elsewhere in Item 2 of this report for further information.

External growth – development and redevelopment projects placed into service

The following table presents key development and redevelopment projects, including our unconsolidated joint ventures, placed into service during the nine months ended September 30, 2015 (dollars in thousands):

							% of Project in Service			Unlevered
		RSF in Service								Average Cash Yield			Initial Stabilized Yield (Cash Basis)		Initial Stabilized Yield
	Date Placed into Service	Prior to 1/1/15	Placed into Service in 2015			Total		Total Project
Property – Market/Submarket			First Quarter	Second Quarter	Third Quarter			Leased/ Negotiating	Investment
Consolidated development projects
75/125 Binney Street – Greater Boston/Cambridge	March 2015	—	388,270	—	—	388,270	100%	100%	$361,000	(1)	9.3%	(1)	8.4%	(1)	8.3%	(1)
430 East 29th Street – New York City/Manhattan	Various	241,417	43,209	3,611	62,490	350,727	84%	98%	$463,245		7.1%	(2)	6.6%	(2)	6.5%	(2)
3013/3033 Science Park Road – San Diego/Torrey Pines	Various	42,047	60,891	—	—	102,938	62%	81%	$104,790		7.7%	(2)	7.2%	(2)	7.1%	(2)

Unconsolidated joint venture development project
360 Longwood Avenue – Greater Boston/Longwood Medical Area	Various	155,524	2,107	51,997	50,231	259,859	63%	64%	$108,965	(3)	8.2%	(2)	7.3%	(2)	7.8%	(2)

Consolidated redevelopment projects
225 Second Avenue – Greater Boston/Route 128	May 2015	—	—	112,500	—	112,500	100%	100%	$47,172		9.0%	(2)	8.3%	(2)	8.4%	(4)
11055/11065/11075 Roselle Street – San Diego/Sorrento Valley	Various	23,936	—	31,277	—	55,213	100%	75%	$18,193		8.1%	(5)	7.9%	(5)	8.0%	(5)

(1)	Previously disclosed estimated yields were 9.1% average cash yield, 8.0% for initial stabilized yield (cash basis), and 8.2% for initial stabilized yield and cost of completion was $351.4 million.

(2)	Consistent with previously disclosed estimated yields.

(3)	Represents ARE’s investment at completion related to its 27.5% interest in this unconsolidated joint venture. See pages 61 and 70 for additional information.

(4)
Increased from previously disclosed estimated yield of 8.3% for initial stabilized yield. The increase in the initial stabilized yield and investment into the project reflect the final terms of our lease with the client tenant.

(5)
Increased from previously disclosed estimated yields of 8.0% for average cash yield, 7.8% for initial stabilized yield (cash basis), and 7.9% for initial stabilized yield. The increase in the yields reflects the final project costs.

External growth – acquisitions

The following table presents acquisitions completed during the nine months ended September 30, 2015 (dollars in thousands):

												Unlevered
Property – Market/Submarket		Date Acquired	Number of Properties		Gross Purchase Price		Loan Assumption			Percentage		Average Cash Yield		Initial Stabilized Yield (Cash)		Initial Stabilized Yield
	Type								RSF	Leased	Negotiating
640 Memorial Drive – Greater Boston/Cambridge	Operating	1/21/15	1		$176,500		$82,000	(1)	225,504	100%	—%	6.8%		6.4%		7.5%
Alexandria Technology Square® (10% noncontrolling interest) – Greater Boston/Cambridge	Operating	1/21/15	N/A	(2)	108,250	(2)	—		1,181,635	100%	—%	6.1%	(3)	5.4%	(3)	6.1%	(3)
505 Brannan Street – San Francisco/SoMa	Land	4/30/15	—		34,000		—		315,000	100%	—%	TBD		TBD		TBD
1818 Fairview Avenue East – Seattle/Lake Union	Land	5/6/15	—		8,444	(4)	—		188,490	—%	—%	TBD		TBD		TBD
10290 Campus Point Drive – San Diego/ University Town Center	Redevelopment	7/1/15	1		105,000		—		304,326	100%	—%	7.6%		6.8%		7.0%
11 Hurley Street – Greater Boston/Cambridge	Redevelopment	9/15/15	1		5,908	(5)	—		59,000	—%	100%	TBD		TBD		TBD
			3		$438,102		$82,000		2,273,955

(1)	Represents a secured note payable with a contractual rate of 3.93% and a maturity date in 2023.

(2)
During the three months ended March 31, 2015, we executed an agreement to purchase the outstanding 10% noncontrolling interest in our 1.2 million RSF campus at Alexandria Technology Square® for $108.3 million. Upon execution of the purchase agreement, we recognized a liability representing the fair value of the aggregate consideration, primarily consisting of the $108.3 million purchase price. The first installment of $54.3 million was paid on April 1, 2015, and the second installment of $54.0 million is due on April 1, 2016.

(3)
We believe there is further upside in our projected returns as we anticipate significant rent growth from 81% of the leases contractually ending in the five years following the date of acquisition. Additionally, we believe we can increase our 1.2 million RSF campus by an additional 100,000 RSF and further increase NOI. The campus is currently 100% occupied and subject to a long-term ground lease. After considering the $108.3 million purchase of the outstanding 10% noncontrolling interest in this flagship campus and the anticipated near- and medium-term upside in NOI from rental rate growth and campus expansion, we estimate that we can enhance our unlevered yields on our aggregate investment in the campus over the next five years to 8.5% and 8.1% (cash basis).

(4)
We acquired this site for future development and the land parcel is subject to a long-term ground lease. The land parcel is located adjacent to one of our existing campuses in the Lake Union submarket.

(5)	We acquired this project for redevelopment and the property is subject to a long-term ground lease.

Dispositions and other sources of capital

The following table presents real estate asset sales completed during the nine months ended September 30, 2015, and pending and projected remainder/asset sales for the balance of 2015 (dollars in thousands):

Property – Market/Submarket	Number of Operating Properties	Square Feet	Interest Sold/Subject to Sale	NOI (1)	Cash NOI (1)	Cash Capitalization Rate	Actual/Estimated Sales Price
Completed in the nine months ended September 30, 2015
661 University Avenue – Canada/Toronto	1	N/A	100%	$(1,363)	$(135)	N/A	$54,104
270 Third Street – Greater Boston/Cambridge	—	N/A	100%	—	—	N/A	25,477
Other	2	196,859	100%	(595)	(595)	N/A	14,335
Completed in the nine months ended September 30, 2015				$(1,958)	$(730)	N/A	$$93,916

Under contract
225 Binney Street – Greater Boston/Cambridge (2)	1	305,212	70%	$9,320	$8,650	4.5%	190,110
1500 Owens Street – San Francisco/South San Francisco (3)	1	158,267	49.9%	4,169	3,524	4.8	73,353
75/125 Shoreway Road – San Francisco/Palo Alto/Stanford Research Park	1	82,874	100%	2,616	2,231	5.8	38,500
Under contract				$16,105	$14,405	4.8%	$301,963

Dispositions completed and under contract							$395,879

Pending/targeted asset sales (4)
Partial interest in core property/core-like properties (4)	TBD	TBD	70% to 100%	TBD	TBD	4.5% to 6.0%	305,000 (4)

Total dispositions completed and other sources of capital for 2015							$650,000	to	$750,000

(1)
Annualized NOI for the quarter ended prior to the date of sale. Cash NOI excludes straight-line rent. NOI and sales price related to sale of less than 100% of the property represents the proportional interest of the total property.

(2)	In July 2015, we executed an agreement to sell an interest in 225 Binney Street to a high-quality institutional investor.

(3)
In October 2015, we executed an agreement to sell an interest in 1500 Owens Street to a high-quality institutional investor. Due diligence is expected to be completed by the buyer on or around November 4, 2015.

(4)
We have several properties targeted for sale, including the sale of a partial interest in one high-value core property that by itself will meet the remainder/asset sales goal of $305 million. We also continue to pursue the sale of 500 Forbes Boulevard located in our South San Francisco submarket.

Investments in unconsolidated joint ventures

360 Longwood Avenue

We are currently developing a building aggregating 413,536 RSF in the Longwood Medical Area submarket of the Greater Boston market through an unconsolidated joint venture. We expect to earn unlevered yields on our share of the gross real estate in the joint venture as follows: (i) an initial stabilized yield of 7.8%, (ii) an initial stabilized yield (cash basis) of 7.3%, and (iii) an average cash yield during the term of the initial leases of 8.2%. Our projected unlevered yields are based upon our share of the investment in real estate of the joint venture at completion of approximately $109.0 million, including costs incurred directly by us outside the joint venture. In addition to these yields, we will receive recurring monthly property management fees thereafter from this project. Construction management and other fees have been excluded from our estimate of unlevered yields. Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report.

1455/1515 Third Street

Alexandria and Uber entered into a joint venture agreement and acquired two land parcels supporting the development of two buildings aggregating 422,980 RSF at 1455/1515 Third Street in the Mission Bay submarket in San Francisco for a total purchase price of $125.0 million. We are in the process of finalizing the design and construction budget with Uber, and we expect to provide the total estimated cost at completion and estimated yields in the near future. Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report.

The following table sets forth the information related to our unconsolidated joint ventures as of September 30, 2015 (dollars in thousands):

Three months ended September 30, 2015
	360 Longwood Avenue			1455/1515 Third Street		Total ARE Share
	100%	ARE’s 27.5% Share		100%	ARE’s 51% Share
Revenue	$6,148	$1,770	(1)	$208	$105	$1,875
Rental operations	(1,474)	(407)		(142)	(71)	(478)
	4,674	1,363		66	34	1,397
Interest	(877)	(242)		—	—	(242)
Depreciation and amortization	(1,092)	(377)		(133)	(68)	(445)
Net income (loss)	$2,705	$744		$(67)	$(34)	$710

Nine months ended September 30, 2015
	360 Longwood Avenue			1455/1515 Third Street		Total ARE Share
	100%	ARE’s 27.5% Share		100%	ARE’s 51% Share
Revenue	$14,624	$4,244	(1)	$346	$176	$4,420
Rental operations	(3,704)	(1,022)		(414)	(210)	(1,232)
	10,920	3,222		(68)	(34)	3,188
Interest	(1,027)	(284)		—	—	(284)
Depreciation and amortization	(2,502)	(876)		(397)	(203)	(1,079)
Net income (loss)	$7,391	$2,062		$(465)	$(237)	$1,825

As of September 30, 2015
	360 Longwood Avenue			1455/1515 Third Street		Total ARE Share (2)
	100%		ARE’s 27.5% Share (2)	100%	ARE’s 51% Share (2)
Rental properties	$194,617		$58,898	$21,150	$10,787	$69,685
Construction in progress	115,486		35,004	114,118	61,708	96,712
Gross investments in real estate	310,103		93,902	135,268	72,495	166,397
Less: accumulated depreciation	(2,960)		(997)	(573)	(292)	(1,289)
Investments in real estate	307,143		92,905	134,695	72,203	165,108
Other assets	21,316		6,775	13,639	7,102	13,877
Total assets	$328,459		$99,680	$148,334	$79,305	$178,985

Secured notes payable	$175,326	(3)	$48,215	$—	$—	$48,215
Other liabilities	3,878		1,065	6,327	3,234	4,299
Total liabilities	179,204		49,280	6,327	3,234	52,514
Equity	149,255		50,400	142,007	76,071	126,471
Total liabilities and equity	$328,459		$99,680	$148,334	$79,305	$178,985

	RSF			RSF
Rental properties	259,859			—
Active development (CIP) (4)	153,677			422,980
Total	413,536			422,980

(1)	Included development and property management fees earned.

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

(3)
Secured construction loan with aggregate commitments of $213.2 million; borrowings outstanding bear interest at LIBOR+3.75%, with a floor of 5.25%. The maturity date of the loan is April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(4)	Refer to page 61 for further detail of our unconsolidated joint venture development projects.

Real estate investments in Asia

Our investments in real estate in Asia consisted of the following as of September 30, 2015 (dollars in thousands):

	Number of Properties	ABR	Occupancy Percentage	Book Value (1)		Square Feet
Rental properties in China	2	$1,217	53.6%	$78,652		634,328
Rental properties in India	6	5,670	66.0	69,167		565,386
Rental properties in Asia	8	$6,887	59.4%	147,819		1,199,714

Land held for future development in India				77,261		6,419,707
Total investments in real estate in Asia				$225,080	(1)	7,619,421

(1) Includes cumulative unrealized foreign currency translation losses of approximately $47.4 million as of September 30, 2015.

Results of operations

Key operating metrics

Occupancy of Operating Properties North America (1)	Annualized Based Rent (1) by Market

% of ARE’s Total ABR

Rental Rate Increases: Renewed/Re-leased Space	Same Property NOI Increase

16.2%
13.3%
19.6%
4.0%
5.4%
10.6%
2013
2014
9/30/15 YTD
2013
2014
9/30/15 YTD
Cash Basis

1.8%
4.5%
1.2%
5.4%
5.5%
5.6%
2013
2014
9/30/15 YTD
2013
2014
9/30/15 YTD
Cash Basis

Favorable Lease Structure		Adjusted EBITDA Margin (2)
		65%
Percentage of triple net leases	96%
Stable cash flow
Percentage of leases containing annual rent escalations	95%
Increasing cash flows
Percentage of leases providing for the recapture of capital expenditures	94%
Lower capex burden

(1)	As of the end of each respective period.

(2)	Represents the three months ended September 30, 2015, annualized.

Same Properties

As a result of changes within our total property portfolio, the financial data presented in the tables in “Comparison of the Three Months Ended September 30, 2015, to the Three Months Ended September 30, 2014,” and “Comparison of the Nine Months Ended September 30, 2015, to the Nine Months Ended September 30, 2014,” show significant changes in revenue and expenses from period to period. In order to supplement an evaluation of our results of operations, we analyze the operating performance for all properties that were operating for the periods presented (“Same Properties”) separate from properties acquired subsequent to the beginning of the earliest period presented, properties currently undergoing development or redevelopment, and corporate entities (legal entities performing general and administrative functions), which are excluded from Same Properties’ results (“Non-Same Properties”). Additionally, rental revenues from lease termination fees, if any, are excluded from the results of Same Properties.

The following table presents information regarding our Same Properties for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Percentage change in NOI over comparable period from prior year	1.1%	1.2%
Percentage change in NOI (cash basis) over comparable period from prior year	4.8%	5.6%
Operating margin	68%	70%
Number of Same Properties	168	163
RSF	14,410,625	13,917,359
Occupancy – current-period average	93.3%	95.7%
Occupancy – same-period prior year average	94.4%	95.8%

The following table reconciles the number of Same Properties to total properties for the nine months ended September 30, 2015:

Development – under construction	Properties
50/60 Binney Street	2
100 Binney Street	1
510 Townsend Street	1
430 East 29th Street	1
5200 Illumina Way, Building 6	1
3013/3033 Science Park Road	2
400 Dexter Avenue North	1
6040 George Watts Hill Drive	1
360 Longwood Avenue (unconsolidated joint venture)	1
1455/1515 Third Street (unconsolidated joint venture)	2
13

Development – placed into service after January 1, 2014	Properties
75/125 Binney Street	1
499 Illinois Street	1
269 East Grand Avenue	1
3

Redevelopment – under construction	Properties
11 Hurley Street	1
10290 Campus Point Drive	1
9625 Towne Centre Drive	1
3

Redevelopment – placed into service after January 1, 2014	Properties
225 Second Avenue	1
11055/11065/11075 Roselle Street	3
10121 Barnes Canyon Road	1
5

Summary	Properties
Projects under construction:
Development	13
Redevelopment	3
Projects placed into service after January 1, 2014:
Development	3
Development – Asia	2
Redevelopment	5

Acquisitions after January 1, 2014:
3545 Cray Court	1
4025/4031/4045/Sorrento Valley Boulevard	3
640 Memorial Drive	1

Properties “held for sale” in current or preceding periods	4
Total properties excluded from Same Properties	35

Same Properties	163

Total properties for the
nine months ended September 30, 2015	198

Comparison of the three months ended September 30, 2015, to the three months ended September 30, 2014

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenues:
Rental – Same Properties	$124,947	$125,795	$(848)	(0.7)%
Rental – Non-Same Properties	30,364	11,923	18,441	154.7
Total rental	155,311	137,718	17,593	12.8

Tenant recoveries – Same Properties	48,395	43,121	5,274	12.2
Tenant recoveries – Non-Same Properties	7,724	2,451	5,273	215.1
Total tenant recoveries	56,119	45,572	10,547	23.1

Other income – Same Properties	304	18	286	1,588.9
Other income – Non-Same Properties	6,876	2,307	4,569	198.0
Total other income	7,180	2,325	4,855	208.8

Total revenues – Same Properties	173,646	168,934	4,712	2.8
Total revenues – Non-Same Properties	44,964	16,681	28,283	169.6
Total revenues	218,610	185,615	32,995	17.8

Expenses:
Rental operations – Same Properties	55,278	51,846	3,432	6.6
Rental operations – Non-Same Properties	13,568	5,577	7,991	143.3
Total rental operations	68,846	57,423	11,423	19.9

Our share of NOI from unconsolidated joint ventures:
Joint venture NOI – Same Properties	—	—	—	—
Joint venture NOI – Non-Same Properties	1,397	—	1,397	100.0
Our share of NOI from unconsolidated joint ventures	1,397	—	1,397	100.0

NOI from continuing operations:
NOI – Same Properties	118,368	117,088	1,280	1.1
NOI – Non-Same Properties	32,793	11,104	21,689	195.3
Total NOI from continuing operations	151,161	128,192	22,969	17.9

Other expenses:
General and administrative	15,143	12,609	2,534	20.1
Interest	27,679	20,555	7,124	34.7
Depreciation and amortization	67,953	58,388	9,565	16.4
Loss on early extinguishment of debt	—	525	(525)	(100.0)
	110,775	92,077	18,698	20.3
Less: our share of NOI from unconsolidated joint ventures	(1,397)	—	(1,397)	(100.0)
Equity in earnings of unconsolidated joint ventures	710	—	710	100.0
Income from continuing operations	$39,699	$36,115	$3,584	9.9%

NOI – Same Properties	$118,368	$117,088	$1,280	1.1%
Less: straight-line rent revenue	(2,306)	(6,369)	4,063	(63.8)
NOI (cash basis) – Same Properties	$116,062	$110,719	$5,343	4.8%

Rental revenues

Total rental revenues for the three months ended September 30, 2015, increased by $17.6 million, or 12.8%, to $155.3 million, compared to $137.7 million for the three months ended September 30, 2014. The increase was primarily due to rental revenues from our Non-Same Properties, including highly leased development and redevelopment projects aggregating 1,066,878 RSF that were placed into service subsequent to July 1, 2014, and operating properties aggregating 225,504 RSF that were acquired subsequent to July 1, 2014, and consisted of the following (in thousands):

	Three Months Ended September 30,
	2015	2014	Change
Development	$19,492	$6,815	$12,677
Redevelopment	4,246	201	4,045
Acquisitions	3,442	—	3,442
“Held for sale”	2,906	4,655	(1,749)
Other	278	252	26
Rental revenues – Non-Same Properties	30,364	11,923	18,441
Rental revenues – Same Properties	124,947	125,795	(848)
Total rental revenues	$155,311	$137,718	$17,593

Rental revenues from our Same Properties for the three months ended September 30, 2015, decreased by $848 thousand, or 0.7%, to $124.9 million, compared to $125.8 million for the three months ended September 30, 2014. The decrease was primarily due to the temporary decrease in occupancy for these properties to 93.3% as of September 30, 2015, from 94.4% as of September 30, 2014.

Tenant recoveries

Tenant recoveries for the three months ended September 30, 2015, increased by $10.5 million, or 23.1%, to $56.1 million, compared to $45.6 million for the three months ended September 30, 2014. This increase is relatively consistent with the increase in our rental operating expenses of $11.4 million, or 19.9%. Same Properties’ tenant recoveries increased by $5.3 million, or 12.2%, primarily as a result of an increase in Same Properties’ rental operating expenses of $3.4 million, or 6.6%, and an increase in one of our Top 20 client tenants converting from a gross lease to a triple net lease. Same Properties’ rental operating expenses increased during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily related to (i) higher utility costs, and (ii) higher property taxes resulting from annual property tax reassessments. Utility costs increased primarily due to higher utility rates for properties in the San Francisco, San Diego, and Greater Boston markets. Non-Same Properties’ tenant recoveries increased by $5.3 million as a result of a Non-Same Properties’ rental operating expense increase of $8.0 million, primarily related to development and redevelopment projects placed into service subsequent to July 1, 2014, and operating properties acquired subsequent to July 1, 2014, as noted above.

Other income

Other income for the three months ended September 30, 2015 and 2014, consisted of the following (in thousands):

	Three Months Ended September 30,
	2015	2014	Change
Management fee income	$530	$560	$(30)
Interest and other income	1,272	1,994	(722)
Investment income (loss)	5,378	(229)	5,607
Total other income	$7,180	$2,325	$4,855
Total investment income (loss) for the three months ended September 30, 2015, aggregated to a net gain of $5.4 million primarily due to gains from the sale of two publicly traded investments.

Rental operating expenses

Total rental operating expenses for the three months ended September 30, 2015, increased by $11.4 million, or 19.9%, to $68.8 million, compared to $57.4 million for the three months ended September 30, 2014. Approximately $8.0 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to development and redevelopment projects placed into service subsequent to July 1, 2014, and one operating property acquired subsequent to July 1, 2014, as mentioned above. The increase in Same Properties rental operating expenses of $3.4 million was primarily due to higher utility costs and higher property taxes as described in “Tenant Recoveries” above.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2015, increased by $2.5 million, or 20.1%, to $15.1 million, compared to $12.6 million for the three months ended September 30, 2014. General and administrative expenses increased primarily due to the continued growth in both the depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses were consistent at 0.7% and 0.7% for the 12 months ended September 30, 2015 and 2014, respectively.

Interest expense

Interest expense for the three months ended September 30, 2015 and 2014, consisted of the following (in thousands):

	Three Months Ended September 30,
Component	2015	2014	Change
Secured notes payable	$7,979	$7,132	$847
Unsecured senior notes payable	17,407	16,239	1,168
Unsecured senior line of credit	3,424	1,581	1,843
Unsecured senior bank term loans	3,260	3,455	(195)
Interest rate swaps	727	1,129	(402)
Amortization of loan fees and other interest	3,318	3,144	174
Total interest incurred	36,115	32,680	3,435
Capitalized interest	(8,436)	(12,125)	3,689
Total interest expense	$27,679	$20,555	$7,124

Total interest expense increased by $7.1 million during the three months ended September 30, 2015, compared to the three months ended September 30, 2014, as a result of a $3.4 million increase in interest incurred and a $3.7 million decrease in the amount of interest capitalized as a result of our highly leased development and redevelopment projects placed into service subsequent to July 1, 2014, as noted above. The increase of $3.4 million in total interest incurred was primarily due to an approximate $813.1 million increase in outstanding debt used to partially fund our recent real estate acquisitions and the construction of our development and redevelopment projects since September 30, 2014.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2015, increased by $9.6 million, or 16.4%, to $68.0 million, compared to $58.4 million for the three months ended September 30, 2014. Depreciation increased primarily due to additional depreciation from development and redevelopment projects placed into service subsequent to July 1, 2014, and one operating property acquired subsequent to July 1, 2014, as noted above.

Loss on early extinguishment of debt

During the three months ended September 30, 2014, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $525 thousand, upon our $125 million partial repayment of the outstanding principal balance of our 2021 Unsecured Senior Bank Term Loan.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures of $710 thousand for the three months ended September 30, 2015, primarily includes the operating results of our property at 360 Longwood Avenue in Greater Boston that was placed into service at various dates beginning in the three months ended December 31, 2014. As of September 30, 2015, we had 259,859 RSF, or 63% of this property, in service at 100% occupancy, and 153,677 RSF, or 37% of this project, under development.

Comparison of the nine months ended September 30, 2015, to the nine months ended September 30, 2014

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenues:
Rental – Same Properties	$369,994	$369,100	$894	0.2%
Rental – Non-Same Properties	80,730	34,180	46,550	136.2
Total rental	450,724	403,280	47,444	11.8

Tenant recoveries – Same Properties	133,114	121,860	11,254	9.2
Tenant recoveries – Non-Same Properties	20,993	6,338	14,655	231.2
Total tenant recoveries	154,107	128,198	25,909	20.2

Other income – Same Properties	337	285	52	18.2
Other income – Non-Same Properties	14,351	6,440	7,911	122.8
Total other income	14,688	6,725	7,963	118.4

Total revenues – Same Properties	503,445	491,245	12,200	2.5
Total revenues – Non-Same Properties	116,074	46,958	69,116	147.2
Total revenues	619,519	538,203	81,316	15.1

Expenses:
Rental operations – Same Properties	153,411	145,410	8,001	5.5
Rental operations – Non-Same Properties	38,908	16,873	22,035	130.6
Total rental operations	192,319	162,283	30,036	18.5

Our share of NOI from unconsolidated joint ventures:
Joint venture NOI – Same Properties	—	—	—	—
Joint venture NOI – Non-Same Properties	3,188	—	3,188	100.0
Our share of NOI from unconsolidated joint ventures	3,188	—	3,188	100.0

NOI from continuing operations:
NOI – Same Properties	350,034	345,835	4,199	1.2
NOI – Non-Same Properties	80,354	30,085	50,269	167.1
Total NOI from continuing operations	430,388	375,920	54,468	14.5

Other expenses:
General and administrative	44,519	39,669	4,850	12.2
Interest	77,583	57,111	20,472	35.8
Depreciation and amortization	189,044	166,123	22,921	13.8
Impairment of real estate	14,510	—	14,510	100.0
Loss on early extinguishment of debt	189	525	(336)	(64.0)
	325,845	263,428	62,417	23.7
Less: our share of NOI from unconsolidated joint ventures	(3,188)	—	(3,188)	(100.0)
Equity in earnings of unconsolidated joint ventures	1,825	—	1,825	100.0
Income from continuing operations	$103,180	$112,492	$(9,312)	(8.3)%

NOI – Same Properties	$350,034	$345,835	$4,199	1.2%
Less: straight-line rent revenue	(8,834)	(22,751)	13,917	(61.2)
NOI (cash basis) – Same Properties	$341,200	$323,084	$18,116	5.6%

Rental revenues

Total rental revenues for the nine months ended September 30, 2015, increased by $47.4 million, or 11.8%, to $450.7 million, compared to $403.3 million for the nine months ended September 30, 2014. The increase was primarily due to rental revenues from our Non-Same Properties, including highly leased development and redevelopment projects aggregating 1,200,973 RSF that were placed into service subsequent to January 1, 2014, and operating properties aggregating 384,626 RSF that were acquired subsequent to January 1, 2014, and consisted of the following (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Development related	$50,290	$16,637	$33,653
Redevelopment related	7,164	253	6,911
Acquisitions related	13,886	3,748	10,138
“Held for sale”	10,569	12,714	(2,145)
Other	(1,179)	828	(2,007)
Rental revenues – Non-Same Properties	80,730	34,180	46,550
Rental revenues – Same Properties	369,994	369,100	894
Total rental revenues	$450,724	$403,280	$47,444

In addition, rental revenues from our Same Properties were $370.0 million and $369.1 million for the nine months ended September 30, 2015 and 2014, respectively, primarily due to rental rate increases on renewed/re-leased space since September 30, 2014.

Tenant recoveries

Tenant recoveries for the nine months ended September 30, 2015, increased by $25.9 million, or 20.2%, to $154.1 million, compared to $128.2 million for the nine months ended September 30, 2014. This increase is relatively consistent with the increase in our rental operating expenses of $30.0 million, or 18.5%. Same Properties’ tenant recoveries increased by $11.3 million, or 9.2%, primarily as a result of an increase in Same Properties’ rental operating expenses of $8.0 million, or 5.5%, and an increase in one of our Top 20 client tenants converting from a gross lease to a triple net lease. Same Properties’ rental operating expenses increased during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily related to (i) higher utility costs, (ii) snow removal costs, and (iii) higher property taxes resulting from annual property tax reassessments. Utilities costs increased primarily due to higher utility rates for properties in the San Francisco, San Diego, and Greater Boston markets. Snow removal costs increased due to a more severe winter in 2015 compared to 2014. Non-Same Properties’ tenant recoveries increased by $14.7 million as a result of a Non-Same Properties’ rental operating expense increase of $22.0 million primarily related to development and redevelopment projects placed into service subsequent to January 1, 2014, and operating properties acquired subsequent to January 1, 2014, as noted above.

Other income

Other income for the nine months ended September 30, 2015 and 2014, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Management fee income	$1,341	$2,202	$(861)
Interest and other income	2,136	3,767	(1,631)
Investment income	11,211	756	10,455
Total other income	$14,688	$6,725	$7,963

Total investment income for the nine months ended September 30, 2015, increased by $10.5 million to $11.2 million compared to $756 thousand for the nine months ended September 30, 2014. Investment income increased primarily due to gains from the sale of two publicly traded investments during the nine months ended September 30, 2015.

Rental operating expenses

Total rental operating expenses for the nine months ended September 30, 2015, increased by $30.0 million, or 18.5%, to $192.3 million, compared to $162.3 million for the nine months ended September 30, 2014. Approximately $22.0 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to development and redevelopment projects placed into service subsequent to January 1, 2014, and operating properties acquired subsequent to January 1, 2014, as mentioned above. The increase in Same Properties rental operating expenses of $8.0 million was primarily due to higher utility costs, higher snow removal costs, and higher property taxes, as described in “Tenant Recoveries” above.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2015, increased by $4.9 million, or 12.2%, to $44.5 million, compared to $39.7 million for the nine months ended September 30, 2014. General and administrative expenses increased primarily due the continued growth in both the depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses were consistent at 0.7% and 0.7% for the 12 months ended September 30, 2015 and 2014, respectively.

Interest expense

Interest expense for the nine months ended September 30, 2015 and 2014, consisted of the following (in thousands):

	Nine Months Ended September 30,
Component	2015	2014	Change
Secured notes payable	$23,599	$22,190	$1,409
Unsecured senior notes payable	52,218	38,720	13,498
Unsecured senior line of credit	8,148	6,318	1,830
Unsecured senior bank term loans	10,036	10,954	(918)
Interest rate swaps	1,942	5,742	(3,800)
Amortization of loan fees and other interest	9,484	8,627	857
Total interest incurred	105,427	92,551	12,876
Capitalized interest	(27,844)	(35,440)	7,596
Total interest expense	$77,583	$57,111	$20,472

Total interest expense increased by $20.5 million during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, as a result of a $12.9 million increase in interest incurred and a $7.6 million decrease in the amount of interest capitalized as a result of our highly leased development and redevelopment projects placed into service subsequent to January 1, 2014, as noted above.

The increase of $12.9 million in total interest incurred was primarily due to an approximate $813.1 million increase in outstanding debt, including the offering of $700 million of unsecured senior notes payable in July 2014, used to partially fund our real estate acquisitions and the construction of our development and redevelopment projects since September 30, 2014. In July 2014, we completed an offering of $700 million of unsecured senior notes payable with a weighted-average interest rate of 3.50% and a maturity of 9.6 years. Proceeds from our July 2014 offering were used to repay $125 million under our unsecured senior bank term loans and to reduce amounts outstanding under our unsecured senior line of credit. Interest from our unsecured senior bank term loans and interest rate swaps decreased by an aggregate $4.7 million, as we continued to transition from variable-rate bank debt to long-term unsecured fixed-rate debt.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2015, increased by $22.9 million, or 13.8%, to $189.0 million, compared to $166.1 million for the nine months ended September 30, 2014. Depreciation increased primarily due to additional depreciation from development and redevelopment projects placed into service subsequent to January 1, 2014, and the one operating property acquired subsequent to January 1, 2014, as noted above.

Impairment of real estate

In March 2015, we determined that a 175,000 RSF life science building in Hyderabad, India, met the criteria for classification as “held for sale” and consequently recognized an impairment charge of $14.5 million to lower the carrying costs of the real estate to its estimated fair value less cost to sell, including an estimated $4.2 million foreign currency exchange translation loss. On March 26, 2015, we completed the sale of the vacant building for $12.4 million. For additional information, refer to the section titled “Sales of Real Estate Assets and Related Impairment Charges” in Note 3 – “Investments in Real Estate” to our accompanying unaudited consolidated financial statements under Item 1 of this report.

Loss on early extinguishment of debt

During the nine months ended September 30, 2015, we recognized a loss on early extinguishment of debt to expense a portion of unamortized loan fees aggregating $189 thousand upon our $25.0 million partial principal repayment under our Unsecured Senior Bank Term Loan. During the nine months ended September 30, 2014, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $525 thousand, upon our $125 million partial repayment of the outstanding principal balance of our 2021 Unsecured Senior Bank Term Loan.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures of $1.8 million for the nine months ended September 30, 2015, primarily includes the operating results of our property at 360 Longwood Avenue in Greater Boston that was placed into service at various dates beginning in the three months ended December 31, 2014. As of September 30, 2015, we had 259,859 RSF, or 63% of this property, in service at 100% occupancy and 153,677 RSF, or 37% of this project, under development.

Gain on sales of real estate – land parcels

During the nine months ended September 30, 2014, we completed the sale of four land parcels, aggregating 412,950 RSF for an aggregate sales price of $29.4 million, and recognized an aggregate gain on sales of $805 thousand. These gains are classified in gain on sales of real estate – land parcel below income from discontinued operations in the accompanying consolidated statements of income.

The land parcels sold did not meet the criteria for classification as discontinued operations since the parcels did not have any significant operations prior to disposition. Pursuant to the presentation and disclosure literature on gains/losses on sales or disposals by REITs required by the SEC, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the income statement. Accordingly, we classified the gain on sales of real estate-land parcel below income from discontinued operations, in the consolidated statements of income, and included the gain in income from continuing operations attributable to Alexandria’s common stockholders in the “control number,” or numerator for the computation of EPS.

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

Summary of Key Changes in Guidance		Description
FFO per share – diluted	+ $0.01	•
Midpoint of range increased by $0.01 to $5.25 and narrowed range from six cents to two cents. Projected FFO per share up $0.05 over initial 2015 guidance, representing aggregate growth of 9.4% over 2014 FFO per share.

(in thousands)
Sources of capital:	Midpoint
Incremental debt	$(36,000)
Remainder/asset sales	(70,000)	•	Reduction in projected asset sales resulting from reduction in 2015 projected construction spending, described below.
Net decrease in sources of capital	$(106,000)

Uses of capital:
Construction	$(90,000)	•
Reduction in projected construction spending for 2015 since initial guidance in December 2014 primarily due to conservative forecasting on the timing of lease-up and commencement of construction related to over 2.3 million RSF of development and redevelopment projects.

Other	(16,000)
Decrease in uses of capital	$(106,000)

EPS and FFO Per Share Attributable to Alexandria’s Common Stockholders – Diluted
Earnings per share	$1.46 to $1.48
Add: depreciation and amortization	3.68
Add: impairment of real estate	0.20
Other	(0.02)
FFO per share	$5.32 to $5.34
Less: investment income for the three months ended September 30, 2015 (1)	(0.08)
FFO per share, as adjusted	$5.24 to $5.26

(1)
Investment income for the three months ended September 30, 2015, of $5.4 million, or $0.08 per share, included gross investment gains of $8.7 million, primarily from the sale of two publicly traded securities.

(2)	2015 guidance range reflects a reduction in incremental debt from asset sales.

	2015 Guidance
Key Assumptions (Dollars in thousands)	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2015	96.9%	97.4%

Same Property performance:
NOI increase	0.5%	2.5%
NOI increase (cash basis)	5.0%	7.0%

Lease renewals and re-leasing of space:
Rental rate increases	14.0%	17.0%
Rental rate increases (cash basis)	8.0%	10.0%

Straight-line rent revenue	$47,000	$52,000
General and administrative expenses	$55,000	$59,000
Capitalization of interest	$35,000	$45,000
Interest expense	$106,000	$116,000

	Actual	Guidance
Key Credit Metrics	3Q15	2015
Net debt to Adjusted EBITDA – fourth quarter annualized	7.4x	less than 7.0x
Fixed-charge coverage ratio – fourth quarter annualized	3.5x	3.0x to 3.5x
Value-creation pipeline as a percentage of gross investments in real estate as of December 31	13%	12% to 15%

Net Debt to Adjusted EBITDA (1)	Unencumbered NOI (2)

7.2x
7.4x
< 7.0x
< 6.5x
12/31/14
9/30/15
12/30/15 Target
Target

79%

Fixed-Charge Coverage Ratio (1)	Liquidity (In millions)

3.3x
3.5x
3.5x
to
3.0x
12/31/14
9/30/15
Target Range

(1)	Quarter annualized.

(2)	For the three months ended September 30, 2015.

(3)
Represents pro forma liquidity as of September 30, 2015, aggregating $1.2 billion, including a secured construction loan with aggregate commitments available for borrowing of $350.0 million that we closed in October 2015.

(4)
Total liquidity as of September 30, 2015, aggregating $855 million consisted of $76 million of cash and cash equivalents, $122 million of remaining construction loan commitments and $657 million available under our $1.5 billion Unsecured Senior Line of Credit.

(5)	See page 87 for assumptions on remainder asset sales and issuance of unsecured senior and other notes payable, which includes the secured construction loan in footnote (3) above.

As of September 30, 2015, we had construction in progress related to our ten development projects in North America. The completion of these projects, along with projects recently placed into service, certain future projects, and operations from Same Properties, is expected to contribute significant increases in rental income, NOI, and cash flows. Operating performance assumptions related to the completion of our development projects in North America, including the timing of initial occupancy, stabilization dates, and initial stabilized yield, are included in the “Value-Creation Projects and External Growth” section in Item 2 of this report. Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the “Projected Construction Spending” table in the “Summary of Capital Expenditures” subsection of the “Value-Creation Projects and External Growth” section in Item 2 of this report.

The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs, because these project costs will no longer qualify for capitalization and will therefore be expensed as incurred. Our projection assumptions for occupancy, Same Properties performance, rental rate increases, straight-line rent revenue, general and administrative expenses, capitalization of interest, interest expense, and key credit metrics are included in the tables and charts above and are subject to a number of variables and uncertainties, including those discussed under the “Forward-Looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7 of our annual report on Form 10-K for the year ended December 31, 2014. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

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

•	Manage the amount of debt maturing in a single year;

•	Mitigate unhedged variable-rate debt through the reduction of short-term and medium-term variable-rate bank debt;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund preferred stock and common stock dividends from net cash provided by operating activities;

•	Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate;

•	Maintain high levels of pre-leasing in value-creation projects; and

•	Maintain solid key credit metrics, including net debt to Adjusted EBITDA and fixed-charge coverage ratio, with some variation from quarter to quarter and from year to year.

Unsecured senior line of credit and unsecured senior bank term loans

The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities.

	As of September 30, 2015
Facility	Balance		Maturity Date (1)	Applicable Margin	Facility Fee
$1.5 billion unsecured senior line of credit	$843	million	January 2019	L+1.10%	0.20%
2019 Unsecured Senior Bank Term Loan	$600	million	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	$350	million	January 2021	L+1.10%	N/A

(1)	Includes any extension options that we control.

The maturity date of the unsecured senior line of credit is January 2019, assuming we exercise our sole right to extend the stated maturity date, twice, by an additional six months after each exercise. Borrowings under the unsecured senior line of credit bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement, plus, in either case, a specified margin (“Applicable Margin”). The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit is based on our existing credit rating as set by certain rating agencies. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the Applicable Margin of LIBOR+1.10%. In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.20% based upon aggregate outstanding commitments.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of September 30, 2015, were as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Leverage Ratio	Less than or equal to 60.0%	39.5%
Secured Debt Ratio	Less than or equal to 45.0%	7.0%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.21x
Unsecured Leverage Ratio	Less than or equal to 60.0%	45.4%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	6.56x

(1)
For definitions of the ratios, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements, including (i) the agreement dated as of August 30, 2013, which was filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on November 7, 2013, and (ii) the agreement dated June 30, 2015, which was filed as an exhibit to our quarterly report on Form 10-Q filed with the SEC on July 29, 2015.

(2)	Actual covenants are calculated pursuant to the specific terms of our unsecured senior line of credit and unsecured senior bank term loan agreements.

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% unsecured senior notes (“2.75% Unsecured Senior Notes”), 3.90% unsecured senior notes (“3.90% Unsecured Senior Notes”), 4.60% unsecured senior notes (“4.60% Unsecured Senior Notes”), and 4.50% unsecured senior notes (“4.50% Unsecured Senior Notes”) as of September 30, 2015, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	44%
Secured Debt to Total Assets	Less than or equal to 40%	8%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x	5.6x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	219%

(1)	For definitions of the ratios, refer to the indenture at Exhibit 4.3 and related supplemental indentures at Exhibits 4.4, 4.7, 4.9, and 4.11, which are each listed in Item 6 of this report.

In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.

Sources and uses of capital

We expect that our principal liquidity needs for the year ending December 31, 2015, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations (in thousands).

Key Sources and Uses of Capital	Completed During the Nine Months Ended September 30, 2015	2015 Guidance
		Low	High
Sources of capital:
Net cash provided by operating activities after dividends	$95,000	$115,000	$135,000
Incremental debt (1)	553,000	154,000	84,000
Remainder/asset sales (2)	94,000	650,000	750,000
Total sources of capital	$742,000	$919,000	$969,000

Uses of capital:
Construction	$358,000	$535,000	$585,000
Acquisitions	384,000	384,000	384,000
Total uses of capital	$742,000	$919,000	$969,000

Incremental debt:
Issuance of unsecured senior and other notes payable	$82,000	$370,000	$450,000
Borrowings under existing secured construction loans	47,000	80,000	130,000
Repayments of secured notes payable	(12,000)	(61,000)	(137,000)
Activity on unsecured senior line of credit/other	436,000	(235,000)	(359,000)
Incremental debt	$553,000	$154,000	$84,000

(1)	2015 guidance range reflects a reduction in incremental debt from asset sales.

(2)	Refer to page 68 for discussion on dispositions and other sources of capital.

The key assumptions behind the sources and uses of capital in the table above are a favorable capital market environment, performance of our core operating properties, lease-up and completion of development and redevelopment projects under construction and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed under the “Forward-Looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7 of our annual report on Form 10-K for the year ended December 31, 2014. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $115.0 million to $135.0 million of net cash flows from operating activities after payment of common stock and preferred stock dividends. For the year ending December 31, 2015, we expect that our highly leased value-creation projects, along with projects recently placed into service, certain future projects, and operations from Same Properties, will contribute significant increases compared to the year ended December 31, 2014, in rental income, NOI, and cash flows. Refer to “Cash Flows” appearing elsewhere in this section of this quarterly report on Form 10-Q for a discussion of net cash provided by operating activities for the nine months ended September 30, 2015.

Asset sales

We expect to continue to sell land, non-core operating assets, high-value “core-like” operating properties, and joint venture interests in high-value core operating properties located in high-barrier-to-entry submarkets. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

For additional information, refer to the section titled “Sales of Real Estate Assets and Related Impairment Charges” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report and the “Dispositions and Other Sources of Capital” subsection of the “Value-Creation Projects and External Growth” section in Item 2 of this report. The sale of partial interests in core real estate assets, non-strategic assets in our value-creation pipeline, and non-core/“core-like” operating asset provides a significant source of capital to fund our highly pre-leased value-creation development and redevelopment projects described above.

Liquidity

The following table presents the availability under our unsecured senior line of credit, secured construction loans, and cash and cash equivalents as of September 30, 2015 (dollars in thousands):

Description	Stated Rate	Total Commitments	Outstanding Balance	Remaining Commitments
$1.5 billion unsecured senior line of credit	LIBOR+1.10%	$1,500,000	$843,000	$657,000
Secured construction loan	LIBOR+1.40%	36,000	20,714	15,286
Secured construction loan	LIBOR+1.50%	55,000	47,385	7,615
Secured construction loan	LIBOR+1.35%	250,400	151,504	98,896
		$1,841,400	$1,062,603	778,797
Cash and cash equivalents				76,383
Total liquidity as of September 30, 2015				$855,180

Commitments subsequent to September 30, 2015 (1)	LIBOR+1.50%	$350,000	$—	$350,000
				$1,205,180

Target liquidity by December 31, 2015				$1,800,000

(1)
In October 2015, closed a secured construction loan with aggregate commitments available for borrowing aggregating $350.0 million, for our 98% leased development project at 50/60 Binney Street in our Cambridge submarket, which bears interest at a rate of LIBOR+150 bps

Refer to Note 6 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our secured construction loans.

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties. Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended unsecured line of credit agreement, plus, in either case, the Applicable Margin. The “Eurocurrency Rate” specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the applicable margin of LIBOR+1.10%. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

Debt

We expect to fund a significant portion of our capital needs in 2015 from the issuance of unsecured senior notes payable, borrowings available under existing secured construction loans, an unsecured senior line of credit, new secured construction loans, and acquired secured notes payable.

In October 2015, we completed the repayment of a $76 million secured note payable. The note had a weighted-average interest rates of 5.73% and was scheduled to mature in January 2016.

In June 2015, we completed a partial principal repayment of $25 million and extended the maturity of the remaining $350 million 2021 Unsecured Senior Bank Term Loan from July 31, 2015, to June 30, 2019, subject to our option to extend the maturity up to three times upon the satisfaction of certain conditions, for an additional term of six months for the first and second extensions and for an additional term ending on January 15, 2021, for the third extension. In addition, we reduced the applicable margin with respect to borrowings outstanding under the loan to LIBOR+1.10% from LIBOR+1.20%. In conjunction with the amendment of our 2021 Unsecured Senior Bank Term Loan and the principal repayment, we recognized a loss on early extinguishment of debt aggregating $189 thousand related to the write-off of a portion of unamortized loan fees.

In July 2014, we completed public offerings of $400 million in aggregate principal amount and $300 million in aggregate principal amount of unsecured senior notes payable at stated interest rates of 2.75% and 4.50%, respectively, at a weighted-average interest rate of 3.50% and a weighted-average maturity of 9.6 years. The 2.75% Unsecured Senior Notes were priced at 99.793% of the principal amount with a yield to maturity of 2.791% and are due January 15, 2020. The 4.50% Unsecured Senior Notes were priced at 99.912% of the principal amount with a yield to maturity of 4.508% and are due July 30, 2029. All of these notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company. These notes rank equally in right of payment with all other senior unsecured indebtedness. However, these notes are subordinated to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P. Net proceeds of $694 million from the offering were used to reduce variable-rate debt, consisting of the partial repayment of $125 million of our unsecured senior bank term loan and the reduction of $569 million of borrowings that were outstanding on our unsecured senior line of credit. In connection with the partial repayment of $125 million of our unsecured senior bank term loan, we recognized a loss on the early extinguishment of debt related to the write-off of a portion of unamortized loan fees aggregating $525 thousand.

Cash and cash equivalents

As of September 30, 2015, and December 31, 2014, we had $76.4 million and $86.0 million, respectively, of cash and cash equivalents. We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and certain capital expenditures, including expenditures related to construction activities.

Restricted cash

Restricted cash consisted of the following as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Funds held in trust under the terms of certain secured notes payable	$24,485	$19,350
Funds held in escrow related to construction projects and investing activities	9,540	4,539
Other restricted funds	2,968	2,995
Total	$36,993	$26,884

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

We also hold interests, together with certain third parties, in joint ventures that are not consolidated in our financial statements. The following table presents information related to debt held by one of our unconsolidated joint ventures (dollars in thousands):

Loan Collateral	Total Commitments	Total Outstanding	Partners’ Share	ARE’s 27.5% Share	Maturity Date		Interest Rate
360 Longwood Avenue	$213,200	$175,326	$127,111	$48,215	4/1/17	(1)	5.25%	(2)

(1)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(2)	Secured construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%.

Uses of capital

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, predevelopment, and construction of properties. In North America, we currently have development projects under construction aggregating 3.3 million RSF, with 2.6 million RSF of office/laboratory and tech office space, including two unconsolidated joint venture development projects. We incur capitalized construction costs related to development, redevelopment, predevelopment, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project. Refer to “Summary of Capital Expenditures” in Item 2 of this report for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2015 and 2014, of $27.8 million and $35.4 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, aggregating $9.8 million and $12.7 million for the nine months ended September 30, 2015 and 2014, respectively. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. When construction activities cease, the asset is classified as rental property. Also, if vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel is classified as land held for future development. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, predevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $4.7 million for the nine months ended September 30, 2015.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the nine months ended September 30, 2015 and 2014, were $50.5 million and $27.9 million, respectively, of which $9.7 million and $8.5 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods. The increase in direct leasing costs in 2015 was driven by the highest leasing volume for a nine month period in Alexandria’s history, totaling approximately 4.0 million RSF.

Acquisitions

Refer to “External Growth – Acquisitions” in Item 2 of this report.

Contractual obligations and commitments

Contractual obligations as of September 30, 2015, consisted of the following (in thousands):

		Payments by Period
	Total	2015	2016-2017	2018-2019	Thereafter
Secured and unsecured debt (1) (2)	$4,312,098	$2,181	$540,695	$1,453,064	$2,316,158
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	658,614	28,253	193,802	166,409	270,150
Estimated interest payments on variable-rate debt (4)	38,124	1,279	15,547	16,770	4,528
Ground lease obligations	680,176	2,516	25,002	23,869	628,789
Other obligations	7,417	383	3,176	3,336	522
Total	$5,696,429	$34,612	$778,222	$1,663,448	$3,220,147

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the consolidated balance sheets.

(2)	Payment dates include any extension options that we control.

(3)
Estimated interest payments on our fixed-rate and hedged variable-rate debt are based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt are based on the interest rates in effect as of September 30, 2015.

Secured notes payable

Secured notes payable as of September 30, 2015, consisted of 13 notes secured by 33 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 4.23% as of September 30, 2015. As of September 30, 2015, the total book values of rental properties, land held for future development, and CIP securing debt were approximately $1.4 billion. As of September 30, 2015, our secured notes payable, including unamortized discounts, were composed of approximately $478.0 million and $295.6 million of fixed- and variable-rate debt, respectively.

Estimated interest payments

Estimated interest payments on our fixed-rate debt and hedged variable-rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates. As of September 30, 2015, approximately 76% of our debt was fixed-rate debt or variable-rate debt subject to interest rate swap agreements. Refer to Note 7 – “Interest Rate Swap Agreements” to our unaudited consolidated financial statements appearing under Item 1 of this report for further information. The remaining 24% of our debt as of September 30, 2015, was unhedged variable-rate debt based primarily on LIBOR. Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of September 30, 2015. Refer to additional information regarding our debt under Note 6 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements appearing under Item 1 of this report.

Interest rate swap agreements

We utilize interest rate swap agreements to hedge a portion of our exposure to variable interest rates primarily associated with our unsecured senior line of credit, unsecured senior bank term loans, and variable-rate construction loans. These agreements involve the receipt of variable-rate amounts from a counterparty in exchange for our payment of fixed-rate amounts to the counterparty over the life of the agreement without the exchange of the underlying notional amount. Interest received under all our interest rate swap agreements is based on the one-month LIBOR. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense in our consolidated statements of income.

We have entered into master derivative agreements with each counterparty. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our counterparties to address and minimize certain risks associated with our interest rate swap agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, these agreements are spread among various counterparties. As of September 30, 2015, the largest aggregate notional amount in effect at any single point in time with an individual counterparty under our interest rate swap agreements was $250 million. If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate swap agreements.

Ground lease obligations

Ground lease obligations as of September 30, 2015, included leases for 28 of our properties, which accounted for approximately 14% of our total number of properties and four land development parcels. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $9.7 million as of September 30, 2015, our ground lease obligations have remaining lease terms ranging from approximately 40 to 100 years, including extension options.

Commitments

As of September 30, 2015, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $656.8 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We are also committed to funding approximately $84.9 million for certain investments over the next several years. We have one unconsolidated joint venture with a commitment to contribute our share of equity into this joint venture to complete the project. The additional funding commitment as of September 30, 2015, for this joint venture was pending completion of the final design of the building. Our other unconsolidated joint venture does not have a commitment to contribute additional equity. In addition, we have letters of credit and performance obligations of $28.4 million.

We have minimum development requirements under project development agreements with government entities in India for some of our future value-creation projects. As of September 30, 2015, we had investments in real estate projects with an aggregate book value of $43.3 million for which we had construction commitment obligations to develop buildings aggregating approximately 300,000 RSF and 100,000 RSF by 2016 and 2017, respectively. The estimated cost to develop these projects is approximately $125 to $175 per square foot. If we do not meet, extend, or eliminate these commitments, we may default under our existing agreements. The government entities, in turn, have certain obligations to us under those project development agreements. We are working with these entities to fulfill or amend certain existing obligations in a mutually beneficial manner.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Net cash provided by operating activities	$246,411	$255,124	$(8,713)
Net cash used in investing activities	$(557,490)	$(474,339)	$(83,151)
Net cash provided by financing activities	$301,638	$229,980	$71,658

Operating activities

Cash flows provided by operating activities for the nine months ended September 30, 2015 and 2014, consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Net cash provided by operating activities	$246,411	$255,124	$(8,713)
Add: changes in operating assets and liabilities	29,619	2,631	26,988
Net cash provided by operating activities before changes in operating assets and liabilities	$276,030	$257,755	$18,275

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our client tenants, the timing of completion of development projects, the timing of completion of redevelopment projects, and the timing of acquisitions of operating properties. Net cash provided by operating activities for the nine months ended September 30, 2015, decreased to $246.4 million, compared to $255.1 million for the nine months ended September 30, 2014, due to the timing of payments for operating assets and liabilities. Net cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2015, increased by $18.3 million, or 7.1%, to $276.0 million, compared to $257.8 million for the nine months ended September 30, 2014. This increase was primarily attributable to an increase in our total NOI from continuing operations of $54.5 million, or 14.5%, to $430.4 million for the nine months ended September 30, 2015, compared to $375.9 million for the nine months ended September 30, 2014, as a result of our highly leased development and redevelopment projects placed into service subsequent to January 1, 2014, partially offset by an increase in interest expense, reflecting a decrease in the amount of interest capitalized as a result of our development and redevelopment projects placed into service, as noted above.

Investing activities

Cash flows used in investing activities for the nine months ended September 30, 2015 and 2014, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Proceeds from sales of real estate	$92,455	$28,378	$64,077
Additions to real estate	(362,215)	(345,074)	(17,141)
Purchase of real estate	(248,933)	(97,785)	(151,148)
Deposits for investing activities	(6,707)	(7,292)	585
Investment in unconsolidated real estate joint ventures	(7,979)	(67,525)	59,546
Additions to investments	(67,965)	(35,484)	(32,481)
Sales of investments	39,590	13,883	25,707
Repayment of notes receivable	4,264	29,866	(25,602)
Other	—	6,694	(6,694)
Net cash used in investing activities	$(557,490)	$(474,339)	$(83,151)

The change in net cash used in investing activities for the nine months ended September 30, 2015, is primarily due to a higher use of cash for property acquisitions partially offset by a higher source of cash from asset sales.

Value-creation opportunities and external growth

For information on our key development and redevelopment projects for the nine months ended September 30, 2015, refer to “Development, Redevelopment, and Future Value-Creation Projects” located earlier within Item 2 of this report.

Financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2015 and 2014, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Borrowings from secured notes payable	$47,375	$108,626	$(61,251)
Repayments of borrowings from secured notes payable	(12,217)	(228,909)	216,692
Proceeds from issuance of unsecured senior notes payable	—	698,908	(698,908)
Borrowings from unsecured senior line of credit	1,432,000	890,000	542,000
Repayments of borrowings from unsecured senior line of credit	(893,000)	(952,000)	59,000
Repayments of borrowings from unsecured senior bank term loans	(25,000)	(125,000)	100,000
Total changes related to debt	549,158	391,625	157,533

Dividend payments	(181,020)	(169,954)	(11,066)
Contributions by noncontrolling interests	340	19,410	(19,070)
Distributions to and purchases of noncontrolling interests	(62,973)	(3,487)	(59,486)
Other	(3,867)	(7,614)	3,747
Net cash provided by financing activities	$301,638	$229,980	$71,658

Dividends

During the nine months ended September 30, 2015 and 2014, we paid the following dividends (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Common stock dividends	$162,280	$150,540	$11,740
Series D preferred stock dividends	12,451	13,125	(674)
Series E preferred stock dividends	6,289	6,289	—
	$181,020	$169,954	$11,066

The increase in dividends paid on our common stock was primarily due to an increase in the related dividends to $2.25 per common share for the nine months ended September 30, 2015, from $2.10 per common share for the nine months ended September 30, 2014.

Inflation

As of September 30, 2015, approximately 96% of our leases (on an RSF basis) were triple net leases, requiring client tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2014, for a discussion of our critical accounting policies, which include rental properties; land held for future development; CIP; impairment of long-lived assets; capitalization of costs; accounting for investments; interest rate swap agreements; recognition of rental income and tenant recoveries; and monitoring of client tenant credit quality. There were no significant changes to these policies during the nine months ended September 30, 2015.

Non-GAAP measures

FFO and FFO, as adjusted

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Board of Governors of the NAREIT established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that FFO, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences caused by investment and disposition decisions, financing decisions, terms of securities, capital structures, and capital market transactions. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its April 2002 White Paper and related implementation guidance (“NAREIT White Paper”). The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Impairments of real estate relate to decreases in the fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period. Impairments of real estate represent the write-down of assets when fair value over the recoverability period is less than the carrying value. We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper less/plus significant gains/losses on the sale of investments, plus losses on early extinguishment of debt, preferred stock redemption charges, impairments of non-depreciable real estate, land parcels, impairments of investments, and the amount of such items that is allocable to our unvested restricted stock awards. Our calculations of both FFO and FFO, as adjusted, may differ from those methodologies utilized by other equity REITs for similar performance measurements and, accordingly, may not be comparable to those of other equity REITs. Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including funds available to make distributions.

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

The following table presents a reconciliation of net income attributable to Alexandria’s common stockholders – basic, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO attributable to Alexandria’s common stockholders – basic, FFO attributable to Alexandria’s common stockholders – diluted, as adjusted, and AFFO attributable to Alexandria’s common stockholders – diluted, for the periods below. Amounts in the table below include our share of unconsolidated joint venture amounts (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Alexandria’s common stockholders	$32,659	$27,626	$81,736	$88,267
Depreciation and amortization	68,398	58,388	190,123	166,123
Impairment of real estate – rental properties	—	—	14,510	—
Gain on sales of real estate – land parcels	—	(8)	—	(805)
Amount attributable to noncontrolling interests/ unvested restricted stock awards:
Net income	793	1,846	2,661	5,127
FFO	(1,491)	(2,278)	(3,892)	(5,570)
FFO attributable to Alexandria’s common stockholders – basic and diluted (1)	100,359	85,574	285,138	253,142
Investment income (2)	(5,378)	—	(5,378)	—
Loss on early extinguishment of debt	—	525	189	525
Allocation to unvested restricted stock awards	67	(4)	53	(4)
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted	95,048	86,095	280,002	253,663
Non-revenue-enhancing capital expenditures:
Building improvements	(2,404)	(2,405)	(7,425)	(5,440)
Tenant improvements and leasing commissions	(5,499)	(1,693)	(17,703)	(9,680)
Straight-line rent revenue	(12,006)	(10,892)	(36,862)	(35,511)
Straight-line rent expense on ground leases (3)	(1,245)	723	(372)	2,131
Amortization of acquired below-market leases (4)	(3,182)	(757)	(5,121)	(2,191)
Amortization of loan fees	2,657	2,786	8,413	8,090
Amortization of debt (premiums) discounts	(100)	(36)	(282)	100
Stock compensation expense	5,178	3,068	12,922	9,372
Allocation to unvested restricted stock awards	207	71	476	261
AFFO attributable to Alexandria’s common stockholders – diluted	$78,654	$76,960	$234,048	$220,795

(1)	Calculated in accordance with standards established by the Board of Governors of the NAREIT in its April 2002 White Paper and related implementation guidance.

(2)
Investment income for the three months ended September 30, 2015, of $5.4 million, or $0.08 per share, included gross investment gains of $8.7 million, primarily from the sale of two publicly traded securities.

(3)
Increase in the three months ended September 30, 2015, due to the timing of an annual cash payment for one ground lease. Straight-line rent expense related to ground leases is expected to decrease in the three months ended December 31, 2015, to a quarterly run rate generally consistent with quarters prior to the three months ended September 30, 2015.

(4)
Increase in the three months ended September 30, 2015, is primarily related to a below-market lease assumed with the acquisition of 10290 Campus Point Drive in our University Town Center submarket in July 2015. This acquired lease expired in September 2015. We expect amortization of acquired below-market leases to decrease in the three months ended December 31, 2015, to a quarterly run rate of approximately $1.0 million.

The following table presents a reconciliation of earnings per share attributable to Alexandria’s common stockholders – basic, to FFO per share attributable to Alexandria’s common stockholders – diluted, FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted, and AFFO per share attributable to Alexandria’s common stockholders – diluted, for the periods below. Amounts allocable to unvested restricted stock awards of approximately one cent per share are not presented separately within the table below (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings per share attributable to Alexandria’s common stockholders – basic and diluted	$0.46	$0.39	$1.14	$1.24
Depreciation and amortization	0.95	0.81	2.65	2.33
Impairment of real estate – rental properties	—	—	0.20	—
Gain on sales of real estate – land parcels	—	—	—	(0.01)
FFO per share attributable to Alexandria’s common stockholders – basic and diluted (1)	1.40	1.20	3.99	3.56
Investment income (2)	(0.08)	—	(0.08)	—
Loss on early extinguishment of debt	—	0.01	—	0.01
FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted	1.33	1.21	3.92	3.57
Non-revenue-enhancing capital expenditures:
Building improvements	(0.03)	(0.03)	(0.10)	(0.08)
Tenant improvements and leasing commissions	(0.08)	(0.02)	(0.25)	(0.14)
Straight-line rent revenue	(0.17)	(0.15)	(0.52)	(0.50)
Straight-line rent expense on ground leases	(0.02)	0.01	—	0.03
Amortization of acquired below-market leases	(0.04)	(0.01)	(0.06)	(0.02)
Amortization of loan fees	0.04	0.03	0.12	0.11
Stock compensation expense	0.07	0.04	0.18	0.13
AFFO per share attributable to Alexandria’s common stockholders – diluted	$1.10	$1.08	$3.28	$3.10

Weighted-average shares of common stock outstanding for calculating FFO, FFO, as adjusted, and AFFO per share attributable to Alexandria’s common stockholders – basic and diluted	71,500	71,195	71,426	71,121

(1)	Calculated in accordance with standards established by the Board of Governors of the NAREIT in its April 2002 White Paper and related implementation guidance.

(2)
Investment income for the three months ended September 30, 2015, of $5.4 million, or $0.08 per share, included gross investment gains of $8.7 million, primarily from the sale of two publicly traded securities.

Adjusted EBITDA

EBITDA represents earnings before interest, taxes, depreciation, and amortization. EBITDA is a non-GAAP financial measure and is used by us and others as a supplemental measure of performance. We use Adjusted EBITDA to assess the performance of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments (“Adjusted EBITDA”). We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments, including our share from our unconsolidated joint ventures. By excluding interest expense and gains or losses on early extinguishment of debt, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. We believe that adjusting for the effects of gains or losses on sales of real estate and land parcels, and impairments provides useful information by excluding certain items that are not representative of our core operating results. These items are dependent upon historical costs and are subject to judgmental inputs and the timing of our decisions. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$39,699	$35,943	$103,137	$112,808
Interest expense:
Consolidated	27,679	20,555	77,583	57,111
Our share of unconsolidated joint ventures	242	—	284	—
Interest expense	27,921	20,555	77,867	57,111
Income taxes	1,392	—	3,838	—
Depreciation and amortization:
Consolidated	67,953	58,388	189,044	166,123
Our share of unconsolidated joint ventures	445	—	1,079	—
Depreciation and amortization	68,398	58,388	190,123	166,123
EBITDA	137,410	114,886	374,965	336,042
Stock compensation expense	5,178	3,068	12,922	9,372
Loss on early extinguishment of debt	—	525	189	525
Gain on sales of real estate – land parcels	—	(8)	—	(805)
Impairment of real estate	—	—	14,510	—
Adjusted EBITDA	$142,588	$118,471	$402,586	$345,134

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA	$142,588	$118,471	$402,586	$345,134
Add back: operating loss from discontinued operations	—	180	43	489
Adjusted EBITDA – excluding discontinued operations	$142,588	$118,651	$402,629	$345,623

Revenues:
Consolidated	$218,610	$185,615	$619,519	$538,203
Our share of unconsolidated joint ventures	1,875	—	3,199	—
Revenues	$220,485	$185,615	$622,718	$538,203

Adjusted EBITDA margins	65%	64%	65%	64%

Fixed-charge coverage ratio

The fixed-charge coverage ratio is the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy financing obligations and preferred stock dividends. Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest and unconsolidated joint venture cash interest, less amortization of loan fees and amortization of debt premiums (discounts). The fixed-charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this quarterly report on Form 10-Q for the nine months ended September 30, 2015, and on our annual report on Form 10-K for the year ended December 31, 2014.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA	$142,588	$118,471	$402,586	$345,134

Interest expense	$27,921	$20,555	$77,867	$57,111
Capitalized interest:
Consolidated	8,436	12,125	27,844	35,440
Our share of unconsolidated joint ventures	641	—	1,846	—
Capitalized interest	9,077	12,125	29,690	35,440
Amortization of loan fees:
Consolidated	(2,625)	(2,786)	(8,348)	(8,090)
Our share of unconsolidated joint ventures	(32)	—	(65)	—
Amortization of loan fees	(2,657)	(2,786)	(8,413)	(8,090)
Amortization of debt premiums (discounts)	100	36	282	(100)
Cash interest	34,441	29,930	99,426	84,361
Dividends on preferred stock	6,247	6,471	18,740	19,414
Fixed charges	$40,688	$36,401	$118,166	$103,775

Fixed-charge coverage ratio:
– period annualized	3.5x	3.3x	3.4x	3.3x
– trailing 12 months	3.4x	3.3x	3.4x	3.3x

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage. Net debt is equal to the sum of total consolidated and unconsolidated debt less cash, cash equivalents, and restricted cash. See “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of September 30, 2015, and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
Secured notes payable:
Consolidated	$773,619		$652,209
Our share of unconsolidated joint ventures	48,215		—
Secured notes payable	821,834		652,209
Unsecured senior notes payable	1,747,613		1,747,370
Unsecured senior line of credit	843,000		304,000
Unsecured senior bank term loans	950,000		975,000
Cash and cash equivalents:
Consolidated	(76,383)		(86,011)
Our share of unconsolidated joint ventures	(7,231)		—
Cash and cash equivalents	(83,614)		(86,011)
Less: restricted cash	(36,993)		(26,884)
Net debt	$4,241,840		$3,565,684

Adjusted EBITDA:
– quarter annualized	$570,352		$493,432
– trailing 12 months	$525,944		$468,492

Net debt to Adjusted EBITDA:
– quarter annualized	7.4	x	7.2	x
– trailing 12 months	8.1	x	7.6	x

NOI

NOI is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, excluding loss on early extinguishment of debt, impairment of real estate, depreciation and amortization, interest expense, and general and administrative expense, including our share of our unconsolidated joint ventures. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets. NOI on a cash basis is NOI, adjusted to exclude the effect of straight-line rent adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent adjustments to rental revenue.

Further, we believe NOI is useful to investors as a performance measure because when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, which provides perspective not immediately apparent from income from continuing operations. NOI can be used to measure the initial stabilized yields of our properties by calculating the quotient of NOI generated by a property on a straight-line basis, and our investment in the property, excluding the impact of leverage. NOI excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Impairments of real estate have been excluded in deriving NOI because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values. Our calculation of NOI also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to the timing of corporate strategy. Property operating expenses that are included in determining NOI consist of costs that are related to our operating properties, such as utilities, repairs and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. NOI presented by us may not be comparable to NOI reported by other equity REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations as presented in our consolidated statements of income. NOI should not be considered as an alternative to income from continuing operations as an indication of our performance, nor as an alternative to cash flows as a measure of liquidity or our ability to make distributions.

Same Properties’ NOI

Refer to the discussion of Same Properties and the reconciliation of NOI to income from continuing operations in the “Results of Operations” section earlier in Item 2 of this report.

Unencumbered NOI as a percentage of total NOI from continuing operations

Unencumbered NOI as a percentage of total NOI from continuing operations is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets, as it primarily reflects those income and expense items that are incurred at the unencumbered property level. We use unencumbered NOI as a percentage of total NOI from continuing operations, including our share of unconsolidated joint ventures, in order to assess our compliance with our financial covenants under our debt obligations, because the measure serves as a proxy for a financial measure under such debt obligations. Unencumbered NOI is derived from assets classified in continuing operations, including our share from unconsolidated joint ventures, that are not subject to any mortgage, deed of trust, lien, or other security interest as of the period for which income is presented. Refer to the reconciliation of NOI to income from continuing operations in the “Results of Operations” section earlier in Item 2 of this report.

The following table summarizes unencumbered NOI as a percentage of total NOI for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unencumbered NOI	$118,889	$108,155	$341,666	$315,202
Encumbered NOI	32,272	20,037	88,722	60,718
NOI from continuing operations	$151,161	$128,192	$430,388	$375,920
Unencumbered NOI as a percentage of total NOI	79%	84%	79%	84%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans, after considering the effect of our interest rate swap agreements, secured debt, and unsecured senior notes payable as of September 30, 2015 (in thousands):

Annualized impact to future earnings due to variable-rate debt:
Rate increase of 1%	$(7,920)
Rate decrease of 1%	$1,529

Effect on fair value of total consolidated debt and interest rate swap agreements:
Rate increase of 1%	$(151,947)
Rate decrease of 1%	$144,303

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in existence on September 30, 2015. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities. We classify investments in publicly traded companies as “available-for-sale” and consequently recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss). Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of September 30, 2015 (in thousands):

Equity price risk:
Fair value increase of 10%	$33,057
Fair value decrease of 10%	$(33,057)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the respective local currencies. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income (loss) as a separate component of total equity. Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings, and the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of September 30, 2015 (in thousands):

Impact of potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$(161)
Rate decrease of 10%	$161

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$24,469
Rate decrease of 10%	$(24,469)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Our exposure to market risk elements for the nine months ended September 30, 2015, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2015, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from the Company’s quarterly report on Form 10-Q for the nine months ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014 (unaudited), (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the nine months ended September 30, 2015 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2015.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)