Form 10-K
period 2015-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2016-02-03
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

Commission file number 1-12993

ALEXANDRIA REAL ESTATE EQUITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	95-4502084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

385 East Colorado Boulevard, Suite 299, Pasadena, California 91101
(Address of principal executive offices) (Zip code)

(626) 578-0777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value per share 7.00% Series D Cumulative Convertible Preferred Stock 6.45% Series E Cumulative Redeemable Preferred Stock	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $6.2 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2015.

As of January 15, 2016, 73,377,843 shares of common stock were outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 12, 2016.

INDEX TO FORM 10-K

ALEXANDRIA REAL ESTATE EQUITIES, INC.

GLOSSARY

Abbreviations or acronyms that may be used in this document:

ABR	Annualized Base Rent
AFFO	Adjusted Funds from Operations
ASU	Accounting Standards Update
BBA	British Bankers’ Association
bps	Basis Points
CIP	Construction in Progress
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFO	Funds from Operations
GAAP	U.S. Generally Accepted Accounting Principles
HVAC	Heating, Ventilation, and Air Conditioning
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IRS	Internal Revenue Service
JV	Joint Venture
LEED	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
NAREIT	National Association of Real Estate Investment Trusts
NAV	Net Asset Value
NOI	Net Operating Income
NYSE	New York Stock Exchange
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SoMa	South of Market submarket of San Francisco
U.S.	United States
VIE	Variable Interest Entity

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

ITEM 1. BUSINESS

Overview

We are a Maryland corporation, formed in October 1994, that has elected to be taxed as a REIT for federal income tax purposes. We are a fully integrated, self-administered, and self-managed urban office REIT. We are the largest and leading urban office REIT uniquely focused on collaborative science and technology campuses in AAA innovation clusters locations. We consider AAA locations to be highly desirable for tenancy by science and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. Founded in 1994, Alexandria pioneered this niche and has since established a dominant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park.

Alexandria develops dynamic urban cluster campuses and vibrant ecosystems that enable and inspire the world’s most brilliant minds and innovative companies to create life-changing scientific and technological breakthroughs. We believe in the utmost professionalism, humility, and teamwork. Alexandria manages its properties through fully integrated regional teams with unparalleled real estate, science, and technology expertise. Alexandria is known for its high-quality and diverse tenant base. Our tenants include multinational pharmaceutical companies, public and private biotechnology, life science product and service, medical device, digital health, and technology companies; academic and medical research institutions; U.S. government research agencies; non-profits; and venture capital firms. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide its innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

We executed our initial public offering in 1997 and received our investment-grade ratings in 2011.

As of December 31, 2015, Alexandria’s total market capitalization was $10.9 billion and its asset base consisted of 32.0 million square feet, including 20.1 million RSF of operating properties and development and redevelopment projects under construction or pre-construction, as well as an additional 11.9 million square feet of future ground-up development projects. These operating properties and development projects include 11 properties that are subject to real estate joint venture arrangements, of which eight properties are held by consolidated real estate joint ventures and three properties are held by unconsolidated real estate joint ventures. Additional information regarding our consolidated and unconsolidated real estate joint ventures is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K. The occupancy percentage of our operating properties in North America was 97.2% as of December 31, 2015. Our 10-year average occupancy rate of operating properties as of December 31, 2015, was 95.0%. Investment-grade tenants represented 54% of our total ABR as of December 31, 2015. The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities. Additional information regarding risk factors that may affect us is included in

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Business objective and strategies

Our primary business objective is to maximize long-term asset value and shareholder returns based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A assets clustered in urban campuses. These key urban campus locations are characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They represent highly desirable locations for tenancy by science and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, science, and technology relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

The following chart summarizes the growth in ABR in our key cluster submarkets:

Our tenant base is broad and diverse within the science and technology industries and reflects our focus on regional, national, and international tenants with substantial financial and operational resources. For a more detailed description of our properties and tenants, refer to “Item 2. Properties” in this annual report on Form 10-K. We have an experienced Board of Directors and are led by an executive and senior management team with extensive experience in the real estate, science, and technology industries.

Acquisitions

We seek to identify and acquire high-quality properties in our target cluster markets. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the prospective property or properties, including:

•	Proximity to centers of innovation and technological advances;

•	Location of the property and our strategy in the relevant market;

•	Quality of existing and prospective tenants;

•	Condition and capacity of the building infrastructure;

•	Quality and generic characteristics of the improvements;

•	Physical condition of the structure and common area improvements;

•	Opportunities available for leasing vacant space and for re-tenanting or renewing occupied space;

•	Availability of and/or ability to add appropriate tenant amenities;

•	Availability of land for future ground-up development of new space;

•	Opportunities to redevelop existing space and generate higher rent;

•	The property’s unlevered yields; and

•	Our ability to increase the property’s long-term financial returns.

Development

A key component of our business model is our value-creation development projects. Our development strategy is primarily to pursue selective projects with significant pre-leasing where we expect to achieve appropriate investment returns and generally match a source of funds for this use. Our value-creation development projects focus on high-quality, generic, and reusable office/laboratory or tech office space to meet the real estate requirements of our wide range of tenants.

Redevelopment

Another key component of our business model is our value-creation redevelopment of existing office, warehouse, or shell space into high-quality, generic, and reusable space that can be leased at higher rates. Our redevelopment strategy generally includes significant pre-leasing of certain projects prior to the commencement of redevelopment.

Balance sheet and financial strategy

We seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution to our stockholders through the ownership, operation, management, and selective acquisition, development, and redevelopment of office/laboratory and tech office properties, as well as management of our balance sheet. In particular, we seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution by:

•	Maintaining access to diverse sources of capital, including operating cash flows after dividends, incremental debt, asset sales, and other capital such as the sale of equity or joint venture capital;

•
Maintaining significant liquidity through borrowing capacity under our unsecured senior line of credit, available commitments under secured construction loans, marketable securities, and cash and cash equivalents;

•	Minimizing the amount of near-term debt maturities in a single year;

•	Maintaining low to modest leverage;

•	Minimizing variable interest rate risk;

•	Generating high-quality, strong, and increasing operating cash flows;

•	Selectively selling real estate assets, including land parcels and non-core/“core-like” operating assets, and investing the proceeds into our highly leased value-creation development projects;

•	Allocating capital to Class A assets located in unique collaborative science and technology campuses in AAA urban innovation clusters;

•	Maintaining geographic diversity in stable-value urban intellectual centers of innovation;

•	Selectively acquiring high-quality office/laboratory and tech office properties in our target urban innovation cluster submarkets at prices that enable us to realize attractive returns;

•	Selectively developing properties in our target urban innovation cluster submarkets;

•
Selectively redeveloping existing office, warehouse, or shell space, or newly acquired properties, into high-quality, generic, and reusable space that can be leased at higher rental rates in our target urban innovation cluster submarkets;

•	Renewing existing tenant space at higher rental rates to the extent possible;

•	Minimizing tenant improvement costs;

•	Improving investment returns through the leasing of vacant space and the replacing of existing tenants with new tenants at higher rental rates;

•	Maintaining solid occupancy while maintaining high lease rental rates;

•	Realizing contractual rental rate escalations; and

•	Implementing effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures.

Key Leasing and Tenant Information	December 31, 2015
Total leases	568
Total tenants	425
Total properties	199
Single-tenant properties	87
Percentage of single-tenant properties	44%
Percentage of triple net leases (on an RSF basis)	96%
Percentage of leases containing annual rent escalations (on and RSF basis)	95%
Percentage of leases providing for the recapture of capital expenditures (on an RSF basis)	94%

Percentage of aggregate ABR from our three largest tenants:
Novartis AG	5.1%
ARIAD Pharmaceuticals, Inc.	4.8	(1)
Illumina, Inc.	4.0
Total percentage of aggregate ABR from our three largest tenants	13.9%

(1)
In August 2015, ARIAD Pharmaceuticals, Inc. (“ARIAD”) entered into a sublease for 163,186 RSF at 75 Binney Street for an initial lease term of 10 years with IBM Watson Health, a digital health venture of the International Business Machines Corporation (“IBM”). IBM holds investment-grade ratings of A+ (Fitch), Aa3 (Moody’s), and AA- (S&P) and has the option to extend the sublease term through the end of the ARIAD lease in March 2030, at 75/125 Binney Street.

Refer to the “Tenants” section under Item 2 of this Report for information regarding our 20 largest tenants (by percentage of aggregate ABR), including any applicable investment-grade ratings.

Competition

In general, other office/laboratory and tech office properties are located in close proximity to our properties. The amount of rentable space available in any market could have a material effect on our ability to rent space and on the rents that we can earn. In addition, we compete for investment opportunities with other REITs, insurance companies, pension and investment funds, private equity entities, partnerships, developers, investment companies, owners/occupants, and foreign investors. Many of these entities have substantially greater financial resources than we do and may be able to invest more than we can or accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the geographic concentration of their investments. In addition, as a result of their financial resources, our competitors may offer more free rent concessions, lower rental rates, or higher tenant improvement allowances in order to attract tenants. These leasing incentives could hinder our ability to maintain or raise rents and attract or retain tenants. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell. Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years. However, we believe we have differentiated ourselves from our competitors, as we are the first publicly traded REIT to focus primarily on the office/laboratory real estate niche; we are the largest and leading urban office REIT uniquely focused on collaborative science and technology campuses in AAA innovation cluster locations; and we have the most important relationships in the life science industry.

Financial information about our operating segment

Refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this annual report on From 10-K for information about our one reportable segment.

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

Environmental matters

Under various environmental protection laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property and may be required to investigate and clean up contamination located on or emanating from that property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. Previous owners may have used some of our properties for industrial and other purposes, so those properties may contain some level of environmental contamination. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability or may materially adversely affect our ability to sell, lease, or develop the real estate or to borrow using the real estate as collateral.

Some of our properties may have asbestos-containing building materials. Environmental laws require that asbestos-containing building materials be properly managed and maintained and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

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

Independent environmental consultants have conducted Phase I or similar environmental site assessments on the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties and do not generally include soil samplings, subsurface investigations, or an asbestos survey. To date, these assessments have not revealed any material environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations. Nevertheless, it is possible that the assessments on our properties have not revealed all environmental conditions, liabilities, or compliance concerns that may have arisen after the review was completed or may arise in the future; and future laws, ordinances, or regulations may impose additional material environmental liability.

Insurance

We carry comprehensive liability, all-risk property, and rental loss insurance with respect to our properties. We select policy specifications and insured limits that we believe to be appropriate given the relative risk of loss, the cost of the coverage, and industry practice. In our opinion, the properties in our portfolio are currently adequately insured. In addition, we have obtained earthquake insurance for certain properties located in the vicinity of known active earthquake zones. We also carry environmental insurance and title insurance on our properties. We generally obtain our title insurance policies when we acquire the property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.

Available information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to the foregoing reports, are available, free of charge, through our corporate website at www.are.com as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The current charters of our Board of Directors’ Audit, Compensation, and Nominating & Governance Committees, along with our corporate governance guidelines and Business Integrity Policy and Procedures for Reporting Non-Compliance (the “Business Integrity Policy”), are also available on our corporate website. Additionally, any amendments to, and waivers of, our Business Integrity Policy that apply to our Chief Executive Officer and Chief Financial Officer will be available free of charge on our corporate website in accordance with applicable SEC and NYSE requirements. Written requests should be sent to Alexandria Real Estate Equities, Inc., 385 East Colorado Boulevard, Suite 299, Pasadena, California 91101, Attention: Investor Relations. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The public may also download these materials from the SEC’s website at www.sec.gov.

Employees

As of December 31, 2015, we had 278 employees. We believe that we have good relations with our employees. We have adopted a Business Integrity Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified annually.

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

•	We may be unable to complete an acquisition because we cannot obtain debt and/or equity financing on favorable terms or at all;

•	We may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	We may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of operating properties or portfolios of properties, into our existing operations;

•	Acquired properties may be subject to reassessment, which may result in higher-than-expected property tax payments;

•	Market conditions may result in higher-than-expected vacancy rates and lower-than-expected rental rates; and

•
We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for the cleanup of undisclosed environmental contamination; claims by tenants, vendors, or other persons dealing with the former owners of the properties; and claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.

The realization of any of the above risks could significantly and adversely affect our ability to meet our financial expectations, our financial condition, results of operations, and cash flows, our ability to make distributions to our stockholders, the market price of our common stock, and our ability to satisfy our debt service obligations.

We may suffer economic harm as a result of making unsuccessful acquisitions in new markets.

We may pursue selective acquisitions of properties in markets where we have not previously owned properties. These acquisitions may entail risks in addition to those we face in other acquisitions where we are familiar with the markets, such as the risk of not correctly anticipating conditions or trends in a new market and therefore not being able to generate profit from the acquired property. If this occurs, it could adversely affect our financial condition, results of operations, cash flows, ability to make distributions to our stockholders, and ability to satisfy our debt service obligations, and the market price of our common stock.

The acquisition of new properties or the development of new properties may give rise to difficulties in predicting revenue potential.

We may continue to acquire additional properties and/or land and may seek to develop our existing land holdings strategically as warranted by market conditions. These acquisitions and developments could fail to perform in accordance with expectations. If we fail to accurately estimate occupancy levels, rental rates, lease commencement dates, operating costs, or costs of improvements to bring an acquired property or a development property up to the standards established for our intended market position, the performance of the property may be below expectations. Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure our stockholders that the performance of properties acquired or developed by us will increase or be maintained under our management.

We may fail to obtain the financial results expected from development or redevelopment projects.
There are significant risks associated with development and redevelopment projects, including the possibility that:

•	We may not complete development or redevelopment projects on schedule or within budgeted amounts;

•	We may be unable to lease development or redevelopment projects on schedule or within budgeted amounts;

•	We may encounter project delays or cancellations due to unavailability of necessary construction materials;

•	We may expend funds on and, devote management’s time to, development and redevelopment projects that we may not complete;

•	We may abandon development or redevelopment projects after we begin to explore them, and as a result, we may lose deposits or fail to recover costs already incurred;

•	Market and economic conditions may deteriorate, which can result in lower-than-expected rental rates;

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

•
Tenants that have pre-leased our development or redevelopment projects may file for bankruptcy or become insolvent, adversely affecting the income produced by, and the value of, our properties; or requiring us to change the scope of the project, potentially resulting in higher construction costs and lower financial returns;

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

The realization of any of the above risks could significantly and adversely affect our ability to meet our financial expectations, our financial condition, results of operations, and cash flows, our ability to make distributions to our stockholders, the market price of our common stock, and our ability to satisfy our debt service obligations.

We could default on leases for land on which some of our properties are located or held for future development.

If we default under the terms of a ground lease obligation, we may lose the ownership rights to the property subject to the lease. Upon expiration of a ground lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase in rental expense could have a material adverse effect on our financial condition, results of operations, and cash flows, and our ability to satisfy our debt service obligations and pay distributions to our stockholders, as well as the market price of our common stock. Refer to ground lease obligations in the “Uses of Capital” section under Item 7 of this annual report on Form 10-K for additional information on our ground lease obligations.

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

The realization of any of the above risks could significantly and adversely affect our ability to meet our financial expectations, our financial condition, results of operations, and cash flows, our ability to make distributions to our stockholders, the market price of our common stock, and our ability to satisfy our debt service obligations.

We may not be able to attain the expected return on our investments in real estate joint ventures.

As of December 31, 2015, we had several consolidated and unconsolidated real estate joint ventures in which we shared ownership and decision-making power with one or more parties. Our joint venture partners must agree in order for the applicable joint venture to take specific major actions, including budget approvals, acquisitions, sales of assets, debt financing, executing lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between us and our partners may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.

We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs on to tenants.

Our properties are subject to increases in operating expenses, including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. As of December 31, 2015, approximately 96% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. However, we cannot be certain that our tenants will be able to bear the full burden of these higher costs, or that such increased costs will not lead them, or other prospective tenants, to seek space elsewhere. If operating expenses increase, the availability of other comparable space in the markets we operate in may hinder or limit our ability to increase our rents; if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our stockholders.

The cost of maintaining the quality of our properties may be higher than anticipated, which can result in reduced cash flows and profitability.

If our properties are not as attractive to current and prospective tenants in terms of rent, services, condition, or location as properties owned by our competitors, we could lose tenants or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our properties. However, there can be no assurances that any such expenditures would result in higher occupancy or higher rental rates or deter existing tenants from relocating to properties owned by our competitors.

Our inability to renew leases or re-lease space on favorable terms as leases expire may significantly affect our business.

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely payments under its lease. Also, if our tenants terminate early or decide not to renew their leases, we may not be able to re-lease the space. Even if tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions, and lease commissions, may be less favorable to us than current lease terms. Consequently, we could generate less cash flows from the affected properties than expected, which could negatively impact our business. We may have to divert cash flows generated by other properties to meet our debt service payments, if any, or to pay other expenses related to owning the affected properties.

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

The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, as amended, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for uncollectible future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant’s lease. Any shortfall in rent payments could adversely affect our cash flows and our ability to make distributions to our stockholders.

We could be held liable for damages resulting from our tenants’ use of hazardous materials.

Many of our tenants engage in research and development activities that involve controlled use of hazardous materials, chemicals, and biological and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result. This liability could exceed our resources and any recovery available through any applicable insurance coverage, which could adversely affect our ability to make distributions to our stockholders.

Together with our tenants, we must comply with federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and waste products. Failure to comply with these laws and regulations, or changes thereto, could adversely affect our business or our tenants’ businesses and their ability to make rental payments to us.

Our properties may have defects that are unknown to us.

Although we thoroughly review the physical condition of our properties before they are acquired, and as they are developed and redeveloped, any of our properties may have characteristics or deficiencies unknown to us that could adversely affect the property’s value or revenue potential.

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

Our ability to acquire, develop, or redevelop properties depends upon our ability to obtain capital. The real estate industry has historically experienced periods of volatile debt and equity capital markets and/or periods of extreme illiquidity. A prolonged period in which we cannot effectively access the public equity or debt markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain equity or debt capital on acceptable terms could delay or prevent us from acquiring, financing, and completing desirable investments and could otherwise adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of our then-existing stockholders. Even as liquidity returns to the market, debt and equity capital may be more expensive than in prior years.

We may not be able to sell our properties quickly to raise money.

Investments in real estate are relatively illiquid compared to other investments. Accordingly, we may not be able to sell our properties when we desire or at prices acceptable to us in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), limits our ability to sell properties held for less than two years. These limitations on our ability to sell our properties may adversely affect our cash flows, our ability to repay debt, and our ability to make distributions to our stockholders.

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

We may not be able to refinance our debt, and/or our debt may not be assumable.

Due to the high volume of real estate debt financing in recent years, the real estate industry may require more funds to refinance debt maturities than are available from lenders. This potential shortage of available funds from lenders and stricter credit underwriting guidelines may limit our ability to refinance our debt as it matures or may adversely affect our financial condition, results of operations, cash flows, our ability to make distributions to our stockholders, and the market price of our common stock.

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

Our unsecured senior line of credit, unsecured senior bank term loans, and certain other borrowings bear interest at variable rates, and we may incur additional variable-rate debt in the future. Increases in market interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt. Additionally, increases in market interest rates may result in a decrease in the value of our real estate and a decrease the market price of our common stock. Accordingly, these increases could adversely affect our financial condition and our ability to make distributions to our stockholders.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

The interest rate hedge agreements we use to manage some of our exposure to interest rate volatility involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates. These risk factors may lead to failure to hedge effectively against changes in interest rates and therefore could adversely affect our results of operations.

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

Complying with these restrictions may prevent us from engaging in certain profitable activities and constrain our ability to effectively allocate capital. Failure to comply with these restrictions may result in our defaulting on these and other loans, which would likely have a negative impact on our operations, financial condition, and ability to make distributions to our stockholders.

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

If we fail to effectively manage our debt obligations, we could become highly leveraged, and our debt service obligations could increase to unsustainable levels.

Our organizational documents do not limit the amount of debt that we may incur. Therefore, if we fail to prudently manage our capital structure, we could become highly leveraged. This would result in an increase in our debt service obligations that could adversely affect our cash flows and our ability to make distributions to our stockholders. Higher leverage could also increase the risk of default on our debt obligations.

Market volatility may negatively affect our business.

The capital and credit markets have experienced volatility for several years. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial and/or operating strength. If market disruption and volatility worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition, and results of operations. Disruptions, uncertainty, or volatility in the capital markets may also limit our access to capital from financial institutions on favorable terms, or altogether, and our ability to raise capital through the issuance of equity securities could be adversely affected by causes beyond our control through extraordinary disruptions in the global economy and financial systems or through other events.

Failure to meet market expectations for our financial performance would likely adversely affect the market price and volatility of our stock.

Our expected financial results may not be achieved, and actual results may differ materially from our expectations. This may be a result of various factors, including, but not limited to:

•	The status of the economy;

•	The status of capital markets, including availability and cost of capital;

•	Changes in financing terms available to us;

•	Negative developments in the operating results or financial condition of tenants, including, but not limited to, their ability to pay rent;

•	Our ability to re-lease space at similar rates as vacancies occur;

•	Our ability to reinvest sale proceeds in a timely manner at rates similar to the rate at which assets are sold;

•	Regulatory approval and market acceptance of the products and technologies of tenants;

•	Liability or contract claims by or against tenants;

•	Unanticipated difficulties and/or expenditures relating to future acquisitions;

•	Environmental laws affecting our properties;

•	Changes in rules or practices governing our financial reporting; and

•	Other legal and operational matters, including REIT qualification and key management personnel recruitment and retention.

Failure to meet market expectations, particularly with respect to FFO per share, AFFO per share, earnings estimates, operating cash flows, and revenues, would likely result in a decline and/or increased volatility in the market price of our common stock or other outstanding securities.

The price per share of our stock may fluctuate significantly.

The market price per share of our common stock may fluctuate significantly in response to many factors, including, but not limited to:

•	The availability and cost of debt and/or equity capital;

•	The condition of our balance sheet;

•	Actual or anticipated capital requirements;

•	The condition of the financial and banking industries;

•	Actual or anticipated variations in our quarterly operating results or dividends;

•	The amount and timing of debt maturities and other contractual obligations;

•	Changes in our FFO, AFFO, or projections;

•	The publication of research reports and articles about us, tenants, the real estate industry, or the science and technology industries;

•	The general reputation of REITs and the attractiveness of their equity securities in comparison to other debt or equity securities (including securities issued by other real estate-based companies);

•	General stock and bond market conditions, including changes in interest rates on fixed-income securities, that may lead prospective stockholders to demand a higher annual yield from future dividends;

•	Changes in our analyst ratings;

•	Changes in our corporate credit rating or credit ratings of our debt or other securities;

•	Changes in market valuations of similar companies;

•	Adverse market reaction to any additional debt we incur in the future;

•	Additions or departures of key management personnel;

•	Actions by institutional stockholders;

•	Speculation in the press or investment community;

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

We cannot predict the effect, if any, of future sales of shares of our common stock on the market price of our common stock from time to time. Sales of substantial amounts of capital stock (including the conversion or redemption of preferred stock), or the perception that such sales may occur, could adversely affect prevailing market prices for our common stock. Refer to the “Other Resources and Liquidity Requirements” section under Item 7 of “Sources and Uses of Capital” in this Report.

We have reserved a number of shares of common stock for issuance to our directors, officers, and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan (sometimes referred to herein as our “equity incentive plan”). We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under our equity incentive plan. In addition, any shares issued under our equity incentive plan will be available for sale in the public market from time to time without restriction by persons who are not our “affiliates” (as defined in Rule 144 adopted under the Securities Act of 1933). Affiliates will be able to sell shares of our common stock subject to restrictions under Rule 144.

The conversion rights of our convertible preferred stock may be detrimental to holders of common stock.

Subject to certain conditions, we may, at our option, be able to cause some or all of our 7.00% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) to automatically convert to common stock. Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares to common stock.

The conversion of our Series D Convertible Preferred Stock into our common stock would dilute the ownership of our then-existing common stockholders and could adversely affect the market price of our common stock or impair our ability to raise capital through the sale of additional equity securities. Any adjustments that increase the conversion rate of our Series D Convertible Preferred Stock would increase its dilutive effect. Further, the conversion rights by the holders of our Series D Convertible Preferred Stock might be triggered in situations in which we need to conserve our cash reserves, in which event, our election, under certain conditions, to repurchase such Series D Convertible Preferred Stock in lieu of converting it into common stock might adversely affect us and our stockholders.

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

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt. Our Board of Directors may determine in the future to pay dividends on our common stock in cash, in shares of our common stock, or in a combination of cash and shares of our common stock. For example, we may declare dividends payable in cash or stock at the election of each stockholder, subject to a limit on the aggregate cash that could be paid. Any such dividend would be distributed in a manner intended to count in full toward satisfaction of our annual distribution requirements and to qualify for the dividends paid deduction. While the IRS privately has ruled that such a dividend would so qualify if certain requirements are met, no assurances can be provided that the IRS would not assert a contrary position in the future. Moreover, a reduction in the cash yield on our common stock may negatively impact our stock price.

We have certain ownership interests outside the U.S. that may subject us to risks different from or greater than those associated with our domestic operations.

We have various operating properties in Canada and Asia, as well as several land parcels for future development in Asia. Acquisition, development, redevelopment, ownership, and operating activities outside the U.S. involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:

•	Adverse effects of changes in exchange rates for foreign currencies;

•	Challenges and/or taxation with respect to the repatriation of foreign earnings or repatriation of proceeds from the sale of one or more of our foreign investments;

•	Changes in foreign political, regulatory, and economic conditions, including nationally, regionally, and locally;

•	Challenges in managing international operations;

•	Challenges in hiring or retaining key management personnel;

•	Challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment, and legal proceedings;

•	Differences in lending practices;

•	Differences in languages, cultures, and time zones;

•	Changes in applicable laws and regulations in the U.S. that affect foreign operations;

•	Changes in tax and local regulations with potentially adverse tax consequences and penalties; and

•	Foreign ownership and transfer restrictions.

In addition, our foreign investments are subject to taxation in foreign jurisdictions based on local tax laws and regulations and on existing international tax treaties. We have invested in foreign markets under the assumption that our future earnings in each of those countries will be taxed at the current prevailing income tax rates. There are no guarantees that foreign governments will continue to honor existing tax treaties that we have relied upon for our foreign investments or that the current income tax rates in those countries will not increase significantly, thus impacting our ability to repatriate our foreign investments and related earnings.

Investments in international markets may also subject us to risks associated with establishing effective controls and procedures to regulate the operations of new offices and to monitor compliance with U.S. laws and regulations, including the Foreign Corrupt Practices Act and similar foreign laws and regulations. The Foreign Corrupt Practices Act and similar applicable anti-corruption laws prohibit individuals and entities from offering, promising, authorizing, or providing payments or anything of value, directly or indirectly, to government officials in order to obtain, retain, or direct business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially adversely affect our results of operations or the value of our international investments. In addition, if we fail to effectively manage our international operations, our overall financial condition, results of operations, and cash flows, and the market price of our common stock could be adversely affected.

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

Our organizational documents do not limit the amount of funds that we may invest in non-wholly owned partnerships, limited liability companies, or joint ventures. Partnership, limited liability company, or joint venture investments involve certain risks, including, but not limited to, the following:

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

•
Our partners, co-members, or joint venture partners might have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease or re-lease the property, operate the property, or maintain our qualification as a REIT;

•	Our ability to sell the interest on advantageous terms when we so desire may be limited or restricted under the terms of our agreements with our partners; and

•	We may not continue to own or operate the interests or assets underlying such relationships or may need to purchase such interests or assets at an above-market price to continue ownership.

We generally seek to maintain control of our partnerships, limited liability companies, and joint venture investments in a manner sufficient to permit us to achieve our business objectives. However, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flows, or our ability to make distributions to our stockholders, or the market price of our common stock.

Market and other external factors may adversely impact the valuation of equity investments.

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the science and technology industries. The valuation of these investments is affected by many external factors beyond our control, including, but not limited to, market prices, market conditions, the effect of healthcare reform legislation, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, and new collaborative agreements. Unfavorable developments with respect to any of these factors may have an adverse impact on the valuation of our equity investments.

Market and other external factors may negatively impact the liquidity of our non-real estate investments.

We make and hold investments in privately held science and technology companies. These investments may be illiquid, which could impede our ability to realize the value at which these investments are carried if we are required to dispose of them. The lack of liquidity of these investments may make it difficult for us to sell these investments on a timely basis and may impair the value of these investments. If we are required to liquidate all or a portion of these investments quickly, we may realize significantly less than the amounts at which we had previously valued these investments. Any sales of these non-real estate investments may result in our recognizing a loss on such sales.

We face risks associated with short-term liquid investments.

From time to time, we may have significant cash balances that we invested in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. These investments may include (either directly or indirectly) obligations (including certificates of deposit) of banks, money market funds, treasury bank securities, and other short-term securities. Investments in these securities and funds are not insured against loss of principal. Under certain circumstances, we may be required to redeem all or part of these securities or funds at less than par value. A decline in the value of our investments, or a delay or suspension of our right to redeem them, may have a material adverse effect on our results of operations or financial condition and our ability to pay our obligations as they become due.

We could incur significant costs due to the financial condition of our insurance carriers.

We insure our properties with insurance companies that we believe have a good rating at the time our policies are put into effect. The financial condition of one or more of the insurance companies that we hold policies with may be negatively impacted, which can result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure of one or more insurance companies may increase the cost of renewing our insurance policies or increase the cost of insuring additional properties and recently developed or redeveloped properties.

Our insurance may not adequately cover all potential losses.

If we experience a loss at any of our properties that is not covered by insurance, that exceeds our insurance policy limits, or that is subject to a policy deductible, we could lose the capital invested in the affected property and, possibly, future revenues from that property. In addition, we could continue to be obligated on any mortgage indebtedness or other obligations related to the affected properties. We carry comprehensive liability, fire, extended coverage, and rental loss insurance with respect to our properties. We have obtained earthquake insurance for our properties that are located in the vicinity of active earthquake zones. We also carry environmental remediation insurance and have title insurance policies for our properties. We generally obtain our title insurance policies when we acquire the property; each policy covers an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the covered property.

Our tenants are also required to maintain comprehensive insurance, including liability and casualty insurance that is customarily obtained for similar properties. There are, however, certain types of losses that we and our tenants do not generally insure against because they are uninsurable or because it is not economical to insure against them. The availability of coverage against certain types of losses, such as from terrorism or toxic mold, has become more limited and, when available, carries a significantly higher cost. We cannot predict whether insurance coverage against terrorism or toxic mold will remain available for our properties because insurance companies may no longer offer coverage against such losses, or such coverage, if offered, may become prohibitively expensive. We have not had material losses from terrorism or toxic mold at any of our properties.

The loss of services of any of our senior officers could adversely affect us.

We depend upon the services and contributions of relatively few senior officers. The loss of services or contributions of any one of them may adversely affect our business, financial condition, and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of office/laboratory and tech office properties and with major tenants in the science and technology industries. We cannot assure our stockholders that our senior officers will remain employed with us.

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

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of internal control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatement because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations, and financial condition could be materially harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on the market price of our common stock.

If we failed to qualify as a REIT, we would be taxed at corporate rates and would not be able to take certain deductions when computing our taxable income.

If, in any taxable year, we failed to qualify as a REIT:

•	We would be subject to federal and state income taxes on our taxable income at regular corporate rates;

•	We would not be allowed a deduction for distributions to our stockholders in computing taxable income;

•
We would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification, unless we were entitled to relief under the Internal Revenue Code; and

•	We would no longer be required by the Internal Revenue Code to make distributions to our stockholders.

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

Our charter further prohibits transferring shares of our stock if such transfer would result in our being “closely held” under Section 856(h) of the Internal Revenue Code or would result in shares of our stock being owned by fewer than 100 persons.

The constructive ownership rules are complex and may cause shares of our common stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. A transfer of shares to a person who, as a result of the transfer, violates these limits shall be void or these shares shall be exchanged for shares of excess stock and transferred to a trust for the benefit of one or more qualified charitable organizations designated by us. In that case, the intended transferee will have only a right to share, to the extent of the transferee’s original purchase price for such shares, in proceeds from the trust’s sale of those shares and will effectively forfeit its beneficial ownership of the shares. These ownership limits could delay, defer, or prevent a transaction or a change in control that might involve a premium price for the holders of our common stock or that might otherwise be desired by such holders.

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

Our charter permits the removal of a director only upon a two-thirds majority of the votes entitled to be cast generally in the election of directors, and our bylaws require advance notice of a stockholder’s intention to nominate directors or to present business for consideration by stockholders at an annual meeting of our stockholders. Our charter and bylaws also contain other provisions that may delay, defer, or prevent a transaction or change in control that involves a premium price for our common stock or that, for other reasons, may be desired by our stockholders.

Market and industry factors

We face substantial competition in our target markets.

The significant competition for business in our target markets could have an adverse effect on our operations. We compete for investment opportunities with:

•	Other REITs;

•	Insurance companies;

•	Pension and investment funds;

•	Private equity entities;

•	Partnerships;

•	Developers;

•	Investment companies;

•	Owners/occupants, and

•	Foreign investors, including sovereign wealth funds.

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

Poor economic conditions in our markets could adversely affect our business.

Our properties are primarily located in the following markets:

•	Greater Boston;

•	San Francisco;

•	New York City;

•	San Diego;

•	Seattle;

•	Maryland;

•	Research Triangle Park;

•	Canada; and

•	Asia.

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

Improvements to our properties are significantly more costly than improvements to traditional office space.

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

In general, our business strategy is to invest primarily in properties used by tenants in the science and technology industries. Our business could be adversely affected if the science and technology industries are impacted by an economic, financial, or banking crisis, or if the science and technology industries migrate from the U.S. to other countries. Because of our industry focus, events within these industries may have a more pronounced effect on our results of operations and ability to make distributions to our stockholders than if we had more diversified investments. Also, some of our properties may be better suited for a particular science and technology tenant and could require significant modification before we are able to re-lease space to another tenant. Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for office/laboratory and tech office properties at the time the leases are negotiated and the increases are proposed.

It is common for businesses in the science and technology industries to undergo mergers or consolidations. Mergers or consolidations of science and technology entities in the future could reduce the RSF requirements of our tenants and prospective tenants, which may adversely impact our revenues from lease payments and results of operations.

Some of our current or future tenants may include high-tech companies in their startup or growth life cycle. Fluctuations in market confidence vested in these companies or adverse changes in economic conditions may have a disproportionate effect on operations of such companies. Deteriorations in the financial conditions of our tenants may result in our inability to collect rental payments from them and therefore may negatively impact our results of operations.

Our results of operations depend on our tenants’ research and development efforts and their ability to obtain funding for these efforts.

Our tenant base includes entities in the pharmaceutical, biotechnology, medical device, science, technology, and related industries; academic institutions; government institutions; and private foundations. Our tenants base their research and development budgets on several factors, including the need to develop new products, the availability of government and other funding, competition, and the general availability of resources.

Research and development budgets fluctuate due to changes in available resources, research priorities, general economic conditions, institutional and government budgetary limitations, and mergers and consolidations of entities. Our business could be adversely impacted by a significant decrease in research and development expenditures by either our tenants or the science and technology industries.

Additionally, our tenants include research institutions whose funding is largely dependent on grants from government agencies, such as the National Institutes of Health, the National Science Foundation, and similar agencies or organizations. U.S. government funding of research and development is subject to the political process, which is often unpredictable. Other programs, such as Homeland Security or defense, could be viewed by the government as higher priorities. Additionally, proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the National Institutes of Health and other U.S government agencies that fund research and development activities.  Any shift away from funding of research and development or delays surrounding the approval of government budget proposals may adversely impact our tenants’ operations, which in turn may impact their ability to make lease payments to us and thus adversely impact our results of operations.

Our life science tenants are subject to a number of risks unique to their industry, including (i) high levels of regulation, (ii) failures in the safety and efficacy of their products, (iii) significant funding requirements for product research and development, and (iv) changes in technology, patent expiration, and intellectual property protection. These risks, including the following, may adversely affect their ability to make rental payments to us or satisfy their other lease obligations and consequently may materially adversely affect our business, results of operations, financial condition, and stock price.

High levels of regulation

•
Drugs that are developed and manufactured by some of our tenants require regulatory approval, including the approval of the U.S. Food and Drug Administration, prior to being made, marketed, sold, and used. The regulatory approval process to manufacture and market drugs is costly, typically takes several years, requires validation through clinical trials and the use of substantial resources, and is often unpredictable. A tenant may fail to obtain or may experience significant delays in obtaining these approvals. Even if the tenant obtains regulatory approvals, marketed products will be subject to ongoing regulatory review and potential loss of approvals.

•
The ability of some of our tenants to commercialize any future products successfully will depend in part on the coverage and reimbursement levels set by government authorities, private health insurers, and other third-party payers. Additionally, reimbursements may decrease in the future.

Failures in the safety and efficacy of their products

•	Some of our tenants developing potential products may find that their products are not effective, or even are harmful, when tested in humans.

•
Some of our tenants depend upon the commercial success of certain products. Even if a product made by a tenant is successfully developed and proven safe and effective in human clinical trials, and the requisite regulatory approvals are obtained, subsequent discovery of safety issues with these products could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, loss of approval, withdrawal of products from the market, and the imposition of fines or criminal penalties.

•	A drug made by a tenant may not be well accepted by doctors and patients, or may be less effective or accepted than a competitor’s drug, even if it is successfully developed.

•
The negative results of safety signals arising from the clinical trials of the competitors of our tenants may prompt regulatory agencies to take actions that may adversely affect the clinical trials or products of our tenants.

Significant funding requirements for product research and development

•
Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from venture capital firms; private investors; the public markets; companies in the life science industry; or federal, state, and local governments. Such funding may become unavailable or difficult to obtain. The ability of each tenant to raise capital will depend on its financial and operating condition, viability of their products, and the overall condition of the financial, banking, and economic environment.

•
Even with sufficient funding, some of our tenants may not be able to discover or identify potential drug targets in humans, or potential drugs for use in humans, or to create tools or technologies that are commercially useful in the discovery or identification of potential drug targets or drugs.

•	Some of our tenants may not be able to successfully manufacture their drugs economically, even if such drugs are proven through human clinical trials to be safe and effective in humans.

•	Marketed products also face commercialization risk, and tenants may never realize projected levels of product utilization or revenues.

•	Negative news regarding the products, the clinical trials, or other business developments of our tenants may cause their stock price or credit profile to deteriorate.

Changes in technology, patent expiration, and intellectual property protection

•
Our tenants sell products and services in an industry that is characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements, evolving industry standards, and uncertainty over the implementation of new healthcare reform legislation, which may cause them to lose competitive positions and adversely affect their operations.

•
Some of our tenants and their licensor require patent, copyright, or trade secret protection to develop, make, market, and sell their products and technologies. A tenant may be unable to commercialize its products or technologies if patents covering such products or technologies are not issued or are successfully challenged, narrowed, invalidated, or circumvented by third parties, or if the tenant fails to obtain licenses to the discoveries of third parties necessary to commercialize its products or technologies.

•
Many of our tenants depend upon patents to provide exclusive marketing rights for their products. As their product patents expire, competitors of these tenants may be able to legally produce and market products similar to those products of our tenants, which could have a material adverse effect on their sales and results of operations.

We cannot assure our stockholders that our life science industry tenants will be able to develop, make, market, or sell their products and technologies due to the risks inherent in the life science industry. Any life science industry tenant that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making rental payments to us or satisfying their other lease obligations to us. Such risks may also decrease the credit quality of our life science industry tenants or cause us to expend more funds and resources on the space leased by these tenants than we originally anticipated. The increased burden on our resources due to adverse developments relating to our life science industry tenants may cause us to achieve lower-than-expected yields on the space leased by these tenants. Negative news relating to our more significant life science industry tenants may also adversely impact our stock price.

Our technology industry tenants are subject to a number of risks unique to their industry, including (i) an uncertain regulatory environment, (ii) rapid technological changes, (iii) a dependency on the maintenance and security of the Internet infrastructure, (iv) significant funding requirements for product research and development, and (v) inadequate intellectual property protections. These risks, including the following, may adversely affect their ability to make rental payments to us or satisfy their other lease obligations and consequently may materially adversely affect our business, results of operations, financial condition, and stock price.

Uncertain regulatory environment

•
Laws and regulations governing the Internet, e-commerce, electronic devices, and other services are evolving. Existing and future laws and regulations may impede the growth of our technology industry tenants. These laws and regulations may cover, among other areas, taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, business licensing, and consumer protection.

Rapid technological changes

•
The technology industry is characterized by rapid changes in customer requirements and preferences, frequent new product and service introductions, and the emergence of new industry standards and practices. A failure to respond in a timely manner to these market conditions could materially impair the operations of our technology industry tenants.

Dependency on the maintenance and security of the Internet infrastructure

•
Some of our tenants depend on continued and unimpeded access to the Internet by users of their products and services, as well as access to mobile networks. Internet service providers and mobile network operators may be able to block, degrade, or charge additional fees to these tenants or users.

•
The Internet has experienced, and is likely to continue to experience, outages and other delays. These outages and delays, as well as problems caused by computer malware, viruses, worms, and similar programs, may materially affect the ability of our technology industry tenants to conduct business.

•	Security breaches or network attacks may delay or interrupt the services provided by our tenants and could harm their reputations or subject them to significant liability.

Significant funding requirements for product research and development

•
Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from venture capital firms; private investors; the public markets; companies in the technology industry; or federal, state, and local governments. Such funding may become unavailable or difficult to obtain. The ability of each tenant to raise capital will depend on its financial and operating condition, viability of their products, and the overall condition of the financial, banking, and economic environment.

•	Even with sufficient funding, some of our tenants may not be able to discover or identify potential customers or may not be able to create tools or technologies that are commercially useful.

•	Some of our tenants may not be able to successfully manufacture their products economically.

•	Marketed products also face commercialization risk, and tenants may never realize projected levels of product utilization or revenues.

•	Negative news regarding the products or other business developments of our tenants may cause their stock price or credit profile to deteriorate.

Inadequate intellectual property protections

•
The products and services provided by some of our tenants are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent them from enforcing or defending their proprietary technologies. These tenants may also face legal risks arising out of user-generated content.

•
Trademark, copyright, patent, domain name, trade dress, and trade secret protection is very expensive to maintain and may require our technology industry tenants to incur significant costs to protect their intellectual property rights.

We cannot assure our stockholders that our technology industry tenants will be able to develop, make, market, or sell their products and services due to the risks inherent in the technology industry. Any technology industry tenant that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making rental payments to us or satisfying their other lease obligations to us. Such risks may also decrease the credit quality of our technology industry tenants or cause us to expend more funds and resources on the space leased by these tenants than we originally anticipated. The increased burden on our resources due to adverse developments relating to our technology industry tenants may cause us to achieve lower-than-expected yields on the space leased by these tenants. Negative news relating to our more significant technology industry tenants may also adversely impact our stock price.

Government factors

Negative impact on economic growth resulting from the combination of federal income tax increases, debt policy, and government spending restrictions may adversely affect our results of operations.

Global macroeconomic conditions affect our tenants’ businesses. Developments such as the recent recession and instability in the banking and government sectors of the U.S., Europe, and Asia and/or the negative impact on economic growth resulting from the combination of government tax increases, debt policy, and spending restrictions, may have an adverse effect on our revenue growth and profitability. Volatile, negative, or uncertain economic conditions could undermine business confidence in our significant markets or in other markets and cause our tenants to reduce or defer their spending, which would negatively affect our business. Growth in the markets we serve could be at a slow rate or could stagnate or contract in each case, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographic regions in which we operate and the industries we serve may in the future affect demand for our services. A material portion of our revenues and profitability is derived from our tenants in North America, some of which derive significant revenues from their international operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and to effectively build our revenue and spending plans. Economic volatility and uncertainty are particularly challenging because it may take some time for the effects and resulting changes in demand patterns to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our results of operations. These risks may impact our overall liquidity, our borrowing costs, or the market price of our common stock.

Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment and adversely impact our results of operations.

The Budget Control Act of 2011 provides for a reduction of $1.1 trillion of U.S. federal government discretionary spending over the next decade through a series of automatic, across-the-board spending cuts known as sequestration. Although the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, delayed the effective date of sequestration to provide an additional opportunity for the U.S. Congress and the President to agree on alternative deficit reduction options, sequestration went into effect on March 1, 2013, and will remain in effect in the absence of further legislative action.

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. The U.S. Congress has authority to raise or suspend the debt ceiling and has done so in the past. For example, in 2011, the U.S. Congress raised the debt ceiling by enacting the Budget Control Act of 2011, which resulted in sequestration and the lowering of the credit rating of the U.S. federal government. The U.S. Congress temporarily increased the debt ceiling following a partial shutdown of the U.S. federal government in October 2013, and in February 2014 adopted legislation to suspend the debt ceiling until March 15, 2015. On March 16, 2015, the debt ceiling was raised, and on October 30, 2015, it was suspended again until March 15, 2017. Absent an increase in, or further suspensions to, the debt ceiling in 2017, the U.S. federal government may partially shut down again and/or default on its existing loans as a result of reaching the debt ceiling.

An inability of the U.S. federal government to manage its fiscal matters, reduce the duration and scope of sequestration, or manage its debt may result in the loss of economic confidence domestically and globally, reduce investment spending, increase borrowing costs, impact availability and cost of capital, and significantly reduce economic activity. Furthermore, a failure by the U.S. federal government to enact appropriate fiscal legislation may significantly impact the national and global economic and financial environment and affect our business and the businesses of our tenants. If economic conditions severely deteriorate as a result of government fiscal gridlock, our tenants’ operations could be adversely affected, which could adversely impact our financial condition and results of operations. These risks may also impact our overall liquidity, our borrowing costs, or the market price of our common stock.

Monetary policy actions by the U.S Federal Reserve could adversely impact our financial condition and our ability to make distributions to our stockholders.

In December 2015, the U.S. Federal Reserve raised the target range for the federal funds rate to a range from 0.25 to 0.5 percent. This decision ended the low-interest-rate policy that was in effect for the last seven years. The targeted federal funds rate increase will likely result in an increase in market interest rates, which may increase our interest expense under our unhedged variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such, unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

Actual and anticipated changes to the regulations of the healthcare system may have a negative impact on the pricing of drugs, cost of healthcare coverage, and reimbursement of healthcare services and products.

The U.S. Food and Drug Administration and comparable agencies in other jurisdictions directly regulate many critical activities of science, technology, and healthcare industries, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, and product risk management. In both domestic and foreign markets, sales of products depend in part on the availability and amount of reimbursement by third-party payers, including governments and private health plans. Governments may regulate coverage, reimbursement, and pricing of products to control cost or affect utilization of products. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Substantial uncertainty exists regarding the reimbursement by third-party payers of newly approved healthcare products. The U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. Government and other regulatory oversight and future regulatory and government interference with the healthcare systems may adversely impact our tenants’ businesses and our business.

Healthcare matters, including the cost of drugs and marketing practices of biotechnology companies, appear to be one of the top issues of the 2016 presidential campaigns. The views shared by certain candidates that drugs should be more affordable proved to be powerful enough to negatively affect stock prices in the biotechnology sector. As the 2016 Presidential campaign progresses and if the subject of more affordable healthcare gains stronger electorate support, we expect further volatility in biotechnology stocks and further pressure on the cost of drugs, which may negatively affect the operations of our tenants and our business.

U.S. government tenants may not receive anticipated appropriations, which could hinder their ability to pay us.

U.S. government tenants are subject to government funding. If one or more of our U.S. government tenants fail to receive anticipated appropriations, we may not be able to collect rental amounts due to us. In addition, recent budgetary pressures have resulted in, and may continue to result in, reduced allocations to government agencies that fund research and development activities, such as the National Institutes of Health. For instance, the National Institutes of Health budget has been, and may continue to be, significantly impacted by the sequestration provisions of the Budget Control Act of 2011 that became effective on March 1, 2013. Past proposals to reduce budget deficits have included reduced National Institutes of Health and other research and development budgets. Any shift away from the funding of research and development or delays surrounding the approval of government budget proposals may cause our tenants to default on rental payments or delay or forgo leasing our rental space, which could adversely affect our business, financial condition, or results of operations. In addition, defaults under leases with U.S. government tenants are governed by federal statute and not by state eviction or rent deficiency laws. As of December 31, 2015, leases with U.S. government tenants at our properties accounted for approximately 2.4% of our aggregate ABR.

Some of our tenants may be subject to increasing government price controls and other healthcare cost-containment measures.

Government healthcare cost-containment measures can significantly affect our tenants’ revenue and profitability. In many countries outside the U.S., government agencies strictly control, directly or indirectly, the prices at which our pharmaceutical industry tenants’ products are sold. In the U.S., our pharmaceutical industry tenants are subject to substantial pricing pressures from state Medicaid programs, private insurance programs, and pharmacy benefit managers, and implementation of the recently enacted U.S. healthcare reform legislation is increasing these pricing pressures. In addition, many state legislative proposals could further negatively affect pricing and/or reimbursement for our pharmaceutical industry tenants’ products. We anticipate that pricing pressures from both governments and private payers inside and outside the U.S. will become more severe over time.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows, or financial condition.

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

The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act contemplates that most swaps will be required to be cleared through a registered clearing facility and traded on a designated exchange or swap execution facility. There are some exceptions to these requirements for entities that use swaps to hedge or mitigate commercial risk. While we may ultimately be eligible for such exceptions, the scope of these exceptions is currently uncertain, pending further definition through rule-making proceedings. Among the other provisions of the Dodd-Frank Act that may affect derivative transactions are those relating to the establishment of capital and margin requirements for certain derivative participants; establishment of business conduct standards, recordkeeping requirements, and reporting requirements; and imposition of position limits. Although the Dodd-Frank Act includes significant new provisions regarding the regulation of derivatives, the impact of those requirements will not be known definitively until all regulations have been adopted by the SEC and the Commodity Futures Trading Commission. The new legislation and any new regulations could result in future increases to the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of hedge counterparties available to us.

Global factors

A global financial crisis, high structural unemployment levels, and other events or circumstances beyond our control may adversely affect our industry, business, results of operations, contractual commitments, and access to capital.

What began initially in 2007 and 2008 as a “subprime” mortgage crisis turned into an extraordinary U.S. and worldwide structural economic and financial crisis, coupled with the rapid decline of the consumer economy. From 2008 through 2010, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. contributed to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. These factors, combined with volatile oil prices and fluctuating business and consumer confidence, precipitated a steep economic decline. From 2011 through 2015, the U.S. economy showed significant signs of improvement, but other economies around the world, including Europe, Japan, and China, continue to demonstrate sluggish, stagnant or slowing growth. Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system. Consumers and money managers have liquidated and may liquidate equity investments, and consumers and banks have held and may hold cash and other lower-risk investments, which has resulted in significant and, in some cases, catastrophic declines in the equity capitalization of companies and failures of financial institutions. Although U.S. bank earnings and liquidity are on the rebound, the potential of significant future bank credit losses creates uncertainty for the lending outlook.

Further downgrades of the U.S. government’s sovereign credit rating and an economic crisis in Europe could negatively impact our liquidity, financial condition, and earnings.

Previous U.S. debt ceiling and budget deficit concerns, together with sovereign debt conditions in Europe, have increased the possibility of additional downgrades of sovereign credit ratings and economic slowdowns. Although U.S. lawmakers passed a spending bill in December 2015 to fund the federal government through most of 2016, there is no guarantee that future debt ceiling or federal spending legislation won’t fail.

Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. Recently, Standard & Poor’s Ratings Services issued a stable outlook on the U.S. credit rating; however, further fiscal impasses within the federal government may result in future downgrades. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions.

In addition, certain European nations experienced in the recent past varying degrees of financial stress, including Greece, Ireland, Italy, Portugal, and Spain. Despite assistance packages to Greece, Ireland, Portugal, and Spain, the creation of the European Financial Stability Facility and the European Financial Stabilisation Mechanism, and the recent announcement of the creation of a quantitative easing program by the European Central Bank, we do not know whether the prior sovereign financial difficulties within the European Union governments will reemerge with a higher degree of negative impact to the financial markets. Market concerns over the direct and indirect exposure of European banks and insurers to these European Union peripheral nations have resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. There can be no assurance that government or other measures to aid economic recovery will be effective.

These developments, and concerns over the U.S. government’s fiscal policies in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the lowered credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on the market price of our common stock. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

Financial volatility and geopolitical instability outside of the U.S. may adversely impact the U.S. and global economies.

Several emerging-market economies, including Argentina, Venezuela, Ukraine, Hungary, and Thailand, continue to experience financial and economic trouble. Other emerging economies, including Russia, Brazil, Afghanistan, and Iraq, have also reported significant economic issues, including fiscal deficits, falling growth rates, and political instability from on going geopolitical conflicts and uncertainties. Further, China, the world’s second largest economy, has lowered its growth expectations following several years of declining growth rates. It is not possible to predict whether this economic and political turmoil might negatively impact the developed economies around the world, including the U.S. If these macroeconomic and political issues are not managed appropriately, they could lead to currency, sovereign debt, or banking crises and other financial turmoil and uncertainty. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to risks from potential fluctuations in exchange rates between the U.S. dollar and foreign currencies.

We have properties and operations in countries where the U.S. dollar is not the local currency, and we thus are subject to international currency risk from the potential fluctuations in exchange rates between the U.S. dollar and the local currency. A significant decrease or volatility in the value of the Canadian dollar, Indian rupee, Chinese renminbi, or other currencies in countries where we may have an investment could materially affect our results of operations. We may attempt to mitigate such effects by borrowing in the local foreign currency in which we invest. Any international currency gain recognized with respect to changes in exchange rates may not qualify under gross income tests that we must satisfy annually in order to qualify and maintain our status as a REIT.

Changes in the method of determining LIBOR may adversely affect interest expense related to outstanding debt.

We hold certain instruments in our debt profile in which interest rates move in direct relation to LIBOR, depending on our selection of borrowing options. Beginning in 2008, concerns have been raised that some of the member banks surveyed by the BBA in connection with the calculation of daily LIBOR across a range of maturities and currencies may have underreported, overreported, or otherwise manipulated the interbank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that might have resulted from reporting interbank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with a number of their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations have been instigated by regulators and government authorities in various jurisdictions. Other member banks may also enter into such settlements with, or have proceedings brought by, their regulators or law enforcement agencies in the future. If manipulation of LIBOR occurred, it may have resulted in LIBOR’s having been artificially lower (or higher) than it would otherwise have been. Any such manipulation could have occurred over a substantial period of time.

On September 28, 2012, British regulators published a report on the review of LIBOR. The report concluded that LIBOR should be retained as a benchmark but recommended a comprehensive reform of LIBOR, including replacing the BBA with a new independent administrator of LIBOR. Based on this report, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (“FCA”) were published and came into effect on April 2, 2013 (the “FCA Rules”). In particular, the FCA Rules include requirements that (i) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior and (ii) firms submitting data to LIBOR establish and maintain a clear conflicts-of-interest policy and appropriate systems and controls. In response, ICE Benchmark Administration Limited (“IBA”) was appointed as the independent LIBOR administrator, effective in early 2014. It is not possible to predict the effect of the FCA Rules, any changes in the methods pursuant to which LIBOR is determined, the administration of LIBOR by IBA, and any other reforms to LIBOR that will be enacted in the United Kingdom and elsewhere. In addition, any changes announced by the FCA, the BBA, IBA, or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which LIBOR is determined, as well as manipulative practices or the cessation thereof, may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the level of the index. Fluctuation or discontinuation of LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments. We rely on interest rate swaps to mitigate our exposure to such interest rate risk on a portion of our debt obligations. However, there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.

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

Since approving the Basel III Standards, U.S. regulators have also issued rules that impose upon the most systemically significant banking organizations in the U.S. supplementary leverage ratio standards (the “SLR Standards”) more stringent than those of the Basel III Standards. In addition, U.S. regulators have recently proposed a rule that establishes a methodology to identify whether a U.S. bank holding company is a global systemically important banking organization (“GSIB”). Any firm identified as a GSIB would be subject to a risk-based capital surcharge that is calibrated based on its systemic risk profile. Under the proposed rule, the capital surcharge would be phased in beginning on January 1, 2016, and would become fully effective on January 1, 2019.

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

U.S. regulators have also issued and proposed rules that impose additional restrictions on the business activities of financial institutions, including their trading and investment activities. For example, in December 2013, U.S. regulators adopted a final rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits certain U.S. and foreign financial institutions from investing in or sponsoring “covered funds,” which include private equity funds or hedge funds and certain other proprietary activities. The effects of the Volcker Rule are uncertain, but it is in any event likely to curtail various banking activities that in turn could result in uncertainties in the financial markets.

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

The global financial crisis and the aggressive reaction of the government and accounting profession thereto have occurred against a backdrop of increasing globalization and internationalization of financial and securities regulation that began prior to the recent financial crisis. As a result of this ongoing trend, financial and investment activities previously regulated almost exclusively at a local or national level are increasingly being regulated, or at least coordinated, on an international basis, with national rule-making and standard-setting groups relinquishing varying degrees of local and national control to achieve more uniform regulation and reduce the ability of market participants to engage in regulatory arbitrage between jurisdictions. This globalization trend has continued, arguably with an increased sense of urgency and importance, since the financial crisis.

This high degree of regulatory uncertainty, coupled with considerable additional uncertainty regarding the underlying condition and prospects of global, domestic, and local economies, has created a business environment that makes business planning and projections even more uncertain than is ordinarily the case for businesses in the financial and real estate sectors.

In the commercial real estate sector in which we operate, the uncertainties posed by various initiatives of accounting standard-setting authorities to fundamentally rewrite major bodies of accounting literature constitute a significant source of uncertainty as to the basic rules of business engagement. Changes in accounting standards and requirements, including the potential requirement that U.S. public companies prepare financial statements in accordance with international accounting standards, proposed lease standards, and the adoption of accounting standards likely to require the increased use of “fair value” measures, may have a significant effect on our financial results and on the results of our tenants, which would in turn have a secondary impact on us. New accounting pronouncements and interpretations of existing pronouncements are likely to continue to occur at an accelerated pace as a result of recent Congressional and regulatory actions and continuing efforts by the accounting profession itself to reform and modernize its principles and procedures.

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

The federal legislative response culminated in the enactment on July 21, 2010, of the Dodd-Frank Act. The Dodd-Frank Act contains far-reaching provisions that substantially revise, or provide for the revision of, longstanding, fundamental rules governing the banking and investment banking industries and provide for the broad restructuring of the regulatory authorities in these areas. The Dodd-Frank Act has resulted in, and is expected to continue to result in, profound changes in the ground rules for financial business activities in the U.S.

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

We may incur significant costs in complying with the Americans with Disabilities Act and similar laws.

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

We may incur significant costs in complying with environmental laws.

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

These proposals may or may not ultimately be implemented by the Boards. If some or all of the current proposals were to become final standards, our financial condition, results of operations, or market price of common stock could be significantly impacted. Such potential impacts include, without limitation:

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

Changes in lease accounting standards could also potentially impact the structure and terms of future leases since our tenants may seek to limit lease terms to avoid recognizing lease obligations on their financial statements.

Changes in the system for establishing U.S. accounting standards may result in adverse fluctuations in our reported asset and liability values and earnings and may materially and adversely affect our reported results of operations.

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

We are currently evaluating the impact of the adoption of IFRS on our financial condition and results of operations. Such evaluation cannot be completed, however, without more clarity regarding the specific proposed standards that will be adopted. Until there is more certainty with respect to the standards to be adopted, prospective investors should consider that our conversion to IFRS could have a material adverse impact on our reported results of operations.

Changes in financial accounting standards may adversely impact our financial debt covenants.

Certain debt agreements, including those related to our unsecured senior line of credit and unsecured senior bank term loans, contain financial covenants whose calculations are based on current GAAP. Our unsecured senior notes payable contain financial covenants that are calculated based on GAAP at the date the instruments were issued. Our unsecured senior line of credit and unsecured senior bank term loan agreements provide that our financial debt covenants be renegotiated in good faith to preserve the original intent of the existing financial covenant when such covenant is affected by an accounting standard change. For those debt agreements that require the renegotiation of financial covenants upon changes in accounting standards, there is no assurance that we will be successful in such negotiations or that the renegotiated covenants will not be more restrictive to us.

We face possible risks associated with the physical effects of climate change.

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. For example, most of our properties are located along the east and west coasts of the U.S. To the extent that climate change impacts changes in weather patterns, our markets could experience increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for space at our properties or in our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of, or availability of, property insurance on terms we find acceptable, by increasing the cost of energy, and by increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations, or business.

Extreme weather or natural disasters may cause property damage or disrupt business, which could harm our business and operating results.

We have properties located in areas that may be subject to extreme weather and natural disasters, including, but not limited to, earthquakes, winds, floods, hurricanes, and fires. Such conditions may damage our properties, disrupt our operations, and adversely impact our tenants’ operations. There can be no assurance that such conditions will not have a material adverse effect on our properties, operations, or business.

Terrorist attacks may have an adverse impact on our business and operating results and could decrease the value of our assets.

Terrorist attacks such as those that took place on September 11, 2001, could have a material adverse impact on our business, our operating results, and the market price of our common stock. Future terrorist attacks may result in declining economic activity, which could reduce the demand for, and the value of, our properties. To the extent that future terrorist attacks impact our tenants, their businesses similarly could be adversely affected, including their ability to continue to honor their lease obligations.

Our business and operations would suffer in the event of information technology system failures.

Despite system redundancy, the implementation of security measures, and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunications failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional significant costs to remedy damages caused by such disruptions.

Security breaches through cyber-attacks, cyber-intrusions, or other methods could disrupt our information technology networks and related systems.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or other methods, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.

Information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including managing our building systems. They also may be critical to the operations of certain of our tenants and our service providers. Although we make efforts to maintain the security and integrity of these types of networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and in fact may not be detected. While to date we have not experienced a cyber-attack or cyber-intrusion, we may be unable to anticipate or to implement adequate security barriers or other preventive measures. A security breach or other significant disruption involving our information technology networks and related systems could:

•	Disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	Result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;

•	Result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
Result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of, proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;

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

Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2015, we had 199 properties containing approximately 20.1 million RSF of operating properties and development and redevelopment projects under construction or pre-construction, including eight consolidated real estate joint ventures and two unconsolidated real estate joint ventures. Property statistics presented are for our managed properties, which includes both consolidated properties and unconsolidated properties at 100% of each property’s respective ABR and RSF, unless otherwise noted. The occupancy percentage of our operating properties in North America was 97.2% as of December 31, 2015. The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of science and technology tenants. These improvements typically are generic rather than specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of tenants. Improvements to our properties typically include:

•	Reinforced concrete floors;

•	Upgraded roof loading capacity;

•	Increased floor-to-ceiling heights;

•	Heavy-duty HVAC systems;

•	Enhanced environmental control technology;

•	Significantly upgraded electrical, gas, and plumbing infrastructure; and

•	Laboratory benches.

As of December 31, 2015, we held a fee simple interest in each of our properties, with the exception of 28 properties that accounted for approximately 14% of our total number of properties. Of the 28 properties, we held 15 properties in the Greater Boston market, five properties in the San Francisco market, two properties in the New York City market, one property in the Maryland market, two properties in the Research Triangle Park market, and three properties in the Asia market pursuant to ground leasehold interests. As of December 31, 2015, our asset base also contained two land parcels in North America and two land parcels in India, which we held pursuant to ground leasehold interests. Refer to further discussion in our consolidated financial statements and notes thereto in “Item 15. Exhibits and Financial Statement Schedules” in this annual report on Form 10-K.

As of December 31, 2015, we had 568 leases with a total of 425 tenants, and 87, or 44%, of our 199 properties were single-tenant properties. Leases in our multi-tenant buildings typically have initial terms of five to 10 years, while the single-tenant building leases typically have initial terms of 10 to 20 years. As of December 31, 2015:

•	Investment-grade tenants represented 54% of our total ABR;

•
Approximately 96% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area, and other operating expenses (including increases thereto) in addition to base rent;

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

Increasing Cash Flows from Innovative, Diversified, and High-Quality Tenants
Total ABR from Investment-Grade Tenants	Diverse Tenant Base by ABR

54%

Top 20 ABR from Investment-Grade Tenants
81%
Solid Lease Duration (3)
8.3 Years

High-Quality Cash Flows from Class A Assets in AAA Locations
Focus in Key Locations

San Francisco
20%
New York City
9%
San Diego
16%
Seattle
5%
Maryland
8%
Research
Triangle Park
4%
Other
Submarkets
3%
Greater
Boston
35%

Class A Assets in AAA Locations
75%
of ARE’s Total ABR
% of ARE’s Total ABR

Consistent and Solid Demand for Class A Assets in AAA Locations Drives Solid Occupancy
Occupancy of Operating Properties Across Key Locations

96.5%
100.0%
99.7%
96.4%
99.6%
96.0%
97.6%
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle Park

Solid Occupancy (4)
95%
Over 10 Years

(1)	As of December 31, 2015.

(2)	Office and tech space compose 2.5% and 0.7% of ABR, respectively.

(3)	For top 20 tenants, representing 49.4% of total ABR.

(4)	Average occupancy of operating properties in North America as of December 31 for the last 10 years.

Location of properties

The locations of our properties are diversified among a number of top science and technology cluster submarkets. The following table sets forth, as of December 31, 2015, the total RSF and ABR of our properties by market (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	ABR
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	per RSF
Greater Boston	4,534,155	1,115,900	59,000	5,709,055	29%	44	$221,245	35%	$50.58
San Francisco	2,786,476	872,980	—	3,659,456	18	29	121,705	20	43.68
New York City	663,296	64,378	—	727,674	4	2	56,135	9	84.88
San Diego	3,017,030	420,364	515,362	3,952,756	20	51	100,379	16	34.53
Seattle	746,260	287,806	—	1,034,066	5	11	33,113	5	44.54
Maryland	2,085,196	—	—	2,085,196	10	28	50,114	8	25.02
Research Triangle Park	1,043,211	—	—	1,043,211	5	15	22,716	4	22.31
Canada	322,967	—	—	322,967	2	4	7,661	1	23.88
Non-cluster markets	268,689	—	—	268,689	1	6	5,614	1	26.13
North America	15,467,280	2,761,428	574,362	18,803,070	94	190	618,682	99	41.17
Asia	1,199,714	—	—	1,199,714	6	8	7,768	1	9.19
Subtotal	16,666,994	2,761,428	574,362	20,002,784	100	198	626,450	100	39.46
Properties “held for sale”	71,000	—	—	71,000	—	1	1,048	—	14.76
Total	16,737,994	2,761,428	574,362	20,073,784	100%	199	$627,498	100%	$39.35

RSF, number of properties, and ABR amounts include 100% of the properties managed by us.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	12/31/15		12/31/14	12/31/13	12/31/15	12/31/14	12/31/13
Greater Boston	96.5%	(1)	98.8%	96.8%	95.2%	95.9%	96.8%
San Francisco	100.0		98.9	97.7	100.0	98.9	97.7
New York City	99.7		99.4	99.1	99.7	99.4	99.1
San Diego	96.4		96.5	96.5	82.3	95.5	94.5
Seattle	99.6		94.8	90.7	99.6	94.8	90.7
Maryland	96.0		92.5	92.0	96.0	92.5	92.0
Research Triangle Park	97.6		99.1	98.4	97.6	99.1	98.4
Subtotal	97.4		97.2	96.0	93.8	96.2	95.6
Canada	99.3		97.6	96.8	99.3	97.6	96.8
Non-cluster markets	80.0		87.4	89.0	80.0	87.4	89.0
North America	97.2%		97.0%	95.9%	93.7%	96.1%	95.5%

Occupancy amounts include 100% of properties managed by us.

(1)
The decline from December 31, 2014, is primarily driven by a 128,325 RSF full-building lease that expired at 19 Presidential Way in our Route 128 submarket. We have leased 68,031 RSF with delivery/occupancy scheduled for the first half of 2016.

Tenants
81% of ABR from Investment-Grade Tenants
(as a percentage of ABR from top 20 tenants)

Our properties are leased to a high-quality and diverse group of tenants, with no tenant accounting for more than 5.1% of our ABR. The following table sets forth information regarding leases with our 20 largest tenants based upon ABR as of December 31, 2015 (dollars in thousands):

		Remaining Lease Term in Years (1)	Aggregate RSF				Investment-Grade Ratings
	Tenant				ABR	Percentage of Aggregate ABR	Fitch	Moody’s	S&P
1	Novartis AG	2.0	608,561		$31,736	5.1%	AA	Aa3	AA-
2	ARIAD Pharmaceuticals, Inc.	14.3	386,111	(2)	29,994	4.8	—	—	—
3	Illumina, Inc.	14.2	595,886		25,452	4.0	—	—	BBB
4	New York University	14.5	209,224		20,354	3.2	—	Aa3	AA-
5	Eli Lilly and Company	7.2	287,527		19,309	3.1	A	A2	AA-
6	Amgen Inc.	7.3	473,369		17,521	2.8	BBB	Baa1	A
7	Roche	4.7	343,772		16,517	2.6	AA	A1	AA
8	Dana-Farber Cancer Institute, Inc.	14.5	203,090		15,038	2.4	—	A1	—
9	Celgene Corporation	6.2	373,797		15,028	2.4	—	Baa2	BBB+
10	United States Government	9.4	263,147		14,778	2.4	AAA	Aaa	AA+
11	FibroGen, Inc.	7.9	234,249		14,278	2.3	—	—	—
12	Biogen Inc.	12.4	313,872		13,735	2.2	—	Baa1	A-
13	Massachusetts Institute of Technology	4.1	233,582		12,409	2.0	—	Aaa	AAA
14	GlaxoSmithKline plc	3.7	296,604		11,325	1.8	A+	A2	A+
15	Bristol-Myers Squibb Company	3.2	251,316		10,743	1.7	A-	A2	A+
16	The Regents of the University of California	7.8	230,633		10,391	1.6	AA	Aa2	AA
17	The Scripps Research Institute	2.1	218,031		9,738	1.5	AA-	Aa3	—
18	Sanofi	5.6	179,697		8,105	1.3	AA-	A1	AA
19	Alnylam Pharmaceuticals, Inc.	5.8	129,424		7,314	1.2	—	—	—
20	Sumitomo Dainippon Pharma Co., Ltd.	7.3	106,232		6,501	1.0	—	—	—
	Total/weighted average	8.3	5,938,124		$310,266	49.4%

ABR and RSF amounts include 100% of the properties managed by us.

(1)	Based on percentage of aggregate ABR in effect as of December 31, 2015.

(2)
In August 2015, ARIAD entered into a sublease for 163,186 RSF at 75 Binney Street for an initial lease term of 10 years with IBM Watson Health, a digital health venture of IBM. IBM holds investment-grade ratings of A+ (Fitch), Aa3 (Moody’s), and AA- (S&P) and has the option to extend the sublease term through the end of the ARIAD lease in March 2030, at 75/125 Binney Street.

Property listing

The following table provides certain information about our properties as of December 31, 2015 (dollars in thousands):

							Occupancy Percentage
	RSF				Number of Properties
						ABR	Operating		Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Greater Boston
Cambridge/Inner Suburbs
Alexandria Center® at Kendall Square
50/60, 100, and 75/125 Binney Street, 161 and 215 First Street, 150 Second Street, 300 Third Street, and 11 Hurley Street	1,056,522	961,960	59,000	2,077,482	9	$61,436	97.8%		92.6%
225 Binney Street (consolidated joint venture – 30% ownership)	305,212	—	—	305,212	1	13,278	100.0		100.0
Alexandria Technology Square®	1,181,635	—	—	1,181,635	7	71,012	99.9		99.9
100, 200, 300, 400, 500, 600, and 700 Technology Square
480/500 Arsenal Street	234,260	—	—	234,260	2	8,880	100.0		100.0
640 Memorial Drive	225,504	—	—	225,504	1	13,717	100.0		100.0
780/790 Memorial Drive	99,658	—	—	99,658	2	6,787	100.0		100.0
167 Sidney Street/99 Erie Street	54,549	—	—	54,549	2	2,715	100.0		100.0
79/96 Thirteenth Street Charlestown Navy Yard	25,309	—	—	25,309	1	620	100.0		100.0
Cambridge/Inner Suburbs	3,182,649	961,960	59,000	4,203,609	25	178,445	99.2		97.4
Longwood Medical Area
360 Longwood Avenue (unconsolidated joint venture – 27.5% ownership)	259,859	153,940	—	413,799	1	19,010	100.0		100.0
Route 128
Alexandria Park at 128	343,882	—	—	343,882	8	9,452	98.1		98.1
3, 6, and 8 Preston Court; 29, 35, and 44 Hartwell Avenue; 35, 45, and 47 Wiggins Avenue; and 60 Westview Street
19 Presidential Way	128,325	—	—	128,325	1	—	—	(1)	—
225 Second Avenue	112,500	—	—	112,500	1	4,019	100.0		100.0
100 Beaver Street	82,330	—	—	82,330	1	3,064	100.0		100.0
285 Bear Hill Road	26,270	—	—	26,270	1	926	100.0		100.0
Route 128	693,307	—	—	693,307	12	17,461	80.6		80.6
Route 495/Worcester
111/130 Forbes Boulevard	155,846	—	—	155,846	2	1,415	100.0		100.0
20 Walkup Drive	91,045	—	—	91,045	1	670	100.0		100.0
306 Belmont Street and 350 Plantation Street	90,690	—	—	90,690	2	1,479	100.0		100.0
30 Bearfoot Road	60,759	—	—	60,759	1	2,765	100.0		100.0
Route 495/Worcester	398,340	—	—	398,340	6	6,329	100.0		100.0
Greater Boston	4,534,155	1,115,900	59,000	5,709,055	44	$221,245	96.5%		95.2%

ABR, RSF, and occupancy include 100% of properties managed by us. (1) We have leased 68,031 RSF with delivery/occupancy scheduled for the first half of 2016.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties
						ABR	Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Francisco
Mission Bay/SoMa
409/499 Illinois Street (consolidated joint venture – 60% ownership)	455,069	—	—	455,069	2	$27,012	100.0%	100.0%
1455/1515 Third Street (unconsolidated joint venture – 51.0% ownership)	—	422,980	—	422,980	2	—	—	—
510 Townsend Street	—	300,000	—	300,000	1	—	—	—
455 Mission Bay Boulevard South	210,398	—	—	210,398	1	9,891	100.0	100.0
1500 Owens Street (consolidated joint venture – 50.1% ownership)	158,267	—	—	158,267	1	7,065	100.0	100.0
1700 Owens Street	157,340	—	—	157,340	1	10,131	100.0	100.0
505 Brannan Street	—	150,000	—	150,000	1	—	—	—
Mission Bay/SoMa	981,074	872,980	—	1,854,054	9	54,099	100.0	100.0
South San Francisco
Alexandria Technology Center® – Gateway	448,175	—	—	448,175	6	17,271	100.0	100.0
600, 630, 650, 681, 901, and 951 Gateway Boulevard
249/259/269 East Grand Avenue	407,369	—	—	407,369	3	16,573	100.0	100.0
400/450 East Jamie Court	163,035	—	—	163,035	2	6,028	100.0	100.0
500 Forbes Boulevard	155,685	—	—	155,685	1	5,540	100.0	100.0
7000 Shoreline Court	136,395	—	—	136,395	1	4,411	100.0	100.0
341/343 Oyster Point Boulevard	107,960	—	—	107,960	2	3,311	100.0	100.0
849/863 Mitten Road and 866 Malcolm Road	103,857	—	—	103,857	1	2,866	100.0	100.0
South San Francisco	1,522,476	—	—	1,522,476	16	56,000	100.0	100.0
Palo Alto/Stanford Research Park
2425 Garcia Avenue and 2400/2450 Bayshore Parkway	99,208	—	—	99,208	1	4,257	100.0	100.0
3165 Porter Drive	91,644	—	—	91,644	1	3,885	100.0	100.0
3350 West Bayshore Road	60,000	—	—	60,000	1	1,919	100.0	100.0
2625/2627/2631 Hanover Street	32,074	—	—	32,074	1	1,545	100.0	100.0
Palo Alto/Stanford Research Park	282,926	—	—	282,926	4	11,606	100.0	100.0
San Francisco	2,786,476	872,980	—	3,659,456	29	121,705	100.0	100.0

New York City
Manhattan
Alexandria Center® for Life Science	663,296	64,378	—	727,674	2	56,135	99.7	99.7
430 and 450 East 29th Street
New York City	663,296	64,378	—	727,674	2	$56,135	99.7%	99.7%

ABR, RSF, and occupancy include 100% of properties managed by us.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties
						ABR	Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Diego
Torrey Pines
ARE Spectrum	261,583	63,000	—	324,583	4	$8,424	100.0%	100.0%
3115/3215 Merryfield Row and 3013/3033 Science Park Road
ARE Nautilus	241,191	—	—	241,191	4	7,883	90.3	90.3
3530/3550 John Hopkins Court and 3535/3565 General Atomics Court
ARE Sunrise	231,526	—	—	231,526	3	8,845	100.0	100.0
10931, 10933, and 10975 North Torrey Pines Road, 3010 Science Park Road, and 10996 Torreyana Road
3545 Cray Court	116,556	—	—	116,556	1	4,827	100.0	100.0
11119 North Torrey Pines Road	72,506	—	—	72,506	1	2,774	100.0	100.0
Torrey Pines	923,362	63,000	—	986,362	13	32,753	97.5	97.5
University Town Center
5200 Illumina Way	497,078	295,609	—	792,687	6	19,522	100.0	100.0
Alexandria Center® for Life Science at Campus Pointe	449,759	—	304,326	754,085	2	17,894	100.0	59.6
10290 and 10300 Campus Point Drive
ARE Towne Centre	140,398	—	162,156	302,554	4	1,913	76.4	35.4
9363, 9373, 9393, and 9625 Towne Centre Drive
ARE Esplanade	180,208	61,755	—	241,963	4	6,978	100.0	100.0
4755, 4757, and 4767 Nexus Center Drive, and 4796 Executive Drive
9880 Campus Point Drive	71,510	—	—	71,510	1	2,774	100.0	100.0
University Town Center	1,338,953	357,364	466,482	2,162,799	17	49,081	97.5	72.3
Sorrento Mesa
5810/5820 and 6138/6146/6150 Nancy Ridge Drive	160,784	—	—	160,784	3	4,023	100.0	100.0
ARE Portola	105,812	—	—	105,812	3	2,153	70.0	70.0
6175, 6225, and 6275 Nancy Ridge Drive
10121/10151 Barnes Canyon Road	53,512	—	48,880	102,392	2	1,472	100.0	52.3
7330 Carroll Road	66,244	—	—	66,244	1	2,239	88.7	88.7
5871 Oberlin Drive	33,817	—	—	33,817	1	973	100.0	100.0
Sorrento Mesa	420,169	—	48,880	469,049	10	10,860	90.7	81.2
Sorrento Valley
11025/11035/11045/11055/11065/11075 Roselle Street	121,655	—	—	121,655	6	2,798	88.5	88.5
3985/4025/4031/4045 Sorrento Valley Boulevard	103,111	—	—	103,111	4	2,392	100.0	100.0
Sorrento Valley	224,766	—	—	224,766	10	5,190	93.7	93.7
I-15 Corridor
13112 Evening Creek Drive	109,780	—	—	109,780	1	2,495	100.0	100.0
San Diego	3,017,030	420,364	515,362	3,952,756	51	$100,379	96.4%	82.3%

ABR, RSF, and occupancy include 100% of properties managed by us.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties
						ABR	Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Seattle
Lake Union
400 Dexter Avenue North	—	287,806	—	287,806	1	$—	—%	—%
1201/1208 Eastlake Avenue East	203,369	—	—	203,369	2	8,748	100.0	100.0
1616 Eastlake Avenue East	168,708	—	—	168,708	1	8,229	98.3	98.3
1551 Eastlake Avenue East	117,482	—	—	117,482	1	4,209	100.0	100.0
199 East Blaine Street	115,084	—	—	115,084	1	6,165	100.0	100.0
219 Terry Avenue North	30,705	—	—	30,705	1	1,615	100.0	100.0
1600 Fairview Avenue East	27,991	—	—	27,991	1	1,133	100.0	100.0
Lake Union	663,339	287,806	—	951,145	8	30,099	99.6	99.6
Elliott Bay
3000/3018 Western Avenue	47,746	—	—	47,746	1	1,839	100.0	100.0
410 West Harrison/410 Elliott Avenue West	35,175	—	—	35,175	2	1,175	100.0	100.0
Elliott Bay	82,921	—	—	82,921	3	3,014	100.0	100.0
Seattle	746,260	287,806	—	1,034,066	11	33,113	99.6	99.6

Maryland
Rockville
9800 Medical Center Drive	282,436	—	—	282,436	4	12,445	100.0	100.0
1330 Piccard Drive	131,511	—	—	131,511	1	3,121	100.0	100.0
1500/1550 East Gude Drive	90,489	—	—	90,489	2	1,681	100.0	100.0
14920/15010 Broschart Road	86,703	—	—	86,703	2	1,873	100.0	100.0
1405 Research Boulevard	71,669	—	—	71,669	1	2,104	100.0	100.0
5 Research Place	63,852	—	—	63,852	1	2,389	100.0	100.0
9920 Medical Center Drive	58,733	—	—	58,733	1	455	100.0	100.0
5 Research Court	54,906	—	—	54,906	1	—	—	—
12301 Parklawn Drive	49,185	—	—	49,185	1	1,169	100.0	100.0
Rockville	889,484	—	—	889,484	14	25,237	93.8	93.8
Gaithersburg
Alexandria Technology Center® – Gaithersburg I	377,401	—	—	377,401	4	7,831	95.7	95.7
9 West Watkins Mill Road and 910, 930, and 940 Clopper Road
Alexandria Technology Center® – Gaithersburg II	237,137	—	—	237,137	5	6,008	99.0	99.0
708 Quince Orchard Road, 1300 Quince Orchard Boulevard, and 19, 20, and 22 Firstfield Road
401 Professional Drive	63,154	—	—	63,154	1	1,160	85.8	85.8
950 Wind River Lane	50,000	—	—	50,000	1	1,082	100.0	100.0
620 Professional Drive	27,950	—	—	27,950	1	1,191	100.0	100.0
Gaithersburg	755,642	—	—	755,642	12	17,272	96.3	96.3
Beltsville
8000/9000/10000 Virginia Manor Road	191,884	—	—	191,884	1	2,467	100.0	100.0
Northern Virginia
14225 Newbrook Drive	248,186	—	—	248,186	1	5,138	100.0	100.0
Maryland	2,085,196	—	—	2,085,196	28	$50,114	96.0%	96.0%
ABR, RSF, and occupancy include 100% of properties managed by us.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties
						ABR	Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Research Triangle Park
Research Triangle Park
Alexandria Technology Center® – Alston	186,870	—	—	186,870	3	$3,513	99.5%	99.5%
100, 800, and 801 Capitola Drive
108/110/112/114 TW Alexander Drive	158,417	—	—	158,417	1	4,537	100.0	100.0
Alexandria Innovation Center® – Research Triangle Park	135,677	—	—	135,677	3	2,941	100.0	100.0
7010, 7020, and 7030 Kit Creek Road
6 Davis Drive	100,000	—	—	100,000	1	1,062	100.0	100.0
7 Triangle Drive	96,626	—	—	96,626	1	3,156	100.0	100.0
407 Davis Drive	81,956	—	—	81,956	1	1,644	100.0	100.0
2525 East NC Highway 54	82,481	—	—	82,481	1	1,238	70.8	70.8
601 Keystone Park Drive	77,395	—	—	77,395	1	1,211	100.0	100.0
6040 George Watts Hill Drive	61,547	—	—	61,547	1	2,051	100.0	100.0
5 Triangle Drive	32,120	—	—	32,120	1	824	100.0	100.0
6101 Quadrangle Drive	30,122	—	—	30,122	1	539	100.0	100.0
Research Triangle Park	1,043,211	—	—	1,043,211	15	22,716	97.6	97.6

Canada	322,967	—	—	322,967	4	7,661	99.3	99.3

Non-cluster markets	268,689	—	—	268,689	6	5,614	80.0	80.0

North America	15,467,280	2,761,428	574,362	18,803,070	190	618,682	97.2	93.7

Asia
China	634,328	—	—	634,328	2	2,059	73.9	73.9
India	565,386	—	—	565,386	6	5,709	66.7	66.7
Asia	1,199,714	—	—	1,199,714	8	7,768	70.5%	70.5%

Subtotal	16,666,994	2,761,428	574,362	20,002,784	198	626,450

Properties “held for sale”
16020 Industrial Drive	71,000	—	—	71,000	1	1,048
Properties “held for sale”	71,000	—	—	71,000	1	1,048

Total	16,737,994	2,761,428	574,362	20,073,784	199	$627,498
ABR, RSF, and occupancy include 100% of properties managed by us.

Key real estate statistics

The following table presents information regarding our asset base, including unconsolidated real estate joint ventures, as of December 31, 2015, 2014, and 2013:

	December 31,
(Rentable square feet)	2015	2014	2013
Operating properties	16,737,994	16,727,985	15,534,238
Development properties	2,761,428	1,857,520	1,826,919
Redevelopment properties	574,362	143,777	99,873
RSF of total properties	20,073,784	18,729,282	17,461,030

Number of properties	199	193	184
Occupancy in North America at year-end – operating	97.2%	97.0%	95.9%
Occupancy in North America at year-end – operating and redevelopment	93.7%	96.1%	95.5%
ABR per occupied RSF – North America	$41.17	$38.68	$37.12

Leasing activity

•
Executed a total of 218 leases, with a weighted average lease term of 8.7 years, for 4,972,042 RSF, including 2,258,262 RSF related to our development and redevelopment projects during the year ended December 31, 2015

•
Achieved rental rate increases of 19.6% and 9.9% (cash basis) for lease renewals and re-leasing of space aggregating 2,209,893 RSF (included in 4,972,042 RSF above) during the year ended December 31, 2015

•	Increased the occupancy percentage for operating and redevelopment properties in North America by 20 bps to 97.2% during the year ended December 31, 2015.

Approximately 63% of the 218 leases executed during the year ended December 31, 2015, did not include concessions for free rent. During the year ended December 31, 2015, we granted tenant concessions/free rent averaging 2.7 months with respect to the 4,972,042 RSF leased.

The following chart presents renewed/re-leased space and development/redevelopment/previously vacant space leased for the years ended December 31, 2015, 2014, and 2013:

Lease structure

Our Same Properties (cash basis) NOI increase for the year ended December 31, 2015, of 4.7% and Same Properties operating margin of 69% benefited significantly from our favorable lease structure. As of December 31, 2015, approximately 96% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Additionally, approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed or based on a consumer price index or another index, and approximately 94% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures.

The following table summarizes our leasing activity at our properties:

	December 31, 2015					December 31, 2014
	Three Months Ended		Year Ended			Year Ended
	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars are per RSF)
Leasing activity:
Renewed/re-leased space (1)
Rental rate changes	19.8%	7.3%	19.6%		9.9%	13.3%	5.4%
New rates	$34.14	$34.55	$35.70		$35.97	$40.32	$40.73
Expiring rates	$28.50	$32.21	$29.84		$32.73	$35.60	$38.63
Rentable square footage	480,963		2,209,893			1,447,516
Number of leases	39		146			124
Tenant improvements/leasing commissions	$8.85		$10.02			$10.49
Average lease terms	4.0 years		4.7 years			3.5 years

Developed/redeveloped/previously vacant space leased
New rates	$36.42	$35.34	$55.24		$50.65	$40.62	$36.50
Rentable square footage	531,275		2,762,149			1,321,317
Number of leases	20		72			66
Tenant improvements/leasing commissions	$22.12		$19.63			$14.96
Average lease terms	10.8 years		11.9 years			11.5 years

Leasing activity summary (totals):
New rates	$35.34	$34.96	$46.55		$44.13	$40.46	$38.71
Rentable square footage	1,012,238		4,972,042	(2)		2,768,833
Number of leases	59		218			190
Tenant improvements/leasing commissions	$15.82		$15.36			$12.62
Average lease terms	7.6 years		8.7 years			7.3 years

Lease expirations: (1)
Expiring rates	$26.84	$30.22	$28.32		$30.80	$33.09	$35.79
Rentable square footage	539,209		2,801,883			1,733,614
Number of leases	49		197			151

Leasing activity includes 100% of results for properties managed by us. Refer to the “Non-GAAP Measures” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the basis used to compute the measures above.

(1)	Excludes 16 month-to-month leases for 30,810 RSF and 20 month-to-month leases for 43,672 RSF as of December 31, 2015 and 2014, respectively.

(2)	During the year ended December 31, 2015, we granted tenant concessions/free rent averaging 2.7 months with respect to the 4,972,042 RSF leased.

Summary of lease expirations

The following table summarizes information with respect to the lease expirations at our properties as of December 31, 2015:

Year	Number of Leases		RSF		Percentage of Occupied RSF	ABR (per RSF)
2016	78	(1)	1,210,775	(1)	7.6%	$33.99
2017	82		1,345,183		8.4%	$28.43
2018	86		1,829,666		11.5%	$38.76
2019	64		1,357,144		8.5%	$36.43
2020	67		1,563,968		9.8%	$36.65
2021	50		1,499,668		9.4%	$39.53
2022	31		1,007,418		6.3%	$33.67
2023	24		1,276,036		8.0%	$38.03
2024	16		838,176		5.3%	$45.35
2025	18		677,330		4.2%	$34.56
Thereafter	36		3,309,651		21.0%	$48.21

(1)	Excludes 16 month-to-month leases for 30,810 RSF.

The following tables present information by market with respect to our lease expirations as of December 31, 2015, during the years ending December 31, 2016 and 2017:

	2016 Contractual Lease Expirations							ABR of Expiring Leases (per RSF)
	Leased		Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases		Total (1)
Market
Greater Boston	85,615		20,678	—	48,176		154,469	$45.57
San Francisco	33,795		12,979	—	73,505		120,279	31.31
New York City	—		—	—	14,456		14,456	N/A
San Diego	204,678	(2)	—	—	369,035	(3)	573,713	33.15
Seattle	2,468		—	—	44,058		46,526	34.35
Maryland	29,153		—	—	102,614		131,767	26.02
Research Triangle Park	32,008		10,381	—	74,355		116,744	26.48
Non-cluster markets	—		8,854	—	—		8,854	14.80
Asia	—		35,335	—	8,632		43,967	14.14
Total	387,717		88,227	—	734,831		1,210,775	$33.99
Percentage of expiring leases	32%		7%	—%	61%		100%

	2017 Contractual Lease Expirations							ABR of Expiring Leases (per RSF)
	Leased		Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases		Total
Market
Greater Boston	—		—	—	344,703		344,703	$38.82
San Francisco	—		—	—	215,503		215,503	34.19
New York City	—		—	—	3,536		3,536	N/A
San Diego	—		—	—	218,251		218,251	28.60
Seattle	—		20,133	—	47,326		67,459	45.21
Maryland	—		—	—	101,228		101,228	20.36
Research Triangle Park	—		—	—	230,961		230,961	14.12
Non-cluster markets	—		—	—	43,045		43,045	20.33
Asia	39,676		56,800	—	24,021		120,497	15.24
Total	39,676		76,933	—	1,228,574		1,345,183	$28.43
Percentage of expiring leases	3%		6%	—%	91%		100%

Leasing expirations include 100% of the RSF for properties managed by us.

(1)	Excludes 16 month-to-month leases for 30,810 RSF.

(2)
Includes 158,645 RSF at 3115/3215 Merryfield Row. Upon expiration of the existing leases in January and August 2016, we expect to commence development of a new two-building project 230,523 RSF, including a 170,523 RSF build-to-suit space for Vertex Pharmaceuticals Incorporated at the ARE Spectrum campus.

(3)
Includes 125,409 RSF leased to Eli Lilly and Company at 10300 Campus Point Drive with a contractual expiration in the fourth quarter of 2016. This tenant will relocate and expand into 304,326 RSF at our recently acquired redevelopment project at 10290 Campus Point Drive.

Value-creation projects and external growth

Key real estate metrics as of December 31, 2015

Incremental Annual NOI From Development and Redevelopment Projects

2016 Deliveries

2017 & 2018 Deliveries

(1)
Represents incremental annual NOI upon stabilization of our development and redevelopment projects, including our share of real estate joint venture development projects. Excludes NOI related to spaces delivered and in service prior to December 31, 2015.

Key real estate metrics as of December 31, 2015 (continued)

2016 Disciplined Allocation of Capital (1)		15% of Gross Investments in Real Estate in Value-Creation Pipeline

Projects to be delivered by 2017 & 2018
33%
Projects to be delivered by 4Q16
46%
15%
Future Projects in North America
6%
Future Projects in Asia

Pre-Leased (2) Percentage of Ground-Up Developments Since January 1, 2009		Ground-Up Developments Commenced & Delivered Since January 1, 2009

Single-Tenant 100% Pre-leased 2.4M RSF	Multi-Tenant 38% Pre-leased 2.5M RSF	Average Initial Stabilized Yield 8.0%	Average Initial Stabilized Yield (Cash Basis) 7.6%

(1)    Includes projected construction and acquisitions for the year ending December 31, 2016.
(2)    Represents average pre-leased percentage at the time development commenced.

LEED certifications

We strive to maximize the environmental efficiency of our properties. We closely manage the development, redevelopment, and operating stages of many of our properties, from design and construction to maintenance of our buildings, to achieve environmentally and resource efficient assets. The LEED rating systems developed by the U.S. Green Building Council allow building owners to measure this efficiency. Building projects must satisfy multiple prerequisites to achieve different levels of LEED certification and recognition.

Focused on Excellence, Sustainability, and Operating Efficiency

LEED certification is recognized across the globe as the premier mark of achievement in green building.

LEED transforms the way buildings and communities are designed, constructed, maintained, and operated across the globe.

LEED Certifications [1]

9 Million
RSF

51
Projects

57%
of ARE's Total ABR

2015 certifications include:

(1)    Upon completion of 19 in-process LEED certification projects.

Investments in real estate

Our investments in real estate consisted of the following as of December 31, 2015 (dollars in thousands, except per square foot amounts):

	Investments in Real Estate					Square Feet
	Consolidated	Noncontrolling Share of Consolidated Real Estate Joint Ventures	ARE Share of Unconsolidated Real Estate Joint Ventures	Total ARE Share			Unconsolidated Real Estate Joint Ventures at 100%
				Amount	%	Consolidated		Total	Per SF (1)

Rental properties:
North America	$7,582,888	$(323,755)	$69,889	$7,329,022	83%	15,278,421	259,859	15,538,280	$502
Asia	160,906	—	—	160,906	2	1,199,714	—	1,199,714	134
	7,743,794	(323,755)	69,889	7,489,928	85	16,478,135	259,859	16,737,994	476

Development and redevelopment projects:
Projects to be delivered by 4Q16	556,220	—	35,125	591,345	7	1,319,545	153,940	1,473,485	458
Projects to be delivered by 2017 and 2018	361,486	(320)	65,390	426,556	5	1,439,325	422,980	1,862,305	261
Development and redevelopment projects	917,706	(320)	100,515	1,017,901	12	2,758,870	576,920	3,335,790	348

Rental properties and development/redevelopment projects	8,661,500	(324,075)	170,404	8,507,829		19,237,005	836,779	20,073,784	455

Future value-creation projects:
North America	206,939	(12,185)	—	194,754	2	5,545,540	—	5,545,540	37
Asia	76,822	—	—	76,822	1	6,419,707	—	6,419,707	12
	283,761	(12,185)	—	271,576	3	11,965,247	—	11,965,247	24

Value-creation pipeline	1,201,467	(12,505)	100,515	1,289,477	15

Gross investments in real estate	8,945,261	(336,260)	170,404	$8,779,405	100%	31,202,252	836,779	32,039,031	$294
Less: accumulated depreciation	(1,315,339)	21,257	(1,912)
Investments in real estate	$7,629,922	$(315,003)	$168,492

Square foot amounts include 100% of properties managed by us.

(1)
The per square foot amounts represent our investment in our real estate including our partners’ share of consolidated and unconsolidated real estate joint ventures, divided by 100% of the rentable or developable square feet of the respective property.

Development, redevelopment, and future value-creation projects

A key component of our business model is our disciplined allocation of capital to Class A development and redevelopment projects located in collaborative science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable space to meet the real estate requirements of, and are reusable by, a wide range of tenants. A significant number of our active development and redevelopment projects are highly leased and expected to be substantially delivered in the near future, including 1.5 million RSF by the end of 2016. Upon completion, each value-creation project is expected to generate a significant increase in rental income, NOI, and cash flows, including $75 to $80 million of incremental annual NOI from projects placed in service by the end of 2016. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns.

Development projects consist of the ground-up development of generic and reusable facilities. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into office/laboratory and tech office space. We generally will not commence new development projects for aboveground construction of Class A office/laboratory and tech office space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A facilities. As of December 31, 2015, we had development and redevelopment projects targeted to be placed in service by the end of 2016, which were 89% pre-leased.

Predevelopment activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of predevelopment efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Ultimately, these projects will provide high-quality facilities and are expected to generate significant revenue and cash flows.

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

Highly leased projects to be placed into service in 2016

The following table sets forth our consolidated and unconsolidated development and redevelopment projects to be placed into service in 2016 as of December 31, 2015 (dollars in thousands):

	Dev/ Redev	Project RSF			Percentage		Total Leased/Negotiating		Project Start	Occupancy
Property/Market/Submarket		In Service	CIP	Total	Leased	Negotiating	RSF	%		Initial	Stabilized
430 East 29th Street/New York City/Manhattan	Dev	354,261	64,378	418,639	87%	11%	409,531	98%	4Q12	4Q13	2Q16
5200 Illumina Way, Bldg 6/San Diego/University Town Center	Dev	—	295,609	295,609	100%	—%	295,609	100%	3Q14	3Q16	3Q16
50/60 Binney Street/Greater Boston/Cambridge	Dev	—	530,477	530,477	98%	—%	520,385	98%	1Q15	4Q16	4Q16
360 Longwood Avenue/Greater Boston/Longwood Medical Area	Dev	259,859	153,940	413,799	63%	—%	262,367	63%	2Q12	3Q14	4Q16
3013/3033 Science Park Road/San Diego/Torrey Pines	Dev	102,938	63,000	165,938	81%	—%	135,002	81%	2Q14	4Q14	4Q16
10290 Campus Point Drive/San Diego/University Town Center	Redev	—	304,326	304,326	100%	—%	304,326	100%	3Q15	4Q16	4Q16
4796 Executive Drive/San Diego/University Town Center	Dev	—	61,755	61,755	100%	—%	61,755	100%	4Q15	4Q16	4Q16
Total/weighted average		717,058	1,473,485	2,190,543	89%	2%	1,988,975	91%

		Our Share of Investment							Unlevered Yields
Property/Market/Submarket	Our Ownership Interest			Cost to Complete					Average Cash	Initial Stabilized Cash Basis		Initial Stabilized
		In Service	CIP	Construction Financing		Other	Total at Completion
430 East 29th Street/New York City/Manhattan	100%	$376,235	$67,861	$—		$19,149	$463,245		7.1%	6.6%		6.5%
5200 Illumina Way, Bldg 6/San Diego/University Town Center	100%	—	44,712	—		25,188	69,900		8.6%	7.0%		8.4%
50/60 Binney Street/Greater Boston/Cambridge	100%	—	298,426	201,574	(1)	—	500,000		8.1%	7.3%		7.4%
360 Longwood Avenue/Greater Boston/Longwood Medical Area	27.5%	59,102	35,125	10,940	(2)	3,798	108,965	(3)	8.2%	7.3%	(3)	7.8%
3013/3033 Science Park Road/San Diego/Torrey Pines	100%	54,132	13,949	—		36,709	104,790		7.7%	7.2%		7.1%
10290 Campus Point Drive/San Diego/University Town Center	100%	—	121,114	—		119,886	241,000		7.6%	6.8%		7.0%
4796 Executive Drive/San Diego/University Town Center	100%	—	10,158	—		32,042	42,200		7.7%	6.8%		7.1%
Total/weighted average		$489,469	$591,345	$212,514		$236,772	$1,530,100

(1)	Refer to Note 9 – “Secured and Unsecured Senior Debt” under Item 15 for additional information related to our secured construction loan.

(2)	Refer to the “Unconsolidated Real Estate Joint Ventures” section under Item 7 for additional information related to our secured construction loan.

(3)
Our projected cost at completion and unlevered initial stabilized yield (cash basis) is based upon our share of the investment in real estate, including costs incurred directly by us outside of the real estate joint venture. Development management fees earned from these development projects have been excluded from our estimate of unlevered yields. The RSF related to the project in the table above represents 100% of the project RSF.

Projects to be placed into service in 2017 and 2018

The following table sets forth our consolidated and unconsolidated development and redevelopment projects to be placed into service in 2017 and 2018 as of December 31, 2015 (dollars in thousands):

	Dev/ Redev	Project RSF			Percentage		Total Leased/Negotiating		Project Start	Occupancy
Property/Market/Submarket		In Service	CIP	Total	Leased	Negotiating	RSF	%		Initial		Stabilized
100 Binney Street/Greater Boston/Cambridge	Dev	—	431,483	431,483	48%	50%	423,875	98%	3Q15	4Q17		2017
510 Townsend Street/San Francisco/Mission Bay/SoMa	Dev	—	300,000	300,000	100%	—%	300,000	100%	3Q15	3Q17		2017
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	Dev	—	150,000	150,000	100%	—%	150,000	100%	1Q16	2H17		2017
1455/1515 Third Street/San Francisco/Mission Bay/SoMa	Dev	—	422,980	422,980	100%	—%	422,980	100%	3Q14	2Q/3Q18		2018
400 Dexter Avenue North/Seattle/Lake Union	Dev	—	287,806	287,806	56%	34%	259,594	90%	2Q15	1Q17	(1)	2018
11 Hurley Street/Greater Boston/Cambridge	Redev	—	59,000	59,000	—%	100%	59,000	100%	3Q15	1Q17		2017
9625 Towne Centre Drive/San Diego/University Town Center	Redev	—	162,156	162,156	—%	—%	—	—%	3Q15	1Q17		2017
10151 Barnes Canyon Road/San Diego/Sorrento Mesa	Redev	—	48,880	48,880	—%	—%	—	—%	4Q15	1H17		2017
Total/weighted average		—	1,862,305	1,862,305	67%	20%	1,615,449	87%

		Our Share of Investment									Unlevered Yields
Property/Market/Submarket	Our Ownership Interest					Cost to Complete					Average Cash	Initial Stabilized Cash Basis	Initial Stabilized
		In Service		CIP		Construction Financing	Other		Total at Completion
100 Binney Street/Greater Boston/Cambridge	100%	$—		$175,101		$—		$—	$	TBD	(2)	(2)	(2)
510 Townsend Street/San Francisco/Mission Bay/SoMa	100%	—		67,198		—		170,802		238,000	7.9%	7.0%	7.2%
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	99%	—		25,438		—		—		TBD	(2)	(2)	(2)
1455/1515 Third Street/San Francisco/Mission Bay/SoMa	51%	10,787	(3)	65,390	(3)	—		—		TBD	(2)	(2)	(2)
400 Dexter Avenue North/Seattle/Lake Union	100%	—		54,607		—		—		TBD	(2)	(2)	(2)
11 Hurley Street/Greater Boston/Cambridge	100%	—		9,129		—		—		TBD	(2)	(2)	(2)
9625 Towne Centre Drive/San Diego/University Town Center	100%	—		23,095		—		—		TBD	(2)	(2)	(2)
10151 Barnes Canyon Road/San Diego/Sorrento Mesa	100%	—		6,598		—		—		TBD	(2)	(2)	(2)
Total/weighted average		$10,787		$426,556		$—	$	TBD	$	TBD

(1)	We expect to place into service 161,433 RSF, or 56% of the project, in the first quarter of 2017.

(2)	The design and budget of these projects are in process, and the estimated project costs with related yields will be disclosed in the future.

(3)
The in service and CIP costs are based on our share of the investment in real estate, including costs incurred directly by us outside of the joint venture. The RSF related to the project in the table above represents 100% of the project RSF.

Future value-creation projects in North America

The following table summarizes the square footage of our future value-creation projects in North America as of December 31, 2015:

Property/Market/Submarket	Square Feet
Alexandria Technology Square®/Greater Boston/Cambridge	100,000
505 Brannan Street, Phase II/San Francisco/Mission Bay/SoMa	165,000
Grand Avenue/San Francisco/South San Francisco (1)	397,132
560 Eccles Avenue/San Francisco/South San Francisco (2)	144,000
East 29th Street/New York City/Manhattan	420,000
5200 Illumina Way/San Diego/University Town Center	386,044
10300 Campus Point Drive/San Diego/University Town Center	292,387
1150/1165/1166 Eastlake Avenue East/Seattle/Lake Union	366,000
1818 Fairview Avenue East/Seattle/Lake Union	188,490
6 Davis Drive/Research Triangle Park/Research Triangle Park	1,000,000
Other	2,086,487
Future value-creation projects	5,545,540

(1)	Represents two additional land parcels located adjacent to/surrounding the recently developed 249/259/269 East Grand Avenue campus leased to Amgen Inc. in South San Francisco.

(2)	Represents an additional land parcel located near our 341/343 Oyster Point Boulevard properties and within walking distance of Roche’s campus in South San Francisco.

Summary of capital expenditures

The following table summarizes the total projected construction spending for the year ending December 31, 2016, which includes capitalized interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending (1)	Year Ending December 31, 2016
Development and redevelopment projects	$761,000
Other building improvement projects (2)	89,000
Total construction spending	$850,000

Guidance range for the year ending December 31, 2016	$800,000	–	900,000

(1)    Includes estimated contributions to fund our share of construction in our unconsolidated real estate joint venture.

(2)	Includes generic laboratory infrastructure/building improvement projects and non-revenue-enhancing capital expenditures and tenant improvements.

Capital Allocation
Projected Construction and Acquisition Spending in 2016 (1)	Actual Construction and Acquisition Spending in 2015 (2)

Mission Bay/
SoMa
27%
Manhattan
3%
Torrey Pines/
UTC
26%
Cambridge
32%
12%
Other
Submarkets

Mission Bay/
SoMa
9%
2%
Manhattan
Torrey Pines/
UTC
23%
Cambridge
49%
17%
Other
Submarkets

(1)	Based upon the mid-point of 2016 guidance for construction spending of $850 million and property acquisitions of $200 million.

(2)
Based upon $563.2 million of construction spending and $438.1 million of acquisitions completed in 2015 (excluding the $54.0 million to be paid in 2016 related to the 10% purchase of the noncontrolling interest at Alexandria Technology Square®). Refer to page 65 for further detail of our 2015 acquisitions.

Our construction spending for the year ended December 31, 2015, consisted of the following (in thousands):

Actual Construction Spending	Year Ended December 31, 2015
Development and redevelopment projects	$473,821
Other building improvement projects (1)	89,342
Total construction costs	563,163
Decrease in accrued construction	10,070
Total construction spending (cash basis)	573,233

Consolidated construction spending	564,206
Contributions to unconsolidated real estate joint ventures	9,027
Total construction spending (cash basis)	$573,233

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures shown in the table below.

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs

The tables below show the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per square foot amounts):

	Year Ended December 31, 2015			Five Year Average Per RSF (1)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$9,450	16,582,818	$0.57	$0.34

Tenant improvements and leasing costs:
Re-tenanted space	$10,567	742,960	$14.22	$13.31
Renewal space	11,572	1,466,933	7.89	6.60
Total tenant improvements and leasing costs/weighted average	$22,139	2,209,893	$10.02	$8.31

(1)	Represents the average of the five years ended December 31, 2015.

We expect our capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that undergo redevelopment) on a per RSF basis in 2016 to be approximately similar to the amounts shown in the preceding table.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ARE.” On January 15, 2016, the last reported sales price per share of our common stock was $80.16, and there were 302 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.). The following table sets forth the quarterly high and low trading prices per share of our common stock as reported on the NYSE and the distributions declared by us with respect to our common stock for each such period (distributions were paid in the quarter following the quarter in which the distribution was declared):

	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$96.86	$95.21	$98.39	$102.96	$91.49	$80.65	$78.69	$74.34
Low	$83.92	$82.91	$86.84	$88.54	$73.44	$72.91	$70.97	$62.93
Per share distribution	$0.77	$0.77	$0.77	$0.74	$0.74	$0.72	$0.72	$0.70

Future distributions on our common stock will be determined by, and at the discretion of, our Board of Directors and will depend on a number of factors, including actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, restrictions under Maryland law, and such other factors as our Board of Directors deems relevant. To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our Series D Convertible Preferred Stock and our Series E cumulative redeemable preferred stock (“Series E Preferred Stock”). From the date of issuance of our preferred stock through December 31, 2015, we have paid full cumulative dividends on our Series D Convertible Preferred Stock and Series E Preferred Stock. We cannot assure our stockholders that we will make any future distributions.

The income tax treatment of distributions on our common stock, Series D Convertible Preferred Stock, and Series E Preferred Stock for the years ended December 31, 2015, 2014, and 2013, was as follows:

	Common Stock			Series D Convertible Preferred Stock			Series E Preferred Stock
	Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Ordinary income	50.1%	91.8%	85.9%	54.4%	100.0%	97.2%	54.4%	100.0%	97.2%
Return of capital	7.9	8.2	11.6	—	—	—	—	—	—
Capital gains at 25%	8.5	—	2.5	9.2	—	2.8	9.2	—	2.8
Capital gains at 20%	33.5	—	—	36.4	—	—	36.4	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$3.05	$2.88	$2.61	$1.75	$1.75	$1.75	$1.6125	$1.6125	$1.6125

Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this annual report on Form 10-K for information on securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. Refer to “Item 15. Exhibits and Financial Statement Schedules.”

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011
Operating Data:
Revenues:
Rental	$608,824	$544,153	$467,764	$422,793	$404,815
Tenant recoveries	209,063	173,480	150,095	133,280	126,205
Other income	25,587	9,244	13,292	18,424	5,760
Total revenues	843,474	726,877	631,151	574,497	536,780
Expenses:
Rental operations	261,232	219,164	189,039	172,756	157,634
General and administrative	59,621	53,530	48,520	47,747	41,112
Interest	105,813	79,299	67,952	69,184	63,373
Depreciation and amortization	261,289	224,096	189,123	185,687	150,906
Impairment of real estate	23,250	51,675	—	2,050	—
Loss on early extinguishment of debt	189	525	1,992	2,225	6,485
Total expenses	711,394	628,289	496,626	479,649	419,510
Equity in earnings of unconsolidated JVs	1,651	554	—	—	—
Gain on sales of real estate – rental properties	12,426	—	—	—	—
Income from continuing operations	146,157	99,142	134,525	94,848	117,270
(Loss) income from discontinued operations (1)	(43)	1,233	900	8,816	18,077
Gain on sales of real estate – land parcels	—	6,403	4,824	1,864	46
Net income	146,114	106,778	140,249	105,528	135,393
Net income attributable to noncontrolling interests	(1,897)	(5,204)	(4,032)	(3,402)	(3,975)
Net income attributable to Alexandria’s stockholders	144,217	101,574	136,217	102,126	131,418
Dividends on preferred stock	(24,986)	(25,698)	(25,885)	(27,328)	(28,357)
Preferred stock redemption charge	—	(1,989)	—	(5,978)	—
Net income attributable to unvested restricted stock awards	(2,364)	(1,774)	(1,581)	(1,190)	(1,088)
Net income attributable to Alexandria’s common stockholders	$116,867	$72,113	$108,751	$67,630	$101,973
EPS attributable to Alexandria’s common stockholders – basic and diluted
Continuing operations	$1.63	$0.99	$1.59	$0.95	$1.42
Discontinued operations	—	0.02	0.01	0.14	0.31
EPS – basic and diluted	$1.63	$1.01	$1.60	$1.09	$1.73
Weighted average shares of common stock outstanding
Basic	71,528,843	71,169,694	68,038,195	62,159,913	59,066,812
Diluted	71,528,843	71,169,694	68,038,195	62,160,244	59,077,610
Dividends declared per share of common stock	$3.05	$2.88	$2.61	$2.09	$1.86

Balance Sheet Data (at year end):
Investments in real estate	$7,629,922	$7,108,610	$6,730,270	$6,395,922	$5,966,098
Investment in unconsolidated real estate joint ventures	$127,212	$117,406	$46,644	$28,656	$42,342
Total assets	$8,911,120	$8,136,036	$7,529,764	$7,150,116	$6,574,129
Total debt	$3,965,795	$3,678,579	$3,061,061	$3,181,949	$2,779,264
Total liabilities	$4,617,156	$4,226,478	$3,550,823	$3,647,058	$3,141,236
Redeemable noncontrolling interests	$14,218	$14,315	$14,444	$14,564	$16,034
Total equity	$4,279,746	$3,895,243	$3,964,497	$3,488,494	$3,416,859

(1)
Refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements regarding discontinued operations, and Note 18 – “Assets Held for Sale” to our consolidated financial statements appearing elsewhere in this annual report on From 10-K.

	Year Ended December 31,
(Dollars in thousands, except per occupied RSF amounts)	2015		2014		2013		2012		2011
Other Data:
Net cash provided by operating activities	$342,611		$334,325		$312,727		$305,533		$246,960
Net cash used in investing activities	$722,395		$634,829		$591,375		$558,100		$733,579
Net cash provided by financing activities	$419,126		$331,312		$197,570		$314,860		$479,156
Number of properties at year end	199		193		184		181		176
RSF of properties at year end	20,073,784		18,729,282		17,461,030		17,549,013		15,803,049
Occupancy of operating properties at year-end – North America	97%		97%		96%		95%		95%
Occupancy of operating and redevelopment properties at year-end – North America	94%		96%		96%		92%		88%
ABR per occupied RSF – North America	$41.17		$38.68		$37.12		$35.34		$34.43

Reconciliation of net income attributable to Alexandria’s common stockholders to FFO attributable to Alexandria’s common stockholders – diluted:
Net income attributable to Alexandria’s common stockholders	$116,867		$72,113		$108,751		$67,630		$101,973
Depreciation and amortization (1)	262,651		224,425		190,778		192,005		158,026
Impairment of real estate – rental properties	23,250		26,975		—		11,400		994
(Gain) loss on sales of real estate – rental properties	(12,426)		(1,838)	(2)	121	(2)	(1,564)	(2)	—
Gain on sales of real estate – land parcels	—		(6,403)		(4,824)		(1,864)		(46)
Allocation to unvested restricted stock awards	(1,758)		(690)		36		31		(1,339)
FFO attributable to Alexandria’s common stockholders – basic (3)	388,584		314,582		294,862		267,638		259,608
Effect of dilutive securities and assumed conversion:
Assumed conversion of unsecured senior convertible notes	—		—		15		21		21
FFO attributable to Alexandria’s common stockholders – diluted: (3)	388,584		314,582		294,877		267,659		259,629
Impairment of investments	—		—		853		—		—
Acquisition-related expenses	—		—		1,446		—		—
Investment income	(13,109)	(4)	—		—		(5,811)	(5)	—
Impairment of real estate – land parcels	—		24,700		—		2,050		—
Loss on early extinguishment of debt	189		525		1,992		2,225		6,485
Preferred stock redemption charge	—		1,989		—		5,978		—
Allocation to unvested restricted stock awards	110		(226)		(35)		(39)		(69)
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted (3)	$375,774		$341,570		$299,133		$272,062		$266,045

(1)
Includes depreciation and amortization classified in discontinued operations related to assets “held for sale” (for the periods prior to when such assets were designated as “held for sale”) and our share of unconsolidated real estate joint venture amounts. Excludes amounts attributable to noncontrolling interest of consolidated real estate joint ventures.

(2)	(Gain)/loss recognized prior to the fourth quarter of 2014 is classified in (loss)/income from discontinued operations in the consolidated statement of income.

(3)
Refer to the “FFO and FFO, as Adjusted (Attributable to Alexandria’s Common Stockholders)” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)
Includes gross investment gains of $12.7 million and $8.7 million for three months ended December 31, 2015, and three months ended September 30, 2015, respectively, primarily from the sale of two public securities in each respective period.

(5)	Realized gain on equity investment primarily related to one non-tenant life science entity.

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

Executive summary

We concluded another successful year where our best-in-class team delivered strong results and continued growth. Below are the key highlights:

•	FFO per share – diluted, as adjusted, for the year ended December 31, 2015, of $5.25, up 9.4%, compared to $4.80 for the year ended December 31, 2014;

•	In December 2015, we completed $453.1 million in sales of partial interests in three Class A assets at an average capitalization rate of 4.6%;

•	$2.0 billion of liquidity as of December 31, 2015;

•	6.6x net debt to Adjusted EBITDA – fourth quarter of 2015 annualized, with goal of achieving less than 6.0x;

•	7.0x net debt to adjusted EBITDA – fourth quarter of 2015 trailing 12 months;

•	Executed leases for 5.0 million RSF during the year ended December 31, 2015; the highest annual leasing volume in the Company’s 20-year history;

•	Rental rate increases of 19.6% and 9.9% (cash basis) on lease renewals and re-leasing of space aggregating 2.2 million RSF (included in the 5.0 million RSF above);

•	Highly leased value-creation pipeline:

•	89% leased, 1.5 million RSF, targeted for completion in 2016 (weighted toward the fourth quarter of 2016), expected to generate $75 to $80 million of incremental annual NOI upon stabilization

•	67% leased,1.9 million RSF, targeted for completion in 2017 and 2018, expected to generate $105 to $110 million of incremental annual NOI upon stabilization

•	Same property NOI growth of 1.3% and 4.7% (cash basis) for the year ended December 31, 2015, compared to the year ended December 31, 2014;

•	In November 2015, we completed an offering of $300.0 million of unsecured senior notes payable at a stated interest rate of 4.30% with a maturity of January 15, 2026;

•	During the three months ended December 31, 2015, proceeds from sales of equity investments and investment income from life science entities aggregated $27.5 million and $7.7 million, respectively;

•
During the year ended December 31, 2015, we sold an aggregate of 889,856 shares of common stock under our ATM program for gross proceeds of $80.3 million, or $90.29 per share, and net proceeds of approximately $78.5 million; and

•
Common stock dividend for the year ended December 31, 2015, of $3.05 per common share, up 17 cents, or 5.9%, over the year ended December 31, 2014; continuation of strategy to share growth in cash flows from operating activities with our stockholders while, importantly, also retaining capital for reinvestment.

Operating results

Sales of partial interest in core Class A assets at 4.6% cash cap rate to TIAA-CREF

			Partial Interest
Property	Submarket	RSF	Sold	Sales Price (in thousands)	Cash Cap Rate
225 Binney Street	Cambridge	305,212	70%	$190,110	4.5%
409/499 Illinois Street	Mission Bay/SoMa	455,069	40%	189,600	4.5
1500 Owens Street	Mission Bay/SoMa	158,267	49.9%	73,353	4.8
		918,548		$453,063	4.6%

Refer to the “Consolidated real estate joint ventures” section within this Item 7 for additional information on our sales of partial interests in these assets.

Results

	Year Ended December 31,
(In millions)	2015	2014	Change
Total revenue	$843.5	$726.9	$116.6	16.0%
NOI, including our share of consolidated and unconsolidated real estate JVs	$585.6	$508.6	$76.9	15.1%
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted	$375.8	$341.6	$34.2	10.0%
Net income attributable to Alexandria’s common stockholders – diluted	$116.9	$72.1	$44.8	62.1%

(Per share)
FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted	$5.25	$4.80	$0.45	9.4%
EPS attributable to Alexandria’s common stockholders – basic and diluted	$1.63	$1.01	$0.62	61.4%

Core operating metrics

•	Total ABR: 54% generated from investment-grade tenants

•	Top 20 tenants generate 49.4% of total ABR:

•	81% of ABR generated from investment-grade tenants

•	8.3 years weighted average remaining lease term

•	Executed leases for 5.0 million RSF during the year ended December 31, 2015, the highest annual leasing volume in the Company’s 20-year history:

•	19.6% and 9.9% (cash basis) rental rate increases on lease renewals and re-leasing of space aggregating 2.2 million RSF

•	Same property NOI growth of 1.3% and 4.7% (cash basis) increase for the year ended December 31, 2015, compared to the year ended December 31, 2014

•	Occupancy for operating properties in North America of 97.2% as of December 31, 2015

•	Operating margins at 69% for the year ended December 31, 2015

•	Adjusted EBITDA margin – fourth quarter annualized at 65%

External growth: visible, multiyear, highly leased value creation pipeline

•	Highly leased development and redevelopment projects:

•	89% leased, 1.5 million RSF, targeted for completion in 2016 (weighted toward the fourth quarter of 2016), expected to generate $75 to $80 million of incremental annual NOI upon stabilization

•	67% leased,1.9 million RSF, targeted for completion in 2017 and 2018, expected to generate $105 to $110 million of incremental annual NOI upon stabilization

•	Commencements of development and redevelopment projects during the three months ended December 31, 2015, including:

•	61,755 RSF development project at 4796 Executive Drive in our University Town Center submarket; 100% leased to Otonomy, Inc.

•	48,880 RSF redevelopment project at 10151 Barnes Canyon in our Sorrento Mesa submarket

Balance sheet

•	$2.0 billion of liquidity as of December 31, 2015

•	6.6x net debt to Adjusted EBITDA – fourth quarter of 2015 annualized, with goal of achieving less than 6.0x

•	6.9x net debt to adjusted EBITDA – fourth quarter of 2015 annualized, excluding $7.7 million of investment income for the fourth quarter of 2015

•	7.0 x net debt to adjusted EBITDA – fourth quarter of 2015 trailing 12 months

•	3.6 x fixed-charge coverage ratio – fourth quarter of 2015 annualized

•	In November 2015, we completed an offering of $300.0 million of unsecured senior notes payable at a stated interest rate of 4.30% with a maturity of January 15, 2026.

•	During the three months ended December 31, 2015, proceeds from sales of equity investments and investment income from life science entities aggregated $27.5 million and $7.7 million, respectively

•
During the year ended December 31, 2015, we sold an aggregate of 889,856 shares of common stock under our ATM program for gross proceeds of $80.3 million, or $90.29 per share, and net proceeds of approximately $78.5 million

•
In October 2015, we closed a secured construction loan with commitments available for borrowing aggregating $350.0 million, which bears interest at a rate of LIBOR+1.50%, for our 98% leased development project at 50/60 Binney Street in our Cambridge submarket

•
In June 2015, we completed a partial principal repayment of $25.0 million, extended the maturity date of the remaining $350.0 million unsecured senior bank term loan from 2016 to 2021, and reduced pricing to LIBOR+1.10% from LIBOR+1.20%

•	In June 2015, we exercised the first of two one-year extensions on a $47.6 million secured construction loan, which extended the maturity date from July 1, 2015, to July 1, 2016

•
During the year ended December 31, 2015, we executed additional interest rate swap agreements with an aggregate notional amount of $1.7 billion during the year ended December 31, 2015, to provide a minimum of hedged variable-rate debt of $1.1 billion and $650.0 million as of December 31, 2016 and 2017, respectively

•	$10.9 billion total market capitalization as of December 31, 2015

•	15% of gross investments in real estate in value-creation pipeline as of December 31, 2015, with a target range from 10% to 15% as of the fourth quarter of 2016

•	Limited debt maturities through 2018 and well-laddered maturity profile

•	12% unhedged variable-rate debt as a percentage of total debt as of December 31, 2015

LEED certifications

•	57% of our total ABR will be generated from LEED projects upon completion of our in-process projects

•	During 2015, we received LEED Gold certifications at 360 Longwood Avenue in our Longwood Medical Area submarket and 3033 Science Park Road in our Torrey Pines submarket

Value-creation projects and external growth

The following table summarizes development and redevelopment projects commenced during the year ended December 31, 2015 (dollars in thousands):

					Unlevered Yield
Property/Market/Submarket	Commencement Date	RSF	Leased/Negotiating %	Investment at Completion	Average Cash	Initial Stabilized Cash Basis	Initial Stabilized	Key Tenants
Development
50/60 Binney Street/Greater Boston/Cambridge	1Q15	530,477	98%	$500,000	8.1%	7.3%	7.4%	Sanofi Genzyme/ bluebird bio, Inc.
400 Dexter Avenue North/Seattle/Lake Union	2Q15	287,806	90%	TBD	TBD	TBD	TBD	Juno Therapeutics, Inc.
100 Binney Street/Greater Boston/Cambridge	3Q15	431,483	98%	TBD	TBD	TBD	TBD	Bristol-Myers Squibb Company
510 Townsend Street/San Francisco/Mission Bay/SoMa	3Q15	300,000	100%	$238,000	7.9%	7.0%	7.2%	Stripe, Inc.
4796 Executive Drive/San Diego/University Town Center	4Q15	61,755	100%	$42,200	7.7%	6.8%	7.1%	Otonomy, Inc.

Redevelopment
10290 Campus Point Drive/San Diego/University Town Center	3Q15	304,326	100%	$241,000	7.6%	6.8%	7.0%	Eli Lilly and Company
11 Hurley Street/Greater Boston/Cambridge	3Q15	59,000	100%	TBD	TBD	TBD	TBD	Negotiating
9625 Towne Centre Drive/San Diego/University Town Center	3Q15	162,156	—%	TBD	TBD	TBD	TBD	Marketing
10151 Barnes Canyon/San Diego/Sorrento Mesa	4Q15	48,880	—%	TBD	TBD	TBD	TBD	Marketing

The value-creation development and redevelopment projects that commenced in 2015 were on average 88% leased or under lease negotiation as of December 31, 2015. In addition, we expect to commence development of a 100% leased 150,000 RSF project at 505 Brannan Street in the first quarter of 2016.

External growth – value-creation development and redevelopment projects placed into service

The following table presents value-creation development and redevelopment projects, including our unconsolidated real estate joint ventures, placed into service during the year ended December 31, 2015 (dollars in thousands):

		RSF in Service						% of Project in Service				Unlevered Yields
			Placed in Service 2015						Total Project			Average Cash		Initial Stabilized Cash Basis		Initial Stabilized
Property/Market/Submarket	Date	Prior to 1/1/15	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total		Leased/ Negotiating	Investment
Consolidated development projects
75/125 Binney Street/ Greater Boston/Cambridge	March 2015	—	388,270	—	—	—	388,270	100%	100%	$361,000	(1)	9.3%	(1)	8.4%	(1)	8.3%	(1)
430 East 29th Street/ New York City/Manhattan	Various	241,417	43,209	3,611	62,490	3,534	354,261	85%	98%	$463,245		7.1%	(2)	6.6%	(2)	6.5%	(2)
3013/3033 Science Park Road/ San Diego/Torrey Pines	Various	42,047	60,891	—	—	—	102,938	62%	81%	$104,790		7.7%	(2)	7.2%	(2)	7.1%	(2)
6040 George Watts Hill Drive/ Research Triangle Park/Research Triangle Park	December 2015	—	—	—	—	61,547	61,547	100%	100%	$25,700	(3)	8.2%	(3)	7.4%	(3)	8.2%	(3)

Unconsolidated real estate joint venture development project
360 Longwood Avenue/ Greater Boston/Longwood Medical Area (4)	Various	155,524	2,107	51,997	50,231	—	259,859	63%	63%	$108,965	(4)	8.2%	(4)	7.3%	(4)	7.8%	(4)

Consolidated redevelopment projects
225 Second Avenue/Greater Boston/Route 128	May 2015	—	—	112,500	—	—	112,500	100%	100%	$47,170	(5)	9.0%	(2)	8.3%	(2)	8.4%	(5)
11055/11065/11075 Roselle Street/ San Diego/Sorrento Valley	June 2015	23,936	—	31,277	—	—	55,213	100%	83%	$18,190		8.1%	(6)	7.9%	(6)	8.0%	(6)
Total		462,924	494,477	199,385	112,721	65,081	1,334,588

(1)
Increased from our originally disclosed estimated yields of 9.1% for average cash yield, 8.0% for initial stabilized yield (cash basis), and 8.2% for initial stabilized yield. Increased from our originally disclosed cost of completion of $351.4 million.

(2)	Consistent with previously disclosed estimated yields.

(3)
Increased from our originally disclosed estimated yields of 8.1% for average cash yield, 7.3% for initial stabilized yield (cash basis), and 8.1% for initial stabilized yield. Decreased from our originally disclosed cost of completion of $25.8 million.

(4)
Decreased from our originally disclosed estimated yields of 9.3% for average cash yield, 8.3% for initial stabilized yield (cash basis), and 8.9% for initial stabilized yield. Represents ARE’s investment at completion related to its 27.5% interest in this unconsolidated real estate joint venture.

(5)	Increased from our originally disclosed estimated yield of 8.3% for initial stabilized yield. Increased from our originally disclosed cost of completion of $46.7 million.

(6)	Increased from our originally disclosed estimated yields of 8.0% for average cash yield, 7.8% for initial stabilized yield (cash basis), and 7.9% for initial stabilized yield.

External growth – acquisitions

Our acquisitions during the year ended December 31, 2015, consisted of the following (dollars in thousands):

													Unlevered Yields
		Date Acquired	Number of Properties		Gross Purchase Price		Loan Assumption			Percentage(1)			Average Cash		Initial Stabilized Cash Basis		Initial Stabilized
Property/Market/Submarket	Type								RSF	Leased		Negotiating
640 Memorial Drive/Greater Boston/Cambridge	Operating	1/21/15	1		$176,500		$82,000	(2)	225,504	100%		—%	6.8%		6.4%		7.5%
Alexandria Technology Square® (10% noncontrolling interest)/Greater Boston/Cambridge	Operating	1/21/15	N/A	(3)	108,250	(3)	—		1,181,635	100%		—%	6.1%	(4)	5.4%	(4)	6.1%	(4)
505 Brannan Street/San Francisco/Mission Bay/SoMa	Development	4/30/15	1		34,000		—		315,000	100%	(5)	—%	TBD		TBD		TBD
1818 Fairview Avenue East/Seattle/Lake Union	Land	5/6/15	—		8,444	(6)	—		188,490	—%		—%	TBD		TBD		TBD
10290 Campus Point Drive/ San Diego/University Town Center	Redevelopment	7/1/15	1		105,000		—		304,326	100%	(7)	—%	7.6%		6.8%		7.0%
11 Hurley Street/Greater Boston/Cambridge	Redevelopment	9/15/15	1		5,908	(8)	—		59,000	—%		100%	TBD		TBD		TBD
			4		$438,102		$82,000		2,273,955

(1)	Represents the percentage of RSF leased or under negotiation as of December 31, 2015.

(2)	Represents a secured note payable with a contractual rate of 3.93% and a maturity date in 2023.

(3)
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

(4)
We believe there is further upside in our projected returns as we anticipate significant rent growth from 81% of the leases contractually ending in the five years following the date of acquisition. Additionally, we believe we can increase our 1.2 million RSF campus by an additional 100,000 RSF and further increase NOI. The campus is currently 99.9% occupied and subject to a long-term ground lease. After considering the $108.3 million purchase of the outstanding 10% noncontrolling interest in this flagship campus and the anticipated near- and medium-term upside in NOI from rental rate growth and campus expansion, we estimate that we can enhance our unlevered yields on our aggregate investment in the campus over the next five years to 8.5% and 8.1% (cash basis).

(5)	Subsequent to the acquisition, in the third quarter of 2015, we leased 150,000 RSF, or 100%, of phase one of the project to Pinterest, Inc.

(6)	We acquired this site for development, and the land parcel is subject to a long-term ground lease. The land parcel is located adjacent to one of our existing campuses in the Lake Union submarket.

(7)	Concurrent with the acquisition, we leased the entire 304,326 RSF, representing 100% of 10290 Campus Point Drive, to Eli Lilly and Company.

(8)	We acquired this project for redevelopment, and the property is subject to a long-term ground lease.

Real estate asset sales

Our asset sale strategy consists of (i) the recycling of capital from high-value assets (via the sale of partial interests to high-quality institutional investors or the sale of 100%), (ii) the sale of non-core/”core-like” operating assets, which increases the quality of our asset base, and (iii) the sale of non-strategic land parcels, all of which provide a significant source of capital to fund our highly pre-leased value-creation development and redevelopment projects. Our real estate asset sales during the year ended December 31, 2015, consisted of the following (dollars in thousands, except per RSF amounts):

Property/Market/Submarket	Date of Sale	Square Feet	Interest Sold	NOI (1)	Cash NOI (1)	Cash Capitalization Rate		Sales Price (1)		Sales Price per SF
661 University Avenue/Canada/Toronto	1/7/15	N/A	100%	$(1,363)	$(135)	N/A		$54,104		$	N/A
270 Third Street/Greater Boston/Cambridge	6/25/15	N/A	100%	—	—	N/A		25,477			N/A
75/125 Shoreway Road/San Francisco/Palo Alto/Stanford Research Park (2)	11/17/15	82,874	100%	2,616	2,231	5.8%		38,500			465
1500 Owens Street/San Francisco/Mission Bay/SoMa	12/15/15	158,267	49.9%	4,169	3,524	4.8%	(3)	73,353	(6)		929
225 Binney Street/Greater Boston/Cambridge	12/16/15	305,212	70%	9,320	8,650	4.5%	(4)	190,110	(6)		890
409/499 Illinois Street/San Francisco/Mission Bay/SoMa	12/17/15	455,069	40%	10,292	8,535	4.5%	(5)	189,600	(6)		1,042
Other	Various	196,859	100%	(595)	(595)	N/A		14,335			N/A
				$24,439	$22,210			$585,479

(1)
Cash NOI excludes straight-line rent and amortization of acquired below-market leases. For sales of less than 100% of the property, NOI, cash NOI, and sales price represent the proportional interest sold and the NOI amounts represent the annualized amounts for the quarter ended prior to the date of sale. Amounts exclude transaction and closing costs.

(2)	Represents the sale of a Class B lab building located in our Palo Alto/Stanford Research Park submarket.

(3)	We acquired this land parcel and subsequently developed the property with an initial stabilized yield (cash basis) of 8.2%.

(4)	We acquired this land parcel and subsequently developed the property with an initial stabilized yield (cash basis) of 7.5%.

(5)
We acquired 409/499 Illinois Street, comprised at acquisition of one operating building and one partially complete building undergoing development. We completed 499 Illinois (development project) with an initial stabilized yield (cash basis) of 6.7%.

(6)
Aggregate proceeds of $453.1 million were received and accounted for as an equity financing transaction. The excess sales price over our cost basis, net of selling costs, $141.9 million was recognized as an adjustment to additional paid in capital.

Execution of capital strategy

During 2015, we continued to execute on many of the long-term components of our capital strategy. Some of our key accomplishments include:

2015 Capital Strategy

•	Achieved targeted key credit metric ratios, including a net debt to Adjusted EBITDA ratio of 6.6x and a fixed charge coverage ratio of 3.6x for the fourth quarter of 2015 on an annualized basis;

•
Continued the process of prudently laddering our debt maturities as we completed the successful offering in November 2015 of $300.0 million of unsecured senior notes payable with a stated interest rate of 4.30% due in 2026 and extended the average remaining term of outstanding debt to 5.6 years as of December 31, 2015;

•	$2.0 billion of liquidity as of December 31, 2015;

•
Executed additional interest rate swap agreements with an aggregate notional amount of $1.7 billion during the year ended December 31, 2015 to provide a minimum of hedged variable-rate debt of $1.1 billion and $650.0 million as of December 31, 2016 and 2017, respectively;

•
In October 2015, we closed a secured construction loan with commitments available for borrowing aggregating $350.0 million, which bears interest at a rate of LIBOR+1.50%, for our 98% leased development project at 50/60 Binney Street in our Cambridge submarket;

•	In June 2015, we exercised the first of two one-year extensions on a $47.6 million secured construction loan, which extended the maturity date from July 1, 2015, to July 1, 2016;

•
In June 2015, we completed a partial principal repayment of $25.0 million, extended the maturity date of the remaining $350 million unsecured senior bank term loan from 2016 to 2021, and reduced pricing to LIBOR+1.10% from LIBOR+1.20%; and

•	Maintained a high-quality tenant base as of December 31, 2015, with 54% of our total ABR rent from investment-grade tenants.

During 2016, we intend to continue to execute our capital strategy to achieve further improvements to our credit rating, which will allow us to further reduce our cost of capital and continue our disciplined approach to capital allocation that generates strong yields. For further information, refer to the “Projected Results” section below within this Item 7.

Balance sheet management

As described above, we successfully executed our long-term capital strategy in 2015, continuing to strengthen our balance sheet and credit profile. Consistent with 2015, our capital strategy for 2016 consists of the following elements:

•	Allocate capital to Class A assets located in unique collaborative science and technology campuses in AAA urban innovation clusters;

•	Continue to improve our credit profile;

•
Maintain access to diverse sources of capital, which includes cash flows from operating activities after dividends, incremental debt supported by our growth in EBITDA, assets sales, joint venture capital, and other capital such as the sale of equity;

•	Commitment to long-term capital to fund growth;

•	Prudently ladder of debt maturities;

•	Maintain significant balance sheet liquidity; and

•	Maintain a stable and flexible balance sheet.

Given the anticipated delivery of significant incremental EBITDA from our development and redevelopment projects, we expect to have capacity to obtain debt funding for a significant portion of our capital requirements to fund the construction of high-value, Class A, highly pre-leased development and redevelopment projects on a leverage-neutral basis. We expect to continue to maintain access to a diverse source of debt, including unsecured senior notes payable, as well as secured construction loans for our development and redevelopment projects from time to time. We expect to continue to maintain a significant proportion of our NOI unencumbered to allow for future flexibility for accessing both unsecured and secured debt markets, although we expect traditional secured mortgage notes payable will remain a small component of our capital structure.

In addition to debt funding on a leverage-neutral basis, we intend to supplement our remaining capital needs with cash flows from operating activities, after dividends and proceeds from asset sales, real estate joint ventures, and other equity capital. We pursued a strategy of assets sales in 2015 that combined the sales of partial real estate joint venture interests in low cap rate operating assets to high-quality institutional investors and the sales of certain land parcels and non-core operating assets, which allowed us to increase the quality of our asset base and to monetize a portion of the significant incremental NAV we created in the Class A properties we sold. We expect to identify additional real estate assets for sale in 2016 using a similar strategy over the next several quarters to generate additional proceeds for reinvestment into our value-creation projects, subject to market conditions. The amount of asset sales necessary to meet our sources of capital forecast will vary depending upon the amount of EBITDA associated with the assets sold. For example, the sale of an income-producing property benefits leverage less than the sale of a non-income-producing land parcel.

As of December 31, 2015, approximately 3% of our gross real estate represented future value-creation projects not undergoing construction. Development and redevelopment projects that we expect to place into service by the end of 2016 represented 7% of our gross investments in real estate. Additional development and redevelopment projects that we expect to place into service during 2017-2018 represented 5% of our gross investments in real estate.

Improved cost of capital

As part of our capital strategy to continue strengthening our credit profile, we expect to complete and place into service development and redevelopment projects under construction, which we expect will deliver significant incremental EBITDA. As our EBITDA grows in 2016 and beyond, this growth in EBITDA should allow us to obtain debt funding on a leverage-neutral basis and provide significant capital to our development and redevelopment projects. The resulting improvement in our balance sheet leverage ratio should allow us to access diverse sources of capital, strengthen our credit profile, and reduce our borrowing costs. In addition, we expect to continue to maintain a significant proportion of unencumbered NOI. For the year ended December 31, 2015, our unencumbered NOI as a percentage of total NOI was 80%.

Non-Real Estate Investments

We hold investments in publicly traded companies and privately held entities involved primarily in the science and technology industries. Some of our investee are also tenants.
As of December 31, 2015, our investments aggregated $353.5 million, or approximately 4.0% of our total assets, including $117.6 million of unrealized gains from investments in publicly traded entities. The chart and table below show selected investment statistics as of December 31, 2015 (dollars in thousands):

Public/Private Investment Mix (Cost)				Tenant/Non-Tenant Mix (Cost)

Investment Type	Cost	Unrealized Gains	Total	Number of Investments 185 Average Size of Investment $1.3M
Public	$20,022	$117,599	$137,621
Private	215,844	N/A	215,844
Total	$235,866	$117,599	$353,465

Results of operations

NOI is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, excluding loss on early extinguishment of debt, impairment of real estate, depreciation and amortization, interest expense, and general and administrative expense. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects primarily those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets, including our pro rata share from our consolidated and unconsolidated real estate joint ventures. NOI on a cash basis is NOI, adjusted to exclude the effect of straight-line rent adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent adjustments to rental revenue.

The chart below shows our NOI for the years ended December 31, 2013, through December 31, 2015:

Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, which provides a perspective not immediately apparent from income from continuing operations. NOI excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Impairments of real estate have been excluded in deriving NOI because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairment of real estate represents the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values. Our calculation of NOI also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to the timing of corporate strategy. Property operating expenses that are included in determining NOI consist of costs that are related to our operating properties, such as utilities; repairs and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management, and are excluded from NOI because they represent the ownership structure we have and are not necessarily linked to the operating performance of our properties. NOI presented by us may not be comparable to NOI reported by other equity REITs that define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations as presented in our consolidated statements of income. NOI should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity or our ability to make distributions.

Same Properties

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development and/or redevelopment properties recently placed into service, the consolidated total rental revenues, tenant recoveries, and rental operating expenses in our operating results can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties, including only our pro rata share of amounts from consolidated and unconsolidated real estate joint ventures, for comparable properties, referred to as Same Properties, that were fully operating for the entirety of the comparative periods presented. These properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable period presented, properties that underwent development or redevelopment at any time during the comparative periods and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the same properties.

The following table presents information regarding our same properties as of December 31, 2015 and 2014:

	December 31,
	2015		2014
Percentage change in NOI over comparable period from prior year	1.3%	(1)	4.5%
Percentage change in NOI (cash basis) over comparable period from prior year	4.7%	(1)	5.5%
Operating margin	69%		69%
Number of same properties	164		149
RSF	14,054,506		12,419,189
Occupancy – current-period average	95.7%		96.6%
Occupancy – same-period prior-year average	95.9%		93.5%

(1)
Same property NOI growth and same property NOI growth (cash basis) for the year ended December 31, 2015, were impacted by free rent provided at 3115 Merryfield Row as part of a relocation in 2015 to provide space to Vertex Pharmaceuticals Incorporated and a favorable insurance settlement in the fourth quarter of 2014 related to Superstorm Sandy insurance claim at 450 East 29th Street. Excluding these items, same property NOI growth and same property NOI growth (cash basis) would have been 1.5% and 5.4%, respectively, for the year ended December 31, 2015.

The following table reconciles the number of Same Properties to total properties:

Development – under construction	Properties
50/60 Binney Street	2
100 Binney Street	1
510 Townsend Street	1
505 Brannan Street	1
3013/3033 Science Park Road	2
430 East 29th Street	1
5200 Illumina Way, Building 6	1
4796 Executive Drive	1
400 Dexter Avenue North	1
360 Longwood Avenue (unconsolidated real estate joint venture)	1
1455/1515 Third Street (unconsolidated real estate joint venture)	2
14

Development – placed into service after January 1, 2014	Properties
75/125 Binney Street	1
499 Illinois Street	1
269 East Grand Avenue	1
6040 George Watts Hill Drive	1
4

Redevelopment – under construction	Properties
11 Hurley Street	1
10290 Campus Point Drive	1
9625 Towne Centre Drive	1
10151 Barnes Canyon Road	1
4

Redevelopment – placed into service after January 1, 2014	Properties
225 Second Avenue	1
11055/11065/11075 Roselle Street	3
10121 Barnes Canyon Road	1
5

Summary	Properties
Properties under construction:
Development	14
Redevelopment	4
Projects placed into service after January 1, 2014:
Development	4
Development – Asia	2
Redevelopment	5

Acquisitions after January 1, 2014:
3545 Cray Court	1
4025/4031/4045 Sorrento Valley Boulevard	3
640 Memorial Drive	1

Properties “held for sale”	1
Total properties excluded from Same Properties	35

Same Properties	164

Total properties as of the
year ended December 31, 2015	199

Comparison of the year ended December 31, 2015, to the year ended December 31, 2014

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the year ended December 31, 2015, compared to the year ended December 31, 2014, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Same properties	$482,120	$481,524	$596	0.1%
Non-same properties	126,704	62,629	64,075	102.3
Total rental	608,824	544,153	64,671	11.9

Same properties	174,302	159,037	15,265	9.6
Non-same properties	34,761	14,443	20,318	140.7
Total tenant recoveries	209,063	173,480	35,583	20.5

Same properties	496	340	156	45.9
Non-same properties	25,091	8,904	16,187	181.8
Total other income	25,587	9,244	16,343	176.8

Same properties	656,918	640,901	16,017	2.5
Non-same properties	186,556	85,976	100,580	117.0
Total revenues	843,474	726,877	116,597	16.0

Same properties	206,745	196,413	10,332	5.3
Non-same properties	54,487	22,751	31,736	139.5
Total rental operations	261,232	219,164	42,068	19.2

Same properties	450,173	444,488	5,685	1.3
Non-same properties	132,069	63,225	68,844	108.9
Consolidated net operating income	582,242	507,713	74,529	14.7

Same properties	—	—	—	—
Non-same properties	(1,048)	—	(1,048)	100.0
Less: NOI of consolidated real estate JVs attributable to noncontrolling interest	(1,048)	—	(1,048)	100.0

Same properties	—	—	—	—
Non-same properties	4,372	918	3,454	376.3
Our share of NOI from unconsolidated real estate JVs	4,372	918	3,454	376.3

Same properties	450,173	444,488	5,685	1.3
Non-same properties	135,393	64,143	71,250	111.1
Our share of total net operating income	585,566	508,631	76,935	15.1

Other expenses:
General and administrative	59,621	53,530	6,091	11.4
Interest	105,813	79,299	26,514	33.4
Depreciation and amortization	261,289	224,096	37,193	16.6
Impairment of real estate	23,250	51,675	(28,425)	(55.0)
Loss on early extinguishment of debt	189	525	(336)	(64.0)
	450,162	409,125	41,037	10.0

Plus: noncontrolling interest share of NOI	1,048	—	1,048	(100.0)
Less: our share of NOI from unconsolidated real estate JVs	(4,372)	(918)	(3,454)	376.3
Equity in earnings of unconsolidated real estate JVs	1,651	554	1,097	198.0
Gain on sales of real estate – rental properties	12,426	—	12,426	100.0
Income from continuing operations	$146,157	$99,142	$47,015	47.4%

Our share of NOI – same properties	$450,173	$444,488	$5,685	1.3%
Our share of straight-line rent revenue & amortization of acquired below-market leases	(13,626)	(27,669)	14,043	(50.8)
Our share of NOI – same properties (cash basis)	$436,547	$416,819	$19,728	4.7%

Rental revenues

Total rental revenues for the year ended December 31, 2015, increased by $64.7 million, or 11.9%, to $608.8 million, compared to $544.2 million for the year ended December 31, 2014. The increase was primarily due to rental revenues from our Non-Same Properties, which consisted of the following: (i) increase of $50.5 million due to the placement into service subsequent to January 1, 2014, of highly leased development and redevelopment projects, respectively, aggregating 1.3 million RSF, and (ii) increase of $13.6 million due to acquisitions subsequent to January 1, 2014, of operating properties aggregating 384,626 RSF.

Rental revenues from our Same Properties for the year ended December 31, 2015, increased by $596 thousand, or 0.1%, to $482.1 million, compared to $481.5 million for the year ended December 31, 2014. The increase was primarily due to the rental rate increases on renewed/re-leased space, which was offset by free rent provided to our tenant at 3115 Merryfield Row as part of a relocation in 2015.

Tenant recoveries

Tenant recoveries for the year ended December 31, 2015, increased by $35.6 million, or 20.5%, to $209.1 million, compared to $173.5 million for the year ended December 31, 2014. This increase is relatively consistent with the increase in our rental operating expenses of $42.1 million, or 19.2% as discussed under “Rental Operating Expenses” below. Same Properties tenant recoveries increased by $15.3 million, or 9.6%, primarily as a result of an increase in Same Properties rental operating expenses of $10.3 million, or 5.3%, as discussed below, and an increase from one of our top 20 tenants converting from a gross lease to a triple net lease in 2015.

Other income

Other income for the years ended December 31, 2015 and 2014, consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	Change
Management fee income	$1,667	$2,761	$(1,094)
Interest and other income	4,978	4,157	821
Investment income	18,942	2,326	16,616
Total other income	$25,587	$9,244	$16,343

Rental operating expenses

Total rental operating expenses for the year ended December 31, 2015, increased by $42.1 million, or 19.2%, to $261.2 million, compared to $219.2 million for the year ended December 31, 2014. Approximately $31.7 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to development and redevelopment projects placed into service subsequent to January 1, 2014, and operating properties acquired subsequent to January 1, 2014, as mentioned above.

Same Properties’ rental operating expenses increased by $10.3 million, or 5.3%, during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to higher (i) utility expense, (ii) snow removal expense, and (iii) property taxes. Utilities expense increased primarily due to higher utility rates for properties in the San Francisco, San Diego, and Greater Boston markets. Snow removal expense increased due to a more severe winter in 2015 compared to 2014, and property taxes increased as a result of the higher assessed values in 2015 compared to 2014.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2015, increased by $6.1 million, or 11.4%, to $59.6 million, compared to $53.5 million for the year ended December 31, 2014. General and administrative expenses increased primarily due to continued growth in both the depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses were consistent at 0.7% and 0.7% for the years ended December 31, 2015 and 2014, respectively.

Interest expense

Interest expense for the years ended December 31, 2015 and 2014, comprised the following (dollars in thousands):

	Year Ended December 31,
Component	2015	2014	Change
Secured notes payable	$30,646	$29,429	$1,217
Unsecured senior notes payable	71,213	56,125	15,088
Unsecured senior line of credit	11,538	8,107	3,431
Unsecured senior bank term loans	13,363	14,328	(965)
Interest rate swaps	2,707	6,871	(4,164)
Amortization of loan fees and other interest	12,886	11,544	1,342
Total interest incurred	142,353	126,404	15,949
Capitalized interest	(36,540)	(47,105)	10,565
Total interest expense	$105,813	$79,299	$26,514

Average debt balance outstanding	$4,105,204	$3,401,559	$703,645
Weighted average interest rate (1)	3.47%	3.72%	(0.25)%

(1)	Represents total interest expense divided by the average debt balance outstanding in the respective periods.

Total interest expense increased by $26.5 million, or 33.4%, during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily as a result of a $15.9 million increase in interest incurred and a $10.6 million decrease in the amount of interest capitalized as a result of our highly leased development and redevelopment projects placed into service subsequent to January 1, 2014, as noted above.

The increase of $15.9 million in total interest incurred was primarily due to a $703.6 million increase in the average debt balance outstanding in 2015 over 2014, including an offering of $700 million of unsecured senior notes payable at a weighted average interest rate of 3.50% in July 2014 and $300 million of unsecured senior notes payable at a stated interest rate of 4.30% in November 2015 which resulted in a $15.1 million increase in interest expense in 2015 related to our unsecured senior notes payable. The proceeds from these notes payable were used primarily to partially fund the construction of our development and redevelopment projects, real estate acquisitions, and to reduce amounts outstanding under our unsecured senior line of credit and unsecured senior term loans. Interest from our unsecured senior bank term loans and interest rate swaps decreased by an aggregate $5.1 million, as we continued to transition from variable-rate bank debt to long-term unsecured fixed-rate debt.

The increase in interest expense was partially offset by the decrease in interest expense related to the expiration in March 2014 of certain interest rate swap agreements aggregating $200 million with rates ranging from 4.99% to 5.02%, and expiration in December 2014 of interest rate swap agreements aggregating $500 million with a pay rate of 0.98%.
This decrease was partially offset when we entered into interest rate swap agreements aggregating approximately $950 million with rates ranging from 0.40% to 0.53% with effective dates beginning between December 31, 2014 and March 31, 2015, which allowed us to decrease the weighted average interest rate under our swap agreements. The decrease in weighted average interest rate and the average balance of the notional swap amounts in 2015 compared to that in 2014 allowed us to partially offset the increase in total interest expense.
Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2015, increased by $37.2 million, or 16.6%, to $261.3 million, compared to $224.1 million for the year ended December 31, 2014. Depreciation increased primarily due to additional depreciation from development and redevelopment projects placed into service subsequent to January 1, 2014, and operating properties aggregating 384,626 RSF that were acquired subsequent to January 1, 2014.

Impairment of real estate

In December 2015, we determined that a 71,000 RSF, R&D/warehouse property, located at 16020 Industrial Drive in Maryland, met the criteria for classification as “held for sale.” Accordingly, in December 2015 we recognized an $8.7 million impairment charge to lower the carrying costs of the property to its estimated fair value less cost to sell. We expect to complete the sale of the property in 2016 for approximately $6.4 million.

During the three months ended March 31, 2015, we determined that a 175,000 RSF property in Hyderabad, India, met the criteria for classification as “held for sale” and consequently recognized an impairment charge of $14.5 million to lower the carrying costs of the property to its estimated fair value less cost to sell, including an estimated $4.2 million foreign currency exchange translation loss. On March 26, 2015, we completed the sale of the vacant property for $12.4 million and no gain or loss was recognized.

For additional information related to the impairments above, refer to the “Sales of Real Estate Assets” section in Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 of this annual report on Form 10-K.

Loss on early extinguishment of debt

During the year ended December 31, 2015, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees aggregating $189 thousand upon our $25.0 million partial repayment of outstanding balances under our unsecured senior bank term loan. During the year ended December 31, 2014, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $525 thousand upon our $125.0 million partial repayment of unsecured senior bank term loan principal outstanding.

Equity in earnings of unconsolidated real estate joint ventures

Equity in earnings of unconsolidated real estate joint ventures of $1.7 million for the year ended December 31, 2015, primarily includes our 27.5% share of the operating results of our property at 360 Longwood Avenue in our Longwood Medical Area submarket of Greater Boston that was placed into service at various dates beginning in the three months ended December 31, 2014. As of December 31, 2015, we had 259,859 RSF, or 63% of this property, in service and occupied, and 153,940 RSF, or 37% of this project, under development.

Gain on sales of real estate – rental properties

During the year ended December 31, 2015, we sold a property located at 75/125 Shoreway Road in our Palo Alto/Stanford Research Park submarket of San Francisco aggregating 82,874 RSF for an aggregate sales price of $38.5 million and recognized an aggregate gain on sales of real estate of $12.4 million.

In December 2015, we sold partial interests in four Class A assets to a high-quality institutional investor. The aggregate proceeds from the sale of $453.1 million exceeded the value of the underlying properties in comparison to their historical cost basis. These properties remain consolidated in our financial statements, thus no gain has been recognized on our disposition of these partial interests. These sales were accounted for as equity transactions with an adjustment to our additional-paid in capital and noncontrolling interest balances. Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for further information on our consolidated real estate joint ventures.

Comparison of the year ended December 31, 2014, to the year ended December 31, 2013

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the year ended December 31, 2014, compared to the year ended December 31, 2013, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Same properties	$437,987	$421,615	$16,372	3.9%
Non-same properties	106,166	46,149	60,017	130.1
Total rental	544,153	467,764	76,389	16.3

Same properties	148,694	138,682	10,012	7.2
Non-same properties	24,786	11,413	13,373	117.2
Total tenant recoveries	173,480	150,095	23,385	15.6

Same properties	398	156	242	155.1
Non-same properties	8,846	13,136	(4,290)	(32.7)
Total other income	9,244	13,292	(4,048)	(30.5)

Same properties	587,079	560,453	26,626	4.8
Non-same properties	139,798	70,698	69,100	97.7
Total revenues	726,877	631,151	95,726	15.2

Same properties	183,028	173,799	9,229	5.3
Non-same properties	36,136	15,240	20,896	137.1
Total rental operations	219,164	189,039	30,125	15.9

Same properties	404,051	386,654	17,397	4.5
Non-same properties	103,662	55,458	48,204	86.9
Consolidated net operating income	507,713	442,112	65,601	14.8

Same properties	—	—	—	—
Non-same properties	918	—	918	100.0
Our share of NOI from unconsolidated real estate JVs	918	—	918	100.0

Same properties	404,051	386,654	17,397	4.5
Non-same properties	104,580	55,458	49,122	88.6
Our share of total net operating income	508,631	442,112	66,519	15.0

Other expenses:
General and administrative	53,530	48,520	5,010	10.3
Interest	79,299	67,952	11,347	16.7
Depreciation and amortization	224,096	189,123	34,973	18.5
Impairment of real estate	51,675	—	51,675	100.0
Loss on early extinguishment of debt	525	1,992	(1,467)	(73.6)
	409,125	307,587	101,538	33.0

Less: our share of NOI from unconsolidated real estate JVs	(918)	—	(918)	100.0
Equity in earnings of unconsolidated real estate JVs	554	—	554	100.0
Income from continuing operations	$99,142	$134,525	$(35,383)	(26.3)%

NOI – Same properties	$404,051	$386,654	$17,397	4.5%
Straight-line rent revenue	(18,878)	(21,451)	2,573	(12.0)
NOI – Same properties (cash basis)	$385,173	$365,203	$19,970	5.5%

Rental revenues

Total rental revenues for the year ended December 31, 2014, increased by $76.4 million, or 16.3%, to $544.2 million, compared to $467.8 million for the year ended December 31, 2013. The increase was primarily due to rental revenues from our Non-Same Properties, including development and redevelopment projects aggregating 1,521,836 RSF that were delivered after January 1, 2013, and 546,899 RSF operating properties that were acquired subsequent to January 1, 2013. In addition, rental revenues from our Same Properties increased by $16.4 million, or 3.9%, to $438.0 million from $421.6 million for the year ended December 31, 2013. Occupancy of Same Properties increased 310 bps, to 96.6% as of December 31, 2014, from 93.5% as of December 31, 2013.

Tenant recoveries

Tenant recoveries for the year ended December 31, 2014, increased by $23.4 million, or 15.6%, to $173.5 million, compared to $150.1 million for the year ended December 31, 2013. The increase is consistent with the increase in our rental operating expenses of $30.1 million, or 15.9% as discussed under “Rental Operating Expenses” below.

Same Properties tenant recoveries increased by $10.0 million, or 7.2%, primarily as a result of an increase in Same Properties rental operating expenses of $9.2 million, or 5.3%, as discussed below.

Other income

Other income for the years ended December 31, 2014 and 2013, consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	Change
Management fee income	$2,761	$3,133	$(372)
Interest and other income	4,157	4,589	(432)
Investment income	2,326	5,570	(3,244)
Total other income	$9,244	$13,292	$(4,048)

Rental operating expenses

Total rental operating expenses for the year ended December 31, 2014, increased by $30.1 million, or 15.9%, to $219.2 million, compared to $189.0 million for the year ended December 31, 2013. Approximately $20.9 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to development and redevelopment projects, and recently acquired operating properties as mentioned above. The Same Properties increase in rental operating expenses of $9.2 million was primarily due to higher utilities and repairs and maintenance in the year ended December 31, 2014. Our utility consumption and repairs and maintenance increased primarily due to a 310 bps increase in occupancy of our Same Properties in 2014.

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

Interest expense

Interest expense for the years ended December 31, 2014 and 2013, comprised the following (in thousands):

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

The total interest incurred decreased by $2.2 million due to a decrease in our weighted average interest rate from 3.76% as of December 31, 2013, to 3.23% as of December 31, 2014, offset by an approximate $617.5 million increase in outstanding debt. Interest from our secured notes payable, unsecured senior line of credit, unsecured senior bank term loans, and interest rate swaps decreased by $23.1 million, and interest from unsecured senior notes payable increased by $19.7 million as we continued to transition from variable-rate bank debt to long-term unsecured fixed-rate debt. During the years ended December 31, 2014 and 2013, we completed two offerings of unsecured senior notes payable aggregating $1.20 billion at an average rate of 3.68% and an average maturity of 9.8 years. Net proceeds from these offerings were used to partially repay borrowings outstanding under our unsecured senior bank term loan and reduce borrowings outstanding under our unsecured senior line of credit.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2014, increased by $35.0 million, or 18.5%, to $224.1 million, compared to $189.1 million for the year ended December 31, 2013. Depreciation increased primarily due to depreciation related to delivered development and redevelopment projects, and acquired operating properties, as mentioned above.

Impairment of real estate

During the year ended December 31, 2014, we determined that nine land parcels and three operating properties met the criteria to be classified as “held for sale” and consequently recognized aggregate real estate impairment charges of $51.7 million to lower the carrying costs of this real estate to their estimated fair value less cost to sell. For additional information related to the impairments above, refer to the “Sales of Real Estate Assets” section in Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 of this annual report on Form 10-K.

Loss on early extinguishment of debt

During the year ended December 31, 2014, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees aggregating $525 thousand upon our $125.0 million partial repayment of unsecured bank term loan principal outstanding. During the year ended December 31, 2013, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees aggregating $2.0 million upon our $250 million partial repayment of the outstanding principal balance of our senior bank term loan due in 2016.

Income from discontinued operations

Income from discontinued operations of $1.2 million and $900 thousand for the years ended December 31, 2014 and 2013, respectively, includes the results of operations of one property that was classified as “held for sale” as of December 31, 2014, as well as the results of operations (prior to disposition) and gain/loss on sales of real estate attributable to 10 properties sold between January 1, 2013, and December 31, 2014.

Gain on sales of real estate – land parcels

During the year ended December 31, 2014, excluding the sale of nine land parcels for which we recognized an impairment charge as discussed above, we completed the sale of six parcels of land in various markets aggregating 662,950 RSF for an aggregate sales price of $48.4 million and recognized an aggregate gain on sales of real estate – land parcels of $6.4 million. These gains are classified in gain on sales of real estate – land parcels below income from discontinued operations in the accompanying consolidated statements of income. The land parcels sold did not meet the criteria for classification as discontinued operations since the parcels did not have any significant operations prior to disposition.

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

Real estate joint ventures

Real estate joint ventures represent an important component of our diverse sources of capital. As discussed below, during 2015 we completed the partial sales of Class A properties in three separate transactions to a high-quality institutional investor for the aggregate sales price of approximately $453.1 million. As of December 31, 2015, we had several consolidated and unconsolidated real estate joint ventures. Refer to Note 3 – “Investments in Real Estate” and Note 4 – “Investment in Unconsolidated Real Estate Joint Ventures” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for further discussion of our existing real estate joint ventures.

Consolidated real estate joint ventures

In December 2015, as described above, we sold partial interests in the following Class A properties in three separate transactions to a high-quality institutional investor: (i) 70% interest in 225 Binney Street in our Cambridge submarket, (ii) 40% interest in 409/499 Illinois Street in our Mission Bay/SoMa submarket, and (iii) 49.9% interest in 1500 Owens Street in our Mission Bay/SoMa submarket. Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for further information on our accounting for these partial sales.

The following tables set forth information related to our consolidated real estate joint ventures as of December 31, 2015 (dollars in thousands):

	225 Binney Street (1)	1500 Owens Street (1)	409/499 Illinois Street (1)	Various

	Three Months Ended December 31, 2015
	Consolidated Real Estate Joint Ventures at 100%				Total
Total revenues	$672	$583	$1,439	$773	$3,467
Rental operations expense	101	191	348	628	1,268
	571	392	1,091	145	2,199
Expenses:
General and administrative	—	—	2	15	17
Interest	—	—	—	—	—
Depreciation and amortization	168	133	403	348	1,052
Net income	$403	$259	$686	$(218)	$1,130

	Noncontrolling Interests Share of Amounts Above
	70%	49.9%	40%	Various (2)	Total
Total revenues	$471	$291	$575	$66	$1,403
Rental operations expense	71	96	139	49	355
	400	195	436	17	1,048
Expenses:
General and administrative	—	—	1	—	1
Interest	—	—	—	—	—
Depreciation and amortization	118	66	161	27	372
Net income	$282	$129	$274	$(10)	$675

(1)
Noncontrolling interests in these real estate joint ventures were sold in December 2015. Refer to the “Real Estate Asset Sales” section earlier in this Item 7 for further details on the disposition of the noncontrolling interests for these properties.

(2)
Excludes net income attributable to redeemable noncontrolling interests, aggregating $297,000. These redeemable interests earn a fixed preferred return of 8.4% rather than a variable return based upon their ownership percentage of the joint venture. Consequently, these interests are excluded in our pro rata calculation.

	225 Binney Street (1)	1500 Owens Street (1)	409/499 Illinois Street (1)	Various

	December 31, 2015
	Consolidated Real Estate Joint Ventures at 100%					Total
Investments in real estate	$163,359	$82,712	$362,403	$117,075		$725,549
Cash and cash equivalents	1,247	16	797	3,691		5,751
Other assets	6,877	6,382	24,374	10,274		47,907
Total assets	$171,483	$89,110	$387,574	$131,040		$779,207

Secured notes payable	$—	$—	$—	$—		$—
Other liabilities	2,752	9,704	26,210	8,046		46,712
Total liabilities	2,752	9,704	26,210	8,046		46,712

Redeemable noncontrolling interests	—	—	—	14,218	(2)	14,218

Total equity	168,731	79,406	361,364	108,776		718,277
Total liabilities and equity	$171,483	$89,110	$387,574	$131,040		$779,207

	Noncontrolling Interests Share of Amounts Above
	70%	49.9%	40%	Various		Total
Investments in real estate	$114,351	$41,274	$144,961	$14,417		$315,003
Cash and cash equivalents	873	8	319	185		1,385
Other assets	4,814	3,184	9,750	2,177		19,925
Total assets	$120,038	$44,466	$155,030	$16,779		$336,313

Secured notes payable	$—	$—	$—	$—		$—
Other liabilities	1,926	4,843	10,484	183		17,436
Total liabilities	1,926	4,843	10,484	183		17,436

Redeemable noncontrolling interests	—	—	—	14,218	(2)	14,218

Total equity	118,112	39,623	144,546	2,378		304,659
Total liabilities and equity	$120,038	$44,466	$155,030	$16,779		$336,313

(1)
Noncontrolling interest in these real estate joint ventures was sold in December 2015. Refer to the “Real Estate Asset Sales” section earlier in this Item 7 for further details on the disposition of the noncontrolling interest for these properties.

(2)
Represents redeemable noncontrolling interests, totaling approximately 37% ownership in one of our consolidated real estate joint ventures. Excluding this entity, the remaining real estate joint venture partners have approximately 2% ownership in the various consolidated real estate joint ventures.

Unconsolidated real estate joint ventures

We provide the information on our share of investments in unconsolidated real estate joint ventures as we believe this information is useful for investors because it provides our share of the investments in real estate from all properties, including our share of the assets and liabilities of our unconsolidated real estate joint ventures.

360 Longwood Avenue

We are currently developing a building aggregating 413,799 RSF in our Longwood Medical Area submarket of Greater Boston. As of December 31, 2015, we had 259,859 RSF, or 63% of the project, leased and in service. The cost at completion is expected to be approximately $350.0 million. The real estate joint venture has a non-recourse, secured construction loan with commitments aggregating $213.2 million, with a maturity date of April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions. The remaining cost to complete the development is expected to be funded primarily from the remaining construction loan commitments shown below.

The following table summarizes the Longwood construction loan as of December 31, 2015 (dollars in thousands):

Tranche	Stated Rate	Outstanding Balance	Remaining Commitments	Total Aggregate Commitments
Fixed rate	5.25%	$171,638	$3,603	$175,241
Floating rate (1)	L+3.75%	5,548	32,411	37,959
		$177,186	$36,014	$213,200

(1)	Borrowings under the floating rate tranche have an interest rate floor equal to 5.25%, and are subject to an interest rate cap on LIBOR of 3.50%.

We have a 27.5% interest in this unconsolidated real estate joint venture that we account for under the equity method of accounting. Refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” and Note 4 – “Investment in Unconsolidated Real Estate Joint Ventures” under Item 15 of this annual report on Form 10-K for additional information. Our investment in this real estate joint venture was $50.2 million as of December 31, 2015.

We expect to achieve unlevered yields on our share of the gross real estate in the joint venture as follows: (i) average cash yield during the term of the initial leases of 8.2%, (ii) initial stabilized yield (cash basis) of 7.3%, and (iii) initial stabilized yield of 7.8%. Our projected unlevered yields are based upon our share of the investment in real estate of the joint venture at completion of approximately $109.0 million, including costs incurred directly by us outside the real estate joint venture.

1455/1515 Third Street

In September 2014, Alexandria and Uber Technologies, Inc. and its subsidiaries (“Uber”), entered into a real estate joint venture agreement and acquired two land parcels supporting the development of two buildings aggregating 422,980 RSF at 1455/1515 Third Street in our Mission Bay/SoMa submarket of San Francisco for a total purchase price of $125.0 million. The purchase price was funded by contributions into the real estate joint venture by Uber and us. We have a 51% interest, and Uber has a 49% interest, in this unconsolidated real estate joint venture. This project is 100% leased to Uber for a 15-year term, commencing upon completion of development. The project is expected to be funded by contributions from Uber and us. We are in the process of finalizing the design and construction budget with our partner, and we expect to provide the total estimated cost at completion and estimate of yields in the near future.

We account for our investment in this real estate joint venture under the equity method of accounting. Refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” and Note 4 – “Investment in Unconsolidated Real Estate Joint Ventures” under Item 15 of this annual report on Form 10-K for additional information.

Unconsolidated Real Estate Joint Ventures

The following tables set forth the information related to our unconsolidated real estate joint ventures as of December 31, 2015 (dollars in thousands):

	360 Longwood Avenue		1455/1515 Third Street

	Three Months Ended December 31, 2015
	Unconsolidated Real Estate Joint Ventures at 100%				Total
Total revenue	$6,526		$265		$6,791
Rental operations expense	2,677		171		2,848
	3,849		94		3,943
Interest	2,550		—		2,550
Depreciation and amortization	1,735		132		1,867
Net loss	$(436)		$(38)		$(474)

	Our Share of Amounts Above
	27.5%		51%		Total
Total revenue	$1,876	(1)	$136		$2,012
Rental operations expense	737		91		828
	1,139		45		1,184
Interest	703		—		703
Depreciation and amortization	587	(2)	68	(2)	655
Net loss	$(151)		$(23)		$(174)

(1)    Includes development and property management fees earned by us.
(2)    Amounts include depreciation and amortization of costs incurred directly by us outside of the real estate joint ventures.

	360 Longwood Avenue		1455/1515 Third Street

	December 31, 2015
	Unconsolidated Real Estate Joint Ventures at 100%			Total
Investments in real estate	$305,595		$139,875	$445,470
Cash and cash equivalents	4,906		5,607	10,513
Other assets	18,716		2,495	21,211
Total assets	$329,217		$147,977	$477,194

Secured notes payable	$177,186	(1)	$—	$177,186
Other liabilities	3,212		6,008	9,220
Total liabilities	180,398		6,008	186,406

Total equity	148,819		141,969	290,788
Total liabilities and equity	$329,217		$147,977	$477,194

	Our Share of Amounts Above (2)
	27.5%		51%	Total
Investments in real estate	$92,675		$75,817	$168,492
Cash and cash equivalents	1,349		2,860	4,209
Other assets	6,145		1,493	7,638
Total assets	$100,169		$80,170	$180,339

Secured notes payable	$48,726		$—	$48,726
Other liabilities	1,265		3,136	4,401
Total liabilities	49,991		3,136	53,127

Total equity	50,178		77,034	127,212
Total liabilities and equity	$100,169		$80,170	$180,339

(1)
Represents a non-recourse, secured construction loan with aggregate commitments of $213.2 million, of which $175.2 million bears interest at a fixed rate of 5.25% and $38.0 million bears interest at a floating rate of LIBOR+3.75%, with a floor of 5.25%. Borrowings under the floating rate tranche are subject to an interest rate cap on LIBOR of 3.50% and matures in April 2017. The maturity date of the loan is April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(2)	Amounts include costs incurred directly by us outside of the real estate joint ventures.

Pro rata operating information

We present our operating and balance sheet information on a pro rata basis adjusted for our share of investments in unconsolidated real estate joint ventures and the share of our consolidated real estate joint ventures owned by noncontrolling interests. We believe this information is helpful to our investors as supplemental to disclosures of our operating performance and financial position. Refer to the “Non-GAAP Measures” section appearing elsewhere under this Item 7 of this Report for a definition of the pro rata basis.

(In thousands)	Three Months Ended December 31, 2015
	Consolidated	Noncontrolling Share of Consolidated JVs	Our Share of Unconsolidated JVs	Our Total Share
Total revenues	$223,955	$(1,403)	$2,012	$224,564
Rental operations expense	68,913	(355)	828	69,386
	155,042	(1,048)	1,184	155,178
Expenses:
General and administrative	15,102	(1)	—	15,101
Interest	28,230	—	703	28,933
Depreciation and amortization	72,245	(372)	655	72,528
Impairment on real estate	8,740	—	—	8,740
	124,317	(373)	1,358	125,302

Equity in loss from unconsolidated real estate JVs	(174)	—	174	—
Gain on sales of real estate – rental properties	12,426	—	—	12,426
Net income	42,977	(675)	—	42,302
Net income attributable to noncontrolling interests	(972)	675	—	(297)	(1)
Net income attributable to Alexandria’s stockholders	42,005	—	—	42,005
Dividends on preferred stock	(6,246)	—	—	(6,246)
Net income attributable to unvested restricted stock awards	(628)	—	—	(628)
Net income attributable to Alexandria’s common stockholders	$35,131	$—	$—	$35,131

(1)
Represents net income attributable to redeemable noncontrolling interests. These redeemable interests earn a fixed preferred return of 8.4% rather than a variable return based upon their ownership percentage of the joint venture. Consequently, these interests are excluded in our pro rata calculation.

Pro rata – balance sheet information

(In thousands)	December 31, 2015
	Consolidated	Noncontrolling Share of Consolidated JVs	Our Share of Unconsolidated JVs	Our Total Share
Investments in real estate	$7,629,922	$(315,003)	$168,492	$7,483,411
Investment in unconsolidated real estate JVs	127,212	—	(127,212)	—
Cash and cash equivalents	125,098	(1,385)	4,209	127,922
Other assets	1,028,888	(19,925)	7,638	1,016,601
Total assets	$8,911,120	$(336,313)	$53,127	$8,627,934

Secured notes payable	$818,217	$—	$48,726	$866,943
Unsecured debt	3,147,578	—	—	3,147,578
Other liabilities	651,361	(17,436)	4,401	638,326
Total liabilities	4,617,156	(17,436)	53,127	4,652,847

Redeemable noncontrolling interests	14,218	(14,218)	—	—

Alexandria’s stockholders’ equity	3,975,087	—	—	3,975,087
Noncontrolling interests	304,659	(304,659)	—	—
Total equity	4,279,746	(304,659)	—	3,975,087
Total liabilities and equity	$8,911,120	$(336,313)	$53,127	$8,627,934

Projected results

Based on our current view of existing market conditions and certain current assumptions, we present guidance for EPS attributable to Alexandria’s common stockholders – diluted and FFO per share attributable to Alexandria’s common stockholders – diluted, each for the year ending December 31, 2016, as set forth in the table below. The table below provides a reconciliation of FFO per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to EPS, the most directly comparable GAAP measure, and other key assumptions and key credit metrics included in our guidance for the year ending December 31, 2016.

EPS and FFO Per Share Attributable to Alexandria’s Common Stockholders – Diluted
EPS	$1.44 to $1.64
Add: depreciation and amortization	4.00
Other	(0.03)
FFO per share	$5.41 to $5.61

Key Assumptions (Dollars in thousands)	2016 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2016	96.5%	97.1%

Lease renewals and re-leasing of space:
Rental rate increases	14.0%	17.0%
Rental rate increases (cash basis)	6.0%	9.0%

Same Properties performance:
NOI increase	2.0%	4.0%
NOI increase (cash basis)	3.5%	5.5%

Straight-line rent revenue	$51,000	$56,000
General and administrative expenses	$59,000	$64,000
Capitalization of interest	$45,000	$55,000
Interest expense	$108,000	$118,000

Key Credit Metrics	2016 Guidance
Net debt to Adjusted EBITDA – fourth quarter of 2016 annualized	6.5x to 6.9x
Fixed charge coverage ratio – fourth quarter of 2016 annualized	3.0x to 3.5x
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2016	10% to 15%

Net Debt to Adjusted EBITDA (1)	Liquidity (2)
	$2B

	Availability under our $1.5 billion Unsecured Senior Line of Credit	$1,349.0
	Remaining construction loan commitments	349.4
	“Available-for-sale” equity securities	137.6
	Cash and cash equivalents	125.1
		$1,961.1

Fixed Charge Coverage Ratio (1)	Unencumbered NOI (3)
	81%

(1)	Quarter annualized.

(2)
Total liquidity as of December 31, 2015, aggregating $2.0 billion consisted of $1,349.0 million available under our $1.5 billion Unsecured Senior Line of Credit, $125.1 million of cash and cash equivalents, $349.4 million of remaining construction loan commitments, $137.6 million of “available-for-sale” equity securities.

(3)	For the three months ended December 31, 2015.

As of December 31, 2015, we had CIP related to our 11 development projects and four redevelopment projects. The completion of these projects, along with recently delivered projects, certain future projects, and contributions from Same Properties, is expected to contribute significant increases in rental income, NOI, and cash flows. Operating performance assumptions related to the completion of our development and redevelopment projects, including the timing of initial occupancy, stabilization dates, and initial stabilized yield, are included in the “Investments in Real Estate” section under Item 2. Properties of this Report. Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the tables above and in the “Projected Construction Spending” table in the “Investments in Real Estate” section under Item 2 of this Report.

The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs, because these project costs will no longer qualify for capitalization and will be expensed as incurred. Our projection assumptions for Same Properties NOI growth, rental rate growth, straight-line rent, general and administrative expenses, capitalization of interest, and interest expense are included in the tables above and are subject to a number of variables and uncertainties, including those discussed in Item 1A and elsewhere in this Item 7 of this Report. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

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

Over the next several years, our balance sheet, capital structure, and liquidity objectives are as follows:

•	Retain positive cash flows from operating activities after payment of dividends for reinvestment in development and redevelopment projects and/or acquisitions;

•
Maintain significant liquidity from net cash provided by operating activities, cash and cash equivalents, and available borrowing capacity under our unsecured senior line of credit and available commitments under our secured construction loans;

•	Reduce the amount of our unsecured bank debt;

•
Maintain diverse sources of capital, including sources from net cash provided by operating activities, unsecured debt, secured debt, selective asset sales, joint venture capital, preferred stock, and common stock;

•	Mitigate unhedged variable-rate debt exposure through the reduction of short-term and medium-term variable-rate bank debt;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund preferred stock and common stock dividends from net cash provided by operating activities;

•	Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate;

•	Maintain high levels of pre-leasing and percentage leased in value-creation projects; and

•	Decrease the ratio of net debt to Adjusted EBITDA with some variation from quarter-to-quarter and year-to-year.

Unsecured senior line of credit and unsecured senior bank term loans

The table below reflects the outstanding balances, maturity dates, applicable margins, and facility fees for each of these facilities.

(Dollars in thousands)	As of December 31, 2015
Facility	Balance	Maturity Date (1)	Applicable Margin	Facility Fee
$1.5 billion unsecured senior line of credit	$151,000	January 2019	L+1.10%	0.20%
2019 Unsecured Senior Bank Term Loan	$600,000	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	$350,000	January 2021	L+1.10%	N/A

(1)	Reflects any extension options that we control.

The maturity date of the unsecured senior line of credit is January 2019, assuming we exercise our sole right to extend the stated maturity date, twice, by an additional six months after each exercise. Borrowings under the unsecured senior line of credit bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement, plus, in either case, a specified margin (“Applicable Margin”). The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit is based on our existing credit rating as set by certain rating agencies. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the Applicable Margin of LIBOR+1.10%. In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of December 31, 2015, were as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Leverage Ratio	Less than or equal to 60.0%	36.9%
Secured Debt Ratio	Less than or equal to 45.0%	7.6%
Fixed Charge Coverage Ratio	Greater than or equal to 1.50x	3.21x
Unsecured Leverage Ratio	Less than or equal to 60.0%	43.0%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	5.58x

(1)
For definitions of the ratios, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements filed as Exhibits 10.24, 10.25, 10.26, hereto, which are listed under Item 15 of this Report.

(2)	Actual covenants are calculated pursuant to the specific terms of our unsecured senior line of credit and unsecured senior bank term loan agreements.

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% unsecured senior notes payable (“2.75% Unsecured Senior Notes”), 4.60% unsecured senior notes payable (“4.60% Unsecured Senior Notes”), 3.90% unsecured senior notes payable (“3.90% Unsecured Senior Notes”), 4.30% unsecured senior notes payable (“4.30% Unsecured Senior Notes”), and 4.50% unsecured senior notes payable (“4.50% Unsecured Senior Notes”) as of December 31, 2015, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	39.7%
Secured Debt to Total Assets	Less than or equal to 40%	8.0%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x	5.6x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	248.0%

(1)
For definitions of the ratios, refer to the indentures filed as Exhibits 4.3 and 4.13 hereto and the related supplemental indentures filed as Exhibits 4.4, 4.7, 4.9, 4.11, and 4.14 hereto, which are each listed under Item 15 of this Report.

In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness. Refer to Note 9 – “Secured and Unsecured Senior Debt” to our consolidated financial statements in this annual report on Form 10-K for a discussion of our unsecured senior notes payable.

Sources and uses of capital

We expect that our principal liquidity needs for the year ending December 31, 2016, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key sources and uses for 2016 have been updated to reflect a $100 million decrease in construction spending primarily due to the timing of construction spending related to projects expected to be placed into service in 2017 and 2018, as well as updates in the scope of several projects. The mid-point of construction of $850 million is projected to be funded by $375 million of internally generated sources (net cash provided by operating activities after dividends and debt from growth in EBITDA), $350 million of asset sales, and $125 million of other capital, including sales of “available-for-sale” equity securities.

Sources and Uses of Capital (In thousands)	2016 Guidance
	Low	High	Mid-point
Sources of capital for construction:
Net cash provided by operating activities after dividends	$115,000	$135,000	$125,000
Debt funding from growth in EBITDA	260,000	240,000	250,000
Internally generated sources	375,000	375,000	375,000
Asset sales minimum target	300,000	400,000	350,000
Other capital/sales of “available-for-sale” equity securities	125,000	125,000	125,000
Total sources/projected construction uses	$800,000	$900,000	$850,000

Sources of capital for acquisitions:
Debt funding from growth in EBITDA	$45,000	$45,000	$45,000
Other capital	105,000	205,000	155,000
Total sources/projected acquisitions uses	$150,000	$250,000	$200,000

Incremental debt:
Issuance of unsecured senior notes payable	$400,000	$550,000	$475,000
Borrowings under secured construction loans	175,000	225,000	200,000
Repayments of secured notes payable	(120,000)	(220,000)	(170,000)
Activity on unsecured senior line of credit/other	(150,000)	(270,000)	(210,000)
Incremental debt (1)	$305,000	$285,000	$295,000

(1)    Included in sources of capital above

The key assumptions behind the sources and uses of capital in the table above are a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed in Item 1A and elsewhere in this Item 7 of this Report. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $115.0 million to $135.0 million of net cash flows from operating activities after payment of common stock and preferred stock dividends. For the year ending December 31, 2016, we expect the completion of our highly pre-leased value creation projects, along with recently delivered projects, certain future projects, and contributions from Same Properties, to contribute significant increases in rental income, NOI, and cash flows. Refer to the “Cash Flows” section appearing elsewhere under this Item 7 of this Report for a discussion of net cash provided by operating activities for the year ended December 31, 2015.

Real estate sales

We expect to continue the disciplined execution of select sales of non-strategic land and non-core/“core-like” operating assets. We may also consider additional sales of partial interests in core Class A assets and/or development projects. For 2016, we expect to sell real estate ranging from $300 million to $400 million. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

For additional information, refer to “Sales of Real Estate Assets” in Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 appearing elsewhere in this annual report on Form 10-K. The sale of non-strategic land and non-core/”core-like” operating assets provides a significant source of capital to fund our highly pre-leased value-creation development and redevelopment projects described above.

Debt

We expect to fund a significant portion of our capital needs in 2016 from the issuance of unsecured senior notes payable, borrowings available under existing secured construction loans, unsecured senior line of credit, and new secured construction loans.

In November 2015, we completed a $300 million public offering of our unsecured senior notes payable at a stated interest rate of 4.30%. The 4.30% Unsecured Senior Notes were priced at 99.624% of the principal amount with a yield to maturity of 4.345% and are due January 15, 2026. We used the proceeds, net of discounts and issuance costs, of $296.4 million to reduce outstanding borrowings on our $1.5 billion unsecured senior line of credit.

In July 2014, we completed public offerings of $400 million in aggregate principal amount and $300 million in aggregate principal amount of unsecured senior notes payable at stated interest rates of 2.75% and 4.50%, respectively, at a weighted average interest rate of 3.50% and a weighted average maturity of 9.6 years. The 2.75% Unsecured Senior Notes were priced at 99.793% of the principal amount with a yield to maturity of 2.791% and are due January 15, 2020. The 4.50% Unsecured Senior Notes were priced at 99.912% of the principal amount with a yield to maturity of 4.508% and are due July 30, 2029. Net proceeds of $694 million from the offering were used to reduce variable-rate debt, consisting of the partial repayment of $125 million of our unsecured senior bank term loan and the reduction of $569 million of borrowings that were outstanding on our unsecured senior line of credit. In connection with the partial repayment of $125 million of our unsecured senior bank term loan, we recognized a loss on the early extinguishment of debt related to the write-off of a portion of unamortized loan fees aggregating $525 thousand.

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

In June 2015, we completed a $25.0 million partial repayment of unsecured senior bank term loan principal outstanding and extended the maturity of the remaining $350 million loan from July 31, 2015, to June 30, 2019, subject to our option to extend the maturity up to three times upon the satisfaction of certain conditions for an additional term of six months for the first and second extensions and for an additional term ending on January 15, 2021, for the third extension. In addition, we reduced the applicable margin with respect to borrowings outstanding under the loan to LIBOR+1.10% from LIBOR+1.20%. In conjunction with the amendment of our unsecured senior bank term loan (“2021 Unsecured Senior Bank Term Loan”) and the principal repayment, we recognized a loss on early extinguishment of debt aggregating $189 thousand related to the write-off of a portion of unamortized loan fees.

Refer to the “Liquidity” section for a discussion of our secured construction loans and unsecured senior line of credit.

Liquidity

The following table presents the availability under our unsecured senior line of credit, secured construction loans, “Available-for-sale” equity securities, and cash and cash equivalents as of December 31, 2015 (dollars in thousands):

Description	Stated Rate	Total Aggregate Commitments	Outstanding Balance	Remaining Commitments
$1.5 billion unsecured senior line of credit	L+1.10%	$1,500,000	$151,000	$1,349,000
269 East Grand Avenue/San Francisco	L+1.40%	36,000	20,800	15,200
259 East Grand Avenue/San Francisco	L+1.50%	55,000	47,596	7,404
75/125 Binney Street/Greater Boston	L+1.35%	250,400	163,893	86,507
50/60 Binney Street/Greater Boston	L+1.50%	350,000	109,692	240,308
		$2,191,400	$492,981	1,698,419
“Available-for-sale” equity securities, at fair value				137,621
Cash and cash equivalents				125,098
Total				$1,961,138

Secured construction loans

Refer to Note 9 – “Secured and Unsecured Senior Debt” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for a discussion of our secured construction loans.

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

Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended unsecured line of credit agreement plus, in either case, the Applicable Margin. The “Eurocurrency Rate” specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR-quoted currency (i.e., U.S. dollars, euro, pounds sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR-quoted currency (other than Canadian or Australian dollars). The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the applicable margin of LIBOR+1.10%. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20% based on the aggregate commitments.

Cash and cash equivalents

As of December 31, 2015 and 2014, we had $125.1 million and $86.0 million, respectively, of cash and cash equivalents. We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and certain capital expenditures, including expenditures related to construction activities.

Restricted cash

Restricted cash consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Funds held in trust under the terms of certain secured notes payable	$15,906	$19,350
Funds held in escrow related to construction projects and investing activities	10,040	4,539
Other restricted funds	2,926	2,995
Total	$28,872	$26,884

“At the market” common stock offering program

In December 2015, we established an “at the market” common stock offering program, under which we may sell, from time to time, up to an aggregate of $450.0 million of our common stock through our various sales agents during a three-year period. The program was established to replace the prior “at the market” common stock offering program, which expired in June 2015. During the year ended December 31, 2015, we sold an aggregate of 889,856 shares of common stock for gross proceeds of $80.3 million, or $90.29 per share, and net proceeds of approximately $78.5 million, including commissions and other expenses of approximately $1.8 million. The total number of 889,856 shares sold during the year consisted of 832,982 shares sold under our current “at the market program” established in December 2015, and 56,874 shares sold under our prior program that expired in June 2015. Gross proceeds from sales of shares under our current program were approximately $75.0 million for the three months ended December 31, 2015. We used the net proceeds from the sale of shares of our common stock initially, to reduce outstanding balances on our unsecured senior line of credit and repay a portion of our senior unsecured term loan. Borrowings under our line of credit fund general working capital and other corporate purposes, including selective development and redevelopment of properties and repayment of debt. As of December 31, 2015, the remaining aggregate proceeds that can be generated under our current program through the future stock sales were approximately $375.0 million. We used the proceeds from the sales to reduce amounts outstanding under our unsecured senior line of credit.

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

We also hold interests, together with certain third parties, in real estate joint ventures that are not consolidated in our financial statements. The following table presents information related to debt held by one of our unconsolidated real estate joint ventures (dollars in thousands):

Loan Collateral	Total Commitments	Total Outstanding	Partners’ Share	ARE’s 27.5% Share	Maturity Date		Interest Rate
360 Longwood Avenue	$213,200	$177,186	$128,460	$48,726	4/1/17	(1)	5.25%	(2)

(1)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(2)	Secured construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%.

The unconsolidated real estate joint venture with Uber is 100% funded through equity contributions by Uber and us.

Uses of capital

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, predevelopment, and construction of properties. We currently have projects in our visible growth pipeline aggregating 3.3 million RSF of office/laboratory and tech office space, including two unconsolidated real estate joint venture development projects. We incur capitalized construction costs related to development, redevelopment, predevelopment, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “Summary of Capital Expenditures” section under Item 2 of this Report for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2015 and 2014, of $36.5 million and $47.1 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects aggregating approximately $12.4 million and $17.6 million for the years ended December 31, 2015 and 2014, respectively. The decrease in capitalized interest and payroll costs was primarily due to approximately 1.3 million RSF related to development and redevelopment projects placed into service since January 1, 2014. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. When construction activities cease, the asset is transferred out of CIP and classified as rental property. Also, if vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel will be classified as land held for future development. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $4.9 million during the year ended December 31, 2015.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we have capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that leasing transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related fringe benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the years ended December 31, 2015 and 2014, were $67.5 million and $40.3 million, respectively, of which approximately $12.1 million and $10.6 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods. The increase in direct leasing costs in 2015 was driven by the highest leasing volume in Alexandria’s history, totaling approximately 5.0 million RSF.

Acquisitions

Refer to the “External Growth – Acquisitions” section appearing elsewhere under this Item 7 of this Report for detailed information on our acquisitions.

Unsecured senior bank term loan repayment

In June 2015, we completed a partial principal repayment of $25.0 million and extended the maturity of the remaining $350 million 2021 Unsecured Senior Bank Term Loan from July 31, 2015, to June 30, 2019, subject to our option to extend the maturity up to three times upon the satisfaction of certain conditions for an additional term of six months for the first and second extensions and for an additional term ending on January 15, 2021, for the third extension. In addition, we reduced the applicable interest rate margin with respect to borrowings outstanding under the loan to LIBOR+1.10% from LIBOR+1.20%. In conjunction with the amendment of our 2021 Unsecured Senior Bank Term Loan and the principal repayment, we recognized a loss on early extinguishment of debt aggregating $189 thousand related to the write-off of a portion of unamortized loan fees.

Contractual obligations and commitments

Contractual obligations as of December 31, 2015, consisted of the following (in thousands):

		Payments by Period
	Total	2016	2017-2018	2019-2020	Thereafter
Secured and unsecured debt (1) (2)	$3,964,879	$234,680	$247,991	$1,373,763	$2,108,445
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	774,109	118,419	212,781	172,848	270,061
Estimated interest payments on variable-rate debt (4)	33,787	5,364	17,755	10,668	—
Ground lease obligations	673,985	12,660	25,442	22,727	613,156
Other obligations	7,027	1,554	3,323	1,811	339
Total	$5,453,787	$372,677	$507,292	$1,581,817	$2,992,001

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts reflected on the consolidated balance sheets.

(2)	Payment dates reflect any extension options that we control.

(3)
Estimated interest payments on our fixed-rate and hedged variable-rate debt are based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt are based on the interest rates in effect as of December 31, 2015.

Secured notes payable

Secured notes payable as of December 31, 2015, consisted of 13 notes secured by 29 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted average interest rate of approximately 3.84% as of December 31, 2015. As of December 31, 2015, the total book values of rental properties, land held for future development, and CIP securing debt were approximately $1.7 billion. As of December 31, 2015, our secured notes payable, including unamortized discounts, were composed of approximately $400.2 million and $418.0 million of fixed-rate debt and variable-rate debt, respectively.

In October 2015, we repaid a $76.0 million secured note payable with an effective interest rate of 5.73%.

    In January 2014, we repaid a $208.7 million secured note payable related to Alexandria Technology Square® that bore interest at a rate of 5.59%. Our real estate joint venture partner funded approximately $20.9 million of the proceeds required to repay the secured note payable.

Estimated interest payments

Estimated interest payments on our fixed-rate debt and hedged variable-rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates. As of December 31, 2015, approximately 88% of our debt was fixed-rate debt or variable-rate debt subject to interest rate swap agreements. Refer to our interest rate swap agreements in the “Contractual Obligations and Commitments” and “Interest Rate Swap Agreements sections elsewhere in this Item 7 for additional information. The remaining 12% of our debt as of December 31, 2015, was unhedged variable-rate debt based primarily on LIBOR. Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of December 31, 2015.  For additional information regarding our debt, refer to Note 9 – “Secured and Unsecured Senior Debt,” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

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

We have entered into master derivative agreements with each counterparty. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our counterparties to address and minimize certain risks associated with our interest rate swap agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, these agreements are spread among various counterparties. As of December 31, 2015, the largest aggregate notional amount in effect at any single point in time with an individual counterparty under our interest rate swap agreements was $250 million. If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate swap agreements.

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

Ground lease obligations

Ground lease obligations as of December 31, 2015, included leases for 28 of our properties, which accounted for approximately 14% of our total number of properties and four land development parcels. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $9.7 million as of December 31, 2015, our ground lease obligations have remaining lease terms ranging from approximately 40 to 100 years, including extension options. Refer to Note 14 – “Commitments and Contingencies,” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for further information on our ground leases.

Commitments

As of December 31, 2015, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $885.2 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We are also committed to funding approximately $87.6 million for certain non-real estate investments over the next several years. We have one unconsolidated real estate joint venture with a commitment to contribute our share of equity into this real estate joint venture to complete the development of buildings aggregating approximately 422,980 RSF by 2018. Our share of estimated cost to complete this project is approximately $230 to $270 per square foot as of December 31, 2015. We have no obligation to provide additional funding to our other unconsolidated real estate joint venture.

We have minimum development requirements under project development agreements with government entities in India for some of our future value-creation projects. As of December 31, 2015, we had investments in real estate projects with an aggregate book value of $42.9 million for which we had construction commitment obligations to complete the development of buildings aggregating approximately 300,000 RSF, 100,000 RSF, and 200,000 RSF during 2016, 2017, and 2018, respectively. The estimated cost to develop these projects is approximately $125 to $175 per square foot. If we do not meet, extend, or eliminate these commitments, we may default under our existing agreements. The government entities, in turn, have certain obligations to us under those project development agreements. We are working with these entities to fulfill or amend certain existing obligations in a mutually beneficial manner.

In addition, we have letters of credit and performance obligations aggregating $28.4 million primarily related to our construction management requirements.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	Change
Net cash provided by operating activities	$342,611	$334,325	$8,286
Net cash used in investing activities	$(722,395)	$(634,829)	$(87,566)
Net cash provided by financing activities	$419,126	$331,312	$87,814

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Year Ended December 31,
	2015	2014	Change
Net cash provided by operating activities	$342,611	$334,325	$8,286
Add: changes in operating assets and liabilities	30,627	15,628	14,999
Net cash provided by operating activities before changes in operating assets and liabilities	$373,238	$349,953	$23,285

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the timing of completion of development projects, the timing of completion of redevelopment projects, and the timing of acquisitions of operating properties. Net cash provided by operating activities for the year ended December 31, 2015, increased to $342.6 million, compared to $334.3 million for the year ended December 31, 2014. Net cash provided by operating activities before changes in operating assets and liabilities for the year ended December 31, 2015, increased by $23.3 million, or 6.7%, to $373.2 million, compared to $350.0 million for the year ended December 31, 2014. This increase was primarily attributable to an increase in our total NOI of $76.9 million, or 15.1%, to $585.6 million for the year ended December 31, 2015, compared to $508.6 million for the year ended December 31, 2014, as a result of our highly leased development and redevelopment projects being placed into service subsequent to January 1, 2014, partially offset by an increase in interest expense, which reflects a decrease in the amount of interest capitalized as a result of our development and redevelopment projects placed into service as noted above.

Investing activities

Cash flows used in investing activities for the years ended December 31, 2015 and 2014, consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	Change
Proceeds from sales of real estate	$129,799	$81,580	$48,219
Additions to real estate	(564,206)	(497,773)	(66,433)
Purchase of real estate	(248,933)	(127,887)	(121,046)
Additions to investments	(95,945)	(60,230)	(35,715)
Sales of investments	67,136	18,973	48,163
Investment in unconsolidated real estate joint ventures	(9,027)	(70,758)	61,731
Repayment of notes receivable	4,282	29,883	(25,601)
Other	(5,501)	(8,617)	3,116
Net cash used in investing activities	$(722,395)	$(634,829)	$(87,566)

The change in net cash used in investing activities for the year ended December 31, 2015, is primarily due to a higher use of cash for property acquisitions partially offset by a higher source of cash from asset sales.

Value-creation opportunities and external growth

For information on our key development and redevelopment projects for the year ended December 31, 2015, refer to “Development, Redevelopment, and Future Value-Creation Projects” located earlier under Item 2 of this Report.

Financing activities

Cash flows provided by financing activities for the years ended December 31, 2015 and 2014, consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	Change
Borrowings from secured notes payable	$169,754	$126,215	$43,539
Repayments of borrowings from secured notes payable	(89,815)	(231,051)	141,236
Proceeds from issuance of unsecured senior notes payable	298,872	698,908	(400,036)
Borrowings from unsecured senior line of credit	2,145,000	1,168,000	977,000
Repayments of borrowings from unsecured senior line of credit	(2,298,000)	(1,068,000)	(1,230,000)
Repayments of borrowings from unsecured senior bank term loans	(25,000)	(125,000)	100,000
Total changes related to debt	200,811	569,072	(368,261)

Proceeds from the issuance of common stock	78,463	—	78,463
Dividend payments	(243,090)	(228,271)	(14,819)
Contributions by and sales of noncontrolling interests	453,750	19,410	434,340
Distributions to and purchases of noncontrolling interests	(64,066)	(4,977)	(59,089)
Other	(6,742)	(23,922)	17,180
Net cash provided by financing activities	$419,126	$331,312	$87,814

Secured and unsecured bank loans

As of December 31, 2015, our secured construction loans had an aggregate outstanding balance of $342.0 million and remaining available commitments of $349.4 million. Refer to Note 9 – “Secured and unsecured senior debt,” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for a discussion of our secured construction loans, secured notes payable, unsecured senior bank term loans, and unsecured senior line of credit.

Dividends

During the years ended December 31, 2015 and 2014, we paid the following dividends (in thousands):

	Year Ended December 31,
	2015	2014	Change
Common stock dividends	$218,104	$202,386	$15,718
Series D Convertible Preferred Stock dividends	16,601	17,500	(899)
Series E Preferred Stock dividends	8,385	8,385	—
	$243,090	$228,271	$14,819

The increase in dividends paid on our common stock was primarily due to an increase in the related dividends to $3.02 per common share for the year ended December 31, 2015, from $2.82 per common share for the year ended December 31, 2014.

Inflation

As of December 31, 2015, approximately 96% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Critical accounting policies

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We base these estimates, judgments, and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances.

We continually evaluate the policies and estimates we use to prepare our consolidated financial statements. Changes in estimates or policies applied could affect our financial position and specific items in our results of operations that are used by our stockholders, potential investors, industry analysts, and lenders in their evaluation of our performance. Our significant accounting policies are described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 appearing elsewhere in this annual report on Form 10-K.

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

If we fail to qualify as a REIT in any taxable year, then we will be required to pay federal and state income taxes (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. If we lose our REIT status, then our net earnings available for investment or distribution to our stockholders will be significantly reduced for each of the years involved and we will no longer be required to make distributions to our stockholders.

Investments in real estate and properties classified as “held for sale”

We recognize real estate acquired (including the intangible value of above-or below-market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date. If there is a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term of an in-place lease, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider its impact in determining the intangible value of such lease and its related amortization period. The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. Acquisition-related costs related to the acquisition of businesses, including real estate acquired with in-place leases, are expensed as incurred.

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements, an estimated life up to 20 years for land improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment. The values of acquired above-or below-market leases are amortized over the terms of the related leases and recognized as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation of assets ceases upon designation of a property as “held for sale.” If a property classified as “held for sale” no longer meets the criteria above, it is reclassified as “held for use” with catch-up depreciation recognized as if the asset has been in service since it was classified as “held for sale.”

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

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities and limited partnerships primarily involved in the science and technology industries. All of our investments in actively traded public companies are considered “available-for-sale” and are reflected in the accompanying consolidated balance sheets at fair value. Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income. The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income. Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities are accounted for under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%. As of December 31, 2015 and 2014, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

Interest rate swap agreements

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and by entering into interest rate swap agreements. Specifically, we enter into interest rate swap agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate swap agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings based on LIBOR. We do not use derivatives for trading or speculative purposes, and currently all of our derivatives are designated as hedges. Our objectives in using interest rate swap agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy. All of our interest rate swaps are designated as cash flow hedges. Interest rate swap agreements designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company’s making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount of interest rate swap agreements.

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

The effective portion of changes in the fair value of our interest rate swap agreements that are designated and that qualify as cash flow hedges is recognized in accumulated other comprehensive income (loss). Amounts classified in accumulated other comprehensive income (loss) will be reclassified into earnings in the period during which the hedged transactions affect earnings.

The fair value of each interest rate swap agreement is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair values of our interest rate swap agreements are determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance of our counterparties using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

Recognition of rental income and tenant recoveries

Rental income from leases is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as income and expected to be received in later years as deferred rent in the accompanying consolidated balance sheets. Amounts received currently but recognized as income in future years are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental income at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from tenants. Tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent. As of December 31, 2015 and 2014, no allowance for uncollectible tenant receivables and deferred rent was deemed necessary.

As of December 31, 2015, approximately 96% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed or based on a consumer price index or another index. Additionally, approximately 94% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures.

Monitoring tenant credit quality

During the term of each lease, we monitor the credit quality of our tenants by (i) reviewing the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a team of employees who, among them, have graduate and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the science and technology industries, as well as in finance. Our research team is responsible for assessing and monitoring the credit quality of our tenants and any material changes in credit quality.

Non-GAAP measures

FFO and FFO, as adjusted (attributable to Alexandria’s common stockholders)

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the NAREIT Board of Governors established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that FFO, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences caused by investment and disposition decisions, financing decisions, terms of securities, capital structures, and capital market transactions. We compute FFO in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance (“the NAREIT White Paper”). The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels), plus real estate-related depreciation and amortization, and after adjustments for our share of consolidated and unconsolidated partnerships and real estate joint ventures. Impairments of real estate relate to decreases in the fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period. Impairments of real estate represent the write-down of assets when fair value over the recoverability period is less than the carrying value. We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper less/plus significant gains/losses on the sale of investments, plus losses on early extinguishment of debt, preferred stock redemption charges, impairments of non-depreciable real estate and land parcels, impairments of investments, deal costs, and the amount of such items that is allocable to our unvested restricted stock awards. Our calculations of FFO and FFO, as adjusted, may differ from those methodologies utilized by other equity REITs for similar performance measurements and, accordingly, may not be comparable to those of other equity REITs. Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (loss) (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

AFFO attributable to Alexandria’s common stockholders

AFFO is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute AFFO, to include our share of amounts from consolidated and unconsolidated real estate joint ventures, by adding to or deducting from FFO, as adjusted: (i) non-revenue-enhancing building improvements (excluding amounts recoverable from our tenants), non-revenue-enhancing tenant improvements and leasing commissions (excluding revenue-enhancing and development and redevelopment expenditures); (ii) effects of straight-line rent revenue and straight-line rent expense on ground leases; (iii) capitalized income from development projects; (iv) amortization of acquired above- and below-market leases, loan fees, and debt premiums/discounts; (v) stock compensation expense; and (vi) allocation of AFFO attributable to unvested restricted stock awards.

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

AFFO is not intended to represent cash flow for the period and is intended only to provide an additional measure of performance. We believe that net income attributable to Alexandria’s common stockholders is the most directly comparable GAAP financial measure to AFFO. We believe that AFFO is a widely recognized measure of the operations of equity REITs, and presenting AFFO will enable investors to assess our performance in comparison to other equity REITs. However, other equity REITs may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to AFFO calculated by other equity REITs. AFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents a reconciliation of net income attributable to Alexandria’s common stockholders – basic, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO attributable to Alexandria’s common stockholders – basic, FFO attributable to Alexandria’s common stockholders – diluted, as adjusted, and AFFO attributable to Alexandria’s common stockholders – diluted, for the periods below (in thousands).

	Year Ended December 31,
(In thousands)	2015		2014	2013
Net income attributable to Alexandria’s common stockholders – basic	$116,867		$72,113	$108,751
Depreciation and amortization	262,651		224,425	190,778
Impairment of real estate – rental properties	23,250	(1)	26,975	—
Gain on sales of real estate – rental properties (2)	(12,426)		(1,838)	121
Gain on sales of real estate – land parcels	—		(6,403)	(4,824)
Allocation to unvested restricted stock awards (3)	(1,758)		(690)	36
FFO attributable to Alexandria’s common stockholders – basic and diluted (4)	388,584		314,582	294,862
Assumed conversion of unsecured senior convertible notes	—		—	15
FFO attributable to Alexandria’s common stockholders – diluted	388,584		314,582	294,877
Investment income (5)	(13,109)		—	—
Impairment of investments	—		—	853
Acquisition-related expenses	—		—	1,446
Impairment of real estate – land parcels	—		24,700	—
Loss on early extinguishment of debt	189		525	1,992
Preferred stock redemption charge	—		1,989	—
Allocation to unvested restricted stock awards	110		(226)	(35)
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted	375,774		341,570	299,133
Non-revenue-enhancing capital expenditures:
Building improvements	(9,450)		(7,429)	(3,461)
Tenant improvements and leasing commissions	(22,139)		(15,179)	(15,902)
Straight-line rent revenue	(50,379)		(45,534)	(27,935)
Straight-line rent expense on ground leases	490		2,788	1,896
Capitalized income from development projects	—		—	143
Amortization of acquired below-market leases	(6,118)		(2,845)	(3,316)
Amortization of loan fees	11,102		10,912	9,936
Amortization of debt (premiums) discounts	(372)		117	529
Stock compensation expense	17,512		13,996	15,552
Allocation to unvested restricted stock awards	619		359	191
AFFO attributable to Alexandria’s common stockholders – diluted	$317,039		$298,755	$276,766

(1)	Includes an impairment charge of $8.7 million related to 16020 Industrial Drive, a 71,000 RSF, R&D/warehouse building in Maryland. We expect to complete the sale of the asset in 2016.

(2)	Gain on sales of real estate – rental properties recognized during the fourth quarter of 2014 is classified in (loss) income from discontinued operations in the consolidated statements of income.

(3)	Prior period amounts attributable to noncontrolling interests have been reclassified to conform to the current year presentation.

(4)	Calculated in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance.

(5)
Includes gross investment gains of $12.7 million and $8.7 million for three months ended December 31, 2015, and three months ended September 30, 2015, respectively, primarily from the sale of two public securities in each respective period.

The following table presents a reconciliation of net income per share attributable to Alexandria’s common stockholders – basic, to FFO per share attributable to Alexandria’s common stockholders – diluted, FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted, and AFFO per share attributable to Alexandria’s common stockholders – diluted, for the periods below. Amounts allocable to unvested restricted stock awards are not material and are not presented separately within the table below. Per share amounts may not add due to rounding.

	Year Ended December 31,
	2015	2014	2013
EPS attributable to Alexandria’s common stockholders – basic	$1.63	$1.01	$1.60
Depreciation and amortization	3.64	3.15	2.80
Impairment of real estate – rental properties	0.33	0.38	—
Gain on sales of real estate – rental properties	(0.17)	(0.03)	—
Gain on sales of real estate – land parcels	—	(0.09)	(0.07)
FFO per share attributable to Alexandria’s common stockholders – diluted (1)	5.43	4.42	4.33
Investment income	(0.18)	—	—
Impairment of investments	—	—	0.01
Acquisition-related expenses	—	—	0.02
Impairment of real estate – land parcels	—	0.34	—
Loss on early extinguishment of debt	—	0.01	0.04
Preferred stock redemption charge	—	0.03	—
FFO per share attributable to Alexandria’s common stockholders – diluted, as adjusted	5.25	4.80	4.40
Non-revenue-enhancing capital expenditures:
Building improvements	(0.13)	(0.10)	(0.05)
Tenant improvements and leasing commissions	(0.31)	(0.20)	(0.23)
Straight-line rent revenue	(0.71)	(0.64)	(0.40)
Straight-line rent expense on ground leases	0.01	0.04	0.03
Amortization of acquired below-market leases	(0.09)	(0.04)	(0.05)
Amortization of loan fees	0.16	0.14	0.14
Stock compensation expense	0.25	0.20	0.23
AFFO per share attributable to Alexandria’s common stockholders – diluted	$4.43	$4.20	$4.07

(1)	Calculated in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance.

Adjusted EBITDA

EBITDA represents earnings before interest, taxes, depreciation, and amortization, a non-GAAP financial measure, and is used by us and others as a supplemental measure of performance. We use Adjusted EBITDA to assess the performance of our core operations, including our pro rata share of amounts from consolidated and unconsolidated real estate joint ventures, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as EBITDA, excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments. We believe Adjusted EBITDA provides investors relevant and useful information because it permits investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments, including our share from our unconsolidated real estate joint ventures. By excluding interest expense and gains or losses on early extinguishment of debt, EBITDA and Adjusted EBITDA allow investors to measure our performance independent of our capital structure and indebtedness and, therefore, allow for a more meaningful comparison of our performance to that of other companies, both in the real estate industry and in other industries. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods and among other equity REITs without the variances caused by different valuation methodologies, the volatility of the expense (which depends on market forces outside our control), and the assumptions and the variety of award types that a company can use. We believe that adjusting for the effects of gains or losses on sales of real estate and impairments provides useful information by excluding certain items that are not representative of our core operating results. These items are dependent upon historical costs and are subject to judgmental inputs and the timing of our decisions. EBITDA and Adjusted EBITDA have limitations as measures of our performance. EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While EBITDA and Adjusted EBITDA are relevant and widely used measures of performance, they do not represent net income or cash flows from operations as defined by GAAP, and they should not be considered as alternatives to those indicators in evaluating performance or liquidity. Further, our computation of EBITDA and Adjusted EBITDA may not be comparable to similar measures reported by other companies.

The following table reconciles net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended December 31,
	2015	2014
Net income (loss)	$42,977	$(6,030)
Net income attributable to noncontrolling interests	(972)	—
Interest expense:
Consolidated	28,230	22,188
Noncontrolling interests share of consolidated real estate joint ventures	—	—
Our share of unconsolidated real estate joint ventures	703	35
Interest expense	28,933	22,223
Income taxes	2,160	—
Depreciation and amortization:
Consolidated	72,245	57,973
Noncontrolling interests share of consolidated real estate joint ventures	(372)	—
Our share of unconsolidated real estate joint ventures	655	329
Depreciation and amortization	72,528	58,302
EBITDA	145,626	74,495
Stock compensation expense	4,590	4,624

Gain on sales of real estate:
Rental properties	(12,426)	(1,838)
Land parcels	—	(5,598)
Impairment of real estate	8,740	51,675
Adjusted EBITDA	$146,530	$123,358

Adjusted EBITDA margins

We calculate Adjusted EBITDA margins by dividing Adjusted EBITDA by total revenues. Because our total revenues exclude revenues from discontinued operations, for purposes of calculating the margin ratio, we exclude the Adjusted EBITDA from our discontinued operations for each period presented. We believe excluding Adjusted EBITDA for discontinued operations improves the consistency and comparability of the Adjusted EBITDA margins from period to period. Likewise, our Adjusted EBITDA is presented on a pro rata basis, to include our share of Adjusted EBITDA from consolidated and unconsolidated real estate joint ventures. Therefore, revenues are presented with only our pro rata share of revenues from consolidated and unconsolidated real estate joint ventures to improve the consistency and comparability from period-to-period.

The following table reconciles Adjusted EBITDA to Adjusted EBITDA – excluding discontinued operations (dollars in thousands):

	Three Months Ended December 31,
	2015	2014
Adjusted EBITDA	$146,530	$123,358
Add back: operating loss from discontinued operations	—	116
Adjusted EBITDA – excluding discontinued operations	$146,530	$123,474

Revenues:
Consolidated	$223,955	$188,674
Noncontrolling interests share of consolidated real estate joint ventures	(1,403)	—
Our share of unconsolidated real estate joint ventures	2,012	—
Revenues	$224,564	$188,674

Adjusted EBITDA margins	65%	65%

Annualized base rent

Annualized base rent means the annualized fixed base rental amount in effect as of the end of the period, related to our operating RSF (using rental revenue computed on a straight-line basis in accordance with GAAP). ABR and measures computed using ABR are presented at 100% for all properties under our management, including properties held by our consolidated and unconsolidated real estate joint ventures.

Class A assets and AAA locations

Class A assets are properties clustered in AAA locations that provide innovative tenants with high-quality, dynamic, and collaborative ecosystems that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Class A assets generally command higher ABR than other classes of properties.

AAA locations are in close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Such locations are characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space.

Fixed charge coverage ratio

Fixed charge coverage ratio is the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy financing obligations and preferred stock dividends. We compute the fixed charge coverage ratio, on a pro rata basis, to include only our share of amounts from consolidated and unconsolidated real estate joint ventures. Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and amortization of debt (premiums) discounts. The fixed charge coverage ratio calculation below is not directly comparable to the computations of “Consolidated Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this Report as of December 31, 2015 and incorporated herein by reference.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges (dollars in thousands):

	Three Months Ended December 31,
	2015	2014
Adjusted EBITDA	$146,530	$123,358

Interest expense:
Consolidated	28,230	22,188
Noncontrolling interests share of consolidated real estate joint ventures	—	—
Our share of unconsolidated real estate joint ventures	703	35
Interest expense	28,933	22,223
Capitalized interest:
Consolidated	8,696	11,665
Noncontrolling interests share of consolidated real estate joint ventures	—	—
Our share of unconsolidated real estate joint ventures	—	—
Capitalized interest	8,696	11,665
Amortization of loan fees:
Consolidated	(2,654)	(2,819)
Noncontrolling interests share of consolidated real estate joint ventures	—	—
Our share of unconsolidated real estate joint ventures	(35)	(3)
Amortization of loan fees	(2,689)	(2,822)
Amortization of debt premium (discount)	90	(17)
Cash interest	35,030	31,049
Dividends on preferred stock	6,246	6,284
Fixed charges	$41,276	$37,333

Fixed charge coverage ratio:
– period annualized	3.6x	3.3x
– trailing 12 months	3.4x	3.3x

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

•	Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term(s) of the lease(s), calculated on a straight-line basis.

•	Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed.

Average cash yield reflects cash rents, including contractual rent escalations after initial rental concessions have elapsed, calculated on a straight-line basis.

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage. We compute the net debt to adjusted EBITDA ratio, on a pro rata basis, to include only our share of amounts from consolidated and unconsolidated real estate joint ventures. Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash. Refer to “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table summarizes the calculation of net debt to Adjusted EBITDA as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015		December 31, 2014
Secured notes payable:
Consolidated	$818,217		$652,209
Noncontrolling interests share of consolidated real estate joint ventures	—		—
Our share of unconsolidated real estate joint ventures	48,726		—
Secured notes payable	866,943		652,209
Unsecured senior notes payable	2,046,578		1,747,370
Unsecured senior line of credit	151,000		304,000
Unsecured senior bank term loans	950,000		975,000
Cash and cash equivalents:
Consolidated	(125,098)		(86,011)
Noncontrolling interests share of consolidated real estate joint ventures	1,385		—
Our share of unconsolidated real estate joint ventures	(4,209)		—
Cash and cash equivalents	(127,922)		(86,011)
Less: restricted cash	(28,872)		(26,884)
Net debt	$3,857,727		$3,565,684

Adjusted EBITDA:
– quarter annualized	$586,120		$493,432
– trailing 12 months	$549,116		$468,492

Net debt to Adjusted EBITDA:
– quarter annualized	6.6	x	7.2	x
– trailing 12 months	7.0	x	7.6	x

NOI

NOI is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, excluding loss on early extinguishment of debt, impairment of real estate, depreciation and amortization, interest, and general and administrative expense. These amounts are presented to include our pro rata share of amounts from consolidated and unconsolidated real estate joint ventures. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets, including our pro rata share of amounts from consolidated and unconsolidated real estate joint ventures. NOI on a cash basis is NOI adjusted to exclude the effect of straight-line rent and amortization of below-market lease revenue adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and amortization of below-market lease revenue adjustments to rental revenue.

Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, which provides a perspective not immediately apparent from income from continuing operations. NOI can be used to measure the initial stabilized yields of our properties by calculating the quotient of NOI generated by a property on a straight-line basis, and our investment in the property, excluding the impact of leverage. NOI excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Impairments of real estate have been excluded in deriving NOI because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values. Our calculation of NOI also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to the timing of corporate strategy. Property operating expenses that are included in determining NOI consist of costs that are related to our operating properties, such as utilities, repairs and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. NOI presented by us may not be comparable to NOI reported by other equity REITs, which may define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations as presented in our consolidated statements of income. NOI should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity or our ability to make distributions.

Operating statistics

We present certain operating statistics related to our properties that include number of properties, ABR, ABR per occupied RSF, occupancy, RSF, leasing activity, rental rates, and contractual lease expirations. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute operating statistics at 100% for all properties managed by us, including properties owned by our consolidated and unconsolidated real estate joint ventures.

Pro rata Information

We present certain items, including NOI, Same Properties NOI, and unencumbered NOI, on a pro rata basis. We believe this information is useful to investors as a supplemental measure of operating performance because it provides greater detail of the results most impacting to our common stockholders. Moreover, this information provides our share of investments in real estate from all properties, including our share of the assets and liabilities of our real estate joint ventures. This information also allows investors to understand the impact of real estate joint ventures investments and debt on our business.

In addition, we present certain credit metrics, including Adjusted EBITDA, Adjusted EBITDA margins, net debt to adjusted EBITDA, and fixed charge coverage ratios, on a pro rata basis. We believe this information is useful to investors as a supplemental measure because it excludes amounts that may not be available to our common stockholders.

Same Properties NOI

Refer to the discussion of Same Properties and reconciliation of NOI to income from continuing operations in “Results of Operations.”

Our share of unencumbered NOI as a percentage of total net operating income

Our share of unencumbered NOI as a percentage of total net operating income is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets; as it primarily reflects those income and expense items that are incurred at the unencumbered property level. We use our share of unencumbered NOI as a percentage of total net operating income in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under such debt obligations. Our share of unencumbered NOI is derived from assets classified in continuing operations, including our pro rata share of amounts from consolidated and unconsolidated real estate joint ventures, which are not subject to any mortgage, deed of trust, lien, or other security interest; as of the period for which income is presented. Refer to the reconciliation of NOI to income from continuing operations in “Results of Operations.”

The following table summarizes our share of unencumbered NOI as a percentage of total NOI for the three months and years ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2015	2014	2015	2014
Our share of unencumbered NOI	$124,982	$111,741	$466,648	$426,943
Our share of encumbered NOI	30,196	20,970	118,918	81,688
Our share of total NOI	$155,178	$132,711	$585,566	$508,631
Our share of unencumbered NOI as a percentage of total NOI	81%	84%	80%	84%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans, after considering the effect of our interest rate swap agreements, secured debt, and unsecured senior notes payable as of December 31, 2015 (in thousands):

Annualized impact to future earnings due to variable-rate debt:
Rate increase of 1%	$(3,395)
Rate decrease of 1%	$1,451

Effect on fair value of total consolidated debt and interest rate swap agreements:
Rate increase of 1%	$(171,238)
Rate decrease of 1%	$168,632

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in effect as of December 31, 2015. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities. We classify investments in publicly traded companies as “available-for-sale” and consequently recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss). Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of December 31, 2015 (in thousands):

Equity price risk:
Fair value increase of 10%	$35,347
Fair value decrease of 10%	$(35,347)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the respective local currencies. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity. Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of
December 31, 2015 (in thousands):

Impact of potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$(195)
Rate decrease of 10%	$195

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$23,813
Rate decrease of 10%	$(23,813)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the year ended December 31, 2015, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2015, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting

The management of Alexandria Real Estate Equities, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and is a process designed by, or under the supervision of, the CEO and CFO and effected by the Company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and 2014. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited Alexandria Real Estate Equities, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Alexandria Real Estate Equities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alexandria Real Estate Equities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 2, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 2, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2016 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2016 Proxy Statement”) under the captions “Board of Directors and Executive Officers,” “Corporate Governance Guidelines and Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2016 Proxy Statement under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2015:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan Approved by Stockholders — Amended and Restated 1997 Incentive Plan	—	—	2,200,262

The other information required by this Item is incorporated herein by reference from our 2016 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2016 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Policies and Procedures with Respect to Related-Person Transactions,” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2016 Proxy Statement under the caption “Fees Billed by Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)    Financial Statements and Financial Statement Schedule

The financial statements and financial statement schedule required by this Item are included as a separate section in this annual report on Form 10-K beginning on page F-1.

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
4.13*
Indenture, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 17, 2015.

4.14*
Supplemental Indenture No. 1, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 17, 2015.

4.15*		Form of 4.30% Senior Note due 2026 (included in Exhibit 4.14 above).
10.1*	(1)	Amended and Restated 1997 Stock Award and Incentive Plan of the Company, dated March 27, 2015, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 2, 2015.
10.2*	(1)
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

10.26*
Third Amended and Restated Term Loan Agreement, dated as of June 30, 2015, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as Guarantor, Citibank, N.A., as Administrative Agent, Royal Bank of Canada and The Bank of Nova Scotia, as Co-Syndication Agents, Compass Bank, Regions Bank, MUFG Union Bank, N.A., SunTrust Bank, TD Bank, N.A., Mizuho Bank (USA) and PNC Bank National Association, as Co-Documentation Agents, and Citigroup Global Markets Inc., RBC Capital Markets, and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Running Managers, filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on July 29, 2015.

10.27*
Indenture, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 17, 2015.

10.28*
Supplemental Indenture No. 1, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on November 17, 2015.

11.1	Computation of Per Share Earnings (included in Note 12 to the Consolidated Financial Statements).
12.1	Computation of Consolidated Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
14.1*
The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 of Regulation S-K), filed as an exhibit to the Company’s annual report on Form 10-K filed with the SEC on February 24, 2015.

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
101
The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013,
(iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, (vi) Notes to Consolidated Financial Statements, and (vii) Schedule III – Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.

(*)	Incorporated by reference.

(1)	Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated:	February 2, 2016	By: /s/ Joel S. Marcus Joel S. Marcus Chief Executive Officer

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

Signature	Title	Date
/s/ Joel S. Marcus Joel S. Marcus	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 2, 2016
/s/ Dean A. Shigenaga Dean A. Shigenaga	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 2, 2016
/s/ Richard B. Jennings Richard B. Jennings	Lead Director	February 2, 2016
/s/ John L. Atkins, III John L. Atkins, III	Director	February 2, 2016
/s/ James P. Cain James P. Cain	Director	February 2, 2016
/s/ Maria C. Freire Maria C. Freire	Director	February 2, 2016
/s/ Steven R. Hash Steven R. Hash	Director	February 2, 2016
/s/ Richard H. Klein Richard H. Klein	Director	February 2, 2016
/s/ James H. Richardson James H. Richardson	Director	February 2, 2016

S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 2, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 2, 2016

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Investments in real estate	$7,629,922	$7,108,610
Investment in unconsolidated real estate joint ventures	127,212	117,406
Cash and cash equivalents	125,098	86,011
Restricted cash	28,872	26,884
Tenant receivables	10,485	10,548
Deferred rent	280,570	234,124
Deferred leasing and financing costs	234,093	201,798
Investments	353,465	236,389
Other assets	121,403	114,266
Total assets	$8,911,120	$8,136,036

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$818,217	$652,209
Unsecured senior notes payable	2,046,578	1,747,370
Unsecured senior line of credit	151,000	304,000
Unsecured senior bank term loans	950,000	975,000
Accounts payable, accrued expenses, and tenant security deposits	589,356	489,085
Dividends payable	62,005	58,814
Total liabilities	4,617,156	4,226,478

Commitments and contingencies

Redeemable noncontrolling interests	14,218	14,315

Alexandria’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock, $0.01 par value per share, 10,000,000 shares authorized; 9,486,500 shares issued and outstanding as of December 31, 2015 and 2014; $25 liquidation value per share	237,163	237,163
6.45% Series E cumulative redeemable preferred stock, $0.01 par value per share, 5,200,000 shares authorized, issued, and outstanding as of December 31, 2015 and 2014; $25 liquidation value per share	130,000	130,000
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 72,548,693 and 71,463,876 issued and outstanding as of December 31, 2015 and 2014, respectively	725	715
Additional paid-in capital	3,558,008	3,461,189
Accumulated other comprehensive income (loss)	49,191	(628)
Alexandria’s stockholders’ equity	3,975,087	3,828,439
Noncontrolling interests	304,659	66,804
Total equity	4,279,746	3,895,243
Total liabilities, noncontrolling interests, and equity	$8,911,120	$8,136,036

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental	$608,824	$544,153	$467,764
Tenant recoveries	209,063	173,480	150,095
Other income	25,587	9,244	13,292
Total revenues	843,474	726,877	631,151

Expenses:
Rental operations	261,232	219,164	189,039
General and administrative	59,621	53,530	48,520
Interest	105,813	79,299	67,952
Depreciation and amortization	261,289	224,096	189,123
Impairment of real estate	23,250	51,675	—
Loss on early extinguishment of debt	189	525	1,992
Total expenses	711,394	628,289	496,626

Equity in earnings of unconsolidated real estate joint ventures	1,651	554	—
Gain on sales of real estate – rental properties	12,426	—	—
Income from continuing operations	146,157	99,142	134,525
(Loss) income from discontinued operations	(43)	1,233	900
Gain on sales of real estate – land parcels	—	6,403	4,824
Net income	146,114	106,778	140,249
Net income attributable to noncontrolling interests	(1,897)	(5,204)	(4,032)
Net income attributable to Alexandria’s stockholders	144,217	101,574	136,217
Dividends on preferred stock	(24,986)	(25,698)	(25,885)
Preferred stock redemption charge	—	(1,989)	—
Net income attributable to unvested restricted stock awards	(2,364)	(1,774)	(1,581)
Net income attributable to Alexandria’s common stockholders	$116,867	$72,113	$108,751
EPS attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$1.63	$0.99	$1.59
Discontinued operations	—	0.02	0.01
EPS – basic and diluted	$1.63	$1.01	$1.60

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$146,114	$106,778	$140,249
Other comprehensive income (loss):
Unrealized gains on “available-for-sale” equity securities:
Unrealized holding gains arising during the year	77,370	51,135	1,300
Reclassification adjustment for gains included in net income	(12,138)	(358)	(1,183)
Unrealized gains on “available-for-sale” equity securities, net	65,232	50,777	117

Unrealized (losses) gains on interest rate swaps:
Unrealized interest rate swap (losses) gains arising during the year	(5,516)	(4,459)	1,918
Reclassification adjustment for amortization of interest expense included in net income	2,707	6,871	15,422
Unrealized (losses) gains on interest rate swaps, net	(2,809)	2,412	17,340

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the year	(21,844)	(18,075)	(28,912)
Reclassification adjustment for losses (gains) included in net income	9,236	(208)	—
Unrealized losses on foreign currency translation, net	(12,608)	(18,283)	(28,912)

Total other comprehensive income (loss)	49,815	34,906	(11,455)
Comprehensive income	195,929	141,684	128,794
Less: comprehensive income attributable to noncontrolling interests	(1,893)	(4,534)	(3,948)
Comprehensive income attributable to Alexandria’s stockholders	$194,036	$137,150	$124,846

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2012	$250,000	$130,000	63,244,645	$632	$3,086,052	$—	$(24,833)	$46,643	$3,488,494	$14,564
Net income	—	—	—	—	—	136,217	—	2,961	139,178	1,071
Total other comprehensive loss	—	—	—	—	—	—	(11,371)	(84)	(11,455)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,812)	(1,812)	(1,191)
Issuance of common stock	—	—	7,590,000	76	534,393	—	—	—	534,469	—
Issuances pursuant to stock plan	—	—	337,552	4	23,608	—	—	—	23,612	—
Dividends declared on common stock	—	—	—	—	—	(182,104)	—	—	(182,104)	—
Dividends declared on preferred stock	—	—	—	—	—	(25,885)	—	—	(25,885)	—
Distributions in excess of earnings	—	—	—	—	(71,772)	71,772	—	—	—	—
Balance as of December 31, 2013	$250,000	$130,000	71,172,197	$712	$3,572,281	$—	$(36,204)	$47,708	$3,964,497	$14,444
Net income	—	—	—	—	—	101,574	—	4,142	105,716	1,062
Total other comprehensive income (loss)	—	—	—	—	—	—	35,576	(670)	34,906	—
Contribution by noncontrolling interests	—	—	—	—	—	—	—	19,410	19,410	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,786)	(3,786)	(1,191)
Issuances pursuant to stock plan	—	—	291,679	3	21,576	—	—	—	21,579	—
Redemption of Series D Preferred Stock	(12,837)	—	—	—	412	(1,989)	—	—	(14,414)	—
Dividends declared on common stock	—	—	—	—	—	(206,967)	—	—	(206,967)	—
Dividends declared on preferred stock	—	—	—	—	—	(25,698)	—	—	(25,698)	—
Distributions in excess of earnings	—	—	—	—	(133,080)	133,080	—	—	—	—
Balance as of December 31, 2014	$237,163	$130,000	71,463,876	$715	$3,461,189	$—	$(628)	$66,804	$3,895,243	$14,315

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2014	$237,163	$130,000	71,463,876	$715	$3,461,189	$—	$(628)	$66,804	$3,895,243	$14,315
Net income	—	—	—	—	—	144,217	—	804	145,021	1,093
Total other comprehensive income (loss)	—	—	—	—	—	—	49,819	(4)	49,815	—
Contributions by noncontrolling interests	—	—	—	—	—	—	—	964	964	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,190)
Issuances of common stock	—	—	889,856	9	78,454	—	—	—	78,463	—
Issuances pursuant to stock plan	—	—	194,961	1	27,046	—	—	—	27,047	—
Sales of noncontrolling interests	—	—	—	—	141,850	—	—	301,595	443,445	—
Purchases of noncontrolling interest	—	—	—	—	(48,465)	—	—	(65,504)	(113,969)	—
Dividends declared on common stock	—	—	—	—	—	(221,297)	—	—	(221,297)	—
Dividends declared on preferred stock	—	—	—	—	—	(24,986)	—	—	(24,986)	—
Distributions in excess of earnings	—	—	—	—	(102,066)	102,066	—	—	—	—
Balance as of December 31, 2015	$237,163	$130,000	72,548,693	$725	$3,558,008	$—	$49,191	$304,659	$4,279,746	$14,218

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$146,114	$106,778	$140,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261,289	224,096	190,778
Loss on early extinguishment of debt	189	525	1,992
(Gain) loss on sales of real estate – rental properties	(12,426)	(1,838)	121
Impairment of real estate	23,250	51,675	—
Gain on sales of real estate – land parcels	—	(6,403)	(4,824)
Equity in earnings of unconsolidated real estate joint ventures	(1,651)	(554)	—
Distributions of earnings from unconsolidated real estate joint ventures	873	549	—
Amortization of loan fees and costs	11,003	10,909	9,936
Amortization of debt (premiums) discounts	(372)	117	529
Amortization of acquired below-market leases	(6,118)	(2,845)	(3,316)
Deferred rent	(47,483)	(44,726)	(27,935)
Stock compensation expense	17,512	13,996	15,552
Investment gains	(35,035)	(11,613)	(7,050)
Investment losses	16,093	9,287	1,480
Changes in operating assets and liabilities:
Restricted cash	60	4,141	899
Tenant receivables	7	(673)	(1,519)
Deferred leasing costs	(65,415)	(38,282)	(54,825)
Other assets	(9,079)	(7,466)	(6,298)
Accounts payable, accrued expenses, and tenant security deposits	43,800	26,652	56,958
Net cash provided by operating activities	342,611	334,325	312,727

Investing Activities
Proceeds from sales of real estate	129,799	81,580	153,968
Additions to real estate	(564,206)	(497,773)	(593,389)
Purchase of real estate	(248,933)	(127,887)	(122,069)
Deposits for investing activities	(5,501)	(10,282)	—
Change in restricted cash related to construction projects and investing activities	—	1,665	7,655
Investments in unconsolidated real estate joint ventures	(9,027)	(70,758)	(17,987)
Additions to investments	(95,945)	(60,230)	(36,078)
Sales of investments	67,136	18,973	16,525
Repayment of notes receivable	4,282	29,883	—
Net cash used in investing activities	$(722,395)	$(634,829)	$(591,375)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2015	2014	2013
Financing Activities
Borrowings from secured notes payable	$169,754	$126,215	$28,489
Repayments of borrowings from secured notes payable	(89,815)	(231,051)	(36,219)
Proceeds from issuance of unsecured senior notes payable	298,872	698,908	498,561
Borrowings from unsecured senior line of credit	2,145,000	1,168,000	729,000
Repayments of borrowings from unsecured senior line of credit	(2,298,000)	(1,068,000)	(1,091,000)
Repayments of unsecured senior bank term loan	(25,000)	(125,000)	(250,000)
Repurchase of unsecured senior convertible notes	—	—	(384)
Redemption of Series D Cumulative Convertible Preferred Stock	—	(14,414)	—
Change in restricted cash related to financing activities	3,842	(1,409)	2,546
Payment of loan fees	(10,584)	(8,099)	(19,928)
Proceeds from the issuance of common stock	78,463	—	534,469
Dividends on common stock	(218,104)	(202,386)	(169,076)
Dividends on preferred stock	(24,986)	(25,885)	(25,885)
Contributions by and sales of noncontrolling interests	453,750	19,410	—
Distributions to and purchases of noncontrolling interests	(64,066)	(4,977)	(3,003)
Net cash provided by financing activities	419,126	331,312	197,570

Effect of foreign exchange rate changes on cash and cash equivalents	(255)	(2,493)	(2,197)

Net increase (decrease) in cash and cash equivalents	39,087	28,315	(83,275)
Cash and cash equivalents at beginning of period	86,011	57,696	140,971
Cash and cash equivalents at end of period	$125,098	$86,011	$57,696

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$93,856	$57,966	$59,857

Non-Cash Investing Activities
Note receivable issued in connection with sales of real estate	$—	$2,000	$38,820
Change in accrued construction	$(10,070)	$29,846	$(21,310)
Assumption of secured notes payable in connection with purchase of properties	$(82,000)	$(48,329)	$—

Non-Cash Financing Activities
Payable for purchase of noncontrolling interest	$(51,092)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements

1.	Background

As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc. (NYSE:ARE), is the largest and leading urban office REIT uniquely focused on collaborative science and technology campuses in AAA innovation cluster locations with a total market capitalization of $10.9 billion as of December 31, 2015, and an asset base of 32.0 million square feet, including 20.1 million RSF of operating properties and development and redevelopment projects under construction or pre-construction, as well as an additional 11.9 million square feet of future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a dominant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse tenant base, with approximately 54% of total ABR as of December 31, 2015, generated from investment-grade tenants – a REIT industry-leading percentage. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide its innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria, please visit www.are.com.

Our asset base (including consolidated and unconsolidated real estate joint ventures) comprised the following as of December 31, 2015:

Square Feet (unaudited)
Operating properties	16,737,994
Projects under construction or pre-construction
Development projects	2,761,428
Redevelopment projects	574,362
Total operating and development/redevelopment projects	20,073,784

Future value-creation projects
North America	5,545,540
Asia	6,419,707
11,965,247

Total	32,039,031

1.	Background (continued)

As of December 31, 2015, we had 568 leases with a total of 425 tenants, and 87, or 44%, of our 199 properties were single-tenant properties. Leases in our multi-tenant buildings typically have terms of five to 10 years, while the single-tenant building leases typically have terms of 10 to 20 years. As of December 31, 2015:

•	Investment-grade tenants represented 54% of our total ABR;

•
Approximately 96% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent;

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

Any references to the number of buildings, square footage, number of leases, occupancy, and tenants, and any amounts derived from these values in the notes to consolidated financial statements are unaudited.

2.	Basis of presentation and summary of significant accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

Consolidation

In February 2015, the FASB issued an ASU that requires reporting entities to evaluate whether they should consolidate certain legal entities. This update modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. This update affects the consolidation analyses of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships. The update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We early adopted this accounting standard effective October 1, 2015. As a result of adopting the new standard, we were not required to consolidate any legal entities that were previously unconsolidated or deconsolidate any legal entities that were previously consolidated.

On an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly-owned by us, under the consolidation guidance, first under the variable interest model, then under the voting model. Our evaluation considers all of our variable interests, including equity ownership, as well as fees paid to us for our involvement in the management of each partially-owned entity. The variable interest model applies to entities that meet both of the following criteria:

•	A legal structure has been established to conduct business activities and to hold assets; such entity can be in the form of a partnership, limited liability company or corporation, among others; and

•
The entity established has variable interests – i.e. it has variable interests that are contractual, such as equity ownership or other financial interests that change with changes in the fair value of the entity’s net assets.

If an entity meets both criteria above, we then evaluate such entity under the variable interest model. If an entity does not meet these criteria, then we evaluate such entity under the voting model or apply other GAAP, such as the cost or equity method of accounting.

2.	Basis of presentation and summary of significant accounting policies (continued)

Variable interest model

A legal entity is determined to be a VIE if it has any of the following three characteristics:

1)	The entity does not have sufficient equity to finance its activities without additional subordinated financial support;

2)	The entity is established with non-substantive voting rights (i.e., where the entity deprives the majority economic interest holder(s) of voting rights); or

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest. Equity holders meet this criteria if they lack any of the following:

•	The power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance, as evidenced by:

•	Substantive participating rights in day-to-day management of the entity’s activities; or

•	Substantive kick-out rights over the party responsible for significant decisions

•	The obligation to absorb the entity’s expected losses; and

•	The right to receive the entity’s expected residual returns.

Once we consider the sufficiency of equity and voting rights of each legal entity, we then evaluate the characteristics of the equity holders’ interests, as a group, to see if they qualify as controlling financial interests. Our real estate joint ventures consist of limited partnerships or limited liability companies. For entities structured as limited partnerships or limited liability companies, our evaluation of whether the equity holders (equity partners other than us in each of our joint ventures) lack the characteristics of a controlling financial interest includes the evaluation of whether the limited partners or non-managing members (the noncontrolling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

•
Participating rights – provide the noncontrolling equity holders the ability to direct significant financial and operating decisions made in the ordinary course of business that most significantly impact the entity’s economic performance.

•	Kick-out rights – allow the noncontrolling equity holders to remove the general partner or managing member without cause.

If we conclude that any of the three characteristics of a VIE are met, including if equity holders lack the characteristics of a controlling financial interest because they lack both substantive participating rights and substantive kick-out rights, we conclude that the entity is a VIE and evaluate it for consolidation under the variable interest model.

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits – that is (i) we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power), and (ii) we have the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 3 – “Investments in Real Estate” for information on specific joint ventures that qualify as VIEs. If we have a variable interest in a VIE but we are not the primary beneficiary, we account for our investment using the equity method of accounting.

Voting model

If a legal entity fails to meet any of the three of the characteristics of a VIE (insufficiency of equity, non-substantive voting rights, or lack of controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares, and we determine that other equity holders do not have substantive participating rights. Refer to Note 4 – “Investments in unconsolidated real estate joint ventures” appearing elsewhere in this annual report on Form 10-K, for further information on our unconsolidated real estate joint ventures that qualify for evaluation under the voting model.

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

Reportable segment

We are engaged in the business of providing office/laboratory and tech office space for lease to the science and technology industries. Our properties are similar in that they provide space for lease to the science and technology industries, consist of improvements that are generic and reusable for the science and technology industries, are primarily located in AAA urban innovation cluster locations, and have similar economic characteristics. Our chief operating decision maker reviews financial information for our entire consolidated operations when making decisions on how to allocate resources and in assessing our operating performance, and for our individual properties when determining real estate decisions. We have aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes. The financial information disclosed herein represents all of the financial information related to our reportable segment.

International operations

The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. We have operating properties in Canada, China, and India, as well as various land parcels in India. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the weighted average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income (loss) as a separate component of total equity.

The appropriate amounts of foreign exchange rate gains or losses classified in accumulated other comprehensive income (loss) will be reflected in our consolidated statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

Investments in real estate and properties classified as “held for sale”

We recognize real estate acquired (including the intangible value of above-or below-market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date. If there is a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term of an in-place lease, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider its impact in determining the intangible value of such lease and its related amortization period. The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. Acquisition-related costs related to the acquisition of businesses, including real estate acquired with in-place leases, are expensed as incurred.

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements, an estimated life of up to 20 years for land improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment. The values of acquired above-and-below-market leases are amortized over the terms of the related leases and recognized as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired above-and-below-market ground leases are amortized over the terms of the related ground leases and recognized as either an increase (for below-market ground leases) or a decrease (for above-market ground leases) to rental operating expense. The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.

2.	Basis of presentation and summary of significant accounting policies (continued)

We capitalize project costs, including predevelopment costs, interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, predevelopment, or construction of a project. Capitalization of development, redevelopment, predevelopment, and construction costs is required while activities are ongoing to prepare an asset for its intended use. Fluctuations in our development, redevelopment, predevelopment, and construction activities could result in significant changes to total expenses and net income. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Should development, redevelopment, predevelopment, or construction activity cease, interest, property taxes, insurance, and certain other costs would no longer be eligible for capitalization and would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

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

If the disposal of the property represents a strategic shift that has (or will have) a major effect on our operations or financial results, such as (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity, then the operations of the property, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and therefore will typically not meet the criteria for classification as discontinued operations.

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

Long-lived assets to be held for use, including our rental properties, CIP, land held for development, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held for use is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held for use, including our rental properties, CIP, land held for development, and intangibles are assessed by project and include significant fluctuations in estimated rental revenues less rental operating expenses, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held for use. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

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

Restricted cash

Restricted cash primarily consists of funds held in trust under the terms of certain secured notes payable, funds held in escrow related to construction projects and investing activities, and other restricted funds.

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities primarily involved in the science industry. All of our investments in actively traded public companies are considered “available-for-sale” and are reflected in the accompanying consolidated balance sheets at fair value. Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income. The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income. Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities are accounted for under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%. As of December 31, 2015 and 2014, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

Loan fees

Fees incurred in obtaining long-term financing are capitalized. Capitalized amounts are amortized over the term of the related loan, and the amortization is classified in interest expense in the accompanying consolidated statements of income.

2.	Basis of presentation and summary of significant accounting policies (continued)

Interest rate swap agreements

We do not use derivatives for trading or speculative purposes, and currently all of our derivatives are designated as hedges. We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and by entering into interest rate swap agreements. Specifically, we enter into interest rate swap agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the values of which are determined by interest rates. Our interest rate swap agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings based on LIBOR. Our objectives in using interest rate swap agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy. All of our interest rate swaps are designated as cash flow hedges. Interest rate swap agreements designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company’s making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount of interest rate swap agreements.

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

The effective portion of changes in the fair value of our interest rate swap agreements that are designated and that qualify as cash flow hedges is recognized in accumulated other comprehensive income (loss). Amounts classified in accumulated other comprehensive income (loss) will be reclassified into earnings in the period during which the hedged transactions affect earnings.

The fair value of each interest rate swap agreement is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair values of our interest rate swap agreements are determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance of our counterparties using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate swap agreements.

Recognition of rental income and tenant recoveries

Rental income from leases is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as income and expected to be received in later years as deferred rent in the accompanying consolidated balance sheets. Amounts received currently but recognized as income in future years are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental income at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

2.	Basis of presentation and summary of significant accounting policies (continued)

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from tenants. Tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent. As of December 31, 2015 and 2014, no allowance for uncollectible tenant receivables and deferred rent was deemed necessary.

Monitoring tenant credit quality

During the term of each lease, we monitor the credit quality of our tenants by (i) monitoring the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a team of employees who, among them, have graduate and/or undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the science and technology industries, as well as in finance. Our research team is responsible for assessing and monitoring the credit quality of our tenants and any material changes in their credit quality.

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code. Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its shareholders annually and meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, state, and local tax returns for our subsidiaries. We file with jurisdiction located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the years 2010 through 2014 calendar years.

Other income

The following is a summary of the other income in the accompanying consolidated statements of income for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Management fee income	$1,667	$2,761	$3,133
Interest and other income	4,978	4,157	4,589
Investment income	18,942	2,326	5,570
Total other income	$25,587	$9,244	$13,292

Share-based compensation expense

We have historically issued two forms of share-based compensation under our equity incentive plan: options to purchase common stock and restricted stock awards. We have not granted any options since 2002. Our restricted stock awards can be subject to time-based vesting or performance or market-based measures in addition to the time-based measurement period. The grant date fair values of the stock awards, which are only subject to time-based service conditions, are recognized in the income statement on a straight-line basis over the period during which the employee is required to provide services in exchange for the award (the vesting period). We recognize stock-based compensation based on awards that are ultimately expected to vest. Future forfeitures of awards are estimated at the time of grant and revised in subsequent periods, as necessary, if actual forfeitures differ from those estimates.

Certain restricted stock awards are subject to performance and market-based conditions. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model. Compensation cost is not recognized, and any previously recognized compensation cost is reversed to the extent the performance condition is ultimately not satisfied. Conversely, compensation cost is not reversed on any stock awards that do not vest as a result of not meeting market-based conditions.

2.	Basis of presentation and summary of significant accounting policies (continued)

Recent accounting pronouncements

In January 2016, the FASB issued an ASU that revised an entity’s accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The amendments require equity investments (excluding those without readily available fair value or accounted for under equity method of accounting or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income. Companies will be required to record a cumulative adjustment to retained earnings in the reporting period in which the guidance is adopted.

As of December 31, 2015, we had $117.6 million of net unrealized gains related to our “available-for-sale” equity investments securities in publicly traded securities, which increased $65.2 million during the year ending December 31, 2015.

The update is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted with certain exceptions. We expect the adoption of this standard to result in the recognition of outstanding net unrealized gains and losses into retained earnings related to our “available-for-sale” equity investments securities in publicly traded securities at the date of the adoption. Thereafter, changes in unrealized gains/losses related to “available-for-sale” equity investments securities will be recognized in earnings.

In April 2015, the FASB issued an ASU that requires reporting entities to present debt issuance costs as a direct deduction from the face amount of the related debt presented in the balance sheet. In August 2015, the FASB issued a second ASU that allows debt issuance costs associated with a line of credit arrangement to remain classified as a deferred charge in other assets. Both updates are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity is required to apply the amendments in these updates retrospectively to all prior periods. As of December 31, 2015, the amount of total debt issuance costs, excluding costs associated with our $1.5 billion unsecured senior line of credit, was approximately $30.1 million and was classified as deferred leasing and financing cost in our consolidated balance sheet.

We will adopt this accounting standard update in January 2016. We expect the adoption of this update to result in the reclassification of our debt issuance costs, aggregating $30.1 million as of December 31, 2015, as a direct deduction to our outstanding debt balances. We will apply this accounting update retrospectively to all prior periods presented in the financial statements.

In February 2015, the FASB issued an ASU that requires reporting entities to evaluate whether they should consolidate certain legal entities. Refer to “Basis of Presentation and Consolidation” earlier in this Note 2 for further discussion. The Company early adopted this accounting update in October 2015. As a result of adopting this ASU, we were not required to consolidate any legal entities that were previously unconsolidated or deconsolidate any legal entities that were previously consolidated. Therefore, upon adoption, we were not required to retrospectively adjust any prior period information or recognize a cumulative effect of the change in retained earnings as a result of the initial application of this update.

3.	Investments in real estate

Our consolidated investments in real estate consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Land (related to rental properties)	$678,752	$624,681
Buildings and building improvements	6,790,612	6,171,504
Other improvements	274,430	192,128
Rental properties	7,743,794	6,988,313

Development and redevelopment projects (under construction or pre-construction)	917,706	986,819
Future value-creation projects	283,761	253,723

Value-creation pipeline	1,201,467	1,240,542

Gross investments in real estate	8,945,261	8,228,855
Less: accumulated depreciation	(1,315,339)	(1,120,245)
Investments in real estate	$7,629,922	$7,108,610

Acquisitions

During the year ended December 31, 2015, we acquired real estate and real estate-related assets with an aggregate purchase price of $438.1 million, including the assumption of debt, consisting of one operating property, one development project, two redevelopment projects, and one land parcel, as well as the outstanding noncontrolling interest related to seven operating properties.

Acquired below-market leases

The balances of acquired below-market leases, and related accumulated amortization, classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, were as follows (in thousands):

	December 31, 2015	December 31, 2014
Acquired below-market leases	$79,744	$55,955
Accumulated amortization	(53,726)	(47,145)
	$26,018	$8,810

For the years ended December 31, 2015, 2014, and 2013, we recognized an increase in rental income of approximately $6.3 million, $2.8 million, and $3.3 million, respectively, related to the amortization of acquired below-market leases. The weighted average amortization period of the value of acquired below-market leases was approximately 5.6 years as of December 31, 2015. The estimated annual amortization of the value of acquired below-market leases is as follows (in thousands):

Year	Amount
2016	$4,101
2017	3,888
2018	2,343
2019	1,846
2020	1,834
Thereafter	12,006
Total	$26,018

3.	Investments in real estate (continued)

Acquired in-place leases

The balances of acquired in-place leases, and related accumulated amortization, are classified in other assets in the accompanying consolidated balance sheets. As of December 31, 2015 and 2014, these amounts were as follows (in thousands):

	December 31, 2015	December 31, 2014
Acquired in-place leases	$65,397	$51,395
Accumulated amortization	(37,400)	(32,123)
	$27,997	$19,272

Amortization for these intangible assets, classified in depreciation and amortization expense in the accompanying consolidated statements of income, was approximately $5.5 million, $3.5 million, and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. The weighted average amortization period of the value of acquired in-place leases was approximately 7.8 years as of December 31, 2015. The estimated annual amortization of the value of acquired in-place leases is as follows (in thousands):

Year	Amount
2016	$4,414
2017	3,959
2018	3,834
2019	3,544
2020	3,332
Thereafter	8,914
Total	$27,997

Minimum lease payments

Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, in effect as of December 31, 2015, are outlined in the table below (in thousands):

Year	Amount
2016	$525,944
2017	558,299
2018	584,777
2019	549,771
2020	502,810
Thereafter	3,072,185
Total	$5,793,786

3.	Investments in real estate (continued)

Investments in consolidated real estate joint ventures

In December 2015, we sold partial interests in the following Class A properties in three separate transactions to a high-quality institutional investor: (i) 70% interest in 225 Binney Street in our Cambridge submarket for a sales price of approximately $190.1 million, (ii) 40% interest in 409/499 Illinois Street in our Mission Bay/SoMa submarket for a sales price of approximately $189.6 million, and (iii) 49.9% interest in 1500 Owens Street in our Mission Bay/SoMa submarket for a sales price of approximately $73.4 million. The aggregate net proceeds from these sales were $443.4 million. In each case, we admitted the institutional investor as a non-managing member to each legal entity that owns each respective property in exchange for a cash contribution. Under each of these real estate joint venture arrangements, we are the managing member and earn a management fee for continuing to manage the day-to-day operations of each property.

We first evaluated each of these three partially-owned legal entities under the variable interest model, to determine whether these entities met any of the three characteristics of a VIE:

1)	The entity does not have sufficient equity to finance its activities without additional subordinated financial support.

•
Each joint venture has significant equity at-risk to fund its activities, as each venture is primarily capitalized by contributions from the members and could obtain, if necessary, non-recourse commercial financing arrangements on customary terms.

2)	The entity is established with non-substantive voting rights.

•
The voting rights of the joint ventures require both members to approve major decisions, which results in voting rights that are disproportionate to the members’ economic interest. However, the activities of the joint ventures are conducted on behalf of both investors so the voting rights, while disproportionate, are substantive.

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest, as evidenced by lack of substantive kick-out rights or substantive participating rights.

•	In each of the joint ventures, the institutional investor lacks substantive kick-out rights as it may not remove us as the managing member without cause.

•
In each of the joint ventures, the institutional investor also lacks substantive participating rights, as day-to-day control is vested in us as the managing member and the major decisions that require unanimous consent are primarily protective in nature.

Based on the analysis above, the institutional investor, as the non-managing member of these joint ventures, lacks the characteristics of a controlling financial interest in each of the joint ventures, including 225 Binney Street, because it does not have substantive kick-out rights or substantive participating rights. Accordingly, we concluded that the joint ventures met the criteria to be considered VIEs and, therefore, should be evaluated for consolidation under the VIE model.

After determining these joint ventures were VIEs, we concluded that we were the primary beneficiary of each joint venture, as, in our capacity as managing member, we have the power to make decisions that most significantly impact operations and economic performance of the joint ventures. In addition, through our investment in each joint venture, we have the right to receive benefits and participate in losses that can be significant to the VIEs. Since we are the primary beneficiary of each joint venture, we concluded that we should continue to consolidate each entity.

Since we retained a controlling interest in each of the joint ventures following the sale and did not deconsolidate these entities, we accounted for the proceeds received from the partial sales as equity financing transactions. This resulted in the allocation of the net sales proceeds of approximately $443.4 million between noncontrolling interests aggregating $301.6 million (representing the institutional investor’s pro rata share of our historical cost basis), and additional paid-in capital aggregating $141.9 million (representing the excess of sales proceeds over the institutional investor’s pro rata share of our historical cost basis, less selling costs). These transactions did not qualify as sales of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost.

3.	Investments in real estate (continued)

The following table summarizes the financial position of our consolidated VIEs as of December 31, 2015 (in thousands):

	As of December 31, 2015
	Consolidated Real Estate Joint Ventures at 100%
	225 Binney Street	1500 Owens Street	409/499 Illinois Street
Investments in real estate	$163,359	$82,712	$362,403
Cash and cash equivalents	1,247	16	797
Other assets	6,877	6,382	24,374
Total assets	$171,483	$89,110	$387,574

Secured notes payable	$—	$—	$—
Other liabilities	2,752	9,704	26,210
Total liabilities	2,752	9,704	26,210
Redeemable noncontrolling interests	—	—	—
Company’s share	50,619	39,783	216,818
Noncontrolling interest’s share	118,112	39,623	144,546
Total liabilities and equity	$171,483	$89,110	$387,574

There are no creditors or other partners of our consolidated VIEs who have recourse to our general credit. Our maximum exposure to all our VIEs is limited to our variable interests in each VIE.

Sales of real estate assets

In addition to the sales of partial interests in Class A properties in three separate transactions discussed in the previous section titled “Investments in Consolidated Real Estate Joint Ventures” in Note 3 – “Investments in Real Estate,” we sold the following real estate assets during the year ended December 31, 2015.

We sold a property located at 75/125 Shoreway Road in our Palo Alto/Stanford Research Park submarket of San Francisco for $38.5 million. We recognized a gain of $12.4 million in connection with this sale.

We completed the sale of 270 Third Street, a residential development project with 91 units at our Alexandria Center® at Kendall Square in our Cambridge submarket in Greater Boston, for a sales price of $43.0 million. The net proceeds of $25.5 million reflect the assumption by the buyer of the cost to complete the construction of $17.5 million. The net proceeds from the sale approximated the carrying amount; therefore, no gain or loss was recognized in connection with this transaction.

In December 2014, our land and land improvements at 661 University Avenue in Toronto, Canada, met the criteria for classification as “held for sale” and accordingly, we recognized an impairment charge of $16.6 million to lower the carrying costs of this property to its estimated fair value less cost to sell, including an estimated $5.0 million foreign currency exchange translation loss. In 2015 we completed the sale for $54.1 million and no gain or loss was recognized.

We completed a probability-weighted cash flow analysis for a 175,000 RSF life science property in Hyderabad, India, inclusive of the estimated costs to complete, and determined that the estimated undiscounted cash flows exceeded the carrying amount of the property as of December 31, 2014. During the three months ended March 31, 2015, we determined that this property met the criteria for classification as “held for sale,” including, among others, the following: (i) management committed to sell the real estate and executed a purchase and sale agreement on March 23, 2015, and (ii) management determined that the sale was probable within one year. Upon classification as “held for sale,” we recognized an impairment charge of $14.5 million to reduce the carrying amount of the property to its estimated fair value less cost to sell, including an estimated $4.2 million foreign currency exchange translation loss. On March 26, 2015, we completed the sale of the property to an Indian multispecialty healthcare provider for $12.4 million and no gain or loss was recognized.

3.	Investments in real estate (continued)

As a result of our sales in Canada and India discussed above, our consolidated statement of comprehensive income reflects an aggregate $9.2 million of losses that we realized during the year ended December 31, 2015, related to foreign currency exchange translation losses, noted above, that were previously classified in accumulated other comprehensive income (loss) on our accompanying consolidated balance sheets.

In December 2015, we determined that a 71,000 RSF, R&D/warehouse property, located at 16020 Industrial Drive in Maryland, met the criteria for classification as “held for sale.” Accordingly, in December 2015 we recognized an $8.7 million impairment charge to lower the carrying costs of the property to its estimated fair value less cost to sell. We expect to complete the sale of the property in 2016 for approximately $6.4 million.

Development and redevelopment projects under construction

A key component of our business model is our development and redevelopment projects under construction. These projects are focused on providing high-quality, generic, and reusable space. We also have certain significant value-creation projects undergoing important and substantial predevelopment activities to bring these assets to their intended use. These critical activities add significant value and are required for the construction of buildings. Upon completion, each value-creation project is expected to generate significant revenues and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality science and technology entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns. Development projects consist of the ground-up development of generic and reusable facilities. We generally will not commence new development projects for aboveground construction of Class A space without first securing pre-leasing for such space, except when there is solid market demand for high-quality Class A facilities. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into high-quality and innovative space.

As of December 31, 2015, we had 11 ground-up development projects, including two unconsolidated real estate joint venture development projects and four redevelopment projects under construction in North America. The projects at completion will aggregate 4.1 million RSF, of which 717,058 RSF has been completed and placed into service as of December 31, 2015.

Future value-creation projects

Future value-creation projects represent land held for future development or land undergoing predevelopment activities. If land is undergoing predevelopment activities prior to commencement of construction of aboveground building improvements, we capitalize project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress. For all other land (that we plan to develop in the future, but for which, as of each period presented, no construction or predevelopment activities were ongoing) interest, property taxes, insurance, and other costs are expensed as incurred. As of December 31, 2015, we had $283.8 million of future value-creation projects supporting an aggregate of 12.0 million square feet of ground-up development.

4.	Investments in unconsolidated real estate joint ventures

360 Longwood Avenue

We are currently developing a building aggregating 413,799 RSF in our Longwood Medical Area submarket of the Greater Boston market. The cost at completion for this real estate project is expected to be approximately $350 million. As of December 31, 2015, we had 259,859 RSF, or 63% of the project, leased and in service. The real estate joint venture has a non-recourse, secured construction loan with commitments aggregating $213.2 million, of which $177.2 million was outstanding as of December 31, 2015. The remaining cost to complete the development is expected to be funded primarily from the remaining commitments of $36.0 million under the secured construction loan. The secured construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%. The maturity date of the loan is April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions. We have a 27.5% effective interest in this real estate joint venture. Our equity investment in this real estate joint venture was $50.2 million as of December 31, 2015.

1455/1515 Third Street

In September 2014, Alexandria and Uber Technologies, Inc. and its subsidiaries (“Uber”), entered into a real estate joint venture agreement and acquired two land parcels supporting the development of two buildings aggregating 422,980 RSF at 1455/1515 Third Street in our Mission Bay/SoMa submarket of the San Francisco market for a total purchase price of $125.0 million. The purchase price was funded by contributions into the real estate joint venture by Uber and us. We have a 51% interest, and Uber has a 49% interest, in this real estate joint venture. The project is 100% leased to Uber for a 15-year term, commencing upon completion of development. Our equity investment in the real estate joint venture with Uber aggregated $77.0 million as of December 31, 2015.

As described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies,” we evaluate each of our unconsolidated real estate joint ventures, which are limited liability companies, using the consolidation guidance under the variable interest model first, and then under the voting model if the entity is not a VIE. Upon our adoption of the new consolidation guidance on October 1, 2015, we reevaluated our 360 Longwood Avenue joint venture (27.5% interest held by the Company) and our 1455/1515 Third Street joint venture (51% interest held by the Company). We first evaluated these two partially-owned legal entities under the variable interest model, based upon the following characteristics of a VIE:

1)	The entity does not have sufficient equity to finance its activities without additional subordinated financial support.

•	360 Longwood Avenue – This entity has significant equity and non-recourse financing in place to fund the remainder of the development.

•	1455/1515 Third Street – This entity has significant equity and non-recourse financing is available to fund the remainder of the development.

2)	The entity is established with non-substantive voting rights.

•
360 Longwood Avenue – Our 27.5% economic interest in 360 Longwood Avenue consists of an interest in a joint venture with a development partner. The joint venture with our development partner holds an interest in the property with an institutional investor. Our development partner is responsible for day-to-day management of construction and development activities, and we are responsible for day-to-day administrative operations of components of the property once they are placed in service following development completion. At the property level, all major decisions (including the development plan, annual budget, leasing plan, and financing plan) require approval of all three investors. Although voting rights within the structure are disproportionate to the members’ economic interests, the activities of the ventures are conducted on behalf of all members and therefore the voting rights, while disproportionate, are substantive.

•
1455/1515 Third Street – We hold a 51% economic interest in this joint venture and our joint venture partner holds a 49% economic interest. However, both members are required to approve major decisions, resulting in equal voting rights. Although voting rights within the structure are disproportionate to the members’ economic interests, the activities of the ventures are conducted on behalf of both members and therefore the voting rights, while disproportionate, are substantive.

4.	Investments in unconsolidated real estate joint ventures (continued)

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest, as evidenced by lack of substantive kick-out rights or substantive participating rights.

•
360 Longwood Avenue – The other members have significant participating rights including day-to-day management of development activities and to participate in decisions related to the operations of the property.

•
1455/1515 Third Street – Our joint venture partner has significant participating rights, including joint decision making for the design of the project, overall development costs, future potential financing and operating activities of the joint venture, and disposal of the assets held by the joint venture.

Since the joint ventures did not meet any of the VIE criteria, we determined that these entities do not qualify for evaluation under the variable interest model. We then evaluated each of these joint ventures under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares, and we determine that noncontrolling equity holders do not have substantive participating rights.

For our 360 Longwood Avenue joint venture, our interest is limited to 27.5% and, since we do not have other contractual rights, we account for this joint venture under the equity method of accounting.

For our 1455/1515 Third Street joint venture, both members have substantive participating rights and, therefore, we also account for this joint venture under the equity method of accounting.

5.    Deferred leasing and financing costs

The following table summarizes our deferred leasing and financing costs, as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Deferred leasing costs	$396,765	$333,109
Accumulated amortization	(204,684)	(174,194)
	192,081	158,915

Deferred financing costs	136,225	126,687
Accumulated amortization	(94,213)	(83,804)
	42,012	42,883
Deferred leasing and financing costs	$234,093	$201,798

6.	Investments

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

Investments in “available-for-sale” equity securities with gross unrealized losses as of December 31, 2015, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary. Accordingly, there are no other-than-temporary impairments in accumulated other comprehensive income (loss) related to “available-for-sale” equity securities as of December 31, 2015 and 2014.

The following table summarizes our investments as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
“Available-for-sale” equity securities, at cost basis	$20,022	$21,898
Unrealized gains	118,392	53,625
Unrealized losses	(793)	(1,258)
“Available-for-sale” equity securities, at fair value	137,621	74,265
Investments accounted for under cost method	215,844	162,124
Total investments	$353,465	$236,389

The following table outlines our investment income, which is classified in other income in the accompanying consolidated statements of income (in thousands):

	Year Ended December 31,
	2015	2014	2013
Investment gains	$35,035	$11,613	$7,050
Investment losses	(16,093)	(9,287)	(1,480)
Investment income	$18,942	$2,326	$5,570

7.	Other assets

The following table summarizes the components of other assets as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Acquired below-market ground leases	$13,142	$—
Acquired in-place leases	27,997	19,272
Deferred compensation plan	8,489	7,027
Deposits	3,713	17,882
Furniture, fixtures, and equipment, net	13,682	9,557
Interest rate swap assets	596	—
Notes receivable	16,630	20,795
Prepaid expenses	17,651	18,084
Other assets	19,503	21,649
Total	$121,403	$114,266

8.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.”  “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2015 and 2014.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2015 and 2014 (in thousands):

		December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale” equity securities	$137,621	$137,621	$—	$—
Interest rate swap agreements	$596	$—	$596	$—
Liabilities:
Interest rate swap agreements	$4,314	$—	$4,314	$—

		December 31, 2014
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
“Available-for-sale” equity securities	$74,265	$74,265	$—	$—
Liabilities:
Interest rate swap agreements	$909	$—	$909	$—

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value. Our “available-for-sale” equity securities and our interest rate swap agreements have been recognized at fair value. Refer to Note 6 – “Investments” and Note 10 – “Interest Rate Swap Agreements” for further details. The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely accepted valuation techniques, including discounted cash flow analyses of “significant other observable inputs” such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

8.	Fair value measurements (continued)

As of December 31, 2015 and 2014, the book and estimated fair values of our “available-for-sale” equity securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Book Value	Fair Value	Book Value	Fair Value
Assets:
“Available-for-sale” equity securities	$137,621	$137,621	$74,265	$74,265
Interest rate swap agreements	$596	$596	$—	$—
Liabilities:
Interest rate swap agreements	$4,314	$4,314	$909	$909
Secured notes payable	$818,217	$832,342	$652,209	$693,338
Unsecured senior notes payable	$2,046,578	$2,059,855	$1,747,370	$1,793,255
Unsecured senior line of credit	$151,000	$151,450	$304,000	$304,369
Unsecured senior bank term loans	$950,000	$951,098	$975,000	$976,010

Fair value measurements for other than on a recurring basis

Refer to discussions at Note 3 – “Investments in Real Estate.”

9.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of December 31, 2015 (dollars in thousands):

	Fixed Rate/Hedged Variable Rate Debt	Unhedged Variable Rate Debt	Total Consolidated	Percentage of Total Debt	Weighted Average Interest Rate at End of Period (1)	Weighted Average Remaining Term (in years)
Secured notes payable	$400,235	$417,982	$818,217	20.6%	3.84%	2.7
Unsecured senior notes payable	2,046,578	—	2,046,578	51.7	4.04	7.7
$1.5 billion unsecured senior line of credit	100,000	51,000	151,000	3.8	1.62	3.0
2019 Unsecured Senior Bank Term Loan	600,000	—	600,000	15.1	1.71	3.0
2021 Unsecured Senior Bank Term Loan	350,000	—	350,000	8.8	1.52	5.0
Total/weighted average	$3,496,813	$468,982	$3,965,795	100.0%	3.33%	5.6
Percentage of total debt	88%	12%	100%

(1)
Represents the weighted average interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

9.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal maturities as of December 31, 2015 (dollars in thousands):

	Stated Rate		Weighted Average Interest Rate(1)	Maturity Date(2)		Principal Payments Remaining for the Period Ending December 31,
Debt						2016	2017	2018	2019	2020	Thereafter		Total
Secured notes payable:
Greater Boston, New York City, and San Diego,	5.82%		5.82%	(3)		$29,471	$—	$—	$—	$—	$—		$29,471
San Diego	5.74		3.00	(3)		6,916	—	—	—	—	—		6,916
San Francisco	L+1.40		1.83	6/1/16	(4)	20,800	—	—	—	—	—		20,800
San Francisco	L+1.50		1.93	7/1/16	(5)	47,596	—	—	—	—	—		47,596
San Francisco	6.35		6.35	8/1/16		126,715	—	—	—	—	—		126,715
Maryland	2.42		2.42	1/20/17		—	76,000	—	—	—	—		76,000
Greater Boston	L+1.35		1.77	8/23/17	(6)	—	163,893	—	—	—	—		163,893
Greater Boston	L+1.50		1.83	1/28/19	(7)	—	—	—	109,692	—	—		109,692
San Diego, Seattle, and Maryland	7.75		7.75	4/1/20		1,696	1,832	1,979	2,138	104,352	—		111,997
San Diego	4.66		4.66	1/1/23		1,466	1,540	1,614	1,692	1,770	29,904		37,986
Greater Boston	3.93		3.10	3/10/23		—	—	1,091	1,505	1,566	77,838		82,000
San Francisco	6.50		6.50	7/1/36		20	20	22	23	25	703		813
Unamortized premiums						610	573	588	595	601	1,371		4,338
Secured notes payable weighted average/subtotal	3.92%		3.84			235,290	243,858	5,294	115,645	108,314	109,816		818,217

$1.5 billion unsecured senior line of credit	L+1.10%	(8)	1.62	1/3/19		—	—	—	151,000	—	—		151,000
2019 Unsecured Senior Bank Term Loan	L+1.20%		1.71	1/3/19		—	—	—	600,000	—	—		600,000
2021 Unsecured Senior Bank Term Loan	L+1.10%		1.52	1/15/21		—	—	—	—	—	350,000	—	350,000
Unsecured senior notes payable	2.75%		2.79	1/15/20		—	—	—	—	400,000	—		400,000
Unsecured senior notes payable	4.60%		4.61	4/1/22		—	—	—	—	—	550,000		550,000
Unsecured senior notes payable	3.90%		3.94	6/15/23		—	—	—	—	—	500,000		500,000
Unsecured senior notes payable	4.30%		4.35	1/15/26		—	—	—	—	—	300,000		300,000
Unsecured senior notes payable	4.50%		4.51	7/30/29		—	—	—	—	—	300,000		300,000
Unamortized discounts						(428)	(444)	(461)	(479)	(339)	(1,271)		(3,422)
Unsecured debt weighted average/subtotal			3.20			(428)	(444)	(461)	750,521	399,661	1,998,729		3,147,578
Weighted average/total			3.33%			$234,862	$243,414	$4,833	$866,166	$507,975	$2,108,545		$3,965,795

Balloon payments						$229,795	$239,893	$—	$860,692	$503,979	$2,100,487		$3,934,846
Principal amortization						5,067	3,521	4,833	5,474	3,996	8,058		30,949
Total consolidated debt						$234,862	$243,414	$4,833	$866,166	$507,975	$2,108,545		$3,965,795

Fixed-rate/hedged variable-rate debt						$166,465	$3,521	$4,833	$705,474	$507,975	$2,108,545		$3,496,813
Unhedged variable-rate debt						68,397	239,893	—	160,692	—	—		468,982
Total consolidated debt						$234,862	$243,414	$4,833	$866,166	$507,975	$2,108,545		$3,965,795

(1)
Represents the weighted average interest rate as of the end of the period plus the impact of debt premiums/discounts and our interest rate swap agreements. The weighted average interest rate excludes bank fees and amortization of loan fees.

(2)	Reflects any extension options that we control.

(3)	In January 2016, we repaid two secured notes payable aggregating $36.4 million with a weighted average effective interest rate of 5.28%.

(4)	We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions.

(5)	We have an option to extend the stated maturity date to July 1, 2017, subject to certain conditions.

(6)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

(7)	We have two, one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions.

(8)
Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the applicable margin of LIBOR+1.10%. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20%, based on the aggregate commitments.

9.	Secured and unsecured senior debt (continued)

Unsecured senior bank term loans and unsecured senior line of credit

We have unsecured senior bank debt aggregating $1.10 billion as of December 31, 2015, under our 2019 Unsecured Senior Bank Term Loan, 2021 Unsecured Senior Bank Term Loan, and amounts outstanding on our $1.50 billion unsecured senior line of credit. The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities (dollars in thousands).

	As of December 31, 2015
Facility	Balance	Maturity Date (1)	Applicable Rate	Facility Fee
$1.5 billion unsecured senior line of credit	$151,000	January 2019	L+1.10%	0.20%
2019 Unsecured Senior Bank Term Loan	$600,000	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	$350,000	January 2021	L+1.10%	N/A

(1)	Reflects any extension options that we control.

In June 2015, we completed a partial principal repayment of $25.0 million and extended the maturity of the remaining $350 million unsecured senior bank term loan (“2021 Unsecured Senior Bank Term Loan”) from July 31, 2015, to June 30, 2019, subject to our option to extend the maturity up to three times upon the satisfaction of certain conditions for an additional term of six months for the first and second extensions and for an additional term ending on January 15, 2021, for the third extension. In addition, we reduced the applicable interest rate margin with respect to borrowings outstanding under the loan to LIBOR+1.10% from LIBOR+1.20%. In conjunction with the amendment of our 2021 Unsecured Senior Bank Term Loan and the principal repayment, we recognized a loss on early extinguishment of debt aggregating $189 thousand related to the write-off of a portion of unamortized loan fees.

During the years ended December 31, 2014 and December 31, 2013, we paid down $125.0 million and $250.0 million, respectively, on our 2019 Unsecured Senior Bank Term Loan and recognized losses on early extinguishment of debt related to the write-off a portion of unamortized loan fees of $525 thousand and $2.0 million, respectively.

Borrowings under our unsecured senior line of credit bear interest at a Eurocurrency Rate or a Base Rate specified in the amended unsecured line of credit agreement plus, in either case, the Applicable Margin. The Eurocurrency Rate specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR-quoted currency (i.e., U.S. dollars, euro, pounds sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar banker’s acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR-quoted currency (other than Canadian or Australian dollars). The Base Rate specified in the amended unsecured line of credit agreement means for any day a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit as of December 31, 2015, was 1.10%, which is based on our existing credit rating as set by certain rating agencies. As of December 31, 2015, we had $151.0 million in borrowings outstanding on our $1.5 billion unsecured senior line of credit. Our unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments.

In addition, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness. Additionally, the terms of the unsecured senior line of credit and unsecured senior bank term loan agreements include a restriction that may limit our ability to pay dividends, including distributions with respect to common stock or other equity interests, during any time a default is continuing, except to enable us to continue to qualify as a REIT for federal income tax purposes. As of December 31, 2015, we were in compliance with all such covenants.

9.	Secured and unsecured senior debt (continued)

Unsecured senior notes payable

As of December 31, 2015, we have unsecured senior notes payable aggregating $2.05 billion, which are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company. The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness. However, the unsecured senior notes payable are subordinate to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P. In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.

4.30% Unsecured senior notes payable

In November 2015, we completed a $300 million public offering of our unsecured senior notes payable at a stated interest rate of 4.30%. The unsecured senior notes payable were priced at 99.624% of the principal amount with a yield to maturity of 4.345% and are due January 15, 2026. We used the proceeds, net of discounts and issuance costs, of $296.4 million to reduce the outstanding borrowings on our $1.5 billion unsecured senior line of credit.

2.75% and 4.50% Unsecured senior notes payable

In July 2014, we completed the offering of $400 million of our 2.75% unsecured senior notes (“2.75% Unsecured Senior Notes”) and $300 million of our 4.50% unsecured senior notes (“4.50% Unsecured Senior Notes”). We used the net proceeds of this offering to reduce variable-rate debt, including a $125.0 million partial repayment of unsecured senior bank term loan principal outstanding and to reduce the outstanding borrowings on our unsecured senior line of credit by $569 million. In connection with the unsecured senior bank term loan partial repayment, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $525 thousand in July 2014, as mentioned above.

Repayment of secured note payable

In October 2015, we repaid a $76 million secured note payable with an effective interest rate of 5.73%.

In January 2014, we repaid a $208.7 million secured note payable related to Alexandria Technology Square® that bore interest at a rate of 5.59%. Our real estate joint venture partner funded $20.9 million of the proceeds required to repay the secured note payable. In April 2014, we repaid a $6.4 million secured note payable related to a San Diego property that bore interest at a rate of 4.88%. In August 2014, we repaid a $7.4 million secured note payable related to a San Diego property that bore interest at a rate of 4.00%.

Secured construction loans

The following table summarizes our secured construction loans as of December 31, 2015 (dollars in thousands):

Address/Market	Stated Rate	Maturity Date		Outstanding Balance	Remaining Commitments	Total Aggregate Commitments
269 East Grand Avenue/San Francisco	L+1.40%	6/1/16	(1)	$20,800	$15,200	$36,000
259 East Grand Avenue/San Francisco	L+1.50%	7/1/16	(2)	47,596	7,404	55,000
75/125 Binney Street/Greater Boston	L+1.35%	8/23/17	(3)	163,893	86,507	250,400
50/60 Binney Street/Greater Boston	L+1.50%	1/28/19	(4)	109,692	240,308	350,000
				$341,981	$349,419	$691,400

(1)	We have two, one-year options to extend the stated maturity date to June 1, 2018, subject to certain conditions.

(2)	We have a one-year option to extend the stated maturity date to July 1, 2017, subject to certain conditions.

(3)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

(4)
In October 2015, we closed a secured construction loan with commitments available for borrowing of $350.0 million for our 98% leased development project at 50/60 Binney Street in Cambridge submarket. We have two, one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions.

10.	Interest rate swap agreements

We use interest rate swap agreements to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our unsecured senior line of credit, unsecured senior bank term loans, and secured notes payable. The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings. During the years ended December 31, 2015, 2014, or 2013, our interest rate swap agreements were 100% effective; as a result, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income (loss). Amounts classified in accumulated other comprehensive income (loss) are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $2.9 million in accumulated other comprehensive income (loss) to earnings as an increase to interest expense. As of December 31, 2015 and 2014, the fair values of our interest rate swap agreements aggregating an asset balance were classified in other assets, and those aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 8 – “Fair Value Measurements” for further details. Under our interest rate swap agreements, we have no collateral posting requirements.

The Company has agreements with certain of its derivative counterparties that contain a provision wherein (i) the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness; or (ii) if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company had breached any of these provisions as of December 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of $3.9 million.

We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of December 31, 2015 (dollars in thousands):

Effective Date	Maturity Date	Number of Contracts	Weighted Average Interest Pay Rate (1)	Fair Value as of 12/31/15	Notional Amount in Effect as of
					12/31/15	12/31/16	12/31/17
December 31, 2014	March 31, 2016	3	0.53%	$(94)	$500,000	$—	$—
March 31, 2015	March 31, 2016	7	0.42%	33	450,000	—	—
September 1, 2015	March 31, 2017	2	0.57%	239	100,000	100,000	—
March 31, 2016	March 31, 2017	11	1.15%	(3,083)	—	1,000,000	—
March 31, 2017	March 31, 2018	11	1.51%	(813)	—	—	650,000
Total				$(3,718)	$1,050,000	$1,100,000	$650,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin for borrowings outstanding as of December 31, 2015. Borrowings under our 2019 unsecured senior bank term loan include an applicable margin of 1.20%, and borrowings outstanding under our unsecured senior line of credit and 2021 Unsecured Senior Bank Term Loan include an applicable margin of 1.10%.

11.	Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Accounts payable and accrued expenses	$239,838	$218,938
Acquired below-market leases	26,018	8,810
Conditional asset retirement obligations	5,777	9,108
Deferred rent liabilities	27,664	36,231
Interest rate swap liabilities	4,314	909
Unearned rent and tenant security deposits	211,605	193,699
Other liabilities (1)	74,140	21,390
Total	$589,356	$489,085

(1)
Balance as of December 31, 2015, includes a $54.0 million liability related to the second installment payment due April 1, 2016, for our acquisition of the remaining noncontrolling interest in our 1.2 million RSF campus at Alexandria Technology Square®.

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

12.	Earnings per share

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

We sold land parcels during the years ended December 31, 2014 and 2013, that did not meet the criteria for classification as discontinued operations because these land parcels did not have significant operations prior to disposition. Accordingly, for the years ended December 31, 2014 and 2013, we classified approximately $6.4 million and $4.8 million, respectively, as gain on sales of real estate – land parcels below (loss) income from discontinued operations in the accompanying consolidated statements of income and included the gain in income from continuing operations attributable to Alexandria’s common stockholders in the “control number,” or numerator, for the computation of EPS. There was no such amount for the year ended December 31, 2015.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our 7.00% series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) is not a participating security and is not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings. Diluted EPS is computed using the weighted average shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities, including the potential common shares issuable upon conversion of our 8.00% unsecured senior convertible notes (“8.00% Unsecured Senior Convertible Notes”) during the period the notes were outstanding.

12.	Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2015, 2014, and 2013 (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations	$146,157	$99,142	$134,525
Gain on sales of real estate – land parcels	—	6,403	4,824
Net income attributable to noncontrolling interests	(1,897)	(5,204)	(4,032)
Dividends on preferred stock	(24,986)	(25,698)	(25,885)
Preferred stock redemption charge	—	(1,989)	—
Net income attributable to unvested restricted stock awards	(2,364)	(1,774)	(1,581)
Income from continuing operations attributable to Alexandria’s common stockholders – basic and diluted	116,910	70,880	107,851
(Loss) income from discontinued operations	(43)	1,233	900
Net income attributable to Alexandria’s common stockholders – basic and diluted	$116,867	$72,113	$108,751

Weighted average shares of common stock outstanding – basic and diluted	71,529	71,170	68,038

EPS attributable to Alexandria’s common stockholders – basic and diluted:
Continuing operations	$1.63	$0.99	$1.59
Discontinued operations	—	0.02	0.01
EPS – basic and diluted	$1.63	$1.01	$1.60

For purposes of calculating diluted EPS, we did not assume conversion of our 8.00% Unsecured Senior Convertible Notes for the year ended December 31, 2013, since the impact was antidilutive to EPS attributable to Alexandria’s common stockholders from continuing operations during that period. We had no 8.00% Unsecured Senior Convertible Notes outstanding during the years ended December 31, 2015 and 2014.

For purposes of calculating diluted EPS, we did not assume conversion of our Series D Convertible Preferred Stock for the years ended December 31, 2015, 2014, and 2013, since the impact was antidilutive to EPS attributable to Alexandria’s common stockholders from continuing operations during those periods. Refer to “7.00% Series D Convertible Preferred Stock” in Note 15 – “Stockholders’ Equity” for further discussion of the partial redemption of our Series D Convertible Preferred Stock.

13.	Income taxes

We are organized and qualify as a REIT pursuant to the Code. Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its shareholders annually and meets certain other conditions is not subject to federal income taxes, but could be subject to certain state, local, and foreign taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required.

We distributed all of our REIT taxable income in 2014 and 2013 and, as a result, did not incur federal income tax in those years on such income. For the year ended December 31, 2015, we expect our distributions to exceed our REIT taxable income and, as a result, do not expect to incur federal income tax. We expect to finalize our 2015 REIT taxable income when we file our 2015 federal income tax return in 2016.

The income tax treatment of distributions and dividends declared on our common stock, our Series D Convertible Preferred Stock, and our Series E cumulative redeemable preferred stock (“Series E Preferred Stock”) for the years ended December 31, 2015, 2014, and 2013, was as follows (unaudited):

	Common Stock			Series D Convertible Preferred Stock			Series E Preferred Stock
	Year Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Ordinary income	50.1%	91.8%	85.9%	54.4%	100.0%	97.2%	54.4%	100.0%	97.2%
Return of capital	7.9	8.2	11.6	—	—	—	—	—	—
Capital gains at 25%	8.5	—	2.5	9.2	—	2.8	9.2	—	2.8
Capital gains at 20%	33.5	—	—	36.4	—	—	36.4	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$3.05	$2.88	$2.61	$1.75	$1.75	$1.75	$1.6125	$1.6125	$1.6125

Our tax return for 2015 is due on or before September 15, 2016, assuming we file for an extension of the due date. The taxability information presented above for our dividends paid in 2015 is based upon management’s estimate. Our tax returns for previous tax years have not been examined by the IRS. Consequently, the taxability of distributions and dividends is subject to change. The income tax treatment of distributions and dividends noted above for the year ended December 31, 2015, is inclusive of the impact to taxable income of our 2015 real estate transactions described in Note 3 – “Investments in Real Estate” above.

In addition to our REIT tax returns, we file federal, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, India, China, and other international locations and may be subject to audits, assessments, or other actions by local taxing authorities. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.

As of December 31, 2015, there were no material unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, are recognized in the first period during which the interest or penalty begins accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any significant tax-related interest expense or penalties for the years ended December 31, 2015, 2014, and 2013.

13.	Income taxes (continued)

The following reconciles GAAP net income to taxable income as filed with the IRS for the years ended December 31, 2014 and 2013 (in thousands and unaudited):

	Year ended December 31,
	2014	2013
Net income	$106,778	$140,249
Net income attributable to noncontrolling interests	(5,204)	(4,032)
Book/tax differences:
Rental revenue recognition	(21,210)	16,800
Depreciation and amortization	31,187	12,936
Share-based compensation	13,808	13,754
Interest income	629	356
Sales of property	24,174	(14,284)
Impairments	59,067	—
Other	(121)	10,284
Taxable income before dividend deduction	209,108	176,063
Dividend deduction necessary to eliminate taxable income (1)	(209,108)	(176,063)
Estimated income subject to federal income tax	$—	$—

(1)	Total common stock and preferred stock dividend distributions paid were approximately $228.3 million and $195.0 million for the years ended December 31, 2014 and 2013, respectively.

14.	Commitments and contingencies

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company discretionary profit-sharing contributions (subject to statutory limitations), which amounted to approximately $2.0 million, $1.8 million, and $1.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. Employees who participate in the plan are immediately vested in their contributions and in the contributions made on their behalf by the Company.

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We have not experienced any losses to date on our invested cash.

In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, we spread our interest rate swap agreements among various counterparties. As of December 31, 2015, the largest aggregate notional amount of interest rate swap agreements in effect at any single point in time with an individual counterparty was $250.0 million. If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated.

We are dependent on rental income from relatively few tenants. The inability of any single tenant to make its lease payments could adversely affect our operations. As of December 31, 2015, we had 568 leases with a total of 425 tenants, and 87, or 44%, of our 199 properties were each leased to a single tenant. As of December 31, 2015, our three largest tenants accounted for approximately 13.9% of our aggregate ABR, comprising 5.1%, 4.8%, and 4.0%.

14.	Commitments and contingencies (continued)

Commitments

As of December 31, 2015, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and generic building infrastructure improvements under the terms of leases approximated $885.2 million. These future commitments exclude amounts aggregating $128.9 million as of December 31, 2015, already accrued in accounts payable, accrued expenses, and tenant security deposits. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease construction of certain projects resulting in the reduction of our commitments. We are also committed to funding approximately $87.6 million for certain non-real estate investments over the next several years. We are committed to contribute our 51% share of equity into our real estate joint venture with Uber to complete the development of our 1455/1515 Third Street project aggregating approximately 422,980 RSF by 2018. Our share of estimated cost to complete this project is approximately $230 to $270 per square foot as of December 31, 2015, subject to completion of the final design and budget.

In addition, we have letters of credit and performance obligations of $28.4 million primarily related to our construction management requirements.

We have minimum development requirements under project development agreements with government entities in India for some of our future value-creation projects. As of December 31, 2015, we had investments in real estate projects with an aggregate book value of $42.9 million for which we had construction commitment obligations to complete the development of buildings aggregating approximately 300,000 RSF, 100,000 RSF, and 200,000 RSF by 2016, 2017, and 2018, respectively. The estimated cost to develop these projects is approximately $125 to $175 per square foot. If we do not meet, extend, or eliminate these commitments, we may default under our existing agreements. The government entities, in turn, have certain obligations to us under those project development agreements. We are working with these entities to fulfill or amend certain existing obligations in a mutually beneficial manner.

Rental expense

Our rental expense attributable to continuing operations for the years ended December 31, 2015, 2014, and 2013, was approximately $13.7 million, $13.4 million, and 11.4 million, respectively. These rental expense amounts include certain operating leases for our headquarters and field offices, and ground leases for 28 of our properties and four land development parcels. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2015, were as follows (in thousands):

Year	Office Leases	Ground Leases	Total
2016	$1,554	$12,660	$14,214
2017	1,623	12,614	14,237
2018	1,700	12,828	14,528
2019	1,633	11,313	12,946
2020	178	11,414	11,592
Thereafter	339	613,156	613,495
	$7,027	$673,985	$681,012

Our operating lease obligations related to our office leases have remaining terms of approximately seven years, exclusive of extension options. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of approximately $9.7 million as of December 31, 2015, our lease obligations have remaining terms generally ranging from 40 to 100 years, including extension options.

15.	Stockholders’ equity

“At the market” common stock offering program

In December 2015, we established an “at the market” common stock offering program, under which we may sell, from time to time, up to an aggregate of $450.0 million of our common stock through our various sales agents during a three-year period. The program was established to replace our prior “at the market” common stock offering program, which expired in June 2015. During the year ended December 31, 2015, we sold an aggregate of 889,856 shares of common stock for gross proceeds of $80.3 million at an average stock price of $90.29 and net proceeds of approximately $78.5 million, including commissions and other expenses of approximately $1.8 million. The total number of 889,856 shares sold during the year consisted of 832,982 shares sold under our current “at the market program” established in December 2015 and 56,874 shares sold under our prior program that expired in June 2015. Gross proceeds from sales of shares under our current program were approximately $75.0 million for the three months ended December 31, 2015. As of December 31, 2015, the remaining aggregate proceeds that can be generated under our current program through the future stock sales were approximately $375.0 million. We used the proceeds from the sales to reduce amounts outstanding under our unsecured senior line of credit.

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

As of December 31, 2015, we had 9.5 million shares of Series D Convertible Preferred Stock outstanding. The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $1.75 per share. Our Series D Convertible Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption provisions. We are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT. Investors in our Series D Convertible Preferred Stock generally have no voting rights. We may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option. Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock. The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock. As of December 31, 2015, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2480 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.81 per share of common stock.

15.	Stockholders’ equity (continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Net Unrealized Gain “Available-for- Sale” Equity Securities	Net Unrealized Loss on Interest Rate Swap Agreements	Net Unrealized Loss on Foreign Currency Translation	Total
Balance as of December 31, 2014	$52,367	$(909)	$(52,086)	$(628)

Other comprehensive income (loss) before reclassifications	77,370	(5,516)	(21,844)	50,010
Amounts reclassified from other comprehensive (loss) income	(12,138)	2,707	9,236	(195)
	65,232	(2,809)	(12,608)	49,815
Amounts attributable to noncontrolling interest	—	—	4	4
Net other comprehensive income (loss)	65,232	(2,809)	(12,604)	49,819

Balance as of December 31, 2015	$117,599	$(3,718)	$(64,690)	$49,191

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 14.7 million shares were issued and outstanding as of December 31, 2015. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of December 31, 2015.

Additional paid-in capital

In December 2015, in three separate transactions, we sold partial interests in certain Class A properties to a high-quality institutional investor for net sales proceeds of approximately $443.4 million through the formation of three new real estate joint ventures. As described in Note 3 – “Investments in Real Estate,” we are the managing member of the real estate joint ventures and concluded that they should continue to be consolidated in our financial statements subsequent to the partial sales. Accordingly, the partial sales were accounted for as equity financing transactions, with $141.9 million (the amount by which the proceeds received exceeded the institutional investor’s pro rata share of our historical cost basis, less selling costs) recognized as an increase in additional paid-in capital.

16.	Share-based compensation

Stock plan

For the purpose of attracting and retaining the highest-quality personnel, providing for additional incentives, and promoting the success of our Company, we have historically issued two forms of share-based compensation under our equity incentive plan: (i) options to purchase common stock and (ii) restricted stock. We have not granted any options since 2002. Each restricted share issued reduces the share reserve by two shares (2:1 ratio). As of December 31, 2015, there were 2,200,262 shares reserved for the granting of future options and stock awards under the stock plan.

16.	Share-based compensation (continued)

In addition, the stock plan permits us to issue share awards to our employees and non-employee directors. A share award is an award of common stock that (i) may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Code. Shares issued generally vest over a four-year period from the date of issuance, and the sale of the shares is restricted prior to the date of vesting. The unearned portion of time-based awards is amortized as stock compensation expense on a straight-line basis over the vesting period. Certain restricted share awards are subject to vesting based upon the satisfaction of levels of performance and market conditions. Failure to satisfy the threshold performance conditions will result in the forfeiture of shares. Forfeiture of share awards with time-based or performance-based restrictions results in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions does not result in a reversal of previously recognized share-based compensation expense.

A summary of the stock awards activity under our stock plan and related information for the years ended December 31, 2015, 2014, and 2013, follows:

		Number of Share Awards	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2012		561,068	$73.37
Granted		338,915	$63.74
Vested		(323,594)	$71.78
Forfeited		(6,616)	$72.96
Outstanding as of December 31, 2013		569,773	$68.54
Granted		416,954	$72.25
Vested		(286,681)	$72.91
Forfeited		(25,077)	$55.72
Outstanding as of December 31, 2014		674,969	$69.46
Granted		449,559	$89.72
Vested		(307,511)	$71.78
Forfeited		(2,999)	$79.81
Outstanding as of December 31, 2015		814,018	$80.95

	Year Ended December 31,
(In thousands)	2015	2014	2013
Total grant date fair value of stock awards vested	$22,073	$20,903	$23,228
Total compensation recognized for stock awards, net of capitalization	$17,512	$13,996	$15,552
Capitalized stock compensation	$9,177	$7,583	$8,193

Certain restricted stock awards granted during 2012 through 2015 are subject to performance and market conditions. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model, using the following assumptions for 2015 and 2014, respectively: expected term of 2.5 years and 2.5 years (equal to the remaining performance measurement period at the grant date), volatility of 21.0% and 20.0% (approximating a blended average of implied and historical volatilities), dividend yield of 3.3% and 3.4%, and risk-free rate of 0.88% and 0.67%. Compensation cost associated with these restricted stock awards is not recognized, and any previously recognized compensation cost is reversed to the extent the performance condition is ultimately not satisfied. Conversely, compensation cost is not reversed on any stock awards that do not vest as a result of not meeting market conditions.

As of December 31, 2015, there was $56.9 million of unrecognized compensation related to unvested share awards under the stock plan, which is expected to be recognized over the next four years and has a weighted average vesting period of approximately 19 months.

17.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned eight projects as of December 31, 2015, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

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

In December 2015, in three separate transactions, we sold partial interests in certain Class A properties to a high-quality institutional investor for net sales proceeds of approximately $443.4 million. As described in Note 3 – “Investments in Real Estate,” we are the managing member of the real estate joint ventures and concluded that they should continue to be consolidated in our financial statements subsequent to the partial sales. Accordingly, the partial sales were accounted for as equity financing transactions, with $301.6 million (representing the institutional investor’s pro rata share of our historical cost basis) recognized in noncontrolling interests. These transactions did not result in the purchase accounting adjustments and the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost.

The following table represents income from continuing operations and discontinued operations attributable to Alexandria Real Estate Equities, Inc., for the years ended December 31, 2015, 2014, and 2013, excluding the amounts attributable to these noncontrolling interests (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations attributable to Alexandria	$144,260	$100,341	$135,317
(Loss) income from discontinued operations	(43)	1,233	900
Net income attributable to Alexandria	$144,217	$101,574	$136,217

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

18.	Assets held for sale

As of December 31, 2015, there are no “held for sale” properties which meet the criteria for classification as a discontinued operation in our consolidated financial statements.

The following is a summary of net assets “held for sale” as of December 31, 2015 and 2014 (in thousands):

	As of December 31,
	2015	2014
Properties “held for sale”	$4,884	$118,603
Other assets	1,303	6,671
Total assets	6,187	125,274

Total liabilities	—	(6,385)
Net assets “held for sale” (1)	$6,187	$118,889

(1)
As of December 31, 2015, net assets “held for sale” included one property with an aggregate of 71,000 RSF that was classified as “held for sale.” As of December 31, 2014, net assets “held for sale” included one property as well as four additional properties with an aggregate of 279,733 RSF that were sold during the year ended December 31, 2015.

The following is a summary of the loss included in our income from continuing operations for the years ended December 31, 2015, 2014, and 2013 from assets classified as “held for sale” (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total revenues	$5,093	$5,008	$5,376
Operating expenses	(2,084)	(3,410)	(3,147)
Total revenues less operating expenses from assets classified as “held for sale”, not qualifying as discontinued operations	3,009	1,598	2,229
Depreciation expense	(883)	(5,301)	(8,035)
Impairment of real estate	(23,250)	(17,709)	—
Gain on assets held for sale	12,426	—	—
Loss from assets classified as “held for sale”, not qualifying as discontinued operations (1)	$(8,698)	$(21,412)	$(5,806)

(1)
Includes the results of operations of one property with an aggregate 71,000 RSF that was classified as “held for sale” as of December 31, 2015, and four properties with an aggregate 279,733 RSF that were sold during the year ended December 31, 2015, but did not qualify for classification as discontinued operations. For additional information, refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 in this Report.

19.	Quarterly financial data (unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2015 and 2014 (in thousands, except per share amounts):

	Quarter
2015	First	Second	Third	Fourth
Revenues	$196,753	$204,156	$218,610	$223,955
Net income attributable to Alexandria’s common stockholders	$17,786	$31,291	$32,659	$35,131

EPS attributable to Alexandria’s common stockholders:
Basic and diluted (1)	$0.25	$0.44	$0.46	$0.49

	Quarter
2014	First	Second	Third	Fourth
Revenues	$176,186	$176,402	$185,615	$188,674
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$32,709	$27,932	$27,626	$(16,154)

EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic and diluted (1)	$0.46	$0.39	$0.39	$(0.23)	(2)

(1)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and due to the increase in the weighted average shares of common stock outstanding.

(2)
Results for the fourth quarter of 2014 include an aggregate net loss of $46.2 million, or $0.65 per share, related to impairments of real estate and a preferred stock redemption charge, partially offset by gains on sales of real estate. Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 of this Report for further discussion of impairments of real estate, preferred stock redemption, and gains on real estate.

20.	Subsequent events

Repayment of secured notes payable

In January 2016, we repaid two secured notes payable aggregating $36.4 million with a weighted average effective interest rate of 5.28%.

21.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”), has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2015 and 2014, and the condensed consolidating statements of income, comprehensive income, and cash flows for the years ended December 31, 2015, 2014, and 2013, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc., on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$7,629,922	$—	$7,629,922
Investment in unconsolidated real estate JVs	—	—	127,212	—	127,212
Cash and cash equivalents	31,982	—	93,116	—	125,098
Restricted cash	91	—	28,781	—	28,872
Tenant receivables	—	—	10,485	—	10,485
Deferred rent	—	—	280,570	—	280,570
Deferred leasing and financing costs	33,505	—	200,588	—	234,093
Investments	—	4,702	348,763	—	353,465
Investments in and advances to affiliates	7,194,092	6,490,009	132,121	(13,816,222)	—
Other assets	25,007	—	96,396	—	121,403
Total assets	$7,284,677	$6,494,711	$8,947,954	$(13,816,222)	$8,911,120
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$818,217	$—	$818,217
Unsecured senior notes payable	2,046,578	—	—	—	2,046,578
Unsecured senior line of credit	151,000	—	—	—	151,000
Unsecured senior bank term loans	950,000	—	—	—	950,000
Accounts payable, accrued expenses, and tenant security deposits	100,294	—	489,062	—	589,356
Dividends payable	61,718	—	287	—	62,005
Total liabilities	3,309,590	—	1,307,566	—	4,617,156
Redeemable noncontrolling interests	—	—	14,218	—	14,218
Alexandria’s stockholders’ equity	3,975,087	6,494,711	7,321,511	(13,816,222)	3,975,087
Noncontrolling interests	—	—	304,659	—	304,659
Total equity	3,975,087	6,494,711	7,626,170	(13,816,222)	4,279,746
Total liabilities, noncontrolling interests, and equity	$7,284,677	$6,494,711	$8,947,954	$(13,816,222)	$8,911,120

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$7,108,610	$—	$7,108,610
Investment in unconsolidated real estate JVs	—	—	117,406	—	117,406
Cash and cash equivalents	52,491	63	33,457	—	86,011
Restricted cash	67	—	26,817	—	26,884
Tenant receivables	—	—	10,548	—	10,548
Deferred rent	—	—	234,124	—	234,124
Deferred leasing and financing costs	35,462	—	166,336	—	201,798
Investments	—	5,235	231,154	—	236,389
Investments in and advances to affiliates	6,874,866	6,295,852	128,943	(13,299,661)	—
Other assets	19,461	—	94,805	—	114,266
Total assets	$6,982,347	$6,301,150	$8,152,200	$(13,299,661)	$8,136,036
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$652,209	$—	$652,209
Unsecured senior notes payable	1,747,370	—	—	—	1,747,370
Unsecured senior line of credit	304,000	—	—	—	304,000
Unsecured senior bank term loans	975,000	—	—	—	975,000
Accounts payable, accrued expenses, and tenant security deposits	69,013	—	420,072	—	489,085
Dividends payable	58,525	—	289	—	58,814
Total liabilities	3,153,908	—	1,072,570	—	4,226,478
Redeemable noncontrolling interests	—	—	14,315	—	14,315
Alexandria’s stockholders’ equity	3,828,439	6,301,150	6,998,511	(13,299,661)	3,828,439
Noncontrolling interests	—	—	66,804	—	66,804
Total equity	3,828,439	6,301,150	7,065,315	(13,299,661)	3,895,243
Total liabilities, noncontrolling interests, and equity	$6,982,347	$6,301,150	$8,152,200	$(13,299,661)	$8,136,036

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Year Ended December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$608,824	$—	$608,824
Tenant recoveries	—	—	209,063	—	209,063
Other income (loss)	12,944	(205)	28,149	(15,301)	25,587
Total revenues	12,944	(205)	846,036	(15,301)	843,474

Expenses:
Rental operations	—	—	261,232	—	261,232
General and administrative	51,553	—	23,369	(15,301)	59,621
Interest	79,155	—	26,658	—	105,813
Depreciation and amortization	5,986	—	255,303	—	261,289
Impairment of real estate	—	—	23,250	—	23,250
Loss on early extinguishment of debt	189	—	—	—	189
Total expenses	136,883	—	589,812	(15,301)	711,394

Equity in earnings of unconsolidated real estate JVs	—	—	1,651	—	1,651
Equity in earnings of affiliates	268,156	238,691	4,704	(511,551)	—
Gain on sales of real estate – rental properties	—	—	12,426	—	12,426
Income from continuing operations	144,217	238,486	275,005	(511,551)	146,157
(Loss) from discontinued operations	—	—	(43)	—	(43)
Gain on sales of real estate – land parcels	—	—	—	—	—
Net income	144,217	238,486	274,962	(511,551)	146,114
Net income attributable to noncontrolling interests	—	—	(1,897)	—	(1,897)
Net income attributable to Alexandria’s stockholders	144,217	238,486	273,065	(511,551)	144,217
Dividends on preferred stock	(24,986)	—	—	—	(24,986)
Net income attributable to unvested restricted stock awards	(2,364)	—	—	—	(2,364)
Net income attributable to Alexandria’s common stockholders	$116,867	$238,486	$273,065	$(511,551)	$116,867

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Year Ended December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$544,153	$—	$544,153
Tenant recoveries	—	—	173,480	—	173,480
Other income (loss)	12,006	(3,277)	14,845	(14,330)	9,244
Total revenues	12,006	(3,277)	732,478	(14,330)	726,877

Expenses:
Rental operations	—	—	219,164	—	219,164
General and administrative	45,793	—	22,067	(14,330)	53,530
Interest	58,159	—	21,140	—	79,299
Depreciation and amortization	5,748	—	218,348	—	224,096
Impairment of real estate	—	—	51,675	—	51,675
Loss on early extinguishment of debt	525	—	—	—	525
Total expenses	110,225	—	532,394	(14,330)	628,289

Equity in earnings of unconsolidated real estate JVs	—	—	554	—	554
Equity in earnings of affiliates	199,800	188,269	3,665	(391,734)	—
Income from continuing operations	101,581	184,992	204,303	(391,734)	99,142
(Loss) income from discontinued operations	(7)	—	1,240	—	1,233
Gain on sales of real estate – land parcels	—	—	6,403	—	6,403
Net income	101,574	184,992	211,946	(391,734)	106,778
Net income attributable to noncontrolling interests	—	—	(5,204)	—	(5,204)
Net income attributable to Alexandria’s stockholders	101,574	184,992	206,742	(391,734)	101,574
Dividends on preferred stock	(25,698)	—	—	—	(25,698)
Preferred stock redemption charge	(1,989)	—	—	—	(1,989)
Net income attributable to unvested restricted stock awards	(1,774)	—	—	—	(1,774)
Net income attributable to Alexandria’s common stockholders	$72,113	$184,992	$206,742	$(391,734)	$72,113

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Year Ended December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$467,764	$—	$467,764
Tenant recoveries	—	—	150,095	—	150,095
Other income (loss)	10,423	(74)	15,912	(12,969)	13,292
Total revenues	10,423	(74)	633,771	(12,969)	631,151

Expenses:
Rental operations	—	—	189,039	—	189,039
General and administrative	43,528	—	17,961	(12,969)	48,520
Interest	43,284	—	24,668	—	67,952
Depreciation and amortization	5,907	—	183,216	—	189,123
Loss on early extinguishment of debt	1,992	—	—	—	1,992
Total expenses	94,711	—	414,884	(12,969)	496,626

Equity in earnings of affiliates	220,158	205,993	4,067	(430,218)	—
Income from continuing operations	135,870	205,919	222,954	(430,218)	134,525
Income from discontinued operations	347	—	553	—	900
Gain on sales of real estate – land parcels	—	—	4,824	—	4,824
Net income	136,217	205,919	228,331	(430,218)	140,249
Net income attributable to noncontrolling interests	—	—	(4,032)	—	(4,032)
Net income attributable to Alexandria’s stockholders	136,217	205,919	224,299	(430,218)	136,217
Dividends on preferred stock	(25,885)	—	—	—	(25,885)
Net income attributable to unvested restricted stock awards	(1,581)	—	—	—	(1,581)
Net income attributable to Alexandria’s common stockholders	$108,751	$205,919	$224,299	$(430,218)	$108,751

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$144,217	$238,486	$274,962	$(511,551)	$146,114
Other comprehensive (loss) income:
Unrealized (losses) gains on “available-for-sale” equity securities:
Unrealized holding (losses) gains arising during the year	—	(21)	77,391	—	77,370
Reclassification adjustment for losses (gains) included in net income	—	1	(12,139)	—	(12,138)
Unrealized (losses) gains on “available-for-sale” equity securities, net	—	(20)	65,252	—	65,232

Unrealized losses on interest rate swap agreements:
Unrealized interest rate swap losses arising during the year	(5,516)	—	—	—	(5,516)
Reclassification adjustment for amortization of interest expense included in net income	2,707	—	—	—	2,707
Unrealized losses on interest rate swap agreements, net	(2,809)	—	—	—	(2,809)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the year	—	—	(21,844)	—	(21,844)
Reclassification adjustment for losses included in net income	—	—	9,236	—	9,236
Unrealized losses on foreign currency translation, net	—	—	(12,608)	—	(12,608)

Total other comprehensive (loss) income	(2,809)	(20)	52,644	—	49,815
Comprehensive income	141,408	238,466	327,606	(511,551)	195,929
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,893)	—	(1,893)
Comprehensive income attributable to Alexandria’s stockholders	$141,408	$238,466	$325,713	$(511,551)	$194,036

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$101,574	$184,992	$211,946	$(391,734)	$106,778
Other comprehensive income:
Unrealized gains on “available-for-sale” equity securities:
Unrealized holding gains arising during the year	—	148	50,987	—	51,135
Reclassification adjustment for losses (gains) included in net income	—	292	(650)	—	(358)
Unrealized gains on “available-for-sale” equity securities, net	—	440	50,337	—	50,777

Unrealized gains on interest rate swap agreements:
Unrealized interest rate swap losses arising during the year	(4,459)	—	—	—	(4,459)
Reclassification adjustment for amortization of interest expense included in net income	6,871	—	—	—	6,871
Unrealized gains on interest rate swap agreements, net	2,412	—	—	—	2,412

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	(318)	—	(17,757)	—	(18,075)
Reclassification adjustment for gains included in net income	—	—	(208)	—	(208)
Unrealized losses on foreign currency translation, net	(318)	—	(17,965)	—	(18,283)

Total other comprehensive income	2,094	440	32,372	—	34,906
Comprehensive income	103,668	185,432	244,318	(391,734)	141,684
Less: comprehensive income attributable to noncontrolling interests	—	—	(4,534)	—	(4,534)
Comprehensive income attributable to Alexandria’s common stockholders	$103,668	$185,432	$239,784	$(391,734)	$137,150

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$136,217	$205,919	$228,331	$(430,218)	$140,249
Other comprehensive income:
Unrealized (losses) gains on “available-for-sale” equity securities:
Unrealized holding (losses) gains arising during the year	—	(438)	1,738	—	1,300
Reclassification adjustment for losses (gains) included in net income	—	148	(1,331)	—	(1,183)
Unrealized (losses) gains on “available-for-sale” equity securities, net	—	(290)	407	—	117

Unrealized gains on interest rate swaps:
Unrealized interest rate swap gains arising during the year	1,918	—	—	—	1,918
Reclassification adjustment for amortization of interest expense included in net income	15,422	—	—	—	15,422
Unrealized gains on interest rate swaps	17,340	—	—	—	17,340

Unrealized foreign currency translation losses	—	—	(28,912)	—	(28,912)

Total other comprehensive income (loss)	17,340	(290)	(28,505)	—	(11,455)
Comprehensive income	153,557	205,629	199,826	(430,218)	128,794
Less: comprehensive income attributable to noncontrolling interests	—	—	(3,948)	—	(3,948)
Comprehensive income attributable to Alexandria’s common stockholders	$153,557	$205,629	$195,878	$(430,218)	$124,846

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$144,217	$238,486	$274,962	$(511,551)	$146,114
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,986	—	255,303	—	261,289
Loss on early extinguishment of debt	189	—	—	—	189
Gain on sales of real estate – rental properties	—	—	(12,426)	—	(12,426)
Impairment of real estate	—	—	23,250	—	23,250
Equity in earnings of unconsolidated real estate JVs	—	—	(1,651)	—	(1,651)
Distributions of earnings from unconsolidated real estate JVs	—	—	873	—	873
Amortization of loan fees	7,605	—	3,398	—	11,003
Amortization of debt discounts (premiums)	337	—	(709)	—	(372)
Amortization of acquired below-market leases	—	—	(6,118)	—	(6,118)
Deferred rent	—	—	(47,483)	—	(47,483)
Stock compensation expense	17,512	—	—	—	17,512
Equity in earnings of affiliates	(268,156)	(238,691)	(4,704)	511,551	—
Investment gains	—	—	(35,035)	—	(35,035)
Investment losses	—	346	15,747	—	16,093
Changes in operating assets and liabilities:
Restricted cash	(24)	—	84	—	60
Tenant receivables	—	—	7	—	7
Deferred leasing costs	—	—	(65,415)	—	(65,415)
Other assets	(10,797)	—	1,718	—	(9,079)
Accounts payable, accrued expenses, and tenant security deposits	28,078	8	15,714	—	43,800
Net cash (used in) provided by operating activities	(75,053)	149	417,515	—	342,611

Investing Activities
Proceeds from sales of real estate	—	—	129,799	—	129,799
Additions to real estate	—	—	(564,206)	—	(564,206)
Purchase of real estate	—	—	(248,933)	—	(248,933)
Deposits for investing activities	—	—	(5,501)	—	(5,501)
Investments in unconsolidated real estate JVs	—	—	(9,027)	—	(9,027)
Investments in subsidiaries	(51,070)	44,687	1,374	5,009	—
Additions to investments	—	—	(95,945)	—	(95,945)
Sales of investments	—	6	67,130	—	67,136
Repayment of notes receivable	—	—	4,282	—	4,282
Net cash (used in) provided by investing activities	$(51,070)	$44,693	$(721,027)	$5,009	$(722,395)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$169,754	$—	$169,754
Repayments of borrowings from secured notes payable	—	—	(89,815)	—	(89,815)
Proceeds from issuance of unsecured senior notes payable	298,872	—	—	—	298,872
Borrowings from unsecured senior line of credit	2,145,000	—	—	—	2,145,000
Repayments of borrowings from unsecured senior line of credit	(2,298,000)	—	—	—	(2,298,000)
Repayments of borrowings from unsecured senior bank term loans	(25,000)	—	—	—	(25,000)
Transfer to/from parent company	155,194	(44,905)	(105,280)	(5,009)	—
Change in restricted cash related to financing activities	—	—	3,842	—	3,842
Payment of loan fees	(5,825)	—	(4,759)	—	(10,584)
Proceeds from the issuance of common stock	78,463	—	—	—	78,463
Dividends on common stock	(218,104)	—	—	—	(218,104)
Dividends on preferred stock	(24,986)	—	—	—	(24,986)
Contributions by and sales of noncontrolling interests	—	—	453,750	—	453,750
Distributions to and purchases of noncontrolling interests	—	—	(64,066)	—	(64,066)
Net cash provided by (used in) financing activities	105,614	(44,905)	363,426	(5,009)	419,126

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(255)	—	(255)

Net (decrease) increase in cash and cash equivalents	(20,509)	(63)	59,659	—	39,087
Cash and cash equivalents at beginning of period	52,491	63	33,457	—	86,011
Cash and cash equivalents at end of period	$31,982	$—	$93,116	$—	$125,098

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$70,946	$—	$22,910	$—	$93,856

Non-Cash Investing Activities
Changes in accrued capital expenditures	$—	$—	$(10,070)	$—	$(10,070)
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(82,000)	$—	$(82,000)

Non-Cash Financing Activities
Payable for purchase of noncontrolling interest	$—	$—	$(51,092)	$—	$(51,092)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$101,574	$184,992	$211,946	$(391,734)	$106,778
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,748	—	218,348	—	224,096
Loss on early extinguishment of debt	525	—	—	—	525
Gain on sales of real estate – rental properties	—	—	(1,838)	—	(1,838)
Gain on sales of real estate – land parcels	—	—	(6,403)	—	(6,403)
Impairment of real estate	—	—	51,675	—	51,675
Equity in earnings from unconsolidated real estate JVs	—	—	(554)	—	(554)
Distributions of earnings from unconsolidated real estate JVs	—	—	549	—	549
Amortization of loan fees	7,355	—	3,554	—	10,909
Amortization of debt discounts (premiums)	232	—	(115)	—	117
Amortization of acquired below-market leases	—	—	(2,845)	—	(2,845)
Deferred rent	—	—	(44,726)	—	(44,726)
Stock compensation expense	13,996	—	—	—	13,996
Equity in earnings of affiliates	(199,800)	(188,269)	(3,665)	391,734	—
Investment gains	—	—	(11,613)	—	(11,613)
Investment losses	—	3,047	6,240	—	9,287
Changes in operating assets and liabilities:
Restricted cash	(12)	—	4,153	—	4,141
Tenant receivables	—	—	(673)	—	(673)
Deferred leasing costs	17	—	(38,299)	—	(38,282)
Other assets	(7,785)	—	319	—	(7,466)
Accounts payable, accrued expenses, and tenant security deposits	25,877	—	775	—	26,652
Net cash (used in) provided by operating activities	(52,273)	(230)	386,828	—	334,325

Investing Activities
Proceeds from sales of real estate	—	—	81,580	—	81,580
Additions to real estate	(65)	—	(497,708)	—	(497,773)
Purchase of real estate	—	—	(127,887)	—	(127,887)
Deposit for investing activities	—	—	(10,282)	—	(10,282)
Change in restricted cash related to construction projects and investing activities	—	—	1,665	—	1,665
Investments in unconsolidated real estate JVs	—	—	(70,758)	—	(70,758)
Investments in subsidiaries	(334,764)	(251,358)	(13,441)	599,563	—
Additions to investments	—	(150)	(60,080)	—	(60,230)
Sales of investments	—	1,052	17,921	—	18,973
Repayment of notes receivable	—	—	29,883	—	29,883
Net cash used in investing activities	$(334,829)	$(250,456)	$(649,107)	$599,563	$(634,829)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$126,215	$—	$126,215
Repayments of borrowings from secured notes payable	—	—	(231,051)	—	(231,051)
Proceeds from issuance of unsecured senior notes payable	698,908	—	—	—	698,908
Borrowings from unsecured senior line of credit	1,168,000	—	—	—	1,168,000
Repayments of borrowings from unsecured senior line of credit	(1,068,000)	—	—	—	(1,068,000)
Repayment of unsecured senior bank term loan	(125,000)	—	—	—	(125,000)
Redemption of Series D Convertible Preferred Stock	(14,414)	—	—	—	(14,414)
Transfer to/from parent company	103	250,749	348,711	(599,563)	—
Change in restricted cash related to financing activities	—	—	(1,409)	—	(1,409)
Payment of loan fees	(6,523)	—	(1,576)	—	(8,099)
Dividends on common stock	(202,386)	—	—	—	(202,386)
Dividends on preferred stock	(25,885)	—	—	—	(25,885)
Contributions by and sales of noncontrolling interests	—	—	19,410	—	19,410
Distributions to and purchases of noncontrolling interests	—	—	(4,977)	—	(4,977)
Net cash provided by financing activities	424,803	250,749	255,323	(599,563)	331,312

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,493)	—	(2,493)

Net increase (decrease) in cash and cash equivalents	37,701	63	(9,449)	—	28,315
Cash and cash equivalents at beginning of period	14,790	—	42,906	—	57,696
Cash and cash equivalents at end of period	$52,491	$63	$33,457	$—	$86,011

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$39,871	$—	$18,095	$—	$57,966

Non-Cash Investing Activities
Note receivable issued in connection with sale of real estate	$—	$—	$2,000	$—	$2,000
Changes in accrued construction	$—	$—	$29,846	$—	$29,846
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(48,329)	$—	$(48,329)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$136,217	$205,919	$228,331	$(430,218)	$140,249
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,907	—	184,871	—	190,778
Loss on early extinguishment of debt	1,992	—	—	—	1,992
Loss on sales of real estate – rental properties	—	—	121	—	121
Gain on sales of real estate – land parcels	—	—	(4,824)	—	(4,824)
Amortization of loan fees	6,914	—	3,022	—	9,936
Amortization of debt discounts	111	—	418	—	529
Amortization of acquired below-market leases	—	—	(3,316)	—	(3,316)
Deferred rent	(82)	—	(27,853)	—	(27,935)
Stock compensation expense	15,552	—	—	—	15,552
Equity in earnings of affiliates	(220,158)	(205,993)	(4,067)	430,218	—
Investment gains	—	(3)	(7,047)	—	(7,050)
Investment losses	—	78	1,402	—	1,480
Changes in operating assets and liabilities:
Restricted cash	(2)	—	901	—	899
Tenant receivables	—	—	(1,519)	—	(1,519)
Deferred leasing costs	(37)	—	(54,788)	—	(54,825)
Other assets	(5,606)	—	(692)	—	(6,298)
Intercompany receivables and payables	3,021	—	(3,021)	—	—
Accounts payable, accrued expenses, and tenant security deposits	(13,485)	—	70,443	—	56,958
Net cash (used in) provided by operating activities	(69,656)	1	382,382	—	312,727

Investing Activities
Proceeds from sales of real estate	10,796	—	143,172	—	153,968
Additions to real estate	—	—	(593,389)	—	(593,389)
Purchase of real estate	—	—	(122,069)	—	(122,069)
Change in restricted cash related to construction projects and investing activities	—	—	7,655	—	7,655
Investment in unconsolidated real estate JVs	—	—	(17,987)	—	(17,987)
Investments in subsidiaries	(236,218)	(276,022)	(13,445)	525,685	—
Additions to investments	—	—	(36,078)	—	(36,078)
Sales of investments	—	1,018	15,507	—	16,525
Net cash used in investing activities	$(225,422)	$(275,004)	$(616,634)	$525,685	$(591,375)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2013
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$28,489	$—	$28,489
Repayments of borrowings from secured notes payable	—	—	(36,219)	—	(36,219)
Proceeds from issuance of unsecured senior notes payable	498,561	—	—	—	498,561
Borrowings from unsecured senior line of credit	729,000	—	—	—	729,000
Repayments of borrowings from unsecured senior line of credit	(1,091,000)	—	—	—	(1,091,000)
Repayments of unsecured senior bank term loan	(250,000)	—	—	—	(250,000)
Repurchase of unsecured senior convertible notes	(384)	—	—	—	(384)
Transfer to/from parent company	—	273,089	252,596	(525,685)	—
Change in restricted cash related to financings	(1)	—	2,547	—	2,546
Payment of loan fees	(14,383)	—	(5,545)	—	(19,928)
Proceeds from the issuance of common stock	534,469	—	—	—	534,469
Dividends on common stock	(169,076)	—	—	—	(169,076)
Dividends on preferred stock	(25,885)	—	—	—	(25,885)
Distributions to and purchases of noncontrolling interests	—	—	(3,003)	—	(3,003)
Net cash provided by financing activities	211,301	273,089	238,865	(525,685)	197,570

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,197)	—	(2,197)

Net (decrease) increase in cash and cash equivalents	(83,777)	(1,914)	2,416	—	(83,275)
Cash and cash equivalents at beginning of period	98,567	1,914	40,490	—	140,971
Cash and cash equivalents at end of period	$14,790	$—	$42,906	$—	$57,696

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$37,073	$—	$22,784	$—	$59,857

Non-Cash Investing Activities
Note receivable issued in connection with sale of real estate	$29,820	$—	$9,000	$—	$38,820
Change in accrued construction	$—	$—	$(21,310)	$—	$(21,310)

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2015
(Dollars in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
Alexandria Center™ at Kendall Square	Greater Boston	$273,585		$279,668	$205,491	$853,495	$279,668	$1,058,986	$1,338,654	$(64,719)	$1,273,935	2000-2015	2005-2015
Alexandria Technology Square®	Greater Boston	—		—	619,658	190,544	—	810,202	810,202	(161,962)	648,240	2001-2012	2006
640 Memorial Drive	Greater Boston	86,283	(4)	—	174,878	30	—	174,908	174,908	(6,806)	168,102	2011	2015
780/790 Memorial Drive	Greater Boston	—		—	—	45,779	—	45,779	45,779	(18,938)	26,841	2002	2001
480/500 Arsenal Street	Greater Boston	—		9,773	12,773	80,744	9,773	93,517	103,290	(30,200)	73,090	2001/2003	2000/2001
167 Sidney Street/99 Erie Street	Greater Boston	—		—	12,613	12,364	—	24,977	24,977	(4,695)	20,282	2006/2012	2005/2006
79/96 Thirteenth Street Charlestown Navy Yard	Greater Boston	4,421	(5)	—	6,247	8,662	—	14,909	14,909	(3,357)	11,552	2012	1998
Alexandria Park at 128	Greater Boston	11,594	(5)	10,439	41,596	63,503	10,439	105,099	115,538	(29,193)	86,345	1997-2010	1998-2008
225 Second Avenue	Greater Boston	—		2,925	14,913	29,200	2,925	44,113	47,038	(670)	46,368	2014	2014
19 Presidential Way	Greater Boston	—		12,833	27,333	4,928	12,833	32,261	45,094	(7,027)	38,067	1999	2005
100 Beaver Street	Greater Boston	—		1,466	9,046	11,864	1,466	20,910	22,376	(4,704)	17,672	2006	2005
285 Bear Hill Road	Greater Boston	—		422	3,538	5,312	422	8,850	9,272	(499)	8,773	2013	2011
111/130 Forbes Boulevard	Greater Boston	—		3,146	15,725	2,969	3,146	18,694	21,840	(4,408)	17,432	2006	2007/2006
20 Walkup Drive	Greater Boston	—		2,261	7,099	9,029	2,261	16,128	18,389	(2,078)	16,311	2012	2006
306 Belmont Street and 350 Plantation Street	Greater Boston	—		1,806	11,696	1,845	1,806	13,541	15,347	(3,933)	11,414	2003	2004
30 Bearfoot Road	Greater Boston	—		1,220	22,375	44	1,220	22,419	23,639	(8,062)	15,577	2000	2005
Alexandria Center™ for Science & Technology	San Francisco	—		93,813	210,211	384,399	93,813	594,610	688,423	(69,088)	619,335	2007-2011	2004-2011
Alexandria Technology Center® - Gateway	San Francisco	96,121	(6)	45,425	121,059	16,341	45,425	137,400	182,825	(38,804)	144,021	2000-2006	2002-2006
249/259/269 East Grand Avenue	San Francisco	68,396		19,396	—	150,722	19,396	150,722	170,118	(18,300)	151,818	2008/2012/2014	2004
400/450 East Jamie Court	San Francisco	—		—	—	111,974	—	111,974	111,974	(20,616)	91,358	2012	2002
500 Forbes Boulevard	San Francisco	—		35,596	69,091	15,096	35,596	84,187	119,783	(18,539)	101,244	2001	2007
505 Brannan Street	San Francisco	—		31,710	2,540	4,673	31,710	7,213	38,923	—	38,923	N/A	2015
7000 Shoreline Court	San Francisco	30,594	(6)	7,038	39,704	9,041	7,038	48,745	55,783	(12,899)	42,884	2001	2004
341/343 Oyster Point Boulevard	San Francisco	—		7,038	—	32,547	7,038	32,547	39,585	(14,228)	25,357	2009/2013	2000
849/863 Mitten Road & 866 Malcolm Road	San Francisco	—		3,211	8,665	16,715	3,211	25,380	28,591	(8,789)	19,802	2012	1998
2425 Garcia Avenue and 2400/2450 Bayshore Parkway	San Francisco	813		1,512	21,323	25,238	1,512	46,561	48,073	(17,477)	30,596	2008	1999
3165 Porter Drive	San Francisco	—		—	19,154	2,105	—	21,259	21,259	(6,226)	15,033	2002	2003
3350 West Bayshore Road	San Francisco	—		4,800	6,693	11,074	4,800	17,767	22,567	(3,945)	18,622	1982	2005
2625/2627/2631 Hanover Street	San Francisco	—		—	6,628	10,657	—	17,285	17,285	(7,889)	9,396	2000	1999

Schedule III (continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
510 Townsend Street	San Francisco	$—		$52,105	$—	$15,093	$52,105	$15,093	$67,198	$—	$67,198	N/A	2014
560 Eccles Avenue	San Francisco	—		12,093	—	5,562	12,093	5,562	17,655	(14)	17,641	N/A	2006
Grand Avenue - San Francisco	San Francisco	—		37,538	—	7,518	37,538	7,518	45,056	(45)	45,011	N/A	2004/2005/2008
Alexandria Center® for Life Science	New York City	—		—	—	797,113	—	797,113	797,113	(66,214)	730,899	2010-2013	2006
ARE Nautilus	San Diego	—		6,684	27,600	89,083	6,684	116,683	123,367	(27,439)	95,928	2010-2012	1994-1997
ARE Sunrise	San Diego	19,319	(7)	6,118	17,947	65,624	6,118	83,571	89,689	(33,371)	56,318	2000-2015	1994-2000
ARE Spectrum	San Diego	—		27,388	80,957	64,196	27,388	145,153	172,541	(27,396)	145,145	2008	2007
11119 North Torrey Pines Road	San Diego	—		9,994	37,099	32,640	9,994	69,739	79,733	(8,018)	71,715	2012	2007
3545 Cray Court	San Diego	37,986		7,056	53,944	12	7,056	53,956	61,012	(7,772)	53,240	1998	2014
5200 Illumina Way	San Diego	—		38,340	96,606	119,524	38,340	216,130	254,470	(19,527)	234,943	2004-2014	2010
10300 Campus Point Drive	San Diego	—		22,487	90,198	105,828	22,487	196,026	218,513	(17,527)	200,986	2012	2010
10290 Campus Point Drive	San Diego	—		19,781	88,752	12,581	19,781	101,333	121,114	(507)	120,607	1997	2015
ARE Esplanade	San Diego	11,293	(7)	9,682	29,991	51,497	9,682	81,488	91,170	(11,402)	79,768	1989-2013	1998-2011
ARE Towne Centre	San Diego	—		8,539	18,850	44,770	8,539	63,620	72,159	(35,658)	36,501	2000-2010	1999
9880 Campus Point Drive	San Diego	—		3,823	16,165	20,077	3,823	36,242	40,065	(14,723)	25,342	2005	2001
5810/5820 and 6138/6146/6150 Nancy Ridge Drive	San Diego	—		5,991	30,248	15,435	5,991	45,683	51,674	(11,628)	40,046	2000-2001	2003-2004
ARE Portola	San Diego	—		6,991	25,153	19,761	6,991	44,914	51,905	(5,933)	45,972	2005-2012	2007-2007
10121/10151 Barnes Canyon Road	San Diego	—		4,608	5,100	14,442	4,608	19,542	24,150	(676)	23,474	1988	2013
7330 Carroll Road	San Diego	4,382	(5)	2,650	19,878	1,631	2,650	21,509	24,159	(2,891)	21,268	2007	2010
5871 Oberlin Drive	San Diego	—		1,349	8,016	3,776	1,349	11,792	13,141	(1,250)	11,891	2004	2010
11025/11035/11045/11055/11065/11075 Roselle Street	San Diego	—		4,156	11,571	24,568	4,156	36,139	40,295	(6,747)	33,548	2006/2008/2014	1997/2000/2014
3985/4025/4031/4045 Sorrento Valley Boulevard	San Diego	6,971	(8)	4,323	22,846	3,654	4,323	26,500	30,823	(4,346)	26,477	2007	2010/2014
13112 Evening Creek Drive	San Diego	12,226	(7)	7,393	27,950	176	7,393	28,126	35,519	(6,250)	29,269	2007	2007
1201/1208 Eastlake Avenue East	Seattle	41,253	(7)	5,810	47,149	14,955	5,810	62,104	67,914	(20,545)	47,369	1997	2002
1616 Eastlake Avenue East	Seattle	—		6,940	—	91,306	6,940	91,306	98,246	(20,418)	77,828	2013	2003
1551 Eastlake Avenue East	Seattle	—		8,525	20,064	33,734	8,525	53,798	62,323	(7,950)	54,373	2012	2004
400 Dexter Avenue North	Seattle	—		11,342	—	43,265	11,342	43,265	54,607	(35)	54,572	N/A	2007
199 East Blaine Street	Seattle	—		6,528	—	71,738	6,528	71,738	78,266	(12,044)	66,222	2010	2004
219 Terry Avenue North	Seattle	—		1,819	2,302	18,997	1,819	21,299	23,118	(2,317)	20,801	2012	2007
1600 Fairview Avenue East	Seattle	—		2,212	6,788	6,015	2,212	12,803	15,015	(2,941)	12,074	2007	2005
1818 Fairview Avenue East	Seattle	—		—	8,444	488	—	8,932	8,932	(24)	8,908	N/A	2015
3000/3018 Western Avenue	Seattle	—		1,432	7,497	23,249	1,432	30,746	32,178	(8,298)	23,880	2000	1998
410 West Harrison/410 Elliott Avenue West	Seattle	—		3,857	1,989	10,606	3,857	12,595	16,452	(2,945)	13,507	2008/2006	2004
9800 Medical Center Drive	Maryland	76,000		10,052	99,696	98,928	10,052	198,624	208,676	(45,194)	163,482	2010-2013	2004
1330 Piccard Drive	Maryland	—		2,800	11,533	29,772	2,800	41,305	44,105	(13,675)	30,430	2005	1997

Schedule III (continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
1500/1550 East Gude Drive	Maryland	$—		$1,523	$7,731	$6,104	$1,523	$13,835	$15,358	$(5,248)	$10,110	2003/1995	1997
14920/15010 Broschart Road	Maryland	—		4,904	15,846	4,134	4,904	19,980	24,884	(3,657)	21,227	1998/1999	2010/2004
1405 Research Boulevard	Maryland	—		899	21,946	11,543	899	33,489	34,388	(11,113)	23,275	2006	1997
5 Research Place	Maryland	—		1,466	5,708	27,254	1,466	32,962	34,428	(7,256)	27,172	2010	2001
9920 Medical Center Drive	Maryland	—		5,791	8,060	1,338	5,791	9,398	15,189	(2,352)	12,837	2002	2004
5 Research Court	Maryland	—		1,647	13,258	5,453	1,647	18,711	20,358	(13,657)	6,701	2007	2004
12301 Parklawn Drive	Maryland	—		1,476	7,267	851	1,476	8,118	9,594	(2,109)	7,485	2007	2004
Alexandria Technology Center - Gaithersburg I	Maryland	—		10,183	59,641	23,186	10,183	82,827	93,010	(24,631)	68,379	1992-2009	1997-2004
Alexandria Technology Center - Gaithersburg II	Maryland	—		4,531	21,594	35,354	4,531	56,948	61,479	(22,235)	39,244	2000-2003	1997-2000
16020 Industrial Drive (9)	Maryland	—		1,048	12,800	746	1,048	13,546	14,594	(9,711)	4,883	1983	2005
401 Professional Drive	Maryland	—		1,129	6,941	7,754	1,129	14,695	15,824	(4,930)	10,894	2007	1996
950 Wind River Lane	Maryland	—		2,400	10,620	1,050	2,400	11,670	14,070	(1,946)	12,124	2009	2010
620 Professional Drive	Maryland	—		784	4,705	7,374	784	12,079	12,863	(2,153)	10,710	2012	2005
8000/9000/10000 Virginia Manor Road	Maryland	—		—	13,679	6,480	—	20,159	20,159	(8,420)	11,739	2003	1998
14225 Newbrook Drive	Maryland	27,906	(7)	4,800	27,639	11,562	4,800	39,201	44,001	(13,463)	30,538	2006	1997
6040 George Watts Hill Drive	Research Triangle Park	—		—	—	24,534	—	24,534	24,534	—	24,534	2014	2014
Alexandria Technology Center® Alston	Research Triangle Park	—		1,430	17,482	28,080	1,430	45,562	46,992	(18,707)	28,285	1985-2009	1998
108/110/112/114 Alexander Drive	Research Triangle Park	—		—	376	42,066	—	42,442	42,442	(13,375)	29,067	2000	1999
Alexandria Innovation Center® - Research Triangle Park	Research Triangle Park	—		1,065	21,218	24,604	1,065	45,822	46,887	(12,349)	34,538	2005-2008	2000
6 Davis Drive	Research Triangle Park	—		9,920	10,712	7,801	9,920	18,513	28,433	(7,404)	21,029	2012	2012
7 Triangle Drive	Research Triangle Park	—		701	—	31,645	701	31,645	32,346	(3,779)	28,567	2011	2005
407 Davis Drive	Research Triangle Park	—		1,229	17,733	10	1,229	17,743	18,972	(1,230)	17,742	1998	2013
2525 East NC Highway 54	Research Triangle Park	—		713	12,827	3,619	713	16,446	17,159	(3,887)	13,272	1995	2004
601 Keystone Park Drive	Research Triangle Park	—		785	11,546	5,022	785	16,568	17,353	(3,565)	13,788	2009	2006
5 Triangle Drive	Research Triangle Park	—		161	3,409	2,884	161	6,293	6,454	(2,407)	4,047	1981	1998
6101 Quadrangle Drive	Research Triangle Park	—		951	3,982	10,939	951	14,921	15,872	(1,616)	14,256	2012	2008
555 Heritage Drive	Non-Cluster Markets	—		2,919	5,311	12,055	2,919	17,366	20,285	(3,107)	17,178	2010	2006
100 Phillips Parkway	Non-Cluster Markets	9,074	(5)	1,840	2,298	15,240	1,840	17,538	19,378	(8,291)	11,087	1999	1998

Schedule III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
102 Witmer Road	Non-Cluster Markets	$—	$1,625	$19,715	$5,641	$1,625	$25,356	$26,981	$(7,134)	$19,847	2002	2006
701 Veterans Circle	Non-Cluster Markets	—	1,468	7,885	26	1,468	7,911	9,379	(2,353)	7,026	2007	2007
1781 West 75th Avenue	Canada	—	1,729	4,244	6,443	1,729	10,687	12,416	(2,311)	10,105	2008	2007
7990 Enterprise Street	Canada	—	1,912	7,489	(45)	1,912	7,444	9,356	(1,848)	7,508	2003	2005
275/245 Armand - Frappier Boulevard	Canada	—	5,866	20,894	4,086	5,866	24,980	30,846	(5,350)	25,496	2012	2005
525 Cartier Boulevard West	Canada	—	2,457	18,746	(3,004)	2,457	15,742	18,199	(4,260)	13,939	2004	2005
China	China	—	—	—	83,585	—	83,585	83,585	(6,740)	76,845	Various	2011
India	India	—	27,196	—	126,947	27,196	126,947	154,143	(9,052)	145,091	Various	2009-2012
Various	Various	—	65,502	24,704	134,050	65,502	158,754	224,256	(29,922)	194,334	Various	Various
		$818,217	$1,107,954	$3,052,388	$4,784,919	$1,107,954	$7,837,307	$8,945,261	$(1,315,339)	$7,629,922

Schedule III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2015
(Dollars in thousands)

(1)	The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).

(2)	The depreciable life for buildings and improvements ranges up to 40 years, up to 20 years for land improvements, and the term of the respective lease for tenant improvements.

(3)	Represents the later of the date of original construction or the date of the latest renovation.

(4)	The balance shown includes an unamortized premium of $4,283.

(5)	Loan of $29,471 secured by four properties identified by this reference.

(6)	Loan of $126,715 secured by four properties identified by this reference.

(7)	Loan of $111,997 secured by six properties identified by this reference.

(8)	The balance shown includes an unamortized premium of $55.

(9)
Represents a 71,000 RSF R&D/warehouse property location in Maryland classified in rental properties. In December 2015, we determined that this property met the criteria for classification as “held for sale”. Accordingly, we recognized a $8.7 million impairment charge to lower carrying the property to its estimated fair value less cost to sell.

Schedule III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2015
(In thousands)

A summary of activity of consolidated investments in real estate and accumulated depreciation is as follows:

	December 31,
Real Estate	2015	2014	2013
Balance at beginning of period	$8,228,855	$7,682,376	$7,270,957
Purchase of rental properties	283,128	95,400	118,892
Purchase of land	153,352	69,944	11,422
Additions to real estate	395,555	483,257	531,022
Sale of rental properties	(76,454)	(7,541)	(182,037)
Sales of land	(39,175)	(94,581)	(67,880)
Balance at end of period	$8,945,261	$8,228,855	$7,682,376

	December 31,
Accumulated Depreciation	2015	2014	2013
Balance at beginning of period	$1,120,245	$952,106	$875,035
Depreciation expense on properties	214,041	183,432	149,848
Sale of properties	(18,947)	(15,293)	(72,777)
Balance at end of period	$1,315,339	$1,120,245	$952,106