Form 10-Q
period 2016-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2016-05-04
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 15, 2016, 73,874,188 shares of common stock, par value $.01 per share, were outstanding.

i

GLOSSARY

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ABR	Annualized Base Rent
AFFO	Adjusted Funds from Operations
ASU	Accounting Standards Update
ATM	At the Market
CIP	Construction in Progress
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FFO	Funds from Operations
GAAP	U.S. Generally Accepted Accounting Principles
HVAC	Heating, Ventilation, and Air Conditioning
JV	Joint Venture
LEED®	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
NAREIT	National Association of Real Estate Investment Trusts
NOI	Net Operating Income
NYSE	New York Stock Exchange
R&D	Research & Development
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SF	Square Feet/Foot
SoMa	South of Market (submarket of the San Francisco market)
U.S.	United States
VIE	Variable Interest Entity
YTD	Year To Date

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Investments in real estate	$7,741,466	$7,629,922
Investments in unconsolidated real estate joint ventures	127,165	127,212
Cash and cash equivalents	146,197	125,098
Restricted cash	14,885	28,872
Tenant receivables	9,979	10,485
Deferred rent	293,144	280,570
Deferred leasing costs	192,418	192,081
Investments	316,163	353,465
Other assets	130,115	133,312
Total assets	$8,971,532	$8,881,017

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$816,578	$809,818
Unsecured senior notes payable	2,031,284	2,030,631
Unsecured senior line of credit	299,000	151,000
Unsecured senior bank term loans	944,637	944,243
Accounts payable, accrued expenses, and tenant security deposits	628,467	589,356
Dividends payable	64,275	62,005
Total liabilities	4,784,241	4,587,053

Commitments and contingencies

Redeemable noncontrolling interests	14,218	14,218

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series D cumulative convertible preferred stock	213,864	237,163
Series E cumulative redeemable preferred stock	130,000	130,000
Common stock	729	725
Additional paid-in capital	3,529,660	3,558,008
Accumulated other comprehensive (loss) income	(8,533)	49,191
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,865,720	3,975,087
Noncontrolling interests	307,353	304,659
Total equity	4,173,073	4,279,746
Total liabilities, noncontrolling interests, and equity	$8,971,532	$8,881,017

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental	$158,276	$143,608
Tenant recoveries	52,597	48,394
Other income	5,216	4,751
Total revenues	216,089	196,753

Expenses:
Rental operations	65,837	61,223
General and administrative	15,188	14,387
Interest	24,855	23,236
Depreciation and amortization	70,866	58,920
Impairment of real estate	28,980	14,510
Total expenses	205,726	172,276

Equity in (losses) earnings of unconsolidated real estate joint ventures	(397)	574
Income from continuing operations	9,966	25,051
Loss from discontinued operations	—	(43)
Net income	9,966	25,008
Net income attributable to noncontrolling interests	(4,030)	(492)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	5,936	24,516
Dividends on preferred stock	(5,907)	(6,247)
Preferred stock redemption charge	(3,046)	—
Net income attributable to unvested restricted stock awards	(801)	(483)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(3,818)	$17,786

EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$(0.05)	$0.25
Discontinued operations	—	—
EPS – basic and diluted	$(0.05)	$0.25

Dividends declared per share of common stock	$0.80	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$9,966	$25,008
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale equity securities:
Unrealized holding (losses) gains arising during the period	(47,423)	28,435
Reclassification adjustment for (gains) losses included in net income	(7,026)	1,103
Unrealized (losses) gains on available-for-sale equity securities, net	(54,449)	29,538

Unrealized losses on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(6,961)	(3,013)
Reclassification adjustment for amortization to interest expense included in net income	158	505
Unrealized losses on interest rate swap agreements, net	(6,803)	(2,508)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	3,528	(6,271)
Reclassification adjustment for losses included in net income	—	9,236
Unrealized gains on foreign currency translation, net	3,528	2,965

Total other comprehensive (loss) income	(57,724)	29,995
Comprehensive (loss) income	(47,758)	55,003
Less: comprehensive income attributable to noncontrolling interests	(4,030)	(646)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(51,788)	$54,357

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2015	$237,163	$130,000	72,548,693	$725	$3,558,008	$—	$49,191	$304,659	$4,279,746	$14,218
Net income	—	—	—	—	—	5,936	—	3,732	9,668	298
Total other comprehensive loss	—	—	—	—	—	—	(57,724)	—	(57,724)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,038)	(1,038)	(298)
Issuances of common stock	—	—	293,235	3	25,275	—	—	—	25,278	—
Issuances pursuant to stock plan	—	—	31,604	1	7,767	—	—	—	7,768	—
Redemption of Series D preferred stock	(23,299)	—	—	—	727	(3,046)	—	—	(25,618)	—
Dividends declared on common stock	—	—	—	—	—	(59,100)	—	—	(59,100)	—
Dividends declared on preferred stock	—	—	—	—	—	(5,907)	—	—	(5,907)	—
Distributions in excess of earnings	—	—	—	—	(62,117)	62,117	—	—	—	—
Balance as of March 31, 2016	$213,864	$130,000	72,873,532	$729	$3,529,660	$—	$(8,533)	$307,353	$4,173,073	$14,218

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$9,966	$25,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,866	58,920
Impairment of real estate	28,980	14,510
Equity in losses (earnings) of unconsolidated real estate joint ventures	397	(574)
Distributions of earnings from unconsolidated real estate joint ventures	98	491
Amortization of loan fees	2,760	2,834
Amortization of debt premiums	(86)	(82)
Amortization of acquired below-market leases	(974)	(933)
Deferred rent	(12,138)	(9,901)
Stock compensation expense	5,439	3,690
Investment gains	(5,891)	(5,937)
Investment losses	1,782	2,225
Changes in operating assets and liabilities:
Restricted cash	671	(51)
Tenant receivables	521	(102)
Deferred leasing costs	(7,083)	(7,131)
Other assets	(2,525)	(3,247)
Accounts payable, accrued expenses, and tenant security deposits	8,999	27,121
Net cash provided by operating activities	101,782	106,841

Investing Activities
Proceeds from sales of real estate	—	67,616
Additions to real estate	(159,501)	(104,632)
Purchase of real estate	—	(93,938)
Deposits for investing activities	—	(28,000)
Investments in unconsolidated real estate joint ventures	(449)	(2,539)
Additions to investments	(22,085)	(15,118)
Sales of investments	10,913	2,345
Repayment of notes receivable	—	4,214
Net cash used in investing activities	$(171,122)	$(170,052)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2016	2015
Financing Activities
Borrowings from secured notes payable	$64,922	$29,585
Repayments of borrowings from secured notes payable	(58,657)	(7,934)
Borrowings from unsecured senior line of credit	555,000	167,000
Repayments of borrowings from unsecured senior line of credit	(407,000)	(50,000)
Change in restricted cash related to financing activities	8,316	(1,369)
Payment of loan fees	(377)	(563)
Redemption of Series D cumulative convertible preferred stock	(25,618)	—
Proceeds from the issuance of common stock	25,278	—
Dividends on common stock	(56,490)	(53,295)
Dividends on preferred stock	(6,247)	(6,247)
Financing costs paid for sales of noncontrolling interests	(6,420)	—
Contributions by noncontrolling interests	—	340
Distributions to noncontrolling interests	(1,927)	(9,846)
Net cash provided by financing activities	90,780	67,671

Effect of foreign exchange rate changes on cash and cash equivalents	(341)	170

Net increase in cash and cash equivalents	21,099	4,630
Cash and cash equivalents as of the beginning of period	125,098	86,011
Cash and cash equivalents as of the end of period	$146,197	$90,641

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$14,068	$15,514

Non-Cash Investing Activities
Change in accrued construction	$29,197	$7,249
Assumption of secured notes payable in connection with purchase of real estate	$—	$(82,000)

Non-Cash Financing Activities
Payable for purchase of noncontrolling interest	$—	$(113,967)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Background

As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc., and its consolidated subsidiaries.

Alexandria Real Estate Equities, Inc. (NYSE:ARE), is an urban office REIT uniquely focused on world-class collaborative science and technology campuses in AAA innovation cluster locations with a total market capitalization of $11.1 billion and an asset base in North America of 24.5 million square feet as of March 31, 2016. The asset base in North America includes 18.9 million RSF of operating properties and development and redevelopment projects (under construction or pre-construction), as well as an additional 5.6 million square feet of future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a dominant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse tenant base, with approximately 52% of total ABR as of March 31, 2016, generated from investment-grade tenants – a REIT industry-leading percentage. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide its innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria, please visit www.are.com.

Our asset base (including consolidated and unconsolidated real estate joint ventures) consisted of the following, as of March 31, 2016:

Square Feet (unaudited)
North America:
Operating properties	15,400,619
Projects under construction or pre-construction:
Projects to be delivered by 4Q16	1,465,977
Projects to be delivered in 2017 and 2018	2,036,828
Development and redevelopment projects	3,502,805
Operating properties, including development and redevelopment projects	18,903,424
Future value-creation projects	5,606,435
Value-creation pipeline	9,109,240
Total - North America	24,509,859

Asia:
Operating properties	1,200,683
Land parcels	(1)
Asia	1,200,683

(1)	Aggregating 196 acres.

As of March 31, 2016:

•	Investment-grade tenants represented approximately 52% of our total ABR;

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

Any references to the number of buildings, square footage, number of leases, occupancy, ABR, yield on cost, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited and outside the scope of our independent registered public accounting firm’s review of our interim consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

2.	Basis of presentation and summary of significant accounting policies

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

Basis of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform to current-period presentation.

Consolidation

On an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly owned by us, under the consolidation guidance, first under the variable interest model, then under the voting model. Our evaluation considers all of our variable interests, including equity ownership, as well as fees paid to us for our involvement in the management of each partially owned entity. The variable interest model applies to entities that meet both of the following criteria:

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

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest. Equity holders meet this criterion if they lack any of the following:

•	The power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance, as evidenced by:

•	Substantive participating rights in day-to-day management of the entity’s activities; or

•	Substantive kick-out rights over the party responsible for significant decisions

•	The obligation to absorb the entity’s expected losses; and

•	The right to receive the entity’s expected residual returns.

Once we consider the sufficiency of equity and voting rights of each legal entity, we then evaluate the characteristics of the equity holders’ interests, as a group, to see if they qualify as controlling financial interests. Our real estate joint ventures consist of limited partnerships or limited liability companies. For entities structured as limited partnerships or limited liability companies, our evaluation of whether the equity holders (equity partners other than us in each of our real estate joint ventures) lack the characteristics of a controlling financial interest includes the determination of whether the limited partners or non-managing members (the noncontrolling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

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

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits – that is, (i) we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power), and (ii) we have the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 3 – “Investments in Real Estate” for information on specific real estate joint ventures that qualify as VIEs. If we have a variable interest in a VIE but we are not the primary beneficiary, we account for our investment using the equity method of accounting.

Voting model

If a legal entity fails to meet any of the three characteristics of a VIE (insufficiency of equity, non-substantive voting rights, or lack of controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares, and we determine that other equity holders do not have substantive participating rights. Refer to Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for further information on our unconsolidated real estate joint ventures that qualify for evaluation under the voting model.

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

Investments in real estate and properties classified as held for sale

We recognize real estate acquired (including the intangible value of above- or below-market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date. If there is a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term of an in-place lease, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider its impact in determining the intangible value of such lease and its related amortization period. The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. Acquisition-related costs related to the acquisition of businesses, including real estate acquired with in-place leases, are expensed as incurred.

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements, an estimated life of up to 20 years for land improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment. The values of acquired above- and below-market leases are amortized over the terms of the related leases and recognized as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The values of acquired above- and below-market ground leases are amortized over the terms of the related ground leases and recognized as either an increase (for below-market ground leases) or a decrease (for above-market ground leases) to rental operating expense. The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.

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

A property is classified as held for sale when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation of assets ceases upon designation of a property as held for sale.

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

We use the held for sale impairment model for our properties classified as held for sale. The held for sale impairment model is different from the held for use impairment model. Under the held for sale impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held for use to require the recognition of an impairment charge upon classification as held for sale. Refer to Note 14 – “Assets Classified as Held for Sale” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities and limited partnerships primarily involved in the science and technology industries. All of our equity investments in actively traded public companies are considered available-for-sale and are reflected in the accompanying consolidated balance sheets at fair value. Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of comprehensive income. The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income. Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities require accounting under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%. As of March 31, 2016, and December 31, 2015, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

Recognition of rental income and tenant recoveries

Rental income from leases is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as income, and expected to be received in later years as deferred rent in the accompanying consolidated balance sheets. Amounts received currently but recognized as income in future years are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental income at the date the property is ready for its intended use and the tenant takes possession or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from tenants. Tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent. As of March 31, 2016, and December 31, 2015, we had no allowance for uncollectible tenant receivables and deferred rent.

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

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its shareholders annually and meets certain other conditions is not subject to federal income taxes but could be subject to certain state and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for 2010-2014 calendar years.

Other income

The following is a summary of other income in the accompanying consolidated statements of income for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Management fee income	$253	$554
Interest and other income	854	485
Investment income	4,109	3,712
Total other income	$5,216	$4,751

2.	Basis of presentation and summary of significant accounting policies (continued)

Recent accounting pronouncements

On January 1, 2016, we adopted an ASU that requires debt issuance costs, excluding debt issuance costs associated with a line of credit, to be classified in our consolidated balance sheet as a direct deduction from the face amount of the related debt. We were required to apply this ASU retrospectively to all prior periods. As a result of adopting the ASU, unamortized deferred financing costs aggregating $30.1 million as of January 1, 2016, were classified with the corresponding debt instrument appearing on our consolidated balance sheet, and deferred financing costs related to our unsecured senior line of credit, aggregating $11.9 million as of January 1, 2016, were classified in other assets. The ASU was applied retrospectively to all prior periods presented in the financial statements. The adoption of this ASU has no impact on our consolidated statement of income.

In January 2016, the FASB issued an ASU that amended the accounting for equity investments and the presentation and disclosure requirements for financial instruments. The ASU requires equity investments that have a readily determinable fair value (except those accounted for under the equity method of accounting or that result in consolidation) to be measured at fair value with the changes in fair value recognized in earnings. Available-for-sale equity securities that under current GAAP require the recognition of unrealized gains and losses in other comprehensive income will no longer be permitted. An election will be available to measure equity investments without a readily determinable fair value at cost less impairments, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Changes in the carrying value from this measurement will also be reported in current earnings. A cumulative-effect adjustment will be recorded to the beginning balance of retained earnings in the reporting period in which the guidance is adopted. The update is effective for fiscal years beginning after December 15, 2017. As of March 31, 2016, we had $63.2 million of net unrealized gains related to our available-for-sale equity investments in publicly traded companies included in accumulated other comprehensive loss on our consolidated statements of comprehensive income.

In February 2016, the FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. The ASU is expected to impact our consolidated financial statements as we have certain operating ground lease arrangements for which we are the lessee. As of March 31, 2016, the remaining contractual payments under our ground lease agreements aggregated $611.4 million. The ASU supersedes previous leasing standards. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact that the adoption of the ASU will have on our consolidated financial statements.

In March 2016, the FASB issued an ASU, which further clarifies an ASU on revenue from contracts with customers issued in 2014 that outlined revenue recognition for revenue arising from contracts with customers. The core principle is that entities will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in such exchange. Leases are specifically excluded from the ASU on revenue from contracts with customers and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The ASUs are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently assessing the potential impact the adoption of these ASUs will have on our consolidated financial statements.

3.	Investments in real estate

Our consolidated investments in real estate consisted of the following as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
North America:
Land (related to rental properties)	$661,881	$677,649
Buildings and building improvements	6,608,884	6,644,634
Other improvements	288,961	260,605
Rental properties – North America	7,559,726	7,582,888

Development and redevelopment projects (under construction or pre-construction)	1,106,138	917,706
Future value-creation projects – North America	234,142	206,939
Value-creation pipeline – North America	1,340,280	1,124,645

Gross investments in real estate – North America	8,900,006	8,707,533

Gross investments in real estate – Asia	218,052	237,728

Gross investments in real estate	9,118,058	8,945,261
Less: accumulated depreciation	(1,376,592)	(1,315,339)
Investments in real estate	$7,741,466	$7,629,922

Refer to the section titled “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to our unaudited consolidated financial statements under Item 1 of this report.

Investments in consolidated real estate joint ventures

We own partial interests in the following Class A properties: (i) 30% interest in 225 Binney Street in our Cambridge submarket, (ii) 50.1% interest in 1500 Owens Street in our Mission Bay/SoMa submarket, and (iii) 60% interest in 409/499 Illinois Street in our Mission Bay/SoMa submarket. In each case, our joint venture partner, a high-quality institutional investor, is a non-managing member that owns the remaining interest of each legal entity that wholly owns each respective property. Under each of these real estate joint venture arrangements, we are the managing member and earn a management fee for continuing to manage the day-to-day operations of each property.

Based on the analysis detailed in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies,” the institutional investor, as the non-managing member of these joint ventures, lacks the characteristics of a controlling financial interest in each of the joint ventures, including 225 Binney Street, because it does not have substantive kick-out rights or substantive participating rights. Therefore, the joint ventures meet the criteria to be considered VIEs and, therefore, are evaluated for consolidation under the VIE model.

After determining these joint ventures are VIEs, we determined that we are the primary beneficiary of each real estate joint venture, as, in our capacity as managing member, we have the power to make decisions that most significantly impact operations and economic performance of the joint ventures. In addition, through our investment in each joint venture, we have the right to receive benefits and participate in losses that can be significant to the VIEs. Since we are the primary beneficiary of each joint venture, we consolidate each entity.

3.	Investments in real estate (continued)

The following table summarizes the balance sheet information of our consolidated VIEs as of March 31, 2016 (in thousands):

	March 31, 2016
	Consolidated Real Estate Joint Ventures at 100%
	225 Binney Street	1500 Owens Street	409/499 Illinois Street
Investments in real estate	$162,484	$82,121	$360,224
Cash and cash equivalents	4,956	3,077	9,234
Other assets	6,968	6,376	23,820
Total assets	$174,408	$91,574	$393,278

Secured notes payable	$—	$—	$—
Other liabilities	3,872	11,288	29,311
Total liabilities	3,872	11,288	29,311
Alexandria Real Estate Equities, Inc.’s share of equity	51,161	40,223	218,380
Noncontrolling interests share of equity	119,375	40,063	145,587
Total liabilities and equity	$174,408	$91,574	$393,278

There are no creditors or other partners of our consolidated VIEs who have recourse to our general credit. Our maximum exposure to all our VIEs is limited to our variable interests in each VIE.

Development and redevelopment projects under construction

As of March 31, 2016, we had 11 ground-up development projects, including two unconsolidated real estate joint venture development projects, and four redevelopment projects under construction in North America. The projects at completion will aggregate 4.2 million RSF, of which 721,349 RSF has been completed and was in service as of March 31, 2016.

Future value-creation projects

Future value-creation projects represent land held for future development or land undergoing predevelopment activities. If land is undergoing predevelopment activities prior to commencement of construction of aboveground building improvements, we capitalize project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. For all other land (that we plan to develop in the future, but for which, as of each period presented, no construction or predevelopment activities were ongoing), interest, property taxes, insurance, and other costs are expensed as incurred. As of March 31, 2016, we had $234.1 million of future value-creation projects supporting an aggregate of 5.6 million square feet of ground-up development in North America.

4.	Investments in unconsolidated real estate joint ventures

360 Longwood Avenue

We are currently developing a building aggregating 413,799 RSF in our Longwood Medical Area submarket of the Greater Boston market. The cost at completion for this real estate project is expected to be approximately $350 million. As of March 31, 2016, we had 262,367 RSF, or 63% of the project, leased and in service. The real estate joint venture has a non-recourse, secured construction loan with commitments aggregating $213.2 million, of which $180.4 million was outstanding as of March 31, 2016. The amount of $180.0 million classified as secured note payable as of March 31, 2016, consist of $180.4 million of face value of the secured note payable net of $470 thousand of unamortized deferred financing costs. The remaining cost to complete the development is expected to be funded primarily from the remaining commitments of $32.8 million under the secured construction loan. The secured construction loan bears interest at a fixed rate of 5.25% for approximately $175.2 million of the total aggregate commitments, and bears interest at a floating interest rate of LIBOR+3.75%, with a floor of 5.25%, for approximately $38.0 million of the total aggregate commitments. The maturity date of the loan is April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions. We have a 27.5% effective interest in this real estate joint venture. Our equity investment in this real estate joint venture was $50.1 million as of March 31, 2016.

1455/1515 Third Street

We have a real estate joint venture with Uber Technologies, Inc. (“Uber”), for the development of two buildings aggregating 422,980 RSF at 1455/1515 Third Street in our Mission Bay/SoMa submarket of the San Francisco market. We have a 51% interest, and Uber has a 49% interest, in this real estate joint venture. The project is 100% leased to Uber for a 15-year term. Our equity investment in the real estate joint venture aggregated $77.0 million as of March 31, 2016.

As described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies,” we evaluate each of our unconsolidated real estate joint ventures, which are limited liability companies, using the consolidation guidance under the variable interest model first, and then under the voting model if the entity is not a VIE. We evaluated our 360 Longwood Avenue joint venture (27.5% interest held by the Company) and our 1455/1515 Third Street joint venture (51% interest held by the Company) under the variable interest model, based upon the following characteristics of a VIE:

1)	The entity does not have sufficient equity to finance its activities without additional subordinated financial support.

•	360 Longwood Avenue – This entity has significant equity and non-recourse financing in place to fund the remainder of the development.

•	1455/1515 Third Street – This entity has significant equity, and non-recourse financing is available to fund the remainder of the development.

2)	The entity is established with non-substantive voting rights.

•
360 Longwood Avenue – Our 27.5% economic interest in 360 Longwood Avenue consists of an interest in a real estate joint venture with a development partner. The joint venture with our development partner holds an interest in the property with an institutional investor. Our development partner is responsible for day-to-day management of construction and development activities, and we are responsible for day-to-day administrative operations of components of the property once they are placed into service following development completion. At the property level, all major decisions (including the development plan, annual budget, leasing plan, and financing plan) require approval of all three investors. Although voting rights within the structure are disproportionate to the members’ economic interests, the activities of the ventures are conducted on behalf of all members, and therefore, the voting rights, while disproportionate, are substantive.

•
1455/1515 Third Street – We hold a 51% economic interest in this real estate joint venture, and our joint venture partner holds a 49% economic interest. However, both members are required to approve major decisions, resulting in equal voting rights. Although voting rights within the structure are disproportionate to the members’ economic interests, the activities of the ventures are conducted on behalf of both members, and therefore, the voting rights, while disproportionate, are substantive.

4.	Investments in unconsolidated real estate joint ventures (continued)

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest, as evidenced by lack of substantive kick-out rights or substantive participating rights.

•
360 Longwood Avenue – The other members have significant participating rights, including day-to-day management of development activities and participation in decisions related to the operations of the property.

•
1455/1515 Third Street – Our joint venture partner has significant participating rights, including joint decision making for the design of the project, overall development costs, future potential financing and operating activities of the joint venture, and disposal of the assets held by the joint venture.

Since the joint ventures do not meet the VIE criteria, we determined that these entities do not qualify for evaluation under the VIE model. Therefore, we evaluate each of these joint ventures under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares, and we determine that noncontrolling equity holders do not have substantive participating rights.

For our 360 Longwood Avenue joint venture, our interest is limited to 27.5%, and since we do not have other contractual rights, we account for this joint venture under the equity method of accounting.

For our 1455/1515 Third Street joint venture, both members have substantive participating rights, and therefore, we also account for this joint venture under the equity method of accounting.

5.	Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities and limited partnerships primarily involved in the science and technology industries. All of our equity investments in actively traded public companies are considered available-for-sale and are reflected in the accompanying consolidated balance sheets at fair value. Our investments in privately held entities are primarily accounted for under the cost method.

Investments in available-for-sale equity securities with gross unrealized losses as of March 31, 2016, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary. Accordingly, there are no other-than-temporary impairments in accumulated other comprehensive income related to available-for-sale equity securities as of March 31, 2016, or December 31, 2015.

The following table summarizes our investments as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Available-for-sale equity securities, cost basis	$22,237	$20,022
Unrealized gains	65,069	118,392
Unrealized losses	(1,919)	(793)
Available-for-sale equity securities, at fair value	85,387	137,621
Investments accounted for under cost method	230,776	215,844
Total investments	$316,163	$353,465

The following table outlines our investment income, which is classified in other income in the accompanying consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2016	2015
Investment gains	$5,891	$5,937
Investment losses	(1,782)	(2,225)
Investment income	$4,109	$3,712

6.	Other assets

The following table summarizes the components of other assets as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Acquired below-market ground leases	$13,085	$13,142
Acquired in-place leases	26,860	27,997
Deferred compensation plan	8,547	8,489
Deferred financing costs – unsecured senior line of credit	10,916	11,909
Deposits	8,570	3,713
Furniture, fixtures, and equipment, net	14,185	13,682
Interest rate swap assets	25	596
Notes receivable	16,672	16,630
Prepaid expenses	10,305	17,651
Other assets	20,950	19,503
Total	$130,115	$133,312

7.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) significant other observable inputs, and (iii) significant unobservable inputs. Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2016 and 2015.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2016, and December 31, 2015 (in thousands):

		March 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$85,387	$85,387	$—	$—
Interest rate swap agreements	$25	$—	$25	$—
Liabilities:
Interest rate swap agreements	$10,546	$—	$10,546	$—

7.	Fair value measurements (continued)

		December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$137,621	$137,621	$—	$—
Interest rate swap agreements	$596	$—	$596	$—
Liabilities:
Interest rate swap agreements	$4,314	$—	$4,314	$—

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value. Our available-for-sale equity securities and our interest rate swap agreements have been recognized at fair value. Refer to Note 5 – “Investments” and Note 9 – “Interest Rate Swap Agreements” in our unaudited consolidated financial statements under Item 1 of this report for further details. The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely accepted valuation techniques, including discounted cash flow analyses of significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of March 31, 2016, and December 31, 2015, the book and estimated fair values of our available-for-sale equity securities, interest rate swap agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Available-for-sale equity securities	$85,387	$85,387	$137,621	$137,621
Interest rate swap agreements	$25	$25	$596	$596

Liabilities:
Interest rate swap agreements	$10,546	$10,546	$4,314	$4,314
Secured notes payable	$816,578	$846,915	$809,818	$832,342
Unsecured senior notes payable	$2,031,284	$2,113,185	$2,030,631	$2,059,855
Unsecured senior line of credit	$299,000	$300,428	$151,000	$151,450
Unsecured senior bank term loans	$944,637	$957,490	$944,243	$951,098

Nonrecurring fair value measurements

Refer to the section titled “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to our unaudited consolidated financial statements under Item 1 of this report.

8.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of March 31, 2016 (dollars in thousands):

	Fixed-Rate/Hedged Variable Rate	Unhedged Variable Rate			Weighted-Average
			Total		Interest	Remaining Term (in years)
			Consolidated (1)	Percentage	Rate (2)
Secured notes payable	$359,935	$456,643	$816,578	20.0%	3.90%	2.6
Unsecured senior notes payable	2,031,284	—	2,031,284	49.6	4.14	7.5
$1.5 billion unsecured senior line of credit	150,000	149,000	299,000	7.3	1.77	2.8
2019 Unsecured Senior Bank Term Loan	597,035	—	597,035	14.6	1.88	2.8
2021 Unsecured Senior Bank Term Loan	347,602	—	347,602	8.5	1.74	4.8
Total/weighted average	$3,485,856	$605,643	$4,091,499	100.0%	3.39%	5.2
Percentage of total debt	85%	15%	100%

(1)	In accordance with the ASU adopted in January 2016 as discussed in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies.”

(2)	Represents the weighted-average interest rate as of the end of the period plus the impact of debt premiums/discounts, interest rate swap agreements, and deferred financing costs.

8.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal payments as of March 31, 2016 (dollars in thousands):

	Stated Rate		Weighted-Average Interest Rate(1)	Maturity		Principal Payments Remaining for the Periods Ending December 31,							Unamortized Premium/(Discount), (Deferred Financing Costs)
Debt				Date (2)		2016	2017	2018	2019	2020	Thereafter	Principal		Total
Secured notes payable
San Francisco	6.35%		6.64%	(3)		$126,020	$—	$—	$—	$—	$—	$126,020	$(34)	$125,986
San Francisco	L+1.50		2.83	(3)		47,821	—	—	—	—	—	47,821	(104)	47,717
Maryland	2.44		2.91	1/20/17		—	76,000	—	—	—	—	76,000	(208)	75,792
Greater Boston	L+1.35		2.00	8/23/17	(4)	—	188,120	—	—	—	—	188,120	(1,857)	186,263
Greater Boston	L+1.50		1.85	1/28/19	(5)	—	—	—	150,162	—	—	150,162	(3,291)	146,871
San Diego, Seattle, and Maryland	7.75		8.07	4/1/20		1,285	1,832	1,979	2,138	104,352	—	111,586	(1,336)	110,250
San Diego	4.66		4.92	1/1/23		1,103	1,540	1,614	1,692	1,770	29,904	37,623	(444)	37,179
Greater Boston	3.93		3.18	3/10/23		—	—	1,091	1,505	1,566	77,838	82,000	3,708	85,708
San Francisco	6.50		6.64	7/1/36		19	20	22	23	25	703	812	—	812
Weighted-average interest rate/subtotal	3.83%		3.90			176,248	267,512	4,706	155,520	107,713	108,445	820,144	(3,566)	816,578

$1.5 billion unsecured senior line of credit	L+1.10%	(6)	1.77	1/3/19		—	—	—	299,000	—	—	299,000	—	299,000
2019 Unsecured Senior Bank Term Loan	L+1.20%		1.88	1/3/19		—	—	—	600,000	—	—	600,000	(2,965)	597,035
2021 Unsecured Senior Bank Term Loan	L+1.10%		1.74	1/15/21		—	—	—	—	—	350,000	350,000	(2,398)	347,602
Unsecured senior notes payable	2.75%		2.95	1/15/20		—	—	—	—	400,000	—	400,000	(2,986)	397,014
Unsecured senior notes payable	4.60%		4.72	4/1/22		—	—	—	—	—	550,000	550,000	(3,886)	546,114
Unsecured senior notes payable	3.90%		4.02	6/15/23		—	—	—	—	—	500,000	500,000	(4,236)	495,764
Unsecured senior notes payable	4.30%		4.46	1/15/26		—	—	—	—	—	300,000	300,000	(4,669)	295,331
Unsecured senior notes payable	4.50%		4.58	7/30/29		—	—	—	—	—	300,000	300,000	(2,939)	297,061
Unsecured debt weighted average/subtotal			3.26			—	—	—	899,000	400,000	2,000,000	3,299,000	(24,079)	3,274,921
Weighted-average interest rate/total			3.39%			$176,248	$267,512	$4,706	$1,054,520	$507,713	$2,108,445	$4,119,144	$(27,645)	$4,091,499

Balloon payments						$173,135	$264,120	$—	$1,049,162	$503,979	$2,100,487	$4,090,883	$—	$4,090,883
Principal amortization						3,113	3,392	4,706	5,358	3,734	7,958	28,261	(27,645)	616
Total debt						$176,248	$267,512	$4,706	$1,054,520	$507,713	$2,108,445	$4,119,144	$(27,645)	$4,091,499

Fixed-rate/hedged variable-rate debt						$128,427	$3,392	$4,706	$755,358	$507,713	$2,108,445	$3,508,041	$(22,185)	$3,485,856
Unhedged variable-rate debt						47,821	264,120	—	299,162	—	—	611,103	(5,460)	605,643
Total debt						$176,248	$267,512	$4,706	$1,054,520	$507,713	$2,108,445	$4,119,144	$(27,645)	$4,091,499

(1)	Represents the weighted-average interest rate as of the end of the period plus the impact of debt premiums/discounts, interest rate swap agreements, and deferred financing costs.

(2)	Reflects any extension options that we control.

(3)
In April 2016, we repaid the $47.8 million secured note payable with an effective interest rate of 2.83%. In May 2016, we repaid the $126.0 million secured note payable with an effective interest rate of 6.64%.

(4)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

(5)	We have two, one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions.

(6)
Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate of LIBOR+1.10%. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20%, based on the aggregate commitments. Unamortized deferred financing costs related to our unsecured senior line of credit are classified in other assets and are excluded from the calculation of the weighted-average interest rate. Refer to the ASU adopted in January 2016 as described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies.”

8.	Secured and unsecured senior debt (continued)

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Gross interest	$36,954	$34,207
Capitalized interest	(12,099)	(10,971)
Interest expense	$24,855	$23,236

Repayment of secured notes payable

During the three months ended March 31, 2016, we repaid three secured notes payable aggregating $57.2 million with a weighted-average effective interest rate of 4.36%.

In April 2016, we repaid a $47.8 million secured note payable with a an effective interest rate of 2.83%.

In May 2016, we repaid a $126.0 million secured note payable with an effective interest rate of 6.64%.

Secured construction loans

The following table summarizes our secured construction loans as of March 31, 2016 (dollars in thousands):

Market	Stated Rate	Maturity Date		Outstanding Balance	Remaining Commitments	Total Aggregate Commitments
259 East Grand Avenue/San Francisco	L+1.50%	(1)		$47,821	$7,179	$55,000
75/125 Binney Street/Greater Boston	L+1.35%	8/23/17	(2)	188,120	62,280	250,400
50/60 Binney Street/Greater Boston	L+1.50%	1/28/19	(3)	150,162	199,838	350,000
				$386,103	$269,297	$655,400

(1)	In April 2016, we repaid this secured note payable with an effective interest rate of 2.83%.

(2)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

(3)	We have two, one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions.

During April 2016, we executed the following secured construction loan for our development project at 100 Binney Street, located in our Cambridge submarket (dollars in thousands):

Market	Stated Rate	Maturity Date		Outstanding Balance	Remaining Commitments	Total Aggregate Commitments
100 Binney Street/Greater Boston	L+2.00%	4/20/19	(1)	$—	$304,281	$304,281

(1)	We have two, one-year options to extend the stated maturity date to April 20, 2021, subject to certain conditions.

9.	Interest rate swap agreements

We use interest rate swap agreements to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our unsecured senior line of credit, unsecured senior bank term loans, and secured notes payable. The ineffective portion of the change in fair value of our interest rate swap agreements is required to be recognized directly in earnings. During the three months ended March 31, 2016 and 2015, our interest rate swap agreements were 100% effective; as a result, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate swap agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income (loss). Amounts classified in accumulated other comprehensive income (loss) are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $5.8 million in accumulated other comprehensive income (loss) to earnings as an increase to interest expense. As of March 31, 2016, and December 31, 2015, the fair values of our interest rate swap agreements aggregating an asset balance were classified in other assets, and those aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 7 – “Fair Value Measurements” to our unaudited consolidated financial statements under Item 1 of this report. Under our interest rate swap agreements, we have no collateral posting requirements.

The Company has agreements with certain of its derivative counterparties that contain a provision wherein (i) the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness; or (ii) if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company had breached any of these provisions as of March 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of $10.6 million.

We had the following outstanding interest rate swap agreements that were designated as cash flow hedges of interest rate risk as of March 31, 2016 (dollars in thousands):

		Number of Contracts	Weighted-Average Interest Pay Rate(1)	Fair Value as of 3/31/16		Notional Amount in Effect as of
Effective Date	Maturity Date					3/31/16	12/31/16	12/31/17	12/31/18
September 1, 2015	March 31, 2017	2	0.57%	$(5)		$100,000	$100,000	$—	$—
March 31, 2016	March 31, 2017	11	1.15%	(5,830)		1,000,000	1,000,000	—	—
March 31, 2017	March 31, 2018	15	1.31%	(4,636)		—	—	900,000	—
March 29, 2018	March 31, 2019	4	1.06%	(50)		—	—	—	250,000
Total				$(10,521)	(2)	$1,100,000	$1,100,000	$900,000	$250,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin for borrowings outstanding as of March 31, 2016. Borrowings under our 2019 unsecured senior bank term loan (“2019 Unsecured Senior Bank Term Loan”) include an applicable margin of 1.20%, and borrowings outstanding under our unsecured senior line of credit and 2021 Unsecured Senior Bank Term Loan include an applicable margin of 1.10%.

(2)
This total represents the net of the fair value of interest rate swap agreements in liability position of $10.5 million and fair value of interest rate swap agreements in asset position of $25 thousand. Refer to Note 7 – “Fair Value Measurements” to our unaudited consolidated financial statements under Item 1 of this report.

10.	Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Accounts payable and accrued expenses	$266,266	$239,838
Acquired below-market leases	24,986	26,018
Conditional asset retirement obligations	5,727	5,777
Deferred rent liabilities	26,261	27,664
Interest rate swap liabilities	10,546	4,314
Unearned rent and tenant security deposits	213,072	211,605
Other liabilities(1)	81,609	74,140
Total	$628,467	$589,356

(1)
The balance as of March 31, 2016 includes a $54.0 million liability related to the second installment paid on April 1, 2016, for our acquisition of the remaining noncontrolling interest in our 1.2 million RSF campus at Alexandria Technology Square® in our Cambridge submarket. Refer to Note 15 – “Subsequent Events” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

11.	Earnings per share

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

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our 7% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) is not a participating security, and is not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings. Diluted EPS is computed using the weighted-average shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities outstanding during the period. We had no dilutive securities outstanding during the three months ended March 31, 2016 and 2015.

11.	Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Income from continuing operations	$9,966	$25,051
Net income attributable to noncontrolling interests	(4,030)	(492)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	5,936	24,559
Dividends on preferred stock	(5,907)	(6,247)
Preferred stock redemption charge	(3,046)	—
Net income attributable to unvested restricted stock awards	(801)	(483)
(Loss) income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	(3,818)	17,829
Loss from discontinued operations	—	(43)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$(3,818)	$17,786

Weighted-average shares of common stock outstanding – basic and diluted	72,584	71,366

EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$(0.05)	$0.25
Discontinued operations	—	—
EPS – basic and diluted	$(0.05)	$0.25

For purposes of calculating diluted EPS, we did not assume conversion of our Series D Convertible Preferred Stock for the three months ended March 31, 2016 and 2015, since the impact was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods. Refer to “7.00% Series D Convertible Preferred Stock redemption” in Note 12 – “Stockholders’ Equity” for further discussion of the partial redemption of our Series D Convertible Preferred Stock.

12.	Stockholders’ equity

“At the market” common stock offering program

In December 2015, we established an “at the market” common stock offering program, under which we may sell, from time to time, up to an aggregate of $450.0 million of our common stock through our various sales agents during a three-year period. During the three months ended March 31, 2016, we sold an aggregate of 293,235 shares of common stock for gross proceeds of $25.9 million, or $88.44 per share, and net proceeds of approximately $25.3 million, including commissions and other expenses of approximately $0.6 million. We used the proceeds from the sales to reduce amounts outstanding under our unsecured senior line of credit. As of March 31, 2016, the remaining amount available under our current program through the future stock sales was approximately $349.1 million.

7.00% Series D Convertible Preferred Stock redemption

During the three months ended March 31, 2016, we repurchased 931,934 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $25.6 million, or $27.49 per share. We recognized a preferred stock redemption charge of $3.0 million during the three months ended March 31, 2016, including the write-off of original issuance costs of approximately $727 thousand.

Dividends

In March 2016, we declared cash dividends on our common stock for the first quarter of 2016, aggregating $59.1 million, or $0.80 per share. Also in March 2016, we declared cash dividends on our Series D Convertible Preferred Stock for the first quarter of 2016, aggregating approximately $3.8 million, or $0.4375 per share. Additionally, we declared cash dividends on our Series E cumulative redeemable preferred stock (“Series E Preferred Stock”) for the first quarter of 2016, aggregating approximately $2.1 million, or $0.403125 per share. In April 2016, we paid the cash dividends on our common stock, Series D Convertible Preferred Stock, and Series E Preferred Stock for the first quarter of 2016.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) attributable to Alexandria consists of the following (in thousands):

	Net Unrealized Gain on Available-for- Sale Equity Securities	Net Unrealized Loss on Interest Rate Swap Agreements	Net Unrealized Loss on Foreign Currency Translation	Total
Balance as of December 31, 2015	$117,599	$(3,718)	$(64,690)	$49,191

Other comprehensive (loss) income before reclassifications	(47,423)	(6,961)	3,528	(50,856)
Amounts reclassified from other comprehensive (income) loss	(7,026)	158	—	(6,868)
	(54,449)	(6,803)	3,528	(57,724)
Amounts attributable to noncontrolling interest	—	—	—	—
Net other comprehensive (loss) income	(54,449)	(6,803)	3,528	(57,724)

Balance as of March 31, 2016	$63,150	$(10,521)	$(61,162)	$(8,533)

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 13.8 million shares were issued and outstanding as of March 31, 2016. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of March 31, 2016.

13.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned eight projects as of March 31, 2016, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

During the three months ended March 31, 2015, we executed an agreement to purchase the outstanding 10% noncontrolling interest in our 1.2 million RSF campus at Alexandria Technology Square® in our Cambridge submarket for $108.3 million. The first installment of $54.3 million was paid on April 1, 2015, and the second installment of $54.0 million was paid on April 1, 2016. The final payment was recorded as a reduction of the noncontrolling interest purchase liability which was established upon execution of the purchase agreement.

The following table represents income from continuing operations and discontinued operations attributable to Alexandria Real Estate Equities, Inc., for the three months ended March 31, 2016 and 2015, excluding the amounts attributable to these noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2016	2015
Income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$5,936	$24,559
Loss from discontinued operations	—	(43)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$5,936	$24,516

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

14.	Assets classified as held for sale

As of March 31, 2016, three operating properties in North America with an aggregate 161,690 RSF and two land parcels in India with an aggregate 28 acres of land were classified as held for sale, none of which met the criteria for classification as a discontinued operation in our consolidated financial statements.

Assets located in North America

The following is a summary of net assets held for sale in North America as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Total assets	$19,356	$19,083
Total liabilities	—	—
Net assets classified as held for sale – North America	$19,356	$19,083

The following is a summary of the income included in our income from continuing operations for the three months ended March 31, 2016 and 2015, from assets classified as held for sale, not qualifying as discontinued operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Total revenues	$1,003	$1,671
Operating expenses	(359)	(560)
Total revenues less operating expenses	644	1,111
Depreciation expense	(105)	(335)
Income from assets classified as held for sale – North America (1)	$539	$776

(1)
Includes the results of operations of three properties with an aggregate 161,690 RSF that were classified as held for sale as of March 31, 2016, and four properties with an aggregate 279,733 RSF that were sold subsequent to three months ended March 31, 2015. These properties did not qualify for classification as discontinued operations. For additional information, refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report.

Assets located in Asia

As of March 31, 2016, we had eight operating properties aggregating 1.2 million RSF with an average occupancy of 70.2% located in our China and India submarkets. Our properties located in Asia included four completed development projects, three completed redevelopement projects, and one property that was acquired in a sale/leaseback transaction. Several of our properties located in Asia were recently developed/redeveloped over the past few years, including one building which is substantially fully leased to Novartis AG and GlaxoSmithKline plc and had a yield on cost of 10.9% for the three months ended March 31, 2016, on an annualized basis. Key tenants at these operating properties include Novartis AG, GlaxoSmithKline plc, and Emerson Electric Company. In addition, as of March 31, 2016, we had land parcels in India that we held for future ground-up development consisting of 168 acres. As of December 31, 2015, and March 31, 2016, all our investments in Asia were classified as held for use, except for two land parcels in India, which were classified as held for sale as of March 31, 2016. As of December 31, 2015, and March 31, 2016, we concluded that all our investments that were classified as held for use were recoverable under the held for use model as the projected probability-weighted undiscounted cash flows from each operating property and land parcel exceeded our net book value, including our projected costs to complete or develop each land parcel.

14.	Assets classified as held for sale (continued)

Held for sale land parcels in India as of March 31, 2016

On March 31, 2016, we evaluated two separate potential transactions to sell land parcels in our India submarket aggregating 28 acres. We determined that these land parcels met the criteria for classification as held for sale including, among others, the following: (i) management having the authority committed to sell the real estate, and (ii) the sale was probable within one year. Upon classification as held for sale, we recognized an impairment charge of $29.0 million, to lower the carrying amount of the real estate to its estimated fair value less cost to sell of approximately $10.2 million. In determining the carrying amount for evaluating the real estate for impairment, we considered our net book value, cost to sell, and a $10.6 million cumulative foreign currency translation loss that will be reclassified to net income when realized upon sale or disposition. As of March 31, 2016, we only had one binding sale agreement related to one land parcel. This land parcel was sold on May 2, 2016, at no gain or loss.
Subsequent event – remaining real estate holdings in Asia

On April 22, 2016, we decided to monetize our remaining real estate investments located in Asia in order to invest capital into our highly leased value-creation pipeline. We determined that these investments met the criteria for classification as held for sale when we achieved the following, among other criteria: (i) committed to sell all of our real estate investments in Asia, (ii) obtained approval from our Board of Directors, and (iii) determined that the sale of each property/land parcel was probable within one year. Upon classification as held for sale, we recognized an impairment charge of $153.0 million in April 2016 related to our remaining real estate investments located in Asia, to lower the carrying costs of the real estate to its estimated fair value less cost to sell. In determining the carrying amount for evaluating the real estate for impairment, we considered our net book value, cost to sell, and a $40.2 million cumulative foreign currency translation loss that will be reclassified to net income when realized upon sale or disposition.

Fair value and estimated sales proceeds

The fair value considered in our impairment of each investment was determined based on the following: (i) a contractual sales price for one parcel, (ii) preliminary non-binding letters of intent, (iii) significant other observable inputs, including the consideration of certain local government land acquisition programs, and (iv) discounted cash flow analyses. We expect total sales from Asia to generate approximately $104.4 million of proceeds after disposition costs. We believe our real estate investments in Asia will be monetized in several separate transactions over the next 12 months.

The following is a summary of net assets and operating information of our real estate investments in Asia, including (i) two land parcels aggregating 28 acres that were classified as held for sale as of March 31, 2016, and (ii) eight operating properties aggregating 1.2 million RSF and land parcels aggregating 168 acres, which met the criteria for classification as held for sale in late April 2016 (in thousands):

	March 31, 2016	December 31, 2015
Total assets	$220,424	$247,560
Total liabilities	(12,866)	(11,566)
Total accumulated other comprehensive loss (1)	49,787	49,838
Net assets located in Asia as of March 31, 2016 (2)	$257,345	$285,832
Impairment recognized in April 2016	(152,968)
Net assets located in Asia after impairment recognized in April 2016 (3)	$104,377

(1)
Represents the cumulative foreign currency translation losses of $52.6 million and gains of $1.8 million related to our investments located in our India and China submarkets, respectively, that will be reclassified to net income only when realized upon sale or disposition.

(2)
This amount includes a $29.0 million impairment charge we recognized in March 2016, for two land parcels that met the criteria for classification as held for sale. The estimated sales price of these two land parcels is approximately $11.9 million.

(3)	Represents estimated sales price of $113.0 million less costs to sell.

14.	Assets classified as held for sale (continued)

	Three Months Ended March 31,
(In thousands)	2016	2015
Total revenues	$3,219	$2,823
Operating expenses	(2,588)	(1,754)
	631	1,069
General and administrative expense	(684)	(1,374)
	(53)	(305)
Depreciation expense	(2,248)	(2,125)
Impairment of real estate (1)	(28,980)	(14,510)
Net loss related to real estate located in Asia	$(31,281)	$(16,940)

(1)
Represents the impairment charge we recognized in March 2016, for two land parcels in India that met the criteria for classification as held for sale. The estimated sales price of these two land parcels is approximately $11.9 million.

Discontinued operations

In late April 2016, we evaluated whether our real estate investments in Asia met the criteria for classification as discontinued operations, including, among others: (i) if the properties meet the held for sale criteria, and (ii) if the sale of these assets represents a strategic shift that has or will have a major effect on our operations and financial results. In our assessment, we considered, among other factors, that our total revenue from properties located in Asia was approximately $3.2 million, or 1.5% of our total consolidated revenues of $216.1 million, for the three months ended March 31, 2016. We also noted total assets related to our investment in Asia were approximately $220.4 million, or 2.5% of our total assets of $9.0 billion, as of March 31, 2016. Consequently, we concluded that the monetization of our real estate investments in Asia did not represent a strategic shift that will have a major effect in our operations and financial results and therefore did not meet the criteria for classification as discontinued operations.

15.	Subsequent events

16020 Industrial Drive

In April 2016, we completed the sale of a 71,000 RSF R&D/warehouse property, located at 16020 Industrial Drive in Maryland for approximately $6.4 million with no gain or loss.

Remaining real estate holdings in Asia

In April 2016, we determined that our remaining real estate investments in Asia met the criteria for classification as held for sale. Upon classification as held for sale, we recognized an impairment charge related to our remaining Asia real estate holdings. For additional information, refer to the section titled “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to our accompanying unaudited consolidated financial statements under Item 1 of this report.

Secured construction loans

In April 2016, we closed a secured construction loan for our development project at 100 Binney Street in our Cambridge submarket. For additional information, refer to Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our secured construction loans.

Repayment of secured notes payable

In April and May 2016, we repaid two secured notes payable. For additional information, refer to Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our secured construction loans.

Purchase of noncontrolling interest

In April 2016, we completed the purchase of the remaining outstanding noncontrolling interest in our campus at Alexandria Technology Square® in our Cambridge submarket. For additional information, refer to Note 13 – “Noncontrolling Interests” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our secured construction loans.

16.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015, the condensed consolidating statements of income and comprehensive income for the three months ended March 31, 2016 and 2015, and the condensed consolidating statements of cash flows for the three months ended March 31, 2016 and 2015, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc., on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of March 31, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$7,741,466	$—	$7,741,466
Investments in unconsolidated real estate JVs	—	—	127,165	—	127,165
Cash and cash equivalents	34,027	—	112,170	—	146,197
Restricted cash	81	—	14,804	—	14,885
Tenant receivables	—	—	9,979	—	9,979
Deferred rent	—	—	293,144	—	293,144
Deferred leasing costs	—	—	192,418	—	192,418
Investments	—	4,687	311,476	—	316,163
Investments in and advances to affiliates	7,253,538	6,584,962	134,034	(13,972,534)	—
Other assets	35,367	—	94,748	—	130,115
Total assets	$7,323,013	$6,589,649	$9,031,404	$(13,972,534)	$8,971,532
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$816,578	$—	$816,578
Unsecured senior notes payable	2,031,284	—	—	—	2,031,284
Unsecured senior line of credit	299,000	—	—	—	299,000
Unsecured senior bank term loans	944,637	—	—	—	944,637
Accounts payable, accrued expenses, and tenant security deposits	118,384	—	510,083	—	628,467
Dividends payable	63,988	—	287	—	64,275
Total liabilities	3,457,293	—	1,326,948	—	4,784,241
Redeemable noncontrolling interests	—	—	14,218	—	14,218
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,865,720	6,589,649	7,382,885	(13,972,534)	3,865,720
Noncontrolling interests	—	—	307,353	—	307,353
Total equity	3,865,720	6,589,649	7,690,238	(13,972,534)	4,173,073
Total liabilities, noncontrolling interests, and equity	$7,323,013	$6,589,649	$9,031,404	$(13,972,534)	$8,971,532

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$7,629,922	$—	$7,629,922
Investments in unconsolidated real estate JVs	—	—	127,212	—	127,212
Cash and cash equivalents	31,982	—	93,116	—	125,098
Restricted cash	91	—	28,781	—	28,872
Tenant receivables	—	—	10,485	—	10,485
Deferred rent	—	—	280,570	—	280,570
Deferred leasing costs	—	—	192,081	—	192,081
Investments	—	4,702	348,763	—	353,465
Investments in and advances to affiliates	7,194,092	6,490,009	132,121	(13,816,222)	—
Other assets	36,808	—	96,504	—	133,312
Total assets	$7,262,973	$6,494,711	$8,939,555	$(13,816,222)	$8,881,017
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$809,818	$—	$809,818
Unsecured senior notes payable	2,030,631	—	—	—	2,030,631
Unsecured senior line of credit	151,000	—	—	—	151,000
Unsecured senior bank term loans	944,243	—	—	—	944,243
Accounts payable, accrued expenses, and tenant security deposits	100,294	—	489,062	—	589,356
Dividends payable	61,718	—	287	—	62,005
Total liabilities	3,287,886	—	1,299,167	—	4,587,053
Redeemable noncontrolling interests	—	—	14,218	—	14,218
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,975,087	6,494,711	7,321,511	(13,816,222)	3,975,087
Noncontrolling interests	—	—	304,659	—	304,659
Total equity	3,975,087	6,494,711	7,626,170	(13,816,222)	4,279,746
Total liabilities, noncontrolling interests, and equity	$7,262,973	$6,494,711	$8,939,555	$(13,816,222)	$8,881,017

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended March 31, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$158,276	$—	$158,276
Tenant recoveries	—	—	52,597	—	52,597
Other income	3,075	(4)	5,741	(3,596)	5,216
Total revenues	3,075	(4)	216,614	(3,596)	216,089

Expenses:
Rental operations	—	—	65,837	—	65,837
General and administrative	14,318	—	4,466	(3,596)	15,188
Interest	19,222	—	5,633	—	24,855
Depreciation and amortization	1,614	—	69,252	—	70,866
Impairment of real estate	—	—	28,980	—	28,980
Total expenses	35,154	—	174,168	(3,596)	205,726

Equity in loss of unconsolidated real estate JVs	—	—	(397)	—	(397)
Equity in earnings of affiliates	38,015	30,679	639	(69,333)	—
Net income	5,936	30,675	42,688	(69,333)	9,966
Net income attributable to noncontrolling interests	—	—	(4,030)	—	(4,030)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	5,936	30,675	38,658	(69,333)	5,936
Dividends on preferred stock	(5,907)	—	—	—	(5,907)
Preferred stock redemption charge	(3,046)	—	—	—	(3,046)
Net income attributable to unvested restricted stock awards	(801)	—	—	—	(801)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(3,818)	$30,675	$38,658	$(69,333)	$(3,818)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended March 31, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$143,608	$—	$143,608
Tenant recoveries	—	—	48,394	—	48,394
Other income	3,026	(41)	5,564	(3,798)	4,751
Total revenues	3,026	(41)	197,566	(3,798)	196,753

Expenses:
Rental operations	—	—	61,223	—	61,223
General and administrative	12,226	—	5,959	(3,798)	14,387
Interest	17,157	—	6,079	—	23,236
Depreciation and amortization	1,247	—	57,673	—	58,920
Impairment of real estate	—	—	14,510	—	14,510
Total expenses	30,630	—	145,444	(3,798)	172,276

Equity in earnings of unconsolidated real estate JVs	—	—	574	—	574
Equity in earnings of affiliates	52,120	45,590	917	(98,627)	—
Income from continuing operations	24,516	45,549	53,613	(98,627)	25,051
Loss from discontinued operations	—	—	(43)	—	(43)
Net income	24,516	45,549	53,570	(98,627)	25,008
Net income attributable to noncontrolling interests	—	—	(492)	—	(492)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	24,516	45,549	53,078	(98,627)	24,516
Dividends on preferred stock	(6,247)	—	—	—	(6,247)
Net income attributable to unvested restricted stock awards	(483)	—	—	—	(483)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$17,786	$45,549	$53,078	$(98,627)	$17,786

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended March 31, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$5,936	$30,675	$42,688	$(69,333)	$9,966
Other comprehensive loss:
Unrealized (losses) gains on available-for-sale equity securities:
Unrealized holding losses arising during the period	—	(23)	(47,400)	—	(47,423)
Reclassification adjustment for losses (gains) included in net income	—	11	(7,037)	—	(7,026)
Unrealized (losses) gains on available-for-sale equity securities, net	—	(12)	(54,437)	—	(54,449)

Unrealized losses on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(6,961)	—	—	—	(6,961)
Reclassification adjustment for amortization of interest expense included in net income	158	—	—	—	158
Unrealized losses on interest rate swap agreements, net	(6,803)	—	—	—	(6,803)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains during the period	—	—	3,528	—	3,528
Unrealized gains on foreign currency translation, net	—	—	3,528	—	3,528

Total other comprehensive loss	(6,803)	(12)	(50,909)	—	(57,724)
Comprehensive (loss) income	(867)	30,663	(8,221)	(69,333)	(47,758)
Less: comprehensive income attributable to noncontrolling interests	—	—	(4,030)	—	(4,030)
Comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(867)	$30,663	$(12,251)	$(69,333)	$(51,788)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended March 31, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$24,516	$45,549	$53,570	$(98,627)	$25,008
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale equity securities:
Unrealized holding (losses) gains arising during the period	—	(54)	28,489	—	28,435
Reclassification adjustment for losses included in net income	—	41	1,062	—	1,103
Unrealized (losses) gains on available-for-sale equity securities, net	—	(13)	29,551	—	29,538

Unrealized losses on interest rate swap agreements:
Unrealized interest rate swap losses arising during the period	(3,013)	—	—	—	(3,013)
Reclassification adjustment for amortization of interest expense included in net income	505	—	—	—	505
Unrealized losses on interest rate swap agreements, net	(2,508)	—	—	—	(2,508)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(6,271)	—	(6,271)
Reclassification adjustment for losses included in net income	—	—	9,236	—	9,236
Unrealized gains on foreign currency translation, net	—	—	2,965	—	2,965

Total other comprehensive (loss) income	(2,508)	(13)	32,516	—	29,995
Comprehensive income	22,008	45,536	86,086	(98,627)	55,003
Less: comprehensive income attributable to noncontrolling interests	—	—	(646)	—	(646)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$22,008	$45,536	$85,440	$(98,627)	$54,357

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended March 31, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$5,936	$30,675	$42,688	$(69,333)	$9,966
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,614	—	69,252	—	70,866
Impairment of real estate	—	—	28,980	—	28,980
Equity in losses of unconsolidated real estate JVs	—	—	397	—	397
Distributions of earnings from unconsolidated real estate JVs	—	—	98	—	98
Amortization of loan fees	1,934	—	826	—	2,760
Amortization of debt discounts (premiums)	106	—	(192)	—	(86)
Amortization of acquired below-market leases	—	—	(974)	—	(974)
Deferred rent	—	—	(12,138)	—	(12,138)
Stock compensation expense	5,439	—	—	—	5,439
Equity in earnings of affiliates	(38,015)	(30,679)	(639)	69,333	—
Investment gains	—	(7)	(5,884)	—	(5,891)
Investment losses	—	11	1,771	—	1,782
Changes in operating assets and liabilities:
Restricted cash	10	—	661	—	671
Tenant receivables	—	—	521	—	521
Deferred leasing costs	—	—	(7,083)	—	(7,083)
Other assets	(1,733)	—	(792)	—	(2,525)
Accounts payable, accrued expenses, and tenant security deposits	11,856	—	(2,857)	—	8,999
Net cash (used in) provided by operating activities	(12,853)	—	114,635	—	101,782

Investing Activities
Additions to real estate	—	—	(159,501)	—	(159,501)
Investments in unconsolidated real estate JVs	—	—	(449)	—	(449)
Investments in subsidiaries	(21,431)	(64,275)	(1,273)	86,979	—
Additions to investments	—	—	(22,085)	—	(22,085)
Sales of investments	—	—	10,913	—	10,913
Net cash used in investing activities	$(21,431)	$(64,275)	$(172,395)	$86,979	$(171,122)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Three Months Ended March 31, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$64,922	$—	$64,922
Repayments of borrowings from secured notes payable	—	—	(58,657)	—	(58,657)
Borrowings from unsecured senior line of credit	555,000	—	—	—	555,000
Repayments of borrowings from unsecured senior line of credit	(407,000)	—	—	—	(407,000)
Transfer to/from parent company	(48,594)	64,275	71,298	(86,979)	—
Change in restricted cash related to financing activities	—	—	8,316	—	8,316
Payment of loan fees	—	—	(377)	—	(377)
Redemption of Series D cumulative convertible preferred stock	(25,618)	—	—	—	(25,618)
Proceeds from the issuance of common stock	25,278	—	—	—	25,278
Dividends on common stock	(56,490)	—	—	—	(56,490)
Dividends on preferred stock	(6,247)	—	—	—	(6,247)
Financing costs paid for sales of noncontrolling interests	—	—	(6,420)	—	(6,420)
Distributions to noncontrolling interests	—	—	(1,927)	—	(1,927)
Net cash provided by financing activities	36,329	64,275	77,155	(86,979)	90,780

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(341)	—	(341)

Net increase in cash and cash equivalents	2,045	—	19,054	—	21,099
Cash and cash equivalents as of the beginning of period	31,982	—	93,116	—	125,098
Cash and cash equivalents as of the end of period	$34,027	$—	$112,170	$—	$146,197

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$8,889	$—	$5,179	$—	$14,068

Non-Cash Investing Activities
Change in accrued construction	$—	$—	$—	$29,197	$29,197

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended March 31, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$24,516	$45,549	$53,570	$(98,627)	$25,008
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,247	—	57,673	—	58,920
Impairment of real estate	—	—	14,510	—	14,510
Equity in earnings of unconsolidated real estate JVs	—	—	(574)	—	(574)
Distributions of earnings from unconsolidated real estate JVs	—	—	491	—	491
Amortization of loan fees	1,925	—	909	—	2,834
Amortization of debt discounts (premiums)	80	—	(162)	—	(82)
Amortization of acquired below-market leases	—	—	(933)	—	(933)
Deferred rent	—	—	(9,901)	—	(9,901)
Stock compensation expense	3,690	—	—	—	3,690
Equity in earnings of affiliates	(52,120)	(45,590)	(917)	98,627	—
Investment gains	—	—	(5,937)	—	(5,937)
Investment losses	—	41	2,184	—	2,225
Changes in operating assets and liabilities:
Restricted cash	4	—	(55)	—	(51)
Tenant receivables	—	—	(102)	—	(102)
Deferred leasing costs	—	—	(7,131)	—	(7,131)
Other assets	(3,437)	—	190	—	(3,247)
Accounts payable, accrued expenses, and tenant security deposits	32,795	(23)	(5,651)	—	27,121
Net cash provided by (used in) operating activities	8,700	(23)	98,164	—	106,841

Investing Activities
Proceeds from sales of real estate	—	—	67,616	—	67,616
Additions to real estate	—	—	(104,632)	—	(104,632)
Purchase of real estate	—	—	(93,938)	—	(93,938)
Deposit for investing activities	—	—	(28,000)	—	(28,000)
Change in restricted cash related to construction projects	—	—	—	—	—
Investments in unconsolidated real estate JVs	—	—	(2,539)	—	(2,539)
Investments in subsidiaries	(44,375)	(2,977)	(70)	47,422	—
Additions to investments	—	—	(15,118)	—	(15,118)
Sales of investments	—	—	2,345	—	2,345
Proceeds from repayment of notes receivable	—	—	4,214	—	4,214
Net cash used in investing activities	$(44,375)	$(2,977)	$(170,122)	$47,422	$(170,052)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Three Months Ended March 31, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$29,585	$—	$29,585
Repayments of borrowings from secured notes payable	—	—	(7,934)	—	(7,934)
Principal borrowings from unsecured senior line of credit	167,000	—	—	—	167,000
Repayments of borrowings from unsecured senior line of credit	(50,000)	—	—	—	(50,000)
Transfer to/from parent company	(14,038)	3,000	58,460	(47,422)	—
Change in restricted cash related to financing activities	—	—	(1,369)	—	(1,369)
Payment of loan fees	—	—	(563)	—	(563)
Dividends on common stock	(53,295)	—	—	—	(53,295)
Dividends on preferred stock	(6,247)	—	—	—	(6,247)
Contributions by noncontrolling interests	—	—	340	—	340
Distributions to noncontrolling interests	—	—	(9,846)	—	(9,846)
Net cash provided by financing activities	43,420	3,000	68,673	(47,422)	67,671

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	170	—	170

Net increase (decrease) in cash and cash equivalents	7,745	—	(3,115)	—	4,630
Cash and cash equivalents as of the beginning of period	52,491	63	33,457	—	86,011
Cash and cash equivalents as of the end of period	$60,236	$63	$30,342	$—	$90,641

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized	$10,412	$—	$5,102	$—	$15,514

Non-Cash Investing Activities
Change in accrued construction	$—	$—	$7,249	$—	$7,249
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(82,000)	$—	$(82,000)

Non-Cash Financing Activities
Payable for purchase of noncontrolling interest	$—	$—	$(113,967)	$—	$(113,967)

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

•	Market and industry factors such as adverse developments concerning the science and technology industries and/or our tenants.

•	Government factors such as any unfavorable effects resulting from federal, state, local, and/or foreign government policies, laws, and/or funding levels.

•	Global factors such as negative economic, political, financial, credit market, and/or banking conditions.

•	Other factors such as climate change, cyber intrusions, and/or changes in laws, regulations, and financial accounting standards.

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2015. Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an urban office REIT uniquely focused on world-class collaborative science and technology campuses in AAA innovation cluster locations with a total market capitalization of $11.1 billion and an asset base in North America of 24.5 million square feet as of March 31, 2016. The asset base in North America includes 18.9 million RSF of operating properties and development and redevelopment projects (under construction or pre-construction) and 5.6 million square feet of future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a dominant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse tenant base, with approximately 52% of total ABR as of March 31, 2016, generated from investment-grade tenants – a REIT industry-leading percentage. Among our top 20 tenants, approximately 81% of total ABR as of March 31, 2016 is generated from investment-grade tenants. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide its innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return and long-term asset value based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A assets clustered in urban campuses. These key urban campus locations are characterized by high barriers to entry for new landlords, and a limited supply of available space. They represent highly desirable locations for tenancy by science and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, science, and technology relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate opportunities.

Executive summary

We began 2016 with a very successful first quarter executed by our best-in-class team, which included the following key highlights:

•	FFO per share – diluted, as adjusted, for the three months ended March 31, 2016, of $1.34, up 4.7%, compared to $1.28 for the three months ended March 31, 2015;

•
During the three months ended March 31, 2016, Verily, Alphabet Inc.’s life science subsidiary, subleased 407,369 RSF at 249/259/269 East Grand Avenue in our South San Francisco submarket from Amgen Inc. The sublease highlights the continued demand from high-quality science and technology companies in our key urban innovation clusters;

•	Executed leases for 388,872 RSF during the three months ended March 31, 2016, despite minimal contractual lease expirations in 2016 and our highly pre-leased value-creation pipeline;

•	Rental rate increases of 33.6% and 16.9% (cash basis) on lease renewals and re-leasing of space aggregating 218,342 RSF (included in the 388,872 RSF above);

•	Same property NOI growth of 5.3% and 6.2% (cash basis) for the three months ended March 31, 2016, compared to the three months ended March 31, 2015;
•Disciplined allocation of capital to value-creation pipeline of highly leased Class A buildings in urban innovation clusters:

Year of Delivery	RSF	Leased %	Incremental Annual NOI
2016	1,465,977	90%	$75 million to $80 million
2017-2018	2,036,828	72%	$120 million to $130 million
	3,502,805	81%	$195 million to $210 million

•
Recycling estimated proceeds of $104.4 million from disposition of all our investments in Asia in several separate transactions over the next 12 months. Proceeds will be allocated to development of Class A facilities in high value urban innovation clusters

•
In March 2016, we recognized an impairment charge of $29.0 million for two land parcels in India that met the criteria for classification as held for sale in March 2016. As of March 31, 2016, we only had one binding sale agreement related to one land parcel. This land parcel was sold on May 2, 2016, at a sales price of $7.5 million with no gain or loss.

•
On April 22, 2016, our Board of Directors approved the monetization of our remaining real estate investments in Asia. As a result of this decision, we recognized an aggregate impairment charge of $153.0 million to reduce our net book value to fair value less cost to sell for all of our remaining investments in Asia;

•	$2.0 billion of liquidity, including availability on our $304.3 million secured construction loan for 100 Binney Street closed in April 2016;

•	7.4x net debt to Adjusted EBITDA – first quarter of 2016 annualized, goal of achieving less than 6.0x;

•	7.2x net debt to Adjusted EBITDA – trailing 12 months ended March 31, 2016;

•
Common stock dividend for the three months ended March 31, 2016, of $0.80 per common share, up 3 cents, or 4%, over the three months ended December 31, 2015; continuation of our strategy to share growth in cash flows from operating activities with our stockholders while also importantly retaining capital for reinvestment.

Results

	Three Months Ended March 31,
(In millions)	2016	2015	Change
Total revenues	$216.1	$196.8	$19.3	9.8%
NOI, including our share of consolidated and unconsolidated real estate JVs	$145.3	$136.4	$8.9	6.5%
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$97.1	$91.3	$5.7	6.3%
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted (1)	$(3.8)	$17.8	$(21.6)	N/A

(Per share)
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.34	$1.28	$0.06	4.7%
EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted (1)	$(0.05)	$0.25	$(0.30)	N/A

(1)
Results include impairment of real estate of $29.0 million and $14.5 million, or $0.40 and $0.20 per share, and net income attributable to noncontrolling interest of $4.0 million and $492 thousand, or $0.06 and $0.01 per share, for the three months ended March 31, 2016 and 2015, respectively. We also recognized a preferred stock redemption charge of $3.0 million, or $0.04 per share, during the three months ended March 31, 2016.

Core operating metrics

•	All tenants:

•	52% of ABR from investment-grade tenants as of March 31, 2016

•	Top 20 tenants as of March 31, 2016:

•	81% of ABR from investment-grade tenants

•	8.2 years weighted-average remaining lease term

•
During the three months ended March 31, 2015, Verily, Alphabet Inc.’s life science subsidiary, subleased 407,369 RSF at 249/259/269 East Grand Avenue in our South San Francisco submarket from Amgen Inc. The sublease highlights the continued demand from high-quality science and technology companies in our key urban innovation clusters

•	Executed leases for 388,872 RSF during the three months ended March 31, 2016, despite minimal contractual lease expirations in 2016 and our highly pre-leased value-creation pipeline:

•	33.6% and 16.9% (cash basis) rental rate increases on lease renewals and re-leasing of space aggregating 218,342 RSF (included in the 388,872 RSF above)

•	Same property NOI growth of 5.3% and 6.2% (cash basis) for the three months ended March 31, 2016, compared to the three months ended March 31, 2015

•	Occupancy for operating properties in North America of 97.3% as of March 31, 2016

•	Operating margins at 70% for the three months ended March 31, 2016

•	Adjusted EBITDA margin – first quarter of 2016 annualized at 65%

External growth: visible, multiyear, highly leased value-creation pipeline

•	Disciplined allocation of capital to value-creation pipeline of highly leased Class A buildings in urban innovation clusters:

Year of Delivery	RSF	Leased %	Incremental Annual NOI
2016	1,465,977	90%	$75 million to $80 million
2017-2018	2,036,828	72%	$120 million to $130 million
	3,502,805	81%	$195 million to $210 million

•	Commencement of development project during the three months ended March 31, 2016:

•	150,000 RSF development project at 505 Brannan Street in our Mission Bay/SoMa submarket; 100% leased to Pinterest, Inc.

Balance sheet

•	$2.0 billion of liquidity, including availability on our $304.3 million secured construction loan for 100 Binney Street closed in April 2016

•	7.4x net debt to Adjusted EBITDA – first quarter of 2016 annualized, with goal of achieving less than 6.0x

•	7.2x net debt to Adjusted EBITDA – trailing 12 months ended March 31, 2016

•	3.3x fixed-charge coverage ratio – first quarter of 2016 annualized

•	3.4x fixed-charge coverage ratio – trailing 12 months ended March 31, 2016

•	Proceeds from sales of investments in life science entities aggregated $10.9 million during the three months ended March 31, 2016

•
Repurchased 931,934 outstanding shares of our Series D Cumulative Convertible Preferred Stock at an aggregate price of $25.6 million, or $27.49 per share, and recognized a preferred stock redemption charge of $3.0 million during the three months ended March 31, 2016

•
Sold an aggregate of 293,235 shares of common stock under our ATM program for gross proceeds of $25.9 million, or $88.44 per share, and net proceeds of approximately $25.3 million during the three months ended March 31, 2016

•	$11.1 billion total market capitalization as of March 31, 2016

•	16% of gross investments in real estate – North America in value-creation pipeline as of March 31, 2016, with a target range from 10% to 15% as of December 31, 2016

•	Limited debt maturities through 2018 and well-laddered maturity profile

•	15% unhedged variable-rate debt as a percentage of total debt as of March 31, 2016

•
Executed additional interest rate swap agreements during the three months ended March 31, 2016, with an aggregate notional amount of $500 million, to increase notional hedged variable-rate debt to a minimum of $900 million and $250 million during 2017 and 2018, respectively

LEED statistics

•	57% of our total ABR will be generated from LEED projects upon completion of our in-process projects

Subsequent events

•
In April 2016, we closed a secured construction loan with commitments available for borrowing of $304.3 million for our development project at 100 Binney Street in our Cambridge submarket, which bears interest at a rate of LIBOR+200 bps

•	On May 2, 2016, we repaid a $126.0 million secured note payable with an effective interest rate of 6.64%

•	In April 2016, we completed the purchase of the remaining outstanding noncontrolling interest in our 1.2 million RSF campus at Alexandria Technology Square® in our Cambridge submarket for $54 million

•	In April 2016, we completed the sale of 16020 Industrial Drive in our Gaithersburg submarket of Maryland for a sales price of $6.4 million

•
Recycling estimated proceeds of $104.4 million from disposition of all our investments in Asia in several separate transactions over the next 12 months. Proceeds will be allocated to development of Class A facilities in high value urban innovation clusters

•
In March 2016, we recognized an impairment charge of $29.0 million for two land parcels in India that met the criteria for classification as held for sale in March 2016. As of March 31, 2016, we only had one binding sale agreement related to one land parcel. This land parcel was sold on May 2, 2016, at a sales price of $7.5 million with no gain or loss

•
On April 22, 2016, our Board of Directors approved the monetization of our remaining real estate investments in Asia. As a result of this decision, we recognized an aggregate impairment charge of $153.0 million to reduce our net book value to fair value less cost to sell for all of our remaining investments in Asia

Operating summary

Key real estate statistics

The following table presents information regarding our asset base, including unconsolidated real estate joint ventures, as of March 31, 2016, and December 31, 2015:

	March 31, 2016	December 31, 2015
(RSF)
Operating properties	15,400,619	15,538,280
Development properties	2,927,660	2,761,428
Redevelopment properties	575,145	574,362
Total properties – North America	18,903,424	18,874,070
Total properties – Asia	1,200,683	1,199,714

Number of properties	198	199
Occupancy in North America at year-end – operating	97.3%	97.2%
Occupancy in North America at year-end – operating and redevelopment	93.8%	93.7%
ABR per occupied RSF – North America	$41.67	$41.17

Leasing

•
Executed a total of 41 leases, with a weighted-average lease term of 5.5 years, for 388,872 RSF, including 76,421 RSF related to our development and redevelopment projects during the three months ended March 31, 2016, despite minimal contractual lease expirations in 2016 and our highly pre-leased value-creation pipeline

•
Achieved rental rate increases of 33.6% and 16.9% (cash basis) for lease renewals and re-leasing of space aggregating 218,342 RSF (included in 388,872 RSF above) during the three months ended March 31, 2016

•	Increased the occupancy percentage for operating properties in North America by 50 bps to 97.3% since March 31, 2015

Approximately 68% of the 41 leases executed during the three months ended March 31, 2016, did not include concessions for free rent. During the three months ended March 31, 2016, we granted tenant concessions/free rent averaging 1.1 months with respect to the 388,872 RSF leased.

The following table summarizes our leasing activity at our properties:

	Three Months Ended March 31, 2016				Year Ended December 31, 2015
	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent	Cash Basis
(Dollars are per RSF)
Leasing activity:
Renewed/re-leased space (1)
Rental rate changes	33.6%	(2)	16.9%	(2)	19.6%	9.9%
New rates	$44.45		$42.06		$35.70	$35.97
Expiring rates	$33.27		$35.97		$29.84	$32.73
Rentable square footage	218,342				2,209,893
Number of leases	24				146
Tenant improvements/leasing commissions	$11.34				$10.02
Average lease terms	3.8 years				4.7 years

Developed/redeveloped/previously vacant space leased
New rates	$48.30		$45.69		$55.24	$50.65
Rentable square footage	170,530				2,762,149
Number of leases	17				72
Tenant improvements/leasing commissions	$21.60				$19.63
Average lease terms	7.7 years				11.9 years

Leasing activity summary (totals):
New rates	$46.14		$43.65		$46.55	$44.13
Rentable square footage	388,872	(3)			4,972,042
Number of leases	41				218
Tenant improvements/leasing commissions	$15.84				$15.36
Average lease terms	5.5 years				8.7 years

Lease expirations (1)
Expiring rates	$31.18		$33.41		$28.32	$30.80
Rentable square footage	364,566				2,801,883
Number of leases	30				197

Leasing activity includes 100% of results for properties managed by us. Refer to the “Non-GAAP Measures” section within this Item 2 for a description of the basis used to compute the measures above.

(1)	Excludes 14 month-to-month leases for 27,108 RSF and 16 month-to-month leases for 30,810 RSF as of March 31, 2016, and December 31, 2015, respectively.

(2)
Rental rate increases for the three months ended March 31, 2016, were driven by four leases that generated average increases in rental rates of 47%, and 29% on a cash basis. Refer to our “Projected Results” on page 81 for estimated rental rate growth for the year ending December 31, 2016.

(3)	During the three months ended March 31, 2016, we granted tenant concessions/free rent averaging 1.1 months with respect to the 388,872 RSF leased.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of March 31, 2016:

Year	Number of Leases		RSF		Percentage of Aggregate Total RSF	ABR (per RSF)

2016	58	(1)	798,034	(1)	5.0%	$34.42
2017	83		1,344,211		8.5%	$28.96
2018	92		1,861,899		11.8%	$38.84
2019	73		1,393,567		8.8%	$36.80
2020	68		1,599,106		10.1%	$36.50
2021	55		1,536,252		9.7%	$39.03
2022	33		1,074,181		6.8%	$34.51
2023	24		1,284,999		8.1%	$37.87
2024	17		867,256		5.5%	$46.43
2025	18		677,456		4.3%	$34.49
Thereafter	39		3,373,335		21.4%	$48.10

Leasing expirations include 100% of the RSF for properties managed by us.

(1)	Excludes 14 month-to-month leases for 27,108 RSF.

The following tables present information by market with respect to our lease expirations as of March 31, 2016, for the remainder of 2016 and all of 2017:

	2016 Contractual Lease Expirations						ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases		Total (1)
Market
Greater Boston	38,803	1,845	—	46,716		87,364	$42.97
San Francisco	27,015	50,400	—	15,162		92,577	26.41
New York City	—	—	—	14,456		14,456	N/A
San Diego	46,033	14,685	—	251,119	(2)	311,837	36.14
Seattle	2,468	—	—	36,288		38,756	29.56
Maryland	4,457	69,559	—	33,055		107,071	27.78
Research Triangle Park	32,008	28,494	—	41,504		102,006	26.15
Non-cluster markets	—	—	—	—		—	—
Asia	—	35,335	—	8,632		43,967	14.26
Total	150,784	200,318	—	446,932		798,034	$34.42
Percentage of expiring leases	19%	25%	—%	56%		100%

	2017 Contractual Lease Expirations						ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases		Total
Market
Greater Boston	—	11,825	—	337,965		349,790	$38.67
San Francisco	—	53,980	—	128,488		182,468	35.58
New York City	—	—	—	5,418		5,418	N/A
San Diego	—	—	—	249,187		249,187	30.59
Seattle	20,133	—	—	47,326		67,459	45.28
Maryland	—	—	—	101,228		101,228	20.36
Research Triangle Park	3,566	109,664	—	111,233		224,463	14.04
Non-cluster markets	—	—	—	43,045		43,045	20.33
Asia	39,676	56,800	—	24,677		121,153	14.52
Total	63,375	232,269	—	1,048,567		1,344,211	$28.96
Percentage of expiring leases	5%	17%	—%	78%		100%

Leasing expirations include 100% of the RSF for properties managed by us.

(1)	Excludes 14 month-to-month leases for 27,108 RSF.

(2)
Includes 125,409 RSF leased to Eli Lilly and Company at 10300 Campus Point Drive with a contractual expiration in the fourth quarter of 2016. This tenant will relocate and expand into 304,326 RSF at our recently acquired redevelopment project at 10290 Campus Point Drive.

Cash Flows from High-Quality, Diversified, and Innovative Tenants

Top 20 Tenants (1)
ABR from Investment-Grade Tenants	Solid Lease Duration
81%	8.2 Years

All Tenants
Total ABR from Investment-Grade Tenants
52%

Diverse Tenant Base by ABR

Life Science
Product, Service,
and Device
12%
3%
Institutional
(Academic/Medical, Non-
Profit, and U.S.
Government)
Multinational
Pharmaceutical &
Public
Biotechnology
22%
Investment
Grade
52%
8%
Private Biotechnology
3%
Office and Tech Office (2)

(1)	Represents 48.6% of total ABR.

(2)	Office and tech office space compose 2.3% and 0.7% of total ABR, respectively.

High-Quality Cash Flows from Class A Assets in AAA Locations

Focus in Key Locations
Class A Assets in AAA Locations

New York City
9%
San Francisco
20%
15%
San Diego
5%
Seattle
8%
Maryland
36%
4%
Greater Boston
Research Triangle Park
3%
Other Submarkets

75%
of ARE’s Total ABR
% of ARE’s Total ABR
Solid Demand for Class A Assets in AAA Locations Drives Solid Occupancy

Current Occupancy of Operating Properties Across Key Locations (2)
Solid Historical Occupancy (1)

97.6%
100.0%
99.7%
94.5%
99.2%
95.9%
98.6%
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle Park

95%
Over 10 Years

(1)	Average occupancy of operating properties in North America as of December 31 for the last 10 years, and the period ended March 31, 2016.

(2)	As of March 31, 2016.

Location of properties

The locations of our properties are diversified among a number of science and technology cluster markets. The following table sets forth, as of March 31, 2016, the total RSF and ABR of our properties by markets (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	ABR
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	4,462,540	1,113,392	59,783	5,635,715	28%	42	$223,394	36%	$51.28
San Francisco	2,786,476	872,980	—	3,659,456	18	29	123,521	20	44.33
New York City	665,079	62,595	—	727,674	4	2	56,539	9	85.30
San Diego	2,858,511	590,887	515,362	3,964,760	20	50	94,997	15	35.17
Seattle	746,260	287,806	—	1,034,066	5	11	33,066	5	44.68
Maryland	2,085,196	—	—	2,085,196	10	28	50,273	8	25.14
Research Triangle Park	1,043,211	—	—	1,043,211	5	15	22,875	4	22.24
Canada	322,967	—	—	322,967	2	4	7,138	1	22.25
Non-cluster markets	268,689	—	—	268,689	1	6	6,233	1	26.32
Properties held for sale	161,690	—	—	161,690	1	3	2,153	—	N/A
North America	15,400,619	2,927,660	575,145	18,903,424	94	190	620,189	99	41.67
Asia	1,200,683	—	—	1,200,683	6	8	7,485	1	8.88
Total	16,601,302	2,927,660	575,145	20,104,107	100%	198	$627,674	100%	$39.63

RSF, number of properties, and ABR amounts include 100% of the properties managed by us.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating assets and our assets under redevelopment in each of our North America markets as of the following dates:

	Operating Properties			Operating and Redevelopment Properties
Market	3/31/16	12/31/15	3/31/15	3/31/16	12/31/15	3/31/15
Greater Boston	97.6%	96.5%	98.9%	96.3%	95.2%	96.4%
San Francisco	100.0	100.0	98.5	100.0	100.0	98.5
New York City	99.7	99.7	99.5	99.7	99.7	99.5
San Diego	94.5	96.4	94.9	80.1	82.3	93.9
Seattle	99.2	99.6	96.2	99.2	99.6	96.2
Maryland	95.9	96.0	93.2	95.9	96.0	93.2
Research Triangle Park	98.6	97.6	98.8	98.6	97.6	98.8
Subtotal	97.5	97.4	97.0	93.8	93.8	96.1
Canada	99.3	99.3	99.0	99.3	99.3	99.0
Non-cluster markets	88.1	80.0	68.0	88.1	80.0	68.0
North America	97.3%	97.2%	96.8%	93.8%	93.7%	95.9%

Occupancy includes 100% of properties managed by us.

Tenants
81% of ABR from Investment-Grade Tenants (1)
(as a percentage of ABR from top 20 tenants)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 4.8% of our ABR. The following table sets forth information regarding leases with our 20 largest tenants based upon ABR as of March 31, 2016 (dollars in thousands):

		Remaining Lease Term in Years (2)	Aggregate RSF		ABR	Percentage of Aggregate ABR
							Investment-Grade Ratings
	Tenant						Fitch	Moody’s	S&P
1	ARIAD Pharmaceuticals, Inc. (3)	14.0	386,111	(3)	$29,994	4.8%	—	—	—
2	Novartis AG	1.9	564,873	(4)	29,302	4.7	AA	Aa3	AA-
3	Illumina, Inc.	13.9	595,886		25,452	4.1	—	—	BBB
4	New York University	14.3	209,224		20,354	3.2	—	Aa3	AA-
5	Eli Lilly and Company	7.1	287,527		19,353	3.1	A	A2	AA-
6	Amgen Inc.	7.1	473,369		17,456	2.8	BBB	Baa1	A
7	Roche	4.5	345,786		16,517	2.6	AA	A1	AA
8	Dana-Farber Cancer Institute, Inc.	14.3	203,090		15,145	2.4	—	A1	—
9	Celgene Corporation	5.9	373,797		15,035	2.4	—	Baa2	BBB+
10	United States Government	9.1	263,147		14,772	2.4	AAA	Aaa	AA+
11	FibroGen, Inc.	7.6	234,249		14,198	2.3	—	—	—
12	Biogen Inc.	12.5	305,212		13,278	2.1	—	Baa1	A-
13	Massachusetts Institute of Technology	4.4	233,620		12,409	2.0	—	Aaa	AAA
14	GlaxoSmithKline plc	3.4	296,604		11,098	1.8	A+	A2	A+
15	Bristol-Myers Squibb Company	2.9	251,316		10,742	1.7	A-	A2	A+
16	The Regents of the University of California	7.5	230,633		10,511	1.7	AA	Aa2	AA
17	Sanofi	5.4	179,697		8,042	1.3	AA-	A1	AA
18	Alnylam Pharmaceuticals, Inc.	5.6	129,424		7,313	1.2	—	—	—
19	Sumitomo Dainippon Pharma Co., Ltd.	7.0	106,232		6,533	1.0	—	—	—
20	Pfizer Inc.	3.6	128,348		6,396	1.0	A+	A1	AA
	Total/weighted-average	8.2	5,798,145		$303,900	48.6%

ABR and RSF amounts include 100% of the properties managed by us.

(1)	Represents ABR from investment-grade rated tenants as a percentage of ABR from top 20 tenants.

(2)	Based on percentage of aggregate ABR in effect as of March 31, 2016.

(3)
IBM Watson Health, a digital health venture of IBM, currently subleases 163,186 RSF at 75 Binney Street with an initial lease term of 10 years. IBM holds investment-grade ratings of A+ (Fitch), Aa3 (Moody’s), and AA- (S&P).

(4)	As of March 31, 2016, number of leases, RSF, and ABR consisted of the following (dollars in thousands):

	Number of leases	RSF	ABR
Cambridge, MA	9	425,020	$26,266
San Diego, CA	1	46,033	1,434
India	3	93,820	1,602
	13	564,873	$29,302

Value-creation projects and external growth

Key real estate metrics as of March 31, 2016

Incremental Annual NOI by Year of Delivery from
Development and Redevelopment Projects (1)

TOTAL			2016			2017 & 2018
$195	M	=	$75	M	+	$120	M
to			to			to
$210	M		$80	M		$130	M

RSF			1.5M			2.0M
PERCENTAGE LEASED			90%			72%
INITIAL CASH YIELD			7.1%

(1)
Represents incremental annual NOI upon stabilization of our development and redevelopment projects, including our share of real estate joint venture development projects. Excludes NOI related to spaces delivered and in service prior to March 31, 2016.

Key real estate metrics as of March 31, 2016 (continued)

2016 Disciplined Allocation of Capital (1)		16% of Gross Investments in Real Estate in North America Value-Creation Pipeline

Manhattan
Mission Bay/
SoMa
URBAN CLUSTERS 89%
3%
27%
25%
Torrey Pines/
UTC
34%
11%
Cambridge
Other

Projects to be delivered by 2017 & 2018
39%
Projects to be delivered by 4Q16
46%
15%
Future Projects in North America

Pre-Leased (2) Percentage of Ground-Up Developments Since January 1, 2009		Ground-Up Developments Commenced & Delivered Since January 1, 2009

Single-Tenant 100% Pre-Leased 2.6M RSF	Multi-Tenant 38% Pre-Leased 2.5M RSF	Average Initial Stabilized Yield 7.9%	Average Initial Stabilized Yield (Cash Basis) 7.6%

(1)	Includes projected construction and acquisitions for the year ending December 31, 2016.

(2)	Represents average pre-leased percentage at the time development commenced.

Sustainability

Focus on Sustainability, Operating Efficiency, and Health & Wellness

As a Platinum Member of the U.S. Green Building Council, Alexandria is a recognized industry partner that pursues and promotes resource efficient and healthy business practices that enhance performance for its innovative tenants.

SUSTAINABILITY

51 LEED® CERTIFIED PROJECTS (1)

9 MILLION RSF

57 % OF ARE'S TOTAL ABR

5	30	16
PLATINUM	GOLD	SILVER

LEADERSHIP IN ENERGY & ENVIRONMENTAL DESIGN
LEED

OPERATING EFFICIENCY

ALEXANDRIA REAL ESTATE EQUITIES, INC.
2015
Energy
SHOWCASE
CHAMPION

San Diego Gas and Electric (SDG&E) 2015 ENERGY SHOWCASE CHAMPION. Annual Energy Savings: 447,522 kWh(2).

RENEWABLE ENERGY: COOLING TOWERS use reclaimed water and SOLAR PANELS serve as a significant energy source which result in substantial continued savings.

HEALTH & WELLNESS

riverpark
FARM

ORGANIC GARDENS supply produce to many of our on-site restaurants

CUTTING-EDGE FITNESS CENTERS with personal trainers and an array of classes

(1)    Upon completion of 20 in-process LEED® certification projects.
(2)    Kilowatt hour saving reflects our property at Alexandria Center® for Life Science at Campus Pointe. Source: Conversion from the Environmental Protection Agency clean energy website.

Investments in real estate

Our investments in real estate consisted of the following as of March 31, 2016 (dollars in thousands, except per square foot amounts):

	Investments in Real Estate						Square Feet
	Consolidated	Noncontrolling Share of Consolidated Real Estate Joint Ventures	ARE Share of Unconsolidated Real Estate Joint Ventures	Total ARE Share				Unconsolidated Real Estate Joint Ventures at 100%
				Amount		%	Consolidated		Total	Per SF (1)

Rental properties – North America	$7,559,726	$(322,442)	$71,092	$7,308,376		84%	15,138,252	262,367	15,400,619	$506

Development and redevelopment projects:
Projects to be delivered by 4Q16	617,952	—	35,832	653,784		8	1,314,545	151,432	1,465,977	504
Projects to be delivered by 2017 and 2018	488,186	(223)	67,162	555,125		6	1,613,848	422,980	2,036,828	302
Development and redevelopment projects	1,106,138	(223)	102,994	1,208,909		14	2,928,393	574,412	3,502,805	387

Rental properties and development/redevelopment projects	8,665,864	(322,665)	174,086	8,517,285			18,066,645	836,779	18,903,424	484

Future value-creation projects – North America	234,142	(12,275)	—	221,867		2	5,606,435	—	5,606,435	42

Value-creation pipeline – North America	1,340,280	(12,498)	102,994	1,430,776		16	8,534,828	574,412	9,109,240	174

Gross investments in real estate – North America	8,900,006	(334,940)	174,086	8,739,152		100%	23,673,080	836,779	24,509,859	382

Asia:
Rental properties	163,386	(1,441)	—	161,945			1,200,683	—	1,200,683	$136
Land parcels	54,666	—	—	54,666
Gross investments in real estate – Asia	218,052	(1,441)	—	216,611	(2)

Gross investments in real estate	9,118,058	(336,381)	174,086	$8,955,763
Less: accumulated depreciation – North America	(1,358,820)	23,033	(2,515)
Less: accumulated depreciation – Asia	(17,772)	172	—
Investments in real estate	$7,741,466	$(313,176)	$171,571

Square foot amounts include 100% of properties managed by us.

(1)
The per square foot amounts represent our investment in our real estate, including our partners’ share of consolidated and unconsolidated real estate joint ventures, divided by 100% of the rentable or developable square feet of the respective properties.

(2)
In late April 2016, we recognized an aggregate impairment charge of $153.0 million. Refer to Note 14 –“Assets Classified as Held for Sale” to our unaudited consolidated financial statements under Item 1 of this report for net assets of $104.4 million after impairment charge recognized in April 2016 related to our real estate investments in Asia.

Development, redevelopment, and future value-creation projects

A key component of our business model is our disciplined allocation of capital to Class A development and redevelopment projects located in world-class collaborative science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable space to meet the real estate requirements of, and are reusable by, a wide range of tenants. A significant number of our active development and redevelopment projects are highly leased and expected to be substantially delivered in the near future, including 1.5 million RSF by the end of 2016. Upon completion, each value-creation project is expected to generate a significant increase in rental income, NOI, and cash flows, including $75 million to $80 million of incremental annual NOI from projects placed into service by the end of 2016. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns.

Development projects consist of the ground-up development of generic and reusable facilities. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into office/laboratory and tech office space. We generally will not commence new development projects for aboveground construction of Class A office/laboratory and tech office space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A facilities. As of March 31, 2016, we had development and redevelopment projects targeted to be placed into service by the end of 2016, which were 90% pre-leased.

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

Highly leased projects to be placed into service in 2016

The following table sets forth our consolidated and unconsolidated development and redevelopment projects to be placed into service in 2016, as of March 31, 2016 (dollars in thousands):

	Dev/ Redev	Project RSF			Percentage		Total Leased/Negotiating		Project Start	Occupancy
Property/Market/Submarket		In Service	CIP	Total	Leased	Negotiating	RSF	%		Initial	Stabilized
430 East 29th Street/New York City/Manhattan	Dev	356,044	62,595	418,639	90%	10%	418,639	100%	4Q12	4Q13	2Q16
5200 Illumina Way, Bldg 6/San Diego/University Town Center	Dev	—	295,609	295,609	100%	—%	295,609	100%	3Q14	3Q16	3Q16
50/60 Binney Street/Greater Boston/Cambridge	Dev	—	530,477	530,477	98%	—%	520,385	98%	1Q15	4Q16	4Q16
360 Longwood Avenue/Greater Boston/Longwood Medical Area	Dev	262,367	151,432	413,799	63%	13%	313,350	76%	2Q12	3Q14	4Q16
4796 Executive Drive/San Diego/University Town Center	Dev	—	61,755	61,755	100%	—%	61,755	100%	4Q15	4Q16	4Q16
10290 Campus Point Drive/San Diego/University Town Center	Redev	—	304,326	304,326	100%	—%	304,326	100%	3Q15	4Q16	4Q16
11 Hurley Street/Greater Boston/Cambridge	Redev	—	59,783	59,783	100%	—%	59,783	100%	3Q15	4Q16	4Q16
Total/weighted average		618,411	1,465,977	2,084,388	90%	5%	1,973,847	95%

		Our Share of Investment							Unlevered Yields
Property/Market/Submarket	Our Ownership Interest			Cost to Complete					Average Cash		Initial Stabilized Cash Basis		Initial Stabilized
		In Service	CIP	Construction Financing		Other	Total at Completion
430 East 29th Street/New York City/Manhattan	100%	$382,277	$72,775	$—		$8,193	$463,245		7.1%		6.6%		6.5%
5200 Illumina Way, Bldg 6/San Diego/University Town Center	100%	—	55,225	—		14,675	69,900		8.6%		7.0%		8.4%
50/60 Binney Street/Greater Boston/Cambridge	100%	—	327,786	172,214	(1)	—	500,000		8.1%		7.3%		7.4%
360 Longwood Avenue/Greater Boston/Longwood Medical Area	27.5%	60,305	35,832	9,103	(2)	3,725	108,965	(3)	8.2%	(3)	7.3%	(3)	7.8%	(3)
4796 Executive Drive/San Diego/University Town Center	100%	—	15,978	—		26,222	42,200		7.7%		6.8%		7.1%
10290 Campus Point Drive/San Diego/University Town Center	100%	—	133,492	—		107,508	241,000		7.6%		6.8%		7.0%
11 Hurley Street/Greater Boston/Cambridge	100%	—	12,696	—		28,304	41,000		8.8%		7.9%		8.6%
Total		$442,582	$653,784	$181,317		$188,627	$1,466,310

(1)	Refer to Note 8 – “Secured and Unsecured Senior Debt” under Item 1 for additional information related to our secured construction loans.

(2)	Refer to the “Unconsolidated Real Estate Joint Ventures” section under Item 2 for additional information related to our secured construction loan held by our unconsolidated real estate joint venture.

(3)
Our projected cost at completion and unlevered yields are based upon our share of the investment in real estate, including costs incurred directly by us outside of the real estate joint venture. Development management fees earned from these development projects have been excluded from our estimate of unlevered yields. The RSF related to the project in the table above represents 100% of the project RSF.

Highly leased projects to be placed into service in 2016 (continued)

430 East 29th Street	5200 Illumina Way, Building 6	50 Binney Street	60 Binney Street
New York City/Manhattan	San Diego/University Town Center	Greater Boston/Cambridge	Greater Boston/Cambridge
62,595 RSF	295,609 RSF	274,734 RSF	255,743 RSF
Roche/New York University/Others	Illumina, Inc.	Sanofi Genzyme	bluebird bio, Inc.

360 Longwood Avenue	4796 Executive Drive	10290 Campus Point Drive	11 Hurley Street
Greater Boston/Longwood Medical Area	San Diego/University Town Center	San Diego/University Town Center	Greater Boston/Cambridge
151,432 RSF	61,755 RSF	304,326 RSF	59,783 RSF
Dana-Farber Cancer Institute, Inc. The Children’s Hospital Corporation	Otonomy, Inc.	Eli Lilly and Company	Editas Medicine, Inc.

Projects to be placed into service in 2017 and 2018

The following table sets forth our consolidated and unconsolidated development and redevelopment projects to be placed into service in 2017 and 2018, as of March 31, 2016 (dollars in thousands):

	Dev/ Redev	Project RSF			Percentage		Total Leased/Negotiating			Project Start	Occupancy
Property/Market/Submarket		In Service	CIP	Total	Leased	Negotiating	RSF	%			Initial	Stabilized
100 Binney Street/Greater Boston/Cambridge	Dev	—	431,483	431,483	48%	26%	320,683	74%		3Q15	4Q17	2017
510 Townsend Street/San Francisco/Mission Bay/SoMa	Dev	—	300,000	300,000	100%	—%	300,000	100%		3Q15	3Q17	2017
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	Dev	—	150,000	150,000	100%	—%	150,000	100%		1Q16	2H17	2017
1455/1515 Third Street/San Francisco/Mission Bay/SoMa	Dev	—	422,980	422,980	100%	—%	422,980	100%		3Q14	2Q/3Q18	2018
400 Dexter Avenue North/Seattle/Lake Union	Dev	—	287,806	287,806	56%	34%	259,594	90%	(1)	2Q15	1Q17	2018
ARE Spectrum/San Diego/Torrey Pines (2)	Dev	102,938	233,523	336,461	91%	—%	305,525	91%		2Q16	2H17	2017
9625 Towne Centre Drive/San Diego/University Town Center	Redev	—	162,156	162,156	—%	—%	—	—%		3Q15	1Q17	2017
10151 Barnes Canyon Road/San Diego/Sorrento Mesa	Redev	—	48,880	48,880	—%	100%	48,880	100%		4Q15	1H17	2017
Total/weighted average		102,938	2,036,828	2,139,766	72%	12%	1,807,662	84%

		Our Share of Investment										Unlevered Yields
Property/Market/Submarket	Our Ownership Interest					Cost to Complete						Average Cash	Initial Stabilized Cash Basis	Initial Stabilized
		In Service		CIP		Construction Financing		Other		Total at Completion
100 Binney Street/Greater Boston/Cambridge	100%	$—		$188,869		$304,281	(3)		$41,850		$535,000	7.9%	7.0%	7.7%
510 Townsend Street/San Francisco/Mission Bay/SoMa	100%	—		77,753		—			160,247		238,000	7.9%	7.0%	7.2%
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	99.2%	—		29,528		—			111,472		141,000	8.6%	7.0%	8.2%
1455/1515 Third Street/San Francisco/Mission Bay/SoMa	51.0%	10,787	(4)	67,162	(4)	—			—		TBD	(5)	(5)	(5)
400 Dexter Avenue North/Seattle/Lake Union	100%	—		68,494		—			163,506		232,000	7.3%	6.9%	7.2%
ARE Spectrum/San Diego/Torrey Pines (2)	100%	54,132		92,902		—			130,966		278,000	6.9%	6.1%	6.4%
9625 Towne Centre Drive/San Diego/University Town Center	100%	—		23,577		—			—		TBD	(5)	(5)	(5)
10151 Barnes Canyon Road/San Diego/Sorrento Mesa	100%	—		6,840		—			—		TBD	(5)	(5)	(5)
Total/weighted average		$64,919		$555,125		$304,281		$	TBD	$	TBD

(1)	Remaining 10% RSF includes 5% of retail space expected to be leased closer to initial occupancy.

(2)
As of March 31, 2016, the ARE Spectrum project was expanded to include 3215 Merryfield Row, an additional building aggregating 170,523 RSF. We expect to commence construction on the 3215 Merryfield Row building during the second quarter of 2016. The building was leased 100% to Vertex Pharmaceuticals Incorporated, with an estimated initial occupancy date in the second half of 2017.

(3)
Funding for this project will be provided primarily by a secured construction loan that we closed in April 2016 with commitments available for borrowing of $304.3 million at a rate of LIBOR+200bps. We have two, one-year options to extend the stated maturity date to April 20, 2021, subject to certain conditions.

(4)
The in-service and CIP costs are based on our share of the investment in real estate, including costs incurred directly by us outside of the real estate joint venture. The RSF related to the project in the table above represents 100% of the project RSF.

(5)	The design and budget of these projects are in process, and the estimated project costs with related yields will be disclosed in the future.

Projects to be placed into service in 2017 and 2018 (continued)

100 Binney Street	510 Townsend Street	505 Brannan Street, Phase I	1455/1515 Third Street
Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	San Francisco/Mission Bay/SoMa	San Francisco/Mission Bay/SoMa
431,483 RSF	300,000 RSF	150,000 RSF	422,980 RSF
Bristol-Myers Squibb Company	Stripe, Inc.	Pinterest, Inc.	Uber Technologies, Inc.

400 Dexter Avenue North	ARE Spectrum	9625 Towne Centre Drive	10151 Barnes Canyon Road
Seattle/Lake Union	San Diego/Torrey Pines	San Diego/University Town Center	San Diego/Sorrento Mesa
287,806 RSF	233,523 RSF	162,156 RSF	48,880 RSF
Juno Therapeutics, Inc.	Celgene Corporation The Medicines Company Vertex Pharmaceuticals Incorporated	Marketing	Negotiating

Future value-creation projects in North America

The following table summarizes the square footage of our future value-creation projects in North America as of March 31, 2016 (dollars in thousands, except per SF amounts):

Property/Market/Submarket	Our Ownership Interest		Book Value	Square Feet	Per SF (1)
Alexandria Technology Square®/Greater Boston/Cambridge	100%		$7,787	100,000	$78
505 Brannan Street, Phase II/San Francisco/Mission Bay/SoMa	99.2%		12,695	165,000	78
Grand Avenue/San Francisco/South San Francisco (2)	Various	(3)	33,131	397,132	114
560 Eccles Avenue/San Francisco/South San Francisco (4)	100%		17,655	144,000	123
East 29th Street/New York City/Manhattan	100%		—	420,000	—
5200 Illumina Way/San Diego/University Town Center	100%		10,407	386,044	27
10300 Campus Point Drive/San Diego/University Town Center	100%		7,945	292,387	27
1150/1165/1166 Eastlake Avenue East/Seattle/Lake Union	100%		34,715	366,000	95
1818 Fairview Avenue East/Seattle/Lake Union	100%		8,791	188,490	47
6 Davis Drive/Research Triangle Park/Research Triangle Park	100%		16,419	1,000,000	16
Other:
Greater Boston	100%		9,281	395,599	23
San Francisco	100%		—	95,620	—
San Diego	100%		24,862	193,895	128
Maryland	100%		21,482	763,721	28
Research Triangle Park	100%		4,149	76,262	54
Non-cluster Markets	100%		12,548	622,285	20
Future value-creation projects			$221,867	5,606,435	$42

(1)
The per square foot amounts represent our investment in our real estate, including our partners’ share of consolidated real estate joint ventures, divided by 100% of developable square feet of the respective properties.

(2)
In March 2016, Verily, Alphabet Inc.’s life science subsidiary, entered into a sublease for 407,369 RSF at 249/259/269 East Grand Avenue with Amgen Inc., with potential expansion space on the two additional land parcels, aggregating 397,132 SF, located adjacent to/surrounding the recently developed campus in South San Francisco.

(3)	Includes a redeemable noncontrolling interest, aggregating 37% ownership in one of our consolidated real estate joint ventures, at our 213 East Grand Avenue property aggregating 275,500 SF.

(4)	Represents an additional parcel located near our 341/343 Oyster Point Boulevard properties and within walking distance of Roche’s campus in South San Francisco.

Future value-creation projects in North America (continued)

MISSION BAY/SOMA — SAN FRANCISCO

505 BRANNAN STREET

MANHATTAN — NEW YORK CITY

EAST 29TH STREET

SOUTH SAN FRANCISCO — SAN FRANCISCO

560 ECCLES AVENUE
GRAND AVENUE

Future value-creation projects in North America (continued)

UNIVERSITY TOWN CENTER — SAN DIEGO

10300 CAMPUS POINT DRIVE

LAKE UNION — SEATTLE

1150/1165/1166 EASTLAKE AVENUE
1818 FAIRVIEW AVENUE

UNIVERSITY TOWN CENTER — SAN DIEGO

5200 ILLUMINA WAY

RESEARCH TRIANGLE PARK — RTP

6 DAVIS DRIVE

Summary of capital expenditures

The following table summarizes the total projected construction spending for the nine months, and year ending December 31, 2016, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2016
Development and redevelopment projects (1)	$589,000
Other building improvement projects (2)	71,000
Total construction spending for the nine months ending December 31, 2016	$660,000
Actual construction spending for the three months ended March 31, 2016	189,147
Guidance range for the year ending December 31, 2016	$800,000	–	900,000

(1)    Includes estimated contributions to fund our share of construction in our unconsolidated real estate joint venture development projects.

(2)	Includes generic laboratory infrastructure/building improvement projects and non-revenue-enhancing capital expenditures and tenant improvements.

Our construction spending for the three months ended March 31, 2016 consisted of the following (in thousands):

Historical Construction Spending	Three Months Ended March 31, 2016
Total construction costs (1)	$189,147
Increase in accrued construction	(29,197)
Total construction spending (cash basis)	$159,950

Additions to real estate	$159,501
Investments in unconsolidated real estate joint ventures	449
Total construction spending (cash basis)	$159,950

(1)	Includes revenue-enhancing projects and non-revenue enhancing capital expenditures shown in the table below.

The table below shows the average per RSF of property-related non-revenue enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures, Tenant Improvements, and Leasing Costs (1)	Three Months Ended March 31, 2016			Five Year Average per RSF (2)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$2,318	16,845,444	$0.14	$0.41

Tenant improvements and leasing costs:
Re-tenanted space	$2,093	108,989	$19.20	$15.54
Renewal space	382	109,353	3.49	6.82
Total tenant improvements and leasing costs/weighted average	$2,475	218,342	$11.34	$9.22

(1)	Excludes amounts that are recoverable from tenants, revenue-enhancing, or related to parties that have undergone redevelopment.

(2)	Represents the average of 2012 through 2015 and the three months ended March 31, 2016, annualized.

We expect our capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that undergo redevelopment) on a per RSF basis for the remainder of 2016 to be approximately similar to the amounts shown in the preceding table.

Value-creation projects and external growth

During the three months ended March 31, 2016, we commenced a 150,000 RSF development project at 505 Brannan Street in our Mission Bay/SoMa submarket, which is 100% leased to Pinterest, Inc.

We expect to commence development of an additional building at 3215 Merryfield Row aggregating 170,523 RSF at our ARE Spectrum project in the second quarter of 2016. The building has been leased to Vertex Pharmaceuticals, Inc., with an initial occupancy date in the second half of 2017.

Real estate asset sales

Our real estate assets held for sale as of March 31, 2016 consisted of the following (dollars in thousands):

Property/Market/Submarket	RSF/Acres		NOI (1)	Cash NOI (1)		Actual/Estimated Sales Price
Assets held for sale in North America:
16020 Industrial Drive/Maryland/Gaithersburg	71,000	RSF	$1,022	$896	(2)	$6,400
306 Belmont Street and 350 Plantation Street/Greater Boston/Route 495/Worcester	90,690	RSF	$1,557	$1,347	(3)	17,550
Assets held for sale in North America						23,950

Asia assets pending disposition: (4)
Operating properties	1,200,683	RSF	(5)	(5)		113,000
Land parcels	196	acres	(5)	(5)

						$136,950

(1)	Cash NOI excludes straight-line rent and amortization of acquired below-market leases. NOI amounts represent the annualized amounts for three months ended March 31, 2016.

(2)
Property consists of an R&D/warehouse building acquired in 2005 with minimal capital improvements since acquisition. Buyer intends to make considerable investments in the building, including demolition of some of the existing space and re-purposing of its use.

(3)
Non-core properties located outside of our urban innovation clusters. These properties are Class B office buildings leased to non-credit tenants and represent our last investment in Worcester. The internal rate of return over our hold period, including the expected disposition of the asset, is expected to be approximately 8.9%.

(4)
In March 2016, we recognized an impairment charge of $29.0 million for two land parcels in India that met the criteria for classification as held for sale in March 2016. As of March 31, 2016, we only had one binding sale agreement related to one land parcel. This land parcel was sold on May 2, 2016, at a sales price of $7.5 million with no gain or loss. On April 22, 2016, our Board of Directors approved the monetization of our real estate investments in Asia in order to invest capital into our highly leased value-creation pipeline. As a result of this decision, we recognized an aggregate impairment charge of $153.0 million to reduce our net book value to fair value less cost to sell for all of our remaining investments in Asia. In determining the carrying amount for evaluating the real estate for impairment, we considered the cumulative foreign currency translation losses of approximately $32.0 million for our land parcels located in India, and $18.8 million for our rental properties in our India and China submarkets, that will be reclassified to net income only when realized upon sale or disposition. We believe our real estate investments in Asia will be monetized in several separate transactions over the next 12 months.

(5)
Refer to Note 14 – “Assets Classified as Held for Sale” to our unaudited consolidated financial statements under Item 1 of this report for operating and balance sheet information related to our real estate investments in Asia.

Non-Real Estate Investments

We hold equity investments in certain publicly traded companies and in certain privately held entities and limited partnerships primarily involved in the science and technology industries. Some of our investees are also tenants.
As of March 31, 2016, our investments aggregated $316.2 million, or approximately 3.5% of our total assets, including $63.2 million of net unrealized gains from investments in publicly traded entities. The charts and table below show selected non-real estate investment statistics as of March 31, 2016 (dollars in thousands):

Public/Private Investment Mix (Cost)				Tenant/Non-Tenant Mix (Cost)

Investment Type	Cost	Net Unrealized Gains	Total	Number of Investments 190 Average Size of Investment $1.3M
Public	$22,237	$63,150	$85,387
Private	230,776	N/A	230,776
Total	$253,013	$63,150	$316,163

Results of operations

Key operating metrics

Occupancy of Operating Properties North America (1)	Annualized Based Rent by Market

% of ARE’s Total ABR as of March 31, 2016

Rental Rate Increases: Renewed/Re-Leased Space	Same Property NOI Increase

33.6% (2)
19.6%
13.3%
16.9% (2)
9.9%
5.4%
2014
2015
3/31/16 YTD
2014
2015
3/31/16 YTD
Cash Basis

4.5%
1.3%
5.3%
5.5%
4.7%
6.2%
2014
2015
3/31/16 YTD
2013
2014
3/31/16 YTD
Cash Basis

Favorable Lease Structure		Adjusted EBITDA Margin (3)
		65%
Percentage of triple net leases	96%
Stable cash flows
Percentage of leases containing annual rent escalations	95%
Increasing cash flows
Percentage of leases providing for the recapture of capital expenditures	94%
Lower capex burden

(1)	As of the end of each respective period.

(2)
Rental rate increases for the three months ended March 31, 2016 were driven by four leases that generated average increases in rental rates of 47%, and 29% on a cash basis. Refer to our “Projected Results” on page 81 for estimated rental rate growth for the year ending December 31, 2016.

(3)	Represents the three months ended March 31, 2016, annualized.

Same Properties

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development and/or redevelopment properties recently placed into service, the consolidated total rental revenues, tenant recoveries, and rental operating expenses in our operating results can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties, including only our pro rata share of amounts from consolidated and unconsolidated real estate joint ventures, for comparable properties, referred to as Same Properties, that were fully operating for the entirety of the comparative periods presented. These properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable period presented, properties that underwent development or redevelopment at any time during the comparative periods, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, rental revenues from lease termination fees, if any, are excluded from the results of the same properties.

The following table presents information regarding our Same Properties for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Percentage change in NOI over comparable period from prior year	5.3%
Percentage change in NOI (cash basis) over comparable period from prior year	6.2%
Operating margin	70%
Number of Same Properties	169
RSF	14,855,443
Occupancy – current-period average	94.6%
Occupancy – same-period prior year average	93.6%

The following table reconciles the number of Same Properties to total properties for the three months ended March 31, 2016:

Development – under construction	Properties
50/60 Binney Street	2
100 Binney Street	1
510 Townsend Street	1
505 Brannan Street	1
ARE Spectrum	3
430 East 29th Street	1
5200 Illumina Way, Building 6	1
4796 Executive Drive	1
400 Dexter Avenue North	1
360 Longwood Avenue (unconsolidated real estate joint venture)	1
1455/1515 Third Street (unconsolidated real estate joint venture)	2
15

Development – placed into service after January 1, 2015	Properties
75/125 Binney Street	1
6040 George Watts Hill Drive	1
2

Redevelopment – under construction	Properties
11 Hurley Street	1
10290 Campus Point Drive	1
9625 Towne Centre Drive	1
10151 Barnes Canyon Road	1
4

Redevelopment – placed into service after January 1, 2015	Properties
225 Second Avenue	1
11055/11065/11075 Roselle Street	3
4

Summary	Properties
Properties under construction:
Development	15
Redevelopment	4
Projects placed into service after January 1, 2015:
Development	2
Redevelopment	4

Acquisitions after January 1, 2015:
640 Memorial Drive	1

Properties held for sale	3
Total properties excluded from Same Properties	29

Same Properties	169

Total properties as of March 31, 2016	198

Comparison of the three months ended March 31, 2016, to the three months ended March 31, 2015

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, and a reconciliation of NOI to income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Same Properties	$127,023	$122,626	$4,397	3.6%
Non-Same Properties	31,253	20,982	10,271	49.0
Total rental	158,276	143,608	14,668	10.2

Same Properties	44,071	42,204	1,867	4.4
Non-Same Properties	8,526	6,190	2,336	37.7
Total tenant recoveries	52,597	48,394	4,203	8.7

Same Properties	11	12	(1)	(8.3)
Non-Same Properties	5,205	4,739	466	9.8
Total other income	5,216	4,751	465	9.8

Same Properties	171,105	164,842	6,263	3.8
Non-Same Properties	44,984	31,911	13,073	41.0
Total revenues	216,089	196,753	19,336	9.8

Same Properties	51,107	50,858	249	0.5
Non-Same Properties	14,730	10,365	4,365	42.1
Total rental operations	65,837	61,223	4,614	7.5

Same properties	119,998	113,984	6,014	5.3
Non-same properties	30,254	21,546	8,708	40.4
Consolidated net operating income	150,252	135,530	14,722	10.9

Same properties	—	—	—	—
Non-same properties	(6,055)	—	(6,055)	100.0
Less: NOI of consolidated real estate JVs attributable to noncontrolling interest	(6,055)	—	(6,055)	100.0

Same properties	—	—	—	—
Non-same properties	1,068	860	208	24.2
Our share of NOI from unconsolidated real estate JVs	1,068	860	208	24.2

Same properties	119,998	113,984	6,014	5.3
Non-same properties	25,267	22,406	2,861	12.8
Our share of total net operating income	145,265	136,390	8,875	6.5

Other expenses:
General and administrative	15,188	14,387	801	5.6
Interest	24,855	23,236	1,619	7.0
Depreciation and amortization	70,866	58,920	11,946	20.3
Impairment of real estate	28,980	14,510	14,470	99.7
	139,889	111,053	28,836	26.0
Plus: noncontrolling interest share of NOI	6,055	—	6,055	(100.0)
Less: our share of NOI from unconsolidated real estate JVs	(1,068)	(860)	(208)	24.2
Equity in (losses) earnings of unconsolidated real estate JVs	(397)	574	(971)	(169.2)
Income from continuing operations	$9,966	$25,051	$(15,085)	(60.2)%

Our share of NOI – same properties	$119,998	$113,984	$6,014	5.3%	(1)
Our share of straight-line rent revenue & amortization of acquired below-market leases	(4,497)	(5,218)	721	(13.8)
Our share of NOI – same properties (cash basis)	$115,501	$108,766	$6,735	6.2%	(1)

(1)	Same property NOI increased partially due to a 1.0% increase in our same property occupancy to 94.6% from 93.6%.
.

Rental revenues

Total rental revenues for the three months ended March 31, 2016, increased by $14.7 million, or 10.2%, to $158.3 million, compared to $143.6 million for the three months ended March 31, 2015. The increase was primarily due to rental revenues from our Non-Same Properties, which consisted of the following: (i) increase of $9.4 million primarily due to the placement into service subsequent to January 1, 2015, of highly leased development and redevelopment projects, respectively, aggregating 617,530 RSF, and (ii) increase of $912 thousand due to the acquisition of one operating property aggregating 225,504 RSF subsequent to January 1, 2015.

Rental revenues from our Same Properties for the three months ended March 31, 2016, increased by $4.4 million, or 3.6%, to $127.0 million, compared to $122.6 million for the three months ended March 31, 2015. The increase was primarily due to the increase in occupancy for these properties to 94.6% three months ended March 31, 2016, from 93.6% three months ended March 31, 2015.

Tenant recoveries

Tenant recoveries for the three months ended March 31, 2016, increased by $4.2 million, or 8.7%, to $52.6 million, compared to $48.4 million for the three months ended March 31, 2015. This increase is relatively consistent with the increase in our rental operating expenses of $4.6 million, or 7.5%, as discussed under “Rental Operating Expenses” below. Same Properties’ tenant recoveries increased by $1.9 million, or 4.4%, primarily due to one of our Top 20 tenants converting from a gross lease to a triple net lease and as a result of the increase in occupancy for Same Properties, as discussed above.

Other income

Other income for the three months ended March 31, 2016 and 2015, consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Management fee income	$253	$554	$(301)
Interest and other income	854	485	369
Investment income	4,109	3,712	397
Total other income	$5,216	$4,751	$465

Rental operating expenses

Total rental operating expenses for the three months ended March 31, 2016, increased by $4.6 million, or 7.5%, to $65.8 million, compared to $61.2 million for the three months ended March 31, 2015. Approximately $4.4 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to development and redevelopment projects placed into service subsequent to January 1, 2015, and operating properties acquired subsequent to January 1, 2015.

Same Properties’ rental operating expenses increased slightly during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to an increase in operating expenses from higher occupancy and higher property tax offset by lower utility costs due to a milder winter.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2016, increased by $0.8 million, or 5.6%, to $15.2 million, compared to $14.4 million for the three months ended March 31, 2015. General and administrative expenses increased primarily due to the continued growth in both the depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses for the three months ended March 31, 2016 and 2015, on an annualized basis were consistent at 0.7% and 0.7%, respectively.

Interest expense

Interest expense for the three months ended March 31, 2016 and 2015, consisted of the following (dollars in thousands):

	Three Months Ended March 31,
Component	2016	2015	Change
Secured notes payable	$7,028	$7,709	$(681)
Unsecured senior notes payable	20,655	17,405	3,250
Unsecured senior line of credit	2,120	2,072	48
Unsecured senior bank term loans	3,827	3,341	486
Interest rate swaps	158	505	(347)
Amortization of loan fees and other interest	3,166	3,175	(9)
Interest incurred	36,954	34,207	2,747
Capitalized interest	(12,099)	(10,971)	(1,128)
Interest expense	$24,855	$23,236	$1,619

Average debt balance outstanding (1)	$4,066,987	$3,808,007	$258,980
Weighted-average annual interest rate (2)	3.6%	3.6%	—%

(1)	Represents the average debt principal balance outstanding during the three months ended March 31, 2016 and 2015, which excludes the effect of unamortized deferred financing costs.

(2)	Represents annualized total interest expense divided by the average debt balance outstanding in the respective periods, which excludes the effect of amortization of deferred financing costs.

Interest expense increased by $1.6 million during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily as a result of a $2.7 million increase in interest incurred. The increase of $2.7 million in interest incurred was primarily due to a $259.0 million increase in the average debt balance outstanding during the three months ended March 31, 2016, over the average debt balance outstanding during the three months ended March 31, 2015. The increase in average balance outstanding is primarily due to the issuance of our $300 million offering unsecured senior notes payable at a stated interest rate of 4.30% in November 2015. The proceeds from these notes payable were used primarily to partially fund the construction of our development and redevelopment projects.

The increase in interest incurred was slightly offset by an increase of $1.1 million in capitalized interest incurred during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase in capitalized interest is primarily related to an increase in construction activity related to our 3.5 million RSF highly leased value-creation pipeline.
Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2016, increased by $11.9 million, or 20.3%, to $70.9 million, compared to $58.9 million for the three months ended March 31, 2015. Depreciation increased primarily due to additional depreciation from development and redevelopment projects placed into service subsequent to January 1, 2015, and one operating property acquired subsequent to January 1, 2015, as noted above.

Sales of real estate assets

For additional information, refer to the section titled “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to our unaudited consolidated financial statements under Item 1 of this report.

Equity in loss of unconsolidated real estate joint ventures

Equity in loss of unconsolidated real estate joint ventures of $397 thousand for the three months ended March 31, 2016, primarily includes our 27.5% share of the operating results of our property at 360 Longwood Avenue in our Longwood Medical Area submarket of Greater Boston that was placed into service at various dates beginning in the three months ended December 31, 2014. As of March 31, 2016, we had 262,367 RSF, or 63% of this property, in service and occupied, and 151,432 RSF, or 37% of this project, under development. Refer to the section titled “Highly Leased Projects to be Placed into Service in 2016” above for further information regarding the yields expected upon stabilization of this project.

Pro rata operating information

We present our operating and balance sheet information on a pro rata basis adjusted for our share of investments in unconsolidated real estate joint ventures and the share of our consolidated real estate joint ventures owned by noncontrolling interests. We believe this non-GAAP information is useful to our investors as supplemental to disclosures of our operating performance and financial position. Refer to the “Non-GAAP Measures” section appearing elsewhere under Item 2 of this report for a definition of the pro rata basis.

	Three Months Ended March 31, 2016
(In thousands)	Consolidated	Noncontrolling Share of Consolidated JVs	Our Share of Unconsolidated JVs	Our Total Share
Total revenues	$216,089	$(8,190)	$1,855	$209,754
Rental operations	65,837	(2,135)	787	64,489
	150,252	(6,055)	1,068	145,265
Expenses:
General and administrative	15,188	(22)	36	15,202
Interest	24,855	—	686	25,541
Depreciation and amortization	70,866	(2,301)	743	69,308
Impairment of real estate	28,980	—	—	28,980
	139,889	(2,323)	1,465	139,031

Equity in loss from unconsolidated real estate JVs	(397)	—	397	—
Net income	9,966	(3,732)	—	6,234
Net income attributable to noncontrolling interests	(4,030)	3,732	—	(298)	(1)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	5,936	—	—	5,936
Dividends on preferred stock	(5,907)	—	—	(5,907)
Preferred stock redemption charge	(3,046)	—	—	(3,046)
Net income attributable to unvested restricted stock awards	(801)	—	—	(801)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(3,818)	$—	$—	$(3,818)

(1)
Represents net income attributable to redeemable noncontrolling interests. These redeemable interests earn a fixed preferred return of 8.4% rather than a variable return based upon their ownership percentage of the real estate joint venture. Consequently, these interests are excluded from our pro rata calculation.

Pro rata – balance sheet information

	March 31, 2016
(In thousands)	Consolidated	Noncontrolling Share of Consolidated JVs	Our Share of Unconsolidated JVs	Our Total Share
Investments in real estate	$7,741,466	$(313,176)	$171,571	$7,599,861
Investments in unconsolidated real estate JVs	127,165	—	(127,165)	—
Cash and cash equivalents	146,197	(8,888)	3,318	140,627
Other assets	956,704	(19,778)	8,218	945,144
Total assets	$8,971,532	$(341,842)	$55,942	$8,685,632

Secured notes payable	$816,578	$—	$49,485	$866,063
Unsecured debt	3,274,921	—	—	3,274,921
Other liabilities	692,742	(20,271)	6,457	678,928
Total liabilities	4,784,241	(20,271)	55,942	4,819,912

Redeemable noncontrolling interests	14,218	(14,218)	—	—

Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,865,720	—	—	3,865,720
Noncontrolling interests	307,353	(307,353)	—	—
Total equity	4,173,073	(307,353)	—	3,865,720
Total liabilities and equity	$8,971,532	$(341,842)	$55,942	$8,685,632

Consolidated real estate joint ventures

In December 2015, we sold partial interests for the aggregate sales price of approximately $453.1 million in the following Class A properties in three separate transactions to a high-quality institutional investor: (i) 49.9% interest in 1500 Owens Street in our Mission Bay/SoMa submarket, and (ii) 70% interest in 225 Binney Street in our Cambridge submarket, (iii) 40% interest in 409/499 Illinois Street in our Mission Bay/SoMa submarket. Refer to Note 3 – “Investments in Real Estate” and Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements in this report for further discussion of our existing real estate joint ventures.

The following tables set forth pro rata information related to our consolidated real estate joint ventures as of March 31, 2016 (dollars in thousands):

	Three Months Ended March 31, 2016
	Consolidated Real Estate Joint Ventures at 100%
	225 Binney Street	1500 Owens Street	409/499 Illinois Street	Various	Total
Total revenues	$3,937	$3,047	$9,670	$730	$17,384
Rental operations	615	985	2,920	580	5,100
	3,322	2,062	6,750	150	12,284
Expenses:
General and administrative	—	1	7	215	223
Interest	—	—	—	—	—
Depreciation and amortization	976	729	3,054	362	5,121
Net income (loss)	$2,346	$1,332	$3,689	$(427)	$6,940

	Noncontrolling Interests Share of Amounts Above (1)
	225 Binney Street	1500 Owens Street	409/499 Illinois Street		Total
	70%	49.9%	40%	Various (2)
Total revenues	$2,756	$1,521	$3,868	$45	$8,190
Rental operations	430	492	1,168	45	2,135
	2,326	1,029	2,700	—	6,055
Expenses:
General and administrative	—	—	2	20	22
Interest	—	—	—	—	—
Depreciation and amortization	684	364	1,222	31	2,301
Net income (loss)	$1,642	$665	$1,476	$(51)	$3,732

(1)	Represents our partners’ share of operating results from consolidated real estate joint ventures.

(2)
Excludes net income attributable to redeemable noncontrolling interests, aggregating $298 thousand. These redeemable interests earn a fixed preferred return of 8.4% rather than a variable return based upon their ownership percentage of the real estate joint venture. Consequently, these interests are excluded from our pro rata calculation.

	March 31, 2016
	Consolidated Real Estate Joint Ventures at 100%
	225 Binney Street	1500 Owens Street	409/499 Illinois Street	Various		Total
Investments in real estate	$162,484	$82,121	$360,224	$120,742		$725,571
Cash and cash equivalents	4,956	3,077	9,234	4,286		21,553
Other assets	6,968	6,376	23,820	10,153		47,317
Total assets	$174,408	$91,574	$393,278	$135,181		$794,441

Secured notes payable	$—	$—	$—	$—		$—
Other liabilities	3,872	11,288	29,311	10,395		54,866
Total liabilities	3,872	11,288	29,311	10,395		54,866

Redeemable noncontrolling interests	—	—	—	14,218	(1)	14,218

Total equity	170,536	80,286	363,967	110,568		725,357
Total liabilities and equity	$174,408	$91,574	$393,278	$135,181		$794,441

	Noncontrolling Interests Share of Amounts Above (2)
	225 Binney Street	1500 Owens Street	409/499 Illinois Street			Total
	70%	49.9%	40%	Various
Investments in real estate	$113,739	$40,979	$144,089	$14,369		$313,176
Cash and cash equivalents	3,469	1,536	3,693	190		8,888
Other assets	4,878	3,180	9,529	2,191		19,778
Total assets	$122,086	$45,695	$157,311	$16,750		$341,842

Secured notes payable	$—	$—	$—	$—		$—
Other liabilities	2,711	5,632	11,724	204		20,271
Total liabilities	2,711	5,632	11,724	204		20,271

Redeemable noncontrolling interests	—	—	—	14,218	(1)	14,218

Total equity	119,375	40,063	145,587	2,328		307,353
Total liabilities and equity	$122,086	$45,695	$157,311	$16,750		$341,842

(1)
Represents redeemable noncontrolling interests aggregating approximately 37% ownership in one of our consolidated real estate joint ventures. Excluding this entity, the remaining real estate joint venture partners have approximately 3% ownership in the various consolidated real estate joint ventures.

(2)	Represents our partners’ share of balance sheet amounts from consolidated real estate joint ventures.

Unconsolidated real estate joint ventures

We provide the information on our share of investments in unconsolidated real estate joint ventures as we believe this information is useful for investors because it provides our share of the investments in real estate from all properties, including our share of the assets and liabilities of our unconsolidated real estate joint ventures.

360 Longwood Avenue

We are currently developing a building aggregating 413,799 RSF in our Longwood Medical Area submarket of Greater Boston. As of March 31, 2016, we had 262,367 RSF, or 63% of the project, leased and in service. The cost at completion is expected to be approximately $350.0 million. The real estate joint venture has a non-recourse, secured construction loan with commitments aggregating $213.2 million, with a maturity date of April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions. The remaining cost to complete the development is expected to be funded primarily from the remaining Longwood construction loan.

The following table summarizes the Longwood construction loan as of March 31, 2016 (dollars in thousands):

Tranche	Stated Rate	Outstanding Balance	Remaining Commitments	Total
Fixed rate	5.25%	$173,226	$2,015	$175,241
Floating rate (1)	L+3.75%	7,198	30,761	37,959
		180,424	$32,776	$213,200
Unamortized Deferred Financing Costs		470
		$179,954

(1)	Borrowings under the floating rate tranche have an interest rate floor equal to 5.25%, and are subject to an interest rate cap on LIBOR of 3.50%.

We have a 27.5% interest in this unconsolidated real estate joint venture that we account for under the equity method of accounting. Refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” and Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” under Item 1 of this report for additional information. Our investment in this real estate joint venture was $50.1 million as of March 31, 2016.

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

1455/1515 Third Street

In September 2014, Alexandria Real Estate Equities, Inc. and Uber Technologies, Inc. (“Uber”), entered into a real estate joint venture agreement for the development of two buildings aggregating 422,980 RSF situated on two land parcels at 1455/1515 Third Street in our Mission Bay/SoMa submarket of San Francisco. The total purchase price of the two land parcels aggregating $125.0 million was funded by contributions into the real estate joint venture by Uber and us. We have a 51% interest, and Uber has a 49% interest, in this unconsolidated real estate joint venture. The project is expected to be funded by contributions from Uber and us. We are in the process of finalizing the design and construction budget with our partner, and we expect to provide the total estimated cost at completion and estimate of yields in the near future. This project is 100% leased to Uber for a 15-year term.

We account for our investment in this real estate joint venture under the equity method of accounting. Refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” and Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” under Item 1 of this annual report for additional information. Our investment in this real estate joint venture was $77.0 million as of March 31, 2016.

Unconsolidated Real Estate Joint Ventures

The following tables set forth pro rata information related to our unconsolidated real estate joint ventures as of March 31, 2016 (dollars in thousands):

	Three Months Ended March 31, 2016
	Unconsolidated Real Estate Joint Ventures at 100%
	360 Longwood Avenue		1455/1515 Third Street	Total
Total revenue	$6,253		$111	$6,364
Rental operations	2,483		204	2,687
	3,770		(93)	3,677
Expenses:
General and administrative	127		—	127
Interest	2,495		—	2,495
Depreciation and amortization	1,668		132	1,800
Net loss	$(520)		$(225)	$(745)

	Our Share of Amounts Above
	360 Longwood Avenue		1455/1515 Third Street	Total
	27.5%		51%
Total revenue	$1,799	(1)	$56	$1,855
Rental operations	683		104	787
	1,116		(48)	1,068
Expenses:
General and administrative	36		—	36
Interest	686		—	686
Depreciation and amortization	676		67	743
Net loss	$(282)		$(115)	$(397)

(1)    Includes property management fees earned by us.

	March 31, 2016
	Unconsolidated Real Estate Joint Ventures at 100%
	360 Longwood Avenue		1455/1515 Third Street	Total
Investments in real estate	$310,679		$142,994	$453,673
Cash and cash equivalents	7,606		2,402	10,008
Other assets	20,008		2,506	22,514
Total assets	$338,293		$147,902	$486,195

Secured notes payable (1)	$179,954	(2)	$—	$179,954
Other liabilities	10,039		6,159	16,198
Total liabilities	189,993		6,159	196,152

Total equity	148,300		141,743	290,043
Total liabilities and equity	$338,293		$147,902	$486,195

	Our Share of Amounts Above (3)
	360 Longwood Avenue		1455/1515 Third Street	Total
	27.5%		51%
Investments in real estate	$94,049		$77,522	$171,571
Cash and cash equivalents	2,093		1,225	3,318
Other assets	6,701		1,517	8,218
Total assets	$102,843		$80,264	$183,107

Secured notes payable (1)	$49,485	(2)	$—	$49,485
Other liabilities	3,241		3,216	6,457
Total liabilities	52,726		3,216	55,942

Total equity	50,117		77,048	127,165
Total liabilities and equity	$102,843		$80,264	$183,107

(1)	Includes unamortized deferred financing costs.

(2)
Represents a non-recourse, secured construction loan with aggregate commitments of $213.2 million, of which $175.2 million bears interest at a fixed rate of 5.25% and $38.0 million bears interest at a floating rate of LIBOR + 3.75%, with a floor of 5.25%. Borrowings under the floating rate tranche are subject to an interest rate cap on LIBOR of 3.50%. The maturity date of the loan is April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(3)	Amounts include costs incurred directly by us outside of the real estate joint ventures.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we have updated guidance for EPS attributable to Alexandria’s common stockholders – diluted and FFO per share attributable to Alexandria’s common stockholders – diluted, each for the year ending December 31, 2016, as set forth in the table below. The table below provides a reconciliation of FFO per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to EPS, the most directly comparable GAAP measure, and other key assumptions included in our guidance for the year ending December 31, 2016.

	Period Recognized		Total		Per Share	FFO per Share – Diluted	FFO per Share – Diluted, As Adjusted
Summary of Key Changes in Guidance	1Q16	April 2016
Preferred stock redemption charge	$3,046	$—	$3,046		$0.04	Included	Excluded
Impairment charge related to real estate in Asia:
Land parcels located in India	$28,980	$64,789	$93,769	(1)	$1.29	Included	Excluded
Rental properties	$—	$88,179	$88,179	(1)	$1.21	Excluded	Excluded

(1)	Refer to the section titled “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to our accompanying consolidated financial statements under Item 1 of this report.

EPS and FFO per Share Attributable to Alexandria’s Common Stockholders – Diluted (1)
Earnings per share	$(1.04) to $(0.94)
Add: depreciation and amortization	4.00
Add: impairment of real estate – rental properties	1.21
Other	(0.02)
FFO per share	$4.15 to $4.25
Add: preferred stock redemption charge	0.04
Add: impairment of real estate – land parcels	1.29
Other	(0.02)
FFO per share, as adjusted	$5.46 to $5.56

(1)
In 2016, we expect to amend and extend the maturity date of our $1.5 billion unsecured senior line of credit. Our guidance for the year ending December 31, 2016, excludes the potential loss on early extinguishment of debt related to the write-off of any unamortized loan fees as a result of the amendment.

Key Assumptions (Dollars in thousands)	2016 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2016	96.5%	97.1%

Lease renewals and re-leasing of space:
Rental rate increases	14.0%	17.0%
Rental rate increases (cash basis)	6.0%	9.0%

Same property performance:
NOI increase	2.0%	4.0%
NOI increase (cash basis)	3.5%	5.5%

Straight-line rent revenue	$51,000	$56,000
General and administrative expenses	$59,000	$64,000
Capitalization of interest	$45,000	$55,000
Interest expense	$108,000	$118,000

2016 Guidance
Key Credit Metrics
Net debt to Adjusted EBITDA – fourth quarter annualized	6.5x to 6.9x
Fixed-charge coverage ratio – fourth quarter annualized	3.0x to 3.5x
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2016	10% to 15%

Net Debt to Adjusted EBITDA (1)	Liquidity

7.4x
6.9x to 6.5x
<6.0x
3/31/16
12/31/16
Target
Goal

	$2B

		(in millions)
	Availability under our $1.5 billion unsecured senior line of credit	$1,201
	Remaining construction loan commitments (2)	566
	Available-for-sale equity securities, at fair value	85
	Cash and cash equivalents	146
		$1,998

Fixed-Charge Coverage Ratio (1)	Unencumbered NOI (3)

3.6x
3.3x
3.5x to 3.0x
12/31/15
3/31/16
Target
Range

	81%

(1)	Quarter annualized.

(2)
This amount includes remaining commitments available for borrowing aggregating $269.3 million related to existing construction loans as of March 31, 2016, and additional available construction loan commitments aggregating $304.3 million on a secured construction loan that we closed in April 2016. This excludes $7.2 million of remaining commitments that were extinguished upon the repayment in April 2016 of the outstanding $47.8 million balance of one construction loan.

(3)	For the three months ended March 31, 2016.

As of March 31, 2016, we had CIP related to our 11 development projects and four redevelopment projects. The completion of these projects, along with projects recently placed into service, certain future projects, and operations from Same Properties, is expected to contribute significant increases in rental income, NOI, and cash flows. Operating performance assumptions related to the completion of our development and redevelopment projects, including the timing of initial occupancy, stabilization dates, and initial stabilized yield, are included in the “Value-Creation Projects and External Growth” section in Item 2 of this report. Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the “Projected Construction Spending” table in the “Summary of Capital Expenditures” subsection of the “Value-Creation Projects and External Growth” section in Item 2 of this report.

The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs, because these project costs will no longer qualify for capitalization and will therefore be expensed as incurred. Our projection assumptions for Same Properties NOI growth, rental rate growth, straight-line rent, general and administrative expenses, capitalization of interest, and interest expense are included in the tables above and are subject to a number of variables and uncertainties, including those discussed under the “Forward-Looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7 of our annual report on Form 10-K for the year ended December 31, 2015. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, and scheduled debt maturities, through net cash provided by operating activities, periodic asset sales, strategic real estate joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

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

•
Maintain significant liquidity from net cash provided by operating activities, cash and cash equivalents, available-for-sale equity securities, and available borrowing capacity under our unsecured senior line of credit and available commitments under our secured construction loans;

•	Reduce the aggregate amount of outstanding unsecured bank debt under our unsecured senior line of credit and unsecured senior term loans;

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

	As of March 31, 2016
Facility	Balance		Maturity Date (2)	Applicable Margin	Facility Fee
$1.5 billion unsecured senior line of credit	$299,000		January 2019	L+1.10%	0.20%
2019 Unsecured Senior Bank Term Loan	$597,035	(1)	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	$347,602	(1)	January 2021	L+1.10%	N/A

(1)	Amounts are net of unamortized deferred financing costs.

(2)	Includes any extension options that we control.

The maturity date of the unsecured senior line of credit is January 2019, assuming we exercise our sole right to extend the stated maturity date, twice, by an additional six months after each exercise. Borrowings under the unsecured senior line of credit bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement plus, in either case, a specified margin (“the Applicable Margin”). The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit is based on our existing credit rating as set by certain rating agencies. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the Applicable Margin of LIBOR+1.10%. In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of March 31, 2016, were as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Leverage Ratio	Less than or equal to 60.0%	37.3%
Secured Debt Ratio	Less than or equal to 45.0%	7.5%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.23x
Unsecured Leverage Ratio	Less than or equal to 60.0%	41.7%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	5.91x

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

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% unsecured senior notes payable (“2.75% Unsecured Senior Notes”), 4.60% unsecured senior notes payable (“4.60% Unsecured Senior Notes”), 3.90% unsecured senior notes payable (“3.90% Unsecured Senior Notes”), 4.30% unsecured senior notes payable (“4.30% Unsecured Senior Notes”), and 4.50% unsecured senior notes payable (“4.50% Unsecured Senior Notes”) as of March 31, 2016, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	41%
Secured Debt to Total Assets	Less than or equal to 40%	8%
Consolidated EBITDA to Interest Expense	Greater than or equal to 1.5x	6.2x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	243%

(1)
For definitions of the ratios, refer to the indenture at Exhibits 4.3 and 4.13 hereto and the related supplemental indentures at Exhibits 4.4, 4.7, 4.9, 4.11, and 4.14 hereto, which are each listed under Item 6 of this report.

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

Sources and Uses of Capital (In thousands)	2016 Guidance
	Low	High	Mid-point
Sources of capital for construction:
Net cash provided by operating activities after dividends	$115,000	$135,000	$125,000
Debt funding from growth in EBITDA	260,000	240,000	250,000
Internally generated sources	375,000	375,000	375,000
Asset sales minimum target	300,000	400,000	350,000
Other capital/sales of available-for-sale equity securities	125,000	125,000	125,000
Total sources/projected construction uses	$800,000	$900,000	$850,000

Sources of capital for acquisitions:
Debt funding from growth in EBITDA	$45,000	$45,000	$45,000
Other capital	105,000	205,000	155,000
Total sources/projected acquisitions uses (1)	$150,000	$250,000	$200,000

Incremental debt (included above):
Issuance of unsecured senior notes payable	$400,000	$550,000	$475,000
Borrowings under secured construction loans	175,000	225,000	200,000
Repayments of secured notes payable	(190,000)	(290,000)	(240,000)
Unsecured senior line of credit/other	(80,000)	(200,000)	(140,000)
Incremental debt	$305,000	$285,000	$295,000

(1)
Includes acquisition price of 88 Bluxome Street in our Mission Bay/SoMa submarket of San Francisco that we expect to complete during the second half of 2016. Also includes the purchase of the remaining noncontrolling interest outstanding at Alexandria Technology Square® for $54.0 million completed in April 2016.

The key assumptions behind the sources and uses of capital in the table above are a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed under the “Forward-Looking Statements” section of Part I, the “Risk Factors” section of Item 1A, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under Item 7 of our annual Report on Form 10-K for the year ended December 31, 2015. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $115.0 million to $135.0 million of net cash flows from operating activities after payment of common stock and preferred stock dividends during 2016. For the year ending December 31, 2016, we expect that our highly pre-leased value-creation projects, along with recently delivered projects, certain future projects, and contributions from Same Properties, will provide for significant increases compared to the year ended December 31, 2015, in rental income, NOI, and cash flows. Refer to the “Cash Flows” section under Item 2 of this report for a discussion of net cash provided by operating activities for the three months ended March 31, 2016.

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

For additional information, refer to the section titled “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to our unaudited consolidated financial statements under Item 1 of this report and the “Real Estate Asset Sales” subsection of the “Value-Creation Projects and External Growth” section under Item 2 of this report. The sale of non-strategic assets in our value-creation pipeline, and non-core/“core-like” operating asset provides a significant source of capital to fund our highly pre-leased value-creation development and redevelopment projects.

Liquidity

The following table presents the availability under our unsecured senior line of credit, secured construction loans, and cash and cash equivalents as of March 31, 2016 (dollars in thousands):

Description	Stated Rate	Total Aggregate Commitments	Outstanding Balance	Remaining Commitments
$1.5 billion unsecured senior line of credit	L+1.10%	$1,500,000	$299,000	$1,201,000
259 East Grand Avenue/San Francisco	L+1.50%	55,000	47,821	7,179
75/125 Binney Street/Greater Boston	L+1.35%	250,400	188,120	62,280
50/60 Binney Street/Greater Boston	L+1.50%	350,000	150,162	199,838
		$2,155,400	$685,103	1,470,297
Available-for-sale equity securities, at fair value				85,387
Cash and cash equivalents				146,197
Total liquidity as of March 31, 2016				$1,701,881

Commitments subsequent to March 31, 2016 (1)	L+2.00%	304,281	—	304,281
Construction loan repaid in April 2016	L+1.50%	(55,000)	(47,821)	(7,179)
				$1,998,983

(1)
In April 2016, we closed a secured construction loan with commitments available for borrowing aggregating $304.3 million for our development project at 100 Binney Street in our Cambridge submarket, which bears interest at a rate of LIBOR+200 bps.

Refer to Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our secured construction loans.

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

Debt

We expect to fund a significant portion of our capital needs in 2016 from the issuance of unsecured senior notes payable, borrowings available under existing secured construction loans, unsecured senior line of credit, and secured construction loans.

During the three months ended March 31, 2016, we repaid three secured notes payable aggregating $57.2 million with a weighted-average effective interest rate of 4.36%.

Cash and cash equivalents

As of March 31, 2016, and December 31, 2015, we had $146.2 million and $125.1 million, respectively, of cash and cash equivalents. We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and certain capital expenditures, including expenditures related to construction activities.

Restricted cash

Restricted cash consisted of the following as of March 31, 2016, and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Funds held in trust under the terms of certain secured notes payable	$7,590	$15,906
Funds held in escrow related to construction projects and investing activities	5,040	10,040
Other restricted funds	2,255	2,926
Total	$14,885	$28,872

“At the market” common stock offering program

In December 2015, we established an “at the market” common stock offering program, under which we may sell, from time to time, up to an aggregate of $450.0 million of our common stock through our various sales agents during a three-year period. During the three months ended March 31, 2016, we sold an aggregate of 293,235 shares of common stock for gross proceeds of $25.9 million, or $88.44 per share, and net proceeds of approximately $25.3 million, including commissions and other expenses of approximately $0.6 million. We used the proceeds from the sales to reduce amounts outstanding under our unsecured senior line of credit. As of March 31, 2016, the remaining amount available under our current program through the future stock sales was approximately $349.1 million.

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

We also hold interests, together with certain third parties, in real estate joint ventures that are not consolidated in our financial statements. The following table presents information related to debt held by one of our unconsolidated real estate joint ventures (dollars in thousands):

Loan Collateral	Total Commitments	Total Outstanding	Partners’ Share	ARE’s 27.5% Share	Maturity Date		Interest Rate
360 Longwood Avenue	$213,200	$180,424	$130,807	$49,617	4/1/17	(1)	5.25%	(2)
Unamortized deferred financing costs		470	341	132
		$179,954	$130,466	$49,485

(1)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(2)	Secured construction loan bears interest at LIBOR + 3.75%, with a floor of 5.25%.

The unconsolidated real estate joint venture with Uber is 100% funded through equity contributions by Uber and us.

Uses of capital

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, predevelopment, and construction of properties. We currently have projects in our visible growth pipeline aggregating 3.5 million RSF of office/laboratory and tech office space, including two unconsolidated real estate joint venture development projects. We incur capitalized construction costs related to development, redevelopment, predevelopment, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “Summary of Capital Expenditures” in Item 2 of this report for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2016 and 2015, of $12.1 million and $11.0 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, aggregating $3.3 million and $3.5 million for the three months ended March 31, 2016 and 2015, respectively. The increase in capitalized interest and payroll costs was primarily due to approximately 769,112 RSF related to development and redevelopment projects placed into service since January 1, 2015. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. When construction activities cease, the asset is transferred out of CIP and classified as rental property. Also, if vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel is classified as land held for future development. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $1.5 million for the three months ended March 31, 2016.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the three months ended March 31, 2016 and 2015 were $8.1 million and $8.5 million, respectively, of which $3.3 million and $2.8 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

Contractual obligations and commitments

Contractual obligations as of March 31, 2016, consisted of the following (in thousands):

		Payments by Period
	Total	2016	2017-2018	2019-2020	Thereafter
Secured and unsecured debt (1) (2)	$4,119,144	$176,248	$272,218	$1,562,233	$2,108,445
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	762,073	93,324	223,308	175,380	270,061
Estimated interest payments on variable-rate debt (4)	24,206	2,980	10,496	10,730	—
Ground lease obligations	611,428	10,997	25,478	22,552	552,401
Other obligations	6,637	1,166	3,322	1,810	339
Total	$5,523,488	$284,715	$534,822	$1,772,705	$2,931,246

(1)	Amounts represent principal amounts due and exclude unamortized premiums, discounts, and deferred financing costs reflected on the consolidated balance sheets.

(2)	Payment dates reflect any extension options that we control.

(3)
Estimated interest payments on our fixed-rate and hedged variable-rate debt are based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt are based on the interest rates in effect as of March 31, 2016.

Secured notes payable

Secured notes payable as of March 31, 2016, consisted of 10 notes secured by 21 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.90% as of March 31, 2016. As of March 31, 2016, the total book values of rental properties, land held for future development, and CIP securing debt were approximately $1.6 billion. As of March 31, 2016, our secured notes payable, including unamortized discounts, were composed of approximately $359.9 million and $456.6 million of fixed- and variable-rate debt, respectively.

Estimated interest payments

Estimated interest payments on our fixed-rate debt and hedged variable-rate debt were calculated based upon contractual interest rates, including the impact of interest rate swap agreements, interest payment dates, and scheduled maturity dates. As of March 31, 2016, approximately 85% of our debt was fixed-rate debt or variable-rate debt subject to interest rate swap agreements. Refer to Note 9 – “Interest Rate Swap Agreements” to our unaudited consolidated financial statements appearing under Item 1 of this report for further information. The remaining 15% of our debt as of March 31, 2016, was unhedged variable-rate debt based primarily on LIBOR. Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of March 31, 2016. Refer to additional information regarding our debt under Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements appearing under Item 1 of this report.

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

We have entered into master derivative agreements with each counterparty. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our counterparties to address and minimize certain risks associated with our interest rate swap agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, these agreements are spread among various counterparties. As of March 31, 2016, the largest aggregate notional amount in effect at any single point in time with an individual counterparty under our interest rate swap agreements was $200 million. If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate swap agreements.

Ground lease obligations

Ground lease obligations as of March 31, 2016, included leases for 29 of our properties, which accounted for approximately 15% of our total number of properties and three land development parcels. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $9.6 million as of March 31, 2016, our ground lease obligations have remaining lease terms ranging from approximately 40 to 100 years, including extension options.

Commitments

As of March 31, 2016, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $890.0 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We have a commitment to contribute our share of equity into one of our unconsolidated real estate joint ventures to complete the development of buildings aggregating approximately 422,980 RSF by 2018. Our share of estimated costs to complete this project is approximately $220 to $260 per square foot as of March 31, 2016. We have no obligation to provide additional funding to our other unconsolidated real estate joint venture. We are also committed to funding approximately $92.7 million for certain non-real estate investments over the next several years.

In addition, we have letters of credit and performance obligations aggregating $28.4 million primarily related to our construction management requirements in North America.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Net cash provided by operating activities	$101,782	$106,841	$(5,059)
Net cash used in investing activities	$(171,122)	$(170,052)	$(1,070)
Net cash provided by financing activities	$90,780	$67,671	$23,109

Operating activities

Cash flows provided by operating activities for the three months ended March 31, 2016 and 2015, consisted of the following amounts (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Net cash provided by operating activities	$101,782	$106,841	$(5,059)
Add: changes in operating assets and liabilities	(583)	(16,590)	16,007
Net cash provided by operating activities before changes in operating assets and liabilities	$101,199	$90,251	$10,948

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the timing of completion of development projects, the timing of completion of redevelopment projects, and the timing of acquisitions of operating properties. Net cash provided by operating activities for the three months ended March 31, 2016, decreased to $101.8 million, compared to $106.8 million for the three months ended March 31, 2015, due to the timing of payments for operating assets and liabilities. Net cash provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2016, increased by $10.9 million, or 12.1%, to $101.2 million, compared to $90.3 million for the three months ended March 31, 2015. This increase was primarily attributable to an increase in our total NOI from continuing operations of $8.9 million, or 6.5%, to $145.3 million for the three months ended March 31, 2016, compared to $136.4 million for the three months ended March 31, 2015, as a result of our highly leased development and redevelopment projects placed into service subsequent to January 1, 2015, partially offset by an increase in interest expense, reflecting a decrease in the amount of interest capitalized as a result of our development and redevelopment projects placed into service, as noted above.

Investing activities

Cash flows used in investing activities for the three months ended March 31, 2016 and 2015, consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Proceeds from sales of real estate	$—	$67,616	$(67,616)
Additions to real estate	(159,501)	(104,632)	(54,869)
Purchase of real estate	—	(93,938)	93,938
Additions to investments	(22,085)	(15,118)	(6,967)
Sales of investments	10,913	2,345	8,568
Investments in unconsolidated real estate joint ventures	(449)	(2,539)	2,090
Repayment of notes receivable	—	4,214	(4,214)
Other	—	(28,000)	28,000
Net cash used in investing activities	$(171,122)	$(170,052)	$(1,070)

Value-creation opportunities and external growth

For information on our key development and redevelopment projects for the three months ended March 31, 2016, refer to “Development, Redevelopment, and Future Value-Creation Projects” located earlier under Item 2 of this report.

Financing activities

Cash flows provided by financing activities for the three months ended March 31, 2016 and 2015, consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Borrowings from secured notes payable	$64,922	$29,585	$35,337
Repayments of borrowings from secured notes payable	(58,657)	(7,934)	(50,723)
Proceeds from issuance of unsecured senior notes payable	—	—	—
Borrowings from unsecured senior line of credit	555,000	167,000	388,000
Repayments of borrowings from unsecured senior line of credit	(407,000)	(50,000)	(357,000)
Repayments of borrowings from unsecured senior bank term loans	—	—	—
Changes related to debt	154,265	138,651	15,614

Redemption of Series D cumulative convertible preferred stock	(25,618)	—	(25,618)
Proceeds from the issuance of common stock	25,278	—	25,278
Dividend payments	(62,737)	(59,542)	(3,195)
Contributions by noncontrolling interests	—	340	(340)
Distributions to noncontrolling interests	(1,927)	(9,846)	7,919
Other	7,939	(1,932)	9,871
Net cash provided by financing activities	$97,200	$67,671	$29,529

Dividends

During the three months ended March 31, 2016 and 2015, we paid the following dividends (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Common stock dividends	$56,490	$53,295	$3,195
Series D convertible preferred stock dividends	4,150	4,150	—
Series E preferred stock dividends	2,097	2,097	—
	$62,737	$59,542	$3,195

The increase in dividends paid on our common stock was primarily due to an increase in the related dividends to $0.80 per common share for the three months ended March 31, 2016, from $0.74 per common share for the three months ended March 31, 2015.

Inflation

As of March 31, 2016, approximately 96% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2015, for a discussion of our critical accounting policies, which include rental properties; land held for future development; CIP; impairment of long-lived assets; capitalization of costs; accounting for investments; interest rate swap agreements; recognition of rental income and tenant recoveries; and monitoring of tenant credit quality. There were no significant changes to these policies during the three months ended March 31, 2016.

Non-GAAP measures

FFO and FFO, as adjusted (attributable to Alexandria Real Estate Equities, Inc.’s common stockholders)

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the NAREIT Board of Governors established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that FFO, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences caused by investment and disposition decisions, financing decisions, terms of securities, capital structures, and capital market transactions. We compute FFO in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance (the “NAREIT White Paper”). The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels) plus real estate-related depreciation and amortization, and after adjustments for our share of consolidated and unconsolidated partnerships and real estate joint ventures. Impairments of real estate relate to decreases in the fair value of real estate due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period. Impairments of real estate represent the write-down of assets when fair value over the recoverability period is less than the carrying value. We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper less/plus significant gains/losses on the sale of investments, plus losses on early extinguishment of debt, preferred stock redemption charges, impairments of non-depreciable real estate and land parcels, impairments of investments, deal costs, and the amount of such items that is allocable to our unvested restricted stock awards. Our calculations of FFO and FFO, as adjusted, may differ from those methodologies utilized by other equity REITs for similar performance measurements and, accordingly, may not be comparable to those of other equity REITs. Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.
AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders

AFFO is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute AFFO to include our share of amounts from consolidated and unconsolidated real estate joint ventures by adding to or deducting from FFO, as adjusted: (i) non-revenue-enhancing building improvements (excluding amounts recoverable from our tenants), non-revenue-enhancing tenant improvements and leasing commissions (excluding revenue-enhancing and development and redevelopment expenditures); (ii) effects of straight-line rent revenue and straight-line rent expense on ground leases; (iii) capitalized income from development projects; (iv) amortization of acquired above- and below-market leases, loan fees, and debt premiums/discounts; (v) stock compensation expense; and (vi) allocation of AFFO attributable to unvested restricted stock awards.

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

AFFO is not intended to represent cash flow for the period, and is intended only to provide an additional measure of performance. We believe that net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders is the most comparable to GAAP financial measure to AFFO. We believe that AFFO is a widely recognized measure of the operations of equity REITs, and presenting AFFO will enable investors to assess our performance in comparison to other equity REITs. However, other equity REITs may use different methodologies for calculating AFFO, and accordingly, our AFFO may not be comparable to AFFO calculated by other equity REITs. AFFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

The following table presents a reconciliation of net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, the most directly comparable financial measure calculated and presented in accordance with GAAP, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, for the periods below (in thousands):

	Three Months Ended March 31,
	2016	2015
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$(3,818)	$17,786
Depreciation and amortization	69,308	59,202
Impairment of real estate – rental properties	—	14,510
Allocation to unvested restricted stock awards	(80)	(166)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted (1)	65,410	91,332
Impairment of real estate – land parcels (2)	28,980	—
Preferred stock redemption charge	3,046	—
Allocation to unvested restricted stock awards	(358)	—
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	97,078	91,332
Non-revenue-enhancing capital expenditures:
Building improvements	(2,318)	(2,278)
Tenant improvements and leasing commissions	(2,475)	(5,775)
Straight-line rent revenue	(12,492)	(10,697)
Straight-line rent expense on ground leases	592	363
Amortization of acquired below-market leases	(974)	(933)
Amortization of loan fees	2,792	2,835
Amortization of debt premiums	(86)	(82)
Stock compensation expense	5,439	3,690
Allocation to unvested restricted stock awards	106	118
AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$87,662	$78,573

(1)	Calculated in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance.

(2)	Refer to the section titled “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to our accompanying consolidated financial statements under Item 1 of this report.

The following table presents a reconciliation of earnings per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, to FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and AFFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, for the periods below. Amounts allocable to unvested restricted stock awards are not material and are not presented separately within the table below. Per share amounts may not add due to rounding.

	Three Months Ended March 31,
	2016	2015
EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$(0.05)	$0.25
Depreciation and amortization	0.95	0.83
Impairment of real estate – rental properties	—	0.20
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted (1)	0.90	1.28
Impairment of real estate – land parcels	0.40	—
Preferred stock redemption charge	0.04	—
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	1.34	1.28
Non-revenue-enhancing capital expenditures:
Building improvements	(0.03)	(0.03)
Tenant improvements and leasing commissions	(0.04)	(0.08)
Straight-line rent revenue	(0.17)	(0.15)
Straight-line rent expense on ground leases	0.01	0.01
Amortization of acquired below-market leases	(0.01)	(0.01)
Amortization of loan fees	0.04	0.03
Stock compensation expense	0.07	0.05
AFFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.21	$1.10

Weighted-average shares of common stock outstanding for calculating FFO, FFO, as adjusted, and AFFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	72,584	71,366

(1)	Calculated in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance.

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

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$9,966	$25,008
Net income attributable to noncontrolling interests	(4,030)	—
Interest (1)	25,541	23,240
Income taxes	1,095	1,122
Depreciation and amortization:
Consolidated	70,866	58,920
Noncontrolling interests share of consolidated real estate joint ventures	(2,301)	—
Our share of unconsolidated real estate joint ventures	743	282
Depreciation and amortization	69,308	59,202
EBITDA	101,880	108,572
Stock compensation expense	5,439	3,690
Impairment of real estate	28,980	14,510
Adjusted EBITDA	$136,299	$126,772

(1)	Refer to calculation under “Fixed-charge coverage ratio” within this section.

Adjusted EBITDA margins

We calculate Adjusted EBITDA margins by dividing Adjusted EBITDA by total revenues. Because our total revenues exclude revenues from discontinued operations, for purposes of calculating the margin ratio, we exclude the Adjusted EBITDA from our discontinued operations for each period presented. We believe excluding Adjusted EBITDA from our discontinued operations improves the consistency and comparability of the Adjusted EBITDA margins from period to period. Likewise, our Adjusted EBITDA is presented on a pro rata basis, to include our share of Adjusted EBITDA from consolidated and unconsolidated real estate joint ventures. Therefore, revenues are presented with only our pro rata share of revenues from consolidated and unconsolidated real estate joint ventures to improve the consistency and comparability from period to period.

The following table reconciles Adjusted EBITDA to Adjusted EBITDA – excluding discontinued operations (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA	$136,299	$126,772
Add back: operating loss from discontinued operations	—	43
Adjusted EBITDA – excluding discontinued operations	$136,299	$126,815

Revenues:
Consolidated	$216,089	$196,753
Noncontrolling interests share of consolidated real estate joint ventures	(8,190)	—
Our share of unconsolidated real estate joint ventures	1,855	—
Revenues	$209,754	$196,753

Adjusted EBITDA margins	65%	64%

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

Fixed-charge coverage ratio

Fixed-charge coverage ratio is the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy financing obligations and preferred stock dividends. We compute the fixed-charge coverage ratio on a pro rata basis to include only our share of amounts from consolidated and unconsolidated real estate joint ventures. Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and amortization of debt (premiums) discounts. The fixed-charge coverage ratio calculation below is not directly comparable to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this quarterly report on Form 10-Q for the three months ended March 31, 2016, and on our annual report on Form 10-K for the year ended December 31, 2015.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA	$136,299	$126,772

Interest:
Consolidated	$24,855	$23,236
Noncontrolling interests share of consolidated real estate joint ventures	—	—
Our share of unconsolidated real estate joint ventures	686	4
Interest	25,541	23,240
Capitalized interest:
Consolidated	12,099	10,971
Noncontrolling interests share of consolidated real estate joint ventures	—	—
Our share of unconsolidated real estate joint ventures	—	588
Capitalized interest	12,099	11,559
Amortization of loan fees:
Consolidated	(2,759)	(2,834)
Noncontrolling interests share of consolidated real estate joint ventures	—	—
Our share of unconsolidated real estate joint ventures	(33)	(1)
Amortization of loan fees	(2,792)	(2,835)
Amortization of debt premium	86	82
Cash interest	34,934	32,046
Dividends on preferred stock	5,907	6,247
Fixed charges	$40,841	$38,293

Fixed-charge coverage ratio:
– period annualized	3.3x	3.3x
– trailing 12 months	3.4x	3.3x

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

The following table summarizes the calculation of net debt to Adjusted EBITDA as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
Secured notes payable:
Consolidated	$816,578		$809,818
Noncontrolling interests share of consolidated real estate joint ventures	—		—
Our share of unconsolidated real estate joint ventures	49,485		48,561
Secured notes payable	866,063		858,379
Unsecured senior notes payable (1)	2,031,284		2,030,631
Unsecured senior line of credit	299,000		151,000
Unsecured senior bank term loans (1)	944,637		944,243
Unamortized deferred financing costs:
Consolidated	28,474		30,103
Noncontrolling interests share of consolidated real estate joint ventures	—		—
Our share of unconsolidated real estate joint ventures	131		165
Unamortized deferred financing costs	28,605		30,268
Cash and cash equivalents:
Consolidated	(146,197)		(125,098)
Noncontrolling interests share of consolidated real estate joint ventures	8,888		1,385
Our share of unconsolidated real estate joint ventures	(3,318)		(4,209)
Cash and cash equivalents	(140,627)		(127,922)
Less: restricted cash	(14,885)		(28,872)
Net debt	$4,014,077		$3,857,727

Adjusted EBITDA:
– quarter annualized	$545,196		$586,120
– trailing 12 months	$558,643		$549,116

Net debt to Adjusted EBITDA:
– quarter annualized	7.4	x	6.6	x
– trailing 12 months	7.2	x	7.0	x

(1)	In accordance with the ASU adopted in January 2016 as discussed in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies.”

NOI

NOI is a non-GAAP financial measure equal to income from continuing operations, the most directly comparable GAAP financial measure, excluding loss on early extinguishment of debt, impairment of real estate, depreciation and amortization, interest, general and administrative expense, and net income attributable to noncontrolling interests. These amounts are presented to include our pro rata share of amounts from consolidated and unconsolidated real estate joint ventures. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets, including our pro rata share of amounts from consolidated and unconsolidated real estate joint ventures. NOI on a cash basis is NOI adjusted to exclude the effect of straight-line rent and amortization of below-market lease revenue adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and amortization of below-market lease revenue adjustments to rental revenue.

Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, which provides a perspective not immediately apparent from income from continuing operations. NOI can be used to measure the initial stabilized yields of our properties by calculating the quotient of NOI generated by a property on a straight-line basis, and our investment in the property, excluding the impact of leverage. NOI excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Impairments of real estate have been excluded in deriving NOI because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values. Our calculation of NOI also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to the timing of corporate strategy. Property operating expenses that are included in determining NOI consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. NOI presented by us may not be comparable to NOI reported by other equity REITs, which may define NOI differently. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations as presented in our consolidated statements of income. NOI should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity or our ability to make distributions.

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

Pro rata information

We present operating and balance sheet information on a pro rata basis, which is not in accordance with or intended to be a presentation in accordance with GAAP. The pro rata operating and balance sheet information presents our proportionate economic ownership of all entities that we do not wholly own. We calculate our proportionate share of each financial statement line as follows: (i) for each real estate joint venture that we consolidate in our financial statements but own less than 100%, we apply the noncontrolling interest economic ownership percentage to each financial statement line item to arrive at the amount of such noncontrolling interest share of the operating and balance sheet information for each joint venture; (ii) similarly, we have joint ventures that we do not control, and do not consolidate. We apply our economic ownership percentage to these unconsolidated real estate joint ventures to arrive at our proportionate share of the operating and balance sheet information.

Our pro rata share of assets and liabilities, or the revenues and expenses, does not represent our legal claim to those items. The joint venture agreement, for each entity that we do not wholly own, generally determines what equity holders can receive upon capital events such as sales or refinancing or in the event of a liquidation. Equity holders are normally entitled to their respective legal ownership of any residual cash from a joint venture only after all liabilities, priority distributions and claims have been repaid or satisfied.

We believe pro rata financial information can help investors estimate our economic interest and the impact of partially owned entities. Presenting pro rata financial information provides a perspective not immediately available from consolidated results and one that can supplement consolidated financial statements for the potential impact of  joint ventures on assets and liabilities, or revenues and expenses and other metrics presented, including NOI, same property comparisons, and credit metrics.

Pro rata information is limited as an analytical tool as the overall economic ownership interest does not represent our legal claim to each of our joint ventures’ assets, liabilities, or results of operations. In addition, pro rata financial information may include financial information related to unconsolidated real estate joint ventures that we do not control. Other peers that disclose pro rata financial information may present or compute the information differently, limiting comparative usefulness of the information. We believe that in order to facilitate a clear understanding of our operating results and our total assets and liabilities, pro rata financial information should be examined in conjunction with our consolidated statements of income and balance sheets. Pro rata financial information should not be considered an alternative to our consolidated financial statements, which are prepared in accordance with GAAP.

Same Properties’ NOI

Refer to the discussion of Same Properties and the reconciliation of NOI to income from continuing operations in the “Results of Operations” section earlier in Item 2 of this report.

Our share of unencumbered NOI as a percentage of total net operating income

Our share of unencumbered NOI as a percentage of total net operating income is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets, as it primarily reflects those income and expense items that are incurred at the unencumbered property level. We use our share of unencumbered NOI as a percentage of total net operating income in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under such debt obligations. Our share of unencumbered NOI is derived from assets classified in continuing operations, including our pro rata share of amounts from consolidated and unconsolidated real estate joint ventures, which are not subject to any mortgage, deed of trust, lien, or other security interest, as of the period for which income is presented. Refer to the reconciliation of NOI to income from continuing operations in the “Results of Operations” section earlier in Item 2 of this report.

The following table summarizes unencumbered NOI as a percentage of total NOI for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Our share of unencumbered NOI	$117,698	$111,957
Our share of encumbered NOI	27,567	24,433
Our share of total NOI	$145,265	$136,390
Our share of unencumbered NOI as a percentage of total NOI	81%	82%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans, after considering the effect of our interest rate swap agreements, secured debt, and unsecured senior notes payable as of March 31, 2016 (in thousands):

Annualized impact to future earnings due to variable-rate debt:
Rate increase of 1%	$(3,956)
Rate decrease of 1%	$1,717

Effect on fair value of total consolidated debt and interest rate swap agreements:
Rate increase of 1%	$(162,291)
Rate decrease of 1%	$160,618

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate swap agreements in existence on March 31, 2016. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities. We classify investments in publicly traded companies as available-for-sale and consequently recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss). Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of March 31, 2016 (in thousands):

Equity price risk:
Fair value increase of 10%	$31,616
Fair value decrease of 10%	$(31,616)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the respective local currencies. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income (loss) as a separate component of total equity. Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings, and the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of March 31, 2016 (in thousands):

Impact of potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$(6)
Rate decrease of 10%	$6

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$22,169
Rate decrease of 10%	$(22,169)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Our exposure to market risk elements for the three months ended March 31, 2016 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2016, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

ITEM 5. OTHER INFORMATION

Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated November 3, 2015, which is a part of our Registration Statement on Form S-3 (File No. 333-207762), as amended. Our updated discussion addresses recently enacted tax law changes.

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

4.15*		Form of 4.30% Senior Note due 2026 (included in Exhibit 4.14 above).
10.1	(1)	Third Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, effective January 1, 2016.
10.2	(1)	Fourth Amended and Restated Executive Employment Agreement between the Company and Stephen A. Richardson, effective January 1, 2016.
10.3	(1)	Amended and Restated Executive Employment Agreement between the Company and Peter M. Moglia, effective January 1, 2016.
10.4	(1)	Third Amended and Restated Executive Employment Agreement between the Company and Thomas J. Andrews, effective January 1, 2016.
12.1		Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Federal Income Tax Considerations
101
The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015 (unaudited), (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2016 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

(*) Incorporated by reference.
(1) Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2016.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)