Form 10-Q
period 2016-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2016-08-04
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 15, 2016, 77,973,571 shares of common stock, par value $.01 per share, were outstanding.

i

GLOSSARY

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ABR	Annualized Base Rent
AFFO	Adjusted Funds from Operations
ASU	Accounting Standards Update
ATM	At the Market
CIP	Construction in Progress
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FFO	Funds from Operations
GAAP	U.S. Generally Accepted Accounting Principles
HVAC	Heating, Ventilation, and Air Conditioning
JV	Joint Venture
LEED®	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
NAREIT	National Association of Real Estate Investment Trusts
NOI	Net Operating Income
NYSE	New York Stock Exchange
R&D	Research and Development
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SF	Square Feet/Foot
SoMa	South of Market (submarket of the San Francisco market)
U.S.	United States
VIE	Variable Interest Entity
YTD	Year To Date

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Investments in real estate	$7,774,608	$7,629,922
Investments in unconsolidated real estate joint ventures	132,433	127,212
Cash and cash equivalents	256,000	125,098
Restricted cash	13,131	28,872
Tenant receivables	9,196	10,485
Deferred rent	303,379	280,570
Deferred leasing costs	191,619	192,081
Investments	360,050	353,465
Other assets	104,414	133,312
Total assets	$9,144,830	$8,881,017

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$722,794	$809,818
Unsecured senior notes payable	2,376,713	2,030,631
Unsecured senior line of credit	72,000	151,000
Unsecured senior bank term loans	945,030	944,243
Accounts payable, accrued expenses, and tenant security deposits	593,628	589,356
Dividends payable	67,188	62,005
Total liabilities	4,777,353	4,587,053

Commitments and contingencies

Redeemable noncontrolling interests	9,218	14,218

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Series D cumulative convertible preferred stock	188,864	237,163
Series E cumulative redeemable preferred stock	130,000	130,000
Common stock	766	725
Additional paid-in capital	3,693,807	3,558,008
Accumulated other comprehensive income	8,272	49,191
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	4,021,709	3,975,087
Noncontrolling interests	336,550	304,659
Total equity	4,358,259	4,279,746
Total liabilities, noncontrolling interests, and equity	$9,144,830	$8,881,017

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental	$161,638	$151,805	$319,914	$295,413
Tenant recoveries	54,107	49,594	106,704	97,988
Other income	10,331	2,757	15,547	7,508
Total revenues	226,076	204,156	442,165	400,909

Expenses:
Rental operations	67,325	62,250	133,162	123,473
General and administrative	15,384	14,989	30,572	29,376
Interest	25,025	26,668	49,880	49,904
Depreciation and amortization	70,169	62,171	141,035	121,091
Impairment of real estate	156,143	—	185,123	14,510
Loss on early extinguishment of debt	—	189	—	189
Total expenses	334,046	166,267	539,772	338,543

Equity in (losses) earnings of unconsolidated real estate joint ventures	(146)	541	(543)	1,115
(Loss) income from continuing operations	(108,116)	38,430	(98,150)	63,481
Loss from discontinued operations	—	—	—	(43)
Net (loss) income	(108,116)	38,430	(98,150)	63,438
Net income attributable to noncontrolling interests	(3,500)	(263)	(7,530)	(755)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(111,616)	38,167	(105,680)	62,683
Dividends on preferred stock	(5,474)	(6,246)	(11,381)	(12,493)
Preferred stock redemption charge	(9,473)	—	(12,519)	—
Net income attributable to unvested restricted stock awards	(1,085)	(630)	(1,886)	(1,113)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(127,648)	$31,291	$(131,466)	$49,077

EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$(1.72)	$0.44	$(1.79)	$0.69
Discontinued operations	—	—	—	—
EPS – basic and diluted	$(1.72)	$0.44	$(1.79)	$0.69

Dividends declared per share of common stock	$0.80	$0.77	$1.60	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(108,116)	$38,430	$(98,150)	$63,438
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	15,989	55,401	(31,434)	83,836
Reclassification adjustment for (gains) losses included in net income	(3,061)	1,362	(10,087)	2,465
Unrealized gains (losses) on available-for-sale equity securities, net	12,928	56,763	(41,521)	86,301

Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(3,676)	(1,225)	(10,637)	(4,238)
Reclassification adjustment for amortization to interest expense included in net income	1,865	710	2,023	1,215
Unrealized losses on interest rate hedge agreements, net	(1,811)	(515)	(8,614)	(3,023)

Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(1,364)	(1,507)	2,164	(7,778)
Reclassification adjustment for losses included in net income	7,028	—	7,028	9,236
Unrealized gains (losses) on foreign currency translation, net	5,664	(1,507)	9,192	1,458

Total other comprehensive income (loss)	16,781	54,741	(40,943)	84,736
Comprehensive (loss) income	(91,335)	93,171	(139,093)	148,174
Less: comprehensive income attributable to noncontrolling interests	(3,476)	(237)	(7,506)	(883)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(94,811)	$92,934	$(146,599)	$147,291

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Series D Cumulative Convertible Preferred Stock	Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2015	$237,163	$130,000	72,548,693	$725	$3,558,008	$—	$49,191	$304,659	$4,279,746	$14,218
Net (loss) income	—	—	—	—	—	(105,680)	—	6,935	(98,745)	595
Total other comprehensive loss	—	—	—	—	—	—	(40,919)	(24)	(40,943)	—
Redemption of redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,970)	(5,970)	(595)
Issuances of common stock	—	—	3,948,491	40	367,762	—	—	—	367,802	—
Issuances pursuant to stock plan	—	—	118,012	1	17,800	—	—	—	17,801	—
Sale of and contributions from noncontrolling interests	—	—	—	—	(214)	—	—	30,950	30,736	—
Repurchase of Series D preferred stock	(48,299)	—	—	—	1,508	(12,519)	—	—	(59,310)	—
Dividends declared on common stock	—	—	—	—	—	(121,477)	—	—	(121,477)	—
Dividends declared on preferred stock	—	—	—	—	—	(11,381)	—	—	(11,381)	—
Distributions in excess of earnings	—	—	—	—	(251,057)	251,057	—	—	—	—
Balance as of June 30, 2016	$188,864	$130,000	76,615,196	$766	$3,693,807	$—	$8,272	$336,550	$4,358,259	$9,218

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2016	2015
Operating Activities
Net (loss) income	$(98,150)	$63,438
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	141,035	121,091
Loss on early extinguishment of debt	—	189
Impairment of real estate	185,123	14,510
Equity in losses (earnings) of unconsolidated real estate joint ventures	543	(1,115)
Distributions of earnings from unconsolidated real estate joint ventures	181	648
Amortization of loan fees	5,712	5,723
Amortization of debt premiums	(112)	(182)
Amortization of acquired below-market leases	(1,940)	(1,939)
Deferred rent	(14,568)	(23,193)
Stock compensation expense	11,556	7,744
Investment gains	(20,606)	(13,710)
Investment losses	6,821	7,877
Changes in operating assets and liabilities:
Restricted cash	232	110
Tenant receivables	1,277	1,243
Deferred leasing costs	(13,858)	(24,503)
Other assets	(5,931)	(4,921)
Accounts payable, accrued expenses, and tenant security deposits	(25,207)	(1,610)
Net cash provided by operating activities	172,108	151,400

Investing Activities
Proceeds from sales of real estate	16,905	92,455
Additions to real estate	(363,061)	(226,302)
Purchase of real estate	—	(137,493)
Deposits for investing activities	(75)	(15,501)
Investments in unconsolidated real estate joint ventures	(5,946)	(3,182)
Additions to investments	(52,366)	(52,738)
Sales of investments	21,543	22,474
Repayment of notes receivable	9,036	4,247
Net cash used in investing activities	$(373,964)	$(316,040)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2016	2015
Financing Activities
Borrowings from secured notes payable	$148,722	$42,867
Repayments of borrowings from secured notes payable	(233,168)	(10,075)
Proceeds from issuance of unsecured senior notes payable	348,604	—
Borrowings from unsecured senior line of credit	1,486,000	915,000
Repayments of borrowings from unsecured senior line of credit	(1,565,000)	(595,000)
Repayments of borrowings from unsecured senior bank term loans	—	(25,000)
Change in restricted cash related to financing activities	10,582	(1,520)
Payment of loan fees	(7,927)	(3,559)
Repurchase of Series D cumulative convertible preferred stock	(59,310)	—
Proceeds from the issuance of common stock	367,802	5,052
Dividends on common stock	(115,589)	(106,603)
Dividends on preferred stock	(12,086)	(12,493)
Financing costs paid for sales of noncontrolling interests	(8,093)	—
Contributions from and sale of noncontrolling interests	31,020	340
Distributions to and purchase of noncontrolling interests	(57,998)	(61,890)
Net cash provided by financing activities	333,559	147,119

Effect of foreign exchange rate changes on cash and cash equivalents	(801)	127

Net increase (decrease) in cash and cash equivalents	130,902	(17,394)
Cash and cash equivalents as of the beginning of period	125,098	86,011
Cash and cash equivalents as of the end of period	$256,000	$68,617

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$37,656	$44,332

Non-Cash Investing Activities:
Change in accrued construction	$59,871	$(27,469)
Assumption of secured notes payable in connection with purchase of real estate	$—	$(82,000)

Non-Cash Financing Activities:
Redemption of redeemable noncontrolling interests	$(5,000)	$—
Payable for purchase of noncontrolling interest	$—	$(52,672)

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

Alexandria Real Estate Equities, Inc. (NYSE:ARE), is an urban office REIT uniquely focused on world-class collaborative science and technology campuses in AAA innovation cluster locations with a total market capitalization of $12.4 billion and an asset base in North America of 24.4 million square feet as of June 30, 2016. The asset base in North America includes 18.8 million RSF of operating properties and development and redevelopment projects (under construction or pre-construction), and 5.6 million square feet of future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse tenant base, with approximately 53% of total ABR as of June 30, 2016, generated from investment-grade tenants. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide its innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria, please visit www.are.com.

Our asset base (including consolidated and unconsolidated real estate joint ventures) consisted of the following, as of June 30, 2016:

Square Feet
North America:
Operating properties	15,774,634
Projects under construction or pre-construction:
Projects to be delivered by December 31, 2016	1,056,733
Projects to be delivered in 2017 and 2018	1,987,948
Development and redevelopment projects	3,044,681

Operating properties, including development and redevelopment projects	18,819,315

Future value-creation projects	5,580,988

Value creation pipeline - North America	8,625,669

Gross investments in real estate – North America	24,400,303

Asia:
Operating properties	1,200,683
Land parcels	(1)
Total assets held for sale in Asia	1,200,683

(1)	Aggregating 191 acres.

As of June 30, 2016:

•	Investment-grade tenants represented approximately 53% of our total ABR;

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

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits – that is, (i) we have the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power), and (ii) we have the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements for information on specific real estate joint ventures that qualify as VIEs. If we have a variable interest in a VIE but we are not the primary beneficiary, we account for our investment using the equity method of accounting.

Voting model

If a legal entity fails to meet any of the three characteristics of a VIE (insufficiency of equity, non-substantive voting rights, or lack of controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares, and we determine that other equity holders do not have substantive participating rights. Refer to Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for further information on our unconsolidated real estate joint ventures that qualify for evaluation under the voting model.

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

Long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles are assessed by project and include significant fluctuations in estimated rental revenues less rental operating expenses, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

We use the held for sale impairment model for our properties classified as held for sale. The held for sale impairment model is different from the held and used impairment model. Under the held for sale impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as held for sale.

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities and limited partnerships primarily involved in the science and technology industries. All of our equity investments in actively traded public companies are considered available-for-sale and are reflected in the accompanying consolidated balance sheets at fair value. Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of other comprehensive income. The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income. Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities require accounting under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%. As of June 30, 2016, and December 31, 2015, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from tenants. Tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent. As of June 30, 2016, and December 31, 2015, we had no allowance for uncollectible tenant receivables and deferred rent.

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

Other income

The following is a summary of other income in the accompanying consolidated statements of income for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Management fee income	$81	$257	$334	$811
Interest and other income	574	379	1,428	864
Investment income	9,676	2,121	13,785	5,833
Total other income	$10,331	$2,757	$15,547	$7,508

2.	Basis of presentation and summary of significant accounting policies (continued)

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

In January 2016, the FASB issued an ASU that amended the accounting for equity investments and the presentation and disclosure requirements for financial instruments. The ASU requires equity investments that have a readily determinable fair value (except those accounted for under the equity method of accounting or that result in consolidation) to be measured at fair value with the changes in fair value recognized in earnings. Available-for-sale equity securities that under current GAAP require the recognition of unrealized gains and losses in other comprehensive income will no longer be permitted. An election will be available to measure equity investments without a readily determinable fair value at cost less impairments, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Changes in the carrying value from this measurement will also be reported in current earnings. A cumulative-effect adjustment will be recorded to the beginning balance of retained earnings in the reporting period in which the guidance is adopted. The update is effective for fiscal years beginning after December 15, 2017. As of June 30, 2016, we had $76.1 million of net unrealized gains related to our available-for-sale equity securities in publicly traded companies included in accumulated other comprehensive income on our consolidated statements of comprehensive income.

In February 2016, the FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is expected to impact our consolidated financial statements as we have certain operating ground lease arrangements for which we are the lessee. As of June 30, 2016, the remaining contractual payments under our ground lease agreements aggregated $611.0 million. In addition, the new ASU will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to execution of a lease. Under this ASU, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be classified in initial direct costs and will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact that the adoption of the ASU will have on our consolidated financial statements.

In March 2016, the FASB issued an ASU, which further clarifies an ASU issued in 2014 on recognition of revenue arising from contracts with customers. The core principle underlying this ASU is that entities will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in such exchange. Leases are specifically excluded from this ASU and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently assessing the potential impact the adoption of this ASU will have on our consolidated financial statements.

In June 2016, the FASB issued an ASU that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. We are currently assessing the potential impact the adoption of this ASU will have on our consolidated financial statements.

3.	Investments in real estate

Our consolidated investments in real estate consisted of the following as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
North America:
Land (related to rental properties)	$676,359		$677,649
Buildings and building improvements	6,751,689		6,644,634
Other improvements	336,799		260,605
Rental properties – North America	7,764,847		7,582,888

Development and redevelopment projects (under construction or pre-construction)	1,125,464		917,706
Future value-creation projects – North America	233,696		206,939
Value-creation pipeline – North America	1,359,160		1,124,645

Gross investments in real estate – North America	9,124,007		8,707,533

Gross investments in real estate – Asia	76,561	(1)	237,728

Gross investments in real estate	9,200,568		8,945,261
Less: accumulated depreciation	(1,425,960)		(1,315,339)
Investments in real estate	$7,774,608		$7,629,922

(1)	Refer to “Assets located in Asia” in Note 14 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further information.

Investments in consolidated real estate joint ventures

In June 2016, we entered into a joint venture agreement with TIAA Global Asset Management and affiliates (“TIAA”) to sell a 45% partial interest in 10290 Campus Point Drive, a 304,326 RSF redevelopment project in our University Town Center submarket of San Diego, 100% leased to Eli Lilly and Company.

Additionally, in June 2016, we entered into a separate joint venture agreement with TIAA to sell a 45% partial interest in 10300 Campus Point Drive in our University Town Center submarket of San Diego, consisting of 449,759 RSF primarily leased to Celgene Corporation, Eli Lilly and Company, and The Regents of the University of California.

Gross proceeds from the sale of a partial interest in 10290 Campus Point Drive were $31 million and our partner is expected to fund substantially all of the remaining costs to complete the redevelopment at 10290 Campus Point Drive. The sale of a partial interest in 10300 Campus Point Drive will close in the second half of 2016. Total gross estimated proceeds from these two separate sales of partial interests are approximately $256.3 million. Estimated future proceeds of approximately $45 million, $165 million, and $15 million are expected to be received by us in the third quarter of 2016, the fourth quarter of 2016, and the first quarter of 2017, respectively.

In addition, we have other real estate joint ventures with TIAA, which were previously determined to be VIEs. These joint ventures own the following Class A properties: (i) 70% interest in 225 Binney Street in our Cambridge submarket, (ii) 49.9% interest in 1500 Owens Street in our Mission Bay/SoMa submarket, and (iii) 40% interest in 409/499 Illinois Street in our Mission Bay/SoMa submarket.

Under each of these real estate joint venture arrangements, including our joint venture for 10290 Campus Point Drive, we are the managing member and earn a fee for continuing to manage the day-to-day operations of each property, and in the case of 10290 Campus Point Drive, for managing the redevelopment construction of the project.

3.	Investments in real estate (continued)

For each of our joint ventures with TIAA, including our most recent joint venture at 10290 Campus Point Drive, we first evaluated the partially owned legal entity that owns the property under the variable interest model to determine whether each entity met any of the three characteristics of a VIE, which are as follows:

1)	The entity does not have sufficient equity to finance its activities without additional subordinated financial support.

•
This joint venture has significant equity at risk to fund its activities, as the venture is primarily capitalized by contributions from the members and could obtain, if necessary, non-recourse commercial financing arrangements on customary terms.

2)	The entity is established with non-substantive voting rights.

•
The voting rights of the joint venture require both members to approve major decisions, which results in voting rights that are disproportionate to the members’ economic interest. However, the activities of the joint venture are conducted on behalf of both members, so the voting rights, while disproportionate, are substantive.

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest, as evidenced by lack of substantive kick-out rights or substantive participating rights.

•	The institutional investor lacks substantive kick-out rights, as it may not remove us as the managing member without cause.

•
The institutional investor also lacks substantive participating rights, as day-to-day control is vested in us as the managing member and the major decisions that require unanimous consent are primarily protective in nature.

Based on the analysis detailed in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to these unaudited consolidated financial statements, the institutional investor, as the non-managing member of each of the four joint ventures, lacks the characteristics of a controlling financial interest in each of the joint ventures because it does not have substantive kick-out rights or substantive participating rights. Therefore, the joint ventures meet the criteria to be considered VIEs and, therefore, are evaluated for consolidation under the VIE model.

After determining that these joint ventures are VIEs, we determined that we are the primary beneficiary of each real estate joint venture, as, in our capacity as managing member, we have the power to make decisions that most significantly impact operations and economic performance of the joint ventures. In addition, through our investment in each joint venture, we have the right to receive benefits and participate in losses that can be significant to the VIEs. Based on this evaluation we concluded that we are the primary beneficiary of each joint venture, and therefore, we consolidate each entity.

The sale of a partial interest in 10290 Campus Point Drive closed on June 29, 2016. We retained a controlling interest in the joint venture following the sale, and therefore, continued to consolidate this entity. As a result, we accounted for the proceeds received from the partial sale as an equity financing transaction. The difference of $214 thousand between the net sales proceeds of approximately $30.7 million and our historical cost basis of $30.9 million was recorded as a reduction to additional paid-in capital. This transaction did not qualify as a sale of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost.

3.	Investments in real estate (continued)

The following table aggregates the balance sheet information of our consolidated VIEs as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Investments in real estate	$770,505	$608,474
Cash and cash equivalents	15,819	2,060
Other assets	40,082	37,633
Total assets	$826,406	$648,167

Secured notes payable	$—	$—
Other liabilities	58,732	38,666
Total liabilities	58,732	38,666
Alexandria Real Estate Equities, Inc.’s share of equity	432,847	307,220
Noncontrolling interests’ share of equity	334,827	302,281
Total liabilities and equity	$826,406	$648,167

In determining whether to aggregate the balance sheet information of our consolidated VIEs, we considered the similarity of each VIE, including the primary purpose of these entities to own, manage, operate, and lease real estate properties owned by the VIEs, and the similar nature of our involvement in each VIE as a managing member. Due to the similarity of the characteristics of each VIE, we present the aggregated balance sheet information of these entities.

There are no creditors or other partners of our consolidated VIEs who have recourse to our general credit. Our maximum exposure to all our VIEs is limited to our variable interests in each VIE.

Purchase of noncontrolling interest

During the three months ended June 30, 2016, we completed the purchase of the remaining outstanding noncontrolling interest in our campus at Alexandria Technology Square® in our Cambridge submarket. For additional information, refer to Note 13 – “Noncontrolling Interests” to these unaudited consolidated financial statements.

Acquisition

In June 2016, we entered into a definitive agreement to acquire One Kendall Square, a 644,771 RSF, seven-building collaborative science and technology campus in our key East Cambridge urban innovation cluster submarket located in Greater Boston. One Kendall Square also includes an entitled land parcel aggregating 172,500 square feet, providing for a near-term ground-up development opportunity. The purchase price is $725 million, including the assumption of a $203.0 million secured note payable. The secured note payable has a maturity date of February 2024 and a contractual interest rate of 4.82%. We are in the process of obtaining approval by the lender for the assumption of the secured note payable and expect to close the One Kendall Square acquisition over the next several months. Although we currently expect to complete this acquisition over the next several months, the One Kendall Square acquisition is subject to customary closing conditions, and there is no assurance that the One Kendall Square acquisition will be completed, or will be completed in the time frame, on the terms or in the manner currently anticipated. Refer to “Forward Sale Agreements” in Note 12 – “Stockholders’ Equity” to these unaudited consolidated financial statements for further discussion.

Sale of real estate assets and related impairment charges

In April 2016, we completed the sale of a 71,000 RSF R&D/warehouse property, located at 16020 Industrial Drive in our Gaithersburg submarket of Maryland, for approximately $6.4 million at no gain or loss.

In May 2016, management committed to the sale of a 4.6-acre land parcel, located at 14 Firstfield Road in our Gaithersburg submarket of Maryland and evaluated the asset under the held for sale impairment model. Accordingly, we assessed the fair value of the property and determined that the carrying value of the property exceeded its fair value. As a result, we recognized an impairment charge of $863 thousand in May 2016. In June 2016, we completed the sale of the property for approximately $3.5 million at no gain or loss.

3.	Investments in real estate (continued)

For information on assets held for sale in Asia, refer to “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements.

Development and redevelopment projects under construction

As of June 30, 2016, we had 10 ground-up development projects, including two unconsolidated real estate joint venture development projects, and three redevelopment projects under construction in North America. The projects at completion will aggregate 3.5 million RSF, of which 416,345 RSF has been completed and was in service as of June 30, 2016.

Future value-creation projects

Future value-creation projects represent land held for future development or land undergoing predevelopment activities. If land is undergoing predevelopment activities prior to commencement of construction of aboveground building improvements, we capitalize project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. For all other land (that we plan to develop in the future, but for which, as of each period presented, no construction or predevelopment activities were ongoing), interest, property taxes, insurance, and other costs are expensed as incurred. As of June 30, 2016, we had $233.7 million of future value-creation projects supporting an aggregate of 5.6 million square feet of ground-up development in North America.

4.	Investments in unconsolidated real estate joint ventures

360 Longwood Avenue

We are currently developing a building aggregating 413,799 RSF in our Longwood Medical Area submarket of Greater Boston. The cost at completion for this real estate project is expected to be approximately $350 million. As of June 30, 2016, we had 313,407 RSF, or 76% of the project, leased and in service. We have a 27.5% effective interest in this real estate joint venture. Our equity investment in this real estate joint venture was $50.0 million as of June 30, 2016. The real estate joint venture has a non-recourse, secured construction loan (“Longwood Construction Loan”) that includes the following key terms:

Tranche	Maturity Date		Stated Rate	Outstanding Balance	Remaining Commitments	Total
Fixed rate	April 1, 2017	(1)	5.25%	$173,226	$2,015	$175,241
Floating rate (2)	April 1, 2017	(1)	L+3.75%	7,467	30,492	37,959
				180,693	$32,507	$213,200
Unamortized deferred financing costs				352
				$180,341

(1)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(2)	Borrowings under the floating rate tranche have an interest rate floor equal to 5.25%, and are subject to an interest rate cap on LIBOR of 3.50%.

1455/1515 Third Street

We have a real estate joint venture with an affiliate of Uber Technologies, Inc. (“Uber”), for the development of two buildings aggregating 422,980 RSF at 1455/1515 Third Street in our Mission Bay/SoMa submarket of San Francisco. We have a 51% interest, and Uber has a 49% interest, in this real estate joint venture. The project is 100% leased to Uber for a 15-year term. Our equity investment in the real estate joint venture aggregated $82.5 million as of June 30, 2016.

As described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to these unaudited consolidated financial statements, we evaluate each of our unconsolidated real estate joint ventures, which are limited liability companies, using the consolidation guidance under the variable interest model first, and then under the voting model if the entity is not a VIE. We evaluated our 360 Longwood Avenue joint venture (27.5% interest held by the Company) and our 1455/1515 Third Street joint venture (51% interest held by the Company) under the variable interest model, based upon the following characteristics of a VIE:

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

Since the joint ventures do not meet the VIE criteria, we determined that these entities do not qualify for evaluation under the VIE model. Therefore, we evaluate each of these joint ventures under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that noncontrolling equity holders do not have substantive participating rights.

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

Investments in available-for-sale equity securities with gross unrealized losses as of June 30, 2016, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary. Accordingly, there are no other-than-temporary impairments in accumulated other comprehensive income related to available-for-sale equity securities as of June 30, 2016, or December 31, 2015.

The following table summarizes our investments as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Available-for-sale equity securities, cost basis	$36,469	$20,022
Unrealized gains	78,400	118,392
Unrealized losses	(2,322)	(793)
Available-for-sale equity securities, at fair value	112,547	137,621
Investments accounted for under cost method	247,503	215,844
Total investments	$360,050	$353,465

The following table outlines our investment income, which is classified in other income in the accompanying consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment gains	$14,715	$7,773	$20,606	$13,710
Investment losses	(5,039)	(5,652)	(6,821)	(7,877)
Investment income	$9,676	$2,121	$13,785	$5,833

6.	Other assets

The following table summarizes the components of other assets as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Acquired below-market ground leases	$13,028	$13,142
Acquired in-place leases	25,720	27,997
Deferred compensation plan	9,493	8,489
Deferred financing costs – unsecured senior line of credit	9,924	11,909
Deposits	3,387	3,713
Furniture, fixtures, and equipment, net	13,878	13,682
Interest rate hedge assets	110	596
Notes receivable	6,893	16,630
Prepaid expenses	7,360	17,651
Other assets	14,621	19,503
Total	$104,414	$133,312

7.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) significant other observable inputs, and (iii) significant unobservable inputs. Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2016 and 2015.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2016, and December 31, 2015 (in thousands):

		June 30, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$112,547	$112,547	$—	$—
Interest rate hedge agreements	$110	$—	$110	$—
Liabilities:
Interest rate hedge agreements	$12,332	$—	$12,332	$—

7.	Fair value measurements (continued)

		December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$137,621	$137,621	$—	$—
Interest rate hedge agreements	$596	$—	$596	$—
Liabilities:
Interest rate hedge agreements	$4,314	$—	$4,314	$—

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value. Our available-for-sale equity securities and our interest rate hedge agreements have been recognized at fair value. Refer to Note 5 – “Investments” and Note 9 – “Interest Rate Hedge Agreements” to these unaudited consolidated financial statements for further details. The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of June 30, 2016, and December 31, 2015, the book and estimated fair values of our available-for-sale equity securities, interest rate hedge agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Available-for-sale equity securities	$112,547	$112,547	$137,621	$137,621
Interest rate hedge agreements	$110	$110	$596	$596

Liabilities:
Interest rate hedge agreements	$12,332	$12,332	$4,314	$4,314
Secured notes payable	$722,794	$741,424	$809,818	$832,342
Unsecured senior notes payable	$2,376,713	$2,513,945	$2,030,631	$2,059,855
Unsecured senior line of credit	$72,000	$72,098	$151,000	$151,450
Unsecured senior bank term loans	$945,030	$956,916	$944,243	$951,098

Nonrecurring fair value measurements

Refer to “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further discussion.

8.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of June 30, 2016 (dollars in thousands):

	Fixed-Rate/Hedged Variable-Rate	Unhedged Variable-Rate			Weighted-Average
			Total		Interest	Remaining Term (in years)
			Consolidated	Percentage	Rate (1)
Secured notes payable	$382,052	$340,742	$722,794	17.6%	3.46%	2.8
Unsecured senior notes payable	2,376,713	—	2,376,713	57.8	4.12	7.7
Unsecured senior line of credit (2)	—	72,000	72,000	1.7	1.57	2.5
2019 Unsecured Senior Bank Term Loan	597,304	—	597,304	14.5	2.20	2.5
2021 Unsecured Senior Bank Term Loan	347,726	—	347,726	8.4	2.22	4.5
Total/weighted average	$3,703,795	$412,742	$4,116,537	100.0%	3.52%	5.8
Percentage of total debt	90%	10%	100%

(1)	See footnote 1 on the page 23 for additional information on weighted-average interest rate.

(2)
On July 29, 2016, we amended our unsecured senior line of credit and increased commitments available for borrowing by $150 million to an aggregate of $1.65 billion, extended the maturity date to October 29, 2021, and reduced the interest rate from LIBOR+1.10% to LIBOR+1.00%.

8.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal payments as of June 30, 2016 (dollars in thousands):

	Stated Rate		Weighted-Average Interest Rate		Maturity		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/Premium
Debt				(1)	Date (2)		2016	2017	2018	2019	2020	Thereafter	Principal		Total
Secured notes payable
Maryland	2.44%		2.79%		1/20/17		$—	$76,000	$—	$—	$—	$—	$76,000	$(146)	$75,854
Greater Boston	L+1.35		2.44		8/23/17	(3)	—	201,241	—	—	—	—	201,241	(1,614)	199,627
Greater Boston	L+1.50		1.88		1/28/19	(3)	—	—	—	180,753	—	—	180,753	(3,081)	177,672
Greater Boston	L+2.00		2.94		4/20/19	(3)	—	—	—	40,089	—	—	40,089	(3,703)	36,386
San Diego, Seattle, and Maryland	7.75		8.08		4/1/20		864	1,832	1,980	2,138	104,352	—	111,166	(1,253)	109,913
San Diego	4.66		4.93		1/1/23		861	1,540	1,615	1,692	1,770	29,904	37,382	(428)	36,954
Greater Boston	3.93		3.33		3/10/23		—	—	1,091	1,505	1,566	77,838	82,000	3,586	85,586
San Francisco	6.50		6.72		7/1/36		9	20	22	23	25	703	802	—	802
Secured debt weighted-average interest rate/subtotal	3.42%		3.46				1,734	280,633	4,708	226,200	107,713	108,445	729,433	(6,639)	722,794

Unsecured senior line of credit (4)	L+1.10%	(4)	1.57		1/3/19		—	—	—	72,000	—	—	72,000	—	72,000
2019 Unsecured Senior Bank Term Loan	L+1.20%		2.20		1/3/19		—	—	—	600,000	—	—	600,000	(2,696)	597,304
2021 Unsecured Senior Bank Term Loan	L+1.10%		2.22		1/15/21		—	—	—	—	—	350,000	350,000	(2,274)	347,726
Unsecured senior notes payable	2.75%		2.95		1/15/20		—	—	—	—	400,000	—	400,000	(2,793)	397,207
Unsecured senior notes payable	4.60%		4.72		4/1/22		—	—	—	—	—	550,000	550,000	(3,726)	546,274
Unsecured senior notes payable	3.90%		4.02		6/15/23		—	—	—	—	—	500,000	500,000	(4,095)	495,905
Unsecured senior notes payable	4.30%		4.46		1/15/26		—	—	—	—	—	300,000	300,000	(4,563)	295,437
Unsecured senior notes payable	3.95%		4.00		1/15/27		—	—	—	—	—	350,000	350,000	(5,225)	344,775
Unsecured senior notes payable	4.50%		4.58		7/30/29		—	—	—	—	—	300,000	300,000	(2,885)	297,115
Unsecured debt weighted average/subtotal			3.54				—	—	—	672,000	400,000	2,350,000	3,422,000	(28,257)	3,393,743
Weighted-average interest rate/total			3.52%				$1,734	$280,633	$4,708	$898,200	$507,713	$2,458,445	$4,151,433	$(34,896)	$4,116,537

Balloon payments							$—	$277,241	$—	$892,842	$503,979	$2,450,487	$4,124,549	$—	$4,124,549
Principal amortization							1,734	3,392	4,708	5,358	3,734	7,958	26,884	(34,896)	(8,012)
Total debt							$1,734	$280,633	$4,708	$898,200	$507,713	$2,458,445	$4,151,433	$(34,896)	$4,116,537

Fixed-rate/hedged variable-rate debt							$1,734	$153,392	$4,708	$605,358	$507,713	$2,458,445	$3,731,350	$(27,555)	$3,703,795
Unhedged variable-rate debt							—	127,241	—	292,842	—	—	420,083	(7,341)	412,742
Total debt							$1,734	$280,633	$4,708	$898,200	$507,713	$2,458,445	$4,151,433	$(34,896)	$4,116,537

(1)	Represents the weighted average interest rate as of the end of the applicable period, plus the impact of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

(2)	Reflects any extension options that we control.

(3)	Refer to “Secured Construction Loans” in Note 8 – “Secured and Unsecured Senior Debt” for options to extend maturity date.

(4)
See footnote 2 in the preceding table regarding our July 2016 amendment to our unsecured senior line of credit. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20%, based on the aggregate commitments. Unamortized deferred financing costs related to our unsecured senior line of credit are classified in other assets and are excluded from the calculation of the weighted-average interest rate.

8.	Secured and unsecured senior debt (continued)

3.95% Unsecured senior notes payable

In June 2016, we completed a $350 million public offering of our unsecured senior notes payable due on January 15, 2027, at a stated interest rate of 3.95%. The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company. The unsecured senior notes payable rank equally in right of payment with all other unsecured senior indebtedness. However, the unsecured senior notes payable are subordinate to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P. We used the net proceeds, after discounts and issuance costs, of $344.7 million to repay outstanding principal borrowings under our unsecured senior line of credit.

Interest expense

The following table summarizes interest expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross interest	$38,813	$35,105	$75,767	$69,312
Capitalized interest	(13,788)	(8,437)	(25,887)	(19,408)
Interest expense	$25,025	$26,668	$49,880	$49,904

Repayment of secured notes payable

During the three months ended June 30, 2016, we repaid two secured notes payable aggregating $173.8 million with a weighted-average effective interest rate of 5.59%. During the six months ended June 30, 2016, we repaid five secured notes payable aggregating $231.0 million with a weighted-average effective interest rate of 5.29%.

Secured construction loans

The following table summarizes our secured construction loans as of June 30, 2016 (dollars in thousands):

Property/Market	Stated Rate		Maturity Date		Outstanding Balance	Remaining Commitments	Total Aggregate Commitments
75/125 Binney Street/Greater Boston	L+1.35%		8/23/17	(1)	$201,241	$49,159	$250,400
50/60 Binney Street/Greater Boston	L+1.50%		1/28/19	(2)	180,753	169,247	350,000
100 Binney Street/Greater Boston	L+2.00%	(3)	4/20/19	(4)	40,089	264,192	304,281
					$422,083	$482,598	$904,681

(1)	We have a one-year option to extend the stated maturity date to August 23, 2018, subject to certain conditions.

(2)	We have two, one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions.

(3)
In June 2016, we executed two interest rate cap agreements to cap LIBOR at 2.00% for a notional amount based on scheduled increases over the term of the cap, up to $150 million of the total loan commitment, which will become effective on July 29, 2016.

(4)	We have two, one-year options to extend the stated maturity date to April 20, 2021, subject to certain conditions.

9.	Interest rate hedge agreements

We use interest rate derivatives to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our unsecured senior line of credit, unsecured senior bank term loans, and secured notes payable, and to manage our exposure to interest rate volatility. Our derivative instruments include interest rate swaps and interest rate caps.

On June 30, 2016, we executed two interest rate cap agreements for a notional amount based on scheduled increases over the term of the agreements, up to $150.0 million of the total loan commitment. We entered into these agreements to manage our exposure to interest rate movements on our variable-rate construction loan secured by our property located at 100 Binney Street, if one-month LIBOR exceeds 2.00% between July 29, 2016, the effective date, and April 20, 2019, the maturity date.

In our interest rate hedge agreements, the ineffective portion of the change in fair value is required to be recognized directly in earnings. During the six months ended June 30, 2016 and 2015, our interest rate hedge agreements were 100% effective; as a result, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate hedge agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $6.9 million in accumulated other comprehensive income to earnings as an increase to interest expense. As of June 30, 2016, and December 31, 2015, the fair values of our interest rate swap and cap agreements aggregating an asset balance were classified in other assets, and the fair value of our interest rate swap agreements aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 7 – “Fair Value Measurements” to these unaudited consolidated financial statements for further details. Under our interest rate hedge agreements, we have no collateral posting requirements.

The Company has agreements with certain of its derivative counterparties that contain a provision wherein (i) the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness; or (ii) if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company had breached any of these provisions as of June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $12.4 million.

We had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk as of June 30, 2016 (dollars in thousands):

Interest Rate Hedge Type			Number of Contracts	Weighted-Average Interest Pay/Cap Rate (1)	Fair Value as of 6/30/16		Notional Amount in Effect as of
	Effective Date	Maturity Date					6/30/16	12/31/16	12/31/17	12/31/18
Swap	September 1, 2015	March 31, 2017	2	0.57%	$(72)		$100,000	$100,000	$—	$—
Swap	March 31, 2016	March 31, 2017	11	1.15%	(5,058)		1,000,000	1,000,000	—	—
Swap	March 31, 2017	March 31, 2018	15	1.31%	(6,484)		—	—	900,000	—
Swap	March 29, 2018	March 31, 2019	4	1.06%	(718)		—	—	—	250,000
Cap	July 29, 2016	April 20, 2019	2	2.00%	110		—	55,000	126,000	150,000
Total					$(12,222)	(2)	$1,100,000	$1,155,000	$1,026,000	$400,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin for borrowings outstanding as of June 30, 2016. Borrowings under our 2019 unsecured senior bank term loan include an applicable margin of 1.20%, and borrowings outstanding under our unsecured senior line of credit and our 2021 unsecured senior bank term loan include an applicable margin of 1.10%. The applicable margin for our unsecured senior line of credit was reduced from 1.10% to 1.00% as a result of the amendment executed on July 29, 2016. Refer to Note 15 – “Subsequent Events” for additional information.

(2)
This total represents the net of the fair value of interest rate hedges in liability position of $12.3 million and fair value of interest rate hedges in asset position of $110 thousand. Refer to Note 7 – “Fair Value Measurements” to these unaudited consolidated financial statements for further information.

9.	Interest rate hedge agreements (continued)

During July 2016, we executed two interest rate swap agreements that were designated as cash flow hedges of interest rate risk (dollars in thousands):

Interest Rate Hedge Type			Number of Contracts	Weighted-Average Interest Pay Rate	Fair Value as of 6/30/16	Notional Amount in Effect as of
	Effective Date	Maturity Date				6/30/16	12/31/16	12/31/17	12/31/18
Swap	March 29, 2018	March 31, 2019	2	0.95%	N/A	$—	$—	$—	$200,000

10.	Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$282,440	$239,838
Acquired below-market leases	23,963	26,018
Conditional asset retirement obligations	3,714	5,777
Deferred rent liabilities	36,043	27,664
Interest rate hedge liabilities	12,332	4,314
Unearned rent and tenant security deposits	205,790	211,605
Other liabilities	29,346	74,140
Total	$593,628	$589,356

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

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our 7% Series D cumulative convertible preferred stock is not a participating security, and is not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings. Diluted EPS is computed using the weighted-average shares of common stock outstanding determined for the basic EPS computation plus the effect of any dilutive securities outstanding during the period. We had no dilutive securities outstanding during the three and six months ended June 30, 2016 and 2015.

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Loss) income from continuing operations	$(108,116)	$38,430	$(98,150)	$63,481
Net income attributable to noncontrolling interests	(3,500)	(263)	(7,530)	(755)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(111,616)	38,167	(105,680)	62,726
Dividends on preferred stock	(5,474)	(6,246)	(11,381)	(12,493)
Preferred stock redemption charge	(9,473)	—	(12,519)	—
Net income attributable to unvested restricted stock awards	(1,085)	(630)	(1,886)	(1,113)
(Loss) income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	(127,648)	31,291	(131,466)	49,120
Loss from discontinued operations	—	—	—	(43)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$(127,648)	$31,291	$(131,466)	$49,077

Weighted-average shares of common stock outstanding – basic and diluted	74,319	71,412	73,452	71,389

EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$(1.72)	$0.44	$(1.79)	$0.69
Discontinued operations	—	—	—	—
EPS – basic and diluted	$(1.72)	$0.44	$(1.79)	$0.69

For purposes of calculating diluted EPS, we did not assume conversion of our Series D cumulative convertible preferred stock for the three and six months ended June 30, 2016 and 2015, since the impact was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods. Refer to “7.00% Series D cumulative convertible preferred stock redemption” in Note 12 – “Stockholders’ Equity” to these unaudited consolidated financial statements for further discussion of the partial repurchase of our Series D cumulative convertible preferred stock. Our Series E cumulative redeemable preferred stock is not convertible to common stock and, therefore, is not dilutive.

12.	Stockholders’ equity

“At the market” common stock offering program

In December 2015, we established our “at the market” common stock offering program, which allowed us to sell up to an aggregate of $450.0 million of our common stock. During the three months ended June 30, 2016, we sold an aggregate of 3.7 million shares of common stock under this program for gross proceeds of $348.4 million, or $95.31 per share, and net proceeds of approximately $342.5 million. During the six months ended June 30, 2016, we sold an aggregate of 3.9 million shares of common stock for gross proceeds of $374.3 million, or $94.80 per share, and net proceeds of approximately $367.8 million. We used the proceeds from the sales to reduce amounts outstanding under our unsecured senior line of credit. As of June 30, 2016, there was no remaining availability on our “at the market” common stock offering program.

Forward sale agreements

In July 2016, we executed an offering, subject to forward sale agreements, to sell an aggregate of 7.5 million shares of common stock, including 975,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of our common stock, at a public offering price of $101.00 per share. Net proceeds, after issuance costs and underwriters’ discount, of $724.0 million, will be further adjusted as provided in the forward sale agreements. The forward sale agreements allowed us to lock in the price of the shares (subject to certain adjustments) to fund the pending acquisition of One Kendall Square. Settlement may be (i) physical delivery of shares of our common stock for cash, (ii) net cash settlement, whereby we will either pay or receive the difference between the forward contract price and the weighted average market price for our common stock at the time of settlement, or (iii) net share settlement, whereby we will either receive or issue shares of our common stock, with the number of shares issued or received determined by the difference between the forward contract price and the weighted average market price for its common stock at the time of settlement. The forward contract price will be determined under the applicable terms of the forward contract.

Under either of the net settlement provisions, we will pay to the counterparty either cash or shares of common stock when the weighted average market price of our common stock at the time of settlement exceeds the forward contract price, and will receive either cash or shares of common stock to the extent that the weighted average market price of our common stock at the time of settlement is less than the price under the forward contract. Subject to our contractual right to elect cash or net share settlement, we expect to settle the forward sale agreements by issuing the common stock after obtaining approval by the lender to assume the One Kendall Square loan and completing the acquisition of One Kendall Square. Refer to “Acquisition” in Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements for further discussion.

7.00% Series D cumulative convertible preferred stock redemption

During the three months ended June 30, 2016, we repurchased 1.0 million outstanding shares of our Series D cumulative convertible preferred stock at an aggregate price of $33.7 million, or $33.69 per share. We recognized a preferred stock redemption charge of $9.5 million during the three months ended June 30, 2016, including the write-off of original issuance costs of approximately $781 thousand.

During the six months ended June 30, 2016, we repurchased 1.9 million outstanding shares of our Series D cumulative convertible preferred stock at an aggregate price of $59.3 million, or $30.70 per share. We recognized a preferred stock redemption charge of $12.5 million during the six months ended June 30, 2016, including the write-off of original issuance costs of approximately $1.5 million.

In July 2016, we repurchased 1.1 million outstanding shares of our Series D cumulative convertible preferred stock for an aggregate of $39.3 million, or $36.31 per share, including transaction costs.

Dividends

In June 2016, we declared cash dividends on our common stock for the second quarter of 2016, aggregating $62.4 million, or $0.80 per share. Also in June 2016, we declared cash dividends on our Series D cumulative convertible preferred stock for the second quarter of 2016, aggregating approximately $3.4 million, or $0.4375 per share. Additionally, we declared cash dividends on our Series E cumulative redeemable preferred stock for the second quarter of 2016, aggregating approximately $2.1 million, or $0.403125 per share. In July 2016, we paid the cash dividends on our common stock, Series D cumulative convertible preferred stock, and Series E cumulative redeemable preferred stock for the second quarter of 2016.

12.	Stockholders’ equity (continued)

Accumulated other comprehensive income

Accumulated other comprehensive income attributable to Alexandria consists of the following (in thousands):

	Net Unrealized Gain (Loss) on:
	Available-for- Sale Equity Securities	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2015	$117,599	$(3,718)	$(64,690)	$49,191

Other comprehensive (loss) income before reclassifications	(31,434)	(10,637)	2,164	(39,907)
Amounts reclassified from other comprehensive (income) loss	(10,087)	2,023	7,028	(1,036)
	(41,521)	(8,614)	9,192	(40,943)
Amounts attributable to noncontrolling interests	—	—	24	24
Net other comprehensive (loss) income	(41,521)	(8,614)	9,216	(40,919)

Balance as of June 30, 2016	$76,078	$(12,332)	$(55,474)	$8,272

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 12.8 million shares were issued and outstanding as of June 30, 2016. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of June 30, 2016.

13.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned nine projects as of June 30, 2016, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

During the three months ended March 31, 2015, we executed an agreement to purchase the outstanding 10% noncontrolling interest in our 1.2 million RSF campus at Alexandria Technology Square® in our Cambridge submarket for $108.3 million. The first installment of $54.3 million was paid on April 1, 2015, and the second installment of $54.0 million was paid on April 1, 2016.

In June 2016, we sold a partial interest in 10290 Campus Point Drive. As described in Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements, since we retained a controlling interest in the joint venture following the sale and continued to consolidate this entity, we accounted for the proceeds received from the partial sale as an equity financing transaction. The difference of $214 thousand between the net sales proceeds of approximately $30.7 million and our historical cost basis of $30.9 million was recorded as a reduction to additional paid-in capital. This transaction did not qualify as a sale of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost.

The following table represents income from continuing operations and discontinued operations attributable to Alexandria Real Estate Equities, Inc., for the three and six months ended June 30, 2016 and 2015, excluding the amounts attributable to these noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(111,616)	$38,167	$(105,680)	$62,726
Loss from discontinued operations	—	—	—	(43)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(111,616)	$38,167	$(105,680)	$62,683

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

As of June 30, 2016, two operating properties in North America with an aggregate 90,690 RSF and several properties and land parcels located in Asia were classified as held for sale, none of which met the criteria for classification as a discontinued operation in our consolidated financial statements.

Assets located in North America

The following is a summary of net assets held for sale in North America as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Total assets	$15,154	$12,896
Total liabilities	—	—
Net assets classified as held for sale – North America	$15,154	$12,896

The following is a summary of operating information of our real estate investments in North America classified as held for sale as of June 30, 2016, and real estate investments in North America sold subsequent to January 1, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$648	$1,152	$1,650	$2,152
Operating expenses	(200)	(574)	(569)	(1,144)
Total revenues less operating expenses	448	578	1,081	1,008
General and administrative expenses	(29)	(14)	(31)	(16)
Depreciation expense	(7)	(443)	(122)	(787)
Impairment of real estate	(863)	—	(863)	—
(Loss) income from assets classified as held for sale – North America (1)	$(451)	$121	$65	$205

(1)
Includes the results of operations of two properties with an aggregate 90,690 RSF that were classified as held for sale as of June 30, 2016, and properties sold subsequent to January 1, 2015, including two properties with an aggregate 153,874 RSF and one land parcel. These properties did not qualify for classification as discontinued operations. For additional information, refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to these unaudited consolidated financial statements.

Assets located in Asia

On March 31, 2016, we evaluated two separate potential transactions to sell land parcels in our India submarket aggregating 28 acres. We determined that these land parcels met the criteria for classification as held for sale as of March 31, 2016, including among others, the following: (i) management having the authority committed to sell the real estate, and (ii) the sale was probable within one year. Upon classification as held for sale, we recognized an impairment charge of $29.0 million to lower the carrying amount of the real estate to its estimated fair value less cost to sell of approximately $10.2 million. In determining the carrying amount for evaluating the real estate for impairment, we considered our net book value, cost to sell, and a $10.6 million cumulative foreign currency translation loss. During the three months ended June 30, 2016, we sold one of these land parcels totaling five acres for an aggregate sales price of $7.5 million at no gain or loss.

On April 22, 2016, we decided to monetize our remaining real estate investments located in Asia in order to invest capital into our highly leased value-creation pipeline. We determined that these investments met the criteria for classification as held for sale when we achieved the following, among other criteria: (i) committed to sell all of our real estate investments in Asia, (ii) obtained approval from our Board of Directors, and (iii) determined that the sale of each property/land parcel was probable within one year. During the three months ended June 30, 2016, upon classification as held for sale, we recognized an impairment charge of $154.1 million related to our remaining real estate investments located in Asia, to lower the carrying costs of the real estate to its estimated fair value less cost to sell. In determining the carrying amount for evaluating the real estate for impairment, we considered our net book value, cost to sell, and a $40.2 million cumulative foreign currency translation loss.

14.	Assets classified as held for sale (continued)

The fair value considered in our impairment of each investment was determined based on the following: (i) preliminary non-binding letters of intent, (ii) significant other observable inputs, including the consideration of certain local government land acquisition programs, and (iii) discounted cash flow analyses.

We evaluated whether our real estate investments in Asia met the criteria for classification as discontinued operations, including, among others, (i) if the properties meet the held for sale criteria, and (ii) if the sale of these assets represents a strategic shift that has or will have a major effect on our operations and financial results. In our assessment, we considered, among other factors, that our total revenue from properties located in Asia was approximately 1.5% of our total consolidated revenues. At the time of evaluation, we also noted total assets related to our investment in Asia were approximately 2.5% of our total assets. Consequently, we concluded that the monetization of our real estate investments in Asia did not represent a strategic shift that will have a major effect in our operations and financial results and, therefore, did not meet the criteria for classification as discontinued operations.

As of June 30, 2016, we had eight operating properties aggregating 1.2 million RSF and land parcels aggregating 191 acres remaining in Asia. As of June 30, 2016, all our investments in Asia continued to meet the classification of held for sale. We expect to complete the transactions over the next several quarters and to recover our remaining net book value, after disposition costs, from sales of all real estate assets in Asia classified as held for sale as of June 30, 2016.

The following is a summary of net assets of our real estate investments in Asia that were classified as held for sale as of June 30, 2016 (in thousands):

	June 30, 2016		December 31, 2015
Total assets	$72,575		$229,561
Total liabilities	(19,712)		(11,416)
Total accumulated other comprehensive loss	44,662	(1)	44,598
Net assets located in Asia as of June 30, 2016	$97,525		$262,743

(1)	Represents cumulative foreign currency translation losses related to our real estate investments located in Asia.

The following is a summary of operating information of our real estate investments in Asia, including, (i) eight operating properties aggregating 1.2 million RSF and land parcels aggregating 191 acres that were classified as held for sale as of June 30, 2016, and (ii) a land parcel and a development project in India that were sold subsequent to January 1, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$3,297	$1,732	$6,516	$3,384
Rental operations	(2,417)	(1,861)	(4,724)	(3,184)
	880	(129)	1,792	200
General and administrative	(757)	(1,023)	(1,722)	(2,828)
	123	(1,152)	70	(2,628)
Depreciation expense	(761)	(2,022)	(3,009)	(4,148)
Impairment of real estate	(154,117)	—	(183,097)	(14,510)
Net loss related to real estate located in Asia	$(154,755)	$(3,174)	$(186,036)	$(21,286)

15.	Subsequent events

Forward sale agreements

In July 2016, we executed an offering, subject to forward sale agreements, to sell an aggregate of 7.5 million shares of common stock, including 975,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of our common stock, at a public offering price of $101.00 per share. Net proceeds, after issuance costs and underwriters’ discount, of $724.0 million, will be further adjusted as provided in the forward sale agreements. The forward sale agreements allows us to lock in the price of the shares (subject to certain adjustments) to fund the pending acquisition of One Kendall Square. Settlement may be (i) physical delivery of shares of our common stock for cash, (ii) net cash settlement, whereby we will either pay or receive the difference between the forward contract price and the weighted average market price for our common stock at the time of settlement, or (iii) net share settlement, whereby we will either receive or issue shares of our common stock, with the number of shares issued or received determined by the difference between the forward contract price and the weighted average market price for its common stock at the time of settlement. The forward contract price will be determined under the applicable terms of the forward contract.

Under either of the net settlement provisions, we will pay to the counterparty either cash or shares of common stock when the weighted average market price of our common stock at the time of settlement exceeds the forward contract price, and will receive either cash or shares of common stock to the extent that the weighted average market price of our common stock at the time of settlement is less than the price under the forward contract. Subject to our contractual right to elect cash or net share settlement, we expect to settle the forward sale agreements by issuing the common stock after obtaining approval by the lender to assume the One Kendall Square loan and completing the acquisition of One Kendall Square. Refer to “Acquisition” in Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements for further discussion.

Repurchase of preferred stock

In July 2016, we repurchased 1.1 million outstanding shares of our Series D cumulative convertible preferred stock for an aggregate of $39.3 million, or $36.31 per share, including transaction costs. For additional information, refer to Note 12 – “Stockholders’ Equity” to these unaudited consolidated financial statements.

Interest rate swap agreements

In July 2016, we executed two interest rate swap agreements, with notional amounts aggregating $200 million at a fixed pay rate of 0.95%, effective on March 29, 2018. For additional information, refer to Note 9 – “Interest Rate Hedge Agreements” to these unaudited consolidated financial statements.

Unsecured senior line of credit and unsecured senior bank term loan

On July 29, 2016, we amended our unsecured senior line of credit and recognized a loss on early extinguishment of debt of approximately $2.4 million related to the write-off of unamortized loan fees. Key changes are summarized below:

	As of July 29, 2016	Prior Agreement
Commitments Available for Borrowing	$1.65 billion	$1.50 billion
Interest Rate	LIBOR+1.00%	LIBOR+1.10%
Maturity Date	October 29, 2021	January 3, 2019

On July 29, 2016, we made a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan and reduced the total outstanding balance from $600 million to $400 million and recognized a loss on early extinguishment of debt of $869 thousand related to the write-off of unamortized loan fees.

16.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015, the condensed consolidating statements of income and comprehensive income for the three and six months ended June 30, 2016 and 2015, and the condensed consolidating statements of cash flows for the six months ended June 30, 2016 and 2015, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc., on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of June 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$7,774,608	$—	$7,774,608
Investments in unconsolidated real estate JVs	—	—	132,433	—	132,433
Cash and cash equivalents	140,569	—	115,431	—	256,000
Restricted cash	94	—	13,037	—	13,131
Tenant receivables	—	—	9,196	—	9,196
Deferred rent	—	—	303,379	—	303,379
Deferred leasing costs	—	—	191,619	—	191,619
Investments	—	4,766	355,284	—	360,050
Investments in and advances to affiliates	7,423,205	6,716,778	136,729	(14,276,712)	—
Other assets	35,855	—	68,559	—	104,414
Total assets	$7,599,723	$6,721,544	$9,100,275	$(14,276,712)	$9,144,830
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$722,794	$—	$722,794
Unsecured senior notes payable	2,376,713	—	—	—	2,376,713
Unsecured senior line of credit	72,000	—	—	—	72,000
Unsecured senior bank term loans	945,030	—	—	—	945,030
Accounts payable, accrued expenses, and tenant security deposits	117,369	—	476,259	—	593,628
Dividends payable	66,902	—	286	—	67,188
Total liabilities	3,578,014	—	1,199,339	—	4,777,353
Redeemable noncontrolling interests	—	—	9,218	—	9,218
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	4,021,709	6,721,544	7,555,168	(14,276,712)	4,021,709
Noncontrolling interests	—	—	336,550	—	336,550
Total equity	4,021,709	6,721,544	7,891,718	(14,276,712)	4,358,259
Total liabilities, noncontrolling interests, and equity	$7,599,723	$6,721,544	$9,100,275	$(14,276,712)	$9,144,830

16.	Condensed consolidating financial information (continued)

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

Condensed Consolidating Statement of Income
for the Three Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$161,638	$—	$161,638
Tenant recoveries	—	—	54,107	—	54,107
Other income	2,934	28	10,498	(3,129)	10,331
Total revenues	2,934	28	226,243	(3,129)	226,076

Expenses:
Rental operations	—	—	67,325	—	67,325
General and administrative	15,338	—	3,175	(3,129)	15,384
Interest	20,189	—	4,836	—	25,025
Depreciation and amortization	1,661	—	68,508	—	70,169
Impairment of real estate	—	—	156,143	—	156,143
Total expenses	37,188	—	299,987	(3,129)	334,046

Equity in loss of unconsolidated real estate JVs	—	—	(146)	—	(146)
Equity in loss of affiliates	(77,362)	(92,493)	(1,837)	171,692	—
Net loss	(111,616)	(92,465)	(75,727)	171,692	(108,116)
Net income attributable to noncontrolling interests	—	—	(3,500)	—	(3,500)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(111,616)	(92,465)	(79,227)	171,692	(111,616)
Dividends on preferred stock	(5,474)	—	—	—	(5,474)
Preferred stock redemption charge	(9,473)	—	—	—	(9,473)
Net income attributable to unvested restricted stock awards	(1,085)	—	—	—	(1,085)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(127,648)	$(92,465)	$(79,227)	$171,692	$(127,648)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$151,805	$—	$151,805
Tenant recoveries	—	—	49,594	—	49,594
Other income	3,509	—	3,425	(4,177)	2,757
Total revenues	3,509	—	204,824	(4,177)	204,156

Expenses:
Rental operations	—	—	62,250	—	62,250
General and administrative	13,223	—	5,943	(4,177)	14,989
Interest	19,867	—	6,801	—	26,668
Depreciation and amortization	1,469	—	60,702	—	62,171
Impairment of real estate	—	—	—	—	—
Loss on early extinguishment of debt	189	—	—	—	189
Total expenses	34,748	—	135,696	(4,177)	166,267

Equity in earnings of unconsolidated real estate JVs	—	—	541	—	541
Equity in earnings of affiliates	69,406	65,246	1,270	(135,922)	—
Net income	38,167	65,246	70,939	(135,922)	38,430
Net income attributable to noncontrolling interests	—	—	(263)	—	(263)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	38,167	65,246	70,676	(135,922)	38,167
Dividends on preferred stock	(6,246)	—	—	—	(6,246)
Net income attributable to unvested restricted stock awards	(630)	—	—	—	(630)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$31,291	$65,246	$70,676	$(135,922)	$31,291

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$319,914	$—	$319,914
Tenant recoveries	—	—	106,704	—	106,704
Other income	6,009	24	16,239	(6,725)	15,547
Total revenues	6,009	24	442,857	(6,725)	442,165

Expenses:
Rental operations	—	—	133,162	—	133,162
General and administrative	29,656	—	7,641	(6,725)	30,572
Interest	39,411	—	10,469	—	49,880
Depreciation and amortization	3,275	—	137,760	—	141,035
Impairment of real estate	—	—	185,123	—	185,123
Total expenses	72,342	—	474,155	(6,725)	539,772

Equity in loss of unconsolidated real estate JVs	—	—	(543)	—	(543)
Equity in loss of affiliates	(39,347)	(61,814)	(1,198)	102,359	—
Net loss	(105,680)	(61,790)	(33,039)	102,359	(98,150)
Net income attributable to noncontrolling interests	—	—	(7,530)	—	(7,530)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(105,680)	(61,790)	(40,569)	102,359	(105,680)
Dividends on preferred stock	(11,381)	—	—	—	(11,381)
Preferred stock redemption charge	(12,519)	—	—	—	(12,519)
Net income attributable to unvested restricted stock awards	(1,886)	—	—	—	(1,886)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(131,466)	$(61,790)	$(40,569)	$102,359	$(131,466)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$295,413	$—	$295,413
Tenant recoveries	—	—	97,988	—	97,988
Other income	6,535	(41)	8,989	(7,975)	7,508
Total revenues	6,535	(41)	402,390	(7,975)	400,909

Expenses:
Rental operations	—	—	123,473	—	123,473
General and administrative	25,449	—	11,902	(7,975)	29,376
Interest	37,024	—	12,880	—	49,904
Depreciation and amortization	2,716	—	118,375	—	121,091
Impairment of real estate	—	—	14,510	—	14,510
Loss on early extinguishment of debt	189	—	—	—	189
Total expenses	65,378	—	281,140	(7,975)	338,543

Equity in earnings of unconsolidated real estate JVs	—	—	1,115	—	1,115
Equity in earnings of affiliates	121,526	110,836	2,187	(234,549)	—
Income from continuing operations	62,683	110,795	124,552	(234,549)	63,481
Loss from discontinued operations	—	—	(43)	—	(43)
Net income	62,683	110,795	124,509	(234,549)	63,438
Net income attributable to noncontrolling interests	—	—	(755)	—	(755)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	62,683	110,795	123,754	(234,549)	62,683
Dividends on preferred stock	(12,493)	—	—	—	(12,493)
Net income attributable to unvested restricted stock awards	(1,113)	—	—	—	(1,113)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$49,077	$110,795	$123,754	$(234,549)	$49,077

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(111,616)	$(92,465)	$(75,727)	$171,692	$(108,116)
Other comprehensive (loss) income:
Unrealized gains on available-for-sale equity securities:
Unrealized holding gains arising during the period	—	101	15,888	—	15,989
Reclassification adjustment for gains included in net income	—	—	(3,061)	—	(3,061)
Unrealized gains on available-for-sale equity securities, net	—	101	12,827	—	12,928

Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(3,676)	—	—	—	(3,676)
Reclassification adjustment for amortization of interest expense included in net income	1,865	—	—	—	1,865
Unrealized losses on interest rate hedge agreements, net	(1,811)	—	—	—	(1,811)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(1,364)	—	(1,364)
Reclassification adjustment for losses included in net income	—	—	7,028	—	7,028
Unrealized gains on foreign currency translation, net	—	—	5,664	—	5,664

Total other comprehensive (loss) income	(1,811)	101	18,491	—	16,781
Comprehensive loss	(113,427)	(92,364)	(57,236)	171,692	(91,335)
Less: comprehensive income attributable to noncontrolling interests	—	—	(3,476)	—	(3,476)
Comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(113,427)	$(92,364)	$(60,712)	$171,692	$(94,811)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$38,167	$65,246	$70,939	$(135,922)	$38,430
Other comprehensive (loss) income:
Unrealized gains on available-for-sale equity securities:
Unrealized holding gains arising during the period	—	76	55,325	—	55,401
Reclassification adjustment for losses included in net income	—	—	1,362	—	1,362
Unrealized gains on available-for-sale equity securities, net	—	76	56,687	—	56,763

Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(1,225)	—	—	—	(1,225)
Reclassification adjustment for amortization of interest expense included in net income	710	—	—	—	710
Unrealized losses on interest rate hedge agreements, net	(515)	—	—	—	(515)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(1,507)	—	(1,507)
Unrealized losses on foreign currency translation, net	—	—	(1,507)	—	(1,507)

Total other comprehensive (loss) income	(515)	76	55,180	—	54,741
Comprehensive income	37,652	65,322	126,119	(135,922)	93,171
Less: comprehensive income attributable to noncontrolling interests	—	—	(237)	—	(237)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$37,652	$65,322	$125,882	$(135,922)	$92,934

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Six Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(105,680)	$(61,790)	$(33,039)	$102,359	$(98,150)
Other comprehensive (loss) income:
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	78	(31,512)	—	(31,434)
Reclassification adjustment for losses (gains) included in net income	—	11	(10,098)	—	(10,087)
Unrealized gains (losses) on available-for-sale equity securities, net	—	89	(41,610)	—	(41,521)

Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(10,637)	—	—	—	(10,637)
Reclassification adjustment for amortization of interest expense included in net income	2,023	—	—	—	2,023
Unrealized losses on interest rate hedge agreements, net	(8,614)	—	—	—	(8,614)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	2,164	—	2,164
Reclassification adjustment for losses included in net income	—	—	7,028	—	7,028
Unrealized gains on foreign currency translation, net	—	—	9,192	—	9,192

Total other comprehensive (loss) income	(8,614)	89	(32,418)	—	(40,943)
Comprehensive loss	(114,294)	(61,701)	(65,457)	102,359	(139,093)
Less: comprehensive income attributable to noncontrolling interests	—	—	(7,506)	—	(7,506)
Comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(114,294)	$(61,701)	$(72,963)	$102,359	$(146,599)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Six Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$62,683	$110,795	$124,509	$(234,549)	$63,438
Other comprehensive (loss) income:
Unrealized gains on available-for-sale equity securities:
Unrealized holding gains arising during the period	—	22	83,814	—	83,836
Reclassification adjustment for losses included in net income	—	41	2,424	—	2,465
Unrealized gains on available-for-sale equity securities, net	—	63	86,238	—	86,301

Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(4,238)	—	—	—	(4,238)
Reclassification adjustment for amortization of interest expense included in net income	1,215	—	—	—	1,215
Unrealized losses on interest rate hedge agreements, net	(3,023)	—	—	—	(3,023)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(7,778)	—	(7,778)
Reclassification adjustment for losses included in net income	—	—	9,236	—	9,236
Unrealized gains on foreign currency translation, net	—	—	1,458	—	1,458

Total other comprehensive (loss) income	(3,023)	63	87,696	—	84,736
Comprehensive income	59,660	110,858	212,205	(234,549)	148,174
Less: comprehensive income attributable to noncontrolling interests	—	—	(883)	—	(883)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$59,660	$110,858	$211,322	$(234,549)	$147,291

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net (loss) income	$(105,680)	$(61,790)	$(33,039)	$102,359	$(98,150)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,275	—	137,760	—	141,035
Impairment of real estate	—	—	185,123	—	185,123
Equity in losses of unconsolidated real estate JVs	—	—	543	—	543
Distributions of earnings from unconsolidated real estate JVs	—	—	181	—	181
Amortization of loan fees	3,898	—	1,814	—	5,712
Amortization of debt discounts (premiums)	218	—	(330)	—	(112)
Amortization of acquired below-market leases	—	—	(1,940)	—	(1,940)
Deferred rent	—	—	(14,568)	—	(14,568)
Stock compensation expense	11,556	—	—	—	11,556
Equity in losses of affiliates	39,347	61,814	1,198	(102,359)	—
Investment gains	—	(322)	(20,284)	—	(20,606)
Investment losses	—	11	6,810	—	6,821
Changes in operating assets and liabilities:
Restricted cash	(3)	—	235	—	232
Tenant receivables	—	—	1,277	—	1,277
Deferred leasing costs	—	—	(13,858)	—	(13,858)
Other assets	(4,638)	—	(1,293)	—	(5,931)
Accounts payable, accrued expenses, and tenant security deposits	10,343	(508)	(35,042)	—	(25,207)
Net cash (used in) provided by operating activities	(41,684)	(795)	214,587	—	172,108

Investing Activities
Proceeds from sales of real estate	—	—	16,905	—	16,905
Additions to real estate	—	—	(363,061)	—	(363,061)
Deposits for investing activities	—	—	(75)	—	(75)
Investments in unconsolidated real estate JVs	—	—	(5,946)	—	(5,946)
Investments in subsidiaries	(268,460)	(288,584)	(5,806)	562,850	—
Additions to investments	—	—	(52,366)	—	(52,366)
Sales of investments	—	845	20,698	—	21,543
Repayment of notes receivable	—	—	9,036	—	9,036
Net cash used in investing activities	$(268,460)	$(287,739)	$(380,615)	$562,850	$(373,964)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$148,722	$—	$148,722
Repayments of borrowings from secured notes payable	—	—	(233,168)	—	(233,168)
Proceeds from issuance of unsecured senior notes payable	348,604	—	—	—	348,604
Borrowings from unsecured senior line of credit	1,486,000	—	—	—	1,486,000
Repayments of borrowings from unsecured senior line of credit	(1,565,000)	—	—	—	(1,565,000)
Transfer to/from parent company	(27,824)	288,534	302,140	(562,850)	—
Payment of loan fees	(3,866)	—	(4,061)	—	(7,927)
Change in restricted cash related to financing activities	—	—	10,582	—	10,582
Repurchase of Series D cumulative convertible preferred stock	(59,310)	—	—	—	(59,310)
Proceeds from the issuance of common stock	367,802	—	—	—	367,802
Dividends on common stock	(115,589)	—	—	—	(115,589)
Dividends on preferred stock	(12,086)	—	—	—	(12,086)
Financing costs paid for sales of noncontrolling interests	—	—	(8,093)	—	(8,093)
Contributions from and sale of noncontrolling interests	—	—	31,020	—	31,020
Distributions to and purchase of noncontrolling interests	—	—	(57,998)	—	(57,998)
Net cash provided by financing activities	418,731	288,534	189,144	(562,850)	333,559

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(801)	—	(801)

Net increase in cash and cash equivalents	108,587	—	22,315	—	130,902
Cash and cash equivalents as of the beginning of period	31,982	—	93,116	—	125,098
Cash and cash equivalents as of the end of period	$140,569	$—	$115,431	$—	$256,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$28,404	$—	$9,252	$—	$37,656

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$59,871	$—	$59,871

Non-Cash Financing Activities:
Redemption of redeemable noncontrolling interests	$—	$—	$(5,000)	$—	$(5,000)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$62,683	$110,795	$124,509	$(234,549)	$63,438
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,716	—	118,375	—	121,091
Loss on early extinguishment of debt	189	—	—	—	189
Impairment of real estate	—	—	14,510	—	14,510
Equity in earnings of unconsolidated real estate JVs	—	—	(1,115)	—	(1,115)
Distributions of earnings from unconsolidated real estate JVs	—	—	648	—	648
Amortization of loan fees	3,852	—	1,871	—	5,723
Amortization of debt discounts (premiums)	161	—	(343)	—	(182)
Amortization of acquired below-market leases	—	—	(1,939)	—	(1,939)
Deferred rent	—	—	(23,193)	—	(23,193)
Stock compensation expense	7,744	—	—	—	7,744
Equity in earnings of affiliates	(121,526)	(110,836)	(2,187)	234,549	—
Investment gains	—	—	(13,710)	—	(13,710)
Investment losses	—	41	7,836	—	7,877
Changes in operating assets and liabilities:
Restricted cash	(7)	—	117	—	110
Tenant receivables	—	—	1,243	—	1,243
Deferred leasing costs	—	—	(24,503)	—	(24,503)
Other assets	(6,208)	—	1,287	—	(4,921)
Accounts payable, accrued expenses, and tenant security deposits	10,367	—	(11,977)	—	(1,610)
Net cash (used in) provided by operating activities	(40,029)	—	191,429	—	151,400

Investing Activities
Proceeds from sales of real estate	—	—	92,455	—	92,455
Additions to real estate	—	—	(226,302)	—	(226,302)
Purchase of real estate	—	—	(137,493)	—	(137,493)
Deposit for investing activities	—	—	(15,501)	—	(15,501)
Investments in unconsolidated real estate JVs	—	—	(3,182)	—	(3,182)
Investments in subsidiaries	(199,541)	(82,309)	(1,711)	283,561	—
Additions to investments	—	—	(52,738)	—	(52,738)
Sales of investments	—	6	22,468	—	22,474
Proceeds from repayment of notes receivable	—	—	4,247	—	4,247
Net cash used in investing activities	$(199,541)	$(82,303)	$(317,757)	$283,561	$(316,040)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$42,867	$—	$42,867
Repayments of borrowings from secured notes payable	—	—	(10,075)	—	(10,075)
Principal borrowings from unsecured senior line of credit	915,000	—	—	—	915,000
Repayments of borrowings from unsecured senior line of credit	(595,000)	—	—	—	(595,000)
Repayment of unsecured senior bank term loan	(25,000)			—	(25,000)
Transfer to/from parent company	43,457	82,240	157,864	(283,561)	—
Change in restricted cash related to financing activities	—	—	(1,520)	—	(1,520)
Proceeds from the issuance of common stock	5,052			—	5,052
Payment of loan fees	(2,104)	—	(1,455)	—	(3,559)
Dividends on common stock	(106,603)	—	—	—	(106,603)
Dividends on preferred stock	(12,493)	—	—	—	(12,493)
Contributions by noncontrolling interests	—	—	340	—	340
Distributions to noncontrolling interests	—	—	(61,890)	—	(61,890)
Net cash provided by financing activities	222,309	82,240	126,131	(283,561)	147,119

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	127	—	127

Net decrease in cash and cash equivalents	(17,261)	(63)	(70)	—	(17,394)
Cash and cash equivalents as of the beginning of period	52,491	63	33,457	—	86,011
Cash and cash equivalents as of the end of period	$35,230	$—	$33,387	$—	$68,617

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$33,695	$—	$10,637	$—	$44,332

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$(27,469)	$—	$(27,469)
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(82,000)	$—	$(82,000)

Non-Cash Financing Activities:
Payable for purchase of noncontrolling interest	$(52,672)	$—	$—	$—	$(52,672)

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an urban office REIT uniquely focused on world-class collaborative science and technology campuses in AAA innovation cluster locations with a total market capitalization of $12.4 billion and an asset base in North America of 24.4 million square feet as of June 30, 2016. The asset base in North America includes 18.8 million RSF of operating properties and development and redevelopment projects (under construction or pre-construction) and 5.6 million square feet of future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for its high-quality and diverse tenant base, with approximately 53% of total ABR as of June 30, 2016, generated from investment-grade tenants. Among our top 20 tenants, approximately 82% of total ABR as of June 30, 2016 was generated from investment-grade tenants. Alexandria has a longstanding and proven track record of developing Class A assets clustered in urban science and technology campuses that provide its innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

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

Executive summary

Key highlights:

Solid internal and external growth

•	Total revenue of $226.1 million, up 11%, for the three months ended June 30, 2016, compared to $204.2 million for the three months ended June 30, 2015;

•	Executed leases for 816,512 RSF during the three months ended June 30, 2016, even with minimal contractual lease expirations in 2016 and our highly leased value-creation pipeline;

•	Rental rate increases of 27.1% and 9.3% (cash basis) during the three months ended June 30, 2016 for lease renewals and re-leasing of space aggregating 647,268 RSF (included in the 816,512 RSF above);

•	Same property NOI growth of 4.9% and 6.4% (cash basis) for the three months ended June 30, 2016, compared to the three months ended June 30, 2015; and

•	Key development projects placed into service during the three months ended June 30, 2016:

•	295,609 RSF to Illumina, Inc. at 5200 Illumina Way in our University Town Center submarket in San Diego

•	51,040 RSF to Dana-Farber Cancer Institute, Inc. at 360 Longwood Avenue in our Longwood Medical Area submarket in Greater Boston

•	62,595 RSF, including 34,017 RSF of vacancy, at 430 East 29th Street in our Manhattan submarket in New York City; improvement of initial cash yields to 7.0% from originally disclosed 6.6%.

Results

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change		2016	2015	Change
Net (loss) income attributable to Alexandria’s common stockholders – diluted:
In Millions	$(127.6)	$31.3	$(158.9)	N/A	$(131.5)	$49.1	$(180.5)	N/A
Per Share	$(1.72)	$0.44	$(2.16)	N/A	$(1.79)	$0.69	$(2.48)	N/A
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted:
In Millions	$101.1	$93.6	$7.5	8.0%	$198.2	$185.0	$13.2	7.1%
Per Share	$1.36	$1.31	$0.05	3.8%	$2.70	$2.59	$0.11	4.2%

Key items impacting net (loss) income and EPS attributable to Alexandria’s common stockholders (amounts are shown after deducting any amounts attributable to noncontrolling interests):
	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015	2016	2015	2016	2015	2016	2015
	Amount		Per Share – Diluted		Amount		Per Share – Diluted
Impairment of real estate (1)	$155.6	$—	$2.09	$—	$184.5	$14.5	$2.51	$0.20
Preferred stock redemption charge	9.5	—	0.13	—	12.5	—	0.17	—
Total	$165.1	$—	$2.22	$—	$197.0	$14.5	$2.68	$0.20
Weighted average shares of common stock outstanding	74.3	71.4			73.5	71.4
(1) Primarily relates to impairments of real estate located in Asia. Refer to “Assets located in Asia” in Note 14 – “Assets Held for Sale” under Item 1 of this report for additional information.

Balance sheet management and disciplined allocation of capital

•	Repurchased 1.0 million shares of Series D cumulative convertible preferred stock for $33.7 million, or $33.69 per share;

•	$348.4 million gross proceeds from issuance of common stock under our ATM program; we anticipate filing another ATM program in the future;

•	Executed two separate joint ventures for sales of partial interest in two San Diego properties:
•Aggregate proceeds of $256.3 million will be received primarily in 2016
•Cash capitalization rate of 5.7% (reflects Eli Lilly and Company lease expiration and relocation)
•One joint venture closed in June 2016 and one will close in the second half of 2016;

•	Completed issuance of $350 million, 3.95% 10-year unsecured senior note payable;

•	Closed a $304.3 million secured construction loan for 100 Binney Street;

•
In July, we amended our unsecured senior line of credit and increased aggregate commitments available for borrowing to $1.65 billion, extended the maturity date to October 2021, and reduced the interest rate by 10 bps to LIBOR+1.00%; and

•	Disciplined allocation of capital to value-creation pipeline of highly leased Class A buildings in urban innovation clusters, representing 35% NOI growth over 2015:

Delivery Date	RSF	Leased %	Incremental Annual NOI
1H16	413,535	92%	$14 million
2H16	1,056,733	90%	$51 million to $56 million
2017-2018	1,987,948	74%	$130 million to $140 million
	3,458,216	81%	$195 million to $210 million

Timely, fully funded strategic acquisition

•
In June 2016, we entered into a definitive agreement to acquire One Kendall Square, a 644,771 RSF, seven-building collaborative science and technology campus in our key East Cambridge urban innovation cluster submarket. The purchase price is $725 million, including the assumption of a $203.0 million secured note payable. We expect to obtain approval by the lender for the loan assumption in the coming months and complete the acquisition soon thereafter.

•
In July 2016, we executed an offering, subject to forward sale agreements, to sell 7.5 million shares of common stock at a public offering price of $101.00 per share. The forward sale agreements allowed us to lock in the price of the shares (subject to certain adjustments) to fund the pending acquisition of One Kendall Square. We expect to settle the forward sale agreements after obtaining approval by the lender to assume the One Kendall Square loan and completing the acquisition of One Kendall Square (see ”Subsequent Events” below).

Accelerated timing of lower leverage goal

•
Accelerated timing of net debt to adjusted EBITDA goal with 0.3x improvement by the fourth quarter of 2016 with a portion of proceeds from the forward sale agreements. Revised annualized fourth quarter of 2016 target range is from 6.2x to 6.6x and was improved from range from 6.5x to 6.9x; and

•	In July, we completed the partial principal repayment of $200 million, and reduced the balance under our 2019 Unsecured Senior Bank Term Loan to $400 million.

Increased common stock dividend and earned second consecutive CARE award

•
Common stock dividend for the second quarter of 2016 of $0.80 per common share, up 3 cents, or 4%, over the three months ended June 30, 2015; continuation of our strategy to share growth in cash flows from operating activities with our stockholders, while also retaining a portion for reinvestment; and

•
2016 recipient of the NAREIT Investor CARE (Communications and Reporting Excellence) Gold Award as a best-in-class REIT that delivers transparency, quality, and efficient communications and reporting to the investment community; our second consecutive (2016 and 2015) NAREIT Investor CARE Gold Award.

Core operating metrics

•	Percentage of ABR from investment-grade tenants as of June 30, 2016:

•	All tenants: 53%

•	Top 20 tenants: 82%

•	Solid leasing activity, even with minimal contractual lease expiration in 2016 and our highly leased value-creation pipeline:

		Renewals/Re-leasing
			Rental Rate Growth
Period	Total RSF	RSF	GAAP	Cash
2Q16	816,512	647,268	27.1%	9.3%
YTD 2Q16	1,205,384	865,610	28.6%	11.0%

•	Same property NOI growth:

•	4.9% and 6.4% (cash basis) for the three months ended June 30, 2016, compared to the three months ended June 30, 2015

•	5.2% and 6.1% (cash basis) for six months ended June 30, 2016, compared to the six months ended June 30, 2015

•	Occupancy for operating properties in North America of 97.0% as of June 30, 2016

•	Operating margins at 70% for the three months ended June 30, 2016

•	Adjusted EBITDA margin at 66% for the three months ended June 30, 2016

External growth

Visible, multiyear, highly leased value-creation pipeline

•	Disciplined allocation of capital to value-creation pipeline of highly leased Class A buildings in urban innovation clusters, representing 35% NOI growth over 2015:

Delivery Date	RSF	Leased %	Incremental Annual NOI
1H 2016	413,535	92%	$14 million
2H 2016	1,056,733	90%	$51 million to $56 million
2017-2018	1,987,948	74%	$130 million to $140 million
	3,458,216	81%	$195 million to $210 million

•	Key development projects placed into service during the three months ended June 30, 2016:

•	295,609 RSF to Illumina, Inc. at 5200 Illumina Way, in our University Town Center submarket in San Diego

•	51,040 RSF to Dana-Farber Cancer Institute, Inc. at 360 Longwood Avenue in our Longwood Medical Area submarket in Greater Boston

•	62,595 RSF, including 34,017 RSF of vacancy, at 430 East 29th Street in our Manhattan submarket in New York City; improvement of initial cash yields to 7.0% from originally disclosed 6.6%

•	Commencement of development project during the three months ended June 30, 2016:

•	Additional building, 100% leased to Vertex Pharmaceuticals, Inc., located at 3215 Merryfield Row, aggregating 170,523 RSF at our ARE Spectrum project in our Torrey Pines submarket, and

•	Parking structure, 100% leased to Illumina, Inc., located at 5200 Illumina Way in our University Town Center submarket

One Kendall Square acquisition

•
In June 2016, we entered into a definitive agreement to acquire One Kendall Square, a 644,771 RSF, seven-building collaborative science and technology campus in our key East Cambridge urban innovation cluster submarket located in Greater Boston. The purchase price is $725 million, including the assumption of a $203.0 million secured note payable. We expect to obtain approval by the lender for the loan assumption in the coming months and complete the acquisition soon thereafter.

Balance sheet

Sales of partial interest in properties located in our University Town Center submarket of San Diego

•
In June 2016, we entered into a joint venture agreement with TIAA to sell a 45% partial interest in 10290 Campus Point Drive, a 304,326 RSF redevelopment project in San Diego 100% leased to Eli Lilly and Company. Our partner is expected to fund substantially all of the remaining costs to complete the redevelopment. This sale of a partial interest closed in June 2016.

•
Additionally, in June 2016, we entered into a separate joint venture agreement with TIAA to sell a 45% partial interest in 10300 Campus Point Drive, consisting of 449,759 RSF, primarily leased to Celgene Corporation, Eli Lilly and Company, and The Regents of the University of California. This sale of a partial interest is expected to close in the second half of 2016.

•
Total gross estimated proceeds from these two sales of partial interests are $256.3 million, representing a 5.7% cash capitalization rate. The cash capitalization rate reflects the near-term contractual lease expiration by Eli Lilly and Company of 125,409 RSF as they expand into 304,326 RSF at 10290 Campus Point Drive. Proceeds from the joint venture that closed in June 2016 were $31.0 million. Estimated proceeds of $45 million, $165 million, and $15 million are expected to be received by us in the third quarter of 2016, the fourth quarter of 2016, and the first quarter of 2017, respectively.

Improvement in balance sheet leverage and liquidity

•	Net debt to Adjusted EBITDA
•Second quarter of 2016 annualized: 6.8x
•Trailing 12 months ended June 30, 2016: 6.9x
•Target fourth quarter of 2016 annualized target range: 6.2x to 6.6x
•Goal: less than 6.0x;

•	3.5x fixed-charge coverage ratio for the second quarter of 2016 annualized and trailing 12 months ended June 30, 2016;

•	$2.4 billion of liquidity;

•
Repurchased 1.0 million outstanding shares of our Series D cumulative convertible preferred stock at an aggregate price of $33.7 million, or $33.69 per share, and recognized a preferred stock redemption charge of $9.5 million during the three months ended June 30, 2016;

•
Sold an aggregate of 3.7 million shares of common stock under our ATM program for gross proceeds of $348.4 million, or $95.31 per share, and net proceeds of $342.5 million during the three months ended June 30, 2016;

•	In April 2016, we closed a secured construction loan for our development project at 100 Binney Street in our Cambridge submarket:

•	Commitments available for borrowing of $304.3 million

•	Outstanding borrowings bear interest at a rate of LIBOR+200 bps

•	Executed 2.00% LIBOR rate cap agreements for notional up to $150 million;

•
In June 2016, we executed the offering of $350 million of unsecured senior notes payable, due in 2027, at an interest rate of 3.95%. Net proceeds were used initially to reduce outstanding borrowings on our unsecured senior line of credit;

•	$12.4 billion total market capitalization as of June 30, 2016;

•	16% of gross investments in real estate in North America in value-creation pipeline as of June 30, 2016, with fourth quarter of 2016 target range from 10% to 13%;

•	Limited debt maturities through 2018 and well-laddered maturity profile;

•	10% unhedged variable-rate debt as a percentage of total debt as of June 30, 2016; and

•	During the three months ended June 30, 2016, we repaid two secured notes payable aggregating $173.8 million with a weighted average interest rate of 5.59%.

LEED statistics

•	57% of total ABR expected from LEED projects upon completion of in-process projects.

Subsequent events

•	In July 2016, we repurchased 1.1 million outstanding shares of our Series D cumulative convertible preferred stock at an aggregate price of $39.3 million, or $36.31 per share.

•
In July 2016, we executed an offering, subject to forward sale agreements, to sell an aggregate of 7.5 million shares of common stock, including 975,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of our common stock, at a public offering price of $101.00 per share. Net proceeds, after issuance costs and underwriters’ discount, of $724.0 million, will be further adjusted as provided in the forward sale agreements. The forward sale agreements allowed us to lock in the price of the shares (subject to certain adjustments) to fund the pending acquisition of One Kendall Square. We expect to settle the forward sale agreements by issuing the common stock after obtaining approval by the lender to assume the One Kendall Square loan and completing the acquisition of One Kendall Square.

•	In July 2016, we executed two interest rate swap agreements, with notional amounts aggregating $200 million at a fixed pay rate of 0.95%, effective on March 29, 2018.
•On July 29, 2016, we amended our unsecured senior line of credit and recognized a loss on early extinguishment of debt of $2.4 million related to the write-off of unamortized loan fees. Key changes are summarized below:

	As of July 29, 2016	Prior Agreement
Commitments available for borrowing	$1.65 billion	$1.5 billion
Interest rate	LIBOR+1.00%	LIBOR+1.10%
Maturity date	October 29, 2021	January 3, 2019

•
On July 29, 2016, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan and reduced the total outstanding balance from $600 million to $400 million and recognized a loss on early extinguishment of debt of $869 thousand related to the write-off of unamortized loan fees.

Operating summary

Key real estate statistics

The following table presents information regarding our asset base, including unconsolidated real estate joint ventures, as of June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015
(RSF)
Operating properties	15,774,634	15,538,280
Development properties	2,518,416	2,761,428
Redevelopment properties	526,265	574,362
Total properties – North America	18,819,315	18,874,070
Total properties – Asia	1,200,683	1,199,714

Number of properties	197	199
Occupancy in North America at period-end – operating	97.0%	97.2%
Occupancy in North America at period-end – operating and redevelopment	93.9%	93.7%
ABR per occupied RSF – North America	$42.06	$41.17

Leasing

•
Executed a total of 87 leases, with a weighted-average lease term of 5.9 years, for 1,205,384 RSF, including 185,150 RSF related to our development and redevelopment projects during the six months ended June 30, 2016, even with minimal contractual lease expirations in 2016 and our highly leased value-creation pipeline

•
Achieved rental rate increases of 28.6% and 11.0% (cash basis) for lease renewals and re-leasing of space aggregating 865,610 RSF (included in 1,205,384 RSF above) during the six months ended June 30, 2016

•	Increased the occupancy percentage for operating properties in North America by 110 bps to 97.0% since June 30, 2015

Approximately 59% of the 87 leases executed during the six months ended June 30, 2016, did not include concessions for free rent. During the six months ended June 30, 2016, we granted tenant concessions/free rent averaging 1.7 months with respect to the 1,205,384 RSF leased.

The following table summarizes our leasing activity at our properties:

	Three Months Ended		Six Months Ended			Year Ended
	June 30, 2016		June 30, 2016			December 31, 2015
	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars are per RSF)
Leasing activity:
Renewed/re-leased space (1)
Rental rate changes	27.1%	9.3%	28.6%		11.0%	19.6%	9.9%
New rates	$47.57	$45.22	$46.79		$44.42	$35.70	$35.97
Expiring rates	$37.43	$41.37	$36.38		$40.01	$29.84	$32.73
Rentable square footage	647,268		865,610			2,209,893
Number of leases	33		57			146
Tenant improvements/leasing commissions	$13.79		$13.30			$10.02
Average lease terms	5.0 years		4.7 years			4.7 years

Developed/redeveloped/previously vacant space leased
New rates	$47.69	$45.04	$47.99		$45.37	$55.24	$50.65
Rentable square footage	169,244		339,774			2,762,149
Number of leases	14		30			72
Tenant improvements/leasing commissions	$24.08		$23.56			$19.63
Average lease terms	10.0 years		8.8 years			11.9 years

Leasing activity summary (totals):
New rates	$47.60	$45.18	$47.13		$44.69	$46.55	$44.13
Rentable square footage	816,512		1,205,384	(2)		4,972,042
Number of leases	47		87			218
Tenant improvements/leasing commissions	$15.93		$16.20			$15.36
Average lease terms	6.0 years		5.9 years			8.7 years

Lease expirations (1)
Expiring rates	$35.76	$39.34	$34.23		$37.36	$28.32	$30.80
Rentable square footage	729,893		1,094,459			2,801,883
Number of leases	48		76			197

Leasing activity includes 100% of results for properties managed by us. Refer to “Non-GAAP Measures” within this Item 2 for a description of the basis used to compute the measures above.

(1)	Excludes 18 month-to-month leases for 38,467 RSF and 16 month-to-month leases for 30,810 RSF as of June 30, 2016, and December 31, 2015, respectively.

(2)	During the six months ended June 30, 2016, we granted tenant concessions/free rent averaging 1.7 months with respect to the 1,205,384 RSF leased.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of June 30, 2016:

Year	Number of Leases		RSF		Percentage of Aggregate Total RSF	ABR (per RSF)

2016	40	(1)	579,190	(1)	3.6%	$38.19
2017	75		1,080,739		6.7%	$27.77
2018	95		2,000,107		12.4%	$40.66
2019	81		1,461,455		9.0%	$37.56
2020	68		1,567,688		9.7%	$36.79
2021	63		1,531,662		9.5%	$38.90
2022	39		1,181,248		7.3%	$36.37
2023	28		1,392,899		8.6%	$36.79
2024	19		1,008,861		6.2%	$46.20
2025	17		564,956		3.5%	$34.40
Thereafter	39		3,747,844		23.2%	$46.20

Leasing expirations include 100% of the RSF for properties managed by us.

(1)	Excludes 18 month-to-month leases for 38,467 RSF.

The following tables present information by market with respect to our lease expirations as of June 30, 2016, for the remainder of 2016 and all of 2017:

	2016 Contractual Lease Expirations						ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases		Total (1)
Market
Greater Boston	40,648	5,042	—	17,990		63,680	$46.35
San Francisco	38,080	—	—	6,170		44,250	25.55
New York City	—	—	—	11,319		11,319	N/A
San Diego	48,591	—	—	204,850	(2)	253,441	40.31
Seattle	8,740	20,422	—	—		29,162	39.26
Maryland	16,005	53,554	—	33,055		102,614	28.38
Research Triangle Park	—	20,613	—	12,813		33,426	24.14
Non-cluster markets	—	—	—	—		—	—
Asia	—	35,335	—	5,963		41,298	14.00
Total	152,064	134,966	—	292,160		579,190	$38.19
Percentage of expiring leases	26%	23%	—%	51%		100%

	2017 Contractual Lease Expirations						ABR of Expiring Leases (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases		Total
Market
Greater Boston	—	14,327	—	272,946	(3)	287,273	$37.81
San Francisco	2,027	—	—	70,710		72,737	32.78
New York City	—	—	—	5,943		5,943	N/A
San Diego	—	36,172	—	197,675	(4)	233,847	30.25
Seattle	20,133	9,960	—	25,262		55,355	45.10
Maryland	—	—	—	95,555		95,555	19.11
Research Triangle Park	19,753	51,328	—	92,081		163,162	13.61
Non-cluster markets	—	35,155	—	7,890		43,045	20.33
Asia	39,676	56,800	—	27,346		123,822	14.82
Total	81,589	203,742	—	795,408		1,080,739	$27.77
Percentage of expiring leases	8%	19%	—%	73%		100%

Leasing expirations include 100% of the RSF for properties managed by us.

(1)	Excludes 18 month-to-month leases for 38,467 RSF.

(2)
Includes 125,409 RSF leased to Eli Lilly and Company at 10300 Campus Point Drive with a contractual expiration in the fourth quarter of 2016. This tenant will relocate and expand into 304,326 RSF at our recently acquired redevelopment project at 10290 Campus Point Drive.

(3)	Includes 209,874 RSF, located in our Cambridge submarket. Additionally, the largest contractual lease expiration is approximately 47,000 RSF.

(4)	Includes lease for 109,780 RSF with ABR per RSF of $22.72. We are in early negotiations for long-term renewal.

Cash Flows from High-Quality, Diversified, and Innovative Tenants

Top 20 Tenants
ABR from Investment-Grade Tenants	Solid Lease Duration
82%	8.4 Years

All Tenants
Total ABR from Investment-Grade Tenants
53%

High Quality Tenant Base

Public
Biotechnology
26%
Multinational
Pharmaceutical
21%
Life Science Product,
Service, and Device
22%
Institutional
(Academic/Medical,
Non-Profit, and
U.S. Government)
20%
8%
Private Biotechnology
3%
Office and Tech Office (1)

(1)	Office and tech office space compose 2.5% and 0.6% of total ABR, respectively.

High-Quality Cash Flows from Class A Assets in AAA Locations

Key Locations
Class A Assets in AAA Locations

New York City
9%
San Francisco
19%
San Diego
16%
5%
Seattle
8%
Maryland
36%
Greater Boston
4%
Research Triangle Park
3%
Other Submarkets

75%
of ARE’s Total ABR
% of ARE’s Total ABR
Solid Demand for Class A Assets in AAA Locations Drives Solid Occupancy

Occupancy of Operating Properties Across Key Locations as of June 30, 2016
Solid Historical Occupancy (1)

97.0%
97.9%
100.0%
94.6%
93.8%
99.1%
96.4%
98.3%
North America
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle Park

95%
Over 10 Years

(1)	Average occupancy of operating properties in North America as of December 31 for the last 10 years, and as of June 30, 2016.

Location of properties

The locations of our properties are diversified among a number of science and technology cluster markets. The following table sets forth, as of June 30, 2016, the total RSF and ABR of our properties by market (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	ABR
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	4,513,580	1,062,352	59,783	5,635,715	28%	42	$232,939	36%	$52.70
San Francisco	2,786,476	872,980	—	3,659,456	18	29	126,199	19	45.29
New York City	727,674	—	—	727,674	4	2	59,217	9	85.99
San Diego	3,189,754	295,278	466,482	3,951,514	20	50	100,640	16	33.64
Seattle	746,260	287,806	—	1,034,066	5	11	33,530	5	45.33
Maryland	2,085,196	—	—	2,085,196	10	28	50,633	8	25.19
Research Triangle Park	1,043,348	—	—	1,043,348	5	15	23,367	4	22.79
Canada	322,967	—	—	322,967	2	4	7,386	1	23.02
Non-cluster markets	268,689	—	—	268,689	1	6	6,237	1	26.31
Properties held for sale in North America	90,690	—	—	90,690	1	2	1,479	—	N/A
North America	15,774,634	2,518,416	526,265	18,819,315	94	189	641,627	99	42.06
Properties held for sale in Asia	1,200,683	—	—	1,200,683	6	8	7,550	1	8.94
Total	16,975,317	2,518,416	526,265	20,019,998	100%	197	$649,177	100%	$40.18

RSF, number of properties, and ABR amounts include 100% of the properties managed by us.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating assets and our assets under redevelopment in each of our North America markets as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	6/30/16		3/31/16	6/30/15	6/30/16	3/31/16	6/30/15
Greater Boston	97.9%		97.6%	96.5%	96.6%	96.3%	96.5%
San Francisco	100.0		100.0	100.0	100.0	100.0	100.0
New York City	94.6	(1)	99.7	99.6	94.6	99.7	99.6
San Diego	93.8		94.5	94.5	81.8	80.1	94.5
Seattle	99.1		99.2	96.0	99.1	99.2	96.0
Maryland	96.4		95.9	93.6	96.4	95.9	93.6
Research Triangle Park	98.3		98.6	91.0	98.3	98.6	91.0
Subtotal	97.2		97.5	96.0	93.9	93.8	96.0
Canada	99.3		99.3	99.3	99.3	99.3	99.3
Non-cluster markets	88.2		88.1	68.0	88.2	88.1	68.0
North America	97.0%		97.3%	95.9%	93.9%	93.8%	95.9%

Occupancy includes 100% of properties managed by us.

(1)
The decrease in occupancy from the three months ended March 31, 2016 is due to an additional 62,595 RSF at 430 East 29th Street placed into service during the three months ended June 30, 2015, which included 34,017 RSF of vacant space.

Tenants
Top 20 Tenants: 82% of ABR from Investment-Grade Tenants

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 4.8% of our ABR. The following table sets forth information regarding leases with our 20 largest tenants based upon ABR as of June 30, 2016 (dollars in thousands):

		Remaining Lease Term in Years (1)		Aggregate RSF		ABR		Percentage of Aggregate ABR
									Investment-Grade Ratings
	Tenant								Fitch	Moody’s	S&P
1	Illumina, Inc.	14.0		891,495		$31,301		4.8%	—	—	BBB
2	ARIAD Pharmaceuticals, Inc. / IBM Watson Health (2)	13.8		386,111		30,051		4.6	—	—	—
3	Novartis AG	1.6	(3)	564,873	(3)	29,308	(3)	4.5	AA	Aa3	AA-
4	New York University	14.0		209,224		20,354		3.1	—	Aa3	AA-
5	Eli Lilly and Company	6.8		287,924		19,445		3.0	—	A1	—
6	Dana-Farber Cancer Institute, Inc.	14.0		254,130		19,191		3.0	—	A1	—
7	Amgen Inc.	7.7		473,369		17,753		2.7	BBB	Baa1	A
8	Roche	4.2		343,861		16,517		2.5	AA	A1	AA
9	Celgene Corporation	6.8		350,797		15,076		2.3	—	Baa2	BBB+
10	United States Government	8.9		263,147		14,822		2.3	AAA	Aaa	AA+
11	FibroGen, Inc.	7.4		234,249		14,198		2.2	—	—	—
12	Biogen Inc.	12.3		305,212		13,278		2.0	—	Baa1	A-
13	Massachusetts Institute of Technology	4.1		233,620		12,409		1.9	—	Aaa	AAA
14	GlaxoSmithKline plc	3.1		296,604		11,200		1.7	A	A2	A+
15	Bristol-Myers Squibb Company	2.7		251,316		10,743		1.7	A-	A2	A+
16	The Regents of the University of California	7.2		233,527		10,677		1.6	AA	Aa2	AA
17	Sanofi	5.1		179,697		8,042		1.2	AA-	A1	AA
18	Alnylam Pharmaceuticals, Inc.	5.3		129,424		7,314		1.1	—	—	—
19	Sumitomo Dainippon Pharma Co., Ltd.	6.8		106,232		6,533		1.0	—	—	—
20	Pfizer Inc.	3.4		128,348		6,415		1.0	A+	A1	AA
	Total/weighted-average	8.4		6,123,160		$314,627		48.2%

ABR and RSF amounts include 100% of the properties managed by us.

(1)	Based on percentage of aggregate ABR in effect as of June 30, 2016.

(2)
IBM Watson Health, a digital health venture of IBM, currently subleases 163,186 RSF at 75 Binney Street with an initial lease term of 10 years. IBM holds investment-grade ratings of A+ (Fitch), Aa3 (Moody’s), and AA- (S&P).

(3)	As of June 30, 2016, Novartis AG’s number of leases, RSF, and ABR consisted of the following:

	Number of leases	RSF	ABR
Cambridge, MA	9	425,020	$26,266
San Diego, CA	1	46,033	1,434
India	3	93,820	1,608
	13	564,873	$29,308

Value-creation projects and external growth

Incremental annual NOI from development and redevelopment projects

(1)
Represents incremental annual NOI upon stabilization of our development and redevelopment projects, including only our share of real estate joint venture projects. RSF and percentage leased represents 100% of each property.

(2)
Incremental annual NOI for 2016 of $65 million to $70 million (including $14 million of incremental NOI for the six months ended June 30, 2016) decreased from a range of $75 million to $80 million previously disclosed due to the sale in June 2016 of a 45% partial interest in 10290 Campus Point Drive.

(3)
Incremental annual NOI for 2017-2018 of $130 million to $140 million increased from a range of $120 million to $130 million previously disclosed primarily due to adding the development of a new parking structure, 100% leased to Illumina, Inc., located at 5200 Illumina Way in our University Town Center submarket.

Key real estate metrics as of June 30, 2016 (continued)

2016 Disciplined Allocation of Capital (1)		North America Value-Creation Pipeline

URBAN CLUSTERS 96%
Mission Bay/
SoMa
16%
Manhattan
2%
Cambridge
62%
10%
Torrey Pines/
UTC
6%
4%
Seattle
Other

		In-Process Value-Creation (2)	Future Value-Creation
		3.5M	5.6M
		RSF	RSF

Pre-Leased Percentage (3) of Ground-Up Developments since January 1, 2009		Ground-Up Developments Commenced & Delivered since January 1, 2009

Single-Tenant 100% Pre-Leased 2.6M RSF	Multi-Tenant 38% Pre-Leased 2.5M RSF	Average Initial Stabilized Yield 8.0%	Average Initial Stabilized Yield (Cash Basis) 7.6%

(1)
Represents projected construction and acquisitions for the year ending December 31, 2016, including the acquisition of One Kendall Square, which we expect to close within the next several months. Refer to the “Real Estate Acquisition” in “Value-Creation Projects and External Growth” under Item 2 for more information.

(2)	Includes 0.4 million RSF of value-creation projects recently completed and placed into service during the six months ended June 30, 2016.

(3)	Represents average pre-leased percentage at the commencement of vertical above ground construction.

Sustainability

Focus on Sustainability, Operating Efficiency, and Health & Wellness

As a Platinum Member of the U.S. Green Building Council, Alexandria is a recognized industry partner that pursues and promotes resource efficient and healthy business practices that enhance performance for its innovative tenants.

SUSTAINABILITY[(1)]

51 LEED® CERTIFIED PROJECTS

9 MILLION RSF

57 % OF ARE'S TOTAL ABR

8	27	16
PLATINUM	GOLD	SILVER

LEADERSHIP IN ENERGY & ENVIRONMENTAL DESIGN
LEED

OPERATING EFFICIENCY

ALEXANDRIA REAL ESTATE EQUITIES, INC.
2015
Energy
SHOWCASE
CHAMPION

San Diego Gas and Electric (SDG&E) **2015 ENERGY SHOWCASE CHAMPION.** Annual Energy Savings: 447,522 kWh.

LIGHTING RETROFITS IN SAN FRANCISCO maximize efficiency and save on site costs. New LED lamps along with "Smart" light technology provide annual cost savings of $124K and are expected to generate $618K of savings over the next five years.

HEALTH & WELLNESS

riverpark
FARM

ORGANIC GARDENS supply produce to many of our on-site restaurants

CUTTING-EDGE FITNESS CENTERS with personal trainers and an array of classes

(1)    Upon completion of 20 in-process LEED® certification projects.

Investments in real estate

Our investments in real estate consisted of the following as of June 30, 2016 (dollars in thousands, except per square foot amounts):

	Investments in Real Estate					Square Feet
	Consolidated	Noncontrolling Share of Consolidated Real Estate Joint Ventures	ARE Share of Unconsolidated Real Estate Joint Ventures	Total ARE Share			Unconsolidated Real Estate Joint Ventures at 100%
				Amount	%	Consolidated		Total	Per SF (1)

Rental properties – North America	$7,764,847	$(322,377)	$83,712	$7,526,182	84%	15,461,227	313,407	15,774,634	$509

Development and redevelopment projects:
Projects to be delivered by the fourth quarter of 2016	572,570	(48,577)	23,360	547,353	6	956,341	100,392	1,056,733	617
Projects to be delivered in 2017 and 2018	552,894	(217)	70,526	623,203	7	1,564,968	422,980	1,987,948	345
Development and redevelopment projects	1,125,464	(48,794)	93,886	1,170,556	13	2,521,309	523,372	3,044,681	439

Rental properties and development/redevelopment projects	8,890,311	(371,171)	177,598	8,696,738		17,982,536	836,779	18,819,315	498

Future value-creation projects – North America	233,696	(9,322)	—	224,374	3	5,580,988	—	5,580,988	42

Value-creation pipeline – North America	1,359,160	(58,116)	93,886	1,394,930	16	8,102,297	523,372	8,625,669	182

Gross investments in real estate – North America	9,124,007	(380,493)	177,598	8,921,112	100%	23,563,524	836,779	24,400,303	$394

Assets held for sale in Asia:
Rental properties	73,855	(672)	—	73,183		1,200,683	—	1,200,683	$62
Land parcels	2,706	—	—	2,706
Gross investments in real estate – Asia	76,561	(672)	—	75,889

Gross investments in real estate	9,200,568	(381,165)	177,598	$8,997,001
Less: accumulated depreciation – North America	(1,407,819)	25,033	(3,121)
Less: accumulated depreciation – Asia	(18,141)	127	—
Investments in real estate	$7,774,608	$(356,005)	$174,477

(1)
The per square foot amounts represent total investment in real estate, including our partners’ share of consolidated and unconsolidated real estate joint ventures, divided by 100% of the rentable or developable square feet of the respective properties.

Development, redevelopment, and future value-creation projects

A key component of our business model is our disciplined allocation of capital to Class A development and redevelopment projects located in world-class collaborative science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable space to meet the real estate requirements of, and are reusable by, a wide range of tenants. A significant number of our active development and redevelopment projects are highly leased and expected to be substantially delivered in the near future. Upon completion, each value-creation project is expected to generate a significant increase in rental income, NOI, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns.

Delivery Date	RSF	Leased %	Incremental Annual NOI
1H 2016	413,535	92%	$14 million
2H 2016	1,056,733	90%	$51 million to $56 million
2017-2018	1,987,948	74%	$130 million to $140 million
	3,458,216	81%	$195 million to $210 million

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

Our initial stabilized yield is calculated as the quotient of the estimated amounts of NOI upon stabilization and our investment in the property and excludes the impact of leverage. Our cash rents related to our value-creation projects are expected to increase over time, and our average cash yields are expected, in general, to be greater than our initial stabilized yields (cash basis). Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs. Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term (s) of the lease(s), calculated on a straight-line basis. Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed and excludes significant non-cash items from our investment primarily related to purchase accounting adjustments for above- and below-market leases and acquired debt. Average cash yield reflects cash rents, including contractual rent escalations after initial rental concessions have elapsed, calculated on a straight-line basis and excludes significant non-cash items from our investment primarily related to purchase accounting adjustments for above- and below-market leases and acquired debt. The stabilized occupancy date represents the estimated date on which the project is expected to reach occupancy of 95% or greater.

External growth – value-creation development projects placed into service

The following table presents value-creation development projects, including our unconsolidated real estate joint ventures, placed into service during the six months ended June 30, 2016 (dollars in thousands):

		RSF in Service					% of Project in Service				Unlevered Yields
			Placed into Service 2016					Total Project			Average Cash		Initial Stabilized (Cash Basis)		Initial Stabilized
Property/Market/Submarket	Date	Prior to 1/1/16	First Quarter	Second Quarter		Total		Leased/ Negotiating	Investment
Consolidated development projects
430 East 29th Street/ New York City/Manhattan	Various	354,261	1,783	62,595	(1)	418,639	100%	96%	$471,000	(2)	7.6%	(2)	7.0%	(2)	7.1%	(2)
5200 Illumina Way, Building 6/ San Diego/University Town Center	6/20/16	—	—	295,609		295,609	100%	100%	$68,000	(2)	8.8%	(3)	7.2%	(3)	8.6%	(3)

Unconsolidated real estate joint venture development project
360 Longwood Avenue/ Greater Boston/Longwood Medical Area	Various	259,859	2,508	51,040		313,407	76%	76%	$108,965		8.2%	(4)	7.3%	(4)	7.8%	(4)
		614,120	4,291	409,244		1,027,655

430 East 29th Street	5200 Illumina Way, Building 6	360 Longwood Avenue
New York City/Manhattan	San Diego/University Town Center	Greater Boston/Longwood Medical Area
418,639 RSF	295,609 RSF	313,407 RSF
Roche/New York University/Others	Illumina, Inc.	Dana-Farber Cancer Institute, Inc. The Children’s Hospital Corporation

(1)	Includes 34,017 RSF delivered vacant.

(2)
Increased from our originally disclosed estimated yields of 7.1% for average cash yield, 6.6% initial stabilized yield (cash basis), and 6.5% for initial stabilized yield. Increased from our originally disclosed cost at completion of $463.2 million.

(3)
Increased from our originally disclosed estimated yields of 8.6% for average cash yield, 7.0% initial stabilized yield (cash basis), and 8.4% for initial stabilized yield. Decreased from our originally disclosed cost at completion of $69.9 million.

(4)	Consistent with previously disclosed estimated yields.

Highly leased projects expected to be placed into service in 2016

The following table sets forth our consolidated and unconsolidated development and redevelopment projects to be placed into service in 2016 as of June 30, 2016 (dollars in thousands):

	Dev/ Redev	Project RSF			Percentage		Total Leased/Negotiating		Project Start	Occupancy
Property/Market/Submarket		In Service	CIP	Total	Leased	Negotiating	RSF	%		Initial	Stabilized
50/60 Binney Street/Greater Boston/Cambridge	Dev	—	530,477	530,477	98%	—%	520,385	98%	1Q15	4Q16	4Q16
360 Longwood Avenue/Greater Boston/Longwood Medical Area	Dev	313,407	100,392	413,799	76%	—%	313,407	76%	2Q12	3Q14	4Q16
4796 Executive Drive/San Diego/University Town Center	Dev	—	61,755	61,755	100%	—%	61,755	100%	4Q15	4Q16	4Q16
10290 Campus Point Drive/San Diego/University Town Center	Redev	—	304,326	304,326	100%	—%	304,326	100%	3Q15	4Q16	4Q16
11 Hurley Street/Greater Boston/Cambridge	Redev	—	59,783	59,783	100%	—%	59,783	100%	3Q15	4Q16	4Q16
Total/weighted average		313,407	1,056,733	1,370,140	92%	—%	1,259,656	92%

		Our Share of Investment							Unlevered Yields
Property/Market/Submarket	Our Ownership Interest			Cost to Complete					Average Cash		Initial Stabilized (Cash Basis)		Initial Stabilized
		In Service	CIP	Construction Financing		Other	Total at Completion
50/60 Binney Street/Greater Boston/Cambridge	100%	$—	$355,039	$144,961	(1)	$—	$500,000		8.1%		7.3%		7.4%
360 Longwood Avenue/Greater Boston/Longwood Medical Area	27.5%	72,925	23,360	8,938	(2)	3,742	108,965	(3)	8.2%	(3)	7.3%	(3)	7.8%	(3)
4796 Executive Drive/San Diego/University Town Center	100%	—	21,719	—		20,481	42,200		7.7%		6.8%		7.1%
10290 Campus Point Drive/San Diego/University Town Center	55%	—	121,732	—		268	122,000	(3)	7.6%	(3)	6.8%	(3)	7.0%	(3)
11 Hurley Street/Greater Boston/Cambridge	100%	—	25,503	—		15,497	41,000		8.8%		7.9%		8.6%
Total		$72,925	$547,353	$153,899		$39,988	$814,165

(1)	Refer to Note 8 – “Secured and Unsecured Senior Debt” under Item 1 for additional information related to our secured construction loans.

(2)
Refer to the “Unconsolidated Real Estate Joint Ventures” of “Results of Operations” under Item 2 for additional information related to our secured construction loan held by our unconsolidated real estate joint venture.

(3)
Our projected cost at completion and unlevered yields are based upon our share of the investment in real estate, including costs incurred directly by us outside of the real estate joint venture. Development management fees earned from these projects have been excluded from our estimate of unlevered yields. The RSF related to the project in the table above represents 100% of the project RSF.

Highly leased projects expected to be placed into service in 2016 (continued)

50 Binney Street	60 Binney Street	360 Longwood Avenue
Greater Boston/Cambridge	Greater Boston/Cambridge	Greater Boston/Longwood Medical Area
274,734 RSF	255,743 RSF	100,392 RSF
Sanofi Genzyme	bluebird bio, Inc.	Dana-Farber Cancer Institute, Inc. The Children’s Hospital Corporation

4796 Executive Drive	10290 Campus Point Drive	11 Hurley Street
San Diego/University Town Center	San Diego/University Town Center	Greater Boston/Cambridge
61,755 RSF	304,326 RSF	59,783 RSF
Otonomy, Inc.	Eli Lilly and Company	Editas Medicine, Inc.

Projects expected to be placed into service in 2017 and 2018

The following table sets forth our consolidated and unconsolidated development and redevelopment projects to be placed into service in 2017 and 2018, as of June 30, 2016 (dollars in thousands):

	Dev/ Redev	Project RSF			Percentage		Total Leased/Negotiating			Project Start	Occupancy
Property/Market/Submarket		In Service	CIP	Total	Leased	Negotiating	RSF	%			Initial	Stabilized
100 Binney Street/Greater Boston/Cambridge	Dev	—	431,483	431,483	48%	26%	320,683	74%		3Q15	4Q17	2017
510 Townsend Street/San Francisco/Mission Bay/SoMa	Dev	—	300,000	300,000	100%	—%	300,000	100%		3Q15	3Q17	2017
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	Dev	—	150,000	150,000	100%	—%	150,000	100%		1Q16	2H17	2017
1455/1515 Third Street/San Francisco/Mission Bay/SoMa	Dev	—	422,980	422,980	100%	—%	422,980	100%		3Q14	2Q/3Q18	2018
400 Dexter Avenue North/Seattle/Lake Union	Dev	—	287,806	287,806	62%	28%	259,594	90%	(1)	2Q15	1Q17	2018
ARE Spectrum/San Diego/Torrey Pines	Dev	102,938	233,523	336,461	91%	—%	305,525	91%		2Q16	2H17	2017
9625 Towne Centre Drive/San Diego/University Town Center	Redev	—	162,156	162,156	—%	100%	162,156	100%		3Q15	1Q17	2017
5200 Illumina Way, Parking Structure/San Diego/University Town Center (2)	Dev	N/A	N/A	N/A	100%	—%	N/A	100%		2Q16	2H17	2017
Total/weighted average		102,938	1,987,948	2,090,886	75%	17%	1,920,938	92%

		Our Share of Investment									Unlevered Yields
Property/Market/Submarket	Our Ownership Interest					Cost to Complete					Average Cash	Initial Stabilized (Cash Basis)	Initial Stabilized
		In Service		CIP		Construction Financing	Other		Total at Completion
100 Binney Street/Greater Boston/Cambridge	100%	$—		$200,484		$264,192		$70,324		$535,000	7.9%	7.0%	7.7%
510 Townsend Street/San Francisco/Mission Bay/SoMa	100%	—		99,959		—		138,041		238,000	7.9%	7.0%	7.2%
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	99.4%	—		44,907		—		96,093		141,000	8.6%	7.0%	8.2%
1455/1515 Third Street/San Francisco/Mission Bay/SoMa	51.0%	10,787	(3)	70,525	(3)	—		—		TBD	(4)	(4)	(4)
400 Dexter Avenue North/Seattle/Lake Union	100%	—		90,793		—		141,207		232,000	7.3%	6.9%	7.2%
ARE Spectrum/San Diego/Torrey Pines	100%	65,413		88,830		—		123,757		278,000	6.9%	6.1%	6.4%
9625 Towne Centre Drive/San Diego/University Town Center	100%	—		24,078		—		—		TBD	(4)	(4)	(4)
5200 Illumina Way, Parking Structure/San Diego/University Town Center (2)	100%	—		3,627		—		66,373		70,000	7.0%	7.0%	7.0%
Total/weighted average		$76,200		$623,203		$264,192	$	TBD	$	TBD

(1)	Remaining 10% includes 5% of retail space. Retail space is generally leased closer to completion of the building.

(2)
Represents a 1,280 space parking garage, a portion of which is subterranean, and 20,000 to 40,000 RSF of contiguous amenity space which is leased to Illumina, Inc. Since 2011, we have expanded the campus at 5200 Illumina Way from 346,581 RSF to 792,687 RSF by way of three separate build-to-suit developments for Illumina, Inc. As of June 30, 2016, pro-forma for rents from the recently completed Building 6 and the parking garage under construction, ABR per RSF for the entire 5200 Illumina Way campus is approximately $38.19 per year.

(3)
The in-service and CIP costs are based on our share of the investment in real estate, including costs incurred directly by us outside of the real estate joint venture. The RSF related to the project in the table above represents 100% of the project RSF.

(4)	The design and budget of these projects are in process, and the estimated project costs with related yields will be disclosed in the future.

Projects expected to be placed into service in 2017 and 2018 (continued)

100 Binney Street	510 Townsend Street	505 Brannan Street, Phase I
Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	San Francisco/Mission Bay/SoMa
431,483 RSF	300,000 RSF	150,000 RSF
Bristol-Myers Squibb Company	Stripe, Inc.	Pinterest, Inc.

1455/1515 Third Street	400 Dexter Avenue North	ARE Spectrum	9625 Towne Centre Drive
San Francisco/Mission Bay/SoMa	Seattle/Lake Union	San Diego/Torrey Pines	San Diego/University Town Center
422,980 RSF	287,806 RSF	233,523 RSF	162,156 RSF
Uber Technologies, Inc.	Juno Therapeutics, Inc.	Celgene Corporation The Medicines Company Vertex Pharmaceuticals Incorporated	Negotiating

Future value-creation projects in North America

The following table summarizes the key information for our future value-creation projects in North America as of June 30, 2016 (dollars in thousands, except per SF amounts):

Property/Market/Submarket	Our Ownership Interest		ARE Share of Book Value	Square Feet	Per SF (1)
Alexandria Technology Square®/Greater Boston/Cambridge	100%		$7,787	100,000	$78
505 Brannan Street, Phase II/San Francisco/Mission Bay/SoMa	99.4%		12,994	165,000	79
Grand Avenue/San Francisco/South San Francisco	Various	(2)	36,574	434,072	105
560 Eccles Avenue/San Francisco/South San Francisco (3)	100%		17,655	144,000	123
East 29th Street/New York City/Manhattan	100%		—	420,000	—
5200 Illumina Way/San Diego/University Town Center	100%		10,645	386,044	28
Campus Point Drive/San Diego/University Town Center	100%		8,522	315,000	27
1150/1165/1166 Eastlake Avenue East/Seattle/Lake Union	100%		34,971	366,000	96
1818 Fairview Avenue East/Seattle/Lake Union	100%		8,864	188,490	47
6 Davis Drive/Research Triangle Park/Research Triangle Park	100%		16,419	1,000,000	16
Other:
Greater Boston	100%		9,823	405,599	24
San Francisco	100%		—	95,620	—
San Diego	100%		25,691	193,895	132
Maryland	100%		17,732	668,721	27
Research Triangle Park	100%		4,149	76,262	54
Non-cluster markets	100%		12,548	622,285	20
Future value-creation projects			$224,374	5,580,988	$42

(1)
The per square foot amounts represent total investment in real estate, including our partners’ share of consolidated real estate joint ventures, divided by 100% of the rentable or developable square feet of the respective properties.

(2)	Includes a redeemable noncontrolling interest, aggregating 28% ownership in one of our consolidated real estate joint ventures, at our 213 East Grand Avenue property aggregating 306,096 RSF.

(3)	Represents an additional parcel located near our 341/343 Oyster Point Boulevard properties and within walking distance of Roche’s campus in South San Francisco.

Future value-creation projects in North America (continued)

MISSION BAY/SOMA — SAN FRANCISCO

505 BRANNAN STREET

MANHATTAN — NEW YORK CITY

EAST 29TH STREET

SOUTH SAN FRANCISCO — SAN FRANCISCO

560 ECCLES AVENUE
GRAND AVENUE

Future value-creation projects in North America (continued)

UNIVERSITY TOWN CENTER — SAN DIEGO

CAMPUS POINT DRIVE

LAKE UNION — SEATTLE

1150/1165/1166 EASTLAKE AVENUE EAST
1818 FAIRVIEW AVENUE EAST

UNIVERSITY TOWN CENTER — SAN DIEGO

5200 ILLUMINA WAY

RESEARCH TRIANGLE PARK — RTP

6 DAVIS DRIVE

Summary of capital expenditures

The following table summarizes the total projected construction spending for the year ending December 31, 2016, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2016
Development and redevelopment projects	$376,000
Generic laboratory infrastructure/building improvement projects	44,000
Non-revenue-enhancing capital expenditures and tenant improvements	9,000
Total construction spending for the six months ending December 31, 2016	429,000
Actual construction spending for the six months ended June 30, 2016	380,401
Guidance range for the year ending December 31, 2016	$760,000	–	860,000

Our construction spending for the six months ended June 30, 2016 consisted of the following (in thousands):

Six Months Ended
Historical Construction Spending	June 30, 2016
Our share of total construction costs (1)	$380,401
Joint venture partner’s share of construction costs	48,477
Increase in accrued construction	(59,871)
Total construction spending (cash basis)	$369,007

Classification in Consolidated Statement of Cash Flows
Additions to real estate	$363,061
Investments in unconsolidated real estate joint ventures	5,946
Total construction spending (cash basis)	$369,007

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures shown in the table below.

The table below shows the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures, Tenant Improvements, and Leasing Costs (1)	Six Months Ended June 30, 2016			Recent Average per RSF (2)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$5,151	16,629,515	$0.31	$0.43

Tenant improvements and leasing costs:
Re-tenanted space	$7,142	380,924	$18.75	$15.89
Renewal space	4,374	484,686	9.02	7.40
Total tenant improvements and leasing costs/weighted average	$11,516	865,610	$13.30	$9.82

(1)	Excludes amounts that are recoverable from tenants, revenue enhancing, or related to parties that have undergone redevelopment.

(2)	Represents the average of 2012 through 2015 and the six months ended June 30, 2016, annualized.

We expect our capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue enhancing, or related to properties that undergo redevelopment) on a per RSF basis for the remainder of 2016 to be approximately similar to the amounts shown in the preceding table.

Value-creation projects and external growth

During the three months ended March 31, 2016, we commenced a 150,000 RSF development project for Phase I at 505 Brannan Street in our Mission Bay/SoMa submarket, which is 100% leased to Pinterest, Inc.

During the three months ended June 30, 2016, we commenced development of an additional building at 3215 Merryfield Row aggregating 170,523 RSF at our ARE Spectrum project. The building has been leased to Vertex Pharmaceuticals, Inc., with an initial occupancy date in the second half of 2017.

We also commenced development of a parking structure with 1,280 spaces located at 5200 Illumina Way in our University Town Center submarket. This parking structure is 100% leased to Illumina, Inc.

During the three months ended June 30, 2016, we reclassified 10151 Barnes Canyon in our Sorrento Mesa submarket of San Diego from a redevelopment property to an operating property, as we elected to lease the property on an as-is basis to an existing tenant, pursuant to a seven-year lease.

Real estate acquisition

ALEXANDRIA®
Building the Future of Life-Changing Innovation

One Kendall Square Acquisition

Alexandria's Third Unique Collaborative Science & Technology Campus in East Cambridge

ALEXANDRIA CENTER® AT KENDALL SQUARE
The Broad Institute of MIT and Harvard
Whitehead Institute for Biomedical Research
Massachusetts Institute of Technology
ONE KENDALL SQUARE
ALEXANDRIA TECHNOLOGY SQUARE®

ALEXANDRIA TECHNOLOGY SQUARE®
- 100 Technology Square
- 200 Technology Square
- 300 Technology Square
- 400 Technology Square
- 500 Technology Square
- 600 Technology Square
- 700 Technology Square

ALEXANDRIA CENTER® AT KENDALL SQUARE
- 11 Hurley Street
- 150 Second Street
- 161 First Street
- 50/60 Binney Street
- 215 First Street
- 75/125 Binney Street
- 100 Binney Street
- 225 Binney Street
- 300 Third Street

One Kendall Square—
Urban Science and Technology Campus

ALEXANDRIA
Building the Future of Life-Changing Innovation

Future
Development
Opportunity

One Kendall Square Acquisition: Expanding Our Presence and Our Urban Innovation Campus Strategy in Cambridge

Transaction	• In June 2016, we entered into a definitive agreement to acquire One Kendall Square • $725 million purchase price, including $203 million assumption of secured loan • Expected to close over next few months upon completion of loan assumption and other closing conditions
Portfolio Overview	• Seven buildings aggregating 644,771 RSF (48% office, 36% office/laboratory, and 16% retail/other) • 98.5% occupied • Entitled land parcel for near-term ground-up development of building aggregating 172,500 square feet

Initial Stabilized Yields (unlevered)	• Initial stabilized yield
	  • 5.8%
	  • 4.7% (Cash)
	• Upon completion of near-term lease renewals/re-leasing of space
	  • 6.4%
	  • 6.2% (Cash)
	• Additional opportunity to continue to realize growth in operating cash flows and improve the projected solid return on investment

Key Asset in Leading Life Science Market	• Continued disciplined allocation of capital into the world's leading life science cluster submarket in East Cambridge, MA • Excellent opportunity to expand our urban innovation campus strategy in Cambridge and significantly increase One Kendall Square NOI and cash flows post-acquisition • In close proximity to Alexandria Center® at Kendall Square, Alexandria Technology Square®, and MIT

Significant Internal Growth Opportunity	• Significant opportunity to increase cash flows from operating activities in the near-term
	  • $47/RSF average below market in-place rents (mix of office gross rents and lab triple net rents)
	  • 55% contractual lease expirations through 2019
	  • Conversion of office to laboratory space at significantly higher rents

Significant External Growth Opportunity	• Entitled land parcel for near-term ground-up development of building aggregating 172,500 square feet

Real estate asset sales

Our real estate assets sold during six months ended June 30, 2016 and real estate assets held for sale as of June 30, 2016 consisted of the following (dollars in thousands):

								Classification
Property/Market/Submarket	Date of Sale	RSF/Acres		NOI (1)		Cash NOI (1)		Construction Funding		Asset Sales (2)
16020 Industrial Drive/Maryland/Gaithersburg	4/21/16	71,000	RSF	$1,022		$896		—		$6,400
14 Firstfield Road/Maryland/Gaithersburg	6/2/16	4.6	acres	N/A		N/A		—		3,500
Land parcel in Asia	5/2/16	5.0	acres	N/A		N/A		—		7,484

Two joint ventures 45% partial interest sales:
10290 Campus Point Drive	6/29/16	304,326	RSF	15,930	(3)	14,733	(3)	106,263	(4)	—
10300 Campus Point Drive	2H16	449,759	RSF					—		150,008	(4)
								106,263		167,392

306 Belmont Street and 350 Plantation Street/ Greater Boston/Route 495/Worcester	2H16	90,690	RSF	1,558		1,348	(5)	—		17,550
Operating properties and land parcels/Asia	2H16	1,200,683	RSF	N/A		N/A		—		105,300	(6)
								—		122,850
Completed and pending asset sales								$106,263		$290,242

(1)
NOI amounts represent the annualized amounts for the quarter ended prior to the date of sale, or the second quarter of 2016 annualized for the pending asset sales. For partial interest sales in process, NOI represents the partial interest portion expected to be sold. Cash NOI excludes straight-line rent and amortization of acquired below-market leases.

(2)	Represents gross sales proceeds.

(3)
Amount represents 45% partial interest share of the anticipated initial stabilized NOI and cash NOI upon completion of redevelopment of 10290 Campus Point Drive and NOI and cash NOI for the second quarter of 2016 annualized for 10300 Campus Point Drive.

(4)
Aggregate proceeds of $256.3 million, including gross proceeds of $31.0 million received in the three months ended June 30, 2016, and additional future construction funding of $75 million to be received for 10290 Campus Point Drive.

(5)
Represents non-core properties located outside of our urban innovation clusters. These properties are Class B office buildings leased to non-credit tenants and represent our remaining investments in Worcester. The internal rate of return over our hold period, including the expected disposition of the asset, is expected to be 8.9%.

(6)	Represents 1.2 million RSF of operating properties, plus land parcels aggregating 191.0 acres. Sales expected to be completed in multiple transactions over several quarters.

Non-real estate investments

We hold equity investments in certain publicly traded companies and in certain privately held entities and limited partnerships primarily involved in the science and technology industries.
As of June 30, 2016, our investments aggregated $360.1 million, or approximately 3.9% of our total assets, including $76.1 million of net unrealized gains from investments in publicly traded entities. The charts and table below show selected non-real estate investment statistics as of June 30, 2016 (dollars in thousands, unless stated otherwise):

Public/Private Investment Mix (Cost)				Tenant/Non-Tenant Mix (Cost)

Investment Type	Cost	Net Unrealized Gains	Total	Number of Investments 199 Average Cost $1.4M
Public	$36,469	$76,078	$112,547
Private	247,503	—	247,503
Total	$283,972	$76,078	$360,050

Results of operations

Key operating metrics

Occupancy of Operating Properties in North America (1)	Annualized Based Rent by Market

% of ARE’s Total ABR as of June 30, 2016

Rental Rate Increases: Renewed/Re-Leased Space	Same Property NOI Increase

13.3%
19.6%
28.6%
5.4%
9.9%
11.0%
2014
2015
6/30/16 YTD
2014
2015
6/30/16 YTD
Cash Basis

4.5%
1.3%
5.2%
5.5%
4.7%
6.1%
2014
2015
6/30/16 YTD
2014
2015
6/30/16 YTD
Cash Basis

Favorable Lease Structure		Margins (2)

Percentage of triple net leases	96%	Adjusted EBITDA	Operating
Stable cash flows		66%	70%
Percentage of leases containing annual rent escalations	95%
Increasing cash flows
Percentage of leases providing for the recapture of capital expenditures	94%
Lower capex burden

(1)	As of the end of each respective period.

(2)	Represents the three months ended June 30, 2016.

Same Properties

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development and/or redevelopment properties recently placed into service, the consolidated total rental revenues, tenant recoveries, and rental operating expenses in our operating results can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties, including only our share of amounts from consolidated and unconsolidated real estate joint ventures for comparable properties, referred to as Same Properties, that were fully operating for the entirety of the comparative periods presented. These properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable period presented, properties that underwent development or redevelopment at any time during the comparative periods, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, rental revenues from lease termination fees, if any, are excluded from the results of same properties.

The following table presents information regarding our Same Properties for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Percentage change in NOI over comparable period from prior year	4.9%	5.2%
Percentage change in NOI (cash basis) over comparable period from prior year	6.4%	6.1%
Operating margin	71%	70%
Number of Same Properties	163	161
RSF	14,255,425	13,641,651
Occupancy – current-period average	97.2%	96.9%
Occupancy – same-period prior year average	96.3%	96.5%

The following table reconciles the number of Same Properties to total properties for the six months ended June 30, 2016:

Development – under construction	Properties
50/60 Binney Street	2
100 Binney Street	1
510 Townsend Street	1
505 Brannan Street	1
ARE Spectrum	3
4796 Executive Drive	1
400 Dexter Avenue North	1
360 Longwood Avenue (unconsolidated real estate joint venture)	1
1455/1515 Third Street (unconsolidated real estate joint venture)	2
5200 Illumina Way, Parking Structure	N/A
13

Development – placed into service after January 1, 2015	Properties
75/125 Binney Street	1
430 East 29th Street	1
5200 Illumina Way, Building 6	1
6040 George Watts Hill Drive	1
4

Redevelopment – under construction	Properties
11 Hurley Street	1
10290 Campus Point Drive	1
9625 Towne Centre Drive	1
3

Redevelopment – placed into service after January 1, 2015	Properties
225 Second Avenue	1
11055/11065/11075 Roselle Street	3
10151 Barnes Canyon Road	1
5
Acquisitions after January 1, 2015	Properties
640 Memorial Drive	1

Properties held for sale	10
Total properties excluded from Same Properties	36

Same Properties	161

Total properties as of June 30, 2016	197

Comparison of results for the three months ended June 30, 2016, to the three months ended June 30, 2015

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, and a reconciliation of NOI to (loss) income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Same Properties	$140,949	$135,915	$5,034	3.7%
Non-Same Properties	20,689	15,890	4,799	30.2
Total rental	161,638	151,805	9,833	6.5

Same Properties	46,696	43,927	2,769	6.3
Non-Same Properties	7,411	5,667	1,744	30.8
Total tenant recoveries	54,107	49,594	4,513	9.1

Same Properties	53	11	42	381.8
Non-Same Properties	10,278	2,746	7,532	274.3
Total other income	10,331	2,757	7,574	274.7

Same Properties	187,698	179,853	7,845	4.4
Non-Same Properties	38,378	24,303	14,075	57.9
Total revenues	226,076	204,156	21,920	10.7

Same Properties	54,319	52,670	1,649	3.1
Non-Same Properties	13,006	9,580	3,426	35.8
Total rental operations	67,325	62,250	5,075	8.2

Same properties	133,379	127,183	6,196	4.9
Non-same properties	25,372	14,723	10,649	72.3
Consolidated net operating income	158,751	141,906	16,845	11.9

Same properties	—	—	—	—
Non-same properties	(6,061)	—	(6,061)	(100.0)
Less: NOI of consolidated real estate JVs attributable to noncontrolling interest	(6,061)	—	(6,061)	(100.0)

Same properties	—	—	—	—
Non-same properties	1,214	931	283	30.4
Our share of NOI from unconsolidated real estate JVs	1,214	931	283	30.4

Same properties	133,379	127,183	6,196	4.9
Non-same properties	20,525	15,654	4,871	31.1
Our share of total net operating income	153,904	142,837	11,067	7.7

Other expenses:
General and administrative	15,384	14,989	395	2.6
Interest	25,025	26,668	(1,643)	(6.2)
Depreciation and amortization	70,169	62,171	7,998	12.9
Impairment of real estate	156,143	—	156,143	100.0
Loss on early extinguishment of debt	—	189	(189)	(100.0)
	266,721	104,017	162,704	156.4
Plus: noncontrolling interest share of NOI	6,061	—	6,061	(100.0)
Less: our share of NOI from unconsolidated real estate JVs	(1,214)	(931)	(283)	30.4
Equity in (losses) earnings of unconsolidated real estate JVs	(146)	541	(687)	(127.0)
(Loss) income from continuing operations	$(108,116)	$38,430	$(146,546)	(381.3)%

Our share of NOI – same properties	$133,379	$127,183	$6,196	4.9%
Our share of straight-line rent revenue and amortization of acquired below-market leases	(10,341)	(11,500)	1,159	(10.1)
Our share of NOI – same properties (cash basis)	$123,038	$115,683	$7,355	6.4%

Rental revenues
Total rental revenues for the three months ended June 30, 2016, increased by $9.8 million, or 6.5%, to $161.6 million, compared to $151.8 million for the three months ended June 30, 2015. The increase was due to a $5.0 million increase in revenue from our Same Properties and a $4.8 million increase in rental revenues from our Non-Same Properties, including highly leased development and redevelopment projects, aggregating 992,388 RSF, placed into service subsequent to April 1, 2015.

Rental revenues from our Same Properties for the three months ended June 30, 2016, increased by $5.0 million, or 3.7%, to $140.9 million, compared to $135.9 million for the three months ended June 30, 2015. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since April 1, 2015, as well as an increase in occupancy for same properties to 97.2% for the three months ended June 30, 2016 from 96.3% for the three months ended June 30, 2015.

Tenant recoveries
Tenant recoveries for the three months ended June 30, 2016, increased by $4.5 million, or 9.1%, to $54.1 million, compared to $49.6 million for the three months ended June 30, 2015. This increase is relatively consistent with the increase in our rental operating expenses of $5.1 million, or 8.2%, as discussed under “Rental Operating Expenses” below. Same Properties’ tenant recoveries increased by $2.8 million, or 6.3%, primarily due to the increase in occupancy for Same Properties, as discussed above.

Other income
Other income for the three months ended June 30, 2016 and 2015, consisted of the following (in thousands):

	Three Months Ended June 30,
	2016	2015	Change
Management fee income	$81	$257	$(176)
Interest and other income	574	379	195
Investment income	9,676	2,121	7,555
Total other income	$10,331	$2,757	$7,574

Rental operating expenses
Total rental operating expenses for the three months ended June 30, 2016, increased by $5.1 million, or 8.2%, to $67.3 million, compared to $62.3 million for the three months ended June 30, 2015. Approximately $3.4 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to development and redevelopment projects placed into service subsequent to April 1, 2015.

Same Properties’ rental operating expenses increased slightly during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to an increase in operating expenses from higher property tax expenses and higher repairs and maintenance expenses.

General and administrative expenses
General and administrative expenses for the three months ended June 30, 2016, increased by $0.4 million, or 2.6%, to $15.4 million, compared to $15.0 million for the three months ended June 30, 2015. General and administrative expenses increased primarily due to the continued growth in depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses for the three months ended June 30, 2016 and 2015, on an annualized basis were consistent at 0.7% and 0.7%, respectively.

Interest expense
Interest expense for the three months ended June 30, 2016 and 2015, consisted of the following (dollars in thousands):

	Three Months Ended June 30,
Component	2016	2015	Change
Secured notes payable	$5,893	$7,911	$(2,018)
Unsecured senior notes payable	21,469	17,406	4,063
Unsecured senior line of credit	2,213	2,651	(438)
Unsecured senior bank term loans	3,852	3,435	417
Interest rate hedges	1,865	710	1,155
Amortization of loan fees and other interest	3,521	2,992	529
Interest incurred	38,813	35,105	3,708
Capitalized interest	(13,788)	(8,437)	(5,351)
Interest expense	$25,025	$26,668	$(1,643)

Average debt balance outstanding (1)	$4,117,126	$4,014,547	$102,579
Weighted-average annual interest rate (2)	3.8%	3.5%	0.3%

(1)	Represents the average debt balance outstanding during the three months ended June 30, 2016 and 2015.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

Total interest expense decreased by $1.6 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The decrease in interest expense was primarily due to an increase of $5.4 million in capitalized interest related to an increase in construction activity on our highly leased development and redevelopment projects in our value-creation pipeline aggregating 3.0 million RSF, partially offset by an increase in total interest incurred.

Total interest incurred increased by $3.7 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The average debt balance outstanding during the respective periods increased by $102.6 million, primarily due to the offering of $300 million of unsecured senior notes at a stated interest rate of 4.30% in November 2015 and the offering of $350 million of unsecured senior notes at a stated interest rate of 3.95% in June 2016. The proceeds from these notes were used primarily to fund the construction of our development and redevelopment projects and to repay amounts outstanding under our unsecured senior line of credit. The increase in interest incurred was partially offset by the decrease in interest on secured notes payable resulting from our repayment of outstanding principal balances aggregating $307.0 million, with a weighted average interest rate of 5.40%, subsequent to June 30, 2015.

Depreciation and amortization
Depreciation and amortization expense for the three months ended June 30, 2016, increased by $8.0 million, or 12.9%, to $70.2 million, compared to $62.2 million for the three months ended June 30, 2015. The increase is primarily due to additional depreciation from development and redevelopment projects placed into service subsequent to April 1, 2015, as noted above.

Sale of real estate assets and related impairment charges
Refer to “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” and “Sale of Real Estate Assets and Related Impairment Charges” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report.

Equity in (loss) earnings of unconsolidated real estate joint ventures
Equity in loss of unconsolidated real estate joint ventures of $146 thousand for the three months ended June 30, 2016, and equity in earnings of $541 thousand for the three months ended June 30, 2015, primarily includes our 27.5% share of the operating results of our property at 360 Longwood Avenue in our Longwood Medical Area submarket of Greater Boston. As of June 30, 2016, we had 313,407 RSF, or 76% of this property, in service and occupied, and 100,392 RSF, or 24% of this project, under development. Refer to “Highly Leased Projects to be Placed into Service in 2016” under Item 2 for further information regarding the yields expected upon stabilization of this project.

Comparison of results for the six months ended June 30, 2016, to the six months ended June 30, 2015

The following table presents a comparison of the components of NOI for our Same Properties and Non-Same Properties for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, and a reconciliation of NOI to (loss) income from continuing operations, the most directly comparable financial measure (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Same Properties	$252,931	$244,084	$8,847	3.6%
Non-Same Properties	66,983	51,329	15,654	30.5
Total rental	319,914	295,413	24,501	8.3

Same Properties	86,116	82,305	3,811	4.6
Non-Same Properties	20,588	15,683	4,905	31.3
Total tenant recoveries	106,704	97,988	8,716	8.9

Same Properties	114	18	96	533.3
Non-Same Properties	15,433	7,490	7,943	106.0
Total other income	15,547	7,508	8,039	107.1

Same Properties	339,161	326,407	12,754	3.9
Non-Same Properties	103,004	74,502	28,502	38.3
Total revenues	442,165	400,909	41,256	10.3

Same Properties	100,288	99,333	955	1.0
Non-Same Properties	32,874	24,140	8,734	36.2
Total rental operations	133,162	123,473	9,689	7.8

Same properties	238,873	227,074	11,799	5.2
Non-same properties	70,130	50,362	19,768	39.3
Consolidated net operating income	309,003	277,436	31,567	11.4

Same properties	—	—	—	—
Non-same properties	(12,116)	—	(12,116)	(100.0)
Less: NOI of consolidated real estate JVs attributable to noncontrolling interest	(12,116)	—	(12,116)	(100.0)

Same properties	—	—	—	—
Non-same properties	2,282	1,791	491	27.4
Our share of NOI from unconsolidated real estate JVs	2,282	1,791	491	27.4

Same properties	238,873	227,074	11,799	5.2
Non-same properties	60,296	52,153	8,143	15.6
Our share of total net operating income	299,169	279,227	19,942	7.1

Other expenses:
General and administrative	30,572	29,376	1,196	4.1
Interest	49,880	49,904	(24)	—
Depreciation and amortization	141,035	121,091	19,944	16.5
Impairment of real estate	185,123	14,510	170,613	1,175.8
Loss on early extinguishment of debt	—	189	(189)	(100.0)
	406,610	215,070	191,540	89.1
Plus: noncontrolling interest share of NOI	12,116	—	12,116	100.0
Less: our share of NOI from unconsolidated real estate JVs	(2,282)	(1,791)	(491)	27.4
Equity in (losses) earnings of unconsolidated real estate JVs	(543)	1,115	(1,658)	(148.7)
(Loss) income from continuing operations	$(98,150)	$63,481	$(161,631)	(254.6)%

Our share of NOI – same properties	$238,873	$227,074	$11,799	5.2%
Our share of straight-line rent revenue and amortization of acquired below-market leases	(8,477)	(9,839)	1,362	(13.8)
Our share of NOI – same properties (cash basis)	$230,396	$217,235	$13,161	6.1%

Rental revenues
Total rental revenues for the six months ended June 30, 2016, increased by $24.5 million, or 8.3%, to $319.9 million, compared to $295.4 million for the six months ended June 30, 2015. The increase was primarily due to rental revenues from our Non-Same Properties, which consisted of the following: (i) an increase of $14.6 million primarily due to placing into service, subsequent to January 1, 2015, highly leased development and redevelopment projects, aggregating 1,380,658 RSF and (ii) an increase of $1.1 million due to the acquisition of one operating property aggregating 225,504 RSF subsequent to January 1, 2015.

Rental revenues from our Same Properties for the six months ended June 30, 2016, increased by $8.8 million, or 3.6%, to $252.9 million, compared to $244.1 million for the six months ended June 30, 2015. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2015, as well as an increase in occupancy for same properties to 96.9% for the six months ended June 30, 2016, from 96.5% for the six months ended June 30, 2015.

Tenant recoveries
Tenant recoveries for the six months ended June 30, 2016, increased by $8.7 million, or 8.9%, to $106.7 million, compared to $98.0 million for the six months ended June 30, 2015. This increase is relatively consistent with the increase in our rental operating expenses of $9.7 million, or 7.8%, as discussed under “Rental Operating Expenses” below. Same Properties’ tenant recoveries increased by $3.8 million, or 4.6%, primarily due to the increase in occupancy for Same Properties, as discussed above.

Other income
Other income for the six months ended June 30, 2016 and 2015, consisted of the following (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Management fee income	$334	$811	$(477)
Interest and other income	1,428	864	564
Investment income	13,785	5,833	7,952
Total other income	$15,547	$7,508	$8,039

Rental operating expenses
Total rental operating expenses for the six months ended June 30, 2016, increased by $9.7 million, or 7.8%, to $133.2 million, compared to $123.5 million for the six months ended June 30, 2015. Approximately $8.7 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to development and redevelopment projects placed into service subsequent to January 1, 2015, and the one operating property acquired subsequent to January 1, 2015.

Same Properties rental operating expenses increased during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to an increase in operating expenses from higher property tax expenses and higher repairs and maintenance expenses.

General and administrative expenses
General and administrative expenses for the six months ended June 30, 2016, increased by $1.2 million, or 4.1%, to $30.6 million, compared to $29.4 million for the six months ended June 30, 2015. General and administrative expenses increased primarily due to the continued growth in depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses for the six months ended June 30, 2016 and 2015, on an annualized basis, were consistent at 0.7% and 0.7%, respectively.

Interest expense
Interest expense for the six months ended June 30, 2016 and 2015, consisted of the following (dollars in thousands):

	Six Months Ended June 30,
Component	2016	2015	Change
Secured notes payable	$12,921	$15,620	$(2,699)
Unsecured senior notes payable	42,125	34,811	7,314
Unsecured senior line of credit	4,333	4,724	(391)
Unsecured senior bank term loans	7,679	6,776	903
Interest rate hedges	2,023	1,215	808
Amortization of loan fees and other interest	6,686	6,166	520
Interest incurred	75,767	69,312	6,455
Capitalized interest	(25,887)	(19,408)	(6,479)
Interest expense	$49,880	$49,904	$(24)

Average debt balance outstanding (1)	$4,092,136	$3,915,996	$176,140
Weighted-average annual interest rate (2)	3.7%	3.5%	0.2%

(1)	Represents the average total debt balance outstanding during the six months ended June 30, 2016 and 2015.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

Total interest expense during the six months ended June 30, 2016, was relatively flat compared to the six months ended June 30, 2015, primarily as a result of a $6.5 million increase in interest incurred, offset by an increase of $6.5 million in capitalized interest related to an increase in construction activity on our highly leased development and redevelopment projects in our value-creation pipeline aggregating 3.0 million RSF.

Total interest incurred increased by $6.5 million during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The average debt balance outstanding during the respective periods increased by $176.1 million, primarily due to the offering of $300 million of unsecured senior notes at a stated interest rate of 4.30% in November 2015 and the offering of $350 million of unsecured senior notes at a stated interest rate of 3.95% in June 2016. The proceeds from these notes were used primarily to fund the construction of our development and redevelopment projects and to repay amounts outstanding under our unsecured senior line of credit. The increase in interest incurred was partially offset by the decrease in interest on secured notes payable resulting from our repayment of outstanding principal balances aggregating $307.0 million, with a weighted average interest rate of 5.40%, subsequent to June 30, 2015.

Depreciation and amortization
Depreciation and amortization expense for the six months ended June 30, 2016, increased by $19.9 million, or 16.5%, to $141.0 million, compared to $121.1 million for the six months ended June 30, 2015. The increase is primarily due to additional depreciation from development and redevelopment projects placed into service subsequent to January 1, 2015.

Sale of real estate assets and related impairment charges
Refer to “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” and “Sale of Real Estate Assets and Related Impairment Charges” in Note 3 “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report.

Equity in (loss) earnings of unconsolidated real estate joint ventures
Equity in loss of unconsolidated real estate joint ventures of $543 thousand for the six months ended June 30, 2016, and equity in earnings of $1.1 million for the six months ended June 30, 2015, primarily includes our 27.5% share of the operating results of our property at 360 Longwood Avenue in our Longwood Medical Area submarket of Greater Boston that was placed into service at various dates beginning in the three months ended December 31, 2014. As of June 30, 2016, we had 313,407 RSF, or 76% of this property, in service at 100% occupancy and 100,392 RSF, or 24% of this project, under development. Refer to “Highly Leased Projects to be Placed into Service in 2016” within Item 2 for further information regarding the yields expected upon stabilization of this project.

Pro rata operating information

We present our operating and balance sheet information on a pro rata basis adjusted for our share of investments in unconsolidated real estate joint ventures and the share of our consolidated real estate joint ventures owned by noncontrolling interests. We believe this non-GAAP information is useful to our investors as supplemental to disclosures of our operating performance and financial position. Refer to “Non-GAAP Measures” within Item 2 of this report for a definition of the pro rata basis.

	Three Months Ended June 30, 2016					Six Months Ended June 30, 2016
(In thousands)	Consolidated	Noncontrolling Share of Consolidated JVs	Our Share of Unconsolidated JVs	Our Total Share		Consolidated	Noncontrolling Share of Consolidated JVs	Our Share of Unconsolidated JVs	Our Total Share
Total revenues	$226,076	$(8,383)	$1,989	$219,682		$442,165	$(16,573)	$3,844	$429,436
Rental operations	67,325	(2,322)	775	65,778		133,162	(4,457)	1,562	130,267
	158,751	(6,061)	1,214	153,904		309,003	(12,116)	2,282	299,169
Expenses:
General and administrative	15,384	(46)	16	15,354		30,572	(68)	52	30,556
Interest	25,025	—	693	25,718		49,880	—	1,379	51,259
Depreciation and amortization	70,169	(2,226)	651	68,594		141,035	(4,527)	1,394	137,902
Impairment of real estate	156,143	(586)	—	155,557		185,123	(586)	—	184,537
	266,721	(2,858)	1,360	265,223		406,610	(5,181)	2,825	404,254

Equity in loss from unconsolidated real estate joint venture	(146)	—	146	—		(543)	—	543	—
Net loss	(108,116)	(3,203)	—	(111,319)		(98,150)	(6,935)	—	(105,085)
Net income attributable to noncontrolling interests	(3,500)	3,203	—	(297)	(1)	(7,530)	6,935	—	(595)	(1)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(111,616)	—	—	(111,616)		(105,680)	—	—	(105,680)
Dividends on preferred stock	(5,474)	—	—	(5,474)		(11,381)	—	—	(11,381)
Preferred stock redemption charge	(9,473)	—	—	(9,473)		(12,519)	—	—	(12,519)
Net income attributable to unvested restricted stock awards	(1,085)	—	—	(1,085)		(1,886)	—	—	(1,886)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(127,648)	$—	$—	$(127,648)		$(131,466)	$—	$—	$(131,466)

(1)
Represents net income attributable to redeemable noncontrolling interests. These redeemable interests earn a fixed preferred return of 8.4% rather than a variable return based upon their ownership percentage of the real estate joint venture and have been excluded from our calculation.

Pro rata balance sheet information

	June 30, 2016
(In thousands)	Consolidated	Noncontrolling Share of Consolidated JVs	Our Share of Unconsolidated JVs	Our Total Share
Investments in real estate	$7,774,608	$(356,005)	$174,477	$7,593,080
Investments in unconsolidated real estate JVs	132,433	—	(132,433)	—
Cash and cash equivalents	256,000	(7,904)	6,002	254,098
Other assets	981,789	(18,272)	8,759	972,276
Total assets	$9,144,830	$(382,181)	$56,805	$8,819,454

Secured notes payable	$722,794	$—	$49,592	$772,386
Unsecured debt	3,393,743	—	—	3,393,743
Other liabilities	660,816	(36,413)	7,213	631,616
Total liabilities	4,777,353	(36,413)	56,805	4,797,745

Redeemable noncontrolling interests	9,218	(9,218)	—	—

Alexandria Real Estate Equities, Inc.’s stockholders’ equity	4,021,709	—	—	4,021,709
Noncontrolling interests	336,550	(336,550)	—	—
Total equity	4,358,259	(336,550)	—	4,021,709
Total liabilities and equity	$9,144,830	$(382,181)	$56,805	$8,819,454

Consolidated real estate joint ventures

We own partial interests in the following Class A properties: (i) 30% interest in 225 Binney Street in our Cambridge submarket, (ii) 50.1% interest in 1500 Owens Street in our Mission Bay/SoMa submarket, (iii) 60% interest in 409/499 Illinois Street in our Mission Bay/SoMa submarket, and (iv) 55% interest in 10290 Campus Point Drive in our University Town Center submarket, in respective real estate joint venture partnerships with high-quality institutional investors. Refer to Note 3 – “Investments in Real Estate” under Item 1 of this report for further discussion of our existing consolidated real estate joint ventures.

The following tables set forth pro rata information related to our consolidated real estate joint ventures (dollars in thousands):

	Three Months Ended June 30, 2016
	Consolidated Real Estate Joint Ventures at 100%
	225 Binney Street	1500 Owens Street	409/499 Illinois Street	Various	Total
Total revenues	$3,941	$3,220	$9,957	$473	$17,591
Rental operations	624	1,089	3,276	599	5,588
	3,317	2,131	6,681	(126)	12,003
Expenses:
General and administrative	9	29	50	158	246
Interest	—	—	—	—	—
Depreciation and amortization	977	700	2,970	121	4,768
Impairment of real estate	—	—	—	18,841	18,841
Net income (loss)	$2,331	$1,402	$3,661	$(19,246)	$(11,852)

	Noncontrolling Interests Share of Amounts Above
	225 Binney Street	1500 Owens Street	409/499 Illinois Street		Total
	70%	49.9%	40%	Various (1)
Total revenues	$2,759	$1,606	$3,983	$35	$8,383
Rental operations	438	543	1,311	30	2,322
	2,321	1,063	2,672	5	6,061
Expenses:
General and administrative	6	15	20	5	46
Interest	—	—	—	—	—
Depreciation and amortization	683	349	1,188	6	2,226
Impairment of real estate	—	—	—	586	586
Net income (loss)	$1,632	$699	$1,464	$(592)	$3,203

(1)
Excludes net income attributable to redeemable noncontrolling interests, aggregating $297 thousand. These redeemable interests earn a fixed preferred return of 8.4%, rather than a variable return based upon their ownership percentage of the real estate joint venture, and have been excluded from our calculation.

	Six Months Ended June 30, 2016
	Consolidated Real Estate Joint Ventures at 100%
	225 Binney Street	1500 Owens Street	409/499 Illinois Street	Various	Total
Total revenues	$7,878	$6,267	$19,627	$1,203	$34,975
Rental operations	1,239	2,074	6,196	1,179	10,688
	6,639	4,193	13,431	24	24,287
Expenses:
General and administrative	9	30	57	373	469
Interest	—	—	—	—	—
Depreciation and amortization	1,953	1,429	6,024	483	9,889
Impairment of real estate	—	—	—	18,841	18,841
Net income (loss)	$4,677	$2,734	$7,350	$(19,673)	$(4,912)

	Noncontrolling Interest Share of Amounts Above
	225 Binney Street	1500 Owens Street	409/499 Illinois Street		Total
	70%	49.9%	40%	Various (1)
Total revenues	$5,515	$3,127	$7,851	$80	$16,573
Rental operations	868	1,035	2,479	75	4,457
	4,647	2,092	5,372	5	12,116
Expenses:
General and administrative	6	15	22	25	68
Interest	—	—	—	—	—
Depreciation and amortization	1,367	713	2,410	37	4,527
Impairment of real estate	—	—	—	586	586
Net income (loss)	$3,274	$1,364	$2,940	$(643)	$6,935

(1)
Excludes net income attributable to redeemable noncontrolling interests, aggregating $595 thousand. These redeemable interests earn a fixed preferred return of 8.4% rather than a variable return based upon their ownership percentage of the real estate joint venture and have been excluded from our calculation.

	June 30, 2016
	Consolidated Real Estate Joint Ventures at 100%
	225 Binney Street	1500 Owens Street	409/499 Illinois Street	10290 Campus Point Drive	Various		Total
Investments in real estate	$161,609	$81,532	$357,548	$169,816	$117,266		$887,771
Cash and cash equivalents	3,719	2,615	9,485	—	7,157		22,976
Other assets	7,076	6,312	23,673	3,021	4,506		44,588
Total assets	$172,404	$90,459	$390,706	$172,837	$128,929		$955,335

Secured notes payable	$—	$—	$—	$—	$—		$—
Other liabilities	3,272	10,081	27,238	18,141	12,356		71,088
Total liabilities	3,272	10,081	27,238	18,141	12,356		71,088

Redeemable noncontrolling interests	—	—	—	—	9,218	(1)	9,218

Total equity	169,132	80,378	363,468	154,696	107,355		875,029
Total liabilities and equity	$172,404	$90,459	$390,706	$172,837	$128,929		$955,335

	Noncontrolling Interest Share of Amounts Above
	225 Binney Street	1500 Owens Street	409/499 Illinois Street	10290 Campus Point Drive			Total
	70%	49.9%	40%	45% (2)	Various
Investments in real estate	$113,126	$40,685	$143,020	$48,477	$10,697		$356,005
Cash and cash equivalents	2,603	1,305	3,794	—	202		7,904
Other assets	4,954	3,149	9,468	603	98		18,272
Total assets	$120,683	$45,139	$156,282	$49,080	$10,997		$382,181

Secured notes payable	$—	$—	$—	$—	$—		$—
Other liabilities	2,291	5,030	10,895	18,141	56		36,413
Total liabilities	2,291	5,030	10,895	18,141	56		36,413

Redeemable noncontrolling interests	—	—	—	—	9,218	(1)	9,218

Total equity	118,392	40,109	145,387	30,939	1,723		336,550
Total liabilities and equity	$120,683	$45,139	$156,282	$49,080	$10,997		$382,181

(1)
Represents redeemable noncontrolling interests aggregating approximately 28% ownership in one of our consolidated real estate joint ventures. Excluding this entity, the remaining real estate joint venture partners have approximately 2% ownership in the various consolidated real estate joint ventures.

(2)
The 10290 Campus Point Drive joint venture closed in June 2016. Our joint venture partner is expected to fund substantially all of the remaining redevelopment costs for this project. As of June 30, 2016, 10290 Campus Point Drive was under redevelopment and had no operating activities.

Unconsolidated real estate joint ventures

We provide the information on our share of investments in unconsolidated real estate joint ventures as we believe this information is useful for investors because it provides our share of the investments in real estate from all properties, including our share of the assets and liabilities of our unconsolidated real estate joint ventures.

360 Longwood Avenue

We are currently developing a building aggregating 413,799 RSF in our Longwood Medical Area submarket of Greater Boston. As of June 30, 2016, we had 313,407 RSF, or 76% of the project, leased and in service. The cost at completion is expected to be approximately $350.0 million. The remaining cost to complete the development is expected to be funded primarily from the remaining Longwood construction loan. Refer to Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” under Item 1 of this report, and the table below, for additional information.

The following table summarizes the Longwood construction loan as of June 30, 2016 (dollars in thousands):

Tranche	Maturity Date		Stated Rate	Outstanding Balance	Remaining Commitments	Total
Fixed rate	April 1, 2017	(1)	5.25%	$173,226	$2,015	$175,241
Floating rate (2)	April 1, 2017	(1)	L+3.75%	7,467	30,492	37,959
				180,693	$32,507	$213,200
Unamortized deferred financing costs				352
				$180,341

(1)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(2)	Borrowings under the floating rate tranche have an interest rate floor equal to 5.25%, and are subject to an interest rate cap on LIBOR of 3.50%.

We have a 27.5% interest in this unconsolidated real estate joint venture that we account for under the equity method of accounting. Refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” and Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” under Item 1 of this report for additional information. Our investment in this real estate joint venture was $50.0 million as of June 30, 2016.

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

1455/1515 Third Street

In September 2014, we entered into a real estate joint venture agreement with Uber for the development of two buildings aggregating 422,980 RSF situated on two land parcels at 1455/1515 Third Street in our Mission Bay/SoMa submarket of San Francisco. The total purchase price of the two land parcels aggregating $125.0 million was funded by contributions into the real estate joint venture by Uber and us. We have a 51% interest, and Uber has a 49% interest, in this unconsolidated real estate joint venture. The project is expected to be funded by contributions from Uber and us. We are in the process of finalizing the design and construction budget with our partner, and we expect to provide the total estimated cost at completion and estimate of yields in the near future. This project is 100% leased to Uber for a 15-year term.

We account for our investment in this real estate joint venture under the equity method of accounting. Refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” and Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” under Item 1 of this report for additional information. Our investment in this real estate joint venture was $82.5 million as of June 30, 2016.

The following tables set forth information related to our unconsolidated real estate joint ventures (dollars in thousands):

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Unconsolidated Real Estate Joint Ventures at 100%				Unconsolidated Real Estate Joint Ventures at 100%
	360 Longwood Avenue		1455/1515 Third Street	Total	360 Longwood Avenue		1455/1515 Third Street	Total
Total revenue	$6,613		$187	$6,800	$12,866		$298	$13,164
Rental operations	2,468		187	2,655	4,951		391	5,342
	4,145		—	4,145	7,915		(93)	7,822
Expenses:
General and administrative	16		22	38	143		22	165
Interest	2,516		—	2,516	5,011		—	5,011
Depreciation and amortization	1,676		132	1,808	3,344		264	3,608
Net loss	$(63)		$(154)	$(217)	$(583)		$(379)	$(962)

	Our Share of Amounts Above				Our Share of Amounts Above
	360 Longwood Avenue		1455/1515 Third Street	Total	360 Longwood Avenue		1455/1515 Third Street	Total
	27.5%		51%		27.5%		51%
Total revenue	$1,893	(1)	$96	$1,989	$3,692	(1)	$152	$3,844
Rental operations	679		96	775	1,362		200	1,562
	1,214		—	1,214	2,330		(48)	2,282
Expenses:
General and administrative	5		11	16	41		11	52
Interest	693		—	693	1,379		—	1,379
Depreciation and amortization	583		68	651	1,259		135	1,394
Net loss	$(67)		$(79)	$(146)	$(349)		$(194)	$(543)

(1)    Includes property management fees earned by us.

	June 30, 2016
	Unconsolidated Real Estate Joint Ventures at 100%
	360 Longwood Avenue		1455/1515 Third Street	Total
Investments in real estate	$309,421		$147,763	$457,184
Cash and cash equivalents	7,165		7,869	15,034
Other assets	21,829		2,543	24,372
Total assets	$338,415		$158,175	$496,590

Secured notes payable	$180,341	(1)	$—	$180,341
Other liabilities	9,837		7,585	17,422
Total liabilities	190,178		7,585	197,763

Total equity	148,237		150,590	298,827
Total liabilities and equity	$338,415		$158,175	$496,590

	Our Share of Amounts Above (2)
	360 Longwood Avenue		1455/1515 Third Street	Total
	27.5%		51%
Investments in real estate	$93,659		$80,818	$174,477
Cash and cash equivalents	1,989		4,013	6,002
Other assets	7,186		1,573	8,759
Total assets	$102,834		$86,404	$189,238

Secured notes payable	$49,592	(1)	$—	$49,592
Other liabilities	3,268		3,945	7,213
Total liabilities	52,860		3,945	56,805

Total equity	49,974		82,459	132,433
Total liabilities and equity	$102,834		$86,404	$189,238

(1)
Represents a non-recourse, secured construction loan with aggregate commitments of $213.2 million, of which $175.2 million bears interest at a fixed rate of 5.25% and $38.0 million bears interest at a floating rate of LIBOR+3.75%, with a floor of 5.25%. Borrowings under the floating rate tranche are subject to an interest rate cap on LIBOR of 3.50%. The maturity date of the loan is April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions. The amount of $180.3 million classified as a secured note payable as of June 30, 2016, consists of $180.7 million of outstanding principal of the secured note payable, net of $352 thousand of unamortized deferred financing costs.

(2)	Amounts include costs incurred directly by us outside of the real estate joint ventures.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted and FFO per share attributable to Alexandria’s common stockholders – diluted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2016, as set forth in the table below. The table below provides a reconciliation of FFO per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to EPS, the most directly comparable GAAP measure, and other key assumptions included in our updated guidance for the year ending December 31, 2016. Refer to our Form 8-K filed on July 6, 2016 for more information related to updates to our guidance on May 2, 2016.

Summary of Key Changes in Guidance	Prior (1)	As of 8/1/2016
EPS, FFO per share, and FFO per share, as adjusted	See below	See below
Rental rate increases up 5%	14.0% to 17.0%	19.0% to 22.0%
Rental rate increases (cash basis) up 1%	6.0% to 9.0%	7.0% to 10.0%
Interest expense	$108 to $118 million	$100 to $110 million	(2)
Same property NOI increase up 0.5%	2.0% to 4.0%	2.5% to 4.5%
Same property NOI increase (cash basis) up 0.5%	3.5% to 5.5%	4.0% to 6.0%

EPS and FFO per Share Attributable to Alexandria’s Common Stockholders – Diluted (3)
	As of 7/6/2016	As of 8/1/2016
Earnings per share	$(1.08) to $(0.98)	$(1.19) to $(1.13)
Add: depreciation and amortization	4.00	4.00
Add: impairment of real estate – rental properties	1.14	1.15
Other	(0.02)	(0.02)
FFO per share	$4.04 to $4.14	$3.94 to $4.00
Less: investment income (4)	—	(0.06)
Add: impairment of real estate – land parcels	1.24	1.25
Add: loss on early extinguishment of debt	0.04	0.04
Add: preferred stock redemption charge	0.16	0.33
Other	(0.02)	(0.02)
FFO per share, as adjusted	$5.46 to $5.56	$5.48 to $5.54

(1)	Prior guidance for these items was provided on May 2, 2016, with the exception of EPS, FFO per share, and FFO per share, as adjusted, which were provided on July 6, 2016.

(2)
Our guidance range for interest expense for the year ending December 31, 2016 has been revised for the impact of the amount and/or timing of various transactions that we have completed and/or announced, including acquisitions, our forward sale of common stock, asset sales, and unsecured senior notes payable offering. In the prior quarter, our outlook assumed we would be in the bottom half of our interest expense range of $108 million to $118 million.

(3)
Includes net proceeds of $724.0 million from the forward sale agreements to sell an aggregate of 7.5 million shares of our common stock, and net proceeds of $367.8 million for sales of common stock under our ATM program for the six months ended June 30, 2016.

(4)	Represents investment gains of $4.4 million related to one investment for the three months ended June 30, 2016.

Key Assumptions (Dollars in thousands)	2016 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2016	96.5%	97.1%

Lease renewals and re-leasing of space:
Rental rate increases	19.0%	22.0%
Rental rate increases (cash basis)	7.0%	10.0%

Same property performance:
NOI increase	2.5%	4.5%
NOI increase (cash basis)	4.0%	6.0%

Straight-line rent revenue	$51,000	$56,000
General and administrative expenses	$59,000	$64,000
Capitalization of interest	$45,000	$55,000
Interest expense (1)	$100,000	$110,000

Key Credit Metrics	2016 Guidance
Net debt to Adjusted EBITDA – fourth quarter annualized	6.2x to 6.6x
Fixed-charge coverage ratio – fourth quarter annualized	3.0x to 3.5x
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2016	10% to 13%

(1)
Our guidance range for interest expense for the year ending December 31, 2016 has been revised for the impact of the amount and/or timing of various transactions that we have completed and/or announced, including acquisitions, our forward sale of common stock, asset sales, and unsecured senior notes payable offering. In the prior quarter, our outlook assumed we would be in the bottom half of our interest expense range of $108 million to $118 million.

Net Debt to Adjusted EBITDA (1)	Liquidity

6.8x
6.2x to 6.6x
<6.0x
6/30/16
12/31/16
Target
Goal

	$2.4B

	(in millions)
	Availability under our unsecured senior line of credit (2)	$1,578
	Remaining construction loan commitments	483
	Available-for-sale equity securities, at fair value	112
	Cash and cash equivalents	256
		$2,429

Fixed-Charge Coverage Ratio (1)	Unencumbered NOI (3)

3.6x
3.5x
3.0x to 3.5x
12/31/15
6/30/16
Target Range

	86%

(1)	Quarter annualized.

(2)
Amount includes our availability for borrowing under our unsecured senior line of credit, aggregating $1.4 billion as of June 30, 2016, and an additional $150 million that became available on July 29, 2016, upon amendment of our unsecured senior line of credit agreement. Aggregate commitments available under our unsecured senior line of credit were increased to $1.65 billion.

(3)	For the three months ended June 30, 2016.

As of June 30, 2016, we had CIP related to our 10 development projects and three redevelopment projects. The completion of these projects, along with projects recently placed into service, certain future projects, and operations from Same Properties, is expected to contribute significant increases in rental income, NOI, and cash flows. Operating performance assumptions related to the completion of our development and redevelopment projects, including the timing of initial occupancy, stabilization dates, and initial stabilized yield, are included in “Value-Creation Projects and External Growth” in Item 2 of this report. Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the “Projected Construction Spending” table in “Summary of Capital Expenditures” of the “Value-Creation Projects and External Growth” in Item 2 of this report.

The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs, because these project costs will no longer qualify for capitalization and will therefore be expensed as incurred. Our projection assumptions for Same Properties NOI growth, rental rate growth, straight-line rent, general and administrative expenses, capitalization of interest, and interest expense are included in the tables above and are subject to a number of variables and uncertainties, including those discussed under “Forward-Looking Statements” of Part I, “Risk Factors” of Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of our annual report on Form 10-K for the year ended December 31, 2015. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

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

Over the next several years, our balance sheet, capital structure, and liquidity objectives are as follows:

•
Retain positive cash flows from operating activities after payment of dividends and distributions to noncontrolling interests for investment in development and redevelopment projects and/or acquisitions;

•
Maintain significant liquidity from net cash provided by operating activities, cash and cash equivalents, available-for-sale equity securities, available borrowing capacity under our unsecured senior line of credit and available commitments under our secured construction loans;

•	Reduce the aggregate amount of outstanding unsecured bank debt under our unsecured senior bank term loans;

•	Maintain a well-laddered debt maturity profile by limiting the amount of debt maturing in any particular year

•
Maintain diverse sources of capital, including sources from net cash provided by operating activities, unsecured debt, secured debt, selective asset sales, joint venture capital, preferred stock, and common stock;

•	Mitigate unhedged variable-rate debt exposure through the reduction of short-term and medium-term variable-rate bank debt;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund preferred stock and common stock dividends from net cash provided by operating activities;

•	Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate;

•	Maintain high levels of pre-leasing and percentage leased in value-creation projects; and

•	Decrease the ratio of net debt to Adjusted EBITDA, with some variation from quarter to quarter.

Unsecured senior line of credit and unsecured senior bank term loans

The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities (dollars in thousands):

	As of June 30, 2016
Facility	Balance		Maturity Date (1)	Applicable Margin	Facility Fee
Unsecured senior line of credit (2)	$72,000		January 2019	L+1.10%	0.20%
2019 Unsecured Senior Bank Term Loan	$597,304	(3)	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	$347,726	(3)	January 2021	L+1.10%	N/A

(1)	Includes any extension options that we control.

(2)
On July 29, 2016, we amended our unsecured senior line of credit and increased commitments available for borrowing by $150 million to an aggregate of $1.65 billion, extended the maturity date to October 29, 2021, and reduced the interest rate from LIBOR+1.10% to LIBOR+1.00%. Refer to Note 15 – “Subsequent Events” under Item 1 for additional information.

(3)	Amounts are net of unamortized deferred financing costs.

On July 29, 2016, we amended our unsecured senior line of credit and recognized a loss on early extinguishment of debt of
$2.4 million related to the write-off of unamortized loan fees.

	Total Commitment		Maturity Date		Applicable Rate		Facility Fee
	Prior/Current	Amended	Prior/Current	Amended	Prior/Current	Amended	Prior/Current	Amended
Unsecured senior line of credit	$1.5 billion	$1.65 billion	January 2019	October 2021	L+1.10%	L+1.00%	0.20%	0.20%

Subsequent to the amendment, the maturity date of the unsecured senior line of credit is October 2021, assuming we exercise our sole right to extend the stated maturity date, twice, by an additional six months after each exercise. Borrowings under the unsecured senior line of credit bear interest at LIBOR or the base rate specified in the amended unsecured senior line of credit agreement plus, in either case, a specified margin (the “Applicable Margin”). The Applicable Margin for LIBOR borrowings under the unsecured senior line of credit is based on our existing credit rating as set by certain rating agencies. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the Applicable Margin, our unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit and unsecured senior bank term loans as of June 30, 2016, were as follows:

Covenant Ratios (1)	Requirement	Actual (2)
Leverage Ratio	Less than or equal to 60.0%	33.3%
Secured Debt Ratio	Less than or equal to 45.0%	6.1%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.28x
Unsecured Leverage Ratio	Less than or equal to 60.0%	37.2%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	6.24x

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

(2)
Actual covenants are calculated pursuant to the specific terms of our unsecured senior line of credit and unsecured senior bank term loan agreements, including covenants update by the agreement dated July 21, 2016.

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% unsecured senior notes payable (“2.75% Unsecured Senior Notes”), 4.60% unsecured senior notes payable (“4.60% Unsecured Senior Notes”), 3.90% unsecured senior notes payable (“3.90% Unsecured Senior Notes”), 4.30% unsecured senior notes payable (“4.30% Unsecured Senior Notes”), 3.95% unsecured senior notes payable (“3.95% Unsecured Senior Notes”), and 4.50% unsecured senior notes payable (“4.50% Unsecured Senior Notes”) as of June 30, 2016, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	39%
Secured Debt to Total Assets	Less than or equal to 40%	7%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	6.0x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	244%

(1)
For definitions of the ratios, refer to the indenture at Exhibits 4.3 and 4.13 hereto and the related supplemental indentures at Exhibits 4.4, 4.7, 4.9, 4.11, 4.14, and 4.16 hereto, which are each listed under Item 6 of this report.

(2)
The calculation of Consolidated EBITDA is based on the definitions contained in our loan agreements and is not directly comparable to the computation of EBITDA as described in Exchange Act Release No. 47226.

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

Sources and Uses of Capital (In thousands)	2016 Guidance				As of 6/30/2016 (unless stated otherwise)
	Low	High	Mid-point
Sources of capital:
Net cash provided by operating activities after dividends	$115,000	$135,000	$125,000		$81,000
Incremental debt	339,000	269,000	304,000		(30,000)
Asset sales	300,000	400,000	350,000		290,000	(1)
Common equity/sales of available-for-sale equity securities	1,180,000	1,280,000	1,230,000		1,092,000	(2)
Total sources of capital	$1,934,000	$2,084,000	$2,009,000		$1,433,000

Uses of capital:
Acquisitions	$900,000	$950,000	$925,000	(3)	$779,000	(4)
Improvement in leverage	175,000	175,000	175,000	(5)	175,000	(5)
Construction	760,000	860,000	810,000		380,000
Series D preferred stock repurchases	99,000	99,000	99,000		99,000	(6)
Total uses of capital	$1,934,000	$2,084,000	$2,009,000		$1,433,000

Incremental debt (included above):
Issuance of unsecured senior notes payable	$350,000	$350,000	$350,000		$350,000
Assumption of secured note payable	203,000	203,000	203,000		203,000	(4)
Borrowings – secured construction loans	250,000	300,000	275,000		149,000
Repayments of secured notes payable	(190,000)	(290,000)	(240,000)		(233,000)
Repayment of unsecured senior term loan	(200,000)	(200,000)	(200,000)		(200,000)	(7)
Unsecured senior line of credit/other	(74,000)	(94,000)	(84,000)		(299,000)
Incremental debt	$339,000	$269,000	$304,000		$(30,000)

(1)	Includes completed and pending asset sales discussed in “Real Estate Asset Sales” of “Value-Creation Projects and External Growth” in Item 2 of this report.

(2)
Includes net proceeds of $724.0 million from the forward sale agreements to sell an aggregate of 7.5 million shares of our common stock, and net proceeds of $367.8 million for sales of common stock under our ATM program for the six months ended June 30, 2016.

(3)	Includes acquisition price of $140 million for 88 Bluxome Street in our Mission Bay/SoMa submarket of San Francisco that may be deferred to 2017.

(4)	Includes the pending acquisition of One Kendall Square for $725 million; we expect to assume a secured non-recourse note payable of $203.0 million at closing.

(5)
We expect to use $175 million of the proceeds from the forward sale of common stock to reduce our projected net debt to adjusted EBITDA - fourth quarter of 2016, annualized, from a range of 6.5x to 6.9x, to 6.2x to 6.6x.

(6)	Includes the repurchase of 1.1 million outstanding shares of our Series D cumulative convertible preferred stock in July 2016.

(7)	On July 29, 2016, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan.

The key assumptions behind the sources and uses of capital in the table above are a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed under “Forward-Looking Statements” of Part I, “Risk Factors” of Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of our annual Report on Form 10-K for the year ended December 31, 2015. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $115 million to $135 million of net cash flows from operating activities after payment of common stock and preferred stock dividends during 2016. For the year ending December 31, 2016, we expect that our highly leased value-creation projects, along with recently delivered projects, certain future projects, and contributions from Same Properties, will provide for significant increases compared to the year ended December 31, 2015, in rental income, NOI, and cash flows. Refer to “Cash Flows” under Item 2 of this report for a discussion of net cash provided by operating activities for the six months ended June 30, 2016.

Real estate sales

We expect to continue the disciplined execution of select sales of non-strategic land and non-core/“core-like” operating assets. We may also consider additional sales of partial interest in core Class A assets and/or development projects. For 2016, we expect to sell real estate ranging from $300 million to $400 million.

For additional information, refer to “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to our unaudited consolidated financial statements under Item 1 of this report and “Real Estate Asset Sales” of “Value-Creation Projects and External Growth” under Item 2 of this report. The sale of non-strategic assets in our value-creation pipeline, and non-core/“core-like” operating asset provides a significant source of capital to fund our highly leased value-creation development and redevelopment projects.

Liquidity

The following table presents the availability under our unsecured senior line of credit, secured construction loans, available-for-sale equity securities and cash and cash equivalents as of June 30, 2016 (dollars in thousands):

Description	Stated Rate	Total Aggregate Commitments	Outstanding Balance	Remaining Commitments
Availability under our unsecured senior line of credit (1)	L+1.10%	$1,500,000	$72,000	$1,428,000
75/125 Binney Street/Greater Boston	L+1.35%	250,400	201,241	49,159
50/60 Binney Street/Greater Boston	L+1.50%	350,000	180,753	169,247
100 Binney Street/Greater Boston	L+2.00%	304,281	40,089	264,192
		$2,404,681	$494,083	1,910,598
Available-for-sale equity securities, at fair value				112,547
Cash and cash equivalents				256,000
Total liquidity as of June 30, 2016				$2,279,145

Unsecured senior line of credit amendment in July 2016 (1)				150,000
				$2,429,145

(1)
On July 29, 2016, we amended our unsecured senior line of credit facility and increased commitments available for borrowing by $150 million to an aggregate of $1.65 billion, extended the maturity date to October 29, 2021, and reduced the interest rate from LIBOR+1.10% to LIBOR+1.00%. Refer to “Unsecured Senior Line of Credit” under Item 2 of this report for additional information on the amended terms.

Refer to Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our secured construction loans.

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties. Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended unsecured line of credit agreement plus, in either case, the Applicable Margin. The “Eurocurrency Rate” specified in the amended unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

Debt

We expect to fund a significant portion of our capital needs in 2016 from the issuance of unsecured senior notes payable, borrowings available under existing secured construction loans, borrowings available under our unsecured senior line of credit, and assumed secured notes payable.

During the three months ended June 30, 2016, we repaid two secured notes payable aggregating $173.8 million with a weighted-average effective interest rate of 5.59%.

During six months ended June 30, 2016, we repaid five secured notes payable aggregating $231.0 million with a weighted-average effective interest rate of 5.29%.

In June 2016, we entered into a definitive agreement to acquire One Kendall Square, with seven-buildings aggregating 644,771 RSF, that is 98.5% occupied, and 1,530-space parking garage. In connection with the acquisition, the purchase price of $725 million includes the assumption of a $203.0 million secured note payable. The secured note payable has a maturity date of February 2014 and an interest rate of 4.82%. We expect to obtain approval by the lender for the loan assumption in the coming months and complete the acquisition soon thereafter.

On July 29, 2016, we amended our unsecured senior line of credit and increased aggregate commitments available for borrowing by $150 million to an aggregate of $1.65 billion, extended the maturity date to October 29, 2021, reduced the interest rate on outstanding borrowings to LIBOR+1.00% from LIBOR+1.10%, and modified certain financial covenant computations and other non-financial covenants. In addition, we amended our 2019 and 2021 Unsecured Senior Bank Term Loans to conform the financial covenants computations and other non-financial covenants to our unsecured senior line of credit and completed a partial principal repayment of $200.0 million of our 2019 Unsecured Senior Bank Term Loan and reduced the total outstanding balance from $600 million to $400 million. Refer to “Unsecured Senior Line of Credit” under Item 2 of this report for additional information on the amended terms.

Cash and cash equivalents

As of June 30, 2016, and December 31, 2015, we had $256.0 million and $125.1 million, respectively, of cash and cash equivalents. We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, and certain capital expenditures, including expenditures related to construction activities.

Restricted cash

Restricted cash consisted of the following as of June 30, 2016, and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Funds held in trust under the terms of certain secured notes payable	$5,324	$15,906
Funds held in escrow related to construction projects and investing activities	5,115	10,040
Other restricted funds	2,692	2,926
Total	$13,131	$28,872

“At the market” common stock offering program

In December 2015, we established an “at the market” common stock offering program, under which we may sell, from time to time, up to an aggregate of $450.0 million of our common stock through our various sales agents during a three-year period. During the three months ended June 30, 2016, we sold an aggregate of 3.7 million shares of common stock for gross proceeds of $348.4 million, or $95.31 per share, and net proceeds of approximately $342.5 million. During the six months ended June 30, 2016, we sold in an aggregate of 3.9 million shares of common stock for gross proceeds of $374.3 million, or $94.80 per share, and net proceeds of approximately $367.8 million. We used the proceeds from the sales to reduce amounts outstanding under our unsecured senior line of credit. As of June 30, 2016, there was no remaining availability under our “at the market” common stock offering program.

Forward sale agreements

In July 2016, we executed an offering, subject to forward sale agreements, to sell an aggregate of 7.5 million shares of common stock, including 975,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of our common stock, at a public offering price of $101.00 per share. Net proceeds, after issuance costs and underwriters’ discount, of $724.0 million, will be further adjusted as provided in the forward sale agreements. The forward sale agreements permit us to lock in the price of the shares (subject to certain adjustments) to fund the pending acquisition of One Kendall Square. We expect to settle the forward sale agreements by issuing the common stock after obtaining approval by the lender to assume the One Kendall Square loan and completing the acquisition of One Kendall Square.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including as necessary to balance our use of incremental debt capital.

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements. These third parties may contribute equity into these entities primarily related to their share of funds for construction-related and financing-related activities.

In June 2016, we entered into a joint venture agreement with TIAA to sell a 45% partial interest in 10290 Campus Point Drive, a 304,326 RSF redevelopment project in San Diego 100% leased to Eli Lilly and Company. Our partner is expected to fund substantially all of the remaining costs to complete the redevelopment. This sale of a partial interest closed in June 2016.

We also hold interests, together with certain third parties, in real estate joint ventures that are not consolidated in our financial statements. The following table presents information related to debt held by one of our unconsolidated real estate joint ventures (dollars in thousands):

Description	Total Commitments	Total Outstanding	Partners’ Share	ARE’s 27.5% Share	Maturity Date		Interest Rate
360 Longwood Avenue	$213,200	$180,693	$131,002	$49,691	4/1/17	(1)	5.25%	(2)
Unamortized deferred financing costs		352	255	99
		$180,341	$130,747	$49,592

(1)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(2)	Secured construction loan bears interest at LIBOR+3.75%, with a floor of 5.25%.

Uses of capital

One Kendall Square acquisition

One of our uses of capital relates to the pending acquisition of One Kendall Square, a 644,771 RSF, seven-building collaborative science and technology campus in our key East Cambridge urban innovation cluster submarket located in Greater Boston. The purchase price is $725 million, including the assumption of a $203.0 million secured note payable. We expect to obtain approval by the lender for the loan assumption in the coming months and complete the acquisition soon thereafter. Refer to “Forward sale agreements” under “Sources of capital” immediately above, and “Acquisition” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report.

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, predevelopment, and construction of properties. We currently have projects in our external growth pipeline aggregating 3.0 million RSF of office/laboratory and tech office space, including two unconsolidated real estate joint venture development projects. We incur capitalized construction costs related to development, redevelopment, predevelopment, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “Summary of Capital Expenditures” in Item 2 of this report for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2016 and 2015, of $25.9 million and $19.4 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, aggregating $6.6 million and $6.9 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. When construction activities cease, the asset is transferred out of CIP and classified as rental property. Also, if vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel is classified as land held for future development. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $3.2 million for the six months ended June 30, 2016.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the six months ended June 30, 2016 and 2015 were $15.0 million and $26.8 million, respectively, of which $6.4 million and $5.8 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

7.00% Series D cumulative convertible preferred stock redemption

During the six months ended June 30, 2016, we repurchased 1.9 million outstanding shares of our Series D cumulative convertible preferred stock at an aggregate price of $59.3 million, or $30.70 per share. We recognized a preferred stock redemption charge of $12.5 million during the six months ended June 30, 2016, including the write-off of original issuance costs of approximately $1.5 million.

In July 2016, we repurchased 1.1 million outstanding shares of our Series D cumulative convertible preferred stock for an aggregate of $39.3 million, or $36.31 per share, including transaction costs.

Contractual obligations and commitments

Contractual obligations as of June 30, 2016, consisted of the following (in thousands):

		Payments by Period
	Total	2016	2017-2018	2019-2020	Thereafter
Secured and unsecured debt (1) (2)	$4,151,433	$1,734	$285,341	$1,405,913	$2,458,445
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	929,340	66,742	266,700	217,056	378,842
Estimated interest payments on variable-rate debt (4)	13,885	3,823	9,815	247	—
Ground lease obligations	611,008	7,344	26,524	22,575	554,565
Other obligations	6,512	791	3,427	1,921	373
Total	$5,712,178	$80,434	$591,807	$1,647,712	$3,392,225

(1)	Amounts represent principal amounts due and exclude unamortized premiums, discounts, and deferred financing costs reflected on the consolidated balance sheets.

(2)	Payment dates reflect any extension options that we control.

(3)
Estimated interest payments on our fixed-rate and hedged variable-rate debt are based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt are based on the interest rates in effect as of June 30, 2016.

Secured notes payable

Secured notes payable as of June 30, 2016, consisted of nine notes secured by 17 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.46% as of June 30, 2016. As of June 30, 2016, the total book values of rental properties, land held for future development, and CIP securing debt were approximately $1.5 billion. As of June 30, 2016, our secured notes payable, including unamortized discounts, were composed of approximately $382.1 million and $340.7 million of fixed/hedged and variable-rate debt, respectively.

Estimated interest payments

Estimated interest payments on our fixed-rate debt and hedged variable-rate debt were calculated based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates, and scheduled maturity dates. As of June 30, 2016, approximately 90% of our debt was fixed-rate debt or variable-rate debt subject to interest rate hedge agreements. Refer to Note 9 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements appearing under Item 1 of this report for further information. The remaining 10% of our debt as of June 30, 2016, was unhedged variable-rate debt based primarily on LIBOR. Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of June 30, 2016. Refer to additional information regarding our debt under Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements appearing under Item 1 of this report.

Interest rate hedge agreements

We utilize interest rate derivatives to hedge a portion of our exposure to volatility in variable interest rates primarily associated with our unsecured senior line of credit, unsecured senior bank term loans, and variable-rate construction loans. Our derivative instruments include interest rate swaps and interest rate caps.

On June 30, 2016, we executed two interest rate cap agreements to hedge the cash flows and manage our exposure to interest rate movements related to our variable-rate construction loan secured by our property located at 100 Binney Street. The agreements are effective from July 29, 2016, through April 20, 2019, and will cap LIBOR at 2.00% for two notional amounts, based on scheduled increases over the term of the cap, aggregating up to $150 million of the initial loan commitment total.

Our interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for our payment of fixed-rate amounts to the counterparty over the life of the agreement without the exchange of the underlying notional amount. Interest received under all of our interest rate swap agreements is based on one-month LIBOR. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense in our consolidated statements of income.

We have entered into master derivative agreements with each respective counterparty. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our counterparties to address and minimize certain risks associated with our interest rate swap agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, these agreements are spread among various counterparties. As of June 30, 2016, the largest aggregate notional amount in effect at any single point in time with an individual counterparty under our interest rate swap agreements was $200 million. If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate swap agreements.

Ground lease obligations

Ground lease obligations as of June 30, 2016, included leases for 29 of our properties, which accounted for approximately 15% of our total number of properties and three land development parcels. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $9.5 million as of June 30, 2016, our ground lease obligations have remaining lease terms ranging from approximately 40 to 100 years, including extension options.

Commitments

As of June 30, 2016, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $745.6 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We have a commitment to contribute our share of equity into one of our unconsolidated real estate joint ventures to complete the development of buildings aggregating approximately 422,980 RSF by 2018. Our share of estimated costs to complete this project is approximately $240 to $280 per RSF as of June 30, 2016. Our obligation to provide additional funding to our other unconsolidated real estate joint venture is currently minimal. We are also committed to funding approximately $102.0 million for certain non-real estate investments over the next several years.

In addition, we have letters of credit and performance obligations aggregating $18.6 million primarily related to our construction management requirements in North America.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Net cash provided by operating activities	$172,108	$151,400	$20,708
Net cash used in investing activities	$(373,964)	$(316,040)	$(57,924)
Net cash provided by financing activities	$333,559	$147,119	$186,440

Operating activities

Cash flows provided by operating activities for the six months ended June 30, 2016 and 2015, consisted of the following amounts (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Net cash provided by operating activities	$172,108	$151,400	$20,708
Add: changes in operating assets and liabilities	43,487	29,681	13,806
Net cash provided by operating activities before changes in operating assets and liabilities	$215,595	$181,081	$34,514

Cash flows provided by operating activities are primarily dependent on the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the timing of completion of development projects, the timing of completion of redevelopment projects, and the timing of acquisitions of operating properties. Net cash provided by operating activities for the six months ended June 30, 2016, increased to $172.1 million, compared to $151.4 million for the six months ended June 30, 2015, due to the timing of payments for operating assets and liabilities. Net cash provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2016, increased by $34.5 million, or 19.1%, to $215.6 million, compared to $181.1 million for the six months ended June 30, 2015. This increase was primarily attributable to an increase in our share of total NOI of $19.9 million, or 7.1%, to $299.2 million for the six months ended June 30, 2016, compared to $279.2 million for the six months ended June 30, 2015, as a result of our highly leased development and redevelopment projects placed into service subsequent to January 1, 2015.

Investing activities

Cash flows used in investing activities for the six months ended June 30, 2016 and 2015, consisted of the following (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Proceeds from sales of real estate	$16,905	$92,455	$(75,550)
Additions to real estate	(363,061)	(226,302)	(136,759)
Purchase of real estate	—	(137,493)	137,493
Deposits for investing activities	(75)	(15,501)	15,426
Additions to investments	(52,366)	(52,738)	372
Sales of investments	21,543	22,474	(931)
Repayment of notes receivable	9,036	4,247	4,789
Other	(5,946)	(3,182)	(2,764)
Net cash used in investing activities	$(373,964)	$(316,040)	$(57,924)

Value-creation opportunities and external growth

For information on our key development and redevelopment projects for the six months ended June 30, 2016, refer to “Development, Redevelopment, and Future Value-Creation Projects” located earlier under Item 2 of this report.

Financing activities

Cash flows provided by financing activities for the six months ended June 30, 2016 and 2015, consisted of the following (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Borrowings from secured notes payable	$148,722	$42,867	$105,855
Repayments of borrowings from secured notes payable	(233,168)	(10,075)	(223,093)
Proceeds from issuance of unsecured senior notes payable	348,604	—	348,604
Borrowings from unsecured senior line of credit	1,486,000	915,000	571,000
Repayments of borrowings from unsecured senior line of credit	(1,565,000)	(595,000)	(970,000)
Repayments of borrowings from unsecured senior bank term loans	—	(25,000)	25,000
Changes related to debt	185,158	327,792	(142,634)

Repurchase of Series D cumulative convertible preferred stock	(59,310)	—	(59,310)
Proceeds from the issuance of common stock	367,802	5,052	362,750
Dividend payments	(127,675)	(119,096)	(8,579)
Contributions from and sale of noncontrolling interests	31,020	340	30,680
Distributions to and purchase of noncontrolling interests	(57,998)	(61,890)	3,892
Other	(5,438)	(5,079)	(359)
Net cash provided by financing activities	$333,559	$147,119	$186,440

Dividends

During the six months ended June 30, 2016 and 2015, we paid the following dividends (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Common stock dividends	$115,589	$106,603	$8,986
Series D convertible preferred stock dividends	7,894	8,301	(407)
Series E preferred stock dividends	4,192	4,192	—
	$127,675	$119,096	$8,579

The increase in dividends paid on our common stock was primarily due to an increase in the related dividends to $1.57 per common share paid during the six months ended June 30, 2016, from $1.48 per common share paid during the six months ended June 30, 2015, and partially due to the increase in number of common shares outstanding for comparative periods.

Inflation

As of June 30, 2016, approximately 96% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit and unsecured senior bank term loans.

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2015, for a discussion of our critical accounting policies, which include rental properties; land held for future development; CIP; impairment of long-lived assets; capitalization of costs; accounting for investments; interest rate hedge agreements; recognition of rental income and tenant recoveries; and monitoring of tenant credit quality. There were no significant changes to these policies during the six months ended June 30, 2016.

Non-GAAP measures

This section contains additional information of certain non-GAAP financial measures and the reasons why we use these supplemental measures of performance.

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

AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders

AFFO is a non-GAAP financial measure that we use as a supplemental measure of our performance. We compute AFFO to include only our share of amounts from consolidated and unconsolidated real estate joint ventures. AFFO is calculated from FFO, as adjusted, and is further adjusted by adding or deducting our share of the following items: (i) non-revenue-enhancing building improvements (excluding amounts recoverable from our tenants), non-revenue-enhancing tenant improvements and leasing commissions (excluding revenue-enhancing and development and redevelopment expenditures); (ii) effects of straight-line rent revenue and straight-line rent expense on ground leases; (iii) capitalized income from development projects; (iv) amortization of acquired above- and below-market leases, loan fees, and debt premiums/discounts; (v) stock compensation expense; and (vi) allocation of AFFO attributable to unvested restricted stock awards.

We believe that AFFO is a useful supplemental performance measure because it further adjusts FFO to (i) deduct certain expenditures that, although capitalized and classified in depreciation expense, do not enhance the revenue or cash flows of our properties; (ii) eliminate the effect of straight-lining our rental income and capitalizing income from development projects; and (iii) eliminate the effect of items that are not indicative of our core operations. We believe that eliminating the effect of charges related to share-based compensation facilitates a comparison of our operations across periods without the variances caused by the volatility of the expense (which depends on market forces outside our control). We believe that AFFO provides useful information by excluding certain items that are not representative of our operating results because such items are dependent upon historical costs or are subject to judgmental valuation inputs and the timing of our decisions.

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

The following table presents a reconciliation of net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, the most directly comparable financial measure calculated and presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, for the periods below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016	2015
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$(127,648)		$31,291	$(131,466)	$49,077
Depreciation and amortization	68,594		62,523	137,902	121,725
Impairment of real estate – rental properties	88,395		—	88,395	14,510
Allocation to unvested restricted stock awards	—		(381)	—	(547)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted (1)	29,341		93,433	94,831	184,765
Investment income	(4,361)	(2)	—	(4,361)	—
Impairment of real estate – land parcels	67,162		—	96,142	—
Loss on early extinguishment of debt	—		189	—	189
Preferred stock redemption charge	9,473		—	12,519	—
Allocation to unvested restricted stock awards	(530)		(2)	(969)	(2)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	101,085		93,620	198,162	184,952
Non-revenue-enhancing capital expenditures:
Building improvements	(2,833)		(2,743)	(5,151)	(5,021)
Tenant improvements and leasing commissions	(9,041)		(6,429)	(11,516)	(12,204)
Straight-line rent revenue	(2,688)	(3)	(14,159)	(15,180)	(24,856)
Straight-line rent expense on ground leases	777		510	1,369	873
Amortization of acquired below-market leases	(966)		(1,006)	(1,940)	(1,939)
Amortization of loan fees	2,986		2,921	5,778	5,756
Amortization of debt premiums	(26)		(100)	(112)	(182)
Stock compensation expense	6,117		4,054	11,556	7,744
Allocation to unvested restricted stock awards	75		152	185	272
AFFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$95,486		$76,820	$183,151	$155,395

(1)	Calculated in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance.

(2)	Represents investment gains of $4.4 million related to one investment recognized during the three months ended June 30, 2016.

(3)
Decrease during the three months ended June 30, 2016 is due to the timing of a contractual lease payment of $9.6 million received from a tenant in our Route 128 submarket of Greater Boston. Straight-line rent revenue is expected to increase in the third quarter of 2016 to a quarterly run rate generally consistent with quarters prior to June 30, 2016.

The following table presents a reconciliation of EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and AFFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, for the periods below. Amounts allocable to unvested restricted stock awards are not material and are not presented separately within the table below. Per share amounts may not add due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$(1.72)	$0.44	$(1.79)	$0.69
Depreciation and amortization	0.92	0.87	1.88	1.70
Impairment of real estate – rental properties	1.19	—	1.20	0.20
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted (1)	0.39	1.31	1.29	2.59
Investment income	(0.06)	—	(0.06)	—
Impairment of real estate – land parcels	0.90	—	1.30	—
Preferred stock redemption charge	0.13	—	0.17	—
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	1.36	1.31	2.70	2.59
Non-revenue-enhancing capital expenditures:
Building improvements	(0.04)	(0.04)	(0.07)	(0.07)
Tenant improvements and leasing commissions	(0.12)	(0.09)	(0.16)	(0.17)
Straight-line rent revenue	(0.04)	(0.20)	(0.21)	(0.35)
Straight-line rent expense on ground leases	0.01	0.01	0.02	0.01
Amortization of acquired below-market leases	(0.01)	(0.01)	(0.03)	(0.02)
Amortization of loan fees	0.04	0.04	0.08	0.08
Stock compensation expense	0.08	0.06	0.16	0.11
AFFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.28	$1.08	$2.49	$2.18

Weighted-average shares of common stock outstanding for calculating FFO, FFO, as adjusted, and AFFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	74,319	71,412	73,452	71,389
See footnotes in the preceding table .

(1)	Calculated in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance.

Adjusted EBITDA

We use Adjusted EBITDA as a supplemental performance measure of our core operations, including our share of amounts from consolidated and unconsolidated real estate joint ventures, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments. We believe Adjusted EBITDA provides investors relevant and useful information because it allows investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments. By excluding interest expense and gains or losses on early extinguishment of debt, Adjusted EBITDA allows investors to measure our performance independent of our capital structure and indebtedness. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods without the variances caused by the volatility of the expense (which depends on market forces outside our control). We believe that adjusting for the effects of gains or losses on sales of real estate and impairments provides useful information by excluding certain items that are not representative of our core operating results. Adjusted EBITDA has limitations as measures of our performance. Adjusted EBITDA does not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While Adjusted EBITDA is a relevant measure of performance, it does not represent net income or cash flows from operations as defined by GAAP, and it should not be considered as an alternative to those indicators in evaluating performance or liquidity.

The following table reconciles net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(108,116)	$38,430	$(98,150)	$63,438
Net income attributable to noncontrolling interests	(3,500)	—	(7,530)	—
Interest (1)	25,718	26,706	51,259	49,946
Income taxes	924	1,324	2,019	2,446
Depreciation and amortization:
Consolidated	70,169	62,171	141,035	121,091
Noncontrolling interests share of consolidated real estate joint ventures	(2,226)	—	(4,527)	—
Our share of unconsolidated real estate joint ventures	651	352	1,394	634
Depreciation and amortization	68,594	62,523	137,902	121,725
Stock compensation expense	6,117	4,054	11,556	7,744
Loss on early extinguishment of debt	—	189	—	189
Impairment of real estate:
Consolidated	156,143	—	185,123	14,510
Noncontrolling interests share of consolidated real estate joint ventures	(586)	—	(586)	—
Impairment of real estate	155,557	—	184,537	14,510
Adjusted EBITDA	$145,294	$133,226	$281,593	$259,998

(1)	Refer to calculation under “Fixed-charge coverage ratio” within this section.

Adjusted EBITDA margins

We calculate Adjusted EBITDA margins by dividing Adjusted EBITDA by total revenues. Because our total revenues exclude revenues from discontinued operations, for purposes of calculating the margin ratio, we exclude discontinued operations for each period presented. We believe excluding Adjusted EBITDA from our discontinued operations improves the consistency and comparability of the Adjusted EBITDA margins from period to period. Likewise, our Adjusted EBITDA is presented to include our share of Adjusted EBITDA from consolidated and unconsolidated real estate joint ventures. Therefore, revenues are presented with only our share of revenues from consolidated and unconsolidated real estate joint ventures to improve the consistency and comparability from period to period.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Adjusted EBITDA	$145,294	$133,226	$281,593	$259,998
Add back: operating loss from discontinued operations	—	—	—	43
Adjusted EBITDA – excluding discontinued operations	$145,294	$133,226	$281,593	$260,041

Revenues:
Consolidated	$226,076	$204,156	$442,165	$400,909
Noncontrolling interests share of consolidated real estate joint ventures	(8,383)	—	(16,573)	—
Our share of unconsolidated real estate joint ventures	1,989	1,324	3,844	1,324
Revenues	$219,682	$205,480	$429,436	$402,233

Adjusted EBITDA margins	66%	65%	66%	65%

Annualized base rent

Annualized base rent means the annualized fixed base rental amount in effect as of the end of the period, related to our operating RSF (using rental revenue in accordance with GAAP). ABR and measures computed using ABR are presented at 100% for all properties under our management, including properties held by our consolidated and unconsolidated real estate joint ventures.

Class A assets and AAA locations

Class A assets are properties clustered in AAA locations that provide innovative tenants with high-quality, dynamic, and collaborative ecosystems that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Class A assets generally command higher ABR than other classes of similar properties.

AAA locations are in close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space.

Fixed-charge coverage ratio

Fixed-charge coverage ratio is the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy fixed financing obligations and preferred stock dividends. We compute the fixed-charge coverage ratio to include only our share of amounts from consolidated and unconsolidated real estate joint ventures. Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and amortization of debt (premiums) discounts. The fixed-charge coverage ratio calculation below is not directly comparable to the computation of ratio of earnings to fixed charges as defined in Item 503(d) of Regulation S-K and to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to our annual report on Form 10-K for the year ended December 31, 2015.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA	$145,294	$133,226	$281,593	$259,998

Interest:
Consolidated	25,025	26,668	49,880	49,904
Noncontrolling interests share of consolidated real estate joint ventures	—	—	—	—
Our share of unconsolidated real estate joint ventures	693	38	1,379	42
Interest	25,718	26,706	51,259	49,946
Capitalized interest:
Consolidated	13,788	8,437	25,887	19,408
Noncontrolling interests share of consolidated real estate joint ventures	—	—	—	—
Our share of unconsolidated real estate joint ventures	—	617	—	1,205
Capitalized interest	13,788	9,054	25,887	20,613
Amortization of loan fees:
Consolidated	(2,953)	(2,889)	(5,712)	(5,723)
Noncontrolling interests share of consolidated real estate joint ventures	—	—	—	—
Our share of unconsolidated real estate joint ventures	(33)	(32)	(66)	(33)
Amortization of loan fees	(2,986)	(2,921)	(5,778)	(5,756)
Amortization of debt premium	26	100	112	182
Cash interest	36,546	32,939	71,480	64,985
Dividends on preferred stock	5,474	6,246	11,381	12,493
Fixed charges	$42,020	$39,185	$82,861	$77,478

Fixed-charge coverage ratio:
– period annualized	3.5x	3.4x	3.4x	3.4x
– trailing 12 months	3.5x	3.3x	3.5x	3.3x

Initial stabilized yield (unlevered)

Initial stabilized yield is calculated as the quotient of the estimated amounts of NOI at stabilization and our investment in the property. Our initial stabilized yield excludes the impact of leverage. Our cash rents related to our value-creation projects are expected to increase over time due to contractual annual rent escalations, and our average cash yields are expected, in general, to be greater than our initial stabilized yields (cash basis). Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner, if there are significant changes to the expected project yields or costs.

•	Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term(s) of the lease(s), calculated on a straight-line basis.

•	Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed and our total cash investment in the property.

Average cash yield reflects cash rents, including contractual rent escalations after initial rental concessions have elapsed, calculated on a straight-line basis.

Net cash provided by operating activities after dividends

Net cash provided by operating activities after dividends includes the deduction for distributions to noncontrolling interests. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences.

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage. We compute the net debt to Adjusted EBITDA ratio to include only our share of amounts from consolidated and unconsolidated real estate joint ventures. Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash. Refer to “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table reconciles debt to net debt and computes net debt to Adjusted EBITDA as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
Secured notes payable:
Consolidated	$722,794		$809,818
Noncontrolling interests share of consolidated real estate joint ventures	—		—
Our share of unconsolidated real estate joint ventures	49,592		48,561
Secured notes payable	772,386		858,379
Unsecured senior notes payable (1)	2,376,713		2,030,631
Unsecured senior line of credit	72,000		151,000
Unsecured senior bank term loans (1)	945,030		944,243
Unamortized deferred financing costs:
Consolidated	34,302		30,103
Noncontrolling interests share of consolidated real estate joint ventures	—		—
Our share of unconsolidated real estate joint ventures	99		165
Unamortized deferred financing costs	34,401		30,268
Cash and cash equivalents:
Consolidated	(256,000)		(125,098)
Noncontrolling interests share of consolidated real estate joint ventures	7,904		1,385
Our share of unconsolidated real estate joint ventures	(6,002)		(4,209)
Cash and cash equivalents	(254,098)		(127,922)
Less: restricted cash	(13,131)		(28,872)
Net debt	$3,933,301		$3,857,727

Adjusted EBITDA:
– quarter annualized	$581,176		$586,120
– trailing 12 months	$570,711		$549,116

Net debt to Adjusted EBITDA:
– quarter annualized	6.8	x	6.6	x
– trailing 12 months	6.9	x	7.0	x

(1)	In accordance with the ASU adopted in January 2016 as discussed in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” under item 1 of this report.

NOI

NOI is a non-GAAP financial measure calculated as (loss) income from continuing operations, the most directly comparable GAAP financial measure, excluding general and administrative expense, interest, depreciation and amortization, impairment of real estate, net income attributable to nonredeemable noncontrolling interests, and gain/loss on early extinguishment of debt. These amounts are presented to include our share of amounts from consolidated and unconsolidated real estate joint ventures. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe NOI is a useful measure for evaluating the operating performance of our real estate assets, including our share of amounts from consolidated and unconsolidated real estate joint ventures. NOI on a cash basis is NOI adjusted to exclude the effect of straight-line rent and amortization of above- and below-market lease revenue adjustments required by GAAP. We believe that NOI on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent and amortization of above- and below-market lease revenue adjustments to rental revenue.

Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, which provides a perspective not immediately apparent from income from continuing operations. NOI can be used to measure the initial stabilized yields of our properties by calculating the quotient of NOI generated by a property on a straight-line basis, and our investment in the property, excluding the impact of leverage. NOI excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort operating performance at the property level. Impairments of real estate have been excluded in deriving NOI because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values. Our calculation of NOI also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to the timing of corporate strategy. Property operating expenses that are included in determining NOI primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. We believe that in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with income from continuing operations as presented in our consolidated statements of income. NOI should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions.

Operating statistics

We present certain operating statistics related to our properties, including number of properties, ABR, ABR per occupied RSF, occupancy, RSF, leasing activity, rental rates, and contractual lease expirations. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute operating statistics at 100% for all properties managed by us, including properties owned by our consolidated and unconsolidated real estate joint ventures.

Pro rata financial information

We present joint venture operating and balance sheet information on a pro rata basis, which is not in accordance with or intended to be a presentation in accordance with GAAP. The pro rata operating and balance sheet information presents our proportionate economic ownership of all entities that we do not wholly own. We calculate our proportionate share of each financial statement line as follows: (i) for each real estate joint venture that we consolidate in our financial statements, but of which we own less than 100%, we apply the noncontrolling interest economic ownership percentage to each financial statement line item to arrive at the amount of such noncontrolling interest share of the operating and balance sheet information for each joint venture; and (ii) for each real estate joint venture that we do not control, and do not consolidate, we apply our economic ownership percentage to these unconsolidated real estate joint ventures to arrive at our proportionate share of the operating and balance sheet information.

Our share of assets and liabilities, or the revenues and expenses, does not represent our legal claim to those items. The joint venture agreement for each entity that we do not wholly own generally determines what equity holders can receive upon capital events, such as sales or refinancing, or in the event of a liquidation. Equity holders are normally entitled to their respective legal ownership of any residual cash from a joint venture only after all liabilities, priority distributions, and claims have been repaid or satisfied.

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

Same Properties’ NOI

Refer to the discussion of Same Properties and the reconciliation of NOI to income from continuing operations in “Results of Operations” earlier in Item 2 of this report.

Unencumbered NOI as a percentage of total net operating income

Our share of unencumbered NOI as a percentage of our share of total net operating income is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets, as it reflects primarily those income and expense items that are incurred at the unencumbered property level. We use our share of unencumbered NOI as a percentage of our share of total net operating income in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under such debt obligations. Our share of unencumbered NOI is derived from assets classified in continuing operations, including our share of amounts from consolidated and unconsolidated real estate joint ventures, which are not subject to any mortgage, deed of trust, lien, or other security interest, as of the period for which income is presented. Refer to the reconciliation of NOI to income from continuing operations in “Results of Operations” earlier in Item 2 of this report.

The following table summarizes unencumbered NOI as a percentage of total NOI for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Our share of unencumbered NOI	$132,221	$110,820	$249,919	$222,777
Our share of encumbered NOI	21,683	32,017	49,250	56,450
Our share of total NOI	$153,904	$142,837	$299,169	$279,227
Unencumbered NOI as a percentage of total NOI	86%	78%	84%	80%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate hedge agreements are intended to reduce the effects of interest rate changes. The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our unsecured senior line of credit and unsecured senior bank term loans, after considering the effect of our interest rate hedge agreements, secured debt, and unsecured senior notes payable as of June 30, 2016 (in thousands):

Annualized impact to future earnings due to variable-rate debt:
Rate increase of 1%	$(2,837)
Rate decrease of 1%	$1,323

Effect on fair value of total consolidated debt and interest rate hedge agreements:
Rate increase of 1%	$(190,287)
Rate decrease of 1%	$192,471

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in existence on June 30, 2016. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities. We classify investments in publicly traded companies as available-for-sale and consequently recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of June 30, 2016 (in thousands):

Equity price risk:
Fair value increase of 10%	$36,005
Fair value decrease of 10%	$(36,005)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the respective local currencies. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity. Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings, and the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of June 30, 2016 (in thousands):

Impact of potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$139
Rate decrease of 10%	$(139)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$12,251
Rate decrease of 10%	$(12,251)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner and actual results may differ materially.

Our exposure to market risk elements for the six months ended June 30, 2016 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2016, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

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

In addition, in November 2014, the Federal Reserve established a working group, the Alternative Reference Rates Committee (“ARRC”), to identify a set of alternative interest reference rates to LIBOR. In a May 2016 interim report, the ARRC narrowed its choice to two LIBOR alternatives. The first choice is the Overnight Bank Funding Rate (“OBFR”), which consists of domestic and foreign unsecured borrowing in U.S. dollars. The Federal Reserve has been calculating the OBFR and publishing it since March 2016. The second alternative rate to LIBOR is the Treasury General Collateral (“GC”) rate, which is composed of repo transactions secured by treasuries or other assets accepted as collateral by the majority of intermediaries in the repo market. No specific rate for the GC alternative has yet been specified to serve as a replacement for LIBOR, and it remains undefined. The transition to any alternative rate will require careful and deliberate consideration and implementation, so as to not disrupt the stability of financial markets. Regulators, financial institutions, benchmark administrators, and borrowers will need to strategize and implement these changes in a manner that is least disruptive. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers.

New rules from the Securities and Exchange Commission that govern money market funds may significantly impact the volatility of LIBOR interest rates.

On July 23, 2014, the SEC adopted rules to make structural and operational reforms to address risks of investor runs in money market funds. These changes affect prime money market funds, which invest in corporate debt securities, differently than they do government money market funds, which invest in securities that are collateralized solely by government securities. The rules require a floating net asset value for institutional prime money market funds and also allow the funds to impose liquidity fees and redemption gates to further prevent large-scale investor runs. The rules provide for a two-year transition period that expires on October 15, 2016. In anticipation of this change, a substantial amount of assets across the broader market previously invested in prime money market funds has been moved to government money market funds, causing a reduction in the availability of bank unsecured funding for European and non-U.S. banks. Government money market funds are not available to foreign banks for their dollar-funding needs. As a result, in recent weeks, as the transition deadline nears, a supply-and-demand mismatch for dollar funds has emerged from foreign banks, causing LIBOR to increase significantly. There can be no assurance that LIBOR will stabilize once the transition period for these new regulations has elapsed in October 2016, or whether there will be continued pressure on LIBOR or significant volatility in LIBOR. Any volatility in LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments. We rely on interest rate swaps to mitigate our exposure to such interest rate risk on a portion of our debt obligations. However, there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.

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

ITEM 5. OTHER INFORMATION

The following supplements, and should be read together with, the discussion of federal income tax considerations included as Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016 (the “Tax Disclosure”), which is incorporated by reference herein and superseded and replaced the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated November 3, 2015, which is a part of our Registration Statement on Form S-3 (File No. 333-207762), as amended.

In the Tax Disclosure, we noted that, if we acquire any asset from a “C” corporation in a carry-over basis transaction and we subsequently recognize gain on the disposition of such asset during the five-year period beginning on the date of such acquisition, such gain will be subject to tax at the highest regular corporate tax rate to the extent of any built-in gain at the time of such acquisition. Recently issued temporary Treasury regulations extend such five-year period to a ten-year period for assets with built-in gain acquired on or after August 8, 2016.

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
4.16*
Supplemental Indenture No. 2, dated as of June 10, 2016, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee, filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 10, 2016.

4.17*		Form of 3.95% Senior Note due 2027 (included in Exhibit 4.16 above).
10.1*	(1)
Third Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, effective January 1, 2016, as filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 4, 2016.

10.2*	(1)
Fourth Amended and Restated Executive Employment Agreement between the Company and Stephen A. Richardson, effective January 1, 2016, as filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 4, 2016.

10.3*	(1)
Amended and Restated Executive Employment Agreement between the Company and Peter M. Moglia, effective January 1, 2016, as filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 4, 2016.

10.4*	(1)
Third Amended and Restated Executive Employment Agreement between the Company and Thomas J. Andrews, effective January 1, 2016, as filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 4, 2016.

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
101
The following materials from the Company’s quarterly report on Form 10-Q for the six months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015 (unaudited), (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the six months ended June 30, 2016 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

(*) Incorporated by reference.
(1) Management contract or compensatory arrangement. Filed as an exhibit to the Company’s quarterly report on Form 10-Q filed with the SEC on May 4, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2016.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)