Form 10-Q
period 2016-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2016-11-02
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 24, 2016, 79,414,121 shares of common stock, par value $.01 per share, were outstanding.

i

GLOSSARY

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ASU	Accounting Standards Update
ATM	At the Market
BBA	British Bankers’ Association
CIP	Construction in Progress
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FFO	Funds from Operations
GAAP	U.S. Generally Accepted Accounting Principles
HVAC	Heating, Ventilation, and Air Conditioning
JV	Joint Venture
LEED®	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
R&D	Research and Development
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SF	Square Feet/Foot
SoMa	South of Market (submarket of the San Francisco market)
U.S.	United States
VIE	Variable Interest Entity
YTD	Year to Date

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Investments in real estate	$7,939,179	$7,629,922
Investments in unconsolidated real estate joint ventures	133,580	127,212
Cash and cash equivalents	157,928	125,098
Restricted cash	16,406	28,872
Tenant receivables	9,635	10,485
Deferred rent	318,286	280,570
Deferred leasing costs	191,765	192,081
Investments	320,989	353,465
Other assets	206,133	133,312
Total assets	$9,293,901	$8,881,017

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$789,450	$809,818
Unsecured senior notes payable	2,377,482	2,030,631
Unsecured senior line of credit	416,000	151,000
Unsecured senior bank term loans	746,162	944,243
Accounts payable, accrued expenses, and tenant security deposits	605,181	589,356
Dividends payable	66,705	62,005
Total liabilities	5,000,980	4,587,053

Commitments and contingencies

Redeemable noncontrolling interests	9,012	14,218

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock	161,792	237,163
6.45% Series E cumulative redeemable preferred stock	130,000	130,000
Common stock	768	725
Additional paid-in capital	3,649,263	3,558,008
Accumulated other comprehensive (loss) income	(31,745)	49,191
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,910,078	3,975,087
Noncontrolling interests	373,831	304,659
Total equity	4,283,909	4,279,746
Total liabilities, noncontrolling interests, and equity	$9,293,901	$8,881,017

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental	$166,591	$155,311	$486,505	$450,724
Tenant recoveries	58,681	56,119	165,385	154,107
Other income	5,107	7,180	20,654	14,688
Total revenues	230,379	218,610	672,544	619,519

Expenses:
Rental operations	72,002	68,846	205,164	192,319
General and administrative	15,854	15,143	46,426	44,519
Interest	25,850	27,679	75,730	77,583
Depreciation and amortization	77,133	67,953	218,168	189,044
Impairment of real estate	8,114	—	193,237	14,510
Loss on early extinguishment of debt	3,230	—	3,230	189
Total expenses	202,183	179,621	741,955	518,164

Equity in earnings (losses) of unconsolidated real estate joint ventures	273	710	(270)	1,825
Income (loss) from continuing operations	28,469	39,699	(69,681)	103,180
Loss from discontinued operations	—	—	—	(43)
Gain on sales of real estate – land parcels	90	—	90	—
Net income (loss)	28,559	39,699	(69,591)	103,137
Net income attributable to noncontrolling interests	(4,084)	(170)	(11,614)	(925)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	24,475	39,529	(81,205)	102,212
Dividends on preferred stock	(5,007)	(6,247)	(16,388)	(18,740)
Preferred stock redemption charge	(13,095)	—	(25,614)	—
Net income attributable to unvested restricted stock awards	(921)	(623)	(2,807)	(1,736)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$5,452	$32,659	$(126,014)	$81,736

Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$0.07	$0.46	$(1.69)	$1.14
Discontinued operations	—	—	—	—
Net income (loss) per share	$0.07	$0.46	$(1.69)	$1.14

Dividends declared per share of common stock	$0.80	$0.77	$2.40	$2.28

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$28,559	$39,699	$(69,591)	$103,137
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale equity securities:
Unrealized holding (losses) gains arising during the period	(38,621)	(29,832)	(70,055)	54,004
Reclassification adjustment for gains included in net income	(8,540)	(4,968)	(18,627)	(2,503)
Unrealized (losses) gains on available-for-sale equity securities, net	(47,161)	(34,800)	(88,682)	51,501

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	2,982	(5,474)	(7,655)	(9,712)
Reclassification adjustment for amortization to interest expense included in net income	1,702	727	3,725	1,942
Unrealized gains (losses) on interest rate hedge agreements, net	4,684	(4,747)	(3,930)	(7,770)

Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(1,322)	(9,294)	842	(17,072)
Reclassification adjustment for losses included in net income	3,779	—	10,807	9,236
Unrealized gains (losses) on foreign currency translation, net	2,457	(9,294)	11,649	(7,836)

Total other comprehensive (loss) income	(40,020)	(48,841)	(80,963)	35,895
Comprehensive (loss) income	(11,461)	(9,142)	(150,554)	139,032
Less: comprehensive income attributable to noncontrolling interests	(4,081)	(71)	(11,587)	(954)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.'s common stockholders	$(15,542)	$(9,213)	$(162,141)	$138,078

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	6.45% Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2015	$237,163	$130,000	72,548,693	$725	$3,558,008	$—	$49,191	$304,659	$4,279,746	$14,218
Net (loss) income	—	—	—	—	—	(81,205)	—	10,829	(70,376)	785
Total other comprehensive loss	—	—	—	—	—	—	(80,936)	(27)	(80,963)	—
Redemption of redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,206)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10,181)	(10,181)	(785)
Issuances of common stock	—	—	3,948,491	40	367,762	—	—	—	367,802	—
Issuances pursuant to stock plan	—	—	326,906	3	28,743	—	—	—	28,746	—
Sale of and contributions from noncontrolling interests	—	—	—	—	(537)	—	—	68,551	68,014	—
Repurchase of 7.00% Series D preferred stock	(75,371)	—	—	—	2,352	(25,614)	—	—	(98,633)	—
Dividends declared on common stock	—	—	—	—	—	(183,858)	—	—	(183,858)	—
Dividends declared on preferred stock	—	—	—	—	—	(16,388)	—	—	(16,388)	—
Distributions in excess of earnings	—	—	—	—	(307,065)	307,065	—	—	—	—
Balance as of September 30, 2016	$161,792	$130,000	76,824,090	$768	$3,649,263	$—	$(31,745)	$373,831	$4,283,909	$9,012

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net (loss) income	$(69,591)	$103,137
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	218,168	189,044
Loss on early extinguishment of debt	3,230	189
Gain on sales of real estate – land parcels	(90)	—
Impairment of real estate	193,237	14,510
Equity in losses (earnings) of unconsolidated real estate joint ventures	270	(1,825)
Distributions of earnings from unconsolidated real estate joint ventures	286	740
Amortization of loan fees	8,792	8,348
Amortization of debt premiums	(117)	(282)
Amortization of acquired below-market leases	(2,905)	(5,121)
Deferred rent	(30,679)	(34,421)
Stock compensation expense	19,007	12,922
Investment gains	(28,721)	(22,368)
Investment losses	10,670	11,157
Changes in operating assets and liabilities:
Restricted cash	(278)	24
Tenant receivables	843	380
Deferred leasing costs	(21,621)	(47,725)
Other assets	(14,813)	(13,721)
Accounts payable, accrued expenses, and tenant security deposits	6,163	31,423
Net cash provided by operating activities	291,851	246,411

Investing Activities
Proceeds from sales of real estate (Note 3)	27,332	92,455
Additions to real estate	(638,568)	(362,215)
Purchase of real estate	(18,108)	(248,933)
Deposits for investing activities	(54,998)	(6,707)
Investments in unconsolidated real estate joint ventures	(6,924)	(7,979)
Additions to investments	(68,384)	(67,965)
Sales of investments	35,295	39,590
Repayment of notes receivable	9,054	4,264
Net cash used in investing activities	$(715,301)	$(557,490)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2016	2015
Financing Activities
Borrowings from secured notes payable	$215,330	$47,375
Repayments of borrowings from secured notes payable	(234,096)	(12,217)
Proceeds from issuance of unsecured senior notes payable	348,604	—
Borrowings from unsecured senior line of credit	2,349,000	1,432,000
Repayments of borrowings from unsecured senior line of credit	(2,084,000)	(893,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	(25,000)
Change in restricted cash related to financing activities	7,742	(4,737)
Payment of loan fees	(16,499)	(4,182)
Repurchase of 7.00% Series D preferred stock	(98,633)	—
Proceeds from the issuance of common stock	367,802	5,052
Dividends on common stock	(177,966)	(162,280)
Dividends on preferred stock	(17,487)	(18,740)
Financing costs paid for sale of noncontrolling interests	(8,093)	—
Contributions from and sale of noncontrolling interests (Note 3)	68,621	340
Distributions to and purchase of noncontrolling interests	(62,605)	(62,973)
Net cash provided by financing activities	457,720	301,638

Effect of foreign exchange rate changes on cash and cash equivalents	(1,440)	(187)

Net increase (decrease) in cash and cash equivalents	32,830	(9,628)
Cash and cash equivalents as of the beginning of period	125,098	86,011
Cash and cash equivalents as of the end of period	$157,928	$76,383

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$58,820	$64,197

Non-Cash Investing Activities:
Change in accrued construction	$23,023	$(7,305)
Assumption of secured notes payable in connection with purchase of real estate	$—	$(82,000)

Non-Cash Financing Activities:
Redemption of redeemable noncontrolling interest	$(5,000)	$—
Payable for purchase of noncontrolling interest	$—	$(51,887)

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

Alexandria Real Estate Equities, Inc. (NYSE:ARE), is an urban office REIT uniquely focused on world-class collaborative science and technology campuses in AAA innovation cluster locations with a total market capitalization of $13.0 billion and an asset base in North America of 24.5 million square feet as of September 30, 2016. The asset base in North America includes 18.8 million RSF of operating properties and development and redevelopment projects (under construction or pre-construction) and 5.7 million square feet of future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for our high-quality and diverse tenant base, with 54% of our total annualized base rent as of September 30, 2016, generated from investment-grade tenants. Alexandria has a longstanding and proven track record of developing Class A properties clustered in urban science and technology campuses that provide its innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria, please visit www.are.com.

Our asset base in North America (including consolidated and unconsolidated real estate joint ventures) consisted of the following, as of September 30, 2016:

	Square Feet
	Consolidated	Unconsolidated	Total
Operating properties	16,052,751	313,407	16,366,158
Projects under construction or pre-construction:
Projects to be delivered during the three months ending December 31, 2016	366,081	100,392	466,473
Projects to be delivered in 2017 and 2018	1,564,968	422,980	1,987,948
Development and redevelopment projects	1,931,049	523,372	2,454,421
Operating properties and development and redevelopment projects	17,983,800	836,779	18,820,579
Future value-creation projects	5,678,707	—	5,678,707
Asset base in North America	23,662,507	836,779	24,499,286

As of September 30, 2016:

•	Investment-grade tenants represented 54% of our total annualized base rent;

•
Approximately 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent;

•
Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index; and

•
Approximately 95% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

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

Consolidation

On an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly owned by us, under the consolidation guidance, first under the variable interest model, then under the voting model. Our evaluation considers all of our variable interests, including equity ownership, as well as fees paid to us for our involvement in the management of each partially owned entity. The variable interest model applies to entities that meet both of the following criteria:

•	A legal structure has been established to conduct business activities and to hold assets; such entity can be in the form of a partnership, limited liability company, or corporation, among others; and

•
The entity established has variable interests – i.e., it has variable interests that are contractual, such as equity ownership or other financial interests that change with changes in the fair value of the entity’s net assets.

If an entity meets both criteria above, we then evaluate such entity under the variable interest model. If an entity does not meet these criteria, we then evaluate such entity under the voting model or apply other GAAP, such as the cost or equity method of accounting.

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

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest. Equity holders meet this criterion if they lack any of the following:

•	The power, through voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance, as evidenced by:

•	Substantive participating rights in day-to-day management of the entity’s activities; or

•	Substantive kick-out rights over the party responsible for significant decisions

•	The obligation to absorb the entity’s expected losses; and

•	The right to receive the entity’s expected residual returns.

2.	Basis of presentation and summary of significant accounting policies (continued)

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

If we conclude that any of the three characteristics of a VIE are met, including whether equity holders lack the characteristics of a controlling financial interest because they lack both substantive participating rights and substantive kick-out rights, we also then conclude that the entity is a VIE and evaluate it for consolidation under the variable interest model.

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

Investments in real estate and properties classified as held for sale

We recognize real estate acquired (including the intangible value of acquired above- or below-market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date. If there is a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term of an in-place lease, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider its impact in determining the intangible value of such lease and its related amortization period. The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. Acquisition-related costs related to the acquisition of businesses, including real estate acquired with in-place leases, are expensed as incurred.

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements, an estimated life of up to 20 years for land improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment. The values of acquired above- and below-market leases are amortized over the terms of the related leases and recognized as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. The values of acquired above- and below-market ground leases are amortized over the terms of the related ground leases and recognized as either an increase (for below-market ground leases) or a decrease (for above-market ground leases) to rental operating expense. The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.

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

If the disposal of the property represents a strategic shift that has (or will have) a major effect on our operations or financial results, such as (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity, then the operations of the property, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and, therefore, will typically not meet the criteria for classification as discontinued operations.

2.	Basis of presentation and summary of significant accounting policies (continued)

Impairment of long-lived assets

On a quarterly basis, we review current activities and changes in the business conditions of all of our properties prior to and subsequent to the end of each quarter to determine the existence of any triggering events requiring an impairment analysis. If triggering events are identified, we review an estimate of the future undiscounted cash flows for the properties, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

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

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities and limited partnerships primarily involved in the science and technology industries. All of our equity investments in actively traded public companies are considered available-for-sale and are reflected in the accompanying consolidated balance sheets at fair value. Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of other comprehensive income. The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income. Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities require accounting under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%. As of September 30, 2016, and December 31, 2015, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

Recognition of rental revenue and tenant recoveries

Rental revenue from leases is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as revenue, and expected to be received in later years, as deferred rent in the accompanying consolidated balance sheets. Amounts received currently but recognized as revenue in future years are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from tenants. Tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent. As of September 30, 2016, and December 31, 2015, we had no allowance for uncollectible tenant receivables and deferred rent.

Monitoring tenant credit quality

During the term of each lease, we monitor the credit quality of our tenants by (i) monitoring the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a research team consisting of employees who, among them, have graduate and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the science and technology industries, as well as in finance. Our research team is responsible for assessing and monitoring the credit quality of our tenants and any material changes in their credit quality.

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its shareholders annually and meets certain other conditions is not subject to federal income taxes but could be subject to certain state and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the 2010-2015 calendar years.

Other income

The following is a summary of other income in the accompanying consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Management fee income	$46	$530	$380	$1,341
Interest and other income	795	1,272	2,223	2,136
Investment income	4,266	5,378	18,051	11,211
Total other income	$5,107	$7,180	$20,654	$14,688

2.	Basis of presentation and summary of significant accounting policies (continued)

Recent accounting pronouncements

On January 1, 2016, we adopted an ASU that requires debt issuance costs, excluding debt issuance costs associated with a line of credit, to be classified in our consolidated balance sheet as a direct deduction from the face amount of the related debt. As a result of adopting the ASU, unamortized deferred financing costs aggregating $30.1 million as of January 1, 2016, were classified with the corresponding debt instrument appearing on our consolidated balance sheet, and deferred financing costs related to our unsecured senior line of credit, aggregating $11.9 million as of January 1, 2016, were classified in other assets. The ASU was applied retrospectively to all prior periods presented in the financial statements. The adoption of this ASU had no impact on our consolidated statements of income.

In January 2016, the FASB issued an ASU that amended the accounting for equity investments and the presentation and disclosure requirements for financial instruments. The ASU requires equity investments that have a readily determinable fair value (except those accounted for under the equity method of accounting or that result in consolidation) to be measured at fair value, with the changes in fair value recognized in earnings. Available-for-sale equity securities that under current GAAP require the recognition of unrealized gains and losses in other comprehensive income will no longer be permitted. An election will be available to measure equity investments without a readily determinable fair value at cost less impairments, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Changes in the carrying value from this measurement will also be reported in current earnings. A cumulative-effect adjustment will be recorded to the beginning balance of retained earnings in the reporting period in which the guidance is adopted. The ASU is effective for fiscal years beginning after December 15, 2017. As of September 30, 2016, we had $28.9 million of net unrealized gains related to our available-for-sale equity securities in publicly traded companies included in accumulated other comprehensive income in our consolidated balance sheets.

In February 2016, the FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is expected to impact our consolidated financial statements as we have certain operating ground lease arrangements for which we are the lessee. As of September 30, 2016, the remaining contractual payments under our ground lease agreements aggregated $607.3 million. Additionally, the new ASU will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this ASU, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard permits the use of either the retrospective or modified retrospective transition method. We are currently assessing the potential impact that the adoption of the ASU will have on our consolidated financial statements.

In March 2016, the FASB issued an ASU that further clarifies an ASU issued in 2014 on recognition of revenue arising from contracts with customers. The core principle underlying this ASU is that entities will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in such exchange. Leases are specifically excluded from this ASU and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently assessing the potential impact the adoption of this ASU will have on our consolidated financial statements.

In June 2016, the FASB issued an ASU that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. We are currently assessing the potential impact the adoption of this ASU will have on our consolidated financial statements.

2.	Basis of presentation and summary of significant accounting policies (continued)

In August 2016, the FASB issued an ASU that provides guidance on classification of cash distributions received from equity method investments, including unconsolidated joint ventures. The ASU provides two approaches to determine the classification of cash distributions received: i) the “cumulative earnings” approach, under which distributions up to the amount of cumulative equity in earnings recognized will be classified as cash inflows from operating activities, and those in excess of that amount will be classified as cash inflows from investing activities, and ii) the “nature of the distribution” approach, under which distributions will be classified based on the nature of the underlying activity that generated cash distributions. Companies will elect either the “cumulative earnings” or the “nature of the distribution” approach. Entities that elect the “nature of the distribution” approach but lack the information to apply it will apply the cumulative earnings approach as an accounting change on a retrospective basis. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively (exceptions apply). During the nine months ended September 30, 2016, operating distributions received from our equity method investees aggregated approximately $286 thousand and were classified as cash inflows from operating activities on our consolidated statements of cash flows. We expect to continue to utilize the “nature of the distribution” approach to classify distributions from our equity method investees after the adoption of this ASU.

3.	Investments in real estate

Our consolidated investments in real estate consisted of the following as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
North America:
Land (related to rental properties)	$763,794		$677,649
Buildings and building improvements	7,109,271		6,644,634
Other improvements	371,888		260,605
Rental properties	8,244,953		7,582,888

Development and redevelopment projects (under construction or pre-construction)	875,717		917,706
Future value-creation projects	238,728		206,939
Value-creation pipeline	1,114,445		1,124,645

Gross investments in real estate – North America	9,359,398		8,707,533

Less: accumulated depreciation	(1,473,064)		(1,299,548)
Net investments in real estate – North America	7,886,334		7,407,985
Net investments in real estate – Asia	52,845	(1)	221,937
Investments in real estate	$7,939,179		$7,629,922

(1)	Refer to “Assets located in Asia” in Note 14 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further information.

Acquisitions

In June 2016, we entered into a definitive agreement to acquire One Kendall Square, a 644,771 RSF, seven-building collaborative science and technology campus located in our Cambridge urban innovation cluster submarket in Greater Boston. One Kendall Square also includes an entitled land parcel providing for a near-term ground-up development of a new 172,500 square foot building. The purchase price is $725.0 million, including the assumption of a $203.0 million secured note payable. The secured note payable has a maturity date of February 2024, and a contractual interest rate of 4.82%. We are in the process of obtaining approval by the lender for the assumption of the secured note payable and expect to close the One Kendall Square acquisition in the fourth quarter of 2016. The One Kendall Square acquisition is subject to customary closing conditions, and there is no assurance that the One Kendall Square acquisition will be completed, or will be completed in the time frame, on the terms or in the manner currently anticipated. Refer to “Forward Equity Sales Agreements” in Note 12 – “Stockholders’ Equity” to these unaudited consolidated financial statements for further discussion.

In October 2016, we acquired Torrey Ridge Science Center, a 294,993 RSF, three-building collaborative life science campus located in the heart of our Torrey Pines submarket of San Diego for a purchase price of $182.5 million. The campus is 87.1% occupied and we expect an initial stabilized cash yield of 6.8% at stabilization in the first half of 2018 upon completion of near-term renewals/re-leasing of acquired below-market leases and the conversion of 75,953 RSF existing shell and office space into office/laboratory space.

We have an executed agreement for the acquisition of 88 Bluxome Street in our Mission Bay/SoMa submarket of San Francisco for a purchase price of $140.0 million. We are pursuing entitlements for the ground-up development of 1,070,925 RSF, which represents estimated total anticipated RSF upon completion of entitlements for construction of two office buildings in separate phases. The closing date of this acquisition may be deferred to the first quarter of 2017. Upon completion of the acquisition, the seller may lease the property for a term of one year or more depending on certain factors.

3.	Investments in real estate (continued)

Investments in consolidated real estate joint ventures

In June 2016, we entered into a joint venture agreement with an institutional investor, TIAA Global Asset Management and affiliates (“TIAA”), to sell a 45% partial interest in 10290 Campus Point Drive, a 304,326 RSF redevelopment project in our University Town Center submarket of San Diego, 100% leased to Eli Lilly and Company.

The sale of a partial interest in 10290 Campus Point Drive closed on June 29, 2016. Gross proceeds received from our partner as a result of the sale of a partial interest in 10290 Campus Point Drive through September 30, 2016, were $68.6 million. We retained a controlling interest in the joint venture following the sale and, therefore, continued to consolidate this entity. As a result, we accounted for the proceeds received as an equity financing transaction. The difference of $537 thousand between the aggregate proceeds of $68.6 million received through September 30, 2016, and our cost basis of $68.0 million was recorded as a reduction to additional paid-in capital. This transaction did not qualify as a sale of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost. Our partner is expected to fund substantially all of the remaining costs to complete the redevelopment at 10290 Campus Point Drive and other construction costs of common areas in the campus. We expect to receive additional proceeds from our partner aggregating $37.7 million, which will be used to fund construction.

Additionally, in June 2016, we entered into a separate joint venture agreement with TIAA to sell a 45% partial interest in 10300 Campus Point Drive in our University Town Center submarket of San Diego, consisting of 449,759 RSF primarily leased to Celgene Corporation, Eli Lilly and Company, and The Regents of the University of California. The sale of a partial interest in 10300 Campus Point Drive is expected to close in the fourth quarter of 2016. Total gross proceeds from this sale are estimated to be $150.0 million and are expected to be received primarily in the fourth quarter of 2016.

As of September 30, 2016, we have four real estate joint ventures with TIAA, which are VIEs. Through these joint ventures, we own partial interests in the following Class A properties: (i) 225 Binney Street in our Cambridge submarket, (ii) 1500 Owens Street in our Mission Bay/SoMa submarket, (iii) 409/499 Illinois Street in our Mission Bay/SoMa submarket, and (iv) 10290 Campus Point Drive in our University Town Center submarket.

Under each of these real estate joint venture arrangements, we are the managing member and earn a fee for continuing to manage the day-to-day operations of each property and, in the case of 10290 Campus Point Drive, for managing the redevelopment construction of the project.

For each of our joint ventures with TIAA, we first evaluated the partially owned legal entity that owns the property under the variable interest model to determine whether each entity met any of the three characteristics of a VIE, which are as follows:

1)	The entity does not have sufficient equity to finance its activities without additional subordinated financial support.

•
Each joint venture has significant equity at risk to fund its activities, as the ventures are primarily capitalized by contributions from the members and could obtain, if necessary, non-recourse commercial financing arrangements on customary terms.

2)	The entity is established with non-substantive voting rights.

•
The voting rights of each joint venture require both members to approve major decisions, which results in voting rights that are disproportionate to the members’ economic interest. However, the activities of each joint venture are conducted on behalf of both members, so the voting rights, while disproportionate, are substantive.

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest, as evidenced by lack of substantive kick-out rights or substantive participating rights.

•	The institutional investor lacks substantive kick-out rights as it may not remove us as the managing member without cause.

•
The institutional investor also lacks substantive participating rights as day-to-day control is vested in us as the managing member and the major decisions that require unanimous consent are primarily protective in nature.

Based on the analysis detailed in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to these unaudited consolidated financial statements, the institutional investor, as the non-managing member of each of the four joint ventures, lacks the characteristics of a controlling financial interest in each of the joint ventures because it does not have substantive kick-out rights or substantive participating rights. Therefore, the joint ventures meet the criteria to be considered VIEs and accordingly, are evaluated for consolidation under the VIE model.

3.	Investments in real estate (continued)

After determining that these joint ventures are VIEs, we determined that we are the primary beneficiary of each real estate joint venture, as, in our capacity as managing member, we have the power to make decisions that most significantly impact operations and economic performance of the joint ventures. In addition, through our investment in each joint venture, we have the right to receive benefits and participate in losses that can be significant to the VIEs. Based on this evaluation, we concluded that we are the primary beneficiary of each joint venture, and therefore, we consolidate each entity.

The following table aggregates the balance sheet information of our consolidated VIEs as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Investments in real estate	$802,266	$608,474
Cash and cash equivalents	37,566	2,060
Other assets	40,863	37,633
Total assets	$880,695	$648,167

Secured notes payable	$—	$—
Other liabilities	75,865	38,666
Total liabilities	75,865	38,666
Alexandria Real Estate Equities, Inc.’s share of equity	432,735	307,220
Noncontrolling interests’ share of equity	372,095	302,281
Total liabilities and equity	$880,695	$648,167

In determining whether to aggregate the balance sheet information of our consolidated VIEs, we considered the similarity of each VIE, including the primary purpose of these entities to own, manage, operate, and lease real estate properties owned by the VIEs, and the similar nature of our involvement in each VIE as a managing member. Due to the similarity of the characteristics of each VIE, we present the balance sheet information of these entities on an aggregated basis.

There are no creditors or other partners of our consolidated VIEs who have recourse to our general credit. Our maximum exposure to all our VIEs is limited to our variable interests in each VIE.

Purchase of noncontrolling interest

During the nine months ended September 30, 2016, we completed the purchase of the remaining outstanding noncontrolling interest in our campus at Alexandria Technology Square® in our Cambridge submarket. For additional information, refer to Note 13 – “Noncontrolling Interests” to these unaudited consolidated financial statements.

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

In September 2016, we sold land parcels aggregating 1.3 acres in our non-cluster market in North America for approximately $5.2 million and recognized a gain of $90 thousand in connection with this sale.

For information on assets held for sale and assets sold in Asia, refer to “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements.

4.	Investments in unconsolidated real estate joint ventures

360 Longwood Avenue

We have a 27.5% effective interest in this real estate joint venture that is currently developing a building aggregating 413,799 RSF in our Longwood Medical Area submarket of Greater Boston. The cost at completion for this real estate project is expected to be approximately $350 million. As of September 30, 2016, the joint venture had 313,407 RSF, or 76% of the project, leased and in service. Our equity investment in this real estate joint venture was $50.2 million as of September 30, 2016. The real estate joint venture has a non-recourse, secured construction loan (“Longwood Construction Loan”) that includes the following key terms (dollars in thousands):

Tranche	Maturity Date		Stated Rate	Outstanding Balance	Remaining Commitments	Total
Fixed rate	April 1, 2017	(1)	5.25%	$173,226	$2,015	$175,241
Floating rate (2)	April 1, 2017	(1)	L+3.75%	8,081	29,878	37,959
				181,307	$31,893	$213,200
Unamortized deferred financing costs				235
				$181,072

(1)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(2)	Borrowings under the floating rate tranche have an interest rate floor equal to 5.25%, and are subject to an interest rate cap on LIBOR of 3.50%.

1455/1515 Third Street

We have a real estate joint venture with an affiliate of Uber Technologies, Inc. (“Uber”), for the development of two buildings aggregating 422,980 RSF at 1455/1515 Third Street in our Mission Bay/SoMa submarket of San Francisco. We have a 51% interest, and Uber has a 49% interest, in this real estate joint venture. The project is 100% leased to Uber for a 15-year term. Our equity investment in the real estate joint venture aggregated $83.4 million as of September 30, 2016.

As described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to these unaudited consolidated financial statements, we evaluate each of our unconsolidated real estate joint ventures, which are limited liability companies, using the consolidation guidance under the variable interest model first, and then under the voting model if the entity is not a VIE. We evaluated our 360 Longwood Avenue joint venture (27.5% interest held by the Company) and our 1455/1515 Third Street joint venture (51% interest held by the Company) under the variable interest model, based upon the following characteristics of a VIE:

1)	The entity does not have sufficient equity to finance its activities without additional subordinated financial support.

•	360 Longwood Avenue – This entity has significant equity and non-recourse financing in place to fund the remainder of the development.

•	1455/1515 Third Street – This entity has significant equity, and non-recourse financing is available, to fund the remainder of the development.

2)	The entity is established with non-substantive voting rights.

•
360 Longwood Avenue – Our 27.5% economic interest in 360 Longwood Avenue consists of an interest in a real estate joint venture with a development partner. The joint venture with our development partner holds an interest in the property with an institutional investor. Our development partner is responsible for the day-to-day management of construction and development activities, and we are responsible for the day-to-day administrative operations of components of the property once it is placed into service following development completion. At the property level, all major decisions (including the development plan, annual budget, leasing plan, and financing plan) require approval of all three investors. Although voting rights within the structure are disproportionate to the members’ economic interests, the activities of the ventures are conducted on behalf of all members, and therefore, the voting rights, while disproportionate, are substantive.

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

•
360 Longwood Avenue – The other members have significant participating rights, including the day-to-day management of development activities and the participation in decisions related to the operations of the property.

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

Investments in available-for-sale equity securities with gross unrealized losses as of September 30, 2016, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary. Accordingly, there are no other-than-temporary impairments in accumulated other comprehensive income related to available-for-sale equity securities as of September 30, 2016, or December 31, 2015.

The following table summarizes our investments as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Available-for-sale equity securities, cost basis	$40,090	$20,022
Unrealized gains	33,182	118,392
Unrealized losses	(4,265)	(793)
Available-for-sale equity securities, at fair value	69,007	137,621
Investments accounted for under cost method	251,982	215,844
Total investments	$320,989	$353,465

We periodically assess our investments in privately held companies accounted for under the cost method for other-than-temporary impairment. If a decline in the fair value of an investment below the carrying value is determined to be other than temporary, such investment is written down to its estimated fair value with a charge to current earnings. During the three months ended September 30, 2016, we determined there was an other-than-temporary impairment on certain of our cost method investments and wrote the investment down to fair value. The impairment charge is included in the investment losses for the three and nine months ended September 30, 2016, presented in the table below, which outlines the components of our investment income classified within other income in the accompanying consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment gains	$8,115	$8,658	$28,721	$22,368
Investment losses	(3,849)	(3,280)	(10,670)	(11,157)
Investment income	$4,266	$5,378	$18,051	$11,211

6.	Other assets

The following table summarizes the components of other assets as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
Acquired below-market ground leases	$12,970		$13,142
Acquired in-place leases	24,616		27,997
Deferred compensation plan	10,667		8,489
Deferred financing costs – $1.65 billion unsecured senior line of credit	15,168		11,909
Deposits	75,474	(1)	3,713
Furniture, fixtures, and equipment, net	13,379		13,682
Interest rate hedge assets	180		596
Notes receivable	6,876		16,630
Prepaid expenses	13,945		17,651
Real estate	18,612		—
Other assets	14,246		19,503
Total	$206,133		$133,312

(1)	Includes a $60.0 million deposit for the acquisition of One Kendall Square located in our Cambridge urban innovation cluster submarket of Greater Boston.

7.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) significant other observable inputs, and (iii) significant unobservable inputs. Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2016 and 2015.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2016, and December 31, 2015 (in thousands):

		September 30, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$69,007	$69,007	$—	$—
Interest rate hedge agreements	$180	$—	$180	$—
Liabilities:
Interest rate hedge agreements	$7,705	$—	$7,705	$—

		December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$137,621	$137,621	$—	$—
Interest rate hedge agreements	$596	$—	$596	$—
Liabilities:
Interest rate hedge agreements	$4,314	$—	$4,314	$—

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value. Our available-for-sale equity securities and our interest rate hedge agreements have been recognized at fair value. Refer to Note 5 – “Investments” and Note 9 – “Interest Rate Hedge Agreements” to these unaudited consolidated financial statements for further details. The fair values of our secured notes payable, unsecured senior notes payable, $1.65 billion unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

7.	Fair value measurements (continued)

As of September 30, 2016, and December 31, 2015, the book and estimated fair values of our available-for-sale equity securities, interest rate hedge agreements, secured notes payable, unsecured senior notes payable, $1.65 billion unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Available-for-sale equity securities	$69,007	$69,007	$137,621	$137,621
Interest rate hedge agreements	$180	$180	$596	$596

Liabilities:
Interest rate hedge agreements	$7,705	$7,705	$4,314	$4,314
Secured notes payable	$789,450	$802,722	$809,818	$832,342
Unsecured senior notes payable	$2,377,482	$2,551,835	$2,030,631	$2,059,855
$1.65 billion unsecured senior line of credit	$416,000	$415,962	$151,000	$151,450
Unsecured senior bank term loans	$746,162	$750,746	$944,243	$951,098

Nonrecurring fair value measurements

Refer to “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further discussion.

8.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of September 30, 2016 (dollars in thousands):

	Fixed-Rate/Hedged Variable-Rate	Unhedged Variable-Rate			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate (1)
Secured notes payable	$419,276	$370,174	$789,450	18.2%	3.34%	2.6
Unsecured senior notes payable	2,377,482	—	2,377,482	55.0	4.14	7.5
$1.65 billion unsecured senior line of credit	200,000	216,000	416,000	9.6	1.52	5.1
2019 Unsecured Senior Bank Term Loan	398,355	—	398,355	9.2	3.03	2.3
2021 Unsecured Senior Bank Term Loan	347,807	—	347,807	8.0	2.18	4.3
Total/weighted average	$3,742,920	$586,174	$4,329,094	100.0%	3.49%	5.6
Percentage of total debt	86%	14%	100%

(1)	See footnote 1 on the page 24 for additional information on weighted-average interest rate.

8.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal payments as of September 30, 2016 (dollars in thousands):

	Stated Rate		Weighted-Average Interest Rate		Maturity		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/Premium
Debt				(1)	Date (2)		2016	2017	2018	2019	2020	Thereafter	Principal		Total
Secured notes payable
Maryland	2.44%		2.81%		1/20/17	(3)	$—	$76,000	$—	$—	$—	$—	$76,000	$(86)	$75,914
Greater Boston	L+1.35		2.47		8/23/17	(4)	—	210,464	—	—	—	—	210,464	(1,268)	209,196
Greater Boston	L+1.50		1.85		1/28/19	(4)	—	—	—	213,969	—	—	213,969	(2,781)	211,188
Greater Boston	L+2.00		2.79		4/20/19	(4)	—	—	—	64,256	—	—	64,256	(3,410)	60,846
Greater Boston, San Diego, Seattle, and Maryland	7.75		8.10		4/1/20		437	1,833	1,979	2,140	104,351	—	110,740	(1,169)	109,571
San Diego	4.66		4.99		1/1/23		370	1,540	1,614	1,692	1,770	29,905	36,891	(412)	36,479
Greater Boston	3.93		3.18		3/10/23		—	—	1,091	1,505	1,566	77,838	82,000	3,463	85,463
San Francisco	6.50		6.76		7/1/36		—	20	22	23	25	703	793	—	793
Secured debt weighted-average interest rate/subtotal	3.32%		3.34				807	289,857	4,706	283,585	107,712	108,446	795,113	(5,663)	789,450

2019 Unsecured Senior Bank Term Loan	L+1.20%		3.03		1/3/19		—	—	—	400,000	—	—	400,000	(1,645)	398,355
2021 Unsecured Senior Bank Term Loan	L+1.10%		2.18		1/15/21		—	—	—	—	—	350,000	350,000	(2,193)	347,807
$1.65 billion unsecured senior line of credit	L+1.00%	(5)	1.52		10/29/21		—	—	—	—	—	416,000	416,000	—	416,000
Unsecured senior notes payable	2.75%		2.95		1/15/20		—	—	—	—	400,000	—	400,000	(2,601)	397,399
Unsecured senior notes payable	4.60%		4.72		4/1/22		—	—	—	—	—	550,000	550,000	(3,563)	546,437
Unsecured senior notes payable	3.90%		4.02		6/15/23		—	—	—	—	—	500,000	500,000	(3,954)	496,046
Unsecured senior notes payable	4.30%		4.46		1/15/26		—	—	—	—	—	300,000	300,000	(4,455)	295,545
Unsecured senior notes payable	3.95%		4.11		1/15/27		—	—	—	—	—	350,000	350,000	(5,114)	344,886
Unsecured senior notes payable	4.50%		4.58		7/30/29		—	—	—	—	—	300,000	300,000	(2,831)	297,169
Unsecured debt weighted average/subtotal			3.52				—	—	—	400,000	400,000	2,766,000	3,566,000	(26,356)	3,539,644
Weighted-average interest rate/total			3.49%				$807	$289,857	$4,706	$683,585	$507,712	$2,874,446	$4,361,113	$(32,019)	$4,329,094

Balloon payments							$—	$286,464	$—	$678,226	$503,979	$2,866,487	$4,335,156	$—	$4,335,156
Principal amortization							807	3,393	4,706	5,359	3,733	7,959	25,957	(32,019)	(6,062)
Total debt							$807	$289,857	$4,706	$683,585	$507,712	$2,874,446	$4,361,113	$(32,019)	$4,329,094

Fixed-rate/hedged variable-rate debt							$807	$153,393	$4,706	$445,359	$507,712	$2,658,446	$3,770,423	$(27,503)	$3,742,920
Unhedged variable-rate debt							—	136,464	—	238,226	—	216,000	590,690	(4,516)	586,174
Total debt							$807	$289,857	$4,706	$683,585	$507,712	$2,874,446	$4,361,113	$(32,019)	$4,329,094

(1)	Represents the weighted-average interest rate as of the end of the applicable period, plus the impact of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

(2)	Reflects any extension options that we control.

(3)	We intend to repay this loan in December 2016 in advance of its maturity date of January 20, 2017.

(4)	Refer to “Secured Construction Loans” in Note 8 – “Secured and Unsecured Senior Debt” for options to extend maturity dates.

(5)
Our $1.65 billion unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20%, based on the aggregate commitments. Unamortized deferred financing costs related to our $1.65 billion unsecured senior line of credit are classified in other assets and are excluded from the calculation of the weighted-average interest rate.

8.	Secured and unsecured senior debt (continued)

3.95% Unsecured senior notes payable

In June 2016, we completed a $350.0 million public offering of our unsecured senior notes payable due on January 15, 2027, at a stated interest rate of 3.95%. The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company. The unsecured senior notes payable rank equally in right of payment with all other unsecured senior indebtedness. However, the unsecured senior notes payable are subordinate to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P. We used the net proceeds, after discounts and issuance costs, of $344.7 million to repay outstanding principal borrowings under our $1.65 billion unsecured senior line of credit.

Amendment of unsecured senior line of credit and unsecured senior bank term loans

On July 29, 2016, we amended our unsecured senior line of credit (the “Amended Credit Agreement”) and recognized a loss on early extinguishment of debt of approximately $2.4 million related to the write-off of unamortized loan fees. The key changes are summarized below:

	Amended Agreement		Prior Agreement
Commitments	$1.65 billion		$1.50 billion
Interest rate	LIBOR+1.00%		LIBOR+1.10%
Maturity date	October 29, 2021	(1)	January 3, 2019

(1) Includes two, six-months options to extend from the stated maturity date of October 29, 2020, subject to certain conditions.

In addition, on July 29, 2016, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan reducing the total outstanding balance from $600 million to $400 million, and recognized a loss on early extinguishment of debt of $869 thousand related to the write-off of unamortized loan fees.

Interest expense

The following table summarizes interest expense for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross interest	$40,753	$36,115	$116,520	$105,427
Capitalized interest	(14,903)	(8,436)	(40,790)	(27,844)
Interest expense	$25,850	$27,679	$75,730	$77,583

Repayment of secured notes payable

During the nine months ended September 30, 2016, we repaid five secured notes payable aggregating $231.0 million with a weighted-average effective interest rate of 5.29%.

8.	Secured and unsecured senior debt (continued)

Secured construction loans

The following table summarizes our secured construction loans as of September 30, 2016 (dollars in thousands):

Property/Market	Stated Rate		Maturity Date		Outstanding Balance	Remaining Commitments	Total Aggregate Commitments
75/125 Binney Street/Greater Boston	L+1.35%		8/23/17		$210,464	$39,936	$250,400
50/60 Binney Street/Greater Boston	L+1.50%		1/28/19	(1)	213,969	136,031	350,000
100 Binney Street/Greater Boston	L+2.00%	(2)	4/20/19	(3)	64,256	240,025	304,281
					$488,689	$415,992	$904,681

(1)	We have two, one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions.

(2)	Refer to Note 9 – “Interest Rate Hedge Agreements” to these unaudited consolidated financial statements for further information.

(3)	We have two, one-year options to extend the stated maturity date to April 20, 2021, subject to certain conditions.

9.	Interest rate hedge agreements

We use interest rate derivatives to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured notes payable, and to manage our exposure to interest rate volatility. Our derivative instruments include interest rate swaps and interest rate caps.

In our interest rate hedge agreements, the ineffective portion of the change in fair value is required to be recognized directly in earnings. During the nine months ended September 30, 2016 and 2015, our interest rate hedge agreements were 100% effective; as a result, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate hedge agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $5.2 million in accumulated other comprehensive income to earnings as an increase to interest expense. As of September 30, 2016, and December 31, 2015, the fair values of our interest rate swap and cap agreements aggregating an asset balance were classified in other assets, and the fair value of our interest rate swap agreements aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 7 – “Fair Value Measurements” to these unaudited consolidated financial statements for further details. Under our interest rate hedge agreements, we have no collateral posting requirements.

The Company has agreements with certain of its derivative counterparties that contain a provision wherein (i) the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness; or (ii) if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. If the Company had breached any of these provisions as of September 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $7.5 million.

9.	Interest rate hedge agreements (continued)

We had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk as of September 30, 2016 (dollars in thousands):

Interest Rate Hedge Type			Number of Contracts	Weighted-Average Interest Pay/Cap Rate (1)	Fair Value as of 9/30/16		Notional Amount in Effect as of
	Effective Date	Maturity Date					9/30/16	12/31/16	12/31/17	12/31/18
Swap	September 1, 2015	March 31, 2017	2	0.57%	$18		$100,000	$100,000	$—	$—
Swap	March 31, 2016	March 31, 2017	11	1.15%	(2,691)		1,000,000	1,000,000	—	—
Swap	March 31, 2017	March 31, 2018	15	1.31%	(4,592)		—	—	900,000	—
Swap	March 29, 2018	March 31, 2019	6	1.01%	(374)		—	—	—	450,000
Cap	July 29, 2016	April 20, 2019	2	2.00%	114		40,000	55,000	126,000	150,000
Total					$(7,525)	(2)	$1,140,000	$1,155,000	$1,026,000	$600,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin over LIBOR for borrowings outstanding as of September 30, 2016, as listed under the column heading “Stated Rate” in our summary table of outstanding indebtedness and respective principal payments under Note 8 – “Secured and Unsecured Senior Debt” to these unaudited consolidated financial statements.

(2)
This total represents the net of the fair value of interest rate hedges in a liability position of $7.7 million and fair value of interest rate hedges in an asset position of $180 thousand. Refer to Note 7 – “Fair Value Measurements” to these unaudited consolidated financial statements for further information.

10.	Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$269,915	$239,838
Acquired below-market leases	22,940	26,018
Conditional asset retirement obligations	3,636	5,777
Deferred rent liabilities	34,783	27,664
Interest rate hedge liabilities	7,705	4,314
Unearned rent and tenant security deposits	218,309	211,605
Other liabilities	47,893	74,140
Total	$605,181	$589,356

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

In July 2016, we executed an offering, subject to forward equity sales agreements, to sell an aggregate of 7.5 million shares of common stock, including 975,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of our common stock, at a public offering price of $101.00 per share, subject to customary contractual price adjustments. Net proceeds, after issuance costs and underwriters’ discount, of $724.0 million, will be further adjusted as provided in the forward equity sales agreements. The forward equity sales agreements allowed us to lock in the price of the shares (subject to certain adjustments) to fund the pending acquisition of One Kendall Square. We expect to settle the forward equity sales agreements by issuing the common stock in the fourth quarter of 2016 after obtaining approval by the lender to assume the One Kendall Square loan and completing the acquisition of One Kendall Square. Refer to “Acquisitions” in Note 3 – “Investments in Real Estate” and “Forward Equity Sales Agreements” in Note 12 – “Stockholders’ Equity” to these unaudited consolidated financial statements for further discussion.

Weighted average shares outstanding – diluted used in computation of EPS for the three months ended September 30, 2016 include shares from the assumed issuance of 7.5 million shares pursuant to the settlement of the forward equity sales agreements at the contractual price, less assumed repurchase of common shares at the average market price using the net proceeds of $724.0 million from the forward equity sales agreements. The impact to our weighted average shares – diluted for the three months ended September 30, 2016 was 751 thousand weighted average incremental shares. Conversely, these shares were not included in the calculation of diluted EPS for the nine months ended September 30, 2016 as the Company had a net loss during that period and, therefore, the effect of the forward equity sales agreements was antidilutive. For purposes of calculating diluted EPS, we did not assume conversion of our 7.00% Series D cumulative convertible preferred stock for the three and nine months ended September 30, 2016 and 2015, since the impact was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods. Our 6.45% Series E cumulative redeemable preferred stock is not convertible to common stock and, therefore, is not dilutive.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our 7.00% Series D cumulative convertible preferred stock and forward equity sales agreements are not participating securities, and are not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.

11.	Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$28,469	$39,699	$(69,681)	$103,180
Gain on sales of real estate – land parcels	90	—	90	—
Net income attributable to noncontrolling interests	(4,084)	(170)	(11,614)	(925)
Dividends on preferred stock	(5,007)	(6,247)	(16,388)	(18,740)
Preferred stock redemption charge	(13,095)	—	(25,614)	—
Net income attributable to unvested restricted stock awards	(921)	(623)	(2,807)	(1,736)
Numerator for basic and diluted EPS – net income (loss) from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	5,452	32,659	(126,014)	81,779
Loss from discontinued operations	—	—	—	(43)
Numerator for basic and diluted EPS – net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$5,452	$32,659	$(126,014)	$81,736

Denominator for basic EPS – weighted-average shares of common stock outstanding	76,651	71,500	74,526	71,426
Dilutive effect of forward equity sales agreements	751	—	—	—
Denominator for diluted EPS – adjusted – weighted-average shares of common stock outstanding	77,402	71,500	74,526	71,426
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$0.07	$0.46	$(1.69)	$1.14
Discontinued operations	—	—	—	—
Net income (loss) per share	$0.07	$0.46	$(1.69)	$1.14

12.	Stockholders’ equity

“At the market” common stock offering program

During the six months ended June 30, 2016, we completed our “at the market” common stock offering program that was established in December 2015, which allowed us to sell up to an aggregate of $450.0 million of our common stock. In December 2015, we sold an aggregate of 832,982 shares of common stock for a gross proceeds of $75.0 million, or $90.04 per share, and net proceeds of approximately $73.4 million. During the six months ended June 30, 2016, we sold an aggregate of 3.9 million shares of common stock for gross proceeds of $374.3 million, or $94.80 per share, and net proceeds of approximately $367.8 million. We used the proceeds from the sales initially to reduce amounts outstanding under our $1.65 billion unsecured senior line of credit. As of September 30, 2016, there was no remaining availability under our “at the market” program.

In October 2016, we established a new “at the market” common stock offering program, which allows us to sell up to an aggregate of $600.0 million of our common stock. In October 2016, we sold an aggregate of 1.4 million shares of common stock for gross proceeds of $150.0 million, or $104.28 per share, and net proceeds of approximately $147.7 million.

12.	Stockholders’ equity (continued)

Forward equity sales agreements

In July 2016, we executed an offering, subject to forward equity sales agreements, to sell an aggregate of 7.5 million shares of common stock, including 975,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of our common stock, at a public offering price of $101.00 per share. Net proceeds, after issuance costs and underwriters’ discount, of $724.0 million, will be further adjusted as provided in the forward equity sales agreements. The forward equity sales agreements allowed us to lock in the price of the shares (subject to certain adjustments) to fund the pending acquisition of One Kendall Square. Settlement may be (i) physical delivery of shares of our common stock for cash, (ii) net cash settlement, whereby we will either pay or receive the difference between the forward contract price and the weighted average market price for our common stock at the time of settlement, or (iii) net share settlement, whereby we will either receive or issue shares of our common stock, with the number of shares issued or received determined by the difference between the forward contract price and the weighted average market price for its common stock at the time of settlement. The forward contract price will be determined under the applicable terms of the forward contract.

Under either of the net settlement provisions, we will pay to the counterparty either cash or shares of common stock when the weighted average market price of our common stock at the time of settlement exceeds the forward contract price, and will receive either cash or shares of common stock to the extent that the weighted average market price of our common stock at the time of settlement is less than the price under the forward contract. Subject to our contractual right to elect cash or net share settlement, we expect to settle the forward equity sales agreements by issuing the common stock after obtaining approval by the lender to assume the One Kendall Square loan and completing the acquisition of One Kendall Square. Refer to “Acquisitions” in Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements for further discussion.

7.00% Series D cumulative convertible preferred stock redemption

During the three months ended September 30, 2016, we repurchased 1.1 million outstanding shares of our 7.00% Series D cumulative convertible preferred stock at an aggregate price of $39.3 million, or $36.31 per share. We recognized a preferred stock redemption charge of $13.1 million during the three months ended September 30, 2016, including the write-off of original issuance costs of approximately $845 thousand.

During the nine months ended September 30, 2016, we repurchased 3.0 million outstanding shares of our 7.00% Series D cumulative convertible preferred stock at an aggregate price of $98.6 million, or $32.72 per share. We recognized a preferred stock redemption charge of $25.6 million during the nine months ended September 30, 2016, including the write-off of original issuance costs of approximately $2.4 million.

In October 2016, we repurchased 1.5 million shares of our 7.00% Series D cumulative convertible preferred stock at an aggregate price of $52.8 million, or $36.07 per share. As of October 31, 2016 the par value of our 7.00% Series D cumulative convertible preferred stock outstanding was $125.2 million.

Dividends

In September 2016, we declared cash dividends on our common stock for the three months ended September 30, 2016, aggregating $62.4 million, or $0.80 per share. Also in September 2016, we declared cash dividends on our 7.00% Series D cumulative convertible preferred stock for the three months ended September 30, 2016, aggregating approximately $2.8 million, or $0.4375 per share. Additionally, we declared cash dividends on our 6.45% Series E cumulative redeemable preferred stock for the three months ended September 30, 2016, aggregating approximately $2.1 million, or $0.403125 per share. In October 2016, we paid the cash dividends on our common stock, 7.00% Series D cumulative convertible preferred stock, and 6.45% Series E cumulative redeemable preferred stock for the three months ended September 30, 2016.

12.	Stockholders’ equity (continued)

Accumulated other comprehensive income

Accumulated other comprehensive income attributable to Alexandria consists of the following (in thousands):

	Net Unrealized Gain (Loss) on:
	Available-for- Sale Equity Securities	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2015	$117,599	$(3,718)	$(64,690)	$49,191

Other comprehensive (loss) income before reclassifications	(70,055)	(7,655)	842	(76,868)
Amounts reclassified from other comprehensive (income) loss	(18,627)	3,725	10,807	(4,095)
	(88,682)	(3,930)	11,649	(80,963)
Amounts attributable to noncontrolling interests	—	—	27	27
Net other comprehensive (loss) income	(88,682)	(3,930)	11,676	(80,936)

Balance as of September 30, 2016	$28,917	$(7,648)	$(53,014)	$(31,745)

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 11.7 million shares were issued and outstanding as of September 30, 2016. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2016.

13.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned nine projects as of September 30, 2016, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

During the three months ended March 31, 2015, we executed an agreement to purchase the outstanding 10% noncontrolling interest in our 1.2 million RSF campus at Alexandria Technology Square® in our Cambridge submarket for $108.3 million. The first installment of $54.3 million was paid on April 1, 2015, and the second installment of $54.0 million was paid on April 1, 2016.

In June 2016, we sold a partial interest in 10290 Campus Point Drive. As described in Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements, since we retained a controlling interest in the joint venture following the sale and continued to consolidate this entity, we accounted for the proceeds received as an equity financing transaction. The difference of $537 thousand between the aggregate proceeds of approximately $68.6 million received through September 30, 2016 and our cost basis of $68.0 million was recorded as a reduction to additional paid-in capital. This transaction did not qualify as a sale of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost.

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

The following table represents income from continuing operations and discontinued operations attributable to Alexandria Real Estate Equities, Inc., for the three and nine months ended September 30, 2016 and 2015, excluding the amounts attributable to these noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$24,475	$39,529	$(81,205)	$102,255
Loss from discontinued operations	—	—	—	(43)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$24,475	$39,529	$(81,205)	$102,212

14.	Assets classified as held for sale

As of September 30, 2016, two operating properties in North America with an aggregate 90,690 RSF and all our operating properties and land parcels located in Asia were classified as held for sale, none of which met the criteria for classification as discontinued operations in our consolidated financial statements. Accordingly, the results of operations include properties sold subsequent to January 1, 2015, including two properties with an aggregate 153,874 RSF and three land parcels. For additional information, refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to these unaudited consolidated financial statements.

Assets located in North America

The following is a summary of net assets held for sale in North America as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Total assets	$15,456	$12,896
Total liabilities	—	—
Net assets classified as held for sale – North America	$15,456	$12,896

The following is a summary of operating information of our real estate investments in North America classified as held for sale as of September 30, 2016, and real estate investments in North America sold subsequent to January 1, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$540	$1,304	$2,322	$3,551
Operating expenses	(128)	(779)	(734)	(1,960)
	412	525	1,588	1,591
General and administrative expenses	(5)	(25)	(37)	(43)
Depreciation expense	(3)	(195)	(131)	(989)
Impairment of real estate	—	—	(863)	—
Gain on sales of real estate – land parcels	90	—	90	—
Income from assets classified as held for sale – North America	$494	$305	$647	$559

Assets located in Asia

On March 31, 2016, we evaluated two separate potential transactions to sell land parcels in our India submarket aggregating 28 acres. We determined that these land parcels met the criteria for classification as held for sale as of March 31, 2016, including among others, the following: (i) management having the authority committed to sell the real estate, and (ii) the sale was probable within one year. Upon classification as held for sale, we recognized an impairment charge of $29.0 million to lower the carrying amount of the real estate to its estimated fair value less cost to sell of approximately $10.2 million. In determining the carrying amount for evaluating the real estate for impairment, we considered our net book value, costs to sell, and a $10.6 million cumulative foreign currency translation loss. During the nine months ended September 30, 2016, we sold these two land parcels for an aggregate sales price of $12.8 million at no gain or loss.

On April 22, 2016, we decided to monetize our remaining real estate investments located in Asia in order to invest capital into our highly leased value-creation pipeline. We determined that these investments met the criteria for classification as held for sale when we achieved the following, among other criteria: (i) committed to sell all of our real estate investments in Asia, (ii) obtained approval from our Board of Directors, and (iii) determined that the sale of each property/land parcel was probable within one year. During the three months ended June 30, 2016, we recognized an impairment charge of $154.1 million related to our remaining real estate investments located in Asia, to lower the carrying costs of the real estate to its estimated fair value less costs to sell. In determining the carrying amount for evaluating the real estate for impairment, we considered our net book value, costs to sell, and a $40.2 million cumulative foreign currency translation loss.

14.	Assets classified as held for sale (continued)

As of September 30, 2016, we had eight operating properties aggregating 1.2 million RSF and land parcels aggregating 168 acres remaining in Asia, which continued to meet the classification as held for sale. During the three months ended September 30, 2016, we updated our assumptions of fair value for the remaining real estate investments located in Asia and, as a result, we recognized an additional impairment charge of $7.3 million.

The following is a summary of completed and remaining dispositions of our real estate investments in Asia as of September 30, 2016. We expect to complete the transactions of our remaining real estate investments in Asia over the next several quarters and to recover our remaining net book value, after disposition costs, from sales of the remaining real estate investments located in Asia classified as held for sale as of September 30, 2016.

	Rental Properties		Land Parcels
	Number	RSF	Number	Acres	Sales Price
Completed dispositions as of September 30, 2016	—	—	2	28	$12,767
Completed dispositions in October 2016	6	566,355	2	109	39,590
Remaining assets held for sale (1)	2	634,328	2	59	53,600
Total	8	1,200,683	6	196	$105,957

(1)	Remaining assets held for sale consist of two operating properties located in China and two land parcels in India.

The fair value considered in our impairment of each investment was determined based on the following: (i) preliminary non-binding letters of intent, (ii) significant other observable inputs, including the consideration of certain local government land acquisition programs, and (iii) discounted cash flow analyses.

We evaluated whether our real estate investments in Asia met the criteria for classification as discontinued operations, including, among others, (i) if the properties meet the held for sale criteria, and (ii) if the sale of these assets represents a strategic shift that has or will have a major effect on our operations and financial results. In our assessment, we considered, among other factors, that our total revenue from properties located in Asia was approximately 1.5% of our total consolidated revenues. At the time of evaluation, we also noted total assets related to our investment in Asia were approximately 2.5% of our total assets. Consequently, we concluded that the monetization of our real estate investments in Asia did not represent a strategic shift that would have a major effect in our operations and financial results and, therefore, did not meet the criteria for classification as discontinued operations.

The following is a summary of net assets of our real estate investments in Asia that were classified as held for sale as of September 30, 2016 (in thousands):

	September 30, 2016		December 31, 2015
Total assets	$69,512		$218,816
Total liabilities	(23,790)		(11,304)
Total accumulated other comprehensive loss	40,870	(1)	41,118
Net assets classified as held for sale – Asia	$86,592		$248,630

(1)	Represents cumulative foreign currency translation losses related to our real estate investments located in Asia.

14.	Assets classified as held for sale (continued)

The following is a summary of operating information of our real estate investments in Asia, including, (i) eight operating properties aggregating 1.2 million RSF and land parcels aggregating 168 acres that were classified as held for sale as of September 30, 2016, and (ii) two land parcels and a development project in India that were sold subsequent to January 1, 2015, for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$3,493	$1,688	$10,009	$5,073
Operating expenses	(3,041)	(2,596)	(7,764)	(5,780)
	452	(908)	2,245	(707)
General and administrative expenses	(432)	(872)	(2,154)	(3,684)
Depreciation expense	—	(2,129)	(3,009)	(6,277)
Impairment of real estate	(7,326)	—	(190,424)	(14,510)
Net loss from assets classified as held for sale – Asia	$(7,306)	$(3,909)	$(193,342)	$(25,178)

15.	Subsequent events

In October 2016, we acquired the Torrey Ridge Science Center, a 294,993 RSF, three-building collaborative life science campus located in the heart of our Torrey Pines submarket of San Diego, for a purchase price of $182.5 million. The campus is 87.1% occupied and we expect an initial stabilized cash yield of 6.8% at stabilization in the first half of 2018 upon completion of near-term renewals/re-leasing of acquired below-market leases and the conversion of 75,953 RSF existing shell and office space into office/laboratory space.

In October 2016, we repurchased 1.5 million shares of our 7.00% Series D cumulative convertible preferred stock at an aggregate price of $52.8 million, or $36.07 per share. As of October 31, 2016 the par value of 7.00% Series D cumulative convertible preferred stock outstanding was $125.2 million.

In October 2016, we established a new “at the market” common stock offering program, which allows us to sell up to an aggregate of $600.0 million of our common stock. Under this program, we sold an aggregate of 1.4 million shares of common stock for gross proceeds of $150.0 million, or $104.28 per share, and net proceeds of approximately $147.7 million.

16.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015, the condensed consolidating statements of income and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc., on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of September 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$7,939,179	$—	$7,939,179
Investments in unconsolidated real estate JVs	—	—	133,580	—	133,580
Cash and cash equivalents	18,530	—	139,398	—	157,928
Restricted cash	107	—	16,299	—	16,406
Tenant receivables	—	—	9,635	—	9,635
Deferred rent	—	—	318,286	—	318,286
Deferred leasing costs	—	—	191,765	—	191,765
Investments	—	4,487	316,502	—	320,989
Investments in and advances to affiliates	7,521,833	6,848,858	139,428	(14,510,119)	—
Other assets	42,811	—	163,322	—	206,133
Total assets	$7,583,281	$6,853,345	$9,367,394	$(14,510,119)	$9,293,901
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$789,450	$—	$789,450
Unsecured senior notes payable	2,377,482	—	—	—	2,377,482
Unsecured senior line of credit	416,000	—	—	—	416,000
Unsecured senior bank term loans	746,162	—	—	—	746,162
Accounts payable, accrued expenses, and tenant security deposits	67,049	—	538,132	—	605,181
Dividends payable	66,510	—	195	—	66,705
Total liabilities	3,673,203	—	1,327,777	—	5,000,980
Redeemable noncontrolling interests	—	—	9,012	—	9,012
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,910,078	6,853,345	7,656,774	(14,510,119)	3,910,078
Noncontrolling interests	—	—	373,831	—	373,831
Total equity	3,910,078	6,853,345	8,030,605	(14,510,119)	4,283,909
Total liabilities, noncontrolling interests, and equity	$7,583,281	$6,853,345	$9,367,394	$(14,510,119)	$9,293,901

16.	Condensed consolidating financial information (continued)

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

Condensed Consolidating Statement of Income
for the Three Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$166,591	$—	$166,591
Tenant recoveries	—	—	58,681	—	58,681
Other income	1,077	91	7,852	(3,913)	5,107
Total revenues	1,077	91	233,124	(3,913)	230,379

Expenses:
Rental operations	—	—	72,002	—	72,002
General and administrative	15,568	—	4,199	(3,913)	15,854
Interest	21,318	—	4,532	—	25,850
Depreciation and amortization	1,722	—	75,411	—	77,133
Impairment of real estate	—	—	8,114	—	8,114
Loss on early extinguishment of debt	3,230	—	—	—	3,230
Total expenses	41,838	—	164,258	(3,913)	202,183

Equity in earnings of unconsolidated real estate JVs	—	—	273	—	273
Equity in earnings of affiliates	65,236	55,532	1,100	(121,868)	—
Income from continuing operations	24,475	55,623	70,239	(121,868)	28,469
Gain on sales of real estate – land parcels	—	—	90	—	90
Net income	24,475	55,623	70,329	(121,868)	28,559
Net income attributable to noncontrolling interests	—	—	(4,084)	—	(4,084)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	24,475	55,623	66,245	(121,868)	24,475
Dividends on preferred stock	(5,007)	—	—	—	(5,007)
Preferred stock redemption charge	(13,095)	—	—	—	(13,095)
Net income attributable to unvested restricted stock awards	(921)	—	—	—	(921)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$5,452	$55,623	$66,245	$(121,868)	$5,452

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$155,311	$—	$155,311
Tenant recoveries	—	—	56,119	—	56,119
Other income	3,355	(87)	8,025	(4,113)	7,180
Total revenues	3,355	(87)	219,455	(4,113)	218,610

Expenses:
Rental operations	—	—	68,846	—	68,846
General and administrative	13,511	—	5,745	(4,113)	15,143
Interest	20,470	—	7,209	—	27,679
Depreciation and amortization	1,799	—	66,154	—	67,953
Total expenses	35,780	—	147,954	(4,113)	179,621

Equity in earnings of unconsolidated real estate JVs	—	—	710	—	710
Equity in earnings of affiliates	71,954	63,964	1,259	(137,177)	—
Net income	39,529	63,877	73,470	(137,177)	39,699
Net income attributable to noncontrolling interests	—	—	(170)	—	(170)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	39,529	63,877	73,300	(137,177)	39,529
Dividends on preferred stock	(6,247)	—	—	—	(6,247)
Net income attributable to unvested restricted stock awards	(623)	—	—	—	(623)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$32,659	$63,877	$73,300	$(137,177)	$32,659

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Nine Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$486,505	$—	$486,505
Tenant recoveries	—	—	165,385	—	165,385
Other income	7,086	115	24,091	(10,638)	20,654
Total revenues	7,086	115	675,981	(10,638)	672,544

Expenses:
Rental operations	—	—	205,164	—	205,164
General and administrative	45,224	—	11,840	(10,638)	46,426
Interest	60,729	—	15,001	—	75,730
Depreciation and amortization	4,997	—	213,171	—	218,168
Impairment of real estate	—	—	193,237	—	193,237
Loss on early extinguishment of debt	3,230	—	—	—	3,230
Total expenses	114,180	—	638,413	(10,638)	741,955

Equity in losses of unconsolidated real estate JVs	—	—	(270)	—	(270)
Equity in earnings (losses) of affiliates	25,889	(6,282)	(98)	(19,509)	—
(Loss) income from continuing operations	(81,205)	(6,167)	37,200	(19,509)	(69,681)
Gain on sales of real estate – land parcels	—	—	90	—	90
Net (loss) income	(81,205)	(6,167)	37,290	(19,509)	(69,591)
Net income attributable to noncontrolling interests	—	—	(11,614)	—	(11,614)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(81,205)	(6,167)	25,676	(19,509)	(81,205)
Dividends on preferred stock	(16,388)	—	—	—	(16,388)
Preferred stock redemption charge	(25,614)	—	—	—	(25,614)
Net income attributable to unvested restricted stock awards	(2,807)	—	—	—	(2,807)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(126,014)	$(6,167)	$25,676	$(19,509)	$(126,014)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Nine Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$450,724	$—	$450,724
Tenant recoveries	—	—	154,107	—	154,107
Other income	9,890	(128)	17,014	(12,088)	14,688
Total revenues	9,890	(128)	621,845	(12,088)	619,519

Expenses:
Rental operations	—	—	192,319	—	192,319
General and administrative	38,960	—	17,647	(12,088)	44,519
Interest	57,494	—	20,089	—	77,583
Depreciation and amortization	4,515	—	184,529	—	189,044
Impairment of real estate	—	—	14,510	—	14,510
Loss on early extinguishment of debt	189	—	—	—	189
Total expenses	101,158	—	429,094	(12,088)	518,164

Equity in earnings of unconsolidated real estate JVs	—	—	1,825	—	1,825
Equity in earnings of affiliates	193,480	174,800	3,446	(371,726)	—
Income from continuing operations	102,212	174,672	198,022	(371,726)	103,180
Loss from discontinued operations	—	—	(43)	—	(43)
Net income	102,212	174,672	197,979	(371,726)	103,137
Net income attributable to noncontrolling interests	—	—	(925)	—	(925)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	102,212	174,672	197,054	(371,726)	102,212
Dividends on preferred stock	(18,740)	—	—	—	(18,740)
Net income attributable to unvested restricted stock awards	(1,736)	—	—	—	(1,736)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$81,736	$174,672	$197,054	$(371,726)	$81,736

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$24,475	$55,623	$70,329	$(121,868)	$28,559
Other comprehensive income (loss):
Unrealized losses on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	58	(38,679)	—	(38,621)
Reclassification adjustment for gains included in net income	—	(159)	(8,381)	—	(8,540)
Unrealized losses on available-for-sale equity securities, net	—	(101)	(47,060)	—	(47,161)

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains arising during the period	2,979	—	3	—	2,982
Reclassification adjustment for amortization of interest expense (income) included in net income	1,714	—	(12)	—	1,702
Unrealized gains (losses) on interest rate hedge agreements, net	4,693	—	(9)	—	4,684

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(1,322)	—	(1,322)
Reclassification adjustment for losses included in net income	—	—	3,779	—	3,779
Unrealized gains on foreign currency translation, net	—	—	2,457	—	2,457

Total other comprehensive income (loss)	4,693	(101)	(44,612)	—	(40,020)
Comprehensive income (loss)	29,168	55,522	25,717	(121,868)	(11,461)
Less: comprehensive income attributable to noncontrolling interests	—	—	(4,081)	—	(4,081)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$29,168	$55,522	$21,636	$(121,868)	$(15,542)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$39,529	$63,877	$73,470	$(137,177)	$39,699
Other comprehensive loss:
Unrealized losses on available-for-sale equity securities:
Unrealized holding losses arising during the period	—	(41)	(29,791)	—	(29,832)
Reclassification adjustment for gains included in net income	—	(117)	(4,851)	—	(4,968)
Unrealized losses on available-for-sale equity securities, net	—	(158)	(34,642)	—	(34,800)

Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(5,474)	—	—	—	(5,474)
Reclassification adjustment for amortization of interest expense included in net income	727	—	—	—	727
Unrealized losses on interest rate hedge agreements, net	(4,747)	—	—	—	(4,747)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(9,294)	—	(9,294)
Unrealized losses on foreign currency translation, net	—	—	(9,294)	—	(9,294)

Total other comprehensive loss	(4,747)	(158)	(43,936)	—	(48,841)
Comprehensive income	34,782	63,719	29,534	(137,177)	(9,142)
Less: comprehensive income attributable to noncontrolling interests	—	—	(71)	—	(71)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$34,782	$63,719	$29,463	$(137,177)	$(9,213)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(81,205)	$(6,167)	$37,290	$(19,509)	$(69,591)
Other comprehensive loss:
Unrealized losses on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	136	(70,191)	—	(70,055)
Reclassification adjustment for gains included in net income	—	(148)	(18,479)	—	(18,627)
Unrealized losses on available-for-sale equity securities, net	—	(12)	(88,670)	—	(88,682)

Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge (losses) gains arising during the period	(7,658)	—	3	—	(7,655)
Reclassification adjustment for amortization of interest expense (income) included in net income	3,737	—	(12)	—	3,725
Unrealized losses on interest rate hedge agreements, net	(3,921)	—	(9)	—	(3,930)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	842	—	842
Reclassification adjustment for losses included in net income	—	—	10,807	—	10,807
Unrealized gains on foreign currency translation, net	—	—	11,649	—	11,649

Total other comprehensive loss	(3,921)	(12)	(77,030)	—	(80,963)
Comprehensive loss	(85,126)	(6,179)	(39,740)	(19,509)	(150,554)
Less: comprehensive income attributable to noncontrolling interests	—	—	(11,587)	—	(11,587)
Comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(85,126)	$(6,179)	$(51,327)	$(19,509)	$(162,141)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$102,212	$174,672	$197,979	$(371,726)	$103,137
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale equity securities:
Unrealized holding (losses) gains arising during the period	—	(19)	54,023	—	54,004
Reclassification adjustment for gains included in net income	—	(76)	(2,427)	—	(2,503)
Unrealized (losses) gains on available-for-sale equity securities, net	—	(95)	51,596	—	51,501

Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(9,712)	—	—	—	(9,712)
Reclassification adjustment for amortization of interest expense included in net income	1,942	—	—	—	1,942
Unrealized losses on interest rate hedge agreements, net	(7,770)	—	—	—	(7,770)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses during the period	—	—	(17,072)	—	(17,072)
Reclassification adjustment for losses included in net income	—	—	9,236	—	9,236
Unrealized losses on foreign currency translation, net	—	—	(7,836)	—	(7,836)

Total other comprehensive (loss) income	(7,770)	(95)	43,760	—	35,895
Comprehensive income	94,442	174,577	241,739	(371,726)	139,032
Less: comprehensive income attributable to noncontrolling interests	—	—	(954)	—	(954)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$94,442	$174,577	$240,785	$(371,726)	$138,078

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net (loss) income	$(81,205)	$(6,167)	$37,290	$(19,509)	$(69,591)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,997	—	213,171	—	218,168
Loss on early extinguishment of debt	3,230	—	—	—	3,230
Gain on sales of real estate – land parcels	—	—	(90)	—	(90)
Impairment of real estate	—	—	193,237	—	193,237
Equity in losses of unconsolidated real estate JVs	—	—	270	—	270
Distributions of earnings from unconsolidated real estate JVs	—	—	286	—	286
Amortization of loan fees	5,826	—	2,966	—	8,792
Amortization of debt discounts (premiums)	353	—	(470)	—	(117)
Amortization of acquired below-market leases	—	—	(2,905)	—	(2,905)
Deferred rent	—	—	(30,679)	—	(30,679)
Stock compensation expense	19,007	—	—	—	19,007
Equity in (earnings) losses of affiliates	(25,889)	6,282	98	19,509	—
Investment gains	—	(566)	(28,155)	—	(28,721)
Investment losses	—	188	10,482	—	10,670
Changes in operating assets and liabilities:
Restricted cash	(16)	—	(262)	—	(278)
Tenant receivables	—	—	843	—	843
Deferred leasing costs	—	—	(21,621)	—	(21,621)
Other assets	(8,332)	—	(6,481)	—	(14,813)
Accounts payable, accrued expenses, and tenant security deposits	(35,351)	(592)	42,106	—	6,163
Net cash (used in) provided by operating activities	(117,380)	(855)	410,086	—	291,851

Investing Activities
Proceeds from sales of real estate	—	—	27,332	—	27,332
Additions to real estate	—	—	(638,568)	—	(638,568)
Purchase of real estate	—	—	(18,108)	—	(18,108)
Deposits for investing activities	—	—	(54,998)	—	(54,998)
Investments in unconsolidated real estate JVs	—	—	(6,924)	—	(6,924)
Investments in subsidiaries	(301,852)	(365,132)	(7,405)	674,389	—
Additions to investments	—	—	(68,384)	—	(68,384)
Sales of investments	—	1,174	34,121	—	35,295
Repayment of notes receivable	—	—	9,054	—	9,054
Net cash used in investing activities	$(301,852)	$(363,958)	$(723,880)	$674,389	$(715,301)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$215,330	$—	$215,330
Repayments of borrowings from secured notes payable	—	—	(234,096)	—	(234,096)
Proceeds from issuance of unsecured senior notes payable	348,604	—	—	—	348,604
Borrowings from unsecured senior line of credit	2,349,000	—	—	—	2,349,000
Repayments of borrowings from unsecured senior line of credit	(2,084,000)	—	—	—	(2,084,000)
Repayments of borrowings from unsecured bank term loans	(200,000)	—	—	—	(200,000)
Transfer to/from parent company	(69,139)	364,813	378,715	(674,389)	—
Payment of loan fees	(12,401)	—	(4,098)	—	(16,499)
Change in restricted cash related to financing activities	—	—	7,742	—	7,742
Repurchase of 7.00% Series D cumulative convertible preferred stock	(98,633)	—	—	—	(98,633)
Proceeds from the issuance of common stock	367,802	—	—	—	367,802
Dividends on common stock	(177,966)	—	—	—	(177,966)
Dividends on preferred stock	(17,487)	—	—	—	(17,487)
Financing costs paid for sale of noncontrolling interests	—	—	(8,093)	—	(8,093)
Contributions from and sale of noncontrolling interests	—	—	68,621	—	68,621
Distributions to and purchase of noncontrolling interests	—	—	(62,605)	—	(62,605)
Net cash provided by financing activities	405,780	364,813	361,516	(674,389)	457,720

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,440)	—	(1,440)

Net (decrease) increase in cash and cash equivalents	(13,452)	—	46,282	—	32,830
Cash and cash equivalents as of the beginning of period	31,982	—	93,116	—	125,098
Cash and cash equivalents as of the end of period	$18,530	$—	$139,398	$—	$157,928

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$58,062	$—	$758	$—	$58,820

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$23,023	$—	$23,023

Non-Cash Financing Activities:
Redemption of redeemable noncontrolling interests	$—	$—	$(5,000)	$—	$(5,000)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$102,212	$174,672	$197,979	$(371,726)	$103,137
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,515	—	184,529	—	189,044
Loss on early extinguishment of debt	189	—	—	—	189
Impairment of real estate	—	—	14,510	—	14,510
Equity in earnings of unconsolidated real estate JVs	—	—	(1,825)	—	(1,825)
Distributions of earnings from unconsolidated real estate JVs	—	—	740	—	740
Amortization of loan fees	5,717	—	2,631	—	8,348
Amortization of debt discounts (premiums)	243	—	(525)	—	(282)
Amortization of acquired below-market leases	—	—	(5,121)	—	(5,121)
Deferred rent	—	—	(34,421)	—	(34,421)
Stock compensation expense	12,922	—	—	—	12,922
Equity in earnings of affiliates	(193,480)	(174,800)	(3,446)	371,726	—
Investment gains	—	—	(22,368)	—	(22,368)
Investment losses	—	269	10,888	—	11,157
Changes in operating assets and liabilities:
Restricted cash	(28)	—	52	—	24
Tenant receivables	—	—	380	—	380
Deferred leasing costs	—	—	(47,725)	—	(47,725)
Other assets	(9,228)	—	(4,493)	—	(13,721)
Accounts payable, accrued expenses, and tenant security deposits	31,895	—	(472)	—	31,423
Net cash (used in) provided by operating activities	(45,043)	141	291,313	—	246,411

Investing Activities
Proceeds from sales of real estate	—	—	92,455	—	92,455
Additions to real estate	—	—	(362,215)	—	(362,215)
Purchase of real estate	—	—	(248,933)	—	(248,933)
Deposit for investing activities	—	—	(6,707)	—	(6,707)
Investments in unconsolidated real estate JVs	—	—	(7,979)	—	(7,979)
Investments in subsidiaries	(302,455)	(215,128)	(4,493)	522,076	—
Additions to investments	—	—	(67,965)	—	(67,965)
Sales of investments	—	6	39,584	—	39,590
Proceeds from repayment of notes receivable	—	—	4,264	—	4,264
Net cash used in investing activities	$(302,455)	$(215,122)	$(561,989)	$522,076	$(557,490)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2015
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$47,375	$—	$47,375
Repayments of borrowings from secured notes payable	—	—	(12,217)	—	(12,217)
Principal borrowings from unsecured senior line of credit	1,432,000	—	—	—	1,432,000
Repayments of borrowings from unsecured senior line of credit	(893,000)	—	—	—	(893,000)
Repayment of borrowings from unsecured senior bank term loan	(25,000)	—	—	—	(25,000)
Transfer to/from parent company	1,853	214,926	305,297	(522,076)	—
Change in restricted cash related to financing activities	—	—	(4,737)	—	(4,737)
Proceeds from the issuance of common stock	5,052	—	—	—	5,052
Payment of loan fees	(2,140)	—	(2,042)	—	(4,182)
Dividends on common stock	(162,280)	—	—	—	(162,280)
Dividends on preferred stock	(18,740)	—	—	—	(18,740)
Contributions by noncontrolling interests	—	—	340	—	340
Distributions to and purchase of noncontrolling interests	—	—	(62,973)	—	(62,973)
Net cash provided by financing activities	337,745	214,926	271,043	(522,076)	301,638

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(187)	—	(187)

Net (decrease) increase in cash and cash equivalents	(9,753)	(55)	180	—	(9,628)
Cash and cash equivalents as of the beginning of period	52,491	63	33,457	—	86,011
Cash and cash equivalents as of the end of period	$42,738	$8	$33,637	$—	$76,383

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$47,193	$—	$17,004	$—	$64,197

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$(7,305)	$—	$(7,305)
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(82,000)	$—	$(82,000)

Non-Cash Financing Activities:
Payable for purchase of noncontrolling interest	$(51,887)	$—	$—	$—	$(51,887)

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an urban office REIT uniquely focused on world-class collaborative science and technology campuses in AAA innovation cluster locations with a total market capitalization of $13.0 billion and an asset base in North America of 24.5 million square feet as of September 30, 2016. The asset base in North America includes 18.8 million RSF of operating properties and development and redevelopment projects (under construction or pre-construction) and 5.7 million square feet of future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria is known for our high-quality and diverse tenant base, with 54% of our total annualized base rent as of September 30, 2016, generated from investment-grade tenants. Among our top 20 tenants, 78% of our total annualized base rent as of September 30, 2016 was generated from investment-grade tenants. Alexandria has a longstanding and proven track record of developing Class A properties clustered in urban science and technology campuses that provide its innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return and long-term asset value based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A propertes clustered in urban campuses. These key urban campus locations are characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They represent highly desirable locations for tenancy by science and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, science, and technology relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate opportunities.

Executive summary

Key highlights:

Solid internal growth

•	Total revenues of $230.4 million, up 5.4%, for the three months ended September 30, 2016, compared to $218.6 million for the three months ended September 30, 2015;

•
Executed leases for 683,307 RSF during the three months ended September 30, 2016, solid leasing activity in light of minimal contractual lease expirations at the beginning of 2016 and a highly leased value-creation pipeline;

•
Rental rate increases of 28.2% and 16.2% (cash basis) during the three months ended September 30, 2016, for lease renewals and re-leasing of space aggregating 592,776 RSF (included in the 683,307 RSF above);

•	Same property net operating income growth of 5.3% and 6.1% (cash basis) for the three months ended September 30, 2016, compared to the three months ended September 30, 2015; and

•	54% of total annualized base rent from investment-grade tenants as of September 30, 2016.

Solid external growth; disciplined allocation of capital to visible, multiyear, highly leased value-creation pipeline

•	Deliveries of Class A properties in urban innovation clusters from our value-creation pipeline will increase net operating income by 35% over 2015:

Delivery Date	RSF	Leased %	Incremental Annual Net Operating Income
1H16	413,535	92%	$14 million
3Q16	590,260	98%	$41 million
4Q16	466,473	78%	$10 million to $15 million
2017-2018	1,987,948	73%	$130 million to $140 million
	3,458,216	81%	$195 million to $210 million

•	Key development and redevelopment projects placed into service during the three months ended September 30, 2016:

•
274,734 RSF, 97% leased to Sanofi and 255,743 RSF, 99% leased to bluebird bio, Inc. at 50 and 60 Binney Street, respectively; improvement of initial stabilized cash yield to 7.7% from 7.3% as initially disclosed;

•	59,783 RSF to Editas Medicine, Inc. at 11 Hurley Street; improvement of initial stabilized cash yield to 8.8% from 7.9% as initially disclosed;

•	Improvement of our initial yields on the deliveries above primarily due to significant reduction in total project costs.

Increased common stock dividend

•
Common stock dividend for the three months ended September 30, 2016, of $0.80 per common share, up three cents, or 4%, over the three months ended September 30, 2015; continuation of our strategy to share growth in cash flows from operating activities with our stockholders, while also retaining a significant portion for reinvestment.

Per share results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change		2016	2015	Change
Net income (loss) attributable to Alexandria’s common stockholders – diluted:
In Millions	$5.5	$32.7	$(27.2)	N/A	$(126.0)	$81.7	$(207.8)	N/A
Per Share	$0.07	$0.46	$(0.39)	N/A	$(1.69)	$1.14	$(2.83)	N/A
FFO attributable to Alexandria’s common stockholders – diluted, as adjusted:
In Millions	$107.6	$95.0	$12.6	13.2%	$305.8	$280.0	$25.8	9.2%
Per Share	$1.39	$1.33	$0.06	4.5%	$4.09	$3.92	$0.17	4.3%

Key items impacting net income (loss) attributable to Alexandria’s common stockholders:
	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except per share amounts)	2016	2015	2016	2015	2016	2015	2016	2015
	Amount		Per Share – Diluted		Amount		Per Share – Diluted
Impairment of:
Real estate – Asia	$7.3	$—	$0.09	$—	$190.4	$14.5	$2.56	$0.20
Real estate – North America	0.8	—	0.01	—	2.8	—	0.04	—
Non-real estate investment	3.1	—	0.04	—	3.1	—	0.04	—
Loss on early extinguishment of debt	3.2	—	0.04	—	3.2	0.2	0.04	—
Preferred stock redemption charge	13.1	—	0.17	—	25.6	—	0.34	—
Total	$27.5	$—	$0.35	$—	$225.1	$14.7	$3.02	$0.20
Weighted average shares of common stock outstanding – diluted (1)	77.4	71.5			74.5	71.4

(1)	Refer to the “Non-GAAP Measures” section within this Item 2 for a description of weighted-average shares – diluted.

Core operating metrics

•	Percentage of annualized base rent from investment-grade tenants as of September 30, 2016:

•	All tenants: 54%

•	Top 20 tenants: 78%

•	Percentage of annualized base rent from Class A properties as of September 30, 2016: 77%

•	Solid leasing activity, in light of minimal contractual lease expirations at the beginning of 2016 and a highly leased value-creation pipeline:

	3Q16	YTD 3Q16
Total leasing activity – RSF	683,307	1,888,691
Lease renewals and re-leasing of space:
Rental rate increases	28.2%	28.4%
Rental rate increases (cash basis)	16.2%	13.2%
RSF	592,776	1,458,386

•	Same property net operating income growth:

•	5.3% and 6.1% (cash basis) for the three months ended September 30, 2016, compared to the three months ended September 30, 2015

•	5.0% and 6.1% (cash basis) for nine months ended September 30, 2016, compared to the nine months ended September 30, 2015

•	Occupancy for operating properties in North America at 97.1% as of September 30, 2016

•	Operating margin at 69% for the three months ended September 30, 2016

•	Adjusted EBITDA margin at 67% for the three months ended September 30, 2016

External growth

Disciplined allocation of capital to value-creation pipeline

•	See “Key Highlights” of the “Executive Summary” within this Item 2 for information.

Timely funded strategic acquisition

•
In June 2016, we entered into a definitive agreement to acquire One Kendall Square, a 644,771 RSF, 98.5% occupied, seven-building collaborative science and technology campus in the east of our Cambridge urban innovation cluster submarket. The purchase price is $725.0 million, including the assumption of a $203.0 million secured note payable. We expect to obtain approval by the lender for the loan assumption and complete this acquisition in the fourth quarter of 2016. The acquisition is expected to be funded by our forward equity sales agreements through the issuance of 7.5 million shares of our common stock. See below for additional information.

•	This acquisition provides us with a significant opportunity to increase cash flows:

•	$47/RSF average below-market in-place annual rents (mix of office gross rents and lab triple net rents);

•	55% contractual lease expirations through 2019;

•	Conversion of significant portion of campus office space into office/laboratory space through redevelopment; and

•	Entitled land parcel for near-term ground-up development of an additional building aggregating 172,500 square feet.

Balance sheet

Improvement in balance sheet leverage and liquidity

•	$13.0 billion total market capitalization as of September 30, 2016;

•	$1.9 billion of liquidity as of September 30, 2016;

•	Net debt to Adjusted EBITDA
•Third quarter of 2016 annualized: 6.8x; 12 months ended September 30, 2016: 7.1x
•Target fourth quarter of 2016 annualized target range: 5.9x to 6.3x
•Goal: less than 6.0x;

•	3.6x fixed-charge coverage ratio for the third quarter of 2016 annualized and 12 months ended September 30, 2016;

•	Annualized target range of 3.5x to 4.0x for the fourth quarter of 2016;

•
Repurchased 1.1 million shares of our 7.00% Series D cumulative convertible preferred stock at an aggregate price of $39.3 million, or $36.31 per share, and recognized a preferred stock redemption charge of $13.1 million during the three months ended September 30, 2016;

•
Executed an offering, subject to forward equity sales agreements, to sell an aggregate of 7.5 million shares of common stock, including 975,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of our common stock, at a public offering price of $101.00 per share, subject to customary contractual price adjustments. Net proceeds, after issuance costs and underwriters’ discount, of $724.0 million, will be further adjusted as provided in the forward equity sales agreements. We expect to settle the forward sales agreements and receive proceeds from the common stock offering after the closing of One Kendall Square. Proceeds from this offering will be used to fund the acquisition of One Kendall Square located in East Cambridge, lower net debt to adjusted EBITDA by 0.3x, and fund construction;

•
Raised $323.7 million from (i) dispositions completed and under contract for $217.5 million, and (ii) commitment from our joint venture partner to fund construction primarily in 2016 aggregating $106.3 million related to the completed sale of a partial interest in 10290 Campus Point Drive. Refer to “Real Estate Asset Sales” within this Item 2 of this report for additional information;

•	Amended our unsecured senior line of credit and recognized a loss on early extinguishment of debt of $2.4 million related to the write-off of unamortized loan fees. Key changes are summarized below:

	Amended Agreement	Prior Agreement
Commitments	$1.65 billion	$1.5 billion
Interest rate	LIBOR+1.00%	LIBOR+1.10%
Maturity date	October 29, 2021	January 3, 2019

•
Completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, reducing the total outstanding balance from $600 million to $400 million, and recognized a loss on early extinguishment of debt of $869 thousand related to the write-off of unamortized loan fees during the three months ended September 30, 2016;

•	Executed two forward interest rate swap agreements, with notional aggregating $200 million at a fixed pay rate of 0.95%, that are effective on March 29, 2018;

•	Limited debt maturities through 2018 and well-laddered maturity profile;

•	Current and future value-creation pipeline was 12% of gross investments in real estate in North America as of September 30, 2016, with fourth quarter of 2016 target range from 10% to 12%; and

•	14% unhedged variable-rate debt as a percentage of total debt as of September 30, 2016.

LEED certifications

•	57% of total annualized base rent expected from Leadership in Energy and Environmental Design (“LEED”) certified projects upon completion of in-process projects.

Subsequent events in October 2016

•
Acquired the Torrey Ridge Science Center, a 294,993 RSF, three-building collaborative life science campus located in the heart of our Torrey Pines submarket of San Diego, for a purchase price of $182.5 million. The campus is 87.1% occupied, and we expect to achieve an initial stabilized yield (cash basis) of 6.8% at stabilization in the first half of 2018 upon completion of near-term renewals/re-leasing of acquired below-market leases and the conversion of 75,953 RSF existing shell and office space into office/laboratory space.

•
Repurchased 1.5 million shares of our 7.00% Series D stock cumulative convertible preferred stock at an aggregate price of $52.8 million, or $36.07 per share. As of October 31, 2016, the par value of 7.00% Series D stock outstanding was $125.2 million.

•
Filed an “at the market” common stock offering program, which allows us to sell up to an aggregate of $600.0 million of our common stock. Under this program, we sold an aggregate of 1.4 million shares of common stock for gross proceeds of $150.0 million, or $104.28 per share, and net proceeds of approximately $147.7 million.

Operating summary

Key real estate statistics

The following table presents information regarding our asset base, including unconsolidated real estate joint ventures, as of September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015
(RSF)
Operating properties	16,366,158	15,538,280
Development properties	1,987,939	2,761,428
Redevelopment properties	466,482	574,362
Total properties – North America	18,820,579	18,874,070

Number of properties – North America	189	191
Occupancy in North America at period-end – operating	97.1%	97.2%
Occupancy in North America at period-end – operating and redevelopment	94.4%	93.7%
Annualized base rent per occupied RSF – North America	$43.39	$41.17

Leasing

•
Executed a total of 127 leases, with a weighted-average lease term of 5.7 years, for 1,888,691 RSF, including 200,041 RSF related to our development and redevelopment projects during the nine months ended September 30, 2016, solid leasing activity in light of minimal contractual lease expirations at the beginning of 2016 and a highly leased value-creation pipeline;

•
Achieved rental rate increases of 28.4% and 13.2% (cash basis) for lease renewals and re-leasing of space aggregating 1,458,386 RSF (included in 1,888,691 RSF above) during the nine months ended September 30, 2016; and

•	Increased the occupancy percentage for operating properties in North America by 90 bps to 97.1% since September 30, 2015

Approximately 66% of the 127 leases executed during the nine months ended September 30, 2016, did not include concessions for free rent. During the nine months ended September 30, 2016, we granted tenant concessions/free rent averaging 1.5 months with respect to the 1,888,691 RSF leased.

The following table summarizes our leasing activity at our properties:

	Three Months Ended		Nine Months Ended			Year Ended
	September 30, 2016		September 30, 2016			December 31, 2015
	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars are per RSF)
Leasing activity:
Renewed/re-leased space (1)
Rental rate changes	28.2%	16.2%	28.4%		13.2%	19.6%	9.9%
New rates	$50.13	$47.75	$48.15		$45.77	$35.70	$35.97
Expiring rates	$39.11	$41.10	$37.49		$40.45	$29.84	$32.73
Rentable square footage	592,776		1,458,386			2,209,893
Number of leases	30		87			146
Tenant improvements/leasing commissions	$17.56		$14.95			$10.02
Average lease terms	5.3 years		4.9 years			4.7 years

Developed/redeveloped/previously vacant space leased
New rates	$34.09	$33.67	$45.07		$42.90	$55.24	$50.65
Rentable square footage	90,531		430,305			2,762,149
Number of leases	10		40			72
Tenant improvements/leasing commissions	$10.36		$20.94			$19.63
Average lease terms	6.0 years		8.2 years			11.9 years

Leasing activity summary (totals):
New rates	$48.01	$45.89	$47.45		$45.12	$46.55	$44.13
Rentable square footage	683,307		1,888,691	(2)		4,972,042
Number of leases	40		127			218
Tenant improvements/leasing commissions	$16.60		$16.32			$15.36
Average lease terms	5.4 years		5.7 years			8.7 years

Lease expirations: (1)
Expiring rates	$38.28	$40.13	$35.73		$38.39	$28.32	$30.80
Rentable square footage	641,536		1,735,995			2,801,883
Number of leases	42		114			197

Leasing activity includes 100% of results for properties managed by us. Refer to the “Non-GAAP Measures” section within this Item 2 for a description of the basis used to compute the measures above.

(1)	Excludes 17 month-to-month leases for 22,622 RSF and 16 month-to-month leases for 30,810 RSF as of September 30, 2016, and December 31, 2015, respectively.

(2)	During the nine months ended September 30, 2016, we granted tenant concessions/free rent averaging 1.5 months with respect to the 1,888,691 RSF leased.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties in North America as of September 30, 2016:

Year	Number of Leases		RSF		Percentage of Aggregate Total RSF		Annualized Base Rent (per RSF)		Percentage of Total Annualized Base Rent

2016	17	(1)	340,121	(1)	2.1%	(1)	$41.85	(1)	2.1%	(1)
2017	60		798,881		5.0%		$29.15		3.4%
2018	102		2,024,045		12.7%		$40.82		12.2%
2019	78		1,470,077		9.2%		$37.46		8.1%
2020	70		1,632,317		10.3%		$37.56		9.1%
2021	65		1,544,980		9.7%		$40.25		9.2%
2022	40		1,107,982		7.0%		$40.81		6.7%
2023	27		1,399,841		8.8%		$41.89		8.7%
2024	18		1,002,501		6.3%		$46.36		6.9%
2025	13		411,767		2.6%		$43.98		2.7%
Thereafter	43		4,146,877		26.1%		$50.63		31.0%

Leasing expirations include 100% of the RSF for properties managed by us in North America.

(1)	Excludes 17 month-to-month leases for 22,622 RSF.

The following tables present information by market with respect to our lease expirations in North America as of September 30, 2016, for the remainder of 2016 and all of 2017:

	2016 Contractual Lease Expirations						Annualized Base Rent (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases		Total (1)
Market
Greater Boston	19,823	615	—	15,000		35,438	$42.16
San Francisco	32,834	—	—	—		32,834	26.36
New York City	—	—	—	10,326		10,326	N/A
San Diego	—	31,813	—	147,624	(2)	179,437	44.08
Seattle	—	6,235	—	—		6,235	31.24
Maryland	2,618	15,522	—	16,452		34,592	22.81
Research Triangle Park	—	6,104	—	—		6,104	19.67
Non-cluster markets	35,155	—	—	—		35,155	20.90
Total	90,430	60,289	—	189,402		340,121	$41.85
Percentage of expiring leases	27%	18%	—%	55%		100%

	2017 Contractual Lease Expirations						Annualized Base Rent (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases		Total
Market
Greater Boston	17,857	34,415	—	160,136	(3)	212,408	$39.85
San Francisco	18,207	22,457	—	8,514		49,178	30.64
New York City	—	—	—	6,936		6,936	N/A
San Diego	—	18,282	—	179,393	(4)	197,675	29.12
Seattle	30,093	—	—	25,262		55,355	45.21
Maryland	—	2,354	—	93,224		95,578	19.11
Research Triangle Park	37,853	42,592	—	94,716		175,161	13.92
Non-cluster markets	—	—	—	6,590		6,590	15.05
Total	104,010	120,100	—	574,771		798,881	$29.15
Percentage of expiring leases	13%	15%	—%	72%		100%

Leasing expirations include 100% of the RSF for properties managed by us in North America.

(1)	Excludes 17 month-to-month leases for 22,622 RSF.

(2)
Includes 125,409 RSF leased to Eli Lilly and Company at 10300 Campus Point Drive with a contractual expiration in the fourth quarter of 2016. This tenant will relocate and expand into 304,326 RSF at our recently acquired redevelopment project at 10290 Campus Point Drive. We are in the process of evaluating the potential redevelopment of the 125,409 RSF upon rollover, which would include a conversion of a portion of the space from office to laboratory and a conversion from single-tenant space to multi-tenant space.

(3)	Includes 142,953 RSF located in our Cambridge submarket. Additionally, the largest contractual lease expiration is approximately 47,000 RSF.

(4)	Includes one lease for 109,780 RSF with annualized base rent per RSF of $22.72. We are in early negotiations for renewal.

Cash Flows from High-Quality, Diversified, and Innovative Tenants

Top 20 Tenants
Annualized Base Rent from Investment-Grade Tenants	Long Remaining Lease Term
78%	8.6 Years

All Tenants
Total Annualized Base Rent from Investment-Grade Tenants
54%

High-Quality Tenant Base

Public Biotechnology
29%
Multinational Pharmaceutical
22%
20%
Life Science Product, Service, and Device
19%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
7%
3%
Private Biotechnology
Office and Tech Office (1)

(1)	Office and tech office space represent 2.7% and 0.6% of total annualized base rent, respectively.

High-Quality Cash Flows from Class A Properties in AAA Locations

Key Locations
Class A Properties in AAA Locations

San Francisco
18%
New York City
9%
San Diego
15%
Greater Boston
40%
5%
Seattle
8%
Maryland
2%
3%
Research Triangle Park
Other Submarkets

77%
of ARE’s Total Annualized Base Rent
% of ARE’s Total Annualized Base Rent
Solid Demand for Class A Properties in AAA Locations Drives Solid Occupancy

Occupancy of Operating Properties Across Key Locations as of September 30, 2016
Solid Historical Occupancy (1)

97.1%
98.3%
99.8%
95.0%
93.0%
98.4%
97.4%
98.7%
North America
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle Park

95%
Over 10 Years

(1)	Average occupancy of operating properties in North America as of December 31 for the last 10 years, and as of September 30, 2016.

Locations of properties in North America

The locations of our properties are diversified among a number of science and technology cluster markets. The following table sets forth, as of September 30, 2016, the total RSF, number of properties, and annualized base rent in North America of our properties by market (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annualized Base Rent
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	5,103,840	531,875	—	5,635,715	30%	42	$276,788	40%	$55.15
San Francisco	2,786,476	872,980	—	3,659,456	19	29	126,424	18	45.46
New York City	727,674	—	—	727,674	4	2	59,641	9	86.30
San Diego	3,189,091	295,278	466,482	3,950,851	21	50	100,733	15	33.96
Seattle	747,809	287,806	—	1,035,615	6	11	33,930	5	46.11
Maryland	2,085,196	—	—	2,085,196	11	28	51,310	8	25.27
Research Triangle Park	1,043,726	—	—	1,043,726	6	15	23,532	3	22.84
Canada	322,967	—	—	322,967	2	4	7,424	1	23.14
Non-cluster markets	268,689	—	—	268,689	1	6	6,230	1	26.28
Properties held for sale	90,690	—	—	90,690	—	2	1,479	—	—
North America	16,366,158	1,987,939	466,482	18,820,579	100%	189	$687,491	100%	$43.39

RSF, number of properties, and annualized base rent amounts include 100% of the properties managed by us in North America.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating assets and our assets under redevelopment in each of our North America markets as of the following dates:

	Operating Properties			Operating and Redevelopment Properties
Market	9/30/16	6/30/16	9/30/15	9/30/16	6/30/16	9/30/15
Greater Boston	98.3%	97.9%	95.7%	98.3%	96.6%	94.4%
San Francisco	99.8	100.0	100.0	99.8	100.0	100.0
New York City	95.0	94.6	99.6	95.0	94.6	99.6
San Diego	93.0	93.8	94.9	81.1	81.8	82.4
Seattle	98.4	99.1	98.6	98.4	99.1	98.6
Maryland	97.4	96.4	95.6	97.4	96.4	95.6
Research Triangle Park	98.7	98.3	91.6	98.7	98.3	91.6
Subtotal	97.3	97.2	96.3	94.4	93.9	93.1
Canada	99.3	99.3	99.3	99.3	99.3	99.3
Non-cluster markets	88.2	88.2	71.9	88.2	88.2	71.9
North America	97.1%	97.0%	96.2%	94.4%	93.9%	93.0%

Occupancy includes 100% of the properties managed by us in North America.

Tenants
Top 20 Tenants: 78% of Annualized Base Rent from Investment-Grade Tenants

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 4.6% of our annualized base rent. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annualized base rent as of September 30, 2016 (dollars in thousands):

		Remaining Lease Term in Years (1)		Aggregate RSF		Annualized Base Rent		Percentage of Aggregate Annualized Base Rent
									Investment-Grade Ratings
	Tenant								Moody’s	S&P
1	Illumina, Inc.	13.7		891,495		$31,301		4.6%	—	BBB
2	ARIAD Pharmaceuticals, Inc. / IBM Watson Health (2)	13.5		386,111		30,051		4.4	—	—
3	Novartis AG	1.6	(3)	406,040	(3)	25,219	(3)	3.7	Aa3	AA-
4	Sanofi	11.2		446,975		25,162		3.7	A1	AA
5	bluebird bio, Inc.	9.3		337,528		23,578		3.4	—	—
6	New York University	13.8		209,224		20,566		3.0	Aa3	AA-
7	Dana-Farber Cancer Institute, Inc.	13.8		254,130		19,612		2.9	A1	—
8	Eli Lilly and Company	6.6		287,924		19,452		2.8	A2	AA-
9	Amgen Inc.	7.4		473,369		17,758		2.6	Baa1	A
10	Roche	4.0		343,861		16,517		2.4	A1	AA
11	Celgene Corporation	6.5		350,797		15,071		2.2	Baa2	BBB+
12	United States Government	8.7		263,147		14,697		2.1	Aaa	AA+
13	FibroGen, Inc.	7.1		234,249		14,198		2.1	—	—
14	Biogen Inc.	12.0		305,212		13,278		1.9	Baa1	A-
15	Massachusetts Institute of Technology	3.9		233,620		12,409		1.8	Aaa	AAA
16	Bristol-Myers Squibb Company	2.4		251,316		10,743		1.6	A2	A+
17	The Regents of the University of California	6.9		233,527		10,691		1.6	Aa2	AA
18	GlaxoSmithKline plc	2.7		249,278		10,428		1.5	A2	A+
19	Pfizer Inc.	4.8		172,205		9,700		1.4	A1	AA
20	Alnylam Pharmaceuticals, Inc.	5.0		129,424		7,314		1.1	—	—
	Total/weighted average	8.6		6,459,432		$347,745		50.8%

Annualized base rent and RSF amounts include 100% of the properties managed by us in North America.

(1)	Based on percentage of aggregate annualized base rent in effect as of September 30, 2016.

(2)
IBM Watson Health, a digital health venture of IBM, currently subleases 163,186 RSF at 75 Binney Street with an initial lease term of 10 years. IBM holds investment-grade ratings of Aa3 (Moody’s) and AA- (S&P).

(3)
As of September 30, 2016, all of the leases in North America with Novartis AG are in our Cambridge submarket. As of September 30, 2016, 53,991 RSF has been leased to other tenants and an additional 302,626 RSF was under negotiation. Excludes leases aggregating 93,820 RSF for properties in India sold in October 2016.

Value-creation projects and external growth

Incremental annual net operating income from development and redevelopment projects

Delivery Date	RSF	Leased %	Initial Stabilized Cash Yield	Incremental Annual Net Operating Income (1)
1H16	0.4M	92%	7.1%	$14M
3Q16	0.6M	98%	7.8%	$41M
4Q16	0.5M	78%	6.9%	$10M to $15M
2017-2018	2.0M	73%	TBD	$130M to $140M
	3.5M	**81%**		**$195M to $210M**

(1)
Represents incremental annual net operating income upon stabilization of our development and redevelopment projects, including our share of real estate joint venture projects. RSF and percentage leased represent 100% of each property.

Key real estate metrics as of September 30, 2016

2016 Disciplined Allocation of Capital (1)		Value-Creation Pipeline
97% Allocated to Urban Innovation Submarkets		Development/Redevelopment of Class A Properties

Mission Bay/SoMa
San Francisco
14%
Manhattan
New York
1%
Cambridge
Greater Boston
57%
19%
Torrey Pines
University Town Center
San Diego
6%
South Lake Union
Seattle
Other
3%

		In-Process	Future Growth Opportunities (2)
		2.5M	6.9M
		RSF	RSF

Pre-Leased Percentage: 5.1 million RSF of Ground-Up Developments since January 1, 2009 (3)		Ground-Up Developments Commenced and Delivered since January 1, 2009

Single-Tenant 100% Pre-Leased 2.6M RSF	Multi-Tenant 38% Pre-Leased 2.5M RSF	Average Initial Stabilized Yield 8.0%	Average Initial Stabilized Yield (Cash Basis) 7.7%

(1)
Represents projected construction and acquisitions for the year ending December 31, 2016, including the acquisition of One Kendall Square located in our Cambridge submarket, which we expect to close in the fourth quarter of 2016.

(2)    Includes acquisitions under contract at 88 Bluxome Street, located in our Mission Bay/SoMa submarket, and One Kendall Square, located in our Cambridge submarket.

(3)	Represents average pre-leased percentage at the commencement of vertical aboveground construction.

Sustainability

Focus on Sustainability, Operating Efficiency, and Health & Wellness

As a Platinum Member of the U.S. Green Building Council, Alexandria is a recognized industry partner that pursues and promotes resource-efficient and healthy business practices that enhance performance for its innovative tenants.

SUSTAINABILITY[1]

48 LEADERSHIP IN ENERGY AND ENVIRONMENTAL DESIGN CERTIFIED PROJECTS

8 MILLION RSF

57 % OF ARE'S TOTAL ANNUALIZED BASE RENT

4	29	15
PLATINUM	GOLD	SILVER

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
FARM

ORGANIC GARDENS supply produce to many of our on-site restaurants

CUTTING-EDGE FITNESS CENTERS with personal trainers and an array of classes

(1) Upon completion of 19 in-process Leadership in Energy and Environmental Design certification projects.

Investments in real estate

Our investments in real estate consisted of the following as of September 30, 2016 (dollars in thousands, except per square foot amounts):

	Investments in Real Estate		Total Square Feet	Per Square Foot
		%
Investments in real estate:
Rental properties	$8,244,953	88%	16,052,751	$514

Development and redevelopment projects:
Projects to be delivered in the fourth quarter of 2016	237,514	2	366,081	649
Projects to be delivered in 2017 and 2018	638,203	7	1,564,968	408
Development and redevelopment projects	875,717	9	1,931,049	453

Rental properties and development/redevelopment projects	9,120,670		17,983,800	507
Future value-creation projects	238,728	3	5,678,707	42

Value-creation pipeline	1,114,445	12	7,609,756	146
Gross investments in real estate – North America	9,359,398	100%	23,662,507	396

Less: accumulated depreciation	(1,473,064)
Net investments in real estate – North America	7,886,334
Net investments in real estate – Asia	52,845
Investments in real estate	$7,939,179

Refer to “Joint Ventures Financial Information” section within this Item 2 for information on our investment in unconsolidated real estate joint ventures.

Development, redevelopment, and future value-creation projects

A key component of our business model is our disciplined allocation of capital to Class A development and redevelopment projects located in world-class collaborative science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable space to meet the real estate requirements of, and are reusable by, a wide range of tenants. A significant number of our active development and redevelopment projects are highly leased and expected to be substantially delivered in the near future. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns. Deliveries of Class A properties in urban innovation clusters from our value-creation pipeline will increase net operating income by 35% over 2015:

Delivery Date	RSF	Leased %	Incremental Annual Net Operating Income
1H16	413,535	92%	$14 million
3Q16	590,260	98%	$41 million
4Q16	466,473	78%	$10 million to $15 million
2017-2018	1,987,948	73%	$130 million to $140 million
	3,458,216	81%	$195 million to $210 million

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

As of September 30, 2016, we had nine ground-up development projects, including two unconsolidated real estate joint venture development projects, and two redevelopment projects under construction in North America. The projects at completion will aggregate 2.9 million RSF, of which 416,345 RSF has been completed and was in service as of September 30, 2016. As of September 30, 2016, we had $238.7 million of future value-creation projects supporting an aggregate of 5.7 million square feet of ground-up development in North America.

During the nine months ended September 30, 2016, we commenced the following projects:

•	150,000 RSF development at 505 Brannan Street in our Mission Bay/SoMa submarket, which is 100% leased to Pinterest, Inc., with an initial occupancy date in the second half of 2017.

•
Development of an additional building at 3215 Merryfield Row aggregating 170,523 RSF at our ARE Spectrum project; 100% leased to Vertex Pharmaceuticals, Inc., with an initial occupancy date in the second half of 2017.

•
Development of a parking structure with 1,280 spaces located at 5200 Illumina Way in our University Town Center submarket; 100% leased to Illumina, Inc., with an initial occupancy date in the second half of 2017.

Our initial stabilized yield is calculated as the quotient of the estimated amounts of net operating income upon stabilization and our investment in the property and excludes the impact of leverage. Our cash rents related to our value-creation projects are expected to increase over time, and our average cash yields are expected, in general, to be greater than our initial stabilized yields (cash basis). Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs. Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term (s) of the lease(s), calculated on a straight-line basis. Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed and excludes significant non-cash items from our investment primarily related to purchase accounting adjustments for acquired above- and below-market leases and acquired debt. Average cash yield reflects cash rents, including contractual rent escalations after initial rental concessions have elapsed, calculated on a straight-line basis and excludes significant non-cash items from our investment primarily related to purchase accounting adjustments for acquired above- and below-market leases and acquired debt.

External growth – value-creation development and redevelopment projects placed into service during 2016

The following table presents value-creation development projects, including our unconsolidated real estate joint ventures, placed into service during the nine months ended September 30, 2016 (dollars in thousands):

			RSF in Service						% of Project in Service					Unlevered Yields
	Our Ownership Interest			Placed into Service 2016						Total Project				Average Cash		Initial Stabilized Cash Basis		Initial Stabilized
Property/Market/Submarket		Date Delivered	Prior to 1/1/16	First Quarter	Second Quarter		Third Quarter	Total		Leased	Negotiating	Investment
Consolidated development projects
50/60 Binney Street/ Greater Boston/ Cambridge	100%	9/30/16	—	—	—		530,477	530,477	100%	98%	—%	$474,000	(1)	8.6%	(1)(2)	7.7%	(1)(2)	7.9%	(1)(2)
430 East 29th Street/ New York City/Manhattan	100%	Various	354,261	1,783	62,595	(3)	—	418,639	100%	92%	4%	$471,000	(1)	7.6%	(1)	7.0%	(1)	7.1%	(1)
5200 Illumina Way, Building 6/ San Diego/University Town Center	100%	6/20/16	—	—	295,609		—	295,609	100%	100%	—%	$68,000	(1)	8.8%	(1)	7.2%	(1)	8.6%	(1)

Consolidated redevelopment projects
11 Hurley Street/ Greater Boston/Cambridge	100%	9/29/16	—	—	—		59,783	59,783	100%	100%	—%	$36,500	(1)	9.8%	(1)(2)	8.8%	(1)(2)	9.7%	(1)(2)

Unconsolidated real estate joint venture development project
360 Longwood Avenue/ Greater Boston/Longwood Medical Area	27.5%	Various	259,859	2,508	51,040		—	313,407	76%	76%	—%	$108,965		8.2%	(4)	7.3%	(4)	7.8%	(4)
			614,120	4,291	409,244		590,260	1,617,915

(1)	Below is our originally disclosed investment and yields for development and redevelopment projects placed into service during 2016:

		Unlevered Yields
Property	Investment	Average Cash	Initial Stabilized Cash Basis	Initial Stabilized
50/60 Binney Street	$500,000	8.1%	7.3%	7.4%
430 East 29th Street	$463,200	7.1%	6.6%	6.5%
5200 Illumina Way, Building 6	$69,900	8.6%	7.0%	8.4%
11 Hurley Street	$41,000	8.8%	7.9%	8.6%

(2)	Improvement of our initial yields is primarily due to significant reduction in total project costs.

(3)	Includes 34,017 RSF delivered vacant during the three months ended June 30, 2016.

(4)	Consistent with previously disclosed estimated yields.

External growth – value-creation development and redevelopment projects placed into service during 2016 (continued)

50 Binney Street	60 Binney Street	430 East 29th Street
Greater Boston/Cambridge	Greater Boston/Cambridge	New York City/Manhattan
274,734 RSF	255,743 RSF	418,639 RSF
Sanofi Genzyme	bluebird bio, Inc.	Roche/New York University/Others

5200 Illumina Way, Building 6	11 Hurley Street	360 Longwood Avenue
San Diego/University Town Center	Greater Boston/Cambridge	Greater Boston/Longwood Medical Area
295,609 RSF	59,783 RSF	313,407 RSF
Illumina, Inc.	Editas Medicine, Inc.	Dana-Farber Cancer Institute, Inc. The Children’s Hospital Corporation

Highly leased projects expected to be placed into service in the fourth quarter of 2016

The following tables set forth our consolidated and unconsolidated development and redevelopment projects to be placed into service in the fourth quarter of 2016 (dollars in thousands):

	Dev/ Redev	Project RSF			Percentage		Total Leased/Negotiating		Project Start	Occupancy
Property/Market/Submarket		In Service	CIP	Total	Leased	Negotiating	RSF	%		Initial	Stabilized
Consolidated projects
4796 Executive Drive/San Diego/University Town Center	Dev	—	61,755	61,755	100%	—%	61,755	100%	4Q15	4Q16	4Q16
10290 Campus Point Drive/San Diego/University Town Center	Redev	—	304,326	304,326	100%	—%	304,326	100%	3Q15	4Q16	4Q16
		—	366,081	366,081	100%	—%	366,081	100%
Unconsolidated joint venture projects
360 Longwood Avenue/Greater Boston/Longwood Medical Area	Dev	313,407	100,392	413,799	76%	—%	313,407	76%	2Q12	3Q14	4Q16	(1)
		313,407	466,473	779,880	87%	—%	679,488	87%

					Cost to Complete Funded By				Unlevered Yields
Property/Market/Submarket	Our Ownership Interest						Total at Completion		Average Cash		Initial Stabilized Cash Basis		Initial Stabilized
			In Service	CIP	ARE	JV Partner
Consolidated projects
4796 Executive Drive/San Diego/University Town Center	100%		$—	$32,257	$9,943	$—	$42,200		7.7%		6.8%		7.1%
10290 Campus Point Drive/San Diego/University Town Center	55%	(3)	—	205,257	—	16,743	222,000	(2)	7.6%	(2)	6.8%	(2)	7.0%	(2)
			$—	$237,514	$9,943	$16,743	$264,200
Unconsolidated joint venture projects
360 Longwood Avenue/Greater Boston/Longwood Medical Area	27.5%		$72,989	$23,435	$12,541	$—	$108,965	(4)	8.2%	(4)	7.3%	(4)	7.8%	(4)

4796 Executive Drive	10290 Campus Point Drive	360 Longwood Avenue
San Diego/University Town Center	San Diego/University Town Center	Greater Boston/Longwood Medical Area
61,755 RSF	304,326 RSF	100,392 RSF
Otonomy, Inc.	Eli Lilly and Company	Dana-Farber Cancer Institute, Inc. The Children’s Hospital Corporation

(1)	We expect to place the project into service in the fourth quarter of 2016 with 100,392 RSF of remaining space to lease. Our ownership interest in this project is 27.5%.

(2)
Development management fees earned from these projects have been excluded from our estimate of unlevered yields. Project cost at completion represents 100% of the project, including cost incurred directly by us outside of the real estate joint venture. Our unlevered yields are based upon our share of the investment in real estate, including costs incurred directly by us outside of the real estate joint venture. The RSF related to the project in the table above represents 100% of the project RSF.

(3)	Represents our ownership percentage upon completion of the project in 4Q16. As of September 30, 2016, our ownership percentage was 64.4%.

(4)	Our project cost at completion and unlevered yields are based upon our share of the investment in real estate, including costs incurred directly by us outside of the real estate joint venture.

Projects expected to be placed into service in 2017 and 2018

The following tables set forth our consolidated and unconsolidated development and redevelopment projects expected to be placed into service in 2017 and 2018, as of September 30, 2016 (dollars in thousands):

	Dev/ Redev	Project RSF			Percentage		Total Leased/Negotiating			Project Start	Occupancy
Property/Market/Submarket		In Service	CIP	Total	Leased	Negotiating	RSF	%			Initial	Stabilized
Consolidated projects
100 Binney Street/Greater Boston/Cambridge	Dev	—	431,483	431,483	48%	31%	341,556	79%		3Q15	4Q17	2017
510 Townsend Street/San Francisco/Mission Bay/SoMa	Dev	—	300,000	300,000	100%	—%	300,000	100%		3Q15	3Q17	2017
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	Dev	—	150,000	150,000	100%	—%	150,000	100%		1Q16	2H17	2017
400 Dexter Avenue North/Seattle/Lake Union	Dev	—	287,806	287,806	62%	33%	272,675	95%	(1)	2Q15	1Q17	2018
ARE Spectrum/San Diego/Torrey Pines	Dev	102,938	233,523	336,461	90%	7%	327,529	97%		2Q16	2H17	2017
9625 Towne Centre Drive/San Diego/University Town Center	Redev	—	162,156	162,156	—%	100%	162,156	100%		3Q15	1Q17	2017
5200 Illumina Way, Parking Structure/San Diego/University Town Center	Dev	N/A	N/A	N/A	100%	—%	N/A	100%		2Q16	2H17	2017
		102,938	1,564,968	1,667,906	68%	25%	1,553,916	93%
Unconsolidated joint venture projects
1455/1515 Third Street/San Francisco/Mission Bay/SoMa	Dev	—	422,980	422,980	100%	—%	422,980	100%		3Q14	2Q/3Q18	2018
		102,938	1,987,948	2,090,886	75%	20%	1,976,896	95%

				Cost to Complete Funded By			Unlevered Yields
Property/Market/Submarket	Our Ownership Interest					Total at Completion	Average Cash	Initial Stabilized Cash Basis	Initial Stabilized
		In Service	CIP	ARE	JV Partner
Consolidated projects
100 Binney Street/Greater Boston/Cambridge	100%	$9,958	$232,795	$292,247	$—	$535,000	7.9%	7.0%	7.7%
510 Townsend Street/San Francisco/Mission Bay/SoMa	100%	—	107,682	130,318	—	238,000	7.9%	7.0%	7.2%
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	99.4%	—	52,621	88,379	—	141,000	8.6%	7.0%	8.2%
400 Dexter Avenue North/Seattle/Lake Union	100%	—	112,670	119,330	—	232,000	7.3%	6.9%	7.2%
ARE Spectrum/San Diego/Torrey Pines	100%	64,915	95,105	117,980	—	278,000	6.9%	6.1%	6.4%
9625 Towne Centre Drive/San Diego/University Town Center	100%	—	24,857	TBD	—	TBD	(2)	(2)	(2)
5200 Illumina Way, Parking Structure/San Diego/University Town Center	100%	—	12,473	57,527	—	70,000	7.0%	7.0%	7.0%
		$74,873	$638,203	TBD	$—	TBD
Unconsolidated joint venture projects
1455/1515 Third Street/San Francisco/Mission Bay/SoMa	51.0%	$10,787	$75,203	TBD	TBD	TBD	(2)	(2)	(2)

(1)	Remaining 5% of RSF represents retail space. Retail space is generally leased closer to completion of the building.

(2)	The design and budget of these projects are in process, and the estimated project costs with related yields will be disclosed in the future.

Projects expected to be placed into service in 2017 and 2018 (continued)

100 Binney Street	510 Townsend Street	505 Brannan Street, Phase I	400 Dexter Avenue North
Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	San Francisco/Mission Bay/SoMa	Seattle/Lake Union
431,483 RSF	300,000 RSF	150,000 RSF	287,806 RSF
Bristol-Myers Squibb Company	Stripe, Inc.	Pinterest, Inc.	Juno Therapeutics, Inc.

ARE Spectrum	9625 Towne Centre Drive	1455/1515 Third Street
San Diego/Torrey Pines	San Diego/University Town Center	San Francisco/Mission Bay/SoMa
233,523 RSF	162,156 RSF	422,980 RSF
Celgene Corporation The Medicines Company Vertex Pharmaceuticals Incorporated	Negotiating	Uber Technologies, Inc.

Future value-creation projects in North America

The following table summarizes the key information for our future value-creation projects in North America as of September 30, 2016 (dollars in thousands, except per SF amounts):

					Square Feet
Property/Submarket	Our Interest		Book Value		Owned	Pending	Per SF (1)
Key future projects:
Greater Boston
One Kendall Square/Cambridge	100%		$—	(2)	—	172,500	$—
Alexandria Technology Square®/Cambridge	100%		7,787		100,000	—	78
San Francisco
88 Bluxome Street/Mission Bay/SoMa	100%		—	(2)	—	1,070,925	—
505 Brannan Street, Phase II/Mission Bay/SoMa	99.4%		13,430		165,000	—	81
Grand Avenue/South San Francisco	100%	(3)	47,240		521,791	—	91
560 Eccles Avenue/South San Francisco (4)	100%		17,655		144,000	—	123
New York
East 29th Street/Manhattan	100%		—		420,000	—	—
San Diego
5200 Illumina Way/University Town Center	100%		10,831		386,044	—	28
Campus Point Drive/University Town Center	100%		10,036		315,000	—	32
Seattle
1150/1165/1166 Eastlake Avenue East/Lake Union	100%		35,388		366,000	—	97
1818 Fairview Avenue East/Lake Union	100%		10,063		188,490	—	53
Research Triangle Park
6 Davis Drive/Research Triangle Park	100%		16,429		1,000,000	—	16
Key future projects			168,859		3,606,325	1,243,425	47
Other future projects (5)	100%		69,869		2,072,382	—	34
			$238,728		5,678,707	1,243,425	$42
Total future value-creation projects					6,922,132

(1)	Excludes acquisitions under contract at One Kendall Square and 88 Bluxome Street.

(2)	Refer to “Acquisitions” within this Item 2 for additional information.

(3)
Subject to a redeemable noncontrolling interest, which earns a fixed return that is secured by one of our consolidated real estate joint ventures, at our 213 East Grand Avenue property aggregating 293,855 RSF.

(4)	Represents an additional parcel located near our 341/343 Oyster Point Boulevard properties and within walking distance of Roche’s campus in South San Francisco.

(5)	Other future projects comprise the following:

Market	Our Interest	Book Value	Square Feet	Per SF (1)
Greater Boston	100%	$10,181	405,599	$25
San Francisco	100%	—	95,620	—
San Diego	100%	25,630	193,895	132
Maryland	100%	18,117	668,721	27
Research Triangle Park	100%	4,150	76,262	54
Non-cluster markets	100%	11,791	632,285	19
		$69,869	2,072,382	$34

Future value-creation projects in North America (continued)

One Kendall Square (1)	88 Bluxome Street (1)/ 505 Brannan Street	Grand Avenue / 560 Eccles Avenue	East 29th Street
Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	San Francisco/Mission Bay/SoMa	New York/Manhattan
172,500 SF	1,070,925 SF / 165,000 SF	521,791 SF / 144,000 SF	420,000 SF

5200 Illumina Way	Campus Pointe Drive	1156/1165/1166 Eastlake Avenue East / 1818 Fairview Avenue East	6 Davis Drive
San Diego/University Town Center	San Diego/University Town Center	Seattle/Lake Union	Research Triangle Park/RTP
386,044 SF	315,000 SF	366,000 SF / 188,490 SF	1,000,000 SF

(1) Acquisition under contract as of September 30, 2016. Refer to “Acquisitions” of the “Value-Creation Projects and External Growth” section within this Item 2 for additional information.

Summary of capital expenditures

Our construction spending for the nine months ended September 30, 2016 consisted of the following (in thousands):

Nine Months Ended September 30, 2016
Year to Date Construction Spending
Additions to real estate – consolidated projects (1)	$638,568
Investments in unconsolidated real estate joint ventures	6,924
Construction spending (cash basis)	645,492
Increase in accrued construction	$23,023
Noncontrolling interest share of construction spending (consolidated joint ventures)	(84,436)
Year to date construction spending	$584,079

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures shown in the table below.

The following table summarizes the total projected construction spending for the year ending December 31, 2016, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2016
Development and redevelopment projects	$205,000
Generic laboratory infrastructure/building improvement projects	31,000
Non-revenue-enhancing capital expenditures and tenant improvements	2,500
Contributions from noncontrolling interests (consolidated joint ventures)	(11,041)
Total projected construction spending for the three months ending December 31, 2016	227,459
Year to date construction spending for the nine months ended September 30, 2016	584,079
Guidance range for the year ending December 31, 2016	$785,000	–	835,000

The table below presents the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures, Tenant Improvements, and Leasing Costs (1)	Nine Months Ended September 30, 2016			Recent Average per RSF (2)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$7,071	16,511,522	$0.43	$0.42

Tenant improvements and leasing costs:
Re-tenanted space	$13,415	692,560	$19.37	$16.29
Renewal space	8,390	765,826	10.96	7.73
Total tenant improvements and leasing costs/weighted average	$21,805	1,458,386	$14.95	$10.26

(1)	Excludes amounts that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment.

(2)	Represents the average of 2012 through 2015, and the nine months ended September 30, 2016, annualized.

We expect our capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that undergo redevelopment) on a per RSF basis for the remainder of 2016 to be similar to the amounts shown in the preceding table.

Acquisitions

Our real estate assets acquisitions as of September 30, 2016 consisted of the following (dollars in thousands):

		Closing Date	Number of Properties	Square Feet				Occupancy	Unlevered Yields
Property/Market/Submarket	Type			Operating	Future Value-Creation		Purchase Price		Initial Stabilized Cash Basis		Initial Stabilized
Completed acquisitions:
Torrey Ridge Science Center/San Diego/Torrey Pines	Operating	10/3/2016	3	294,993	—		$182,500	87.1%	6.8%	(1)	7.1%	(1)

Pending acquisitions:
One Kendall Square/Greater Boston/Cambridge (2)	Operating/Development	4Q16	7	644,771	172,500		725,000	98.5%	6.2%	(3)	6.4%	(3)
88 Bluxome Street/ San Francisco/Mission Bay/SoMa	Development	TBD (4)	1	—	1,070,925	(4)	140,000	N/A	TBD		TBD
			11	939,764	1,243,425		$1,047,500

(1)
At stabilization in the first half of 2018 upon completion of near-term renewals/re-leasing of acquired below-market leases and the conversion of 75,953 RSF of existing shell and office space into office/laboratory space.

(2)
In June 2016, we entered into a definitive agreement to acquire One Kendall Square, a 644,771 RSF, seven-building collaborative science and technology campus in our East Cambridge urban innovation cluster submarket. The acquisition includes an entitled land parcel supporting the near-term ground-up development of an additional building aggregating 172,500 square feet. The purchase price was $725.0 million, which includes the assumption of a $203.0 million secured note payable. We expect to obtain approval by the lender for the loan assumption and complete this acquisition in the fourth quarter of 2016. In July 2016, we executed an offering, subject to forward equity sales agreements, to sell an aggregate of 7.5 million shares of common stock, including 975,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of our common stock, at a public offering price of $101.00 per share, subject to customary contractual price adjustments. Net proceeds, after issuance costs and underwriters’ discount, of $724.0 million, will be further adjusted as provided in the forward sales agreements. We expect to settle the forward sales agreements and receive proceeds from the common stock offering after the closing of One Kendall Square. Proceeds from this offering will be used to fund this acquisition, lower net debt to adjusted EBITDA by 0.3x, and fund construction.

(3)	At stabilization upon completion of the ground-up development and near-term lease renewals/re-leasing of space.

(4)
We have an executed agreement for the acquisition of 88 Bluxome Street in our Mission Bay/SoMa submarket of San Francisco and are working on entitlements for this site. Furthermore, the closing date of this acquisition may be deferred to the first quarter of 2017. Square footage represents estimated total anticipated RSF upon completion of entitlements for construction of two office buildings in separate phases. Upon completion of the acquisition, the seller may lease the property for a term of one year or more depending on certain factors.

ALEXANDRIA®
Building the Future of Life-Changing Innovation

Torrey Ridge Science Center

Alexandria’s Newest Collaborative Science & Technology Campus in Torrey Pines

11119 NORTH TORREY PINES ROAD
California Institute for Biomedical Research
J. Craig Venter Institute
The Scripps Research Institute
Sanford Burnham Prebys Medical Discovery Institute
Salk Institute for Biological Studies
3545 CRAY COURT
ARE SUNRISE
University of California, San Diego
Genomics Institute of the Novartis Research Foundation
ARE SPECTRUM
ARE NAUTILUS
10614 SCIENCE CENTER DRIVE
10578 SCIENCE CENTER DRIVE
TORREY RIDGE SCIENCE CENTER
10628 SCIENCE CENTER DRIVE

Real estate asset sales

Our real estate asset sales completed and under contract during nine months ended September 30, 2016, and projected real estate asset dispositions held for sale as of September 30, 2016, consisted of the following (dollars in thousands):

			Net Operating Income		Net Operating Income (Cash)		Classification
Property/Market/Submarket	Date of Sale	RSF/Acres		(1)		(1)	Construction Funding		Asset Sales
Dispositions completed and under contract:
16020 Industrial Drive/Maryland/Gaithersburg	4/21/16	71,000 RSF	$1,022		$896		—		$6,400
Land parcels in North America/Non-cluster	Various	5.9 acres	N/A		N/A		—		8,700
Operating properties and land parcels in India	Various	566,355 RSF / 137 acres	1,749		1,777		—		52,357	(2)
							—		67,457
Two joint ventures 45% partial interest sales:
10290 Campus Point Drive	6/29/16	304,326 RSF	$15,832	(3)	$14,665	(3)	106,263	(4)	—
10300 Campus Point Drive	4Q16	449,759 RSF					—		150,008	(4)
							106,263		217,465

Projected dispositions:
306 Belmont Street and 350 Plantation Street/Greater Boston/Route 495/Worcester	4Q16	90,690 RSF	$1,558		$1,348		—		17,550	(5)
Operating properties and land parcels/ Asia	TBD	634,328 RSF / 59 acres	N/A		N/A		—		53,600	(6)
Other	TBD	TBD	TBD		TBD		—		71,200	(7)
							—		142,350
Completed and pending asset sales							$106,263		$359,815

(1)
Represents annualized amounts for the quarter ended prior to the date of sale, or the third quarter of 2016, annualized for pending asset sales. Cash net operating income excludes straight-line rent and amortization of acquired below-market leases.

(2)	Refer to Note 14 – “Assets Classified as Held for Sale” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

(3)
Represents 45% partial interest share of the anticipated initial stabilized net operating income and cash net operating income upon completion of the redevelopment of 10290 Campus Point Drive, and net operating income and cash net operating income for the third quarter of 2016, annualized for 10300 Campus Point Drive.

(4)
Aggregate proceeds of $256.3 million, including gross proceeds of $68.6 million received as of September 30, 2016, additional future proceeds of $37.7 million to be received primarily in the fourth quarter of 2016 for the construction funding of 10290 Campus Point Drive, and $150.0 million that we expect to receive primarily in the fourth quarter of 2016 for the sale of a partial interest in 10300 Campus Point Drive.

(5)
Non-core properties located outside of our urban innovation clusters. These properties are Class B office buildings leased to non-credit tenants and represent our remaining investments in Worcester. The internal rate of return over our hold period, including the expected disposition of the asset, is projected to be approximately 8.9%.

(6)
Represents 634,328 RSF of operating properties located in China plus land parcels aggregating 59 acres located in India. Sales are expected to be completed in multiple transactions over several quarters.

(7)	Represents the midpoint of a range of values for two assets we are evaluating for sale in Maryland and Canada.

Investments

We hold equity investments in certain publicly traded companies and in certain privately held entities and limited partnerships primarily involved in the science and technology industries.
As of September 30, 2016, our investments aggregated $321.0 million, or approximately 3.5% of our total assets. The charts and table below presents selected investment statistics as of September 30, 2016 (dollars in thousands, unless stated otherwise):

Public/Private Mix (Cost)				Tenant/Non-Tenant Mix (Cost)

Investment Type	Cost	Net Unrealized Gains	Total	Number of Investments 203 Average Cost $1.4M
Public	$40,090	$28,917	$69,007
Private	251,982	—	251,982
Total	$292,072	$28,917	$320,989

Results of operations

Key operating metrics

Occupancy of Operating Properties in North America (1)	Annualized Base Rent by Market

% of ARE’s Total Annualized Base Rent as of September 30, 2016

Rental Rate Increases: Renewed/Re-Leased Space	Same Property Net Operating Income Increase

4.5%
1.3%
5.0%
5.5%
4.7%
6.1%
2014
2015
9/30/16 YTD
2014
2015
9/30/16 YTD
Cash Basis

Favorable Lease Structure (2)		Margins (3)

Percentage of triple net leases	97%	Adjusted EBITDA	Operating
Stable cash flows		67%	69%
Percentage of leases containing annual rent escalations	95%
Increasing cash flows
Percentage of leases providing for the recapture of capital expenditures	95%
Lower capex burden

(1)	As of the end of each respective period.

(2)	Percentages calculated based on RSF.

(3)	Represents the three months ended September 30, 2016.

Same Properties

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development and/or redevelopment properties recently placed into service, the consolidated total rental revenues, tenant recoveries, and rental operating expenses in our operating results can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties that were fully operating for the entirety of the comparative periods presented, referred to as Same Properties. These properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable period presented, properties that underwent development or redevelopment at any time during the comparative periods, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, rental revenues from lease termination fees, if any, are excluded from the results of same properties.

The following table presents information regarding our Same Properties for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Percentage change in net operating income over comparable period from prior year	5.3%	5.0%
Percentage change in net operating income (cash basis) over comparable period from prior year	6.1%	6.1%
Operating margin	70%	70%
Number of Same Properties	168	161
RSF	14,472,593	13,642,226
Occupancy – current-period average	97.0%	96.9%
Occupancy – same-period prior year average	95.5%	95.9%

The following table reconciles the number of Same Properties to total properties for the nine months ended September 30, 2016:

Development – under construction	Properties
100 Binney Street	1
510 Townsend Street	1
505 Brannan Street	1
ARE Spectrum	3
4796 Executive Drive	1
400 Dexter Avenue North	1
360 Longwood Avenue (unconsolidated real estate joint venture)	1
1455/1515 Third Street (unconsolidated real estate joint venture)	2
5200 Illumina Way, Parking Structure	N/A
11

Development – placed into service after January 1, 2015	Properties
50/60 Binney Street	2
75/125 Binney Street	1
430 East 29th Street	1
5200 Illumina Way, Building 6	1
6040 George Watts Hill Drive	1
6

Redevelopment – under construction	Properties
10290 Campus Point Drive	1
9625 Towne Centre Drive	1
2

Redevelopment – placed into service after January 1, 2015	Properties
225 Second Avenue	1
11055/11065/11075 Roselle Street	3
10151 Barnes Canyon Road	1
11 Hurley Street	1
6
Acquisitions after January 1, 2015	Properties
640 Memorial Drive	1

Properties held for sale	2
Total properties excluded from Same Properties	28

Same Properties	161

Total properties as of September 30, 2016	189

Comparison of results for the three months ended September 30, 2016, to the three months ended September 30, 2015

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. For a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure presented in accordance with GAAP, refer to “Non-GAAP Measures” within this Item 2.

(Dollars in thousands)	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Same Properties	$149,612	$142,370	$7,242	5.1%
Non-Same Properties	16,979	12,941	4,038	31.2
Total rental	166,591	155,311	11,280	7.3

Same Properties	53,943	51,709	2,234	4.3
Non-Same Properties	4,738	4,410	328	7.4
Total tenant recoveries	58,681	56,119	2,562	4.6

Same Properties	16	297	(281)	(94.6)
Non-Same Properties	5,091	6,883	(1,792)	(26.0)
Total other income	5,107	7,180	(2,073)	(28.9)

Same Properties	203,571	194,376	9,195	4.7
Non-Same Properties	26,808	24,234	2,574	10.6
Total revenues	230,379	218,610	11,769	5.4

Same Properties	62,168	60,048	2,120	3.5
Non-Same Properties	9,834	8,798	1,036	11.8
Total rental operations	72,002	68,846	3,156	4.6

Same Properties	141,403	134,328	7,075	5.3
Non-Same Properties	16,974	15,436	1,538	10.0
Net operating income	$158,377	$149,764	$8,613	5.8%

Net operating income – Same Properties	$141,403	$134,328	$7,075	5.3%
Straight-line rent revenue and amortization of acquired below-market leases	(9,801)	(10,286)	485	(4.7)
Net operating income – Same Properties (cash basis)	$131,602	$124,042	$7,560	6.1%

Rental revenues
Total rental revenues for the three months ended September 30, 2016, increased by $11.3 million, or 7.3%, to $166.6 million, compared to $155.3 million for the three months ended September 30, 2015. The increase was due to a $7.2 million increase in revenue from our Same Properties and a $4.0 million increase in rental revenues from our Non-Same Properties, including highly leased development and redevelopment projects, aggregating 1,366,055 RSF, placed into service subsequent to July 1, 2015.

Rental revenues from our Same Properties for the three months ended September 30, 2016, increased by $7.2 million, or 5.1%, to $149.6 million, compared to $142.4 million for the three months ended September 30, 2015. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since July 1, 2015, as well as an increase in occupancy for same properties to 97.0% for the three months ended September 30, 2016, from 95.5% for the three months ended September 30, 2015.

Tenant recoveries
Tenant recoveries for the three months ended September 30, 2016, increased by $2.6 million, or 4.6%, to $58.7 million, compared to $56.1 million for the three months ended September 30, 2015. This increase is relatively consistent with the increase in our rental operating expenses of $3.2 million, or 4.6%, as discussed under “Rental Operating Expenses” below. Same Properties’ tenant recoveries increased by $2.2 million, or 4.3%, primarily due to the increase in occupancy for Same Properties, as discussed above.

Other income
Other income for the three months ended September 30, 2016 and 2015, consisted of the following (in thousands):

	Three Months Ended September 30,
	2016	2015	Change
Management fee income	$46	$530	$(484)
Interest and other income	795	1,272	(477)
Investment income	4,266	5,378	(1,112)
Total other income	$5,107	$7,180	$(2,073)

Rental operating expenses
Total rental operating expenses for the three months ended September 30, 2016, increased by $3.2 million, or 4.6%, to $72.0 million, compared to $68.8 million for the three months ended September 30, 2015. Approximately $1.0 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to development and redevelopment projects placed into service subsequent to July 1, 2015.

Same Properties’ rental operating expenses increased during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to an increase in operating expense from higher utility expenses as a result of an increase in occupancy from 95.5% for the three months ended September 30, 2015, to 97.0% for the three months ended September 30, 2016.

General and administrative expenses
General and administrative expenses for the three months ended September 30, 2016, increased by $0.7 million, or 4.7%, to $15.9 million, compared to $15.1 million for the three months ended September 30, 2015. General and administrative expenses increased primarily due to the continued growth in depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses for the three months ended September 30, 2016 and 2015, on an annualized basis were consistent at 0.7% and 0.7%, respectively.

Interest expense
Interest expense for the three months ended September 30, 2016 and 2015, consisted of the following (dollars in thousands):

	Three Months Ended September 30,
Component	2016	2015	Change
Interest incurred	$40,753	$36,115	$4,638
Capitalized interest	(14,903)	(8,436)	(6,467)
Interest expense	$25,850	$27,679	$(1,829)

Average debt balance outstanding (1)	$4,244,247	$4,224,856	$19,391
Weighted-average annual interest rate (2)	3.8%	3.4%	0.4%

(1)	Represents the average debt balance outstanding during the three months ended September 30, 2016 and 2015.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuance of debt:
$350 million unsecured senior note payable	4.11%	June 2016	$3,483
$300 million unsecured senior note payable	4.46%	November 2015	3,248
$350 million secured construction loan	1.85%	October 2015	961
Fluctuations in interest rate:
Hedge agreements becoming effective			975
Variable-rate senior bank term loan			299
Amortization of deferred financing fees			364
Other interest incurred			323
Total increases			9,653
Decreases in interest incurred due to:
Repayments of debt: (2)
Secured notes payable	Various	Various	(3,631)
Unsecured senior bank term loan	3.03%	July 2016	(144)
Lower average balance on unsecured line of credit			(1,240)
Total decreases			(5,015)
Change in interest incurred			4,638
Increase in capitalized interest (3)			(6,467)
Total change in interest expense			$(1,829)

(1)	Represents the interest rate as of the end of the applicable period, plus the impact of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

(2)	Refer to Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for information on debt repayments.

(3)	Increase in capitalized interest is due to increased construction activity on our highly leased development and redevelopment projects in our value-creation pipeline aggregating 2.5 million RSF.

Depreciation and amortization
Depreciation and amortization expense for the three months ended September 30, 2016, increased by $9.2 million, or 13.5%, to $77.1 million, compared to $68.0 million for the three months ended September 30, 2015. The increase is primarily due to additional depreciation from development and redevelopment projects placed into service subsequent to July 1, 2015, as noted above.

Sale of real estate assets and related impairment charges
Refer to “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” and “Sale of Real Estate Assets and Related Impairment Charges” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report.

Loss on early extinguishment of debt
During the three months ended September 30, 2016, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees aggregating $2.4 million, upon the amendment of our unsecured senior line of credit in July 2016. Additionally, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan and recognized a loss on early extinguishment of debt of $869 thousand related to the write-off of unamortized loan fees.

Equity in earnings of unconsolidated real estate joint ventures
Equity in earnings of unconsolidated real estate joint ventures of $273 thousand and $710 thousand for the three months ended September 30, 2016 and 2015, respectively, primarily includes our 27.5% share of the operating results of our development property at 360 Longwood Avenue in our Longwood Medical Area submarket of Greater Boston. The results are impacted by additional depreciation and amortization expense from placing into service additional RSF at this development property. As of September 30, 2016, we had 313,407 RSF, or 76%, of this property in service and occupied, and 100,392 RSF, or 24%, of this project under development. Refer to “Highly Leased Projects Expected to be Placed into Service in the Fourth Quarter of 2016” within this Item 2 for further information regarding the yields expected upon stabilization of this project.

Comparison of results for the nine months ended September 30, 2016, to the nine months ended September 30, 2015

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. For a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure presented in accordance with GAAP, refer to “Non-GAAP Measures” within this Item 2.

(Dollars in thousands)	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Same Properties	$405,309	$390,386	$14,923	3.8%
Non-Same Properties	81,196	60,338	20,858	34.6
Total rental	486,505	450,724	35,781	7.9

Same Properties	141,836	136,200	5,636	4.1
Non-Same Properties	23,549	17,907	5,642	31.5
Total tenant recoveries	165,385	154,107	11,278	7.3

Same Properties	132	316	(184)	(58.2)
Non-Same Properties	20,522	14,372	6,150	42.8
Total other income	20,654	14,688	5,966	40.6

Same Properties	547,277	526,902	20,375	3.9
Non-Same Properties	125,267	92,617	32,650	35.3
Total revenues	672,544	619,519	53,025	8.6

Same Properties	163,729	161,786	1,943	1.2
Non-Same Properties	41,435	30,533	10,902	35.7
Total rental operations	205,164	192,319	12,845	6.7

Same Properties	383,548	365,116	18,432	5.0
Non-Same Properties	83,832	62,084	21,748	35.0
Net operating income	$467,380	$427,200	$40,180	9.4%

Net operating income – Same Properties	$383,548	$365,116	$18,432	5.0%
Straight-line rent revenue and amortization of acquired below-market leases	(11,740)	(14,829)	3,089	(20.8)
Net operating income – Same Properties (cash basis)	$371,808	$350,287	$21,521	6.1%
Rental revenues
Total rental revenues for the nine months ended September 30, 2016, increased by $35.8 million, or 7.9%, to $486.5 million, compared to $450.7 million for the nine months ended September 30, 2015. The increase was primarily due to rental revenues from our Non-Same Properties totaling $20.9 million primarily due to placing into service, subsequent to January 1, 2015, highly leased development and redevelopment projects, aggregating 1,970,918 RSF.

Rental revenues from our Same Properties for the nine months ended September 30, 2016, increased by $14.9 million, or 3.8%, to $405.3 million, compared to $390.4 million for the nine months ended September 30, 2015. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2015, as well as an increase in occupancy for same properties to 96.9% for the nine months ended September 30, 2016, from 95.9% for the nine months ended September 30, 2015.

Tenant recoveries
Tenant recoveries for the nine months ended September 30, 2016, increased by $11.3 million, or 7.3%, to $165.4 million, compared to $154.1 million for the nine months ended September 30, 2015. This increase is relatively consistent with the increase in our rental operating expenses of $12.8 million, or 6.7%, as discussed under “Rental Operating Expenses” below. Same Properties’ tenant recoveries increased by $5.6 million, or 4.1%, primarily due to the increase in occupancy for Same Properties, as discussed above.

Other income
Other income for the nine months ended September 30, 2016 and 2015, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Management fee income	$380	$1,341	$(961)
Interest and other income	2,223	2,136	87
Investment income	18,051	11,211	6,840
Total other income	$20,654	$14,688	$5,966

Rental operating expenses
Total rental operating expenses for the nine months ended September 30, 2016, increased by $12.8 million, or 6.7%, to $205.2 million, compared to $192.3 million for the nine months ended September 30, 2015. Approximately $10.9 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to development and redevelopment projects placed into service subsequent to January 1, 2015, and one operating property acquired subsequent to January 1, 2015.

Same Properties’ rental operating expenses increased during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to an increase in operating expenses from higher utility expenses and higher repairs and maintenance expenses as a result of an increase in occupancy from 95.9% for the nine months ended September 30, 2015, to 96.9% for the nine months ended September 30, 2016.

General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2016, increased by $1.9 million, or 4.3%, to $46.4 million, compared to $44.5 million for the nine months ended September 30, 2015. General and administrative expenses increased primarily due to the continued growth in depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses for the nine months ended September 30, 2016 and 2015, on an annualized basis, were consistent at 0.7% and 0.7%, respectively.

Interest expense
Interest expense for the nine months ended September 30, 2016 and 2015, consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
Component	2016	2015	Change
Interest incurred	$116,520	$105,427	$11,093
Capitalized interest	(40,790)	(27,844)	(12,946)
Interest expense	$75,730	$77,583	$(1,853)

Average debt balance outstanding (1)	$4,150,540	$4,024,578	$125,962
Weighted-average annual interest rate (2)	3.7%	3.5%	0.2%

(1)	Represents the average total debt balance outstanding during the nine months ended September 30, 2016 and 2015.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuance of debt:
$300 million unsecured senior note payable	4.46%	November 2015	$9,743
$350 million unsecured senior note payable	4.11%	June 2016	4,296
$350 million secured construction loan	1.85%	October 2015	2,253
Fluctuations in interest rate:
Hedge agreements becoming effective			1,783
Variable-rate senior bank term loans			1,057
Amortization of deferred financing fees			884
Other interest incurred			851
Total increases			20,867
Decreases in interest incurred due to:
Repayment of secured notes payable (2)	Various	Various	(8,143)
Lower average balance on unsecured line of credit			(1,631)
Total decreases			(9,774)
Change in interest incurred			11,093
Increase in capitalized interest (3)			(12,946)
Total change in interest expense			$(1,853)

(1)	Represents the interest rate as of the end of the applicable period, plus the impact of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

(2)	Refer to Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for information on debt repayments.

(3)	Increase in capitalized interest is due to increased construction activity on our highly-leased development and redevelopment projects in our value-creation pipeline aggregating 2.5 million RSF.

Depreciation and amortization
Depreciation and amortization expense for the nine months ended September 30, 2016, increased by $29.1 million, or 15.4%, to $218.2 million, compared to $189.0 million for the nine months ended September 30, 2015. The increase is primarily due to additional depreciation from development and redevelopment projects placed into service subsequent to January 1, 2015.

Sale of real estate assets and related impairment charges
Refer to “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” and to “Sale of Real Estate Assets and Related Impairment Charges” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report.

Loss on early extinguishment of debt
During the nine months ended September 30, 2016, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $2.4 million, upon the amendment of our unsecured senior line of credit in July 2016. In addition, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan and recognized a loss on early extinguishment of debt of $869 thousand related to the write-off of unamortized loan fees. During the nine months ended September 30, 2015, we recognized a loss on early extinguishment of debt to expense a portion of unamortized loan fees aggregating $189 thousand upon our $25.0 million partial principal repayment under our Unsecured Senior Bank Term Loan.

Equity in (losses) earnings of unconsolidated real estate joint ventures
Equity in losses of unconsolidated real estate joint ventures of $270 thousand and equity in earnings of unconsolidated real estate joint ventures of $1.8 million for the nine months ended September 30, 2016 and 2015, respectively, primarily include our 27.5% share of the operating results of our development property at 360 Longwood Avenue in our Longwood Medical Area submarket of Greater Boston. The results are impacted by additional depreciation and amortization expense from placing into service additional RSF at this development property. As of September 30, 2016, we had 313,407 RSF, or 76%, of this property in service at 100% occupancy and 100,392 RSF, or 24%, of this project under development. Refer to “Highly Leased Projects Expected to be Placed into Service in the Fourth Quarter of 2016” within this Item 2 for further information regarding the yields expected upon stabilization of this project.

Joint venture financial information

We present components of operating results and balance sheet information for the share of our consolidated real estate joint ventures owned by noncontrolling interests and for our share of investments in unconsolidated real estate joint ventures to help investors estimate the impact of partially owned entities to our consolidated financial statements. These amounts are estimated by computing, for each joint venture that we consolidate in our financial statements, the noncontrolling interest percentage of each financial item to arrive at the cumulative noncontrolling interest share of each component presented. In addition, for our real estate joint ventures that we do not control and do not consolidate, we apply our economic ownership percentage to these unconsolidated real estate joint ventures to arrive at our proportionate share of each component presented (dollars in thousands).

Consolidated real estate joint ventures
Property/Market/Submarket	Noncontrolling Interest Share	(1)
225 Binney Street/Greater Boston/Cambridge	70%
1500 Owns Street/San Francisco/ Mission Bay/SoMa	49.9%
409/499 Illinois Street/San Francisco/ Mission Bay/SoMa	40%
10290 Campus Point Drive/San Diego/ University Town Center	45%	(2)

Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures
	September 30, 2016			Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Investments in real estate	$388,885		Total revenues	$8,481	$25,054
Cash and cash equivalents	16,214		Rental operations	(2,321)	(6,778)
Other assets	19,120			6,160	18,276
Secured notes payable	—		General and administrative	(42)	(110)
Other liabilities	(41,376)		Interest	—	—
Redeemable noncontrolling interests	(9,012)	(3)	Depreciation and amortization	(2,224)	(6,751)
Noncontrolling interests	$373,831		Impairment of real estate	—	(586)
			Net income (4)	$3,894	$10,829

Unconsolidated real estate joint ventures
Property/Market/Submarket	Our Share
360 Longwood Avenue/Greater Boston/Longwood Medical Area	27.5%
1455/1515 Third Street/San Francisco/ Mission Bay/SoMa	51%

Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2016			Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Rental properties, net	$80,049		Total revenues	$2,348	$6,192
Development and redevelopment projects	98,638		Rental operations	(700)	(2,262)
Investments in real estate	178,687			1,648	3,930
Cash and cash equivalents	4,767		General and administrative	(16)	(68)
Other assets	9,532		Interest	(701)	(2,080)
Secured notes payable	(49,794)	(5)	Depreciation and amortization	(658)	(2,052)
Other liabilities	(9,612)		Equity in earnings (loss) of unconsolidated real estate JVs	$273	$(270)
Investments in unconsolidated real estate JVs	$133,580

(1)	In addition to the consolidated real estate joint ventures listed, various partners hold insignificant interests in three other properties in North America.

(2)	Upon completion of the project in the fourth quarter of 2016.

(3)	Represents redeemable noncontrolling interests aggregating approximately 26% ownership in one of our consolidated real estate joint ventures.

(4)
Excludes net income attributable to redeemable noncontrolling interests. These redeemable interests earn a fixed preferred return of 8.4%, rather than a variable return based upon their ownership percentage of the real estate joint venture, and have been excluded from our calculation.

(5)
Represents a non-recourse, secured construction loan with aggregate commitments of $213.2 million, of which $175.2 million bears interest at a fixed rate of 5.25% and $38.0 million bears interest at a floating rate of LIBOR+3.75%, with a floor of 5.25%. Borrowings under the floating rate tranche are subject to an interest rate cap on LIBOR of 3.50%. The maturity date of the loan is April 1, 2017, with two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions. The amount of $181.1 million classified as a secured note payable as of September 30, 2016, consists of $181.3 million of outstanding principal of the secured note payable, net of $235 thousand of unamortized deferred financing costs.

Projected results

We present updated guidance for net loss per share attributable to Alexandria’s common stockholders – diluted and FFO per share attributable to Alexandria’s common stockholders – diluted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2016, as set forth in the table below. The tables below provide a reconciliation of FFO per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to EPS, the most directly comparable GAAP measure, and other key assumptions included in our updated guidance for the year ending December 31, 2016.

Summary of Key Changes in Guidance	As of 8/1/2016	As of 10/31/2016
Net loss per share, FFO per share, and FFO per share, as adjusted	See below	See below
Rental rate increases up 2%	19.0% to 22.0%	21.0% to 24.0%
Rental rate increases (cash basis) up 1%	7.0% to 10.0%	8.0% to 11.0%
Key credit metrics	See next page	See next page
Same property net operating income increase up 0.5%	2.5% to 4.5%	3.0% to 5.0%
Same property net operating income increase (cash basis) up 0.5%	4.0% to 6.0%	4.5% to 6.5%

Net Loss per Share and FFO per Share Attributable to Alexandria’s Common Stockholders – Diluted
	As of 8/1/2016	As of 10/31/2016 (1)
Net loss per share	$(1.19) to $(1.13)	$(1.54) to $(1.52)
Add: depreciation and amortization	4.00	4.00
Add: impairment of real estate – rental properties	1.15	1.23
Other	(0.02)	(0.02)
FFO per share	$3.94 to $4.00	$3.67 to $3.69
Less: investment income	(0.06)	(0.06) (2)
Add: impairment of real estate – land parcels and non-real estate investments	1.25	1.31
Add: loss on early extinguishment of debt	0.04	0.04
Add: preferred stock redemption charge	0.33	0.56 (3)
Other	(0.02)	(0.02)
FFO per share, as adjusted	$5.48 to $5.54	$5.50 to $5.52

(1)
Excludes severance and other costs that may be incurred related to our exit of our investment in Asia. Refer to “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to our unaudited consolidated financial statements under Item 1 of this report for additional information on impairments of real estate in Asia.

(2)	Represents non-real estate investment gains of $4.4 million during the three months ended June 30, 2016 related to one investment.

(3)	Includes the repurchase of 1.5 million shares of our 7.00% Series D cumulative preferred stock in October 2016.

Key Assumptions (Dollars in millions)
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2016	96.5%	97.1%

Lease renewals and re-leasing of space:
Rental rate increases	21.0%	24.0%
Rental rate increases (cash basis)	8.0%	11.0%

Same property performance:
Net operating income increase	3.0%	5.0%
Net operating income increase (cash basis)	4.5%	6.5%

Straight-line rent revenue	$51	$56
General and administrative expenses	$59	$64
Capitalization of interest	$45	$55
Interest expense	$100	$110

Key Credit Metrics	As of 8/1/16	As of 10/31/16
Net debt to Adjusted EBITDA – fourth quarter annualized	6.2x to 6.6x	5.9x to 6.3x
Fixed-charge coverage ratio – fourth quarter annualized	3.0x to 3.5x	3.5x to 4.0x
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2016	10% to 13%	10% to 12%

Net Debt to Adjusted EBITDA (1)	Liquidity

6.8x
5.9x to 6.3x
<6.0x
9/30/16
12/31/16
Target
Goal

	$1.9B

	(In millions)
	Availability under our $1.65 billion unsecured senior line of credit	$1,234
	Remaining construction loan commitments	416
	Available-for-sale equity securities, at fair value	69
	Cash and cash equivalents	158
		$1,877

Fixed-Charge Coverage Ratio (1)	Unencumbered Net Operating Income (2)

3.6x
3.6x
3.5x to 4.0x
12/31/15
9/30/16
Target Range

	87%

(1)	Quarter annualized.

(2)	For the three months ended September 30, 2016.

As of September 30, 2016, we had CIP related to our nine development projects and two redevelopment projects. The completion of these projects, along with projects recently placed into service, certain future projects, and operations from Same Properties, is expected to contribute significant increases in rental income, net operating income, and cash flows. Operating performance assumptions related to the completion of our development and redevelopment projects, including the timing of initial occupancy, stabilization dates, and initial stabilized yield, are included in “Value-Creation Projects and External Growth” within this Item 2. Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the “Projected Construction Spending” table in “Summary of Capital Expenditures” of the “Value-Creation Projects and External Growth” section within this Item 2.

The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs because these project costs will no longer qualify for capitalization and will, therefore, be expensed as incurred. Our projection assumptions for Same Properties’ net operating income growth, rental rate growth, straight-line rent, general and administrative expenses, capitalization of interest, and interest expense are included in the tables above and are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors”; and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2015. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, scheduled debt maturities, and dividends through net cash provided by operating activities, periodic asset sales, strategic real estate joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

We expect to continue to meet our short-term liquidity and capital requirements, as further detailed in this section, generally through our working capital and net cash provided by operating activities. We believe that the net cash provided by operating activities will continue to be sufficient to enable us to make the distributions necessary to continue qualifying as a REIT.

Over the next several years, our balance sheet, capital structure, and liquidity objectives are as follows:

•
Retain positive cash flows from operating activities after payment of dividends and distributions to noncontrolling interests for investment in development and redevelopment projects and/or acquisitions;

•
Maintain significant liquidity from net cash provided by operating activities, cash and cash equivalents, available-for-sale equity securities, available borrowing capacity under our $1.65 billion unsecured senior line of credit, and available commitments under our secured construction loans;

•	Reduce the aggregate amount of outstanding unsecured bank debt under our unsecured senior bank term loans;

•	Maintain a well-laddered debt maturity profile by limiting the amount of debt maturing in any particular year;

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

$1.65 billion unsecured senior line of credit and unsecured senior bank term loans

The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities (dollars in thousands):

	As of September 30, 2016
Facility	Balance		Maturity Date (1)	Applicable Margin	Facility Fee
$1.65 billion unsecured senior line of credit	$416,000		October 2021	L+1.00%	0.20%
2019 Unsecured Senior Bank Term Loan	$398,355	(2)	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	$347,807	(2)	January 2021	L+1.10%	N/A

(1)	Includes any extension options that we control.

(2)	Amounts are net of unamortized deferred financing costs.

On July 29, 2016, we amended our unsecured senior line of credit and recognized a loss on early extinguishment of debt of
$2.4 million related to the write-off of unamortized loan fees. The following table summarizes key terms amended:

	Total Commitment		Applicable Rate		Maturity Date		Facility Fee
	Prior	Amended	Prior	Amended	Prior	Amended	Prior	Amended
Unsecured senior line of credit	$1.5 billion	$1.65 billion	L+1.10%	L+1.00%	January 2019	October 2021	0.20%	0.20%

Borrowings under the $1.65 billion unsecured senior line of credit bear interest at LIBOR or the base rate specified in the amended $1.65 billion unsecured senior line of credit agreement plus, in either case, a specified margin (the “Applicable Margin”). The Applicable Margin for LIBOR borrowings under the $1.65 billion unsecured senior line of credit is based on our existing credit rating as set by certain rating agencies. Our $1.65 billion unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the Applicable Margin, our $1.65 billion unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments.

The requirements of, and our actual performance with respect to, the key financial covenants under our $1.65 billion unsecured senior line of credit and unsecured senior bank term loans as of September 30, 2016, were as follows:

Covenant Ratios (1)	Requirement	Actual
Leverage Ratio	Less than or equal to 60.0%	34.1%
Secured Debt Ratio	Less than or equal to 45.0%	6.4%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.29x
Unsecured Leverage Ratio	Less than or equal to 60.0%	38.4%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	6.35x

(1)
For definitions of the ratios, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements filed as exhibits 10.1, 10.2 and 10.3 to this quarterly report on Form 10-Q.

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% unsecured senior notes payable (“2.75% Unsecured Senior Notes”), 4.60% unsecured senior notes payable (“4.60% Unsecured Senior Notes”), 3.90% unsecured senior notes payable (“3.90% Unsecured Senior Notes”), 4.30% unsecured senior notes payable (“4.30% Unsecured Senior Notes”), 3.95% unsecured senior notes payable (“3.95% Unsecured Senior Notes”), and 4.50% unsecured senior notes payable (“4.50% Unsecured Senior Notes”) as of September 30, 2016, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	41%
Secured Debt to Total Assets	Less than or equal to 40%	7%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	6.0x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	237%

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

Key Sources and Uses of Capital (In millions)					Key Items Remaining After 10/31/2016
	Low	High	Mid-Point
Sources of capital:
Net cash provided by operating activities after dividends	$115	$135	$125
Incremental debt	424	304	364
Dispositions (1)	300	400	350		$142
Common equity/sales of available-for-sale equity securities	1,358	1,458	1,408	(2)	$168
Total sources of capital	$2,197	$2,297	$2,247

Uses of capital:
Acquisitions	$1,085	$1,135	$1,110	(3)	$140
Improvement in leverage	175	175	175	(4)
Construction	785	835	810
7.00% Series D preferred stock repurchases	152	152	152	(5)
Total uses of capital	$2,197	$2,297	$2,247

Incremental debt (included above):
Issuance of unsecured senior notes payable	$350	$350	$350
Assumption of secured note payable	203	203	203	(3)
Borrowings – secured construction loans	250	300	275
Repayments of secured notes payable	(266)	(366)	(316)		$(76)
Repayment of unsecured senior term loan	(200)	(200)	(200)
$1.65 billion unsecured senior line of credit/other	87	17	52
Incremental debt	$424	$304	$364

(1)	Refer to “Real Estate Asset Sales” of the “Value-Creation Projects and External Growth” section within this Item 2.

(2)
Includes net proceeds of $724.0 million upon future settlement of forward equity sales agreements executed in July 2016 to sell an aggregate of 7.5 million shares of our common stock, and net proceeds of $367.8 million and $147.7 million from sales of common stock under our ATM program during the first half of 2016 and in October 2016, respectively.

(3)
Includes the pending acquisition of One Kendall Square for $725.0 million, including the assumption of a $203.0 million secured note payable. The closing of the acquisition is expected shortly after obtaining approval for the assumption of the secured loan.

(4)	We expect to use $175 million of the proceeds from the forward sale of common stock (see footnote 2) to reduce our projected net debt to adjusted EBITDA – fourth quarter of 2016 annualized by 0.3x.

(5)	Includes the repurchase of 1.5 million shares of our 7.00% Series D cumulative preferred stock in October 2016.

The key assumptions behind the sources and uses of capital in the table above are a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors”; and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2015. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $115 million to $135 million of net cash flows from operating activities after payment of common stock and preferred stock dividends during 2016. For the year ending December 31, 2016, we expect that our highly leased value-creation projects, along with recently delivered projects, certain future projects, and contributions from Same Properties, will provide for significant increases compared to the year ended December 31, 2015, in rental revenue, net operating income, and cash flows. Refer to “Cash Flows” within this Item 2 for a discussion of net cash provided by operating activities for the nine months ended September 30, 2016.

Real estate dispositions

We expect to continue the disciplined execution of select sales of non-strategic land and non-core/“core-like” operating assets. The sale of non-strategic land and non-core/“core-like” operating assets provides a significant source of capital to fund our highly leased value-creation development and redevelopment projects. We may also consider additional sales of partial interest in core Class A properties and/or development projects. For 2016, we expect to sell real estate ranging from $300 million to $400 million.

For additional information, refer to “Assets Located in Asia” in Note 14 – “Assets Classified as Held for Sale” to our unaudited consolidated financial statements under Item 1 of this report and “Real Estate Asset Sales” of “Value-Creation Projects and External Growth” within this Item 2.

Liquidity

The following table presents the availability under our $1.65 billion unsecured senior line of credit, secured construction loans, available-for-sale equity securities, and cash and cash equivalents as of September 30, 2016 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
$1.65 billion unsecured senior line of credit	L+1.00%	$1,650,000	$416,000	$1,234,000
75/125 Binney Street/Greater Boston	L+1.35%	250,400	210,464	39,936
50/60 Binney Street/Greater Boston	L+1.50%	350,000	213,969	136,031
100 Binney Street/Greater Boston	L+2.00%	304,281	64,256	240,025
		$2,554,681	$904,689	1,649,992
Available-for-sale equity securities, at fair value				69,007
Cash and cash equivalents				157,928
Total liquidity				$1,876,927

Refer to Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our secured construction loans.

We use our $1.65 billion unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties. Borrowings under the $1.65 billion unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended $1.65 billion unsecured line of credit agreement plus, in either case, the Applicable Margin. The Eurocurrency Rate specified in the amended $1.65 billion unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate means, for any day, a fluctuating rate per annum, equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time, by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our $1.65 billion unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

Debt

We expect to fund a significant portion of our capital needs in 2016 from the issuance of unsecured senior notes payable, borrowings available under existing secured construction loans, borrowings available under our $1.65 billion unsecured senior line of credit, and assumed secured notes payable.

During the nine months ended September 30, 2016, we repaid five secured notes payable aggregating $231.0 million with a weighted-average effective interest rate of 5.29%.

In June 2016, we entered into a definitive agreement to acquire One Kendall Square, with seven-buildings aggregating 644,771 RSF that is 98.5% occupied, and a 1,530-space parking garage. In connection with the acquisition, the purchase price of $725.0 million includes the assumption of a $203.0 million secured note payable. The secured note payable has a maturity date of February 2024 and an interest rate of 4.82%. We expect to obtain approval by the lender for the loan assumption and complete this acquisition in the fourth quarter of 2016.

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

On July 29, 2016, we amended our unsecured senior line of credit and increased aggregate commitments available for borrowing by $150 million to an aggregate of $1.65 billion, extended the maturity date to October 29, 2021, which includes two, six-months options to extend, reduced the interest rate on outstanding borrowings to LIBOR+1.00% from LIBOR+1.10%, and modified certain financial covenant computations and other non-financial covenants. In addition, we amended our 2019 and 2021 Unsecured Senior Bank Term Loans to conform the financial covenant computations and other non-financial covenants to our unsecured senior line of credit and completed a partial principal repayment of $200.0 million of our 2019 Unsecured Senior Bank Term Loan, reducing the total outstanding balance from $600 million to $400 million. Refer to Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Cash and cash equivalents

As of September 30, 2016, and December 31, 2015, we had $157.9 million and $125.1 million, respectively, of cash and cash equivalents. We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our $1.65 billion unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distribution to noncontrolling interests, scheduled debt repayments, and certain capital expenditures, including expenditures related to construction activities.

Restricted cash

Restricted cash consisted of the following as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Funds held in trust under the terms of certain secured notes payable	$6,664	$15,906
Funds held in escrow related to construction projects and investing activities	6,041	10,040
Other	3,701	2,926
Total	$16,406	$28,872

“At the market” common stock offering program

During the six months ended June 30, 2016, we completed our “at the market” common stock offering program that was established in December 2015, which allowed us to sell up to an aggregate of $450.0 million of our common stock. During the three months ended December 31, 2015, we sold an aggregate of 832,982 shares of common stock for gross proceeds of $75.0 million, or $90.04 per share, and net proceeds of approximately $73.4 million. During the six months ended June 30, 2016, we sold an aggregate of 3.9 million shares of common stock for gross proceeds of $374.3 million, or $94.80 per share, and net proceeds of approximately $367.8 million. We used the proceeds from the sales to reduce amounts outstanding under our unsecured senior line of credit. As of September 30, 2016, there was no remaining availability under our “at the market” program. There were no shares sold under our ATM program during the three months ended September 30, 2016.

In October 2016, we established another “at the market” common stock offering program, which allows us to sell up to an aggregate of $600.0 million of our common stock. In October 2016, we sold an aggregate of 1.4 million shares of common stock for gross proceeds of $150.0 million, or $104.28 per share, and net proceeds of approximately $147.7 million.

Forward equity sales agreements

In July 2016, we executed an offering, subject to forward equity sales agreements, to sell an aggregate of 7.5 million shares of common stock, including 975,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares of our common stock, at a public offering price of $101.00 per share, subject to customary contractual price adjustments. Net proceeds, after issuance costs and underwriters’ discount, of $724.0 million, will be further adjusted as provided in the forward equity sales agreements. The forward equity sales agreements permitted us to lock in the price of the shares (subject to certain adjustments) to fund the pending acquisition of One Kendall Square, located in East Cambridge, to lower net debt to adjusted EBITDA by 0.3x, and to fund construction. We expect to settle the forward equity sales agreements by issuing the common stock after obtaining approval by the lender to assume the One Kendall Square loan and completing the acquisition of One Kendall Square.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, the balancing of our use of incremental debt capital.

We hold interests, with certain third parties, in companies that we consolidate in our financial statements. These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities.

We also hold interests, together with certain third parties, in real estate joint ventures that are not consolidated in our financial statements. The following table presents information related to debt held by one of our unconsolidated real estate joint ventures (dollars in thousands):

Tranche	Maturity Date		Stated Rate	Outstanding Balance	Remaining Commitments	Total
Fixed rate	April 1, 2017	(1)	5.25%	$173,226	$2,015	$175,241
Floating rate (2)	April 1, 2017	(1)	L+3.75%	8,081	29,878	37,959
				181,307	$31,893	$213,200
Unamortized deferred financing costs				235
				$181,072

(1)	We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions.

(2)	Borrowings under the floating rate tranche have an interest rate floor equal to 5.25% and are subject to an interest rate cap on LIBOR of 3.50%.

Uses of capital

One Kendall Square acquisition

One of our uses of capital relates to the pending acquisition of One Kendall Square, a 644,771 RSF, seven-building collaborative science and technology campus in the east of our key Cambridge urban innovation cluster submarket located in Greater Boston. The purchase price is $725 million, which includes the assumption of a $203.0 million secured note payable. We expect to obtain approval by the lender for the loan assumption in the coming months and complete the acquisition soon thereafter. Refer to “Forward Equity Sales Agreements” under “Sources of Capital” immediately above, and “Acquisitions” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report.

Torrey Ridge Science Center acquisition

In October 2016, we acquired the Torrey Ridge Science Center, a 294,993 RSF, three-building collaborative life science campus located in the heart of our Torrey Pines submarket of San Diego, for a purchase price of $182.5 million. The campus is 87.1% occupied, and we expect to achieve an initial stabilized cash yield of 6.8% at stabilization in the first half of 2018 upon completion of near-term renewals/re-leasing of acquired below-market leases and the conversion of 75,953 RSF existing shell and office space into office/laboratory space.

88 Bluxome Street acquisition

We have an executed agreement for the acquisition of 88 Bluxome Street in our Mission Bay/SoMa submarket of San Francisco for a purchase price of $140.0 million. We are pursuing entitlements for the ground-up development of 1,070,925 RSF, which represents estimated total anticipated RSF upon completion of entitlements for construction of two office buildings in separate phases. The closing date of this acquisition may be deferred to the first quarter of 2017. Upon completion of the acquisition, the seller may lease the property for a term of one year or more depending on certain factors.

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, predevelopment, and construction of properties. We currently have projects in our external growth pipeline aggregating 2.5 million RSF of office/laboratory and tech office space, including two unconsolidated real estate joint venture development projects. We incur capitalized construction costs related to development, redevelopment, predevelopment, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “Summary of Capital Expenditures” of “Value-Creation Projects and External Growth” within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2016 and 2015, of $40.8 million and $27.8 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, aggregating $10.5 million and $9.8 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. When construction activities cease, the asset is transferred out of CIP and classified as rental property. Also, if vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel is classified as land held for future development. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $5.1 million for the nine months ended September 30, 2016.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the nine months ended September 30, 2016 and 2015, were $23.9 million and $50.5 million, respectively, of which $9.4 million and $9.7 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

7.00% Series D cumulative convertible preferred stock redemption

During the nine months ended September 30, 2016, we repurchased 3.0 million shares of our 7.00% Series D cumulative convertible preferred stock at an aggregate price of $98.6 million, or $32.72 per share. We recognized a preferred stock redemption charge of $25.6 million during the nine months ended September 30, 2016, including the write-off of original issuance costs of approximately $2.4 million.

In October 2016, we repurchased 1.5 million shares of our 7.00% Series D cumulative convertible preferred stock at an aggregate price of $52.8 million, or $36.07 per shares. As of October 31, 2016, the par value of 7.00% Series D stock outstanding was $125.2 million.

Contractual obligations and commitments

Contractual obligations as of September 30, 2016, consisted of the following (in thousands):

		Payments by Period
	Total	2016	2017-2018	2019-2020	Thereafter
Secured and unsecured debt (1) (2)	$4,361,113	$807	$294,563	$1,191,297	$2,874,446
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	886,448	31,500	260,943	216,534	377,471
Estimated interest payments on variable-rate debt (4)	12,698	1,985	10,560	153	—
Ground lease obligations	607,257	2,788	26,592	22,586	555,291
Other obligations	6,137	402	3,431	1,926	378
Total	$5,873,653	$37,482	$596,089	$1,432,496	$3,807,586

(1)	Amounts represent principal amounts due and exclude unamortized premiums, discounts, and deferred financing costs reflected on the consolidated balance sheets.

(2)	Payment dates reflect any extension options that we control.

(3)
Estimated interest payments on our fixed-rate and hedged variable-rate debt are based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt are based on the interest rates in effect as of September 30, 2016.

Secured notes payable

Secured notes payable as of September 30, 2016, consisted of nine notes secured by 17 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.34% as of September 30, 2016. As of September 30, 2016, the total book values of rental properties, land held for future development, and CIP securing debt were approximately $1.7 billion. As of September 30, 2016, our secured notes payable, including unamortized discounts and deferred financing cost, were composed of approximately $419.3 million and $370.2 million of fixed-rate/hedged variable-rate debt and variable-rate debt, respectively.

Estimated interest payments

Estimated interest payments on our fixed-rate debt and hedged variable-rate debt were calculated based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates, and scheduled maturity dates. As of September 30, 2016, approximately 86% of our debt was fixed-rate debt or variable-rate debt subject to interest rate hedge agreements. Refer to Note 9 – “Interest Rate Hedge Agreements” under Item 1 of this report for further information. The remaining 14% of our debt as of September 30, 2016, was unhedged variable-rate debt based primarily on LIBOR. Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of September 30, 2016. Refer to Note 8 – “Secured and Unsecured Senior Debt” under Item 1 of this report for additional information regarding our debt.

Interest rate hedge agreements

We utilize interest rate derivatives to hedge a portion of our exposure to volatility in variable interest rates primarily associated with our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and variable-rate secured construction loans. Our derivative instruments include interest rate swaps and interest rate caps.

On June 30, 2016, we executed two interest rate cap agreements to hedge the cash flows and manage our exposure to interest rate movements related to our variable-rate construction loan secured by our property located at 100 Binney Street. The agreements are effective from July 29, 2016, through April 20, 2019, and will cap LIBOR at 2.00% for two notional amounts, based on scheduled increases over the term of the cap, aggregating $40 million as of September 30, 2016, and up to $150 million of the initial loan commitment total.

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

We have entered into master derivative agreements with each respective counterparty. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our counterparties to address and minimize certain risks associated with our interest rate swap agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate swap agreements, these agreements are spread among various counterparties. As of September 30, 2016, the largest aggregate notional amount in effect at any single point in time with an individual counterparty under our interest rate swap agreements was $200 million. If one or more of our counterparties fail to perform under our interest rate swap agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate swap agreements.

Ground lease obligations

Ground lease obligations as of September 30, 2016, included leases for 29 of our properties, which accounted for approximately 15% of our total number of properties and three land development parcels. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $10.0 million as of September 30, 2016, our ground lease obligations have remaining lease terms ranging from approximately 40 to 100 years, including extension options.

Commitments

As of September 30, 2016, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $636.5 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We have a commitment to contribute our share of equity into one of our unconsolidated real estate joint ventures to complete the development of buildings aggregating approximately 422,980 RSF by 2018. Our share of estimated costs to complete this project is approximately $240 to $280 per RSF as of September 30, 2016. Our obligation to provide additional funding to our other unconsolidated real estate joint venture is currently minimal. We are also committed to funding approximately $99.7 million for certain non-real estate investments over the next several years.

In addition, we have letters of credit and performance obligations aggregating $18.6 million primarily related to our construction management requirements in North America.

As of September 30, 2016, two of our tenants in our Greater Boston and San Diego markets hold options to purchase from us property leased by each tenant, pursuant to fixed-price options under their respective lease agreements. The purchase options are exercisable no later than December 29, 2017.

Our property subject to a fixed-price purchase option in Greater Boston had a net book value of $52.7 million as of September 30, 2016, and the purchase price of $65.7 million, excluding any customary and ordinary closing costs. The purchase price falls into a range from fair market value to below fair market value, which may result in a tenant acquisition of the property under the option.

Our property subject to a purchase option in San Diego is one of our older properties and had a net book value of $8.3 million as of September 30, 2016. The option is exercisable at the purchase price of $20.8 million, excluding any customary and ordinary closing costs. The purchase price exceeds the property fair market value.

As of September 30, 2016, these properties did not meet the criteria for classification as held for sale.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Net cash provided by operating activities	$291,851	$246,411	$45,440
Net cash used in investing activities	$(715,301)	$(557,490)	$(157,811)
Net cash provided by financing activities	$457,720	$301,638	$156,082

Operating activities

Cash flows provided by operating activities for the nine months ended September 30, 2016 and 2015, consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Net cash provided by operating activities	$291,851	$246,411	$45,440
Add: changes in operating assets and liabilities	29,706	29,619	87
Net cash provided by operating activities before changes in operating assets and liabilities	$321,557	$276,030	$45,527

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the timing of completion of development projects, the timing of completion of redevelopment projects, and the timing of acquisitions of operating properties. Net cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2016, increased by $45.5 million, or 16.5%, to $321.6 million, compared to $276.0 million for the nine months ended September 30, 2015. This increase was primarily attributable to an increase in total net operating income, on a cash basis, of $46.4 million, or 12.0%, to $433.8 million for the nine months ended September 30, 2016, compared to $387.4 million for the nine months ended September 30, 2015, as a result of our highly leased development and redevelopment projects placed into service subsequent to January 1, 2015 and increases in our same property average occupancy and rental rates on lease renewals and re-leasing of space since January 1, 2015.

Investing activities

Cash flows used in investing activities for the nine months ended September 30, 2016 and 2015, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2016		2015	Change
Proceeds from sales of real estate	$27,332	(1)	$92,455	$(65,123)
Additions to real estate	(638,568)		(362,215)	(276,353)
Purchase of real estate	(18,108)		(248,933)	230,825
Deposits for investing activities	(54,998)		(6,707)	(48,291)
Additions to investments	(68,384)		(67,965)	(419)
Sales of investments	35,295		39,590	(4,295)
Repayment of notes receivable	9,054		4,264	4,790
Other	(6,924)		(7,979)	1,055
Net cash used in investing activities	$(715,301)		$(557,490)	$(157,811)

(1) Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Value-creation opportunities and external growth

For information on our key development and redevelopment projects for the nine months ended September 30, 2016, refer to “Development, Redevelopment, and Future Value-Creation Projects” located earlier within this Item 2.

Financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2016 and 2015, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2016		2015	Change
Borrowings from secured notes payable	$215,330		$47,375	$167,955
Repayments of borrowings from secured notes payable	(234,096)		(12,217)	(221,879)
Proceeds from issuance of unsecured senior notes payable	348,604		—	348,604
Borrowings from $1.65 billion unsecured senior line of credit	2,349,000		1,432,000	917,000
Repayments of borrowings from $1.65 billion unsecured senior line of credit	(2,084,000)		(893,000)	(1,191,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)		(25,000)	(175,000)
Changes related to debt	394,838		549,158	(154,320)

Repurchase of 7.00% Series D cumulative convertible preferred stock	(98,633)		—	(98,633)
Proceeds from the issuance of common stock	367,802		5,052	362,750
Dividend payments	(195,453)		(181,020)	(14,433)
Contributions from and sale of noncontrolling interests	68,621	(1)	340	68,281
Distributions to and purchase of noncontrolling interests	(62,605)		(62,973)	368
Other	(16,850)		(8,919)	(7,931)
Net cash provided by financing activities	$457,720		$301,638	$156,082

(1) Refer to “Investments in Consolidated Real Estate Joint Ventures” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Dividends

During the nine months ended September 30, 2016 and 2015, we paid the following dividends (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Common stock dividends	$177,966	$162,280	$15,686
7.00% Series D convertible preferred stock dividends	11,198	12,451	(1,253)
6.45% Series E redeemable preferred stock dividends	6,289	6,289	—
	$195,453	$181,020	$14,433

The increase in dividends paid on our common stock was primarily due to an increase in the related dividends to $2.37 per common share paid during the nine months ended September 30, 2016, from $2.25 per common share paid during the nine months ended September 30, 2015, and partially due to the increase in number of common shares outstanding for comparative periods. The decrease in dividends paid on our 7.00% Series D convertible preferred stock was primarily due to the decrease in number of shares outstanding for the comparative periods.

Inflation

As of September 30, 2016, approximately 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured construction loans.

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2015, for a discussion of our critical accounting policies, which include rental properties, land held for future development, CIP, impairment of long-lived assets, capitalization of costs, accounting for investments, interest rate hedge agreements, recognition of rental income and tenant recoveries, and monitoring of tenant credit quality. There were no significant changes to these policies during the nine months ended September 30, 2016.

Non-GAAP measures and definitions

This section contains additional information of certain non-GAAP financial measures and the reasons why we use these supplemental measures of performance, as well as the definitions of other terms used in this report.

FFO and FFO, as adjusted (attributable to Alexandria Real Estate Equities, Inc.’s common stockholders)

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the NAREIT Board of Governors established the measurement tool of FFO. Since its introduction, FFO has become a widely used non-GAAP financial measure among equity REITs. We believe that FFO is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that FFO, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences recognized because of investment and disposition decisions, financing decisions, capital structures, and capital market transactions. We compute FFO in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance (the “NAREIT White Paper”). The NAREIT White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels) plus real estate-related depreciation and amortization, and after adjustments for our share of consolidated and unconsolidated partnerships and real estate joint ventures. Impairments represent the write-down of assets when fair value over the recoverability period is less than the carrying value due to changes in general market conditions which do not necessarily reflect the operating performance of the properties during the corresponding period.

We compute FFO, as adjusted, as FFO calculated in accordance with the NAREIT White Paper less/plus significant gains/losses on the sale of investments, plus losses on early extinguishment of debt, preferred stock redemption charges, impairments of non-depreciable real estate and land parcels, impairments of non-real estate investments, deal costs, and the amount of such items that is allocable to our unvested restricted stock awards. Neither FFO nor FFO, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

The following table presents a reconciliation of net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, the most directly comparable financial measure calculated and presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, for the periods below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$5,452	$32,659	$(126,014)	$81,736
Depreciation and amortization	77,133	67,953	218,168	189,044
Noncontrolling share of depreciation and amortization from consolidated JVs	(2,224)	—	(6,751)	—
Our share of depreciation and amortization from unconsolidated JVs	658	445	2,052	1,079
Impairment of real estate – rental properties	6,293	—	94,688	14,510
Gain on sales of real estate – land parcels	(90)	—	(90)	—
Allocation to unvested restricted stock awards	(438)	(698)	(14)	(1,231)
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted (1)	86,784	100,359	182,039	285,138
Non-real estate investment income	—	(5,378)	(4,361)	(5,378)
Impairments of real estate – land parcels and non-real estate investments	4,886	—	101,028	—
Loss on early extinguishment of debt	3,230	—	3,230	189
Preferred stock redemption charge	13,095	—	25,614	—
Allocation to unvested restricted stock awards	(359)	67	(1,736)	53
FFO attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$107,636	$95,048	$305,814	$280,002

(1)	Calculated in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance.

The following table presents a reconciliation of net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, for the periods below. Amounts allocable to unvested restricted stock awards are not material and are not presented separately within the table below. Per share amounts may not add due to rounding.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016		2015	2016		2015
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$0.07		$0.46	$(1.69)		$1.14
Depreciation and amortization	0.97		0.95	2.85		2.65
Impairment of real estate – rental properties	0.08		—	1.27		0.20
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted (1)	1.12		1.40	2.43		3.99
Non-real estate investment income	—		(0.08)	(0.06)		(0.08)
Impairments of real estate – land parcels and non-real estate investments	0.06		—	1.34		—
Loss on early extinguishment of debt	0.04		—	0.04		—
Preferred stock redemption charge	0.17		—	0.34		—
FFO per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.39		$1.33	$4.09		$3.92

Weighted average shares of common stock outstanding for calculating FFO per share and FFO, as adjusted, per share – diluted	77,402	(2)	71,500	74,778	(2)	71,426

See footnotes in the preceding table.

(1)	Calculated in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance.

(2)
Shares reflect the dilutive impact of our forward equity sales agreements. Refer to Note 12 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information on forward equity sales agreements and the definition of weighted-average shares – diluted within this section.

Adjusted EBITDA and Adjusted EBITDA margins

We use Adjusted EBITDA as a supplemental performance measure of our core operations for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments. We believe Adjusted EBITDA provides investors relevant and useful information because it allows investors to view income from our operations on an unleveraged basis before the effects of taxes, depreciation and amortization, stock compensation expense, gains or losses on early extinguishment of debt, and sales of real estate, and impairments.

By excluding interest expense and gains or losses on early extinguishment of debt, Adjusted EBITDA allows investors to measure our performance independent of our capital structure and indebtedness. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods without the variances caused by the volatility of the expense (which depends on market forces outside our control). We believe that adjusting for the effects of impairments and gains/losses on sales of real estate allows investors to evaluate performance period-to-period on a consistent basis without having to account for differences recognized because of investment and disposition decisions. Adjusted EBITDA has limitations as measures of our performance. Adjusted EBITDA does not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While Adjusted EBITDA is a relevant measure of performance, it does not represent net income or cash flows from operations as defined by GAAP, and it should not be considered as an alternative to those indicators in evaluating performance or liquidity.

The following table reconciles net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$28,559	$39,699	$(69,591)	$103,137
Interest expense	25,850	27,679	75,730	77,583
Income taxes	355	1,392	2,374	3,838
Depreciation and amortization	77,133	67,953	218,168	189,044
Stock compensation expense	7,451	5,178	19,007	12,922
Loss on early extinguishment of debt	3,230	—	3,230	189
Gain on sales of real estate – land parcels	(90)	—	(90)	—
Impairment of real estate and non-real estate investments	11,179	—	196,302	14,510
Adjusted EBITDA	$153,667	$141,901	$445,130	$401,223

Revenues	$230,379	$218,610	$672,544	$619,519

Adjusted EBITDA Margins	67%	65%	66%	65%

Annualized base rent

Annualized base rent means the annualized fixed base rental amount in effect as of the end of the period, related to our operating RSF (using rental revenue in accordance with GAAP). Annualized base rent and measures computed using annualized base rent are presented at 100% for all properties under our management, including properties held by our consolidated and unconsolidated real estate joint ventures.

Average cash yield

See definition of initial stabilized yield (unlevered).

Cash interest

Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and debt premiums/discounts. See definition of fixed-charge coverage ratio for a reconciliation of interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest.

Class A properties and AAA locations

Class A properties are properties clustered in AAA locations that provide innovative tenants with high-quality, dynamic, and collaborative ecosystems that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Class A properties generally command higher annualized base rent than other classes of similar properties.

AAA locations are in close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space.

Fixed-charge coverage ratio

Fixed-charge coverage ratio is a non-GAAP financial measure representing the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy fixed financing obligations and preferred stock dividends. Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and amortization of debt (premiums) discounts. The fixed-charge coverage ratio calculation below is not directly comparable to the computation of ratio of earnings to fixed charges as defined in Item 503(d) of Regulation S-K and to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to our annual report on Form 10-K.

The following table presents a reconciliation of interest expense, the most directly comparable GAAP financial measure to cash interest and fixed charges (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA	$153,667	$141,901	$445,130	$401,223

Interest expense	25,850	27,679	75,730	77,583
Capitalized interest	14,903	8,436	40,790	27,844
Amortization of loan fees	(3,080)	(2,625)	(8,792)	(8,348)
Amortization of debt premium	5	100	117	282
Cash interest	37,678	33,590	107,845	97,361
Dividends on preferred stock	5,007	6,247	16,388	18,740
Fixed charges	$42,685	$39,837	$124,233	$116,101

Fixed-charge coverage ratio:
– period annualized	3.6x	3.6x	3.6x	3.5x
– trailing 12 months	3.6x	3.4x	3.6x	3.4x

Initial stabilized yield (unlevered)

Initial stabilized yield is calculated as the quotient of the estimated amounts of net operating income at stabilization and our investment in the property. Our initial stabilized yield excludes the impact of leverage. Our cash rents related to our value-creation projects are expected to increase over time due to contractual annual rent escalations, and our average cash yields are expected, in general, to be greater than our initial stabilized yields (cash basis). Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner, if there are significant changes to the expected project yields or costs.

•	Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term(s) of the lease(s), calculated on a straight-line basis.

•	Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed and our total cash investment in the property.

Average cash yield reflects cash rents, including contractual rent escalations after initial rental concessions have elapsed, calculated on a straight-line basis, and our total cash investment in the property.

Joint venture financial information

We present components of operating results and balance sheet information related to our joint ventures, which are not in accordance with or intended to be presentations in accordance with GAAP. We present the proportionate share of certain financial line items as follows: (i) for each real estate joint venture that we consolidate in our financial statements, but of which we own less than 100%, we apply the noncontrolling interest economic ownership percentage to each financial item to arrive at the amount of such noncontrolling interest share of each component presented; and (ii) for each real estate joint venture that we do not control, and do not consolidate, we apply our economic ownership percentage to each financial item to arrive at our proportionate share of each component presented.

The components of operating results and balance sheet information related to joint ventures do not represent our legal claim to those items. The joint venture agreement for each entity that we do not wholly own generally determines what equity holders can receive upon capital events, such as sales or refinancing, or in the event of a liquidation. Equity holders are normally entitled to their respective legal ownership of any residual cash from a joint venture only after all liabilities, priority distributions, and claims have been repaid or satisfied.

We believe this information can help investors estimate the impact of partially owned entities. Presenting this information provides a perspective not immediately available from consolidated results and one that can supplement consolidated financial statements for the potential impact of joint ventures on assets and liabilities, or revenues and expenses.

The components of operating results and balance sheet information related to joint ventures are limited as an analytical tool, as the overall economic ownership interest does not represent our legal claim to each of our joint ventures’ assets, liabilities, or results of operations. In addition, joint venture financial information may include financial information related to unconsolidated real estate joint ventures that we do not control. We believe that in order to facilitate a clear understanding of our operating results and our total assets and liabilities, joint venture financial information should be examined in conjunction with our consolidated statements of income and balance sheets. Joint venture financial information should not be considered an alternative to our consolidated financial statements, which are prepared in accordance with GAAP.

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

The following table reconciles debt to net debt and computes net debt to Adjusted EBITDA as of September 30, 2016, and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
Secured notes payable	$789,450		$809,818
Unsecured senior notes payable (1)	2,377,482		2,030,631
$1.65 billion unsecured senior line of credit	416,000		151,000
Unsecured senior bank term loans (1)	746,162		944,243
Unamortized deferred financing costs	31,420		30,103
Cash and cash equivalents	(157,928)		(125,098)
Restricted cash	(16,406)		(28,872)
Net debt	$4,186,180		$3,811,825

Adjusted EBITDA:
– quarter annualized	$614,668		$586,064
– trailing 12 months	$591,646		$547,739

Net debt to Adjusted EBITDA:
– quarter annualized	6.8	x	6.5	x
– trailing 12 months	7.1	x	7.0	x

(1)
Presented in accordance with the ASU adopted in January 2016 as discussed in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under item 1 of this report.

Previously disclosed ratios included the impact of pro rata adjustments for our consolidated and unconsolidated joint ventures. Beginning with the three months ended September 30, 2016, these ratios are calculated based on our consolidated results. When compared to currently disclosed ratios, previously disclosed net debt to Adjusted EBITDA, quarter annualized and trailing 12 months, were generally between 0.0x to 0.1x higher.

Net operating income

The following table reconciles income (loss) from continuing operations to total net operating income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$28,469	$39,699	$(69,681)	$103,180

Equity in (earnings) losses of unconsolidated joint ventures	(273)	(710)	270	(1,825)
General and administrative	15,854	15,143	46,426	44,519
Interest expense	25,850	27,679	75,730	77,583
Depreciation and amortization	77,133	67,953	218,168	189,044
Impairment of real estate	8,114	—	193,237	14,510
Loss on early extinguishment of debt	3,230	—	3,230	189
Total net operating income	$158,377	$149,764	$467,380	$427,200

Net operating income is a non-GAAP financial measure calculated as income (loss) from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding general and administrative expense, interest, depreciation and amortization, impairment of real estate, and gain/loss on early extinguishment of debt. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for evaluating the operating performance of our real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease revenue adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates the timing differences between the recognition of revenue in accordance with GAAP and the receipt of payments reflected in our consolidated results.

Further, we believe net operating income is useful to investors as a performance measure because, when compared across periods, net operating income reflects the impact on operations from trends in occupancy rates, rental rates, and operating costs, which provides a perspective not immediately apparent from income from continuing operations. Net operating income can be used to measure the initial stabilized yields of our properties by calculating the quotient of net operating income generated by a property on a straight-line basis, and our investment in the property, excluding the impact of leverage. Net operating income excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort comparability of operating performance at the property level. Impairments of real estate have been excluded in deriving net operating income because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and the deterioration in market conditions that adversely impact underlying real estate values. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to corporate strategy. Property operating expenses that are included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. We believe that in order to facilitate a clear understanding of our operating results, net operating income should be examined in conjunction with income from continuing operations as presented in our consolidated statements of income. Net operating income should not be considered as an alternative to income from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure of liquidity, or our ability to make distributions.

Operating statistics

We present certain operating statistics related to our properties, including number of properties, annualized base rent, annualized base rent per occupied RSF, occupancy, RSF, leasing activity, rental rates, and contractual lease expirations. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute operating statistics at 100% for all properties managed by us, including properties owned by our consolidated and unconsolidated real estate joint ventures.

Stabilized occupancy date

The stabilized occupancy date represents the estimated date on which the project is expected to reach occupancy of 95% or greater.

Same Property comparisons

Refer to the discussion of Same Properties in “Results of Operations” earlier within this Item 2.

Total market capitalization

Total market capitalization is equal to the sum of total equity market capitalization and total debt, as calculated in accordance with GAAP. Total equity market capitalization is equal to the sum of outstanding shares of 7.00% Series D cumulative convertible preferred stock, 6.45% Series E cumulative redeemable preferred stock, and common stock multiplied by the related closing price of each class of security at the end of each period presented.

Unencumbered net operating income as a percentage of total net operating income

Unencumbered net operating income as a percentage of total net operating income is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets, as it reflects primarily those income and expense items that are incurred at the unencumbered property level. We use unencumbered net operating income as a percentage of total net operating income in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under such debt obligations. Unencumbered net operating income is derived from assets classified in continuing operations, which are not subject to any mortgage, deed of trust, lien, or other security interest, as of the period for which income is presented.

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unencumbered net operating income	$137,943	$118,856	$400,027	$341,398
Encumbered net operating income	20,434	30,908	67,353	85,802
Total net operating income	$158,377	$149,764	$467,380	$427,200
Unencumbered net operating income as a percentage of total net operating income	87%	79%	86%	80%

Weighted-average shares – diluted

In July 2016, we executed forward equity sales agreements for an aggregate of 7.5 million shares of common stock at a public offering price of $101.00 per share less issuance costs and underwriters’ discount. The impact of the forward equity sales agreements was included in the computation of diluted EPS for the three months ended September 30, 2016 and diluted FFO per share for the three and nine months ended September 30, 2016, as the effect of these agreements was dilutive. The impact of the forward equity sales agreements was excluded from the calculation of diluted EPS for the nine months ended September 30, 2016 as the Company had a net loss during that period and, therefore, the effect of the forward equity sales agreements on EPS was antidilutive. Weighted average shares outstanding – diluted for the three months ended September 30, 2016 used in computation of EPS and for the three and nine months ended September 30, 2016 used in computation of diluted FFO per share, include shares from the dilutive impact of the forward equity sales agreements using the treasury method of accounting for these 7.5 million shares (assumed issuance of 7.5 million shares at the contractual price, less assumed repurchase of common shares at the average market price using the net proceeds of $724.0 million from the forward equity sales agreements). The impact to our weighted average shares – diluted for the three months ended September 30, 2016 (EPS and FFO per share) and nine months ended September 30, 2016 (FFO per share only) was 751 thousand and 252 thousand weighted average incremental shares, respectively.

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate hedge agreements are intended to reduce the effects of interest rate fluctuations. The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans and secured construction loans, after considering the effect of our interest rate hedge agreements, secured debt, and unsecured senior notes payable as of September 30, 2016 (in thousands):

Annualized impact to future earnings due to variable-rate debt:
Rate increase of 1%	$(4,460)
Rate decrease of 1%	$2,369

Effect on fair value of total consolidated debt and interest rate hedge agreements:
Rate increase of 1%	$(185,564)
Rate decrease of 1%	$190,439

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in existence on September 30, 2016. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities. We classify investments in publicly traded companies as available-for-sale and consequently recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of September 30, 2016 (in thousands):

Equity price risk:
Fair value increase of 10%	$32,099
Fair value decrease of 10%	$(32,099)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the respective local currencies. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity. Gains or losses will be reflected in our statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings, and the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of September 30, 2016 (in thousands):

Impact of potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$154
Rate decrease of 10%	$(154)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$11,835
Rate decrease of 10%	$(11,835)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the nine months ended September 30, 2016, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2016, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 23, 2014, the SEC adopted rules to make structural and operational reforms to address risks of investor runs in money market funds. These changes affect prime money market funds, which invest in corporate debt securities, differently than they do government money market funds, which invest in securities that are collateralized solely by government securities. The rules require a floating net asset value for institutional prime money market funds and also allow the funds to impose liquidity fees and redemption gates to further prevent large-scale investor runs. The rules provided for a two-year transition period that expired on October 15, 2016. In anticipation of this change, a substantial amount of assets across the broader market previously invested in prime money market funds had been moved to government money market funds, causing a reduction in the availability of bank unsecured funding for European and non-U.S. banks. Government money market funds are not available to foreign banks for their dollar-funding needs. As a result, in recent weeks, as the transition deadline neared and passed, a supply-and-demand mismatch for dollar funds has emerged from foreign banks, causing LIBOR to increase significantly. There can be no assurance that LIBOR will stabilize subsequent to the transition period for these new regulations or whether there will be continued pressure on LIBOR or significant volatility in LIBOR. Any volatility in LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments. We rely on interest rate hedge agreements to mitigate our exposure to such interest rate risk on a portion of our debt obligations. However, there is no assurance these arrangements will be effective in reducing our exposure to fluctuations in interest rates.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company	Form 10-Q	August 14, 1997
3.3*	Bylaws of the Company (as amended May 7, 2015)	Form 8-K	May 11, 2015
3.4*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.5*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.6*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.8*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.9*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.10*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
4.1*	Specimen certificate representing shares of common stock	Form 10-Q	May 5, 2011
4.2*	Specimen certificate representing shares of 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
4.3*	Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K	February 29, 2012

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
4.4*
Supplemental Indenture No. 1, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee
		Form 8-K	February 29, 2012
4.5*	Form of 4.60% Senior Note due 2022 (included in Exhibit 4.4 above)	Form 8-K	February 29, 2012
4.6*	Specimen certificate representing shares of 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-A	March 12, 2012
4.7*
Supplemental Indenture No. 2, dated as of June 7, 2013, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee
		Form 8-K	June 7, 2013
4.8*	Form of 3.90% Senior Note due 2023 (included in Exhibit 4.7 above)	Form 8-K	June 7, 2013
4.9*
Supplemental Indenture No. 3, dated as of July 18, 2014, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee
		Form 8-K	July 18, 2014
4.10*	Form of 2.750% Senior Note due 2020 (included in Exhibit 4.9 above)	Form 8-K	July 18, 2014
4.11*
Supplemental Indenture No. 4, dated as of July 18, 2014, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee
		Form 8-K	July 18, 2014
4.12*	Form of 4.500% Senior Note due 2029 (included in Exhibit 4.11 above)	Form 8-K	July 18, 2014
4.13*	Indenture, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.14*	Supplemental Indenture No. 1, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.15*	Form of 4.30% Senior Note due 2026 (included in Exhibit 4.14 above)	Form 8-K	November 17, 2015
4.16*	Supplemental Indenture No. 2, dated as of June 10, 2016, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	June 10, 2016
4.17*	Form of 3.95% Senior Note due 2027 (included in Exhibit 4.16 above)	Form 8-K	June 10, 2016
10.1
Fifth Amended and Restated Credit Agreement, dated as of July 29, 2016, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as Guarantor, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Chase Bank, N.A., and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as Co-Syndication Agents, Barclays Bank PLC, BBVA Compass, Capital One, National Association, Goldman Sachs Bank USA, Mizuho Bank, Ltd., Regions Bank, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, TD Bank, N.A., The Bank of Nova Scotia, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents
Filed herewith
10.2
First Amendment to Amended and Restated Term Loan Agreement, dated as of July 29, 2016, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as Guarantor, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as Co-Syndication Agents, Barclays Bank PLC, Capital One, N.A., Compass Bank, Credit Agricole Corporate and Investment Bank, Goldman Sachs Bank USA, HSBC Bank USA, National Association, Royal Bank of Canada, The Bank of Nova Scotia, and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Lead Book Runners
Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
10.3
First Amendment to Third Amended and Restated Term Loan Agreement, dated as of July 29, 2016, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as Guarantor, Citibank, N.A., as Administrative Agent, Royal Bank of Canada and The Bank of Nova Scotia, as Co-Syndication Agents, Compass Bank, Regions Bank, MUFG Union Bank, N.A., SunTrust Bank, TD Bank, N.A., Mizuho Bank (USA), and PNC Bank National Association, as Co-Documentation Agents, and Citigroup Global Markets Inc., RBC Capital Markets, and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Running Managers
Filed herewith
12.1	Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends		Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith
101
The following materials from the Company’s quarterly report on Form 10-Q for the nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015 (unaudited), (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the nine months ended September 30, 2016 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)
Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2016.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)