Form 10-K
period 2016-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2017-01-31
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $7.9 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2016.

As of January 17, 2017, 88,875,683 shares of common stock were outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 9, 2017.

INDEX TO FORM 10-K

ALEXANDRIA REAL ESTATE EQUITIES, INC.

GLOSSARY

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ASU	Accounting Standards Update
ATM	At the Market
BBA	British Bankers’ Association
BPS	Basis Points
CIP	Construction in Progress
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	U.S. Generally Accepted Accounting Principles
HVAC	Heating, Ventilation, and Air Conditioning
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IRS	Internal Revenue Service
JV	Joint Venture
LEED®	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
NAREIT	National Association of Real Estate Investment Trusts
NYSE	New York Stock Exchange
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SF	Square Feet/Foot
SoMa	South of Market submarket of San Francisco
U.S.	United States
VIE	Variable Interest Entity

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

As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes under Item 15 in this annual report on Form 10-K.

ITEM 1. BUSINESS

Overview

We are a Maryland corporation, formed in October 1994, that has elected to be taxed as a REIT for federal income tax purposes. We are an urban office REIT uniquely focused on collaborative life science and technology campuses in AAA innovation cluster locations. We consider AAA locations to be highly desirable for tenancy by life science and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. Founded in 1994, Alexandria pioneered this niche and has since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park.

Alexandria develops dynamic urban cluster campuses and vibrant ecosystems that enable and inspire the world’s most brilliant minds and innovative companies to create life-changing scientific and technological breakthroughs. We believe in the utmost professionalism, humility, and teamwork. Alexandria manages its properties through fully integrated regional teams with unparalleled real estate, life science, and technology expertise. We are known for our high-quality and diverse tenant base. Our tenants include multinational pharmaceutical companies; public and private biotechnology companies; life science product and service, medical device companies; digital health, and technology companies; academic and medical research institutions; U.S. government research agencies; non-profit companies; and venture capital firms. Alexandria has a longstanding and proven track record of developing Class A properties clustered in urban life science and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. For additional information on Alexandria, please visit www.are.com.

As of December 31, 2016, Alexandria’s total market capitalization was $14.2 billion and our asset base in North America consisted of 25.2 million square feet, including 19.9 million RSF of operating properties and development and redevelopment of new Class A properties (under construction or pre-construction), and 5.3 million square feet of future ground-up development projects. These operating properties and development projects include nine properties that are held by consolidated real estate joint ventures and one property that is held by an unconsolidated real estate joint venture. Additional information regarding our consolidated and unconsolidated real estate joint ventures is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K. The occupancy percentage of our operating properties in North America was 96.6% as of December 31, 2016. Our 10-year average occupancy rate of operating properties as of December 31, 2016, was 95.3%. Investment-grade tenants represented 49% of our annual rental revenue in effect as of December 31, 2016. The comparability of financial data from period to period is affected by the timing of our property acquisition, development, and redevelopment activities. Additional information regarding risk factors that may affect us is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Business objective and strategies

Our primary business objective is to maximize long-term asset value and shareholder returns based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A properties clustered in urban campuses. These key urban campus locations are characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They represent highly desirable locations for tenancy by life science and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, life science, and technology relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

The following chart summarizes the growth in annual rental revenue in effect as of December 31, 2016, compared to December 31, 2008, in our key cluster submarkets since 2008:

Our tenant base is broad and diverse within the life science and technology industries and reflects our focus on regional, national, and international tenants with substantial financial and operational resources. For a more detailed description of our properties and tenants, refer to “Item 2. Properties” in this annual report on Form 10-K. We have an experienced Board of Directors and are led by an executive and senior management team with extensive experience in the real estate, life science, and technology industries.

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

Development

A key component of our business model is our value-creation development projects. Our development strategy is primarily to pursue selective projects with significant pre-leasing where we expect to achieve appropriate investment returns and generally match a source of funds for this use. Our value-creation development projects focus on high-quality, generic, and reusable office/laboratory or tech office space to meet the real estate requirements of our diverse group of tenants.

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

•	Minimizing the amount of near-term debt maturities in a single year;

•	Maintaining low to modest leverage;

•	Minimizing variable interest rate risk;

•	Generating high-quality, strong, and increasing operating cash flows;

•	Selectively selling real estate assets, including land parcels and non-core/“core-like” operating assets, and investing the proceeds into our highly leased value-creation development projects;

•	Allocating capital to Class A properties located in world-class collaborative life science and technology campuses in AAA urban innovation clusters;

•	Maintaining geographic diversity in stable-value urban intellectual centers of innovation;

•	Selectively acquiring high-quality office/laboratory and tech office properties in our target urban innovation cluster submarkets at prices that enable us to realize attractive returns;

•	Selectively developing properties in our target urban innovation cluster submarkets;

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

Competition

In general, other office/laboratory and tech office properties are located in close proximity to our properties. The amount of rentable space available in any market could have a material effect on our ability to rent space and on the rents that we can earn. In addition, we compete for investment opportunities with other REITs, insurance companies, pension and investment funds, private equity entities, partnerships, developers, investment companies, owners/occupants, and foreign investors. Many of these entities have substantially greater financial resources than we do and may be able to invest more than we can or accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the geographic concentration of their investments. In addition, as a result of their financial resources, our competitors may offer more free rent concessions, lower rental rates, or higher tenant improvement allowances in order to attract tenants. These leasing incentives could hinder our ability to maintain or raise rents and attract or retain tenants. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell. Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years. However, we believe we have differentiated ourselves from our competitors, as we are the first and only publicly traded urban office REIT to focus primarily on the office/laboratory real estate niche, with world-class collaborative life science and technology campuses in AAA innovation cluster locations, and we have many of the most important relationships in the life science industry.

Financial information about our reportable segment

Refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for information about our one reportable segment.

Regulation

General

Properties in our markets are subject to various laws, ordinances, and regulations, including regulations relating to common areas. We believe we have the necessary permits and approvals to operate each of our properties.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to incur substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

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

Available information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to the foregoing reports, are available, free of charge, through our corporate website at www.are.com as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The current charters of our Board of Directors’ Audit, Compensation, and Nominating & Governance Committees, along with our corporate governance guidelines and Business Integrity Policy and Procedures for Reporting Non-Compliance (the “Business Integrity Policy”), are also available on our corporate website. Additionally, any amendments to, and waivers of, our Business Integrity Policy that apply to our Chief Executive Officer and Chief Financial Officer will be available free of charge on our corporate website in accordance with applicable SEC and NYSE requirements. Written requests should be sent to Alexandria Real Estate Equities, Inc., 385 East Colorado Boulevard, Suite 299, Pasadena, California 91101, Attention: Investor Relations. Further, a copy of this annual report on Form 10-K is located at the SEC’s Conventional Reading Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Conventional Reading Room can be obtained by calling the SEC at 1-800-SEC-0330. The public may also download these materials from the SEC’s website at www.sec.gov.

Employees

As of December 31, 2016, we had 285 employees. We believe that we have good relations with our employees. We have adopted a Business Integrity Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified annually.

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

We may fail to obtain the financial results expected from development or redevelopment projects.
There are significant risks associated with development and redevelopment projects, including the possibility that:

•	We may not complete development or redevelopment projects on schedule or within budgeted amounts;

•	We may be unable to lease development or redevelopment projects on schedule or within budgeted amounts;

•	We may encounter project delays or cancellations due to unavailability of necessary construction materials;

•	We may expend funds on, and devote management’s time to, development and redevelopment projects that we may not complete;

•	We may abandon development or redevelopment projects after we begin to explore them, and as a result, we may lose deposits or fail to recover costs already incurred;

•	Market and economic conditions may deteriorate, which can result in lower-than-expected rental rates;

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

•
Tenants that have pre-leased our development or redevelopment projects may file for bankruptcy or become insolvent, adversely affecting the income produced by, and the value of; our properties or requiring us to change the scope of the project, potentially resulting in higher construction costs and lower financial returns;

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

If we default under the terms of a ground lease obligation, we may lose the ownership rights to the property subject to the lease. Upon expiration of a ground lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase in rental expense could have a material adverse effect on our financial condition, results of operations, and cash flows, and our ability to satisfy our debt service obligations and pay distributions to our stockholders, as well as the market price of our common stock. Refer to “Ground Lease Obligations” in the “Sources and Uses of Capital” section under Item 7 of this annual report on Form 10-K for additional information on our ground lease obligations.

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

As of December 31, 2016, we had several consolidated and unconsolidated real estate joint ventures in which we shared ownership and decision-making power with one or more parties. Our joint venture partners must agree in order for the applicable joint venture to take specific major actions, including budget approvals, acquisitions, sales of assets, debt financing, executing lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between us and our partners may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.

We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs on to tenants.

Our properties are subject to increases in operating expenses, including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. As of December 31, 2016, approximately 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. However, we cannot be certain that our tenants will be able to bear the full burden of these higher costs or that such increased costs will not lead them, or other prospective tenants, to seek space elsewhere. If operating expenses increase, the availability of other comparable space in the markets we operate in may hinder or limit our ability to increase our rents. Additionally, if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our stockholders.

The cost of maintaining the quality of our properties may be higher than anticipated, which can result in reduced cash flows and profitability.

If our properties are not as attractive to current and prospective tenants in terms of rent, services, condition, or location as properties owned by our competitors, we could lose tenants or suffer lower rental rates. As a result, we may, from time to time, be required to make significant capital expenditures to maintain the competitiveness of our properties. However, there can be no assurances that any such expenditures would result in higher occupancy or higher rental rates or deter existing tenants from relocating to properties owned by our competitors.

Our inability to renew leases or re-lease space on favorable terms as leases expire may significantly affect our business.

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If tenants experience a downturn in their business or other types of financial distress, they may be unable to make timely payments under their leases. Also, if our tenants terminate early or decide not to renew their leases, we may not be able to re-lease the space. Even if tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions, and lease commissions, may be less favorable to us than current lease terms. Consequently, we could generate less cash flows from the affected properties than expected, which could negatively impact our business. We may have to divert cash flows generated by other properties to meet our debt service payments, if any, or to pay other expenses related to owning the affected properties.

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

If our properties do not generate revenues sufficient to meet our operating expenses, including our debt service obligations and capital expenditures, we may have to borrow additional amounts to cover fixed costs and cash flow needs. This could adversely affect our ability to make distributions to our stockholders. Factors that could adversely affect the revenues we generate from, and the values of, our properties include:

•	National, local, and worldwide economic conditions;

•	Competition from other properties;

•	Changes in the life science and technology industries;

•	Real estate conditions in our target markets;

•	Our ability to collect rent payments;

•	The availability of financing;

•	Changes to the financial and banking industries;

•	Changes in interest rate levels;

•	Vacancies at our properties and our ability to re-lease space;

•	Changes in tax or other regulatory laws;

•	The costs of compliance with government regulation;

•	The lack of liquidity of real estate investments; and

•	Increases in operating costs.

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

Failure to meet market expectations, particularly with respect to funds from operations per share, earnings estimates, operating cash flows, and revenues, would likely result in a decline and/or increased volatility in the market price of our common stock or other outstanding securities.

The price per share of our stock may fluctuate significantly.

The market price per share of our common stock may fluctuate significantly in response to many factors, including, but not limited to:

•	The availability and cost of debt and/or equity capital;

•	The condition of our balance sheet;

•	Actual or anticipated capital requirements;

•	The condition of the financial and banking industries;

•	Actual or anticipated variations in our quarterly operating results or dividends;

•	The amount and timing of debt maturities and other contractual obligations;

•	Changes in our funds from operations or projections;

•	The publication of research reports and articles about us, our tenants, the real estate industry, or the life science and technology industries;

•	The general reputation of REITs and the attractiveness of their equity securities in comparison to other debt or equity securities (including securities issued by other real estate-based companies);

•	General stock and bond market conditions, including changes in interest rates on fixed-income securities, that may lead prospective stockholders to demand a higher annual yield from future dividends;

•	Changes in our analyst ratings;

•	Changes in our corporate credit rating or credit ratings of our debt or other securities;

•	Changes in market valuations of similar companies;

•	Adverse market reaction to any additional debt we incur in the future;

•	Additions or departures of key management personnel;

•	Actions by institutional stockholders;

•	Speculation in the press or investment community;

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

We cannot predict the effect, if any, of future sales of shares of our common stock on the market price of our common stock from time to time. Sales of substantial amounts of capital stock (including the conversion or redemption of preferred stock), or the perception that such sales may occur, could adversely affect prevailing market prices for our common stock. Refer to “Other Sources” in the “Sources and Uses of Capital” section under Item 7 in this annual report on Form 10-K.

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

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, or the incurrence of additional debt. Our Board of Directors may determine in the future to pay dividends on our common stock in cash, in shares of our common stock, or in a combination of cash and shares of our common stock. For example, we may declare dividends payable in cash or stock at the election of each stockholder, subject to a limit on the aggregate cash that could be paid. Any such dividend would be distributed in a manner intended to count in full toward the satisfaction of our annual distribution requirements and to qualify for the dividends paid deduction. While the IRS privately has ruled that such a dividend would so qualify if certain requirements are met, no assurances can be provided that the IRS would not assert a contrary position in the future. Moreover, a reduction in the cash yield on our common stock may negatively impact our stock price.

We have certain ownership interests outside the U.S. that may subject us to risks different from or greater than those associated with our domestic operations.

We have three operating properties in Canada and two operating properties in China. Acquisition, development, redevelopment, ownership, and operating activities outside the U.S. involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:

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

We hold equity investments in certain publicly traded companies and privately held entities primarily involved in the life science and technology industries. The valuation of these investments is affected by many external factors beyond our control, including, but not limited to, market prices, market conditions, the effect of healthcare reform legislation, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, and new collaborative agreements. Unfavorable developments with respect to any of these factors may have an adverse impact on the valuation of our equity investments.

Market and other external factors may negatively impact the liquidity of our non-real estate investments.

We make and hold investments in privately held life science and technology companies. These investments may be illiquid, which could impede our ability to realize the value at which these investments are carried if we are required to dispose of them. The lack of liquidity of these investments may make it difficult for us to sell these investments on a timely basis and may impair the value of these investments. If we are required to liquidate all or a portion of these investments quickly, we may realize significantly less than the amounts at which we had previously valued these investments. Any sales of these non-real estate investments may result in our recognizing a loss on such sales.

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

We depend upon the services and contributions of relatively few senior officers. The loss of services or contributions of any one of them may adversely affect our business, financial condition, and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of office/laboratory and tech office properties and with major tenants in the life science and technology industries. We cannot assure our stockholders that our senior officers will remain employed with us.

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

In addition, although we are not aware of any pending tax legislation that would adversely affect our ability to operate as a REIT, new legislation, including legislation that may be introduced from time to time as a result of a change in administration of the U.S government, as well as regulations, administrative interpretations, or court decisions, could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to our stockholders.

We are dependent on third parties to manage the amenities at our properties.

We retain third-party managers to manage certain amenities at our properties, such as restaurants, conference centers, exercise facilities, and parking garages. Our income from our properties may be adversely affected if these parties fail to provide quality services and amenities with respect to our properties. While we monitor the performance of these third parties, we may have limited recourse if we believe they are not performing adequately. In addition, these third-party managers may operate, and in some cases may own or invest in, properties that compete with our properties, which may result in conflicts of interest. As a result, these third-party managers may have made, and may in the future make, decisions that are not in our best interests.

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

The significant competition for business in our target markets could have an adverse effect on our operations. We compete for investment opportunities with:

•	Other REITs;

•	Insurance companies;

•	Pension and investment funds;

•	Private equity entities;

•	Partnerships;

•	Developers;

•	Investment companies;

•	Owners/occupants; and

•	Foreign investors, including sovereign wealth funds.

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

Poor economic conditions in our markets could adversely affect our business.

Our properties are primarily located in the following markets:

•	Greater Boston;

•	San Francisco;

•	New York City;

•	San Diego;

•	Seattle;

•	Maryland; and

•	Research Triangle Park.

As a result of our geographic concentration, we depend upon the local economic and real estate conditions in these markets. We are, therefore, subject to increased exposure (positive or negative) to economic, tax, and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in any of these markets. An economic downturn in any of these markets could adversely affect our operations and our ability to make distributions to stockholders. We cannot assure our stockholders that these markets will continue to grow or remain favorable to the life science and technology industries.

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

We are dependent on the life science and technology industries, and changes within these industries may adversely impact our revenues from lease payments and results of operations.

In general, our business strategy is to invest primarily in properties used by tenants in the life science and technology industries. Our business could be adversely affected if the life science and technology industries are impacted by an economic, financial, or banking crisis, or if the life science and technology industries migrate from the U.S. to other countries. Because of our industry focus, events within these industries may have a more pronounced effect on our results of operations and ability to make distributions to our stockholders than if we had more diversified investments. Also, some of our properties may be better suited for a particular life science and technology tenant and could require significant modification before we are able to re-lease space to another tenant. Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for office/laboratory and tech office properties at the time the leases are negotiated and the increases are proposed.

It is common for businesses in the life science and technology industries to undergo mergers or consolidations. Mergers or consolidations of life science and technology entities in the future could reduce the RSF requirements of our tenants and prospective tenants, which may adversely impact our revenues from lease payments and results of operations.

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

Our tenant base includes entities in the pharmaceutical, biotechnology, medical device, life science, technology, and related industries; academic institutions; government institutions; and private foundations. Our tenants base their research and development budgets on several factors, including the need to develop new products, the availability of government and other funding, competition, and the general availability of resources.

Research and development budgets fluctuate due to changes in available resources, research priorities, general economic conditions, institutional and government budgetary limitations, and mergers and consolidations of entities. Our business could be adversely impacted by a significant decrease in research and development expenditures by either our tenants or the life science and technology industries.

Additionally, our tenants include research institutions whose funding is largely dependent on grants from government agencies, such as the National Institutes of Health, the National Science Foundation, and similar agencies or organizations. U.S. government funding of research and development is subject to the political process, which is often unpredictable. Other programs, such as Homeland Security or defense, could be viewed by the government as higher priorities. Additionally, proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the National Institutes of Health and other U.S.

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

Inadequate intellectual property protections

•
The products and services provided by some of our tenants are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other inadequate protections could prevent them from enforcing or defending their proprietary technologies. These tenants may also face legal risks arising out of user-generated content.

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

Global macroeconomic conditions affect our tenants’ businesses. Developments such as the recent recession and instability in the banking and government sectors of the U.S., Europe, and Asia and/or the negative impact on economic growth resulting from the combination of government tax increases, debt policy, and spending restrictions, may have an adverse effect on our revenue growth and profitability. Volatile, negative, or uncertain economic conditions could undermine business confidence in our significant markets or in other markets and cause our tenants to reduce or defer their spending, which would negatively affect our business. Growth in the markets we serve could be at a slow rate or could stagnate or contract in each case for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographic regions in which we operate and the industries we serve may in the future affect demand for our services. A material portion of our revenues and profitability is derived from our tenants in North America, some of which derive significant revenues from their international operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and to effectively build our revenue and spending plans. Economic volatility and uncertainty are particularly challenging because it may take some time for the effects and resulting changes in demand patterns to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our results of operations. These risks may impact our overall liquidity, our borrowing costs, or the market price of our common stock.

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

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. The U.S. Congress has authority to raise or suspend the debt ceiling and has done so in the past. For example, in 2011, the U.S. Congress raised the debt ceiling by enacting the Budget Control Act of 2011, which resulted in sequestration and the lowering of the credit rating of the U.S. federal government. The U.S. Congress temporarily increased the debt ceiling following a partial shutdown of the U.S. federal government in October 2013, and in February 2014 adopted legislation to suspend the debt ceiling until March 15, 2015. On March 16, 2015, the debt ceiling was raised, and on October 30, 2015, it was suspended again until March 15, 2017. Absent an increase in, or further suspensions to, the debt ceiling in 2017, the U.S. federal government may partially shut down again and/or default on its existing loans as a result of reaching the debt ceiling. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by the U.S. Congress to raise the debt limit to the extent necessary would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. government fails to complete its budget process, another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world.

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

Monetary policy actions by the U.S. Federal Reserve could adversely impact our financial condition and our ability to make distributions to our stockholders.

In December 2016, the U.S. Federal Reserve raised the target range for the federal funds rate to a range from 0.5 to 0.75 percent, and announced its intention to continue to raise the federal funds rate over time. The targeted federal funds rate increase will likely result in an increase in market interest rates, which may increase our interest expense under our unhedged variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

Potential changes to the U.S. tax laws could have a significant negative impact on our business operations, financial condition and earnings.

The incoming administration of President Trump has included as part of its agenda a potential reform of U.S. tax laws. The details of the potential reform have not yet emerged but during his presidential campaign, President Trump outlined several changes to business taxes. In addition, House Republicans and Congress have drafted an initial tax reform (“Tax Reform Blueprint”) to significantly amend the current income tax code. The convergence of the President’s plan and the Tax Reform Blueprint’s potential reforms has not yet taken place, however, key changes within the proposals include:

•	Elective replacement of current depreciation deductions with a cost recovery system for capital asset investments (excluding land investments),

•	Elimination of the deductibility of corporate interest expense, if a cost recovery system is elected,

•	Restriction or elimination of benefits of like-kind exchanges that defer capital gains for tax purposes,

•	Reduction of the maximum business tax rate from 35 percent to 15-20 percent,

•	Elimination of the corporate alternative minimum tax,

•	Implementation of a one-time deemed repatriation tax rate of 10 percent on corporate profits held offshore, and

•	Elimination of most corporate tax expenditures except for the Research and Development credit.

No details regarding the transition from the current tax code to potential new tax reforms have emerged. In addition, it is not yet known if the potential reform of the U.S. tax laws will include further changes that may impact existing REIT rules under the current Internal Revenue Code. If the tax reform is enacted with some or all of the changes outlined above, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status may significantly increase. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms (including future reforms that may be part of any enacted tax reform) on the real estate industry clear. Furthermore, the proposed tax reform above may negatively impact our tenants operating results, financial condition and future business plans. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares. A reform of the U.S. tax laws by the new administration may be enacted in a manner that negatively impacts our operating results, financial condition and business operations, and is adverse to our stockholders.

Actual and anticipated changes to the regulations of the healthcare system may have a negative impact on the pricing of drugs, cost of healthcare coverage, and reimbursement of healthcare services and products.

The U.S. Food and Drug Administration and comparable agencies in other jurisdictions directly regulate many critical activities of life science, technology, and healthcare industries, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, and product risk management. In both domestic and foreign markets, sales of products depend in part on the availability and amount of reimbursement by third-party payers, including governments and private health plans. Governments may regulate coverage, reimbursement, and pricing of products to control cost or affect utilization of products. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Substantial uncertainty exists regarding the reimbursement by third-party payers of newly approved healthcare products. The U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been recent judicial and Congressional challenges to the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which could have an impact on coverage and reimbursement for healthcare terms and services covered by plans authorized by the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Earlier this year, Congress voted in favor of a budget resolution that will produce legislation that, if passed, would repeal certain aspects of the ACA. Congress is also considering subsequent legislation to replace or repeal elements or all of the ACA. In addition, there have been recent public announcements by members of Congress and the new presidential administration regarding their plans to repeal and replace the ACA. Government and other regulatory oversight and future regulatory and government interference with the healthcare systems may adversely impact our tenants’ businesses and our business.

U.S. government tenants may not receive anticipated appropriations, which could hinder their ability to pay us.

U.S. government tenants are subject to government funding. If one or more of our U.S. government tenants fail to receive anticipated appropriations, we may not be able to collect rental amounts due to us. A significant reduction in federal government spending, particularly a sudden decrease due to a sequestration process, such as occurred in recent years, could also adversely affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. In addition, recent budgetary pressures have resulted in, and may continue to result in, reduced allocations to government agencies that fund research and development activities, such as the National Institutes of Health. For instance, the National Institutes of Health budget has been, and may continue to be, significantly impacted by the sequestration provisions of the Budget Control Act of 2011 that became effective on March 1, 2013. Past proposals to reduce budget deficits have included reduced National Institutes of Health and other research and development budgets. Any shift away from the funding of research and development or delays surrounding the approval of government budget proposals may cause our tenants to default on rental payments or delay or forgo leasing our rental space, which could adversely affect our business, financial condition, or results of operations. In addition, defaults under leases with U.S. government tenants are governed by federal statute and not by state eviction or rent deficiency laws. As of December 31, 2016, leases with U.S. government tenants at our properties accounted for approximately 1.9% of our aggregate annual rental revenue in effect as of December 31, 2016.

Some of our tenants may be subject to increasing government price controls and other healthcare cost-containment measures.

Government healthcare cost-containment measures can significantly affect our tenants’ revenue and profitability. In many countries outside the U.S., government agencies strictly control, directly or indirectly, the prices at which our pharmaceutical industry tenants’ products are sold. In a number of EU Member States, the pricing and/or reimbursement of prescription pharmaceuticals are subject to governmental control, and legislators, policymakers and healthcare insurance funds continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment and other austerity measures in the EU. In the U.S., our pharmaceutical industry tenants are subject to substantial pricing pressures from state Medicaid programs, private insurance programs, and pharmacy benefit managers, and implementation of the recently enacted U.S. healthcare reform legislation is increasing these pricing pressures. In addition, many state legislative proposals could further negatively affect pricing and/or reimbursement for our pharmaceutical industry tenants’ products. Also, the pricing environment for pharmaceuticals continues to be in the political spotlight in the U.S. Pharmaceutical and medical device product pricing is subject to enhanced government and public scrutiny and calls for reform. Some states have implemented, and other states are considering, pharmaceutical price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. We anticipate that pricing pressures from both governments and private payers inside and outside the U.S. will become more severe over time.

Changes in government funding for the U.S. Food & Drug Administration (FDA), U.S. National Institute of Health (NIH) and other government agencies could hinder their ability to hire and retain key leadership and other personnel, properly administer drug innovation, or prevent new products and services from being developed or commercialized by our life science tenants, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, Government funding of the NIH and other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

The ability of the FDA, NIH and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Currently, the FDA Commissioner position is vacant, pending the appointment of a new Commissioner by President Trump’s administration. The confirmation process for a new commissioner may not occur efficiently. The current NIH Director has been asked to remain in place, at least temporarily. There can be no assurances that the current NIH Director will be retained. Delays in filling or replacing key positions could significantly impact the ability of the FDA, NIH, and other agencies to fulfill their functions and could greatly impact healthcare and the drug industry.

In December 2016, the 21st Century Cures Act was signed into law. This new legislation is designed to advance medical innovation and empower the FDA with the authority to directly hire positions related to drug and device development and review. In the past, the FDA was often unable to offer key leadership candidates (including scientists) competitive compensation packages as compared to those offered by private industry. The 21st Century Cures Act is designed to streamline the agency’s hiring process and enable the FDA to compete for leadership talent by expanding the narrow ranges that are provided in the existing compensation structures.

In his first week in office, President Trump issued executive orders to freeze government hiring of new employees with the exception of military, national security and public safety personnel. This hiring freeze could impede current or future operations at the FDA, NIH and other agencies. It is unknown at this time what the impact of the hiring freeze will have on the FDA and on programs such as the 21st Century Cures Act. Furthermore, future government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA, the NIH, and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA and NIH to perform their respective roles; including the related impact to academic institutions and research laboratories whose funding is fully or partially dependent on both the level and timing of funding from government sources.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and devices to be reviewed and/or approved by necessary government agencies and the healthcare and drug industries’ ability to deliver new products to the market in a timely manner, which would adversely affect our tenants’ operating results and business. Interruptions to the function of the FDA and other government agencies could adversely affect the demand for office/laboratory space and significantly impact our operating results and our business.

Changes in laws and regulations that control drug-pricing for government programs may adversely impact our operating results and our business.

The Centers for Medicare & Medicaid Services (CMS) is the federal agency within the United Stated Department of Health and Human Services that administers the Medicare program and works in partnership with state governments to administer Medicaid. The Medicare Modernization Act of 2003 that went into effect on January 1, 2006 (which also made changes to the public Part C Medicare health plan program), explicitly prohibits government entities from directly negotiating drug prices with manufacturers. Recently, there has been significant public outcry against price increases viewed to be unfair and unwarranted. During the 2016 presidential campaign, and subsequent to his inauguration, President Trump has endorsed having government programs such as Medicare, bid and negotiate the price of drugs directly with drug companies.

Currently, the outcome of potential reforms and changes to government negotiation/regulation to drug pricing are unknown. Changes in policy that limit prices may reduce the financial incentives for the research and development efforts that lead to discovery and production of new therapies and solutions to life-threatening conditions. Negative impacts of new policies could adversely affect our tenants’ businesses, including life science and technology companies, which may reduce the demand for office/laboratory space and negatively impact our operating results and our business.

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

What began initially in 2007 and 2008 as a “subprime” mortgage crisis turned into an extraordinary U.S. and worldwide structural economic and financial crisis, coupled with the rapid decline of the consumer economy. From 2008 through 2010, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. contributed to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. These factors, combined with volatile oil prices and fluctuating business and consumer confidence, precipitated a steep economic decline. From 2011 through 2016, the U.S. economy showed significant signs of improvement, but other economies around the world, including Europe, Japan, and China, continue to demonstrate sluggish, stagnant, or slowing growth. Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system. Consumers and money managers have liquidated and may liquidate equity investments, and consumers and banks have held and may hold cash and other lower-risk investments, which has resulted in significant and, in some cases, catastrophic declines in the equity capitalization of companies and failures of financial institutions. Although U.S. bank earnings and liquidity are on the rebound, the potential of significant future bank credit losses creates uncertainty for the lending outlook.

Further downgrades of the U.S. government’s sovereign credit rating and an economic crisis in Europe could negatively impact our liquidity, financial condition, and earnings.

Previous U.S. debt ceiling and budget deficit concerns, together with sovereign debt conditions in Europe, have increased the possibility of additional downgrades of sovereign credit ratings and economic slowdowns. There is no guarantee that future debt ceiling or federal spending legislation will not fail.

Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. Although Standard & Poor’s Ratings Services maintains a stable outlook on the U.S. credit rating, further fiscal impasses within the federal government may result in future downgrades. The impact of any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions.

In addition, certain European nations experienced in the recent past varying degrees of financial stress, including Greece, Ireland, Italy, Portugal, and Spain. Despite assistance packages to Greece, Ireland, Portugal, and Spain, the creation of the European Financial Stability Facility and the European Financial Stabilisation Mechanism, and the creation of a quantitative easing program by the European Central Bank, we do not know whether the prior sovereign financial difficulties within the European Union governments will reemerge with a higher degree of negative impact to the financial markets. Market concerns over the direct and indirect exposure of European banks and insurers to these European Union peripheral nations have resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. There can be no assurance that government or other measures to aid economic recovery will be effective.

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

Several emerging-market economies, including Argentina, Venezuela, Ukraine, Hungary, and Thailand, continue to experience financial and economic trouble. Other emerging economies, including Russia, Brazil, Afghanistan, and Iraq, have also reported significant economic issues, including fiscal deficits, falling growth rates, and political instability from ongoing geopolitical conflicts and uncertainties. Further, China, the world’s second largest economy, has lowered its growth expectations following several years of declining growth rates. It is not possible to predict whether this economic and political turmoil might negatively impact the developed economies around the world, including the U.S. If these macroeconomic and political issues are not managed appropriately, they could lead to currency, sovereign debt, or banking crises and other financial turmoil and uncertainty. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to risks from potential fluctuations in exchange rates between the U.S. dollar and foreign currencies.

We have properties and operations in countries where the U.S. dollar is not the local currency, and we thus are subject to international currency risk from the potential fluctuations in exchange rates between the U.S. dollar and the local currency. In particular, a significant decrease or volatility in the value of the Canadian dollar or other currencies in countries where we may have an investment could materially affect our results of operations. We may attempt to mitigate such effects by borrowing in the local foreign currency in which we invest. Any international currency gain recognized with respect to changes in exchange rates may not qualify under gross income tests that we must satisfy annually in order to qualify and maintain our status as a REIT.

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

On September 28, 2012, British regulators published a report on the review of LIBOR. The report concluded that LIBOR should be retained as a benchmark but recommended a comprehensive reform of LIBOR, including replacing the BBA with a new independent administrator of LIBOR. Based on this report, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (“FCA”) were published and came into effect on April 2, 2013 (the “FCA Rules”). In particular, the FCA Rules include requirements that (i) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior and (ii) firms submitting data to LIBOR establish and maintain a clear conflict-of-interest policy and appropriate systems and controls. In response, ICE Benchmark Administration Limited (“IBA”) was appointed as the independent LIBOR administrator, effective in early 2014. It is not possible to predict the effect of the FCA Rules, any changes in the methods pursuant to which LIBOR is determined, the administration of LIBOR by IBA, and any other reforms to LIBOR that will be enacted in the United Kingdom and elsewhere. In addition, any changes announced by the FCA, the BBA, IBA, or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which LIBOR is determined, as well as manipulative practices or the cessation thereof, may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the level of the index. Fluctuation or discontinuation of LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments. We rely on interest rate hedge agreements to mitigate our exposure to such interest rate risk on a portion of our debt obligations. However, there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.

In addition, in November 2014, the Federal Reserve established a working group, the Alternative Reference Rates Committee (“ARRC”), to identify a set of alternative interest reference rates to LIBOR. In a May 2016 interim report, the ARRC narrowed its choice to two LIBOR alternatives. The first choice is the Overnight Bank Funding Rate (“OBFR”), which consists of domestic and foreign unsecured borrowing in U.S. dollars. The Federal Reserve has been calculating the OBFR and publishing it since March 2016. The second alternative rate to LIBOR is the Treasury General Collateral (“GC”) rate, which is composed of repo transactions secured by treasuries or other assets accepted as collateral by the majority of intermediaries in the repo market. No specific rate for the GC alternative has yet been specified to serve as a replacement for LIBOR, and it remains undefined. The transition to any alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. Regulators, financial institutions, benchmark administrators, and borrowers will need to strategize and implement these changes in a manner that is least disruptive. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers.

New rules from the SEC that govern money market funds may significantly impact the volatility of LIBOR interest rates.

On July 23, 2014, the SEC adopted rules to make structural and operational reforms to address risks of investor runs in money market funds. These changes affect prime money market funds, which invest in corporate debt securities, differently than they do government money market funds, which invest in securities that are collateralized solely by government securities. The rules require a floating net asset value for institutional prime money market funds and also allow the funds to impose liquidity fees and redemption gates to further prevent large-scale investor runs. The rules provided for a two-year transition period that expired on October 15, 2016. In anticipation of this change, a substantial amount of assets across the broader market previously invested in prime money market funds had been moved to government money market funds, causing a reduction in the availability of bank unsecured funding for European and non-U.S. banks. Government money market funds are not available to foreign banks for their dollar-funding needs. As the transition deadline neared and passed, a supply-and-demand mismatch for dollar funds emerged from foreign banks, causing LIBOR to increase significantly. There can be no assurance that LIBOR will stabilize subsequent to the transition period for these new regulations or whether there will be continued pressure on LIBOR or significant volatility in LIBOR. Any volatility in LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments. We rely on interest rate hedge agreements to mitigate our exposure to such interest rate risk on a portion of our debt obligations. However, there is no assurance these arrangements will be effective in reducing our exposure to fluctuations in interest rates.

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

Since approving the Basel III Standards, U.S. regulators have also issued rules that impose upon the most systemically significant banking organizations in the U.S. supplementary leverage ratio standards (the “SLR Standards”) more stringent than those of the Basel III Standards. In addition, the Federal Reserve Board has adopted a final rule that establishes a methodology to identify whether a U.S. bank holding company is a global systemically important banking organization (“GSIB”). Any firm identified as a GSIB would be subject to a risk-based capital surcharge that is calibrated based on its systemic risk profile. Under the final rule, the capital surcharge will be phased in beginning on January 1, 2016, and will become fully effective on January 1, 2019.

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

Significant developments stemming from the recent U.S. presidential election or the U.K.’s referendum on membership in the EU could have a material adverse effect on us.

On January 20, 2017, Mr. Donald J. Trump was inaugurated as the president of the United States. As a presidential candidate, President Trump expressed apprehension towards existing trade agreements, such as the North American Free Trade Agreement (NAFTA), and raised the possibility of imposing significant increases on tariffs on goods imported into the United States, particularly from China and Mexico. President Trump has also indicated an intention to request Congress to make significant changes to U.S. tax laws, significant changes, replacement or elimination of the ACA, and government negotiation/regulation of drug prices paid by government programs. Changes in U.S. social, political, regulatory and economic conditions or laws and policies governing health care system and drug prices, U.S. tax laws, foreign trade, manufacturing, and development and investment in the territories and countries where we or our tenants operate could adversely affect our operating results and our business.

Additionally, on June 23, 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union, or EU. This referendum has created political and economic uncertainty, particularly in the United Kingdom and the EU, and this uncertainty may last for years. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the United Kingdom’s referendum. In addition, our business could be negatively affected by new trade agreements between the United Kingdom and other countries, including the United States, and by the possible imposition of trade or other regulatory barriers in the United Kingdom. These possible negative impacts, and others resulting from the United Kingdom’s actual or threatened withdrawal from the EU, may adversely affect our operating results and our tenants’ businesses.

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

The rule-making and administrative efforts have focused principally on the areas perceived as having contributed to the financial crisis, including banking, investment banking, securities regulation, and real estate finance, with spillover impacts on many other areas. These initiatives have created a degree of uncertainty regarding the basic rules governing the real estate industry, and many other businesses, that is unprecedented in the U.S. at least since the wave of lawmaking, regulatory reform, and government reorganization that followed the Great Depression.

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

To a large degree, the impacts of the legislative, regulatory, and accounting reforms to date are still not clear. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rule- making by regulatory authorities. While we do not currently expect the Dodd-Frank Act to have a significant impact on our business activities, the Dodd-Frank Act’s impact on us may not be known for an extended period of time. The Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial or real estate industries or affecting taxation that are proposed or pending in the U.S. Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework within which we operate in ways that are not currently identifiable. The Dodd-Frank Act also has resulted in, and is expected to continue to result in, substantial changes and dislocations in the banking industry and the financial services sector in ways that could have significant effects on, for example, the availability and pricing of unsecured credit, commercial mortgage credit, and derivatives, such as interest rate swaps, which are important aspects of our business. Accordingly, new laws, regulations, and accounting standards, as well as changes to, or new interpretations of, currently accepted accounting practices in the real estate industry, may adversely affect our results of operations.

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

The regulatory boards and government agencies that determine financial accounting standards and disclosures in the U.S., including the FASB and the IASB (collectively, the “Boards”) and the SEC, continually change and update the financial accounting standards we must follow. Recently, the Boards issued an Accounting Standards Update, which changes certain aspects of accounting for leases for both lessees and lessors. The final standard is effective on January 1, 2019. We are still evaluating the impact of this standard on our financial condition or results of operations, which could in turn also significantly impact the market price of common stock. Such potential impacts include, without limitation:

•Significant changes to our balance sheet relating to the recognition of operating leases as assets or liabilities based on existing lease terms and whether we are the lessor or lessee; and
•Significant fluctuations in our reported results of operations, including fluctuations in our expenses related to amortization of new lease-related assets and/or liabilities and assumed interest costs with leases.

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

Information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including managing our building systems. They also may be critical to the operations of certain of our tenants and our service providers. Although we make efforts to maintain the security and integrity of these types of networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and in fact may not be detected. While to date we have not experienced a cyber-attack or cyber-intrusion, we may be unable to anticipate or to implement adequate security barriers or other preventive measures. A security breach or other significant disruption involving our information technology networks and related systems could:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2016, we had 199 properties in North America containing approximately 19.9 million RSF of operating properties and development and redevelopment of new Class A properties (under construction or pre-construction), including nine consolidated real estate joint ventures and one unconsolidated real estate joint venture. Property statistics presented are for our managed properties, which includes both consolidated properties and unconsolidated properties at 100% of each property’s respective annual rental revenue in effect as of December 31, 2016, and RSF, unless otherwise noted. The occupancy percentage of our operating properties in North America was 96.6% as of December 31, 2016. The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science and technology tenants. These improvements typically are generic rather than specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of tenants. Improvements to our properties typically include:

•	Reinforced concrete floors;

•	Upgraded roof loading capacity;

•	Increased floor-to-ceiling heights;

•	Heavy-duty HVAC systems;

•	Enhanced environmental control technology;

•	Significantly upgraded electrical, gas, and plumbing infrastructure; and

•	Laboratory benches.

As of December 31, 2016, we held a fee simple interest in each of our properties, with the exception of 28 properties that accounted for approximately 14% of our total number of properties. Of the 28 properties, we held 16 properties in the Greater Boston market, five properties in the San Francisco market, two properties in the New York City market, one property in the Maryland market, two properties in the Research Triangle Park market, and two properties in the Asia market pursuant to ground leasehold interests. As of December 31, 2016, our asset base also included one land parcel in North America which we held pursuant to ground leasehold interests. Refer to further discussion in our consolidated financial statements and notes thereto in “Item 15. Exhibits and Financial Statement Schedules” in this annual report on Form 10-K.

As of December 31, 2016, we had 620 leases with a total of 463 tenants, and 88, or 44%, of our 199 properties were single-tenant properties. Leases in our multi-tenant buildings typically have initial terms of five to 10 years, while the single-tenant building leases typically have initial terms of 10 to 20 years. As of December 31, 2016:

•	Investment-grade tenants represented 49% of our annual rental revenue in effect as of December 31, 2016;

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

Top 20 Tenants: 73% of Top 20 Annual Rental Revenue from Investment-Grade Tenants

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 4.1% of our annual rental revenue in effect as of December 31, 2016. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue as of December 31, 2016 (dollars in thousands):

		Remaining Lease Term in Years (1)		Aggregate RSF	Annual Rental Revenue	Percentage of Aggregate Annual Rental Revenue	Investment-Grade Ratings
	Tenant						Moody’s	S&P
1	Eli Lilly and Company	11.7		595,465	$32,313	4.1%	A2	AA-
2	Illumina, Inc.	13.5		891,495	31,301	4.0	—	BBB
3	ARIAD Pharmaceuticals, Inc. (2) / IBM Watson Health (3)	13.3		386,111	30,051	3.8	—	—
4	Sanofi	11.0		446,975	25,162	3.2	A1	AA
5	Novartis AG	9.7	(4)	386,217	24,122	3.1	Aa3	AA-
6	bluebird bio, Inc.	9.1		338,911	23,640	3.0	—	—
7	Uber Technologies, Inc.	75.9		422,980	22,076	2.8	—	—
8	New York University	13.6		209,224	20,651	2.6	Aa3	AA-
9	Dana-Farber Cancer Institute, Inc.	13.9		254,130	19,512	2.5	A1	—
10	Amgen Inc.	7.3		407,369	16,838	2.1	Baa1	A
11	Roche	3.7		343,861	16,517	2.1	A1	AA
12	Massachusetts Institute of Technology	7.9		256,126	16,431	2.1	Aaa	AAA
13	United States Government	8.5		263,147	14,805	1.9	Aaa	AA+
14	Celgene Corporation	3.2		344,320	14,653	1.9	Baa2	BBB+
15	FibroGen, Inc.	6.9		234,249	14,198	1.8	—	—
16	Biogen Inc.	11.8		305,212	13,278	1.7	Baa1	A-
17	Merrimack Pharmaceuticals, Inc.	2.5		167,167	11,246	1.4	—	—
18	Bristol-Myers Squibb Company	2.2		251,316	10,743	1.4	A2	A+
19	The Regents of the University of California	6.7		233,527	10,608	1.4	Aa2	AA
20	GlaxoSmithKline plc	2.5		249,278	10,418	1.3	A2	A+
	Total/weighted average	13.4	(5)	6,987,080	$378,563	48.2%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)	Based on percentage of aggregate annual rental revenue in effect as of December 31, 2016.

(2)
In January 2017, Takeda Pharmaceutical Company Limited entered into a definitive agreement to acquire ARIAD Pharmaceuticals, Inc. The transaction is expected to be completed in February 2017. Takeda holds investment-grade ratings of A1 (Moody’s) and A+ (S&P). If the acquisition was completed as of December 31, 2016, 53% of our annual rental revenue would have been from investment-grade tenants and 81% of our annual rental revenue from Top 20 tenants would have been from investment-grade tenants.

(3)
IBM Watson Health, a digital health venture of IBM, currently subleases 163,186 RSF at 75 Binney Street with an initial lease term of 10 years. IBM holds investment-grade ratings of Aa3 (Moody’s) and AA- (S&P).

(4)	Reflects lease extension for 302,626 RSF at 100 and 200 Technology Square in our Cambridge submarket of Greater Boston executed in January 2017.

(5)	Excluding Uber, the weighted average remaining lease term for our top 20 tenants is 9.6 years.

Cash Flows from High-Quality, Diversified, and Innovative Tenants

Annual Rental Revenue from Investment-Grade Tenants(1)

49% (2)

Tenant Mix by Annual Rental Revenue(1)

Public
Biotechnology
28%
Life Science
Product, Service,
and Device
19%
8%
Private Biotechnology
8%
Tech and Other (3)
16%
Institutional
(Academic/Medical,
Non-Profit, and
U.S. Government)
21%
Multinational
Pharmaceutical

(1)	Represents annual rental revenue in effect as of December 31, 2016.

(2)
Decline in annual rental revenue from investment-grade tenants primarily due to the delivery of 422,980 RSF to Uber Technologies, Inc. during the three months ended December 31, 2016. As of June 2016, the latest valuation date, Uber had an estimated value of approximately $68 billion.

(3)	Tech and other represent 4.9% and 2.9%, respectively, of annual rental revenue.

High-Quality Cash Flows from Class A Properties in AAA Locations(1)

Key Locations
Class A Properties in AAA Locations

San Francisco
19%
New York City
8%
San Diego
17%
Seattle
4%
Maryland
6%
Research Triangle Park
3%
Other Markets
2%
Greater Boston
41%

79%
of ARE’s Annual Rental Revenue(2)
Percentage of ARE’s Annual Rental Revenue(2)
Solid Demand for Class A Properties in AAA Locations Drives Solid Occupancy

Occupancy of Operating Properties across Key Locations as of December 31, 2016
Solid Historical Occupancy(3)

96.6%
96.2%
99.9%
97.3%
94.3%
97.6%
95.8%
99.0%
North America
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle Park

95%
Over 10 Years

(1)	As of December 31, 2016.

(2)	Represents annual rental revenue in effect as of December 31, 2016.

(3)	Average occupancy of operating properties in North America as of December 31 for the last 10 years.

Locations of properties

The locations of our properties are diversified among a number of life science and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of December 31, 2016, in North America of our properties by market (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	per RSF
Greater Boston	5,849,003	431,483	—	6,280,486	32%	51	$323,301	41%	$57.46
San Francisco	3,209,456	743,855	—	3,953,311	20	30	148,879	19	46.43
New York City	727,674	—	—	727,674	4	2	61,366	8	86.63
San Diego	3,798,141	233,523	162,156	4,193,820	21	52	129,793	17	36.26
Seattle	747,809	290,111	—	1,037,920	5	11	33,999	4	46.59
Maryland	2,085,196	—	—	2,085,196	11	28	50,877	6	25.46
Research Triangle Park	1,043,726	—	—	1,043,726	5	15	23,689	3	22.94
Canada	256,967	—	—	256,967	1	3	6,484	1	25.45
Non-cluster markets	268,689	—	—	268,689	1	6	5,992	1	25.43
Properties held for sale	21,940	—	—	21,940	—	1	—	—	—
North America	18,008,601	1,698,972	162,156	19,869,729	100%	199	$784,380	100%	$45.15
Future development projects				5,292,631
Total SF – North America				25,162,360

RSF, number of properties, and annual rental revenue include 100% of each property managed by us in North America.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our properties under redevelopment in each of our North America markets as of the following dates:

	Operating Properties			Operating and Redevelopment Properties
Market	12/31/16	12/31/15	12/31/14	12/31/16	12/31/15	12/31/14
Greater Boston	96.2%	96.5%	98.8%	96.2%	95.2%	95.9%
San Francisco	99.9	100.0	98.9	99.9	100.0	98.9
New York City	97.3	99.7	99.4	97.3	99.7	99.4
San Diego	94.3	96.4	96.5	90.4	82.3	95.5
Seattle	97.6	99.6	94.8	97.6	99.6	94.8
Maryland	95.8	96.0	92.5	95.8	96.0	92.5
Research Triangle Park	99.0	97.6	99.1	99.0	97.6	99.1
Subtotal	96.7	97.4	97.2	95.8	93.8	96.2
Canada	99.2	99.3	97.6	99.2	99.3	97.6
Non-cluster markets	87.7	80.0	87.4	87.7	80.0	87.4
North America	96.6%	97.2%	97.0%	95.7%	93.7%	96.1%

Occupancy includes 100% of each property managed by us in North America.

Property listing

The following table provides certain information about our properties as of December 31, 2016 (dollars in thousands):

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Greater Boston
Cambridge/Inner Suburbs
Alexandria Center® at Kendall Square
50, 60, 75/125, and 100 Binney Street, 161 and 215 First Street, 150 Second Street, 300 Third Street, and 11 Hurley Street	1,646,782	431,483	—	2,078,265	9	$104,366	99.3%	99.3%
225 Binney Street (consolidated joint venture – 30% ownership)	305,212	—	—	305,212	1	13,278	100.0	100.0
Alexandria Technology Square®
100, 200, 300, 400, 500, 600, and 700 Technology Square	1,181,635	—	—	1,181,635	7	77,933	100.0	100.0
One Kendall Square	644,771	—	—	644,771	9	42,258	97.3	97.3
480 and 500 Arsenal Street	234,260	—	—	234,260	2	9,539	100.0	100.0
640 Memorial Drive	225,504	—	—	225,504	1	13,730	100.0	100.0
780 and 790 Memorial Drive	99,658	—	—	99,658	2	6,811	96.1	96.1
167 Sidney Street and 99 Erie Street	54,549	—	—	54,549	2	3,573	100.0	100.0
79/96 13th Street (Charlestown Navy Yard)	25,309	—	—	25,309	1	620	100.0	100.0
Cambridge/Inner Suburbs	4,417,680	431,483	—	4,849,163	34	272,108	99.3	99.3
Longwood Medical Area
360 Longwood Avenue (unconsolidated joint venture – 27.5% ownership)	413,799	—	—	413,799	1	23,720	75.7	75.7
Route 128
Alexandria Park at 128	343,882	—	—	343,882	8	9,424	93.8	93.8
3 and 6/8 Preston Court, 29, 35, and 44 Hartwell Avenue, 35 and 45/47 Wiggins Avenue, and 60 Westview Street
19 Presidential Way	144,892	—	—	144,892	1	2,591	52.6	52.6
225 Second Avenue	112,500	—	—	112,500	1	6,109	100.0	100.0
100 Beaver Street	82,330	—	—	82,330	1	3,104	100.0	100.0
285 Bear Hill Road	26,270	—	—	26,270	1	1,185	100.0	100.0
Route 128	709,874	—	—	709,874	12	22,413	87.3	87.3
Route 495
111 and 130 Forbes Boulevard	155,846	—	—	155,846	2	1,629	100.0	100.0
20 Walkup Drive	91,045	—	—	91,045	1	666	100.0	100.0
30 Bearfoot Road	60,759	—	—	60,759	1	2,765	100.0	100.0
Route 495	307,650	—	—	307,650	4	5,060	100.0	100.0
Greater Boston	5,849,003	431,483	—	6,280,486	51	$323,301	96.2%	96.2%

RSF, annual rental revenue, and occupancy percentage include 100% of each property managed by us in North America.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Francisco
Mission Bay/SoMa
409 and 499 Illinois Street (consolidated joint venture – 60% ownership)	455,069	—	—	455,069	2	$28,228	100.0%	100.0%
1455 and 1515 Third Street	422,980	—	—	422,980	2	22,076	100.0	100.0
510 Townsend Street	—	300,000	—	300,000	1	—	—	—
455 Mission Bay Boulevard South	210,398	—	—	210,398	1	10,077	100.0	100.0
1500 Owens Street (consolidated joint venture – 50.1% ownership)	158,267	—	—	158,267	1	7,714	100.0	100.0
1700 Owens Street	157,340	—	—	157,340	1	10,273	100.0	100.0
505 Brannan Street (consolidated joint venture – 99.5% ownership)	—	150,000	—	150,000	1	—	—	—
Mission Bay/SoMa	1,404,054	450,000	—	1,854,054	9	78,368	100.0	100.0
South San Francisco
Alexandria Technology Center® – Gateway	448,175	—	—	448,175	6	17,882	100.0	100.0
600, 630, 650, 681, 901, and 951 Gateway Boulevard
213, 249, 259, and 269 East Grand Avenue	407,369	293,855	—	701,224	4	16,838	100.0	100.0
400 and 450 East Jamie Court	163,035	—	—	163,035	2	6,355	100.0	100.0
500 Forbes Boulevard	155,685	—	—	155,685	1	5,540	100.0	100.0
7000 Shoreline Court	136,395	—	—	136,395	1	4,582	100.0	100.0
341 and 343 Oyster Point Boulevard	107,960	—	—	107,960	2	4,479	100.0	100.0
849/863 Mitten Road/866 Malcolm Road	103,857	—	—	103,857	1	3,123	97.1	97.1
South San Francisco	1,522,476	293,855	—	1,816,331	17	58,799	99.8	99.8
Palo Alto/Stanford Research Park
2425 Garcia Avenue/2400/2450 Bayshore Parkway	99,208	—	—	99,208	1	4,257	100.0	100.0
3165 Porter Drive	91,644	—	—	91,644	1	3,885	100.0	100.0
3350 West Bayshore Road	60,000	—	—	60,000	1	1,919	100.0	100.0
2625/2627/2631 Hanover Street	32,074	—	—	32,074	1	1,651	100.0	100.0
Palo Alto/Stanford Research Park	282,926	—	—	282,926	4	11,712	100.0	100.0
San Francisco	3,209,456	743,855	—	3,953,311	30	148,879	99.9	99.9

New York City
Manhattan
Alexandria Center® for Life Science	727,674	—	—	727,674	2	$61,366	97.3%	97.3%
430 and 450 East 29th Street
New York City	727,674	—	—	727,674	2	$61,366	97.3%	97.3%

RSF, annual rental revenue, and occupancy percentage include 100% of each property managed by us in North America.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Diego
Torrey Pines
ARE Spectrum	102,938	233,523	—	336,461	3	$4,241	93.7%	93.7%
3215 Merryfield Row, and 3013 and 3033 Science Park Road
ARE Nautilus	226,593	—	—	226,593	4	8,242	82.9	82.9
3530 and 3550 John Hopkins Court, and 3535 and 3565 General Atomics Court
ARE Sunrise	234,596	—	—	234,596	3	9,160	100.0	100.0
10931/10933 and 10975 North Torrey Pines Road, 3010 Science Park Road, and 10996 Torreyana Road
Torrey Ridge Science Center	294,993	—	—	294,993	3	12,504	87.1	87.1
10578, 10614, and 10628 Science Center Drive
3545 Cray Court	116,556	—	—	116,556	1	4,827	100.0	100.0
11119 North Torrey Pines Road	72,506	—	—	72,506	1	3,274	100.0	100.0
Torrey Pines	1,048,182	233,523	—	1,281,705	15	42,248	92.1	92.1
University Town Center
5200 Illumina Way	792,687	—	—	792,687	6	25,371	100.0	100.0
Campus Pointe by Alexandria (consolidated joint venture – 55% ownership)	754,765	—	—	754,765	2	30,625	100.0	100.0
10290 and 10300 Campus Point Drive
ARE Towne Centre	107,253	—	162,156	269,409	4	1,913	100.0	39.8
9363, 9373, 9393, and 9625 Towne Centre Drive
ARE Esplanade	241,963	—	—	241,963	4	9,517	95.2	95.2
4755, 4757, and 4767 Nexus Center Drive, and 4796 Executive Drive
9880 Campus Point Drive	71,510	—	—	71,510	1	2,774	100.0	100.0
University Town Center	1,968,178	—	162,156	2,130,334	17	70,200	99.4	91.8
Sorrento Mesa
5810/5820 and 6138/6150 Nancy Ridge Drive	138,970	—	—	138,970	2	3,950	100.0	100.0
ARE Portola	105,812	—	—	105,812	3	1,415	43.1	43.1
6175, 6225, and 6275 Nancy Ridge Drive
10121 and 10151 Barnes Canyon Road	102,392	—	—	102,392	2	1,987	100.0	100.0
7330 Carroll Road	66,244	—	—	66,244	1	2,431	100.0	100.0
5871 Oberlin Drive	33,817	—	—	33,817	1	993	100.0	100.0
Sorrento Mesa	447,235	—	—	447,235	9	10,776	86.5	86.5
Sorrento Valley
11025, 11035, 11045, 11055, 11065, and 11075 Roselle Street	121,655	—	—	121,655	6	2,900	92.0	92.0
3985, 4025, 4031, and 4045 Sorrento Valley Boulevard	103,111	—	—	103,111	4	1,174	48.2	48.2
Sorrento Valley	224,766	—	—	224,766	10	4,074	71.9	71.9
I-15 Corridor
13112 Evening Creek Drive	109,780	—	—	109,780	1	2,495	100.0	100.0
San Diego	3,798,141	233,523	162,156	4,193,820	52	$129,793	94.3%	90.4%
RSF, annual rental revenue, and occupancy percentage include 100% of each property managed by us in North America.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Seattle
Lake Union
400 Dexter Avenue North	—	290,111	—	290,111	1	$—	—%	—%
1201 and 1208 Eastlake Avenue East	203,369	—	—	203,369	2	8,748	100.0	100.0
1616 Eastlake Avenue East	168,708	—	—	168,708	1	8,517	96.7	96.7
1551 Eastlake Avenue East	117,482	—	—	117,482	1	4,833	100.0	100.0
199 East Blaine Street	115,084	—	—	115,084	1	6,183	100.0	100.0
219 Terry Avenue North	30,705	—	—	30,705	1	1,745	100.0	100.0
1600 Fairview Avenue East	27,991	—	—	27,991	1	1,138	100.0	100.0
Lake Union	663,339	290,111	—	953,450	8	31,164	99.2	99.2
Elliott Bay
3000/3018 Western Avenue	47,746	—	—	47,746	1	1,839	100.0	100.0
410 West Harrison Street and 410 Elliott Avenue West	36,724	—	—	36,724	2	996	65.6	65.6
Elliott Bay	84,470	—	—	84,470	3	2,835	85.1	85.1
Seattle	747,809	290,111	—	1,037,920	11	33,999	97.6	97.6

Maryland
Rockville
9800 Medical Center Drive	282,436	—	—	282,436	4	12,563	100.0	100.0
1330 Piccard Drive	131,511	—	—	131,511	1	2,433	75.7	75.7
1500 and 1550 East Gude Drive	90,489	—	—	90,489	2	1,681	100.0	100.0
14920 and 15010 Broschart Road	86,703	—	—	86,703	2	2,055	100.0	100.0
1405 Research Boulevard	71,669	—	—	71,669	1	2,104	100.0	100.0
5 Research Place	63,852	—	—	63,852	1	2,390	100.0	100.0
9920 Medical Center Drive	58,733	—	—	58,733	1	455	100.0	100.0
5 Research Court	54,906	—	—	54,906	1	—	—	—
12301 Parklawn Drive	49,185	—	—	49,185	1	1,329	100.0	100.0
Rockville	889,484	—	—	889,484	14	25,010	90.2	90.2
Gaithersburg
Alexandria Technology Center® – Gaithersburg I	377,401	—	—	377,401	4	8,427	100.0	100.0
9 West Watkins Mill Road and 910, 930, and 940 Clopper Road
Alexandria Technology Center® – Gaithersburg II	237,137	—	—	237,137	5	6,131	100.0	100.0
708 Quince Orchard Road, 1300 Quince Orchard Boulevard, and 19, 20, and 22 Firstfield Road
401 Professional Drive	63,154	—	—	63,154	1	1,435	100.0	100.0
950 Wind River Lane	50,000	—	—	50,000	1	1,082	100.0	100.0
620 Professional Drive	27,950	—	—	27,950	1	1,191	100.0	100.0
Gaithersburg	755,642	—	—	755,642	12	18,266	100.0	100.0
Beltsville
8000/9000/10000 Virginia Manor Road	191,884	—	—	191,884	1	2,463	100.0	100.0
Northern Virginia
14225 Newbrook Drive	248,186	—	—	248,186	1	5,138	100.0	100.0
Maryland	2,085,196	—	—	2,085,196	28	$50,877	95.8%	95.8%
RSF, annual rental revenue, and occupancy percentage include 100% of each property managed by us in North America.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Research Triangle Park
Research Triangle Park
Alexandria Technology Center® – Alston	186,870	—	—	186,870	3	$3,286	94.8%	94.8%
100, 800, and 801 Capitola Drive
108/110/112/114 TW Alexander Drive	158,417	—	—	158,417	1	4,607	100.0	100.0
Alexandria Innovation Center® – Research Triangle Park	135,677	—	—	135,677	3	3,328	99.1	99.1
7010, 7020, and 7030 Kit Creek Road
6 Davis Drive	100,000	—	—	100,000	1	1,260	100.0	100.0
7 Triangle Drive	96,626	—	—	96,626	1	3,156	100.0	100.0
407 Davis Drive	81,956	—	—	81,956	1	1,644	100.0	100.0
2525 East NC Highway 54	82,996	—	—	82,996	1	1,690	100.0	100.0
601 Keystone Park Drive	77,395	—	—	77,395	1	1,304	100.0	100.0
6040 George Watts Hill Drive	61,547	—	—	61,547	1	2,051	100.0	100.0
5 Triangle Drive	32,120	—	—	32,120	1	824	100.0	100.0
6101 Quadrangle Drive	30,122	—	—	30,122	1	539	100.0	100.0
Research Triangle Park	1,043,726	—	—	1,043,726	15	23,689	99.0	99.0

Canada	256,967	—	—	256,967	3	6,484	99.2	99.2

Non-cluster markets	268,689	—	—	268,689	6	5,992	87.7	87.7

	17,986,661	1,698,972	162,156	19,847,789	198	784,380	96.6%	95.7%

Properties held for sale in North America
6146 Nancy Ridge Drive	21,940	—	—	21,940	1	—	—%	—%

Total – North America	18,008,601	1,698,972	162,156	19,869,729	199	$784,380
RSF, annual rental revenue, and occupancy percentage include 100% of each property managed by us in North America.

Leasing Activity

•
Executed a total of 179 leases, with a weighted-average lease term of 15.6 years, for 3,390,067 RSF, including 997,537 RSF related to our development and redevelopment projects during the year ended December 31, 2016; solid leasing activity in light of minimal contractual lease expirations at the beginning of 2016, and a highly leased value-creation pipeline; and

•
Achieved rental rate increases of 27.6% and 12.0% (cash basis) for lease renewals and re-leasing of space aggregating 2,129,608 RSF (included in the 3,390,067 RSF above) during the year ended December 31, 2016.

Approximately 69% of the 179 leases executed during the year ended December 31, 2016, did not include concessions for free rent. During the year ended December 31, 2016, we granted tenant concessions/free rent averaging 1.8 months with respect to the 3,390,067 RSF leased.

The following chart presents renewed/re-leased space and development/redevelopment/previously vacant space leased for the years ended December 31, 2014, 2015, and 2016:

Lease structure

Our Same Properties net operating income and Same Properties net operating income (cash basis) increases for the year ended December 31, 2016, of 4.7% and 6.0%, respectively, benefited significantly from strong market fundamentals. The limited supply of Class A space in AAA locations and strong demand from innovative tenants drove rental rate increases of 27.6% and 12.0% (cash basis) on 2.1 million renewed/re-leased RSF, while a favorable triple net lease structure with contractual annual rent escalations resulted in both a consistent Same Properties operating margin of 70% and occupancy of 97.1% across our 159 Same Properties aggregating 13,521,141 RSF. As of December 31, 2016, approximately 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Additionally, approximately 96% of our leases (on an RSF basis) contained contractual annual rent escalations that were either fixed or based on a consumer price index or another index, and approximately 95% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures.

The following table summarizes our leasing activity at our properties for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016			2015
	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars are per RSF)
Leasing activity:
Renewed/re-leased space (1)
Rental rate changes	27.6%		12.0%	19.6%	9.9%
New rates	$48.60		$45.83	$35.70	$35.97
Expiring rates	$38.09		$40.92	$29.84	$32.73
Rentable square footage	2,129,608			2,209,893
Number of leases	126			146
Tenant improvements/leasing commissions	$15.69			$10.02
Average lease term	5.5 years			4.7 years

Developed/redeveloped/previously vacant space leased (2)
New rates	$50.24		$38.72	$55.24	$50.65
Rentable square footage	1,260,459			2,762,149
Number of leases	53			72
Tenant improvements/leasing commissions	$12.42			$19.63
Average lease term	32.6 years			11.9 years

Leasing activity summary (totals):
New rates	$49.21		$43.19	$46.55	$44.13
Rentable square footage	3,390,067	(3)		4,972,042
Number of leases	179			218
Tenant improvements/leasing commissions	$14.48			$15.36
Average lease term	15.6 years			8.7 years

Lease expirations (1)
Expiring rates	$36.70		$39.32	$28.32	$30.80
Rentable square footage	2,484,169			2,801,883
Number of leases	166			197

Leasing activity includes 100% of results for each property managed by us. Refer to the “Non-GAAP Measures” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K for a description of the basis used to compute the measures above.

(1)	Excludes 20 month-to-month leases for 31,207 RSF and 16 month-to-month leases for 30,810 RSF as of December 31, 2016 and 2015, respectively.

(2)
2016 information includes the 75-year ground lease with Uber Technologies, Inc. at 1455 and 1515 Third Street. The average lease term, excluding this ground lease, was 10.7 years for the year ended December 31, 2016.

(3)	During the year ended December 31, 2016, we granted tenant concessions/free rent averaging 1.8 months with respect to the 3,390,067 RSF leased.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of December 31, 2016:

Year	Number of Leases		RSF		Percentage of Occupied RSF		Annual Rental Revenue (per RSF)		Percentage of Total Annual Rental Revenue

2017	67	(1)	985,627	(1)	5.7%	(1)	$30.96	(1)	3.9%	(1)
2018	124		1,947,907		11.2%		$43.08		10.8%
2019	81		1,546,068		8.9%		$41.34		8.2%
2020	79		1,823,082		10.5%		$40.03		9.4%
2021	75		1,617,138		9.3%		$42.25		8.8%
2022	54		1,241,547		7.2%		$46.08		7.4%
2023	29		1,412,675		8.1%		$42.85		7.8%
2024	20		1,129,545		6.5%		$45.90		6.7%
2025	14		431,476		2.5%		$46.33		2.6%
2026	18		717,121		4.1%		$43.92		4.1%
Thereafter	39		4,488,778		26.0%		$52.19		30.3%

Lease expirations include 100% of the RSF for each property managed by us in North America.

(1)	Excludes 20 month-to-month leases for 31,207 RSF.

The following tables present information by market with respect to our 2017 and 2018 contractual lease expirations in North America as of December 31, 2016:

	2017 Contractual Lease Expirations							Annual Rental Revenue (per RSF)
	Leased		Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases		Total (1)
Market
Greater Boston	78,093	(2)	60,124	—	100,712	(3)	238,929	$39.61
San Francisco	44,703		3,418	—	6,856		54,977	34.46
New York City	1,739		—	—	15,374		17,113	N/A
San Diego	39,622		140,580	—	160,500	(4)	340,702	27.80
Seattle	22,471		—	—	17,900		40,371	44.66
Maryland	—		—	—	94,665		94,665	18.35
Research Triangle Park	38,824		58,486	—	74,195		171,505	15.60
Non-cluster markets	—		—	—	27,365		27,365	22.19
Total	225,452		262,608	—	497,567		985,627	$30.96
Percentage of expiring leases	23%		27%	—%	50%		100%

	2018 Contractual Lease Expirations							Annual Rental Revenue (per RSF)
	Leased		Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases		Total
Market
Greater Boston	446,302	(2)	3,426	—	494,702	(3)	944,430	$56.22
San Francisco	5,507		2,508	—	296,681		304,696	42.25
New York City	—		—	—	3,091		3,091	N/A
San Diego	—		16,091	—	318,380		334,471	29.99
Seattle	—		—	—	23,034		23,034	49.04
Maryland	—		—	—	184,600		184,600	15.39
Research Triangle Park	—		—	—	62,292		62,292	25.98
Canada	—		—	—	80,689		80,689	20.75
Non-cluster markets	—		—	—	10,604		10,604	26.58
Total	451,809		22,025	—	1,474,073		1,947,907	$43.08
Percentage of expiring leases	23%		1%	—%	76%		100%

Lease expirations include 100% of the RSF for each property managed by us in North America.

(1)	Excludes 20 month-to-month leases for 31,207 RSF.

(2)
Includes 47,185 RSF at 200 Technology Square and 255,441 RSF at 100 Technology Square expiring in 2017 and 2018, respectively. In the first quarter 2017, Novartis AG renewed these spaces for a term of 10 years.

(3)	Includes 84,038 RSF and 318,763 RSF located in our Cambridge submarket for remaining expiring leases in 2017 and 2018, respectively.

(4)
Includes 94,609 RSF related to Eli Lilly and Company’s lease expiration in January 2017 at 10300 Campus Point Drive located in our University Town Center submarket. Eli Lilly and Company relocated and expanded into 305,006 RSF at 10290 Campus Point Drive in December 2016.

Value-creation projects and external growth

Incremental annual net operating income from highly leased development and redevelopment of new Class A properties

(1)
Represents incremental annual net operating income upon stabilization of our development and redevelopment of new Class A properties, including only our share of real estate joint venture projects. RSF and percentage leased represent 100% of each property.

Sustainability and health and wellness

Focus on Green Building, Sustainability, and Health and Wellness

As a Platinum Member of the U.S. Green Building Council, Alexandria is a recognized industry partner that pursues and promotes resource-efficient and healthy business practices that enhance performance for its innovative tenants.

GREEN BUILDING[1]

47 LEED® Certified Projects

8 Million RSF

51 % Of ARE's Total Annual Rental Revenue

LEADERSHIP IN ENERGY & ENVIRONMENTAL DESIGN
LEED

5	**27**	**15**
Platinum	Gold	Silver

SUSTAINABILITY

BOMA
2016
The Office Building of the Year Award
Alexandria's Spectrum Collection, Building 1
Earth Award

BOMA recognized 3033 Science Park Road, part of the ARE Spectrum campus in Torrey Pines, with the **EARTH AWARD** at its annual The Building of the Year (TOBY) Awards in November 2016. The EARTH Award acknowledges Alexandria's excellence in sustainability initiatives.

LIGHTING RETROFITS IN SAN FRANCISCO maximize efficiency and save on site costs. New LED lamps along with "smart" light technology provide $618K of savings over the next five years.

HEALTH and WELLNESS

fitwel

FIRST-IN-CLASS CHAMPION
First company to receive Fitwel three-star rating — the highest possible rating.

ULI healthy PLACES AWARDS

The Alexandria at Torrey Pines, part of the ARE Sunrise campus, provides fitness, dining, and meeting offerings to promote a healthy lifestyle. The facility received the **ULI HEALTHY PLACE FOR BUSINESS AWARD** in 2016.

(1)     Upon completion of 17 in-process LEED certification projects.

Investments in real estate

Our investments in real estate consisted of the following as of December 31, 2016 (dollars in thousands, except per square foot amounts):

	Investments in Real Estate		Per SF (1)	Square Feet
		%		Consolidated	Unconsolidated	Total
Investments in real estate:
Rental properties	$9,526,250	90%	$541	17,594,802	413,799	18,008,601

Development and redevelopment projects:
Projects to be delivered in 2017	748,854	7	533	1,405,117	—	1,405,117
Projects to be delivered in 2018 and 2019	60,400	1	132	456,011	—	456,011
Development and redevelopment projects	809,254	8	435	1,861,128	—	1,861,128

Rental properties and development/redevelopment projects	10,335,504		531	19,455,930	413,799	19,869,729
Future value-creation projects	253,551	2	48	5,292,631	—	5,292,631

Value-creation pipeline	1,062,805	10	149	7,153,759	—	7,153,759
Gross investments in real estate – North America	10,589,055	100%	$428	24,748,561	$413,799	25,162,360

Less: accumulated depreciation	(1,546,798)
Net investments in real estate – North America	9,042,257
Net investments in real estate – Asia	35,715
Investments in real estate	$9,077,972

(1)	Represents cost per SF of our consolidated properties.

Development, redevelopment, and future value-creation of new Class A properties

A key component of our business model is our disciplined allocation of capital to development and redevelopment of new Class A properties located in world-class collaborative life science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable space to meet the real estate requirements of, and are reusable by, a wide range of tenants. A significant number of our active development and redevelopment projects are highly leased and expected to be substantially delivered in the near future. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income and returns. Delivery of new Class A properties in our urban innovation cluster locations from our value-creation pipeline is expected to significantly increase net operating income:

Delivery Date	RSF	Leased Percentage (1)	Incremental Annual Net Operating Income (1)
YTD 3Q16	1,003,795	99%	$55 million
4Q16	890,133	89%	$37 million
2017	1,405,117	80%	$95 million to $105 million

(1)
Represents incremental annual net operating income upon stabilization of our development and redevelopment of new Class A properties, including only our share of real estate joint venture projects. RSF and percentage leased represent 100% of each property.

Development projects consist of the ground-up development of generic and reusable facilities. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into office/laboratory and tech office space. We generally will not commence new development projects for aboveground construction of new Class A office/laboratory and tech office space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A facilities.

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

As of December 31, 2016, we had seven ground-up development and one redevelopment of new Class A properties under construction in North America. The projects at completion will aggregate 2.0 million RSF, of which 102,938 RSF have been completed and were in service as of December 31, 2016. As of December 31, 2016, we had future value-creation projects supporting an aggregate of 5.3 million SF of ground-up development in North America.

During the year ended December 31, 2016, we commenced the following projects:

•	150,000 RSF development at 505 Brannan Street in our Mission Bay/SoMa submarket, which is 100% leased to Pinterest, Inc., with an initial occupancy date in the fourth quarter of 2017;

•
Development of an additional building at 3215 Merryfield Row aggregating 170,523 RSF at our ARE Spectrum project in our Torrey Pines submarket; 100% leased to Vertex Pharmaceuticals, Inc., with an initial occupancy date in the fourth quarter of 2017; and

•	Development of a parking structure located at 5200 Illumina Way in our University Town Center submarket; 100% leased to Illumina, Inc., with an initial occupancy date in the third quarter of 2017.

Our initial stabilized yield is calculated as the quotient of the estimated amounts of net operating income upon stabilization and our investment in the property and excludes the benefit of leverage. Our cash rents related to our value-creation projects are expected to increase over time, and our average cash yields are generally expected to be greater than our initial stabilized yields (cash basis). Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs. Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term (s) of the lease(s), calculated on a straight-line basis. Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed and our total cash investment in the property. Average cash yield reflects cash rents, including contractual rent escalations after initial rental concessions have elapsed, calculated on a straight-line basis, and our total cash investment in the property.

Visible-growth highly leased pipeline – 2017 deliveries and other recent development commencements

The following table sets forth a summary of our development and redevelopment of new Class A properties as of December 31, 2016 (dollars in thousands):

	Dev/ Redev	Project RSF			Percentage			Project Start	Occupancy
Property/Market/Submarket		In Service	CIP	Total	Leased	Negotiating	Total		Initial	Stabilized
400 Dexter Avenue North/Seattle/Lake Union	Dev	—	290,111	290,111	83%	17%	100%	2Q15	1Q17	2017
510 Townsend Street/San Francisco/Mission Bay/SoMa	Dev	—	300,000	300,000	100%	—%	100%	3Q15	3Q17	2017
5200 Illumina Way, Parking Structure/San Diego/University Town Center	Dev	—	N/A	N/A	100%	—%	100%	2Q16	3Q17	2017
100 Binney Street/Greater Boston/Cambridge	Dev	—	431,483	431,483	48%	31%	79%	3Q15	4Q17	2017
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	Dev	—	150,000	150,000	100%	—%	100%	1Q16	4Q17	2017
ARE Spectrum/San Diego/Torrey Pines	Dev	102,938	233,523	336,461	97%	—%	97%	2Q16	4Q17	2017
		102,938	1,405,117	1,508,055	81%	12%	93%

9625 Towne Centre Drive/San Diego/University Town Center	Redev	—	162,156	162,156	—%	100%	100%	3Q15	4Q18	2018
213 East Grand Avenue/South San Francisco/San Francisco	Dev	—	293,855	293,855	100%	—%	100%	2Q17	1Q19	2019
		—	456,011	456,011	64%	36%	100%
Total		102,938	1,861,128	1,964,066	77%	18%	95%

						Unlevered Yields
Property/Market/Submarket	Our Ownership Interest			Cost to Complete	Total at Completion	Average Cash	Initial Stabilized Cash Basis	Initial Stabilized
		In Service	CIP
400 Dexter Avenue North/Seattle/Lake Union	100%	$—	$160,936	$71,064	$232,000	7.3%	6.9%	7.2%
510 Townsend Street/San Francisco/Mission Bay/SoMa	100%	—	119,715	118,285	238,000	7.9%	7.0%	7.2%
5200 Illumina Way, Parking Structure/San Diego/University Town Center	100%	—	22,858	47,142	70,000	7.0%	7.0%	7.0%
100 Binney Street/Greater Boston/Cambridge	100%	11,096	269,100	254,804	535,000	7.9%	7.0%	7.7%
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	99.5%	—	64,159	76,841	141,000	8.6%	7.0%	8.2%
ARE Spectrum/San Diego/Torrey Pines	100%	64,915	112,086	100,999	278,000	6.9%	6.1%	6.4%
		$76,011	$748,854	$669,135	$1,494,000

9625 Towne Centre Drive/San Diego/University Town Center	100%	—	25,490	TBD	TBD	(1)	(1)	(1)
213 East Grand Avenue/South San Francisco/San Francisco	100%	—	34,910	TBD	TBD	(1)	(1)	(1)
		—	60,400	TBD	TBD
Total		$76,011	$809,254	TBD	TBD

(1)	The design and budget of these projects are in process, and the estimated project costs with related yields will be disclosed in the future.

Visible-growth highly leased pipeline – 2017 deliveries and other recent development commencements (continued)

100 Binney Street	510 Townsend Street	505 Brannan Street, Phase I	213 East Grand Avenue
Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	San Francisco/Mission Bay/SoMa	San Francisco/South San Francisco
431,483 RSF	300,000 RSF	150,000 RSF	293,855 RSF
Bristol-Myers Squibb Company	Stripe, Inc.	Pinterest, Inc.	Merck & Co., Inc.

ARE Spectrum	9625 Towne Centre Drive	400 Dexter Avenue North
San Diego/Torrey Pines	San Diego/University Town Center	Seattle/Lake Union
233,523 RSF	162,156 RSF	290,111 RSF
Celgene Corporation The Medicines Company Vertex Pharmaceuticals Incorporated	Negotiating	Juno Therapeutics, Inc.

Anticipated near-term and future development projects

The following table summarizes the key information for our future value-creation projects in North America as of December 31, 2016 (dollars in thousands, except per SF amounts):

			Project SF
Property/Submarket	Our Interest	Book Value	Anticipated Near-Term Developments		Anticipated Future Developments	Other Future Developments	Per SF (1)
Key future projects:
Greater Boston
161 First Street/Cambridge	100%	$5,637	183,644	(2)	—	—	$31	(2)
399 Binney Street (One Kendall Square)/Cambridge	100%	58,785	172,500		—	—	341	(3)
Alexandria Technology Square®/Cambridge	100%	7,787	—		100,000	—	78
Other future projects	100%	5,472	—		—	221,955	25
San Francisco
88 Bluxome Street/Mission Bay/SoMa	100%	—	—		1,070,925	—	—
505 Brannan Street, Phase II/Mission Bay/SoMa	99.5%	13,581	—		165,000	—	82
East Grand Avenue/South San Francisco	100%	15,513	227,936		—	—	68
Other future projects	100%	—	—		—	95,620	—
New York
East 29th Street/Manhattan	100%	—	420,000		—	—	—
San Diego
5200 Illumina Way/University Town Center	100%	10,846	—		386,044	—	28
Campus Point Drive/University Town Center	100%	11,388	315,000		—	—	36
Other future projects	100%	26,041	—		—	193,895	134
Seattle
1150/1165/1166 Eastlake Avenue East/Lake Union	100%	36,138	—		366,000	—	99
1818 Fairview Avenue East/Lake Union	100%	10,810	188,490		—	—	57
Maryland
9800 Medical Center Drive/Rockville	100%	4,682	180,000		—	—	26
Other future projects	100%	14,375	—		—	408,000	35
Research Triangle Park
6 Davis Drive/Research Triangle Park	100%	16,555	—		1,000,000	—	17
Other future projects	100%	4,150	—		—	76,262	54
Non-cluster Markets – other future projects	100%	11,791	—		—	592,285	20
Key future projects		$253,551	1,687,570		3,087,969	1,588,017	$48
Future value-creation projects			6,363,556
Acquisition completed in January 2017 – 88 Bluxome Street			(1,070,925)
Total future value-creation projects as of December 31, 2016			5,292,631

(1)	Excludes 88 Bluxome Street acquisition completed in January 2017.

(2)	Represents approximately 130-140 multi-family residential units.

(3)	Includes the cost of design work performed prior and subsequent to acquisition.

Anticipated near-term and future development projects (continued)

399 Binney Street (One Kendall Square)	East Grand Avenue	East 29th Street
Greater Boston/Cambridge	San Francisco/South San Francisco	Manhattan/New York City
172,500 SF	227,936 SF	420,000 RSF

Campus Point Drive	1818 Fairview Avenue East	9800 Medical Center Drive
San Diego/University Town Center	Seattle/Lake Union	Maryland/Rockville
315,000 SF	188,490 SF	180,000 SF

Summary of capital expenditures

Our construction spending for the year ended December 31, 2016, consisted of the following (in thousands):

Year Ended December 31, 2016
Construction Spending
Additions to real estate – consolidated projects (1)	$821,690
Investments in unconsolidated real estate joint ventures	11,529
Construction spending (cash basis)	833,219
Increase in accrued construction	76,848
Noncontrolling interest share of construction spending (consolidated joint ventures)	(101,762)
Construction spending	$808,305

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures shown in the table below.

The following table summarizes the total projected construction spending for the year ending December 31, 2017, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2017
Development and redevelopment projects	$760,000
Contributions from noncontrolling interests (consolidated joint ventures)	(15,000)
Generic laboratory infrastructure/building improvement projects	108,000
Non-revenue-enhancing capital expenditures and tenant improvements	12,000
Total projected construction spending	865,000
Guidance range	$815,000	–	915,000

2017 Disciplined Allocation of Capital
92% Allocation to Urban Innovation Submarkets

Manhattan
New York City
2%
Mission Bay/SoMa
South San Francisco
San Francisco
43%
Torrey Pines
University Town Center
San Diego
20%
5%
Lake Union
Seattle
8%
22%
Other
Cambridge
Greater Boston

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs

The tables below show the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures, Tenant Improvements, and Leasing Costs (1)	Year Ended December 31, 2016			Recent Average per RSF (2)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$9,206	16,671,887	$0.55	$0.41

Tenant improvements and leasing costs:
Re-tenanted space	$17,198	967,754	$17.77	$15.76
Renewal space	16,221	1,161,854	13.96	8.34
Total tenant improvements and leasing costs/weighted average	$33,419	2,129,608	$15.69	$10.53

(1)	Excludes amounts that are recoverable from tenants, revenue enhancing, or related to properties that have undergone redevelopment.

(2)	Represents the average of the five years ended December 31, 2016.

We expect our capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that undergo redevelopment) on a per RSF basis in 2017 to be approximately similar to the amounts shown in the preceding table.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ARE.” On January 17, 2017, the last reported sales price per share of our common stock was $110.52, and there were 361 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.). The following table sets forth the quarterly high and low trading prices per share of our common stock as reported on the NYSE and the distributions declared by us with respect to our common stock for each such period (distributions were paid in the quarter following the quarter in which the distribution was declared):

	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$114.02	$114.67	$103.60	$91.25	$96.86	$95.21	$98.39	$102.96
Low	$101.51	$100.53	$89.43	$70.69	$83.92	$82.91	$86.84	$88.54
Per share distribution	$0.83	$0.80	$0.80	$0.80	$0.77	$0.77	$0.77	$0.74
Future distributions on our common stock will be determined by, and at the discretion of, our Board of Directors and will depend on a number of factors, including actual cash available for distribution, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, restrictions under Maryland law, and such other factors as our Board of Directors deems relevant. To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our Series D Convertible Preferred Stock and our 6.45% Series E cumulative redeemable preferred stock (“Series E Redeemable Preferred Stock”). From the date of issuance of our preferred stock through December 31, 2016, we have paid full cumulative dividends on our Series D Convertible Preferred Stock and Series E Redeemable Preferred Stock. We cannot assure our stockholders that we will make any future distributions.

The income tax treatment of distributions on our common stock, Series D Convertible Preferred Stock, and Series E Redeemable Preferred Stock for the years ended December 31, 2016, 2015, and 2014, was as follows:

	Common Stock			Series D Convertible Preferred Stock			Series E Redeemable Preferred Stock
	Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Ordinary income	25.2%	50.1%	91.8%	44.8%	54.4%	100.0%	44.8%	54.4%	100.0%
Return of capital	43.9	7.9	8.2	—	—	—	—	—	—
Capital gains at 25%	—	8.5	—	—	9.2	—	—	9.2	—
Capital gains at 20%	30.9	33.5	—	55.2	36.4	—	55.2	36.4	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$3.23	$3.05	$2.88	$1.75	$1.75	$1.75	$1.6125	$1.6125	$1.6125

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

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2016		2015	2014	2013	2012
Operating Data:
Revenues:
Rental	$673,820		$608,824	$544,153	$467,764	$422,793
Tenant recoveries	223,655		209,063	173,480	150,095	133,280
Other income	24,231		25,587	9,244	13,292	18,424
Total revenues	921,706		843,474	726,877	631,151	574,497
Expenses:
Rental operations	278,408		261,232	219,164	189,039	172,756
General and administrative	63,884		59,621	53,530	48,520	47,747
Interest	106,953		105,813	79,299	67,952	69,184
Depreciation and amortization	313,390		261,289	224,096	189,123	185,687
Impairment of real estate	209,261	(1)	23,250	51,675	—	2,050
Loss on early extinguishment of debt	3,230		189	525	1,992	2,225
Total expenses	975,126		711,394	628,289	496,626	479,649
Equity in (losses) earnings of unconsolidated real estate JVs	(184)		1,651	554	—	—
Gain on sales of real estate – rental properties	3,715		12,426	—	—	—
(Loss) income from continuing operations	(49,889)		146,157	99,142	134,525	94,848
(Loss) income from discontinued operations (1)	—		(43)	1,233	900	8,816
Gain on sales of real estate – land parcels	90		—	6,403	4,824	1,864
Net (loss) income	(49,799)		146,114	106,778	140,249	105,528
Net income attributable to noncontrolling interests	(16,102)		(1,897)	(5,204)	(4,032)	(3,402)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(65,901)		144,217	101,574	136,217	102,126
Dividends on preferred stock	(20,223)		(24,986)	(25,698)	(25,885)	(27,328)
Preferred stock redemption charge	(61,267)		—	(1,989)	—	(5,978)
Net income attributable to unvested restricted stock awards	(3,750)		(2,364)	(1,774)	(1,581)	(1,190)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(151,141)		$116,867	$72,113	$108,751	$67,630
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted
Continuing operations	$(1.99)		$1.63	$0.99	$1.59	$0.95
Discontinued operations	—		—	0.02	0.01	0.14
Net (loss) income per share	$(1.99)		$1.63	$1.01	$1.60	$1.09
Weighted-average shares of common stock outstanding – Basic	76,102,617		71,528,843	71,169,694	68,038,195	62,159,913
Weighted-average shares of common stock outstanding – Diluted	76,102,617		71,528,843	71,169,694	68,038,195	62,160,244
Dividends declared per share of common stock	$3.23		$3.05	$2.88	$2.61	$2.09

Balance Sheet Data (at year end):
Investments in real estate	$9,077,972	$7,629,922	$7,108,610	$6,730,270	$6,395,922
Total assets	$10,354,888	$8,881,017	$8,109,038	$7,503,965	$7,131,129
Total debt	$4,164,025	$3,935,692	$3,651,581	$3,035,262	$3,162,962
Total liabilities	$4,972,610	$4,587,053	$4,199,480	$3,525,024	$3,628,071
Redeemable noncontrolling interests	$11,307	$14,218	$14,315	$14,444	$14,564
Total equity	$5,370,971	$4,279,746	$3,895,243	$3,964,497	$3,488,494

(1)
Refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements regarding discontinued operations and Note 18 – “Assets Classified as Held for Sale” to our consolidated financial statements under Item 15 in this annual report on Form 10-K.

	Year Ended December 31,
(Dollars in thousands, except per occupied RSF amounts)	2016	2015	2014		2013		2012
Other Data:
Net cash provided by operating activities	$392,501	$342,611	$334,325		$312,727		$305,533
Net cash used in investing activities	$1,496,628	$722,395	$634,829		$591,375		$558,100
Net cash provided by financing activities	$1,105,521	$419,126	$331,312		$197,570		$314,860
Number of properties – North America	199	191	184		175		172
RSF (including development and redevelopment projects under construction) – North America	19,869,729	18,874,070	17,356,818		16,092,344		16,226,907
Occupancy of operating properties – North America	96.6%	97%	97%		96%		95%
Occupancy of operating and redevelopment properties – North America	95.7%	94%	96%		96%		92%
Annual rental revenue per occupied RSF – North America	$45.15	$41.17	$38.68		$37.12		$35.34

Reconciliation of net (loss) income attributable to Alexandria’s common stockholders to funds from operations attributable to Alexandria’s common stockholders – diluted:
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(151,141)	$116,867	$72,113		$108,751		$67,630
Depreciation and amortization (1)	313,390	261,289	224,096		190,778		192,005
Noncontrolling share of depreciation and amortization from consolidated JVs	(9,349)	(372)	—		—		—
Our share of depreciation and amortization from unconsolidated real estate JVs	2,707	1,734	329		—		—
(Gain) loss on sales of real estate – rental properties	(3,715)	(12,426)	(1,838)	(2)	121	(2)	(1,564)	(2)
Gain on sales of real estate – land parcels	(90)	—	(6,403)		(4,824)		(1,864)
Impairment of real estate – rental properties	98,194	23,250	26,975		—		11,400
Allocation to unvested restricted stock awards	—	(1,758)	(690)		36		31
Funds from operations attributable to Alexandria’s common stockholders – basic (3)	249,996	388,584	314,582		294,862		267,638
Effect of dilutive securities and assumed conversion:
Assumed conversion of unsecured senior convertible notes	—	—	—		15		21
Funds from operations attributable to Alexandria’s common stockholders – diluted: (3)	249,996	388,584	314,582		294,877		267,659
Acquisition-related expenses	—	—	—		1,446		—
Non-real estate investment income	(4,361)	(13,109)	—		—		(5,811)
Impairments of land parcels and non-real estate investments	113,539	—	24,700		853		2,050
Loss on early extinguishment of debt	3,230	189	525		1,992		2,225
Preferred stock redemption charge	61,267	—	1,989		—		5,978
Allocation to unvested restricted stock awards	(2,356)	110	(226)		(35)		(39)
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted (3)	$421,315	$375,774	$341,570		$299,133		$272,062

(1)	Includes depreciation and amortization classified in discontinued operations related to assets held for sale (for the periods prior to when such assets were designated as held for sale).

(2)	(Gain) loss recognized prior to the fourth quarter of 2014 is classified in (loss) income from discontinued operations in the consolidated statements of operations.

(3)
Refer to “Funds From Operations and Funds From Operations, as Adjusted (Attributable to Alexandria Real Estate Equities, Inc.’s Common Stockholders)” in the “Non-GAAP Measures” section under Item 7 in this annual report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under Item 15 in this annual report on Form 10-K. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, those described under “Item 1A. Risk Factors” in this annual report on Form 10-K. We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events, or otherwise.

As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries.

Executive summary

We concluded another successful year where our best-in-class team delivered solid results and continued growth. Below are the key highlights:

Solid internal growth

•	Total revenues of $921.7 million, up 9.3%, for the year ended December 31, 2016, compared to $843.5 million for the year ended December 31, 2015;

•	Solid leasing activity in light of minimal contractual lease expirations at the beginning of 2016 and a highly leased value-creation pipeline:

2016
Total leasing activity – RSF	3,390,067
Lease renewals and re-leasing of space:
Rental rate increases	27.6%
Rental rate increases (cash basis)	12.0%
RSF	2,129,608

•	Same property net operating income growth of 4.7% and 6.0% (cash basis) for the year ended December 31, 2016, compared to the year ended December 31, 2015.

Solid external growth; disciplined allocation of capital to highly leased value-creation pipeline

•	Deliveries of Class A properties in urban innovation clusters from our value-creation pipeline is expected to significantly increase net operating income:

Delivery Date	RSF (1)	Percentage Leased (1)	Incremental Annual Net Operating Income (1)
YTD 3Q16	1,003,795	99%	$55 million
4Q16	890,133	89%	$37 million
2017	1,405,117	80%	$95 million to $105 million

(1)    Represents incremental annual net operating income upon stabilization of our development and redevelopment of new Class A properties, including only our share of real estate joint venture projects. RSF and percentage leased represent 100% of each property.

•	Key development, redevelopment, and other projects placed into service during the year ended December 31, 2016:

•	422,980 RSF, 100% leased to Uber Technologies, Inc. at 1455 and 1515 Third Street in our Mission Bay/SoMa submarket in San Francisco;

•	305,006 RSF, 100% leased to Eli Lilly and Company at 10290 Campus Point Drive in our University Town Center submarket in San Diego; consistent initial stabilized cash yield of 6.8%;

•	295,609 RSF to Illumina, Inc. at 5200 Illumina Way, in our University Town Center submarket in San Diego; improvement of initial stabilized cash yield to 7.2% from 7.0% as initially disclosed;

•
274,734 RSF, 97% leased to Sanofi and 255,743 RSF, 99% leased to bluebird bio, Inc. at 50 and 60 Binney Street in our Cambridge submarket in Greater Boston, respectively; improvement of initial stabilized cash yield to 7.7% from 7.3% as initially disclosed;

•	64,378 RSF at 430 East 29th Street in our Manhattan submarket in New York City; improvement of initial stabilized cash yield to 7.0% from 6.6% as initially disclosed;

•
61,755 RSF, 100% leased to Otonomy, Inc. at 4796 Executive Drive in our University Town Center submarket in San Diego; improvement of initial stabilized cash yield to 7.0% from 6.8% as initially disclosed; and

•
59,783 RSF, 100% leased to Editas Medicine, Inc. at 11 Hurley Street in our Cambridge submarket in Greater Boston; improvement of initial stabilized cash yield to 8.8% from 7.9% as initially disclosed.

•
Executed a 293,855 RSF 15-year build-to-suit lease with Merck & Co., Inc. at 213 East Grand Avenue in our South San Francisco submarket; we anticipate commencing development in the second quarter of 2017.

Increased common stock dividend

•
Common stock dividend for the year ended December 31, 2016, of $3.23 per common share, up 18 cents, or 6%, over the year ended December 31, 2015; continuation of our strategy to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

Operating results

	Year Ended December 31,
	2016	2015	Change
Net (loss) income attributable to Alexandria’s common stockholders – diluted:
In Millions	$(151.1)	$116.9	$(268.0)	N/A
Per Share	$(1.99)	$1.63	$(3.62)	N/A
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In Millions	$421.3	$375.8	$45.5	12.1%
Per Share	$5.51	$5.25	$0.26	5.0%

Items included in net (loss) income attributable to Alexandria’s common stockholders: (amounts are shown after deducting any amounts attributable to noncontrolling interests)
	Year Ended December 31,
	2016	2015	2016	2015
(In millions, except per share amounts)	Amount		Per Share – Diluted
Gain on sales of real estate – rental properties and land parcels	$3.8	$12.4	$0.05	$0.17
Impairment of:
Real estate – rental properties	(98.2)	(23.3)	(1.29)	(0.33)
Real estate – land parcels and non-real estate investments	(113.5)	—	(1.49)	—
Loss on early extinguishment of debt	(3.2)	(0.2)	(0.04)	—
Preferred stock redemption charge	(61.3)	—	(0.81)	—
Total	$(272.4)	$(11.1)	$(3.58)	$(0.16)
Weighted-average shares of common stock outstanding – diluted	76.1	71.5

Core operating metrics and internal growth

•	Percentage of annual rental revenue from investment-grade tenants in effect as of December 31, 2016: 49%

•	Percentage of annual rental revenue from Class A properties in AAA locations in effect as of December 31, 2016: 79%

•	Occupancy for operating properties in North America at 96.6% as of December 31, 2016

•	Operating margin at 70% for the year ended December 31, 2016

•	Adjusted EBITDA margin at 66% for the year ended December 31, 2016

•	See “Solid Internal Growth” in the above section for information on our leasing activity and same property net operating income growth

External growth

Disciplined allocation of capital to visible, multiyear, highly leased value-creation pipeline

•	Refer to “Executive Summary” within this Item 7 in this annual report on Form 10-K for information.

Strategic acquisitions

•
In November 2016, we acquired the remaining 49% interest in our real estate joint venture with Uber Technologies, Inc. for $90.1 million. The real estate joint venture owned land parcels located at 1455 and 1515 Third Street and a parking garage structure in our Mission Bay/SoMa submarket of San Francisco.

•	The former real estate joint venture was expected to complete the development of two new Class A properties in 2018, pursuant to leases with Uber.

•
As a result of the acquisition of the remaining 49% ownership interest, we own a 100% fee simple interest in both land parcels and the parking garage and are no longer obligated to fund the development of the two Class A properties.

•
In connection with the acquisition of the remaining interest in the land and parking garage, we leased these assets to Uber for 75 years, beginning in November 2016. Uber will develop and own 100% of the two Class A properties on the land parcels.

•	The $90.1 million purchase price includes $56.8 million payable in 2017.

•
Initial stabilized yields on our total project investment of $155.0 million (including our investment in our initial 51% interest) are 14.4% and 7.0% (cash basis). Cash rents for the parking structure and land commence in February 2017, and November 2017, respectively.

•
In November 2016, we acquired One Kendall Square, a 644,771 RSF, nine-building collaborative life science and technology campus located in the east side of our Cambridge submarket of Greater Boston, for a purchase price of $725.0 million, including the assumption of a $203.0 million secured note payable. The campus is 97.3% occupied, and we expect to achieve an initial stabilized yield (cash basis) of 6.2% upon completion of near-term renewals and re-leasing of space (see below). This acquisition provides us with a significant opportunity to increase cash flows through the following:

•	$47/RSF average in-place annual rents (mix of office gross rents and lab triple net rents), significantly below-market;

•	55% contractual lease expirations through 2019;

•	Conversion of campus office space into office/laboratory space through redevelopment; and

•	Entitled land parcel for near-term ground-up development of an additional building aggregating 172,500 square feet.

•
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

Dispositions

•
During the three months ended December 31, 2016, we completed the dispositions of our remaining operating properties and land parcels in India for an aggregate sales price of approximately $53.4 million. As of December 31, 2016, we had no remaining investments in real estate in India.

Balance sheet management

Improvement in balance sheet leverage and liquidity

•	$14.2 billion total market capitalization as of December 31, 2016;

•	$2.2 billion of liquidity as of December 31, 2016;

•	Net debt to Adjusted EBITDA:
•Fourth quarter of 2016, annualized: 6.1x; year ended December 31, 2016: 6.6x;
•Fourth quarter of 2017, annualized target range: 5.5x to 6.0x;

•	Fixed-charge coverage ratio:

•	Fourth quarter of 2016, annualized: 3.8x; year ended December 31, 2016: 3.6x;

•	Fourth quarter of 2017, annualized target: greater than 4.0x;

•	In April 2016, we closed a secured construction loan for our development project at 100 Binney Street in our Cambridge submarket:

•	Commitments available for borrowing of $304.3 million;

•	Outstanding borrowings bearing interest at a rate of LIBOR+200 bps; and

•	Executed 2.00% LIBOR rate cap agreements for notional amounts up to $150 million.

•
In June 2016, we executed the offering of $350.0 million of unsecured senior notes payable, due in 2027 at an interest rate of 3.95%. Net proceeds of $344.7 million were used initially to reduce outstanding borrowings on our unsecured senior line of credit;

•
On July 29, 2016, we amended our unsecured senior line of credit and recognized a loss on early extinguishment of debt of $2.4 million related to the write-off of unamortized loan fees. Key changes are summarized below:

	Amended Agreement	Prior Agreement
Commitments	$1.65 billion	$1.5 billion
Interest rate	LIBOR+1.00%	LIBOR+1.10%
Maturity date	October 29, 2021	January 3, 2019

•
On July 29, 2016, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, reducing the total outstanding balance from $600 million to $400 million, and recognized a loss on early extinguishment of debt of $869 thousand related to the write-off of unamortized loan fees during the year ended December 31, 2016;

•
Executed additional interest rate swap agreements with an aggregate notional amount of $700 million during the year ended December 31, 2016, to provide a minimum of hedged variable-rate debt of $900 million and $450 million as of December 31, 2017 and 2018, respectively;

•
Repurchased 6.0 million shares of our 7.00% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) at an aggregate price of $206.8 million, or $34.41 per share, and recognized a preferred stock redemption charge of $61.3 million during the year ended December 31, 2016;

•
In October 2016, we filed an ATM common stock offering program, which allows us to sell up to an aggregate of $600.0 million of our common stock. During the three months ended December 31, 2016, we sold an aggregate of 3.4 million shares of common stock for gross proceeds of $354.2 million, or $105.73 per share, and net proceeds of approximately $348.4 million;

•
In December 2016, we sold an aggregate of 7.5 million shares of our common stock to settle our forward equity sales agreements executed in July 2016. Net proceeds, after issuance costs and underwriters’ discount, of $715.9 million were used to fund the acquisition of One Kendall Square located in East Cambridge, to lower net debt to Adjusted EBITDA by 0.3x, and to fund construction;

•
Raised $380.9 million in 2016 from (i) completed dispositions aggregating $274.6 million and (ii) funding from our joint venture partner aggregating $106.3 million, primarily in 2016, related to the sale of a partial interest in 10290 Campus Point Drive. Refer to “Real Estate Asset Sales” within this Item 7 of this annual report on Form 10-K for additional information;

•	During the year ended December 31, 2016, we repaid six secured notes payable aggregating $307.0 million with a weighted-average interest rate of 4.58%;

•	Current and future value-creation pipeline was 10% of gross investments in real estate in North America as of December 31, 2016, with a fourth quarter of 2017 target of less than 10%; and

•	4% unhedged variable-rate debt as a percentage of total debt as of December 31, 2016.

Sustainability and health and wellness

•	51% of annual rental revenue expected from LEED certified projects upon completion of in-process projects;

•
2016 recipient of the NAREIT Investor CARE (Communications and Reporting Excellence) Gold Award as a best-in-class REIT that delivers transparency, quality, and efficient communications and reporting to the investment community; our second consecutive (2016 and 2015) NAREIT Investor CARE Gold Award; and

•	In November 2016, we became the first REIT to be named a first-in-class Fitwel Champion to promote health and wellness in the workplace and to earn Fitwel building certifications.

External growth – value-creation development and redevelopment of new Class A properties placed into service during 2016

The following table presents value-creation development and redevelopment of new Class A properties, including our unconsolidated real estate joint venture, placed into service during the year ended December 31, 2016 (dollars in thousands):

			RSF in Service									Unlevered Yields (1)
	Our Ownership Interest			Placed into Service 2016					Total Project			Average Cash		Initial Stabilized Cash Basis		Initial Stabilized
Property/Market/Submarket		Date Delivered	Prior to 1/1/16	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total	Leased	Investment	(1)
Consolidated development projects
50 and 60 Binney Street/ Greater Boston/Cambridge	100%	9/30/16	—	—	—	530,477	—	530,477	99%	$474,000		8.6%	(2)	7.7%	(2)	7.9%	(2)
1455 and 1515 Third Street/ San Francisco/Mission Bay/SoMa	100%	11/10/16	—	—	—	—	422,980	422,980	100%	$155,000		14.5%	(3)	7.0%	(3)	14.4%	(3)
430 East 29th Street/ New York City/Manhattan	100%	Various	354,261	1,783	62,595	—	—	418,639	100%	$471,000		7.6%		7.0%		7.1%
5200 Illumina Way, Building 6/ San Diego/University Town Center	100%	6/20/16	—	—	295,609	—	—	295,609	100%	$68,000		8.8%		7.2%		8.6%
4796 Executive Drive/ San Diego/University Town Center	100%	12/1/16	—	—	—	—	61,755	61,755	100%	$41,000		8.0%		7.0%		7.4%

Consolidated redevelopment projects
11 Hurley Street/ Greater Boston/Cambridge	100%	9/29/16	—	—	—	59,783	—	59,783	100%	$36,500		9.8%	(2)	8.8%	(2)	9.7%	(2)
10290 Campus Point Drive/ San Diego/University Town Center	55%	12/2/16	—	—	—	—	305,006	305,006	100%	$231,000		7.7%		6.8%		7.1%

Unconsolidated real estate joint venture development project
360 Longwood Avenue/ Greater Boston/Longwood Medical Area	27.5%	Various	259,859	2,508	51,040	—	100,392	413,799	76%	$108,965	(4)	8.2%	(4)	7.3%	(4)	7.8%	(4)
			614,120	4,291	409,244	590,260	890,133	2,508,048

(1)	Below is our originally disclosed total project investment and unlevered yields:

		Unlevered Yields						Incremental Annual Net Operating Income
Property	Investment	Average Cash (Original)	Change	Initial Stabilized Cash Basis (Original)	Change	Initial Stabilized (Original)	Change
50 and 60 Binney Street	$500,000	8.1%	0.5%	7.3%	0.4%	7.4%	0.5%
430 East 29th Street	$463,200	7.1%	0.5%	6.6%	0.4%	6.5%	0.6%	$92M
5200 Illumina Way, Building 6	$69,900	8.6%	0.2%	7.0%	0.2%	8.4%	0.2%
4796 Executive Drive	$42,200	7.7%	0.3%	6.8%	0.2%	7.1%	0.3%
11 Hurley Street	$41,000	8.8%	1.0%	7.9%	0.9%	8.6%	1.1%
10290 Campus Point Drive	$241,000	7.6%	0.1%	6.8%	—%	7.0%	0.1%
360 Longwood Avenue	$108,965	9.3%	(1.1)%	8.3%	(1.0)%	8.9%	(1.1)%

(2)
Improvement of our initial yields is due to a variety of factors, including (i) use of Building Information Modeling (BIM), (ii) avoided use of owner’s contingency, (iii) early use of consultants, (iv) co-location of consultants during construction, and (v) adaptive reuse of special permit.

(3)
Refer to Note 4 – “Investment in Unconsolidated Real Estate Joint Venture” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for information about our acquisition of the remaining 49% ownership interest.

(4)	Our project cost at completion and unlevered yields are based upon our share of the investment in real estate, including costs incurred directly by us outside of the real estate joint venture.

External growth – value-creation development and redevelopment of new Class A properties placed into service during 2016 (continued)

50 Binney Street	60 Binney Street	360 Longwood Avenue	11 Hurley Street	430 East 29th Street
Greater Boston/Cambridge	Greater Boston/Cambridge	Greater Boston/Longwood Medical Area	Greater Boston/Cambridge	New York City/Manhattan
274,734 RSF	255,743 RSF	413,799 RSF	59,783 RSF	418,639 RSF
Sanofi Genzyme	bluebird bio, Inc.	Dana-Farber Cancer Institute, Inc. The Children’s Hospital Corporation	Editas Medicine, Inc.	Roche/New York University/Others

1455 and 1515 Third Street (1)	10290 Campus Point Drive	5200 Illumina Way, Building 6	4796 Executive Drive	Incremental annual net operating income(2)
San Francisco/Mission Bay/SoMa	San Diego/University Town Center	San Diego/University Town Center	San Diego/University Town Center
422,980 RSF	305,006 RSF	295,609 RSF	61,755 RSF
Uber Technologies, Inc.	Eli Lilly and Company	Illumina, Inc.	Otonomy, Inc.
$92M

(1)
Refer to Note 4 – “Investment in Unconsolidated Real Estate Joint Venture” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for information about our acquisition of the remaining 49% ownership interest in our real estate joint venture with Uber Technologies, Inc.

(2)	Represents incremental annual net operating income upon stabilization of our development and redevelopment of new Class A properties, including only our share of real estate joint venture projects.

Acquisitions in 2016

Our real estate asset acquisitions during the year ended December 31, 2016, consisted of the following (dollars in thousands):

		Date of Purchase	Number of Properties	Square Footage				Occupancy	Unlevered Yields
Property/Market/Submarket	Type			Operating	Future Value-Creation	Purchase Price			Initial Stabilized Cash Basis		Initial Stabilized
Torrey Ridge Science Center/San Diego/Torrey Pines	Operating	10/3/16	3	294,993	—	$182,500		87.1%	6.8%	(1)	7.1%	(1)
One Kendall Square/Greater Boston/Cambridge	Operating/Development	11/7/16	9	644,771	172,500	725,000		97.3%	6.2%	(2)	6.4%	(2)
1455 and 1515 Third Street/San Francisco/Mission Bay/SoMa (acquisition of remaining 49% interest)	Operating	11/10/16	2	422,980	—	90,100	(3)	100.0%	N/A	(4)	N/A	(4)
			14	1,362,744	172,500	$997,600

(1)
At stabilization in the first half of 2018, upon completion of near-term renewals/re-leasing of acquired below-market leases and the conversion of 75,953 RSF of existing shell and office space into office/laboratory space.

(2)	Upon stabilization at completion of the ground-up development of our entitled land parcel.

(3)	The purchase price includes $56.8 million payable in 2017.

(4)
Refer to “External Growth – Value-Creation Development and Redevelopment of New Class A Properties Placed into Service during 2016” earlier within this Item 7 for discussion of our overall project investment and yields after our acquisition of the 49% noncontrolling interest.

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
Massachusetts Institute of Technology
ONE KENDALL SQUARE
ALEXANDRIA TECHNOLOGY SQUARE®

1455 and 1515 Third Street Acquisition

Alexandria's Unique Collaborative Urban Innovation Cluster in Mission Bay/SoMa

ALEXANDRIA®
Building the Future of Life-Changing Innovation

88 BLUXOME STREET
SOMA
1455 and 1515 THIRD STREET
MISSION BAY
The Gladstone Institutes
Golden State Warriors
UCSF Research Campus
UCSF Medical Center

Real estate asset sales

Our asset sale strategy consists of (i) the recycling of capital from high-value assets (via the sale of partial interests to high-quality institutional investors or the sale of 100%), (ii) the sale of non-core/”core-like” operating assets, which increases the quality of our asset base, and (iii) the sale of non-strategic land parcels, all of which provide a significant source of capital to fund our highly pre-leased value-creation development and redevelopment projects. Our real estate asset sales completed during the year ended December 31, 2016, consisted of the following (dollars in thousands):

			Net Operating Income		Net Operating Income (Cash)		Classification
Property/Market/Submarket	Date of Sale	RSF/Acres		(1)		(1)	Construction Funding		Asset Sales
Dispositions completed in the first through third quarters of 2016:
16020 Industrial Drive/Maryland/Gaithersburg	4/21/2016	71,000 RSF	$1,022		$896		$—		$6,400
Land parcels in North America (Gaithersburg/Non-cluster)	Various	5.9 acres	N/A		N/A		—		8,700
Land parcels in India	Various	28 acres	N/A		N/A		—		12,767	(2)
							—		27,867
Two joint ventures – 45% partial interest sales:
10290 Campus Point Drive/San Diego/University Town Center	6/29/16	305,006 RSF	$15,832	(3)	$14,665	(3)	106,263	(4)	—
10300 Campus Point Drive/San Diego/University Town Center	12/15/16	449,759 RSF					—		150,008	(4)

Dispositions completed in the fourth quarter of 2016:
306 Belmont Street and 350 Plantation Street/Greater Boston/ Route 495/Worcester	12/9/16	90,690 RSF	$1,558		$1,348		—		$17,550
560 Eccles Avenue/San Francisco/South San Francisco	12/21/16	3.3 acres	N/A		N/A		—		12,000
7990 Enterprise Street/Canada	12/15/16	66,000 RSF	965		957		—		13,836
Operating properties and land parcels in India	Various	566,355 RSF / 168 acres	363		391		—		53,364	(2)
							—		96,750
							$106,263		$274,625

(1)	Represents annualized amounts for the quarter ended prior to the date of sale. Cash net operating income excludes straight-line rent and amortization of acquired below-market leases.

(2)
Represents the completion of the sale of all of our investments in real estate in India. During 2016, we recognized impairments of real estate related to the dispositions of assets in Asia aggregating $194.3 million. Refer to Note 18 – “Assets Classified as Held for Sale” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for additional information.

(3)
Represents a 45% partial interest share of net operating income and cash net operating income: (i) anticipated upon stabilization of the redevelopment of 10290 Campus Point Drive and (ii) realized for 10300 Campus Point Drive during the third quarter of 2016.

(4)
Aggregate proceeds of $256.3 million, including gross proceeds of $68.6 million received as of September 30, 2016, $153.0 million received during the three months ended December 31, 2016, and additional future proceeds of $34.7 million to be received primarily during the first quarter of 2017.

Execution of capital strategy

During 2016, we continued to execute on many of the long-term components of our capital strategy. Some of our key accomplishments include the following:

2016 Capital strategy

•	Achieved targeted key credit metric ratios, including a net debt to Adjusted EBITDA ratio of 6.1x and a fixed-charge coverage ratio of 3.8x for the fourth quarter of 2016 on an annualized basis;

•
Continued the process of prudently laddering our debt maturities as we completed the successful offering in June 2016 of $350.0 million of unsecured senior notes payable with a stated interest rate of 3.95% due in 2027;

•	$2.2 billion of liquidity as of December 31, 2016;

•
Executed additional interest rate swap agreements with an aggregate notional amount of $700 million during the year ended December 31, 2016, to provide a minimum of hedged variable-rate debt of $900 million and $450 million as of December 31, 2017 and 2018, respectively;

•	As of December 31, 2016, our unhedged variable-rate debt as a percentage to total debt was 4%;

•	In April 2016, we closed a secured construction loan for our development project at 100 Binney Street in our Cambridge submarket:

•	Commitments available for borrowing of $304.3 million;

•	Outstanding borrowings bearing interest at a rate of LIBOR+200 bps; and

•	Executed 2.00% LIBOR rate cap agreements for notional amounts up to $150 million;

•	On July 29, 2016, we amended our unsecured senior line of credit with key changes summarized as follows:

	Amended Agreement	Prior Agreement
Commitments	$1.65 billion	$1.5 billion
Interest rate	LIBOR+1.00%	LIBOR+1.10%
Maturity date	October 29, 2021	January 3, 2019

•	On July 29, 2016, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, reducing the total outstanding balance from $600 million to $400 million;

•
Completed our December 2015 ATM program during the first half of 2016, when we sold an aggregate of 3.9 million shares of our common stock for gross proceeds of $374.3 million, or $94.80 per share, and net proceeds of approximately $367.8 million;

•
Established a new ATM common stock offering program in October 2016 that allowed us to sell up to an aggregate of $600.0 million. During the three months ended December 31, 2016, we sold an aggregate of 3.4 million shares of our common stock for gross proceeds of $354.2 million, or $105.73 per share, and net proceeds of approximately $348.4 million;

•
Raised $380.9 million in 2016 from (i) completed dispositions aggregating $274.6 million and (ii) funding from our joint venture partner, primarily in 2016, aggregating $106.3 million related to the sale of a partial interest in 10290 Campus Point Drive. Refer to “Real Estate Asset Sales” within this Item 7 of this annual report on Form 10-K for additional information;

•	Maintained a high-quality tenant base as of December 31, 2016, with 49% of our annual rental revenue from investment-grade tenants;

•
Continued to access diverse sources of capital, including joint venture capital aggregating $256.3 million from the sale of a 45.0% partial interest in 10290 and 10300 Campus Point Drive to a high-quality institutional partner;

•
Continued to allocate substantially all of our external growth capital to Class A properties located in world-class collaborative life science and technology campuses in AAA urban innovation clusters; and

•	Reduced our investment in the current and future value-creation pipeline to 10% of gross investments in real estate in North America as of December 31, 2016, with a target of less than 10%.

During 2017, we intend to continue to execute our capital strategy to achieve further improvements to our credit rating, which will allow us to further improve our cost of capital and continue our disciplined approach to capital allocation. For further information, refer to the “Projected Results” section below within this Item 7 of this annual report on Form 10-K.

Balance sheet management

As described above, we successfully executed our long-term capital strategy in 2016, continuing to strengthen our balance sheet and credit profile. Consistent with 2016, our capital strategy for 2017 consists of the following elements:

•	Allocate capital to Class A properties located in world-class collaborative life science and technology campuses in AAA urban innovation clusters;

•	Continue to improve our credit profile;

•
Maintain access to diverse sources of capital, which includes cash flows from operating activities after dividends, incremental debt supported by our growth in EBITDA, asset sales, joint venture capital, and other capital such as the sale of equity;

•	Maintain commitment to long-term capital to fund growth;

•	Prudently ladder debt maturities;

•	Maintain significant balance sheet liquidity; and

•	Maintain a stable and flexible balance sheet.

Given the anticipated delivery of significant incremental EBITDA from our development and redevelopment of new Class A properties, we expect to obtain debt for a significant portion of construction on a leverage-neutral basis. We expect to continue to maintain access to a diverse source of debt, including unsecured senior notes payable, as well as secured construction loans for our development and redevelopment projects from time to time. We expect to continue to maintain a significant proportion of our net operating income unencumbered to allow for future flexibility for accessing both unsecured and secured debt markets, although we expect traditional secured mortgage notes payable will remain a small component of our capital structure.

In addition to debt funding on a leverage-neutral basis, we intend to supplement our remaining capital needs with cash flows from operating activities, after dividends and proceeds from asset sales, real estate joint ventures, and other equity capital. We pursued a strategy of asset sales in 2016 that combined the sales of partial real estate joint venture interests in low cap rate operating assets to high-quality institutional investors and the sales of certain land parcels and non-core operating assets, which allowed us to increase the quality of our asset base and to realize through sales a portion of the significant incremental net asset value we created in the Class A properties. We expect to identify additional real estate assets for sale in 2017 using a similar strategy over the next several quarters to generate additional proceeds for reinvestment into our value-creation projects, subject to market conditions. The amount of asset sales necessary to meet our sources of capital forecast will vary depending upon the amount of EBITDA associated with the assets sold. For example, the sale of an income-producing property benefits leverage less than the sale of a non-income-producing land parcel. We may also sell additional common equity subject to market conditions. Additionally, other capital activity in 2017 will also be considered and will influence the amount of real estate disposition.

Improved cost of capital

As part of our capital strategy to continue strengthening our credit profile, we expect to complete and place into service development and redevelopment projects currently under construction, which we expect will deliver significant incremental EBITDA. As our EBITDA grows in 2017 and beyond, this growth in EBITDA should allow us to obtain debt funding on a leverage-neutral basis and provide significant capital to fund our development and redevelopment projects. Additionally, the resulting improvement in our balance sheet leverage ratio should allow us to access diverse sources of capital, strengthen our credit profile, and reduce our cost of capital. In addition, we expect to continue to maintain a significant proportion of unencumbered net operating income. For the year ended December 31, 2016, our unencumbered net operating income as a percentage of total net operating income was 85%.

Investments

We hold equity investments in certain publicly traded companies, privately held entities, and limited partnerships primarily involved in the life science and technology industries.
As of December 31, 2016, our investments aggregated $342.5 million, or approximately 3.3% of our total assets. The charts and table below present selected investment statistics as of December 31, 2016 (dollars in thousands, unless stated otherwise):

Public/Private Investment Mix (Cost)				Tenant/Non-Tenant Mix (Cost)

Investment Type	Cost	Net Unrealized Gains	Total	Number of Investments 221 Average Cost $1.5M
Public	$41,392	$19,293	$60,685
Private	281,792	—	281,792
Total	$323,184	$19,293	$342,477

Results of operations

Favorable Lease Structure (1)		Same Property Net Operating Income Increase

4.5%
1.3%
4.7%
5.5%
4.7%
6.0%
2014
2015
2016
2014
2015
2016
Cash Basis

Percentage of triple net leases	97%
Stable cash flows
Percentage of leases containing annual rent escalations	96%
Increasing cash flows
Percentage of leases providing for the recapture of capital expenditures	95%
Lower capex burden

Margins (2)		Rental Rate Increases: Renewed/Re-Leased Space

Adjusted EBITDA	Operating
66%	70%

(1)	Percentages calculated based on RSF.

(2)	Represents the year ended December 31, 2016.

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

The following table presents information regarding our Same Properties as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Percentage change in net operating income over comparable period from prior year	4.7%	1.3%
Percentage change in net operating income (cash basis) over comparable period from prior year	6.0%	4.7%
Operating margin	70%	69%
Number of Same Properties	159	164
RSF	13,521,141	14,054,506
Occupancy – current-period average	97.1%	95.7%
Occupancy – same-period prior-year average	96.3%	95.9%

The following table reconciles the number of Same Properties to total properties for the year ended December 31, 2016:

Development – under construction	Properties
100 Binney Street	1
510 Townsend Street	1
505 Brannan Street	1
ARE Spectrum	3
213 East Grand Avenue	1
400 Dexter Avenue North	1
5200 Illumina Way, Parking Structure	N/A
	8

Development – placed into service after January 1, 2015	Properties
50 and 60 Binney Street	2
75/125 Binney Street	1
430 East 29th Street	1
5200 Illumina Way, Building 6	1
4796 Executive Drive	1
6040 George Watts Hill Drive	1
360 Longwood Avenue (unconsolidated real estate joint venture)	1
1455 and 1515 Third Street	2	(1)
	10

Redevelopment – under construction	Properties
9625 Towne Centre Drive	1
1
Redevelopment – placed into service after January 1, 2015	Properties
225 Second Avenue	1
11055, 11065, and 11075 Roselle Street	3
10151 Barnes Canyon Road	1
11 Hurley Street	1
10290 Campus Point Drive	1
7
Acquisitions after January 1, 2015:	Properties
640 Memorial Drive	1
Torrey Ridge Science Center	3
One Kendall Square	9
13

Properties held for sale	1
Total properties excluded from Same Properties	40

Same Properties	159

Total properties as of the year ended
December 31, 2016	199

(1)	Represents two land parcels and a parking garage 100% leased to Uber.

Comparison of results for the year ended December 31, 2016, to the year ended December 31, 2015

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2016, compared to the year ended December 31, 2015. For a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure presented in accordance with GAAP, refer to “Non-GAAP Measures” within this Item 7 of this annual report on Form 10-K.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change
Same Properties	$541,164	$521,954	$19,210	3.7%
Non-Same Properties	132,656	86,870	45,786	52.7
Total rental	673,820	608,824	64,996	10.7

Same Properties	189,270	183,885	5,385	2.9
Non-Same Properties	34,385	25,178	9,207	36.6
Total tenant recoveries	223,655	209,063	14,592	7.0

Same Properties	171	475	(304)	(64.0)
Non-Same Properties	24,060	25,112	(1,052)	(4.2)
Total other income	24,231	25,587	(1,356)	(5.3)

Same Properties	730,605	706,314	24,291	3.4
Non-Same Properties	191,101	137,160	53,941	39.3
Total revenues	921,706	843,474	78,232	9.3

Same Properties	219,235	217,888	1,347	0.6
Non-Same Properties	59,173	43,344	15,829	36.5
Total rental operations	278,408	261,232	17,176	6.6

Same Properties	511,370	488,426	22,944	4.7
Non-Same Properties	131,928	93,816	38,112	40.6
Net operating income	$643,298	$582,242	$61,056	10.5%

Net operating income – Same Properties	$511,370	$488,426	$22,944	4.7%
Straight-line rent revenue and amortization of acquired below-market leases	(14,085)	(19,314)	5,229	(27.1)
Net operating income – Same Properties (cash basis)	$497,285	$469,112	$28,173	6.0%

Rental revenues
Total rental revenues for the year ended December 31, 2016, increased by $65.0 million, or 10.7%, to $673.8 million, compared to $608.8 million for the year ended December 31, 2015. The increase was primarily due to rental revenues from our Non-Same Properties totaling $45.8 million primarily due to placing into service, subsequent to January 1, 2015, highly leased development and redevelopment projects, aggregating 3,174,458 RSF, and 13 operating properties acquired subsequent to January 1, 2015.

Rental revenues from our Same Properties for the year ended December 31, 2016, increased by $19.2 million, or 3.7%, to $541.2 million, compared to $522.0 million for the year ended December 31, 2015. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2015, as well as an increase in occupancy for Same Properties to 97.1% for the year ended December 31, 2016, from 96.3% for the year ended December 31, 2015.

Tenant recoveries
Tenant recoveries for the year ended December 31, 2016, increased by $14.6 million, or 7.0%, to $223.7 million, compared to $209.1 million for the year ended December 31, 2015. This increase is relatively consistent with the increase in our rental operating expenses of $17.2 million, or 6.6%, as discussed under “Rental Operating Expenses” below. Same Properties’ tenant recoveries increased by $5.4 million, or 2.9%, primarily due to the increase in occupancy for Same Properties, as discussed above.

Other income
Other income for the years ended December 31, 2016 and 2015, consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	Change
Management fee income	$418	$1,667	$(1,249)
Interest and other income	6,680	4,978	1,702
Investment income	17,133	18,942	(1,809)
Total other income	$24,231	$25,587	$(1,356)

Rental operating expenses
Total rental operating expenses for the year ended December 31, 2016, increased by $17.2 million, or 6.6%, to $278.4 million, compared to $261.2 million for the year ended December 31, 2015. Approximately $15.8 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to development and redevelopment projects placed into service subsequent to January 1, 2015, and 13 operating properties acquired subsequent to January 1, 2015.

Same Properties’ rental operating expenses increased during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to higher utility and repairs and maintenance expenses as a result of an increase in occupancy from 96.3% for the year ended December 31, 2015, to 97.1% for the year ended December 31, 2016.

General and administrative expenses
General and administrative expenses for the year ended December 31, 2016, increased by $4.3 million, or 7.2%, to $63.9 million, compared to $59.6 million for the year ended December 31, 2015. General and administrative expenses increased primarily due to the continued growth in depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses for the years ended December 31, 2016 and 2015, were consistent at 0.6% and 0.7%, respectively.

Interest expense
Interest expense for the years ended December 31, 2016 and 2015, consisted of the following (dollars in thousands):

	Year Ended December 31,
Component	2016	2015	Change
Interest incurred	$159,403	$142,353	$17,050
Capitalized interest	(52,450)	(36,540)	(15,910)
Interest expense	$106,953	$105,813	$1,140

Average debt balance outstanding (1)	$4,256,306	$4,078,381	$177,925
Weighted-average annual interest rate (2)	3.7%	3.5%	0.2%

(1)	Represents the average total debt balance outstanding during the years ended December 31, 2016 and 2015.

(2)	Represents total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the year ended December 31, 2016, compared to the year ended December 31, 2015, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuance of debt:
$300 million unsecured senior note payable	4.46%	November 2015	$11,410
$350 million unsecured senior note payable	4.11%	June 2016	7,780
Secured construction loans	Various	Various	5,860
Assumption of $203 million secured note payable	3.38%	November 2016	1,120
Fluctuations in interest rate:
Interest rate hedge agreements			2,550
Variable-rate senior bank term loans			1,050
Amortization of deferred financing fees			870
Total increases			30,640
Decreases in interest incurred due to:
Repayment of debt: (2)
Secured notes payable repaid in 2016	Various	Various	(8,210)
Secured notes payable repaid in 2015	Various	Various	(3,360)
Lower average balance on unsecured line of credit			(1,820)
Other decrease in interest			(200)
Total decreases			(13,590)
Change in interest incurred			17,050
Increase in capitalized interest (3)			(15,910)
Total change in interest expense			$1,140

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of debt premiums (discounts), amortization of loan fees, and other bank fees.

(2)	Refer to Note 9 – “Secured and Unsecured Senior Debt” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for information on debt repayments.

(3)
Increase in capitalized interest is due to increased construction activity on our highly leased development and redevelopment projects in our value-creation pipeline aggregating 1.9 million RSF as of December 31, 2016.

Depreciation and amortization
Depreciation and amortization expense for the year ended December 31, 2016, increased by $52.1 million, or 19.9%, to $313.4 million, compared to $261.3 million for the year ended December 31, 2015. The increase is primarily due to additional depreciation from development and redevelopment projects placed into service subsequent to January 1, 2015, and 13 operating properties acquired subsequent to January 1, 2015.

Sales of real estate assets and related impairment charges
Refer to “Assets Located in Asia” in Note 18 – “Assets Classified as Held for Sale” and to “Sales of Real Estate Assets and Related Impairment Charges” in Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 of this annual report on Form 10-K.

Loss on early extinguishment of debt
During the year ended December 31, 2016, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $2.4 million upon the amendment of our unsecured senior line of credit in July 2016. In addition, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan and recognized a loss on early extinguishment of debt of $869 thousand related to the write-off of unamortized loan fees. During the year ended December 31, 2015, we recognized a loss on early extinguishment of debt to expense a portion of unamortized loan fees aggregating $189 thousand upon our $25.0 million partial principal repayment under our 2019 Unsecured Senior Bank Term Loan.

Equity in (losses) earnings of unconsolidated real estate joint venture
Equity in losses of unconsolidated real estate joint venture of $184 thousand and equity in earnings of unconsolidated real estate joint venture of $1.7 million for the years ended December 31, 2016 and 2015, respectively, primarily include our 27.5% share of the operating results of our property at 360 Longwood Avenue in our Longwood Medical Area submarket of Greater Boston. The results include depreciation and amortization expense from placing into service additional RSF at this development property. As of December 31, 2016, we had 413,799 RSF, or 100%, of this property in service at 76% occupancy.

Gain on sales of real estate – rental properties

During the year ended December 31, 2016, we recognized an aggregate gain of $3.7 million from three properties sold for a total consideration of $43.4 million, which included a gain of $2.4 million on the sale of a property located in our Canada market in North America at 7990 Enterprise Street for $13.8 million.

Comparison of results for the year ended December 31, 2015, to the year ended December 31, 2014

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2015, compared to the year ended December 31, 2014. For a reconciliation of net operating income to income from continuing operations, the most directly comparable financial measure presented in accordance with GAAP, refer to “Non-GAAP Measures” within this Item 7 of this annual report on Form 10-K.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change
Same Properties	$482,120	$481,524	$596	0.1%
Non-Same Properties	126,704	62,629	64,075	102.3
Total rental	608,824	544,153	64,671	11.9

Same Properties	174,302	159,037	15,265	9.6
Non-Same Properties	34,761	14,443	20,318	140.7
Total tenant recoveries	209,063	173,480	35,583	20.5

Same Properties	496	340	156	45.9
Non-Same Properties	25,091	8,904	16,187	181.8
Total other income	25,587	9,244	16,343	176.8

Same Properties	656,918	640,901	16,017	2.5
Non-Same Properties	186,556	85,976	100,580	117.0
Total revenues	843,474	726,877	116,597	16.0

Same Properties	206,745	196,413	10,332	5.3
Non-Same Properties	54,487	22,751	31,736	139.5
Total rental operations	261,232	219,164	42,068	19.2

Same Properties	450,173	444,488	5,685	1.3
Non-Same Properties	132,069	63,225	68,844	108.9
Net operating income	$582,242	$507,713	$74,529	14.7%

Net operating income – Same Properties	$450,173	$444,488	$5,685	1.3%
Straight-line rent revenue and amortization of acquired below-market leases	(13,626)	(27,669)	14,043	(50.8)
Net operating income – Same Properties (cash basis)	$436,547	$416,819	$19,728	4.7%
Rental revenues

Total rental revenues for the year ended December 31, 2015, increased by $64.7 million, or 11.9%, to $608.8 million, compared to $544.2 million for the year ended December 31, 2014. The increase was primarily due to rental revenues from our Non-Same Properties, which consisted of the following: (i) increase of $50.5 million due to the placement into service subsequent to January 1, 2014, of highly leased development and redevelopment projects aggregating 1.3 million RSF and (ii) increase of $13.6 million due to acquisitions subsequent to January 1, 2014, of operating properties aggregating 384,626 RSF.

Rental revenues from our Same Properties for the year ended December 31, 2015, increased by $596 thousand, or 0.1%, to $482.1 million, compared to $481.5 million for the year ended December 31, 2014. The increase was primarily due to the rental rate increases on renewed/re-leased space, which was offset by free rent provided to our tenant at 3115 Merryfield Row as part of a relocation in 2015.

Tenant recoveries

Tenant recoveries for the year ended December 31, 2015, increased by $35.6 million, or 20.5%, to $209.1 million, compared to $173.5 million for the year ended December 31, 2014. The increase is consistent with the increase in our rental operating expenses of $42.1 million, or 19.2%, as discussed under “Rental Operating Expenses” below.

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

Same Properties rental operating expenses increased by $10.3 million, or 5.3%, during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to higher (i) utility expenses, (ii) snow removal expenses, and (iii) property taxes. Utility expenses increased primarily due to higher utility rates for properties in the San Francisco, San Diego, and Greater Boston markets. Snow removal expenses increased due to a more severe winter in 2015 compared to 2014, and property taxes increased as a result of the higher assessed values in 2015 compared to 2014.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2015, increased by $6.1 million, or 11.4%, to $59.6 million, compared to $53.5 million for the year ended December 31, 2014. General and administrative expenses increased primarily due to continued growth in depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses for the years ended December 31, 2015 and 2014, were consistent at 0.7% and 0.7%, respectively.

Interest expense

Interest expense for the years ended December 31, 2015 and 2014, consisted of the following (dollars in thousands):

	Year Ended December 31,
Component	2015	2014	Change
Interest incurred	$142,353	$126,404	$15,949
Capitalized interest	(36,540)	(47,105)	10,565
Interest expense	$105,813	$79,299	$26,514

Average debt balance outstanding (1)	$4,078,381	$3,375,129	$703,252
Weighted-average annual interest rate (2)	3.5%	3.7%	(0.2)%

(1)	Represents the average total debt balance outstanding during the years ended December 31, 2015 and 2014.

(2)	Represents total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the year ended December 31, 2015, compared to the year ended December 31, 2014, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuance of debt:
$300 million unsecured senior note payable	4.50%	July 2014	$7,390
$400 million unsecured senior note payable	2.75%	July 2014	6,100
$300 million unsecured senior note payable	4.30%	November 2015	1,590
Assumption of $82 million secured note payable	3.93%	January 2015	2,550
Higher average balance on unsecured line of credit			3,430
Amortization of deferred financing fees			1,340
Other interest incurred			90
Total increases			22,490
Decreases in interest incurred due to:
Repayment of debt:
$76 million secured note payable	5.73%	October 2015	(1,210)
Unsecured senior bank term loans	Various	Various	(1,170)
Expiration of hedge agreements	Various	December 2014	(4,161)
Total decreases			(6,541)
Change in interest incurred			15,949
Increase in capitalized interest			10,565
Total change in interest expense			$26,514

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of debt premiums (discounts), amortization of loan fees, and other bank fees.

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

Impairment of real estate

In December 2015, we determined that a 71,000 RSF R&D/warehouse property, located at 16020 Industrial Drive in Maryland, met the criteria for classification as held for sale. Accordingly, in December 2015, we recognized an $8.7 million impairment charge to lower the carrying costs of the property to its estimated fair value less cost to sell. We completed the sale of the property in 2016 for $6.4 million at no gain or loss.

During the three months ended March 31, 2015, we determined that a 175,000 RSF property in Hyderabad, India, met the criteria for classification as held for sale and consequently recognized an impairment charge of $14.5 million to lower the carrying costs of the property to its estimated fair value less cost to sell, including an estimated $4.2 million foreign currency exchange translation loss. On March 26, 2015, we completed the sale of the vacant property for $12.4 million at no gain or loss.

Loss on early extinguishment of debt

During the year ended December 31, 2015, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees aggregating $189 thousand upon our $25.0 million partial principal repayment under our 2019 Unsecured Senior Bank Term Loan. During the year ended December 31, 2014, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees totaling $525 thousand upon our $125.0 million partial principal repayment under our 2019 Unsecured Senior Bank Term Loan.

Equity in earnings of unconsolidated real estate joint ventures

Equity in earnings of unconsolidated real estate joint venture of $1.7 million for the year ended December 31, 2015, primarily includes our 27.5% share of the operating results of our property at 360 Longwood Avenue in our Longwood Medical Area submarket of Greater Boston, which was placed into service at various dates beginning in the three months ended December 31, 2014. As of December 31, 2015, we had 259,859 RSF, or 63%, of this property in service and occupied, and 153,940 RSF, or 37%, of this project under development.

Gain on sales of real estate – rental properties

During the year ended December 31, 2015, we sold a property located at 75/125 Shoreway Road in our Palo Alto/Stanford Research Park submarket of San Francisco aggregating 82,874 RSF for an aggregate sales price of $38.5 million and recognized an aggregate gain on sales of real estate of $12.4 million.

In December 2015, we sold partial interests in four Class A properties to a high-quality institutional investor. The aggregate proceeds from the sale of $453.1 million exceeded the value of the underlying properties in comparison to their historical cost basis. These properties remain consolidated in our financial statements, thus no gain has been recognized on our disposition of these partial interests. These sales were accounted for as equity transactions with an adjustment to our additional-paid in capital and noncontrolling interest balances.

Joint venture financial information

We present components of operating results and balance sheet information for the share of our consolidated real estate joint ventures attributable to noncontrolling interests and for our share of investment in an unconsolidated real estate joint venture to help investors estimate operating results and balance sheet information related to our partially owned entities. These amounts are estimated by computing, for each joint venture that we consolidate in our financial statements, the noncontrolling interest percentage of each financial item to arrive at the cumulative noncontrolling interest share of each component presented. In addition, for our real estate joint venture that we do not control and do not consolidate, we apply our economic ownership percentage to the unconsolidated real estate joint venture to arrive at our proportionate share of each component presented (dollars in thousands).

	December 31, 2016
	Noncontrolling Interest Share of Consolidated Real Estate JVs		Our Share of Unconsolidated Real Estate JVs
Investments in real estate	$485,934		$92,799
Cash and cash equivalents	12,703		3,284
Other assets	27,266		8,141
Secured notes payable	—		(51,057)
Other liabilities	(39,421)		(2,946)
Redeemable noncontrolling interests	(11,307)	(2)	—
	$475,175		$50,221

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures (1)
	December 31, 2016		December 31, 2016
	Three Months Ended	Year Ended	Three Months Ended	Year Ended
Total revenues	$9,371	$34,425	$2,554	$8,746
Rental operations	(2,439)	(9,217)	(1,087)	(3,349)
	6,932	25,208	1,467	5,397
General and administrative	(68)	(178)	(19)	(87)
Interest	—	—	(707)	(2,787)
Depreciation and amortization	(2,598)	(9,349)	(655)	(2,707)
Impairment of real estate	(8)	(594)	—	—
Net income (loss) (2)	$4,258	$15,087	$86	$(184)

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling (3) Interest Share
225 Binney Street/Greater Boston/Cambridge	70%
1500 Owens Street/San Francisco/Mission Bay/SoMa	49.9%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	40%
10290 and 10300 Campus Point Drive/San Diego/ University Town Center	45%

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Share
360 Longwood Avenue/Greater Boston/Longwood Medical Area	27.5%
1455 and 1515 Third Street/San Francisco/Mission Bay/SoMa	(1)

Our unconsolidated real estate joint venture at 360 Longwood Avenue has a non-recourse, secured construction loan that includes the following key terms:
Tranche	Maturity Date		Stated Rate	Outstanding Balance	Remaining Commitments	Total
Fixed rate	April 1, 2017	(4)	5.25%	$173,226	$2,015	$175,241
Floating rate (5)	April 1, 2017	(4)	L+3.75%	12,557	25,402	37,959
				185,783	$27,417	$213,200
Unamortized deferred financing costs				(117)
				$185,666

(1)
Prior to November 10, 2016, we held a 51% interest in 1455 and 1515 Third Street and accounted for this as an unconsolidated real estate joint venture. On November 10, 2016, we acquired the remaining 49% interest in this real estate joint venture and now account for this entity on a consolidated basis. “Our Share of Unconsolidated Real Estate Joint Ventures” includes operating results prior to November 10, 2016.

(2)
Represents a redeemable noncontrolling interest in our consolidated real estate project at 213 East Grand Avenue, located in our South San Francisco submarket, aggregating 293,855 RSF. The real estate joint venture earns a fixed preferred return of 8.4% which is excluded from our net income calculation.

(3)	In addition to the consolidated real estate joint ventures listed, various partners hold insignificant interests in three other properties.

(4)
We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions. The real estate joint venture expects to refinance the existing secured construction loan in connection with the anticipated sale of a condo interest in the 360 Longwood Avenue real estate joint venture. See Sources and uses of capital under Item 7 of this annual report on Form 10-K for additional discussion.

(5)	Borrowings under the floating rate tranche have an interest rate floor equal to 5.25% and are subject to an interest rate cap on LIBOR of 3.50%.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we present guidance for EPS attributable to Alexandria’s common stockholders – diluted and funds from operations per share attributable to Alexandria’s common stockholders – diluted, each for the year ending December 31, 2017, as set forth in the table below. The table below provides a reconciliation of funds from operations per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to EPS, the most directly comparable GAAP measure, and other key assumptions and key credit metrics included in our guidance for the year ending December 31, 2017.

Net Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
Earnings per share	$1.49 to $1.69
Depreciation and amortization (1)	4.45
Allocation of unvested restricted stock awards	(0.04)
Funds from operations per share	$5.90 to $6.10

Key Assumptions (Dollars in millions)	2017 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2017	96.6%	97.2%

Lease renewals and re-leasing of space:
Rental rate increases	18.5%	21.5%
Rental rate increases (cash basis)	6.5%	9.5%

Same Properties performance:
Net operating income increase	1.5%	3.5%
Net operating income increase (cash basis)	5.5%	7.5%

Straight-line rent revenue (2)	$107	$112
General and administrative expenses (3)	$68	$73
Capitalization of interest	$42	$52
Interest expense	$131	$141

(1)	Includes depreciation related to the final purchase price allocations for the acquisitions of Torrey Ridge Science Center and One Kendall Square that closed during the fourth quarter of 2016.

(2)
Straight-line rent revenue includes free rent and rent escalations. For competitive reasons, we do not provide disclosure of free rent included in straight-line rent revenue on expected deliveries in anticipation of future negotiations with potential tenants. During the fourth quarter of 2016, approximately 84% of straight-line rent revenue related to initial free rent concessions granted on value-creation projects recently placed into service. Initial free rent concessions granted on value-creation projects recently placed into service as a percentage of straight-line rent revenue for the year ending December 31, 2017 is expected to be consistent with the fourth quarter of 2016.

(3)	General and administrative expenses as a percentage of total assets and total revenues for the year ending December 31, 2017, are expected to be consistent with 2016.

Key Credit Metrics	2017 Guidance
Net debt to Adjusted EBITDA – fourth quarter of 2017, annualized	5.5x to 6.0x
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2017, annualized	5.5x to 6.0x
Fixed-charge coverage ratio – fourth quarter of 2017, annualized	Greater than 4.0x
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2017	Less than 10%

Net Debt to Adjusted EBITDA (1)	Net Debt and Preferred Stock to Adjusted EBITDA (1)

6.5x
6.1x
5.5x to 6.0x
12/31/15
12/31/16
12/31/17
Projected

7.1x
6.4x
5.5x to 6.0x
12/31/15
12/31/16
12/31/17
Projected

Fixed-Charge Coverage Ratio (1)	Liquidity

3.6x
3.8x
>4.0x
12/31/15
12/31/16
12/31/17
Projected

	$2.2B

	(In millions)
	Availability under our $1.65 billion unsecured senior line of credit	$1,622
	Remaining construction loan commitments	340
	Available-for-sale equity securities, at fair value	61
	Cash, cash equivalents, and restricted cash	141
		$2,164

(1)	Quarter annualized.

As of December 31, 2016, we had CIP related to our seven development projects and one redevelopment project. The completion of these projects, along with projects recently placed into service, certain future projects, and operations from Same Properties, is expected to contribute significant increases in rental income, net operating income, and cash flows. Operating performance assumptions related to the completion of our development and redevelopment projects, including the timing of initial occupancy, stabilization dates, and initial stabilized yield, are included in the “Investments in Real Estate” section under Item 2 of this annual report on Form 10-K. Certain key assumptions regarding our projections, including assumptions related to various development and redevelopment projects, are reflected in the tables above and in the “Projected Construction Spending” table in the “Investments in Real Estate” section under Item 2 of this annual report on Form 10-K.

The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs, because these project costs will no longer qualify for capitalization and will, therefore, be expensed as incurred. Our projection assumptions for Same Properties net operating income growth, rental rate growth, straight-line rent, general and administrative expenses, capitalization of interest, and interest expense are included in the tables above and are subject to a number of variables and uncertainties, including those discussed in Item 1A and within this Item 7 of this annual report on Form 10-K. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, and dividends through net cash provided by operating activities, periodic asset sales, strategic real estate joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

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

•
Maintain significant liquidity from net cash provided by operating activities, cash, cash equivalents, and restricted cash, available-for-sale equity securities, available borrowing capacity under our $1.65 billion unsecured senior line of credit, and available commitments under our secured construction loans;

•	Reduce the aggregate amount outstanding under our unsecured senior bank term loans;

•	Maintain a well-laddered debt maturity profile;

•
Maintain diverse sources of capital, including sources from net cash provided by operating activities, unsecured debt, secured debt, selective asset sales, joint venture capital, preferred stock, and common stock;

•	Mitigate unhedged variable-rate debt exposure through the reduction of short-term and medium-term variable-rate bank debt;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund preferred stock and common stock dividends and distributions to noncontrolling interests from net cash provided by operating activities;

•	Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate;

•	Maintain high levels of pre-leasing and percentage leased in value-creation projects; and

•	Decrease the ratio of net debt to Adjusted EBITDA and net debt and preferred stock to Adjusted EBITDA, with some variation from quarter to quarter and year to year.

$1.65 billion unsecured senior line of credit and unsecured senior bank term loans

The table below reflects the outstanding balances, maturity dates, applicable margins, and facility fees for each of the following facilities:

(Dollars in thousands)	As of December 31, 2016
Facility	Balance	Maturity Date (1)	Applicable Margin	Facility Fee
$1.65 billion unsecured senior line of credit	$28,000	October 2021	L+1.00%	0.20%
2019 Unsecured Senior Bank Term Loan	398,537	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	347,934	January 2021	L+1.10%	N/A
	$774,471

(1)	Includes any extension options that we control.

On July 29, 2016, we amended our unsecured senior line of credit and recognized a loss on early extinguishment of debt of
$2.4 million related to the write-off of unamortized loan fees. The following table summarizes key terms amended:

	Amended Agreement	Prior Agreement
Commitments	$1.65 billion	$1.5 billion
Interest rate	LIBOR+1.00%	LIBOR+1.10%
Maturity date	October 29, 2021	January 3, 2019

Borrowings under our $1.65 billion unsecured senior line of credit bear interest at LIBOR or the base rate specified in the amended $1.65 billion unsecured senior line of credit agreement plus, in either case, a specified margin (the “Applicable Margin”). The Applicable Margin for LIBOR borrowings under the $1.65 billion unsecured senior line of credit is based on our existing credit rating as set by certain rating agencies. Our $1.65 billion unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the Applicable Margin, our $1.65 billion unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments.

The requirements of, and our actual performance with respect to, the key financial covenants under our $1.65 billion unsecured senior line of credit and unsecured senior bank term loans as of December 31, 2016, were as follows:

Covenant Ratios (1)	Requirement	Actual
Leverage Ratio	Less than or equal to 60.0%	30.6%
Secured Debt Ratio	Less than or equal to 45.0%	7.5%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.42x
Unsecured Leverage Ratio	Less than or equal to 60.0%	31.8%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	6.30x

(1)
For definitions of the ratios, refer to the amended $1.65 billion unsecured senior line of credit and unsecured senior bank term loan agreements filed as Exhibits 10.1, 10.2, and 10.3, which are listed under Item 15 of this annual report on Form 10-K.

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% unsecured senior notes payable (“2.75% Unsecured Senior Notes”), 4.60% unsecured senior notes payable (“4.60% Unsecured Senior Notes”), 3.90% unsecured senior notes payable (“3.90% Unsecured Senior Notes”), 4.30% unsecured senior notes payable (“4.30% Unsecured Senior Notes”), 3.95% unsecured senior notes payable (“3.95% Unsecured Senior Notes”), and 4.50% unsecured senior notes payable (“4.50% Unsecured Senior Notes”) as of December 31, 2016, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	36%
Secured Debt to Total Assets	Less than or equal to 40%	9%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	5.8x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	281%

(1)
For definitions of the ratios, refer to the indenture at Exhibits 4.3 and 4.13 hereto and the related supplemental indentures at Exhibits 4.4, 4.7, 4.9, 4.11, 4.14, and 4.16 hereto, which are each listed under Item 15 of this annual report on Form 10-K.

(2)
The calculation of consolidated EBITDA is based on the definitions contained in our loan agreements and is not directly comparable to the computation of EBITDA as described in Exchange Act Release No. 47226.

In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness. Refer to Note 9 – “Secured and Unsecured Senior Debt” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for a discussion of our unsecured senior notes payable.

Sources and uses of capital

We expect that our principal liquidity needs for the year ending December 31, 2017, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Sources and Uses of Capital (In millions)	2017 Guidance
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$115	$135	$125
Incremental debt	460	440	450
Real estate dispositions and common equity (1)	450	720	585
Total sources of capital	$1,025	$1,295	$1,160

Uses of capital:
Construction	$815	$915	$865
Acquisitions (2)	150	250	200
7.00% Series D cumulative convertible preferred stock repurchases	60	130	95
Total uses of capital	$1,025	$1,295	$1,160

Incremental debt (included above):
Issuance of unsecured senior notes payable	$375	$475	$425
Borrowings – secured construction loans	200	250	225
Repayments of secured notes payable	(5)	(10)	(8)
Repayment of unsecured senior term loan	(200)	(200)	(200)
$1.65 billion unsecured senior line of credit/other	90	(75)	8
Incremental debt	$460	$440	$450

(1)
Includes our share of the proceeds from the anticipated sale of a condo interest in 203,090 RSF of our unconsolidated real estate joint venture development project at 360 Longwood Avenue, aggregating approximately $65.7 million, pursuant to the exercise of a purchase option by the anchor tenant. The sale is expected to close in mid-2017.

(2)
Includes the acquisition of 88 Bluxome Street in our Mission Bay/SoMa submarket of San Francisco for $130.0 million, which closed in January 2017, and $56.8 million related to 1455 and 1515 Third Street in our Mission Bay/SoMa submarket. Refer to “Acquisitions in 2016” in the “Executive Summary” section within this Item 7 for additional information.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed under Item 1A and within this Item 7 of this annual report on Form 10-K. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $115.0 million to $135.0 million of net cash flows from operating activities after payment of common stock and preferred stock dividends. For the year ending December 31, 2017, we expect the completion of our highly pre-leased value- creation projects, along with recently delivered projects, certain future projects, recently acquired properties, and contributions from Same Properties, to contribute significant increases in rental revenue, net operating income, and cash flows. Refer to the “Cash Flows” section within this Item 7 of this annual report on Form 10-K for a discussion of net cash provided by operating activities for the year ended December 31, 2016.

Real estate dispositions and common equity

We expect to continue the disciplined execution of select sales of non-strategic land and non-core/“core-like” operating assets. The sale of non-strategic land and non-core/“core-like” operating assets provides an important source of capital to fund a portion of our highly leased value-creation development and redevelopment projects. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2017, we expect real estate dispositions and issuances of common equity ranging from $450 million to $720 million. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold. In addition, the amount of common equity issued will be subject to market conditions.

For additional information, refer to “Sales of Real Estate Assets and Related Impairment Charges” in Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 of this annual report on Form 10-K.

Debt

We expect to fund a significant portion of our capital needs in 2017 from the issuance of unsecured senior notes payable, borrowings available under existing secured construction loans, $1.65 billion unsecured senior line of credit, and new secured construction loans.

During the year ended December 31, 2016, we repaid six secured notes payable aggregating $307.0 million with a weighted-average effective interest rate of 4.58%.

In November 2016, we acquired One Kendall Square, a 644,771 RSF, nine-building collaborative life science and technology campus located in our Cambridge urban innovation cluster submarket in Greater Boston. The purchase price was $725.0 million, including the assumption of a $203.0 million secured note payable. The secured note payable has a maturity date of February 2024 and a contractual interest rate of 4.82%.

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

In July 2016, we amended our unsecured senior line of credit and increased aggregate commitments available for borrowing by $150 million to an aggregate of $1.65 billion, extended the maturity date to October 29, 2021, which includes two, six-month options to extend, reduced the interest rate on outstanding borrowings to LIBOR+1.00% from LIBOR+1.10%, and modified certain financial covenant computations and other non-financial covenants. In addition, we amended our 2019 and 2021 Unsecured Senior Bank Term Loans to conform the financial covenant computations and other non-financial covenants to our $1.65 billion unsecured senior line of credit and completed a partial principal repayment of $200.0 million of our 2019 Unsecured Senior Bank Term Loan, reducing the total outstanding balance from $600 million to $400 million. Refer to Note 9 – “Secured and Unsecured Senior Debt” to our consolidated financial statements under Item 15 of this annual report on Form 10-K.

Refer to the “Liquidity and Capital Resources” section within this Item 7 of this annual report on Form 10-K for a discussion of our $1.65 billion unsecured senior line of credit and secured construction loans.

Liquidity

The following table presents the availability under our $1.65 billion unsecured senior line of credit, secured construction loans, available-for-sale equity securities, and cash, cash equivalents, and restricted cash as of December 31, 2016 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
$1.65 billion unsecured senior line of credit	L+1.00%	$1,650,000	$28,000	$1,622,000
75/125 Binney Street/Greater Boston secured construction loan	L+1.35%	250,400	212,289	38,111
50 and 60 Binney Street/Greater Boston secured construction loan	L+1.50%	350,000	250,959	99,041
100 Binney Street/Greater Boston secured construction loan	L+2.00%	304,281	101,512	202,769
		$2,554,681	$592,760	1,961,921
Available-for-sale equity securities, at fair value				60,685
Cash, cash equivalents, and restricted cash				141,366
Total liquidity				$2,163,972

Secured construction loans

Refer to Note 9 – “Secured and Unsecured Senior Debt” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for a discussion of our secured construction loans.

$1.65 billion unsecured senior line of credit

We use our $1.65 billion unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties. Borrowings under the $1.65 billion unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended $1.65 billion unsecured line of credit agreement plus, in either case, the Applicable Margin. The Eurocurrency Rate specified in the amended $1.65 billion unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced, from time to time, by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our $1.65 billion unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

Cash and cash equivalents

As of December 31, 2016 and 2015, we had $125.0 million and $125.1 million, respectively, of cash and cash equivalents. We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our $1.65 billion unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, and certain capital expenditures, including expenditures related to construction activities.

Restricted cash

Restricted cash consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Funds held in trust under the terms of certain secured notes payable	$7,387	$15,906
Funds held in escrow related to construction projects and investing activities	4,541	10,040
Other	4,406	2,926
Total	$16,334	$28,872

ATM common stock offering program

During the six months ended June 30, 2016, we completed our ATM common stock offering program that was established in December 2015, which allowed us to sell up to an aggregate of $450.0 million of our common stock. During the three months ended December 31, 2015, we sold an aggregate of 832,982 shares of common stock for gross proceeds of $75.0 million, or $90.04 per share, and net proceeds of approximately $73.4 million. During the six months ended June 30, 2016, we sold an aggregate of 3.9 million shares of common stock for gross proceeds of $374.3 million, or $94.80 per share, and net proceeds of approximately $367.8 million. We used the proceeds from the sales to reduce amounts outstanding under our unsecured senior line of credit. As of June 30, 2016, there was no remaining availability under this ATM program.

In October 2016, we established a new ATM common stock offering program, which allows us to sell up to an aggregate of $600.0 million of our common stock. During the three months ended December 31, 2016, we sold an aggregate of 3.4 million shares of common stock for gross proceeds of $354.2 million, or $105.73 per share, and net proceeds of approximately $348.4 million. We used the proceeds from the sales to reduce amounts outstanding under our $1.65 billion unsecured senior line of credit. As of December 31, 2016, the remaining aggregate proceeds that can be generated under our current ATM program through the future stock sales are approximately $245.8 million.

Forward equity sales agreements

During the three months ended December 31, 2016, we sold an aggregate of 7.5 million shares of common stock pursuant to the settlement of forward equity sales agreements executed in July 2016. Net proceeds, after issuance costs and underwriters’ discount, of $715.9 million were used to fund the acquisition of One Kendall Square, located in East Cambridge, to lower debt, and to fund construction.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including as necessary to balance our use of incremental debt capital.

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements. These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the year ended December 31, 2016, we received contributions from and sales of noncontrolling interests of $221.6 million.

We also hold interests, together with certain third parties, in a real estate joint venture that is not consolidated in our financial statements. The following table presents information related to debt held by our unconsolidated real estate joint venture (dollars in thousands):

Tranche	Maturity Date		Stated Rate	Outstanding Balance	Remaining Commitments	Total
Fixed rate	April 1, 2017	(1)	5.25%	$173,226	$2,015	$175,241
Floating rate (2)	April 1, 2017	(1)	L+3.75%	12,557	25,402	37,959
				185,783	$27,417	$213,200
Unamortized deferred financing costs				(117)
				$185,666

(1)
We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions. In connection with the anticipated sale of a condo interest in 203,090 RSF of the 360 Longwood Avenue real estate joint venture in mid-2017, the real estate joint venture expects to refinance the existing secured construction loan.

(2)	Borrowings under the floating rate tranche have an interest rate floor equal to 5.25% and are subject to an interest rate cap on LIBOR of 3.50%.

Uses of capital

Acquisitions

Refer to the “Acquisitions in 2016” in Note 3 – “Investment in Real Estate” and Note 4 – “Investment in Unconsolidated Real Estate Joint Venture” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for detailed information on our acquisitions.

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, predevelopment, and construction of properties. We currently have projects in our visible growth pipeline aggregating 1.9 million RSF of office/laboratory and tech office space. We incur capitalized construction costs related to development, redevelopment, predevelopment, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “Summary of Capital Expenditures” in the “Investment in Real Estate” section under Item 2 of this annual report on Form 10-K for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2016 and 2015, of $52.5 million and $36.5 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects aggregating approximately $14.7 million and $12.4 million for the years ended December 31, 2016 and 2015, respectively. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. When construction activities cease, the asset is transferred out of CIP and classified as rental property. Also, if vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel is classified as land held for future development. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $6.7 million during the year ended December 31, 2016.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the years ended December 31, 2016 and 2015, were $40.1 million and $67.5 million, respectively, of which $12.2 million and $12.1 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

7.00% Series D cumulative convertible preferred stock repurchases

During the year ended December 31, 2016, we repurchased, in privately negotiated transactions, 6.0 million shares of our Series D Convertible Preferred Stock at an aggregate price of $206.8 million, or $34.41 per share. We recognized a preferred stock redemption charge of $61.3 million during the year ended December 31, 2016, including the write-off of original issuance costs of approximately $4.7 million. During 2017, we may seek to repurchase additional shares of our Series D Convertible Preferred Stock, subject to market conditions. To the extent that we repurchase additional shares of our Series D Convertible Preferred Stock, we expect to fund such amounts with the proceeds from issuances of our common stock, subject to market conditions.

Contractual obligations and commitments

Contractual obligations as of December 31, 2016, consisted of the following (in thousands):

		Payments by Period
	Total	2017	2018-2019	2020-2021	Thereafter
Secured and unsecured debt (1) (2)	$4,175,377	$215,554	$768,334	$895,834	$2,295,655
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	939,191	148,604	269,763	212,144	308,680
Estimated interest payments on variable-rate debt (4)	5,961	3,204	2,757	—	—
Ground lease obligations	526,168	11,605	21,582	20,970	472,011
Other obligations	4,753	1,546	3,106	101	—
Total	$5,651,450	$380,513	$1,065,542	$1,129,049	$3,076,346

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts, and deferred financing costs reflected on the consolidated balance sheets.

(2)	Payment dates reflect any extension options that we control.

(3)
Estimated interest payments on our fixed-rate and hedged variable-rate debt are based upon contractual interest rates, including the the expense related to our interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt are based on the interest rates in effect as of December 31, 2016.

Secured notes payable

Secured notes payable as of December 31, 2016, consisted of nine notes secured by 20 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.43% as of December 31, 2016. As of December 31, 2016, the total book values of rental properties, land held for future development, and CIP securing debt were approximately $2.2 billion. As of December 31, 2016, our secured notes payable, including unamortized discounts and deferred financing costs, were composed of approximately $853.7 million and $157.6 million of fixed-rate/hedged variable-rate debt and variable-rate debt, respectively.

Estimated interest payments

Estimated interest payments on our fixed-rate and hedged variable-rate debt were calculated based upon contractual interest rates, including estimated interest expense related to interest rate hedge agreements, interest payment dates, and scheduled maturity dates. As of December 31, 2016, approximately 96% of our debt was fixed-rate debt or variable-rate debt subject to interest rate hedge agreements. Refer to our interest rate hedge agreements in “Contractual Obligations and Commitments” and “Interest Rate Hedge Agreements” in the “Sources and Uses of Capital” sections within this Item 7 of this annual report on Form 10-K for additional information. The remaining 4% of our debt as of December 31, 2016, was unhedged variable-rate debt based primarily on LIBOR. Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of December 31, 2016.  For additional information regarding our debt, refer to Note 9 – “Secured and Unsecured Senior Debt” to our consolidated financial statements under Item 15 of this annual report on Form 10-K.

Interest rate hedge agreements

We utilize interest rate derivatives to hedge a portion of our exposure to volatility in variable interest rates primarily associated with our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and variable-rate secured construction loans. Our derivative instruments include interest rate swaps and interest rate caps.

In June 2016, we executed two interest rate cap agreements to hedge the cash flows and manage our exposure to interest rate movements related to our variable-rate construction loan secured by our property located at 100 Binney Street in our Cambridge submarket in Greater Boston. The agreements are effective from July 29, 2016, through April 20, 2019, and will cap LIBOR at 2.00% for two notional amounts, based on scheduled increases over the term of the cap, aggregating $55 million as of December 31, 2016, and up to $150 million of the loan.

Our interest rate swap agreements involve the receipt of variable-rate amounts from a counterparty in exchange for our payment of fixed-rate amounts to the counterparty over the life of the agreement without the exchange of the underlying notional amount. Interest received under all of our interest rate swap agreements is based on one-month LIBOR. The net difference between the interest paid and the interest received is reflected as an adjustment to interest expense in our consolidated statements of operations.

We have entered into master derivative agreements with each respective counterparty. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our counterparties to address and minimize certain risks associated with our interest rate hedge agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, these agreements are spread among various counterparties. The largest aggregate notional amount in effect at any single point in time with an individual counterparty in our interest rate hedge agreements existing as of December 31, 2016, was $200 million. If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate hedge agreements.

Ground lease obligations

Ground lease obligations as of December 31, 2016, included leases for 28 of our properties, which accounted for approximately 14% of our total number of properties and one land development parcel. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $9.9 million as of December 31, 2016, our ground lease obligations have remaining lease terms ranging from approximately 40 to 100 years, including extension options. Refer to Note 14 – “Commitments and Contingencies” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for further information on our ground leases.

Commitments

As of December 31, 2016, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $555.8 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We are also committed to funding approximately $123.9 million for certain non-real estate investments over the next several years.

In addition, we have letters of credit and performance obligations aggregating $18.6 million primarily related to our construction management requirements in North America.

Exposure to environmental liabilities

In connection with the acquisition of all of our properties, we have obtained Phase I environmental assessments to ascertain the existence of any environmental liabilities or other issues. The Phase I environmental assessments of our properties have not revealed any environmental liabilities that we believe would have a material adverse effect on our consolidated financial condition or results of operations taken as a whole, nor are we aware of any material environmental liabilities that have occurred since the Phase I environmental assessments were completed. In addition, we carry a policy of pollution legal liability insurance covering exposure to certain environmental losses at substantially all of our properties.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	Change
Net cash provided by operating activities	$392,501	$342,611	$49,890
Net cash used in investing activities	$(1,496,628)	$(722,395)	$(774,233)
Net cash provided by financing activities	$1,105,521	$419,126	$686,395

Operating activities

Cash flows provided by operating activities consisted of the following amounts (in thousands):

	Year Ended December 31,
	2016	2015	Change
Net cash provided by operating activities before changes in operating assets and liabilities	$435,143	$373,238	$61,905
Changes in operating assets and liabilities	42,642	30,627	12,015
Net cash provided by operating activities	$392,501	$342,611	49,890

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the timing of completion of development projects, the timing of completion of redevelopment projects, and the timing of acquisitions of operating properties. Net cash provided by operating activities for the year ended December 31, 2016, increased to $392.5 million, compared to $342.6 million for the year ended December 31, 2015. Net cash provided by operating activities before changes in operating assets and liabilities for the year ended December 31, 2016, increased by $61.9 million, or 16.6%, to $435.1 million, compared to $373.2 million for the year ended December 31, 2015. This increase was primarily attributable to an increase in highly leased development and redevelopment projects being placed into service subsequent to January 1, 2015, acquisitions since January 1, 2015, and increases in our same property average occupancy and rental rates on lease renewals and re-leasing of space since January 1, 2015.

Investing activities

Cash flows used in investing activities for the years ended December 31, 2016 and 2015, consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	Change
Proceeds from sales of real estate	$123,081	$129,799	$(6,718)
Additions to real estate	(821,690)	(564,206)	(257,484)
Purchase of real estate	(737,900)	(248,933)	(488,967)
Deposits for investing activities	(450)	(5,501)	5,051
Additions to investments	(102,284)	(95,945)	(6,339)
Sales of investments	38,946	67,136	(28,190)
Repayment of notes receivable	15,198	4,282	10,916
Investment in unconsolidated real estate joint ventures	(11,529)	(9,027)	(2,502)
Net cash used in investing activities	$(1,496,628)	$(722,395)	$(774,233)

The change in net cash used in investing activities for the year ended December 31, 2016, is primarily due to a higher use of cash for property acquisitions and construction of our highly leased pipeline. Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for further information.

Value-creation opportunities and external growth

For information on our key development and redevelopment projects for the year ended December 31, 2016, refer to “Development, Redevelopment, and Future Value-Creation Projects” in the “Investments in Real Estate” section under Item 2 of this annual report on Form 10-K.

Financing activities

Cash flows provided by financing activities for the years ended December 31, 2016 and 2015, consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	Change
Borrowings from secured notes payable	$291,400	$169,754	$121,646
Repayments of borrowings from secured notes payable	(310,903)	(89,815)	(221,088)
Proceeds from issuance of unsecured senior notes payable	348,604	298,872	49,732
Borrowings from unsecured senior line of credit	4,117,000	2,145,000	1,972,000
Repayments of borrowings from unsecured senior line of credit	(4,240,000)	(2,298,000)	(1,942,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	(25,000)	(175,000)
Total changes related to debt	6,101	200,811	(194,710)

Repurchases of 7.00% Series D cumulative convertible preferred stock	(206,826)	—	(206,826)
Proceeds from the issuance of common stock	1,432,177	78,463	1,353,714
Dividend payments	(262,761)	(243,090)	(19,671)
Contributions from and sale of noncontrolling interests	221,487	453,750	(232,263)
Distributions to and purchase of noncontrolling interests	(69,678)	(64,066)	(5,612)
Other	(14,979)	(6,742)	(8,237)
Net cash provided by financing activities	$1,105,521	$419,126	$686,395

Dividends

During the years ended December 31, 2016 and 2015, we paid the following dividends (in thousands):

	Year Ended December 31,
	2016	2015	Change
Common stock dividends	$240,347	$218,104	$22,243
7.00% Series D cumulative convertible preferred stock dividends	14,029	16,601	(2,572)
6.45% Series E cumulative redeemable preferred stock dividends	8,385	8,385	—
	$262,761	$243,090	$19,671

The increase in dividends paid on our common stock was primarily due to an increase in the related dividends to $3.17 per common share paid during the year ended December 31, 2016, from $3.02 per common share paid during the year ended December 31, 2015, and partially due to the increase in number of common shares outstanding for the comparative periods. The decrease in dividends paid on our Series D Convertible Preferred Stock was primarily due to the repurchases of the stock during the year ended December 31, 2016.

Inflation

As of December 31, 2016, approximately 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 96% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured construction loans.

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

We continually evaluate the policies and estimates we use to prepare our consolidated financial statements. Changes in estimates or policies applied could affect our financial position and specific items in our results of operations that are used by our stockholders, potential investors, industry analysts, and lenders in their evaluation of our performance. Our significant accounting policies are described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 of this annual report on Form 10-K.

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

Investments in real estate and properties classified as held for sale

We recognize real estate acquired (including the intangible value of acquired above- or below-market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, and any noncontrolling interest in an acquired entity at their fair value as of the acquisition date. If there is a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term of an in-place lease, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider the option in determining the intangible value of such lease and its related amortization period. The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. We also recognize the fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. Acquisition-related costs related to the acquisition of businesses are expensed as incurred, while acquisition costs related to the acquisition of assets are capitalized.

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

If the disposal of the property represents a strategic shift that has (or will have) a major effect on our operations or financial results, such as (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity, then the operations of the property, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of operations, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and, therefore, will typically not meet the criteria for classification as discontinued operations.

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

Investments

We hold equity investments in certain publicly traded companies, privately held entities, and limited partnerships primarily involved in the life science and technology industries. All of our equity investments in actively traded public companies are considered available-for-sale and are reflected in the accompanying consolidated balance sheets at fair value. Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of other comprehensive income. The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of operations. Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities require accounting under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%. As of December 31, 2016 and 2015, our ownership percentage in the voting stock of each individual entity was less than 10%.

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

Interest rate hedge agreements

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and by entering into interest rate hedge agreements. Specifically, we enter into interest rate hedge agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our interest rate hedge agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings based on LIBOR. We do not use derivatives for trading or speculative purposes, and currently all of our derivatives are designated as hedges. Our objectives in using interest rate hedge agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy. All of our interest rate hedges are designated as cash flow hedges. Interest rate hedge agreements designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company’s making fixed-rate payments over the life of the interest rate hedge agreements without exchange of the underlying notional amount of interest rate hedge agreements.

We utilize interest rate hedge agreements to hedge a portion of our exposure to variable interest rates primarily associated with borrowings based on LIBOR. We recognize our interest rate hedge agreements as either assets or liabilities on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. Our interest rate hedge agreements are considered cash flow hedges because they are designated and qualify as hedges of the exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge. All of our interest rate hedge agreements meet the criteria to be deemed “highly effective” in reducing our exposure to variable interest rates. We formally document all relationships between interest rate hedge agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. We make an assessment at the inception of each interest rate hedge agreement and on an ongoing basis to determine whether these instruments are “highly effective” in offsetting changes in cash flows associated with the hedged items. The ineffective portion of each interest rate hedge agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if hedges did not qualify as “highly effective,” the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

The effective portion of changes in the fair value of our interest rate hedge agreements that are designated and that qualify as cash flow hedges is recognized in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income will be reclassified into earnings in the period during which the hedged transactions affect earnings.

The fair value of each interest rate hedge agreement is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair values of our interest rate hedge agreements are determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance of our counterparties using “significant unobservable inputs,” such as estimates of current credit spreads, to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate hedge agreements.

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

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from tenants. Tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent. As of December 31, 2016 and 2015, no allowance for uncollectible tenant receivables and deferred rent was deemed necessary.

Monitoring tenant credit quality

During the term of each lease, we monitor the credit quality of our tenants by (i) monitoring the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a research team consisting of employees who, among them, have graduate and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the life science and technology industries, as well as in finance. Our research team is responsible for assessing and monitoring the credit quality of our tenants and any material changes in their credit quality.

Non-GAAP measures

This section contains additional information of certain non-GAAP financial measures and the reasons why we use these supplemental measures of performance and believe they provide useful information to investors, as well as the definitions of other terms used in this annual report on Form 10-K.

Funds from operations and funds from operations, as adjusted (attributable to Alexandria Real Estate Equities, Inc.’s common stockholders)

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the NAREIT Board of Governors established the measurement tool of funds from operations. Since its introduction, funds from operations has become a widely used non-GAAP financial measure among equity REITs. We believe that funds from operations is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that funds from operations, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences recognized because of investment and disposition decisions, financing decisions, capital structures, and capital market transactions. We compute funds from operations in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance (the “NAREIT White Paper”). The NAREIT White Paper defines funds from operations as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels) plus real estate-related depreciation and amortization, and after adjustments for our share of consolidated and unconsolidated partnerships and real estate joint ventures. Impairments represent the write-down of assets when fair value over the recoverability period is less than the carrying value due to changes in general market conditions, which do not necessarily reflect the operating performance of the properties during the corresponding period.

We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the NAREIT White Paper less/plus significant gains/losses on the sale of investments, plus losses on early extinguishment of debt, preferred stock redemption charges, impairments of non-depreciable real estate and land parcels, impairments of non-real estate investments, and deal costs, and the amount of such items that is allocable to our unvested restricted stock awards. Neither funds from operations nor funds from operations, as adjusted, should be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

The following table presents a reconciliation of net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure calculated and presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016		2015	2014
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(151,141)		$116,867	$72,113
Depreciation and amortization	313,390		261,289	224,096
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(9,349)		(372)	—
Our share of depreciation and amortization from unconsolidated real estate JVs	2,707		1,734	329
Gain on sales of real estate – rental properties (1)	(3,715)		(12,426)	(1,838)
Gain on sales of real estate – land parcels	(90)		—	(6,403)
Impairment of real estate – rental properties	98,194	(2)	23,250	26,975
Allocation to unvested restricted stock awards	—		(1,758)	(690)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted (3)	249,996		388,584	314,582
Non-real estate investment income	(4,361)		(13,109)	—
Impairments of land parcels and non-real estate investments	113,539	(2)	—	24,700
Loss on early extinguishment of debt	3,230		189	525
Preferred stock redemption charge	61,267		—	1,989
Allocation to unvested restricted stock awards	(2,356)		110	(226)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$421,315		$375,774	$341,570

(1)
Gain on sales of real estate – rental properties recognized during 2014 is classified in (loss) income from discontinued operations in our consolidated statements of operations under Item 15 of this annual report on Form 10-K.

(2)
Includes impairment of real estate aggregating $209.3 million and impairment of non-real estate investment aggregating approximately $3.1 million, net of amounts attributable to noncontrolling interests.

(3)
Calculated in accordance with standards established by the Advisory Board of Governors of the National Association of Real Estate Investment Trusts (the “NAREIT Board of Governors) in its April 2002 White Paper and related implementation guidance.

The following table presents a reconciliation of net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, for the years ended December 31, 2016, 2015, and 2014. Amounts allocable to unvested restricted stock awards are not material and are not presented separately within the table below.

(shares in thousands)	Year Ended December 31,
	2016		2015	2014
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$(1.99)		$1.63	$1.01
Depreciation and amortization	4.02		3.64	3.15
Gain on sales of real estate – rental properties	(0.05)		(0.17)	(0.03)
Gain on sales of real estate – land parcels	—		—	(0.09)
Impairment of real estate – rental properties	1.29		0.33	0.38
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted (1)	3.27		5.43	4.42
Non-real estate investment income	(0.06)		(0.18)	—
Impairments of land parcels and non-real estate investments	1.47		—	0.34
Loss on early extinguishment of debt	0.04		—	0.01
Preferred stock redemption charge	0.79		—	0.03
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$5.51		$5.25	$4.80

Weighted-average shares of common stock outstanding for calculating funds from operations per share and funds from operations, as adjusted, per share – diluted	76,412	(2)	71,529	71,170

(1)	Calculated in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance.

(2)
Includes a portion of the shares related to our forward equity sales agreements to sell an aggregate of 7.5 million shares of our common stock, as discussed in Note 15 – “Stockholders’ Equity” to our consolidated financial statements under Item 15 of this annual report on Form 10-K. We used the treasury method of accounting to determine the dilutive effect of the agreements from their inception in July 2016 to settlement in December 2016. The weighted-average shares of common stock outstanding – diluted for the year ended December 31, 2016 included 309 thousand incremental shares related to our forward equity sales agreements. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, were included in the denominator of basic funds from operations per share.

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

By excluding interest expense and gains or losses on early extinguishment of debt, Adjusted EBITDA allows investors to measure our performance independent of our capital structure and indebtedness. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods without the variances caused by the volatility of the expense (which depends on market forces outside our control). We believe that adjusting for the effects of impairments and gains or losses on sales of real estate allows investors to evaluate performance from period to period on a consistent basis without having to account for differences recognized because of investment and disposition decisions. Adjusted EBITDA has limitations as measures of our performance. Adjusted EBITDA does not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While Adjusted EBITDA is a relevant measure of performance, it does not represent net income or cash flows from operations determined in accordance with GAAP, and it should not be considered as an alternative to those indicators in evaluating performance or liquidity.

The following table reconciles net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Year Ended December 31, 2016	Three Months Ended December 31,
		2016	2015
Net (loss) income	$(49,799)	$19,792	$42,977
Interest expense	106,953	31,223	28,230
Income taxes	3,111	737	2,160
Depreciation and amortization	313,390	95,222	72,245
Stock compensation expense	25,433	6,426	4,590
Loss on early extinguishment of debt	3,230	—	—
Gain on sales of real estate – rental properties	(3,715)	(3,715)	(12,426)
Gain on sales of real estate – land parcels	(90)	—	—
Impairment of real estate and non-real estate investments	212,326	16,024	8,740
Adjusted EBITDA	$610,839	$165,709	$146,516

Revenues	$921,706	$249,162	$223,955

Adjusted EBITDA margins	66%	67%	65%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental amount in effect as of the end of the period, related to our operating RSF (using rental revenue including straight line rent adjustments). Annual rental revenue and measures computed using annual rental revenue are presented at 100% for all properties under our management, including properties held by our consolidated and unconsolidated real estate joint ventures. As of December 31, 2016, approximately 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses are classified in “tenant recoveries” in our consolidated statements of operations.

Average cash yield

See definition of initial stabilized yield (unlevered).

Cash interest

Cash interest is equal to interest expense calculated in accordance with GAAP plus capitalized interest, less amortization of loan fees and amortization of debt premiums (discounts). See definition of fixed-charge coverage ratio for a reconciliation of interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest.

Class A properties and AAA locations

Class A properties are properties clustered in AAA locations that provide innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Class A properties generally command higher annual rental revenue than other classes of similar properties.

AAA locations are in close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space.

Fixed-charge coverage ratio

Fixed-charge coverage ratio is a non-GAAP financial measure representing the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy fixed financing obligations and preferred stock dividends. Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and amortization of debt (premiums) discounts. The fixed-charge coverage ratio calculation below is not directly comparable to the computation of ratio of earnings to fixed charges as defined in Item 503(d) of Regulation S-K and to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this annual report on Form 10-K.

The following table reconciles interest expense, the most directly comparable GAAP financial measure, to cash interest and fixed charges (dollars in thousands):

	Three Months Ended December 31,
	2016	2015
Adjusted EBITDA	$165,709	$146,516

Interest expense	$31,223	$28,230
Capitalized interest	11,659	8,696
Amortization of loan fees	(3,080)	(2,654)
Amortization of debt premiums	383	90
Cash interest	40,185	34,362
Dividends on preferred stock	3,835	6,246
Fixed charges	$44,020	$40,608

Fixed-charge coverage ratio:
– period annualized	3.8x	3.6x
– trailing 12 months	3.6x	3.5x

Initial stabilized yield (unlevered)

Initial stabilized yield is calculated as the quotient of the estimated amounts of net operating income at stabilization and our investment in the property. Our initial stabilized yield excludes the benefit of leverage. Our cash rents related to our value-creation projects are expected to increase over time due to contractual annual rent escalations, and our average cash yields are generally expected to be greater than our initial stabilized yields (cash basis). Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner, if there are significant changes to the expected project yields or costs.

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

We believe this information can help investors estimate the operating results and balance sheet information related to partially owned entities. Presenting this information provides a perspective not immediately available from consolidated financial statements and one that can supplement an understanding of joint venture assets, liabilities, revenues, and expenses included in our consolidated results.

The components of operating results and balance sheet information related to joint ventures are limited as an analytical tool, as the overall economic ownership interest does not represent our legal claim to each of our joint ventures’ assets, liabilities, or results of operations. In addition, joint venture financial information may include financial information related to the unconsolidated real estate joint ventures that we do not control. We believe that in order to facilitate a clear understanding of our operating results and our total assets and liabilities, joint venture financial information should be examined in conjunction with our consolidated statements of operations and balance sheets. Joint venture financial information should not be considered an alternative to our consolidated financial statements, which are prepared in accordance with GAAP.

Net cash provided by operating activities after dividends

Net cash provided by operating activities after dividends includes the deduction for distributions to noncontrolling interests. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences.

Net debt to Adjusted EBITDA and net debt and preferred stock to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage. Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash. Net debt and preferred stock is equal to the sum of net debt, as discussed above, plus preferred stock outstanding as of period end. Refer to “Adjusted EBITDA” for further information on the calculation of Adjusted EBITDA.

The following table reconciles debt to net debt, and to net debt and preferred stock, and computes the ratio of each to Adjusted EBITDA as of December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016		2015
Secured notes payable (1)	$1,011,292		$809,818
Unsecured senior notes payable (1)	2,378,262		2,030,631
Unsecured senior line of credit	28,000		151,000
Unsecured senior bank term loans (1)	746,471		944,243
Unamortized deferred financing costs	29,917		30,103
Cash and cash equivalents	(125,032)		(125,098)
Restricted cash	(16,334)		(28,872)
Net debt	$4,052,576		$3,811,825

Net debt	4,052,576		3,811,825
7.00% Series D cumulative convertible preferred stock	86,914		237,163
6.45% Series E cumulative redeemable preferred stock	130,000		130,000
Net debt and preferred stock	$4,269,490		$4,178,988

Adjusted EBITDA:
– quarter annualized	$662,836		$586,064
– trailing 12 months	$610,839		$547,739

Net debt to Adjusted EBITDA:
– quarter annualized	6.1	x	6.5	x
– trailing 12 months	6.6	x	7.0	x
Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	6.4	x	7.1	x
– trailing 12 months	7.0	x	7.6	x

(1)
Presented in accordance with the ASU adopted in January 2016 as discussed in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 of this annual report on Form 10-K.

Net operating income

The following table reconciles (loss) income from continuing operations to total net operating income and cash net operating income for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
(Loss) income from continuing operations	$(49,889)	$146,157	$99,142

Equity in losses (earnings) of unconsolidated real estate joint ventures	184	(1,651)	(554)
General and administrative expenses	63,884	59,621	53,530
Interest expense	106,953	105,813	79,299
Depreciation and amortization	313,390	261,289	224,096
Impairment of real estate	209,261	23,250	51,675
Loss on early extinguishment of debt	3,230	189	525
Gain on sales of real estate – rental properties	(3,715)	(12,426)	—
Total net operating income	$643,298	$582,242	$507,713

Net operating income is a non-GAAP financial measure calculated as income (loss) from continuing operations, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding our equity in the earnings (losses) of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, gain or loss on early extinguishment of debt, and gain or loss on sales of real estate. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for evaluating the operating performance of our real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease revenue adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates the timing differences between the recognition of revenue in accordance with GAAP and the receipt of payments reflected in our consolidated results.

Further, we believe net operating income is useful to investors as a performance measure because, when compared across periods, net operating income reflects trends in occupancy rates, rental rates, and operating costs, which provides a perspective not immediately apparent from income from continuing operations. Net operating income can be used to measure the initial stabilized yields of our properties by calculating the quotient of net operating income generated by a property on a straight-line basis, and our investment in the property. Net operating income excludes certain components from income from continuing operations in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort comparability of operating performance at the property level. Impairments of real estate have been excluded in deriving net operating income because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and deterioration in market conditions. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as loss on early extinguishment of debt, as these charges often relate to corporate strategy. Property operating expenses that are included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. We believe that in order to facilitate a clear understanding of our operating results, net operating income should be examined in conjunction with income (loss) from continuing operations as presented in our consolidated statements of operations. Net operating income should not be considered as an alternative to income (loss) from continuing operations as an indication of our performance, or as an alternative to cash flows as a measure either of liquidity or our ability to make distributions.

Operating statistics

We present certain operating statistics related to our properties, including number of properties, annual rental revenue, annual rental revenue per occupied RSF, occupancy percentage, RSF, leasing activity, rental rates, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute operating statistics at 100% for all properties managed by us, including properties owned by our consolidated and unconsolidated real estate joint ventures.

Stabilized occupancy date

The stabilized occupancy date represents the estimated date on which the project is expected to reach occupancy of 95% or greater.

Same property comparisons

Refer to the discussion of Same Properties in the “Results of Operations” section within this Item 7 of this annual report on Form 10-K.

Total market capitalization

Total market capitalization is equal to the sum of total equity market capitalization and total debt. Total equity market capitalization is equal to the sum of outstanding shares of Series D Convertible Preferred Stock, 6.45% Series E cumulative redeemable preferred stock, and common stock multiplied by the related closing price of each class of security at the end of each period presented.

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015
Unencumbered net operating income	$543,597	$467,384
Encumbered net operating income	99,701	114,858
Total net operating income	$643,298	$582,242
Unencumbered net operating income as a percentage of total net operating income	85%	80%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate hedge agreements are intended to reduce the effects of interest rate fluctuations. The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured construction loans, after considering the effect of our interest rate hedge agreements, secured debt, and unsecured senior notes payable as of December 31, 2016 (in thousands):

Annualized change in future earnings due to variable-rate debt:
Rate increase of 1%	$(1,723)
Rate decrease of 1%	$1,329

Change in fair value of total consolidated debt and interest rate hedge agreements:
Rate increase of 1%	$(185,039)
Rate decrease of 1%	$195,122

These amounts are determined by considering the hypothetical change in interest rates on our borrowing cost and our interest rate hedge agreements in effect as of December 31, 2016. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities. We classify investments in publicly traded companies as available-for-sale and consequently recognize them in the accompanying consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of December 31, 2016 (in thousands):

Equity price risk:
Fair value increase of 10%	$34,248
Fair value decrease of 10%	$(34,248)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the respective local currencies. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income as a separate component of total equity. Gains or losses will be reflected in our statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of
December 31, 2016 (in thousands):

Change in potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$(27)
Rate decrease of 10%	$27

Change in the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$11,823
Rate decrease of 10%	$(11,823)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the year ended December 31, 2016, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2016, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s annual report on internal control over financial reporting

The management of Alexandria Real Estate Equities, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, and is a process designed by, or under the supervision of, the CEO and the CFO and effected by the Company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and 2015. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO 2013”) of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited Alexandria Real Estate Equities, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Alexandria Real Estate Equities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alexandria Real Estate Equities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated January 31, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 31, 2017

ITEM 9B. OTHER INFORMATION

The following supplements, and should be read together with, (1) the discussion of federal income tax considerations included as Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016 (the “Tax Disclosure”), which is incorporated by reference herein and superseded and replaced the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated November 3, 2015, which is a part of our Registration Statement on Form S-3 (File No. 333-207762), as amended, and (2) our Quarterly Report on Form 10-Q for the quarter ending June 30, 2016, which supplemented the Tax Disclosure.

In the Tax Disclosure, we noted that, if we acquire any asset from a “C” corporation in a carry-over basis transaction and we subsequently recognize gain on the disposition of such asset during the five-year period beginning on the date of such acquisition, such gain will be subject to tax at the highest regular corporate tax rate to the extent of any built-in gain at the time of such acquisition. In our Quarterly Report on Form 10-Q for the quarter ending June 30, 2016, we supplemented the Tax Disclosure by noting that temporary Treasury regulations extend such five-year period to a ten-year period for assets with built-in gain acquired on or after August 8, 2016. Final Treasury regulations issued on January 18, 2017 shorten the ten-year period back to a five-year period for assets with built-in gain acquired on or after February 17, 2017, and permit taxpayers to apply the five-year period for assets with built-in gain acquired on or after August 8, 2016 and on or before February 17, 2017.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2017 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2017 Proxy Statement”) under the captions “Board of Directors and Executive Officers,” “Corporate Governance Guidelines and Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2017 Proxy Statement under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2016:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan Approved by Stockholders — Amended and Restated 1997 Stock Award and Incentive Plan	—	—	5,875,733

The other information required by this Item is incorporated herein by reference from our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2017 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Policies and Procedures with Respect to Related-Person Transactions,” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2017 Proxy Statement under the caption “Fees Billed by Independent Registered Public Accountants.”

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
10.1*
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
		Form 10-Q	November 2, 2016
10.2*
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
		Form 10-Q	November 2, 2016

Exhibit Number		Exhibit Title	Incorporated by Reference to:	Date Filed
10.3*
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
			Form 10-Q	November 2, 2016
10.4*	(1)	Amended and Restated 1997 Stock Award and Incentive Plan of the Company, dated May 12, 2016	Form 8-K	May 16, 2016
10.5*	(1)	Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.6*	(1)	Form of Incentive Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.7*	(1)	Form of Nonqualified Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.8*	(1)	Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	November 15, 1999
10.9*	(1)
Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan
			Form 10-Q	November 15, 1999
10.10*	(1)	The Company’s 2000 Deferred Compensation Plan, amended and restated effective as of January 1, 2010	Form 10-K	March 1, 2011
10.11*	(1)	The Company’s 2000 Deferred Compensation Plan for Directors, amended and restated effective as of January 1, 2010	Form 10-K	March 1, 2011
10.12*	(1)	Amended and Restated Executive Employment Agreement, effective as of January 1, 2015, by and between the Company and Joel S. Marcus	Form 8-K	April 7, 2015
10.13*	(1)	Third Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, effective as of January 1, 2016	Form 10-Q	May 4, 2016
10.14*	(1)	Fourth Amended and Restated Executive Employment Agreement, effective January 1, 2016, between the Company and Stephen A. Richardson	Form 10-Q	May 4, 2016
10.15*	(1)	Amended and Restated Executive Employment Agreement between the Company and Peter M. Moglia, effective January 1, 2016	Form 10-Q	May 4, 2016
10.16*	(1)	Third Amended and Restated Executive Employment Agreement between the Company and Thomas J. Andrews, effective January 1, 2016	Form 10-Q	May 4, 2016
10.17*	(1)	Executive Employment Agreement between the Company and Daniel J. Ryan, effective September 7, 2010	Form 10-K	March 3, 2014
10.18	(1)	Summary of Director Compensation Arrangements		Filed herewith
10.19*	(1)	Anniversary Bonus Plan of the Company	Form 8-K	June 17, 2010
10.20*	(1)	Amended and Restated Consulting Agreement, dated as of September 30, 2011, between the Company and James H. Richardson	Form 10-Q	November 9, 2011
10.21*		Form of Indemnification Agreement between the Company and each of its directors and officers	Form 10-K	March 1, 2011
11.1		Computation of Per Share Earnings (included in Note 12 to the Consolidated Financial Statements).		Filed herewith
12.1		Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends		Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
14.1*	The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 of Regulation S-K)	Form 10-K	February 24, 2015
21.1	List of Subsidiaries of the Company		Filed herewith
23.1	Consent of Ernst & Young LLP		Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith
101
The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the years ended December 31, 2016, 2015, and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (vi) Notes to Consolidated Financial Statements, and (vii) Schedule III - Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.
Filed herewith

(*) Incorporated by reference.
(1) Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated:	January 31, 2017	By: /s/ Joel S. Marcus Joel S. Marcus Chief Executive Officer

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

Signature	Title	Date
/s/ Joel S. Marcus Joel S. Marcus	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	January 31, 2017
/s/ Dean A. Shigenaga Dean A. Shigenaga	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 31, 2017
/s/ Steven R. Hash Steven R. Hash	Lead Director	January 31, 2017
/s/ John L. Atkins, III John L. Atkins, III	Director	January 31, 2017
/s/ James P. Cain James P. Cain	Director	January 31, 2017
/s/ Maria C. Freire Maria C. Freire	Director	January 31, 2017
/s/ Richard H. Klein Richard H. Klein	Director	January 31, 2017
/s/ James H. Richardson James H. Richardson	Director	January 31, 2017

S-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Alexandria Real Estate Equities, Inc.

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexandria Real Estate Equities, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 31, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

January 31, 2017

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Investments in real estate	$9,077,972	$7,629,922
Investments in unconsolidated real estate joint ventures	50,221	127,212
Cash and cash equivalents	125,032	125,098
Restricted cash	16,334	28,872
Tenant receivables	9,744	10,485
Deferred rent	335,974	280,570
Deferred leasing costs	195,937	192,081
Investments	342,477	353,465
Other assets	201,197	133,312
Total assets	$10,354,888	$8,881,017

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$1,011,292	$809,818
Unsecured senior notes payable	2,378,262	2,030,631
Unsecured senior line of credit	28,000	151,000
Unsecured senior bank term loans	746,471	944,243
Accounts payable, accrued expenses, and tenant security deposits	731,671	589,356
Dividends payable	76,914	62,005
Total liabilities	4,972,610	4,587,053

Commitments and contingencies

Redeemable noncontrolling interests	11,307	14,218

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock, $0.01 par value per share, 10,000,000 shares authorized; 3,476,547 and 9,486,500 shares issued and outstanding as of December 31, 2016 and 2015; $25 liquidation value per share	86,914	237,163
6.45% Series E cumulative redeemable preferred stock, $0.01 par value per share, 5,200,000 shares authorized, issued, and outstanding as of December 31, 2016 and 2015; $25 liquidation value per share	130,000	130,000
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 87,665,880 and 72,548,693 shares issued and outstanding as of December 31, 2016 and 2015, respectively	877	725
Additional paid-in capital	4,672,650	3,558,008
Accumulated other comprehensive income	5,355	49,191
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	4,895,796	3,975,087
Noncontrolling interests	475,175	304,659
Total equity	5,370,971	4,279,746
Total liabilities, noncontrolling interests, and equity	$10,354,888	$8,881,017

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental	$673,820	$608,824	$544,153
Tenant recoveries	223,655	209,063	173,480
Other income	24,231	25,587	9,244
Total revenues	921,706	843,474	726,877

Expenses:
Rental operations	278,408	261,232	219,164
General and administrative	63,884	59,621	53,530
Interest	106,953	105,813	79,299
Depreciation and amortization	313,390	261,289	224,096
Impairment of real estate	209,261	23,250	51,675
Loss on early extinguishment of debt	3,230	189	525
Total expenses	975,126	711,394	628,289

Equity in (losses) earnings of unconsolidated real estate joint ventures	(184)	1,651	554
Gain on sales of real estate – rental properties	3,715	12,426	—
(Loss) income from continuing operations	(49,889)	146,157	99,142
(Loss) income from discontinued operations	—	(43)	1,233
Gain on sales of real estate – land parcels	90	—	6,403
Net (loss) income	(49,799)	146,114	106,778
Net income attributable to noncontrolling interests	(16,102)	(1,897)	(5,204)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(65,901)	144,217	101,574
Dividends on preferred stock	(20,223)	(24,986)	(25,698)
Preferred stock redemption charge	(61,267)	—	(1,989)
Net income attributable to unvested restricted stock awards	(3,750)	(2,364)	(1,774)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(151,141)	$116,867	$72,113

Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted
Continuing operations	$(1.99)	$1.63	$0.99
Discontinued operations	—	—	0.02
Net (loss) income per share	$(1.99)	$1.63	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(49,799)	$146,114	$106,778
Other comprehensive (loss) income
Unrealized (losses) gains on available-for-sale equity securities:
Unrealized holding (losses) gains arising during the period	(79,833)	77,370	51,135
Reclassification adjustments for gains included in net (loss) income	(18,473)	(12,138)	(358)
Unrealized (losses) gains on available-for-sale equity securities, net	(98,306)	65,232	50,777

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(1,150)	(5,516)	(4,459)
Reclassification adjustment for amortization to interest expense included in net (loss) income	5,273	2,707	6,871
Unrealized gains (losses) on interest rate hedge agreements, net	4,123	(2,809)	2,412

Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	(2,579)	(21,844)	(18,075)
Reclassification adjustments for losses (gains) included in net (loss) income	52,926	9,236	(208)
Unrealized gains (losses) on foreign currency translation, net	50,347	(12,608)	(18,283)

Total other comprehensive (loss) income	(43,836)	49,815	34,906
Comprehensive (loss) income	(93,635)	195,929	141,684
Less: comprehensive income attributable to noncontrolling interests	(16,102)	(1,893)	(4,534)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(109,737)	$194,036	$137,150

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	6.45% Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2013	$250,000	$130,000	71,172,197	$712	$3,572,281	$—	$(36,204)	$47,708	$3,964,497	$14,444
Net income	—	—	—	—	—	101,574	—	4,142	105,716	1,062
Total other comprehensive income (loss)	—	—	—	—	—	—	35,576	(670)	34,906	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	19,410	19,410	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,786)	(3,786)	(1,191)
Issuances pursuant to stock plan	—	—	291,679	3	21,576	—	—	—	21,579	—
Repurchases of 7.00% Series D preferred stock	(12,837)	—	—	—	412	(1,989)	—	—	(14,414)	—
Dividends declared on common stock	—	—	—	—	—	(206,967)	—	—	(206,967)	—
Dividends declared on preferred stock	—	—	—	—	—	(25,698)	—	—	(25,698)	—
Distributions in excess of earnings	—	—	—	—	(133,080)	133,080	—	—	—	—
Balance as of December 31, 2014	$237,163	$130,000	71,463,876	$715	$3,461,189	$—	$(628)	$66,804	$3,895,243	$14,315
Net income	—	—	—	—	—	144,217	—	804	145,021	1,093
Total other comprehensive income (loss)	—	—	—	—	—	—	49,819	(4)	49,815	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	964	964	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,190)
Issuances of common stock	—	—	889,856	9	78,454	—	—	—	78,463	—
Issuances pursuant to stock plan	—	—	194,961	1	27,046	—	—	—	27,047	—
Sales of noncontrolling interests	—	—	—	—	141,850	—	—	301,595	443,445	—
Purchases of noncontrolling interests	—	—	—	—	(48,465)	—	—	(65,504)	(113,969)	—
Dividends declared on common stock	—	—	—	—	—	(221,297)	—	—	(221,297)	—
Dividends declared on preferred stock	—	—	—	—	—	(24,986)	—	—	(24,986)	—
Distributions in excess of earnings	—	—	—	—	(102,066)	102,066	—	—	—	—
Balance as of December 31, 2015	$237,163	$130,000	72,548,693	$725	$3,558,008	$—	$49,191	$304,659	$4,279,746	$14,218

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	6.45% Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2015	$237,163	$130,000	72,548,693	$725	$3,558,008	$—	$49,191	$304,659	$4,279,746	$14,218
Net (loss) income	—	—	—	—	—	(65,901)	—	15,086	(50,815)	1,016
Total other comprehensive loss	—	—	—	—	—	—	(43,836)	—	(43,836)	—
Redemption of redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,206)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(17,241)	(17,241)	(985)
Contributions from and sales of noncontrolling interests	—	—	—	—	44,512	—	—	172,671	217,183	2,264
Issuances of common stock	—	—	14,773,593	148	1,432,029	—	—	—	1,432,177	—
Issuances pursuant to stock plan	—	—	343,594	4	38,365	—	—	—	38,369	—
Repurchases of 7.00% Series D preferred stock	(150,249)	—	—	—	4,690	(61,267)	—	—	(206,826)	—
Dividends declared on common stock	—	—	—	—	—	(257,563)	—	—	(257,563)	—
Dividends declared on preferred stock	—	—	—	—	—	(20,223)	—	—	(20,223)	—
Distributions in excess of earnings	—	—	—	—	(404,954)	404,954	—	—	—	—
Balance as of December 31, 2016	$86,914	$130,000	87,665,880	$877	$4,672,650	$—	$5,355	$475,175	$5,370,971	$11,307

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net (loss) income	$(49,799)	$146,114	$106,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313,390	261,289	224,096
Loss on early extinguishment of debt	3,230	189	525
Impairment of real estate	209,261	23,250	51,675
Gain on sales of real estate – rental properties	(3,715)	(12,426)	(1,838)
Gain on sales of real estate – land parcels	(90)	—	(6,403)
Equity in losses (earnings) of unconsolidated real estate joint ventures	184	(1,651)	(554)
Distributions of earnings from unconsolidated real estate joint ventures	406	873	549
Amortization of loan fees	11,872	11,003	10,909
Amortization of debt (premiums) discounts	(500)	(372)	117
Amortization of acquired below-market leases	(5,723)	(6,118)	(2,845)
Deferred rent	(51,673)	(47,483)	(44,726)
Stock compensation expense	25,433	17,512	13,996
Investment gains	(28,530)	(35,035)	(11,613)
Investment losses	11,397	16,093	9,287
Changes in operating assets and liabilities:
Restricted cash	(986)	60	4,141
Tenant receivables	(285)	7	(673)
Deferred leasing costs	(35,273)	(65,415)	(38,282)
Other assets	(11,420)	(9,079)	(7,466)
Accounts payable, accrued expenses, and tenant security deposits	5,322	43,800	26,652
Net cash provided by operating activities	392,501	342,611	334,325

Investing Activities
Proceeds from sales of real estate	123,081	129,799	81,580
Additions to real estate	(821,690)	(564,206)	(497,773)
Purchase of real estate	(737,900)	(248,933)	(127,887)
Deposits for investing activities	(450)	(5,501)	(10,282)
Change in restricted cash related to construction projects and investing activities	—	—	1,665
Investments in unconsolidated real estate joint ventures	(11,529)	(9,027)	(70,758)
Additions to investments	(102,284)	(95,945)	(60,230)
Sales of investments	38,946	67,136	18,973
Repayment of notes receivable	15,198	4,282	29,883
Net cash used in investing activities	$(1,496,628)	$(722,395)	$(634,829)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2016	2015	2014
Financing Activities
Borrowings from secured notes payable	$291,400	$169,754	$126,215
Repayments of borrowings from secured notes payable	(310,903)	(89,815)	(231,051)
Proceeds from issuance of unsecured senior notes payable	348,604	298,872	698,908
Borrowings from unsecured senior line of credit	4,117,000	2,145,000	1,168,000
Repayments of borrowings from unsecured senior line of credit	(4,240,000)	(2,298,000)	(1,068,000)
Repayments of borrowings from unsecured senior bank term loan	(200,000)	(25,000)	(125,000)
Change in restricted cash related to financing activities	11,746	3,842	(1,409)
Payment of loan fees	(16,681)	(10,584)	(8,099)
Repurchases of 7.00% Series D cumulative convertible preferred stock	(206,826)	—	(14,414)
Proceeds from the issuance of common stock	1,432,177	78,463	—
Dividends on common stock	(240,347)	(218,104)	(202,386)
Dividends on preferred stock	(22,414)	(24,986)	(25,885)
Financing costs paid for sales of noncontrolling interests	(10,044)	—	—
Contributions from and sales of noncontrolling interests	221,487	453,750	19,410
Distributions to and purchases of noncontrolling interests	(69,678)	(64,066)	(4,977)
Net cash provided by financing activities	1,105,521	419,126	331,312

Effect of foreign exchange rate changes on cash and cash equivalents	(1,460)	(255)	(2,493)

Net (decrease) increase in cash and cash equivalents	(66)	39,087	28,315
Cash and cash equivalents at beginning of period	125,098	86,011	57,696
Cash and cash equivalents at end of period	$125,032	$125,098	$86,011

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$84,907	$93,856	$57,966

Non-Cash Investing Activities:
Assumption of secured notes payable in connection with purchase of real estate	$(203,000)	$(82,000)	$(48,329)
Note receivable issued in connection with sales of real estate	$—	$—	$2,000
Change in accrued construction	$76,848	$(10,070)	$29,846
Payable for purchase of real estate	$(56,800)	$—	$—
Distribution of real estate in connection with purchase of remaining 49% interest in real estate joint venture with Uber Technologies, Inc.	$(25,546)	$—	$—
Consolidation of previously unconsolidated real estate joint venture	$87,930	$—	$—
Net investment in direct financing lease	$36,975	$—	$—

Non-Cash Financing Activities:
Redemption of redeemable noncontrolling interest	$(5,000)	$—	$—
Contribution from redeemable noncontrolling interest	$2,264	$—	$—
Payable for purchase of noncontrolling interest	$—	$(51,092)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements

1.	Background

As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “we,” “our,” and “us” refer to Alexandria Real Estate Equities, Inc. and its subsidiaries.

Alexandria Real Estate Equities, Inc. (NYSE:ARE) is an urban office REIT uniquely focused on collaborative life science and technology campuses in AAA innovation cluster locations, with a total market capitalization of $14.2 billion and an asset base in North America of 25.2 million square feet as of December 31, 2016. The asset base in North America includes 19.9 million RSF of operating properties and development and redevelopment of new Class A properties (under construction or pre-construction), and 5.3 million square feet of future ground-up development projects. Alexandria pioneered this niche in 1994 and has since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria has a longstanding and proven track record of developing Class A properties clustered in urban life science and technology campuses that provide its innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Our asset base in North America (including consolidated and unconsolidated real estate joint ventures) consisted of the following as of December 31, 2016:

	Square Feet
	Consolidated	Unconsolidated	Total
Operating properties	17,594,802	413,799	18,008,601
Development and redevelopment projects	1,861,128	—	1,861,128
Operating properties and development and redevelopment projects	19,455,930	413,799	19,869,729
Future value-creation projects	5,292,631	—	5,292,631
Asset base in North America	24,748,561	413,799	25,162,360

As of December 31, 2016, we had 620 leases with a total of 463 tenants, and 88, or 44%, of our 199 properties were single-tenant properties. Leases in our multi-tenant buildings typically have terms of five to 10 years, while the single-tenant building leases typically have terms of 10 to 20 years. As of December 31, 2016:

•	Investment-grade tenants represented 49% of our annual rental revenue;

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

Any references to our market capitalization, number or quality of buildings, quality of location, square footage, number of leases, occupancy percentage, and tenants, and any amounts derived from these values in the notes to consolidated financial statements are unaudited.

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

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest. Equity holders meet this criteria if they lack any of the following:

•	The power, through voting rights or similar rights, to direct the activities of the entity that most significantly influences the entity’s economic performance, as evidenced by:

•	Substantive participating rights in day-to-day management of the entity’s activities; or

•	Substantive kick-out rights over the party responsible for significant decisions;

•	The obligation to absorb the entity’s expected losses; and

•	The right to receive the entity’s expected residual returns.

Once we consider the sufficiency of equity and voting rights of each legal entity, we then evaluate the characteristics of the equity holders’ interests, as a group, to see if they qualify as controlling financial interests. Our real estate joint ventures consist of limited partnerships or limited liability companies. For entities structured as limited partnerships or limited liability companies, our evaluation of whether the equity holders (equity partners other than us in each of our joint ventures) lack the characteristics of a controlling financial interest includes the evaluation of whether the limited partners or non-managing members (the noncontrolling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

•
Participating rights – provide the noncontrolling equity holders the ability to direct significant financial and operating decisions made in the ordinary course of business that most significantly influence the entity’s economic performance.

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

2.	Basis of presentation and summary of significant accounting policies (continued)

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits – that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power) and (ii) we have the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements for information on specific joint ventures that qualify as VIEs. If we have a variable interest in a VIE but we are not the primary beneficiary, we account for our investment using the equity method of accounting.

Voting model

If a legal entity fails to meet any of the three of the characteristics of a VIE (insufficiency of equity, non-substantive voting rights, or lack of controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares, and we determine that other equity holders do not have substantive participating rights. Refer to Note 4 – “Investment in Unconsolidated Real Estate Joint Venture” to our consolidated financial statements for further information on our unconsolidated real estate joint venture that qualifies for evaluation under the voting model.

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

Reportable segment

We are engaged in the business of providing space for lease to the life science and technology industries. Our properties are similar in that they provide space for lease to the life science and technology industries, consist of improvements that are generic and reusable for the life science and technology industries, are primarily located in AAA urban innovation cluster locations, and have similar economic characteristics. Our chief operating decision maker reviews financial information for our entire consolidated operations when making decisions related to assessing our operating performance, and reviews financial information for our individual properties when determining how to allocate resources related to capital expenditures. We have aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes. The financial information disclosed herein represents all of the financial information related to our one reportable segment.

International operations

The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. We have operating properties in Canada and China. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income as a separate component of total equity.

The appropriate amounts of foreign exchange rate gains or losses classified in accumulated other comprehensive income will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.

2.	Basis of presentation and summary of significant accounting policies (continued)

Investments in real estate and properties classified as held for sale

In January 2017, the FASB issued an ASU (see “Recent Accounting Pronouncements” below) that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements.

We early adopted this accounting standard effective October 1, 2016. As a result of this adoption, we evaluated three real estate acquisitions completed during the fourth quarter of 2016 under the new framework and determined that the assets acquired did not meet the definition of a business. Accordingly, we accounted for these transactions as asset acquisitions. Refer to Note 3 – “Investments in Real Estate” and Note 4 – “Investment in Unconsolidated Real Estate Joint Venture” to our consolidated financial statements for further discussion regarding these acquisitions.

Evaluation of business combination or asset acquisition

We evaluate each acquisition of real estate or in-substance real estate (including equity interests in entities that predominantly hold real estate assets) to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

•	Substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets; or

•
The integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e. revenue generated before and after the transaction).

An acquired process is considered substantive if:

•
The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce), that is skilled, knowledgeable, and experienced in performing the process;

•	The process cannot be replaced without significant cost, effort, or delay; or

•	The process is considered unique or scarce.

Generally, we expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. When evaluating acquired service or management contracts, we consider the nature of the services performed, the terms of the contract relative to similar at-the-market contracts, and the availability of comparable vendors in evaluating whether the acquired contract constitutes a substantive process.

Recognition of real estate acquired

For acquisitions of real estate or in-substance real estate which are accounted for as business combinations, we recognize the assets acquired (including the intangible value of acquired above- or below-market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, noncontrolling interests and previously existing ownership interests at fair value as of the acquisition date. Any excess (deficit) of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill (bargain purchase gain). Acquisition costs related to the business combinations are expensed as incurred.

Acquisitions of real estate and in-substance real estate which do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain. In addition, because the accounting model for asset acquisitions is a cost accumulation model, preexisting interests in the acquired assets, if any, are not remeasured to fair value but continue to be accounted for at their historical basis.

2.	Basis of presentation and summary of significant accounting policies (continued)

The relative fair values used to allocate the cost of an asset acquisition are determined using the same methodologies and assumptions as we utilize to determine fair value in a business combination.

If there is a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term of an in-place lease, we evaluate factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine there is reasonable assurance that such bargain renewal option will be exercised, we consider the option in determining the intangible value of such lease and its related amortization period. The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

Capitalized project costs

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

Real estate sales

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

If the disposal of the property represents a strategic shift that has (or will have) a major effect on our operations or financial results, such as (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity, then the operations of the property, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of operations, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and, therefore, will typically not meet the criteria for classification as discontinued operations.

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

Long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles, are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

We use the held-for-sale impairment model for our properties classified as held for sale. The held-for-sale impairment model is different from the held-and-used impairment model. Under the held-for-sale impairment model, an impairment loss is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as held for sale.

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

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities and limited partnerships primarily involved in the life science and technology industries. All of our equity investments in actively traded public companies are considered available for sale and are reflected in the accompanying consolidated balance sheets at fair value. Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of other comprehensive income. The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of operations. Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities require accounting under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Additionally, we limit our ownership percentage in the voting stock of each individual entity to less than 10%. As of December 31, 2016 and 2015, our ownership percentage in the voting stock of each individual entity was less than 10%.

2.	Basis of presentation and summary of significant accounting policies (continued)

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

Leasing costs

Costs directly related and essential to our leasing activities are classified in deferred leasing costs in the accompanying consolidated balance sheets and amortized on a straight-line basis over the term of the related lease. The amortization is classified in depreciation and amortization expenses, and costs related to unsuccessful leasing opportunities are classified in general and administrative expenses, in the accompanying consolidated statements of operations.

Loan fees

Fees incurred in obtaining long-term financing are capitalized and classified with the corresponding debt instrument appearing on our consolidated balance sheet. Loan fees related to our unsecured senior line of credit are classified within other assets. Capitalized amounts are amortized over the term of the related loan, and the amortization is classified in interest expense in the accompanying consolidated statements of operations.

Interest rate hedge agreements

We do not use derivatives for trading or speculative purposes, and currently all of our derivatives are designated as hedges. We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and by entering into interest rate hedge agreements. Specifically, we enter into interest rate hedge agreements to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the values of which are determined by interest rates. Our interest rate hedge agreements are used to manage differences in the amount, timing, and duration of our known or expected cash payments principally related to our borrowings based on LIBOR. Our objectives in using interest rate hedge agreements are to add stability to interest expense and to manage our exposure to interest rate movements in accordance with our interest rate risk management strategy. All of our interest rate hedge agreements are designated as cash flow hedges. Interest rate hedge agreements designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company’s making fixed-rate payments over the life of the interest rate hedge agreements without exchange of the underlying notional amount of interest rate hedge agreements.

We utilize interest rate hedge agreements to hedge a portion of our exposure to variable interest rates primarily associated with borrowings based on LIBOR. We classify our interest rate hedge agreements as either assets or liabilities on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. Our interest rate hedge agreements are considered cash flow hedges because they are designated and qualify as hedges of the exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge. All of our interest rate hedge agreements meet the criteria to be deemed “highly effective” in reducing our exposure to variable interest rates. We formally document all relationships between interest rate hedge agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. We make an assessment at the inception of each interest rate hedge agreement and on an ongoing basis to determine whether these instruments are “highly effective” in offsetting changes in cash flows associated with the hedged items. The ineffective portion of each interest rate hedge agreement is immediately recognized in earnings. While we intend to continue to meet the conditions for such hedge accounting, if our interest rate hedges did not qualify as “highly effective,” the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

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

The fair value of each interest rate hedge agreement is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair values of our interest rate hedge agreements are determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance of our counterparties using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate hedge agreements.

Recognition of rental income and tenant recoveries

Rental revenue from operating leases is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as rental revenue in our consolidated statements of operations, and amounts expected to be received in later years as deferred rent in the accompanying consolidated balance sheets. Amounts received currently but recognized as revenue in future years are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Rental revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, we record an asset within other assets in our consolidated balance sheets, which represents the Company’s net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property less unearned income. Over the lease term, the investment in the direct financing lease is reduced and rental income is recognized as revenue in our consolidated statements of operations and produces a constant periodic rate of return on the net investment in the direct financing lease.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from tenants. Tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent. As of December 31, 2016 and 2015, no allowance for uncollectible tenant receivables and deferred rent was deemed necessary.

Monitoring tenant credit quality

During the term of each lease, we monitor the credit quality of our tenants by (i) monitoring the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a research team consisting of employees who, among them, have graduate and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the life science and technology industries, as well as in finance. Our research team is responsible for assessing and monitoring the credit quality of our tenants and any material changes in their credit quality.

2.	Basis of presentation and summary of significant accounting policies (continued)

Income taxes

We are organized and qualify as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its shareholders annually and meets certain other conditions is not subject to federal income taxes, but could be subject to certain state and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, state, and local tax returns for our subsidiaries. We file with jurisdiction located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the 2011-2015 calendar years.

Other income

The following is a summary of the other income in the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Management fee income	$418	$1,667	$2,761
Interest and other income	6,680	4,978	4,157
Investment income	17,133	18,942	2,326
Total other income	$24,231	$25,587	$9,244

Share-based compensation expense

Our restricted stock awards may be subject to time-based vesting or performance or market-based measures in addition to the time-based measurement period. The grant date fair values of stock awards that are only subject to time-based service conditions are recognized in the income statement on a straight-line basis over the period during which the employee is required to provide services in exchange for the award (the vesting period). We recognize stock-based compensation based on awards that are ultimately expected to vest. Future forfeitures of awards are estimated at the time of grant and revised in subsequent periods, as necessary, if actual forfeitures differ from those estimates.

Certain restricted stock awards are subject to performance and market-based conditions. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model. Compensation cost is not recognized, and any previously recognized compensation cost is reversed to the extent a performance condition is ultimately not satisfied. Conversely, compensation cost is not reversed on any stock awards that do not vest as a result of not satisfying market-based conditions.

Recent accounting pronouncements

On January 1, 2016, we adopted an ASU that requires debt issuance costs, excluding debt issuance costs associated with a line of credit, to be classified in our consolidated balance sheets as a direct deduction from the face amount of the related debt. As a result of adopting the ASU, unamortized deferred financing costs aggregating $30.1 million as of January 1, 2016, were classified with the corresponding debt instrument appearing on our consolidated balance sheet, and deferred financing costs related to our unsecured senior line of credit, aggregating $11.9 million as of January 1, 2016, were classified in other assets. The ASU was applied retrospectively to all prior periods presented in the financial statements. The adoption of this ASU had no effect on our consolidated statements of operations.

In January 2016, the FASB issued an ASU that amended the accounting for equity investments and the presentation and disclosure requirements for financial instruments. The ASU requires equity investments that have a readily determinable fair value (except those accounted for under the equity method of accounting or that result in consolidation) to be measured at fair value, with the changes in fair value recognized in earnings. Available-for-sale equity securities that under current GAAP require the recognition of unrealized gains and losses in other comprehensive income will no longer be permitted. An election will be available to measure equity investments without a readily determinable fair value at cost less impairments, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Changes in the carrying value from this measurement will also be reported in current earnings. A cumulative-effect adjustment will be recorded to the beginning balance of retained earnings in the reporting period in which the guidance is adopted. The ASU is effective for fiscal years beginning after December 15, 2017. As of December 31, 2016, we had $19.3 million of net unrealized gains related to our available-for-sale equity securities in publicly traded companies included in accumulated other comprehensive income in our consolidated balance sheets.

2.	Basis of presentation and summary of significant accounting policies (continued)

In February 2016, the FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is expected to result in the recognition of a right-to-use asset and related liability to account for our future obligations under our ground lease arrangements for which we are the lessee. As of December 31, 2016, the remaining contractual payments under our ground lease agreements aggregated $526.2 million. Additionally, the new ASU will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this ASU, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The standard permits the use of either the retrospective or modified retrospective transition method. We continue to assess the potential effect that the adoption of the ASU will have on our consolidated financial statements.

In March 2016, the FASB issued an ASU that further clarifies an ASU issued in 2014 on recognition of revenue arising from contracts with customers. The core principle underlying this ASU is that entities will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in such exchange. Leases are specifically excluded from this ASU and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently assessing the potential effect the adoption of this ASU will have on our consolidated financial statements.

In March 2016, the FASB issued an ASU that simplifies several aspects of employee share-based payment accounting, including the accounting for forfeitures. The ASU allows an entity to make an accounting policy election either to continue to estimate the total number of awards that are expected to vest (current method) or to account for forfeitures when they occur. This entity-wide accounting policy election only applies to service conditions; for performance conditions, the entity continues to assess the probability that such conditions will be achieved. If an entity elects to account for forfeitures when they occur, all nonforfeitable dividends paid on share-based payment awards are initially charged to retained earnings and reclassified to compensation cost only when forfeitures of the underlying awards occur. Under current guidance, nonforfeitable dividends paid on share-based payment awards that are not expected to vest are recognized as additional compensation cost. An entity must also disclose its policy election for forfeitures. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. If adopted, the ASU should be applied on a modified retrospective basis as a cumulative-effect adjustment to retained earnings as of the date of adoption. We adopted this ASU in January 2017. The adoption of this update resulted in a cumulative-effect adjustment aggregating approximately $368 thousand booked as a decrease to retained earnings and an increase to additional paid-in capital on January 1, 2017.

In June 2016, the FASB issued an ASU that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. We are currently assessing the potential effect the adoption of this ASU will have on our consolidated financial statements.

2.	Basis of presentation and summary of significant accounting policies (continued)

In August 2016, the FASB issued an ASU that provides guidance on classification of cash distributions received from equity method investments, including unconsolidated joint ventures. The ASU provides two approaches to determine the classification of cash distributions received: (i) the “cumulative earnings” approach, under which distributions up to the amount of cumulative equity in earnings recognized will be classified as cash inflows from operating activities, and those in excess of that amount will be classified as cash inflows from investing activities, and (ii) the “nature of the distribution” approach, under which distributions will be classified based on the nature of the underlying activity that generated cash distributions. Companies will elect either the “cumulative earnings” or the “nature of the distribution” approach. Entities that elect the “nature of the distribution” approach but lack the information to apply it will apply the cumulative earnings approach as an accounting change on a retrospective basis. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively (exceptions apply). During the year ended December 31, 2016, operating distributions received from our equity method investees aggregated approximately $406 thousand and were classified as cash inflows from operating activities on our consolidated statements of cash flows. We are currently assessing the effect of this ASU on our consolidated financial statements.

In November 2016, the FASB issued an ASU that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of December 31, 2016 and 2015, we had $16.3 million and $28.9 million of restricted cash, respectively, in our consolidated balance sheets. Upon adoption of this ASU, restricted cash balances will be included along with cash and cash equivalents as of the end of period and beginning of period, respectively, in our consolidated statement of cash flows for all periods presented; separate line items showing changes in restricted cash balances will be eliminated from our consolidated statement of cash flows.

In January 2017, the FASB issued an ASU that clarified the definition of a business. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this update on October 1, 2016. Refer to “Investments in Real Estate and Properties Classified as Held for Sale” above for a discussion of this new accounting pronouncement.

3.	Investments in real estate

Our consolidated investments in real estate consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016		2015
North America:
Land (related to rental properties)	$1,131,416		$677,649
Buildings and building improvements	7,810,269		6,644,634
Other improvements	584,565		260,605
Rental properties	9,526,250		7,582,888

Development and redevelopment projects (under construction or pre-construction)	809,254		917,706
Future value-creation projects	253,551		206,939
Value-creation pipeline	1,062,805		1,124,645

Gross investments in real estate – North America	10,589,055		8,707,533

Less: accumulated depreciation	(1,546,798)		(1,299,548)
Net investments in real estate – North America	9,042,257		7,407,985
Net investments in real estate – Asia	35,715	(1)	221,937
Investments in real estate	$9,077,972		$7,629,922

(1)	Refer to “Assets Located in Asia” in Note 18 – “Assets Classified as Held for Sale” to our consolidated financial statements further information.

Acquisitions in 2016

Torrey Ridge Science Center

On October 3, 2016, we acquired Torrey Ridge Science Center, a 294,993 RSF, three-building collaborative life science campus located in the heart of our Torrey Pines submarket of San Diego for a purchase price of $182.5 million. The campus is 87.1% occupied.

One Kendall Square

On November 7, 2016, we acquired One Kendall Square, a 644,771 RSF, nine-building collaborative life science and technology campus located in our Cambridge urban innovation cluster submarket in Greater Boston. One Kendall Square also includes an entitled land parcel providing for a near-term ground-up development of a new 172,500 SF building. The gross purchase price of $725.0 million consisted of cash payment of $522.0 million and secured note payable assumption of $203.0 million. The secured note payable assumed has a maturity date of February 2024 and a contractual interest rate of 4.82%. The campus is 97.3% occupied.

We evaluated both transactions above, under the new framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to the new ASU we early-adopted effective October 1, 2016. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions.

1)
An integrated set of assets and activities does not qualify as a business if substantially all of the fair value of the gross assets is concentrated in either a single identifiable asset or a group of similar identifiable assets.

•
We evaluated each of the Torrey Ridge Science Center and One Kendall Square acquisitions and determined that substantially all the fair value related to each acquisition is concentrated in a similar identifiable operating property.

Accordingly, these transactions did not meet the definition of a business and consequently were accounted for as asset acquisitions. In each of these transactions, we allocated the total consideration for each acquisition to the individual assets and liabilities acquired on a relative fair value basis.

3. Investments in real estate (continued)

Acquired below-market leases

The balances of acquired below-market leases, and related accumulated amortization, classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets as of December 31, 2016 and 2015, were as follows (in thousands):

	December 31,
	2016	2015
Acquired below-market leases	$119,187	$79,744
Accumulated amortization	(59,678)	(53,726)
	$59,509	$26,018

For the years ended December 31, 2016, 2015, and 2014, we recognized approximately $6.0 million, $6.3 million, and $2.8 million, respectively, related to the amortization of acquired below-market leases in rental income. The weighted-average amortization period of the value of acquired below-market leases was approximately 3.7 years as of December 31, 2016. The estimated annual amortization of the value of acquired below-market leases is as follows (in thousands):

Year	Amount
2017	$14,950
2018	12,443
2019	9,364
2020	5,458
2021	4,295
Thereafter	12,999
Total	$59,509

Acquired in-place leases

The balances of acquired in-place leases, and related accumulated amortization, are classified in other assets in the accompanying consolidated balance sheets. As of December 31, 2016 and 2015, these amounts were as follows (in thousands):

	December 31,
	2016	2015
Acquired in-place leases	$105,708	$65,397
Accumulated amortization	(42,300)	(37,400)
	$63,408	$27,997

Amortization for these intangible assets, classified in depreciation and amortization expense in the accompanying consolidated statements of operations, was approximately $6.8 million, $5.5 million, and $3.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. The weighted average amortization period of the value of acquired in-place leases was approximately 5.5 years as of December 31, 2016. The estimated annual amortization of the value of acquired in-place leases is as follows (in thousands):

Year	Amount
2017	$15,579
2018	13,873
2019	11,104
2020	7,650
2021	5,957
Thereafter	9,245
Total	$63,408

3. Investments in real estate (continued)

Minimum lease payments

Minimum lease payments to be received under our direct financing lease agreement are outlined in Note 7 – “Other assets” to our consolidated financial statements. Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, in effect as of December 31, 2016, are outlined in the table below (in thousands):

Year	Amount
2017	$636,204
2018	683,713
2019	662,547
2020	618,096
2021	565,534
Thereafter	4,781,131
Total	$7,947,225

Investments in consolidated real estate joint ventures

In June 2016, we completed a sale of a 45% partial interest in 10290 Campus Point Drive to an institutional investor, TIAA Global Asset Management and affiliates (“TIAA”). 10290 Campus Point Drive is a 305,006 RSF redevelopment project in our University Town Center submarket of San Diego, 100% leased to Eli Lilly and Company. The gross proceeds received from our partner related to this real estate joint venture was $84.3 million.

In December 2016, we completed a separate joint venture agreement with TIAA to sell a 45% partial interest in 10300 Campus Point Drive in our University Town Center submarket of San Diego, consisting of 449,759 RSF primarily leased to Celgene Corporation, Eli Lilly and Company, and The Regents of the University of California, for a purchase price of $150.0 million. Gross proceeds received from our partner as a result of the sale of a partial interest in 10300 Campus Point Drive through December 31, 2016, were $137.3 million. Remaining proceeds from the partial sale of 10300 Campus Point Drive of $12.7 million are expected to be received primarily in the first quarter of 2017.

We retained a controlling interests in each 10290 Campus Point Drive and 10300 Campus Point Drive, following each sale above and, therefore, continue to consolidate both entities. As a result, we accounted for the proceeds from each transaction as equity financings. Each transaction did not qualify as a sale of real estate and did not result in purchase price adjustments to the carrying value of the net assets sold. Accordingly, the carrying amount of our partner’s share of assets and liabilities is reported at historical basis.

As of December 31, 2016, we have five real estate joint ventures with TIAA. Through these joint ventures, we own partial interests in the following Class A properties: (i) 225 Binney Street in our Cambridge submarket, (ii) 1500 Owens Street in our Mission Bay/SoMa submarket, (iii) 409 and 499 Illinois Street in our Mission Bay/SoMa submarket, (iv) 10290 Campus Point Drive in our University Town Center submarket, and (v) 10300 Campus Point Drive in our University Town Center submarket.

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

•
Each joint venture has significant equity at risk to fund its activities as the ventures are primarily capitalized by contributions from the members and could obtain, if necessary, non-recourse commercial financing arrangements on customary terms.

3. Investments in real estate (continued)

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

Based on the analysis detailed in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements, the institutional investor, as the non-managing member of each of the joint ventures, lacks the characteristics of a controlling financial interest in each of the joint ventures because it does not have substantive kick-out rights or substantive participating rights. Therefore, each joint venture meets the criteria to be considered a VIE and accordingly is evaluated for consolidation under the VIE model.

After determining that these joint ventures are VIEs, we determined that we are the primary beneficiary of each real estate joint venture as, in our capacity as managing member, we have the power to make decisions that most significantly influence operations and economic performance of the joint ventures. In addition, through our investment in each joint venture, we have the right to receive benefits and participate in losses that can be significant to the VIEs. Based on this evaluation, we concluded that we are the primary beneficiary of each joint venture, and therefore, we consolidate each entity.

The following table aggregates the balance sheet information of our consolidated VIEs as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Investments in real estate	$993,710	$608,474
Cash and cash equivalents	27,498	2,060
Other assets	57,166	37,633
Total assets	$1,078,374	$648,167

Secured notes payable	$—	$—
Other liabilities	66,711	38,666
Total liabilities	66,711	38,666
Alexandria Real Estate Equities, Inc.’s share of equity	538,069	307,220
Noncontrolling interest share of equity	473,594	302,281
Total liabilities and equity	$1,078,374	$648,167

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

3. Investments in real estate (continued)

Purchase of noncontrolling interest

During the year ended December 31, 2016, we completed the purchase of the remaining outstanding noncontrolling interest in our campus at Alexandria Technology Square® in our Cambridge submarket. For additional information, refer to Note 17 – “Noncontrolling Interests” to our consolidated financial statements.

Sales of real estate assets and related impairment charges

In addition to the sales of partial interests in Class A properties in two separate transactions discussed in the previous section titled “Investments in Consolidated Real Estate Joint Ventures,” we sold the following real estate assets during the year ended December 31, 2016.

Assets sold and assets held for sale involving impairment charges

In May 2016, management committed to the sale of a 4.6-acre land parcel, located at 14 Firstfield Road in our Gaithersburg submarket of Maryland, and evaluated the asset under the held for sale impairment model. Accordingly, we assessed the fair value of the property and determined that the carrying value of the property exceeded its fair value. As a result, we recognized an impairment charge of $863 thousand in May 2016. In June 2016, we completed the sale of the property for $3.5 million at no gain or loss. As of March 31, 2016, we had concluded that our investment that was classified as held for use was recoverable under the held for use model as the projected probability-weighted undiscounted cash flows from the land parcel exceeded our net book value, including our projected costs to complete or develop the land parcel.

In November 2016, management committed to the sale of a 3.3-acre land parcel located at 560 Eccles Avenue in our South San Francisco submarket of San Francisco, and evaluated this asset under the held for sale impairment model. Accordingly, we assessed the fair value of the asset and determined that the carrying value of the asset exceeded its fair value. As a result, we recognized an impairment charge of $5.5 million in November 2016. In December 2016, we completed the sale of this land parcel for a sales price of $12.0 million and no gain or loss was recognized. As of September 30, 2016, we had concluded that our investment that was classified as held for use was recoverable under the held for use model as the projected probability-weighted undiscounted cash flows from the land parcel exceeded our net book value, including our projected costs to complete or develop the land parcel.

In December 2016, management committed to the sale of a 20,580 RSF property located in Georgia, and evaluated this asset under the held for sale impairment model. Accordingly, we assessed the fair value of the asset and determined that the carrying value of the asset exceeded its fair value. As a result, we recognized an impairment charge of $1.6 million in December 2016. As of December 31, 2016, this asset is classified as held for sale. As of September 30, 2016, we had concluded that our investment was recoverable under the held for use model as the projected probability-weighted undiscounted cash flows from the property exceeded our net book value.

For information on assets held for sale and assets sold in Asia, refer to “Assets Located in Asia” in Note 18 – “Assets Classified as Held for Sale” to our consolidated financial statements.

Other sales

In April 2016, we completed the sale of a 71,000 RSF R&D/warehouse property, located at 16020 Industrial Drive in our Gaithersburg submarket of Maryland, for $6.4 million at no gain or loss.

In September 2016, we sold land parcels aggregating 1.3 acres in our non-cluster market in North America for $5.2 million and recognized a gain of $90 thousand in connection with this sale.

In December 2016, we completed the sale of properties located in Greater Boston and Canada. We completed the sale of 306 Belmont Street and 350 Plantation Street in our Route 495/Worcester submarket of Greater Boston for $17.6 million and recognized a gain of $1.4 million in connection with this sale. We also completed the sale of 7990 Enterprise Street located in our Canada market in North America for approximately $13.8 million and recognized a gain of $2.4 million in connection with this sale.

One of our tenants in our San Diego market holds a fixed-price option to purchase from us the property that they currently lease. The purchase option is exercisable no later than December 29, 2017. Our property subject to this purchase option is one of our older properties and has a net book value of $7.9 million as of December 31, 2016. The option is exercisable at a purchase price of $20.8 million, excluding any customary and ordinary closing costs.

4.	Investment in unconsolidated real estate joint venture

1455 and 1515 Third Street

As of January 1, 2016, we had an unconsolidated real estate joint venture with an affiliate of Uber Technologies, Inc. (“Uber”), for the development of two new Class A buildings aggregating 422,980 RSF at 1455 and 1515 Third Street in our Mission Bay/SoMa submarket of San Francisco. We had a 51% interest, and Uber had a 49% interest. The unconsolidated real estate joint venture owned land parcels, initial building improvements and a parking garage structure. The project was 100% leased to Uber for a 15-year term. We accounted for our 51% interest in the unconsolidated real estate joint venture under the equity method.

On November 10, 2016 (the “acquisition date”), we acquired the remaining 49% interest in our unconsolidated real estate joint venture with Uber for $90.1 million, which consisted of $64.6 million cash and $25.5 million of building improvements. We paid $7.8 million of total cash consideration on the acquisition date. The remaining $56.8 million will be paid in 2017. As a result of this acquisition, we now own a 100% fee simple interest in both land parcels and the parking garage and are no longer obligated to fund the development of the two Class A properties.

We evaluated this transaction under the new framework for determining whether an integrated set of assets and activities meets the definition of a business and needs to be accounted for as a business combination. When either of the following criteria is met, the acquisition does not qualify as a business and is accounted for as an asset acquisition:

1)
An integrated set of assets and activities acquired do not qualify as a business if substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets; or

2)	The set of assets acquired is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.

Based on the criteria above, we did not acquire a substantive process, such as an organized workforce (no employees were acquired in connection with this this transaction, nor were we provided access to employees though an acquired contract) or another process that cannot be replaced without significant cost, effort, or delay or that is considered unique or scarce. Accordingly, the acquired assets did not meet the definition of a business and the transaction was accounted for as an asset acquisition. As an asset acquisition, the $90.1 million purchase price, including acquisition costs, was allocated to the assets acquired based upon their relative fair values.

Upon completion of the acquisition, we leased the land parcels and the parking garage to Uber for 75 years. Due to the length of the lease term (greater than 75% of the estimated useful life of the parking garage), the parking garage lease was classified as a direct financing lease with an estimated net investment at inception of $37.0 million.

The net investment in the direct financing lease represents the sum of minimum lease payments receivable pursuant to our parking lease of 75 years and the estimated residual value of the parking garage, less the unearned income. Inputs to this valuation include market comparables for the land parcels and parking garage, residual value, incremental borrowing rates, and constant periodic rate of return on investment. We classified the net investment in the direct financing lease in other assets in our consolidated balance sheets. Refer to Note 7 – “Other Assets” to our consolidated financial statements for additional information.

360 Longwood Avenue

We have a 27.5% ownership interest in one unconsolidated real estate joint venture that owns a building aggregating 413,799 RSF in our Longwood Medical Area submarket of Greater Boston. As of December 31, 2016, 100% of the project was in service with occupancy of 76%. Our equity investment in this real estate joint venture was $50.2 million as of December 31, 2016. Our tenant at the property exercised their option to purchase a condo interest representing 203,090 RSF, or 49%, of the entire property, pursuant to a fixed-price purchase option in the lease agreement. The sale of the property will be completed in mid-2017. Our share of the sale price is $65.7 million, excluding any customary and ordinary closing costs. As of December 31, 2016, our share of the net book value of the portion of the property expected to be sold is $52.4 million.

4.	Investment in unconsolidated real estate joint venture (continued)

The real estate joint venture has a non-recourse, secured construction loan (“Longwood Construction Loan”) that includes the following key terms (dollars in thousands):

Tranche	Maturity Date		Stated Rate	Outstanding Balance	Remaining Commitments	Total
Fixed rate	April 1, 2017	(1)	5.25%	$173,226	$2,015	$175,241
Floating rate (2)	April 1, 2017	(1)	L+3.75%	12,557	25,402	37,959
				185,783	$27,417	$213,200
Unamortized deferred financing costs				(117)
				$185,666

(1)
We have two, one-year options to extend the stated maturity date to April 1, 2019, subject to certain conditions. In connection with the anticipated sale of a condo interest in 203,090 RSF of 360 Longwood Avenue in mid-2017, the real estate joint venture expects to refinance the existing secured construction loan.

(2)	Borrowings under the floating rate tranche have an interest rate floor equal to 5.25%, and are subject to an interest rate cap on LIBOR of 3.50%.

As described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements, we evaluate our unconsolidated real estate joint venture, which is a limited liability company, using the consolidation guidance under the VIE model first, and then under the voting model if the entity is not a VIE. On October 1, 2015, upon our adoption of the consolidation guidance ASU issued in February 2015, we re-evaluated our 360 Longwood Avenue joint venture (27.5% interest held by the Company). We first evaluated the partially-owned legal entity under the variable interest model, based upon the following characteristics of a VIE:

1)	The entity does not have sufficient equity to finance its activities without additional subordinated financial support.

•	This entity has significant equity and non-recourse financing in place to fund the remainder of the development.

2)	The entity is established with non-substantive voting rights.

•
Our 27.5% ownership interest in 360 Longwood Avenue consists of an interest in a joint venture with a development partner. The joint venture with our development partner holds an interest in the property with an institutional investor. Our development partner was responsible for the day-to-day management of construction and development activities, and we are responsible for the day-to-day administrative operations of components of the property following development completion. At the property level, all major decisions (including the development plan, annual budget, leasing plan, and financing plan) require approval of all three investors. Although voting rights within the structure are disproportionate to the members’ economic interests, the activities of the ventures are conducted on behalf of all members, and therefore, the voting rights, while disproportionate, are substantive.

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest, as evidenced by lack of substantive kick-out rights or substantive participating rights.

•	The other members have significant participating rights, including in the day-to-day management of development activities and the participation in decisions related to the operations of the property.

Since the joint venture does not meet the VIE criteria, we determined that our 360 Longwood Avenue joint venture does not qualify for evaluation under the VIE model. Therefore, we evaluate the joint venture under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that noncontrolling equity holders do not have substantive participating rights. Our interest is limited to 27.5%, and we do not have other contractual rights; therefore we account for this joint venture under the equity method of accounting.

5.    Deferred leasing costs

The following table summarizes our deferred leasing costs as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Deferred leasing costs	$430,455	$396,765
Accumulated amortization	(234,518)	(204,684)
Deferred leasing costs, net	$195,937	$192,081

6.	Investments

We hold equity investments in certain publicly traded companies, privately held entities, and limited partnerships primarily involved in the life science and technology industries. All of our equity investments in actively traded public companies are considered available for sale and are reflected in the accompanying consolidated balance sheets at fair value. Our investments in privately held entities are primarily accounted for under the cost method.

Investments in available-for-sale equity securities with gross unrealized losses as of December 31, 2016, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary. Accordingly, there are no other-than-temporary impairments in accumulated other comprehensive income related to available-for-sale equity securities as of December 31, 2016 and 2015.

The following table summarizes our investments as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Available-for-sale equity securities, cost basis	$41,392	$20,022
Unrealized gains	25,076	118,392
Unrealized losses	(5,783)	(793)
Available-for-sale equity securities, at fair value	60,685	137,621
Investments accounted for under cost method	281,792	215,844
Total investments	$342,477	$353,465

The following table presents the components of our investment income classified within other income in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Investment gains	$28,530	$35,035	$11,613
Investment losses	(11,397)	(16,093)	(9,287)
Investment income	$17,133	$18,942	$2,326

7.	Other assets

The following table summarizes the components of other assets as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Acquired below-market ground leases	$12,913	$13,142
Net investment in direct financing lease	37,297	—
Acquired in-place leases	63,408	27,997
Deferred compensation plan	11,632	8,489
Deferred financing costs – $1.65 billion unsecured senior line of credit	14,239	11,909
Deposits	3,302	3,713
Furniture, fixtures, and equipment, net	12,839	13,682
Interest rate hedge assets	4,115	596
Notes receivable	694	16,630
Prepaid expenses	9,724	17,651
Property, plant, and equipment	19,891	—
Other assets	11,143	19,503
Total	$201,197	$133,312

The components of our net investment in direct financing lease as of December 31, 2016 are summarized in the table below (in thousands):

December 31, 2016
Gross investment in direct financing lease	$264,954
Less: unearned income	(227,657)
Net investment in direct financing lease	$37,297

Future minimum lease payments to be received under our direct financing lease as of December 31, 2016 were as follows (in thousands):

Year	Total
2017	$1,235
2018	1,607
2019	1,655
2020	1,705
2021	1,756
Thereafter	256,996
Total	$264,954

8.	Fair value measurements

We are required to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) significant other observable inputs, and (iii) significant unobservable inputs. Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2016 and 2015.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2016 and 2015 (in thousands):

		December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$60,685	$60,685	$—	$—
Interest rate hedge agreements	$4,115	$—	$4,115	$—
Liabilities:
Interest rate hedge agreements	$3,587	$—	$3,587	$—

		December 31, 2015
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$137,621	$137,621	$—	$—
Interest rate hedge agreements	$596	$—	$596	$—
Liabilities:
Interest rate hedge agreements	$4,314	$—	$4,314	$—

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value. Our available-for-sale equity securities and our interest rate hedge agreements have been recognized at fair value. Refer to Note 6 – “Investments” and Note 10 – “Interest Rate Hedge Agreements” to our consolidated financial statements for further details. The fair values of our secured notes payable, unsecured senior notes payable, $1.65 billion unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

8.	Fair value measurements (continued)

As of December 31, 2016 and 2015, the book and estimated fair values of our available-for-sale equity securities, interest rate hedge agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Available-for-sale equity securities	$60,685	$60,685	$137,621	$137,621
Interest rate hedge agreements	$4,115	$4,115	$596	$596

Liabilities:
Interest rate hedge agreements	$3,587	$3,587	$4,314	$4,314
Secured notes payable	$1,011,292	$1,016,782	$809,818	$832,342
Unsecured senior notes payable	$2,378,262	$2,431,470	$2,030,631	$2,059,855
Unsecured senior line of credit	$28,000	$27,998	$151,000	$151,450
Unsecured senior bank term loans	$746,471	$750,422	$944,243	$951,098

Nonrecurring fair value measurements

Refer to Note 3 – “Investments in Real Estate,” “Assets Located in Asia,” and Note 18 – “Assets Classified as Held for Sale” to our consolidated financial statements for further discussion.

9.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of December 31, 2016 (dollars in thousands):

	Fixed Rate/Hedged Variable Rate	Unhedged Variable Rate			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate (1)
Secured notes payable	$853,726	$157,566	$1,011,292	24.3%	3.43%	3.4
Unsecured senior notes payable	2,378,262	—	2,378,262	57.0	4.14	7.2
$1.65 billion unsecured senior line of credit	—	28,000	28,000	0.7	1.77	4.8
2019 Unsecured Senior Bank Term Loan	398,537	—	398,537	9.6	2.91	2.0
2021 Unsecured Senior Bank Term Loan	347,934	—	347,934	8.4	2.24	4.0
Total/weighted average	$3,978,459	$185,566	$4,164,025	100.0%	3.51%	5.5
Percentage of total debt	96%	4%	100%

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of debt premiums (discounts), amortization of loan fees, and other bank fees.

9.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal payments as of December 31, 2016 (dollars in thousands):

	Stated Rate		Weighted-Average Interest Rate		Maturity		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount) Premium
Debt				(1)	Date (2)		2017	2018	2019	2020	2021	Thereafter	Principal		Total
Secured notes payable
Greater Boston	L+1.35%		2.59%		8/23/17	(3)	$212,289	$—	$—	$—	$—	$—	$212,289	$(923)	$211,366
Greater Boston	L+1.50%		2.20		1/28/19	(4)	—	—	250,959	—	—	—	250,959	(2,487)	248,472
Greater Boston	L+2.00%		2.80		4/20/19	(4)	—	—	101,512	—	—	—	101,512	(3,096)	98,416
San Diego, Seattle, and Maryland	7.75%		8.12		4/1/20		1,832	1,979	2,138	104,352	—	—	110,301	(1,086)	109,215
San Diego	4.66%		5.02		1/1/23		1,412	1,608	1,686	1,763	1,852	28,201	36,522	(397)	36,125
Greater Boston	3.93%		3.18		3/10/23		—	1,091	1,505	1,566	1,628	76,210	82,000	3,338	85,338
Greater Boston	4.82%		3.38		2/6/24		—	2,720	3,090	3,217	3,406	190,567	203,000	18,566	221,566
San Francisco	6.50%		6.73		7/1/36		21	22	24	24	26	677	794	—	794
Secured debt weighted-average interest rate/subtotal	3.73%		3.43				215,554	7,420	360,914	110,922	6,912	295,655	997,377	13,915	1,011,292

2019 Unsecured Senior Bank Term Loan	L+1.20%		2.91		1/3/19		—	—	400,000	—	—	—	400,000	(1,463)	398,537
2021 Unsecured Senior Bank Term Loan	L+1.10%		2.24		1/15/21		—	—	—	—	350,000	—	350,000	(2,066)	347,934
$1.65 billion unsecured senior line of credit	L+1.00%	(5)	1.77		10/29/21		—	—	—	—	28,000	—	28,000	—	28,000
Unsecured senior notes payable	2.75%		2.95		1/15/20		—	—	—	400,000	—	—	400,000	(2,404)	397,596
Unsecured senior notes payable	4.60%		4.72		4/1/22		—	—	—	—	—	550,000	550,000	(3,404)	546,596
Unsecured senior notes payable	3.90%		4.02		6/15/23		—	—	—	—	—	500,000	500,000	(3,812)	496,188
Unsecured senior notes payable	4.30%		4.46		1/15/26		—	—	—	—	—	300,000	300,000	(4,346)	295,654
Unsecured senior notes payable	3.95%		4.11		1/15/27		—	—	—	—	—	350,000	350,000	(4,996)	345,004
Unsecured senior notes payable	4.50%		4.58		7/30/29		—	—	—	—	—	300,000	300,000	(2,776)	297,224
Unsecured debt weighted average/subtotal			3.75				—	—	400,000	400,000	378,000	2,000,000	3,178,000	(25,267)	3,152,733
Weighted-average interest rate/total			3.51%				$215,554	$7,420	$760,914	$510,922	$384,912	$2,295,655	$4,175,377	$(11,352)	$4,164,025

Balloon payments							$212,289	$—	$752,471	$503,979	$378,000	$2,283,417	$4,130,156	$—	$4,130,156
Principal amortization							3,265	7,420	8,443	6,943	6,912	12,238	45,221	(11,352)	33,869
Total debt							$215,554	$7,420	$760,914	$510,922	$384,912	$2,295,655	$4,175,377	$(11,352)	$4,164,025

Fixed-rate/hedged variable-rate debt							$153,265	$7,420	$663,443	$510,922	$356,912	$2,295,655	$3,987,617	$(9,158)	$3,978,459
Unhedged variable-rate debt							62,289	—	97,471	—	28,000	—	187,760	(2,194)	185,566
Total debt							$215,554	$7,420	$760,914	$510,922	$384,912	$2,295,655	$4,175,377	$(11,352)	$4,164,025

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of debt premiums (discounts), amortization of loan fees, and other bank fees.

(2)	Reflects any extension options that we control.

(3)	In January 2017, we exercised our option and extended the maturity date by one year to August 23, 2018.

(4)	Refer to “Secured Construction Loans” below within this Note 9 for options to extend maturity date.

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

9.	Secured and unsecured senior debt (continued)

$1.65 billion unsecured senior line of credit and unsecured senior bank term loans

We have unsecured senior bank debt aggregating $774.5 million as of December 31, 2016, under our 2019 Unsecured Senior Bank Term Loan, 2021 Unsecured Senior Bank Term Loan, and amounts outstanding on our $1.65 billion unsecured senior line of credit. The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities (dollars in thousands).

	As of December 31, 2016
Facility	Balance	Maturity Date (1)	Applicable Rate	Facility Fee
$1.65 billion unsecured senior line of credit	$28,000	October 2021	L+1.00%	0.20%
2019 Unsecured Senior Bank Term Loan	398,537	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	347,934	January 2021	L+1.10%	N/A
	$774,471

(1)	Reflects any extension options that we control.

On July 29, 2016, we amended our unsecured senior line of credit (the Amended Credit Agreement) and recognized a loss on early extinguishment of debt of approximately $2.4 million related to the write-off of unamortized loan fees. The key changes are summarized below:

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

Borrowings under our $1.65 billion unsecured senior line of credit bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended $1.65 billion unsecured line of credit agreement plus, in either case, the Applicable Margin. The Eurocurrency Rate specified in the amended $1.65 billion unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, pounds sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar banker’s acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate specified in the amended unsecured line of credit agreement means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced, from time to time, by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. The Applicable Margin for LIBOR borrowings under the $1.65 billion unsecured senior line of credit as of December 31, 2016, was 1.00%, which is based on our existing credit rating as set by certain rating agencies. As of December 31, 2016, we had $28.0 million in borrowings outstanding on our $1.65 billion unsecured senior line of credit. Our $1.65 billion unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments.

In addition, the terms of the $1.65 billion unsecured senior line of credit and unsecured senior bank term loan agreements, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness. Additionally, the terms of the $1.65 billion unsecured senior line of credit and unsecured senior bank term loan agreements include a restriction that may limit our ability to pay dividends, including distributions with respect to common stock or other equity interests, during any time a default is continuing, except to enable us to continue to qualify as a REIT for federal income tax purposes. As of December 31, 2016, we were in compliance with all such covenants.

9.	Secured and unsecured senior debt (continued)

Unsecured senior notes payable

As of December 31, 2016, we have unsecured senior notes payable aggregating $2.4 billion, which are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company. The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness. However, the unsecured senior notes payable are subordinate to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P. In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.

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

Repayments of secured notes payable

During the year ended December 31, 2016, we repaid six secured notes payable aggregating $307.0 million with a weighted-average effective interest rate of 4.58%.

Secured construction loans

The following table summarizes our secured construction loans as of December 31, 2016 (dollars in thousands):

Address/Market	Stated Rate	Maturity Date		Outstanding Principal Balance	Remaining Commitments	Aggregate Commitments
75/125 Binney Street/Greater Boston	L+1.35%	8/23/17	(1)	$212,289	$38,111	$250,400
50 and 60 Binney Street/Greater Boston	L+1.50%	1/28/19	(2)	250,959	99,041	350,000
100 Binney Street/Greater Boston	L+2.00%	4/20/19	(3)	101,512	202,769	304,281
				$564,760	$339,921	$904,681

(1)	In January 2017, we exercised our option to extend the stated maturity date by one year to August 23, 2018.

(2)	We have two, one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions.

(3)	We have two, one-year options to extend the stated maturity date to April 20, 2021, subject to certain conditions.

Interest expense

Interest expense for the years ended December 31, 2016, 2015, and 2014 consisted of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest incurred	$159,403	$142,353	$126,404
Capitalized interest	(52,450)	(36,540)	(47,105)
Interest expense	$106,953	$105,813	$79,299

10.	Interest rate hedge agreements

We use interest rate derivatives to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured notes payable, and to manage our exposure to interest rate volatility. Our derivative instruments include interest rate swaps and interest rate caps.

In our interest rate hedge agreements, the ineffective portion of the change in fair value is required to be recognized directly in earnings. During the years ended December 31, 2016, 2015, or 2014, our interest rate hedge agreements were 100% effective; as a result, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate hedge agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $2.8 million in accumulated other comprehensive income to earnings as an increase to interest expense. As of December 31, 2016 and 2015, the fair values of our interest rate swap and cap agreements aggregating an asset balance were classified in other assets, and the fair value of our interest rate swap agreements aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 8 – “Fair Value Measurements” to our consolidated financial statements for further details. Under our interest rate hedge agreements, we have no collateral posting requirements.

We have agreements with certain of our derivative counterparties that contain a provision wherein (i) we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness; or (ii) if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then we could also be declared in default on our derivative obligations. If we had breached any of these provisions as of December 31, 2016, we could have been required to settle our obligations under the agreements at their termination value of $2.4 million.

We had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk as of December 31, 2016 (dollars in thousands):

Interest Rate Hedge Type			Number of Contracts	Weighted-Average Interest Pay/ Cap Rate (1)	Fair Value as of 12/31/16		Notional Amount in Effect as of
	Effective Date	Maturity Date					12/31/16	12/31/17	12/31/18
Swap	September 1, 2015	March 31, 2017	2	0.57%	$52		$100,000	$—	$—
Swap	March 31, 2016	March 31, 2017	11	1.15%	(903)		1,000,000	—	—
Swap	March 31, 2017	March 31, 2018	15	1.31%	(1,856)		—	900,000	—
Swap	March 29, 2018	March 31, 2019	6	1.01%	2,924		—	—	450,000
Cap	July 29, 2016	April 20, 2019	2	2.00%	311		55,000	126,000	150,000
Total					$528	(2)	$1,155,000	$1,026,000	$600,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin over LIBOR for borrowings outstanding as of December 31, 2016, as listed under the column heading “Stated Rate” in our summary table of outstanding indebtedness and respective principal payments under Note 9 – “Secured and Unsecured Senior Debt” to our consolidated financial statements.

(2)
This total represents the net of the fair value of interest rate hedges in an asset position of $4.1 million and fair value of interest rate hedges in a liability position of $3.6 million. Refer to Note 8 – “Fair Value Measurements” to our consolidated financial statements.

11.	Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Accounts payable and accrued expenses	$366,174	$239,838
Acquired below-market leases	59,509	26,018
Conditional asset retirement obligations	3,095	5,777
Deferred rent liabilities	34,426	27,664
Interest rate hedge liabilities	3,587	4,314
Unearned rent and tenant security deposits	231,416	211,605
Other liabilities	33,464	74,140
Total	$731,671	$589,356

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

We use income from continuing operations attributable to Alexandria’s common stockholders as the “control number” in determining whether potential common shares are dilutive or antidilutive to EPS. Pursuant to the presentation and disclosure literature on gains or losses on sales or disposals by REITs and EPS required by the SEC and the FASB, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the consolidated statements of operations and included in the numerator for the computation of EPS for income from continuing operations.

In December 2016, we sold an aggregate of 7.5 million shares of our common stock, pursuant to the settlement of forward equity sales agreements executed in July 2016. Net proceeds, after issuance costs and underwriters’ discount, of $715.9 million were used primarily to fund the acquisition of One Kendall Square, to lower debt, and to fund construction. Refer to “Acquisitions” in Note 3 – “Investments in Real Estate” and “Forward Equity Sales Agreements” in Note 15 – “Stockholders’ Equity” to our consolidated financial statements for further discussion.

To account for forward equity sales agreements, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity sales agreements were not liabilities as they did not embody obligations to repurchase our shares nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares.

We then evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments, and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements exercise contingencies were based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to the Company’s own stock.

We also considered the potential dilution resulting from the agreements on the earnings per share calculations. At inception, the agreements did not have an effect on the computation of basic EPS as no shares were delivered until settlement. With respect to diluted EPS, we used the treasury method to determine the dilution resulting from the agreements during the period of time prior to settlement. The forward equity sales agreements were not included in the calculation of diluted EPS for the year ended December 31, 2016, as the Company had a net loss during that period and, therefore, the effect of the forward equity sales agreements was

12.	Earnings per share (continued)

antidilutive. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, were included in the denominator of basic EPS.

For purposes of calculating diluted EPS, we did not assume conversion of our 7.00% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) for the years ended December 31, 2016, 2015, and 2014, since the result was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods. Our 6.45% Series E cumulative redeemable preferred stock (“Series E Redeemable Preferred Stock”) is not convertible to common stock and, therefore, is not dilutive. Refer to “7.00% Series D Cumulative Convertible Preferred Stock Repurchases” in Note 15 – “Stockholders’ Equity” to our consolidated financial statements for further discussion of the partial redemption of our Series D Convertible Preferred Stock.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our Series D Convertible Preferred Stock and forward equity sales agreements are not participating securities and are not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2016, 2015, and 2014 (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
(Loss) income from continuing operations	$(49,889)	$146,157	$99,142
Gain on sales of real estate – land parcels	90	—	6,403
Net income attributable to noncontrolling interests	(16,102)	(1,897)	(5,204)
Dividends on preferred stock	(20,223)	(24,986)	(25,698)
Preferred stock redemption charge	(61,267)	—	(1,989)
Net income attributable to unvested restricted stock awards	(3,750)	(2,364)	(1,774)
Numerator for basic and diluted EPS – net (loss) income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	(151,141)	116,910	70,880
(Loss) income from discontinued operations	—	(43)	1,233
Numerator for basic and diluted EPS – net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(151,141)	$116,867	$72,113

Denominator for basic and diluted EPS – weighted-average shares of common stock outstanding	76,103	71,529	71,170

Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted:
Continuing operations	$(1.99)	$1.63	$0.99
Discontinued operations	—	—	0.02
Net (loss) income per share	$(1.99)	$1.63	$1.01

13.	Income taxes

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

We distributed all of our REIT taxable income in 2015 and 2014 and, as a result, did not incur federal income tax in those years on such income. For the year ended December 31, 2016, we expect our distributions to exceed our REIT taxable income and, as a result, do not expect to incur federal income tax. We expect to finalize our 2016 REIT taxable income when we file our 2016 federal income tax return in 2017.

The income tax treatment of distributions and dividends declared on our common stock, our Series D Convertible Preferred Stock, and our Series E Redeemable Preferred Stock for the years ended December 31, 2016, 2015, and 2014, was as follows (unaudited):

	Common Stock			Series D Convertible Preferred Stock			Series E Redeemable Preferred Stock
	Year Ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Ordinary income	25.2%	50.1%	91.8%	44.8%	54.4%	100.0%	44.8%	54.4%	100.0%
Return of capital	43.9	7.9	8.2	—	—	—	—	—	—
Capital gains at 25%	—	8.5	—	—	9.2	—	—	9.2	—
Capital gains at 20%	30.9	33.5	—	55.2	36.4	—	55.2	36.4	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$3.23	$3.05	$2.88	$1.75	$1.75	$1.75	$1.6125	$1.6125	$1.6125

Our tax return for 2016 is due on or before September 15, 2017, assuming we file for an extension of the due date. The taxability information presented above for our dividends paid in 2016 is based upon management’s estimate. Our tax returns for previous tax years have not been examined by the IRS. Consequently, the taxability of distributions and dividends is subject to change. The income tax treatment of distributions and dividends noted above for the year ended December 31, 2016, is inclusive of the changes to taxable income related to our 2016 real estate transactions described in Note 3 – “Investments in Real Estate” to our consolidated financial statements.

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

As of December 31, 2016, there were no material unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, are recognized in the first period during which the interest or penalty begins accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any significant tax-related interest expense or penalties for the years ended December 31, 2016, 2015, and 2014.

13.	Income taxes (continued)

The following reconciles net income (determined in accordance to GAAP) to taxable income as filed with the IRS for the years ended December 31, 2015 and 2014 (in thousands and unaudited):

	Year Ended December 31,
	2015	2014
Net income	$146,114	$106,778
Net income attributable to noncontrolling interests	(1,897)	(5,204)
Book/tax differences:
Rental revenue recognition	(42,815)	(21,210)
Depreciation and amortization	46,641	31,187
Share-based compensation	12,705	13,808
Interest (expense) income	(58,909)	629
Sales of property	66,102	24,174
Impairments	35,177	59,067
Other	11,479	(121)
Taxable income before dividend deduction	214,597	209,108
Dividend deduction necessary to eliminate taxable income (1)	(214,597)	(209,108)
Estimated income subject to federal income tax	$—	$—

(1)	Total common stock and preferred stock dividend distributions paid were approximately $243.1 million and $228.3 million for the years ended December 31, 2015 and 2014, respectively.

14.	Commitments and contingencies

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company discretionary profit-sharing contributions (subject to statutory limitations), which amounted to approximately $2.5 million, $2.0 million, and $1.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. Employees who participate in the plan are immediately vested in their contributions and in the contributions made on their behalf by the Company.

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We have not experienced any losses to date on our invested cash.

In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, we spread our interest rate hedge agreements among various counterparties. As of December 31, 2016, the largest aggregate notional amount of interest rate hedge agreements in effect at any single point in time with an individual counterparty was $200.0 million. If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated.

We are dependent on rental income from relatively few tenants. The inability of any single tenant to make its lease payments could adversely affect our operations. As of December 31, 2016, we had 620 leases with a total of 463 tenants, and 88, or 44%, of our 199 properties were each leased to a single tenant. As of December 31, 2016, our three largest tenants accounted for approximately 11.9% of our aggregate annual rental revenue, comprising 4.1%, 4.0%, and 3.8%.

14.	Commitments and contingencies (continued)

Commitments

As of December 31, 2016, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $555.8 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We are also committed to funding approximately $123.9 million for certain non-real estate investments over the next several years.

In addition, we have letters of credit and performance obligations of $18.6 million primarily related to our construction management requirements in North America.

Rental expense

Our rental expense attributable to continuing operations for the years ended December 31, 2016, 2015, and 2014, was approximately $14.3 million, $13.7 million, and $13.4 million, respectively. These rental expense amounts include certain operating leases for our headquarters and field offices, and ground leases for 28 of our properties and one land development parcel. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2016, were as follows (in thousands):

Year	Office Leases	Ground Leases	Total
2017	$1,546	$11,605	$13,151
2018	1,588	10,711	12,299
2019	1,518	10,871	12,389
2020	60	10,707	10,767
2021	41	10,263	10,304
Thereafter	—	472,011	472,011
Total	$4,753	$526,168	$530,921

Our operating lease obligations related to our office leases have remaining terms of up to five years, exclusive of extension options. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of approximately $9.9 million as of December 31, 2016, our lease obligations have remaining terms generally ranging from 40 to 100 years, including extension options.

15.	Stockholders’ equity

ATM common stock offering program

During the six months ended June 30, 2016, we completed our ATM common stock offering program that was established in December 2015, which allowed us to sell up to an aggregate of $450.0 million of our common stock. During the six months ended June 30, 2016, we sold an aggregate of 3.9 million shares of common stock for gross proceeds of $374.3 million, or $94.80 per share, and net proceeds of approximately $367.8 million. We used the proceeds from the sales initially to reduce amounts outstanding under our $1.65 billion unsecured senior line of credit. As of June 30, 2016, there was no remaining availability under our ATM program established in December 2015.

In October 2016, we established a new ATM common stock offering program, which allows us to sell up to an aggregate of $600.0 million of our common stock. During the three months ended December 31, 2016, we sold an aggregate of 3.4 million shares of common stock for gross proceeds of $354.2 million, or $105.73 per share, and net proceeds of approximately $348.4 million. We used the proceeds from the sales to reduce amounts outstanding under our $1.65 billion unsecured senior line of credit. As of December 31, 2016, the remaining aggregate amount available under our current program through future stock sales are approximately $245.8 million.

15.	Stockholders’ equity (continued)

Forward equity sales agreements

In December 2016, we sold an aggregate of 7.5 million shares of our common stock, pursuant to the settlement of forward equity sales agreements executed in July 2016. Net proceeds, after issuance costs and underwriters’ discount, of $715.9 million were used primarily to fund the acquisition of One Kendall Square, to lower debt, and fund construction. Refer to “Acquisitions in 2016” in Note 3 – “Investments in Real Estate” and Note 12 – “Earnings per Share” to our consolidated financial statements for further discussion.

7.00% Series D cumulative convertible preferred stock repurchases

During the year ended December 31, 2016, we repurchased, in privately negotiated transactions, 6.0 million outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $206.8 million, or $34.41 per share. We recognized a preferred stock redemption charge of $61.3 million during the year ended December 31, 2016, including the write-off of original issuance costs of approximately $4.7 million.

As of December 31, 2016, we had 3.5 million shares of our Series D Convertible Preferred Stock outstanding. The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $1.75 per share. Our Series D Convertible Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption provisions. We are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT. Investors in our Series D Convertible Preferred Stock generally have no voting rights. We may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option. Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock. The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock. As of December 31, 2016, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2483 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.68 per share of common stock.

6.45% Series E cumulative redeemable preferred stock offering

In March 2012, we completed a public offering of 5.2 million shares of our Series E Redeemable Preferred Stock. The dividends on our Series E Preferred Stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of 6.45%, or $1.6125 per share. Our Series E Preferred Stock has no stated maturity date, is not subject to any sinking fund or mandatory redemption provisions, and is not redeemable before March 15, 2017, except to preserve our status as a REIT. On and after March 15, 2017, we may, at our option, redeem the Series E Redeemable Preferred Stock, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends on the Series E Redeemable Preferred Stock up to, but excluding, the redemption date. In addition, upon the occurrence of a change of control, we may, at our option, redeem the Series E Redeemable Preferred Stock, in whole or in part, within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends up to, but excluding, the date of redemption.  Investors in our Series E Preferred Stock generally have no voting rights.

15.	Stockholders’ equity (continued)

Accumulated other comprehensive income

Accumulated other comprehensive income attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Net Unrealized Gains (Losses) on:
	Available-for- Sale Equity Securities	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2015	$117,599	$(3,718)	$(64,690)	$49,191

Other comprehensive loss before reclassifications	(79,833)	(1,150)	(2,579)	(83,562)
(Gains) losses reclassified from other comprehensive income	(18,473)	5,273	52,926	39,726
	(98,306)	4,123	50,347	(43,836)
Amounts attributable to noncontrolling interest	—	—	—	—
Net other comprehensive (loss) income	(98,306)	4,123	50,347	(43,836)

Balance as of December 31, 2016	$19,293	$405	$(14,343)	$5,355

Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 8.7 million shares were issued and outstanding as of December 31, 2016. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of December 31, 2016.

Additional paid-in capital

In 2016, we sold partial interests in 10290 Campus Point Drive and 10300 Campus Point Drive. As described in Note 3 – “Investments in Real Estate” to our consolidated financial statements, since we retained a controlling interest in both joint ventures following the sale and continued to consolidate these entities, we accounted for the proceeds received as an equity financing transaction. The difference of $44.5 million between the aggregate proceeds of approximately $221.6 million received through December 31, 2016, and our cost basis of $177.1 million was recorded as a reduction to additional paid-in capital. These transactions did not qualify as sales of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost.

16.	Share-based compensation

Stock plan

For the purpose of attracting and retaining the highest-quality personnel, providing for additional incentives, and promoting the success of our Company, we have historically issued two forms of share-based compensation under our equity incentive plan: (i) options to purchase common stock and (ii) restricted stock. We have not granted any options since 2002. Each restricted share issued reduces the share reserve by three shares (3:1 ratio). As of December 31, 2016, there were 5,875,733 shares reserved for the granting of future options and stock awards under the equity incentive plan.

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

The following is a summary of the stock awards activity under our equity incentive plan and related information for the years ended December 31, 2016, 2015, and 2014:

		Number of Share Awards	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013		569,773	$68.54
Granted		416,954	$72.25
Vested		(286,681)	$72.91
Forfeited		(25,077)	$55.72
Outstanding at December 31, 2014		674,969	$69.46
Granted		449,559	$89.72
Vested		(307,511)	$71.78
Forfeited		(2,999)	$79.81
Outstanding at December 31, 2015		814,018	$80.95
Granted		661,409	$88.98
Vested		(325,537)	$78.73
Forfeited		(14,102)	$79.10
Outstanding at December 31, 2016		1,135,788	$87.21

	Year Ended December 31,
(In thousands)	2016	2015	2014
Total grant date fair value of stock awards vested	$25,630	$22,073	$20,903
Total compensation recognized for stock awards, net of capitalization	$25,433	$17,512	$13,996
Capitalized stock compensation	$11,604	$9,177	$7,583

Certain restricted stock awards granted during 2013 through 2016 are subject to performance and market conditions. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model, using the following assumptions for 2016 and 2015, respectively: (i) expected term of 2.8 years and 2.5 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 20.0% and 21.0% (approximating a blended average of implied and historical volatilities), (iii) dividend yield of 3.4% and 3.3%, and (iv) risk-free rate of 1.03% and 0.88%.

16.	Share-based compensation (continued)

As of December 31, 2016, there was $74.1 million of unrecognized compensation related to unvested share awards under the equity incentive plan, which is expected to be recognized over the next four years and has a weighted-average vesting period of approximately 19 months.

17.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned nine projects as of December 31, 2016, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

During the three months ended March 31, 2015, we executed an agreement to purchase the outstanding 10% noncontrolling interest in our 1.2 million RSF campus at Alexandria Technology Square® in our Cambridge submarket for $108.3 million. The first installment of $54.3 million was paid on April 1, 2015, and the second installment of $54.0 million was paid on April 1, 2016.

In 2015, we sold partial interests in the following Class A properties: 225 Binney Street in our Cambridge submarket,
409/499 Illinois Street in our Mission Bay/SoMa submarket, and 1500 Owens Street in our Mission Bay/SoMa submarket. We retained controlling interests in these joint ventures following the sale and continued to consolidate these entities in our financial statements subsequent to the partial sales. Accordingly, the partial sales were accounted for as equity financing transactions. These transactions did not qualify as sales of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost.

In 2016, we sold partial interests in 10290 Campus Point Drive and 10300 Campus Point Drive. As described in Note 3 – “Investments in Real Estate” to our consolidated financial statements, since we retained a controlling interest in both joint ventures following the sale and continued to consolidate these entities, we accounted for the proceeds received as an equity financing transaction. These transactions did not qualify as sales of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost.

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

The following table represents income from continuing operations and discontinued operations attributable to Alexandria Real Estate Equities, Inc., for the years ended December 31, 2016, 2015, and 2014, excluding the amounts attributable to these noncontrolling interests (in thousands):

	Year Ended December 31,
	2016	2015	2014
(Loss) income from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(65,901)	$144,260	$100,341
(Loss) income from discontinued operations	—	(43)	1,233
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(65,901)	$144,217	$101,574

18.	Assets classified as held for sale

As of December 31, 2016, two properties aggregating 42,520 RSF located in North America and two operating properties aggregating 634,328 RSF located in China were classified as held for sale, none of which met the criteria for classification as discontinued operations in our consolidated financial statements. For additional information, refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements.

During 2016, we recognized a total of $209.3 million of impairments of real estate. This amount comprises $194.3 million incurred in connection with our decision to exit the Asia market as discussed below and $7.9 million related to impairment charges taken on assets located in North America, as well as a $7.1 million impairment charge to write off development costs related to projects in North America that we are no longer pursuing. The impairment charges taken on assets located in North America relate to land parcels located at 14 Firstfield Road in our Gaithersburg submarket of Maryland and at 560 Eccles Avenue in our South San Francisco submarket of San Francisco, as well as one property located in Georgia. Refer to “Assets Sold and Assets Held for Sale Involving Impairment Charges” in Note 3 – “Investments in Real Estate” to our consolidated financial statements.

Assets classified as held for sale in North America

The following is a summary of net assets as of December 31, 2016 and 2015, for our real estate investments in North America that were classified as held for sale as of December 31, 2016 (in thousands):

	December 31,
	2016	2015
Total assets	$3,375	$5,215
Total liabilities	—	—
Net assets classified as held for sale – North America	$3,375	$5,215

The following is a summary of operating information for the years ended December 31, 2016, 2015, and 2014, of our real estate investments in North America classified as held for sale as of December 31, 2016, and real estate investments in North America sold subsequent to January 1, 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total revenues	$8,385	$9,025	$8,951
Operating expenses	(1,639)	(3,292)	(4,729)
	6,746	5,733	4,222
General and administrative expenses	(62)	(125)	(257)
Depreciation expense	(660)	(1,949)	(5,838)
Impairment of real estate	(7,932)	(8,740)	(17,415)
Gain on sales of real estate – rental properties	3,715	12,427	—
Gain on sales of real estate – land parcels	90	—	—
Net income (loss) from assets classified as held for sale – North America	$1,897	$7,346	$(19,288)

Assets located in Asia

We recognized an aggregate impairment charge of $194.3 million during the year ended December 31, 2016, to reduce our net book value to fair value less cost to sell. The fair value considered in the impairment of each investment was determined based on the following: (i) preliminary non-binding letters of intent, (ii) significant other observable inputs, including the consideration of certain local government land acquisition programs, and (iii) discounted cash flow analyses.

18.	Assets classified as held for sale (continued)

On March 31, 2016, we evaluated two separate potential transactions to sell land parcels in our India submarket aggregating 28 acres. We determined that these land parcels met the criteria for classification as held for sale as of March 31, 2016, including among others, the following: (i) management having the authority committed to sell the real estate, and (ii) the sale was probable within one year. Upon classification as held for sale as of March 31, 2016, we recognized an impairment charge of $29.0 million to lower the carrying amount of the real estate to its estimated fair value less cost to sell. During the second and the third quarters of 2016, we sold these two land parcels in two separate transactions for an aggregate sales price of $12.8 million at no gain or loss. As of December 31, 2015, and March 31, 2016, all our investments in Asia were classified as held for use, except for two land parcels in India, described above, which were classified as held for sale as of March 31, 2016. As of December 31, 2015, and March 31, 2016, we concluded that all our investments that were classified as held for use were recoverable under the held for use model as the projected probability-weighted undiscounted cash flows from each operating property and land parcel exceeded our net book value, including our projected costs to complete or develop each land parcel.

On April 22, 2016, we decided to monetize our remaining real estate investments located in Asia in order to invest capital into our highly leased value-creation pipeline. We determined that these investments met the criteria for classification as held for sale when we achieved the following, among other criteria: (i) committed to sell all of our real estate investments in Asia, (ii) obtained approval from our Board of Directors, and (iii) determined that the sale of each property/land parcel was probable within one year. On April 22, 2016, upon classification as held for sale, we recognized an impairment charge of $154.1 million related to our remaining real estate investments located in Asia, to lower the carrying costs of the real estate to its estimated fair value less cost to sell.

During the third quarter and fourth quarter of 2016, we updated our assumptions of fair value for real estate investments located in Asia and, as a result, we recognized additional impairment charges of $7.3 million and $3.9 million, respectively.

As of December 31, 2016, we had two operating properties aggregating 634,328 RSF remaining in China, which continued to meet the classification as held for sale, and no remaining investments in real estate in India. We expect to complete the transactions of our remaining real estate investments in Asia over the next several quarters.

The following table summarized the 2016 disposition activity and remaining assets held for sale as of December 31, 2016, in Asia (dollars in thousands):

	Rental Properties		Land Parcels		Sales Price
	Number	RSF	Number	Acres
Completed dispositions during 2016	6	566,355	6	196	$66,131
Remaining assets held for sale in China	2	634,328	—	—	TBD
Total	8	1,200,683	6	196

We evaluated whether our real estate investments in Asia met the criteria for classification as discontinued operations, including, among others, (i) if the properties meet the held for sale criteria and (ii) if the sale of these assets represents a strategic shift that has or will have a major effect on our operations and financial results. In our assessment, we considered, among other factors, that our total revenue from properties located in Asia was approximately 1.5% of our total consolidated revenues. At the time of evaluation, we also noted total assets related to our investment in Asia were approximately 2.5% of our total assets. Consequently, we concluded that the monetization of our real estate investments in Asia did not represent a strategic shift that would have a major effect on our operations and financial results and, therefore, did not meet the criteria for classification as discontinued operations.

The following is a summary of net assets as of December 31, 2016 and 2015, for our real estate investments in Asia that were classified as held for sale as of December 31, 2016 (in thousands)

	December 31,
	2016	2015
Total assets	$39,643	$79,588
Total liabilities	(2,342)	(1,631)
Total accumulated other comprehensive loss (gain)	828	(1,897)
Net assets classified as held for sale – Asia	$38,129	$76,060

18.	Assets classified as held for sale (continued)

The following is a summary of operating information for the years ended December 31, 2016, 2015, and 2014, of our real estate investments in Asia, including, (i) two operating properties aggregating 634,328 RSF that were classified as held for sale as of December 31, 2016, and (ii) six operating properties, six land parcels, and a development project in India that were sold subsequent to January 1, 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total revenues	$10,989	$11,850	$10,519
Operating expenses	(8,822)	(8,501)	(2,131)
	2,167	3,349	8,388
General and administrative expenses	(2,216)	(4,258)	(6,550)
Depreciation expense	(3,009)	(9,263)	(5,757)
Impairment of real estate	(194,346)	(14,510)	—
Net loss from assets classified as held for sale – Asia	$(197,404)	$(24,682)	$(3,919)

19.	Quarterly financial data (unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2016 and 2015 (in thousands, except per share amounts):

	Quarter
2016	First	Second	Third	Fourth
Revenues	$216,089	$226,076	$230,379	$249,162
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(3,818)	$(127,648)	$5,452	$(25,127)

Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic and diluted (1)	$(0.05)	$(1.72)	$0.07	$(0.31)

	Quarter
2015	First	Second	Third	Fourth
Revenues	$196,753	$204,156	$218,610	$223,955
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$17,786	$31,291	$32,659	$35,131

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic and diluted (1)	$0.25	$0.44	$0.46	$0.49

(1)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and due to the increase in the weighted-average shares of common stock outstanding.

20.	Subsequent events

In January 2017, we acquired land parcels aggregating 2.6 acres at 88 Bluxome Street in our Mission Bay/SoMa submarket of San Francisco, for a purchase price of $130.0 million. We are currently obtaining entitlements for the development of this site and anticipate an aggregate of 1,070,925 RSF to be available for construction of two buildings in separate phases. We have leased the property back to the seller until we obtain entitlements.

In January 2017, we executed lease extensions with Novartis AG aggregating 302,626 RSF at 100 and 200 Technology Square in our Cambridge submarket of Greater Boston.

21.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2016 and 2015, and the condensed consolidating statements of operations, comprehensive income, and cash flows for the years ended December 31, 2016, 2015, and 2014, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc., on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2016
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$9,077,972	$—	$9,077,972
Investment in unconsolidated real estate JV	—	—	50,221	—	50,221
Cash and cash equivalents	30,603	—	94,429	—	125,032
Restricted cash	102	—	16,232	—	16,334
Tenant receivables	—	—	9,744	—	9,744
Deferred rent	—	—	335,974	—	335,974
Deferred leasing costs	—	—	195,937	—	195,937
Investments	—	4,440	338,037	—	342,477
Investments in and advances to affiliates	8,152,965	7,444,919	151,594	(15,749,478)	—
Other assets	45,646	—	155,551	—	201,197
Total assets	$8,229,316	$7,449,359	$10,425,691	$(15,749,478)	$10,354,888
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$1,011,292	$—	$1,011,292
Unsecured senior notes payable	2,378,262	—	—	—	2,378,262
Unsecured senior line of credit	28,000	—	—	—	28,000
Unsecured senior bank term loans	746,471	—	—	—	746,471
Accounts payable, accrued expenses, and tenant security deposits	104,044	—	627,627	—	731,671
Dividends payable	76,743	—	171	—	76,914
Total liabilities	3,333,520	—	1,639,090	—	4,972,610
Redeemable noncontrolling interests	—	—	11,307	—	11,307
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	4,895,796	7,449,359	8,300,119	(15,749,478)	4,895,796
Noncontrolling interests	—	—	475,175	—	475,175
Total equity	4,895,796	7,449,359	8,775,294	(15,749,478)	5,370,971
Total liabilities, noncontrolling interests, and equity	$8,229,316	$7,449,359	$10,425,691	$(15,749,478)	$10,354,888

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$7,629,922	$—	$7,629,922
Investments in unconsolidated real estate JVs	—	—	127,212	—	127,212
Cash and cash equivalents	31,982	—	93,116	—	125,098
Restricted cash	91	—	28,781	—	28,872
Tenant receivables	—	—	10,485	—	10,485
Deferred rent	—	—	280,570	—	280,570
Deferred leasing costs	—	—	192,081	—	192,081
Investments	—	4,702	348,763	—	353,465
Investments in and advances to affiliates	7,194,092	6,490,009	132,121	(13,816,222)	—
Other assets	36,808	—	96,504	—	133,312
Total assets	$7,262,973	$6,494,711	$8,939,555	$(13,816,222)	$8,881,017
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$809,818	$—	$809,818
Unsecured senior notes payable	2,030,631	—	—	—	2,030,631
Unsecured senior line of credit	151,000	—	—	—	151,000
Unsecured senior bank term loans	944,243	—	—	—	944,243
Accounts payable, accrued expenses, and tenant security deposits	100,294	—	489,062	—	589,356
Dividends payable	61,718	—	287	—	62,005
Total liabilities	3,287,886	—	1,299,167	—	4,587,053
Redeemable noncontrolling interests	—	—	14,218	—	14,218
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	3,975,087	6,494,711	7,321,511	(13,816,222)	3,975,087
Noncontrolling interests	—	—	304,659	—	304,659
Total equity	3,975,087	6,494,711	7,626,170	(13,816,222)	4,279,746
Total liabilities, noncontrolling interests, and equity	$7,262,973	$6,494,711	$8,939,555	$(13,816,222)	$8,881,017

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Operations
for the Year Ended December 31, 2016
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$673,820	$—	$673,820
Tenant recoveries	—	—	223,655	—	223,655
Other income	10,607	147	27,515	(14,038)	24,231
Total revenues	10,607	147	924,990	(14,038)	921,706

Expenses:
Rental operations	—	—	278,408	—	278,408
General and administrative	62,234	—	15,688	(14,038)	63,884
Interest	85,613	—	21,340	—	106,953
Depreciation and amortization	6,792	—	306,598	—	313,390
Impairment of real estate	—	—	209,261	—	209,261
Loss on early extinguishment of debt	3,230	—	—	—	3,230
Total expenses	157,869	—	831,295	(14,038)	975,126

Equity in losses of unconsolidated real estate JVs	—	—	(184)	—	(184)
Equity in earnings of affiliates	81,361	47,215	959	(129,535)	—
Gain on sales of real estate – rental properties	—	—	3,715	—	3,715
(Loss) income from continuing operations	(65,901)	47,362	98,185	(129,535)	(49,889)
Gain on sales of real estate – land parcels	—	—	90	—	90
Net (loss) income	(65,901)	47,362	98,275	(129,535)	(49,799)
Net income attributable to noncontrolling interests	—	—	(16,102)	—	(16,102)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(65,901)	47,362	82,173	(129,535)	(65,901)
Dividends on preferred stock	(20,223)	—	—	—	(20,223)
Preferred stock redemption charge	(61,267)	—	—	—	(61,267)
Net income attributable to unvested restricted stock awards	(3,750)	—	—	—	(3,750)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(151,141)	$47,362	$82,173	$(129,535)	$(151,141)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Operations
for the Year Ended December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$608,824	$—	$608,824
Tenant recoveries	—	—	209,063	—	209,063
Other income (loss)	12,944	(205)	28,149	(15,301)	25,587
Total revenues	12,944	(205)	846,036	(15,301)	843,474

Expenses:
Rental operations	—	—	261,232	—	261,232
General and administrative	51,553	—	23,369	(15,301)	59,621
Interest	79,155	—	26,658	—	105,813
Depreciation and amortization	5,986	—	255,303	—	261,289
Impairment of real estate	—	—	23,250	—	23,250
Loss on early extinguishment of debt	189	—	—	—	189
Total expenses	136,883	—	589,812	(15,301)	711,394

Equity in earnings of unconsolidated real estate JVs	—	—	1,651	—	1,651
Equity in earnings of affiliates	268,156	238,691	4,704	(511,551)	—
Gain on sales of real estate – rental properties	—	—	12,426	—	12,426
Income from continuing operations	144,217	238,486	275,005	(511,551)	146,157
(Loss) income from discontinued operations	—	—	(43)	—	(43)
Net income	144,217	238,486	274,962	(511,551)	146,114
Net income attributable to noncontrolling interests	—	—	(1,897)	—	(1,897)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	144,217	238,486	273,065	(511,551)	144,217
Dividends on preferred stock	(24,986)	—	—	—	(24,986)
Net income attributable to unvested restricted stock awards	(2,364)	—	—	—	(2,364)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$116,867	$238,486	$273,065	$(511,551)	$116,867

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Operations
for the Year Ended December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$544,153	$—	$544,153
Tenant recoveries	—	—	173,480	—	173,480
Other income (loss)	12,006	(3,277)	14,845	(14,330)	9,244
Total revenues	12,006	(3,277)	732,478	(14,330)	726,877

Expenses:
Rental operations	—	—	219,164	—	219,164
General and administrative	45,793	—	22,067	(14,330)	53,530
Interest	58,159	—	21,140	—	79,299
Depreciation and amortization	5,748	—	218,348	—	224,096
Impairment of real estate	—	—	51,675	—	51,675
Loss on early extinguishment of debt	525	—	—	—	525
Total expenses	110,225	—	532,394	(14,330)	628,289

Equity in earnings of unconsolidated real estate JVs	—	—	554	—	554
Equity in earnings of affiliates	199,800	188,269	3,665	(391,734)	—
Income from continuing operations	101,581	184,992	204,303	(391,734)	99,142
(Loss) income from discontinued operations	(7)	—	1,240	—	1,233
Gain on sales of real estate – land parcels	—	—	6,403	—	6,403
Net income	101,574	184,992	211,946	(391,734)	106,778
Net income attributable to noncontrolling interests	—	—	(5,204)	—	(5,204)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	101,574	184,992	206,742	(391,734)	101,574
Dividends on preferred stock	(25,698)	—	—	—	(25,698)
Preferred stock redemption charge	(1,989)	—	—	—	(1,989)
Net income attributable to unvested restricted stock awards	(1,774)	—	—	—	(1,774)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$72,113	$184,992	$206,742	$(391,734)	$72,113

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2016
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(65,901)	$47,362	$98,275	$(129,535)	$(49,799)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	135	(79,968)	—	(79,833)
Reclassification adjustments for losses (gains) included in net income	—	(148)	(18,325)	—	(18,473)
Unrealized gains (losses) on available-for-sale equity securities, net	—	(13)	(98,293)	—	(98,306)

Unrealized gains on interest rate hedge agreements:
Unrealized interest rate hedge (losses) gains arising during the period	(1,338)	—	188	—	(1,150)
Reclassification adjustment for amortization of interest expense included in net income	5,272	—	1	—	5,273
Unrealized gains on interest rate hedge agreements, net	3,934	—	189	—	4,123

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	—	—	(2,579)	—	(2,579)
Reclassification adjustments for losses included in net income	—	—	52,926	—	52,926
Unrealized gains on foreign currency translation, net	—	—	50,347	—	50,347

Total other comprehensive income (loss)	3,934	(13)	(47,757)	—	(43,836)
Comprehensive (loss) income	(61,967)	47,349	50,518	(129,535)	(93,635)
Less: comprehensive income attributable to noncontrolling interests	—	—	(16,102)	—	(16,102)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(61,967)	$47,349	$34,416	$(129,535)	$(109,737)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$144,217	$238,486	$274,962	$(511,551)	$146,114
Other comprehensive (loss) income
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	(21)	77,391	—	77,370
Reclassification adjustments for losses (gains) included in net income	—	1	(12,139)	—	(12,138)
Unrealized gains (losses) on available-for-sale equity securities, net	—	(20)	65,252	—	65,232

Unrealized (losses) gains on interest rate hedge agreements:
Unrealized interest rate hedge (losses) gains arising during the period	(5,516)	—	—	—	(5,516)
Reclassification adjustment for amortization of interest expense included in net income	2,707	—	—	—	2,707
Unrealized (losses) gains on interest rate hedge agreements, net	(2,809)	—	—	—	(2,809)

Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	—	—	(21,844)	—	(21,844)
Reclassification adjustments for losses included in net income	—	—	9,236	—	9,236
Unrealized gains (losses) on foreign currency translation, net	—	—	(12,608)	—	(12,608)

Total other comprehensive (loss) income	(2,809)	(20)	52,644	—	49,815
Comprehensive income	141,408	238,466	327,606	(511,551)	195,929
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,893)	—	(1,893)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$141,408	$238,466	$325,713	$(511,551)	$194,036

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$101,574	$184,992	$211,946	$(391,734)	$106,778
Other comprehensive income
Unrealized gains on available-for-sale equity securities:
Unrealized holding gains arising during the period	—	148	50,987	—	51,135
Reclassification adjustments for losses (gains) included in net income	—	292	(650)	—	(358)
Unrealized gains on available-for-sale equity securities, net	—	440	50,337	—	50,777

Unrealized gains on interest rate hedge agreements:
Unrealized interest rate hedge (losses) gains arising during the period	(4,459)	—	—	—	(4,459)
Reclassification adjustment for amortization of interest expense included in net income	6,871	—	—	—	6,871
Unrealized gains on interest rate hedge agreements, net	2,412	—	—	—	2,412

Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(318)	—	(17,757)	—	(18,075)
Reclassification adjustments for losses (gains) included in net income	—	—	(208)	—	(208)
Unrealized (losses) gains on foreign currency translation, net	(318)	—	(17,965)	—	(18,283)

Total other comprehensive income	2,094	440	32,372	—	34,906
Comprehensive income	103,668	185,432	244,318	(391,734)	141,684
Less: comprehensive income attributable to noncontrolling interests	—	—	(4,534)	—	(4,534)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$103,668	$185,432	$239,784	$(391,734)	$137,150

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2016
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net (loss) income	$(65,901)	$47,362	$98,275	$(129,535)	$(49,799)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,792	—	306,598	—	313,390
Loss on early extinguishment of debt	3,230	—	—	—	3,230
Impairment of real estate	—	—	209,261	—	209,261
Gain on sales of real estate – rental properties	—	—	(3,715)	—	(3,715)
Gain on sales of real estate – land parcels	—	—	(90)	—	(90)
Equity in losses of unconsolidated real estate JVs	—	—	184	—	184
Distributions of earnings from unconsolidated real estate JVs	—	—	406	—	406
Amortization of loan fees	7,709	—	4,163	—	11,872
Amortization of debt discounts (premiums)	488	—	(988)	—	(500)
Amortization of acquired below-market leases	—	—	(5,723)	—	(5,723)
Deferred rent	—	—	(51,673)	—	(51,673)
Stock compensation expense	25,433	—	—	—	25,433
Equity in (earnings) losses of affiliates	(81,361)	(47,215)	(959)	129,535	—
Investment gains	—	(567)	(27,963)	—	(28,530)
Investment losses	—	188	11,209	—	11,397
Changes in operating assets and liabilities:
Restricted cash	(11)	—	(975)	—	(986)
Tenant receivables	—	—	(285)	—	(285)
Deferred leasing costs	—	(14)	(35,259)	—	(35,273)
Other assets	(10,191)	(1)	(1,228)	—	(11,420)
Accounts payable, accrued expenses, and tenant security deposits	5,806	(609)	125	—	5,322
Net cash (used in) provided by operating activities	(108,006)	(856)	501,363	—	392,501

Investing Activities
Proceeds from sales of real estate	—	—	123,081	—	123,081
Additions to real estate	—	—	(821,690)	—	(821,690)
Purchase of real estate	—	—	(737,900)	—	(737,900)
Deposits for investing activities	—	—	(450)	—	(450)
Investments in unconsolidated real estate JVs	—	—	(11,529)	—	(11,529)
Investments in subsidiaries	(877,512)	(907,695)	(18,514)	1,803,721	—
Additions to investments	—	—	(102,284)	—	(102,284)
Sales of investments	—	1,251	37,695	—	38,946
Repayment of notes receivable	—	—	15,198	—	15,198
Net cash used in investing activities	$(877,512)	$(906,444)	$(1,516,393)	$1,803,721	$(1,496,628)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2016
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$291,400	$—	$291,400
Repayments of borrowings from secured notes payable	—	—	(310,903)	—	(310,903)
Proceeds from issuance of unsecured senior notes payable	348,604	—	—	—	348,604
Borrowings from unsecured senior line of credit	4,117,000	—	—	—	4,117,000
Repayments of borrowings from unsecured senior line of credit	(4,240,000)	—	—	—	(4,240,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	—	—	—	(200,000)
Transfer to/from parent company	8,346	907,300	888,075	(1,803,721)	—
Payment of loan fees	(12,401)	—	(4,280)	—	(16,681)
Change in restricted cash related to financing activities	—	—	11,746	—	11,746
Repurchases of 7.00% Series D cumulative convertible preferred stock	(206,826)	—	—	—	(206,826)
Proceeds from the issuance of common stock	1,432,177	—	—	—	1,432,177
Dividends on common stock	(240,347)	—	—	—	(240,347)
Dividends on preferred stock	(22,414)	—	—	—	(22,414)
Financing costs paid for sales of noncontrolling interests	—	—	(10,044)	—	(10,044)
Contributions from and sales of noncontrolling interests	—	—	221,487	—	221,487
Distributions to and purchase of noncontrolling interests	—	—	(69,678)	—	(69,678)
Net cash provided by financing activities	984,139	907,300	1,017,803	(1,803,721)	1,105,521

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,460)	—	(1,460)

Net (decrease) increase in cash and cash equivalents	(1,379)	—	1,313	—	(66)
Cash and cash equivalents at beginning of period	31,982	—	93,116	—	125,098
Cash and cash equivalents at end of period	$30,603	$—	$94,429	$—	$125,032

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$67,066	$—	$17,841	$—	$84,907

Non-Cash Investing Activities:
Assumption of secured notes payable in connection with purchase of real estate	$—	$—	$(203,000)	$—	$(203,000)
Changes in accrued capital expenditures	$—	$—	$76,848	$—	$76,848
Payable for purchase of real estate	$—	$—	$(56,800)	$—	$(56,800)
Distribution of real estate in connection with purchase of remaining 49% interest in real estate joint venture with Uber Technologies, Inc.	$—	$—	$(25,546)	$—	$(25,546)
Consolidation of previously unconsolidated real estate joint venture	$—	$—	$87,930	$—	$87,930
Net investment in direct financing lease	$—	$—	$36,975	$—	$36,975

Non-Cash Financing Activities:
Redemption of redeemable noncontrolling interests	$—	$—	$(5,000)	$—	$(5,000)
Contribution from redeemable noncontrolling interests	$—	$—	$2,264	$—	$2,264

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$144,217	$238,486	$274,962	$(511,551)	$146,114
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,986	—	255,303	—	261,289
Loss on early extinguishment of debt	189	—	—	—	189
Gain on sales of real estate – rental properties	—	—	(12,426)	—	(12,426)
Impairment of real estate	—	—	23,250	—	23,250
Equity in earnings from unconsolidated real estate JVs	—	—	(1,651)	—	(1,651)
Distributions of earnings from unconsolidated real estate JVs	—	—	873	—	873
Amortization of loan fees	7,605	—	3,398	—	11,003
Amortization of debt discounts (premiums)	337	—	(709)	—	(372)
Amortization of acquired below-market leases	—	—	(6,118)	—	(6,118)
Deferred rent	—	—	(47,483)	—	(47,483)
Stock compensation expense	17,512	—	—	—	17,512
Equity in earnings of affiliates	(268,156)	(238,691)	(4,704)	511,551	—
Investment gains	—	—	(35,035)	—	(35,035)
Investment losses	—	346	15,747	—	16,093
Changes in operating assets and liabilities:
Restricted cash	(24)	—	84	—	60
Tenant receivables	—	—	7	—	7
Deferred leasing costs	—	—	(65,415)	—	(65,415)
Other assets	(10,797)	—	1,718	—	(9,079)
Accounts payable, accrued expenses, and tenant security deposits	28,078	8	15,714	—	43,800
Net cash (used in) provided by operating activities	(75,053)	149	417,515	—	342,611

Investing Activities
Proceeds from sales of real estate	—	—	129,799	—	129,799
Additions to real estate	—	—	(564,206)	—	(564,206)
Purchase of real estate	—	—	(248,933)	—	(248,933)
Deposits for investing activities	—	—	(5,501)	—	(5,501)
Investments in unconsolidated real estate JVs	—	—	(9,027)	—	(9,027)
Investments in subsidiaries	(51,070)	44,687	1,374	5,009	—
Additions to investments	—	—	(95,945)	—	(95,945)
Sales of investments	—	6	67,130	—	67,136
Repayment of notes receivable	—	—	4,282	—	4,282
Net cash (used in) provided by investing activities	$(51,070)	$44,693	$(721,027)	$5,009	$(722,395)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$169,754	$—	$169,754
Repayments of borrowings from secured notes payable	—	—	(89,815)	—	(89,815)
Proceeds from issuance of unsecured senior notes payable	298,872	—	—	—	298,872
Borrowings from unsecured senior line of credit	2,145,000	—	—	—	2,145,000
Repayments of borrowings from unsecured senior line of credit	(2,298,000)	—	—	—	(2,298,000)
Repayment of unsecured senior bank term loans	(25,000)	—	—	—	(25,000)
Transfer to/from parent company	155,194	(44,905)	(105,280)	(5,009)	—
Change in restricted cash related to financing activities	—	—	3,842	—	3,842
Payment of loan fees	(5,825)	—	(4,759)	—	(10,584)
Proceeds from the issuance of common stock	78,463	—	—	—	78,463
Dividends on common stock	(218,104)	—	—	—	(218,104)
Dividends on preferred stock	(24,986)	—	—	—	(24,986)
Contributions from and sales of noncontrolling interests	—	—	453,750	—	453,750
Distributions to and purchases of noncontrolling interests	—	—	(64,066)	—	(64,066)
Net cash provided by (used in) financing activities	105,614	(44,905)	363,426	(5,009)	419,126

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(255)	—	(255)

Net (decrease) increase in cash and cash equivalents	(20,509)	(63)	59,659	—	39,087
Cash and cash equivalents at beginning of period	52,491	63	33,457	—	86,011
Cash and cash equivalents at end of period	$31,982	$—	$93,116	$—	$125,098

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$70,946	$—	$22,910	$—	$93,856

Non-Cash Investing Activities:
Changes in accrued construction	$—	$—	$(10,070)	$—	$(10,070)
Assumption of secured notes payable in connection with purchase of real estate	$—	$—	$(82,000)	$—	$(82,000)

Non-Cash Financing Activities:
Payable for purchase of noncontrolling interest	$—	$—	$(51,092)	$—	$(51,092)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$101,574	$184,992	$211,946	$(391,734)	$106,778
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,748	—	218,348	—	224,096
Loss on early extinguishment of debt	525	—	—	—	525
Gain on sales of real estate – rental properties	—	—	(1,838)	—	(1,838)
Gain on sales of real estate – land parcels	—	—	(6,403)	—	(6,403)
Impairment of real estate	—	—	51,675	—	51,675
Equity in earnings from unconsolidated real estate JVs	—	—	(554)	—	(554)
Distributions of earnings from unconsolidated real estate JVs	—	—	549	—	549
Amortization of loan fees	7,355	—	3,554	—	10,909
Amortization of debt discounts (premiums)	232	—	(115)	—	117
Amortization of acquired below-market leases	—	—	(2,845)	—	(2,845)
Deferred rent	—	—	(44,726)	—	(44,726)
Stock compensation expense	13,996	—	—	—	13,996
Equity in earnings of affiliates	(199,800)	(188,269)	(3,665)	391,734	—
Investment gains	—	—	(11,613)	—	(11,613)
Investment losses	—	3,047	6,240	—	9,287
Changes in operating assets and liabilities:
Restricted cash	(12)	—	4,153	—	4,141
Tenant receivables	—	—	(673)	—	(673)
Deferred leasing costs	17	—	(38,299)	—	(38,282)
Other assets	(7,785)	—	319	—	(7,466)
Accounts payable, accrued expenses, and tenant security deposits	25,877	—	775	—	26,652
Net cash (used in) provided by operating activities	(52,273)	(230)	386,828	—	334,325

Investing Activities
Proceeds from sales of real estate	—	—	81,580	—	81,580
Additions to real estate	(65)	—	(497,708)	—	(497,773)
Purchase of real estate	—	—	(127,887)	—	(127,887)
Deposit for investing activities	—	—	(10,282)	—	(10,282)
Change in restricted cash related to construction projects and investing activities	—	—	1,665	—	1,665
Investments in unconsolidated real estate JVs	—	—	(70,758)	—	(70,758)
Investments in subsidiaries	(334,764)	(251,358)	(13,441)	599,563	—
Additions to investments	—	(150)	(60,080)	—	(60,230)
Sales of investments	—	1,052	17,921	—	18,973
Repayment of notes receivable	—	—	29,883	—	29,883
Net cash used in investing activities	$(334,829)	$(250,456)	$(649,107)	$599,563	$(634,829)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2014
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$126,215	$—	$126,215
Repayments of borrowings from secured notes payable	—	—	(231,051)	—	(231,051)
Proceeds from issuance of unsecured senior notes payable	698,908	—	—	—	698,908
Borrowings from unsecured senior line of credit	1,168,000	—	—	—	1,168,000
Repayments of borrowings from unsecured senior line of credit	(1,068,000)	—	—	—	(1,068,000)
Repayments of unsecured senior bank term loan	(125,000)	—	—	—	(125,000)
Repurchases of 7.00% Series D cumulative convertible preferred stock	(14,414)	—	—	—	(14,414)
Transfer to/from parent company	103	250,749	348,711	(599,563)	—
Change in restricted cash related to financings	—	—	(1,409)	—	(1,409)
Payment of loan fees	(6,523)	—	(1,576)	—	(8,099)
Dividends on common stock	(202,386)	—	—	—	(202,386)
Dividends on preferred stock	(25,885)	—	—	—	(25,885)
Contributions from and sales of noncontrolling interests	—	—	19,410	—	19,410
Distributions to and purchases of noncontrolling interests	—	—	(4,977)	—	(4,977)
Net cash provided by financing activities	424,803	250,749	255,323	(599,563)	331,312

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,493)	—	(2,493)

Net increase (decrease) in cash and cash equivalents	37,701	63	(9,449)	—	28,315
Cash and cash equivalents at beginning of period	14,790	—	42,906	—	57,696
Cash and cash equivalents at end of period	$52,491	$63	$33,457	$—	$86,011

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$39,871	$—	$18,095	$—	$57,966

Non-Cash Investing Activities:
Note receivable issued in connection with sale of real estate	$—	$—	$2,000	$—	$2,000
Change in accrued construction	$—	$—	$29,846	$—	$29,846
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(48,329)	$—	$(48,329)

Schedule III

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2016
(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
Alexandria Center™ at Kendall Square	Greater Boston	$558,254	$279,668	$205,491	$1,161,253	$279,668	$1,366,744	$1,646,412	$(94,148)	$1,552,264	2000-2016	2005-2015
Alexandria Technology Square®	Greater Boston	—	—	619,658	200,799	—	820,457	820,457	(182,685)	637,772	2001-2012	2006
One Kendall Square	Greater Boston	221,566	265,614	483,769	2,839	265,614	486,608	752,222	(5,673)	746,549	Various	2016
480 and 500 Arsenal Street	Greater Boston	—	9,773	12,773	80,609	9,773	93,382	103,155	(32,862)	70,293	2001/2003	2000/2001
640 Memorial Drive	Greater Boston	85,338	—	174,878	148	—	175,026	175,026	(14,238)	160,788	2011	2015
780 and 790 Memorial Drive	Greater Boston	—	—	—	46,566	—	46,566	46,566	(20,336)	26,230	2002	2001
167 Sidney Street and 99 Erie Street	Greater Boston	—	—	12,613	12,426	—	25,039	25,039	(5,339)	19,700	2006/2012	2005/2006
79/96 13th Street (Charlestown Navy Yard)	Greater Boston	—	—	6,247	8,666	—	14,913	14,913	(3,929)	10,984	2012	1998
Alexandria Park at 128	Greater Boston	—	10,439	41,596	64,808	10,439	106,404	116,843	(32,932)	83,911	1997-2010	1998-2008
19 Presidential Way	Greater Boston	—	12,833	27,333	11,232	12,833	38,565	51,398	(8,358)	43,040	1999	2005
225 Second Avenue	Greater Boston	—	2,925	14,913	37,679	2,925	52,592	55,517	(2,195)	53,322	2014	2014
100 Beaver Street	Greater Boston	—	1,466	9,046	12,230	1,466	21,276	22,742	(5,241)	17,501	2006	2005
285 Bear Hill Road	Greater Boston	—	422	3,538	6,830	422	10,368	10,790	(1,661)	9,129	2013	2011
111 and 130 Forbes Boulevard	Greater Boston	—	3,146	15,725	2,986	3,146	18,711	21,857	(4,878)	16,979	2006	2007/2006
20 Walkup Drive	Greater Boston	—	2,261	7,099	9,029	2,261	16,128	18,389	(2,517)	15,872	2012	2006
30 Bearfoot Road	Greater Boston	—	1,220	22,375	44	1,220	22,419	23,639	(10,818)	12,821	2000	2005
1455 and 1515 Third Street	San Francisco	—	117,637	—	—	117,637	—	117,637	—	117,637	N/A	2016
510 Townsend Street	San Francisco	—	52,105	—	67,610	52,105	67,610	119,715	—	119,715	N/A	2014
Alexandria Center™ for Science & Technology	San Francisco	—	93,813	210,211	389,442	93,813	599,653	693,466	(87,313)	606,153	2007-2014	2004-2011
505 Brannan Street	San Francisco	—	31,710	2,540	43,489	31,710	46,029	77,739	—	77,739	N/A	2015
Alexandria Technology Center - Gateway	San Francisco	—	45,425	121,059	16,878	45,425	137,937	183,362	(42,498)	140,864	2000-2006	2002-2006
213, 249, 259, and 269 East Grand Avenue	San Francisco	—	59,199	—	172,702	59,199	172,702	231,901	(22,714)	209,187	2008/2012/2014	2004
400 and 450 East Jamie Court	San Francisco	—	—	—	112,630	—	112,630	112,630	(27,928)	84,702	2012	2002
500 Forbes Boulevard	San Francisco	—	35,596	69,091	17,339	35,596	86,430	122,026	(20,636)	101,390	2001	2007
7000 Shoreline Court	San Francisco	—	7,038	39,704	10,163	7,038	49,867	56,905	(14,141)	42,764	2001	2004
341 and 343 Oyster Point Boulevard	San Francisco	—	7,038	—	32,778	7,038	32,778	39,816	(14,948)	24,868	2009/2013	2000
849/863 Mitten Road/866 Malcolm Road	San Francisco	—	3,211	8,665	20,747	3,211	29,412	32,623	(9,744)	22,879	2012	1998
2425 Garcia Avenue & 2400/2450 Bayshore Parkway	San Francisco	794	1,512	21,323	25,855	1,512	47,178	48,690	(18,751)	29,939	2008	1999
3165 Porter Drive	San Francisco	—	—	19,154	2,105	—	21,259	21,259	(6,766)	14,493	2002	2003

Schedule III (continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
3350 West Bayshore Road	San Francisco	$—		$4,800	$6,693	$11,118	$4,800	$17,811	$22,611	$(4,407)	$18,204	1982	2005
2625/2627/2631 Hanover Street	San Francisco	—		—	6,628	11,624	—	18,252	18,252	(8,382)	9,870	2000	1999
Alexandria Center™ for Life Science	New York City	—		—	—	816,125	—	816,125	816,125	(87,597)	728,528	2010-2016	2006
ARE Spectrum	San Diego	—		27,388	80,957	107,533	27,388	188,490	215,878	(32,666)	183,212	2008/2015	2007
ARE Nautilus	San Diego	—		6,684	27,600	104,212	6,684	131,812	138,496	(29,573)	108,923	2010-2012	1994-1997
ARE Sunrise	San Diego	18,840	(4)	6,118	17,947	75,781	6,118	93,728	99,846	(35,825)	64,021	2000-2015	1994-2000
Torrey Ridge Science Center	San Diego	—		22,124	152,840	17	22,124	152,857	174,981	(1,638)	173,343	2003/2004	2016
3545 Cray Court	San Diego	36,125		7,056	53,944	29	7,056	53,973	61,029	(10,681)	50,348	1998	2014
11119 North Torrey Pines Road	San Diego	—		9,994	37,099	32,793	9,994	69,892	79,886	(10,939)	68,947	2012	2007
5200 Illumina Way	San Diego	—		38,340	96,606	165,939	38,340	262,545	300,885	(25,036)	275,849	2004-2016	2010
Campus Pointe by Alexandria	San Diego	—		42,228	178,950	220,246	42,228	399,196	441,424	(31,369)	410,055	1997/2016	2010/2015
ARE Towne Centre	San Diego	—		8,539	18,850	47,305	8,539	66,155	74,694	(39,627)	35,067	2000-2010	1999
ARE Esplanade	San Diego	11,012	(4)	9,682	29,991	86,096	9,682	116,087	125,769	(13,418)	112,351	1989-2016	1998-2011
9880 Campus Point Drive	San Diego	—		3,823	16,165	20,086	3,823	36,251	40,074	(24,731)	15,343	2005	2001
5810/5820 and 6138/6150 Nancy Ridge Drive	San Diego	—		5,991	30,248	15,330	5,991	45,578	51,569	(14,216)	37,353	2000-2001	2003-2004
ARE Portola	San Diego	—		6,991	25,153	21,417	6,991	46,570	53,561	(6,895)	46,666	2005-2012	2007
10121 and 10151 Barnes Canyon Road	San Diego	—		4,608	5,100	15,693	4,608	20,793	25,401	(1,133)	24,268	1988/2014	2013
7330 Carroll Road	San Diego	—		2,650	19,878	1,870	2,650	21,748	24,398	(3,444)	20,954	2007	2010
5871 Oberlin Drive	San Diego	—		1,349	8,016	3,798	1,349	11,814	13,163	(1,548)	11,615	2004	2010
11025, 11035, 11045, 11055, 11065, and 11075 Roselle Street	San Diego	—		4,156	11,571	26,667	4,156	38,238	42,394	(7,936)	34,458	2006/2008/2014	1997/2000/2014
3985, 4025, 4031, and 4045 Sorrento Valley Boulevard	San Diego	—		4,323	22,846	3,810	4,323	26,656	30,979	(9,873)	21,106	2007	2010/2014
13112 Evening Creek Drive	San Diego	11,923	(4)	7,393	27,950	189	7,393	28,139	35,532	(9,408)	26,124	2007	2007
400 Dexter Avenue North	Seattle	—		11,342	—	149,594	11,342	149,594	160,936	(35)	160,901	N/A	2007
1201 and 1208 Eastlake Avenue	Seattle	40,228	(4)	5,810	47,149	14,977	5,810	62,126	67,936	(22,149)	45,787	1997	2002
1616 Eastlake Avenue	Seattle	—		6,940	—	94,819	6,940	94,819	101,759	(24,016)	77,743	2013	2003
1551 Eastlake Avenue	Seattle	—		8,525	20,064	40,983	8,525	61,047	69,572	(9,859)	59,713	2012	2004
199 East Blaine Street	Seattle	—		6,528	—	72,140	6,528	72,140	78,668	(14,112)	64,556	2010	2004
219 Terry Avenue North	Seattle	—		1,819	2,302	19,292	1,819	21,594	23,413	(4,368)	19,045	2012	2007
1600 Fairview Avenue	Seattle	—		2,212	6,788	6,053	2,212	12,841	15,053	(3,273)	11,780	2007	2005
1818 Fairview Ave	Seattle	—		—	8,444	2,566	—	11,010	11,010	(97)	10,913	N/A	2015
3000/3018 Western Avenue	Seattle	—		1,432	7,497	23,369	1,432	30,866	32,298	(9,088)	23,210	2000	1998
410 West Harrison/410 Elliott Avenue West	Seattle	—		3,857	1,989	10,638	3,857	12,627	16,484	(4,355)	12,129	2008/2006	2004
9800 Medical Center Drive	Maryland	—		12,401	99,696	103,475	12,401	203,171	215,572	(51,517)	164,055	2010-2013	2004
1330 Piccard Drive	Maryland	—		2,800	11,533	30,032	2,800	41,565	44,365	(14,815)	29,550	2005	1997
1500 and 1550 East Gude Drive	Maryland	—		1,523	7,731	6,230	1,523	13,961	15,484	(5,590)	9,894	2003/1995	1997

Schedule III (continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total (1)	Accumulated Depreciation (2)	Net Cost Basis	Date of Construction (3)	Date Acquired
14920 and 15010 Broschart Road	Maryland	$—		$4,904	$15,846	$4,527	$4,904	$20,373	$25,277	$(4,209)	$21,068	1998/1999	2010/2004
1405 Research Boulevard	Maryland	—		899	21,946	11,591	899	33,537	34,436	(12,062)	22,374	2006	1997
5 Research Place	Maryland	—		1,466	5,708	27,760	1,466	33,468	34,934	(9,380)	25,554	2010	2001
9920 Medical Center Drive	Maryland	—		5,791	8,060	1,351	5,791	9,411	15,202	(2,562)	12,640	2002	2004
5 Research Court	Maryland	—		1,647	13,258	5,879	1,647	19,137	20,784	(13,790)	6,994	2007	2004
12301 Parklawn Drive	Maryland	—		1,476	7,267	946	1,476	8,213	9,689	(2,314)	7,375	2007	2004
Alexandria Technology Center - Gaithersburg I	Maryland	—		10,183	59,641	23,893	10,183	83,534	93,717	(26,855)	66,862	1992-2009	1997-2004
Alexandria Technology Center - Gaithersburg II	Maryland	—		4,531	21,594	35,993	4,531	57,587	62,118	(23,564)	38,554	2000-2003	1997-2000
401 Professional Drive	Maryland	—		1,129	6,941	7,883	1,129	14,824	15,953	(5,417)	10,536	2007	1996
950 Wind River Lane	Maryland	—		2,400	10,620	1,050	2,400	11,670	14,070	(2,335)	11,735	2009	2010
620 Professional Drive	Maryland	—		784	4,705	7,344	784	12,049	12,833	(2,987)	9,846	2012	2005
8000/9000/10000 Virginia Manor Road	Maryland	—		—	13,679	6,729	—	20,408	20,408	(8,951)	11,457	2003	1998
14225 Newbrook Drive	Maryland	27,212	(4)	4,800	27,639	11,562	4,800	39,201	44,001	(14,439)	29,562	2006	1997
Alexandria Technology Center Alston	Research Triangle Park	—		1,430	17,482	28,390	1,430	45,872	47,302	(19,745)	27,557	1985-2009	1998
108/110/112/114 TW Alexander Drive	Research Triangle Park	—		—	376	42,249	—	42,625	42,625	(14,928)	27,697	2000	1999
Alexandria Innovation Center - Research Triangle Park	Research Triangle Park	—		1,065	21,218	25,703	1,065	46,921	47,986	(13,624)	34,362	2005-2008	2000
6 Davis Drive	Research Triangle Park	—		9,029	10,712	8,111	9,029	18,823	27,852	(11,153)	16,699	2012	2012
7 Triangle Drive	Research Triangle Park	—		701	—	31,661	701	31,661	32,362	(4,646)	27,716	2011	2005
407 Davis Drive	Research Triangle Park	—		1,229	17,733	25	1,229	17,758	18,987	(1,777)	17,210	1998	2013
2525 East NC Highway 54	Research Triangle Park	—		713	12,827	7,580	713	20,407	21,120	(4,340)	16,780	1995	2004
601 Keystone Park Drive	Research Triangle Park	—		785	11,546	6,440	785	17,986	18,771	(4,066)	14,705	2009	2006
6040 George Watts Hill Drive	Research Triangle Park	—		—	—	26,174	—	26,174	26,174	(755)	25,419	2015	2014
5 Triangle Drive	Research Triangle Park	—		161	3,409	2,887	161	6,296	6,457	(3,270)	3,187	1981	1998
6101 Quadrangle Drive	Research Triangle Park	—		951	3,982	11,028	951	15,010	15,961	(2,026)	13,935	2012	2008
Canada	Canada	—		10,350	43,884	9,225	10,350	53,109	63,459	(14,314)	49,145	2004	2005-2007
Various	Various	—		78,655	59,913	175,778	78,655	235,691	314,346	(56,424)	257,922	Various	Various
Total – North America		1,011,292		1,478,556	3,657,012	5,453,487	1,478,556	9,110,499	10,589,055	(1,546,798)	9,042,257
Asia		—		—	—	43,463	—	43,463	43,463	(7,748)	35,715	Various	Various
		$1,011,292		$1,478,556	$3,657,012	$5,496,950	$1,478,556	$9,153,962	$10,632,518	$(1,554,546)	$9,077,972

Schedule III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2016
(Dollars in thousands)

(1)	The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).

(2)	The depreciable life for buildings and improvements ranges from up to 40 years, up to 20 years for land improvements, and the term of the respective lease for tenant improvements.

(3)	Represents the later of the date of original construction or the date of the latest renovation.

(4)	Loan of $109,215 secured by six properties identified by this reference.

Schedule III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2016
(In thousands)

A summary of activity of consolidated investments in real estate and accumulated depreciation is as follows:

	December 31,
Real Estate	2016	2015	2014
Balance at beginning of period	$8,945,261	$8,228,855	$7,682,376
Acquisitions (including real estate, land, and joint venture consolidation)	1,078,959	436,480	165,344
Additions to real estate	914,178	395,555	483,257
Deductions (including dispositions and direct financing lease)	(305,880)	(115,629)	(102,122)
Balance at end of period	$10,632,518	$8,945,261	$8,228,855

	December 31,
Accumulated Depreciation	2016	2015	2014
Balance at beginning of period	$1,315,339	$1,120,245	$952,106
Depreciation expense on properties	265,387	214,041	183,432
Sale of properties	(26,180)	(18,947)	(15,293)
Balance at end of period	$1,554,546	$1,315,339	$1,120,245