Form 10-Q
period 2017-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2017-05-02
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 14, 2017, 91,073,397 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Investments in real estate	$9,470,667	$9,077,972
Investments in unconsolidated real estate joint venture	50,457	50,221
Cash and cash equivalents	151,209	125,032
Restricted cash	18,320	16,334
Tenant receivables	9,979	9,744
Deferred rent	364,348	335,974
Deferred leasing costs	202,613	195,937
Investments	394,471	342,477
Other assets	206,562	201,197
Total assets	$10,868,626	$10,354,888

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$1,083,758	$1,011,292
Unsecured senior notes payable	2,799,508	2,378,262
Unsecured senior line of credit	—	28,000
Unsecured senior bank term loans	547,420	746,471
Accounts payable, accrued expenses, and tenant security deposits	782,637	731,671
Dividends payable	78,976	76,914
Preferred stock redemption liability	130,000	—
Total liabilities	5,422,299	4,972,610

Commitments and contingencies

Redeemable noncontrolling interests	11,320	11,307

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock	74,386	86,914
6.45% Series E cumulative redeemable preferred stock	—	130,000
Common stock	899	877
Additional paid-in capital	4,855,686	4,672,650
Accumulated other comprehensive income	21,460	5,355
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	4,952,431	4,895,796
Noncontrolling interests	482,576	475,175
Total equity	5,435,007	5,370,971
Total liabilities, noncontrolling interests, and equity	$10,868,626	$10,354,888

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental	$207,193	$158,276
Tenant recoveries	61,346	52,597
Other income	2,338	5,216
Total revenues	270,877	216,089

Expenses:
Rental operations	77,087	65,837
General and administrative	19,229	15,188
Interest	29,784	24,855
Depreciation and amortization	97,183	70,866
Impairment of real estate	—	28,980
Loss on early extinguishment of debt	670	—
Total expenses	223,953	205,726

Equity in earnings (losses) of unconsolidated real estate joint ventures	361	(397)
Gain on sales of real estate – rental properties	270	—
Net income	47,555	9,966
Net income attributable to noncontrolling interests	(5,844)	(4,030)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	41,711	5,936
Dividends on preferred stock	(3,784)	(5,907)
Preferred stock redemption charge	(11,279)	(3,046)
Net income attributable to unvested restricted stock awards	(987)	(801)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$25,661	$(3,818)

Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted
Net income (loss) per share	$0.29	$(0.05)

Dividends declared per share of common stock	$0.83	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$47,555	$9,966
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	10,421	(47,423)
Reclassification adjustments for losses (gains) included in net income	133	(7,026)
Unrealized gains (losses) on available-for-sale equity securities, net	10,554	(54,449)

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	1,217	(6,961)
Reclassification adjustment for amortization to interest expense included in net income	905	158
Unrealized gains (losses) on interest rate hedge agreements, net	2,122	(6,803)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	1,012	3,528
Reclassification adjustments for losses included in net income	2,421	—
Unrealized gains on foreign currency translation, net	3,433	3,528

Total other comprehensive income (loss)	16,109	(57,724)
Comprehensive income (loss)	63,664	(47,758)
Less: comprehensive income attributable to noncontrolling interests	(5,848)	(4,030)
Comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$57,816	$(51,788)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	6.45% Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2016	$86,914	$130,000	87,665,880	$877	$4,672,650	$—	$5,355	$475,175	$5,370,971	$11,307
Net income	—	—	—	—	—	41,711	—	5,617	47,328	227
Total other comprehensive income	—	—	—	—	—	—	16,105	4	16,109	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,108)	(5,108)	(214)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6,888	6,888	—
Issuances of common stock	—	—	2,100,000	21	217,738	—	—	—	217,759	—
Issuances pursuant to stock plan	—	—	118,373	1	8,717	—	—	—	8,718	—
Repurchase of 7.00% Series D preferred stock	(12,528)	—	—	—	391	(5,797)	—	—	(17,934)	—
Redemption of 6.45% Series E preferred stock	—	(130,000)	—	—	5,132	(5,482)	—	—	(130,350)	—
Dividends declared on common stock	—	—	—	—	—	(75,590)	—	—	(75,590)	—
Dividends declared on preferred stock	—	—	—	—	—	(3,784)	—	—	(3,784)	—
Distributions in excess of earnings	—	—	—	—	(48,942)	48,942	—	—	—	—
Balance as of March 31, 2017	$74,386	$—	89,884,253	$899	$4,855,686	$—	$21,460	$482,576	$5,435,007	$11,320

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$47,555	$9,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,183	70,866
Loss on early extinguishment of debt	670	—
Gain on sales of real estate – rental properties	(270)	—
Impairment of real estate	—	28,980
Equity in (earnings) losses of unconsolidated real estate joint ventures	(361)	397
Distributions of earnings from unconsolidated real estate joint ventures	125	98
Amortization of loan fees	2,895	2,760
Amortization of debt premiums	(596)	(86)
Amortization of acquired below-market leases	(5,359)	(974)
Deferred rent	(35,592)	(12,138)
Stock compensation expense	5,252	5,439
Investment gains	(1,795)	(5,891)
Investment losses	308	1,782
Changes in operating assets and liabilities:
Restricted cash	(180)	671
Tenant receivables	(235)	521
Deferred leasing costs	(16,072)	(7,083)
Other assets	(3,987)	(2,525)
Accounts payable, accrued expenses, and tenant security deposits	17,923	8,999
Net cash provided by operating activities	107,464	101,782

Investing Activities
Proceeds from sales of real estate	2,827	—
Additions to real estate	(218,473)	(159,501)
Purchase of real estate	(217,643)	—
Deposits for investing activities	3,200	—
Investments in unconsolidated real estate joint ventures	—	(449)
Additions to investments	(43,974)	(22,085)
Sales of investments	5,707	10,913
Net cash used in investing activities	$(468,356)	$(171,122)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2017	2016
Financing Activities
Borrowings from secured notes payable	$73,401	$64,922
Repayments of borrowings from secured notes payable	(829)	(58,657)
Proceeds from issuance of unsecured senior notes payable	424,384	—
Borrowings from unsecured senior line of credit	1,139,000	555,000
Repayments of borrowings from unsecured senior line of credit	(1,167,000)	(407,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	—
Change in restricted cash related to financing activities	(1,806)	8,316
Payment of loan fees	(4,335)	(377)
Repurchase of preferred stock	(17,934)	(25,618)
Proceeds from the issuance of common stock	217,759	25,278
Dividends on common stock	(73,705)	(56,490)
Dividends on preferred stock	(3,617)	(6,247)
Financing costs paid for sale of noncontrolling interests	—	(6,420)
Contributions from noncontrolling interests	6,888	—
Distributions to noncontrolling interests	(5,322)	(1,927)
Net cash provided by financing activities	386,884	90,780

Effect of foreign exchange rate changes on cash and cash equivalents	185	(341)

Net increase in cash and cash equivalents	26,177	21,099
Cash and cash equivalents as of the beginning of period	125,032	125,098
Cash and cash equivalents as of the end of period	$151,209	$146,197

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$30,080	$14,068

Non-Cash Investing Activities:
Change in accrued construction	$(1,693)	$29,197

Non-Cash Financing Activities:
Payable for redemption of preferred stock	$130,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Background

As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries.

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® company, is an urban office REIT uniquely focused on collaborative life science and technology campuses in AAA innovation cluster locations with a total market capitalization of $14.5 billion and an asset base in North America of 28.2 million square feet, as of March 31, 2017. The asset base in North America includes 20.1 million RSF of operating properties, including 1.6 million RSF of development and redevelopment of new Class A properties currently undergoing construction. Additionally, the asset base in North America includes 8.1 million SF of future development projects, including 1.5 million SF of near-term projects undergoing marketing for lease and preconstruction activities and 2.0 million SF of other near-term development projects. Founded in 1994, Alexandria pioneered this niche and has since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. Alexandria has a longstanding and proven track record of developing Class A properties clustered in urban life science and technology campuses that provide its innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of March 31, 2017:

•	Investment-grade tenants represented 51% of our total annual rental revenue;

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

Any references to our market capitalization, number or quality of buildings, quality of location, square footage, number of leases, occupancy percentage, and tenants, and any amounts derived from these values in the notes to consolidated financial statements, are unaudited.

2.	Basis of presentation and summary of significant accounting policies

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

Basis of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

Consolidation

On an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly owned by us, under the consolidation guidance, first under the variable interest model and then under the voting model. Our evaluation considers all of our variable interests, including equity ownership, as well as fees paid to us for our involvement in the management of each partially owned entity. The variable interest model applies to entities that meet both of the following criteria:

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

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest. Equity holders meet this criteria if they lack any of the following:

•	The power, through voting rights or similar rights, to direct the activities of the entity that most significantly influence the entity’s economic performance, as evidenced by:

•	Substantive participating rights in day-to-day management of the entity’s activities; or

•	Substantive kick-out rights over the party responsible for significant decisions;

•	The obligation to absorb the entity’s expected losses; and

•	The right to receive the entity’s expected residual returns.

Once we consider the sufficiency of equity and voting rights of each legal entity, we then evaluate the characteristics of the equity holders’ interests, as a group, to see if they qualify as controlling financial interests. Our real estate joint ventures consist of limited partnerships or limited liability companies. For entities structured as limited partnerships or limited liability companies, our evaluation of whether the equity holders (equity partners other than us in each of our joint ventures) lack the characteristics of a controlling financial interest includes the evaluation of whether the limited partners or non-managing members (the noncontrolling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

•
Participating rights provide the noncontrolling equity holders the ability to direct significant financial and operating decisions made in the ordinary course of business that most significantly influence the entity’s economic performance.

•	Kick-out rights allow the noncontrolling equity holders to remove the general partner or managing member without cause.

2.	Basis of presentation and summary of significant accounting policies (continued)

If we conclude that any of the three characteristics of a VIE are met, including that the equity holders lack the characteristics of a controlling financial interest because they lack both substantive participating rights and substantive kick-out rights, we conclude that the entity is a VIE and evaluate it for consolidation under the variable interest model.

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits – that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) we have the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements for information on specific joint ventures that qualify as VIEs. If we have a variable interest in a VIE but we are not the primary beneficiary, we account for our investment using the equity method of accounting.

Voting model

If a legal entity fails to meet any of the three characteristics of a VIE (insufficiency of equity, non-substantive voting rights, or lack of controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that other equity holders do not have substantive participating rights. Refer to Note 4 – “Investment in Unconsolidated Real Estate Joint Venture” to these unaudited consolidated financial statements for further information on our unconsolidated real estate joint venture that qualifies for evaluation under the voting model.

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

Investments in real estate and properties classified as held for sale

In January 2017, the FASB issued an ASU (see “Recent Accounting Pronouncements” below) that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer real estate transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements. We early adopted this accounting standard effective October 1, 2016, and have evaluated all of our acquisitions since then under the new framework.

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

•
The integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., revenue generated before and after the transaction).

An acquired process is considered substantive if:

•
The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce), that is skilled, knowledgeable, and experienced in performing the process;

•	The process cannot be replaced without significant cost, effort, or delay; or

•	The process is considered unique or scarce.

2.	Basis of presentation and summary of significant accounting policies (continued)

Generally, we expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort, or delay. When evaluating acquired service or management contracts, we consider the nature of the services performed, the terms of the contract relative to similar arm’s length contracts, and the availability of comparable vendors in evaluating whether the acquired contract constitutes a substantive process.

Recognition of real estate acquired

For acquisitions of real estate or in-substance real estate that are accounted for as business combinations, we recognize the assets acquired (including the intangible value of acquired above- or below-market leases, acquired in-place leases, tenant relationships, and other intangible assets or liabilities), liabilities assumed, noncontrolling interests, and previously existing ownership interests at fair value as of the acquisition date. Any excess (deficit) of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill (bargain purchase gain). Acquisition costs related to business combinations are expensed as incurred.

Acquisitions of real estate and in-substance real estate that do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain. In addition, because the accounting model for asset acquisitions is a cost accumulation model, preexisting interests in the acquired assets, if any, are not remeasured to fair value but continue to be accounted for at their historical basis.

The relative fair values used to allocate the cost of an asset acquisition are determined by the same methodologies and assumptions we utilize to determine fair value in a business combination.

If there is a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term of an in-place lease, we evaluate factors, such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease its space during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine there is reasonable assurance that such bargain renewal option will be exercised, we consider the option in determining the intangible value of such lease and its related amortization period. The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions, that may affect the property.

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

If the disposal of the property represents a strategic shift that has (or will have) a major effect on our operations or financial results, such as (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity, then the operations of the property, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and, therefore, will typically not meet the criteria for classification as a discontinued operation.

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

2.	Basis of presentation and summary of significant accounting policies (continued)

Investments

We hold equity investments in certain publicly traded companies and investments in certain privately held entities and limited partnerships primarily involved in the life science and technology industries. All of our equity investments in actively traded public companies are considered available-for-sale and are reflected in the accompanying consolidated balance sheets at fair value. Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of other comprehensive income. The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income. Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities require accounting under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Additionally, we generally limit our ownership percentage in the voting stock of each individual entity to less than 10%.

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

Recognition of rental income and tenant recoveries

Rental revenue from operating leases is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as rental revenue in our consolidated statement of income, and amounts expected to be received in later years as deferred rent in the accompanying consolidated balance sheets. Amounts received currently but recognized as revenue in future years are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Rental revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, we record an asset within other assets in our consolidated balance sheets, which represents our net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property less unearned income. Over the lease term, the investment in the direct financing lease is reduced and rental income is recognized as rental revenue in our consolidated statements of income and produces a constant periodic rate of return on the net investment in the direct financing lease.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from tenants. Tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent. As of March 31, 2017 and December 31, 2016, no allowance for uncollectible tenant receivables and deferred rent was deemed necessary.

2.	Basis of presentation and summary of significant accounting policies (continued)

Monitoring tenant credit quality

During the term of each lease, we monitor the credit quality of our tenants by (i) monitoring the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a research team consisting of employees who, among them, have doctorate, graduate, and undergraduate degrees in biology, chemistry, and industrial biotechnology and experience in the life science and technology industries, as well as in finance. Our research team is responsible for assessing and monitoring the credit quality of our tenants and any material changes in their credit quality.

Income taxes

We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its shareholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdiction located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the 2011–2016 calendar years.

Other income

The following is a summary of the other income in the accompanying consolidated statements of income for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Management fee income	$313	$253
Interest and other income	538	854
Investment income	1,487	4,109
Total other income	$2,338	$5,216

Recent accounting pronouncements

On January 1, 2017, we adopted an ASU issued by the FASB in March 2016 that simplifies several aspects of employee share-based payment accounting, including the accounting for forfeitures. The ASU allows an entity to make an accounting policy election either to continue to estimate the total number of awards that are expected to vest (current method) or to account for forfeitures when they occur. This entity-wide accounting policy election only applies to service conditions; for performance conditions, the entity continues to assess the probability that such conditions will be achieved. If an entity elects to account for forfeitures when they occur, all nonforfeitable dividends paid on share-based payment awards are initially charged to retained earnings and reclassified to compensation cost only when forfeitures of the underlying awards occur. We elected to account for forfeitures when they occur and applied this ASU on a modified retrospective basis as a cumulative-effect adjustment aggregating approximately $368 thousand, which was recorded as a decrease to retained earnings and an increase to additional paid-in capital upon adoption of the ASU on January 1, 2017.

2.	Basis of presentation and summary of significant accounting policies (continued)

In January 2016, the FASB issued an ASU that amended the accounting for equity investments and the presentation and disclosure requirements for financial instruments. The ASU requires equity investments that have a readily determinable fair value (except those accounted for under the equity method of accounting or that result in consolidation) to be measured at fair value, with the changes in fair value recognized in earnings. Available-for-sale equity securities that under current GAAP require the recognition of unrealized gains and losses in other comprehensive income will no longer be permitted. An election will be available to measure equity investments without a readily determinable fair value at cost less impairments, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Changes in the carrying value from this measurement will also be reported in current earnings. A cumulative-effect adjustment will be recorded to the beginning balance of retained earnings in the reporting period in which the guidance is adopted. The ASU is effective for fiscal years beginning after December 15, 2017. As of March 31, 2017, we had $29.8 million of net unrealized gains related to our available-for-sale equity securities in publicly traded companies included in accumulated other comprehensive income in our consolidated balance sheets.

In February 2016, the FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The ASU is expected to result in the recognition of a right-to-use asset and a related liability to account for our future obligations under our ground lease arrangements for which we are the lessee. As of March 31, 2017, the remaining contractual payments under our ground lease agreements aggregated $523.5 million. Additionally, the new ASU will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this ASU, allocated payroll costs and other costs that are incurred, regardless of whether the lease is obtained, will no longer be capitalized as initial direct costs and instead will be expensed as incurred. During the three months ended March 31, 2017, we capitalized $3.3 million of such costs. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases, as well as and the accounting treatment for allocated payroll costs. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted, and requires the use of the modified retrospective transition method. We will continue to assess the potential effect the adoption of this ASU will have on our consolidated financial statements.

In May 2014, the FASB issued an ASU on recognition of revenue arising from contracts with customers, and has subsequently issued other ASUs that further clarified the ASU issued in 2014. In February 2017, as part of the new revenue standards, the FASB issued an ASU that eliminates the specific sales model for real estate and requires the recognition of a full gain upon a partial sale of real estate. The core principle underlying these ASUs is that an entity will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in such exchange. Leases are specifically excluded from these standards. The majority of our revenue comprises rental income, which will continue to be governed by the applicable lease accounting standards. However, these updates may have implications in our other revenue streams, including management fees, tenant recoveries, parking revenue, and gains and losses from real estate dispositions. We are currently analyzing our performance obligations set forth in our lease agreements to determine the impact of these standards on the timing of revenue recognition for items other than rental income. The new revenue standards are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with the option to adopt earlier. The standards permit the use of either the full retrospective approach (i.e., applied to prior periods currently being presented) or the modified retrospective approach. We continue to assess the potential effect the adoption of this ASU will have on our consolidated financial statements.

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

In August 2016, the FASB issued an ASU that provides guidance on the classification in the statement of cash flows of cash distributions received from equity method investments, including unconsolidated joint ventures. The ASU provides two approaches to determine the classification of cash distributions received from equity method investees: (i) the “cumulative earnings” approach, under which distributions up to the amount of cumulative equity in earnings recognized will be classified as cash inflows from operating activities, and those in excess of that amount will be classified as cash inflows from investing activities, and (ii) the “nature of the distribution” approach, under which distributions will be classified based on the nature of the underlying activity that generated cash distributions. Companies will elect either the “cumulative earnings” or the “nature of the distribution” approach. Entities that elect the “nature of the distribution” approach but lack the information to apply it will apply the cumulative earnings approach as an accounting change on a retrospective basis. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively (exceptions apply). During the three months ended March 31, 2017, distributions received from our equity method investees aggregated approximately $125 thousand. We will continue to assess the potential effect the adoption of this ASU will have on our consolidated financial statements

In November 2016, the FASB issued an ASU that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The ASU will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of March 31, 2017 and December 31, 2016, we had $18.3 million and $16.3 million of restricted cash, respectively, in our consolidated balance sheets. Upon adoption of this ASU, restricted cash balances will be included with cash and cash equivalents balances as of the beginning and ending of each period presented in our consolidated statements of cash flows; separate line items showing changes in restricted cash balances will be eliminated from our consolidated statements of cash flows.

In January 2017, the FASB issued an ASU that clarified the definition of a business. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this update on October 1, 2016. Refer to “Investments in Real Estate and Properties Classified as Held for Sale” above for a discussion of this new accounting pronouncement.

3.	Investments in real estate

Our consolidated investments in real estate consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
North America:
Land (related to rental properties)	$1,130,352	$1,131,416
Buildings and building improvements	8,073,029	7,810,269
Other improvements	597,937	584,565
Rental properties	9,801,318	9,526,250
Undergoing construction	744,221	809,254
Marketing and pre-construction	91,872	—
Near-term developments	111,113	—
Future development projects	309,343	253,551
Gross investments in real estate – North America	11,057,867	10,589,055
Less: accumulated depreciation	(1,623,228)	(1,546,798)
Net investments in real estate – North America	9,434,639	9,042,257
Net investments in real estate – Asia (1)	36,028	35,715
Investments in real estate	$9,470,667	$9,077,972

(1)	Refer to “Assets classified as held for sale in Asia” in Note 14 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further information.

Acquisitions

Cambridge/Greater Boston

303 Binney Street

In March 2017, we acquired land parcels at 303 Binney Street in the East Cambridge submarket of Greater Boston for a purchase price of $80.3 million. The property is located adjacent to our Alexandria Center® at One Kendall Square campus and is currently entitled for the development of 163,339 RSF for office or office/laboratory use and 45,626 RSF for residential use. We may seek to increase the entitlements for office or office/laboratory use, which may result in additional purchase price consideration.

Mission Bay/SoMa/San Francisco

88 Bluxome Street

In January 2017, we acquired land parcels aggregating 2.6 acres at 88 Bluxome Street in our Mission Bay/SoMa submarket of San Francisco, for a purchase price of $130.0 million. We are currently pursuing entitlements for the development of this site and anticipate an aggregate of 1,070,925 RSF to be available for construction of two buildings in separate phases.

1655 and 1715 Third Street

We executed an agreement to purchase a 10% interest in a joint venture with Uber Technologies, Inc. (“Uber”) and the Golden State Warriors. Our initial cash contribution of $35.0 million will be funded at closing of the joint venture in 2018. The joint venture will acquire land with completed below-grade improvements, building foundation and parking garage, and will complete vertical construction of two buildings aggregating 580,000 RSF, which will be leased to Uber.

3.	Investments in real estate (continued)

Greater Stanford/San Francisco

960 Industrial Road

In March 2017, we entered into a definitive purchase and sale agreement to acquire a future ground-up development site at 960 Industrial Road aggregating 11.0 acres in our Greater Stanford submarket of San Francisco for a purchase price of $65.0 million. We expect to pursue aggregate entitlements of 500,000 RSF for a multi-building development. We anticipate leasing the existing property back to the seller under a short-term lease until we obtain entitlements and expect to demolish the existing operating property upon securing the entitlements. We expect to complete the acquisition in the second quarter of 2017.

Torrey Pines/Sorrento Mesa/San Diego

3050 Callan Road and Vista Wateridge

In March 2017, we acquired land parcels aggregating 13.5 acres at 3050 Callan Road and Vista Wateridge in our Torrey Pines and Sorrento Mesa submarkets of San Diego, respectively, for an aggregate purchase price of $8.3 million. These land parcels can support the development of 229,000 RSF in aggregate.

Research Triangle Part/RTP

3054 East Cornwallis Road

In March 2017, we entered into a definitive purchase and sale agreement to acquire a 150,000 RSF redevelopment property at 3054 East Cornwallis Road in our Research Triangle Park submarket for a purchase price of $8.8 million. The property is currently vacant and we plan to redevelop the property for office/laboratory use. We expect to complete the acquisition in the second quarter of 2017.

We evaluated the completed transactions above, under the new framework for determining whether an integrated set of assets and activities meets the definition of a business. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. An integrated set of assets and activities does not qualify as a business if substantially all the fair value of the gross assets is concentrated in either a single identifiable asset or a group of similar identifiable assets.

We evaluated each of the completed acquisitions and determined that substantially all the fair value related to each acquisition is concentrated in a similar identifiable operating property. Accordingly, these transactions did not meet the definition of a business and consequently were accounted for as asset acquisitions. In each of these transactions, we allocated the total consideration for each acquisition to the individual assets and liabilities acquired on a relative fair value basis.

3.	Investments in real estate (continued)

Investments in consolidated real estate joint ventures

In June 2016, we completed a sale of a 45% partial interest in 10290 Campus Point Drive to an institutional investor, TIAA Global Asset Management and affiliates (“TIAA”). 10290 Campus Point Drive is a 305,006 RSF office/laboratory building in our University Town Center submarket of San Diego, 100% leased to Eli Lilly and Company. Gross proceeds received from our partner related to this real estate joint venture through March 31, 2017 were $90.2 million. Remaining proceeds from our partner of $16.1 million are expected to be received primarily in the second half of 2017.

In December 2016, we completed a separate joint venture agreement with TIAA to sell a 45% partial interest in 10300 Campus Point Drive in our University Town Center submarket of San Diego, which is a 449,759 RSF building primarily leased to Celgene Corporation and The Regents of the University of California, for a sales price of $150.0 million. Gross proceeds received from our partner through December 31, 2016 were $137.3 million. Remaining proceeds of $12.7 million are expected to be received primarily in the second half of 2017.

We retained controlling interests in each of 10290 Campus Point Drive and 10300 Campus Point Drive following each sale above and, therefore, continue to consolidate both entities. As a result, we accounted for the proceeds from each transaction as equity financings. Each transaction did not qualify as a sale of real estate and did not result in purchase price adjustments to the carrying value of the net assets sold. Accordingly, the carrying amount of our partner’s share of assets and liabilities is reported at historical basis.

We own partial interests in the following Class A properties through our real estate joint ventures with TIAA: (i) 30% in 225 Binney Street in our Cambridge submarket, (ii) 50.1% in 1500 Owens Street in our Mission Bay/SoMa submarket, (iii) 60% in 409 and 499 Illinois Street in our Mission Bay/SoMa submarket, and (iv) 55% in 10290 and 10300 Campus Point Drive in our University Town Center submarket.

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

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest, as evidenced by lack of substantive kick-out rights or substantive participating rights.

•	TIAA lacks substantive kick-out rights as it may not remove us as the managing member without cause.

•	TIAA also lacks substantive participating rights as day-to-day control is vested in us as the managing member and the major decisions that require unanimous consent are primarily protective in nature.

Based on the analysis detailed in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements, TIAA, as the non-managing member of each joint venture, lacks the characteristics of a controlling financial interest in each joint venture because it does not have substantive kick-out rights or substantive participating rights. Therefore, each joint venture meets the criteria to be considered a VIE and accordingly is evaluated for consolidation under the variable interest model.

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

The following table aggregates the balance sheet information of our consolidated VIEs as of March 31, 2017, and
December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Investments in real estate	$986,381	$993,710
Cash and cash equivalents	27,294	27,498
Other assets	62,031	57,166
Total assets	$1,075,706	$1,078,374

Secured notes payable	$—	$—
Other liabilities	55,356	66,711
Total liabilities	55,356	66,711
Alexandria Real Estate Equities, Inc.’s share of equity	539,253	538,069
Noncontrolling interests’ share of equity	481,097	473,594
Total liabilities and equity	$1,075,706	$1,078,374

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

Sale of real estate

In January 2017, we completed the sale of a vacant property at 6146 Nancy Ridge Drive located in our Sorrento Mesa submarket of San Diego for a purchase price of $3.0 million and recognized a gain of $270 thousand.

Commitments to sell real estate

One of our tenants in our San Diego market holds a fixed-price option to purchase from us the property that it currently leases. The purchase option is exercisable no later than December 29, 2017. The property subject to this purchase option is one of our older properties and has a net book value of $7.5 million as of March 31, 2017. The option is exercisable at a purchase price of $20.8 million, excluding any customary and ordinary closing costs.

Our anchor tenant at 360 Longwood Avenue, located in our Longwood Medical Area submarket of Greater Boston exercised its fixed-price option to purchase from us a condominium interest in the property that they currently leases. For additional information, refer to Note 4 – “Investment in Unconsolidated Real Estate Joint Venture” to these consolidated financial statements.

4.	Investment in unconsolidated real estate joint venture

360 Longwood Avenue

We have a 27.5% ownership interest in an unconsolidated real estate joint venture that owns a building aggregating 413,799 RSF in our Longwood Medical Area submarket of Greater Boston. As of March 31, 2017, the project was 76% occupied. Our equity investment in this unconsolidated real estate joint venture was $50.5 million as of March 31, 2017. Our anchor tenant at the property exercised its option to purchase a condominium interest representing 203,090 RSF, or 49%, of the property, pursuant to a fixed-price purchase option in its original lease agreement executed in 2011. The sale of the property is expected to close in July 2017. Our share of the sales price is estimated at $65.7 million, excluding any customary and ordinary closing costs. As of March 31, 2017, our share of the net book value of the portion of the property expected to be sold is $51.2 million. The unconsolidated real estate joint venture has a non-recourse, secured construction loan that includes the following key terms (amounts represent 100% at the joint venture level, dollars in thousands):

Tranche	Maturity Date		Stated Rate	Outstanding Balance	Remaining Commitments	Total
Fixed rate	July 5, 2017	(1)	5.25%	$173,226	$2,015	$175,241
Floating rate (2)	July 5, 2017	(1)	L+3.75%	13,075	24,884	37,959
				$186,301	$26,899	$213,200

(1)
In March 2017, the unconsolidated real estate joint venture extended the maturity date of the existing secured construction loan to July 5, 2017. We expect to refinance the secured construction loan in connection with the sale of a condominium interest in 203,090 RSF of 360 Longwood Avenue and, receive a net distribution from the joint venture.

(2)	Borrowings under the floating rate tranche have an interest rate floor equal to 5.25% and are subject to an interest rate cap on LIBOR of 3.50%.

As described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to these consolidated financial statements, we evaluate our unconsolidated real estate joint venture, which is a limited liability company, using the consolidation guidance under the variable interest model first, and then, if the entity is not a VIE, under the voting model. On October 1, 2015, upon our adoption of the consolidation guidance ASU issued in February 2015, we re-evaluated our 360 Longwood Avenue joint venture (27.5% interest held by us). We first evaluated the partially-owned legal entity under the variable interest model, based upon the following characteristics of a VIE:

1)	The entity does not have sufficient equity to finance its activities without additional subordinated financial support.

•	This entity has significant equity and non-recourse financing in place to support operations.

2)	The entity is established with non-substantive voting rights.

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

Since the joint venture does not meet the VIE criteria, we determined that our 360 Longwood Avenue joint venture does not qualify for evaluation under the variable interest model. Therefore, we evaluate the joint venture under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that noncontrolling equity holders do not have substantive participating rights. Our interest is limited to 27.5%, and we do not have other contractual rights; therefore we account for this joint venture under the equity method of accounting.

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

Investments in available-for-sale equity securities with gross unrealized losses as of March 31, 2017, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary. Accordingly, there are no other-than-temporary impairments in accumulated other comprehensive income related to available-for-sale equity securities as of March 31, 2017, and December 31, 2016.

The following table summarizes our investments as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Available-for-sale equity securities, cost basis	$44,383	$41,392
Unrealized gains	36,713	25,076
Unrealized losses	(6,866)	(5,783)
Available-for-sale equity securities, at fair value	74,230	60,685
Investments accounted for under cost method	320,241	281,792
Total investments	$394,471	$342,477

The following table presents the components of our investment income classified within other income in the accompanying consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2017	2016
Investment gains	$1,795	$5,891
Investment losses	(308)	(1,782)
Investment income	$1,487	$4,109

6.	Other assets

The following table summarizes the components of other assets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Acquired below-market ground leases	$12,856	$12,913
Acquired in-place leases	57,214	63,408
Deferred compensation plan	12,943	11,632
Deferred financing costs – $1.65 billion unsecured senior line of credit	13,311	14,239
Deposits	5,083	3,302
Furniture, fixtures, and equipment, net	12,304	12,839
Interest rate hedge assets	4,463	4,115
Net investment in direct financing lease	37,680	37,297
Notes receivable	674	694
Prepaid expenses	14,895	9,724
Property, plant, and equipment	20,909	19,891
Other assets	14,230	11,143
Total	$206,562	$201,197

The components of our net investment in direct financing lease as of March 31, 2017 and December 31, 2016 are summarized in the table below (in thousands):

	March 31, 2017	December 31, 2016
Gross investment in direct financing lease	$264,954	$264,954
Less: unearned income	(227,274)	(227,657)
Net investment in direct financing lease	$37,680	$37,297

Future minimum lease payments to be received under our direct financing lease as of March 31, 2017, were as follows (in thousands):

Year	Total
2017	$1,044
2018	1,607
2019	1,655
2020	1,705
2021	1,756
Thereafter	256,996
Total	$264,763

7.	Fair value measurements

We provide fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) significant other observable inputs, and (iii) significant unobservable inputs. Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2017 and 2016.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016 (in thousands):

		March 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$74,230	$74,230	$—	$—
Interest rate hedge agreements	$4,463	$—	$4,463	$—
Liabilities:
Interest rate hedge agreements	$1,813	$—	$1,813	$—

		December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$60,685	$60,685	$—	$—
Interest rate hedge agreements	$4,115	$—	$4,115	$—
Liabilities:
Interest rate hedge agreements	$3,587	$—	$3,587	$—

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, tenant security deposits, and preferred stock liability approximate fair value. Our available-for-sale equity securities and our interest rate hedge agreements have been recognized at fair value. Refer to Note 5 – “Investments” and Note 9 – “Interest Rate Hedge Agreements” to these consolidated financial statements for further details. The fair values of our secured notes payable, unsecured senior notes payable, $1.65 billion unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

7.	Fair value measurements (continued)

As of March 31, 2017, and December 31, 2016, the book and estimated fair values of our available-for-sale equity securities, interest rate hedge agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Available-for-sale equity securities	$74,230	$74,230	$60,685	$60,685
Interest rate hedge agreements	$4,463	$4,463	$4,115	$4,115

Liabilities:
Interest rate hedge agreements	$1,813	$1,813	$3,587	$3,587
Secured notes payable	$1,083,758	$1,087,324	$1,011,292	$1,016,782
Unsecured senior notes payable	$2,799,508	$2,888,833	$2,378,262	$2,431,470
Unsecured senior line of credit	$—	$—	$28,000	$27,998
Unsecured senior bank term loans	$547,420	$552,590	$746,471	$750,422

Nonrecurring fair value measurements

Refer to “Sale of Real Estate” in Note 3 – “Investments in Real Estate” and Note 14 – “Assets Classified as Held for Sale” to these consolidated financial statements for further discussion.

8.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of March 31, 2017 (dollars in thousands):

	Fixed-Rate/Hedged Variable-Rate	Unhedged Variable-Rate			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate (1)
Secured notes payable	$868,597	$215,161	$1,083,758	24.5%	3.64%	3.3
Unsecured senior notes payable	2,799,508	—	2,799,508	63.1	4.16	7.5
$1.65 billion unsecured senior line of credit	—	—	—	—	N/A	4.6
2019 Unsecured Senior Bank Term Loan	199,361	—	199,361	4.5	3.00	1.8
2021 Unsecured Senior Bank Term Loan	348,059	—	348,059	7.9	2.44	3.8
Total/weighted average	$4,215,525	$215,161	$4,430,686	100.0%	3.84%	6.0
Percentage of total debt	95%	5%	100%

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of debt premiums (discounts), amortization of loan fees, and other bank fees.

8.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal payments as of March 31, 2017 (dollars in thousands):

	Stated Rate		Weighted-Average Interest Rate (1)	Maturity		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/Premium
Debt				Date (2)		2017	2018	2019	2020	2021	Thereafter	Principal		Total
Secured notes payable
Greater Boston	L+1.35%		2.93%	8/23/18		$—	$212,289	$—	$—	$—	$—	$212,289	$(1,020)	$211,269
Greater Boston	L+1.50%		2.77	1/28/19	(3)	—	—	288,269	—	—	—	288,269	(2,188)	286,081
Greater Boston	L+2.00%		3.34	4/20/19	(3)	—	—	137,603	—	—	—	137,603	(2,764)	134,839
Greater Boston, Seattle, and Maryland	7.75%		8.15	4/1/20		1,387	1,979	2,138	104,352	—	—	109,856	(1,002)	108,854
San Diego	4.66%		4.93	1/1/23		1,026	1,608	1,687	1,762	1,852	28,201	36,136	(378)	35,758
Greater Boston	3.93%		3.19	3/10/23		—	1,091	1,505	1,566	1,628	76,210	82,000	3,212	85,212
Greater Boston	4.82%		3.36	2/6/24		—	2,720	3,090	3,217	3,406	190,567	203,000	17,952	220,952
San Francisco	6.50%		6.66	7/1/36		20	22	23	25	26	677	793	—	793
Secured debt weighted-average interest rate/subtotal	3.95%		3.64			2,433	219,709	434,315	110,922	6,912	295,655	1,069,946	13,812	1,083,758

2019 Unsecured Senior Bank Term Loan	L+1.20%		3.00	1/3/19		—	—	200,000	—	—	—	200,000	(639)	199,361
2021 Unsecured Senior Bank Term Loan	L+1.10%		2.44	1/15/21		—	—	—	—	350,000	—	350,000	(1,941)	348,059
$1.65 billion unsecured senior line of credit	L+1.00%	(4)	N/A	10/29/21		—	—	—	—	—	—	—	—	—
Unsecured senior notes payable	2.75%		2.96	1/15/20		—	—	—	400,000	—	—	400,000	(2,211)	397,789
Unsecured senior notes payable	4.60%		4.75	4/1/22		—	—	—	—	—	550,000	550,000	(3,244)	546,756
Unsecured senior notes payable	3.90%		4.04	6/15/23		—	—	—	—	—	500,000	500,000	(3,669)	496,331
Unsecured senior notes payable	4.30%		4.52	1/15/26		—	—	—	—	—	300,000	300,000	(4,229)	295,771
Unsecured senior notes payable	3.95%		4.14	1/15/27		—	—	—	—	—	350,000	350,000	(4,876)	345,124
Unsecured senior notes payable	3.95%		4.10	1/15/28		—	—	—	—	—	425,000	425,000	(4,539)	420,461
Unsecured senior notes payable	4.50%		4.62	7/30/29		—	—	—	—	—	300,000	300,000	(2,724)	297,276
Unsecured debt weighted average/subtotal			3.91			—	—	200,000	400,000	350,000	2,425,000	3,375,000	(28,072)	3,346,928
Weighted-average interest rate/total			3.84%			$2,433	$219,709	$634,315	$510,922	$356,912	$2,720,655	$4,444,946	$(14,260)	$4,430,686

Balloon payments						$—	$212,289	$625,872	$503,979	$350,000	$2,708,417	$4,400,557	$—	$4,400,557
Principal amortization						2,433	7,420	8,443	6,943	6,912	12,238	44,389	(14,260)	30,129
Total debt						$2,433	$219,709	$634,315	$510,922	$356,912	$2,720,655	$4,444,946	$(14,260)	$4,430,686

Fixed-rate/hedged variable-rate debt						$2,433	$157,420	$481,443	$510,922	$356,912	$2,720,655	$4,229,785	$(14,260)	$4,215,525
Unhedged variable-rate debt						—	62,289	152,872	—	—	—	215,161	—	215,161
Total debt						$2,433	$219,709	$634,315	$510,922	$356,912	$2,720,655	$4,444,946	$(14,260)	$4,430,686

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

(4)
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

3.95% Unsecured senior notes payable due in 2028

In March 2017, we completed a $425.0 million public offering of our unsecured senior notes payable due on January 15, 2028, at a stated interest rate of 3.95%. The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company. The unsecured senior notes payable rank equally in right of payment with all other unsecured senior indebtedness. However, the unsecured senior notes payable are subordinate to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P. We used the net proceeds, after discounts and issuance costs, of $420.5 million to repay outstanding borrowings under our $1.65 billion unsecured senior line of credit.

Repayment of unsecured senior bank term loans

During the three months ended March 31, 2017, we repaid $200 million of our 2019 Unsecured Senior Bank Term Loan to reduce the total outstanding balance from $400 million to $200 million and recognized a loss of $670 thousand related to the write-off of unamortized loan fees.

Secured construction loans

The following table summarizes our secured construction loans as of March 31, 2017 (dollars in thousands):

Property/Market	Stated Rate	Maturity Date		Outstanding Principal Balance	Remaining Commitments	Aggregate Commitments
75/125 Binney Street/Greater Boston	L+1.35%	8/23/18		$212,289	$38,111	$250,400
50 and 60 Binney Street/Greater Boston	L+1.50%	1/28/19	(1)	288,269	61,731	350,000
100 Binney Street/Greater Boston	L+2.00%	4/20/19	(2)	137,603	166,678	304,281
				$638,161	$266,520	$904,681

(1)	We have two, one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions.

(2)	We have two, one-year options to extend the stated maturity date to April 20, 2021, subject to certain conditions.

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Gross interest	$42,948	$36,954
Capitalized interest	(13,164)	(12,099)
Interest expense	$29,784	$24,855

9.	Interest rate hedge agreements

We use interest rate derivatives to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured notes payable, and to manage our exposure to interest rate volatility. Our derivative instruments include interest rate swaps and interest rate caps.

In our interest rate hedge agreements, the ineffective portion of the change in fair value is required to be recognized directly in earnings. During the three months ended March 31, 2017 and 2016, our interest rate hedge agreements were 100% effective; as a result, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate hedge agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $676 thousand in accumulated other comprehensive income to earnings as an increase to interest expense. As of March 31, 2017, and December 31, 2016, the fair values of our interest rate swap and cap agreements aggregating an asset balance were classified in other assets, and the fair value of our interest rate swap agreements aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 7 – “Fair Value Measurements” to these unaudited consolidated financial statements for further details. Under our interest rate hedge agreements, we have no collateral posting requirements.

We have agreements with certain of our derivative counterparties that contain a provision wherein we could be declared in default on our derivative obligations (i) if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness or (ii) if we default on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If we had breached any of these provisions as of March 31, 2017, we could have been required to settle our obligations under the agreements at their termination value of $1.1 million.

During April 2017, we executed three interest rate swap agreements with notional amounts aggregating $250 million at a weighted-average fixed pay rate of 1.71%. Two of these agreements had an aggregate notional amount of $150 million at a weighted-average fixed pay rate of 1.60%, effective March 29, 2018. One interest rate swap agreement was executed with a notional amount of $100 million at a fixed pay rate of 1.89%, effective March 29, 2019.

We had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk as of March 31, 2017 (dollars in thousands):

Interest Rate Hedge Type			Number of Contracts	Weighted-Average Interest Pay/ Cap Rate(1)	Fair Value as of 3/31/17		Notional Amount in Effect as of
	Effective Date	Maturity Date					3/31/17	12/31/17	12/31/18	12/31/19
Swap	March 31, 2017	March 31, 2018	15	1.31%	$(682)		$900,000	$900,000	$—	$—
Cap	July 29, 2016	April 20, 2019	2	2.00%	231		73,000	126,000	150,000	—
Swap	March 29, 2018	March 31, 2019	6	1.01%	3,101		—	—	450,000	—
Swap	March 29, 2018	March 31, 2019	2	1.60%	N/A	(2)	—	—	150,000	—
Swap	March 29, 2019	March 31, 2020	1	1.89%	N/A	(2)	—	—	—	100,000
Total					$2,650	(3)	$973,000	$1,026,000	$750,000	$100,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin over LIBOR for borrowings outstanding as of March 31, 2017, as listed under the column heading “Stated Rate” in our summary table of outstanding indebtedness and respective principal payments under Note 8 – “Secured and Unsecured Senior Debt” to these unaudited consolidated financial statements.

(2)	These interest rate swap agreements were executed and designated as cash flow hedges of interest rate risk in April 2017.

(3)
This total represents the net of the fair value of interest rate hedges in an asset position of $4.5 million and the fair value of interest rate hedges in a liability position of $1.8 million. Refer to Note 7 – “Fair Value Measurements” to these unaudited consolidated financial statements for further information.

10.	Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Accounts payable and accrued expenses	$391,030	$366,174
Acquired below-market leases	87,648	59,509
Conditional asset retirement obligations	4,279	3,095
Deferred rent liabilities	27,878	34,426
Interest rate hedge liabilities	1,813	3,587
Unearned rent and tenant security deposits	239,136	231,416
Other liabilities	30,853	33,464
Total	$782,637	$731,671

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

We use income from continuing operations attributable to our common stockholders as the “control number” in determining whether potential common shares are dilutive or antidilutive to EPS. Pursuant to the presentation and disclosure literature on gains or losses on sales or disposals by REITs and EPS required by the SEC and the FASB, gains or losses on sales or disposals by a REIT that do not qualify as discontinued operations are classified below income from discontinued operations in the consolidated statements of income and included in the numerator for the computation of EPS for income from continuing operations.

In March 2017, we entered into agreements to sell an aggregate of 6.9 million shares of our common stock, which consists of an initial issuance of 2.1 million shares and the remaining 4.8 million shares subject to forward equity sales agreements, at a public offering price of $108.55 per share, less issuance costs and underwriters’ discount. We issued the initial 2.1 million shares at closing in March 2017 for net proceeds, after underwriters’ discount and issuance costs, of $217.8 million and expect to settle the forward equity sales agreements on the remaining 4.8 million shares of common stock no later than March 2018, for net proceeds of $495.5 million, after underwriters’ discount and issuance costs, with further adjustments as provided for in the sales agreements.

To account for the forward equity sales agreements, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity sales agreements were not liabilities as they did not embody obligations to repurchase our shares nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We then evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

We also considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. We use the treasury method to determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement. The number of weighted-average shares outstanding – diluted used in the computation of EPS for the three months ended March 31, 2017, includes the effect from the assumed issuance of 4.8 million shares pursuant to the settlement of the forward equity sales agreements at the contractual price, less the assumed repurchase of common shares at the average market price using the net proceeds of $495.5 million, adjusted as provided for in the forward equity sales agreements. The impact to our weighted-average shares – diluted for the three months ended March 31, 2017, was 53 thousand weighted-average incremental shares.

For purposes of calculating diluted EPS, we did not assume conversion of our 7.00% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) for the three months ended March 31, 2017 and 2016, since the result was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods. Our 6.45% Series E cumulative redeemable preferred stock (“Series E Redeemable Preferred Stock”) is not convertible to common stock and, therefore, is not dilutive. Refer to “7.00% Series D Cumulative Convertible Preferred Stock Repurchases” in Note 12 – “Stockholders’ Equity” to these unaudited consolidated financial statements for further discussion of the partial redemption of our Series D Convertible Preferred Stock.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our Series D Convertible Preferred Stock and forward equity sales agreements are not participating securities, and are not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.

11.	Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income	$47,555	$9,966
Net income attributable to noncontrolling interests	(5,844)	(4,030)
Dividends on preferred stock	(3,784)	(5,907)
Preferred stock redemption charge	(11,279)	(3,046)
Net income attributable to unvested restricted stock awards	(987)	(801)
Numerator for basic and diluted EPS – net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$25,661	$(3,818)

Denominator for basic EPS – weighted-average shares of common stock outstanding	88,147	72,584
Dilutive effect of forward equity sales agreements	53	—
Denominator for diluted EPS – adjusted – weighted-average shares of common stock outstanding	88,200	72,584
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted
Net income (loss) per share	$0.29	$(0.05)

12.	Stockholders’ equity

ATM common stock offering program

In October 2016, we established an ATM common stock offering program, which allows us to sell up to an aggregate of $600.0 million of our common stock. We did not sell any shares under our ATM program during the three months ended March 31, 2017. As of March 31, 2017, the remaining aggregate amount available under our current program for future sales of common stock is $245.8 million.

Forward equity sales agreements

Refer to Note 11 – “Earnings per Share” to these unaudited consolidated financial statements for discussion related to our forward equity sales agreements executed in March 2017.

7.00% Series D cumulative convertible preferred stock repurchases

During the three months ended March 31, 2017, we repurchased, in privately negotiated transactions, 501,115 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $17.9 million, or $35.79 per share. We recognized a preferred stock redemption charge of $5.8 million during the three months ended March 31, 2017, including the write-off of original issuance costs of approximately $391 thousand.

6.45% Series E cumulative redeemable preferred stock redemption

In March 2017, we announced the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share plus accrued dividends. As of this announcement, we reclassified the $130.0 million par value outstanding to a preferred stock redemption liability and recognized a preferred stock redemption charge of $5.5 million related to the write-off of original issuance costs. We completed the redemption on April 14, 2017.

12.	Stockholders’ equity (continued)

Dividends

In March 2017, we declared cash dividends on our common stock for the three months ended March 31, 2017, aggregating $75.6 million, or $0.83 per share. Also in March 2017, we declared cash dividends on our Series D Convertible Preferred Stock for the three months ended March 31, 2017, aggregating approximately $1.3 million, or $0.4375 per share. Additionally, we declared cash dividends on our Series E Redeemable Preferred Stock for the three months ended March 31, 2017, aggregating approximately $2.1 million, or $0.403125 per share. In April 2017, we paid the cash dividends on our common stock, Series D Convertible Preferred Stock, and Series E Redeemable Preferred Stock for the three months ended March 31, 2017.

Accumulated other comprehensive income

Accumulated other comprehensive income attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Net Unrealized Gain (Loss) on:
	Available-for- Sale Equity Securities	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2016	$19,293	$405	$(14,343)	$5,355

Other comprehensive income before reclassifications	10,421	1,217	1,012	12,650
Amounts reclassified from other comprehensive income	133	905	2,421	3,459
	10,554	2,122	3,433	16,109
Amounts attributable to noncontrolling interests	—	—	(4)	(4)
Net other comprehensive income	10,554	2,122	3,429	16,105

Balance as of March 31, 2017	$29,847	$2,527	$(10,914)	$21,460
Preferred stock and excess stock authorizations

Our charter authorizes the issuance of up to 100.0 million shares of preferred stock, of which 3.0 million shares were issued and outstanding as of March 31, 2017. All 5.2 million outstanding shares of our Series E Redeemable Preferred Stock as of March 31, 2017, were redeemed in April 2017. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of March 31, 2017.

13.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned nine projects as of March 31, 2017, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

In 2016, we sold partial interests in 10290 Campus Point Drive and 10300 Campus Point Drive. As described in Note 3 – “Investments in Real Estate” to these consolidated financial statements, since we retained controlling interests in both joint ventures following the sales and continued to consolidate these entities, we accounted for the proceeds received as equity financing transactions. These transactions did not qualify as sales of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost.

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

As of March 31, 2017, one building aggregating 20,580 RSF in North America and two operating properties aggregating 634,328 RSF located in China were classified as held for sale, none of which met the criteria for classification as discontinued operations in our consolidated financial statements. For additional information, refer to Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies” to these unaudited consolidated financial statements.

Assets classified as held for sale in North America

The following is a summary of net assets as of March 31, 2017, and December 31, 2016, for our real estate investments in North America that were classified as held for sale (in thousands):

	March 31, 2017	December 31, 2016
Total assets	$916	$3,375
Total liabilities	—	—
Net assets classified as held for sale – North America	$916	$3,375

Assets classified as held for sale in Asia

As of March 31, 2017, we had two operating properties aggregating 634,328 RSF remaining in China, which continued to meet the classification as held for sale. We expect to complete the transactions of our remaining real estate investments in Asia over the next several quarters.

The following is a summary of net assets as of March 31, 2017, and December 31, 2016, for our real estate investments in Asia that were classified as held for sale (in thousands):

	March 31, 2017	December 31, 2016
Total assets	$40,375	$39,643
Total liabilities	(2,284)	(2,342)
Total accumulated other comprehensive income	509	828
Net assets classified as held for sale – Asia	$38,600	$38,129

15.	Subsequent events

In April 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock. Refer to Note 12 – “Stockholders’ Equity” to these unaudited consolidated financial statements for further discussion.

During April 2017, we executed three interest rate swap agreements, with notional amounts aggregating $250 million at a weighted-average fixed pay rate of 1.71%. Two interest rate swap agreements were executed with an aggregate notional amount of $150 million at a fixed pay rate of 1.60%, effective March 29, 2018, along with one swap agreement executed with a notional amount of $100 million at a fixed pay rate of 1.89%, effective March 29, 2019.

16.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016, the condensed consolidating statements of income and comprehensive income for the three months ended March 31, 2017 and 2016, and the condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information on a consolidated basis. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of March 31, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$9,470,667	$—	$9,470,667
Investments in unconsolidated real estate JV	—	—	50,457	—	50,457
Cash and cash equivalents	82,436	—	68,773	—	151,209
Restricted cash	98	—	18,222	—	18,320
Tenant receivables	—	—	9,979	—	9,979
Deferred rent	—	—	364,348	—	364,348
Deferred leasing costs	—	—	202,613	—	202,613
Investments	—	4,411	390,060	—	394,471
Investments in and advances to affiliates	8,514,012	7,729,100	157,375	(16,400,487)	—
Other assets	47,122	—	159,440	—	206,562
Total assets	$8,643,668	$7,733,511	$10,891,934	$(16,400,487)	$10,868,626
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$1,083,758	$—	$1,083,758
Unsecured senior notes payable	2,799,508	—	—	—	2,799,508
Unsecured senior line of credit	—	—	—	—	—
Unsecured senior bank term loans	547,420	—	—	—	547,420
Accounts payable, accrued expenses, and tenant security deposits	135,514	—	647,123	—	782,637
Dividends payable	78,795	—	181	—	78,976
Preferred stock redemption liability	130,000	—	—	—	130,000
Total liabilities	3,691,237	—	1,731,062	—	5,422,299
Redeemable noncontrolling interests	—	—	11,320	—	11,320
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	4,952,431	7,733,511	8,666,976	(16,400,487)	4,952,431
Noncontrolling interests	—	—	482,576	—	482,576
Total equity	4,952,431	7,733,511	9,149,552	(16,400,487)	5,435,007
Total liabilities, noncontrolling interests, and equity	$8,643,668	$7,733,511	$10,891,934	$(16,400,487)	$10,868,626

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$9,077,972	$—	$9,077,972
Investments in unconsolidated real estate JV	—	—	50,221	—	50,221
Cash and cash equivalents	30,603	—	94,429	—	125,032
Restricted cash	102	—	16,232	—	16,334
Tenant receivables	—	—	9,744	—	9,744
Deferred rent	—	—	335,974	—	335,974
Deferred leasing costs	—	—	195,937	—	195,937
Investments	—	4,440	338,037	—	342,477
Investments in and advances to affiliates	8,152,965	7,444,919	151,594	(15,749,478)	—
Other assets	45,646	—	155,551	—	201,197
Total assets	$8,229,316	$7,449,359	$10,425,691	$(15,749,478)	$10,354,888
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$1,011,292	$—	$1,011,292
Unsecured senior notes payable	2,378,262	—	—	—	2,378,262
Unsecured senior line of credit	28,000	—	—	—	28,000
Unsecured senior bank term loans	746,471	—	—	—	746,471
Accounts payable, accrued expenses, and tenant security deposits	104,044	—	627,627	—	731,671
Dividends payable	76,743	—	171	—	76,914
Total liabilities	3,333,520	—	1,639,090	—	4,972,610
Redeemable noncontrolling interests	—	—	11,307	—	11,307
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	4,895,796	7,449,359	8,300,119	(15,749,478)	4,895,796
Noncontrolling interests	—	—	475,175	—	475,175
Total equity	4,895,796	7,449,359	8,775,294	(15,749,478)	5,370,971
Total liabilities, noncontrolling interests, and equity	$8,229,316	$7,449,359	$10,425,691	$(15,749,478)	$10,354,888

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended March 31, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$207,193	$—	$207,193
Tenant recoveries	—	—	61,346	—	61,346
Other income	3,983	11	2,981	(4,637)	2,338
Total revenues	3,983	11	271,520	(4,637)	270,877

Expenses:
Rental operations	—	—	77,087	—	77,087
General and administrative	19,246	—	4,620	(4,637)	19,229
Interest	27,118	—	2,666	—	29,784
Depreciation and amortization	1,709	—	95,474	—	97,183
Loss on early extinguishment of debt	670	—	—	—	670
Total expenses	48,743	—	179,847	(4,637)	223,953

Equity in earnings of unconsolidated real estate JV	—	—	361	—	361
Equity in earnings of affiliates	86,471	82,848	1,632	(170,951)	—
Gain on sales of real estate – rental properties	—	—	270	—	270
Net income	41,711	82,859	93,936	(170,951)	47,555
Net income attributable to noncontrolling interests	—	—	(5,844)	—	(5,844)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	41,711	82,859	88,092	(170,951)	41,711
Dividends on preferred stock	(3,784)	—	—	—	(3,784)
Preferred stock redemption charge	(11,279)	—	—	—	(11,279)
Net income attributable to unvested restricted stock awards	(987)	—	—	—	(987)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$25,661	$82,859	$88,092	$(170,951)	$25,661

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended March 31, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$158,276	$—	$158,276
Tenant recoveries	—	—	52,597	—	52,597
Other income (loss)	3,075	(4)	5,741	(3,596)	5,216
Total revenues	3,075	(4)	216,614	(3,596)	216,089

Expenses:
Rental operations	—	—	65,837	—	65,837
General and administrative	14,318	—	4,466	(3,596)	15,188
Interest	19,222	—	5,633	—	24,855
Depreciation and amortization	1,614	—	69,252	—	70,866
Impairment of real estate	—	—	28,980	—	28,980
Total expenses	35,154	—	174,168	(3,596)	205,726

Equity in losses of unconsolidated real estate JVs	—	—	(397)	—	(397)
Equity in earnings of affiliates	38,015	30,679	639	(69,333)	—
Net income	5,936	30,675	42,688	(69,333)	9,966
Net income attributable to noncontrolling interests	—	—	(4,030)	—	(4,030)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	5,936	30,675	38,658	(69,333)	5,936
Dividends on preferred stock	(5,907)	—	—	—	(5,907)
Preferred stock redemption charge	(3,046)	—	—	—	(3,046)
Net income attributable to unvested restricted stock awards	(801)	—	—	—	(801)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(3,818)	$30,675	$38,658	$(69,333)	$(3,818)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended March 31, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$41,711	$82,859	$93,936	$(170,951)	$47,555
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	(44)	10,465	—	10,421
Reclassification adjustments for losses included in net income	—	3	130	—	133
Unrealized gains (losses) on available-for-sale equity securities, net	—	(41)	10,595	—	10,554

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	1,299	—	(82)	—	1,217
Reclassification adjustment for amortization of interest expense included in net income	904	—	1	—	905
Unrealized gains (losses) on interest rate hedge agreements, net	2,203	—	(81)	—	2,122

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	1,012	—	1,012
Reclassification adjustments for losses included in net income	—	—	2,421	—	2,421
Unrealized gains on foreign currency translation, net	—	—	3,433	—	3,433

Total other comprehensive income (loss)	2,203	(41)	13,947	—	16,109
Comprehensive income	43,914	82,818	107,883	(170,951)	63,664
Less: comprehensive income attributable to noncontrolling interests	—	—	(5,848)	—	(5,848)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$43,914	$82,818	$102,035	$(170,951)	$57,816

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended March 31, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$5,936	$30,675	$42,688	$(69,333)	$9,966
Other comprehensive (loss) income
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	(23)	(47,400)	—	(47,423)
Reclassification adjustments for losses (gains) included in net income	—	11	(7,037)	—	(7,026)
Unrealized gains (losses) on available-for-sale equity securities, net	—	(12)	(54,437)	—	(54,449)

Unrealized (losses) gains on interest rate hedge agreements:
Unrealized interest rate hedge (losses) gains arising during the period	(6,961)	—	—	—	(6,961)
Reclassification adjustment for amortization of interest expense included in net income	158	—	—	—	158
Unrealized (losses) gains on interest rate hedge agreements, net	(6,803)	—	—	—	(6,803)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	3,528	—	3,528
Unrealized gains on foreign currency translation, net	—	—	3,528	—	3,528

Total other comprehensive loss	(6,803)	(12)	(50,909)	—	(57,724)
Comprehensive (loss) income	(867)	30,663	(8,221)	(69,333)	(47,758)
Less: comprehensive income attributable to noncontrolling interests	—	—	(4,030)	—	(4,030)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(867)	$30,663	$(12,251)	$(69,333)	$(51,788)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended March 31, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$41,711	$82,859	$93,936	$(170,951)	$47,555
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,709	—	95,474	—	97,183
Loss on early extinguishment of debt	670	—	—	—	670
Gain on sales of real estate – rental properties	—	—	(270)	—	(270)
Equity in earnings of unconsolidated real estate joint venture	—	—	(361)	—	(361)
Distributions of earnings from unconsolidated real estate joint venture	—	—	125	—	125
Amortization of loan fees	1,887	—	1,008	—	2,895
Amortization of debt discounts (premiums)	140	—	(736)	—	(596)
Amortization of acquired below-market leases	—	—	(5,359)	—	(5,359)
Deferred rent	—	—	(35,592)	—	(35,592)
Stock compensation expense	5,252		—	—	5,252
Equity in earnings of affiliates	(86,471)	(82,848)	(1,632)	170,951	—
Investment gains	—	(15)	(1,780)	—	(1,795)
Investment losses	—	4	304	—	308
Changes in operating assets and liabilities:
Restricted cash	4	—	(184)	—	(180)
Tenant receivables	—	—	(235)	—	(235)
Deferred leasing costs	—	—	(16,072)	—	(16,072)
Other assets	(3,686)	—	(301)	—	(3,987)
Accounts payable, accrued expenses, and tenant security deposits	32,896	—	(14,973)	—	17,923
Net cash (used in) provided by operating activities	(5,888)	—	113,352	—	107,464

Investing Activities
Proceeds from sales of real estate	—	—	2,827	—	2,827
Additions to real estate	—	—	(218,473)	—	(218,473)
Purchase of real estate	—	—	(217,643)	—	(217,643)
Deposits for investing activities	—	—	3,200	—	3,200
Investments in subsidiaries	(274,576)	(201,333)	(4,149)	480,058	—
Additions to investments	—	—	(43,974)	—	(43,974)
Sales of investments	—	—	5,707	—	5,707
Net cash used in investing activities	$(274,576)	$(201,333)	$(472,505)	$480,058	$(468,356)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Three Months Ended March 31, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$73,401	$—	$73,401
Repayments of borrowings from secured notes payable	—	—	(829)	—	(829)
Proceeds from issuance of unsecured senior notes payable	424,384	—	—	—	424,384
Borrowings from unsecured senior line of credit	1,139,000	—	—	—	1,139,000
Repayments of borrowings from unsecured senior line of credit	(1,167,000)	—	—	—	(1,167,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	—	—	—	(200,000)
Transfer to/from parent company	17,367	201,333	261,358	(480,058)	—
Change in restricted cash related to financing activities	—	—	(1,806)	—	(1,806)
Payment of loan fees	(3,957)	—	(378)	—	(4,335)
Repurchases of preferred stock	(17,934)	—	—	—	(17,934)
Proceeds from the issuance of common stock	217,759	—	—	—	217,759
Dividends on common stock	(73,705)	—	—	—	(73,705)
Dividends on preferred stock	(3,617)	—	—	—	(3,617)
Contributions from noncontrolling interests	—	—	6,888	—	6,888
Distributions to noncontrolling interests	—	—	(5,322)	—	(5,322)
Net cash provided by financing activities	332,297	201,333	333,312	(480,058)	386,884

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	185	—	185

Net increase (decrease) in cash and cash equivalents	51,833	—	(25,656)	—	26,177
Cash and cash equivalents as of the beginning of period	30,603	—	94,429	—	125,032
Cash and cash equivalents as of the end of period	$82,436	$—	$68,773	$—	$151,209

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$24,708	$—	$5,372	$—	$30,080

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$(1,693)	$—	$(1,693)

Non-Cash Financing Activities:
Payable for redemption of preferred stock	$130,000	$—	$—	$—	$130,000

16.	Condensed consolidating financial information (continued)

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

Condensed Consolidating Statement of Cash Flows (continued)
for the Three Months Ended March 31, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$64,922	$—	$64,922
Repayments of borrowings from secured notes payable	—	—	(58,657)	—	(58,657)
Principal borrowings from unsecured senior line of credit	555,000	—	—	—	555,000
Repayments of borrowings from unsecured senior line of credit	(407,000)	—	—	—	(407,000)
Transfer to/from parent company	(48,594)	64,275	71,298	(86,979)	—
Change in restricted cash related to financing activities	—	—	8,316	—	8,316
Payment of loan fees	—	—	(377)	—	(377)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(25,618)	—	—	—	(25,618)
Proceeds from the issuance of common stock	25,278	—	—	—	25,278
Dividends on common stock	(56,490)	—	—	—	(56,490)
Dividends on preferred stock	(6,247)	—	—	—	(6,247)
Financing costs paid for sales of noncontrolling interests	—	—	(6,420)	—	(6,420)
Contributions by noncontrolling interests	—	—	—	—	—
Distributions to noncontrolling interests	—	—	(1,927)	—	(1,927)
Net cash provided by financing activities	36,329	64,275	77,155	(86,979)	90,780

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(341)	—	(341)

Net increase in cash and cash equivalents	2,045	—	19,054	—	21,099
Cash and cash equivalents as of the beginning of period	31,982	—	93,116	—	125,098
Cash and cash equivalents as of the end of period	$34,027	$—	$112,170	$—	$146,197

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$8,889	$—	$5,179	$—	$14,068

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$—	$29,197	$29,197

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

•	Market and industry factors such as adverse developments concerning the life science and technology industries and/or our tenants.

•	Government factors such as any unfavorable effects resulting from federal, state, local, and/or foreign government policies, laws, and/or funding levels.

•	Global factors such as negative economic, political, financial, credit market, and/or banking conditions.

•	Other factors such as climate change, cyber intrusions, and/or changes in laws, regulations, and financial accounting standards.

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2016. Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT uniquely focused on collaborative life science and technology campuses in AAA innovation cluster locations with a total market capitalization of $14.5 billion and an asset base in North America of 28.2 million square feet, as of March 31, 2017. The asset base in North America includes 20.1 million RSF of operating properties, including 1.6 million RSF of development and redevelopment of new Class A properties currently undergoing construction. Additionally, the asset base in North America includes 8.1 million SF of future development projects, including 1.5 million SF of near-term projects undergoing marketing for lease and preconstruction activities and 2.0 million SF of other near-term development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. We have a longstanding and proven track record of developing Class A properties clustered in urban life science and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

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

Executive summary

Key highlights

Addition to S&P 500 index
We achieved another significant milestone with the announcement that the S&P Dow Jones Indices added Alexandria to the S&P 500® index. This significant and important recognition reflects our best-in-class team’s ability to successfully execute our differentiated business strategy, which drives our successful operating and financial performance.

Credit rating upgrade
S&P Global Ratings upgraded our corporate credit rating to BBB/Stable from BBB-/Positive.

Strong internal growth

•	Total revenues of $270.9 million, up 25.4%, for the three months ended March 31, 2017, compared to $216.1 million for the three months ended March 31, 2016;

•	Substantial leasing activity and strong rental rate growth, in light of minimal contractual lease expirations at the beginning of 2017 and a highly leased value-creation pipeline:

Three Months Ended March 31, 2017
Total leasing activity – RSF	1,320,781
Lease renewals and re-leasing of space:
Rental rate increases	27.8%
Rental rate increases (cash basis)	17.7%
RSF (included in total leasing activity above)	878,863

•	Executed key leases at average rental rate increases of 25.9% and 17.4% (cash basis) during the three months ended March 31, 2017, included in the statistics above:

•	302,626 RSF, leased to Novartis AG at 100 and 200 Technology Square in our Cambridge submarket;

•	155,685 RSF, leased to Genentech, Inc., a subsidiary of Roche, at 500 Forbes Boulevard in our South San Francisco submarket; and

•	43,625 RSF, leased to Vir Biotechnology, Inc. at 499 Illinois Street in our Mission Bay/SoMa submarket.

•	Same property net operating income growth of 2.6% and 5.5% (cash basis) for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Strong external growth; disciplined allocation of capital to visible, multiyear, highly leased value-creation pipeline

•	Current and recent deliveries of Class A properties in our urban innovation clusters from our value-creation pipeline are expected to significantly increase net operating income:

Delivery Date	RSF (1)	Percentage Leased (1)	Incremental Annual Net Operating Income (1)
2016	1,893,928	94%	$92 million (2)
1Q17	272,612	100%	$16 million
2Q17–4Q17	1,132,505	78%	$79 million to $89 million
(1)    Represents incremental annual net operating income upon stabilization of our development and redevelopment of new Class A properties, including only our share of real estate joint venture projects. RSF and percentage leased represent 100% of each property.
(2)    Delivery of 2016 projects were primarily weighted toward the three months ended December 31, 2016.

•	Key development project placed into service during the three months ended March 31, 2017: 241,276 RSF, leased to Juno Therapeutics, Inc. at 400 Dexter Avenue North in our Lake Union submarket; and

•
Incremental contractual cash rents of $10 million per quarter, or $40 million annually, commenced in April 2017 primarily from our recently developed buildings at 75/125 Binney Street and 50 and 60 Binney Street in our Cambridge submarket.

Increased common stock dividend

•
Common stock dividend for the three months ended March 31, 2017, of $0.83 per common share, up 3 cents, or 4%, over the three months ended March 31, 2016; continuation of our strategy to share growth in cash flows from operating activities with our stockholders, while also retaining a significant portion for reinvestment.

Operating results

	Three Months Ended March 31,
	2017	2016	Change
Net income (loss) attributable to Alexandria’s common stockholders – diluted:
In millions	$25.7	$(3.8)	$29.5	N/A
Per share	$0.29	$(0.05)	$0.34	N/A
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$130.6	$97.1	$33.5	34.5%
Per share	$1.48	$1.34	$0.14	10.4%

Items included in net income (loss) attributable to Alexandria’s common stockholders (amounts are shown after deducting any amounts attributable to noncontrolling interests):
	Three Months Ended March 31,
	2017	2016	2017	2016
(In millions, except per share amounts)	Amount		Per Share – Diluted
Impairment of real estate – Asia	$—	$(29.0)	$—	$(0.40)
Loss on early extinguishment of debt	(0.7)	—	(0.01)	—
Preferred stock redemption charge	(11.3)	(3.0)	(0.12)	(0.04)
Total	$(12.0)	$(32.0)	$(0.13)	$(0.44)
Weighted-average shares of common stock outstanding – diluted			88.2	72.6

Core operating metrics and internal growth

•	Percentage of annual rental revenue in effect from investment-grade tenants as of March 31, 2017: 51%;

•	Percentage of annual rental revenue in effect from Class A properties in AAA locations as of March 31, 2017: 79%;

•
Occupancy for operating properties in North America as of March 31, 2017: 95.5%; a decline of 1.1% from December 31, 2016 primarily relating to 125,409 RSF vacated in the first quarter of 2017 by Eli Lilly and Company at 10300 Campus Point Drive located in our University Town Center submarket as they relocated and expanded into 305,006 RSF at 10290 Campus Point Drive in December 2016;

•	Operating margin for the three months ended March 31, 2017: 72%;

•	Adjusted EBITDA margin for the three months ended March 31, 2017: 67%; and

•	See “Strong Internal Growth” in the section above for information on our leasing activity, rental rate growth, and same property net operating income growth.

External growth

Disciplined allocation of capital to visible, multiyear, highly leased value-creation pipeline

•	See “Key Highlights” of the “Executive Summary” within this Item 2 for information on our value-creation pipeline.

Disciplined management of development pipeline

•	Solid pre-leasing of 5.2 million RSF of ground-up developments that commenced since January 1, 2009.

•	100% pre-leasing on 2.7 million RSF for 16 single-tenant buildings; and

•	38% pre-leasing on 2.5 million RSF for nine multi-tenant buildings.

Strategic acquisitions

•
We completed or entered into several agreements to acquire real estate consisting primarily of land parcels and a redevelopment property aggregating 3.2 million SF across our AAA urban innovation cluster locations for an aggregate purchase price of $412.2 million; and

•	See the “Acquisitions” section within this Item 2 for additional information on our completed and pending strategic acquisitions.

Balance sheet management

•	In February 2017, S&P Global Ratings upgraded our corporate credit rating to BBB/Stable from BBB-/Positive;

•	$14.5 billion total market capitalization as of March 31, 2017;

•	$2.2 billion of liquidity as of March 31, 2017;

•	Net debt to Adjusted EBITDA:
•First quarter of 2017, annualized: 5.9x; 12 months ended March 31, 2017: 6.6x; and
•Fourth quarter of 2017, annualized target range: 5.3x to 5.8x;

•	Fixed-charge coverage ratio:

•	First quarter of 2017, annualized: 4.1x; 12 months ended March 31, 2017: 3.8x; and

•	Fourth quarter of 2017, annualized target: greater than 4.0x;

•	Current and future value-creation pipeline was 11% of gross investments in real estate in North America as of
March 31, 2017, with a December 31, 2017, target of less than 10%; and

•	5% unhedged variable-rate debt as a percentage of total debt as of March 31, 2017.

Key capital events

•	In March 2017, we completed the offering of $425.0 million of unsecured senior notes, due in 2028, at an interest rate of 3.95% for net proceeds of $420.5 million;

•
In March 2017, we entered into an offering to sell an aggregate 6.9 million shares of our common stock, at a public offering price of $108.55 per share. Approximately 60% of the proceeds will fund value-creation acquisitions and construction and 40% will fund balance sheet improvements, including reduction in our projected net debt to Adjusted EBITDA – fourth quarter of 2017 annualized by 0.2x, and redemption of our Series E (“ Series E Redeemable Preferred Stock”). Aggregate net proceeds from the sale, after underwriters’ discount and issuance costs, of $713.3 million consisted of the following:

•	2.1 million shares issued at closing with net proceeds of $217.8 million; and

•
4.8 million shares subject to forward equity sales agreements expiring no later than March 2018, with net proceeds of $495.5 million, which will be further adjusted as provided in the sales agreements:

•
In March 2017, we announced the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share plus accrued dividends. As a result of this announcement, we reclassified the $130.0 million par value outstanding to a preferred stock redemption liability and recognized a preferred stock redemption charge of $5.5 million related to the write-off of original issuance costs. We completed the redemption on April 14, 2017;

•
Repurchased, in privately negotiated transactions, 501,115 shares of our Series D (“Series D Convertible Preferred Stock”) at an aggregate price of $17.9 million, or $35.79 per share, and recognized a preferred stock redemption charge of $5.8 million during the three months ended March 31, 2017; and

•
In March 2017, we repaid $200 million of our 2019 Unsecured Senior Bank Term Loan, to reduce the total outstanding balance from $400 million to $200 million and recognized a loss of $670 thousand related to the write-off of unamortized loan fees.

Corporate social responsibility/thought leadership

•	50% of total annual rental revenue expected from LEED certified projects upon completion of in-process projects;

•	In January 2017, 75/125 Binney Street at Alexandria Center® at Kendall Square achieved LEED Gold certification from the U.S. Green Building Council;

•
In March 2017, Alexandria and Joel S. Marcus were honored to chair the U.S. Navy SEAL Foundation’s Ninth Annual Benefit Dinner in New York City. The event raised a record-breaking $12.8 million to support the Navy SEAL Foundation’s mission-critical work providing vital services for U.S. Navy SEAL families and included support from 100% of Alexandria’s employees;

•	In February 2017, Alexandria convened the Alexandria Summit® – Innovate Ag 2017 in New York City.

Subsequent events in April 2017

•	Executed three interest rate swap agreements:

•	$150 million notional amount at a fixed pay rate of 1.60%, effective March 29, 2018; and

•	$100 million notional amount at a fixed pay rate of 1.89%, effective March 29, 2019.

Operating summary

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended				Year Ended
	March 31, 2017				December 31, 2016
	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent	Cash Basis
(Dollars are per RSF)
Leasing activity:
Renewed/re-leased space (1)
Rental rate changes	27.8%		17.7%		27.6%	12.0%
New rates	$54.59		$50.03		$48.60	$45.83
Expiring rates	$42.72		$42.49		$38.09	$40.92
Rentable square footage	878,863				2,129,608
Number of leases	41				126
Tenant improvements/leasing commissions	$20.91	(2)			$15.69
Weighted-average lease term	6.2 years				5.5 years

Developed/redeveloped/previously vacant space leased
New rates	$23.13	(3)	$14.55	(3)	$50.24	$38.72
Rentable square footage	441,918	(3)			1,260,459
Number of leases	16				53
Tenant improvements/leasing commissions	$2.51				$12.42
Weighted-average lease term	15.3 years				32.6 years

Leasing activity summary (totals):
New rates	$44.06		$38.16		$49.21	$43.19
Rentable square footage	1,320,781	(4)			3,390,067
Number of leases	57	(5)			179
Tenant improvements/leasing commissions	$14.75				$14.48
Weighted-average lease term	9.2 years				15.6 years

Lease expirations: (1)
Expiring rates	$40.50		$40.53		$36.70	$39.32
Rentable square footage	1,144,838				2,484,169
Number of leases	49				166

Leasing activity includes 100% of results for properties managed by us. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for a description of the basis used to compute the measures above.

(1)	Excludes 21 month-to-month leases for 35,665 RSF and 20 month-to-month leases for 31,207 RSF as of March 31, 2017, and December 31, 2016, respectively.

(2)
Includes approximately $3.8 million, or $4.30 per square foot, related to base building work to be performed by tenants for enhancements to common areas and building energy efficiency projects at two of our properties in Cambridge.

(3)
Amounts for the three months ended March 31, 2017 reflect our lease of the existing 232,470 RSF with a leading tennis and fitness facility at 88 Bluxome Street in our Mission Bay/SoMa submarket of San Francisco. Excluding this lease, new rental rates on developed/redeveloped/previously vacant space were $30.60 and $27.84 (cash basis) on 209,448 RSF of total developed/redeveloped/previously vacant space leasing activity.

(4)	During the three months ended March 31, 2017, we granted tenant concessions/free rent averaging 2.6 months with respect to the 1,320,781 RSF leased.

(5)	Approximately 68% of the 57 leases executed during the three months ended March 31, 2017, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of
March 31, 2017:

Year	Number of Leases		RSF		Percentage of Occupied RSF		Annual Rental Revenue (per RSF)		Percentage of Total Annual Rental Revenue

2017	59	(1)	593,561	(1)	3.4%	(1)	$31.79	(1)	2.7%	(1)
2018	117		1,426,548		8.1%		$38.83		7.0%
2019	83		1,454,711		8.3%		$41.03		7.5%
2020	90		1,892,243		10.7%		$38.79		9.2%
2021	74		1,629,965		9.2%		$42.46		8.7%
2022	57		1,193,068		6.8%		$46.09		6.9%
2023	33		1,618,375		9.2%		$42.78		8.7%
2024	20		1,121,672		6.4%		$45.17		6.4%
2025	15		453,982		2.6%		$48.45		2.8%
2026	17		716,922		4.1%		$43.85		4.0%
Thereafter	49		5,527,161		31.2%		$51.99		36.1%

Lease expirations include 100% of the RSF for each property managed by us in North America.

(1)	Excludes 21 month-to-month leases for 35,665 RSF.

The following tables present information by market with respect to our lease expirations in North America as of March 31, 2017, for the remainder of 2017 and all of 2018:

	2017 Contractual Lease Expirations							Annual Rental Revenue (per RSF)
	Leased		Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases		Total (1)
Market
Greater Boston	8,893		42,054	—	62,329		113,276	$41.27
San Francisco	68,079		—	—	1,184		69,263	58.75
New York City	—		—	—	15,919		15,919	N/A
San Diego	129,687	(3)	11,932	—	50,776		192,395	27.04
Seattle	22,471		—	—	6,180		28,651	47.69
Maryland	—		24,027	—	3,868		27,895	19.03
Research Triangle Park	53,167		33,916	—	31,714		118,797	16.01
Canada	—		—	—	—		—	—
Non-cluster markets	—		—	—	27,365		27,365	22.58
Total	282,297		111,929	—	199,335		593,561	$31.79
Percentage of expiring leases	48%		19%	—%	33%		100%

	2018 Contractual Lease Expirations							Annual Rental Revenue (per RSF)
	Leased		Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases		Total
Market
Greater Boston	18,263		71,025	—	426,774	(2)	516,062	$50.54
San Francisco	34,623		—	—	268,641		303,264	42.17
New York City	—		—	—	4,941		4,941	N/A
San Diego	15,611		—	—	240,341		255,952	33.88
Seattle	7,770		—	—	15,264		23,034	49.04
Maryland	—		4,925	—	167,411		172,336	15.20
Research Triangle Park	—		—	—	59,666		59,666	26.28
Canada	—		—	—	80,689		80,689	20.71
Non-cluster markets	—		—	—	10,604		10,604	26.58
Total	76,267		75,950	—	1,274,331		1,426,548	$38.83
Percentage of expiring leases	5%		5%	—%	90%		100%

Lease expirations include 100% of the RSF for each property managed by us in North America. Annual rental revenue (per RSF) represents amounts in effect as of March 31, 2017.

(1)	Excludes 21 month-to-month leases for 35,665 RSF.

(2)	Includes 297,191 RSF located in our Cambridge submarket for the remaining expiring leases in 2018.

(3)	Includes one lease aggregating 109,780 RSF that was renewed in April 2017.

Cash Flows from High-Quality, Diversified, and Innovative Tenants

Annual Rental Revenue from Investment-Grade Tenants(1)

51%

Tenant Mix by Annual Rental Revenue(1)

Public Biotechnology
30%
Multinational Pharmaceutical
21%
Life Science Product, Service, and Device
18%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
16%
7%
Private Biotechnology
5%
Technology
3%
Other

(1)	Represents annual rental revenue in effect as of March 31, 2017.

High-Quality Cash Flows from Class A Properties in AAA Locations

AAA Locations
Class A Properties in AAA Locations

San Francisco
19%
New York City
8%
Greater Boston
41%
16%
San Diego
5%
Seattle
6%
Maryland
2%
3%
Research Triangle Park
Other Markets

79%
of ARE’s Annual Rental Revenue(1)
Percentage of ARE’s Annual Rental Revenue(1)
Solid Demand for Class A Properties in AAA Locations Drives Solid Occupancy

Solid Historical Occupancy(2)	Occupancy of Operating Properties across Key Locations as of March 31, 2017

95.5%
96.1%
99.8%
97.8%
91.0%
98.2%
92.6%
97.5%
North America
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle Park

95%
Over 10 Years

(1)	Represents annual rental revenue in effect as of March 31, 2017.

(2)	Average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of March 31, 2017.

Locations of properties

The locations of our properties are diversified among a number of life science and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of March 31, 2017, in North America of our properties by market (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	5,852,281	431,483	—	6,283,764	31%	51	$334,603	41%	$59.50
San Francisco	3,441,926	747,355	—	4,189,281	21	31	153,943	19	44.81
New York City	727,674	—	—	727,674	4	2	62,011	8	87.12
San Diego	3,826,635	202,187	162,156	4,190,978	21	52	128,395	16	36.89
Seattle	989,085	48,835	—	1,037,920	5	11	46,484	5	47.88
Maryland	2,085,196	—	—	2,085,196	11	28	49,711	6	25.74
Research Triangle Park	1,043,726	—	—	1,043,726	5	15	23,775	3	23.36
Canada	256,967	—	—	256,967	1	3	6,474	1	25.41
Non-cluster markets	268,689	—	—	268,689	1	6	6,052	1	25.48
North America	18,492,179	1,429,860	162,156	20,084,195	100%	199	$811,448	100%	$45.94

RSF, number of properties, and annual rental revenue include 100% of each property managed by us in North America. Annual rental revenue amounts represent amounts in effect as of March 31, 2017.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating assets and our assets under redevelopment in each of our North America markets as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	3/31/17		12/31/16	3/31/16	3/31/17		12/31/16	3/31/16
Greater Boston	96.1%		96.2%	97.6%	96.1%		96.2%	96.3%
San Francisco	99.8		99.9	100.0	99.8		99.9	100.0
New York City	97.8		97.3	99.7	97.8		97.3	99.7
San Diego	91.0	(1)	94.3	94.5	87.3	(1)	90.4	80.1
Seattle	98.2		97.6	99.2	98.2		97.6	99.2
Maryland	92.6	(2)	95.8	95.9	92.6	(2)	95.8	95.9
Research Triangle Park	97.5		99.0	98.6	97.5		99.0	98.6
Subtotal	95.6		96.7	97.5	94.7		95.8	93.8
Canada	99.2		99.2	99.3	99.2		99.2	99.3
Non-cluster markets	88.4		87.7	88.1	88.4		87.7	88.1
North America	95.5%		96.6%	97.3%	94.7%		95.7%	93.8%

Occupancy includes 100% of each property managed by us in North America.

(1)
The decline from December 31, 2016, primarily relates to 125,409 RSF vacated in the first quarter of 2017 by Eli Lilly and Company (“Eli Lilly”) at 10300 Campus Point Drive located in our University Town Center submarket. Eli Lilly and Company relocated and expanded into 305,006 RSF at 10290 Campus Point Drive in December 2016. We are in negotiations with a tenant to lease 86,010 RSF.

(2)
The decline from December 31, 2016, primarily relates to 59,838 RSF that became vacant at 930 Clopper Road located in our Gaithersburg submarket. We are actively marketing the property for lease and do not anticipate significant additional capital to be invested to re-tenant the space.

78% of Top 20 Annual Rental Revenue from Investment-Grade Tenants

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.9% of our annual rental revenue in effect as of March 31, 2017. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of March 31, 2017 (dollars in thousands):

		Remaining Lease Term in Years (1)		Aggregate RSF	Annual Rental Revenue (1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Ratings

	Tenant						Moody’s	S&P
1	Illumina, Inc.	13.2		891,495	$31,301	3.9%	—	BBB
2	Takeda Pharmaceutical Company Ltd.	13.0		386,111	30,051	3.7	A1	A-
3	Eli Lilly and Company	12.6		469,266	29,342	3.6	A2	AA-
4	Novartis AG	9.6		377,831	28,630	3.5	Aa3	AA-
5	Sanofi	10.7		446,975	25,163	3.1	A1	AA
6	bluebird bio, Inc.	8.9		338,911	23,566	2.9	—	—
7	Uber Technologies, Inc.	75.7		422,980	22,107	2.7	—	—
8	New York University	13.4		209,224	20,651	2.5	Aa3	AA-
9	Dana-Farber Cancer Institute, Inc.	13.6		254,130	19,512	2.4	A1	—
10	Roche	4.9		343,861	17,597	2.2	A1	AA
11	Amgen Inc.	7.0		407,369	16,838	2.1	Baa1	A
12	Massachusetts Institute of Technology	8.2		256,126	16,554	2.0	Aaa	AAA
13	United States Government	8.2		263,147	14,816	1.8	Aaa	AA+
14	Celgene Corporation	6.4		344,320	14,608	1.8	Baa2	BBB+
15	FibroGen, Inc.	6.6		234,249	14,198	1.7	—	—
16	Biogen Inc.	11.5		305,212	13,278	1.6	Baa1	A-
17	Juno Therapeutics, Inc.	12.0		241,276	12,619	1.6	—	—
18	Merrimack Pharmaceuticals, Inc.	2.3		167,167	11,246	1.4	—	—
19	Bristol-Myers Squibb Company	1.9		251,316	10,743	1.3	A2	A+
20	The Regents of the University of California	6.4		233,527	10,707	1.3	Aa2	AA
	Total/weighted average	13.6	(2)	6,844,493	$383,527	47.1%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)	Based on percentage of aggregate annual rental revenue in effect as of March 31, 2017.

(2)	Excluding Uber Technologies, Inc., the weighted-average remaining lease term for our top 20 tenants is 9.8 years.

Value-creation projects and external growth

Incremental annual net operating income from development and redevelopment of new Class A properties

(1)
Represents incremental annual net operating income upon stabilization of our development and redevelopment of new Class A properties, including only our share of real estate joint venture projects. RSF and percentage leased represent 100% of each property.

(2)	Delivery of 2016 projects were primarily weighted toward the three months ended December 31, 2016.

Green Building, Sustainability, and Health and Wellness

Focus on Green Building, Sustainability, and Health and Wellness

As a Platinum Member of the U.S. Green Building Council, Alexandria is a recognized industry partner that pursues and promotes resource-efficient and healthy business practices that enhance performance for its innovative tenants.

GREEN BUILDING[1]

47 LEED® Certified Projects

8 Million RSF

50 % of ARE's Total Annual Rental Revenue

LEADERSHIP IN ENERGY & ENVIRONMENTAL DESIGN
LEED

5 Platinum

27 Gold

15 Silver

HEALTH and WELLNESS

fitwel

FIRST-IN-CLASS CHAMPION
First company to receive Fitwel certifications. Alexandria achieved three-star — the highest possible rating — at five buildings, and has a total of six Fitwel certifications.

ULI healthy PLACES AWARDS

The Alexandria at Torrey Pines, part of the ARE Sunrise campus, provides fitness, dining, and meeting offerings to promote a healthy lifestyle. The facility received the **ULI HEALTHY PLACE FOR BUSINESS AWARD** in 2016.

CASE STUDIES

75/125 Binney Street, part of our Alexandria Center® at Kendall Square campus, achieved **LEED GOLD** certification from the U.S. Green Building Council. Highlights include reducing energy use by 41% over baseline and providing natural daylight to the interiors and excellent views.

BOMA
2016
The Office Building of the Year Award
Alexandria's Spectrum Collection, Building I

The renovation of our Spectrum I building in Torrey Pines achieved **THE OUTSTANDING BUILDING OF THE YEAR AWARD** in 2016. The award demonstrates Alexandria as a leader in sustainability initiatives and focus.

(1)     Upon completion of 14 in-process LEED certified projects.

Investments in real estate

Our investments in real estate consisted of the following as of March 31, 2017 (dollars in thousands, except per square foot amounts):

	Investments in Real Estate	Occupancy/ Percentage Leased		Square Feet
				Consolidated	Unconsolidated	Total
Investments in real estate – North America:
Rental properties	$9,801,318	95.5%		18,078,380	413,799	18,492,179

Development and redevelopment of new Class A properties:
2017 deliveries	675,206	83.0%	79.0%	1,132,505	—	1,132,505
2018 and 2019 deliveries
Undergoing construction	69,015	65.0%		459,511	—	459,511
Marketing and pre-construction	91,872	N/A		1,473,634	—	1,473,634
2019 and beyond – near-term developments	111,113	N/A		2,010,009		2,010,009
Future development projects	309,343	N/A		4,608,942	—	4,608,942

Gross investments in real estate – North America	11,057,867			27,762,981	413,799	28,176,780

Less: accumulated depreciation	(1,623,228)

Net investments in real estate – North America	9,434,639
Net investments in real estate – Asia	36,028
Investments in real estate	$9,470,667

Solid pre-leasing of ground-up developments

Solid Pre-Leased Percentage: 5.2 Million RSF of Ground-Up Developments Commenced Since January 1, 2009

2.7M RSF
100% pre-leased
Single tenant
2.5M RSF
38% pre-leased
Multiple tenant

Development, redevelopment, and future value-creation of new Class A properties

A key component of our business model is our disciplined allocation of capital to development and redevelopment of new Class A properties located in world-class collaborative life science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable space that meet the real estate requirements of, and are reusable by, a wide range of tenants. A significant number of our active development and redevelopment projects are highly leased and expected to be substantially delivered in the near future. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, and higher rental income, higher return, and greater long-term asset value. Delivery of new Class A properties in our urban innovation cluster locations from our value-creation pipeline is expected to significantly increase net operating income:

Delivery Date	RSF (1)	Percentage Leased (1)	Incremental Annual Net Operating Income (1)
2016	1,893,928	94%	$92 million (2)
1Q17	272,612	100%	$16 million
2Q17–4Q17	1,132,505	78%	$79 million to $89 million
(1)    Represents incremental annual net operating income upon stabilization of our development and redevelopment of new Class A properties, including only our share of real estate joint venture projects. RSF and percentage leased represent 100% of each property.
(2)    Delivery of 2016 projects were primarily weighted toward the three months ended December 31, 2016.

Development projects consist of the ground-up development of generic and reusable facilities. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into office/laboratory and tech office space. We generally will not commence new development projects for aboveground construction of new Class A office/laboratory and tech office space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A properties.

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

External growth – value-creation development and redevelopment of new Class A properties placed into service – trailing 12 months

50 Binney Street	60 Binney Street	11 Hurley Street	1455 and 1515 Third Street	430 East 29th Street
Greater Boston/Cambridge	Greater Boston/Cambridge	Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	New York City/Manhattan
274,734 RSF	255,743 RSF	59,783 RSF	422,980 RSF	418,639 RSF
Sanofi Genzyme	bluebird bio, Inc.	Editas Medicine, Inc.	Uber Technologies, Inc.	Roche/New York University/Others

ARE Spectrum	10290 Campus Point Drive	5200 Illumina Way, Building 6	4796 Executive Drive	400 Dexter Avenue North
San Diego/Torrey Pines	San Diego/University Town Center	San Diego/University Town Center	San Diego/University Town Center	Seattle/Lake Union
31,336 RSF	305,006 RSF	295,609 RSF	61,755 RSF	241,276 RSF
The Medicines Company	Eli Lilly and Company	Illumina, Inc.	Otonomy, Inc.	Juno Therapeutics, Inc.

External growth – value-creation development and redevelopment of new Class A properties placed into service – trailing 12 months (continued)

The following table presents value-creation development and redevelopment of new Class A properties placed into service during the twelve months ended March 31, 2017 (dollars in thousands):

Property/Market/Submarket	Our Ownership Interest	Date Delivered	RSF in Service						Total Project			Unlevered Yields
			Prior to 4/1/16	Placed into Service				Total				Average Cash	Initial Stabilized Cash Basis	Initial Stabilized
				2Q16	3Q16	4Q16	1Q17		Leased	RSF	Investment
Consolidated development projects
50 and 60 Binney Street/ Greater Boston/Cambridge	100%	9/30/16	—	—	530,477	—	—	530,477	99%	530,477	$474,000	8.6%	7.7%	7.9%
1455 and 1515 Third Street/ San Francisco/Mission Bay/SoMa	100%	11/10/16	—	—	—	422,980	—	422,980	100%	422,980	$155,000	14.5%	7.0%	14.4%
430 East 29th Street/ New York City/ Manhattan	100%	Various	356,044	62,595	—	—	—	418,639	100%	418,639	$471,000	7.6%	7.0%	7.1%
ARE Spectrum/San Diego/ Torrey Pines	100%	Various	102,938	—	—	—	31,336	134,274	98%	336,461	$278,000	6.9%	6.1%	6.4%
5200 Illumina Way, Building 6/ San Diego/University Town Center	100%	6/20/16	—	295,609	—	—	—	295,609	100%	295,609	$68,000	8.8%	7.2%	8.6%
4796 Executive Drive/ San Diego/University Town Center	100%	12/1/16	—	—	—	61,755	—	61,755	100%	61,755	$41,000	8.0%	7.0%	7.4%
400 Dexter Avenue North/Seattle/ Lake Union	100%	3/31/17	—	—	—	—	241,276	241,276	89%	290,111	$232,000	7.3%	6.9%	7.2%

Consolidated redevelopment projects
11 Hurley Street/ Greater Boston/Cambridge	100%	9/29/16	—	—	59,783	—	—	59,783	100%	59,783	$36,500	9.8%	8.8%	9.7%
10290 Campus Point Drive/ San Diego/University Town Center	55%	12/2/16	—	—	—	305,006	—	305,006	100%	305,006	$231,000	7.7%	6.8%	7.1%

Unconsolidated joint venture development project
360 Longwood Avenue/ Greater Boston/ Longwood Medical Area	27.5%	Various	262,367	51,040	—	100,392	—	413,799	80%	413,799	$108,965	8.2%	7.3%	7.8%
Total			721,349	409,244	590,260	890,133	272,612	2,883,598

Development of new Class A properties: 2017 deliveries (undergoing construction)

100 Binney Street	510 Townsend Street	505 Brannan Street, Phase I	ARE Spectrum	400 Dexter Avenue North
Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	San Francisco/Mission Bay/SoMa	San Diego/Torrey Pines	Seattle/Lake Union
431,483 RSF	300,000 RSF	150,000 RSF	202,187 RSF	48,835 RSF
Bristol-Myers Squibb Company	Stripe, Inc.	Pinterest, Inc.	Celgene Corporation Vertex Pharmaceuticals Incorporated Wellspring Biosciences LLC	Juno Therapeutics, Inc. ClubCorp Holdings, Inc.

The following table sets forth a summary of our development of new Class A properties anticipated to be delivered in 2017, as of March 31, 2017 (dollars in thousands):

	Project RSF			Percentage			Project Start	Occupancy
Property/Market/Submarket	In Service	CIP	Total	Leased	Negotiating	Total		Initial	Stabilized
ARE Spectrum/San Diego/Torrey Pines	134,274	202,187	336,461	98%	—%	98%	2Q16	1Q17	4Q17
400 Dexter Avenue North/Seattle/Lake Union	241,276	48,835	290,111	89%	11%	100%	2Q15	1Q17	4Q17
5200 Illumina Way, Parking Structure/San Diego/University Town Center	—	N/A	N/A	100%	—%	100%	2Q16	2Q17	2Q17
510 Townsend Street/San Francisco/Mission Bay/SoMa	—	300,000	300,000	100%	—%	100%	3Q15	4Q17	4Q17
100 Binney Street/Greater Boston/Cambridge	—	431,483	431,483	48%	47%	95%	3Q15	4Q17	4Q17
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	—	150,000	150,000	100%	—%	100%	1Q16	4Q17	4Q17
Total	375,550	1,132,505	1,508,055	83%	15%	98%

						Unlevered Yields
Property/Market/Submarket	Our Ownership Interest			Cost to Complete	Total at Completion	Average Cash	Initial Stabilized Cash Basis	Initial Stabilized
		In Service	CIP
ARE Spectrum/San Diego/Torrey Pines	100%	$88,115	$106,506	$83,379	$278,000	6.9%	6.1%	6.4%
400 Dexter Avenue North/Seattle/Lake Union	100%	160,862	28,296	42,842	232,000	7.3%	6.9%	7.2%
5200 Illumina Way, Parking Structure/San Diego/University Town Center	100%	—	34,761	35,239	70,000	7.0%	7.0%	7.0%
510 Townsend Street/San Francisco/Mission Bay/SoMa	100%	—	131,955	106,045	238,000	7.9%	7.0%	7.2%
100 Binney Street/Greater Boston/Cambridge	100%	11,555	296,917	226,528	535,000	7.9%	7.0%	7.7%
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	99.6%	—	76,771	64,229	141,000	8.6%	7.0%	8.2%
Total		$260,532	$675,206	$558,262	$1,494,000

Development and redevelopment of new Class A properties: 2018 and 2019 deliveries (active and marketing pre-construction projects)

399 Binney Street	161 First Street	1655 and 1715 Third Street	213 East Grand Avenue
Greater Boston/Cambridge	Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	San Francisco/South San Francisco
172,500 SF	183,644 SF	580,000 SF	297,355 RSF

279 East Grand Avenue	9625 Towne Centre Drive	1818 Fairview Avenue East	3054 Cornwallis Road
San Francisco/South San Francisco	San Diego/University Town Center	Seattle/Lake Union	Research Triangle Park/RTP
199,000 SF	162,156 SF	188,490 SF	150,000 SF

Development and redevelopment of new Class A properties: 2018 and 2019 deliveries (active and marketing and pre-construction projects) (continued)

The following table sets forth a summary of our development and redevelopment and anticipated near-term commencements of new Class A properties projected to be delivered in 2018 and 2019, as of March 31, 2017 (dollars in thousands):

Property/Market/Submarket	Dev/ Redev	Project RSF			Percentage			Project Start (1)	Occupancy (1)
		In Service	CIP	Total	Leased	Negotiating	Total		Initial	Stabilized
Active construction projects
9625 Towne Centre Drive/San Diego/University Town Center	Redev	—	162,156	162,156	—%	100%	100%	3Q15	4Q18	2018
213 East Grand Avenue/San Francisco/South San Francisco	Dev	—	297,355	297,355	100%	—%	100%	2Q17	1Q19	2019
		—	459,511	459,511	65%	35%	100%
Marketing and pre-construction projects
399 Binney Street (Alexandria Center® at One Kendall Square)/Greater Boston/Cambridge	Dev	—	172,500	172,500	TBD				2018	TBD
3054 Cornwallis Road/Research Triangle Park/RTP (2)	Redev	—	150,000	150,000					2018	TBD
1655 and 1715 Third Street/San Francisco/Mission Bay/SoMa (3)	Dev	—	580,000	580,000	—%	100%	100%	2018	2019	2019
279 East Grand Avenue/San Francisco/South San Francisco	Dev	—	199,000	199,000	TBD				2019	TBD
1818 Fairview Avenue East/Seattle/Lake Union	Dev	—	188,490	188,490					2019	TBD
161 First Street/Greater Boston/Cambridge (4)	Dev	—	183,644	183,644					N/A	N/A
		—	1,473,634	1,473,634

Property/Market/Submarket	Our Ownership Interest	In Service	CIP	Cost to Complete (5)	Total at Completion (5)	Unlevered Yields (5)

Active construction projects
9625 Towne Centre Drive/San Diego/University Town Center	100%	$—	$26,540	TBD	TBD	TBD
213 East Grand Avenue/San Francisco/South San Francisco	100%	—	42,475	TBD	TBD	TBD
		$—	$69,015	TBD	TBD	TBD
Marketing and pre-construction projects
399 Binney Street (Alexandria Center® at One Kendall Square)/Greater Boston/Cambridge	100%	$—	$64,984	TBD
3054 Cornwallis Road/Research Triangle Park/RTP (2)	100%	—	—
1655 and 1715 Third Street/San Francisco/Mission Bay/SoMa (3)	10%	—	—
279 East Grand Avenue/San Francisco/South San Francisco	100%	—	9,842
1818 Fairview Avenue East/Seattle/Lake Union	100%	—	11,308
161 First Street/Greater Boston/Cambridge (4)	100%		5,738
		$—	$91,872

(1)	Anticipated project start dates, and initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.

(2)	The design and budget of these projects are in process, and the estimated project costs with related yields will be disclosed in the future.

(3)	Represents acquisition under contract as of 1Q17, we expect to complete the acquisition during 2Q17.

(4)
Executed an agreement to purchase a 10% interest in a joint venture with Uber and the Golden State Warriors. Our initial cash contribution of $35 million will be funded at closing of the joint venture in 2018. The joint venture will acquire land with completed below-grade improvements to the building foundation and parking garage, and complete vertical construction of two buildings aggregating 580,000 RSF, which will be leased to Uber.

(5)
Represents a multi-family residential development with approximately 130-140 units. As part of our successful efforts to increase the entitlements on our Alexandria Center® at Kendall Square development, we were required to develop two multi-family residential projects, one of which was previously completed and sold. We may market this project for sale.

2019 and beyond – near-term development projects

303 Binney Street	960 Industrial	East 29th Street

5200 Illumina Way	Campus Point Drive	9800 Medical Center Drive

The following table summarizes the key information for our near-term development projects in North America as of March 31, 2017 (dollars in thousands, except per SF amounts):

Property/Submarket	Book Value		Project SF	Per SF
Greater Boston
303 Binney Street/Cambridge	$82,882	(1)	208,965	$397
San Francisco
960 Industrial Road/Greater Stanford	—	(1)	500,000	—
New York
East 29th Street/Manhattan	—		420,000	—
San Diego
5200 Illumina Way/University Town Center	10,846		386,044	28
Campus Point Drive/University Town Center	11,653		315,000	37
Maryland
9800 Medical Center Drive/Rockville	5,732		180,000	32
Total near-term value-creation projects	$111,113		2,010,009	$55

(1)    Refer to “Acquisitions” within this Item 2 for additional information on our completed and pending acquisitions.

Summary of Pipeline

The following table summarizes the key information for our near-term development projects in North America as of March 31, 2017 (dollars in thousands, except per SF amounts):

Property/Submarket	Our Ownership Interest	Book Value	Square Feet
			Undergoing Construction	Near-Term Developments			Future Development	Total
				Marketing and Pre-construction	2019 and Beyond
Greater Boston
Various near-term deliveries	100%	$450,521	431,483	356,144	208,965		—	996,592
Alexandria Technology Square®/Cambridge	100%	7,787	—	—	—		100,000	100,000
Other future projects	100%	5,614	—	—	—		221,955	221,955
		463,922	431,483	356,144	208,965		321,955	1,318,547
San Francisco
Various near-term deliveries	Various	261,043	747,355	779,000	500,000		—	2,026,355
88 Bluxome Street/Mission Bay/SoMa	100%	155,977	—	—	—		1,070,925	1,070,925
505 Brannan Street, Phase II/Mission Bay/SoMa	99.6%	13,996	—	—	—		165,000	165,000
East Grand Avenue/South San Francisco	100%	5,805	—	—	—		90,000	90,000
Other future projects	100%	—	—	—	—		95,620	95,620
		436,821	747,355	779,000	500,000		1,421,545	3,447,900
New York City
East 29th Street/Manhattan	100%	—	—	—	420,000		—	420,000
		—	—	—	420,000		—	420,000
San Diego
Various near-term deliveries	100%	190,306	364,343	—	701,044		—	1,065,387
Vista Wateridge/Sorrento Mesa	100%	3,752	—	—	—		163,000	163,000
Other future projects	100%	31,894	—	—	—		259,895	259,895
		225,952	364,343	—	701,044		422,895	1,488,282
Seattle
Various near-term deliveries	100%	39,604	48,835	188,490	—		—	237,325
1150/1165/1166 Eastlake Avenue East/Lake Union	100%	36,633	—	—		—	366,000	366,000
		76,237	48,835	188,490	—		366,000	603,325
Maryland
Various near-term deliveries	100%	5,732	—	—	180,000		—	180,000
Other future projects	100%	15,376	—	—	—		408,000	408,000
		21,108	—	—	180,000		408,000	588,000
Research Triangle Park
Various near-term deliveries	100%	—	—	150,000	—		—	150,000
6 Davis Drive/Research Triangle Park	100%	16,568	—	—	—		1,000,000	1,000,000
Other future projects	100%	4,150	—	—	—		76,262	76,262
		20,718	—	150,000	—		1,076,262	1,226,262
Non-cluster markets – other future projects	100%	11,791	—	—	—		592,285	592,285
		$1,256,549	1,592,016	1,473,634	2,010,009		4,608,942	9,684,601

Summary of capital expenditures

Our construction spending for the three months ended March 31, 2017 consisted of the following (in thousands):

Three Months Ended March 31, 2017
Construction Spending
Construction spending (cash basis) (1)	$218,473
Decrease in accrued construction	(1,693)
Construction spending	$216,780

The following table summarizes the total projected construction spending for the year ending December 31, 2017, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2017
Development and redevelopment projects	$552,000
Contributions from noncontrolling interests (consolidated joint ventures)	(9,000)
Generic laboratory infrastructure/building improvement projects	95,000
Non-revenue-enhancing capital expenditures and tenant improvements	10,000
Projected construction spending for nine months ending December 31, 2017	648,000
Actual construction spend for three months ended March 31, 2017	216,780
Guidance range	$815,000	–	915,000

2017 Disciplined Allocation of Capital (2)
93% to Urban Innovation Submarkets

Mission Bay/SoMa
South San Francisco
Greater Stanford
San Francisco
44%
Cambridge
Greater Boston
23%
2%
Manhattan
New York City
18%
Torrey Pines
University Town Center
San Diego
7%
Other
6%
Lake Union
Seattle

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures.

(2)	Represents the percentage of projected spending by submarket, including projected acquisitions expected in our sources and uses of capital guidance ranging from $380 million to $480 million.

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs

The table below presents the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures (1)	Three Months Ended March 31, 2017					Recent Average per RSF (2)
	Amount		RSF	Per RSF
Non-revenue-enhancing capital expenditures	$1,138		17,018	$0.07		$0.39

Tenant improvements and leasing costs:
Re-tenanted space	$4,582		177,707	$25.79		$17.86
Renewal space	13,795		701,156	19.67		11.79
Total tenant improvements and leasing costs/weighted average	$18,377	(3)	878,863	$20.91	(3)	$13.42

(1)	Excludes amounts that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment.

(2)	Represents the average of the five years ended December 31, 2016, and the three months ended March 31, 2017.

(3)
Increase from the three months ended December 31, 2016 primarily relates to tenant improvement commitments and leasing commissions incurred for leases executed that generated average increases in rental rates of 25.9% and 17.4% (cash basis). Includes approximately $3.8 million, or $4.30 per square foot, related to base building work to be performed by tenants for enhancements to common areas and building energy efficiency projects at two of our properties in Cambridge.

Acquisitions

Our real estate asset acquisitions during the three months ended March 31, 2017, consisted of the following (dollars in thousands):

		Date of Purchase	Number of Properties	Square Footage			Purchase Price
Submarket/Market	Property			Operating	Redevelopment	Future Development	Completed	Pending
Cambridge/Greater Boston	303 Binney Street (1)	3/29/17	—	—	—	208,965	$80,250	$—
Mission Bay/SoMa/ San Francisco	88 Bluxome Street (2)	1/10/17	1	232,470	—	1,070,925	130,000	—
	1655 and 1715 Third Street (3) (10% interest in real estate joint venture)	1H18	—	—	—	580,000	—	35,000
Greater Stanford/ San Francisco	960 Industrial Road (4)	2Q17	1	195,000	—	500,000	—	64,959
Torrey Pines/Sorrento Mesa/ San Diego	3050 Callan Road and Vista Wateridge	3/24/17	—	—	—	229,000	8,250	—
Research Triangle Park/RTP	3054 East Cornwallis Road	2Q17	1	—	150,000	—	—	8,750
Pending acquisition (5)		2Q17	—	—	—	500,000	—	85,000
			3	427,470	150,000	3,088,890	$218,500	$193,709
							$412,209

(1)
Land parcels located adjacent to our Alexandria Center® at One Kendall Square campus that are currently entitled for the development of 163,339 RSF of office or office/laboratory space and 45,626 RSF of residential space. We may seek to increase the entitlements, which may result in additional purchase price consideration.

(2)
We are currently pursuing entitlements for the development of two buildings aggregating 1,070,925 RSF in two phases. The existing 232,470 RSF building is operating as a leading tennis and fitness facility. The future development square footage is inclusive of the current operating RSF.

(3)
Executed an agreement to purchase a 10% interest in a joint venture with Uber Technologies, Inc. (“Uber”) and the Golden State Warriors. Our initial cash contribution of $35 million will be funded at closing of the joint venture in 2018. The joint venture will acquire land with completed below-grade improvements, building foundation and parking garage, and will complete vertical construction of two buildings aggregating 580,000 RSF, which will be leased to Uber.

(4)
Future ground-up development site with an operating component. We expect to pursue entitlements aggregating 500,000 RSF for a multi-building development. We anticipate leasing the existing property back to the seller on a short-term basis until we obtain entitlements.

(5)	Land parcel for the development of two buildings aggregating 500,000 RSF. Details of the pending acquisition will be disclosed in our quarterly report on Form 10-Q for the period ending June 30, 2017.

Acquisitions (continued)

CAMBRIDGE
303 BINNEY STREET
ALEXANDRIA CENTER® AT KENDALL SQUARE
ALEXANDRIA CENTER® AT ONE KENDALL SQUARE
399 BINNEY STREET (1)
ALEXANDRIA TECHNOLOGY SQUARE®

MISSION BAY/SOMA
1655 AND 1715 THIRD STREET
88 BLUXOME STREET

GREATER STANFORD
960 INDUSTRIAL ROAD

TORREY PINES AND SORRENTO MESA
VISTA WATERIDGE
TORREY RIDGE SCIENCE CENTER
ARE NAUTILUS
ARE SPECTRUM
ARE SUNRISE
3050 CALLAN ROAD

Operating Property   Anticipated Near-Term and Future Development Projects

(1)    172,500 SF redevelopment parcel acquired in November 2016 with the acquisition of Alexandria Center® at One Kendall Square.

Real estate asset sales

Our asset sales strategy consists of (i) the recycling of capital from high-value assets (via the sale of partial interests to high-quality institutional investors, or the sale of 100%),
(ii) the sale of non-core/“core-like” operating assets, which increases the quality of our asset base, and (iii) the sale of non-strategic land parcels, all of which provide a significant source of capital to fund our highly pre-leased value-creation development and redevelopment projects. Our real estate asset sales completed and under contract during the three months ended
March 31, 2017, consisted of the following (dollars in thousands):

				Net Operating Income (1)		Net Operating Income (Cash) (1)		Contractual Sales Price
Property/Market/Submarket	Date of Sale	RSF
Dispositions completed and under contract:
6146 Nancy Ridge Drive/San Diego/Sorrento Mesa	1/6/17	21,940		N/A		N/A		$3,000
360 Longwood Avenue/Greater Boston/Longwood Medical Area	July 2017	203,090	(2)	$4,134	(2)	$3,990	(2)	65,701	(2)
								$68,701

(1)	Represents annualized amounts for the quarter ended prior to the date of sale. Cash net operating income excludes straight-line rent and amortization of acquired below-market leases.

(2)
Represents the sale of a condominium interest for approximately 49% of the building RSF, or 203,090 RSF, in our unconsolidated real estate joint venture property. Net operating income, net operating income (cash basis), and contractual sales price represent our 27.5% share related to the sale of the condominium interest. In March 2017, the unconsolidated real estate joint venture extended the maturity date of the existing secured construction loan to July 5, 2017. We expect to refinance the secured construction loan in connection with the condominium sale and to receive a net distribution from the joint venture. RSF represents 100% of the property.

Investments

We hold equity investments in certain publicly traded companies, privately held entities, and limited partnerships primarily involved in the life science and technology industries.
As of March 31, 2017, our investments aggregated $394.5 million, or approximately 3.6% of our total assets. The charts and table below present selected investment statistics as of March 31, 2017 (dollars in thousands, unless stated otherwise):

Public/Private Investment Mix (Cost)				Tenant/Non-Tenant Mix (Cost)

Investment Type	Cost	Net Unrealized Gains	Total	Number of Investments
Public	$44,383	$29,847	$74,230	235
Private	320,241	—	320,241	Average Cost
Total	$364,624	$29,847	$394,471	$1.6M

Results of operations

Favorable Lease Structure(1)		Same Property Net Operating Income Increases

Stable cash flows
Percentage of triple net leases	97%
Increasing cash flows
Percentage of leases containing annual rent escalations	96%
Lower capex burden
Percentage of leases providing for the recapture of capital expenditures	95%

Margins(2)		Rental Rate Increases: Renewed/Re-Leased Space

Adjusted EBITDA	Operating
67%	72%

(1)	Percentages calculated based on RSF as of March 31, 2017.

(2)	Represents the three months ended March 31, 2017.

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

The following table presents information regarding our Same Properties for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
Percentage change in net operating income over comparable period from prior year	2.6%
Percentage change in net operating income (cash basis) over comparable period from prior year	5.5%
Operating margin	71%
Number of Same Properties	166
RSF	14,385,549
Occupancy – current-period average	96.5%	(1)
Occupancy – same-period prior-year average	97.1%

(1)
The decline in Same Property occupancy from the three months ended March 31, 2016 primarily relates to 125,409 RSF vacated in January 2017 by Eli Lilly and Company at 10300 Campus Point Drive located in our University Town Center submarket. Eli Lilly and Company relocated and expanded into 305,006 RSF at our recently delivered redevelopment project at 10290 Campus Point Drive, a non-Same Property, in December 2016. Additionally, 59,838 RSF became vacant during the three months ended March 31, 2017, at 930 Clopper Road located in our Gaithersburg submarket. We are actively marketing these spaces for lease.

The following table reconciles the number of Same Properties to total properties for the three months ended March 31, 2017:

Development – under construction	Properties
100 Binney Street	1
510 Townsend Street	1
505 Brannan Street	1
ARE Spectrum	3
213 East Grand Avenue	1
400 Dexter Avenue North	1
	8

Development – placed into service after January 1, 2016	Properties
50 and 60 Binney Street	2
430 East 29th Street	1
5200 Illumina Way, Building 6	1
4796 Executive Drive	1
360 Longwood Avenue (unconsolidated real estate joint venture)	1
1455 and 1515 Third Street	2	(1)
	8

Redevelopment – under construction	Properties
9625 Towne Centre Drive	1
1
Redevelopment – placed into service after January 1, 2016	Properties
10151 Barnes Canyon Road	1
11 Hurley Street	1
10290 Campus Point Drive	1
3
Acquisitions after January 1, 2016	Properties
Torrey Ridge Science Center	3
Alexandria Center® at One Kendall Square	9
88 Bluxome Street	1
13
Total properties excluded from Same Properties	33
Same Properties	166
Total properties in North America as of March 31, 2017	199

(1)	Represents two land parcels and a parking garage 100% leased to Uber.

Comparison of results for the three months ended March 31, 2017, to the three months ended March 31, 2016

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. For a reconciliation of net operating income to net income, the most directly comparable financial measure presented in accordance with GAAP, refer to “Non-GAAP Measures and Definitions” within this Item 2.

(Dollars in thousands)	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Same Properties	$151,620	$146,917	$4,703	3.2%
Non-Same Properties	55,573	11,359	44,214	389.2
Total rental	207,193	158,276	48,917	30.9

Same Properties	50,415	48,148	2,267	4.7
Non-Same Properties	10,931	4,449	6,482	145.7
Total tenant recoveries	61,346	52,597	8,749	16.6

Same Properties	141	9	132	1,466.7
Non-Same Properties	2,197	5,207	(3,010)	(57.8)
Total other income	2,338	5,216	(2,878)	(55.2)

Same Properties	202,176	195,074	7,102	3.6
Non-Same Properties	68,701	21,015	47,686	226.9
Total revenues	270,877	216,089	54,788	25.4

Same Properties	59,449	55,949	3,500	6.3
Non-Same Properties	17,638	9,888	7,750	78.4
Total rental operations	77,087	65,837	11,250	17.1

Same Properties	142,727	139,125	3,602	2.6
Non-Same Properties	51,063	11,127	39,936	358.9
Net operating income	$193,790	$150,252	$43,538	29.0%

Net operating income – Same Properties	$142,727	$139,125	$3,602	2.6%
Straight-line rent revenue and amortization of acquired below-market leases	(8,044)	(11,456)	3,412	(29.8)
Net operating income – Same Properties (cash basis)	$134,683	$127,669	$7,014	5.5%

Rental revenues
Total rental revenues for the three months ended March 31, 2017 increased by $48.9 million, or 30.9%, to $207.2 million, compared to $158.3 million for the three months ended March 31, 2016. The increase was primarily due to rental revenues from our Non-Same Properties totaling $44.2 million primarily related to 2,558,846 RSF of development and redevelopment projects placed into service subsequent to January 1, 2016, and 13 operating properties acquired subsequent to January 1, 2016.

Rental revenues from our Same Properties for the three months ended March 31, 2017 increased by $4.7 million, or 3.2%, to $151.6 million, compared to $146.9 million for the three months ended March 31, 2016. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2016.

Tenant recoveries
Tenant recoveries for the three months ended March 31, 2017 increased by $8.7 million, or 16.6%, to $61.3 million, compared to $52.6 million for the three months ended March 31, 2016. This increase is relatively consistent with the increase in our rental operating expenses of $11.3 million, or 17.1%, as discussed under “Rental Operating Expenses” below. Same Properties’ tenant recoveries increased by $2.3 million, or 4.7%, primarily due to the increase in recoverable operating expenses for the three months ended March 31, 2017, as discussed below. As of March 31, 2017, 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income
Other income for the three months ended March 31, 2017 and 2016, consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Management fee income	$313	$253	$60
Interest and other income	538	854	(316)
Investment income	1,487	4,109	(2,622)
Total other income	$2,338	$5,216	$(2,878)

Rental operating expenses
Total rental operating expenses for the three months ended March 31, 2017 increased by $11.3 million, or 17.1%, to $77.1 million, compared to $65.8 million for the three months ended March 31, 2016. Approximately $7.8 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to 2,558,846 RSF of development and redevelopment projects placed into service subsequent to January 1, 2016, and 13 operating properties acquired subsequent to January 1, 2016.

Same Properties’ rental operating expenses increased by $3.5 million, or 6.3%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to an increase in operating expenses from higher utility expenses and snow removal services, as well as higher repair and maintenance expenses, resulting from a comparably colder winter.

General and administrative expenses
General and administrative expenses for the three months ended March 31, 2017 increased by $4.0 million, or 26.6%, to $19.2 million, compared to $15.2 million for the three months ended March 31, 2016. General and administrative expenses increased primarily due to continued growth in the depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses for the 12 months ended March 31, 2017 and 2016, declined to 0.6% from 0.7%, respectively.

Interest expense
Interest expense for the three months ended March 31, 2017 and 2016, consisted of the following (dollars in thousands):

	Three Months Ended March 31,
Component	2017	2016	Change
Interest incurred	$42,948	$36,954	$5,994
Capitalized interest	(13,164)	(12,099)	(1,065)
Interest expense	$29,784	$24,855	$4,929

Average debt balance outstanding (1)	$4,389,943	$4,066,987	$322,956
Weighted-average annual interest rate (2)	3.9%	3.6%	0.3%

(1)	Represents the average debt balance outstanding during the three months ended March 31, 2017 and 2016.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuance of debt:
Secured construction loans	Various	Various	$2,160
$350 million unsecured senior note payable	4.14%	June 2016	3,490
$425 million unsecured senior note payable	4.10%	March 2017	1,310
Assumption of $203 million secured note payable	3.36%	November 2016	1,830
Fluctuations in interest rate:
Hedge agreements becoming effective			750
Variable-rate unsecured senior bank term loan			290
Total increases			9,830
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable (2)	Various	Various	(2,520)
Variable-rate unsecured senior bank term loan			(840)
Lower average balance on unsecured senior line of credit			(290)
Amortization of deferred financing fees			(180)
Other decrease in interest			(6)
Total decreases			(3,836)
Change in interest incurred			5,994
Increase in capitalized interest (3)			(1,065)
Total change in interest expense			$4,929

(1)	Represents the interest rate as of the end of the applicable period, plus the impact of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

(2)	Decrease is due to the repayments of three secured notes payable aggregating $249.8 million, subsequent to the three months ended March 31, 2016.

(3)	Increase in capitalized interest is due to increased construction activity on our highly leased development and redevelopment projects in our value-creation pipeline aggregating 1.6 million RSF.

Depreciation and amortization
Depreciation and amortization expense for the three months ended March 31, 2017 increased by $26.3 million, or 37.1%, to $97.2 million, compared to $70.9 million for the three months ended March 31, 2016. The increase is primarily due to additional depreciation from development and redevelopment projects placed into service subsequent to January 1, 2016, and 13 operating properties acquired subsequent to January 1, 2016.

Joint venture financial information

We present components of operating results and balance sheet information for our share of the consolidated real estate joint ventures attributable to noncontrolling interests and for our share of investment in an unconsolidated real estate joint venture to help investors estimate operating results and balance sheet information related to our partially owned entities. These amounts are estimated by computing, for each joint venture that we consolidate in our financial statements, the noncontrolling interest percentage of each financial item to arrive at the cumulative noncontrolling interest share of each component presented. In addition, for our real estate joint venture that we do not control and do not consolidate, we apply our economic ownership percentage to the unconsolidated real estate joint venture to arrive at our proportionate share of each component presented (dollars in thousands).

	March 31, 2017
	Noncontrolling Interest Share of Consolidated Real Estate JVs		Our Share of Unconsolidated Real Estate JV
Investments in real estate	$476,969		$92,542
Cash and cash equivalents	12,797		3,477
Other assets	29,328		8,545
Secured notes payable	—		(51,233)
Other liabilities	(25,198)		(2,874)
Redeemable noncontrolling interests	(11,320)	(1)	—
	$482,576		$50,457

	Three Months Ended March 31, 2017
	Noncontrolling Interest Share of Consolidated Real Estate JVs	Our Share of Unconsolidated Real Estate JV
Total revenues	$13,020	$2,348
Rental operations	(3,740)	(848)
	9,280	1,500
General and administrative	(20)	(23)
Interest	—	(704)
Depreciation and amortization	(3,642)	(412)
Net income (1)	$5,618	$361

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling (2) Interest Share
225 Binney Street/Greater Boston/Cambridge	70%
1500 Owens Street/San Francisco/Mission Bay/SoMa	49.9%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	40%
10290 and 10300 Campus Point Drive/San Diego/ University Town Center	45%

Unconsolidated Real Estate Joint Venture
Property/Market/Submarket	Our Share
360 Longwood Avenue/Greater Boston/Longwood Medical Area	27.5%

Our unconsolidated real estate joint venture at 360 Longwood Avenue has a non-recourse, secured construction loan that includes the following key terms (amounts represent 100% at the joint venture level):

Tranche	Maturity Date		Stated Rate	Outstanding Balance	Remaining Commitments	Total
Fixed rate	July 5, 2017	(3)	5.25%	$173,226	$2,015	$175,241
Floating rate (4)	July 5, 2017	(3)	L+3.75%	13,075	24,884	37,959
				$186,301	$26,899	$213,200

(1)
Represents a redeemable noncontrolling interest in our consolidated real estate project at 213 East Grand Avenue, located in our South San Francisco submarket, aggregating 297,355 RSF. The noncontrolling interests in the real estate joint venture commenced in August 2005 and earn a fixed preferred return of 8.4%, which is excluded from our net income calculation.

(2)	In addition to the consolidated real estate joint ventures listed, various partners hold insignificant interests in three other properties.

(3)
In March 2017, the unconsolidated real estate joint venture extended the maturity date of the existing secured construction loan to July 5, 2017. We expect to refinance the secured construction loan in connection with the sale of a condominium interest in 203,090 RSF of 360 Longwood Avenue and to receive a net distribution from the joint venture. See “Sources and uses of capital” within Item 2 of this report for additional discussion.

(4)	Borrowings under the floating rate tranche have an interest rate floor equal to 5.25% and are subject to an interest rate cap on LIBOR of 3.50%.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted and funds from operations per share attributable to Alexandria’s common stockholders – diluted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2017, as set forth and as adjusted, in the table below. The tables below provide a reconciliation of EPS per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to funds from operations, the most directly comparable GAAP measure, and other key assumptions included in our updated guidance for the year ending December 31, 2017. Refer to our Form 8-K filed on March 9, 2017, for more information related to updates to our guidance on the same date.

Summary of Key Changes in Guidance	As of 5/1/17	As of 3/9/17
EPS, FFO per share, and FFO per share, as adjusted	See below	See below
Rental rate increases up 1%	19.5% to 22.5%	18.5% to 21.5%
Rental rate increases (cash basis) up 1%	7.5% to 10.5%	6.5% to 9.5%
Same property NOI increase up 0.5%	2.0% to 4.0%	1.5% to 3.5%
Capitalization of interest (1)	$48 to $58 million	$42 to $52 million

Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
	As of 5/1/17	As of 3/9/17
Earnings per share	$1.43 to $1.53	$1.39 to $1.59
Depreciation and amortization	4.45	4.45
Allocation of unvested restricted stock awards	(0.04)	(0.04)
Funds from operations per share	$5.84 to $5.94	$5.80 to $6.00
Add: loss on early extinguishment of debt	0.01	0.01
Add: preferred stock redemption charge	0.12 (2)	0.09
Funds from operations per share, as adjusted	$5.97 to $6.07	$5.90 to $6.10

Key Assumptions (Dollars in millions)	2017 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2017	96.6%	97.2%

Lease renewals and re-leasing of space:
Rental rate increases	19.5%	22.5%
Rental rate increases (cash basis)	7.5%	10.5%

Same property performance:
Net operating income increase	2.0%	4.0%
Net operating income increase (cash basis)	5.5%	7.5%

Straight-line rent revenue	$107	$112
General and administrative expenses	$68	$73
Capitalization of interest (1)	$48	$58
Interest expense	$131	$141

(1)
Increased from a range from $42 million to $52 million to a range from $48 million to $58 million to reflect capitalization of interest related to the completed and projected acquisitions of 303 Binney Street, 3054 East Cornwallis Road, 3050 Callan Road, Vista Wateridge, and a pending acquisition of a land parcel. See the “Acquisitions” section within this Item 2 for additional information. There was no change in our guidance for interest expense.

(2)
Includes charges aggregating $5.8 million related to the repurchases of 501,115 outstanding shares of our Series D Convertible Preferred Stock during the three months ended March 31, 2017, and $5.5 million related to the redemption of our Series E Redeemable Preferred Stock in April 2017. Excludes any charges related to future repurchases of our Series D Convertible Preferred Stock.

Key Credit Metrics	As of 5/1/17
Net debt to Adjusted EBITDA – fourth quarter of 2017, annualized	5.3x to 5.8x
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2017, annualized	5.3x to 5.8x
Fixed-charge coverage ratio – fourth quarter of 2017, annualized	Greater than 4.0x
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2017	Less than 10%

Net Debt to Adjusted EBITDA (1)	Net Debt and Preferred Stock to Adjusted EBITDA (1)

6.1x
5.9x
5.3x to 5.8x
12/31/16
3/31/17
12/31/17
Projected

6.4x
6.0x
5.3x to 5.8x
12/31/16
3/31/17
12/31/17
Projected

Fixed-Charge Coverage Ratio (1)	Liquidity

3.8x
4.1x
>4.0x
12/31/16
3/31/17
12/31/17
Projected

	$2.2B

	(In millions)
	Availability under our $1.65 billion unsecured senior line of credit	$1,650
	Remaining construction loan commitments	267
	Available-for-sale equity securities, at fair value	74
	Cash, cash equivalents, and restricted cash	170
		$2,161

(1)	Quarter annualized.

As of March 31, 2017, we had CIP related to our seven development projects and one redevelopment project. The completion of these projects, along with projects recently placed into service, certain future projects, and operations from Same Properties, is expected to contribute significant increases in rental income, net operating income, and cash flows. Operating performance assumptions related to the completion of our development and redevelopment projects, including the timing of initial occupancy, stabilization dates, and initial stabilized yield, are included in “Value-Creation Projects and External Growth” within this Item 2. Certain key assumptions regarding our projections, including the impact of various development and redevelopment projects, are included in the “Projected Construction Spending” table in “Summary of Capital Expenditures” of the “Value-Creation Projects and External Growth” section within this Item 2.

The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs because these project costs will no longer qualify for capitalization and will, therefore, be expensed as incurred. Our projection assumptions for Same Properties net operating income growth, rental rate growth, straight-line rent, general and administrative expenses, capitalization of interest, and interest expense are included in the tables above and are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors”; and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2016. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

Liquidity and capital resources

Overview

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, repurchase/redemption of preferred stock and dividends through net cash provided by operating activities, periodic asset sales, strategic real estate joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

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

•	Reduce the aggregate amount outstanding under our unsecured senior bank term loans;

•	Maintain a well-laddered debt maturity profile;

•	Decrease the ratio of net debt to Adjusted EBITDA and net debt and preferred stock to Adjusted EBITDA, allowing for some variation from quarter to quarter and year to year;

•
Maintain diverse sources of capital, including sources from net cash provided by operating activities, unsecured debt, secured debt, selective asset sales, joint venture capital, preferred stock, and common stock;

•	Mitigate unhedged variable-rate debt exposure through the reduction of short-term and medium-term variable-rate bank debt;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund preferred stock and common stock dividends and distributions to noncontrolling interests from net cash provided by operating activities;

•	Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate; and

•	Maintain high levels of pre-leasing and percentage leased in value-creation projects.

$1.65 billion unsecured senior line of credit and unsecured senior bank term loans

The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities as of March 31, 2017 (dollars in thousands):

	March 31, 2017
Facility	Balance	Maturity Date (1)	Applicable Margin	Facility Fee
$1.65 billion unsecured senior line of credit	$—	October 2021	L+1.00%	0.20%
2019 Unsecured Senior Bank Term Loan	$199,361	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	$348,059	January 2021	L+1.10%	N/A

(1)	Includes any extension options that we control.

Borrowings under the $1.65 billion unsecured senior line of credit bear interest at LIBOR or the base rate specified in the amended $1.65 billion unsecured senior line of credit agreement plus, in either case, a specified margin (the “Applicable Margin”). The Applicable Margin for LIBOR borrowings under the $1.65 billion unsecured senior line of credit is based on our existing credit ratings as set by certain rating agencies. Our $1.65 billion unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the Applicable Margin, our $1.65 billion unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments.

The requirements of, and our actual performance with respect to, the key financial covenants under our $1.65 billion unsecured senior line of credit and unsecured senior bank term loans as of March 31, 2017, were as follows:

Covenant Ratios (1)	Requirement	Actual
Leverage Ratio	Less than or equal to 60.0%	31.6%
Secured Debt Ratio	Less than or equal to 45.0%	7.3%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.58x
Unsecured Leverage Ratio	Less than or equal to 60.0%	30.3%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	6.37x

(1)
For definitions of the ratios, refer to the amended unsecured senior line of credit and unsecured senior bank term loan agreements at Exhibits 10.1, 10.2, and 10.3 hereto, which are each listed under Item 6 of this report.

Unsecured senior notes payable

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% unsecured senior notes payable (“2.75% Unsecured Senior Notes”), 4.60% unsecured senior notes payable (“4.60% Unsecured Senior Notes”), 3.90% unsecured senior notes payable (“3.90% Unsecured Senior Notes”), 4.30% unsecured senior notes payable (“4.30% Unsecured Senior Notes”), 3.95% unsecured senior notes payable due in 2027 (“3.95% Unsecured Senior Notes Due in 2027”), 4.50% unsecured senior notes payable (“4.50% Unsecured Senior Notes”), and 3.95% unsecured senior notes payable due in 2028 (“3.95% Unsecured Senior Notes Due in 2028) as of March 31, 2017, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	36%
Secured Debt to Total Assets	Less than or equal to 40%	9%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	5.8x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	279%

(1)
For definitions of the ratios, refer to the indenture at Exhibits 4.3, 4.13, and 4.18 hereto and the related supplemental indentures at Exhibits 4.4, 4.7, 4.9, 4.11, 4.14, 4.16, and 4.19 hereto, which are each listed under Item 6 of this report.

(2)
The calculation of consolidated EBITDA is based on the definitions contained in our loan agreements and is not directly comparable to the computation of EBITDA as described in Exchange Act Release No. 47226.

In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, consolidate, or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.

Sources and uses of capital

We expect that our principal liquidity needs for the year ending December 31, 2017, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2017 Guidance
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$115	$135	$125
Incremental debt	300	280	290
Real estate dispositions and common equity	970	1,240	1,105	(1)(2)
Total sources of capital	$1,385	$1,655	$1,520

Uses of capital:
Construction	$815	$915	$865
Acquisitions	380	480	430	(2)
7.00% Series D convertible preferred stock repurchases	60	130	95
6.45% Series E redeemable preferred stock redemption	130	130	130
Total uses of capital	$1,385	$1,655	$1,520

Incremental debt (included above):
Issuance of unsecured senior notes payable	$425	$425	$425
Borrowings – secured construction loans	200	250	225
Repayments of secured notes payable	(5)	(10)	(8)
Repayment of unsecured senior term loan	(200)	(200)	(200)
$1.65 billion unsecured senior line of credit/other	(120)	(185)	(152)
Incremental debt	$300	$280	$290

(1)
Includes the public offering of 6.9 million shares of our common stock in March 2017, of which 4.8 million shares are subject to forward equity sales agreements, with anticipated aggregate net proceeds of $713.3 million, subject to adjustments as provided in the forward equity sales agreements. Also includes our share of the proceeds from the anticipated sale of a condominium interest in 203,090 RSF of our unconsolidated real estate joint venture property at 360 Longwood Avenue, aggregating approximately $65.7 million, pursuant to the exercise of a purchase option by the anchor tenant. The sale is expected to close in July 2017.

(2)
Increase since March 9, 2017, is related to the pending $85.0 million acquisition of a land parcel for the development of 500,000 RSF of new Class A properties. Also includes remaining purchase price of $56.8 million related to the acquisition of the remaining 49% interest in our unconsolidated real estate joint venture with Uber completed in November 2016. This amount will be paid in three equal installments in 2017, upon Uber’s completion of construction milestones. Refer to “Acquisitions” within this Item 2 for additional information.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, completion of pending and projected acquisitions, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors”; and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2016. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $115 million to $135 million of net cash flows from operating activities after payment of common stock and preferred stock dividends, and the deduction for distributions to noncontrolling interests. Changes in operating assets and liabilities are excluded from this calculation as they represent timing differences. Operating cash flows net of dividends in 2017 are expected to be driven by the completion of our highly pre-leased value-creation projects, along with recently delivered projects, certain future projects, recently acquired properties, and contributions from Same Properties, which will contribute significant increases in rental revenue, net operating income, and cash flows.

Real estate dispositions and common equity

We expect to continue the disciplined execution of select sales of non-strategic land and non-core/“core-like” operating assets. The sale of non-strategic land and non-core/“core-like” operating assets provides an important source of capital to fund a portion of our highly leased value-creation development and redevelopment projects. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2017, we expect real estate dispositions and issuances of common equity ranging from $970 million to $1.2 billion. Refer to “Forward Equity Sales Agreements” in the below section within this Item 2 for additional information related to our forward equity sales agreements executed in March 2017. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold. In addition, the amount of common equity issued will be subject to market conditions.

For additional information, refer to “Sale of Real Estate” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report and “Real Estate Asset Sales” of “Value-Creation Projects and External Growth” within this Item 2.

Liquidity

The following table presents the availability under our $1.65 billion unsecured senior line of credit, available commitments under our secured construction loans, available-for-sale equity securities, cash, cash equivalents, and restricted cash as of March 31, 2017 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
$1.65 billion unsecured senior line of credit	L+1.00%	$1,650,000	$—	$1,650,000
Secured construction loans:
75/125 Binney Street/Greater Boston	L+1.35%	250,400	212,289	38,111
50 and 60 Binney Street/Greater Boston	L+1.50%	350,000	288,269	61,731
100 Binney Street/Greater Boston	L+2.00%	304,281	137,603	166,678
		$2,554,681	$638,161	1,916,520
Available-for-sale equity securities, at fair value				74,230
Cash, cash equivalents, and restricted cash				169,529
Total liquidity				$2,160,279

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

Debt

We expect to fund a significant portion of our capital needs in 2017 from the issuance of unsecured senior notes payable, borrowings available under existing secured construction loans, and our $1.65 billion unsecured senior line of credit.

During the three months ended March 31, 2017, we completed an offering of $425.0 million of unsecured senior notes, due in 2028, at an interest rate of 3.95%. Net proceeds of $420.5 million were used initially to reduce outstanding borrowings on our $1.65 billion unsecured senior line of credit. Refer to “3.95% Unsecured Senior Notes Payable Due in 2028” in Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information regarding our unsecured senior notes payable.

During the three months ended March 31, 2017, we repaid $200 million of our 2019 Unsecured Senior Bank Term Loan to reduce the total outstanding balance from $400 million to $200 million and recognized a loss on early extinguishment of debt of $670 thousand related to the write-off of unamortized loan fees.

Cash and cash equivalents

As of March 31, 2017, and December 31, 2016, we had $151.2 million and $125.0 million, respectively, of cash and cash equivalents. We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our $1.65 billion unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distribution to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Restricted cash

Restricted cash consisted of the following as of March 31, 2017, and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Funds held in trust under the terms of certain secured notes payable	$9,193	$7,387
Funds held in escrow related to construction projects and investing activities	4,541	4,541
Other	4,586	4,406
Total	$18,320	$16,334

ATM common stock offering program

We have an ATM common stock offering program established in 2016, under which we have remaining availability to issue $245.8 million of common stock. We did not sell any shares under this program during the three months ended March 31, 2017.

Forward equity sales agreements

In March 2017, we executed an offering to sell an aggregate 6.9 million shares of our common stock, including a forward equity component, at a public offering price of $108.55 per share. Approximately 60% of the proceeds will fund value-creation acquisitions and construction and 40% will fund balance sheet improvements, including reduction in our projected net debt to Adjusted EBITDA – fourth quarter of 2017 annualized by 0.2x, and redemption of our Series E Redeemable Preferred Stock. Aggregate net proceeds from the sale, after underwriters’ discount and issuance costs, of $713.3 million consisted of the following:

•	2.1 million shares issued at closing with net proceeds of $217.8 million; and

•	4.8 million shares subject to forward equity sales agreements expiring no later than March 2018 with net proceeds of $495.5 million, which will be further adjusted as provided in the sales agreements.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, the balancing of our use of incremental debt capital.

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements. These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the three months ended March 31, 2017, we received contributions from noncontrolling interests of $6.9 million.

We also hold interests, together with certain third parties, in a real estate joint venture that is not consolidated in our financial statements. The following table presents information related to debt held by our unconsolidated real estate joint venture (dollars in thousands):

Tranche	Maturity Date		Stated Rate	Outstanding Balance	Remaining Commitments	Total
Fixed rate	July 5, 2017	(1)	5.25%	$173,226	$2,015	$175,241
Floating rate (2)	July 5, 2017	(1)	L+3.75%	13,075	24,884	37,959
				$186,301	$26,899	$213,200

(1)
In March 2017, the unconsolidated real estate joint venture extended the maturity date of the existing secured construction loan to July 5, 2017. We expect to refinance the secured construction loan in connection with the sale of a condominium interest in 203,090 RSF of 360 Longwood Avenue and to receive a net distribution from the joint venture.

(2)	Borrowings under the floating rate tranche have an interest rate floor equal to 5.25% and are subject to an interest rate cap on LIBOR of 3.50%.

Uses of capital

Acquisitions

Refer to “Acquisitions” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 and “Acquisitions” within this Item 2 of this report for more information on our acquisitions.

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, predevelopment, and construction of properties. We currently have projects in our visible growth pipeline aggregating 1.6 million RSF of office/laboratory and tech office space, and future value-creation projects supporting an aggregate of 8.1 million SF of ground-up development in North America. We incur capitalized construction costs related to development, redevelopment, predevelopment, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “Summary of Capital Expenditures” of “Value-Creation Projects and External Growth” within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2017 and 2016, of $13.2 million and $12.1 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, aggregating $5.6 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. When construction activities cease, the asset is transferred out of CIP and classified as rental property. Also, if vertical aboveground construction is not initiated at completion of predevelopment activities, the land parcel is classified as land held for future development. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $1.9 million for the three months ended March 31, 2017.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the three months ended March 31, 2017 and 2016, were $17.0 million and $8.1 million, respectively, of which $3.3 million and $3.3 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during such periods.

7.00% Series D cumulative convertible preferred stock repurchases

During the three months ended March 31, 2017, we repurchased, in privately negotiated transactions, 501,115 shares of our Series D Convertible Preferred Stock at an aggregate price of $17.9 million, or $35.79 per share. We recognized a preferred stock redemption charge of $5.8 million during the three months ended March 31, 2017, including the write-off of original issuance costs of approximately $391 thousand. During 2017, we may seek to repurchase additional shares of our Series D Convertible Preferred Stock, subject to market conditions. To the extent that we repurchase additional shares of our Series D Convertible Preferred Stock, we expect to fund such amounts with the proceeds from issuances of our common stock, subject to market conditions.

6.45% Series E cumulative redeemable preferred stock redemption

In March 2017, we announced the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share plus accrued dividends. As a result of this announcement, we reclassified the $130.0 million par value outstanding to a preferred stock redemption liability and recognized a preferred stock redemption charge of $5.5 million related to the write-off of original issuance costs. We completed the redemption on April 14, 2017.

Contractual obligations and commitments

Contractual obligations as of March 31, 2017, consisted of the following (in thousands):

		Payments by Period
	Total	2017	2018-2019	2020-2021	Thereafter
Secured and unsecured debt (1) (2)	$4,444,946	$2,433	$854,024	$867,834	$2,720,655
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	1,079,398	113,099	302,006	246,494	417,799
Estimated interest payments on variable-rate debt (4)	8,851	3,839	5,012	—	—
Ground lease obligations	523,530	8,953	21,586	20,974	472,017
Other obligations	4,366	1,159	3,106	101	—
Total	$6,061,091	$129,483	$1,185,734	$1,135,403	$3,610,471

(1)	Amounts represent principal amounts due and exclude unamortized debt premiums/discounts and deferred financing costs reflected on the consolidated balance sheets.

(2)	Payment dates reflect any extension options that we control.

(3)
Estimated interest payments on our fixed-rate and hedged variable-rate debt are based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt are based on the interest rates in effect as of March 31, 2017.

Secured notes payable

Secured notes payable as of March 31, 2017, consisted of nine notes secured by 20 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.64%. As of March 31, 2017, the total book values of rental properties, land held for future development, and CIP securing debt were approximately $2.3 billion. As of March 31, 2017, our secured notes payable, including unamortized discounts and deferred financing cost, were composed of approximately $868.6 million and $215.2 million of fixed-rate/hedged variable-rate debt and variable-rate debt, respectively.

Estimated interest payments

Estimated interest payments on our fixed-rate and hedged variable-rate debt were calculated based upon contractual interest rates, including estimated interest expense related to interest rate hedge agreements, interest payment dates, and scheduled maturity dates. As of March 31, 2017, approximately 95% of our debt was fixed-rate debt or variable-rate debt subject to interest rate hedge agreements. Refer to Note 9 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements under Item 1 of this report for further information. The remaining 5% of our debt as of March 31, 2017, was unhedged variable-rate debt based primarily on LIBOR. Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of March 31, 2017. Refer to Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information regarding our debt.

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

We have entered into master derivative agreements with each respective counterparty. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our counterparties to address and minimize certain risks associated with our interest rate hedge agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, these agreements are spread among various counterparties. The largest aggregate notional amount in effect at any single point in time with an individual counterparty in our interest rate hedge agreements existing as of March 31, 2017, was $250 million. If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate hedge agreements.

Ground lease obligations

Ground lease obligations as of March 31, 2017, included leases for 28 of our properties, which accounted for approximately 14% of our total number of properties and one land development parcel. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $9.6 million as of March 31, 2017, our ground lease obligations have remaining lease terms ranging from approximately 40 to 100 years, including extension options.

Commitments

As of March 31, 2017, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $614.0 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We are also committed to funding approximately $127.0 million for certain non-real estate investments over the next several years.

We executed an agreement to purchase a 10% interest in a joint venture with Uber and the Golden State Warriors. Our initial cash contribution of $35 million will be funded at closing of the joint venture in 2018. The joint venture will acquire land with completed below-grade improvements to the building foundation and parking garage, and will complete vertical construction of two buildings aggregating 580,000 RSF, which will be leased to Uber.

We have existing office space aggregating 46,356 RSF at 161 First Street in our Alexandria Center at Kendall Square (“ACKS”) campus that we are required to convert to a multi-family residential space, pursuant to our entitlements for our ACKS campus. Pursuant to these requirements, we expect to begin construction of the conversion to multi-family residential in the first half of 2018.

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

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Net cash provided by operating activities	$107,464	$101,782	$5,682
Net cash used in investing activities	$(468,356)	$(171,122)	$(297,234)
Net cash provided by financing activities	$386,884	$90,780	$296,104

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions of operating properties. Net cash provided by operating activities for the three months ended March 31, 2017 increased to $107.5 million, compared to $101.8 million for the three months ended March 31, 2016. This increase was primarily attributable to (i) an increase in highly leased development and redevelopment projects being placed into service subsequent to January 1, 2016, (ii) acquisitions since January 1, 2016, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2016.

Investing activities

Cash flows used in investing activities for the three months ended March 31, 2017 and 2016, consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Proceeds from sales of real estate	$2,827	$—	$2,827
Additions to real estate	(218,473)	(159,501)	(58,972)
Purchase of real estate	(217,643)	—	(217,643)
Deposits for investing activities	3,200	—	3,200
Additions to investments	(43,974)	(22,085)	(21,889)
Sales of investments	5,707	10,913	(5,206)
Other	—	(449)	449
Net cash used in investing activities	$(468,356)	$(171,122)	$(297,234)

The change in net cash used in investing activities for the three months ended March 31, 2017 is primarily due to an increased use of cash for property acquisitions and construction related to our highly leased pipeline. Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for further information.

Value-creation opportunities and external growth

For information on our key development and redevelopment projects for the three months ended March 31, 2017, refer to “Development, Redevelopment, and Future Value-Creation Projects” located earlier within this Item 2.

Financing activities

Cash flows provided by financing activities for the three months ended March 31, 2017 and 2016, consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Borrowings from secured notes payable	$73,401	$64,922	$8,479
Repayments of borrowings from secured notes payable	(829)	(58,657)	57,828
Proceeds from issuance of unsecured senior notes payable	424,384	—	424,384
Borrowings from unsecured senior line of credit	1,139,000	555,000	584,000
Repayments of borrowings from unsecured senior line of credit	(1,167,000)	(407,000)	(760,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	—	(200,000)
Changes related to debt	268,956	154,265	114,691

Repurchase of 7.00% Series D cumulative convertible preferred stock	(17,934)	(25,618)	7,684
Proceeds from the issuance of common stock	217,759	25,278	192,481
Dividend payments	(77,322)	(62,737)	(14,585)
Contributions from noncontrolling interests	6,888	—	6,888
Distributions to noncontrolling interests	(5,322)	(1,927)	(3,395)
Other	(6,141)	1,519	(7,660)
Net cash provided by financing activities	$386,884	$90,780	$296,104

Dividends

During the three months ended March 31, 2017 and 2016, we paid the following dividends (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Common stock dividends	$73,705	$56,490	$17,215
7.00% Series D cumulative convertible preferred stock dividends	1,520	4,150	(2,630)
6.45% Series E cumulative redeemable preferred stock dividends	2,097	2,097	—
	$77,322	$62,737	$14,585

The increase in dividends paid on our common stock for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily due to an increase in number of common shares outstanding at each record date of December 31, 2016 and December 31, 2015, respectively, as a result of stock issuances under our ATM program and forward equity sales agreements, and partially due to the increase in the related dividends to $0.83 per common share paid during the three months ended March 31, 2017, from $0.77 per common share paid during the three months ended March 31, 2016. The decrease in dividends paid on our Series D Convertible Preferred Stock was primarily due to the decrease in number of shares outstanding to 3.0 million shares for the three months ended March 31, 2017, from 8.6 million shares for the three months ended March 31, 2016.

Inflation

As of March 31, 2017, approximately 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 96% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured construction loans.

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2016, for a discussion of our critical accounting policies, which include investments in real estate and properties classified as held for sale, impairment of long-lived assets, capitalization of costs, accounting for investments, interest rate hedge agreements, recognition of rental revenue and tenant recoveries, and monitoring of tenant credit quality. There were no significant changes to these policies during the three months ended March 31, 2017.

Non-GAAP measures and definitions

This section contains additional information of certain non-GAAP financial measures and the reasons why we use these supplemental measures of performance and believe they provide useful information to investors, as well as the definitions of other terms used in this report.

Funds from operations and funds from operations, as adjusted (attributable to Alexandria Real Estate Equities, Inc.’s common stockholders)

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the NAREIT Board of Governors established the measurement tool of funds from operations. Since its introduction, funds from operations has become a widely used non-GAAP financial measure among equity REITs. We believe that funds from operations is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that funds from operations, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences recognized because of investment and disposition decisions, financing decisions, capital structures, and capital market transactions. We compute funds from operations in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance (the “NAREIT White Paper”). The NAREIT White Paper defines funds from operations as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels) plus real estate-related depreciation and amortization, and after adjustments for our share of consolidated and unconsolidated partnerships and real estate joint ventures. Impairments represent the write-down of assets when fair value over the recoverability period is less than the carrying value due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.

We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the NAREIT White Paper less/plus significant gains/losses on the sale of investments, plus losses on early extinguishment of debt, preferred stock redemption charges, impairments of non-depreciable real estate and land parcels, impairments of non-real estate investments, and deal costs, and the amount of such items that is allocable to our unvested restricted stock awards. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

The following table presents a reconciliation of net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure calculated and presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, for the periods below (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$25,661	$(3,818)
Depreciation and amortization	97,183	70,866
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(3,642)	(2,301)
Our share of depreciation and amortization from unconsolidated real estate JVs	412	743
Gain on sales of real estate – rental properties	(270)	—
Allocation to unvested restricted stock awards	(561)	(80)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted (1)	118,783	65,410
Impairment of land parcels	—	28,980
Loss on early extinguishment of debt	670	—
Preferred stock redemption charge	11,279	3,046
Allocation to unvested restricted stock awards	(150)	(358)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$130,582	$97,078

(1)	Calculated in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance.

The following table presents a reconciliation of net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, for the periods below. Amounts allocable to unvested restricted stock awards are not material and are not presented separately within the table below. Per share amounts may not add due to rounding (in thousands, except per share amounts).

	Three Months Ended March 31,
	2017	2016
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$0.29	$(0.05)
Depreciation and amortization	1.06	0.95
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted (1)	1.35	0.90
Impairment of land parcels	—	0.40
Loss on early extinguishment of debt	0.01	—
Preferred stock redemption charge	0.12	0.04
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.48	$1.34

Weighted-average shares of common stock outstanding for calculating funds from operations per share and funds from operations, as adjusted, per share – diluted	88,200	72,584

(1)	Calculated in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance.

Adjusted EBITDA and Adjusted EBITDA margins

We use Adjusted EBITDA as a supplemental performance measure of our core operations for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments. We believe Adjusted EBITDA provides investors relevant and useful information because it allows investors to view income from our operations on an unleveraged basis before the effects of interest, taxes, depreciation and amortization, stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments.

By excluding interest expense and gains or losses on early extinguishment of debt, Adjusted EBITDA allows investors to measure our performance independent of our capital structure and indebtedness. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods without the variances caused by the volatility of the expense (which depends on market forces outside our control). We believe that adjusting for the effects of impairments and gains or losses on sales of real estate allows investors to evaluate performance from period to period on a consistent basis without having to account for differences recognized because of investment and disposition decisions. Adjusted EBITDA has limitations as a measure of our performance. Adjusted EBITDA does not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While Adjusted EBITDA is a relevant measure of performance, it does not represent net income or cash flows from operations calculated and presented in accordance with GAAP, and it should not be considered as an alternative to those indicators in evaluating performance or liquidity.
The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$47,555	$9,966
Interest expense	29,784	24,855
Income taxes	767	1,095
Depreciation and amortization	97,183	70,866
Stock compensation expense	5,252	5,439
Loss on early extinguishment of debt	670	—
Gain on sales of real estate – rental properties	(270)	—
Impairment of real estate	—	28,980
Adjusted EBITDA	$180,941	$141,201

Revenues	$270,877	$216,089

Adjusted EBITDA Margins	67%	65%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental amount in effect as of the end of the period, related to our operating RSF (using rental revenue, including straight-line rent adjustments). Annual rental revenue and measures computed using annual rental revenue are presented at 100% for all properties under our management, including properties held by our consolidated and unconsolidated real estate joint ventures. As of March 31, 2017, approximately 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses are classified in tenant recoveries in our consolidated statements of income.

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

Fixed-charge coverage ratio

Fixed-charge coverage ratio is a non-GAAP financial measure representing the ratio of Adjusted EBITDA to fixed charges. This ratio is useful to investors as a supplemental measure of our ability to satisfy fixed financing obligations and preferred stock dividends. Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and amortization of debt premiums/discounts. The fixed-charge coverage ratio calculation below is not directly comparable to the computation of ratio of earnings to fixed charges as defined in Item 503(d) of Regulation S-K and to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this quarterly report on Form 10-Q.

The following table presents a reconciliation of interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA	$180,941	$141,201

Interest expense	$29,784	$24,855
Capitalized interest	13,164	12,099
Amortization of loan fees	(2,895)	(2,759)
Amortization of debt premium	596	86
Cash interest	40,649	34,281
Dividends on preferred stock	3,784	5,907
Fixed charges	$44,433	$40,188

Fixed-charge coverage ratio:
– period annualized	4.1x	3.5x
– trailing 12 months	3.8x	3.5x

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

The following table reconciles debt to net debt, and to net debt and preferred stock, and computes the ratio of each to Adjusted EBITDA as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
Secured notes payable	$1,083,758		$1,011,292
Unsecured senior notes payable	2,799,508		2,378,262
Unsecured senior line of credit	—		28,000
Unsecured senior bank term loans	547,420		746,471
Unamortized deferred financing costs	31,616		29,917
Cash and cash equivalents	(151,209)		(125,032)
Restricted cash	(18,320)		(16,334)
Net debt	$4,292,773		$4,052,576

Net debt	$4,292,773		$4,052,576
7.00% Series D cumulative convertible preferred stock	74,386		86,914
6.45% Series E cumulative redeemable preferred stock	—		130,000
Net debt and preferred stock	$4,367,159		$4,269,490

Adjusted EBITDA:
– quarter annualized	$723,764		$662,836
– trailing 12 months	$650,579		$610,839

Net debt to Adjusted EBITDA:
– quarter annualized	5.9	x	6.1	x
– trailing 12 months	6.6	x	6.6	x
Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	6.0	x	6.4	x
– trailing 12 months	6.7	x	7.0	x

Net operating income

The following table reconciles net income to total net operating income (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$47,555	$9,966

Equity in (earnings) losses of unconsolidated real estate joint ventures	(361)	397
General and administrative	19,229	15,188
Interest expense	29,784	24,855
Depreciation and amortization	97,183	70,866
Impairment of real estate	—	28,980
Loss on early extinguishment of debt	670	—
Gain on sales of real estate – rental properties	(270)	—
Total net operating income	$193,790	$150,252

Net operating income is a non-GAAP financial measure calculated as net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding our equity in the earnings/losses of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, gain or loss on early extinguishment of debt, and gain or loss on sales of real estate. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for evaluating the operating performance of our real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease revenue adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates the timing differences between the recognition of revenue in accordance with GAAP and the receipt of payments reflected in our consolidated results.

Further, we believe net operating income is useful to investors as a performance measure because, when compared across periods, net operating income reflects trends in occupancy rates, rental rates, and operating costs, which provide a perspective not immediately apparent from net income. Net operating income can be used to measure the initial stabilized yields of our properties by calculating the quotient of net operating income generated by a property on a straight-line basis, and our investment in the property. Net operating income excludes certain components from net income in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort comparability of operating performance at the property level. Impairments of real estate have been excluded in deriving net operating income because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and deterioration in market conditions. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as loss on early extinguishment of debt, as these charges often relate to corporate strategy. Property operating expenses that are included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. We believe that in order to facilitate a clear understanding of our operating results, net operating income should be examined in conjunction with net income as presented in our consolidated statements of income. Net operating income should not be considered as an alternative to net income as an indication of our performance, nor as an alternative to cash flows as a measure either of liquidity or our ability to make distributions.

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

Total market capitalization

Total market capitalization is equal to the sum of total equity market capitalization and total debt. Total equity market capitalization is equal to the sum of outstanding shares of 7.00% Series D cumulative convertible preferred stock and common stock multiplied by the related closing price of each class of security at the end of each period presented.

Unencumbered net operating income as a percentage of total net operating income

Unencumbered net operating income as a percentage of total net operating income is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets, as it reflects those income and expense items that are incurred at the unencumbered property level. We use unencumbered net operating income as a percentage of total net operating income in order to assess our compliance with our financial covenants under our debt obligations because the measure serves as a proxy for a financial measure under such debt obligations. Unencumbered net operating income is derived from assets classified in continuing operations, which are not subject to any mortgage, deed of trust, lien, or other security interest, as of the period for which income is presented.

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Unencumbered net operating income	$157,391	$123,801
Encumbered net operating income	36,399	26,451
Total net operating income	$193,790	$150,252
Unencumbered net operating income as a percentage of total net operating income	81%	82%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate hedge agreements are intended to reduce the effects of interest rate fluctuations. The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured construction loans, after considering the effect of our interest rate hedge agreements, secured debt, and unsecured senior notes payable as of March 31, 2017 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(1,946)
Rate decrease of 1%	$1,912

Effect on fair value of total consolidated debt and interest rate hedge agreements:
Rate increase of 1%	$(211,298)
Rate decrease of 1%	$227,493

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in existence on March 31, 2017. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities. We classify investments in publicly traded companies as available-for-sale and consequently recognize them in the consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of March 31, 2017 (in thousands):

Equity price risk:
Fair value increase of 10%	$39,447
Fair value decrease of 10%	$(39,447)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the respective local currencies. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity. Gains or losses will be reflected in our consolidated statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings, and the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of March 31, 2017 (in thousands):

Effect of potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$(163)
Rate decrease of 10%	$163

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$11,575
Rate decrease of 10%	$(11,575)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the three months ended March 31, 2017 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2017, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

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
		Form 8-K	July 18, 2014
4.10*	Form of 2.750% Senior Note due 2020 (included in Exhibit 4.9 above)	Form 8-K	July 18, 2014

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
4.11*
Supplemental Indenture No. 4, dated as of July 18, 2014, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee
		Form 8-K	July 18, 2014
4.12*	Form of 4.500% Senior Note due 2029 (included in Exhibit 4.11 above)	Form 8-K	July 18, 2014
4.13*	Indenture, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.14*	Supplemental Indenture No. 1, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.15*	Form of 4.30% Senior Note due 2026 (included in Exhibit 4.14 above)	Form 8-K	November 17, 2015
4.16*	Supplemental Indenture No. 2, dated as of June 10, 2016, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	June 10, 2016
4.17*	Form of 3.95% Senior Note due 2027 (included in Exhibit 4.16 above)	Form 8-K	June 10, 2016
4.18*	Indenture, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.19*	Supplemental Indenture No. 1, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.20*	Form of 3.95% Senior Note due 2028 (included in Exhibit 4.19 above)	Form 8-K	March 3, 2017
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
		Form 10-Q	November 2, 2016
12.1	Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	N/A	Filed herewith
31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101
The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (unaudited), (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2017 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)
		N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2017.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)