Form 10-Q
period 2017-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2017-08-01
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 14, 2017, 93,626,150 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Investments in real estate	$9,819,413	$9,077,972
Investments in unconsolidated real estate joint ventures	58,083	50,221
Cash and cash equivalents	124,877	125,032
Restricted cash	20,002	16,334
Tenant receivables	8,393	9,744
Deferred rent	383,062	335,974
Deferred leasing costs	201,908	195,937
Investments	424,920	342,477
Other assets	205,009	201,197
Total assets	$11,245,667	$10,354,888

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$1,127,348	$1,011,292
Unsecured senior notes payable	2,800,398	2,378,262
Unsecured senior line of credit	300,000	28,000
Unsecured senior bank term loans	547,639	746,471
Accounts payable, accrued expenses, and tenant security deposits	734,189	731,671
Dividends payable	81,602	76,914
Total liabilities	5,591,176	4,972,610

Commitments and contingencies

Redeemable noncontrolling interests	11,410	11,307

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock	74,386	86,914
6.45% Series E cumulative redeemable preferred stock	—	130,000
Common stock	921	877
Additional paid-in capital	5,059,180	4,672,650
Accumulated other comprehensive income	22,677	5,355
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	5,157,164	4,895,796
Noncontrolling interests	485,917	475,175
Total equity	5,643,081	5,370,971
Total liabilities, noncontrolling interests, and equity	$11,245,667	$10,354,888

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental	$211,942	$161,638	$419,135	$319,914
Tenant recoveries	60,470	54,107	121,816	106,704
Other income	647	10,331	2,985	15,547
Total revenues	273,059	226,076	543,936	442,165

Expenses:
Rental operations	76,980	67,325	154,067	133,162
General and administrative	19,234	15,384	38,463	30,572
Interest	31,748	25,025	61,532	49,880
Depreciation and amortization	104,098	70,169	201,281	141,035
Impairment of real estate	203	156,143	203	185,123
Loss on early extinguishment of debt	—	—	670	—
Total expenses	232,263	334,046	456,216	539,772

Equity in earnings (losses) of unconsolidated real estate joint ventures	589	(146)	950	(543)
Gain on sales of real estate – rental properties	—	—	270	—
Gain on sales of real estate – land parcels	111	—	111	—
Net income (loss)	41,496	(108,116)	89,051	(98,150)
Net income attributable to noncontrolling interests	(7,275)	(3,500)	(13,119)	(7,530)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	34,221	(111,616)	75,932	(105,680)
Dividends on preferred stock	(1,278)	(5,474)	(5,062)	(11,381)
Preferred stock redemption charge	—	(9,473)	(11,279)	(12,519)
Net income attributable to unvested restricted stock awards	(1,313)	(1,085)	(2,300)	(1,886)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$31,630	$(127,648)	$57,291	$(131,466)

Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$0.35	$(1.72)	$0.64	$(1.79)

Dividends declared per share of common stock	$0.86	$0.80	$1.69	$1.60

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$41,496	$(108,116)	$89,051	$(98,150)
Other comprehensive income (loss)
Unrealized (losses) gains on available-for-sale equity securities:
Unrealized holding (losses) gains arising during the period	(4,025)	15,989	6,396	(31,434)
Reclassification adjustments for losses (gains) included in net income (loss)	2,349	(3,061)	2,482	(10,087)
Unrealized (losses) gains on available-for-sale equity securities, net	(1,676)	12,928	8,878	(41,521)

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge (losses) gains arising during the period	(550)	(3,676)	667	(10,637)
Reclassification adjustment for amortization to interest expense included in net income (loss)	707	1,865	1,612	2,023
Unrealized gains (losses) on interest rate hedge agreements, net	157	(1,811)	2,279	(8,614)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	2,744	(1,364)	3,756	2,164
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	7,028	2,421	7,028
Unrealized gains on foreign currency translation, net	2,744	5,664	6,177	9,192

Total other comprehensive income (loss)	1,225	16,781	17,334	(40,943)
Comprehensive income (loss)	42,721	(91,335)	106,385	(139,093)
Less: comprehensive income attributable to noncontrolling interests	(7,283)	(3,476)	(13,131)	(7,506)
Comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$35,438	$(94,811)	$93,254	$(146,599)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	6.45% Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2016	$86,914	$130,000	87,665,880	$877	$4,672,650	$—	$5,355	$475,175	$5,370,971	$11,307
Net income	—	—	—	—	—	75,932	—	12,588	88,520	531
Total other comprehensive income	—	—	—	—	—	—	17,322	12	17,334	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10,363)	(10,363)	(428)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8,505	8,505	—
Issuances of common stock	—	—	4,165,783	42	459,565	—	—	—	459,607	—
Issuances pursuant to stock plan	—	—	266,836	2	17,959	—	—	—	17,961	—
Repurchase of 7.00% Series D preferred stock	(12,528)	—	—	—	391	(5,797)	—	—	(17,934)	—
Redemption of 6.45% Series E preferred stock	—	(130,000)	—	—	5,132	(5,482)	—	—	(130,350)	—
Dividends declared on common stock	—	—	—	—	—	(156,108)	—	—	(156,108)	—
Dividends declared on preferred stock	—	—	—	—	—	(5,062)	—	—	(5,062)	—
Distributions in excess of earnings	—	—	—	—	(96,517)	96,517	—	—	—	—
Balance as of June 30, 2017	$74,386	$—	92,098,499	$921	$5,059,180	$—	$22,677	$485,917	$5,643,081	$11,410

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income (loss)	$89,051	$(98,150)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	201,281	141,035
Loss on early extinguishment of debt	670	—
Gain on sales of real estate – rental properties	(270)	—
Impairment of real estate	203	185,123
Gain on sales of real estate – land parcels	(111)	—
Equity in (earnings) losses of unconsolidated real estate joint ventures	(950)	543
Distributions of earnings from unconsolidated real estate joint ventures	249	181
Amortization of loan fees	5,738	5,712
Amortization of debt premiums	(1,221)	(112)
Amortization of acquired below-market leases	(10,363)	(1,940)
Deferred rent	(53,497)	(14,568)
Stock compensation expense	10,756	11,556
Investment gains	(5,781)	(20,606)
Investment losses	328	6,821
Investment impairments	4,491	—
Changes in operating assets and liabilities:
Restricted cash	(2,138)	232
Tenant receivables	1,354	1,277
Deferred leasing costs	(26,811)	(13,858)
Other assets	(4,654)	(5,931)
Accounts payable, accrued expenses, and tenant security deposits	13,283	(25,207)
Net cash provided by operating activities	221,608	172,108

Investing Activities
Proceeds from sales of real estate	3,528	16,905
Additions to real estate	(436,377)	(363,061)
Purchases of real estate	(480,543)	—
Deposits for investing activities	450	(75)
Investments in unconsolidated real estate joint ventures	(163)	(5,946)
Additions to investments	(81,192)	(52,366)
Sales of investments	12,577	21,543
Repayment of notes receivable	—	9,036
Net cash used in investing activities	$(981,720)	$(373,964)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2017	2016
Financing Activities
Borrowings from secured notes payable	$117,666	$148,722
Repayments of borrowings from secured notes payable	(1,677)	(233,168)
Proceeds from issuance of unsecured senior notes payable	424,384	348,604
Borrowings from unsecured senior line of credit	2,069,000	1,486,000
Repayments of borrowings from unsecured senior line of credit	(1,797,000)	(1,565,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	—
Change in restricted cash related to financing activities	(1,530)	10,582
Payment of loan fees	(4,344)	(7,927)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(17,934)	(59,310)
Redemption of 6.45% Series E cumulative redeemable preferred stock	(130,350)	—
Proceeds from the issuance of common stock	459,607	367,802
Dividends on common stock	(149,296)	(115,589)
Dividends on preferred stock	(7,015)	(12,086)
Financing costs paid for sale of noncontrolling interests	—	(8,093)
Contributions from and sale of noncontrolling interests	8,505	31,020
Distributions to and purchase of noncontrolling interests	(10,791)	(57,998)
Net cash provided by financing activities	759,225	333,559

Effect of foreign exchange rate changes on cash and cash equivalents	732	(801)

Net (decrease) increase in cash and cash equivalents	(155)	130,902
Cash and cash equivalents as of the beginning of period	125,032	125,098
Cash and cash equivalents as of the end of period	$124,877	$256,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$53,810	$37,656

Non-Cash Investing Activities:
Change in accrued construction	$(25,138)	$59,871
Contribution of real estate to an unconsolidated real estate joint venture	$6,998	$—

Non-Cash Financing Activities:
Redemption of redeemable noncontrolling interests	$—	$(5,000)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and basis of presentation

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® company, is an urban office REIT uniquely focused on collaborative life science and technology campuses in AAA innovation cluster locations. As used in this quarterly report on Form 10‑Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10‑K for the year ended December 31, 2016.

2.	Summary of significant accounting policies

Consolidation

On an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly owned by us under the consolidation guidance, first under the variable interest model and then under the voting model. Our evaluation considers all of our variable interests, including equity ownership, as well as fees paid to us for our involvement in the management of each partially owned entity. The variable interest model applies to entities that meet both of the following criteria:

•	A legal structure has been established to conduct business activities and to hold assets; such entity can be in the form of a partnership, limited liability company, or corporation, among others; and

•
The entity established has variable interests – i.e., it has variable interests that are contractual, such as equity ownership, or other financial interests that change with changes in the fair value of the entity’s net assets.

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

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest. Equity holders meet this criterion if they lack any of the following:

•	The power, through voting rights or similar rights, to direct the activities of the entity that most significantly influence the entity’s economic performance, as evidenced by:

•	Substantive participating rights in day-to-day management of the entity’s activities; or

•	Substantive kick-out rights over the party responsible for significant decisions;

•	The obligation to absorb the entity’s expected losses; or

•	The right to receive the entity’s expected residual returns.

2.	Summary of significant accounting policies (continued)

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

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits – that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) we have the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 3 – “Investments in Real Estate” and Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for information on specific joint ventures that qualify as VIEs. If we have a variable interest in a VIE but we are not the primary beneficiary, we account for our investment using the equity method of accounting.

Voting model

If a legal entity fails to meet any of the three characteristics of a VIE (due to insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that other equity holders do not have substantive participating rights. Refer to Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for further information on one of our unconsolidated real estate joint ventures that qualifies for evaluation under the voting model.

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

Investments in real estate and properties classified as held for sale

In January 2017, the FASB issued an ASU that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer real estate transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We early adopted this accounting standard effective October 1, 2016, and since then have evaluated all of our acquisitions under the new framework.

2.	Summary of significant accounting policies (continued)

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

An acquired process is considered substantive if:

•	The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce) that is skilled, knowledgeable, and experienced in performing the process;

•	The process cannot be replaced without significant cost, effort, or delay; or

•	The process is considered unique or scarce.

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

Acquisitions of real estate and in-substance real estate that do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain. Additionally, because the accounting model for asset acquisitions is a cost accumulation model, preexisting interests in the acquired assets, if any, are not remeasured to fair value but continue to be accounted for at their historical cost.

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

2.	Summary of significant accounting policies (continued)

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements, an estimated life of up to 20 years for land improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment. The values of acquired above- and below-market leases are amortized over the terms of the related leases and recognized as either increases (for below-market leases) or decreases (for above-market leases) to rental revenue. The values of acquired above- and below-market ground leases are amortized over the terms of the related ground leases and recognized as either increases (for below-market ground leases) or decreases (for above-market ground leases) to rental operating expense. The values of acquired in-place leases are classified in other assets in the accompanying consolidated balance sheets and amortized over the remaining terms of the related leases.

Capitalized project costs

We capitalize project costs, including pre-construction costs, interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project. Capitalization of development, redevelopment, pre-construction, and construction costs is required while activities are ongoing to prepare an asset for its intended use. Fluctuations in our development, redevelopment, pre-construction, and construction activities could result in significant changes to total expenses and net income. Costs incurred after a project is substantially complete and ready for its intended use are expensed as incurred. Should development, redevelopment, pre-construction, or construction activity cease, interest, property taxes, insurance, and certain other costs would no longer be eligible for capitalization and would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

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

If the disposal of a property represents a strategic shift that has (or will have) a major effect on our operations or financial results, such as (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity, then the operations of the property, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and, therefore, will typically not meet the criteria for classification as a discontinued operation.

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

2.	Summary of significant accounting policies (continued)

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

Whenever a foreign investment meets the criteria for classification as held for sale, we evaluate the recoverability of the investment under the held for sale impairment model. We may recognize an impairment charge if the carrying amount of the investment exceeds its fair value less cost to sell. In determining an investment’s carrying amount, we consider its net book value and any unrealized cumulative foreign currency translation adjustment related to the investment.

The appropriate amounts of foreign exchange rate gains or losses classified in accumulated other comprehensive income will be reclassified to net income only when realized upon the sale of our investment or upon the complete or substantially complete liquidation of our investment.

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

2.	Summary of significant accounting policies (continued)

We periodically assess our investments in available-for-sale equity securities and privately held companies accounted for under the cost method for other-than-temporary impairment. We monitor each of our investments throughout the year for new developments, including operating results, results of clinical trials, capital-raising events, and merger and acquisition activities. Individual investments are evaluated for impairment when changes in conditions may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements. If an unrealized loss related to an available-for-sale equity security is determined to be other-than-temporary, such unrealized loss is reclassified from other comprehensive income into current earnings. For a cost-method investment, if a decline in the fair value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a charge to current earnings. If there are no identified events or changes in circumstances that might have an adverse effect on our cost method investments, we do not estimate the investment’s fair value. Refer to Note 5 – “Investments” to these unaudited consolidated financial statements for further information.

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

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from tenants. Tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent. As of June 30, 2017, and December 31, 2016, no allowance for uncollectible tenant receivables and deferred rent was deemed necessary.

Monitoring tenant credit quality

During the term of each lease, we monitor the credit quality of our tenants by (i) monitoring the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments. We have a research team consisting of employees who, among them, have doctorate, graduate, and undergraduate degrees in biology, chemistry, industrial biotechnology, and engineering, and experience in the life science and technology industries, as well as in finance. Our research team is responsible for assessing and monitoring the credit quality of our tenants and any material changes in their credit quality.

2.	Summary of significant accounting policies (continued)

Income taxes

We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its shareholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state, and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the 2011–2016 calendar years.

Recent accounting pronouncements

Definition of a business

On October 1, 2016, we adopted an ASU issued by the FASB in January 2017, which clarified the definition of a business. Refer to “Investments in Real Estate and Properties Classified as Held for Sale” above for a discussion of this new accounting pronouncement.

Employee share-based payments

On January 1, 2017, we adopted an ASU issued by the FASB in March 2016, which simplifies several aspects of employee share-based payment accounting, including the accounting for forfeitures. The ASU allows an entity to make an accounting policy election either to continue to estimate the total number of awards that are expected to vest (current method) or to account for forfeitures when they occur. This entity-wide accounting policy election only applies to service conditions; for performance conditions, the entity continues to assess the probability that such conditions will be achieved. If an entity elects to account for forfeitures when they occur, all nonforfeitable dividends paid on share-based payment awards are initially charged to retained earnings and reclassified to compensation cost only when forfeitures of the underlying awards occur. We elected to account for forfeitures when they occur and applied this ASU on a modified retrospective basis resulting in a cumulative-effect adjustment aggregating approximately $368 thousand, which was recorded as a decrease to retained earnings and an increase to additional paid-in capital upon adoption of the ASU on January 1, 2017.

Revenue recognition

In May 2014, the FASB issued an ASU on recognition of revenue arising from contracts with customers, and has subsequently issued other ASUs that further clarified the ASU issued in 2014. The core principle underlying these ASUs is that an entity will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in such exchange. The revenue recognition standard has implications to all revenue, excluding those that are under the specific scope of other accounting standards.

Our revenue consists primarily of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental	$211,942	$161,638	$419,135	$319,914
Tenant recoveries	$60,470	$54,107	$121,816	$106,704

Other income:
Management fee income	$672	$81	$985	$334
Interest and other income	500	574	1,038	1,428
Investment income	(525)	9,676	962	13,785
Other income	$647	$10,331	$2,985	$15,547

Gain on sales of real estate – rental properties	$—	$—	$270	$—
Gain on sales of real estate – land parcels	$111	$—	$111	$—

2.	Summary of significant accounting policies (continued)

Depending on the nature of the revenue, each of the revenue types listed above falls into one of three categories:

•	revenue under the scope of the new revenue recognition ASU, effective upon adoption on January 1, 2018,

•	revenue associated with leases, effective upon adoption of the new lease ASU no later than January 1, 2019, and

•	revenue within the scope of literature other than revenue recognition or lease accounting.

Revenue under the scope of the new revenue recognition ASU, effective upon adoption on January 1, 2018

Management fee income

Management fee income currently consists of property and construction management fees generally recognized as a percentage of rental revenues or construction costs. The recognition of revenue related to consideration exchanged for property and construction management services is expected to occur over time when the services are transferred to our tenants under the new ASU.

Gain/loss on sales of real estate – rental properties and land parcels

For real estate sales, the gain or loss recognition may be significantly different under the new ASU. Under current accounting standards, sales of real estate are not fully recognized until the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property, the seller’s receivable is not subject to future subordination, the seller has transferred to the buyer the usual risks and rewards of ownership and does not have a substantial continuing involvement with the property, and the sale has been consummated. As a result, under the current standards, the seller may be required to apply the deposit method to the transaction or account for the transaction as a financing, leasing, or profit-sharing arrangement.

The current standards focus on whether the seller retains substantial risks or rewards of ownership as a result of its continuing involvement with the sold property. Under the new ASU, there are no rules specifically addressing sales of real estate. Instead, the new ASU establishes a derecognition model based on the transfer of control. Under the new ASU, if the arrangement includes ongoing involvement by the seller with the property, the seller must evaluate each promised good or service under the contract to determine whether it represents a separate performance obligation, constitutes a guarantee, or prevents the transfer of control. If a good or service is considered a separate performance obligation, an allocated portion of the transaction price should be recognized as revenue as the entity transfers the related good or service to the buyer.

Additionally, under the current standards, a partial sale of real estate in which the seller retains a noncontrolling interest results in the recognition of a gain or loss in proportion to the interest sold. Under the new standard, partial sales of real estate in which the seller retains a noncontrolling interest will result in the recognition of a full gain or loss. If a partial sale results in the seller retaining a controlling interest, an entity would continue to reflect the asset at its current book value, record a noncontrolling interest for the book value of the partial interest sold, and recognize additional-paid-in-capital for the difference between the consideration received and the partial interest at book value.

Entities may elect full retrospective adoption, applying this standard to each period presented, as if it had been in effect since the inception of all contracts. Entities may also elect the modified retrospective approach. Under the modified retrospective method, entities may elect to apply the standard to either (i) all contracts since the date of initial application, or (ii) only to contracts that are not completed as of the date of initial application. If the modified retrospective method is elected, an entity will recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application (January 1, 2018).

Revenue associated with leases, effective upon adoption of the new lease ASU no later than January 1, 2019

Rental revenue

See below for a description of the new ASU for lease accounting effective for our interim and annual reporting periods no later than January 1, 2019.

2.	Summary of significant accounting policies (continued)

Tenant recoveries

Tenant recoveries, including executory cost payments (payments for maintenance activities, including common area maintenance, such as cleaning services), are considered lease components and recognized as revenue under current lease accounting standards. Tenant recoveries are recognized as revenue during the period in an amount equal to the related operating expenses incurred that are recoverable under the terms of the applicable lease. Under the new ASU on lease accounting, lease-related executory costs within tenant recoveries are considered non-lease components and subject to the new standard on revenue recognition. Accordingly, lease payments received from tenants will be allocated between lease and non-lease components based on a ratio determined at the inception of each lease. Executory costs within tenant recoveries will be recognized in an amount that reflects the consideration to which we expect to be entitled to in such exchange of goods and services to our tenants at the time that we have satisfied the obligation to provide such goods and services. The application of this new accounting depends on the timing and method of adoption, as described below.

Entities may elect to apply the new guidance related to non-lease components under the lease accounting ASU upon adoption of the revenue recognition ASU on January 1, 2018, or no later than January 1, 2019, upon adoption of the lease accounting ASU. We expect to adopt the revenue recognition guidance related to non-lease components within leases, including lease-related executory costs within tenant recoveries, on January 1, 2019, upon our adoption of the lease accounting ASU.

The lease accounting ASU requires the use of the modified retrospective transition method and does not allow for a full retrospective approach. Under the modified retrospective method, entities may elect to apply the standard to either (i) all leases that exist as the beginning of the earliest comparative period presented in the financial statements, with a cumulative adjustment to the opening balance of retained earnings or (ii) only to leases that are not completed as of the date of initial application, with a cumulative adjustment to the opening balance of retained earnings for the effect of applying the standard at the date of initial application. In addition, entities may elect a practical expedient package further described below under the “Leases” recent accounting pronouncement section that allows for revisions to lease accounting (including accounting for executory costs as non-lease components) to apply only to leases entered into or modified subsequent to the date of initial application.

Revenue within the scope of literature other than revenue recognition or lease accounting

This category includes interest and investment income, both of which fall outside the scope of the new revenue recognition and lease accounting standards. Investment income is subject to a recently issued accounting pronouncement related to the accounting for equity investments described below under the heading “Financial Instruments.”

Financial Instruments

In January 2016, the FASB issued an ASU that amended the accounting for equity investments (except those accounted for under the equity method of accounting or that result in consolidation) and the presentation and disclosure requirements for financial instruments.

The ASU requires the following accounting:

•
Equity investments that have readily determinable fair values, which are currently classified as available-for-sale securities, are required to be measured at fair value, with the changes in fair value recognized in earnings. Available-for-sale equity securities under current GAAP require the recognition of unrealized gains and losses in other comprehensive income. This will no longer be permitted.

•
Equity investments without readily determinable fair values, which are currently classified as cost method investments, will be measured at cost less impairments, adjusted for observable price changes. An “observable price” is a price observed in an orderly transaction for an identical or similar investment of the same issuer. Changes in the carrying value from this measurement will also be reported in current earnings. Cost method investments are currently accounted for at cost less impairments.

The ASU requires the following disclosures:

•
Equity investments that have readily determinable fair values require disclosure of the unrealized gains and losses recognized in earnings during the period that relate to equity securities still held at the reporting date.

2.	Summary of significant accounting policies (continued)

•
Equity investments without readily determinable fair values require disclosure of: (i) the carrying amount, (ii) the amount of impairments and downward adjustments, if any, (iii) the amount of upward adjustments, if any, and (iv) qualitative information to facilitate an understanding of the quantitative disclosures.

The ASU requires the use of the modified retrospective transition method, under which cumulative unrealized gains and losses reflected in accumulated other comprehensive income will be reclassified to retained earnings upon adoption of this guidance. The amendments related to equity investments without readily determinable fair values will be applied prospectively to all investments that exist as of the date of adoption. The ASU is effective for fiscal years beginning after December 15, 2017.

As of June 30, 2017, our consolidated balance sheet contained $79.4 million of available-for-sale equity securities in publicly traded companies, including $28.2 million of net unrealized gains classified in accumulated other comprehensive income. Additionally, as of June 30, 2017, our cost method investments aggregated $345.6 million.

Joint venture distributions

In August 2016, the FASB issued an ASU that provides guidance on the classification in the statement of cash flows of cash distributions received from equity method investments, including unconsolidated joint ventures. The ASU provides two approaches to determine the classification of cash distributions received from equity method investees: (i) the “cumulative earnings” approach, under which distributions up to the amount of cumulative equity in earnings recognized will be classified as cash inflows from operating activities, and those in excess of that amount will be classified as cash inflows from investing activities, and (ii) the “nature of the distribution” approach, under which distributions will be classified based on the nature of the underlying activity that generated cash distributions. Companies will elect either the “cumulative earnings” or the “nature of the distribution” approach. Entities that elect the “nature of the distribution” approach but lack the information to apply it will apply the “cumulative earnings” approach as an accounting change on a retrospective basis. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively (exceptions apply). During the six months ended June 30, 2017, distributions received from our equity method investees aggregated approximately $249 thousand. We will continue to assess the potential effect the adoption of this ASU will have on our consolidated financial statements.

Restricted cash

In November 2016, the FASB issued an ASU that will require companies to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The ASU will require disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of June 30, 2017 and December 31, 2016, we had $20.0 million and $16.3 million of restricted cash, respectively, in our consolidated balance sheets. Upon adoption of this ASU, restricted cash balances will be included with cash and cash equivalents balances as of the beginning and ending of each period presented in our consolidated statements of cash flows; separate line items reconciling changes in restricted cash balances to the changes in cash and cash equivalents will no longer be presented within the operating, investing, and financing sections of our consolidated statements of cash flows.

Leases

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

2.	Summary of significant accounting policies (continued)

The ASU is expected to result in the recognition of a right-to-use asset and a related liability to account for our future obligations under our ground lease arrangements for which we are the lessee. As of June 30, 2017, the remaining contractual payments under our ground lease agreements for which we are the lessee aggregated $582.2 million. Under the new ASU, entities may elect several practical expedients, including an entity need not reassess the lease classification for any expired or existing leases. In other words, leases previously classified as operating or direct financing leases can continue to be classified as such. All of our existing ground leases are currently classified as operating leases, and therefore, we will have the option to continue to classify these leases as operating leases.

Additionally, the new ASU will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this ASU, allocated payroll costs and other costs such as legal costs incurred as part of the leasing process will no longer be capitalized as initial direct costs and instead will be expensed as incurred. During the six months ended June 30, 2017, we capitalized $12.8 million of such costs. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases, as well as the accounting treatment for external costs directly associated with the execution of a lease.

The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted, and requires the use of the modified retrospective transition method and does not allow for a full retrospective approach. Under the modified retrospective method, entities may elect to apply the standard to either (i) all leases that exist as the beginning of the earliest comparative period presented in the financial statements, with a cumulative adjustment to the opening balance of retained earnings or (ii) only to leases that are not completed as of the date of initial application, with a cumulative adjustment to the opening balance of retained earnings for the effect of applying the standard at the date of initial application. In addition, entities may elect a practical expedient package that allows for the lease accounting to apply only to leases entered into or modified subsequent to the date of initial application. An entity may elect the following group of practical expedients, which may not be elected individually:

•	An entity need not reassess whether any expired or existing contracts are or contain leases

•	An entity need not reassess the lease classification for any expired or existing leases, and

•	An entity need not reassess initial direct costs for any existing leases.

These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. We will continue to assess the potential effect the adoption of this ASU will have on our consolidated financial statements.

Allowance for credit losses

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

3.	Investments in real estate

Our consolidated investments in real estate consisted of the following as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
North America:
Land (related to rental properties)	$1,130,560	$1,131,416
Buildings and building improvements	8,204,014	7,810,269
Other improvements	655,377	584,565
Rental properties	9,989,951	9,526,250
Development and redevelopment of new Class A properties:
Undergoing construction	813,176	809,254
Near-term projects undergoing marketing and pre-construction	102,330	—
Intermediate developments projects	287,072	—
Future development projects	284,630	253,551
Gross investments in real estate – North America	11,477,159	10,589,055
Less: accumulated depreciation	(1,694,254)	(1,546,798)
Net investments in real estate – North America	9,782,905	9,042,257
Net investments in real estate – Asia (1)	36,508	35,715
Investments in real estate	$9,819,413	$9,077,972

(1)	Refer to “Assets classified as held for sale in Asia” in Note 14 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further information.

Acquisitions

Our real estate asset acquisitions during the six months ended June 30, 2017, and subsequently, consisted of the following (dollars in thousands):

	Square Footage
For the three months ended	Operating	Redevelopment	Future Development	Purchase Price
March 31, 2017	232,470	—	1,508,890	$218,500
June 30, 2017	272,634	175,000	1,030,000	244,009
Subsequent acquisitions	146,129	57,628	—	71,000
	651,233	232,628	2,538,890	$533,509

Cambridge/Greater Boston

303 Binney Street

In March 2017, we acquired land parcels at 303 Binney Street in our Cambridge submarket of Greater Boston for a purchase price of $80.3 million. The property is located adjacent to our Alexandria Center® at One Kendall Square campus and is currently entitled for the development of 163,339 RSF for office or office/laboratory use and 45,626 RSF for residential use. We may seek to increase the entitlements for office or office/laboratory use, which may result in additional purchase price consideration.

3.	Investments in real estate (continued)

Route 128/Greater Boston

266 and 275 Second Avenue

In June 2017, we entered into a definitive purchase and sale agreement to acquire two properties aggregating 203,757 RSF at 266 and 275 Second Avenue in our Route 128 submarket of Greater Boston for a purchase price of $71.0 million. The properties are currently 71% occupied by multiple tenants. The properties have 57,628 RSF of vacant space that will undergo conversion from office to laboratory space through redevelopment. The property will provide an additional opportunity to increase stabilized cash yields through the redevelopment of the remaining 146,129 RSF and re-leasing of existing in-place leases with below-market rents. We completed the acquisition in July 2017.

Mission Bay/SoMa/San Francisco

1455 and 1515 Third Street

In November 2016, we acquired the remaining 49% interest in our unconsolidated real estate joint venture with Uber for $90.1 million, of which $56.8 million is payable in 2017 in three equal installments, upon Uber’s completion of construction milestones. The first installment of $18.9 million was paid during the three months ended June 30, 2017.

88 Bluxome Street

In January 2017, we acquired land parcels aggregating 2.6 acres at 88 Bluxome Street in our Mission Bay/SoMa submarket of San Francisco for a purchase price of $130.0 million. The existing 232,470 RSF building is operating as a leading tennis and fitness facility. We are currently pursuing entitlements for the development of this site and anticipate an aggregate of 1,070,925 RSF to be available for construction of two buildings in separate phases.

Greater Stanford/San Francisco

960 Industrial Road

In May 2017, we acquired a future ground-up development site at 960 Industrial Road aggregating 11.0 acres in our Greater Stanford submarket of San Francisco for a purchase price of $65.0 million. We are currently pursuing entitlements of 500,000 RSF for a multi-building development. We have leased the existing property, aggregating 195,000 RSF, back to the seller on a short-term basis while we obtain entitlements.

825 and 835 Industrial Road

In June 2017, we acquired an 8-acre site located at 825 and 835 Industrial Road in our Greater Stanford submarket of San Francisco for a purchase price of $85.0 million. The property is currently entitled for the development of two buildings aggregating 530,000 RSF and a parking structure. When combined with our acquisition of the 960 Industrial Road land parcel, these sites will provide us the ability to develop 1.0 million SF of Class A properties clustered in an urban science and technology campus.

1450 Page Mill Road

In June 2017, we acquired a 77,634 RSF newly developed technology office building at 1450 Page Mill Road, subject to a ground lease, located in Stanford Research Park, a collaborative business community that supports innovative companies in their R&D pursuits, in our Greater Stanford submarket of San Francisco for a purchase price of $85.3 million. The building is 100% leased to Infosys Limited for 12 years.

Torrey Pines/Sorrento Mesa/San Diego

3050 Callan Road and Vista Wateridge

In March 2017, we acquired land parcels aggregating 13.5 acres at 3050 Callan Road and Vista Wateridge in our Torrey Pines and Sorrento Mesa submarkets of San Diego, respectively, for an aggregate purchase price of $8.3 million. We are currently pursuing entitlements aggregating 229,000 RSF for a development on these land parcels.

3.	Investments in real estate (continued)

Research Triangle Park

5 Laboratory Drive

In May 2017, we acquired a 175,000 RSF redevelopment property at 5 Laboratory Drive in our Research Triangle Park submarket for a purchase price of $8.8 million. 5 Laboratory Drive is currently vacant, and we plan to redevelop the property for office/laboratory use.

We evaluated the completed transactions above to determine whether an integrated set of assets and activities meets the definition of a business. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. An integrated set of assets and activities does not qualify as a business if substantially all of the fair value of the gross assets is concentrated in either a single identifiable asset or a group of similar identifiable assets.

We evaluated each of the completed acquisitions and determined that substantially all of the fair value related to each acquisition is concentrated in a similar identifiable asset or is a land parcel with no operations. Accordingly, these transactions did not meet the definition of a business and consequently were accounted for as asset acquisitions. In each of these transactions, we allocated the total consideration for each acquisition to the individual assets and liabilities acquired on a relative fair value basis.

Investments in consolidated real estate joint ventures

In June 2016, we completed a sale of a 45% partial interest in 10290 Campus Point Drive to an institutional investor, TIAA Global Asset Management and affiliates (“TIAA”). 10290 Campus Point Drive is a 305,006 RSF office/laboratory building in our University Town Center submarket of San Diego, 100% leased to Eli Lilly and Company. Gross proceeds received from our partner related to this real estate joint venture through June 30, 2017 were $91.3 million, including $7.0 million received during the six months ended June 30, 2017. Remaining proceeds from our partner of $15.0 million are expected to be received primarily in the second half of 2017.

In December 2016, we completed a separate joint venture agreement with TIAA to sell a 45% partial interest in 10300 Campus Point Drive in our University Town Center submarket of San Diego, which is a 449,759 RSF building primarily leased to Celgene Corporation and The Regents of the University of California, for a sales price of $150.0 million. Gross proceeds received from our partner through June 30, 2017 were $137.3 million. Remaining proceeds of $12.7 million are expected to be received primarily in the second half of 2017.

We retained controlling interests in each of 10290 Campus Point Drive and 10300 Campus Point Drive following each sale above and, therefore, continue to consolidate both entities. As a result, we accounted for the proceeds from each transaction as equity financings. Each transaction did not qualify as a sale of real estate and did not result in purchase price adjustments to the carrying value of the net assets sold. Accordingly, the carrying amount of our partner’s share of assets and liabilities is reported at historical cost basis.

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

For each of our joint ventures with TIAA, we evaluated the partially owned legal entity that owns the property under the variable interest model to determine whether each entity met any of the three characteristics of a VIE, which are as follows:

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

Based on the analysis detailed in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements, TIAA, as the non-managing member of each joint venture, lacks the characteristics of a controlling financial interest in each joint venture because it does not have substantive kick-out rights or substantive participating rights. Therefore, each joint venture meets the criteria to be considered a VIE and, accordingly, is evaluated for consolidation under the variable interest model.

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

The following table aggregates the balance sheet information of our consolidated VIEs as of June 30, 2017, and
December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Investments in real estate	$982,126	$993,710
Cash and cash equivalents	26,374	27,498
Other assets	62,229	57,166
Total assets	$1,070,729	$1,078,374

Secured notes payable	$—	$—
Other liabilities	44,200	66,711
Total liabilities	44,200	66,711
Alexandria Real Estate Equities, Inc.’s share of equity	542,111	538,069
Noncontrolling interests’ share of equity	484,418	473,594
Total liabilities and equity	$1,070,729	$1,078,374

In determining whether to aggregate the balance sheet information of our consolidated VIEs, we considered the similarity of each VIE, including the primary purpose of these entities to own, manage, operate, and lease real estate properties owned by the VIEs, and the similar nature of our involvement in each VIE as a managing member. Due to the similarity of the characteristics among these VIE’s, we present the balance sheet information of these entities on an aggregated basis.

For each of our consolidated VIEs, none of its assets have restrictions that limit their use to settle specific obligations of the VIE. There are no creditors or other partners of our consolidated VIEs that have recourse to our general credit. Our maximum exposure to all our VIEs is limited to our variable interests in each VIE.

3.	Investments in real estate (continued)

Sale of real estate assets and impairment charges

In January 2017, we completed the sale of a vacant property at 6146 Nancy Ridge Drive located in our Sorrento Mesa submarket of San Diego for a purchase price of $3.0 million and recognized a gain of $270 thousand.

In June 2017, we recognized an additional impairment charge of $203 thousand on a 20,580 RSF property located in a non-cluster market. We had previously recognized an impairment of $1.6 million in December 2016 when management committed to the sale of the property and evaluated this asset under the held for sale impairment model. As of June 30, 2017, this asset was classified as held for sale. We completed the sale of this asset in July 2017 for a gross sale price of $800 thousand with no gain or loss. Refer to “Assets classified as held for sale in North America” in Note 14 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further information.

On March 31, 2016, we evaluated two separate potential transactions to sell land parcels in our India submarket aggregating 28 acres. We determined that these land parcels met the criteria for classification as held for sale as of March 31, 2016, including among others, the following: (i) management having the authority committed to sell the real estate, and (ii) the sale was probable within one year. Upon classification as held for sale, we recognized an impairment charge of $29.0 million to lower the carrying amount of the real estate to its estimated fair value less cost to sell of approximately $10.2 million. In determining the carrying amount for evaluating the real estate for impairment, we considered our net book value, cost to sell, and a $10.6 million unrealized cumulative foreign currency translation loss, which was reclassified to net income upon the disposition of the assets.

During the three months ended June 30, 2016, we sold one of these land parcels totaling five acres for a sales price of $7.5 million at no gain or loss. In order to calculate the gain or loss on the sale, we considered our net book value, cost of the sale and cumulative foreign currency translation loss of $6.9 million.

On April 22, 2016, we decided to monetize our remaining real estate investments located in Asia in order to invest capital into our highly leased value-creation pipeline. We determined that these investments met the criteria for classification as held for sale when we achieved the following, among other criteria: (i) committed to sell all of our real estate investments in Asia, (ii) obtained approval from our Board of Directors, and (iii) determined that the sale of each property/land parcel was probable within one year. During the three months ended June 30, 2016, upon classification as held for sale, we recognized an impairment charge of $154.1 million related to our remaining real estate investments located in Asia, to lower the carrying costs of the real estate to its estimated fair value less cost to sell. In determining the carrying amount for evaluating the real estate for impairment, we considered our net book value, cost to sell, and a $40.2 million cumulative foreign currency translation loss, which was reclassified to net income upon the disposition of the assets. Impairment of real estate recognized during the three months ended June 30, 2016 of $156.1 million primarily relates to the impairment charge of $154.1 million as described above, as well as an impairment charge of $2.0 million related to projects in North America.

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

Commitments to sell real estate

One of our tenants holds a fixed-price option to purchase from us the property that it currently leases. The purchase option is exercisable no later than December 29, 2017. The property subject to this purchase option is one of our older properties and has a net book value of $7.2 million as of June 30, 2017. The option is exercisable at a purchase price of $20.8 million, excluding any customary and ordinary closing costs. As of June 30, 2017, the purchase price option had not been exercised.

4.	Investments in unconsolidated real estate joint ventures

360 Longwood Avenue

We have a 27.5% ownership interest in an unconsolidated real estate joint venture that, as of June 30, 2017, owned a building aggregating 413,799 RSF in our Longwood Medical Area submarket of Greater Boston. Our anchor tenant at the property exercised its option to purchase a condominium interest representing 203,090 RSF, or 49%, of the property, pursuant to a fixed-price purchase option in its original lease agreement executed in 2011. The unconsolidated real estate joint venture completed the sale of the condominium interest in July 2017, and repaid the existing secured construction loan discussed in the table below. Our share of the sales price was $65.7 million, excluding any customary and ordinary closing costs, and our share of the gain recognized was $14.1 million, which will be reflected in our equity in earnings of unconsolidated real estate joint ventures during the three months ended September 30, 2017. As of June 30, 2017, the unconsolidated real estate joint venture had a non-recourse, secured construction loan that included the following key terms (amounts represent 100% at the joint venture level, dollars in thousands):

Tranche	Stated Rate	Outstanding Balance	Remaining Commitments	Total
Fixed rate	5.25%	$173,226	$2,015	$175,241
Floating rate	L+3.75%	13,075	24,884	37,959
		$186,301	$26,899	$213,200

We evaluated our ownership interests in the 360 Longwood Avenue joint venture using the consolidation guidance, as described in Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements, to determine whether this entity meets any of the following characteristics of a VIE:

1)	The entity does not have sufficient equity to finance its activities without additional subordinated financial support.

•	This entity has significant equity and non-recourse financing as of June 30, 2017, in place to support operations.

2)	The entity is established with non-substantive voting rights.

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

•
The non-managing members have significant participating rights including in the day-to-day management of development activities and the participation in decisions related to the operations of the property.

Since our 360 Longwood Avenue joint venture does not meet the VIE criteria, we determined that this joint venture does not qualify for evaluation under the variable interest model and, therefore, should be evaluated under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that noncontrolling equity holders do not have substantive participating rights. Our interest in the 360 Longwood Avenue joint venture is limited to 27.5%, and since we do not have other contractual rights, we account for this joint venture under the equity method of accounting.

4.	Investments in unconsolidated real estate joint ventures (continued)

1401/1413 Research Boulevard

In May 2017, we recognized a gain of $111 thousand upon the sale of a 35% interest in our land parcels at 1401/1413 Research Boulevard, located in the Rockville submarket of Maryland. The sale was executed with a distinguished retail real estate developer for the development of an approximately 90,000 SF retail shopping center. We contributed the land parcels at a fair value of $7.9 million into a new entity, our partner contributed $3.9 million, and we received a distribution of $0.7 million.

We evaluated our remaining 65% ownership interest using the consolidation guidance as described in Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements and concluded that the new entity qualified as a VIE. Under the VIE model, we determined that our joint venture partner is the primary beneficiary of the new joint venture and thus, we deconsolidated the joint venture and recognized the gain noted above as a gain on sales of real estate – land parcels, in our consolidated statements of income.

In May 2017, the joint venture obtained a non-recourse secured construction loan with aggregate commitments of $25.0 million. This loan includes the following key terms (amounts represent 100% at the joint venture level, dollars in thousands):

Debt	Maturity Date		Stated Rate		Outstanding Balance	Remaining Commitments	Total
1401/1413 Research Boulevard	5/17/20	(1)	L+2.50%	(2)	$1,042	$23,958	$25,000
Unamortized deferred financing costs					(128)
					$914

(1)
The unconsolidated real estate joint venture has an option to extend the stated maturity date to July 1, 2020. In addition, there are two one-year options to convert the construction loan to a permanent loan and extend the stated maturity date to May 17, 2022.

(2)	The borrowing bears interest at a floating rate with an interest rate floor equal to 3.15%.

5.	Investments

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

Investments in available-for-sale equity securities with gross unrealized losses as of June 30, 2017 had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary. Accordingly, there are no other-than-temporary impairments in accumulated other comprehensive income related to available-for-sale equity securities as of June 30, 2017, and December 31, 2016.

The following table summarizes our investments as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Available-for-sale equity securities, cost basis	$51,199	$41,392
Unrealized gains	32,577	25,076
Unrealized losses	(4,406)	(5,783)
Available-for-sale equity securities, at fair value	79,370	60,685
Investments accounted for under cost method	345,550	281,792
Total investments	$424,920	$342,477

5.	Investments (continued)

During the three months ended June 30, 2017, we determined there was an other-than-temporary impairment on certain of our equity securities. Accordingly, we recorded an impairment charge of approximately $4.5 million. The table below outlines the components of our investment income classified within other income in the accompanying consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment gains	$3,986	$14,715	$5,781	$20,606
Investment losses	(20)	(5,039)	(328)	(6,821)
Investment impairments	(4,491)	—	(4,491)	—
Investment (loss) income	$(525)	$9,676	$962	$13,785

6.	Other assets

The following table summarizes the components of other assets as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Acquired below-market ground leases	$12,798	$12,913
Acquired in-place leases	61,957	63,408
Deferred compensation plan	14,108	11,632
Deferred financing costs – $1.65 billion unsecured senior line of credit	12,382	14,239
Deposits	7,867	3,302
Furniture, fixtures, and equipment	11,787	12,839
Interest rate hedge assets	3,782	4,115
Net investment in direct financing lease	37,867	37,297
Notes receivable	655	694
Prepaid expenses	7,030	9,724
Property, plant, and equipment	22,480	19,891
Other assets	12,296	11,143
Total	$205,009	$201,197

The components of our net investment in direct financing lease as of June 30, 2017, and December 31, 2016, are summarized in the table below (in thousands):

	June 30, 2017	December 31, 2016
Gross investment in direct financing lease	$264,371	$264,954
Less: unearned income	(226,504)	(227,657)
Net investment in direct financing lease	$37,867	$37,297

6.	Other assets (continued)

Future minimum lease payments to be received under our direct financing lease as of June 30, 2017, were as follows (in thousands):

Year	Total
2017	$652
2018	1,607
2019	1,655
2020	1,705
2021	1,756
Thereafter	256,996
Total	$264,371

7.	Fair value measurements

We provide fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) significant other observable inputs, and (iii) significant unobservable inputs. Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2017 and 2016.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2017, and December 31, 2016 (in thousands):

		June 30, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$79,370	$79,370	$—	$—
Interest rate hedge agreements	$3,782	$—	$3,782	$—
Liabilities:
Interest rate hedge agreements	$975	$—	$975	$—

		December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$60,685	$60,685	$—	$—
Interest rate hedge agreements	$4,115	$—	$4,115	$—
Liabilities:
Interest rate hedge agreements	$3,587	$—	$3,587	$—

7.	Fair value measurements (continued)

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

As of June 30, 2017, and December 31, 2016, the book and estimated fair values of our available-for-sale equity securities, interest rate hedge agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Available-for-sale equity securities	$79,370	$79,370	$60,685	$60,685
Interest rate hedge agreements	$3,782	$3,782	$4,115	$4,115

Liabilities:
Interest rate hedge agreements	$975	$975	$3,587	$3,587
Secured notes payable	$1,127,348	$1,129,482	$1,011,292	$1,016,782
Unsecured senior notes payable	$2,800,398	$2,955,735	$2,378,262	$2,431,470
Unsecured senior line of credit	$300,000	$299,966	$28,000	$27,998
Unsecured senior bank term loans	$547,639	$547,215	$746,471	$750,422

Nonrecurring fair value measurements

Refer to “Sale of Real Estate Assets and Impairment Charges” in Note 3 – “Investments in Real Estate,” Note 5 – “Investments,” and Note 14 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further discussion.

8.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of June 30, 2017 (dollars in thousands):

	Fixed-Rate/Hedged Variable-Rate	Unhedged Variable-Rate			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate (1)
Secured notes payable	$886,922	$240,426	$1,127,348	23.6%	3.62%	3.1
Unsecured senior notes payable	2,800,398	—	2,800,398	58.6	4.16	7.3
$1.65 billion unsecured senior line of credit	—	300,000	300,000	6.3	2.22	4.3
2019 Unsecured Senior Bank Term Loan	199,452	—	199,452	4.2	3.08	1.5
2021 Unsecured Senior Bank Term Loan	348,187	—	348,187	7.3	2.53	3.5
Total/weighted average	$4,234,959	$540,426	$4,775,385	100.0%	3.75%	5.6
Percentage of total debt	89%	11%	100%

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of debt premiums/discounts, amortization of loan fees, and other bank fees.

8.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal payments as of June 30, 2017 (dollars in thousands):

	Stated Rate		Weighted-Average Interest Rate (1)	Maturity			Unamortized (Deferred Financing Cost), (Discount)/Premium
Debt				Date (2)		Principal		Total
Secured notes payable
Greater Boston	L+1.35%		2.96%	8/23/18		$212,289	$(840)	$211,449
Greater Boston	L+1.50%		2.79	1/28/19	(3)	311,556	(1,893)	309,663
Greater Boston	L+2.00%		3.27	4/20/19	(3)	158,581	(2,433)	156,148
Greater Boston, Seattle, and Maryland	7.75%		8.16	4/1/20		109,403	(919)	108,484
San Diego	4.66%		4.98	1/1/23		35,755	(362)	35,393
Greater Boston	3.93%		3.19	3/10/23		82,000	3,085	85,085
Greater Boston	4.82%		3.39	2/6/24		203,000	17,343	220,343
San Francisco	6.50%		6.74	7/1/36		783	—	783
Secured debt weighted-average interest rate/subtotal	3.81%		3.62			1,113,367	13,981	1,127,348

2019 Unsecured Senior Bank Term Loan	L+1.20%		3.08	1/3/19		200,000	(548)	199,452
2021 Unsecured Senior Bank Term Loan	L+1.10%		2.53	1/15/21		350,000	(1,813)	348,187
$1.65 billion unsecured senior line of credit	L+1.00%	(4)	2.22	10/29/21		300,000	—	300,000
Unsecured senior notes payable	2.75%		2.96	1/15/20		400,000	(2,017)	397,983
Unsecured senior notes payable	4.60%		4.74	4/1/22		550,000	(3,083)	546,917
Unsecured senior notes payable	3.90%		4.04	6/15/23		500,000	(3,526)	496,474
Unsecured senior notes payable	4.30%		4.52	1/15/26		300,000	(4,114)	295,886
Unsecured senior notes payable	3.95%		4.14	1/15/27		350,000	(4,757)	345,243
Unsecured senior notes payable	3.95%		4.09	1/15/28		425,000	(4,436)	420,564
Unsecured senior notes payable	4.50%		4.62	7/30/29		300,000	(2,669)	297,331
Unsecured debt weighted average/subtotal			3.78			3,675,000	(26,963)	3,648,037
Weighted-average interest rate/total			3.75%			$4,788,367	$(12,982)	$4,775,385

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of debt premiums/discounts, amortization of loan fees, and other bank fees.

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

3.95% Unsecured senior notes payable due in 2028

In March 2017, we completed a $425.0 million public offering of our unsecured senior notes payable due on January 15, 2028, at a stated interest rate of 3.95%. The unsecured senior notes payable were priced at 99.855% of the principal amount with a yield to maturity of 3.967%. The unsecured senior notes payable are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company. The unsecured senior notes payable rank equally in right of payment with all other unsecured senior indebtedness. However, the unsecured senior notes payable are subordinate to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P. We used the net proceeds, after discounts and issuance costs, of $420.5 million to repay outstanding borrowings under our $1.65 billion unsecured senior line of credit.

Repayment of unsecured senior bank term loans

During the six months ended June 30, 2017, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, reducing the total outstanding balance from $400 million to $200 million, and recognized a loss of $670 thousand related to the write-off of unamortized loan fees.

8.	Secured and unsecured senior debt (continued)

Secured construction loans

The following table summarizes our secured construction loans as of June 30, 2017 (dollars in thousands):

Property/Market	Stated Rate	Maturity Date		Outstanding Principal Balance	Remaining Commitments	Aggregate Commitments
75/125 Binney Street/Greater Boston	L+1.35%	8/23/18		$212,289	$—	$212,289
50 and 60 Binney Street/Greater Boston	L+1.50%	1/28/19	(1)	311,556	38,444	350,000
100 Binney Street/Greater Boston	L+2.00%	4/20/19	(2)	158,581	145,700	304,281
				$682,426	$184,144	$866,570

(1)	We have two one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions.

(2)	We have two one-year options to extend the stated maturity date to April 20, 2021, subject to certain conditions.

Interest expense

The following table summarizes interest expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross interest	$46,817	$38,813	$89,765	$75,767
Capitalized interest	(15,069)	(13,788)	(28,233)	(25,887)
Interest expense	$31,748	$25,025	$61,532	$49,880

9.	Interest rate hedge agreements

We use interest rate derivatives to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured notes payable, and to manage our exposure to interest rate volatility. Our derivative instruments include interest rate swaps and interest rate caps.

In our interest rate hedge agreements, the ineffective portion of the change in fair value is required to be recognized directly in earnings. During the six months ended June 30, 2017 and 2016, our interest rate hedge agreements were 100% effective; as a result, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate hedge agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $566 thousand in accumulated other comprehensive income to earnings as a decrease of interest expense. As of June 30, 2017, and December 31, 2016, the fair values of our interest rate swap and cap agreements aggregating an asset balance were classified in other assets, and the fair value of our interest rate swap agreements aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 7 – “Fair Value Measurements” to these unaudited consolidated financial statements for further details. Under our interest rate hedge agreements, we have no collateral posting requirements.

We have agreements with certain of our derivative counterparties that contain a provision wherein we could be declared in default on our derivative obligations (i) if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness or (ii) if we default on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If we had breached any of these provisions as of June 30, 2017, we could have been required to settle our obligations under the agreements at their termination value of $627 thousand.

9.	Interest rate hedge agreements (continued)

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

We had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk as of June 30, 2017 (dollars in thousands):

Interest Rate Hedge Type			Number of Contracts	Weighted-Average Interest Pay/ Cap Rate(1)	Fair Value as of 6/30/17	Notional Amount in Effect as of
	Effective Date	Maturity Date				6/30/17	12/31/17	12/31/18	12/31/19
Swap	March 31, 2017	March 31, 2018	4	0.78%	$1,006	$250,000	$250,000	$—	$—
Swap	March 31, 2017	March 31, 2018	11	1.51%	(948)	650,000	650,000	—	—
Cap	July 29, 2016	April 20, 2019	2	2.00%	94	92,000	126,000	150,000	—
Swap	March 29, 2018	March 31, 2019	8	1.16%	2,682	—	—	600,000	—
Swap	March 29, 2019	March 31, 2020	1	1.89%	(27)	—	—	—	100,000
Total					$2,807	$992,000	$1,026,000	$750,000	$100,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin over LIBOR for borrowings outstanding as of June 30, 2017, as listed under the column heading “Stated Rate” in our summary table of outstanding indebtedness and respective principal payments under Note 8 – “Secured and Unsecured Senior Debt” to these unaudited consolidated financial statements.

10.	Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$327,363	$366,174
Acquired below-market leases	90,469	59,509
Conditional asset retirement obligations	7,961	3,095
Deferred rent liabilities	29,033	34,426
Interest rate hedge liabilities	975	3,587
Unearned rent and tenant security deposits	241,544	231,416
Other liabilities	36,844	33,464
Total	$734,189	$731,671

Some of our properties may contain asbestos, which, under certain conditions, requires remediation. Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. For certain properties we do not recognize an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation. These conditional asset retirement obligations are included in the table above.

11.	Earnings per share

In March 2017, we entered into agreements to sell an aggregate of 6.9 million shares of our common stock, which consist of an initial issuance of 2.1 million shares and the remaining 4.8 million shares subject to forward equity sales agreements, at a public offering price of $108.55 per share, less issuance costs and underwriters’ discount. We issued the initial 2.1 million shares at closing in March 2017 for net proceeds, after underwriters’ discount and issuance costs, of $217.8 million and expect to settle the forward equity sales agreements on the remaining 4.8 million shares of common stock no later than March 2018, for net proceeds of $495.5 million, after underwriters’ discount and issuance costs, with further adjustments as provided for in the sales agreements.

To account for the forward equity sales agreements, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity sales agreements were not liabilities as they did not embody obligations to repurchase our shares nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We then evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

We also considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. We use the treasury method to determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement. The number of weighted-average shares outstanding – diluted used in the computation of EPS for the three and six months ended June 30, 2017, includes the effect from the assumed issuance of 4.8 million shares pursuant to the settlement of the forward equity sales agreements at the contractual price, less the assumed repurchase of common shares at the average market price using the net proceeds of $495.5 million, adjusted as provided for in the forward equity sales agreements. The impact to our weighted-average shares – diluted for the three and six months ended June 30, 2017 was 530 thousand and 293 thousand, respectively, weighted-average incremental shares.

For purposes of calculating diluted EPS, we did not assume conversion of our 7.00% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) for the three and six months ended June 30, 2017 and 2016, since the result was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods. Refer to “7.00% Series D Cumulative Convertible Preferred Stock Repurchases” in Note 12 – “Stockholders’ Equity” to these unaudited consolidated financial statements for further discussion of the partial repurchases of our Series D Convertible Preferred Stock.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our Series D Convertible Preferred Stock and forward equity sales agreements are not participating securities, and therefore, are not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stock and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.

11.	Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$41,496	$(108,116)	$89,051	$(98,150)
Net income attributable to noncontrolling interests	(7,275)	(3,500)	(13,119)	(7,530)
Dividends on preferred stock	(1,278)	(5,474)	(5,062)	(11,381)
Preferred stock redemption charge	—	(9,473)	(11,279)	(12,519)
Net income attributable to unvested restricted stock awards	(1,313)	(1,085)	(2,300)	(1,886)
Numerator for basic and diluted EPS – net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$31,630	$(127,648)	$57,291	$(131,466)

Denominator for basic EPS – weighted-average shares of common stock outstanding	90,215	74,319	89,186	73,452
Dilutive effect of forward equity sales agreements	530	—	293	—
Denominator for diluted EPS – adjusted – weighted-average shares of common stock outstanding	90,745	74,319	89,479	73,452
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$0.35	$(1.72)	$0.64	$(1.79)

12.	Stockholders’ equity

ATM common stock offering program

In October 2016, we established an ATM common stock offering program, which allows us to sell up to an aggregate of $600.0 million of our common stock. During the six months ended June 30, 2017, we completed our ATM program with the sale of 2.1 million shares of common stock for gross proceeds of $245.8 million, or $118.97 per share, and net proceeds of approximately $241.8 million. As of June 30, 2017, there is no remaining availability on our ATM program.

Forward equity sales agreements

Refer to Note 11 – “Earnings per Share” to these unaudited consolidated financial statements for a discussion related to our forward equity sales agreements executed in March 2017.

7.00% Series D cumulative convertible preferred stock repurchases

During the three months ended March 31, 2017, we repurchased, in privately negotiated transactions, 501,115 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $17.9 million, or $35.79 per share. We recognized a preferred stock redemption charge of $5.8 million during the three months ended March 31, 2017, including the write-off of original issuance costs of approximately $391 thousand. We did not repurchase any shares of our Series D Convertible Preferred Stock during the three months ended June 30, 2017.

6.45% Series E cumulative redeemable preferred stock redemption

In March 2017, we announced the redemption of our cumulative redeemable preferred stock (“Series E Redeemable Preferred Stock”) and recognized a preferred stock redemption charge of $5.5 million related to the write-off of original issuance costs. On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share, or an aggregate of $130.0 million, plus accrued dividends using funds primarily from the proceeds of our March 2017 common stock offering discussed in Note 11 – “Earnings per Share” to these unaudited consolidated financial statements.

12.	Stockholders’ equity (continued)

Dividends

In June 2017, we declared cash dividends on our common stock for the three months ended June 30, 2017, aggregating $80.5 million, or $0.86 per share. Also in June 2017, we declared cash dividends on our Series D Convertible Preferred Stock for the three months ended June 30, 2017, aggregating approximately $1.3 million, or $0.4375 per share. In July 2017, we paid the cash dividends on our common stock and Series D Convertible Preferred Stock declared for the three months ended June 30, 2017. We paid the final dividends declared of $2.1 million on our Series E Redeemable Preferred Stock in April 2017.

Accumulated other comprehensive income

Accumulated other comprehensive income attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Net Unrealized Gain (Loss) on:
	Available-for- Sale Equity Securities	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2016	$19,293	$405	$(14,343)	$5,355

Other comprehensive income before reclassifications	6,396	667	3,756	10,819
Amounts reclassified from other comprehensive income	2,482	1,612	2,421	6,515
	8,878	2,279	6,177	17,334
Amounts attributable to noncontrolling interests	—	—	(12)	(12)
Net other comprehensive income	8,878	2,279	6,165	17,322

Balance as of June 30, 2017	$28,171	$2,684	$(8,178)	$22,677

Common stock, preferred stock, and excess stock authorizations

In May 2017, our stockholders approved an amendment to our charter to increase the authorized shares of common stock from 100.0 million to 200.0 million shares, of which 92.1 million shares were issued and outstanding as of June 30, 2017. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, of which 3.0 million shares were issued and outstanding as of June 30, 2017. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of June 30, 2017.

13.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned nine projects as of June 30, 2017, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

In 2016, we sold partial interests in 10290 Campus Point Drive and 10300 Campus Point Drive. As described in Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements, since we retained controlling interests in both joint ventures following the sales and continued to consolidate these entities, we accounted for the proceeds received as equity financing transactions. These transactions did not qualify as sales of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost basis.

13.	Noncontrolling interests (continued)

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

As of June 30, 2017, one building aggregating 20,580 RSF in a non-cluster market and two operating properties aggregating 634,328 RSF located in China were classified as held for sale, none of which met the criteria for classification as discontinued operations in our consolidated financial statements. The building in the non-cluster market was sold in July 2017. For additional information, refer to Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements.

Assets classified as held for sale in North America

The following is a summary of net assets as of June 30, 2017, and December 31, 2016, for our real estate investments in North America that were classified as held for sale (in thousands):

	June 30, 2017	December 31, 2016
Total assets	$717	$3,375
Total liabilities	—	—
Net assets classified as held for sale – North America	$717	$3,375

Assets classified as held for sale in Asia

The following is a summary of net assets as of June 30, 2017, and December 31, 2016, for our real estate investments in Asia that were classified as held for sale (in thousands):

	June 30, 2017	December 31, 2016
Total assets	$40,561	$39,643
Total liabilities	(2,216)	(2,342)
Total accumulated other comprehensive (income) loss	(147)	828
Net assets classified as held for sale – Asia	$38,198	$38,129

15.	Subsequent events

In July 2017, we completed the sale of a condominium interest in our unconsolidated real estate joint venture property at 360 Longwood Avenue in our Longwood Medical Area submarket. Refer to Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for further discussion.

In July 2017, we acquired two properties at 266 and 275 Second Avenue in our Route 128 submarket of Greater Boston. Refer to “Acquisitions” in Note 3 – “Investment in Real Estate” to these unaudited consolidated financial statements for further discussion.

16.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2017, and December 31, 2016, the condensed consolidating statements of income and comprehensive income for the three and six months ended June 30, 2017 and 2016, and the condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information on a consolidated basis. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of June 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$9,819,413	$—	$9,819,413
Investments in unconsolidated real estate JVs	—	—	58,083	—	58,083
Cash and cash equivalents	45,938	—	78,939	—	124,877
Restricted cash	115	—	19,887	—	20,002
Tenant receivables	—	—	8,393	—	8,393
Deferred rent	—	—	383,062	—	383,062
Deferred leasing costs	—	—	201,908	—	201,908
Investments	—	4,213	420,707	—	424,920
Investments in and advances to affiliates	8,885,847	8,062,388	164,151	(17,112,386)	—
Other assets	49,192	—	155,817	—	205,009
Total assets	$8,981,092	$8,066,601	$11,310,360	$(17,112,386)	$11,245,667
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$1,127,348	$—	$1,127,348
Unsecured senior notes payable	2,800,398	—	—	—	2,800,398
Unsecured senior line of credit	300,000	—	—	—	300,000
Unsecured senior bank term loans	547,639	—	—	—	547,639
Accounts payable, accrued expenses, and tenant security deposits	94,289	—	639,900	—	734,189
Dividends payable	81,602	—	—	—	81,602
Total liabilities	3,823,928	—	1,767,248	—	5,591,176
Redeemable noncontrolling interests	—	—	11,410	—	11,410
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	5,157,164	8,066,601	9,045,785	(17,112,386)	5,157,164
Noncontrolling interests	—	—	485,917	—	485,917
Total equity	5,157,164	8,066,601	9,531,702	(17,112,386)	5,643,081
Total liabilities, noncontrolling interests, and equity	$8,981,092	$8,066,601	$11,310,360	$(17,112,386)	$11,245,667

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$9,077,972	$—	$9,077,972
Investments in unconsolidated real estate JVs	—	—	50,221	—	50,221
Cash and cash equivalents	30,603	—	94,429	—	125,032
Restricted cash	102	—	16,232	—	16,334
Tenant receivables	—	—	9,744	—	9,744
Deferred rent	—	—	335,974	—	335,974
Deferred leasing costs	—	—	195,937	—	195,937
Investments	—	4,440	338,037	—	342,477
Investments in and advances to affiliates	8,152,965	7,444,919	151,594	(15,749,478)	—
Other assets	45,646	—	155,551	—	201,197
Total assets	$8,229,316	$7,449,359	$10,425,691	$(15,749,478)	$10,354,888
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$1,011,292	$—	$1,011,292
Unsecured senior notes payable	2,378,262	—	—	—	2,378,262
Unsecured senior line of credit	28,000	—	—	—	28,000
Unsecured senior bank term loans	746,471	—	—	—	746,471
Accounts payable, accrued expenses, and tenant security deposits	104,044	—	627,627	—	731,671
Dividends payable	76,743	—	171	—	76,914
Total liabilities	3,333,520	—	1,639,090	—	4,972,610
Redeemable noncontrolling interests	—	—	11,307	—	11,307
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	4,895,796	7,449,359	8,300,119	(15,749,478)	4,895,796
Noncontrolling interests	—	—	475,175	—	475,175
Total equity	4,895,796	7,449,359	8,775,294	(15,749,478)	5,370,971
Total liabilities, noncontrolling interests, and equity	$8,229,316	$7,449,359	$10,425,691	$(15,749,478)	$10,354,888

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended June 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$211,942	$—	$211,942
Tenant recoveries	—	—	60,470	—	60,470
Other income	4,124	1	1,482	(4,960)	647
Total revenues	4,124	1	273,894	(4,960)	273,059

Expenses:
Rental operations	—	—	76,980	—	76,980
General and administrative	19,428	—	4,766	(4,960)	19,234
Interest	21,831	—	9,917	—	31,748
Depreciation and amortization	1,721	—	102,377	—	104,098
Impairment of real estate	—	—	203	—	203
Total expenses	42,980	—	194,243	(4,960)	232,263

Equity in earnings of unconsolidated real estate JVs	—	—	589	—	589
Equity in earnings of affiliates	73,077	70,597	1,360	(145,034)	—
Gain on sales of real estate – land parcels	—	—	111	—	111
Net income	34,221	70,598	81,711	(145,034)	41,496
Net income attributable to noncontrolling interests	—	—	(7,275)	—	(7,275)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	34,221	70,598	74,436	(145,034)	34,221
Dividends on preferred stock	(1,278)	—	—	—	(1,278)
Net income attributable to unvested restricted stock awards	(1,313)	—	—	—	(1,313)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$31,630	$70,598	$74,436	$(145,034)	$31,630

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$161,638	$—	$161,638
Tenant recoveries	—	—	54,107	—	54,107
Other income	2,934	28	10,498	(3,129)	10,331
Total revenues	2,934	28	226,243	(3,129)	226,076

Expenses:
Rental operations	—	—	67,325	—	67,325
General and administrative	15,338	—	3,175	(3,129)	15,384
Interest	20,189	—	4,836	—	25,025
Depreciation and amortization	1,661	—	68,508	—	70,169
Impairment of real estate	—	—	156,143	—	156,143
Total expenses	37,188	—	299,987	(3,129)	334,046

Equity in losses of unconsolidated real estate JVs	—	—	(146)	—	(146)
Equity in earnings of affiliates	(77,362)	(92,493)	(1,837)	171,692	—
Net loss	(111,616)	(92,465)	(75,727)	171,692	(108,116)
Net income attributable to noncontrolling interests	—	—	(3,500)	—	(3,500)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(111,616)	(92,465)	(79,227)	171,692	(111,616)
Dividends on preferred stock	(5,474)	—	—	—	(5,474)
Preferred stock redemption charge	(9,473)	—	—	—	(9,473)
Net income attributable to unvested restricted stock awards	(1,085)	—	—	—	(1,085)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(127,648)	$(92,465)	$(79,227)	$171,692	$(127,648)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$419,135	$—	$419,135
Tenant recoveries	—	—	121,816	—	121,816
Other income	8,107	12	4,463	(9,597)	2,985
Total revenues	8,107	12	545,414	(9,597)	543,936

Expenses:
Rental operations	—	—	154,067	—	154,067
General and administrative	38,674	—	9,386	(9,597)	38,463
Interest	48,949	—	12,583	—	61,532
Depreciation and amortization	3,430	—	197,851	—	201,281
Impairment of real estate	—	—	203	—	203
Loss on early extinguishment of debt	670	—	—	—	670
Total expenses	91,723	—	374,090	(9,597)	456,216

Equity in earnings of unconsolidated real estate JVs	—	—	950	—	950
Equity in earnings of affiliates	159,548	153,445	2,992	(315,985)	—
Gain on sales of real estate – rental properties	—	—	270	—	270
Gain on sales of real estate – land parcels	—	—	111	—	111
Net income	75,932	153,457	175,647	(315,985)	89,051
Net income attributable to noncontrolling interests	—	—	(13,119)	—	(13,119)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	75,932	153,457	162,528	(315,985)	75,932
Dividends on preferred stock	(5,062)	—	—	—	(5,062)
Preferred stock redemption charge	(11,279)	—	—	—	(11,279)
Net income attributable to unvested restricted stock awards	(2,300)	—	—	—	(2,300)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$57,291	$153,457	$162,528	$(315,985)	$57,291

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$319,914	$—	$319,914
Tenant recoveries	—	—	106,704	—	106,704
Other income	6,009	24	16,239	(6,725)	15,547
Total revenues	6,009	24	442,857	(6,725)	442,165

Expenses:
Rental operations	—	—	133,162	—	133,162
General and administrative	29,656	—	7,641	(6,725)	30,572
Interest	39,411	—	10,469	—	49,880
Depreciation and amortization	3,275	—	137,760	—	141,035
Impairment of real estate	—	—	185,123	—	185,123
Total expenses	72,342	—	474,155	(6,725)	539,772

Equity in losses of unconsolidated real estate JVs	—	—	(543)	—	(543)
Equity in earnings of affiliates	(39,347)	(61,814)	(1,198)	102,359	—
Net loss	(105,680)	(61,790)	(33,039)	102,359	(98,150)
Net income attributable to noncontrolling interests	—	—	(7,530)	—	(7,530)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(105,680)	(61,790)	(40,569)	102,359	(105,680)
Dividends on preferred stock	(11,381)	—	—	—	(11,381)
Preferred stock redemption charge	(12,519)	—	—	—	(12,519)
Net income attributable to unvested restricted stock awards	(1,886)	—	—	—	(1,886)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(131,466)	$(61,790)	$(40,569)	$102,359	$(131,466)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended June 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$34,221	$70,598	$81,711	$(145,034)	$41,496
Other comprehensive income
Unrealized losses on available-for-sale equity securities:
Unrealized holding losses arising during the period	—	(1)	(4,024)	—	(4,025)
Reclassification adjustments for losses included in net income	—	1	2,348	—	2,349
Unrealized losses on available-for-sale equity securities, net	—	—	(1,676)	—	(1,676)

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(411)	—	(139)	—	(550)
Reclassification adjustment for amortization of interest expense included in net income	705	—	2	—	707
Unrealized gains (losses) on interest rate hedge agreements, net	294	—	(137)	—	157

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	2,744	—	2,744
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	—	—	—
Unrealized gains on foreign currency translation, net	—	—	2,744	—	2,744

Total other comprehensive income	294	—	931	—	1,225
Comprehensive income	34,515	70,598	82,642	(145,034)	42,721
Less: comprehensive income attributable to noncontrolling interests	—	—	(7,283)	—	(7,283)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$34,515	$70,598	$75,359	$(145,034)	$35,438

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(111,616)	$(92,465)	$(75,727)	$171,692	$(108,116)
Other comprehensive loss
Unrealized gains on available-for-sale equity securities:
Unrealized holding gains arising during the period	—	101	15,888	—	15,989
Reclassification adjustments for losses included in net loss	—	—	(3,061)	—	(3,061)
Unrealized gains on available-for-sale equity securities, net	—	101	12,827	—	12,928

Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(3,676)	—	—	—	(3,676)
Reclassification adjustment for amortization of interest expense included in net loss	1,865	—	—	—	1,865
Unrealized losses on interest rate hedge agreements, net	(1,811)	—	—	—	(1,811)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	—	—	(1,364)	—	(1,364)
Reclassification adjustment for cumulative foreign currency translation losses realized upon sale	—	—	7,028	—	7,028
Unrealized gains on foreign currency translation, net	—	—	5,664	—	5,664

Total other comprehensive (loss) income	(1,811)	101	18,491	—	16,781
Comprehensive loss	(113,427)	(92,364)	(57,236)	171,692	(91,335)
Less: comprehensive income attributable to noncontrolling interests	—	—	(3,476)	—	(3,476)
Comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(113,427)	$(92,364)	$(60,712)	$171,692	$(94,811)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Six Months Ended June 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$75,932	$153,457	$175,647	$(315,985)	$89,051
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	(45)	6,441	—	6,396
Reclassification adjustments for losses included in net income	—	4	2,478	—	2,482
Unrealized gains (losses) on available-for-sale equity securities, net	—	(41)	8,919	—	8,878

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	888	—	(221)	—	667
Reclassification adjustment for amortization of interest expense included in net income	1,609	—	3	—	1,612
Unrealized gains (losses) on interest rate hedge agreements, net	2,497	—	(218)	—	2,279

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	3,756	—	3,756
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	2,421	—	2,421
Unrealized gains on foreign currency translation, net	—	—	6,177	—	6,177

Total other comprehensive income (loss)	2,497	(41)	14,878	—	17,334
Comprehensive income	78,429	153,416	190,525	(315,985)	106,385
Less: comprehensive income attributable to noncontrolling interests	—	—	(13,131)	—	(13,131)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$78,429	$153,416	$177,394	$(315,985)	$93,254

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Six Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(105,680)	$(61,790)	$(33,039)	$102,359	$(98,150)
Other comprehensive (loss) income
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	78	(31,512)	—	(31,434)
Reclassification adjustments for losses (gains) included in net loss	—	11	(10,098)	—	(10,087)
Unrealized gains (losses) on available-for-sale equity securities, net	—	89	(41,610)	—	(41,521)

Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(10,637)	—	—	—	(10,637)
Reclassification adjustment for amortization of interest expense included in net loss	2,023	—	—	—	2,023
Unrealized losses on interest rate hedge agreements, net	(8,614)	—	—	—	(8,614)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	2,164	—	2,164
Reclassification adjustment for cumulative foreign currency translation losses realized upon sale	—	—	7,028	—	7,028
Unrealized gains on foreign currency translation, net	—	—	9,192	—	9,192

Total other comprehensive (loss) income	(8,614)	89	(32,418)	—	(40,943)
Comprehensive loss	(114,294)	(61,701)	(65,457)	102,359	(139,093)
Less: comprehensive income attributable to noncontrolling interests	—	—	(7,506)	—	(7,506)
Comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(114,294)	$(61,701)	$(72,963)	$102,359	$(146,599)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months Ended June 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$75,932	$153,457	$175,647	$(315,985)	$89,051
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,430	—	197,851	—	201,281
Loss on early extinguishment of debt	670	—	—	—	670
Gain on sales of real estate – rental properties	—	—	(270)	—	(270)
Impairment of real estate	—	—	203	—	203
Gain on sales of real estate – land parcels	—	—	(111)	—	(111)
Equity in earnings of unconsolidated real estate joint ventures	—	—	(950)	—	(950)
Distributions of earnings from unconsolidated real estate JVs	—	—	249	—	249
Amortization of loan fees	3,774	—	1,964	—	5,738
Amortization of debt discounts (premiums)	290	—	(1,511)	—	(1,221)
Amortization of acquired below-market leases	—	—	(10,363)	—	(10,363)
Deferred rent	—	—	(53,497)	—	(53,497)
Stock compensation expense	10,756	—	—	—	10,756
Equity in earnings of affiliates	(159,548)	(153,445)	(2,992)	315,985	—
Investment gains	—	(15)	(5,766)	—	(5,781)
Investment losses	—	10	318	—	328
Investment impairments	—	—	4,491	—	4,491
Changes in operating assets and liabilities:
Restricted cash	(13)	—	(2,125)	—	(2,138)
Tenant receivables	—	—	1,354	—	1,354
Deferred leasing costs	—	—	(26,811)	—	(26,811)
Other assets	(8,947)	—	4,293	—	(4,654)
Accounts payable, accrued expenses, and tenant security deposits	(7,109)	(12)	20,404	—	13,283
Net cash (used in) provided by operating activities	(80,765)	(5)	302,378	—	221,608

Investing Activities
Proceeds from sales of real estate	—	—	3,528	—	3,528
Additions to real estate	—	—	(436,377)	—	(436,377)
Purchases of real estate	—	—	(480,543)	—	(480,543)
Deposits for investing activities	—	—	450	—	450
Investments in subsidiaries	(573,334)	(464,024)	(9,565)	1,046,923	—
Additions to investments	—	—	(81,192)	—	(81,192)
Investments in unconsolidated real estate JVs	—	—	(163)	—	(163)
Sales of investments	—	204	12,373	—	12,577
Net cash used in investing activities	$(573,334)	$(463,820)	$(991,489)	$1,046,923	$(981,720)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$117,666	$—	$117,666
Repayments of borrowings from secured notes payable	—	—	(1,677)	—	(1,677)
Proceeds from issuance of unsecured senior notes payable	424,384	—	—	—	424,384
Borrowings from unsecured senior line of credit	2,069,000	—	—	—	2,069,000
Repayments of borrowings from unsecured senior line of credit	(1,797,000)	—	—	—	(1,797,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	—	—	—	(200,000)
Transfer to/from parent company	21,995	463,825	561,103	(1,046,923)	—
Change in restricted cash related to financing activities	—	—	(1,530)	—	(1,530)
Payment of loan fees	(3,957)	—	(387)	—	(4,344)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(17,934)	—	—	—	(17,934)
Redemption of 6.45% Series E cumulative redeemable preferred stock	(130,350)	—	—	—	(130,350)
Proceeds from the issuance of common stock	459,607	—	—	—	459,607
Dividends on common stock	(149,296)	—	—	—	(149,296)
Dividends on preferred stock	(7,015)	—	—	—	(7,015)
Contributions from noncontrolling interests	—	—	8,505	—	8,505
Distributions to noncontrolling interests	—	—	(10,791)	—	(10,791)
Net cash provided by financing activities	669,434	463,825	672,889	(1,046,923)	759,225

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	732	—	732

Net increase (decrease) in cash and cash equivalents	15,335	—	(15,490)	—	(155)
Cash and cash equivalents as of the beginning of period	30,603	—	94,429	—	125,032
Cash and cash equivalents as of the end of period	$45,938	$—	$78,939	$—	$124,877

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$41,598	$—	$12,212	$—	$53,810

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$(25,138)	$—	$(25,138)
Contribution of real estate to an unconsolidated real estate JV	$—	$—	$6,998	$—	$6,998

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net loss	$(105,680)	$(61,790)	$(33,039)	$102,359	$(98,150)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,275	—	137,760	—	141,035
Impairment of real estate	—	—	185,123	—	185,123
Equity in losses of unconsolidated real estate JVs	—	—	543	—	543
Distributions of earnings from unconsolidated real estate JVs	—	—	181	—	181
Amortization of loan fees	3,898	—	1,814	—	5,712
Amortization of debt discounts (premiums)	218	—	(330)	—	(112)
Amortization of acquired below-market leases	—	—	(1,940)	—	(1,940)
Deferred rent	—	—	(14,568)	—	(14,568)
Stock compensation expense	11,556	—	—	—	11,556
Equity in earnings of affiliates	39,347	61,814	1,198	(102,359)	—
Investment gains	—	(322)	(20,284)	—	(20,606)
Investment losses	—	11	6,810	—	6,821
Changes in operating assets and liabilities:
Restricted cash	(3)	—	235	—	232
Tenant receivables	—	—	1,277	—	1,277
Deferred leasing costs	—	—	(13,858)	—	(13,858)
Other assets	(4,638)	—	(1,293)	—	(5,931)
Accounts payable, accrued expenses, and tenant security deposits	10,343	(508)	(35,042)	—	(25,207)
Net cash (used in) provided by operating activities	(41,684)	(795)	214,587	—	172,108

Investing Activities
Proceeds from sales of real estate	—	—	16,905	—	16,905
Additions to real estate	—	—	(363,061)	—	(363,061)
Deposits for investing activities	—	—	(75)	—	(75)
Investments in unconsolidated real estate JVs	—	—	(5,946)	—	(5,946)
Investments in subsidiaries	(268,460)	(288,584)	(5,806)	562,850	—
Additions to investments	—	—	(52,366)	—	(52,366)
Sales of investments	—	845	20,698	—	21,543
Repayment of notes receivables	—	—	9,036	—	9,036
Net cash used in investing activities	$(268,460)	$(287,739)	$(380,615)	$562,850	$(373,964)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$148,722	$—	$148,722
Repayments of borrowings from secured notes payable	—	—	(233,168)	—	(233,168)
Proceeds from issuance of unsecured senior notes payable	348,604	—	—	—	348,604
Principal borrowings from unsecured senior line of credit	1,486,000	—	—	—	1,486,000
Repayments of borrowings from unsecured senior line of credit	(1,565,000)	—	—	—	(1,565,000)
Transfer to/from parent company	(27,824)	288,534	302,140	(562,850)	—
Change in restricted cash related to financing activities	—	—	10,582	—	10,582
Payment of loan fees	(3,866)	—	(4,061)	—	(7,927)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(59,310)	—	—	—	(59,310)
Proceeds from the issuance of common stock	367,802	—	—	—	367,802
Dividends on common stock	(115,589)	—	—	—	(115,589)
Dividends on preferred stock	(12,086)	—	—	—	(12,086)
Financing costs paid for sales of noncontrolling interests	—	—	(8,093)	—	(8,093)
Contributions from and sale of noncontrolling interests	—	—	31,020	—	31,020
Distributions to and purchase of noncontrolling interests	—	—	(57,998)	—	(57,998)
Net cash provided by financing activities	418,731	288,534	189,144	(562,850)	333,559

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(801)	—	(801)

Net increase in cash and cash equivalents	108,587	—	22,315	—	130,902
Cash and cash equivalents as of the beginning of period	31,982	—	93,116	—	125,098
Cash and cash equivalents as of the end of period	$140,569	$—	$115,431	$—	$256,000

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$28,404	$—	$9,252	$—	$37,656

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$59,871	$—	$59,871

Non-Cash Financing Activities:
Redemption of redeemable noncontrolling interests	$—	$—	$(5,000)	$—	$(5,000)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this quarterly report on Form 10‑Q, including, without limitation, statements containing the words “forecast,” “guidance,” “projects,” “estimates,” “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” or “will,” or the negative of these words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

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

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the fiscal year ended December 31, 2016. Readers of this quarterly report on Form 10‑Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT uniquely focused on collaborative life science and technology campuses in AAA innovation cluster locations with a total market capitalization of $16.0 billion and an asset base in North America of 28.4 million square feet as of June 30, 2017. The asset base in North America includes 20.6 million RSF of operating properties, including 1.7 million RSF of development and redevelopment of new Class A properties currently undergoing construction. Additionally, the asset base in North America includes 7.8 million SF of future development projects, including 1.3 million SF of near-term projects undergoing marketing for lease and pre-construction activities and 2.8 million SF of intermediate development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. We have a longstanding and proven track record of developing Class A properties clustered in urban life science and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of June 30, 2017:

•	Investment-grade tenants represented 51% of our total annual rental revenue;

•
Approximately 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent;

•
Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3% to 3.5%) or indexed based on a consumer price index or other index; and

•
Approximately 94% of our leases (on an RSF basis) provided for the recapture of capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

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

Executive summary

20 years on the NYSE

We celebrated our 20th anniversary as an NYSE listed REIT and achieved a total shareholder return of 1,218%, assuming reinvestment of dividends, from our initial public offering in May 1997 through June 30, 2017.

Increased common stock dividend

Common stock dividend for the three months ended June 30, 2017, of $0.86 per common share, up 3 cents, or 4%, over the three months ended March 31, 2017; continuation of our strategy to share growth in cash flows from operating activities with our stockholders, while also retaining a significant portion for reinvestment.

Strong internal growth

•
Total revenues of $273.1 million, up 20.8%, for the three months ended June 30, 2017, compared to $226.1 million for the three months ended June 30, 2016, and total revenues of $543.9 million, up 23.0%, for the six months ended June 30, 2017, compared to $442.2 million for the six months ended June 30, 2016;

•Continued substantial leasing activity and strong rental rate growth, in light of minimal contractual lease expirations for 2017, and a highly leased value-creation pipeline:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total leasing activity – RSF	1,081,777	2,402,558
Lease renewals and re-leasing of space:
Rental rate increases	23.2%	26.2%
Rental rate increases (cash basis)	9.4%	14.7%
RSF (included in total leasing activity above)	604,142	1,483,005

•	Executed key leases during the three months ended June 30, 2017:

•	163,648 RSF, leased to Takeda Pharmaceutical Company Ltd. at our redevelopment project at 9625 Towne Centre Drive in our San Diego market; and

•	109,780 RSF, renewed with Laboratory Corporation of America at 13112 Evening Creek Drive in our San Diego market.

•	Same property net operating income growth:

•	1.8% and 7.0% (cash basis) for the three months ended June 30, 2017, compared to the three months ended June 30, 2016; and

•	2.2% and 6.2% (cash basis) for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

Strong external growth; disciplined allocation of capital to visible, multiyear, highly leased value-creation pipeline

•	Deliveries of new Class A properties drive significant growth in net operating income:

Delivery Date	RSF (1)	Percentage Leased (1)	Incremental Annual Net Operating Income (1)
2016	1,893,928	94%	$92 million (2)
1H17	304,276	100%	$21 million
2H17	1,100,841	81%	$74 million to $84 million (2)
(1)    Represents incremental annual net operating income upon stabilization of our development and redevelopment of new Class A properties, including only our share of real estate joint venture projects. Partial deliveries of multi-tenant development projects are included in the respective period. RSF and percentage leased represent 100% of each property.
(2)    Deliveries of projects are primarily weighted toward the fourth quarter.

•
Key development project placed into service during the three months ended June 30, 2017: fully leased parking structure delivered to Illumina, Inc. at 5200 Illumina Way in our University Town Center submarket;

•	100 Binney Street on track to be 100% leased during the three months ended September 30, 2017:

•	59% leased as of July 2017, including one lease executed in the three months ended June 30, 2017 and one lease executed in July 2017;

•	Two leases were distributed with execution expected in the first week of August;

•	One lease on track for execution during the three months ending September 30, 2017;

•	$95 million in contractual cash rents from our recently completed development and redevelopment projects:

•	$40 million for the three months ended June 30, 2017;

•	$55 million relatively evenly over five quarters from the third quarter of 2017 to the third quarter of 2018; and

•
Completed strategic acquisitions of two properties and two land parcels during the three months ended June 30, 2017, for an aggregate purchase price of $244.0 million, including: (i) future development projects of over 1.0 million SF in our Greater Stanford submarket, (ii) a redevelopment project consisting of 175,000 RSF in Research Triangle Park, and (iii) an operating property consisting of 77,634 RSF in our Greater Stanford submarket. See the “Acquisitions” sections within this Item 2 for additional information.

Operating results

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
Net income (loss) attributable to Alexandria’s common stockholders – diluted:
In millions	$31.6	$(127.6)	$159.3	N/A	$57.3	$(131.5)	$188.8	N/A
Per share	$0.35	$(1.72)	$2.07	N/A	$0.64	$(1.79)	$2.43	N/A
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$136.2	$101.1	$35.1	34.7%	$266.7	$198.2	$68.6	34.6%
Per share	$1.50	$1.36	$0.14	10.3%	$2.98	$2.70	$0.28	10.4%

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items at the beginning of the “Results of Operations” section within this Item 2 for additional information.

Core operating metrics and internal growth

•	Percentage of annual rental revenue in effect as of June 30, 2017 from:

•	Investment-grade tenants: 51%;

•	Class A properties in AAA locations: 79%;

•	Occupancy for operating properties in North America as of June 30, 2017: 95.7%;

•	Operating margin for the three months ended June 30, 2017: 72%;

•	Adjusted EBITDA margin for the three months ended June 30, 2017: 68%; and

•	Weighted-average remaining lease term for our top 20 tenants:

•	As of June 30, 2017: 13.5 years;

•	As of June 30, 2017, excluding one long-term ground lease: 9.7 years.

Balance sheet management

Key metrics

	As of
	June 30, 2017
Total market capitalization	$16.0	billion
Liquidity	$1.8	billion

Net debt to Adjusted EBITDA:
Quarter annualized	6.2x
Trailing 12 months	6.8x

Fixed-charge coverage ratio:
Quarter annualized	4.1x
Trailing 12 months	3.9x

Unhedged variable-rate debt as a percentage of total debt	11%
Current and future value-creation pipeline as a percentage of gross investments in real estate in North America	13%

Key capital events

•
During the three months ended June 30, 2017, we sold an aggregate of 2.1 million shares of common stock under our ATM program for gross proceeds of $245.8 million, or $118.97 per share, and net proceeds of approximately $241.8 million. As of June 30, 2017, there is no remaining availability on our ATM program. We expect to file a new ATM common stock offering program in the second half of 2017;

•
On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share, or an aggregate of $130.0 million, plus accrued dividends;

•	In April 2017, we executed three interest rate swap agreements aggregating:

•	$150 million notional amount at a fixed pay rate of 1.60%, effective March 29, 2018; and

•	$100 million notional amount at a fixed pay rate of 1.89%, effective March 29, 2019.

Corporate social responsibility and industry leadership

•	49% of total annual rental revenue is expected from LEED® certified projects upon completion of 14 in-process projects.

•	86 energy conservation measures were completed in 2015 and 2016. Achieved a year-over-year reduction in greenhouse gases.

•	In June 2017, we celebrated the grand opening of Alexandria LaunchLabs® at the Alexandria Center® for
Life Science – New York City and awarded the inaugural Alexandria LaunchLabs® Entrepreneurship Prize to Neochromosome, Inc. Alexandria LaunchLabs® is NYC’s premier, full-service startup platform that satisfies the need for turn-key office/laboratory space and access to strategic risk capital for seed-stage life science companies. The grand opening was held in connection with the NYC Life Science Innovation Showcase in partnership with the New York Academic Consortium. To date, 13 initial member companies have been accepted to Alexandria LaunchLabs® from a competitive pool of applicants, indicating strong demand for Alexandria’s office/laboratory space.

•
In June 2017, we hosted former Vice President Joe Biden and Dr. Jill Biden at our Alexandria Center® for Life Science – New York City to launch the Biden Cancer Initiative, a comprehensive program to develop and accelerate progress in cancer prevention, detection, treatment, and care.

•
In June 2017, Joel S. Marcus, Chairman, Chief Executive Officer & Founder, was named one of “Commercial Real Estate’s Best Bosses of 2017” by Real Estate Forum. He was named one of 25 winners (out of more than 200 nominations) across the United States real estate industry, for his leadership qualities manifested from our founding in 1994 through recent commemoration of our 20th anniversary on the NYSE.

Incremental annual net operating income from development and redevelopment of new Class A properties

(1)
Represents incremental annual net operating income upon stabilization of our development and redevelopment of new Class A properties, including only our share of real estate joint venture projects. Partial deliveries of multi-tenant development projects are included in the respective period. RSF and percentage leased represent 100% of each property.

(2)	Deliveries of projects are primarily weighted toward the fourth quarter.

Operating summary

Favorable Lease Structure(1)		Same Property Net Operating Income Growth

Stable cash flows
Percentage of triple net leases	97%
Increasing cash flows
Percentage of leases containing annual rent escalations	95%
Lower capex burden
Percentage of leases providing for the recapture of capital expenditures	94%

Margins(2)		Rental Rate Growth: Renewed/Re-Leased Space

Adjusted EBITDA	Operating
68%	72%

(1)	Percentages calculated based on RSF as of June 30, 2017.

(2)	Represents the three months ended June 30, 2017.

Cash Flows from High-Quality, Diverse, and Innovative Tenants

Annual Rental Revenue from Investment-Grade Tenants(1)

51%

Tenant Mix

Public
Biotechnology
25%
Life Science
Product, Service,
and Device
19%
7%
Private
Biotechnology
6%
Technology
3%
Other
16%
Institutional
(Academic/Medical,
Non-Profit, and
U.S. Government)
24%
Multinational
Pharmaceutical

Percentage of ARE’s Annual Rental Revenue(1)

(1)	Represents annual rental revenue in effect as of June 30, 2017.

High-Quality Cash Flows from Class A Properties in AAA Locations

Class A Properties in AAA Locations	AAA Locations

San Francisco
20%
New York City
7%
San Diego
16%
Seattle
5%
Maryland
6%
Research Triangle Park
3%
Other Markets
2%
Greater Boston
41%

79%
of ARE’s Annual Rental Revenue(1)
Percentage of ARE’s Annual Rental Revenue(1)
Solid Demand for Class A Properties in AAA Locations Drives Solid Occupancy

Solid Historical Occupancy(2)	Occupancy across Key Locations

95.7%
96.2%
99.6%
99.3%
91.7%(3)
97.2%
93.0%
95.9%
North America
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle Park

95%
Over 10 Years
Occupancy of Operating Properties as of June 30, 2017

(1)	Represents annual rental revenue in effect as of June 30, 2017.

(2)	Average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of June 30, 2017.

(3)	In December 2016, Eli Lilly and Company vacated 125,409 RSF at 10300 Campus Point Drive in our University Town Center submarket and relocated and expanded into 305,006 RSF at 10290 Campus Point Drive.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended		Six Months Ended			Year Ended
	June 30, 2017		June 30, 2017			December 31, 2016
	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars are per RSF)
Leasing activity:
Renewed/re-leased space (1)
Rental rate changes	23.2%	9.4%	26.2%		14.7%	27.6%	12.0%
New rates	$40.17	$38.70	$48.72		$45.41	$48.60	$45.83
Expiring rates	$32.60	$35.37	$38.60		$39.59	$38.09	$40.92
Rentable square footage	604,142		1,483,005			2,129,608
Tenant improvements/leasing commissions	$15.16		$18.72	(2)		$15.69
Weighted-average lease term	6.1 years		6.2 years			5.5 years

Developed/redeveloped/previously vacant space leased
New rates	$32.95	$33.09	$28.23		$24.18	$50.24	$38.72
Rentable square footage	477,635		919,553			1,260,459
Tenant improvements/leasing commissions	$8.80		$6.63			$12.42
Weighted-average lease term	5.1 years		10.0 years			32.6 years

Leasing activity summary (totals):
New rates	$36.98	$36.22	$40.88		$37.29	$49.21	$43.19
Rentable square footage	1,081,777		2,402,558	(3)		3,390,067
Tenant improvements/leasing commissions	$12.35		$14.09			$14.48
Weighted-average lease term	5.7 years		7.6 years			15.6 years

Lease expirations: (1)
Expiring rates	$32.57	$35.30	$37.73		$38.70	$36.70	$39.32
Rentable square footage	613,868		1,758,706			2,484,169

Leasing activity includes 100% of results for properties managed by us. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for a description of the basis used to compute the measures above.

(1)	Excludes 28 month-to-month leases for 46,902 RSF and 20 month-to-month leases for 31,207 RSF as of June 30, 2017 and December 31, 2016, respectively.

(2)
Includes approximately $4.5 million, or $3.06 per square foot, of leasing commissions related to lease renewals at two of our properties in our Cambridge submarket during the three months ended March 31, 2017, that generated increases in rental rates of 28.8% and 20.4% (cash basis).

(3)
During the six months ended June 30, 2017, we granted tenant concessions/free rent averaging 2.6 months with respect to the 2,402,558 RSF leased. Approximately 65% of the leases executed during the six months ended June 30, 2017 did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of
June 30, 2017:

Year	Number of Leases	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)	Percentage of Total Annual Rental Revenue

2017 (1)	36	318,397	1.8%	$41.65	1.6%
2018	105	1,376,083	7.7%	$37.98	6.4%
2019	88	1,494,412	8.3%	$39.93	7.3%
2020	100	2,052,268	11.4%	$38.20	9.6%
2021	76	1,584,862	8.8%	$41.41	8.0%
2022	65	1,272,145	7.1%	$46.13	7.2%
2023	37	1,683,420	9.4%	$42.07	8.6%
2024	23	1,269,192	7.1%	$49.53	7.7%
2025	15	457,165	2.5%	$48.48	2.7%
2026	16	646,397	3.6%	$46.42	3.7%
Thereafter	54	5,812,046	32.3%	$52.73	37.2%

Lease expirations include 100% of the RSF for each property managed by us in North America.

(1)	Excludes 28 month-to-month leases for 46,902 RSF as of June 30, 2017.

The following tables present information by market with respect to our lease expirations in North America as of June 30, 2017, for the remainder of 2017 and all of 2018:

	2017 Contractual Lease Expirations							Annual Rental Revenue (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Development/Redevelopment		Remaining Expiring Leases		Total (1)
Market
Greater Boston	68,493	12,880	—		66,309		147,682	$40.48
San Francisco	—	—	—		—		—	—
New York City	—	1,070	—		14,849		15,919	N/A
San Diego	31,792	—	—		30,845		62,637	33.13
Seattle	12,511	—	—		6,180		18,691	46.26
Maryland	14,141	6,289	—		8,590		29,020	25.01
Research Triangle Park	9,364	—	—		14,309		23,673	21.65
Canada	—	—	—		—		—	—
Non-cluster markets	—	—	—		20,775		20,775	24.45
Total	136,301	20,239	—		161,857		318,397	$41.65
Percentage of expiring leases	43%	6%	—%		51%		100%

	2018 Contractual Lease Expirations							Annual Rental Revenue (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Development/Redevelopment		Remaining Expiring Leases		Total
Market
Greater Boston	18,263	11,830	—		296,890	(2)	326,983	$58.59
San Francisco	34,623	11,114	321,971	(3)	136,343		504,051	35.48
New York City	—	915	—		4,060		4,975	N/A
San Diego	15,611	—	—		282,520		298,131	29.99
Seattle	—	—	—		15,264		15,264	43.66
Maryland	5,104	—	—		70,297		75,401	19.88
Research Triangle Park	—	4,575	—		55,410		59,985	26.27
Canada	—	—	—		80,689		80,689	20.55
Non-cluster markets	—	—	—		10,604		10,604	26.58
Total	73,601	28,434	321,971		952,077	(4)	1,376,083	$37.98
Percentage of expiring leases	5%	2%	23%		70%		100%

Lease expirations include 100% of the RSF for each property managed by us in North America. Annual rental revenue (per RSF) represents amounts in effect as of June 30, 2017.

(1)	Excludes 28 month-to-month leases for 46,902 RSF as of June 30, 2017.

(2)	Includes 274,254 RSF located in our Cambridge submarket for the remaining expiring leases in 2018.

(3)
Includes 195,000 RSF expiring during the three months ended March 31, 2018 at 960 Industrial Road, a recently acquired property located in our Greater Stanford submarket. We are pursuing entitlements aggregating 500,000 RSF for a multi-building development. Also includes 126,971 RSF of office space at 681 Gateway Boulevard in our South San Francisco submarket targeted for redevelopment into office/laboratory space upon expiration of the existing lease in the three months ended September 30, 2018. Concurrent with our redevelopment, we anticipate expanding the building by an additional 15,000 to 30,000 RSF, and expect the project to be delivered in 2019.

(4)
The two largest remaining expiring leases in 2018 are 71,510 RSF at 9880 Campus Point Drive in our University Town Center submarket, which is under evaluation for options to create a Class A office/laboratory building at this property, and 60,917 RSF in our Canada market undergoing marketing.

Top 20 tenants

79% of Top 20 Annual Rental Revenue from Investment-Grade Tenants

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 4.0% of our annual rental revenue in effect as of June 30, 2017. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of June 30, 2017 (dollars in thousands):

		Remaining Lease Term in Years (1)		Aggregate RSF	Annual Rental Revenue (1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Ratings

	Tenant						Moody’s	S&P
1	Illumina, Inc.	13.1		891,495	$33,958	4.0%	—	BBB
2	Takeda Pharmaceutical Company Ltd.	12.8		386,111	30,516	3.6	A1	A-
3	Eli Lilly and Company	12.4		469,266	29,342	3.5	A2	AA-
4	Novartis AG	9.4		377,831	28,622	3.4	Aa3	AA-
5	Sanofi	10.8		446,975	25,166	3.0	A1	AA
6	Uber Technologies, Inc. (2)	75.4		422,980	22,118	2.6	—	—
7	New York University	13.1		209,224	20,651	2.5	Aa2	AA-
8	bluebird bio, Inc.	9.6		262,261	20,099	2.4	—	—
9	Dana-Farber Cancer Institute, Inc. (3)	13.4		254,130	19,512	2.3	A1	—
10	Roche	4.6		343,861	17,597	2.1	A1	AA
11	Amgen Inc.	6.8		407,369	16,838	2.0	Baa1	A
12	Massachusetts Institute of Technology	7.9		256,126	16,554	2.0	Aaa	AAA
13	United States Government	8.1		264,358	15,026	1.8	Aaa	AA+
14	Celgene Corporation	6.2		347,503	14,757	1.8	Baa2	BBB+
15	FibroGen, Inc.	6.4		234,249	14,198	1.7	—	—
16	Biogen Inc.	11.3		305,212	13,278	1.6	Baa1	A-
17	Juno Therapeutics, Inc.	11.8		241,276	12,619	1.5	—	—
18	Bristol-Myers Squibb Company	1.8		251,316	10,743	1.3	A2	A+
19	The Regents of the University of California	6.2		233,527	10,733	1.3	Aa2	AA
20	Merrimack Pharmaceuticals, Inc. (4)	1.7		141,432	9,998	1.2	—	—
	Total/weighted average	13.5	(5)	6,746,502	$382,325	45.6%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)	Based on percentage of aggregate annual rental revenue in effect as of June 30, 2017.

(2)	Represents a ground lease with Uber Technologies, Inc. at 1455 and 1515 Third Street.

(3)
In July 2017, we completed the sale of a condominium interest to Dana-Farber for 203,090 RSF of their leased space in 360 Longwood Avenue. Refer to “Real Estate Asset Sales” under the “Investments in Real Estate” section within this Item 2 for additional information on our dispositions.

(4)
Tenant added through the acquisition of an in-place lease at One Kendall Square, located in our Cambridge submarket. During the three months ended June 30, 2017, we early terminated 25,735 RSF of Merrimack’s lease and re-leased the space to a credit tenant at a 12.0% increase in rental rates (cash).

(5)	Excluding the ground lease to Uber Technologies, Inc., the weighted-average remaining lease term for our top 20 tenants was 9.7 years as of June 30, 2017.

Locations of properties

The locations of our properties are diversified among a number of life science and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of June 30, 2017, in North America of our properties by market (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	5,852,281	431,483	—	6,283,764	31%	51	$341,588	41%	$60.67
San Francisco	3,714,560	747,355	—	4,461,915	22	33	167,376	20	45.26
New York City	727,674	—	—	727,674	4	2	61,879	7	85.61
San Diego	3,892,451	170,523	163,648	4,226,622	21	52	134,783	16	37.78
Seattle	989,085	48,835	—	1,037,920	5	11	46,107	5	47.96
Maryland	2,085,196	—	—	2,085,196	9	28	50,132	6	25.84
Research Triangle Park	1,043,726	—	175,000	1,218,726	6	16	24,149	3	24.13
Canada	256,967	—	—	256,967	1	3	6,424	1	25.21
Non-cluster markets	268,689	—	—	268,689	1	6	6,045	1	25.45
North America	18,830,629	1,398,196	338,648	20,567,473	100%	202	$838,483	100%	$46.55

RSF, number of properties, and annual rental revenue include 100% of each property managed by us in North America.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating assets and our assets under redevelopment in each of our North America markets as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	6/30/17		3/31/17	6/30/16	6/30/17		3/31/17	6/30/16
Greater Boston	96.2%		96.1%	97.9%	96.2%		96.1%	96.6%
San Francisco	99.6		99.8	100.0	99.6		99.8	100.0
New York City	99.3		97.8	94.6	99.3		97.8	94.6
San Diego	91.7		91.0	93.8	88.0		87.3	81.8
Seattle	97.2	(1)	98.2	99.1	97.2		98.2	99.1
Maryland	93.0		92.6	96.4	93.0		92.6	96.4
Research Triangle Park	95.9	(2)	97.5	98.3	82.1	(3)	97.5	98.3
Subtotal	95.7		95.6	97.2	94.0		94.7	93.9
Canada	99.2		99.2	99.3	99.2		99.2	99.3
Non-cluster markets	88.4		88.4	88.2	88.4		88.4	88.2
North America	95.7%		95.5%	97.0%	94.0%		94.7%	93.9%

Occupancy includes 100% of each property managed by us in North America.

(1)
Decline from March 31, 2017 primarily relates to 9,960 RSF that became vacant in the three months ended June 30, 2017 at 219 Terry Avenue North located in our Lake Union submarket. This space has been re-leased to another tenant with commencement during the three months ending September 30, 2017.

(2)
Decline from March 31, 2017 primarily relates to 17,400 RSF that became vacant during the three months ended June 30, 2017 at 5 Triangle Drive in our Research Triangle Park submarket. This space has been re-leased to another tenant with commencement during the three months ending September 30, 2017.

(3)
Decline from March 31, 2017 primarily relates to the acquisition of a vacant 175,000 RSF property at 5 Laboratory Drive undergoing redevelopment into office/laboratory and upgrading existing greenhouse space. Refer to the “Acquisitions” section within this Item 2 for additional information.

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in world-class collaborative life science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable space that meet the real estate requirements of, and are reusable by, a wide range of tenants. A significant number of our active development and redevelopment projects are highly leased and expected to be substantially delivered in the near future. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset values. Our pre-construction activities are undertaken in order to get the property ready for its intended use, and include such activities as developing plans or obtaining permits. Our investments in real estate consisted of the following as of June 30, 2017 (dollars in thousands):

	Investments in Real Estate	Square Feet
		Consolidated	Unconsolidated (1)	Total
Investments in real estate – North America:
Rental properties	$9,989,951	18,416,830	413,799	18,830,629

Development and redevelopment of new Class A properties:
2017 deliveries undergoing construction	723,716	1,100,841	—	1,100,841
2018 and 2019 deliveries
Projects undergoing construction	89,460	636,003	—	636,003
Near-term projects undergoing marketing and pre-construction	102,330	1,340,144	—	1,340,144
2019 and beyond – intermediate development projects	287,072	2,800,009		2,800,009
Future development projects	284,630	3,981,362	90,000	4,071,362
Portion of developable square feet that will replace existing RSF included in rental properties (2)	N/A	(427,470)	—	(427,470)

Gross investments in real estate – North America	11,477,159	27,847,719	503,799	28,351,518

Less: accumulated depreciation	(1,694,254)

Net investments in real estate – North America	9,782,905
Net investments in real estate – Asia	36,508
Investments in real estate	$9,819,413

(1)	Our share of the cost basis associated with unconsolidated square feet is classified in investments in unconsolidated real estate joint ventures in our unaudited consolidated balance sheets.

(2)	Refer to footnotes 1 and 4 on the “2019 and Beyond (Intermediate Development Projects)” and “Summary of Pipeline” sections, respectively, within this Item 2.

Sustainability

SUSTAINABILITY

Alexandria is committed to resource-efficient business practices that promote our innovative tenants' performance and health. We pursue continuous improvement of both the efficacy and the efficiency that our business, our philanthropy, and our tenants have on the world. We are a platinum member of the U.S. Green Building Council and the first and only REIT to be named a "Fitwel Champion" for promoting the highest levels of health and wellness for our tenants.

GREEN BUILDING [1]

47 LEED® Certified Projects

49 % of ARE's Total Annual Rental Revenue

LEADERSHIP IN ENERGY & ENVIRONMENTAL DESIGN
LEED

5 Platinum

27 Gold

15 Silver

ENERGY EFFICIENCY

86

Energy Conservation Measures [2]

We reduced energy consumption with upgrades to lighting and heating/cooling systems, installation of high-efficiency appliances and technologies, and the optimization of building management systems.

5%

Year-over-year same store greenhouse gas reduction

HEALTH & WELLNESS

6 Fitwel® Certified Projects

1.7 Million RSF

riverpark

LITTLE RIVER

Alexandria 's newest farm-to-table café, Little River, opened at the Alexandria Center® for Life Science – NYC in May 2017. Little River's seasonal menus feature farm-fresh items from Riverpark Farm®, the on-site urban garden.

(1)    Upon completion of 14 in-process LEED® certified projects.
(2)    Completed in 2015 and 2016.

Acquisitions

Our real estate asset acquisitions during the six months ended June 30, 2017, and subsequently, consisted of the following (dollars in thousands):

		Date of Purchase	Number of Properties		Square Footage
				Operating Occupancy	Operating		Redevelopment	Future Development		Purchase Price
Property	Submarket/Market
March 31, 2017 acquisitions:
303 Binney Street (1)	Cambridge/Greater Boston	3/29/17	—	N/A	—		—	208,965		$80,250
88 Bluxome Street (2)	Mission Bay/SoMa/San Francisco	1/10/17	1	100%	232,470	(2)	—	1,070,925	(2)	130,000
3050 Callan Road and Vista Wateridge	Torrey Pines/Sorrento Mesa/San Diego	3/24/17	—	N/A	—		—	229,000		8,250
			1		232,470		—	1,508,890		218,500
June 30, 2017 acquisitions:
960 Industrial Road (3)	Greater Stanford/San Francisco	5/17/17	1	100%	195,000	(3)	—	500,000	(3)	64,959
825 and 835 Industrial Road (4)	Greater Stanford/San Francisco	6/1/17	—	N/A	—		—	530,000		85,000
1450 Page Mill Road (5)	Greater Stanford/San Francisco	6/1/17	1	100%	77,634		—	—		85,300
5 Laboratory Drive (6)	Research Triangle Park/RTP	5/25/17	1	N/A	—		175,000	—		8,750
			3		272,634		175,000	1,030,000		244,009

Second half of 2017 acquisitions:
266 and 275 Second Avenue (7)	Route 128/Greater Boston	7/11/17	2	71%	146,129		57,628	—		71,000
1455 and 1515 Third Street (acquisition of remaining 49% interest)	Mission Bay/SoMa/San Francisco	11/10/16	2	100%	422,980		—	—		56,800	(8)
										$590,309

(1)
Land parcel located adjacent to our Alexandria Center® at One Kendall Square campus that is currently entitled for the development of 163,339 RSF of office or office/laboratory space and 45,626 RSF of residential space. We may seek to increase the entitlements, which may result in additional purchase price consideration.

(2)
We are currently pursuing entitlements for the development of two buildings aggregating 1,070,925 RSF in two phases. The future development project undergoing entitlements for 1,070,925 developable square feet will replace the leading tennis and fitness facility consisting of 232,470 RSF. We expect to provide total estimated project costs and related yields in the future.

(3)
We are currently pursuing entitlements aggregating 500,000 RSF for a multi-building development. We have leased the existing property back to the seller on a short-term basis while we obtain entitlements. The future development square footage will replace the current operating RSF. We expect to provide total estimated project costs and related yields in the future.

(4)
Fully-entitled land parcel for the development of two buildings aggregating 530,000 RSF and a parking structure. When combined with our acquisition of the 960 Industrial Road land parcel, these sites will have the ability to develop 1.0 million SF of Class A properties clustered in an urban science and technology campus.

(5)
Technology office building, subject to a 51-year ground lease, located in Stanford Research Park, a collaborative business community that supports innovative companies in their research and development pursuits. This recently constructed building is 100% leased to Infosys Limited for 12 years, and we expect initial stabilized yields of 7.3% and 5.8% (cash).

(6)	We acquired 3054 East Cornwallis Road and will redevelop and rebrand the campus along with 6 Davis Drive as the Alexandria Center® for AgTech – RTP, with its newly named address of 5 Laboratory Drive.

(7)
Property acquired with 59,656 RSF, or 29%, of vacant space, of which 57,628 RSF, or 28%, will undergo conversion from office to laboratory space through redevelopment. The property will provide an additional opportunity to increase stabilized cash yields through the redevelopment of the space and re-lease of in-place below-market leases. We expect to provide total estimated project costs and related yields in the future.

(8)
Acquisition of the remaining 49% interest in our unconsolidated real estate joint venture with Uber was completed in November 2016. A portion of the consideration is payable in 2017 in three equal installments, upon Uber’s completion of construction milestones. The first installment of $18.9 million was paid in 2Q17.

Real estate asset sales

Our real estate asset sales completed and under contract during the six months ended June 30, 2017, consisted of the following (dollars in thousands):

			Net Operating Income (1)	Net Operating Income (Cash) (1)	Contractual Sales Price	Gain
Property/Market/Submarket	Date of Sale	RSF

6146 Nancy Ridge Drive/San Diego/Sorrento Mesa	1/6/17	21,940	N/A	N/A	$3,000	$270
1401/1413 Research Boulevard/Maryland/Rockville (2)	5/17/17	90,000	N/A	N/A	7,937	111
360 Longwood Avenue/Greater Boston/Longwood Medical Area (3)	7/6/17	203,090	$4,313	$4,168	65,701	14,106
					$76,638	$14,487

(1)	Represents annualized amounts for the quarter ended prior to the date of sale. Net operating income (cash) excludes straight-line rent and amortization of acquired below-market leases.

(2)
In May 2017, we recognized a gain of $111 thousand upon the sale of a 35% interest in our land parcels at 1401/1413 Research Boulevard, located in the Rockville submarket of Maryland. The sale was executed with a distinguished retail real estate developer for the development of an approximately 90,000 SF retail shopping center. We contributed the land parcels at a fair value of $7.9 million into a new entity, our partner contributed $3.9 million, and we received a distribution of $0.7 million. In addition, the real estate joint venture obtained a non-recourse secured construction loan with aggregate commitments of $25.0 million which is expected to fund the remaining construction costs to complete the project and we do not expect to make additional equity contributions to the real estate joint venture. Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional financial information.

(3)
Represents the sale of a condominium interest for approximately 49% of the building RSF, or 203,090 RSF, in our unconsolidated real estate joint venture property. Net operating income, net operating income (cash basis), contractual sales price, and gain represent our 27.5% share related to the sale of the condominium interest. The unconsolidated real estate joint venture expects to refinance the loan in the third quarter of 2017, secured by the remaining interest in the property. We expect to receive a cash distribution from the joint venture in the range from $35 million to $40 million for our share of the excess cash, primarily from the condominium sale and loan refinancing. Refer to Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Disciplined management of ground-up developments

SOLID PRE-LEASED PERCENTAGE

5.5 Million RSF of Ground-Up Developments Commenced since January 1, 2009

Single Tenant
3.0 MILLION RSF
100%
Pre-Leased
Multi-tenant
2.5 MILLION RSF
38%
Pre-Leased
Pre-Leased

External growth – value-creation development and redevelopment of new Class A properties placed into service – trailing 12 months

50 Binney Street	60 Binney Street	11 Hurley Street	360 Longwood Avenue	1455 and 1515 Third Street
Greater Boston/Cambridge	Greater Boston/Cambridge	Greater Boston/Cambridge	Greater Boston/Longwood Medical Area	San Francisco/Mission Bay/SoMa
274,734 RSF	255,743 RSF	59,783 RSF	413,799 RSF	422,980 RSF
Sanofi Genzyme	bluebird bio, Inc.	Editas Medicine, Inc.	Dana-Farber Cancer Institute, Inc. The Children’s Hospital Corporation	Uber Technologies, Inc.

ARE Spectrum	10290 Campus Point Drive	5200 Illumina Way, Parking Structure	4796 Executive Drive	400 Dexter Avenue North
San Diego/Torrey Pines	San Diego/University Town Center	San Diego/University Town Center	San Diego/University Town Center	Seattle/Lake Union
165,938 RSF	305,006 RSF	N/A	61,755 RSF	241,276 RSF
The Medicines Company Celgene Corporation Wellspring Biosciences LLC	Eli Lilly and Company	Illumina, Inc.	Otonomy, Inc.	Juno Therapeutics, Inc.

Represents projects delivered within the trailing 12 months. RSF represents the cumulative RSF that has been delivered.

External growth – value-creation development and redevelopment of new Class A properties placed into service – trailing 12 months (continued)

The following table presents value-creation development and redevelopment of new Class A properties placed into service during the twelve months ended June 30, 2017 (dollars in thousands):

Property/Market/Submarket	Our Ownership Interest	Date Delivered	RSF in Service						Total Project			Unlevered Yields
			Prior to 7/1/16	Placed into Service				Total				Average Cash	Initial Stabilized Cash Basis	Initial Stabilized
				3Q16	4Q16	1Q17	2Q17		Leased	RSF	Investment
Consolidated development projects
50 and 60 Binney Street/ Greater Boston/Cambridge	100%	9/30/16	—	530,477	—	—	—	530,477	99%	530,477	$474,000	8.6%	7.7%	7.9%
1455 and 1515 Third Street/ San Francisco/Mission Bay/SoMa	100%	11/10/16	—	—	422,980	—	—	422,980	100%	422,980	$155,000	14.5%	7.0%	14.4%
ARE Spectrum/San Diego/ Torrey Pines	100%	Various	102,938	—	—	31,336	31,664	165,938	98%	336,461	$278,000	6.9%	6.1%	6.4%
5200 Illumina Way, Parking Structure/ San Diego/University Town Center	100%	5/15/17	—	—	—	—	N/A	N/A	100%	N/A	$60,000	7.0%	7.0%	7.0%
4796 Executive Drive/ San Diego/University Town Center	100%	12/1/16	—	—	61,755	—	—	61,755	100%	61,755	$41,000	8.0%	7.0%	7.4%
400 Dexter Avenue North/Seattle/ Lake Union	100%	3/31/17	—	—	—	241,276	—	241,276	89%	290,111	$232,000	7.3%	6.9%	7.2%

Consolidated redevelopment projects
11 Hurley Street/ Greater Boston/Cambridge	100%	9/29/16	—	59,783	—	—	—	59,783	100%	59,783	$36,500	9.8%	8.8%	9.7%
10290 Campus Point Drive/ San Diego/University Town Center	55%	12/2/16	—	—	305,006	—	—	305,006	100%	305,006	$231,000	7.7%	6.8%	7.1%

Unconsolidated joint venture development project
360 Longwood Avenue/ Greater Boston/ Longwood Medical Area	27.5%	Various	313,407	—	100,392	—	—	413,799	80%	413,799	$108,965	8.2%	7.3%	7.8%
Total			416,345	590,260	890,133	272,612	31,664	2,201,014

Development of new Class A properties: 2017 deliveries (projects undergoing construction)

100 Binney Street	510 Townsend Street	505 Brannan Street, Phase I	ARE Spectrum	400 Dexter Avenue North
Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	San Francisco/Mission Bay/SoMa	San Diego/Torrey Pines	Seattle/Lake Union
431,483 RSF	300,000 RSF	150,000 RSF	170,523 RSF	48,835 RSF
Bristol-Myers Squibb Company	Stripe, Inc.	Pinterest, Inc.	Vertex Pharmaceuticals Incorporated	Juno Therapeutics, Inc. ClubCorp Holdings, Inc.

The following table sets forth a summary of our development of new Class A properties anticipated to be delivered in 2017, as of June 30, 2017 (dollars in thousands):

	Project RSF			Percentage				Project Start	Occupancy
Property/Market/Submarket	In Service	CIP	Total	Leased	Negotiating		Total		Initial	Stabilized
ARE Spectrum/San Diego/Torrey Pines	165,938	170,523	336,461	98%	—%		98%	2Q16	1Q17	4Q17
400 Dexter Avenue North/Seattle/Lake Union	241,276	48,835	290,111	89%	11%		100%	2Q15	1Q17	4Q17
510 Townsend Street/San Francisco/Mission Bay/SoMa	—	300,000	300,000	100%	—%		100%	3Q15	4Q17	4Q17
100 Binney Street/Greater Boston/Cambridge	—	431,483	431,483	59%	41%	(1)	100%	3Q15	4Q17	4Q17
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	—	150,000	150,000	100%	—%		100%	1Q16	4Q17	4Q17
Total	407,214	1,100,841	1,508,055	86%	14%		100%

						Unlevered Yields
Property/Market/Submarket	Our Ownership Interest			Cost to Complete	Total at Completion	Average Cash	Initial Stabilized Cash Basis	Initial Stabilized
		In Service	CIP
ARE Spectrum/San Diego/Torrey Pines	100%	$102,651	$120,396	$54,953	$278,000	6.9%	6.1%	6.4%
400 Dexter Avenue North/Seattle/Lake Union	100%	174,677	29,520	27,803	232,000	7.3%	6.9%	7.2%
510 Townsend Street/San Francisco/Mission Bay/SoMa	100%	—	158,961	79,039	238,000	7.9%	7.0%	7.2%
100 Binney Street/Greater Boston/Cambridge	100%	11,555	319,241	204,204	535,000	7.9%	7.0%	7.7%
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	99.6%	—	95,598	45,402	141,000	8.6%	7.0%	8.2%
Total		$288,883	$723,716	$411,401	$1,424,000

(1)
100 Binney Street is on track for 100% leased during the three months ending September 30, 2017. The project is 59% leased as of July 2017, including one lease executed during the three months ended June 30, 2017 and one lease executed in July 2017. The remaining 41% of the project is committed to three tenants and should be resolved during the three months ending September 30, 2017. Two leases have been distributed with execution expected in the first week of August. One remaining lease is on track for execution during the three months ending September 30, 2017.

Development and redevelopment of new Class A properties: 2018 and 2019 deliveries (projects undergoing construction, and near-term projects undergoing marketing and pre-construction)

399 Binney Street	1655 and 1715 Third Street	213 East Grand Avenue	279 East Grand Avenue
Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	San Francisco/South San Francisco	San Francisco/South San Francisco
172,500 SF	580,000 SF	297,355 SF	199,000 SF
Multi-tenant	Uber Technologies, Inc.	Merck & Co., Inc.	Multi-tenant

681 Gateway Boulevard	9625 Towne Centre Drive	1818 Fairview Avenue East	5 Laboratory Drive
San Francisco/South San Francisco	San Diego/University Town Center	Seattle/Lake Union	Research Triangle Park/RTP
126,971 RSF	163,648 SF	205,000 RSF	175,000 RSF
Marketing	Takeda Pharmaceuticals Company Ltd.	Multi-tenant	Multi-tenant

Development and redevelopment of new Class A properties: 2018 and 2019 deliveries (projects undergoing construction, and near-term projects undergoing marketing and pre-construction) (continued)

The following table sets forth a summary of our development and redevelopment and anticipated near-term commencements of new Class A properties projected to be delivered in 2018 and 2019, as of June 30, 2017 (dollars in thousands):

Property/Market/Submarket	Dev/ Redev	Project RSF			Percentage			Project Start (1)	Occupancy (1)
		In Service	CIP	Total	Leased	Negotiating	Total		Initial	Stabilized
Projects undergoing construction
5 Laboratory Drive/Research Triangle Park/RTP (2)	Redev	—	175,000	175,000	—%	(2)	—%	2Q17	3Q18	2019
9625 Towne Centre Drive/San Diego/University Town Center	Redev	—	163,648	163,648	100%	—%	100%	3Q15	4Q18	2018
213 East Grand Avenue/San Francisco/South San Francisco	Dev	—	297,355	297,355	100%	—%	100%	2Q17	1Q19	2019
		—	636,003	636,003	72%	—%	72%
Near-term projects undergoing marketing and pre-construction
399 Binney Street (Alexandria Center® at One Kendall Square)/ Greater Boston/Cambridge					TBD
	Dev	—	172,500	172,500					2018	TBD
1655 and 1715 Third Street/San Francisco/Mission Bay/SoMa (2)	Dev	—	580,000	580,000	—%	100%	100%	2018	2019	2019
279 East Grand Avenue/San Francisco/South San Francisco	Dev	—	199,000	199,000	TBD				2019	TBD
681 Gateway Boulevard/San Francisco/South San Francisco (4)	Redev	126,971	—	126,971					2019	TBD
1818 Fairview Avenue East/Seattle/Lake Union	Dev	—	205,000	205,000					2019	TBD
50 Rogers Street/Greater Boston/Cambridge (5)	Dev	—	183,644	183,644					N/A	N/A
		126,971	1,340,144	1,467,115

								Unlevered Yields
Property/Market/Submarket	Our Ownership Interest	In Service	CIP	Cost to Complete		Total at Completion		Average Cash	Initial Stabilized Cash Yield	Initial Stabilized

Projects undergoing construction
5 Laboratory Drive/Research Triangle Park/RTP (2)	100%	$—	$9,288		$(6)		$(6)	(6)	(6)	(6)
9625 Towne Centre Drive/San Diego/University Town Center	100%	—	28,810		(6)		(6)	(6)	(6)	(6)
213 East Grand Avenue/San Francisco/South San Francisco	100%	—	51,362		208,638		260,000	7.8%	6.4%	7.2%
		$—	$89,460	$	TBD	$	TBD	TBD	TBD	TBD
Near-term projects undergoing marketing and pre-construction
399 Binney Street (Alexandria Center® at One Kendall Square)/ Greater Boston/Cambridge					TBD
	100%	$—	$69,103
1655 and 1715 Third Street/San Francisco/Mission Bay/SoMa (3)	10%	—	—
279 East Grand Avenue/San Francisco/South San Francisco	100%	—	11,447
681 Gateway Boulevard/San Francisco/South San Francisco (4)	100%	—	—
1818 Fairview Avenue East/Seattle/Lake Union	100%	—	15,367
50 Rogers Street/Greater Boston/Cambridge (5)	100%	—	6,413
		$—	$102,330

(1)	Anticipated project start dates and initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.

(2)
Recently acquired 3054 East Cornwallis Road and will redevelop and rebrand the campus along with 6 Davis Drive as the Alexandria Center® for AgTech – RTP, with its newly named address of 5 Laboratory Drive. We have proposals and ongoing discussions for a significant portion of the available space.

(3)
Executed an agreement to purchase a 10% interest in a joint venture with Uber and the Golden State Warriors. Our initial cash contribution is expected to be in a range from $35 million to $40 million and will be funded at closing of the joint venture in 2018. The joint venture will acquire land with completed below-grade improvements to the building foundation and parking garage, and complete vertical construction of two buildings aggregating 580,000 RSF, which will be leased to Uber.

(4)	Concurrent with our redevelopment from office to office/laboratory space, we anticipate expanding the building by an additional 15,000 to 30,000 RSF, and expect the project to be delivered in 2019.

(5)
Represents a multi-family residential development with approximately 130-140 units (previously named 161 First Street). As part of our successful efforts to increase the entitlements on our Alexandria Center® at Kendall Square development, we were required to develop two multi-family residential projects, one of which was previously completed and sold. We may market this project for sale.

(6)	The design and budget of these projects are in process, and the estimated project costs with related yields will be disclosed in the second half of 2017.

2019 and beyond (intermediate development projects)

303 Binney Street	960 Industrial Road	825 and 835 Industrial Road	Alexandria Center® for Life Science
Greater Boston/Cambridge	San Francisco/Greater Stanford	San Francisco/Greater Stanford	New York/Manhattan

5200 Illumina Way	Campus Point Drive	1150 Eastlake Avenue	9800 Medical Center Drive
San Diego/University Town Center	San Diego/University Town Center	Seattle/Lake Union	Maryland/Rockville

The following table summarizes the key information for our near-term development projects in North America as of June 30, 2017 (dollars in thousands, except per SF amounts):

Market	Property/Submarket	Book Value	Project SF		Per SF
Greater Boston	303 Binney Street/Cambridge	$84,275	208,965		$403
San Francisco	960 Industrial Road/Greater Stanford	66,625	500,000	(1)	133
	825 and 835 Industrial Road/Greater Stanford	88,514	530,000		167
New York City	Alexandria Center® for Life Science/Manhattan	—	420,000		—
San Diego	5200 Illumina Way/University Town Center	10,896	386,044		28
	Campus Point Drive/University Town Center	11,991	315,000		38
Seattle	1150 Eastlake Avenue/Lake Union	18,688	260,000		72
Maryland	9800 Medical Center Drive/Rockville	6,083	180,000		34
Total		$287,072	2,800,009		$103

(1)	The intermediate development project undergoing entitlements for 500,000 RSF will replace the existing 195,000 RSF operating property.

Summary of pipeline

The following table summarizes the key information for all our development projects in North America as of June 30, 2017 (dollars in thousands):

Property/Submarket	Our Ownership Interest	Book Value	Square Feet
			Undergoing Construction	Near-Term Development and Redevelopment	Intermediate Development		Future Development		Total (1)
Greater Boston
Various (2)	100%	$479,032	431,483	356,144	208,965		—		996,592
Alexandria Technology Square®/Cambridge	100%	7,787	—	—	—		100,000		100,000
Other future projects	100%	6,209	—	—	—		221,955		221,955
		493,028	431,483	356,144	208,965		321,955		1,318,547
San Francisco
Various (2)	Various	472,507	747,355	779,000	1,030,000	(3)	—		2,556,355
88 Bluxome Street/Mission Bay/SoMa	100%	158,653	—	—	—		1,070,925	(4)	1,070,925
505 Brannan Street, Phase II/Mission Bay/SoMa	99.6%	14,451	—	—	—		165,000		165,000
East Grand Avenue/South San Francisco	100%	5,960	—	—	—		90,000		90,000
Other future projects	100%	—	—	—	—		95,620		95,620
		651,571	747,355	779,000	1,030,000		1,421,545		3,977,900
New York City
Alexandria Center® for Life Science/Manhattan	100%	—	—	—	420,000		—		420,000
		—	—	—	420,000		—		420,000
San Diego
Various (2)	100%	172,093	334,171	—	701,044		—		1,035,215
Vista Wateridge/Sorrento Mesa	100%	3,862	—	—	—		163,000		163,000
Other future projects	100%	32,492	—	—	—		259,895		259,895
		208,447	334,171	—	701,044		422,895		1,458,110
Seattle
Various (2)	100%	63,575	48,835	205,000	260,000		—		513,835
1165/1166 Eastlake Avenue East/Lake Union	100%	18,630	—	—	—	—	106,000		106,000
		82,205	48,835	205,000	260,000		106,000		619,835
Maryland
Various (2)	100%	6,083	—	—	180,000		—		180,000
Other future projects	Various	4,035	—	—	—		151,000	(5)	151,000
		10,118	—	—	180,000		151,000		331,000
Research Triangle Park
Various deliveries	100%	9,288	175,000	—	—		—		175,000
6 Davis Drive/Research Triangle Park	100%	16,611	—	—	—		1,000,000		1,000,000
Other future projects	100%	4,149	—	—	—		76,262		76,262
		30,048	175,000	—	—		1,076,262		1,251,262
Non-cluster markets – other future projects	100%	11,791	—	—	—		571,705		571,705
		$1,487,208	1,736,844	1,340,144	2,800,009		4,071,362		9,948,359

(1)	Total pipeline SF represents operating RSF plus incremental SF targeted for intermediate and future development.

(2)
Refer to “Development of New Class A Properties: 2017 Deliveries (Projects Undergoing Construction)”, “Development and Redevelopment of New Class A Properties: 2018 and 2019 Deliveries (Projects Undergoing Construction, and Near-Term Projects Undergoing Marketing and Pre-construction)”, and “2019 and Beyond (Intermediate Development Projects)” under the “Investment in Real Estate” within this Item 2 for additional information.

(3)	Refer to footnote 1 in the “2019 and Beyond (Intermediate Development Projects)” section within this Item 2.

(4)	The future development project undergoing entitlements for 1,070,925 developable square feet will replace the existing 232,470 RSF operating property.

(5)
Includes 90,000 SF from our unconsolidated real estate joint venture in 1401/1413 Research Boulevard, in which we will retain a 65% ownership interest. Refer to “Real Estate Asset Sales” and “Consolidated and Unconsolidated Real Estate Joint Ventures” under the “Investment in Real Estate” section within this Item 2 for additional information.

Summary of capital expenditures

Our construction spending for the six months ended June 30, 2017, consisted of the following (in thousands):

Six Months Ended
Construction Spending	June 30, 2017
Additions to real estate – consolidated projects	$436,377
Investments in unconsolidated real estate joint ventures	163
Construction spending (cash basis) (1)	436,540
Decrease in accrued construction	(25,138)
Construction spending	$411,402

The following table summarizes the total projected construction spending for the year ending December 31, 2017, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2017
Development and redevelopment projects	$397,000
Contributions from noncontrolling interests (consolidated joint ventures)	(12,000)
Generic laboratory infrastructure/building improvement projects	58,000
Non-revenue-enhancing capital expenditures and tenant improvements	10,000
Projected construction spending for six months ending December 31, 2017	453,000
Actual construction spending for the six months ended June 30, 2017	411,402
Guidance range	$815,000	–	915,000

2017 Disciplined Allocation of Capital (2)
89% to Urban Innovation Submarkets

Mission Bay/SoMa
South San Francisco
24%
6%
17%
Greater Stanford
Cambridge
21%
1%
Manhattan
10%
Torrey Pines
11%
5%
5%
University Town Center
Other
Lake Union

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures.

(2)
Represents the percentage of projected spending by submarket, including projected acquisitions expected in our sources and uses of capital guidance ranging from $540 million to $640 million, for the year ended December 31, 2017.

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs

The table below presents the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures (1)	Six Months Ended June 30, 2017				Recent Average per RSF (2)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$2,978	17,816,604	$0.17		$0.40

Tenant improvements and leasing costs:
Re-tenanted space	$7,477	356,435	$20.98		$16.83
Renewal space	20,289	1,126,570	18.01	(3)	10.85
Total tenant improvements and leasing costs/weighted average	$27,766	1,483,005	$18.72		$12.54

(1)	Excludes amounts that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment.

(2)	Represents the average of the five years ended December 31, 2016, and the six months ended June 30, 2017.

(3)
Includes approximately $4.5 million, or $3.06 per square foot, of leasing commissions related to the lease renewals at two of our properties in our Cambridge submarket during the three months ended March 31, 2017, that generated increases in rental rates of 28.8% and 20.4% (cash basis).

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in this supplemental package, our most recent annual report on Form 10-K, and subsequent quarterly reports on Form 10-Q. We believe this tabular presentation promotes a better understanding about our corporate level decisions and activities that significantly impact comparison of our operating results from period to period. We also believe this tabular presentation will supplement an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments for held-for-sale assets are related to corporate level decisions to dispose of real estate. Gains or losses on early extinguishment of debt and preferred stock redemption charges are corporate level financing decisions focused on our capital structure strategy. Impairments of non-real estate investments represent the write-down of an asset when an other-than-temporary decline in the fair value is less than the carry value due to changes in general market or other conditions and are not related to the operating performance of our real estate. Significant items, whether a gain or loss, included in the tabular disclosure, for current periods are described in further detail within this Item 2. Items included in net income (loss) attributable to Alexandria’s common stockholders (amounts are shown after deducting any amounts attributable to noncontrolling interests) are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
(In millions, except per share amounts)	Amount		Per Share – Diluted		Amount		Per Share – Diluted
Gain on sales of real estate	$0.1	$—	$—	$—	$0.4	$—	$—	$—
Impairment of:
Rental properties (1)	(0.2)	(88.4)	—	(1.19)	(0.2)	(88.4)	—	(1.20)
Land parcels (1)	—	(67.2)	—	(0.90)	—	(96.1)	—	(1.30)
Non-real estate investments (2)	(4.5)	—	(0.05)	—	(4.5)	—	(0.05)	—
Loss on early extinguishment of debt	—	—	—	—	(0.7)	—	(0.01)	—
Preferred stock redemption charge (3)	—	(9.5)	—	(0.13)	(11.3)	(12.5)	(0.12)	(0.17)
	$(4.6)	$(165.1)	$(0.05)	$(2.22)	$(16.3)	$(197.0)	$(0.18)	$(2.67)
Weighted-average shares of common stock outstanding – diluted			90.7	74.3			89.5	73.5

(1)	Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(2)	Refer to Note 5 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(3)	Refer to Note 12 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for more information.

Same Properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For more information on the determination of our Same Properties portfolio, refer to “Same Property Comparisons” in the “Non-GAAP Measures and Definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three and six months ended June 30, 2017:

	June 30, 2017
	Three Months Ended		Six Months Ended
Percentage change in net operating income over comparable period from prior year	1.8%		2.2%
Percentage change in net operating income (cash basis) over comparable period from prior year	7.0%	(1)	6.2%	(1)
Operating margin	71%		71%
Number of Same Properties	166		166
RSF	14,419,701		14,419,701
Occupancy – current-period average	95.6%	(1)	96.1%	(1)
Occupancy – same-period prior-year average	97.3%		97.2%

(1)
Includes the effect of the end of initial rent concessions at 75/125 Binney Street during the three months ended June 30, 2017, and was primarily offset by a temporary decline in occupancy of our Same Properties portfolio during the three and six months ended June 30, 2017, due to 125,409 RSF vacated by Eli Lilly and Company at 10300 Campus Point Drive in our University Town Center submarket, upon relocation and expansion into 305,006 RSF at our recently delivered redevelopment project at 10290 Campus Point Drive, a non-same property, in December 2016. We are in negotiations with a high-credit tenant to lease approximately 85,000 of the currently vacant RSF at 10300 Campus Point Drive. Additionally, 59,838 RSF became vacant during the three months ended March 31, 2017 at 930 Clopper Road located in our Gaithersburg submarket. We are actively marketing the space for lease.

Comparison of results for the three months ended June 30, 2017, to the three months ended June 30, 2016

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. For a reconciliation of net operating income from net income, the most directly comparable financial measure presented in accordance with GAAP, refer to the “Non-GAAP Measures and Definitions” section within this Item 2.

(Dollars in thousands)	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Same Properties	$151,504	$149,079	$2,425	1.6%
Non-Same Properties	60,438	12,559	47,879	381.2
Total rental	211,942	161,638	50,304	31.1

Same Properties	49,514	48,932	582	1.2
Non-Same Properties	10,956	5,175	5,781	111.7
Total tenant recoveries	60,470	54,107	6,363	11.8

Same Properties	109	53	56	105.7
Non-Same Properties	538	10,278	(9,740)	(94.8)
Total other income	647	10,331	(9,684)	(93.7)

Same Properties	201,127	198,064	3,063	1.5
Non-Same Properties	71,932	28,012	43,920	156.8
Total revenues	273,059	226,076	46,983	20.8

Same Properties	58,795	58,311	484	0.8
Non-Same Properties	18,185	9,014	9,171	101.7
Total rental operations	76,980	67,325	9,655	14.3

Same Properties	142,332	139,753	2,579	1.8
Non-Same Properties	53,747	18,998	34,749	182.9
Net operating income	$196,079	$158,751	$37,328	23.5%

Net operating income – Same Properties	$142,332	$139,753	$2,579	1.8%
Straight-line rent revenue and amortization of acquired below-market leases	(120)	(6,852)	6,732	(98.2)
Net operating income – Same Properties (cash basis)	$142,212	$132,901	$9,311	7.0%

Rental revenues
Total rental revenues for the three months ended June 30, 2017 increased by $50.3 million, or 31.1%, to $211.9 million, compared to $161.6 million for the three months ended June 30, 2016. The increase was primarily due to an increase in rental revenues from our Non-Same Properties totaling $47.9 million primarily related to 2,558,846 RSF of development and redevelopment projects placed into service subsequent to April 1, 2016, and 15 operating properties acquired subsequent to April 1, 2016.

Rental revenues from our Same Properties for the three months ended June 30, 2017 increased by $2.4 million, or 1.6%, to $151.5 million, compared to $149.1 million for the three months ended June 30, 2016. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since April 1, 2016. Refer to “Leasing” within the “Operating Summary” section of this Item 2 for additional information on our leasing activity. The increase was partially offset by a decrease in rental revenue as a result of a decrease in Same Properties’ occupancy to 95.6% for the three months ended June 30, 2017, from 97.3% for the three months ended June 30, 2016. Refer to “Same Properties” in the section above within this Item 2 for additional information on the decrease in our Same Properties’ occupancy rates.

Tenant recoveries
Tenant recoveries for the three months ended June 30, 2017 increased by $6.4 million, or 11.8%, to $60.5 million, compared to $54.1 million for the three months ended June 30, 2016. Non-Same Properties’ tenant recoveries increased by $5.8 million, or 111.7%, primarily due to the increase in recoverable operating expenses for the three months ended June 30, 2017, as discussed under “Rental Operating Expenses” below. As of June 30, 2017, 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Same properties’ tenant recoveries remained consistent during the three months ended June 30, 2017, and 2016.

Other income
Other income for the three months ended June 30, 2017 and 2016, consisted of the following (in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Management fee income	$672	$81	$591
Interest and other income	500	574	(74)
Investment (loss) income	(525)	9,676	(10,201)
Total other income	$647	$10,331	$(9,684)

Refer to Note 5 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for more information on investment income.
Rental operating expenses
Total rental operating expenses for the three months ended June 30, 2017 increased by $9.7 million, or 14.3%, to $77.0 million, compared to $67.3 million for the three months ended June 30, 2016. The increase was due to the $9.2 million increase in rental operating expenses from our Non-Same Properties primarily related to 2,558,846 RSF of development and redevelopment projects placed into service subsequent to April 1, 2016, and 15 operating properties acquired, partially offset by properties sold, subsequent to April 1, 2016.

Same Properties’ rental operating expenses remained consistent during the three months ended June 30, 2017, and 2016.

General and administrative expenses
General and administrative expenses for the three months ended June 30, 2017 increased by $3.9 million, or 25.0%, to $19.2 million, compared to $15.4 million for the three months ended June 30, 2016. General and administrative expenses increased primarily due to the continued growth in the depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses for the three months ended June 30, 2017 and 2016 (quarter annualized), remained consistent at 0.7%.

Interest expense
Interest expense for the three months ended June 30, 2017 and 2016, consisted of the following (dollars in thousands):

	Three Months Ended June 30,
Component	2017	2016	Change
Interest incurred	$46,817	$38,813	$8,004
Capitalized interest	(15,069)	(13,788)	(1,281)
Interest expense	$31,748	$25,025	$6,723

Average debt balance outstanding (1)	$4,714,000	$4,117,126	$596,874
Weighted-average annual interest rate (2)	4.0%	3.8%	0.2%

(1)	Represents the average debt balance outstanding during the three months ended June 30, 2017 and 2016.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuance of debt:
$425 million unsecured senior note payable	4.09%	March 2017	$4,210
$350 million unsecured senior note payable	4.14%	June 2016	2,670
Secured construction loan	3.27%	April 2016	950
Assumption of $203 million secured note payable	3.39%	November 2016	1,850
Higher average balance on secured construction loans	Various	Various	1,475
Higher average balance on unsecured senior line of credit			360
Total increases			11,515
Decreases in interest incurred due to:
Repayments of debt:
Variable-rate unsecured senior bank term loan	Various	February 2017	(1,370)
Secured notes payable (2)	Various	Various	(860)
Lower average notional amounts of interest rate hedges in effect			(1,160)
Amortization of loan fees			(110)
Other decrease in interest			(11)
Total decreases			(3,511)
Change in interest incurred			8,004
Increase in capitalized interest (3)			(1,281)
Total change in interest expense			$6,723

(1)	Represents the interest rate as of the end of the applicable period, plus the impact of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

(2)	Decrease is due primarily to the repayment of two secured notes payable aggregating $202.0 million, subsequent to May 1, 2016.

(3)
Increase in capitalized interest is primarily due to an increase in the capitalization rate applied to the expenditures accumulated during the period for our highly leased development and redevelopment projects undergoing construction in our value-creation pipeline aggregating 1.7 million RSF. Capitalization rate is based on the rates applicable to borrowings outstanding during the period, which increased for the three months ended June 30, 2017, when compared to the rates in effect during the three months ended June 30, 2016.

Depreciation and amortization
Depreciation and amortization expense for the three months ended June 30, 2017 increased by $33.9 million, or 48.4%, to $104.1 million, compared to $70.2 million for the three months ended June 30, 2016. The increase is primarily due to additional depreciation from 2,558,846 RSF of development and redevelopment projects placed into service subsequent to April 1, 2016, and 15 operating properties acquired subsequent to April 1, 2016.

Sale of real estate assets, impairment charges, and gain on sales of real estate

Impairment of real estate recognized during the six months ended June 30, 2017, of $203 thousand relates to our 20,580 RSF property located in a non-cluster market that was classified as held for sale as of June 30, 2017, and was subsequently sold in July 2017 with no gain or loss.

Impairment of real estate recognized during the three months ended June 30, 2016, of $156.1 million primarily relates to our decision to monetize our real estate investments in Asia. Refer to “Sale of Real Estate Assets and Impairment Charges” under Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for more information.

In May 2017, we recognized a gain of $111 thousand upon the sale of a 35% interest in our land parcels at 1401/1413 Research Boulevard, located in the Rockville submarket of Maryland.

Preferred stock redemption charge

During the three months ended June 30, 2016, we repurchased 1.0 million outstanding shares of our Series D cumulative convertible preferred stock and recognized a preferred stock redemption charge of $9.5 million.

Comparison of results for the six months ended June 30, 2017, to the six months ended June 30, 2016

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. For a reconciliation of net operating income from net income, the most directly comparable financial measure presented in accordance with GAAP, refer to the “Non-GAAP Measures” section within this Item 2.

(Dollars in thousands)	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Same Properties	$303,124	$295,997	$7,127	2.4%
Non-Same Properties	116,011	23,917	92,094	385.1
Total rental	419,135	319,914	99,221	31.0

Same Properties	99,669	96,981	2,688	2.8
Non-Same Properties	22,147	9,723	12,424	127.8
Total tenant recoveries	121,816	106,704	15,112	14.2

Same Properties	250	62	188	303.2
Non-Same Properties	2,735	15,485	(12,750)	(82.3)
Total other income	2,985	15,547	(12,562)	(80.8)

Same Properties	403,043	393,040	10,003	2.5
Non-Same Properties	140,893	49,125	91,768	186.8
Total revenues	543,936	442,165	101,771	23.0

Same Properties	117,988	114,173	3,815	3.3
Non-Same Properties	36,079	18,989	17,090	90.0
Total rental operations	154,067	133,162	20,905	15.7

Same Properties	285,055	278,867	6,188	2.2
Non-Same Properties	104,814	30,136	74,678	247.8
Net operating income	$389,869	$309,003	$80,866	26.2%

Net operating income – Same Properties	$285,055	$278,867	$6,188	2.2%
Straight-line rent revenue and amortization of acquired below-market leases	(8,165)	(18,255)	10,090	(55.3)
Net operating income – Same Properties (cash basis)	$276,890	$260,612	$16,278	6.2%

Rental revenues
Total rental revenues for the six months ended June 30, 2017, increased by $99.2 million, or 31.0%, to $419.1 million, compared to $319.9 million for the six months ended June 30, 2016. The increase was primarily due to an increase in rental revenues from our Non-Same Properties totaling $92.1 million primarily related to 2,558,846 RSF of development and redevelopment projects placed into service subsequent to January 1, 2016, and 15 operating properties acquired subsequent to January 1, 2016.

Rental revenues from our Same Properties for the six months ended June 30, 2017, increased by $7.1 million, or 2.4%, to $303.1 million, compared to $296.0 million for the six months ended June 30, 2016. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2016. Refer to “Leasing” within the “Operating Summary” section of this Item 2 for additional information on our leasing activity. The increase was slightly offset by a decrease in rental revenue as a result of a decrease in Same Properties’ occupancy to 96.1% for the six months ended June 30, 2017, from 97.2% for the six months ended June 30, 2016. Refer to “Same Properties” in the section above within this Item 2 for additional information on the decrease in our Same Properties’ occupancy rates.

Tenant recoveries
Tenant recoveries for the six months ended June 30, 2017, increased by $15.1 million, or 14.2%, to $121.8 million, compared to $106.7 million for the six months ended June 30, 2016. This increase is relatively consistent with the increase in our rental operating expenses of $20.9 million, or 15.7%, as discussed under “Rental Operating Expenses” below. Same Properties’ tenant recoveries increased by $2.7 million, or 2.8%, primarily due to the increase in recoverable operating expenses for the six months ended June 30, 2017, as discussed below. As of June 30, 2017, 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income
Other income for the six months ended June 30, 2017 and 2016, consisted of the following (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Management fee income	$985	$334	$651
Interest and other income	1,038	1,428	(390)
Investment income	962	13,785	(12,823)
Total other income	$2,985	$15,547	$(12,562)

Refer to Note 5 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for more information on investment income.
Rental operating expenses
Total rental operating expenses for the six months ended June 30, 2017, increased by $20.9 million, or 15.7%, to $154.1 million, compared to $133.2 million for the six months ended June 30, 2016. Approximately $17.1 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to 2,558,846 RSF of development and redevelopment projects placed into service subsequent to January 1, 2016, and 15 operating properties acquired subsequent to January 1, 2016.

Same Properties’ rental operating expenses increased by $3.8 million, or 3.3%, to $118.0 million during the six months ended June 30, 2017, compared to $114.2 million for the six months ended June 30, 2016, primarily due to higher utility expenses, higher snow removal services, and higher repair and maintenance expenses, resulting from a comparably colder winter. The increase was slightly offset by a decrease in rental operating expense as a result of a decrease in Same Properties’ occupancy from 97.2% for the six months ended June 30, 2016, to 96.1% for the six months ended June 30, 2017.

General and administrative expenses
General and administrative expenses for the six months ended June 30, 2017, increased by $7.9 million, or 25.8%, to $38.5 million, compared to $30.6 million for the six months ended June 30, 2016. General and administrative expenses increased primarily due to the continued growth in the depth and breadth of our operations in multiple markets. As a percentage of total assets, our general and administrative expenses for the six months ended June 30, 2017 and 2016, year-to-date annualized, remained consistent at 0.7%.

Interest expense
Interest expense for the six months ended June 30, 2017 and 2016, consisted of the following (dollars in thousands):

	Six Months Ended June 30,
Component	2017	2016	Change
Interest incurred	$89,765	$75,767	$13,998
Capitalized interest	(28,233)	(25,887)	(2,346)
Interest expense	$61,532	$49,880	$11,652

Average debt balance outstanding (1)	$4,569,298	$4,092,136	$477,162
Weighted-average annual interest rate (2)	3.9%	3.7%	0.2%

(1)	Represents the average total debt balance outstanding during the six months ended June 30, 2017 and 2016.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuance of debt:
$350 million unsecured senior note payable	4.14%	June 2016	$6,160
$425 million unsecured senior note payable	4.09%	March 2017	5,520
Secured construction loan	3.27%	April 2016	1,740
Assumption of $203 million secured note payable	3.39%	November 2016	3,680
Higher average balance on secured construction loans	Various	Various	2,850
Higher average balance and rate on unsecured senior line of credit			110
Amortization of loan fees			30
Total increases			20,090
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable (2)	Various	Various	(3,380)
Unsecured senior bank term loan	Various	February 2017	(2,210)
Lower average notional amounts of interest rate hedges in effect			(410)
Other decrease in interest			(92)
Total decreases			(6,092)
Change in interest incurred			13,998
Increase in capitalized interest (3)			(2,346)
Total change in interest expense			$11,652

(1)	Represents the interest rate as of the end of the applicable period, plus the impact of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

(2)	Decrease is due primarily to the repayment of four secured notes payable aggregating $270.6 million, subsequent to March 1, 2016.

(3)
Increase in capitalized interest is primarily due to an increase in the capitalization rate applied to the expenditures accumulated during the period for our highly leased development and redevelopment projects undergoing construction in our value-creation pipeline aggregating 1.7 million RSF. Capitalization rate is based on the rates applicable to borrowings outstanding during the period, which increased for the six months ended June 30, 2017, when compared to the rates in effect during the six months ended June 30, 2016.

Depreciation and amortization

Depreciation and amortization expense for the six months ended June 30, 2017, increased by $60.2 million, or 42.7%, to $201.3 million, compared to $141.0 million for the six months ended June 30, 2016. The increase is primarily due to additional depreciation from 2,558,846 RSF of development and redevelopment projects placed into service subsequent to January 1, 2016, and 15 operating properties acquired subsequent to January 1, 2016.

Sale of real estate assets, impairment charges, and gain on sales of real estate

Impairment of real estate recognized during the six months ended June 30, 2017, of $203 thousand relates to our 20,580 RSF property located in a non-cluster market that was classified as held for sale as of June 30, 2017, and was subsequently sold in July 2017 with no gain or loss.

Impairment of real estate recognized during the six months ended June 30, 2016, of $185.1 million primarily relates to our decision to monetize our real estate investments in Asia. Refer to “Sale of Real Estate Assets and Impairment Charges” under Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for more information.

In January 2017, we completed the sale of a vacant property at 6146 Nancy Ridge Drive located in our Sorrento Mesa submarket of San Diego for a purchase price of $3.0 million and recognized a gain of $270 thousand. In May 2017, we recognized a gain of $111 thousand upon the sale of a 35% interest in our land parcels at 1401/1413 Research Boulevard, located in the Rockville submarket of Maryland.

Preferred stock redemption charge

During the three months ended March 31, 2017, we repurchased, in privately negotiated transactions, 501,115 outstanding shares of our Series D Convertible Preferred Stock and recognized a preferred stock redemption charge of $5.8 million. No additional shares were repurchased during the three months ended June 30, 2017. In March 2017, we announced the redemption of our cumulative redeemable preferred stock and recognized a preferred stock redemption charge of $5.5 million. Refer to Note 12 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for more information. During the six months ended June 30, 2016, we repurchased 1.9 million outstanding shares of our Series D cumulative convertible preferred stock and recognized a preferred stock redemption charge of $12.5 million.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted and funds from operations per share attributable to Alexandria’s common stockholders – diluted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2017, as set forth and as adjusted, in the table below. The tables below also provide a reconciliation of EPS per share attributable to Alexandria’s common stockholders – diluted, the most directly comparable GAAP measure, to funds from operations, a non-GAAP measure, and other key assumptions included in our updated guidance for the year ending December 31, 2017. There can be no assurance that actual amounts will be materially higher or lower than these expectations. See our discussion of “Forward-Looking Statements” within this Item 2.

Summary of Key Changes in Guidance	As of 7/31/17	As of 5/1/17
EPS, FFO per share, and FFO per share, as adjusted	See below	See below

Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
	As of 7/31/17	As of 5/1/17
Earnings per share	$1.40 to $1.46	$1.43 to $1.53
Depreciation and amortization	4.45	4.45
Allocation of unvested restricted stock awards	(0.04)	(0.04)
Funds from operations per share	$5.81 to $5.87	$5.84 to $5.94
Add: impairment of non-real estate investments	0.05 (1)	—
Add: loss on early extinguishment of debt	0.01	0.01
Add: preferred stock redemption charge	0.12 (2)	0.12
Funds from operations per share, as adjusted	$5.99 to $6.05	$5.97 to $6.07

Key Assumptions (3) (Dollars in millions)	2017 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2017	96.6%	97.2%

Lease renewals and re-leasing of space:
Rental rate increases	19.5%	22.5%
Rental rate increases (cash basis)	7.5%	10.5%

Same property performance:
Net operating income increase	2.0%	4.0%
Net operating income increase (cash basis)	5.5%	7.5%

Straight-line rent revenue	$107	$112
General and administrative expenses	$68	$73
Capitalization of interest	$48	$58
Interest expense	$131	$141

(1)	Primarily related to two non-real estate investments.

(2)
Includes charges aggregating $5.8 million related to the repurchases of 501,115 outstanding shares of our Series D Convertible Preferred Stock during the three months ended March 31, 2017. Additionally, in March 2017, we announced the redemption of our Series E Redeemable Preferred Stock and recognized a $5.5 million preferred stock redemption charge. We completed the redemption in April 2017. Excludes any charges related to future repurchases of our Series D Convertible Preferred Stock.

(3)
The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs because these project costs will no longer qualify for capitalization and will, therefore, be expensed as incurred. Our assumptions for Same Properties net operating income growth, rental rate growth, straight-line rent revenue, general and administrative expenses, capitalization of interest, and interest expense are included in the tables above and are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors”; and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10‑K for the year ended December 31, 2016. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

Key Credit Metrics	As of 7/31/17
Net debt to Adjusted EBITDA – fourth quarter of 2017, annualized	5.3x to 5.8x
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2017, annualized	5.3x to 5.8x
Fixed-charge coverage ratio – fourth quarter of 2017, annualized	Greater than 4.0x
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2017	Less than 10%

Consolidated and unconsolidated real estate joint ventures

We present components of balance sheet and operating results information for the noncontrolling interests’ share of our consolidated real estate joint ventures and for our share of investments in unconsolidated real estate joint ventures to help investors estimate balance sheet and operating results information related to our partially owned entities. These amounts are estimated by computing, for each joint venture that we consolidate in our financial statements, the noncontrolling interest percentage of each financial item to arrive at the cumulative noncontrolling interest share of each component presented. In addition, for our real estate joint ventures that we do not control and do not consolidate, we apply our economic ownership percentage to the unconsolidated real estate joint ventures to arrive at our proportionate share of each component presented.

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling (1) Interest Share
225 Binney Street/Greater Boston/Cambridge	70.0%
1500 Owens Street/San Francisco/Mission Bay/SoMa	49.9%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	40.0%
10290 and 10300 Campus Point Drive/San Diego/University Town Center	45.0%

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Share
360 Longwood Avenue/Greater Boston/Longwood Medical Area	27.5%
1401/1413 Research Boulevard/Maryland/Rockville	65.0% (2)

(1)	In addition to the consolidated real estate joint ventures listed, various partners hold insignificant interests in three other properties in North America.

(2)
The joint venture is expected to fund the remaining construction costs of the project with funds from its construction loan shown below, and we expect our ownership interest percentage to remain at 65% at completion of the project. Refer to “Real Estate Asset Sales” within this Item 2 for additional information on the contribution of land parcels to the real estate joint venture.

As of June 30, 2017, our unconsolidated real estate joint ventures have non-recourse, secured construction loans that include the following key terms (amounts represent 100% at the joint venture level):

Debt	Maturity Date		Stated Rate		Outstanding Balance	Remaining Commitments	Total
360 Longwood Avenue
Fixed rate	July 2017	(1)	5.25%		$173,226	$2,015	$175,241
Floating rate	July 2017	(1)	L+3.75%		13,075	24,884	37,959
					$186,301	$26,899	$213,200

1401/1413 Research Boulevard	5/17/20	(2)	L+2.50%	(3)	$1,042	$23,958	$25,000
Unamortized deferred financing costs					(128)
					$914

(1)
In July 2017, the unconsolidated real estate joint venture repaid the secured construction loan in connection with the sale of a condominium interest in 203,090 RSF of 360 Longwood Avenue. Refer to “Real Estate Asset Sales” within this Item 2 for additional information on our unconsolidated real estate joint venture.

(2)
The unconsolidated real estate joint venture has an option to extend the stated maturity date to July 1, 2020. In addition, there are two, one-year options to convert the construction loan to a permanent loan and extend the stated maturity date to May 17, 2022.

(3)	The borrowing bears interest at a floating rate with an interest rate floor equal to 3.15%.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures (dollars in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures				Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2017				June 30, 2017
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
Total revenues	$14,602		$27,622		$2,457	$4,805
Rental operations	(3,843)		(7,583)		(857)	(1,705)
	10,759		20,039		1,600	3,100
General and administrative	(54)		(74)		(7)	(30)
Interest	—		—		(680)	(1,384)
Depreciation and amortization	(3,735)		(7,377)		(324)	(736)
	$6,970	(1)	$12,588	(1)	$589	$950

(1)	Excludes operating results attributable to redeemable noncontrolling interests. Refer to the footnote to the table below for more detail.

	June 30, 2017
	Noncontrolling Interest Share of Consolidated Real Estate JVs		Our Share of Unconsolidated Real Estate JVs
Investments in real estate	$476,248		$100,808
Cash and cash equivalents	12,330		3,478
Other assets	29,384		9,371
Secured notes payable	—		(51,827)
Other liabilities	(20,635)		(3,747)
Redeemable noncontrolling interests	(11,410)	(1)	—
	$485,917		$58,083

(1)
Represents redeemable noncontrolling interests in our consolidated real estate project at 213 East Grand Avenue, located in our South San Francisco submarket, aggregating 297,355 RSF. The redeemable noncontrolling interests in the real estate joint venture commenced in August 2005 and earn a fixed preferred return of 8.4%, which is excluded from operating results information on this page.

For the six months ended June 30, 2017 and 2016, we distributed $10.8 million and $6.5 million, respectively, to our consolidated real estate joint venture partners. The increase is primarily related to the distributions to real estate joint ventures formed with TIAA in December 2015. Refer to “Consolidated Statement of Cash Flows” and “Note 3 – Investment in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investments

We hold equity investments in certain publicly traded companies, privately held entities, and limited partnerships primarily involved in the life science and technology industries.
As of June 30, 2017, our investments aggregated $424.9 million, or approximately 3.8% of our total assets. The charts and table below present selected investment statistics as of June 30, 2017 (dollars in thousands, unless stated otherwise):

Public/Private Investment Mix (Cost)				Tenant/Non-Tenant Mix (Cost)

Investment Type	Cost	Net Unrealized Gains	Total	Number of Investments
Public	$51,199	$28,171	$79,370	246
Private	345,550	—	345,550	Average Cost
Total	$396,749	$28,171	$424,920	$1.6M

Liquidity

Net Debt to Adjusted EBITDA (1)	Net Debt and Preferred Stock to Adjusted EBITDA (1)

6.1x
6.2x
5.3x to 5.8x
12/31/16
6/30/17
12/31/17
Projected

6.4x
6.3x
5.3x to 5.8x
12/31/16
6/30/17
12/31/17
Projected

Fixed-Charge Coverage Ratio (1)	Liquidity

3.8x
4.1x
>4.0x
12/31/16
6/30/17
12/31/17
Projected

	$1.8B

	(In millions)
	Availability under our $1.65 billion unsecured senior line of credit	$1,350
	Remaining construction loan commitments	184
	Available-for-sale equity securities, at fair value	79
	Cash, cash equivalents, and restricted cash	145
		$1,758

(1)	Quarter annualized.

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

The following table presents the availability under our $1.65 billion unsecured senior line of credit, available commitments under our secured construction loans, available-for-sale equity securities, cash, cash equivalents, and restricted cash as of June 30, 2017 (dollars in thousands):

Description	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
$1.65 billion unsecured senior line of credit	$1,650,000	$300,000	$1,350,000
Secured construction loans:
75/125 Binney Street/Greater Boston	212,289	212,289	—
50 and 60 Binney Street/Greater Boston	350,000	311,556	38,444
100 Binney Street/Greater Boston	304,281	158,581	145,700
	$2,516,570	$982,426	1,534,144
Available-for-sale equity securities, at fair value			79,370
Cash, cash equivalents, and restricted cash			144,879
Total liquidity			$1,758,393

Refer to Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our secured construction loans.

Cash and cash equivalents

As of June 30, 2017, and December 31, 2016, we had $124.9 million and $125.0 million, respectively, of cash and cash equivalents. We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our $1.65 billion unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distribution to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Restricted cash

Restricted cash consisted of the following as of June 30, 2017, and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Funds held in trust under the terms of certain secured notes payable	$8,916	$7,387
Funds held in escrow related to construction projects and investing activities	4,542	4,541
Other	6,544	4,406
Total	$20,002	$16,334

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Net cash provided by operating activities	$221,608	$172,108	$49,500
Net cash used in investing activities	$(981,720)	$(373,964)	$(607,756)
Net cash provided by financing activities	$759,225	$333,559	$425,666

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the six months ended June 30, 2017 increased to $221.6 million, compared to $172.1 million for the six months ended June 30, 2016. This increase was primarily attributable to (i) an increase in highly leased development and redevelopment projects being placed into service subsequent to January 1, 2016, (ii) acquisitions since January 1, 2016, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2016.

Investing activities

Cash flows used in investing activities for the six months ended June 30, 2017 and 2016, consisted of the following (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Proceeds from sales of real estate	$3,528	$16,905	$(13,377)
Additions to real estate	(436,377)	(363,061)	(73,316)
Purchases of real estate	(480,543)	—	(480,543)
Additions to investments	(81,192)	(52,366)	(28,826)
Sales of investments	12,577	21,543	(8,966)
Repayment of notes receivable	—	9,036	(9,036)
Other	287	(6,021)	6,308
Net cash used in investing activities	$(981,720)	$(373,964)	$(607,756)

The change in net cash used in investing activities for the six months ended June 30, 2017 is primarily due to an increased use of cash for property acquisitions and construction related to our highly leased pipeline. Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for further information.

Financing activities

Cash flows provided by financing activities for the six months ended June 30, 2017 and 2016, consisted of the following (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Borrowings from secured notes payable	$117,666	$148,722	$(31,056)
Repayments of borrowings from secured notes payable	(1,677)	(233,168)	231,491
Proceeds from issuance of unsecured senior notes payable	424,384	348,604	75,780
Borrowings from unsecured senior line of credit	2,069,000	1,486,000	583,000
Repayments of borrowings from unsecured senior line of credit	(1,797,000)	(1,565,000)	(232,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	—	(200,000)
Changes related to debt	612,373	185,158	427,215

Repurchase of 7.00% Series D cumulative convertible preferred stock	(17,934)	(59,310)	41,376
Redemption of 6.45% Series E cumulative redeemable preferred stock	(130,350)	—	(130,350)
Proceeds from the issuance of common stock	459,607	367,802	91,805
Dividend payments	(156,311)	(127,675)	(28,636)
Contributions from noncontrolling interests	8,505	31,020	(22,515)
Distributions to noncontrolling interests	(10,791)	(57,998)	47,207
Other	(5,874)	(5,438)	(436)
Net cash provided by financing activities	$759,225	$333,559	$425,666

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2017, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2017 Guidance				Key Items Remaining After 7/31/17
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$115	$135	$125
Incremental debt	350	330	340
Real estate dispositions and common equity	1,080	1,350	1,215	(1)	$230
Total sources of capital	$1,545	$1,815	$1,680

Uses of capital:
Construction	$815	$915	$865		$453
Acquisitions	540	640	590	(2)	$38	(3)
7.00% Series D convertible preferred stock repurchases	60	130	95		$77
6.45% Series E redeemable preferred stock redemption	130	130	130
Total uses of capital	$1,545	$1,815	$1,680

Incremental debt (included above):
Issuance of unsecured senior notes payable	$425	$425	$425
Borrowings – secured construction loans	200	250	225
Repayments of secured notes payable	(5)	(10)	(8)
Repayment of unsecured senior term loan	(200)	(200)	(200)
$1.65 billion unsecured senior line of credit/other	(70)	(135)	(102)
Incremental debt	$350	$330	$340

(1)
Includes 2.1 million shares of common stock sold under our ATM program during the three months ended June 30, 2017 for net proceeds of $241.8 million, the public offering of 2.1 million shares of our common stock in March 2017 for net proceeds of $217.8 million, and 4.8 million shares of our common stock subject to forward equity sales agreements with anticipated aggregate net proceeds of $495.5 million expected to be settled in the six months ended December 31, 2017, subject to adjustments as provided in the forward equity sales agreements. Also includes the estimated net cash distribution ranging from $35 million to $40 million in connection with the July 2017 sale of a condominium interest in 203,090 RSF of our unconsolidated real estate joint venture property at 360 Longwood Avenue and the related refinancing of the unconsolidated secured loan. Refer to the “Real Estate Asset Sales” section within this Item 2 for additional information.

(2)
Acquisitions guidance increased by $160.0 million from $430.0 million in our May 1, 2017 forecast primarily for the acquisitions of 1450 Page Mill Road in our Greater Stanford submarket and 266 and 275 Second Avenue in our Route 128 submarket, which closed in June 2017 and July 2017, respectively. Refer to the “Acquisitions” section within this Item 2 for additional information.

(3)
Represents the final two construction milestone installments expected to be paid during the second half of 2017 for the 2016 acquisition of the remaining 49% interest in our unconsolidated real estate joint venture with Uber at 1455 and 1515 Third Street in our Mission Bay/SoMa submarket.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, completion of pending and projected acquisitions, and continued substantial leasing activity of our operating properties. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors”; and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10‑K for the year ended December 31, 2016. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $115 million to $135 million of net cash flows from operating activities after payment of common stock and preferred stock dividends, and deduction for distributions to noncontrolling interests. Changes in operating assets and liabilities are excluded from this calculation as they represent timing differences. Operating cash flows net of dividends in 2017 are expected to be driven by the completion of our highly pre-leased value-creation projects, along with recently delivered projects, certain future projects, recently acquired properties, and contributions from Same Properties, which will contribute significant increases in rental revenue, net operating income, and cash flows.

Debt

The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities as of June 30, 2017 (dollars in thousands):

	June 30, 2017
Facility	Balance	Maturity Date (1)	Applicable Margin	Facility Fee
$1.65 billion unsecured senior line of credit	$300,000	October 2021	L+1.00%	0.20%
2019 Unsecured Senior Bank Term Loan	$199,452	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	$348,187	January 2021	L+1.10%	N/A

(1)	Includes any extension options that we control.

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

In March 2017, we completed an offering of $425.0 million of unsecured senior notes, due in 2028, at an interest rate of 3.95%. Net proceeds of $420.5 million were used initially to reduce outstanding borrowings on our $1.65 billion unsecured senior line of credit. Refer to “3.95% Unsecured Senior Notes Payable Due in 2028” in Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information regarding our unsecured senior notes payable.

During the six months ended June 30, 2017, we completed a partial repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan reducing the total outstanding balance from $400 million to $200 million and recognized a loss on early extinguishment of debt of $670 thousand related to the write-off of unamortized loan fees.

Real estate dispositions and common equity

We expect to continue the disciplined execution of select sales of non-strategic land and non-core/“core-like” operating assets. The sale of non-strategic land and non-core/“core-like” operating assets provides an important source of capital to fund a portion of our highly leased value-creation development and redevelopment projects. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2017, we expect real estate dispositions and issuances of common equity ranging from $1.1 billion to $1.4 billion. Refer to “Forward Equity Sales Agreements” below within this Item 2 for additional information related to our forward equity sales agreements executed in March 2017. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold. In addition, the amount of common equity issued will be subject to market conditions.

For additional information, refer to “Sale of Real Estate Assets and Impairment Charges” in Note 3 – “Investments in Real Estate” and Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report and “Real Estate Asset Sales” under the “Investments in Real Estate” section within this Item 2.

ATM common stock offering program

During the six months ended June 30, 2017, we completed our ATM program with the sale of 2.1 million shares of common stock for gross proceeds of $245.8 million, or $118.97 per share, and net proceeds of approximately $241.8 million. As of June 30, 2017, there is no remaining availability on our ATM program. We expect to file a new ATM common stock offering program in the second half of 2017.

Forward equity sales agreements

In March 2017, we executed an offering to sell an aggregate 6.9 million shares of our common stock, including a forward equity component, at a public offering price of $108.55 per share. Approximately 60% of the proceeds were initially targeted to fund value-creation acquisitions and construction, with approximately 40% targeted to fund balance sheet improvements, including reduction in our projected net debt to Adjusted EBITDA – fourth quarter of 2017 annualized by 0.2x, and redemption of our Series E Redeemable Preferred Stock. Aggregate net proceeds from the sale, after underwriters’ discount and issuance costs, of $713.3 million consisted of the following:

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

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements. These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the six months ended June 30, 2017, we received contributions from noncontrolling interests of $8.5 million.

Uses of capital

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our visible growth pipeline aggregating 1.7 million RSF of new Class A office/laboratory and tech office space, and future value-creation projects supporting an aggregate of 7.8 million SF of ground-up development in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “Summary of Capital Expenditures,” “Development of New Class A Properties: 2017 Deliveries,” and “Development and Redevelopment of New Class A Properties: 2018 and 2019 Deliveries (Projects Undergoing Construction and Marketing and Pre-Construction Projects)” within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2017 and 2016, of $28.2 million and $25.9 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, aggregating $12.7 million and $6.6 million for the six months ended June 30, 2017 and 2016, respectively. The increase in capitalized payroll and other indirect project costs for the six months ended June 30, 2017, compared to the same period in 2016 was primarily due to 12 new projects with approximately 3.9 million of developable SF that commenced pre-construction activities in 2017. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. When construction activities cease, the asset is transferred out of CIP and classified as rental property. Also, if vertical aboveground construction is not initiated at completion of pre-construction activities, the land parcel is classified as land held for future development. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $4.1 million for the six months ended June 30, 2017.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the six months ended June 30, 2017 and 2016, were $28.8 million and $15.0 million, respectively, of which $6.8 million and $6.4 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during each respective period. The increase in direct leasing costs capitalized during the six months ended June 30, 2017 compared to six months ended June 30, 2016 was due to our increase in leasing activity in 2017. For the six months ended June 30, 2017, we completed 2.4 million RSF of new, renewed and released space with a weighted-average lease term of 7.6 years compared to 1.2 million RSF of leasing activity with a weighted-average lease term of 5.9 years during the six months ended June 30, 2016.

Acquisitions

Refer to “Acquisitions” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 and “Acquisitions” under the “Investments in Real Estate” section within this Item 2 of this report for more information on our acquisitions.

7.00% Series D cumulative convertible preferred stock repurchases

During the six months ended June 30, 2017, we repurchased, in privately negotiated transactions, 501,115 shares of our Series D Convertible Preferred Stock at an aggregate price of $17.9 million, or $35.79 per share. We recognized a preferred stock redemption charge of $5.8 million during the six months ended June 30, 2017, including the write-off of original issuance costs of approximately $391 thousand. During the remainder of 2017, we may seek to repurchase additional shares of our Series D Convertible Preferred Stock, subject to market conditions. To the extent that we repurchase additional shares of our Series D Convertible Preferred Stock, we expect to fund such amounts with the proceeds from issuances of our common stock, subject to market conditions.

6.45% Series E cumulative redeemable preferred stock redemption

In March 2017, we announced the redemption of our Series E Redeemable Preferred Stock. On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share, or an aggregate $130.0 million, plus accrued dividends.

Dividends

During the six months ended June 30, 2017 and 2016, we paid the following dividends (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Common stock dividends	$149,296	$115,589	$33,707
7.00% Series D cumulative convertible preferred stock dividends	2,823	7,894	(5,071)
6.45% Series E cumulative redeemable preferred stock dividends	4,192	4,192	—
	$156,311	$127,675	$28,636

The increase in dividends paid on our common stock for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily due to an increase in number of common shares outstanding at each record date of December 31, 2016 and December 31, 2015, respectively, as a result of common stock issuances under our ATM program, settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $1.66 per common share paid during the six months ended June 30, 2017, from $1.57 per common share paid during the six months ended June 30, 2016. The decrease in dividends paid on our Series D Convertible Preferred Stock was primarily due to the decrease in number of shares outstanding to 3.0 million shares as of June 30, 2017, from 7.6 million shares as of June 30, 2016 due to the repurchases of shares since July 1, 2016.

Contractual obligations and commitments

Contractual obligations as of June 30, 2017, consisted of the following (in thousands):

		Payments by Period
	Total	2017	2018-2019	2020-2021	Thereafter
Secured and unsecured debt (1) (2)	$4,788,367	$1,588	$898,290	$1,167,834	$2,720,655
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	1,050,451	79,315	305,831	247,506	417,799
Estimated interest payments on variable-rate debt (4)	9,904	3,347	6,557	—	—
Ground lease obligations	582,193	6,926	24,008	23,387	527,872
Other obligations	4,003	796	3,107	100	—
Total	$6,434,918	$91,972	$1,237,793	$1,438,827	$3,666,326

(1)	Amounts represent principal amounts due and exclude unamortized debt premiums/discounts and deferred financing costs reflected on the consolidated balance sheets.

(2)	Payment dates reflect any extension options that we control.

(3)
Estimated interest payments on our fixed-rate and hedged variable-rate debt are based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt are based on the interest rates in effect as of June 30, 2017.

Secured notes payable

Secured notes payable as of June 30, 2017, consisted of nine notes secured by 20 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.62%. As of June 30, 2017, the total book values of our investment in real estate securing debt were approximately $2.3 billion. As of June 30, 2017, our secured notes payable, including unamortized discounts and deferred financing cost, were composed of approximately $886.9 million and $240.4 million of fixed-rate/hedged variable-rate debt and variable-rate debt, respectively.

Unsecured senior notes payable, unsecured senior bank term loans, and $1.65 billion unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% unsecured senior notes payable (“2.75% Unsecured Senior Notes”), 4.60% unsecured senior notes payable (“4.60% Unsecured Senior Notes”), 3.90% unsecured senior notes payable (“3.90% Unsecured Senior Notes”), 4.30% unsecured senior notes payable (“4.30% Unsecured Senior Notes”), 3.95% unsecured senior notes payable due in 2027 (“3.95% Unsecured Senior Notes Due in 2027”), 4.50% unsecured senior notes payable (“4.50% Unsecured Senior Notes”), and 3.95% unsecured senior notes payable due in 2028 (“3.95% Unsecured Senior Notes Due in 2028) as of June 30, 2017, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	38%
Secured Debt to Total Assets	Less than or equal to 40%	9%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	6.3x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	264%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our $1.65 billion unsecured senior line of credit and unsecured senior bank term loans as of June 30, 2017, were as follows:

Covenant Ratios (1)	Requirement	Actual
Leverage Ratio	Less than or equal to 60.0%	31.8%
Secured Debt Ratio	Less than or equal to 45.0%	7.4%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.70x
Unsecured Leverage Ratio	Less than or equal to 60.0%	33.5%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	6.34x

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

Estimated interest payments

Estimated interest payments on our fixed-rate and hedged variable-rate debt were calculated based upon contractual interest rates, including estimated interest expense related to interest rate hedge agreements, interest payment dates, and scheduled maturity dates. As of June 30, 2017, approximately 89% of our debt was fixed-rate debt or variable-rate debt subject to interest rate hedge agreements. Refer to Note 9 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements under Item 1 of this report for further information. The remaining 11% of our debt as of June 30, 2017, was unhedged variable-rate debt based primarily on LIBOR. Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of June 30, 2017. Refer to Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information regarding our debt.

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

We have entered into master derivative agreements with each respective counterparty. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our counterparties to address and minimize certain risks associated with our interest rate hedge agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, these agreements are spread among various counterparties. The largest aggregate notional amount in effect at any single point in time with an individual counterparty in our interest rate hedge agreements existing as of June 30, 2017, was $250 million. If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate hedge agreements.

Ground lease obligations

Ground lease obligations as of June 30, 2017, included leases for 27 of our properties, which accounted for approximately 13% of our total number of properties, and one land development parcel. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $9.5 million as of June 30, 2017, our ground lease obligations have remaining lease terms ranging from approximately 36 to 97 years, including extension options.

Commitments

As of June 30, 2017, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $543.5 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We are also committed to funding approximately $143.6 million for certain non-real estate investments over the next several years.

We executed an agreement to purchase a 10% interest in a joint venture with Uber Technologies, Inc. (“Uber”) and the Golden State Warriors. The Golden State Warriors organization owns two land parcels at 1655 and 1715 Third Street in our Mission Bay/SoMa submarket of San Francisco, and is expected to contribute the land to this joint venture. Our initial cash contribution is expected to be in a range from $35 million to $40 million and will be funded at closing of the joint venture in 2018. The joint venture will acquire the land parcels after completion of below-grade improvements to the building foundation and parking garage, and will complete vertical construction of two buildings aggregating 580,000 RSF, which will be leased to Uber.

We have existing office space aggregating 46,356 RSF at 161 First Street/50 Rogers Street in our Alexandria Center at Kendall Square (“ACKS”) campus that we are required to partially convert to multi-family residential space, pursuant to our entitlements for our ACKS campus. Pursuant to these requirements, we expect to begin construction of the conversion to multi-family residential in the first half of 2018.

In addition, we have letters of credit and performance obligations aggregating $39.5 million primarily related to our agreement to purchase a 10% interest in a joint venture with Uber and the Golden State Warriors.

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

Critical accounting policies

Refer to our annual report on Form 10‑K for the year ended December 31, 2016, for a discussion of our critical accounting policies, which include investments in real estate and properties classified as held for sale, impairment of long-lived assets, capitalization of costs, accounting for investments, interest rate hedge agreements, recognition of rental revenue and tenant recoveries, and monitoring of tenant credit quality. There were no significant changes to these policies during the six months ended June 30, 2017.

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

Funds from operations and funds from operations, as adjusted (attributable to Alexandria Real Estate Equities, Inc.’s common stockholders)

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the NAREIT Board of Governors established the measurement tool of funds from operations. Since its introduction, funds from operations has become a widely used non-GAAP financial measure among equity REITs. We believe that funds from operations is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that funds from operations, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences recognized because of investment and disposition decisions, financing decisions, capital structures, and capital market transactions. We compute funds from operations in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance (the “NAREIT White Paper”). The NAREIT White Paper defines funds from operations as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels, and impairments of depreciable real estate (excluding land parcels) plus real estate-related depreciation and amortization, and after adjustments for our share of consolidated and unconsolidated partnerships and real estate joint ventures. Impairments represent the write-down of assets when fair value over the recoverability period is less than the carrying value due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.

We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the NAREIT White Paper less/plus significant gains/losses on the sale of investments, plus losses on early extinguishment of debt, preferred stock redemption charges, impairments of non-depreciable real estate, impairments of non-real estate investments, and deal costs, and the amount of such items that is allocable to our unvested restricted stock awards. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

The following table presents a reconciliation of amounts (in thousands and per share) of net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure calculated and presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted. Amounts (per share) allocable to unvested restricted stock awards are insignificant and are not presented separately within the table below. Per share amounts may not add due to rounding.

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2017		2016	2017	2016
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$31,630		$(127,648)	$57,291	$(131,466)
Depreciation and amortization	104,098		70,169	201,281	141,035
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(3,735)		(2,226)	(7,377)	(4,527)
Our share of depreciation and amortization from unconsolidated real estate JVs	324		651	736	1,394
Gain on sales of real estate – rental properties	—		—	(270)	—
Gain on sales of real estate – land parcels	(111)		—	(111)	—
Impairment of real estate – rental properties	203		88,395	203	88,395
Allocation to unvested restricted stock awards	(685)		—	(1,245)	—
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted (1)	131,724		29,341	250,508	94,831
Non-real estate investment income	—		(4,361)	—	(4,361)
Impairment of land parcels and non-real estate investments	4,491	(2)	67,162	4,491	96,142
Loss on early extinguishment of debt	—		—	670	—
Preferred stock redemption charge	—		9,473	11,279	12,519
Allocation to unvested restricted stock awards	(58)		(530)	(209)	(969)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$136,157		$101,085	$266,739	$198,162

(per share)	Three Months Ended June 30,			Six Months Ended June 30,
	2017		2016	2017	2016
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$0.35		$(1.72)	$0.64	$(1.79)
Depreciation and amortization	1.10		0.92	2.16	1.88
Impairment of real estate – rental properties	—		1.19	—	1.20
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted (1)	1.45		0.39	2.80	1.29
Non-real estate investment income	—		(0.06)	—	(0.06)
Impairment of land parcels and non-real estate investments	0.05	(2)	0.90	0.05	1.30
Loss on early extinguishment of debt	—		—	0.01	—
Preferred stock redemption charge	—		0.13	0.12	0.17
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.50		$1.36	$2.98	$2.70

Weighted-average shares of common stock outstanding for calculating funds from operations per share and funds from operations, as adjusted, per share – diluted	90,745		74,319	89,479	73,452

(1)	Calculated in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance.

(2)	Primarily related to two non-real estate investments.

Adjusted EBITDA and Adjusted EBITDA margins

We use Adjusted EBITDA as a supplemental performance measure of our core operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments. We believe Adjusted EBITDA provides investors relevant and useful information because it allows investors to view income from our operations on an unleveraged basis before the effects of interest, taxes, depreciation and amortization, stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments.

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

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017		2016	2017		2016
Net income (loss)	$41,496		$(108,116)	$89,051		$(98,150)
Interest expense	31,748		25,025	61,532		49,880
Income taxes	1,333		924	2,100		2,019
Depreciation and amortization	104,098		70,169	201,281		141,035
Stock compensation expense	5,504		6,117	10,756		11,556
Loss on early extinguishment of debt	—		—	670		—
Gain on sales of real estate – rental properties	—		—	(270)		—
Gain on sales of real estate – land parcels	(111)		—	(111)		—
Impairment of real estate and non-real estate investments	4,694		156,143	4,694		185,123
Adjusted EBITDA	$188,762		$150,262	$369,703		$291,463

Revenues	$277,550	(1)	$226,076	$548,427	(1)	$442,165

Adjusted EBITDA Margins	68%		66%	67%		66%

(1)
Excludes impairment charges aggregating $4.5 million, primarily related to two non-real estate investments. We believe excluding impairment of non-real estate investments improves the consistency and comparability of the Adjusted EBITDA margins from period to period.

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental amount in effect as of the end of the period, related to our operating RSF (using rental revenue, including straight-line rent adjustments). Annual rental revenue and measures computed using annual rental revenue are presented at 100% for all properties under our management, including properties held by our consolidated and unconsolidated real estate joint ventures. As of June 30, 2017, approximately 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses are classified in tenant recoveries in our consolidated statements of income.

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

Class A properties and AAA locations

Class A properties are properties clustered in AAA locations that provide innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Class A properties generally command higher annual rental rates than other classes of similar properties.

AAA locations are in close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space.

Fixed-charge coverage ratio

Fixed-charge coverage ratio is a non-GAAP financial measure representing the ratio of Adjusted EBITDA to fixed charges. We believe this ratio is useful to investors as a supplemental measure of our ability to satisfy fixed financing obligations and preferred stock dividends. Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and amortization of debt premiums (discounts). The fixed-charge coverage ratio calculation below is not directly comparable to the computation of ratio of earnings to fixed charges as defined in Item 503(d) of Regulation S-K and to the computation of “Consolidated Ratio of Earnings to Fixed Charges and Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this quarterly report on Form 10‑Q.

The following table presents a reconciliation of interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA	$188,762	$150,262	$369,703	$291,463

Interest expense	$31,748	$25,025	61,532	49,880
Capitalized interest	15,069	13,788	28,233	25,887
Amortization of loan fees	(2,843)	(2,953)	(5,738)	(5,712)
Amortization of debt premiums	625	26	1,221	112
Cash interest	44,599	35,886	85,248	70,167
Dividends on preferred stock	1,278	5,474	5,062	11,381
Fixed charges	$45,877	$41,360	$90,310	$81,548

Fixed-charge coverage ratio:
– period annualized	4.1x	3.6x	4.1x	3.6x
– trailing 12 months	3.9x	3.6x	3.9x	3.6x

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in world-class collaborative life science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable space that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

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

Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding the commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Ultimately, these projects will provide high-quality facilities and are expected to generate significant revenue and cash flows.

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

Joint venture financial information

We present components of balance sheet and operating results information related to our joint ventures, which are not in accordance with or intended to be presentations in accordance with, GAAP. We present the proportionate share of certain financial line items as follows: (i) for each real estate joint venture that we consolidate in our financial statements, but of which we own less than 100%, we apply the noncontrolling interest economic ownership percentage to each financial item to arrive at the amount of such noncontrolling interest share of each component presented; and (ii) for each real estate joint venture that we do not control, and do not consolidate, we apply our economic ownership percentage to each financial item to arrive at our proportionate share of each component presented.

The components of balance sheet and operating results information related to joint ventures do not represent our legal claim to those items. The joint venture agreement for each entity that we do not wholly own generally determines what equity holders can receive upon capital events, such as sales or refinancing, or in the event of a liquidation. Equity holders are normally entitled to their respective legal ownership of any residual cash from a joint venture only after all liabilities, priority distributions, and claims have been repaid or satisfied.

We believe this information can help investors estimate the balance sheet and operating results information related to partially owned entities. Presenting this information provides a perspective not immediately available from consolidated financial statements and one that can supplement an understanding of joint venture assets, liabilities, revenues, and expenses included in our consolidated results.

The components of balance sheet and operating results information related to joint ventures are limited as an analytical tool, as the overall economic ownership interest does not represent our legal claim to each of our joint ventures’ assets, liabilities, or results of operations. In addition, joint venture financial information may include financial information related to the unconsolidated real estate joint ventures that we do not control. We believe that in order to facilitate a clear understanding of our operating results and our total assets and liabilities, joint venture financial information should be examined in conjunction with our consolidated statements of income and balance sheets. Joint venture financial information should not be considered an alternative to our consolidated financial statements, which are prepared in accordance with GAAP.

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

The following table reconciles debt to net debt, and to net debt and preferred stock, and computes the ratio of each to Adjusted EBITDA as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
Secured notes payable	$1,127,348		$1,011,292
Unsecured senior notes payable	2,800,398		2,378,262
Unsecured senior line of credit	300,000		28,000
Unsecured senior bank term loans	547,639		746,471
Unamortized deferred financing costs	29,710		29,917
Cash and cash equivalents	(124,877)		(125,032)
Restricted cash	(20,002)		(16,334)
Net debt	$4,660,216		$4,052,576

Net debt	$4,660,216		$4,052,576
7.00% Series D cumulative convertible preferred stock	74,386		86,914
6.45% Series E cumulative redeemable preferred stock	—		130,000
Net debt and preferred stock	$4,734,602		$4,269,490

Adjusted EBITDA:
– quarter annualized	$755,048		$662,836
– trailing 12 months	$689,079		$610,839

Net debt to Adjusted EBITDA:
– quarter annualized	6.2	x	6.1	x
– trailing 12 months	6.8	x	6.6	x
Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	6.3	x	6.4	x
– trailing 12 months	6.9	x	7.0	x

Net operating income

The following table reconciles net income to total net operating income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017		2016	2017		2016
Net income (loss)	$41,496	(1)	$(108,116)	$89,051	(1)	$(98,150)

Equity in (earnings) losses of unconsolidated real estate joint ventures	(589)		146	(950)		543
General and administrative expenses	19,234		15,384	38,463		30,572
Interest expense	31,748		25,025	61,532		49,880
Depreciation and amortization	104,098		70,169	201,281		141,035
Impairment of real estate	203		156,143	203		185,123
Loss on early extinguishment of debt	—		—	670		—
Gain on sales of real estate – rental properties	—		—	(270)		—
Gain on sales of real estate – land parcels	(111)		—	(111)		—
Net operating income	$196,079		$158,751	$389,869		$309,003

(1)	Includes impairment charges aggregating $4.5 million primarily related to two non-real estate investments.

Net operating income is a non-GAAP financial measure calculated as net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings (losses) of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, gain or loss on early extinguishment of debt, and gain or loss on sales of real estate. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for evaluating the operating performance of our real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease revenue adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates the timing differences between the recognition of revenue in accordance with GAAP and the receipt of payments reflected in our consolidated results.

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

Same Property comparisons

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development or redevelopment properties recently placed into service, the consolidated total rental revenues, tenant recoveries, and rental operating expenses in our operating results can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given period, we analyze the operating performance for all properties that were fully operating for the entirety of the comparative periods presented, referred to as Same Properties. These properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable period presented, properties that underwent development or redevelopment at any time during the comparative periods, and corporate entities (legal entities performing general and administrative functions), which are excluded from Same Property results. Additionally, rental revenues from lease termination fees, if any, are excluded from the results of Same Properties.

The following table reconciles the number of Same Properties to total properties for the six months ended June 30, 2017:

Development – under construction	Properties
100 Binney Street	1
510 Townsend Street	1
505 Brannan Street	1
ARE Spectrum	3
213 East Grand Avenue	1
400 Dexter Avenue North	1
8
Development – placed into service after January 1, 2016	Properties
50 and 60 Binney Street	2
430 East 29th Street	1
5200 Illumina Way, Building 6	1
4796 Executive Drive	1
360 Longwood Avenue (unconsolidated real estate joint venture)	1
1455 and 1515 Third Street	2
8
Redevelopment – under construction	Properties
9625 Towne Centre Drive	1
5 Laboratory Drive	1
2

Redevelopment – placed into service after January 1, 2016	Properties
10151 Barnes Canyon Road	1
11 Hurley Street	1
10290 Campus Point Drive	1
3
Acquisitions after January 1, 2016	Properties
Torrey Ridge Science Center	3
Alexandria Center® at One Kendall Square	9
88 Bluxome Street	1
960 Industrial Road	1
1450 Page Mill Road	1
15

Total properties excluded from Same Properties	36
Same Properties	166
Total properties in North America as of June 30, 2017	202

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

Unencumbered net operating income as a percentage of total net operating income

Unencumbered net operating income as a percentage of total net operating income is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets, as it reflects those income and expense items that are incurred at the unencumbered property level. We use unencumbered net operating income as a percentage of total net operating income as a measure of our ability to obtain secured debt financing. Unencumbered net operating income is derived from assets classified in continuing operations, which are not subject to any mortgage, deed of trust, lien, or other security interest, as of the period for which income is presented.

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unencumbered net operating income	$158,072	$138,283	$315,463	$262,084
Encumbered net operating income	38,007	20,468	74,406	46,919
Total net operating income	$196,079	$158,751	$389,869	$309,003
Unencumbered net operating income as a percentage of total net operating income	81%	87%	81%	85%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate hedge agreements are intended to reduce the effects of interest rate fluctuations. The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured construction loans, after considering the effect of our interest rate hedge agreements, secured debt, and unsecured senior notes payable as of June 30, 2017 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(3,171)
Rate decrease of 1%	$3,171

Effect on fair value of total consolidated debt and interest rate hedge agreements:
Rate increase of 1%	$(215,248)
Rate decrease of 1%	$231,747

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in existence on June 30, 2017. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities. We classify investments in publicly traded companies as available-for-sale and consequently recognize them in the consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of June 30, 2017 (in thousands):

Equity price risk:
Fair value increase of 10%	$42,492
Fair value decrease of 10%	$(42,492)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the respective local currencies. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity. Gains or losses will be reflected in our consolidated statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings, and the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of June 30, 2017 (in thousands):

Effect of potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$(64)
Rate decrease of 10%	$64

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$11,843
Rate decrease of 10%	$(11,843)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the six months ended June 30, 2017 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2017, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10‑Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2016. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, dated May 10, 2017	Form 8-K	May 12, 2017
3.4*	Bylaws of the Company (as amended May 7, 2015)	Form 8-K	May 11, 2015
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, dated May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
4.1*	Specimen certificate representing shares of common stock	Form 10-Q	May 5, 2011
4.2*	Specimen certificate representing shares of 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
4.3*	Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K	February 29, 2012
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
		Form 8-K	June 7, 2013
4.8*	Form of 3.90% Senior Note due 2023 (included in Exhibit 4.7 above)	Form 8-K	June 7, 2013

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
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
101
The following materials from the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (unaudited), (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the three and six months ended June 30, 2017 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)
		N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2017.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)