Form 10-Q
period 2017-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2017-10-31
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 16, 2017, 95,717,826 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Investments in real estate	$10,046,521	$9,077,972
Investments in unconsolidated real estate joint ventures	33,692	50,221
Cash and cash equivalents	118,562	125,032
Restricted cash	27,713	16,334
Tenant receivables	9,899	9,744
Deferred rent	402,353	335,974
Deferred leasing costs	208,265	195,937
Investments	485,262	342,477
Other assets	213,056	201,197
Total assets	$11,545,323	$10,354,888

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$1,153,890	$1,011,292
Unsecured senior notes payable	2,801,290	2,378,262
Unsecured senior line of credit	314,000	28,000
Unsecured senior bank term loans	547,860	746,471
Accounts payable, accrued expenses, and tenant security deposits	740,070	731,671
Dividends payable	83,402	76,914
Total liabilities	5,640,512	4,972,610

Commitments and contingencies

Redeemable noncontrolling interests	11,418	11,307

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock	74,386	86,914
6.45% Series E cumulative redeemable preferred stock	—	130,000
Common stock	943	877
Additional paid-in capital	5,287,777	4,672,650
Accumulated other comprehensive income	43,864	5,355
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	5,406,970	4,895,796
Noncontrolling interests	486,423	475,175
Total equity	5,893,393	5,370,971
Total liabilities, noncontrolling interests, and equity	$11,545,323	$10,354,888

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental	$216,021	$166,591	$635,156	$486,505
Tenant recoveries	67,058	58,681	188,874	165,385
Other income	2,291	5,107	5,276	20,654
Total revenues	285,370	230,379	829,306	672,544

Expenses:
Rental operations	83,469	72,002	237,536	205,164
General and administrative	17,636	15,854	56,099	46,426
Interest	31,031	25,850	92,563	75,730
Depreciation and amortization	107,788	77,133	309,069	218,168
Impairment of real estate	—	8,114	203	193,237
Loss on early extinguishment of debt	—	3,230	670	3,230
Total expenses	239,924	202,183	696,140	741,955

Equity in earnings (losses) of unconsolidated real estate joint ventures	14,100	273	15,050	(270)
Gain on sales of real estate – rental properties	—	—	270	—
Gain on sales of real estate – land parcels	—	90	111	90
Net income (loss)	59,546	28,559	148,597	(69,591)
Net income attributable to noncontrolling interests	(5,773)	(4,084)	(18,892)	(11,614)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	53,773	24,475	129,705	(81,205)
Dividends on preferred stock	(1,302)	(5,007)	(6,364)	(16,388)
Preferred stock redemption charge	—	(13,095)	(11,279)	(25,614)
Net income attributable to unvested restricted stock awards	(1,198)	(921)	(3,498)	(2,807)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$51,273	$5,452	$108,564	$(126,014)

Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$0.55	$0.07	$1.20	$(1.69)

Dividends declared per share of common stock	$0.86	$0.80	$2.55	$2.40

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$59,546	$28,559	$148,597	$(69,591)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	17,018	(38,621)	23,414	(70,055)
Reclassification adjustment for (gains) losses included in net income (loss)	—	(8,540)	2,482	(18,627)
Unrealized gains (losses) on available-for-sale equity securities, net	17,018	(47,161)	25,896	(88,682)

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	145	2,982	812	(7,655)
Reclassification adjustment for amortization of interest expense included in net income (loss)	198	1,702	1,810	3,725
Unrealized gains (losses) on interest rate hedge agreements, net	343	4,684	2,622	(3,930)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	3,836	(1,322)	7,592	842
Reclassification adjustment for cumulative foreign currency translation losses included in net income (loss) upon sale or liquidation	—	3,779	2,421	10,807
Unrealized gains on foreign currency translation, net	3,836	2,457	10,013	11,649

Total other comprehensive income (loss)	21,197	(40,020)	38,531	(80,963)
Comprehensive income (loss)	80,743	(11,461)	187,128	(150,554)
Less: comprehensive income attributable to noncontrolling interests	(5,783)	(4,081)	(18,914)	(11,587)
Comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$74,960	$(15,542)	$168,214	$(162,141)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	6.45% Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2016	$86,914	$130,000	87,665,880	$877	$4,672,650	$—	$5,355	$475,175	$5,370,971	$11,307
Net income	—	—	—	—	—	129,705	—	18,139	147,844	753
Total other comprehensive income	—	—	—	—	—	—	38,509	22	38,531	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(16,790)	(16,790)	(642)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9,877	9,877	—
Issuances of common stock	—	—	6,249,309	62	705,329	—	—	—	705,391	—
Issuances pursuant to stock plan	—	—	409,360	4	30,638	—	—	—	30,642	—
Repurchase of 7.00% Series D preferred stock	(12,528)	—	—	—	391	(5,797)	—	—	(17,934)	—
Redemption of 6.45% Series E preferred stock	—	(130,000)	—	—	5,132	(5,482)	—	—	(130,350)	—
Dividends declared on common stock	—	—	—	—	—	(238,425)	—	—	(238,425)	—
Dividends declared on preferred stock	—	—	—	—	—	(6,364)	—	—	(6,364)	—
Distributions in excess of earnings	—	—	—	—	(126,363)	126,363	—	—	—	—
Balance as of September 30, 2017	$74,386	$—	94,324,549	$943	$5,287,777	$—	$43,864	$486,423	$5,893,393	$11,418

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income (loss)	$148,597	$(69,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	309,069	218,168
Loss on early extinguishment of debt	670	3,230
Gain on sales of real estate – rental properties	(270)	—
Impairment of real estate	203	193,237
Gain on sales of real estate – land parcels	(111)	(90)
Equity in (earnings) losses of unconsolidated real estate joint ventures	(15,050)	270
Distributions of earnings from unconsolidated real estate joint ventures	249	286
Amortization of loan fees	8,578	8,792
Amortization of debt premiums	(1,873)	(117)
Amortization of acquired below-market leases	(14,908)	(2,905)
Deferred rent	(74,362)	(30,679)
Stock compensation expense	18,649	19,007
Investment gains	(8,425)	(28,721)
Investment losses	6,418	10,670
Changes in operating assets and liabilities:
Restricted cash	(912)	(278)
Tenant receivables	(224)	843
Deferred leasing costs	(39,925)	(21,621)
Other assets	(10,662)	(14,813)
Accounts payable, accrued expenses, and tenant security deposits	30,619	6,163
Net cash provided by operating activities	356,330	291,851

Investing Activities
Proceeds from sales of real estate	4,263	27,332
Additions to real estate	(660,877)	(638,568)
Purchases of real estate	(590,884)	(18,108)
Deposits for investing activities	4,700	(54,998)
Investments in unconsolidated real estate joint ventures	(248)	(6,924)
Return of capital from unconsolidated real estate joint ventures	38,576	—
Additions to investments	(128,190)	(68,384)
Sales of investments	18,896	35,295
Repayment of notes receivable	—	9,054
Net cash used in investing activities	$(1,313,764)	$(715,301)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2017	2016
Financing Activities
Borrowings from secured notes payable	$145,272	$215,330
Repayments of borrowings from secured notes payable	(2,882)	(234,096)
Proceeds from issuance of unsecured senior notes payable	424,384	348,604
Borrowings from unsecured senior line of credit	2,634,000	2,349,000
Repayments of borrowings from unsecured senior line of credit	(2,348,000)	(2,084,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	(200,000)
Change in restricted cash related to financing activities	(10,467)	7,742
Payment of loan fees	(4,343)	(16,499)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(17,934)	(98,633)
Redemption of 6.45% Series E cumulative redeemable preferred stock	(130,350)	—
Proceeds from the issuance of common stock	705,391	367,802
Dividends on common stock	(229,814)	(177,966)
Dividends on preferred stock	(8,317)	(17,487)
Financing costs paid for sale of noncontrolling interests	—	(8,093)
Contributions from and sale of noncontrolling interests	9,877	68,621
Distributions to and purchase of noncontrolling interests	(17,432)	(62,605)
Net cash provided by financing activities	949,385	457,720

Effect of foreign exchange rate changes on cash and cash equivalents	1,579	(1,440)

Net (decrease) increase in cash and cash equivalents	(6,470)	32,830
Cash and cash equivalents as of the beginning of period	125,032	125,098
Cash and cash equivalents as of the end of period	$118,562	$157,928

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$86,232	$58,820

Non-Cash Investing Activities:
Change in accrued construction	$(38,767)	$23,023
Contribution of real estate to an unconsolidated real estate joint venture	$6,998	$—

Non-Cash Financing Activities:
Redemption of redeemable noncontrolling interests	$—	$(5,000)

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

2.	Summary of significant accounting policies

Consolidation

On an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly owned by us in accordance with the consolidation guidance. Our evaluation considers all of our variable interests, including equity ownership, as well as fees paid to us for our involvement in the management of each partially owned entity. To fall within the scope of the consolidation guidance, an entity must meet both of the following criteria:

•
The entity has a legal structure that has been established to conduct business activities and to hold assets; such entity can be in the form of a partnership, limited liability company, or corporation, among others; and

•
We have a variable interest in the legal entity – i.e., variable interests that are contractual, such as equity ownership, or other financial interests that change with changes in the fair value of the entity’s net assets.

If an entity does not meet both criteria above, we apply other accounting literature, such as the cost or equity method of accounting. If an entity does meet both criteria above, we evaluate such entity for consolidation under either the variable interest model, if the legal entity meets any of the following characteristics to qualify as a VIE, or under the voting model for all other legal entities that are not VIEs.

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

Once we consider the sufficiency of equity and voting rights of each legal entity, we then evaluate the characteristics of the equity holders’ interests, as a group, to see if they qualify as controlling financial interests. Our real estate joint ventures consist of limited partnerships or limited liability companies. For an entity structured as a limited partnership or a limited liability company, our evaluation of whether the equity holders (equity partners other than us in each of our joint ventures) lack the characteristics of a controlling financial interest includes the evaluation of whether the limited partners or non-managing members (the noncontrolling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

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

Variable interest model

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

Evaluation of business combination or asset acquisition

We evaluate each acquisition of real estate or in-substance real estate (including equity interests in entities that predominantly hold real estate assets) to determine whether the integrated set of assets and activities acquired meet the definition of a business and need to be accounted as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

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

If a real estate property is acquired with an in-place lease that contains a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term, we evaluate factors, such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease its space during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine there is reasonable assurance that such bargain renewal option will be exercised, we consider the option in determining the intangible value of such lease and its related amortization period. The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions, that may affect the property.

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

International operations

In addition to operating properties in the U.S., we have operating properties in Canada and China. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income as a separate component of total equity.

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

We periodically assess our investments in available-for-sale equity securities and privately held companies accounted for under the cost method for other-than-temporary impairment. We monitor each of our investments throughout the year for new developments, including operating results, results of clinical trials, capital-raising events, and merger and acquisition activities. Individual investments are evaluated for impairment when changes in conditions may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements. If an unrealized loss related to an available-for-sale equity security is determined to be other-than-temporary, such unrealized loss is reclassified from other comprehensive income into current earnings. For a cost method investment, if a decline in the fair value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a charge to current earnings. If there are no identified events or changes in circumstances that might have an adverse effect on our cost method investments, we do not estimate the investment’s fair value. Refer to Note 5 – “Investments” to these unaudited consolidated financial statements for further information.

Recognition of rental income and tenant recoveries

Rental revenue from operating leases is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as rental revenue in our consolidated statements of income, and amounts expected to be received in later years as deferred rent in the accompanying consolidated balance sheets. Amounts received currently but recognized as revenue in future years are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

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

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

Tenant receivables consist primarily of amounts due for contractual lease payments, reimbursements of common area maintenance expenses, property taxes, and other expenses recoverable from tenants. Tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent. As of September 30, 2017, and December 31, 2016, no allowance for uncollectible tenant receivables and deferred rent was deemed necessary.

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

Recent accounting pronouncements

Definition of a business

On October 1, 2016, we adopted an ASU issued by the FASB in January 2017, which clarified the definition of a business. Refer to “Investments in Real Estate and Properties Classified as Held for Sale” above for additional information.

Employee share-based payments

On January 1, 2017, we adopted an ASU issued by the FASB in March 2016, which simplifies several aspects of employee share-based payment accounting, including the accounting for forfeitures. The ASU allows an entity to make an accounting policy election either to continue to estimate the total number of awards that are expected to vest (the method used prior to January 1, 2017) or to account for forfeitures when they occur. This entity-wide accounting policy election only applies to service conditions; for performance conditions, the entity continues to assess the probability that such conditions will be achieved. If an entity elects to account for forfeitures when they occur, all nonforfeitable dividends paid on share-based payment awards are initially charged to retained earnings and reclassified to compensation cost only when forfeitures of the underlying awards occur. We elected to account for forfeitures when they occur and applied this ASU on a modified retrospective basis resulting in a cumulative-effect adjustment aggregating approximately $368 thousand, which was recorded as a decrease to retained earnings and an increase to additional paid-in capital upon adoption of the ASU on January 1, 2017.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting, revenue recognition, and financial instruments

In February 2016, the FASB issued an ASU that sets out new lease accounting standards for both lessees and lessors. In May 2014, the FASB issued an ASU that will require a new model for recognition of revenue arising from contracts with customers, as well as recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. In January 2016, the FASB issued an ASU that amended the accounting for equity investments. These three ASUs will update the current accounting standards for all of our revenues with the exception of revenues subject to other accounting standards as noted in the table below. Our revenues and gains on sales of real estate for the nine months ended September 30, 2017, and the related effective date for adoption of new ASUs, consisted of the following (in thousands):

	Date of ASU Adoption	Nine Months Ended September 30, 2017
Revenues subject to the new lease ASU:
Rental revenues	1/1/19	$604,570
Tenant recoveries (1)	1/1/19	188,874
			$793,444

Revenues subject to the new revenue recognition ASU:
Parking and other revenues	1/1/18		32,323

Revenues not subject to the new lease or revenue recognition ASUs:
Investment income subject to the new financial instruments ASU	1/1/18	$2,007
Interest and other income within the scope of other existing accounting standards	N/A	1,532
			3,539

Total revenues			$829,306

Gains on sales of real estate subject to the new revenue recognition ASU	1/1/18		$381

(1)	Includes a portion of tenant recoveries that is subject to the new revenue recognition ASU upon adoption of the new lease ASU on January 1, 2019. See further discussion below.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting

In February 2016, the FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The ASU is effective for us no later than January 1, 2019, with early adoption permitted. The ASU requires us to identify lease and nonlease components of a lease agreement. This ASU will govern the recognition of revenue for lease components. Revenue related to nonlease components under our lease agreements will be subject to the new revenue recognition standard effective upon adoption of the new lease accounting standard. We expect to adopt the new lease accounting standard on January 1, 2019.

The lease ASU requires the use of the modified retrospective transition method and does not allow for a full retrospective approach. Under the modified retrospective method, an entity will apply the standard to all leases that exist at, or commence after, the beginning of the earliest comparative period presented in the financial statements, with a cumulative adjustment to the opening balance of retained earnings for the effect of applying the standard at the date of initial application. In addition, an entity may elect a practical expedient package, which allows the following:

•	An entity need not reassess whether any expired or existing contracts are or contain leases;

•	An entity need not reassess the lease classification for any expired or existing leases; and

•	An entity need not reassess initial direct costs for any existing leases.

These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. The FASB has also tentatively noted in Board meeting minutes of May 2017 that lessors that adopt this package of practical expedients are not expected to reassess expired or existing leases at the date of adoption in order to bifurcate lease and nonlease components under the new lease ASU.

Lessor accounting

We recognized revenue from our lease agreements aggregating $793.4 million for the nine months ended September 30, 2017. This revenue consisted primarily of rental revenue and tenant recoveries aggregating $604.6 million and $188.9 million, respectively.

Under current accounting standards, we recognize rental revenue from our operating leases on a straight-line basis over the respective lease terms. We commence recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property. We recognize rental revenue from direct financing leases over the lease term using the effective interest rate method.

Under the new lease ASU, each lease agreement will be evaluated to identify the lease components and nonlease components within each lease agreement. The total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative standalone selling prices. Lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance for operating leases (straight-line basis) and direct financing leases (effective interest rate method).

Under current accounting standards, tenant recoveries related to payments of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses, are considered lease components. We recognize these tenant recoveries as revenue when services are rendered in an amount equal to the related operating expenses incurred that are recoverable under the terms of the applicable lease.

We have not completed our analysis of this ASU but expect that our tenant recoveries will be separated into lease and nonlease components. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, insurance), will be accounted for under the new lease ASU. Tenant recoveries that qualify as nonlease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries related to payments for maintenance activities and common area expenses, will be accounted for under the new revenue recognition ASU upon adoption of the new lease ASU on January 1, 2019.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting (continued)

Tenant recoveries that are categorized as lease components will generally be variable consideration. Tenant recoveries that are categorized as nonlease components will be recognized at a point in time or over time based on the pattern of transfer of the underlying goods or services to our tenants.

Costs to execute leases

The new ASU will require that lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this ASU, allocated payroll costs and other costs such as legal costs incurred as part of the leasing process prior to the execution of a lease will no longer qualify for classification as initial direct costs but will instead be expensed as incurred. During the nine months ended September 30, 2017, we capitalized $18.4 million of such costs. Under the new ASU, these costs will be expensed as incurred.

Lessee accounting

Under the new lease ASU, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.

The ASU requires the recognition of a right-of-use asset and a related liability to account for our future obligations under our ground lease arrangements for which we are the lessee. For the nine months ended September 30, 2017, we recognized rent expense, included in rental operations expense, aggregating $9.4 million under these ground leases. As of September 30, 2017, the remaining contractual payments under our ground lease agreements for which we are the lessee aggregated $584.0 million. All of our existing ground leases for which we are the lessee are currently classified as operating leases, and therefore, we will have the option, under the practical expedients provided by the lease ASU, to continue to classify these leases as operating leases upon adoption of the ASU. We are still evaluating the impact to our consolidated financial statements from the initial recognition of each lease liability upon adoption and the pattern of recognition of ground lease expense subsequent to adoption.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Revenue recognition

In May 2014, the FASB issued an ASU on recognition of revenue arising from contracts with customers, as well as recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers, and subsequently, it issued additional guidance that further clarified the ASU. The revenue recognition ASU has implications for all revenues, excluding those that are under the specific scope of other accounting standards, such as revenue associated with leases (described above) and financial instruments (described below). Our revenues and gains for the nine months ended September 30, 2017, which will become subject to the revenue recognition ASU upon adoption on January 1, 2018, were as follows (in thousands):

Nine Months Ended September 30, 2017
Parking and other revenue	$32,323
Gain on sales of real estate	$381

The core principle underlying the revenue recognition ASU is that an entity will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in such exchange. This will require entities to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

A customer is distinguished from a noncustomer by the nature of the goods or services that are transferred. Customers are provided with goods or services that are generated by a company’s ordinary output activities, whereas noncustomers are provided with nonfinancial assets that are outside of a company’s ordinary output activities. This distinction may not significantly change the pattern of income recognition, but will determine whether that income is classified as revenue (contracts with customers) or other gains/losses (contracts with noncustomers) in our consolidated income statement.

The ASU will require the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation.

An entity will also be required to determine if it controls the goods or services prior to the transfer to the customer in order to determine if it should account for the arrangement as a principal or agent. Principal arrangements, where the entity controls the goods or services provided, will result in the recognition of the gross amount of consideration expected in the exchange. Agent arrangements, where the entity simply arranges but doesn’t control the goods or services being transferred to the customer, will result in the recognition of the net amount the entity is entitled to retain in the exchange.

The ASU is effective for us on January 1, 2018. Entities can use either a full retrospective or modified retrospective method to adopt the ASU. Under the full retrospective method, all periods presented will be restated upon adoption to conform to the new standard and a cumulative adjustment for effects on periods prior to 2016 will be recorded to retained earnings as of January 1, 2016. Under the modified retrospective approach, prior periods are not restated to conform to the new standard. Instead, a cumulative adjustment for effects of applying the new standard to periods prior to 2018 is recorded to retained earnings as of January 1, 2018. Additionally, incremental disclosures are required to present the 2018 revenues under the prior standard. Under the modified retrospective method, an entity may also elect to apply the standard to either (i) all contracts as of January 1, 2018, or (ii) only to contracts that are not completed as of January 1, 2018.

We continue to review the impact that the new standard will have on our consolidated financial statements and our disclosures. We continue to implement changes to our accounting policies, business processes, and internal controls to support the new accounting and disclosure requirements. We expect to complete our assessment and implementation by December 31, 2017.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Revenue recognition (continued)

Revenue within the scope of the new revenue recognition ASU

Parking

Parking and other revenue aggregated $32.3 million for the nine months ended September 30, 2017. These revenues consist primarily of short term rental revenues that are not considered lease revenue. These revenues will be accounted under the new revenue recognition ASU effective January 1, 2018. Under current accounting standards, we recognize parking when the amounts are fixed or determinable, collectability is reasonably assured, and services have been rendered. Under the new revenue recognition ASU, the recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. These services are normally provided at a point in time, therefore revenue recognition under the new revenue recognition ASU is expected to be similar to the recognition pattern under existing accounting standards.

Sales of real estate

During the nine months ended September 30, 2017, we sold real estate for contractual sales prices aggregating $10.9 million, which resulted in an aggregate gain of $381 thousand. Our ordinary output activities consist of leasing space to our tenants in our operating properties, not the sale of real estate. Therefore, sales of real estate qualify as contracts with non-customers.

The amount and timing of recognition of gain or loss on those sales may differ significantly under the new standards. The current standards focus on whether the seller retains substantial risks or rewards of ownership as a result of its continuing involvement with the sold property.

Under the new standard, which includes guidance on recognition of gains and losses arising from the derecognition of nonfinancial assets in a transaction with noncustomers, the derecognition model is based on the transfer of control. If a real estate sale contract includes ongoing involvement by the seller with the property, the seller must evaluate each promised good or service under the contract to determine whether it represents a separate performance obligation, constitutes a guarantee, or prevents the transfer of control. If a good or service is considered a separate performance obligation, an allocated portion of the transaction price should be recognized as revenue as the entity transfers the related good or service to the buyer.

Under the current standards, a partial sale of real estate in which the seller retains a noncontrolling interest results in the recognition of a gain or loss related to the interest sold.

Under the new standards, a partial sale of real estate in which the seller retains a noncontrolling interest will result in recognition by the seller of a gain or loss as if 100% of the real estate was sold. Conversely, under the new standards, a partial sale of real estate in which the seller retains a controlling interest will result in the seller’s continuing to reflect the asset at its current book value, recording a noncontrolling interest for the book value of the partial interest sold, and recognizing additional paid-in capital for the difference between the consideration received and the partial interest at book value, consistent with the current accounting standards.

Tenant recoveries

As previously noted above in the lease accounting section, certain tenant recoveries may be subject to the new revenue recognition ASU upon our adoption of the lease ASU, no later than January 1, 2019.

Revenue within the scope of guidance other than revenue recognition or lease accounting

Interest and investment income fall outside the scope of the new revenue recognition and lease accounting standards. Investment income is subject to a recently issued accounting pronouncement on financial instruments related to the accounting for equity investments.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Financial instruments

In January 2016, the FASB issued an ASU that amended the accounting for equity investments (except for debt securities and equity investments accounted for under the equity method of accounting or that result in consolidation) and the presentation and disclosure requirements for financial instruments. The core principle of the amendment involves the measurement of equity investments at fair value and the recognition of changes in fair value of those investments during each period in net income.

As of September 30, 2017, our consolidated balance sheet contained the following amounts related to our investments (in thousands):

	Cost	Net Unrealized Gains	Total
Available-for-sale equity securities	$55,433	$45,189	$100,622
Investments accounted for under cost method:
Investments in limited partnerships	136,044	N/A	136,044
Investments in other privately held entities	248,596	N/A	248,596
Total investments	$440,073	$45,189	$485,262

For the nine months ended September 30, 2017, our consolidated statement of income and statement of comprehensive income contained the following amounts related to our investments (in thousands):

Nine Months Ended September 30, 2017
Investment income recognized in net income	$2,007
Unrealized gain recognized in other comprehensive income (component of stockholder’s equity)	$23,414

The ASU is effective for us on January 1, 2018. The ASU requires the use of the modified retrospective transition method, under which cumulative unrealized gains and losses related to equity investments with readily determinable fair values will be reclassified from accumulated other comprehensive income to retained earnings on January 1, 2018, upon adoption of this ASU. The guidance related to equity investments without readily determinable fair values, including our investments in limited partnerships and other privately held entities, will be applied prospectively to all investments that exist as of the date of adoption. We expect the adoption of this new ASU to increase the volatility of our earnings due to the recognition of changes in fair value of our equity investments in net income for reporting periods subsequent to December 31, 2017.

The ASU introduces significant changes to current accounting for equity investments, including elimination of (i) the classification of equity investments as trading or available-for-sale, and the related recognition of unrealized holding gains and losses on available-for-sale equity securities in other comprehensive income, (ii) the cost method of accounting for equity securities that do not have readily determinable fair values, and (iii) the consideration of impairments as other-than-temporary, and instead requires recognition of impairments under a single-step model. A readily determinable fair value exists on investments for which sales prices/quotes are available on securities exchanges, or are published and are the basis for current transactions.

Under the new ASU, equity investments in publicly traded securities are required to be measured and reported at fair value, with the changes in fair value recognized through earnings. The year-to-date change in unrealized holding gains on available-for-sale equity securities, aggregating $23.4 million for the nine months ended September 30, 2017, would have been recognized in net income under this new ASU.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Financial instruments (continued)

Equity investments without readily determinable fair values, which are currently subject to the cost method of accounting, will be accounted for under two categories, as follows:

•
Equity investments that qualify for the practical expedient to be measured at net asset value (NAV) in accordance with ASC 820, Fair Value Measurement, such as our other privately held investments in limited partnerships, are required to be measured using the reported NAV per share or otherwise valued at fair value using other accepted valuation techniques. The aggregate NAV per share of our investments in limited partnerships exceeds our cost basis by approximately $71.8 million as of September 30, 2017. Under a proposed ASU issued recently by the FASB, the cumulative difference between NAV and cost basis for these investments is expected to be recognized as a cumulative adjustment to our retained earnings on January 1, 2018. Subsequent changes in NAV per share will be recognized in earnings each reporting period. The year-to-date change in unrealized holding gains on other privately held investments in limited partnerships, aggregating approximately $16.2 million for the nine months ended September 30, 2017, would have been recognized in net income under this new ASU.

•
Equity investments that do not qualify for the NAV practical expedient, such as our private investments, will be measured at cost less impairments, adjusted for observable price changes that are known or can be reasonably known. An “observable price” is a price observed in an orderly transaction for an identical or similar investment of the same issuer. Investments will be evaluated on the basis of a qualitative assessment for indicators of impairment. If such indicators are present, we are required to estimate the investment’s fair value and recognize an impairment loss equal to the amount by which the investment’s carrying value exceeds its fair value.

The new ASU requires additional disclosures. Equity investments that have readily determinable fair values require disclosure of the unrealized gains and losses recognized through earnings during the period that relate to equity securities still held at the reporting date. Equity investments without readily determinable fair values require disclosure of (i) the carrying amount, (ii) the amount of impairments and downward adjustments, if any, both cumulative and annual, (iii) the amount of upward adjustments, if any, both cumulative and annual, and (iv) qualitative information to facilitate an understanding of the quantitative disclosures.

We continue to review the impact that the new standard will have on our consolidated financial statements and our disclosures. We also continue to implement changes to our accounting policies, business processes, and internal controls to support the new accounting and disclosure requirements. We expect to complete our assessment and implementation by December 31, 2017.

Joint venture distributions

In August 2016, the FASB issued an ASU that provides guidance on the classification of cash distributions received from equity method investments, including unconsolidated joint ventures, in the statement of cash flows. The ASU provides two approaches to determine the classification of cash distributions received from equity method investees: (i) the “cumulative earnings” approach, under which distributions up to the amount of cumulative equity in earnings recognized will be classified as cash flows from operating activities, and those in excess of that amount will be classified as cash inflows from investing activities, and (ii) the “nature of the distribution” approach, under which distributions will be classified based on the nature of the underlying activity that generated cash distributions. An entity may elect either the “cumulative earnings” or the “nature of the distribution” approach. An entity that elects the “nature of the distribution” approach but lacks the information to apply it will apply the “cumulative earnings” approach as an accounting change on a retrospective basis. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively (exceptions apply). We will adopt this ASU on January 1, 2018, and expect to use the “nature of the distribution” approach. We currently present distributions from our equity method investees utilizing the “nature of the distribution” approach; therefore, the adoption of this ASU will have no impact on our consolidated financial statements. During the nine months ended September 30, 2017, distributions received from our equity method investees totaled $38.8 million, consisting of approximately $249 thousand classified as a return on investment (cash flows from operating activities) and approximately $38.6 million classified as a return of investment (cash flows from investing activities).

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Restricted cash

In November 2016, the FASB issued an ASU that will require companies to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The ASU will require disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. An entity with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of September 30, 2017, and December 31, 2016, we had $27.7 million and $16.3 million of restricted cash, respectively, on our consolidated balance sheets. Upon adoption of this ASU, restricted cash balances will be included with cash and cash equivalents balances as of the beginning and ending of each period presented in our consolidated statements of cash flows; separate line items reconciling changes in restricted cash balances to the changes in cash and cash equivalents will no longer be presented within the operating, investing, and financing sections of our consolidated statements of cash flows.

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

Hedge accounting

In August 2017, the FASB issued an ASU that simplifies hedge accounting. The purpose of this updated ASU is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For cash flow hedges that are highly effective, the new standard requires all changes (effective and ineffective components) in the fair value of the hedging instrument to be recorded in other comprehensive income and to be reclassified into earnings only when the hedged item impacts earnings.

Under existing standards, a quantitative assessment is made on an ongoing basis to determine whether a hedge is highly effective in offsetting changes in cash flows associated with the hedged item. Currently, hedge accounting requires hedge ineffectiveness to be recognized in earnings. Under the new standard, an entity will still be required to perform an initial quantitative test. However, the new standard allows an entity to elect to subsequently perform only a qualitative assessment unless facts and circumstances change.

The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. For cash flow hedges in existence at the date of adoption, an entity is required to apply a cumulative-effect adjustment for previously recognized ineffectiveness from retained earnings to accumulated other comprehensive income, as of the beginning of the fiscal year when an entity adopts the amendments in this ASU.

We utilize interest rate hedge agreements to hedge a portion of our exposure to variable interest rates primarily associated with borrowings based on LIBOR. As a result, all of our interest rate hedge agreements are designated as cash flow hedges. During the three and nine months ended September 30, 2017, and September 30, 2016, we did not have any hedge ineffectiveness related to our interest rate hedge agreements. Therefore, we do not believe this ASU would have impacted our operating results for the nine months ended September 30, 2017.

3.	Investments in real estate

Our consolidated investments in real estate consisted of the following as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Land (related to rental properties)	$1,206,152	$1,131,416
Buildings and building improvements	8,466,889	7,810,269
Other improvements	714,834	584,565
Rental properties	10,387,875	9,526,250
Development and redevelopment of new Class A properties:
Undergoing construction
Development projects – target delivery in 2017	466,047	809,254
Development projects – target delivery in 2018 and 2019	143,038	—
Redevelopment projects – target delivery in 2018 and 2019	59,224	—
Near-term projects undergoing marketing and pre-construction	114,954	—
Intermediate-term developments projects	333,870	—
Future development projects	289,314	253,551
Gross investments in real estate	11,794,322	10,589,055
Less: accumulated depreciation	(1,785,115)	(1,546,798)
Net investments in real estate – North America	10,009,207	9,042,257
Net investments in real estate – Asia	37,314	35,715
Investments in real estate	$10,046,521	$9,077,972

Acquisitions

Our real estate asset acquisitions during the nine months ended September 30, 2017, consisted of the following (dollars in thousands):

	Square Footage
Three Months Ended	Operating	Redevelopment	Future Development	Purchase Price
March 31, 2017	232,470	—	1,508,890	$218,500
June 30, 2017	272,634	175,000	1,030,000	244,009
September 30, 2017	168,424	104,212	280,000	110,700
	673,528	279,212	2,818,890	$573,209

We evaluated each of the transactions detailed below to determine whether the integrated set of assets and activities acquired met the definition of a business. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. An integrated set of assets and activities does not qualify as a business if substantially all of the fair value of the gross assets is concentrated in either a single identifiable asset or a group of similar identifiable assets, or if the acquired assets do not include a substantive process.

We evaluated each of the completed acquisitions and determined that substantially all of the fair value related to each acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, or is a land parcel with no operations. Accordingly, each transaction did not meet the definition of a business and consequently was accounted for as an asset acquisition. In each of these transactions, we allocated the total consideration for each acquisition to the individual assets and liabilities acquired on a relative fair value basis.

3.	Investments in real estate (continued)

Cambridge, Greater Boston

325 Binney Street

In March 2017, we acquired land parcels at 325 Binney Street (formerly named 303 Binney Street) in our Cambridge submarket of Greater Boston for a purchase price of $80.3 million. The property is located adjacent to our Alexandria Center® at One Kendall Square campus and is currently entitled for the development of 163,339 RSF for office or office/laboratory space and 45,626 RSF for residential space.

Route 128, Greater Boston

266 and 275 Second Avenue

In July 2017, we acquired two properties aggregating 203,757 RSF at 266 and 275 Second Avenue in our Route 128 submarket of Greater Boston for a purchase price of $71.0 million. The properties consist of 144,584 RSF of office/laboratory space, which is 100% occupied by multiple tenants. The remaining 59,173 RSF, or 29% of the total RSF, are currently undergoing conversion from office to office/laboratory space through redevelopment.

Mission Bay/SoMa, San Francisco

1455 and 1515 Third Street

In November 2016, we acquired the remaining 49% interest in our unconsolidated real estate joint venture with Uber Technologies, Inc. (“Uber”) for $90.1 million, of which $56.8 million is payable in three equal installments upon Uber’s completion of construction milestones. The first installment of $18.9 million was paid during the three months ended June 30, 2017.

88 Bluxome Street

In January 2017, we acquired land parcels aggregating 2.6 acres at 88 Bluxome Street in our Mission Bay/SoMa submarket of San Francisco for a purchase price of $130.0 million.

South San Francisco, San Francisco

201 Haskins Way

In September 2017, we acquired a 6.5-acre future development site located at 201 Haskins Way, located in our South San Francisco submarket of San Francisco for a purchase price of $33.0 million. The existing building, aggregating 23,840 RSF, is currently 100% leased through 2020.

Greater Stanford, San Francisco

960 Industrial Road

In May 2017, we acquired a future ground-up development site at 960 Industrial Road aggregating 11.0 acres in our Greater Stanford submarket of San Francisco for a purchase price of $65.0 million.

825 and 835 Industrial Road

In June 2017, we acquired an 8-acre future development site located at 825 and 835 Industrial Road in our Greater Stanford submarket of San Francisco for a purchase price of $85.0 million. The property is currently entitled for the development of two buildings aggregating 530,000 RSF and a parking structure.

3.	Investments in real estate (continued)

1450 Page Mill Road

In June 2017, we acquired a 77,634 RSF recently developed technology office building at 1450 Page Mill Road, subject to a ground lease, located in Stanford Research Park, a collaborative business community that supports innovative companies in their R&D pursuits, in our Greater Stanford submarket of San Francisco for a purchase price of $85.3 million. The building is 100% leased to Infosys Limited for 12 years.

Torrey Pines/Sorrento Mesa, San Diego

3050 Callan Road and Vista Wateridge

In March 2017, we acquired land parcels aggregating 13.5 acres at 3050 Callan Road and Vista Wateridge in our Torrey Pines and Sorrento Mesa submarkets of San Diego, respectively, for an aggregate purchase price of $8.3 million.

Rockville, Maryland

9900 Medical Center Drive

In August 2017, we acquired a 45,039 RSF redevelopment property at 9900 Medical Center Drive in our Rockville submarket of Maryland for a purchase price of $6.7 million. The building is adjacent to our existing properties at 9800 and 9920 Medical Center Drive.

Research Triangle Park

5 Laboratory Drive

In May 2017, we acquired a 175,000 RSF redevelopment property at 5 Laboratory Drive in our Research Triangle Park market for a purchase price of $8.8 million.

Investments in consolidated real estate joint ventures

In June 2016, we completed a sale of a 45% partial interest in 10290 Campus Point Drive to an institutional investor, TIAA Global Asset Management and affiliates (“TIAA”). 10290 Campus Point Drive is a 305,006 RSF office/laboratory building in our University Town Center submarket of San Diego, 100% leased to Eli Lilly and Company. Gross proceeds received from our partner related to this real estate joint venture through September 30, 2017 were $92.4 million, including $8.1 million received during the nine months ended September 30, 2017, $15.7 million received during the three months ended December 31, 2016, and $68.6 million received during the nine months ended September 30, 2016. Remaining proceeds from our partner of $13.9 million are expected to be received primarily in the fourth quarter of 2017.

In December 2016, we completed a separate joint venture agreement with TIAA to sell a 45% partial interest in 10300 Campus Point Drive in our University Town Center submarket of San Diego, which is a 449,759 RSF building primarily leased to Celgene Corporation and The Regents of the University of California, for a sales price of $150.0 million. Gross proceeds received from our partner through September 30, 2017, were $137.3 million. Remaining proceeds of $12.7 million are expected to be received primarily in the fourth quarter of 2017.

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

We own partial interests in the following Class A properties through our real estate joint ventures with TIAA: (i) 30% in 225 Binney Street in our Cambridge submarket of Greater Boston, (ii) 50.1% in 1500 Owens Street in our Mission Bay/SoMa submarket of San Francisco, (iii) 60% in 409 and 499 Illinois Street in our Mission Bay/SoMa submarket of San Francisco, and (iv) 55% in 10290 and 10300 Campus Point Drive in our University Town Center submarket of San Diego.

3.	Investments in real estate (continued)

Under each of these real estate joint venture arrangements, we are the managing member and earn a fee for continuing to manage the day-to-day operations of each property.

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

Based on the analysis detailed in Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements, TIAA, as the non-managing member of each joint venture, lacks the characteristics of a controlling financial interest in each joint venture because it does not have substantive kick-out rights or substantive participating rights. Therefore, each joint venture meets the criteria to be considered a VIE and, accordingly, is evaluated for consolidation under the variable interest model.

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

The following table aggregates the balance sheet information of our consolidated VIEs as of September 30, 2017, and
December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Investments in real estate	$979,698	$993,710
Cash and cash equivalents	29,665	27,498
Other assets	62,886	57,166
Total assets	$1,072,249	$1,078,374

Secured notes payable	$—	$—
Other liabilities	46,054	66,711
Total liabilities	46,054	66,711
Alexandria Real Estate Equities, Inc.’s share of equity	541,293	538,069
Noncontrolling interests’ share of equity	484,902	473,594
Total liabilities and equity	$1,072,249	$1,078,374

3.	Investments in real estate (continued)

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

Sale of real estate assets and impairment charges

North America

In January 2017, we completed the sale of a vacant property at 6146 Nancy Ridge Drive located in our Sorrento Mesa submarket of San Diego for a purchase price of $3.0 million and recognized a gain of $270 thousand.

In June 2017, we recognized an impairment charge of $203 thousand on a 20,580 RSF property located in a non-cluster market. We had previously recognized an impairment of $1.6 million in December 2016 when management committed to the sale of the property and evaluated this asset under the held for sale impairment model. We completed the sale of this asset in July 2017 for a gross sale price of $800 thousand with no gain or loss.

Asia

During the year ended December 31, 2016, we completed sales of real estate investments in Asia in multiple transactions. At the date of closing of each sale, the related cumulative unrealized foreign currency translation loss was reclassified to net income. We calculated a related gain or loss on disposal of each asset using the sales proceeds in comparison to the net book value on the date of sale, costs to sell, and any related cumulative unrealized foreign currency translation adjustments. Prior to completing the sales, upon initial classification as held for sale, we considered the net book value, cost to sell and cumulative unrealized foreign currency translation losses in determining the carrying amount for evaluating each real estate asset for impairment.

On March 31, 2016, we evaluated two separate potential transactions to sell land parcels in our India submarket aggregating 28 acres. We determined that these land parcels met the criteria for classification as held for sale as of March 31, 2016, including among others, the following: (i) management’s having the authority committed to sell the real estate, and (ii) the sale was probable within one year. Upon classification as held for sale, we recognized an impairment charge of $29.0 million to lower the carrying amount of the real estate to its estimated fair value less cost to sell of approximately $10.2 million. In determining the carrying amount for evaluating the real estate for impairment, we considered our net book value, cost to sell, and a $10.6 million unrealized cumulative foreign currency translation loss.

During the three months ended June 30, 2016, we sold one of these land parcels totaling five acres for a sales price of $7.5 million at no gain or loss. During the three months ended September 30, 2016, we sold the second of these land parcels totaling 23 acres for a sales price of $5.3 million at no gain or loss. In order to calculate the gain or loss on the sale, we considered our net book value, cost of the sale, and cumulative foreign currency translation loss of $6.9 million as of June 30, 2016, and $3.8 million as of September 30, 2016, which were each reclassified from accumulated other comprehensive income to net income upon the disposition of each asset.

On April 22, 2016, we decided to monetize our remaining real estate investments located in Asia in order to invest capital into our highly leased value-creation pipeline. We determined that these investments met the criteria for classification as held for sale when we achieved the following, among other criteria: (i) committed to sell all of our real estate investments in Asia, (ii) obtained approval from our Board of Directors, and (iii) determined that the sale of each property/land parcel was probable within one year. During the three months ended June 30, 2016, upon classification as held for sale, we recognized an impairment charge of $154.1 million related to our remaining real estate investments located in Asia to lower the carrying costs of the real estate to its estimated fair value less cost to sell. In determining the carrying amount for evaluating the real estate for impairment, we considered our net book value, cost to sell, and a $40.2 million cumulative foreign currency translation loss, which was reclassified to net income upon the disposition of the assets. Impairment of real estate recognized during the three months ended June 30, 2016, of $156.1 million primarily relates to the impairment charge of $154.1 million as described above, as well as an impairment charge of $2.0 million related to properties in North America.

3.	Investments in real estate (continued)

As of September 30, 2016, we had eight operating properties aggregating 1.2 million RSF and land parcels aggregating 168 acres remaining in Asia, which continued to meet the classification as held for sale. During the three months ended September 30, 2016, we updated our assumptions of fair value for the remaining real estate investments located in Asia, and as a result, we recognized an additional impairment charge of $7.3 million.

During the three months ended December 31, 2016, we completed the sale of our remaining real estate investments in India consisting of six rental properties aggregating approximately 566,355 RSF and four land parcels aggregating approximately 168 acres for an aggregate sales price of $53.4 million with no gain or loss. In order to calculate the gain or loss on the sale, we considered our net book value, cost of the sale, and cumulative foreign currency translation loss of $39.4 million, which was reclassified from accumulated other comprehensive income to net income upon the disposition of each asset.

As a result of the completion of sales in India, we also liquidated legal entities through which we owned our real estate investments in India and reclassified the remaining cumulative foreign currency translation loss of $2.4 million related to the real estate investments in India into earnings during the three months ended March 31, 2017, upon completion of the liquidation.

As of September 30, 2017, our remaining real estate investments in Asia consist of two operating properties in China aggregating 634,328 RSF currently classified as held for sale. Cumulative unrealized foreign currency translation gains of approximately $1.1 million related to these real estate investments will be reclassified from accumulated other comprehensive income to net income upon completion of the sales of these two investments.

The fair value considered in our impairment of each investment was determined based on the following: (i) preliminary nonbinding letters of intent, (ii) significant other observable inputs, including the consideration of certain local government land acquisition programs, and (iii) discounted cash flow analyses.

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

Commitments to sell real estate

One of our tenants holds a fixed-price option to purchase from us the property that it currently leases. The purchase option is exercisable no later than December 29, 2017. The property subject to this purchase option is one of our older properties and has a net book value of $6.8 million as of September 30, 2017. The option is exercisable at a purchase price of $20.8 million, excluding any customary and ordinary closing costs. As of September 30, 2017, the purchase price option had not been exercised.

4.	Investments in unconsolidated real estate joint ventures

360 Longwood Avenue

We have a 27.5% ownership interest in an unconsolidated real estate joint venture that, as of June 30, 2017, owned a building aggregating 413,799 RSF in our Longwood Medical Area submarket of Greater Boston. In July 2017, the unconsolidated real estate joint venture completed the sale of the condominium interest representing 203,090 RSF, or 49%, of the property, to our anchor tenant, pursuant to a fixed-price purchase option in its original lease agreement executed in 2011. Additionally, the unconsolidated real estate joint venture repaid the existing secured construction loan. Our share of the gain recognized was $14.1 million, which is reflected in our equity in earnings of unconsolidated real estate joint ventures in our unaudited consolidated statement of income during the three months ended September 30, 2017.

In August 2017, the unconsolidated real estate joint venture entered into a mortgage loan agreement, secured by the remaining interest in the property, that included the following key terms and amounts outstanding as of September 30, 2017 (amounts represent 100% at the joint venture level, dollars in thousands):

Maturity Date		Stated Rate	Interest Rate (1)	Debt Balance (2)	Outstanding Principal	Remaining Commitments	Total
9/1/22	(3)	3.32%	3.62%	$94,086	$95,000	$—	$95,000
9/1/22	(3)	L+1.85%	N/A	$—	$—	$17,000	$17,000

(1)	Represents interest rate including interest expense and amortization of loan fees.

(2)	Represents outstanding principal, net of unamortized deferred financing costs.

(3)
The unconsolidated real estate joint venture has two one-year options to extend the stated maturity date to September 1, 2024, subject to certain conditions. Additionally, the loan commitment balance excludes an earn-out advance provision that allows for incremental borrowings up to $48.0 million, subject to certain conditions.

During the nine months ended September 30, 2017, we received a cash distribution of $38.8 million from the joint venture, primarily from the condominium sale and loan refinancing.

We evaluated our ownership interests in the 360 Longwood Avenue joint venture using the consolidation guidance, as described in Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements, to determine whether this entity meets any of the following characteristics of a VIE:

1)	The entity does not have sufficient equity to finance its activities without additional subordinated financial support.

•	This entity has significant equity and non-recourse financing in place to support operations as of September 30, 2017.

2)	The entity is established with non-substantive voting rights.

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

•
The non-managing members have significant participating rights, including in the day-to-day management of development activities and the participation in decisions related to the operations of the property.

Based on our evaluation above, our 360 Longwood Avenue joint venture does not meet the VIE criteria and does not qualify for evaluation under the variable interest model. Therefore, we evaluated this joint venture under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that noncontrolling equity holders do not have substantive participating rights. Our interest in the 360 Longwood Avenue joint venture is limited to 27.5%, and since we do not have other contractual rights that give us control of the entity, we account for this joint venture under the equity method of accounting.

5.	Investments

We hold equity investments in certain publicly traded companies, privately held entities, and limited partnerships primarily involved in the life science and technology industries. All of our equity investments in actively traded public companies are considered available-for-sale and are reflected in the accompanying unaudited consolidated balance sheets at fair value. Our investments in privately held entities are primarily accounted for under the cost method.

Investments in available-for-sale equity securities with gross unrealized losses as of September 30, 2017, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary. Accordingly, there are no other-than-temporary impairments in accumulated other comprehensive income related to available-for-sale equity securities as of September 30, 2017, and December 31, 2016.

The following table summarizes our investments as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Available-for-sale equity securities, cost basis	$55,433	$41,392
Unrealized gains	50,104	25,076
Unrealized losses	(4,915)	(5,783)
Available-for-sale equity securities, at fair value	100,622	60,685
Investments accounted for under cost method	384,640	281,792
Total investments	$485,262	$342,477

The table below outlines the components of our investment income classified within other income in the accompanying unaudited consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment gains	$2,644	$8,115	$8,425	$28,721
Investment losses	(1,599)	(3,849)	(6,418)	(10,670)
Investment income	$1,045	$4,266	$2,007	$18,051

Investment losses include impairments of approximately $4.5 million related to two investments for the nine months ended September 30, 2017 and $3.1 million related to one investment for the three and nine months ended September 30, 2016. We reclassified $0.0 million, $(2.5) million, $8.5 million, and $18.6 million of previously recorded unrealized gains/(losses) from accumulated other comprehensive income to net income for the three and nine months ended September 30, 2017 and September 30, 2016, respectively, in conjunction with our dispositions of and impairment losses realized from available-for-sale securities.

6.	Other assets

The following table summarizes the components of other assets as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Acquired below-market ground leases	$12,741	$12,913
Acquired in-place leases	66,188	63,408
Deferred compensation plan	14,832	11,632
Deferred financing costs – $1.65 billion unsecured senior line of credit	11,453	14,239
Deposits	3,592	3,302
Furniture, fixtures, and equipment	11,443	12,839
Interest rate hedge assets	3,733	4,115
Net investment in direct financing lease	38,057	37,297
Notes receivable	635	694
Prepaid expenses	11,329	9,724
Property, plant, and equipment	27,263	19,891
Other assets	11,790	11,143
Total	$213,056	$201,197

The components of our net investment in direct financing lease as of September 30, 2017, and December 31, 2016, are summarized in the table below (in thousands):

	September 30, 2017	December 31, 2016
Gross investment in direct financing lease	$263,980	$264,954
Less: unearned income	(225,923)	(227,657)
Net investment in direct financing lease	$38,057	$37,297

Future minimum lease payments to be received under our direct financing lease as of September 30, 2017, were as follows (in thousands):

Year	Total
2017	$261
2018	1,607
2019	1,655
2020	1,705
2021	1,756
Thereafter	256,996
Total	$263,980

7.	Fair value measurements (continued)

7.	Fair value measurements

We provide fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) significant other observable inputs, and (iii) significant unobservable inputs. Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2017 and 2016.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2017, and December 31, 2016 (in thousands):

		September 30, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$100,622	$100,622	$—	$—
Interest rate hedge agreements	$3,733	$—	$3,733	$—
Liabilities:
Interest rate hedge agreements	$583	$—	$583	$—

		December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$60,685	$60,685	$—	$—
Interest rate hedge agreements	$4,115	$—	$4,115	$—
Liabilities:
Interest rate hedge agreements	$3,587	$—	$3,587	$—

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

As of September 30, 2017, and December 31, 2016, the book and estimated fair values of our available-for-sale equity securities, interest rate hedge agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Available-for-sale equity securities	$100,622	$100,622	$60,685	$60,685
Interest rate hedge agreements	$3,733	$3,733	$4,115	$4,115

Liabilities:
Interest rate hedge agreements	$583	$583	$3,587	$3,587
Secured notes payable	$1,153,890	$1,156,769	$1,011,292	$1,016,782
Unsecured senior notes payable	$2,801,290	$2,943,568	$2,378,262	$2,431,470
Unsecured senior line of credit	$314,000	$313,993	$28,000	$27,998
Unsecured senior bank term loans	$547,860	$550,371	$746,471	$750,422

Nonrecurring fair value measurements

Refer to “Sale of Real Estate Assets and Impairment Charges” in Note 3 – “Investments in Real Estate,” Note 5 – “Investments,” and Note 14 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further discussion.

8.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of September 30, 2017 (dollars in thousands):

	Fixed-Rate/Hedged Variable-Rate Debt	Unhedged Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate (1)
Secured notes payable	$902,207	$251,683	$1,153,890	24.0%	3.80%	2.8
Unsecured senior notes payable	2,801,290	—	2,801,290	58.2	4.16	7.0
$1.65 billion unsecured senior line of credit	—	314,000	314,000	6.5	2.00	4.1
2019 Unsecured Senior Bank Term Loan	199,543	—	199,543	4.1	2.84	1.3
2021 Unsecured Senior Bank Term Loan	348,317	—	348,317	7.2	2.56	3.3
Total/weighted average	$4,251,357	$565,683	$4,817,040	100.0%	3.76%	5.3
Percentage of total debt	88%	12%	100%

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

8.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness as of September 30, 2017 (dollars in thousands):

	Stated Rate	Interest Rate (1)	Maturity			Unamortized (Deferred Financing Cost), (Discount)/Premium
Debt			Date (2)		Principal		Total
Secured notes payable
Greater Boston	L+1.35%	2.99%	8/23/18		$211,940	$(660)	$211,280
Greater Boston	L+1.50%	3.09	1/28/19	(3)	317,979	(1,595)	316,384
Greater Boston	L+2.00%	3.89	4/20/19	(3)	179,764	(2,104)	177,660
Greater Boston, Seattle, and Maryland	7.75%	8.17	4/1/20		108,940	(835)	108,105
San Diego	4.66%	5.03	1/1/23		35,370	(345)	35,025
Greater Boston	3.93%	3.20	3/10/23		82,000	2,957	84,957
Greater Boston	4.82%	3.40	2/6/24		203,000	16,706	219,706
San Francisco	6.50%	6.78	7/1/36		773	—	773
Secured debt weighted-average interest rate/subtotal	3.80%	3.80			1,139,766	14,124	1,153,890

2019 Unsecured Senior Bank Term Loan	L+1.20%	2.84	1/3/19		200,000	(457)	199,543
2021 Unsecured Senior Bank Term Loan	L+1.10%	2.56	1/15/21		350,000	(1,683)	348,317
$1.65 billion unsecured senior line of credit	L+1.00%	2.00	10/29/21		314,000	N/A	314,000
Unsecured senior notes payable	2.75%	2.96	1/15/20		400,000	(1,822)	398,178
Unsecured senior notes payable	4.60%	4.75	4/1/22		550,000	(2,922)	547,078
Unsecured senior notes payable	3.90%	4.04	6/15/23		500,000	(3,381)	496,619
Unsecured senior notes payable	4.30%	4.52	1/15/26		300,000	(3,998)	296,002
Unsecured senior notes payable	3.95%	4.14	1/15/27		350,000	(4,638)	345,362
Unsecured senior notes payable	3.95%	4.09	1/15/28		425,000	(4,334)	420,666
Unsecured senior notes payable	4.50%	4.62	7/30/29		300,000	(2,615)	297,385
Unsecured debt weighted average/subtotal		3.75			3,689,000	(25,850)	3,663,150
Weighted-average interest rate/total		3.76%			$4,828,766	$(11,726)	$4,817,040

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

(2)	Reflects any extension options that we control.

(3)	Refer to “Secured Construction Loans” below for options to extend maturity dates.

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

Repayment of unsecured senior bank term loans

During the three months ended March 31, 2017, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, reducing the total outstanding balance from $400 million to $200 million, and recognized a loss of $670 thousand related to the write-off of unamortized loan fees.

Amendment of unsecured senior line of credit and unsecured senior bank term loans

On July 29, 2016, we amended our unsecured senior line of credit and completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan reducing the total outstanding balance from $600 million to $400 million, and recognized an aggregate loss on early extinguishment of debt of $3.2 million related to the write-off of unamortized loan fees.

8.	Secured and unsecured senior debt (continued)

Secured construction loans

The following table summarizes our secured construction loans as of September 30, 2017 (dollars in thousands):

Property/Market	Stated Rate		Maturity Date		Outstanding Principal Balance	Remaining Commitments	Aggregate Commitments
75/125 Binney Street/Greater Boston	L+1.35%		8/23/18		$211,940	$—	$211,940
50 and 60 Binney Street/Greater Boston	L+1.50%		1/28/19	(1)	317,979	32,021	350,000
100 Binney Street/Greater Boston	L+2.00%	(2)	4/20/19	(3)	179,764	124,517	304,281
					$709,683	$156,538	$866,221

(1)	We have two one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions.

(2)	Refer to the interest rate cap agreements in Note 9 – “Interest Rate Hedge Agreements.”

(3)	We have two one-year options to extend the stated maturity date to April 20, 2021, subject to certain conditions.

Interest expense

The following table summarizes interest expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross interest	$48,123	$40,753	$137,888	$116,520
Capitalized interest	(17,092)	(14,903)	(45,325)	(40,790)
Interest expense	$31,031	$25,850	$92,563	$75,730

9.	Interest rate hedge agreements

We use interest rate derivatives to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured notes payable, and to manage our exposure to interest rate volatility. Our derivative instruments include interest rate swaps and interest rate caps.

In our interest rate hedge agreements, the ineffective portion of the change in fair value is required to be recognized directly in earnings. During the nine months ended September 30, 2017 and 2016, our interest rate hedge agreements were 100% effective; as a result, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate hedge agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $1.4 million in accumulated other comprehensive income to earnings as a decrease of interest expense. As of September 30, 2017, and December 31, 2016, the fair values of our interest rate swap and cap agreements aggregating an asset balance were classified in other assets, and the fair value of our interest rate swap agreements aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 7 – “Fair Value Measurements” to these unaudited consolidated financial statements for further details. Under our interest rate hedge agreements, we have no collateral posting requirements.

We have agreements with certain of our derivative counterparties that contain a provision wherein we could be declared in default on our derivative obligations (i) if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness or (ii) if we default on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If we had breached any of these provisions as of September 30, 2017, we could have been required to settle our obligations under the agreements at their termination value of $352 thousand.

We had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk as of September 30, 2017 (dollars in thousands):

Interest Rate Hedge Type			Number of Contracts	Weighted-Average Interest Pay/ Cap Rate(1)	Fair Value as of 9/30/17	Notional Amount in Effect as of
	Effective Date	Maturity Date				9/30/17	12/31/17	12/31/18	12/31/19
Swap	March 31, 2017	March 31, 2018	4	0.78%	$692	$250,000	$250,000	$—	$—
Swap	March 31, 2017	March 31, 2018	11	1.51%	(554)	650,000	650,000	—	—
Cap	July 29, 2016	April 20, 2019	2	2.00%	66	108,000	126,000	150,000	—
Swap	March 29, 2018	March 31, 2019	8	1.16%	2,975	—	—	600,000	—
Swap	March 29, 2019	March 31, 2020	1	1.89%	(29)	—	—	—	100,000
Total					$3,150	$1,008,000	$1,026,000	$750,000	$100,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin over LIBOR for borrowings outstanding as of September 30, 2017, as listed under the column heading “Stated Rate” in our summary table of outstanding indebtedness and respective principal payments under Note 8 – “Secured and Unsecured Senior Debt” to these unaudited consolidated financial statements.

10.	Accounts payable, accrued expenses, and tenant security deposits
The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$338,296	$366,174
Acquired below-market leases	92,388	59,509
Conditional asset retirement obligations	7,457	3,095
Deferred rent liabilities	27,747	34,426
Interest rate hedge liabilities	583	3,587
Unearned rent and tenant security deposits	240,501	231,416
Other liabilities	33,098	33,464
Total	$740,070	$731,671

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

We also considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. We use the treasury method to determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement. The number of weighted-average shares outstanding – diluted used in the computation of EPS for the three and nine months ended September 30, 2017, includes the effect from the assumed issuance of 4.8 million shares pursuant to the settlement of the forward equity sales agreements at the contractual price, less the assumed repurchase of common shares at the average market price using the net proceeds of $495.5 million, adjusted as provided for in the forward equity sales agreements. The impact to our weighted-average shares – diluted for the three and nine months ended September 30, 2017, was 698 thousand and 430 thousand, respectively, weighted-average incremental shares.

11.	Earnings per share (continued)

For purposes of calculating diluted EPS, we did not assume conversion of our 7.00% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) for the three and nine months ended September 30, 2017 and 2016, since the result was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods. Refer to “7.00% Series D Cumulative Convertible Preferred Stock Repurchases” in Note 12 – “Stockholders’ Equity” to these unaudited consolidated financial statements for further discussion of the partial repurchases of our Series D Convertible Preferred Stock.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our Series D Convertible Preferred Stock and forward equity sales agreements are not participating securities and, therefore, are not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income after preferred stock dividends, preferred stock redemption charge, and amounts attributable to noncontrolling interests to common stock and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$59,546	$28,559	$148,597	$(69,591)
Net income attributable to noncontrolling interests	(5,773)	(4,084)	(18,892)	(11,614)
Dividends on preferred stock	(1,302)	(5,007)	(6,364)	(16,388)
Preferred stock redemption charge	—	(13,095)	(11,279)	(25,614)
Net income attributable to unvested restricted stock awards	(1,198)	(921)	(3,498)	(2,807)
Numerator for basic and diluted EPS – net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$51,273	$5,452	$108,564	$(126,014)

Denominator for basic EPS – weighted-average shares of common stock outstanding	92,598	76,651	90,336	74,526
Dilutive effect of forward equity sales agreements	698	751	430	—
Denominator for diluted EPS – adjusted – weighted-average shares of common stock outstanding	93,296	77,402	90,766	74,526
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$0.55	$0.07	$1.20	$(1.69)

12.	Stockholders’ equity

ATM common stock offering program

In October 2016, we established an ATM common stock offering program that allowed us to sell up to an aggregate of $600.0 million of our common stock. During the six months ended June 30, 2017, we completed our ATM program with the sale of 2.1 million shares of common stock for gross proceeds of $245.8 million, or $118.97 per share, and net proceeds of approximately $241.8 million. There is no remaining availability under this ATM program.

In August 2017, we established a new ATM common stock offering program that allows us to sell up to an aggregate of $750.0 million of our common stock. During the three months ended September 30, 2017, we sold an aggregate of 2.1 million shares of common stock for gross proceeds of $249.9 million, or $119.94 per share, and received net proceeds of $245.8 million. As of September 30, 2017, the remaining aggregate amount available under our current program for future sales of common stock is $500.1 million.

12.	Stockholders’ equity (continued)

Forward equity sales agreements

Refer to Note 11 – “Earnings per Share” to these unaudited consolidated financial statements for a discussion related to our forward equity sales agreements executed in March 2017.

7.00% Series D cumulative convertible preferred stock repurchases

During the nine months ended September 30, 2017, we repurchased, in privately negotiated transactions, 501,115 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $17.9 million, or $35.79 per share, all of which were completed during the first and second quarters of 2017. As a result of these repurchases, we recognized a preferred stock redemption charge of $5.8 million, including the write-off of original issuance costs of approximately $391 thousand. During the three months ended September 30, 2017, we did not repurchase any additional outstanding shares of our Series D Convertible Preferred Stock.

During the nine months ended September 30, 2016, we repurchased 3.0 million outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $98.6 million, or $32.72 per share, including the repurchase of 1.1 million outstanding shares of our Series D Convertible Preferred Stock during the three months ended September 30, 2016, at an aggregate price of $39.3 million, or $36.31 per share. During the nine months ended September 30, 2016, we recognized a preferred stock redemption charge of $25.6 million, including the write-off of original issuance costs of approximately $2.4 million. During the three months ended September 30, 2016, we recognized a preferred stock redemption charge of $13.1 million, including the write-off of original issuance costs of approximately $845 thousand.

6.45% Series E cumulative redeemable preferred stock redemption

In March 2017, we announced the redemption of our 6.45% Series E cumulative redeemable preferred stock (“Series E Redeemable Preferred Stock”) and recognized a preferred stock redemption charge of $5.5 million related to the write-off of original issuance costs. On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share, or an aggregate of $130.0 million, plus accrued dividends, using funds primarily from the proceeds of our March 2017 common stock offering discussed in Note 11 – “Earnings per Share” to these unaudited consolidated financial statements.

Dividends

In September 2017, we declared cash dividends on our common stock for the three months ended September 30, 2017, aggregating $82.3 million, or $0.86 per share. Also in September 2017, we declared cash dividends on our Series D Convertible Preferred Stock for the three months ended September 30, 2017, aggregating approximately $1.3 million, or $0.4375 per share. In October 2017, we paid the cash dividends on our common stock and Series D Convertible Preferred Stock declared for the three months ended September 30, 2017.

For the nine months ended September 30, 2017, our declared cash dividends on our common stock aggregated $238.4 million, or $2.55 per share, our declared cash dividends on our Series D Convertible Preferred Stock aggregated $3.9 million, or $1.3125 per share, and our declared cash dividends on our Series E Redeemable Preferred Stock aggregated $2.1 million, or $0.4031 per share. All outstanding shares of our Series E Redeemable Preferred Stock were redeemed on April 14, 2017.

12.	Stockholders’ equity (continued)

Accumulated other comprehensive income

Accumulated other comprehensive income attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Net Unrealized Gain (Loss) on:
	Available-for- Sale Equity Securities	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2016	$19,293	$405	$(14,343)	$5,355

Other comprehensive income before reclassifications	23,414	812	7,592	31,818
Amounts reclassified from other comprehensive income	2,482	1,810	2,421	6,713
	25,896	2,622	10,013	38,531
Amounts attributable to noncontrolling interests	—	—	(22)	(22)
Net other comprehensive income	25,896	2,622	9,991	38,509

Balance as of September 30, 2017	$45,189	$3,027	$(4,352)	$43,864

Common stock, preferred stock, and excess stock authorizations

In May 2017, our stockholders approved an amendment to our charter to increase the authorized shares of common stock from 100.0 million to 200.0 million shares, of which 94.3 million shares were issued and outstanding as of September 30, 2017. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, of which 3.0 million shares were issued and outstanding as of September 30, 2017. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2017.

13.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned nine projects as of September 30, 2017, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

During the nine months ended September 30, 2017, our consolidated joint ventures distributed $17.4 million to our joint venture partners. During the nine months ended September 30, 2016, our distributions to noncontrolling interests aggregated $62.6 million, which primarily consisted of the second installment of $54.0 million paid to acquire the previously outstanding 10% noncontrolling interest in our 1.2 million RSF campus at Alexandria Technology Square® in our Cambridge submarket of Greater Boston. The total purchase price was $108.3 million, and the first installment of $54.3 million was paid on April 1, 2015.

In 2016, we sold our partial interests in 10290 Campus Point Drive and 10300 Campus Point Drive. As described in Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements, since we retained controlling interests in both joint ventures following the sales and continued to consolidate these entities, we accounted for the proceeds received as equity financing transactions. These transactions did not qualify as sales of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost basis.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities. We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying unaudited consolidated balance sheets. Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. If the amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value. Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.

14.	Assets classified as held for sale

As of September 30, 2017, two operating properties aggregating 634,328 RSF located in China, which represent our remaining real estate investments in Asia, were classified as held for sale. For additional information, refer to Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements.

The following is a summary of net assets as of September 30, 2017, and December 31, 2016, for our remaining real estate investments in Asia that were classified as held for sale (in thousands):

	September 30, 2017	December 31, 2016
Total assets	$41,658	$39,643
Total liabilities	(2,480)	(2,342)
Total accumulated other comprehensive (income) loss	(1,082)	828
Net assets classified as held for sale – Asia	$38,096	$38,129

15.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2017, and December 31, 2016, the condensed consolidating statements of income and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information on a consolidated basis. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of September 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$10,046,521	$—	$10,046,521
Investments in unconsolidated real estate JVs	—	—	33,692	—	33,692
Cash and cash equivalents	37,916	—	80,646	—	118,562
Restricted cash	138	—	27,575	—	27,713
Tenant receivables	—	—	9,899	—	9,899
Deferred rent	—	—	402,353	—	402,353
Deferred leasing costs	—	—	208,265	—	208,265
Investments	—	1,689	483,573	—	485,262
Investments in and advances to affiliates	9,158,536	8,276,072	168,449	(17,603,057)	—
Other assets	48,095	—	164,961	—	213,056
Total assets	$9,244,685	$8,277,761	$11,625,934	$(17,603,057)	$11,545,323
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$1,153,890	$—	$1,153,890
Unsecured senior notes payable	2,801,290	—	—	—	2,801,290
Unsecured senior line of credit	314,000	—	—	—	314,000
Unsecured senior bank term loans	547,860	—	—	—	547,860
Accounts payable, accrued expenses, and tenant security deposits	91,163	—	648,907	—	740,070
Dividends payable	83,402	—	—	—	83,402
Total liabilities	3,837,715	—	1,802,797	—	5,640,512
Redeemable noncontrolling interests	—	—	11,418	—	11,418
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	5,406,970	8,277,761	9,325,296	(17,603,057)	5,406,970
Noncontrolling interests	—	—	486,423	—	486,423
Total equity	5,406,970	8,277,761	9,811,719	(17,603,057)	5,893,393
Total liabilities, noncontrolling interests, and equity	$9,244,685	$8,277,761	$11,625,934	$(17,603,057)	$11,545,323

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$9,077,972	$—	$9,077,972
Investments in unconsolidated real estate JVs	—	—	50,221	—	50,221
Cash and cash equivalents	30,603	—	94,429	—	125,032
Restricted cash	102	—	16,232	—	16,334
Tenant receivables	—	—	9,744	—	9,744
Deferred rent	—	—	335,974	—	335,974
Deferred leasing costs	—	—	195,937	—	195,937
Investments	—	4,440	338,037	—	342,477
Investments in and advances to affiliates	8,152,965	7,444,919	151,594	(15,749,478)	—
Other assets	45,646	—	155,551	—	201,197
Total assets	$8,229,316	$7,449,359	$10,425,691	$(15,749,478)	$10,354,888
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$1,011,292	$—	$1,011,292
Unsecured senior notes payable	2,378,262	—	—	—	2,378,262
Unsecured senior line of credit	28,000	—	—	—	28,000
Unsecured senior bank term loans	746,471	—	—	—	746,471
Accounts payable, accrued expenses, and tenant security deposits	104,044	—	627,627	—	731,671
Dividends payable	76,743	—	171	—	76,914
Total liabilities	3,333,520	—	1,639,090	—	4,972,610
Redeemable noncontrolling interests	—	—	11,307	—	11,307
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	4,895,796	7,449,359	8,300,119	(15,749,478)	4,895,796
Noncontrolling interests	—	—	475,175	—	475,175
Total equity	4,895,796	7,449,359	8,775,294	(15,749,478)	5,370,971
Total liabilities, noncontrolling interests, and equity	$8,229,316	$7,449,359	$10,425,691	$(15,749,478)	$10,354,888

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$216,021	$—	$216,021
Tenant recoveries	—	—	67,058	—	67,058
Other income	3,230	(2,589)	5,736	(4,086)	2,291
Total revenues	3,230	(2,589)	288,815	(4,086)	285,370

Expenses:
Rental operations	—	—	83,469	—	83,469
General and administrative	16,598	—	5,124	(4,086)	17,636
Interest	23,958	—	7,073	—	31,031
Depreciation and amortization	1,787	—	106,001	—	107,788
Total expenses	42,343	—	201,667	(4,086)	239,924

Equity in earnings of unconsolidated real estate JVs	—	—	14,100	—	14,100
Equity in earnings of affiliates	92,886	88,900	1,702	(183,488)	—
Net income	53,773	86,311	102,950	(183,488)	59,546
Net income attributable to noncontrolling interests	—	—	(5,773)	—	(5,773)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	53,773	86,311	97,177	(183,488)	53,773
Dividends on preferred stock	(1,302)	—	—	—	(1,302)
Net income attributable to unvested restricted stock awards	(1,198)	—	—	—	(1,198)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$51,273	$86,311	$97,177	$(183,488)	$51,273

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$166,591	$—	$166,591
Tenant recoveries	—	—	58,681	—	58,681
Other income	1,077	91	7,852	(3,913)	5,107
Total revenues	1,077	91	233,124	(3,913)	230,379

Expenses:
Rental operations	—	—	72,002	—	72,002
General and administrative	15,568	—	4,199	(3,913)	15,854
Interest	21,318	—	4,532	—	25,850
Depreciation and amortization	1,722	—	75,411	—	77,133
Impairment of real estate	—	—	8,114	—	8,114
Loss on early extinguishment of debt	3,230	—	—	—	3,230
Total expenses	41,838	—	164,258	(3,913)	202,183

Equity in earnings of unconsolidated real estate JVs	—	—	273	—	273
Equity in earnings of affiliates	65,236	55,532	1,100	(121,868)	—
Gain on sale of real estate – land parcels	—	—	90	—	90
Net income	24,475	55,623	70,329	(121,868)	28,559
Net income attributable to noncontrolling interests	—	—	(4,084)	—	(4,084)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	24,475	55,623	66,245	(121,868)	24,475
Dividends on preferred stock	(5,007)	—	—	—	(5,007)
Preferred stock redemption charge	(13,095)	—	—	—	(13,095)
Net income attributable to unvested restricted stock awards	(921)	—	—	—	(921)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$5,452	$55,623	$66,245	$(121,868)	$5,452

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Nine Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$635,156	$—	$635,156
Tenant recoveries	—	—	188,874	—	188,874
Other income	11,337	(2,577)	10,199	(13,683)	5,276
Total revenues	11,337	(2,577)	834,229	(13,683)	829,306

Expenses:
Rental operations	—	—	237,536	—	237,536
General and administrative	55,272	—	14,510	(13,683)	56,099
Interest	72,907	—	19,656	—	92,563
Depreciation and amortization	5,217	—	303,852	—	309,069
Impairment of real estate	—	—	203	—	203
Loss on early extinguishment of debt	670	—	—	—	670
Total expenses	134,066	—	575,757	(13,683)	696,140

Equity in earnings of unconsolidated real estate JVs	—	—	15,050	—	15,050
Equity in earnings of affiliates	252,434	242,345	4,694	(499,473)	—
Gain on sales of real estate – rental properties	—	—	270	—	270
Gain on sales of real estate – land parcels	—	—	111	—	111
Net income	129,705	239,768	278,597	(499,473)	148,597
Net income attributable to noncontrolling interests	—	—	(18,892)	—	(18,892)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	129,705	239,768	259,705	(499,473)	129,705
Dividends on preferred stock	(6,364)	—	—	—	(6,364)
Preferred stock redemption charge	(11,279)	—	—	—	(11,279)
Net income attributable to unvested restricted stock awards	(3,498)	—	—	—	(3,498)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$108,564	$239,768	$259,705	$(499,473)	$108,564

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Nine Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$486,505	$—	$486,505
Tenant recoveries	—	—	165,385	—	165,385
Other income	7,086	115	24,091	(10,638)	20,654
Total revenues	7,086	115	675,981	(10,638)	672,544

Expenses:
Rental operations	—	—	205,164	—	205,164
General and administrative	45,224	—	11,840	(10,638)	46,426
Interest	60,729	—	15,001	—	75,730
Depreciation and amortization	4,997	—	213,171	—	218,168
Impairment of real estate	—	—	193,237	—	193,237
Loss of early extinguishment of debt	3,230	—	—	—	3,230
Total expenses	114,180	—	638,413	(10,638)	741,955

Equity in losses of unconsolidated real estate JVs	—	—	(270)	—	(270)
Equity in earnings (losses) of affiliates	25,889	(6,282)	(98)	(19,509)	—
Gain on sale of real estate – land parcels	—	—	90	—	90
Net (loss) income	(81,205)	(6,167)	37,290	(19,509)	(69,591)
Net income attributable to noncontrolling interests	—	—	(11,614)	—	(11,614)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(81,205)	(6,167)	25,676	(19,509)	(81,205)
Dividends on preferred stock	(16,388)	—	—	—	(16,388)
Preferred stock redemption charge	(25,614)	—	—	—	(25,614)
Net income attributable to unvested restricted stock awards	(2,807)	—	—	—	(2,807)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(126,014)	$(6,167)	$25,676	$(19,509)	$(126,014)

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$53,773	$86,311	$102,950	$(183,488)	$59,546
Other comprehensive income
Unrealized gains on available-for-sale equity securities:
Unrealized holding gains arising during the period	—	65	16,953	—	17,018
Reclassification adjustment for losses included in net income	—	—	—	—	—
Unrealized gains on available-for-sale equity securities, net	—	65	16,953	—	17,018

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	174	—	(29)	—	145
Reclassification adjustment for amortization of interest expense included in net income	195	—	3	—	198
Unrealized gains (losses) on interest rate hedge agreements, net	369	—	(26)	—	343

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	3,836	—	3,836
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	—	—	—
Unrealized gains on foreign currency translation, net	—	—	3,836	—	3,836

Total other comprehensive income	369	65	20,763	—	21,197
Comprehensive income	54,142	86,376	123,713	(183,488)	80,743
Less: comprehensive income attributable to noncontrolling interests	—	—	(5,783)	—	(5,783)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$54,142	$86,376	$117,930	$(183,488)	$74,960

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$24,475	$55,623	$70,329	$(121,868)	$28,559
Other comprehensive income (loss)
Unrealized losses on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	58	(38,679)	—	(38,621)
Reclassification adjustment for gains included in net income	—	(159)	(8,381)	—	(8,540)
Unrealized losses on available-for-sale equity securities, net	—	(101)	(47,060)	—	(47,161)

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains arising during the period	2,979	—	3	—	2,982
Reclassification adjustment for amortization of interest expense (income) included in net income	1,714	—	(12)	—	1,702
Unrealized gains (losses) on interest rate hedge agreements, net	4,693	—	(9)	—	4,684

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	—	—	(1,322)	—	(1,322)
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	3,779	—	3,779
Unrealized gains on foreign currency translation, net	—	—	2,457	—	2,457

Total other comprehensive income (loss)	4,693	(101)	(44,612)	—	(40,020)
Comprehensive income (loss)	29,168	55,522	25,717	(121,868)	(11,461)
Less: comprehensive income attributable to noncontrolling interests	—	—	(4,081)	—	(4,081)
Comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$29,168	$55,522	$21,636	$(121,868)	$(15,542)

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$129,705	$239,768	$278,597	$(499,473)	$148,597
Other comprehensive income
Unrealized gains on available-for-sale equity securities:
Unrealized holding gains arising during the period	—	20	23,394	—	23,414
Reclassification adjustment for losses included in net income	—	4	2,478	—	2,482
Unrealized gains on available-for-sale equity securities, net	—	24	25,872	—	25,896

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	1,062	—	(250)	—	812
Reclassification adjustment for amortization of interest expense included in net income	1,804	—	6	—	1,810
Unrealized gains (losses) on interest rate hedge agreements, net	2,866	—	(244)	—	2,622

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	7,592	—	7,592
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	2,421	—	2,421
Unrealized gains on foreign currency translation, net	—	—	10,013	—	10,013

Total other comprehensive income	2,866	24	35,641	—	38,531
Comprehensive income	132,571	239,792	314,238	(499,473)	187,128
Less: comprehensive income attributable to noncontrolling interests	—	—	(18,914)	—	(18,914)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$132,571	$239,792	$295,324	$(499,473)	$168,214

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(81,205)	$(6,167)	$37,290	$(19,509)	$(69,591)
Other comprehensive loss
Unrealized losses on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	136	(70,191)	—	(70,055)
Reclassification adjustment for losses (gains) included in net income	—	(148)	(18,479)	—	(18,627)
Unrealized losses on available-for-sale equity securities, net	—	(12)	(88,670)	—	(88,682)

Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge (losses) gains arising during the period	(7,658)	—	3	—	(7,655)
Reclassification adjustment for amortization of interest expense (income) included in net income	3,737	—	(12)	—	3,725
Unrealized losses on interest rate hedge agreements, net	(3,921)	—	(9)	—	(3,930)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	842	—	842
Reclassification adjustment for cumulative foreign currency translation losses included in net (loss) income upon sale or liquidation	—	—	10,807	—	10,807
Unrealized gains on foreign currency translation, net	—	—	11,649	—	11,649

Total other comprehensive loss	(3,921)	(12)	(77,030)	—	(80,963)
Comprehensive loss	(85,126)	(6,179)	(39,740)	(19,509)	(150,554)
Less: comprehensive income attributable to noncontrolling interests	—	—	(11,587)	—	(11,587)
Comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(85,126)	$(6,179)	$(51,327)	$(19,509)	$(162,141)

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$129,705	$239,768	$278,597	$(499,473)	$148,597
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,217	—	303,852	—	309,069
Loss on early extinguishment of debt	670	—	—	—	670
Gain on sales of real estate – rental properties	—	—	(270)	—	(270)
Impairment of real estate	—	—	203	—	203
Gain on sales of real estate – land parcels	—	—	(111)	—	(111)
Equity in earnings of unconsolidated real estate JVs	—	—	(15,050)	—	(15,050)
Distributions of earnings from unconsolidated real estate JVs	—	—	249	—	249
Amortization of loan fees	5,665	—	2,913	—	8,578
Amortization of debt discounts (premiums)	441	—	(2,314)	—	(1,873)
Amortization of acquired below-market leases	—	—	(14,908)	—	(14,908)
Deferred rent	—	—	(74,362)	—	(74,362)
Stock compensation expense	18,649	—	—	—	18,649
Equity in earnings of affiliates	(252,434)	(242,345)	(4,694)	499,473	—
Investment gains	—	(17)	(8,408)	—	(8,425)
Investment losses	—	2,599	3,819	—	6,418
Changes in operating assets and liabilities:
Restricted cash	(36)	—	(876)	—	(912)
Tenant receivables	—	—	(224)	—	(224)
Deferred leasing costs	—	—	(39,925)	—	(39,925)
Other assets	(10,576)	—	(86)	—	(10,662)
Accounts payable, accrued expenses, and tenant security deposits	(9,813)	(9)	40,441	—	30,619
Net cash (used in) provided by operating activities	(112,512)	(4)	468,846	—	356,330

Investing Activities
Proceeds from sales of real estate	—	—	4,263	—	4,263
Additions to real estate	—	—	(660,877)	—	(660,877)
Purchases of real estate	—	—	(590,884)	—	(590,884)
Deposits for investing activities	—	—	4,700	—	4,700
Investments in subsidiaries	(753,137)	(588,808)	(12,160)	1,354,105	—
Investments in unconsolidated real estate JVs	—	—	(248)	—	(248)
Return of capital from unconsolidated real estate JVs	—	—	38,576	—	38,576
Additions to investments	—	—	(128,190)	—	(128,190)
Sales of investments	—	204	18,692	—	18,896
Net cash used in investing activities	$(753,137)	$(588,604)	$(1,326,128)	$1,354,105	$(1,313,764)

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$145,272	$—	$145,272
Repayments of borrowings from secured notes payable	—	—	(2,882)	—	(2,882)
Proceeds from issuance of unsecured senior notes payable	424,384	—	—	—	424,384
Borrowings from unsecured senior line of credit	2,634,000	—	—	—	2,634,000
Repayments of borrowings from unsecured senior line of credit	(2,348,000)	—	—	—	(2,348,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	—	—	—	(200,000)
Transfer to/from parent company	47,558	588,608	717,939	(1,354,105)	—
Change in restricted cash related to financing activities	—	—	(10,467)	—	(10,467)
Payment of loan fees	(3,956)	—	(387)	—	(4,343)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(17,934)	—	—	—	(17,934)
Redemption of 6.45% Series E cumulative redeemable preferred stock	(130,350)	—	—	—	(130,350)
Proceeds from the issuance of common stock	705,391	—	—	—	705,391
Dividends on common stock	(229,814)	—	—	—	(229,814)
Dividends on preferred stock	(8,317)	—	—	—	(8,317)
Contributions from noncontrolling interests	—	—	9,877	—	9,877
Distributions to noncontrolling interests	—	—	(17,432)	—	(17,432)
Net cash provided by financing activities	872,962	588,608	841,920	(1,354,105)	949,385

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,579	—	1,579

Net increase (decrease) in cash and cash equivalents	7,313	—	(13,783)	—	(6,470)
Cash and cash equivalents as of the beginning of period	30,603	—	94,429	—	125,032
Cash and cash equivalents as of the end of period	$37,916	$—	$80,646	$—	$118,562

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$67,091	$—	$19,141	$—	$86,232

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$(38,767)	$—	$(38,767)
Contribution of real estate to an unconsolidated real estate JV	$—	$—	$6,998	$—	$6,998

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net (loss) income	$(81,205)	$(6,167)	$37,290	$(19,509)	$(69,591)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,997	—	213,171	—	218,168
Loss on early extinguishment of debt	3,230	—	—	—	3,230
Impairment of real estate	—	—	193,237	—	193,237
Gain on sale of real estate – land parcels	—	—	(90)	—	(90)
Equity in losses of unconsolidated real estate JVs	—	—	270	—	270
Distributions of earnings from unconsolidated real estate JVs	—	—	286	—	286
Amortization of loan fees	5,826	—	2,966	—	8,792
Amortization of debt discounts (premiums)	353	—	(470)	—	(117)
Amortization of acquired below-market leases	—	—	(2,905)	—	(2,905)
Deferred rent	—	—	(30,679)	—	(30,679)
Stock compensation expense	19,007	—	—	—	19,007
Equity in earnings of affiliates	(25,889)	6,282	98	19,509	—
Investment gains	—	(566)	(28,155)	—	(28,721)
Investment losses	—	188	10,482	—	10,670

Changes in operating assets and liabilities:
Restricted cash	(16)	—	(262)	—	(278)
Tenant receivables	—	—	843	—	843
Deferred leasing costs	—	—	(21,621)	—	(21,621)
Other assets	(8,332)	—	(6,481)	—	(14,813)
Accounts payable, accrued expenses, and tenant security deposits	(35,351)	(592)	42,106	—	6,163
Net cash (used in) provided by operating activities	(117,380)	(855)	410,086	—	291,851

Investing Activities
Proceeds from sales of real estate	—	—	27,332	—	27,332
Additions to real estate	—	—	(638,568)	—	(638,568)
Purchase of real estate	—	—	(18,108)	—	(18,108)
Deposits for investing activities	—	—	(54,998)	—	(54,998)
Investments in subsidiaries	(301,852)	(365,132)	(7,405)	674,389	—
Investments in unconsolidated real estate JVs	—	—	(6,924)	—	(6,924)
Additions to investments	—	—	(68,384)	—	(68,384)
Sales of investments	—	1,174	34,121	—	35,295
Repayment of notes receivable	—	—	9,054	—	9,054
Net cash used in investing activities	$(301,852)	$(363,958)	$(723,880)	$674,389	$(715,301)

15.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2016
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$215,330	$—	$215,330
Repayments of borrowings from secured notes payable	—	—	(234,096)	—	(234,096)
Proceeds from issuance of unsecured senior notes payable	348,604	—	—	—	348,604
Borrowings from unsecured senior line of credit	2,349,000	—	—	—	2,349,000
Repayments of borrowings from unsecured senior line of credit	(2,084,000)	—	—	—	(2,084,000)
Repayment of borrowings from unsecured bank term loans	(200,000)	—	—	—	(200,000)
Transfer to/from parent company	(69,139)	364,813	378,715	(674,389)	—
Change in restricted cash related to financing activities	—	—	7,742	—	7,742
Payment of loan fees	(12,401)	—	(4,098)	—	(16,499)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(98,633)	—	—	—	(98,633)
Proceeds from the issuance of common stock	367,802	—	—	—	367,802
Dividends on common stock	(177,966)	—	—	—	(177,966)
Dividends on preferred stock	(17,487)	—	—	—	(17,487)
Financing costs paid for sale of noncontrolling interests	—	—	(8,093)	—	(8,093)
Contributions from and sale of noncontrolling interests	—	—	68,621	—	68,621
Distributions to and purchase of noncontrolling interests	—	—	(62,605)	—	(62,605)
Net cash provided by financing activities	405,780	364,813	361,516	(674,389)	457,720

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,440)	—	(1,440)

Net (decrease) increase in cash and cash equivalents	(13,452)	—	46,282	—	32,830
Cash and cash equivalents as of the beginning of period	31,982	—	93,116	—	125,098
Cash and cash equivalents as of the end of period	$18,530	$—	$139,398	$—	$157,928

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$58,062	$—	$758	$—	$58,820

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$23,023	$—	$23,023

Non-Cash Financing Activities:
Redemption of redeemable noncontrolling interests	$—	$—	$(5,000)	$—	$(5,000)

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT uniquely focused on collaborative life science and technology campuses in AAA innovation cluster locations with a total market capitalization of $16.1 billion and an asset base in North America of 28.6 million SF as of September 30, 2017. The asset base in North America includes 20.6 million RSF of operating properties, including 1.5 million RSF of development and redevelopment of new Class A properties currently undergoing construction. Additionally, the asset base in North America includes 8.0 million SF of future development projects, including 1.1 million SF of near-term projects undergoing marketing for lease and pre-construction activities and 3.3 million SF of intermediate-term development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. We have a longstanding and proven track record of developing Class A properties clustered in urban life science and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of September 30, 2017:

•	Investment-grade tenants represented 50% of our total annual rental revenue;

•
Approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent;

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

Executive summary

“Green Star” designation from the Global Real Estate Sustainability Benchmark (“GRESB”)

During the three months ended September 30, 2017, we were awarded a “Green Star” designation by GRESB and recognized as the top-ranked company in the U.S. in the GRESB Health & Well-being Module for our practices promoting the health, safety, and well-being of our tenants, employees, and partners.

Increased common stock dividend

Common stock dividend for the three months ended September 30, 2017, of $0.86 per common share, up 6 cents, or 8%, over the three months ended September 30, 2016; continuation of our strategy to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

Strong internal growth

•	Total revenues:

•	$285.4 million, up 23.9%, for the three months ended September 30, 2017, compared to $230.4 million for the three months ended September 30, 2016

•	$829.3 million, up 23.3%, for the nine months ended September 30, 2017, compared to $672.5 million for the nine months ended September 30, 2016

•	Executed key leases during the three months ended September 30, 2017:

•	199,846 RSF at our development project at 100 Binney Street in our Cambridge submarket, including 130,803 RSF leased to Facebook, Inc.

•	153,203 RSF renewal and expansion at 455 Mission Bay Boulevard South with Nektar Therapeutics in our Mission Bay/SoMa submarket

•	84,550 RSF at 10300 Campus Point Drive, in our University Town Center submarket
•Continued substantial leasing activity and strong rental rate growth, in light of minimal contractual lease expirations for 2017, and a highly leased value-creation pipeline:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total leasing activity – RSF	786,925	3,189,483
Lease renewals and re-leasing of space:
Rental rate increases	24.2%	25.2%
Rental rate increases (cash basis)	10.0%	13.3%
RSF (included in total leasing activity above)	448,472	1,931,477

•	Same property net operating income growth:

•	2.2% and 7.8% (cash basis) for the three months ended September 30, 2017, compared to the three months ended September 30, 2016

•	2.3% and 6.2% (cash basis) for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016

Strong external growth; disciplined allocation of capital to visible, multiyear, highly leased value-creation pipeline

•	Key development projects placed into service during the three months ended September 30, 2017, weighted toward the end of the quarter:

•
341,776 RSF, 100% leased to Bristol-Myers Squibb Company and Facebook, Inc. at 100 Binney Street in our Cambridge submarket; expect delivery of the remaining 91,155 RSF, 100% leased in the first quarter of 2018; improvements in initial stabilized yield and initial stabilized yield (cash basis) of 50 and 40 bps to 8.2% and 7.4%, respectively, primarily driven by 18% cost savings from (i) redesign of space, (ii) competitive bidding and project management, and (iii) lower amount of office/laboratory space and higher office space; and

•	17,620 RSF leased to ClubCorp Holdings, Inc. at 400 Dexter Avenue North in our Lake Union submarket.

•	81% leased on 1.5 million RSF development and redevelopment projects undergoing construction.

•	Deliveries of new Class A properties drive significant growth in net operating income:

Delivery Date	RSF	Percentage Leased	Incremental Annual Net Operating Income
YTD 3Q17	663,672	100%	$51 million
4Q17	651,738	95%	$38 million to $42 million

•
Development and redevelopment projects recently placed into service will drive contractual growth in cash rents aggregating $70 million, of which $60 million will commence through the third quarter of 2018 ($10 million in the fourth quarter of 2017, $23 million in first quarter of 2018, $14 million in the second quarter of 2018, and $13 million in the third quarter of 2018).

•
Completed strategic acquisitions of four development and redevelopment properties during the three months ended September 30, 2017, for an aggregate purchase price of $110.7 million, consisting of: (i) a future development project aggregating 280,000 RSF in our South San Francisco submarket, (ii) two properties aggregating 203,757 RSF, including 59,173 RSF of space undergoing redevelopment in our Route 128 submarket, and (iii) a redevelopment project consisting of 45,039 RSF in our Rockville submarket.

Operating results

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
Net income (loss) attributable to Alexandria’s common stockholders – diluted:
In millions	$51.3	$5.5	$45.8	N/A	$108.6	$(126.0)	$234.6	N/A
Per share	$0.55	$0.07	$0.48	N/A	$1.20	$(1.69)	$2.89	N/A
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$140.8	$107.6	$33.1	30.8%	$407.5	$305.8	$101.7	33.3%
Per share	$1.51	$1.39	$0.12	8.6%	$4.49	$4.09	$0.40	9.8%

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items at the beginning of the “Results of Operations” section within this Item 2 for additional information.

Core operating metrics and internal growth as of and for the three months ended September 30, 2017

•	Percentage of annual rental revenue in effect from:

•	Investment-grade tenants: 50%

•	Class A properties in AAA locations: 78%

•	Occupancy in North America: 96.1%

•	Operating margin: 71%

•	Adjusted EBITDA margin: 68%

•	Weighted-average remaining lease term of Top 20 tenants: 13.2 years

Balance sheet management

Key metrics

	As of
	September 30, 2017
Total market capitalization	$16.1	billion
Liquidity	$1.7	billion

Net debt to Adjusted EBITDA:
Quarter annualized	6.1x
Trailing 12 months	6.4x

Fixed-charge coverage ratio:
Quarter annualized	4.1x
Trailing 12 months	4.0x

Unhedged variable-rate debt as a percentage of total debt	12%
Current and future value-creation pipeline as a percentage of gross investments in real estate in North America	12%

Key capital events

•
In August 2017, we entered into an ATM common stock program that allows us to sell up to an aggregate of $750.0 million of our common stock. During the three months ended September 30, 2017, we sold an aggregate of 2.1 million shares of common stock for gross proceeds of $249.9 million, or $119.94 per share, and received net proceeds of $245.8 million. As of September 30, 2017, we had $500.1 million available for future sales of common stock under the ATM program.

Corporate social responsibility and industry leadership

•	48% of total annual rental revenue is expected from LEED® certified projects upon completion of 13 in-process projects.

•
During the three months ended September 30, 2017, we were awarded a “Green Star” designation by GRESB and recognized as the top-ranked company in the U.S. in the GRESB Health & Well-being Module for our practices promoting the health, safety, and well-being of our tenants, employees, and partners. Our GRESB score exceeded that of both the U.S. listed average REIT and the global GRESB average.

•
During three months ended September 30, 2017, we expanded our support of the U.S. military with the kickoff of the future headquarters of The Honor Foundation in San Diego, in partnership with the Navy SEAL Foundation. We will provide 8,000 RSF of collaborative and innovative space at 11055 Roselle Street located in our Sorrento Valley submarket, where the organization will offer programs and events to help transition Navy SEALs and other U.S. Special Operations personnel back into private-sector jobs and careers.

Incremental annual net operating income from development and redevelopment of new Class A properties

(1)
RSF and percentage leased represent 100% of each property. Incremental annual net operating income represents incremental annual net operating income upon stabilization of our development and redevelopment of new Class A properties, including only our share of real estate joint venture projects. Deliveries of space with multi-tenant development projects are included in each respective period of delivery.

(2)	Expected deliveries of projects are weighted toward the middle of the quarter. 91,155 RSF at 100 Binney Street in our Cambridge submarket will be placed in service in the first quarter of 2018.

Operating summary

Favorable Lease Structure(1)		Same Property Net Operating Income Growth

Stable cash flows
Percentage of triple net leases	97%
Increasing cash flows
Percentage of leases containing annual rent escalations	95%
Lower capex burden
Percentage of leases providing for the recapture of capital expenditures	94%

Margins(2)		Rental Rate Growth: Renewed/Re-Leased Space

Adjusted EBITDA	Operating
68%	71%

(1)	Percentages calculated based on RSF as of September 30, 2017.

(2)	Represents the three months ended September 30, 2017.

Cash Flows from High-Quality, Diverse, and Innovative Tenants

Annual Rental Revenue from Investment-Grade Tenants(1) A REIT Industry-Leading Tenant Roster

50%

Tenant Mix

Public Biotechnology
25%
Life Science Product, Service, and Device
18%
Private Biotechnology
8%
Technology
7%
Other
4%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
14%
Multinational Pharmaceutical
24%

Percentage of ARE’s Annual Rental Revenue(1)

(1)	Represents annual rental revenue in effect as of September 30, 2017.

High-Quality Cash Flows from Class A Properties in AAA Locations

Class A Properties in AAA Locations	AAA Locations

San Francisco
20%
New York City
7%
San Diego
16%
Seattle
5%
6%
Maryland
3%
Research Triangle Park
2%
Other Markets
Greater Boston
41%

78%
of ARE’s Annual Rental Revenue(1)
Percentage of ARE’s Annual Rental Revenue(1)
Solid Demand for Class A Properties in AAA Locations Drives Solid Occupancy

Solid Historical Occupancy(2)	Occupancy across Key Locations

96.1%
95.9%
100.0%
99.8%
92.4%(3)
98.2%
93.6%
98.1%
North America
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle Park

95%
Over 10 Years
Occupancy of Operating Properties as of September 30, 2017

(1)	Represents annual rental revenue in effect as of September 30, 2017.

(2)	Average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of September 30, 2017.

(3)
In December 2016, Eli Lilly and Company vacated 125,409 RSF, or 3% of RSF in San Diego, at 10300 Campus Point Drive in our University Town Center submarket and relocated and expanded into 305,006 RSF at 10290 Campus Point Drive.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended		Nine Months Ended			Year Ended
	September 30, 2017		September 30, 2017			December 31, 2016
	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent		Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space (1)
Rental rate changes	24.2%	10.0%	25.2%		13.3%	27.6%		12.0%
New rates	$59.84	$57.59	$51.30		$48.24	$48.60		$45.83
Expiring rates	$48.19	$52.37	$40.97		$42.56	$38.09		$40.92
Rentable square footage	448,472		1,931,477			2,129,608
Tenant improvements/leasing commissions	$18.52		$19.54	(2)		$15.69
Weighted-average lease term	6.4 years		6.2 years			5.5 years

Developed/redeveloped/previously vacant space leased
New rates	$57.81	$56.65	$36.19		$32.92	$50.24		$38.72
Rentable square footage	338,453		1,258,006			1,260,459
Tenant improvements/leasing commissions	$11.95		$8.57			$12.42
Weighted-average lease term	8.0 years		9.5 years			32.6 years	(3)

Leasing activity summary (totals):
New rates	$58.97	$57.19	$45.34		$42.20	$49.21		$43.19
Rentable square footage	786,925		3,189,483	(4)		3,390,067
Tenant improvements/leasing commissions	$15.70		$15.21			$14.48
Weighted-average lease term	7.1 years		7.5 years			15.6 years

Lease expirations: (1)
Expiring rates	$49.19	$53.16	$40.27		$41.75	$36.70		$39.32
Rentable square footage	470,165		2,228,871			2,484,169

Leasing activity includes 100% of results for properties managed by us. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for a description of the basis used to compute the measures above.

(1)	Excludes 29 month-to-month leases for 51,968 RSF and 20 month-to-month leases for 31,207 RSF as of September 30, 2017, and December 31, 2016, respectively.

(2)
Includes approximately $9.7 million, or $17.40 per RSF, of leasing commissions related to lease renewals and re-leasing space for five leases in our Greater Boston and San Francisco markets with a weighted average lease term of 10 years and rental rate increases of 28.1% and 20.5% (cash basis).

(3)	2016 information includes the 75-year ground lease with Uber at 1455 and 1515 Third Street. The average lease term excluding this ground lease was 10.7 years.

(4)
During the nine months ended September 30, 2017, we granted tenant concessions/free rent averaging 2.1 months with respect to the 3,189,483 RSF leased. Approximately 70% of the leases executed during the nine months ended September 30, 2017, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of
September 30, 2017:

Year	Number of Leases	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)	Percentage of Total Annual Rental Revenue

2017 (1)	12	160,013	0.9%	$49.71	0.9%
2018	105	1,349,740	7.4%	$38.46	6.1%
2019	84	1,419,777	7.7%	$41.06	6.9%
2020	104	1,861,344	10.1%	$38.48	8.4%
2021	85	1,665,047	9.1%	$42.01	8.2%
2022	72	1,325,010	7.2%	$44.54	6.9%
2023	40	1,703,829	9.3%	$42.50	8.5%
2024	29	1,349,860	7.4%	$48.49	7.7%
2025	18	545,918	3.0%	$50.38	3.2%
2026	16	699,825	3.8%	$45.68	3.8%
Thereafter	61	6,267,531	34.1%	$53.27	39.4%

Lease expirations include 100% of the RSF for each property managed by us in North America.

(1)	Excludes 29 month-to-month leases for 51,968 RSF as of September 30, 2017.

The following tables present information by market with respect to our lease expirations in North America as of September 30, 2017, for the remainder of 2017 and all of 2018:

	2017 Contractual Lease Expirations							Annual Rental Revenue (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Development/Redevelopment		Remaining Expiring Leases		Total (1)
Market
Greater Boston	33,291	11,894	—		36,506		81,691	$46.78
San Francisco	—	—	—		—		—	—
New York City	9,131	—	—		—		9,131	N/A
San Diego	3,514	—	—		24,581		28,095	37.79
Seattle	—	—	—		6,180		6,180	52.89
Maryland	14,141	—	—		—		14,141	22.27
Research Triangle Park	—	—	—		—		—	—
Canada	—	—	—		—		—	—
Non-cluster markets	—	—	—		20,775		20,775	24.45
Total	60,077	11,894	—		88,042		160,013	$49.71
Percentage of expiring leases	38%	7%	—%		55%		100%

	2018 Contractual Lease Expirations							Annual Rental Revenue (per RSF)
	Leased	Negotiating/ Anticipating	Targeted for Development/Redevelopment		Remaining Expiring Leases		Total
Market
Greater Boston	23,419	57,160	—		209,405	(2)	289,984	$58.15
San Francisco	35,562	54,569	321,971	(3)	73,502		485,604	35.26
New York City	—	—	—		6,821		6,821	N/A
San Diego	15,741	20,220	—		274,570	(4)	310,531	34.04
Seattle	—	15,264	—		—		15,264	43.66
Maryland	5,104	49,852	—		31,986		86,942	20.45
Research Triangle Park	—	—	—		62,760		62,760	25.94
Canada	—	19,992	—		60,697		80,689	21.00
Non-cluster markets	—	—	—		11,145		11,145	26.02
Total	79,826	217,057	321,971		730,886		1,349,740	$38.46
Percentage of expiring leases	6%	16%	24%		54%		100%

Lease expirations include 100% of the RSF for each property managed by us in North America. Annual rental revenue (per RSF) represents amounts in effect as of September 30, 2017.

(1)	Excludes 29 month-to-month leases for 51,968 RSF as of September 30, 2017.

(2)
Includes 186,769 RSF located in our Cambridge submarket for the remaining expiring leases in 2018, of which no single expiring lease is greater than 30,000 RSF. Lease expirations aggregating 46,356 RSF at 161 First Street will remain unoccupied until the completion of the adjacent 50 Rogers Street residential development project.

(3)
Includes 195,000 RSF expiring during the three months ended March 31, 2018, at 960 Industrial Road, a recently acquired property located in our Greater Stanford submarket. We are pursuing entitlements aggregating 500,000 RSF for a multi-building development. Also includes 126,971 RSF of office space targeted for redevelopment into office/laboratory space upon expiration of the existing lease in the three months ended September 30, 2018, at 681 Gateway Boulevard in our South San Francisco submarket. Concurrent with our redevelopment, we anticipate expanding the building by an additional 15,000 to 30,000 RSF and expect the project to be delivered in 2019.

(4)
The two largest expiring leases in 2018 are 71,510 RSF in January 2018 at 9880 Campus Point Drive in our University Town Center submarket, which is under evaluation for options to renovate the building to create a Class A office/laboratory property, and 56,698 RSF at 6138/6150 Nancy Ridge Drive in our Sorrento Mesa submarket, which we are currently marketing.

Top 20 tenants

77% of Top 20 Annual Rental Revenue from Investment-Grade Tenants

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 4.0% of our annual rental revenue in effect as of September 30, 2017. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of September 30, 2017 (dollars in thousands):

		Remaining Lease Term in Years (1)		Aggregate RSF	Annual Rental Revenue (1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Ratings

	Tenant						Moody’s		S&P
1	Illumina, Inc.	12.8		891,495	$34,484	4.0%	—		BBB
2	Takeda Pharmaceutical Company Ltd.	12.5		386,111	30,610	3.5	A1		A-
3	Eli Lilly and Company	12.1		469,266	29,334	3.4	A2		AA-
4	Bristol-Myers Squibb Company	10.2		460,050	28,758	3.3	A2		A+
5	Novartis AG	9.1		377,831	28,627	3.3	Aa3		AA-
6	Sanofi	10.5		446,975	25,205	2.9	A1		AA
7	Uber Technologies, Inc.	75.2	(2)	422,980	22,130	2.5	—		—
8	New York University	12.9		209,224	20,651	2.4	Aa2		AA-
9	bluebird bio, Inc.	9.3		262,261	20,101	2.3	—		—
10	Roche	4.4		343,861	17,597	2.0	A1		AA
11	Amgen Inc.	6.5		407,369	16,838	1.9	Baa1		A
12	Massachusetts Institute of Technology	7.7		256,126	16,729	1.9	Aaa		AAA
13	Celgene Corporation	5.9		360,014	15,276	1.8	Baa2		BBB+
14	United States Government	7.8		264,358	15,007	1.7	Aaa		AA+
15	FibroGen, Inc.	6.1		234,249	14,198	1.6	—		—
16	Biogen Inc.	11.0		305,212	13,278	1.5	Baa1		A-
17	Juno Therapeutics, Inc.	11.5		241,276	12,619	1.5	—		—
18	The Regents of the University of California	5.9		233,527	10,733	1.2	Aa2		AA
19	Merrimack Pharmaceuticals, Inc.	1.5	(3)	141,432	9,998	1.2	—		—
20	Foundation Medicine, Inc. (4)	6.4		171,446	9,910	1.1	—	(4)	—	(4)
	Total/weighted average	13.2	(5)	6,885,063	$392,083	45.0%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)	Based on percentage of aggregate annual rental revenue in effect as of September 30, 2017.

(2)	Represents a ground lease with Uber Technologies, Inc. at 1455 and 1515 Third Street.

(3)	Tenant added through the acquisition of a nine-building campus at Alexandria Center® at One Kendall Square, located in our Cambridge submarket.

(4)	As of June 30, 2017, Roche (A1/AA) owned approximately 59% of the outstanding stock of Foundation Medicine, Inc.

(5)	Excluding the ground lease to Uber Technologies, Inc., the weighted-average remaining lease term for our top 20 tenants was 9.4 years as of September 30, 2017.

Locations of properties

The locations of our properties are diversified among a number of life science and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of September 30, 2017, in North America of our properties by market (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	6,135,551	91,155	59,173	6,285,879	30%	53	$360,005	41%	$61.19
San Francisco	3,738,400	750,930	—	4,489,330	22	34	171,661	20	45.92
New York City	727,674	—	—	727,674	4	2	63,128	7	86.93
San Diego	3,892,451	170,523	163,648	4,226,622	21	52	137,174	16	38.16
Seattle	1,006,705	31,215	—	1,037,920	5	11	47,671	5	48.21
Maryland	2,085,196	—	45,039	2,130,235	10	29	50,706	6	25.99
Research Triangle Park	1,043,726	—	175,000	1,218,726	6	16	25,371	3	24.77
Canada	256,967	—	—	256,967	1	3	6,562	1	25.75
Non-cluster markets	268,689	—	—	268,689	1	6	6,060	1	25.46
North America	19,155,359	1,043,823	442,860	20,642,042	100%	206	$868,338	100%	$47.19

RSF, number of properties, and annual rental revenue include 100% of each property managed by us in North America.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating assets and our assets under redevelopment in each of our North America markets as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	9/30/17		6/30/17	9/30/16	9/30/17	6/30/17	9/30/16
Greater Boston	95.9%		96.2%	98.3%	95.0%	96.2%	98.3%
San Francisco	100.0		99.6	99.8	100.0	99.6	99.8
New York City	99.8		99.3	95.0	99.8	99.3	95.0
San Diego	92.4	(1)	91.7	93.0	88.6	88.0	81.1
Seattle	98.2		97.2	98.4	98.2	97.2	98.4
Maryland	93.6		93.0	97.4	91.6	93.0	97.4
Research Triangle Park	98.1		95.9	98.7	84.0	82.1	98.7
Subtotal	96.1		95.7	97.3	93.9	94.0	94.4
Canada	99.2		99.2	99.3	99.2	99.2	99.3
Non-cluster markets	88.6		88.4	88.2	88.6	88.4	88.2
North America	96.1%		95.7%	97.1%	93.9%	94.0%	94.4%

Occupancy includes 100% of each property managed by us in North America.

(1)
In December 2016, Eli Lilly and Company vacated 125,409 RSF or 3% of RSF in San Diego, at 10300 Campus Point Drive in our University Town Center submarket and relocated and expanded into 305,006 RSF at 10290 Campus Point Drive.

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in world-class collaborative life science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset values. Our pre-construction activities are undertaken in order to get the property ready for its intended use, and include such activities as developing plans or obtaining permits. Our investments in real estate consisted of the following as of September 30, 2017 (dollars in thousands):

	Investments in Real Estate	Square Feet
		Consolidated	Unconsolidated (1)	Total
Investments in real estate:
Rental properties	$10,387,875	18,944,650	210,709	19,155,359

Development and redevelopment of new Class A properties:
Undergoing construction
Development projects – target delivery in 2017	466,047	651,738	—	651,738
Development projects – target delivery in 2018 and 2019	143,038	392,085	—	392,085
		1,043,823	—	1,043,823

Redevelopment projects – target delivery in 2018 and 2019	59,224	442,860	—	442,860
		20,431,333	210,709	20,642,042

Near-term projects undergoing marketing and pre-construction: target delivery in 2018 and 2019	114,954	1,148,000	—	1,148,000
Intermediate-term development projects	333,870	3,263,653	—	3,263,653
Future development projects	289,314	3,981,362	—	3,981,362
Portion of developable square feet that will replace existing RSF included in rental properties (2)	N/A	(451,310)	—	(451,310)
		7,941,705	—	7,941,705

Gross investments in real estate	11,794,322	28,373,038	210,709	28,583,747

Less: accumulated depreciation	(1,785,115)
Net investments in real estate – North America	10,009,207
Net investments in real estate – Asia	37,314
Investments in real estate	$10,046,521

(1)	Our share of the cost basis associated with unconsolidated square feet is classified in investments in unconsolidated real estate joint ventures in our unaudited consolidated balance sheets.

(2)	Refer to footnotes 2 through 4 on the “Summary of Pipeline” section within this Item 2.

ALEXANDRIA SUSTAINABILITY

Making a positive and meaningful impact on the health, safety, and well-being of our tenants, shareholders, employees, and the communities in which we live and work.

GRESB 2017 Results

GRESB Green Star 2017

#1 2017 GRESB HEALTH & WELL-BEING COMPANY IN THE U.S.

Leader in Green Development

100% New Ground-Up Developments Target Minimum LEED® Gold Certification

47 LEED® Projects (1)
5 Platinum
27 Gold
15 Silver

48% % of ARE's Total Annual Rental Revenue from LEED® Projects (1)

Committed to Continuous Sustainability Improvements

5% Reduction of Same Property Greenhouse Gas Pollution from 2015 to 2016

86 Efficiency Projects on Operating Properties from 2015 to 2016

Leader in Health & Wellness

7 Fitwel® Certified Projects (2)
5 | ★ ★ ★
1 | ★ ★
1 | ★

1.9 Million RSF (2)

fitwel℠
First REIT to Be Named Fitwel Champion

(1)    Upon completion of 13 projects pursuing LEED® certification.
(2)    Upon completion of one project pursuing Fitwel certification.

Acquisitions

Our real estate asset acquisitions during the nine months ended September 30, 2017, consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Anticipated Use	Occupancy	Square Footage			Purchase Price
						Operating	Redevelopment	Future Development

First half of 2017 acquisitions:
325 Binney Street	Cambridge/Greater Boston	3/29/17	—	Office/lab, residential	N/A	—	—	208,965	$80,250
88 Bluxome Street	Mission Bay/SoMa/San Francisco	1/10/17	1	Office/lab	100%	232,470	—	1,070,925	130,000
960 Industrial Road	Greater Stanford/San Francisco	5/17/17	1	Office/lab	100%	195,000	—	500,000	64,959
825 and 835 Industrial Road	Greater Stanford/San Francisco	6/1/17	—	Office/lab	N/A	—	—	530,000	85,000
1450 Page Mill Road (1)	Greater Stanford/San Francisco	6/1/17	1	Office	100%	77,634	—	—	85,300
3050 Callan Road and Vista Wateridge	Torrey Pines/Sorrento Mesa/ San Diego	3/24/17	—	Office/lab	N/A	—	—	229,000	8,250
5 Laboratory Drive	Research Triangle Park/RTP	5/25/17	1	Office/lab	N/A	—	175,000	—	8,750
			4			505,104	175,000	2,538,890	462,509
Third quarter of 2017 acquisitions:
266 and 275 Second Avenue	Route 128/Greater Boston	7/11/17	2	Office/lab	100%	144,584	59,173	—	71,000
201 Haskins Way	South San Francisco/ San Francisco	9/11/17	1	Office/lab	100%	23,840	—	280,000	33,000
9900 Medical Center Drive	Rockville/Maryland	8/4/17	1	Office/lab	N/A	—	45,039	—	6,700
			4			168,424	104,212	280,000	110,700
Pending:
1455 and 1515 Third Street (acquisition of remaining 49% interest)	Mission Bay/SoMa/San Francisco	11/10/16	2	Ground lease	100%	422,980	—	—	37,800	(2)
Other									60,000
							279,212	2,818,890	$671,009

We expect to provide total estimated costs at completion and related yields of development and redevelopment projects in the future.

(1)
Technology office building, subject to a 51-year ground lease, located in Stanford Research Park, a collaborative business community that supports innovative companies in their research and development pursuits. This recently constructed building is 100% leased to Infosys Limited for 12 years, and we expect initial stabilized yields of 7.3% and 5.8% (cash basis).

(2)
Acquisition of the remaining 49% interest in our unconsolidated real estate joint venture with Uber Technologies, Inc. (“Uber”) was completed in November 2016. A portion of the consideration is payable in three equal installments upon Uber’s completion of construction milestones. The first installment of $18.9 million was paid during the three months ended June 30, 2017. We expect the second and third installments to be paid during the three months ending December 31, 2017, and March 31, 2018, respectively.

Real estate asset sales

Our real estate asset sales completed during the nine months ended September 30, 2017, consisted of the following (dollars in thousands):

			Net Operating Income (1)	Net Operating Income (Cash Basis) (1)	Contractual Sales Price	Gain
Property/Market/Submarket	Date of Sale	RSF
6146 Nancy Ridge Drive/San Diego/Sorrento Mesa	1/6/17	21,940	N/A	N/A	$3,000	$270
1401/1413 Research Boulevard/Maryland/Rockville (2)	5/17/17	90,000	N/A	N/A	7,937	111
360 Longwood Avenue/Greater Boston/Longwood Medical Area (3)	7/6/17	203,090	$4,313	$4,168	65,701	14,106
					$76,638	$14,487

(1)	Represents annualized amounts for the quarter ended prior to the date of sale. Net operating income (cash basis) excludes straight-line rent and amortization of acquired below-market leases.

(2)
In May 2017, we completed the sale of a partial interest in our land parcels at 1401/1413 Research Boulevard, located in our Rockville submarket. The sale was executed with a distinguished retail real estate developer for the development of a 90,000 RSF retail shopping center. We contributed the land parcels at a fair value of $7.9 million into a new entity, our partner contributed $3.9 million, and we received a distribution of $0.7 million. In addition, the real estate joint venture obtained a non-recourse secured construction loan with aggregate commitments of $25.0 million, which is expected to fund the remaining construction costs to complete the project, and we do not expect to make additional equity contributions to the real estate joint venture.

(3)
Represents the sale of a condominium interest for 49% of the building RSF, or 203,090 RSF, in our unconsolidated real estate joint venture property. Net operating income, net operating income (cash basis), contractual sales price, and gain represent our 27.5% share related to the sale of the condominium interest. In August 2017, the unconsolidated real estate joint venture entered into a mortgage loan agreement, secured by the remaining interest in the property. During the nine months ended September 30, 2017, we received a cash distribution of $38.8 million from the joint venture, primarily from the condominium sale and loan refinancing.

Disciplined management of ground-up development

External growth – value-creation development and redevelopment of new Class A properties placed into service in the last 12 months

100 Binney Street	360 Longwood Avenue	1455 and 1515 Third Street	ARE Spectrum
Greater Boston/Cambridge	Greater Boston/Longwood Medical Area	San Francisco/Mission Bay/SoMa	San Diego/Torrey Pines
341,776 RSF	413,799 RSF	422,980 RSF	165,938 RSF
Bristol-Myers Squibb Company Facebook, Inc.	Dana-Farber Cancer Institute, Inc. The Children’s Hospital Corporation Brigham and Women’s Hospital	Uber Technologies, Inc.	The Medicines Company Celgene Corporation Wellspring Biosciences LLC

10290 Campus Point Drive	5200 Illumina Way, Parking Structure	4796 Executive Drive	400 Dexter Avenue North
San Diego/University Town Center	San Diego/University Town Center	San Diego/University Town Center	Seattle/Lake Union
305,006 RSF	N/A	61,755 RSF	258,896 RSF
Eli Lilly and Company	Illumina, Inc.	Otonomy, Inc.	Juno Therapeutics, Inc. ClubCorp Holdings, Inc.

RSF represents the cumulative RSF that have been placed into service.

External growth – value-creation development and redevelopment of new Class A properties placed into service in the last 12 months (continued)

The following table presents value-creation development and redevelopment of new Class A properties placed into service during the 12 months ended September 30, 2017 (dollars in thousands):

Property/Market/Submarket	Our Ownership Interest	Date Delivered	RSF in Service						Total Project					Unlevered Yields (1)
			Prior to 10/1/16	Placed into Service				Total						Average Cash		Initial Stabilized Cash Basis		Initial Stabilized
				4Q16	1Q17	2Q17	3Q17		Leased	RSF		Investment
Consolidated development projects
100 Binney Street/Greater Boston/Cambridge	100%	9/21/17	—	—	—	—	341,776	341,776	100%	432,931		$439,000	(2)	8.5%	(2)	7.4%	(2)	8.2%	(2)
1455 and 1515 Third Street/ San Francisco/Mission Bay/SoMa	100%	11/10/16	—	422,980	—	—	—	422,980	100%	422,980		$155,000		14.5%		7.0%		14.4%
ARE Spectrum/San Diego/ Torrey Pines	100%	Various	102,938	—	31,336	31,664	—	165,938	98%	336,461		$278,000		6.9%		6.1%		6.4%
5200 Illumina Way, Parking Structure/San Diego/ University Town Center	100%	5/15/17	—	—	—	N/A	—	N/A	100%	N/A		$60,000		7.0%		7.0%		7.0%
4796 Executive Drive/ San Diego/ University Town Center	100%	12/1/16	—	61,755	—	—	—	61,755	100%	61,755		$41,000		8.0%		7.0%		7.4%
400 Dexter Avenue North/Seattle/ Lake Union	100%	Various	—	—	241,276	—	17,620	258,896	89%	290,111		$232,000		7.3%		6.9%		7.2%

Consolidated redevelopment projects
10290 Campus Point Drive/ San Diego/ University Town Center	55%	12/2/16	—	305,006	—	—	—	305,006	100%	305,006		$231,000		7.7%		6.8%		7.1%

Unconsolidated joint venture development project
360 Longwood Avenue/ Greater Boston/ Longwood Medical Area (3)	27.5%	Various	313,407	100,392	—	—	—	413,799	80%	413,799	(3)	$108,965		8.2%		7.3%		7.8%
Total			416,345	890,133	272,612	31,664	359,396	1,970,150

Development and redevelopment projects recently placed into service will drive contractual growth in cash rents aggregating $70 million, of which $60 million will commence through the third quarter of 2018 ($10 million in the fourth quarter of 2017, $23 million in first quarter of 2018, $14 million in the second quarter of 2018, and $13 million in the third quarter of 2018).

(1)	Upon stabilization of the property.

(2)
Improvement of our initial yields is due to 18% overall cost savings. Cost savings were driven primarily by: (i) the redesign of space for Bristol-Myers Squibb Company drove 61% of the cost savings, (ii) competitive bidding and project management drove 25% of the cost savings, and (iii) a slightly lower amount of office/laboratory space and higher office space drove 14% of the cost savings. Adjacent is our originally disclosed total project investment and unlevered yields:

(3)	Refer to the “Real Estate Asset Sales” section within this Item 2 for additional information.

		Unlevered Yields
	Investment	Average Cash	Initial Stabilized Cash Basis	Initial Stabilized
Final	$439,000	8.5%	7.4%	8.2%
Original	$535,000	7.9%	7.0%	7.7%

Development of new Class A properties: 2017 deliveries (projects undergoing construction)

510 Townsend Street	505 Brannan Street, Phase I	ARE Spectrum	400 Dexter Avenue North
San Francisco/Mission Bay/SoMa	San Francisco/Mission Bay/SoMa	San Diego/Torrey Pines	Seattle/Lake Union
300,000 RSF	150,000 RSF	170,523 RSF	31,215 RSF
Stripe, Inc.	Pinterest, Inc.	Vertex Pharmaceuticals Incorporated	Negotiating/Juno Therapeutics, Inc.

The following table sets forth a summary of our development of new Class A properties anticipated to be delivered in 2017, as of September 30, 2017 (dollars in thousands):

	Project RSF			Percentage			Occupancy
Property/Market/Submarket	In Service	CIP	Total	Leased	Negotiating	Total	Initial	Stabilized
ARE Spectrum/San Diego/Torrey Pines	165,938	170,523	336,461	98%	—%	98%	1Q17	4Q17
400 Dexter Avenue North/Seattle/Lake Union	258,896	31,215	290,111	89%	11%	100%	1Q17	4Q17
510 Townsend Street/San Francisco/Mission Bay/SoMa	—	300,000	300,000	100%	—%	100%	4Q17	4Q17
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	—	150,000	150,000	100%	—%	100%	4Q17	4Q17
Total	424,834	651,738	1,076,572	97%	2%	99%

						Unlevered Yields
Property/Market/Submarket	Our Ownership Interest			Cost to Complete	Total at Completion	Average Cash	Initial Stabilized Cash Basis	Initial Stabilized
		In Service	CIP
ARE Spectrum/San Diego/Torrey Pines	100%	$103,170	$143,149	$31,681	$278,000	6.9%	6.1%	6.4%
400 Dexter Avenue North/Seattle/Lake Union	100%	188,919	19,243	23,838	232,000	7.3%	6.9%	7.2%
510 Townsend Street/San Francisco/Mission Bay/SoMa	100%	—	187,133	50,867	238,000	7.9%	7.0%	7.2%
505 Brannan Street, Phase I/San Francisco/Mission Bay/SoMa	99.7%	—	116,522	24,478	141,000	8.6%	7.0%	8.2%
Total		$292,089	$466,047	$130,864	$889,000

Development and redevelopment of new Class A properties: 2018 and 2019 deliveries (projects undergoing construction, and near-term projects undergoing marketing and pre-construction)

399 Binney Street	266 and 275 Second Avenue	1655 and 1715 Third Street	213 East Grand Avenue	279 East Grand Avenue
Greater Boston/Cambridge	Greater Boston/Route 128	San Francisco/Mission Bay/SoMa	San Francisco/South San Francisco	San Francisco/South San Francisco
164,000 SF	59,173 RSF	580,000 SF	300,930 RSF	199,000 SF
Multi-Tenant	Multi-Tenant	Uber Technologies, Inc.	Merck & Co., Inc.	Multi-Tenant

681 Gateway Boulevard	9625 Towne Centre Drive	1818 Fairview Avenue East	9900 Medical Center Drive	5 Laboratory Drive
San Francisco/South San Francisco	San Diego/University Town Center	Seattle/Lake Union	Maryland/Rockville	Research Triangle Park/RTP
126,971 RSF	163,648 RSF	205,000 RSF	45,039 RSF	175,000 RSF
Marketing	Takeda Pharmaceuticals Company Ltd.	Multi-Tenant	Multi-Tenant	Multi-Tenant

Development and redevelopment of new Class A properties: 2018 and 2019 deliveries (projects undergoing construction, and near-term projects undergoing marketing and pre-construction) (continued)

The following table sets forth a summary of our development and redevelopment and anticipated near-term commencements of new Class A properties projected to be delivered in 2018 and 2019, as of September 30, 2017 (dollars in thousands):

Property/Market/Submarket	Dev/Redev	Project RSF			Percentage					Project Start (1)	Occupancy (1)
		In Service	CIP	Total	Leased		Negotiating		Total		Initial	Stabilized
Developments under construction
100 Binney Street/Greater Boston/Cambridge	Dev	341,776	91,155	432,931	100%		—%		100%	3Q15	3Q17	1Q18
213 East Grand Avenue/San Francisco/South San Francisco	Dev	—	300,930	300,930	100%		—%		100%	2Q17	1Q19	2019
		341,776	392,085	733,861	100%		—%		100%

Redevelopments under construction
266 and 275 Second Avenue/Greater Boston/Route 128	Redev	144,584	59,173	203,757	84%		—%		84%	3Q17	2Q18	2018
5 Laboratory Drive/Research Triangle Park/RTP	Redev	—	175,000	175,000	—%		39%		39%	2Q17	3Q18	2019
9625 Towne Centre Drive/San Diego/University Town Center	Redev	—	163,648	163,648	100%		—%		100%	3Q15	4Q18	2018
9900 Medical Center Drive/Maryland/Rockville	Redev	—	45,039	45,039	—%		—%		—%	3Q17	2Q18	2018
		144,584	442,860	587,444	57%		12%		69%

Near-term projects undergoing marketing and pre-construction
399 Binney Street/Greater Boston/Cambridge	Dev	—	164,000	164,000	—%		73%	(2)	73%	4Q17	4Q18	2019
1655 and 1715 Third Street/San Francisco/Mission Bay/SoMa (3)	Dev	—	580,000	580,000	100%	(3)	—%		100%	2Q18	2019	2019
279 East Grand Avenue/San Francisco/South San Francisco	Dev	—	199,000	199,000	TBD					TBD	2019	TBD
1818 Fairview Avenue East/Seattle/Lake Union	Dev	—	205,000	205,000						TBD	2019	TBD
681 Gateway Boulevard/San Francisco/South San Francisco (4)	Redev	126,971	—	126,971						4Q18	2019	TBD
		126,971	1,148,000	1,274,971

	Our Ownership Interest						Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete	Total at Completion		Average Cash		Initial Stabilized Cash Basis		Initial Stabilized

Developments under construction
100 Binney Street/Greater Boston/Cambridge	100%	$280,163	$70,143	$88,694	$439,000	(5)	8.5%	(5)	7.4%	(5)	8.2%	(5)
213 East Grand Avenue/San Francisco/South San Francisco	100%	—	72,895	187,105	260,000		7.8%		6.4%		7.2%
		$280,163	$143,038	$275,799	$699,000		8.2%		7.0%		7.8%
Redevelopments under construction
266 and 275 Second Avenue/Greater Boston/Route 128		$60,596	$9,646	TBD
5 Laboratory Drive/Research Triangle Park/RTP	100%	—	10,461
9625 Towne Centre Drive/San Diego/University Town Center	100%	—	31,880	$61,120	$93,000		7.9%		7.0%		7.0%
9900 Medical Center Drive/Maryland/Rockville	100%	—	7,237	TBD	TBD		TBD		TBD		TBD
	100%	$60,596	$59,224

Near-term projects undergoing marketing and pre-construction (6)	Various	$—	$114,954

(1)	Anticipated project start dates and initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.

(2)	Represents executed letters of intent for three leases under negotiation aggregating 119,389 RSF.

(3)
Executed an agreement to purchase a 10% interest in a joint venture with Uber and the Golden State Warriors. Our initial cash contribution is expected to be in the range from $35 million to $40 million, to be funded at closing of the joint venture in 2018. The joint venture will acquire land with completed below-grade improvements to the building foundation and parking garage and will construct two buildings aggregating 580,000 RSF, which will be 100% leased to Uber upon completion.

(4)
The building is 100% occupied through September 2018, after which we expect to redevelop the building from office to office/laboratory space and expand by an additional 15,000 to 30,000 RSF. We expect the project to be delivered in 2019.

(5)	Refer to “External Growth – Value-Creation Development and Redevelopment of New Class A Properties Placed into Service in the Last 12 Months” within this Item 2 for additional information.

(6)	The design and budget of these projects are in process, and the estimated project costs with related yields will be disclosed at a later date as they become available.

Development of new Class A properties: intermediate-term development projects

325 Binney Street	201 Haskins Way	960 Industrial Road	825 and 835 Industrial Road	Alexandria Center® for Life Science
Greater Boston/Cambridge	San Francisco/South San Francisco	San Francisco/Greater Stanford	San Francisco/Greater Stanford	New York City/Manhattan

5200 Illumina Way	Campus Point Drive	1150 Eastlake Avenue East	9800 Medical Center Drive
San Diego/University Town Center	San Diego/University Town Center	Seattle/Lake Union	Maryland/Rockville

The following table summarizes the key information for our near-term development projects in North America as of September 30, 2017 (dollars in thousands, except per SF amounts):

Market	Property/Submarket	Book Value	Project SF		Per SF
Greater Boston	325 Binney Street/Cambridge (1)	$85,518	208,965		$409
	50 Rogers Street/Cambridge	6,426	183,644	(2)	35
San Francisco	960 Industrial Road/Greater Stanford	67,902	500,000	(3)	136
	825 and 835 Industrial Road/Greater Stanford	90,018	530,000		170
	201 Haskins Way/South San Francisco	33,950	280,000	(4)	121
New York City	Alexandria Center® for Life Science/Manhattan	—	420,000		—
San Diego	5200 Illumina Way/University Town Center	11,239	386,044		29
	Campus Point Drive/University Town Center	13,395	315,000		43
Seattle	1150 Eastlake Avenue East/Lake Union	18,922	260,000		73
Maryland	9800 Medical Center Drive/Rockville	6,500	180,000		36
Total		$333,870	3,263,653		$102

(1)
We acquired 325 Binney Street (formerly named 303 Binney Street), a land parcel that is currently entitled for the development of 163,339 RSF for office or office/laboratory space and 45,626 RSF for residential space.

(2)
Represents a multifamily residential development with approximately 130-140 units (adjacent to 161 First Street). As part of our successful efforts to increase the entitlements on our Alexandria Center® at Kendall Square development, we were required to develop two multifamily residential projects, one of which was previously completed and sold. We may market this project for sale.

(3)	The intermediate-term development project undergoing entitlements for 500,000 RSF will replace the existing 195,000 RSF of operating property.

(4)	The intermediate-term development project undergoing entitlements for 280,000 RSF will replace the existing 23,840 RSF of operating property.

Summary of pipeline

The following table summarizes the key information for all our development projects in North America as of September 30, 2017 (dollars in thousands):

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Undergoing Construction	Near-Term Projects Undergoing Marketing and Pre-Construction	Intermediate-Term Development		Future Development		Total (1)
Greater Boston
Undergoing construction
100 Binney Street/Cambridge	100%	$70,143	91,155	—	—		—		91,155
266 and 275 Second Avenue/Route 128	100%	9,646	59,173	—	—		—		59,173
Near-term projects undergoing marketing and pre-construction
399 Binney (Alexandria Center® at One Kendall Square)	100%	76,263	—	164,000	—		—		164,000
Intermediate-term development
325 Binney Street/Cambridge	100%	85,518	—	—	208,965		—		208,965
50 Rogers Street/Cambridge	100%	6,426	—	—	183,644		—		183,644
Future development projects
Alexandria Technology Square®/Cambridge	100%	7,787	—	—	—		100,000		100,000
Other future projects	100%	7,315	—	—	—		221,955		221,955
		$263,098	150,328	164,000	392,609		321,955		1,028,892
San Francisco
Undergoing construction
510 Townsend Street/Mission Bay/SoMa	100%	$187,133	300,000	—	—		—		300,000
505 Brannan Street, Phase I/Mission Bay/SoMa	99.7%	116,522	150,000	—	—		—		150,000
213 East Grand Avenue/South San Francisco	100%	72,895	300,930	—	—		—		300,930
Near-term projects undergoing marketing and pre-construction
1655 and 1715 Third Street/Mission Bay/SoMa	10%	—	—	580,000	—		—		580,000
279 East Grand Avenue/South San Francisco	100%	17,998	—	199,000	—		—		199,000
Intermediate-term development
960 Industrial Road/Greater Stanford	100%	67,902	—	—	500,000	(2)	—		500,000
825 and 835 Industrial Road/Greater Stanford	100%	90,018	—	—	530,000		—		530,000
201 Haskins Way/South San Francisco	100%	33,950	—	—	280,000	(3)	—		280,000
Future development projects
88 Bluxome Street/Mission Bay/SoMa	100%	160,901	—	—	—		1,070,925	(4)	1,070,925
505 Brannan Street, Phase II/Mission Bay/SoMa	99.7%	14,988	—	—	—		165,000		165,000
East Grand Avenue/South San Francisco	100%	5,988	—	—	—		90,000		90,000
Other future projects	100%	—	—	—	—		95,620		95,620
		$768,295	750,930	779,000	1,310,000		1,421,545		4,261,475
New York City
Alexandria Center® for Life Science/Manhattan	100%	$—	—	—	420,000		—		420,000
		$—	—	—	420,000		—		420,000
(1)    Total pipeline SF represents operating RSF plus incremental SF targeted for intermediate-term and future development.
(2)    The intermediate-term development project undergoing entitlements for 500,000 RSF will replace the existing 195,000 RSF of operating property.
(3)    The intermediate-term development project undergoing entitlements for 280,000 RSF will replace the existing 23,840 RSF of operating property.
(4)    The future development project undergoing entitlements for 1,070,925 developable square feet will replace the existing 232,470 RSF operating property.

Summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Undergoing Construction	Near-Term Projects Undergoing Marketing and Pre-Construction	Intermediate-Term Development		Future Development	Total (1)
San Diego
Undergoing construction
ARE Spectrum/Torrey Pines	100%	$143,149	170,523	—	—		—	170,523
9625 Towne Centre Drive/University Town Center	100%	31,880	163,648	—	—		—	163,648
Intermediate-term development
5200 Illumina Way/University Town Center	100%	11,239	—	—	386,044		—	386,044
Campus Point Drive/University Town Center	100%	13,395	—	—	315,000		—	315,000
Future development projects
Vista Wateridge/Sorrento Mesa	100%	3,909	—	—	—		163,000	163,000
Other future projects	100%	33,147	—	—	—		259,895	259,895
		$236,719	334,171	—	701,044		422,895	1,458,110
Seattle
Undergoing construction
400 Dexter Avenue North/Lake Union	100%	$19,243	31,215	—	—		—	31,215
Near-term projects undergoing marketing and pre-construction
1818 Fairview Avenue East/Lake Union	100%	20,693	—	205,000	—		—	205,000
Intermediate-term development
1150 Eastlake Avenue East/Lake Union	100%	18,922	—	—	260,000		—	260,000
Future development projects
1165/1166 Eastlake Avenue East/Lake Union	100%	18,631	—	—	—	—	106,000	106,000
		$77,489	31,215	205,000	260,000		106,000	602,215
Maryland
Undergoing construction
9900 Medical Center Drive/Rockville	100%	$7,237	45,039	—	—		—	45,039
Intermediate-term development
9800 Medical Center Drive/Rockville	100%	6,500	—	—	180,000		—	180,000
Future development projects
Other future projects	100%	4,035	—	—	—		61,000	61,000
		$17,772	45,039	—	180,000		61,000	286,039
Research Triangle Park
Undergoing construction
5 Laboratory Drive/Research Triangle Park	100%	$10,461	175,000	—	—		—	175,000
Future development projects
6 Davis Drive/Research Triangle Park	100%	16,673	—	—	—		1,000,000	1,000,000
Other future projects	100%	4,149	—	—	—		76,262	76,262
		$31,283	175,000	—	—		1,076,262	1,251,262
Non-cluster markets – other future projects	100%	11,791	—	—	—		571,705	571,705
		$1,406,447	1,486,683	1,148,000	3,263,653		3,981,362	9,879,698

(1)	Total pipeline SF represents operating RSF plus incremental SF targeted for intermediate-term and future development.

Summary of capital expenditures

Our construction spending for the nine months ended September 30, 2017, consisted of the following (in thousands):

Nine Months Ended
Construction Spending	September 30, 2017
Additions to real estate – consolidated projects	$660,877
Investments in unconsolidated real estate joint ventures	248
Construction spending (cash basis) (1)	661,125
Decrease in accrued construction	(38,767)
Construction spending	$622,358

The following table summarizes the total projected construction spending for the year ending December 31, 2017, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2017
Development and redevelopment projects	$203,000
Contributions from noncontrolling interests (consolidated joint ventures)	(7,000)
Generic laboratory infrastructure/building improvement projects	41,000
Non-revenue-enhancing capital expenditures and tenant improvements	6,000
Projected construction spending for three months ending December 31, 2017	243,000
Actual construction spending for the nine months ended September 30, 2017	622,358
Guidance range	$815,000	–	915,000

2017 Disciplined Allocation of Capital (2)
88% to Urban Innovation Submarkets

South San Francisco
7%
Mission Bay/SoMa
21%
Greater Stanford
21%
1%
Manhattan
Cambridge
19%
9%
Torrey Pines
5%
University Town Center
12%
5%
Lake Union
Other

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures.

(2)
Represents the percentage of projected spending by submarket, including completed and projected acquisitions in our sources and uses of capital guidance ranging from $620 million to $720 million, for the year ending December 31, 2017.

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs

The table below presents the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures (1)	Nine Months Ended September 30, 2017				Recent Average per RSF (2)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$5,431	18,576,742	$0.29		$0.41

Tenant improvements and leasing costs:
Re-tenanted space	$15,542	596,653	$26.05		$18.11
Renewal space	22,200	1,334,824	16.63		10.14
Total tenant improvements and leasing costs/weighted average	$37,742	1,931,477	$19.54	(3)	$12.52

(1)	Excludes amounts that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment.

(2)	Represents the average of the five years ended December 31, 2016, and the nine months ended September 30, 2017.

(3)
Includes approximately $9.7 million, or $17.40 per RSF, of leasing commissions related to lease renewals and re-leasing space for five leases in our Greater Boston and San Francisco markets with a weighted average lease term of 10 years and rental rate increases of 28.1% and 20.5% (cash basis).

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our most recent annual report on Form 10-K and our subsequent quarterly reports on Form 10-Q. We believe this tabular presentation promotes a better understanding of corporate-level decisions and activities that significantly impact comparison of our operating results from period to period. We also believe this tabular presentation will supplement an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments for held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt and preferred stock redemption charges are related to corporate-level financing decisions focused on our capital structure strategy. Significant gains or losses for non-real estate investments are not related to the operating performance of our real estate as they result from strategic, corporate-level non-real estate investment decisions and market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of a non-real estate investment when its fair value declines below its carrying value due to changes in general market or other conditions. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Items included in net income (loss) attributable to Alexandria’s common stockholders (amounts are shown after deducting any amounts attributable to noncontrolling interests) are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
(In millions, except per share amounts)	Amount		Per Share – Diluted		Amount		Per Share – Diluted
Gain on sales of real estate (1)	$14.1	$0.1	$0.15	$—	$14.5	$0.1	$0.15	$—
Gain on sales of non-real estate investments	—	—	—	—	—	4.4	—	0.06

Impairment of:
Rental properties (2)	—	(6.3)	—	(0.08)	(0.2)	(94.7)	—	(1.27)
Land parcels (2)	—	(1.8)	—	(0.02)	—	(98.0)	—	(1.32)
Non-real estate investments (3)	—	(3.1)	—	(0.04)	(4.5)	(3.1)	(0.05)	(0.04)
Loss on early extinguishment of debt	—	(3.2)	—	(0.04)	(0.7)	(3.2)	(0.01)	(0.04)
Preferred stock redemption charge (4)	—	(13.1)	—	(0.17)	(11.3)	(25.6)	(0.12)	(0.34)
	$14.1	$(27.4)	$0.15	$(0.35)	$(2.2)	$(220.1)	$(0.03)	$(2.95)
Weighted-average shares of common stock outstanding – diluted			93.3	77.4			90.8	74.5

(1)	Refer to Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(2)	Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(3)	Refer to Note 5 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(4)	Refer to Note 12 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for more information.

Same Properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For more information on the determination of our Same Properties portfolio, refer to “Same Property Comparisons” in the “Non-GAAP Measures and Definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three and nine months ended September 30, 2017:

	September 30, 2017
	Three Months Ended	Nine Months Ended
Percentage change in net operating income over comparable period from prior year	2.2%	2.3%
Percentage change in net operating income (cash basis) over comparable period from prior year	7.8%	6.2%
Operating margin	69%	70%
Number of Same Properties	169	166
RSF	15,182,829	14,419,701
Occupancy – current-period average	95.9%	96.0%
Occupancy – same-period prior-year average	96.9%	97.2%

The following table reconciles the number of Same Properties to total properties for the nine months ended September 30, 2017:

Development – under construction	Properties
505 Brannan Street	1
510 Townsend Street	1
ARE Spectrum	3
213 East Grand Avenue	1
100 Binney Street	1
400 Dexter Avenue North	1
8
Development – placed into service after January 1, 2016	Properties
50 and 60 Binney Street	2
430 East 29th Street	1
5200 Illumina Way, Building 6	1
4796 Executive Drive	1
360 Longwood Avenue (unconsolidated real estate joint venture)	1
1455 and 1515 Third Street	2
8
Redevelopment – under construction	Properties
9625 Towne Centre Drive	1
5 Laboratory Drive	1
9900 Medical Center Drive	1
266 and 275 Second Avenue	2
5

Redevelopment – placed into service after January 1, 2016	Properties
10151 Barnes Canyon Road	1
11 Hurley Street	1
10290 Campus Point Drive	1
3
Acquisitions after January 1, 2016	Properties
Torrey Ridge Science Center	3
Alexandria Center® at One Kendall Square	9
88 Bluxome Street	1
960 Industrial Road	1
1450 Page Mill Road	1
201 Haskins Way	1
16

Total properties excluded from Same Properties	40
Same Properties	166
Total properties in North America as of September 30, 2017	206

Comparison of results for the three months ended September 30, 2017, to the three months ended September 30, 2016

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. For a reconciliation of net operating income from net income, the most directly comparable financial measure presented in accordance with GAAP, refer to the “Non-GAAP Measures and Definitions” section within this Item 2.

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Same Properties	$163,817	$159,424	$4,393	2.8%
Non-Same Properties	52,204	7,167	45,037	628.4
Total rental	216,021	166,591	49,430	29.7

Same Properties	58,117	56,858	1,259	2.2
Non-Same Properties	8,941	1,823	7,118	390.5
Total tenant recoveries	67,058	58,681	8,377	14.3

Same Properties	120	16	104	650.0
Non-Same Properties	2,171	5,091	(2,920)	(57.4)
Total other income	2,291	5,107	(2,816)	(55.1)

Same Properties	222,054	216,298	5,756	2.7
Non-Same Properties	63,316	14,081	49,235	349.7
Total revenues	285,370	230,379	54,991	23.9

Same Properties	68,107	65,674	2,433	3.7
Non-Same Properties	15,362	6,328	9,034	142.8
Total rental operations	83,469	72,002	11,467	15.9

Same Properties	153,947	150,624	3,323	2.2
Non-Same Properties	47,954	7,753	40,201	518.5
Net operating income	$201,901	$158,377	$43,524	27.5%

Net operating income – Same Properties	$153,947	$150,624	$3,323	2.2%
Straight-line rent revenue and amortization of acquired below-market leases	(5,744)	(13,105)	7,361	(56.2)
Net operating income – Same Properties (cash basis)	$148,203	$137,519	$10,684	7.8%

Rental revenues

Total rental revenues for the three months ended September 30, 2017, increased by $49.4 million, or 29.7%, to $216.0 million, compared to $166.6 million for the three months ended September 30, 2016. The increase was primarily due to an increase in rental revenues from our Non-Same Properties totaling $45.0 million primarily related to 1,592,628 RSF of development and redevelopment projects placed into service subsequent to July 1, 2016, and 16 operating properties totaling 1,468,708 RSF acquired.

Rental revenues from our Same Properties for the three months ended September 30, 2017, increased by $4.4 million, or 2.8%, to $163.8 million, compared to $159.4 million for the three months ended September 30, 2016. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since July 1, 2016. Refer to “Leasing” within the “Operating Summary” section of this Item 2 for additional information on our leasing activity. The increase was partially offset by a decrease in rental revenue as a result of a decrease in Same Properties’ occupancy to 95.9% for the three months ended September 30, 2017, from 96.9% for the three months ended September 30, 2016. Refer to “Same Properties” in the section above within this Item 2 for additional information on the change in our Same Properties’ occupancy rates.

Tenant recoveries

Tenant recoveries for the three months ended September 30, 2017, increased by $8.4 million, or 14.3%, to $67.1 million, compared to $58.7 million for the three months ended September 30, 2016. Non-Same Properties’ tenant recoveries increased by $7.1 million primarily due to the increase in recoverable operating expenses for the three months ended September 30, 2017, as discussed under “Rental Operating Expenses” below. As of September 30, 2017, 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Same Properties’ tenant recoveries remained relatively consistent during the three months ended September 30, 2017, and 2016.

Other income

Other income for the three months ended September 30, 2017 and 2016, consisted of the following (in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Management fee income	$658	$46	$612
Interest and other income	588	795	(207)
Investment income	1,045	4,266	(3,221)
Total other income	$2,291	$5,107	$(2,816)

Refer to Note 5 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for more information on investment income.

Rental operating expenses

Total rental operating expenses for the three months ended September 30, 2017, increased by $11.5 million, or 15.9%, to $83.5 million, compared to $72.0 million for the three months ended September 30, 2016. Approximately $9.0 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to 1,592,628 RSF of development and redevelopment projects placed into service subsequent to July 1, 2016, and 16 operating properties totaling 1,468,708 RSF acquired.

Same Properties’ rental operating expenses increased by $2.4 million, or 3.7%, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to higher repairs and maintenance expenses. The increase in Same Properties’ rental operating expenses was partially offset by property tax refunds during the three months ended September 30, 2017.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2017, increased by $1.8 million, or 11.2%, to $17.6 million, compared to $15.9 million for the three months ended September 30, 2016. General and administrative expenses increased primarily due to the continued growth in the depth and breadth of our operations in multiple markets, including a 29.7% increase in total rental revenue to $216.0 million for the three months ended September 30, 2017, compared to $166.6 million for the same period in 2016, and including a 4.1 million RSF, or 16.7%, increase in our North America asset base subsequent to October 1, 2016. As a percentage of total assets, our general and administrative expenses for the three months ended September 30, 2017 and 2016, quarter annualized, declined to 0.6% from 0.7%, respectively.

Interest expense

Interest expense for the three months ended September 30, 2017 and 2016, consisted of the following (dollars in thousands):

	Three Months Ended September 30,
Component	2017	2016	Change
Interest incurred	$48,123	$40,753	$7,370
Capitalized interest	(17,092)	(14,903)	(2,189)
Interest expense	$31,031	$25,850	$5,181

Average debt balance outstanding (1)	$4,887,491	$4,244,247	$643,244
Weighted-average annual interest rate (2)	3.9%	3.8%	0.1%

(1)	Represents the average debt balance outstanding during the three months ended September 30, 2017 and 2016.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuance of $425 million unsecured senior note payable	4.09%	March 2017	$4,210
Assumption of $203 million secured note payable	3.40%	November 2016	1,840
Higher average balance and interest rate on secured construction loans	Various	Various	2,640
Higher average interest rate on unsecured senior line of credit and term loans			1,880
Total increases			10,570
Decreases in interest incurred due to:
Repayments of debt:
Variable-rate unsecured senior bank term loan	Various	February 2017	(750)
$76 million secured note payable	2.81%	December 2016	(460)
Lower average notional amounts of interest rate hedge agreements in effect			(1,500)
Amortization of loan fees			(240)
Other decrease in interest			(250)
Total decreases			(3,200)
Change in interest incurred			7,370
Increase in capitalized interest (2)			(2,189)
Total change in interest expense			$5,181

(1)	Represents the interest rate as of the end of the applicable period, plus the impact of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

(2)
Increase in capitalized interest is primarily due to an increase in our highly leased development and redevelopment projects undergoing construction in our value-creation pipeline during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2017 increased by $30.7 million, or 39.7%, to $107.8 million, compared to $77.1 million for the three months ended September 30, 2016. The increase is primarily due to additional depreciation from 1,592,628 RSF of development and redevelopment projects placed into service subsequent to July 1, 2016, and 16 operating properties totaling 1,468,708 RSF acquired subsequent to July 1, 2016.

Sale of real estate assets, impairment charges, and gain on sales of real estate

During the three months ended September 30, 2017, we recognized a gain of $14.1 million upon the completion of the sale of a condominium interest in our unconsolidated real estate joint venture property at 360 Longwood Avenue in our Longwood Medical Area submarket. This gain is reflected in our equity in earnings of unconsolidated real estate joint ventures in our consolidated statements of income. Refer to Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for more information.

Impairment of real estate recognized during the three months ended September 30, 2016, of $8.1 million primarily relates to our decision to sell our real estate investments in Asia. Refer to “Sale of Real Estate Assets and Impairment Charges” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for more information.

Loss on early extinguishment of debt

During the three months ended September 30, 2016, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees aggregating $2.4 million upon the amendment of our unsecured senior line of credit in July 2016. Additionally, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan and recognized a loss on early extinguishment of debt of $869 thousand related to the write-off of unamortized loan fees. No such losses were recognized during the three months ended September 30, 2017.

Preferred stock redemption charge

During the three months ended September 30, 2016, we repurchased 1.1 million outstanding shares of our Series D Convertible Preferred Stock and recognized a preferred stock redemption charge of $13.1 million. We did not repurchase any shares of our Series D Convertible Preferred Stock during the three months ended September 30, 2017.

Comparison of results for the nine months ended September 30, 2017, to the nine months ended September 30, 2016

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. For a reconciliation of net operating income from net income, the most directly comparable financial measure presented in accordance with GAAP, refer to the “Non-GAAP Measures and Definitions” section within this Item 2.

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	$ Change	% Change
Same Properties	$457,237	$445,740	$11,497	2.6%
Non-Same Properties	177,919	40,765	137,154	336.5
Total rental	635,156	486,505	148,651	30.6

Same Properties	155,017	151,588	3,429	2.3
Non-Same Properties	33,857	13,797	20,060	145.4
Total tenant recoveries	188,874	165,385	23,489	14.2

Same Properties	341	77	264	342.9
Non-Same Properties	4,935	20,577	(15,642)	(76.0)
Total other income	5,276	20,654	(15,378)	(74.5)

Same Properties	612,595	597,405	15,190	2.5
Non-Same Properties	216,711	75,139	141,572	188.4
Total revenues	829,306	672,544	156,762	23.3

Same Properties	182,281	176,967	5,314	3.0
Non-Same Properties	55,255	28,197	27,058	96.0
Total rental operations	237,536	205,164	32,372	15.8

Same Properties	430,314	420,438	9,876	2.3
Non-Same Properties	161,456	46,942	114,514	243.9
Net operating income	$591,770	$467,380	$124,390	26.6%

Net operating income – Same Properties	$430,314	$420,438	$9,876	2.3%
Straight-line rent revenue and amortization of acquired below-market leases	(13,439)	(28,024)	14,585	(52.0)
Net operating income – Same Properties (cash basis)	$416,875	$392,414	$24,461	6.2%

Rental revenues

Total rental revenues for the nine months ended September 30, 2017, increased by $148.7 million, or 30.6%, to $635.2 million, compared to $486.5 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in rental revenues from our Non-Same Properties totaling $137.2 million related to 2,355,756 RSF of development and redevelopment projects placed into service subsequent to January 1, 2016, and 16 operating properties totaling 1,468,708 RSF acquired subsequent to January 1, 2016.

Rental revenues from our Same Properties for the nine months ended September 30, 2017, increased by $11.5 million, or 2.6%, to $457.2 million, compared to $445.7 million for the nine months ended September 30, 2016. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2016. Refer to “Leasing” within the “Operating Summary” section of this Item 2 for additional information on our leasing activity. The increase was slightly offset by a decrease in rental revenue as a result of a decrease in Same Properties’ occupancy to 96.0% for the nine months ended September 30, 2017, from 97.2% for the nine months ended September 30, 2016. Refer to “Same Properties” in the section above within this Item 2 for additional information on the change in our Same Properties’ occupancy rates.

Tenant recoveries

Tenant recoveries for the nine months ended September 30, 2017, increased by $23.5 million, or 14.2%, to $188.9 million, compared to $165.4 million for the nine months ended September 30, 2016. This increase is relatively consistent with the increase in our rental operating expenses of $32.4 million, or 15.8%, as discussed under “Rental Operating Expenses” below. Same Properties’ tenant recoveries increased by $3.4 million, or 2.3%, primarily due to the increase in recoverable operating expenses for the nine months ended September 30, 2017, as discussed below. As of September 30, 2017, 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the nine months ended September 30, 2017 and 2016, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Management fee income	$1,643	$380	$1,263
Interest and other income	1,626	2,223	(597)
Investment income	2,007	18,051	(16,044)
Total other income	$5,276	$20,654	$(15,378)

Refer to Note 5 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for more information on investment income.

Rental operating expenses

Total rental operating expenses for the nine months ended September 30, 2017, increased by $32.4 million, or 15.8%, to $237.5 million, compared to $205.2 million for the nine months ended September 30, 2016. Approximately $27.1 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to 2,355,756 RSF of development and redevelopment projects placed into service subsequent to January 1, 2016, and 16 operating properties totaling 1,468,708 RSF acquired subsequent to January 1, 2016.

Same Properties’ rental operating expenses increased by $5.3 million, or 3.0%, to $182.3 million during the nine months ended September 30, 2017, compared to $177.0 million for the nine months ended September 30, 2016, primarily due to higher utility expenses, higher snow removal services, and higher repair and maintenance expenses resulting from a comparably colder winter. The increase in Same Properties’ rental operating expenses was partially offset by property tax refunds during the nine months ended September 30, 2017.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2017, increased by $9.7 million, or 20.8%, to $56.1 million, compared to $46.4 million for the nine months ended September 30, 2016. General and administrative expenses increased primarily due to the continued growth in the depth and breadth of our operations in multiple markets, including a 30.6% increase in total rental revenue to $635.2 million for the nine months ended September 30, 2017, compared to $486.5 million for the same period in 2016, and including a 4.1 million RSF, or 16.7%, increase in our North America asset base subsequent to October 1, 2016. As a percentage of total assets, our general and administrative expenses for the nine months ended September 30, 2017 and 2016, year-to-date annualized, declined to 0.6% from 0.7%, respectively.

Interest expense

Interest expense for the nine months ended September 30, 2017 and 2016, consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
Component	2017	2016	Change
Interest incurred	$137,888	$116,520	$21,368
Capitalized interest	(45,325)	(40,790)	(4,535)
Interest expense	$92,563	$75,730	$16,833

Average debt balance outstanding (1)	$4,675,967	$4,150,540	$525,427
Weighted-average annual interest rate (2)	3.9%	3.7%	0.2%

(1)	Represents the average total debt balance outstanding during the nine months ended September 30, 2017 and 2016.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuance of debt:
$425 million unsecured senior note payable	4.09%	March 2017	$9,730
$350 million unsecured senior note payable	4.14%	June 2016	6,160
Secured construction loan	3.89%	April 2016	2,770
Assumption of $203 million secured note payable	3.40%	November 2016	5,520
Higher average balance and interest rate on secured construction loans	Various	Various	4,460
Higher average interest rate on unsecured senior line of credit and term loans			2,790
Total increases			31,430
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable (2)	Various	Various	(4,550)
Unsecured senior bank term loan	Various	February 2017	(2,960)
Lower average notional amounts of interest rate hedge agreements in effect			(1,910)
Amortization of loan fees			(220)
Other decrease in interest			(422)
Total decreases			(10,062)
Change in interest incurred			21,368
Increase in capitalized interest (3)			(4,535)
Total change in interest expense			$16,833

(1)	Represents the interest rate as of the end of the applicable period, plus the impact of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

(2)	Decrease is primarily due to the repayment of four secured notes payable aggregating $270.6 million, subsequent to January 1, 2016.

(3)
Increase in capitalized interest is primarily due to an increase in our highly leased development and redevelopment projects undergoing construction in our value-creation pipeline during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase was also partially due to the increase in the weighted-average interest rate required for capitalization of interest to 3.96% effective during the nine months ended September 30, 2017, from 3.70% effective during the nine months ended September 30, 2016, as a result of the increase in rates applicable to borrowings outstanding during each respective period.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended September 30, 2017, increased by $90.9 million, or 41.7%, to $309.1 million, compared to $218.2 million for the nine months ended September 30, 2016. The increase is primarily due to additional depreciation from 2,355,756 RSF of development and redevelopment projects placed into service subsequent to January 1, 2016, and 16 operating properties totaling 1,468,708 RSF acquired subsequent to January 1, 2016.

Sale of real estate assets, impairment charges, and gain on sales of real estate

Impairment of real estate recognized during the nine months ended September 30, 2017, of $203 thousand related to our 20,580 RSF property located in a non-cluster market that was classified as held for sale as of June 30, 2017, and was sold in July 2017 with no gain or loss.

Impairment of real estate recognized during the nine months ended September 30, 2016, of $193.2 million primarily related to our decision to monetize our real estate investments in Asia. Refer to “Sale of Real Estate Assets and Impairment Charges” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for more information.

In January 2017, we completed the sale of a vacant property at 6146 Nancy Ridge Drive located in our Sorrento Mesa submarket of San Diego for a purchase price of $3.0 million and recognized a gain of $270 thousand. In May 2017, we recognized a gain of $111 thousand upon the sale of a partial interest in our land parcels at 1401/1413 Research Boulevard, located in the Rockville submarket of Maryland.

In July 2017, we recognized a gain of $14.1 million upon the completion of the sale of a condominium interest in our unconsolidated real estate joint venture property at 360 Longwood Avenue in our Longwood Medical Area submarket. This gain is reflected in our equity in earnings of unconsolidated real estate joint ventures in our consolidated statement of income. Refer to Note 4 – “Investment in Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statement under Item 1 of this report for more information.

Loss on early extinguishment of debt

During the nine months ended September 30, 2017, we repaid $200 million of our 2019 Unsecured Senior Bank Term Loan to reduce the total outstanding balance from $400 million to $200 million and recognized a loss of $670 thousand related to the write-off of unamortized loan fees. During the nine months ended September 30, 2016, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees aggregating $2.4 million, upon the amendment of our unsecured senior line of credit in July 2016. Additionally, during the nine months ended September 30, 2016, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan to reduce the total outstanding balance from $600 million to $400 million, and recognized a loss on early extinguishment of debt of $869 thousand related to the write-off of unamortized loan fees.

Preferred stock redemption charge

During the nine months ended September 30, 2017 and 2016, we repurchased, in privately negotiated transactions, 501,115 and 3.0 million outstanding shares, respectively, of our Series D Convertible Preferred Stock and recognized a preferred stock redemption charge of $5.8 million and $25.6 million, respectively.

In March 2017, we announced the redemption of our Series E Redeemable Preferred Stock and recognized a preferred stock redemption charge of $5.5 million. Refer to Note 12 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for more information.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2017, as set forth, and as adjusted, in the table below. The tables below also provide a reconciliation of EPS per share attributable to Alexandria’s common stockholders – diluted, the most directly comparable GAAP measure, to funds from operations, a non-GAAP measure, and other key assumptions included in our updated guidance for the year ending December 31, 2017. There can be no assurance that actual amounts will be materially higher or lower than these expectations. Refer to our discussion of “Forward-Looking Statements” within this Item 2.

Summary of Key Changes in Guidance	As of 10/30/17	As of 7/31/17
EPS, FFO per share, and FFO per share, as adjusted	See below	See below
Rental rate increase up 1%	20.5% to 23.5%	19.5% to 22.5%
Rental rate increase (cash basis) up 3%	10.5% to 13.5%	7.5% to 10.5%

Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
	As of 10/30/17	As of 7/31/17
Earnings per share	$1.57 to $1.59	$1.40 to $1.46
Depreciation and amortization	4.45	4.45
Less: our share of gain on sale of real estate from unconsolidated JVs	(0.15)	—
Allocation of unvested restricted stock awards	(0.04)	(0.04)
Funds from operations per share	$5.83 to $5.85	$5.81 to $5.87
Add: impairment of non-real estate investments (1)	0.05	0.05
Add: loss on early extinguishment of debt	0.01	0.01
Add: preferred stock redemption charge (2)	0.12	0.12
Funds from operations per share, as adjusted	$6.01 to $6.03	$5.99 to $6.05

Key Assumptions (3) (Dollars in millions)	2017 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2017	96.6%	97.2%

Lease renewals and re-leasing of space:
Rental rate increases	20.5%	23.5%
Rental rate increases (cash basis)	10.5%	13.5%

Same property performance:
Net operating income increase	2.0%	4.0%
Net operating income increase (cash basis)	5.5%	7.5%

Straight-line rent revenue	$107	$112
General and administrative expenses (4)	$68	$73
Capitalization of interest (4)	$48	$58
Interest expense (4)	$131	$141

Key Credit Metrics	As of 10/30/17
Net debt to Adjusted EBITDA – fourth quarter of 2017, annualized	5.3x to 5.8x
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2017, annualized	5.3x to 5.8x
Fixed-charge coverage ratio – fourth quarter of 2017, annualized	Greater than 4.0x
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2017	Less than 10%

(1)	Primarily related to two non-real estate investments during the three months ended June 30, 2017.

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

(4)	We expect to be at the top end of our guidance ranges for general and administrative expenses and capitalization of interest, and the low end of our guidance range for interest expense.

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling (1) Interest Share
225 Binney Street/Greater Boston/Cambridge	70.0%
1500 Owens Street/San Francisco/Mission Bay/SoMa	49.9%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	40.0%
10290 and 10300 Campus Point Drive/San Diego/University Town Center	45.0%

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Share
360 Longwood Avenue/Greater Boston/Longwood Medical Area	27.5%
1401/1413 Research Boulevard/Maryland/Rockville	65.0% (2)

(1)	In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in three other properties in North America.

(2)
The joint venture is expected to fund the remaining construction costs of the project with funds from its construction loan shown below, and we expect our ownership interest percentage to remain at 65% at completion of the project. Refer to “Real Estate Asset Sales” within this Item 2 for additional information on the contribution of land parcels to the real estate joint venture.

As of September 30, 2017, our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms (amounts represent 100% of the loan amounts at the joint venture level, dollars in thousands):

360 Longwood Avenue

Maturity Date		Stated Rate	Interest Rate (1)	Debt Balance (2)	Outstanding Principal	Remaining Commitments	Total
9/1/22	(3)	3.32%	3.62%	$94,086	$95,000	$—	$95,000
9/1/22	(3)	L+1.85%	N/A	$—	$—	$17,000	$17,000

1401/1413 Research Boulevard

Maturity Date		Stated Rate		Interest Rate (1)	Debt Balance (2)	Outstanding Principal	Remaining Commitments	Total
5/17/20	(4)	L+2.50%	(5)	5.07%	$3,699	$3,829	$21,171	$25,000

(1)	Represents interest rate including interest expense and amortization of loan fees.

(2)	Represents outstanding principal, net of unamortized deferred financing costs.

(3)
The unconsolidated real estate joint venture has two one-year options to extend the stated maturity date to September 1, 2024, subject to certain conditions. Additionally, the loan commitment balance excludes an earn-out advance provision that allows for incremental borrowings up to $48.0 million, subject to certain conditions.

(4)
The unconsolidated real estate joint venture has an option to extend the stated maturity date to July 1, 2020. In addition, there are two one-year options to convert the construction loan to a permanent loan and extend the stated maturity date to May 17, 2022.

(5)	The outstanding borrowing bears interest at a floating rate with an interest rate floor equal to 3.15%.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate JVs				Our Share of Unconsolidated Real Estate JVs
	September 30, 2017				September 30, 2017
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
Total revenues	$13,400		$41,022		$1,044	$5,849
Rental operations	(4,189)		(11,772)		(489)	(2,194)
	9,211		29,250		555	3,655
General and administrative	(52)		(126)		(10)	(40)
Interest	—		—		(168)	(1,552)
Depreciation and amortization	(3,608)		(10,985)		(383)	(1,119)
Gain on sale of real estate	—		—		14,106	14,106
	$5,551	(1)	$18,139	(1)	$14,100	$15,050

	September 30, 2017
	Noncontrolling Interest Share of Consolidated Real Estate JVs		Our Share of Unconsolidated Real Estate JVs
Investments in real estate	$476,339		$57,340
Cash and cash equivalents	13,957		4,317
Other assets	29,534		3,707
Secured notes payable	—		(28,278)
Other liabilities	(21,989)		(3,394)
Redeemable noncontrolling interests	(11,418)	(1)	—
	$486,423		$33,692

(1)
Redeemable noncontrolling interests in our consolidated real estate project at 213 East Grand Avenue since August 2005, located in our South San Francisco submarket, aggregating 300,930 RSF, which earns a fixed preferred return of 8.4% rather than a variable return based upon their ownership percentage of the joint venture. Operating results information presented above excludes an allocation of results attributable to noncontrolling interests since they earn a fixed preferred return.

For the nine months ended September 30, 2017 and 2016, we distributed $17.4 million and $10.9 million, respectively, to our consolidated real estate joint venture partners. The increase is primarily related to the distributions to real estate joint ventures formed with TIAA in December 2015 and December 2016 at 10300 Campus Point Drive in our University Town Center submarket of San Diego. Refer to our consolidated statements of cash flows and Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investments

We hold equity investments in certain publicly traded companies, privately held entities, and limited partnerships primarily involved in the life science and technology industries.
As of September 30, 2017, our investments aggregated $485.3 million, or approximately 4.2% of our total assets. The charts and table below present selected investment statistics as of September 30, 2017 (dollars in thousands, unless stated otherwise):

Public/Private Investment Mix (Cost)				Tenant/Non-Tenant Mix (Cost)

Investment Type	Cost	Net Unrealized Gains	Total	Number of Investments
Public	$55,433	$45,189	$100,622	259
Private	384,640	—	384,640	Average Cost
Total	$440,073	$45,189	$485,262	$1.7M

Liquidity

Net Debt to Adjusted EBITDA (1)	Net Debt and Preferred Stock to Adjusted EBITDA (1)

6.1x
6.1x
5.3x to 5.8x
12/31/16
9/30/17
12/31/17
Projected

6.4x
6.2x
5.3x to 5.8x
12/31/16
9/30/17
12/31/17
Projected

Fixed-Charge Coverage Ratio (1)	Liquidity (2)

4.1x
>4.0x
3.8x
12/31/16
9/30/17
12/31/17
Projected

	$1.7B

	(In millions)
	Availability under our $1.65 billion unsecured senior line of credit	$1,336
	Remaining construction loan commitments	156
	Available-for-sale equity securities, at fair value	101
	Cash, cash equivalents, and restricted cash	146
		$1,739

(1)	Quarter annualized.

(2)	As of September 30, 2017.

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, repurchase/redemption of preferred stock, and dividends through net cash provided by operating activities, periodic asset sales, strategic real estate joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities.

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

The following table presents the availability under our $1.65 billion unsecured senior line of credit, available commitments under our secured construction loans, available-for-sale equity securities, cash, cash equivalents, and restricted cash as of September 30, 2017 (dollars in thousands):

Description	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
$1.65 billion unsecured senior line of credit	$1,650,000	$314,000	$1,336,000
Secured construction loans:
50 and 60 Binney Street/Greater Boston	350,000	317,979	32,021
100 Binney Street/Greater Boston	304,281	179,764	124,517
	$2,304,281	$811,743	1,492,538
Available-for-sale equity securities, at fair value			100,622
Cash, cash equivalents, and restricted cash			146,275
Total liquidity			$1,739,435

Refer to Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our secured construction loans.

Cash and cash equivalents

As of September 30, 2017, and December 31, 2016, we had $118.6 million and $125.0 million, respectively, of cash and cash equivalents. We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our $1.65 billion unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distribution to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Restricted cash

Restricted cash consisted of the following as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Funds held in trust under the terms of certain secured notes payable	$17,853	$7,387
Funds held in escrow related to construction projects and investing activities	4,544	4,541
Other	5,316	4,406
Total	$27,713	$16,334

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Net cash provided by operating activities	$356,330	$291,851	$64,479
Net cash used in investing activities	$(1,313,764)	$(715,301)	$(598,463)
Net cash provided by financing activities	$949,385	$457,720	$491,665

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the nine months ended September 30, 2017, increased to $356.3 million, compared to $291.9 million for the nine months ended September 30, 2016. This increase was primarily attributable to (i) cash flows generated by our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2016, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2016.

Investing activities

Cash flows used in investing activities for the nine months ended September 30, 2017 and 2016, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Proceeds from sales of real estate	$4,263	$27,332	$(23,069)
Additions to real estate	(660,877)	(638,568)	(22,309)
Purchases of real estate	(590,884)	(18,108)	(572,776)
Deposits for investing activities	4,700	(54,998)	59,698
Additions to investments	(128,190)	(68,384)	(59,806)
Sales of investments	18,896	35,295	(16,399)
Repayment of notes receivable	—	9,054	(9,054)
Other	38,328	(6,924)	45,252
Net cash used in investing activities	$(1,313,764)	$(715,301)	$(598,463)

The change in net cash used in investing activities for the nine months ended September 30, 2017, is primarily due to an increased use of cash for property acquisitions and construction related to our highly leased pipeline. Refer to Note 3 – “Investments in Real Estate” and Note 5 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for further information.

Financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2017 and 2016, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Borrowings from secured notes payable	$145,272	$215,330	$(70,058)
Repayments of borrowings from secured notes payable	(2,882)	(234,096)	231,214
Proceeds from issuance of unsecured senior notes payable	424,384	348,604	75,780
Borrowings from unsecured senior line of credit	2,634,000	2,349,000	285,000
Repayments of borrowings from unsecured senior line of credit	(2,348,000)	(2,084,000)	(264,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	(200,000)	—
Changes related to debt	652,774	394,838	257,936

Repurchase of 7.00% Series D cumulative convertible preferred stock	(17,934)	(98,633)	80,699
Redemption of 6.45% Series E cumulative redeemable preferred stock	(130,350)	—	(130,350)
Proceeds from the issuance of common stock	705,391	367,802	337,589
Dividend payments	(238,131)	(195,453)	(42,678)
Contributions from noncontrolling interests	9,877	68,621	(58,744)
Distributions to and purchase of noncontrolling interests	(17,432)	(62,605)	45,173
Other	(14,810)	(16,850)	2,040
Net cash provided by financing activities	$949,385	$457,720	$491,665

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2017, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2017 Guidance				Key Items Remaining after 9/30/17
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$115	$135	$125
Incremental debt	388	298	343
Real estate dispositions and common equity	1,080	1,350	1,215	(1)
Total sources of capital	$1,583	$1,783	$1,683

Uses of capital:
Construction	$815	$915	$865		$243
Acquisitions	620	720	670	(2)	$79	(3)
7.00% Series D convertible preferred stock repurchases	18	18	18	(4)
6.45% Series E redeemable preferred stock redemption	130	130	130
Total uses of capital	$1,583	$1,783	$1,683

Incremental debt (included above):
Issuance of unsecured senior notes payable	$425	$425	$425
Borrowings – secured construction loans	200	250	225
Repayments of secured notes payable	(5)	(10)	(8)
Repayment of unsecured senior bank term loan	(200)	(200)	(200)
$1.65 billion unsecured senior line of credit/other	(32)	(167)	(99)
Incremental debt	$388	$298	$343

(1)
Includes 6.2 million shares of our common stock issued during the nine months ended September 30, 2017, for net proceeds of $705.4 million, and 4.8 million shares of our common stock subject to forward equity sales agreements, with anticipated aggregate net proceeds of $495.5 million to be settled in the three months ended December 31, 2017, subject to adjustments as provided in the forward equity sales agreements. Also includes dispositions completed during the nine months ended September 30, 2017. Refer to the “Real Estate Asset Sales” section within this Item 2 for additional information.

(2)
Acquisitions guidance increased by $80.0 million from $590.0 million in our July 31, 2017, forecast primarily for the completed acquisition of 201 Haskins Way in September 2017 and one pending acquisition. Refer to the “Acquisitions” section within this Item 2 for additional information.

(3)
Includes the second construction milestone installment payment for the 2016 acquisition of the remaining 49% interest in our unconsolidated real estate joint venture with Uber at 1455 and 1515 Third Street in our Mission Bay/SoMa submarket and one pending acquisition.

(4)	Guidance for repurchases of our 7.00% Series D preferred stock decreased by $77.0 million to reflect actual redemptions through the third quarter 2017.

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

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $115 million to $135 million of net cash flows from operating activities after payment of common stock and preferred stock dividends, and after deduction for distributions to noncontrolling interests. Changes in operating assets and liabilities are excluded from this calculation as they represent timing differences. Net cash provided by operating activities after dividends in 2017 is expected to be driven by the completion of our highly pre-leased value-creation projects, along with recently delivered projects, certain future projects, recently acquired properties, and contributions from Same Properties, which will contribute significant increases in rental revenue, net operating income, and cash flows.

Debt

The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for each of these facilities as of September 30, 2017 (dollars in thousands):

	September 30, 2017
Facility	Balance	Maturity Date (1)	Applicable Margin	Facility Fee
$1.65 billion unsecured senior line of credit	$314,000	October 2021	L+1.00%	0.20%
2019 Unsecured Senior Bank Term Loan	$199,543	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	$348,317	January 2021	L+1.10%	N/A

(1)	Includes any extension options that we control.

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

During the nine months ended September 30, 2017, we completed a partial repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, reducing the total outstanding balance from $400 million to $200 million, and recognized a loss on early extinguishment of debt of $670 thousand related to the write-off of unamortized loan fees.

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

ATM common stock offering program

In October 2016, we established an ATM common stock offering program that allowed us to sell up to an aggregate of $600.0 million of our common stock. During the six months ended June 30, 2017, we completed our ATM program with the sale of 2.1 million shares of common stock for gross proceeds of $245.8 million, or $118.97 per share, and net proceeds of approximately $241.8 million.

In August 2017, we established a new ATM common stock offering program that allows us to sell up to an aggregate of $750.0 million of our common stock. During the three months ended September 30, 2017, we sold an aggregate of 2.1 million shares of common stock for gross proceeds of $249.9 million, or $119.94 per share, and received net proceeds of approximately $245.8 million. As of September 30, 2017, the remaining aggregate amount available under our current program for future sales of common stock is $500.1 million.

Forward equity sales agreements

In March 2017, we executed an offering to sell an aggregate 6.9 million shares of our common stock, including a forward equity component, at a public offering price of $108.55 per share. Approximately 60% of the proceeds was initially targeted to fund value-creation acquisitions and construction, with approximately 40% targeted to fund balance sheet improvements, including reduction in our projected net debt to Adjusted EBITDA – fourth quarter of 2017, annualized by 0.2x, and redemption of our Series E Redeemable Preferred Stock. Aggregate net proceeds from the sale, after underwriters’ discount and issuance costs, of $713.3 million consisted of the following:

•	2.1 million shares issued at closing with net proceeds of $217.8 million; and

•
4.8 million shares subject to forward equity sales agreements expiring no later than March 2018 with net proceeds of $495.5 million, which will be further adjusted as provided in the sales agreements. As of September 30, 2017, these forward equity sales agreements have not been settled. We expect to settle these contracts with shares by December 31, 2017.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, the balancing of our use of incremental debt capital.

We hold interests, together with certain third parties, in companies that we consolidate in our financial statements. These third parties may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the nine months ended September 30, 2017, we received contributions from noncontrolling interests of $9.9 million.

Uses of capital

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our visible growth pipeline aggregating 1.5 million RSF of new Class A office/laboratory and tech office space, and future value-creation projects supporting an aggregate of 8.0 million SF of ground-up development in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “Development of New Class A Properties: 2017 Deliveries,” “Development and Redevelopment of New Class A Properties: 2018 and 2019 Deliveries”, and “Summary of Capital Expenditures,” within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2017 and 2016, of $45.3 million and $40.8 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, and construction projects, which aggregated $18.3 million and $10.5 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in capitalized payroll and other indirect project costs for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily due to 10 new projects with approximately 3.3 million developable SF that increased pre-construction activities in 2017. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Additionally, should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $6.4 million for the nine months ended September 30, 2017.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related benefits directly related to time spent performing activities previously described and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the nine months ended September 30, 2017 and 2016, were $44.4 million and $23.9 million, respectively, of which $10.3 million and $9.4 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during each respective period. The increase in direct leasing costs capitalized during the nine months ended September 30, 2017, compared to nine months ended September 30, 2016, was due to the increase in leasing activity in 2017. For the nine months ended September 30, 2017, we completed 3.2 million RSF of new, renewed, and re-leased space with a weighted-average lease term of 7.5 years compared to 1.9 million RSF of leasing activity with a weighted-average lease term of 5.7 years during the nine months ended September 30, 2016.

Acquisitions

Refer to “Acquisitions” in Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 and “Acquisitions” under the “Investments in Real Estate” section within this Item 2 of this report for more information on our acquisitions.

7.00% Series D cumulative convertible preferred stock repurchases

During the nine months ended September 30, 2017, we repurchased, in privately negotiated transactions, 501,115 shares of our Series D Convertible Preferred Stock at an aggregate price of $17.9 million, or $35.79 per share. We recognized a preferred stock redemption charge of $5.8 million during the nine months ended September 30, 2017, including the write-off of original issuance costs of approximately $391 thousand. During the remainder of 2017, we may seek to repurchase additional shares of our Series D Convertible Preferred Stock, subject to market conditions. To the extent that we repurchase additional shares of our Series D Convertible Preferred Stock, we expect to fund such amounts with the proceeds from issuances of our common stock, subject to market conditions.

6.45% Series E cumulative redeemable preferred stock redemption

In March 2017, we announced the redemption of our Series E Redeemable Preferred Stock. On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share, or an aggregate $130.0 million, plus accrued dividends.

Dividends

During the nine months ended September 30, 2017 and 2016, we paid the following dividends (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Common stock dividends	$229,814	$177,966	$51,848
7.00% Series D cumulative convertible preferred stock dividends	4,125	11,198	(7,073)
6.45% Series E cumulative redeemable preferred stock dividends	4,192	6,289	(2,097)
	$238,131	$195,453	$42,678

The increase in dividends paid on our common stock for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to an increase in number of common shares outstanding at each record date of December 31, 2016, and December 31, 2015, as a result of common stock issuances under our ATM program, settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $2.52 per common share paid during the nine months ended September 30, 2017, from $2.37 per common share paid during the nine months ended September 30, 2016. The decrease in dividends paid on our Series D Convertible Preferred Stock was primarily due to the decrease in number of shares outstanding to 3.0 million shares as of September 30, 2017, from 6.5 million shares as of September 30, 2016, due to the repurchases of shares since October 1, 2016.

Contractual obligations and commitments

Contractual obligations as of September 30, 2017, consisted of the following (in thousands):

		Payments by Period
	Total	2017	2018-2019	2020-2021	Thereafter
Secured and unsecured debt (1) (2)	$4,828,766	$732	$925,546	$1,181,834	$2,720,654
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	1,006,863	35,059	306,472	247,533	417,799
Estimated interest payments on variable-rate debt (4)	8,735	1,765	6,970	—	—
Ground lease obligations	584,022	4,037	24,346	23,724	531,915
Other obligations	3,607	399	3,107	101	—
Total	$6,431,993	$41,992	$1,266,441	$1,453,192	$3,670,368

(1)	Amounts represent principal amounts due and exclude unamortized debt premiums/discounts and deferred financing costs reflected on the consolidated balance sheets.

(2)	Payment dates reflect any extension options that we control.

(3)
Estimated interest payments on our fixed-rate and hedged variable-rate debt are based upon contractual interest rates, including the impact of interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt are based on the interest rates in effect as of September 30, 2017.

Secured notes payable

Secured notes payable as of September 30, 2017, consisted of nine notes secured by 20 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.80%. As of September 30, 2017, the total book values of our investment in real estate securing debt were approximately $2.3 billion. As of September 30, 2017, our secured notes payable, including unamortized discounts and deferred financing cost, were composed of approximately $902.2 million and $251.7 million of fixed-rate/hedged variable-rate debt and variable-rate debt, respectively.

Unsecured senior notes payable, unsecured senior bank term loans, and $1.65 billion unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% unsecured senior notes payable (“2.75% Unsecured Senior Notes”), 4.60% unsecured senior notes payable (“4.60% Unsecured Senior Notes”), 3.90% unsecured senior notes payable (“3.90% Unsecured Senior Notes”), 4.30% unsecured senior notes payable (“4.30% Unsecured Senior Notes”), 3.95% unsecured senior notes payable due in 2027 (“3.95% Unsecured Senior Notes Due in 2027”), 4.50% unsecured senior notes payable (“4.50% Unsecured Senior Notes”), and 3.95% unsecured senior notes payable due in 2028 (“3.95% Unsecured Senior Notes Due in 2028) as of September 30, 2017, were as follows:

Covenant Ratios (1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	37%
Secured Debt to Total Assets	Less than or equal to 40%	9%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	6.4x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	272%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our $1.65 billion unsecured senior line of credit and unsecured senior bank term loans as of September 30, 2017, were as follows:

Covenant Ratios (1)	Requirement	Actual
Leverage Ratio	Less than or equal to 60.0%	30.9%
Secured Debt Ratio	Less than or equal to 45.0%	7.3%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.83x
Unsecured Leverage Ratio	Less than or equal to 60.0%	32.6%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	6.49x

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

Estimated interest payments

Estimated interest payments on our fixed-rate and hedged variable-rate debt were calculated based upon contractual interest rates, including estimated interest expense related to interest rate hedge agreements, interest payment dates, and scheduled maturity dates. As of September 30, 2017, approximately 88% of our debt was fixed-rate debt or variable-rate debt subject to interest rate hedge agreements. Refer to Note 9 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements under Item 1 of this report for further information. The remaining 12% of our debt as of September 30, 2017, was unhedged variable-rate debt based primarily on LIBOR. Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of September 30, 2017. Refer to Note 8 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information regarding our debt.

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

We have entered into master derivative agreements with our counterparties. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our respective counterparties to address and minimize certain risks associated with our interest rate hedge agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, these agreements are spread among various counterparties. The largest aggregate notional amount in effect at any single point in time with an individual counterparty in our interest rate hedge agreements existing as of September 30, 2017, was $250 million. If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate hedge agreements.

Ground lease obligations

Ground lease obligations as of September 30, 2017, included leases for 27 of our properties, which accounted for approximately 13% of our total number of properties, and one land development parcel. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $9.4 million as of September 30, 2017, our ground lease obligations have remaining lease terms ranging from approximately 36 to 97 years, including extension options.

Commitments

As of September 30, 2017, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $571.6 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We are also committed to funding approximately $173.6 million for certain non-real estate investments over the next several years.

We executed an agreement to purchase a 10% interest in a joint venture with Uber and the Golden State Warriors. The Golden State Warriors organization owns two land parcels at 1655 and 1715 Third Street in our Mission Bay/SoMa submarket of San Francisco and is expected to contribute the land to this joint venture. Our initial cash contribution is expected to be in a range from $35 million to $40 million and will be funded at closing of the joint venture in 2018. The joint venture will acquire the land parcels after completion of below-grade improvements to the building foundation and parking garage and will complete vertical construction of two buildings aggregating 580,000 RSF, which will be leased to Uber.

We have existing office space aggregating 46,356 RSF at 161 First Street/50 Rogers Street in our Alexandria Center® at Kendall Square (“ACKS”) campus that we are required to partially convert to multifamily residential space, pursuant to our entitlements for our ACKS campus. Pursuant to these requirements, we expect to begin construction of the conversion to multifamily residential in the first half of 2018.

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

Accumulated other comprehensive income

Accumulated other comprehensive income attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Net Unrealized Gain (Loss) on:
	Available-for- Sale Equity Securities	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2016	$19,293	$405	$(14,343)	$5,355

Other comprehensive income before reclassifications	23,414	812	7,592	31,818
Amounts reclassified from other comprehensive income	2,482	1,810	2,421	6,713
	25,896	2,622	10,013	38,531
Amounts attributable to noncontrolling interests	—	—	(22)	(22)
Net other comprehensive income	25,896	2,622	9,991	38,509

Balance as of September 30, 2017	$45,189	$3,027	$(4,352)	$43,864

Available-for-sale equity securities

Changes in our accumulated other comprehensive income balance relate to the increase in fair value of our investments in certain publicly held entities. We reclassify amounts from accumulated other comprehensive income upon recognition of gains and losses on sales and impairment write-downs of investments in these publicly held entities.

Interest rate hedge agreements

Changes in our accumulated other comprehensive income balance relate to the change in fair value of our interest rate hedge agreements. We reclassify amounts from accumulated other comprehensive income as we recognize interest expense related to the hedged variable-rate debt instrument.

Foreign currency translation

Changes in our accumulated other comprehensive income balance relate to changes in the foreign exchange rates for our real estate investments in Canada and Asia. Additionally, we reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Critical accounting policies

Refer to our annual report on Form 10‑K for the year ended December 31, 2016, for a discussion of our critical accounting policies, which include investments in real estate and properties classified as held for sale, impairment of long-lived assets, capitalization of costs, accounting for investments, interest rate hedge agreements, recognition of rental revenue and tenant recoveries, and monitoring of tenant credit quality. There were no significant changes to these policies during the nine months ended September 30, 2017.

Non-GAAP measures and definitions

This section contains additional information of certain non-GAAP financial measures and the reasons why we use these supplemental measures of performance and believe they provide useful information to investors, as well as the definitions of other terms used in this report.

Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the NAREIT Board of Governors established funds from operations as an improved measurement tool. Since its introduction, funds from operations has become a widely used non-GAAP financial measure among equity REITs. We believe that funds from operations is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that funds from operations, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences recognized because of investment and disposition decisions, financing decisions, capital structures, and capital market transactions. We compute funds from operations in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance (the “NAREIT White Paper”). The NAREIT White Paper defines funds from operations as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels and impairments of depreciable real estate (excluding land parcels), plus real estate-related depreciation and amortization, and after adjustments for our share of consolidated and unconsolidated partnerships and real estate joint ventures. Impairments represent the write-down of assets when fair value over the recoverability period is less than the carrying value due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.

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

The following tables present a reconciliation of net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure calculated and presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts. Per share amounts allocable to unvested restricted stock awards are not material and are not presented separately within the per share table below. Per share amounts may not add due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$51,273	$5,452	$108,564	$(126,014)
Depreciation and amortization	107,788	77,133	309,069	218,168
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(3,608)	(2,224)	(10,985)	(6,751)
Our share of depreciation and amortization from unconsolidated real estate JVs	383	658	1,119	2,052
Gain on sales of real estate – rental properties	—	—	(270)	—
Our share of gain on sales of real estate from unconsolidated real estate JVs	(14,106)	—	(14,106)	—
Gain on sales of real estate – land parcels	—	(90)	(111)	(90)
Impairment of real estate – rental properties	—	6,293	203	94,688
Allocation to unvested restricted stock awards	(957)	(438)	(2,185)	(14)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted (1)	140,773	86,784	391,298	182,039
Non-real estate investment income	—	—	—	(4,361)
Impairment of land parcels and non-real estate investments	—	4,886	4,491	101,028
Loss on early extinguishment of debt	—	3,230	670	3,230
Preferred stock redemption charge	—	13,095	11,279	25,614
Allocation to unvested restricted stock awards	—	(359)	(227)	(1,736)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$140,773	$107,636	$407,511	$305,814

	Three Months Ended September 30,		Nine Months Ended September 30,
(Per share)	2017	2016	2017	2016
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$0.55	$0.07	$1.20	$(1.69)
Depreciation and amortization	1.11	0.97	3.26	2.85
Our share of gain on sales of real estate from unconsolidated real estate JVs	(0.15)	—	(0.15)	—
Impairment of real estate – rental properties	—	0.08	—	1.27
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted (1)	1.51	1.12	4.31	2.43
Non-real estate investment income	—	—	—	(0.06)
Impairment of land parcels and non-real estate investments	—	0.06	0.05	1.34
Loss on early extinguishment of debt	—	0.04	0.01	0.04
Preferred stock redemption charge	—	0.17	0.12	0.34
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.51	$1.39	$4.49	$4.09

Weighted-average shares of common stock outstanding for calculating funds from operations per share and funds from operations, as adjusted, per share – diluted	93,296	77,402	90,766	74,778

(1)	Calculated in accordance with standards established by the NAREIT Board of Governors in its April 2002 White Paper and related implementation guidance.

Adjusted EBITDA and Adjusted EBITDA margins

We use Adjusted EBITDA as a supplemental performance measure of real estate rental operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments. We believe Adjusted EBITDA provides investors relevant and useful information because it allows investors to view income from real estate rental operations on an unleveraged basis before the effects of interest, taxes, depreciation and amortization, stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments.

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

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017		2016
Net income (loss)	$59,546	$28,559	$148,597		$(69,591)
Interest expense	31,031	25,850	92,563		75,730
Income taxes	1,305	355	3,405		2,374
Depreciation and amortization	107,788	77,133	309,069		218,168
Stock compensation expense	7,893	7,451	18,649		19,007
Loss on early extinguishment of debt	—	3,230	670		3,230
Gain on sales of real estate – rental properties	—	—	(270)		—
Our share of gain on sales of real estate from unconsolidated real estate JVs	(14,106)	—	(14,106)		—
Gain on sales of real estate – land parcels	—	(90)	(111)		(90)
Impairment of real estate and non-real estate investments	—	11,179	4,694		196,302
Adjusted EBITDA	$193,457	$153,667	$563,160		$445,130

Revenues	$285,370	$230,379	$833,797	(1)	$672,544

Adjusted EBITDA Margins	68%	67%	68%		66%

(1)
Excludes impairment charges aggregating $4.5 million, primarily related to two non-real estate investments. We believe excluding impairment of non-real estate investments improves the consistency and comparability of the Adjusted EBITDA margins from period to period.

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental amount in effect as of the end of the period, related to our operating RSF. Annual rental revenue and measures computed using annual rental revenue are presented at 100% for all properties under our management, including properties held by our consolidated and unconsolidated real estate joint ventures. As of September 30, 2017, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses are classified in tenant recoveries in our consolidated statements of income.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA	$193,457	$153,667	$563,160	$445,130

Interest expense	$31,031	$25,850	92,563	75,730
Capitalized interest	17,092	14,903	45,325	40,790
Amortization of loan fees	(2,840)	(3,080)	(8,578)	(8,792)
Amortization of debt premiums	652	5	1,873	117
Cash interest	45,935	37,678	131,183	107,845
Dividends on preferred stock	1,302	5,007	6,364	16,388
Fixed charges	$47,237	$42,685	$137,547	$124,233

Fixed-charge coverage ratio:
– period annualized	4.1x	3.6x	4.1x	3.6x
– trailing 12 months	4.0x	3.6x	4.0x	3.6x

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in world-class collaborative life science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

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

Joint venture financial information

We present components of balance sheet and operating results information related to our joint ventures, which are not in accordance with or intended to be presentations in accordance with, GAAP. We present the proportionate share of certain financial line items as follows: (i) for each real estate joint venture that we consolidate in our financial statements, but of which we own less than 100%, we apply the noncontrolling interest economic ownership percentage to each financial item to arrive at the amount of such cumulative noncontrolling interest share of each component presented; and (ii) for each real estate joint venture that we do not control, and do not consolidate, we apply our economic ownership percentage to each financial item to arrive at our proportionate share of each component presented.

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

We believe this information can help investors estimate balance sheet and operating results information related to our partially owned entities. Presenting this information provides a perspective not immediately available from consolidated financial statements and one that can supplement an understanding of joint venture assets, liabilities, revenues, and expenses included in our consolidated results.

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

Net debt to Adjusted EBITDA and net debt and preferred stock to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage. Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash. Net debt and preferred stock is equal to the sum of net debt, as discussed above, plus preferred stock outstanding as of period end. Refer to “Adjusted EBITDA” within this section of this Item 2 for further information on the calculation of Adjusted EBITDA.

The following table reconciles debt to net debt, and to net debt and preferred stock, and computes the ratio of each to Adjusted EBITDA as of September 30, 2017, and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
Secured notes payable	$1,153,890		$1,011,292
Unsecured senior notes payable	2,801,290		2,378,262
Unsecured senior line of credit	314,000		28,000
Unsecured senior bank term loans	547,860		746,471
Unamortized deferred financing costs	27,803		29,917
Cash and cash equivalents	(118,562)		(125,032)
Restricted cash	(27,713)		(16,334)
Net debt	$4,698,568		$4,052,576

Net debt	$4,698,568		$4,052,576
7.00% Series D cumulative convertible preferred stock	74,386		86,914
6.45% Series E cumulative redeemable preferred stock	—		130,000
Net debt and preferred stock	$4,772,954		$4,269,490

Adjusted EBITDA:
– quarter annualized	$773,828		$662,836
– trailing 12 months	$728,869		$610,839

Net debt to Adjusted EBITDA:
– quarter annualized	6.1	x	6.1	x
– trailing 12 months	6.4	x	6.6	x
Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	6.2	x	6.4	x
– trailing 12 months	6.5	x	7.0	x

Net operating income and operating margin

The following table reconciles net income to total net operating income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$59,546	$28,559	$148,597	$(69,591)

Equity in (earnings) losses of unconsolidated real estate joint ventures	(14,100)	(273)	(15,050)	270
General and administrative expenses	17,636	15,854	56,099	46,426
Interest expense	31,031	25,850	92,563	75,730
Depreciation and amortization	107,788	77,133	309,069	218,168
Impairment of real estate	—	8,114	203	193,237
Loss on early extinguishment of debt	—	3,230	670	3,230
Gain on sales of real estate – rental properties	—	—	(270)	—
Gain on sales of real estate – land parcels	—	(90)	(111)	(90)
Net operating income	$201,901	$158,377	$591,770	$467,380

Revenues	$285,370	$230,379	$829,306	$672,544

Operating margin	71%	69%	71%	69%

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

Further, we believe net operating income is useful to investors as a performance measure because, when compared across periods, net operating income reflects trends in occupancy rates, rental rates, and operating costs, which provide a perspective not immediately apparent from net income. Net operating income can be used to measure the initial stabilized yields of our properties by calculating the quotient of net operating income generated by a property on a straight-line basis and our investment in the property. Net operating income excludes certain components from net income in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort comparability of operating performance at the property level. Impairments of real estate have been excluded in deriving net operating income because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and deterioration in market conditions. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as loss on early extinguishment of debt, as these charges often relate to corporate strategy. Property operating expenses that are included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. We believe that in order to facilitate a clear understanding of our operating results, net operating income should be examined in conjunction with net income as presented in our consolidated statements of income. Net operating income should not be considered as an alternative to net income as an indication of our performance, nor as an alternative to cash flows as a measure either of liquidity or our ability to make distributions.

Operating statistics

We present certain operating statistics related to our properties, including number of properties, RSF, annual rental revenue, annual rental revenue per occupied RSF, occupancy percentage, leasing activity, rental rates, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute operating statistics at 100% for all properties managed by us, including properties owned by our consolidated and unconsolidated real estate joint ventures.

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

Unencumbered net operating income as a percentage of total net operating income

Unencumbered net operating income as a percentage of total net operating income is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets as it reflects those income and expense items that are incurred at the unencumbered property level. Unencumbered net operating income is derived from assets classified in continuing operations, which are not subject to any mortgage, deed of trust, lien, or other security interest, as of the period for which income is presented.

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unencumbered net operating income	$164,291	$137,943	$479,754	$400,027
Encumbered net operating income	37,610	20,434	112,016	67,353
Total net operating income	$201,901	$158,377	$591,770	$467,380
Unencumbered net operating income as a percentage of total net operating income	81%	87%	81%	86%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate hedge agreements are intended to reduce the effects of interest rate fluctuations. The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured construction loans, after considering the effect of our interest rate hedge agreements, secured debt, and unsecured senior notes payable as of September 30, 2017 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(4,509)
Rate decrease of 1%	$4,509

Effect on fair value of total consolidated debt and interest rate hedge agreements:
Rate increase of 1%	$(201,681)
Rate decrease of 1%	$216,680

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in existence on September 30, 2017. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities. We classify investments in publicly traded companies as available-for-sale and consequently recognize them in the consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of September 30, 2017 (in thousands):

Equity price risk:
Fair value increase of 10%	$48,526
Fair value decrease of 10%	$(48,526)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the respective local currencies. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity. Gains or losses will be reflected in our consolidated statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of September 30, 2017 (in thousands):

Effect of potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$70
Rate decrease of 10%	$(70)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$12,184
Rate decrease of 10%	$(12,184)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the nine months ended September 30, 2017, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2017, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, in November 2014, the U.S. Federal Reserve established a working group composed of large U.S. financial institutions, the Alternative Reference Rates Committee (“ARRC”), to identify a set of alternative interest reference rates to LIBOR. In a May 2016 interim report, the ARRC narrowed its choice to two LIBOR alternatives. The first choice is the Overnight Bank Funding Rate (“OBFR”), which consists of domestic and foreign unsecured borrowing in U.S. dollars. The U.S. Federal Reserve has been calculating the OBFR and publishing it since March 2016. The second alternative rate to LIBOR is the Treasury General Collateral rate, which is composed of repo transactions secured by treasuries or other assets accepted as collateral by the majority of intermediaries in the repo market.

On July 27, 2017, the FCA announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the ARRC, is considering replacing U.S. dollar LIBOR with a newly created index called the Broad Treasury Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. If LIBOR ceases to exist, we may need to negotiate the credit agreements with our lenders that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. The transition to the alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers.

Security breaches through cyber-attacks, cyber-intrusions, or other methods could disrupt our information technology networks and related systems.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or other methods, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Due to the fast pace and unpredictability of cyber threats, long-term implementation plans designed to address cybersecurity risks become obsolete quickly. The SEC has recently shared its concern over the rise in cases of cyber-attacks where information was stolen by hackers to gain market advantage. As a consequence, it is critical that entities not only meet SEC expectations in the cybersecurity arena, but also invest in a program to become secure, vigilant, and resilient in the face of emerging cybersecurity risks.

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
		Form 8-K	July 18, 2014
4.12*	Form of 4.500% Senior Note due 2029 (included in Exhibit 4.11 above)	Form 8-K	July 18, 2014
4.13*	Indenture, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
4.14*	Supplemental Indenture No. 1, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.15*	Form of 4.30% Senior Note due 2026 (included in Exhibit 4.14 above)	Form 8-K	November 17, 2015
4.16*	Supplemental Indenture No. 2, dated as of June 10, 2016, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	June 10, 2016
4.17*	Form of 3.95% Senior Note due 2027 (included in Exhibit 4.16 above)	Form 8-K	June 10, 2016
4.18*	Indenture, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.19*	Supplemental Indenture No. 1, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.20*	Form of 3.95% Senior Note due 2028 (included in Exhibit 4.19 above)	Form 8-K	March 3, 2017
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
		Form 10-Q	November 2, 2016
10.4*	Letter Amendment to Amended and Restated Executive Employment Agreement, dated July 3, 2017, by and between the Company and Joel S. Marcus	Form 8-K	July 3, 2017
12.1	Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	N/A	Filed herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
101
The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (unaudited), (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the nine months ended September 30, 2017 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)
		N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2017.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Chairman/Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)