Form 10-K
period 2017-12-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2018-01-30
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

Commission file number 1-12993

ALEXANDRIA REAL ESTATE EQUITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	95-4502084
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

385 East Colorado Boulevard, Suite 299, Pasadena, California 91101
(Address of principal executive offices) (Zip code)

(626) 578-0777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value per share 7.00% Series D Cumulative Convertible Preferred Stock	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $11.1 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2017.

As of January 16, 2018, 101,238,857 shares of common stock were outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 22, 2018.

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

ITEM 1. BUSINESS

Overview

We are a Maryland corporation, formed in October 1994, that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® company and an urban office REIT uniquely focused on collaborative life science and technology campuses in AAA innovation cluster locations. We consider AAA locations to be highly desirable for tenancy by life science and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. Founded in 1994, Alexandria pioneered this niche and has since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park.

Alexandria develops dynamic urban cluster campuses and vibrant ecosystems that enable and inspire the world’s most brilliant minds and innovative companies to create life-changing scientific and technological breakthroughs. We believe in the utmost professionalism, humility, and teamwork. Alexandria manages its properties through fully integrated regional teams with unparalleled real estate, life science, and technology expertise. Our tenants include multinational pharmaceutical companies; public and private biotechnology companies; life science product, service, and medical device companies; digital health, and technology companies; academic and medical research institutions; U.S. government research agencies; non-profit companies; and venture capital firms. Alexandria has a longstanding and proven track record of developing Class A properties clustered in urban life science and technology campuses that provide its innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic risk capital to transformative life science and technology companies through its venture capital arm. We believe our unique business model and diligent underwriting ensure a high-quality and diverse tenant base that results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of December 31, 2017, Alexandria’s total market capitalization was $17.9 billion and our asset base in North America consisted of 29.6 million SF. The asset base in North America includes 22.0 million RSF of operating properties, including 1.7 million RSF of development and redevelopment of new Class A properties currently undergoing construction. These operating properties and development projects include eight properties that are held by consolidated real estate joint ventures and three properties that are held by unconsolidated real estate joint ventures. The occupancy percentage of our operating properties in North America was 96.8% as of December 31, 2017. Our 10-year average occupancy rate of operating properties as of December 31, 2017, was 95%. Investment-grade or large cap tenants represented 55% of our annual rental revenue in effect as of December 31, 2017. Additional information regarding our consolidated and unconsolidated real estate joint ventures is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K. Additional information regarding risk factors that may affect us is included in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

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

The following chart summarizes the five-year growth in annual rental revenue in effect as of December 31, 2017, compared to December 31, 2012, in our key cluster submarkets:

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

Acquisitions

We seek to identify and acquire high-quality properties in our target cluster markets. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the prospective property or properties, including:

•	Proximity to centers of innovation and technological advances;

•	Location of the property and our strategy in the relevant market;

•	Quality of existing and prospective tenants;

•	Condition and capacity of the building infrastructure;

•	Physical condition of the structure and common area improvements;

•	Quality and generic characteristics of the improvements;

•	Opportunities available for leasing vacant space and for re-tenanting or renewing occupied space;

•	Availability of and/or ability to add appropriate tenant amenities;

•	Availability of land for future ground-up development of new space;

•	Opportunities to redevelop existing space and generate higher rent;

•	The property’s unlevered yields; and

•	Our ability to increase the property’s long-term financial returns.

Development, pre-construction, and redevelopment

A key component of our business model is our value-creation development projects. Our development strategy is primarily to pursue selective projects with significant pre-leasing for which we expect to achieve appropriate investment returns and generally match a source of funds for this use. Our value-creation development projects focus on high-quality, generic, and reusable office/laboratory or tech office space to meet the real estate requirements of our diverse group of tenants.

Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements, which are focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value to our future ground-up development and are required for the vertical construction of buildings. We normally do not commence vertical construction of new projects prior to achieving significant pre-leasing.

Another key component of our business model is our value-creation redevelopment of existing office, warehouse, or shell space, or newly acquired properties, into high-quality, generic, and reusable space that can be leased at higher rental rates. Our redevelopment strategy generally includes significant pre-leasing of projects prior to the commencement of redevelopment.

Non-real estate investments

We also hold equity investments in publicly traded companies, privately held entities, and limited partnerships primarily involved in the life science and technology industries. We invest in highly innovative entities whose focus on the development of therapeutic products that advance health and transform patients’ lives is aligned with the Alexandria’s purpose of making a positive and meaningful impact on the health, safety, and well-being of the global community. Our status as a REIT limits our ability to make such non-real estate investments. Therefore, we conduct, and will continue to conduct, our non-real estate investment activities in a manner that complies with the REIT requirements.

Balance sheet and financial strategy

We seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution to our stockholders through the ownership, operation, management, and selective acquisition, development, and redevelopment of office/laboratory and tech office space, as well as the management of our balance sheet. In particular, we seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution to our stockholders by:

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

•	Continuing to improve our credit profile;

•	Minimizing the amount of near-term debt maturities in a single year;

•	Maintaining commitment to long-term capital to fund growth;

•	Maintaining low to modest leverage;

•	Minimizing variable interest rate risk;

•	Generating high-quality, strong, and increasing operating cash flows;

•	Selectively selling real estate assets, including land parcels and non-core/“core-like” operating assets, and reinvesting the proceeds into our highly leased value-creation development projects;

•	Allocating capital to Class A properties located in collaborative life science and technology campuses in AAA urban innovation clusters;

•	Maintaining geographic diversity in urban intellectual centers of innovation;

•	Selectively acquiring high-quality office/laboratory and tech office space in our target urban innovation cluster submarkets at prices that enable us to realize attractive returns;

•	Selectively developing properties in our target urban innovation cluster submarkets;

•
Selectively redeveloping existing office, warehouse, or shell space, or newly acquired properties, into high-quality, generic, and reusable space that can be leased at higher rental rates in our target urban innovation cluster submarkets;

•	Renewing existing tenant space at higher rental rates to the extent possible;

•	Minimizing tenant improvement costs;

•	Improving investment returns through the leasing of vacant space and the replacing of existing tenants with new tenants at higher rental rates;

•	Actively monitoring tenant health and executing leases with high quality tenants;

•	Maintaining solid occupancy while attaining high rental rates;

•	Realizing contractual rental rate escalations; and

•	Implementing effective cost control measures, including negotiating pass-through provisions in tenant leases for operating expenses and certain capital expenditures.

Competition

In general, other office/laboratory and tech office properties are located in close proximity to our properties. The amount of rentable space available in any market could have a material effect on our ability to rent space and on the rental rates we can attain for our properties. In addition, we compete for investment opportunities with other REITs, insurance companies, pension and investment funds, private equity entities, partnerships, developers, investment companies, owners/occupants, and foreign investors. Many of these entities have substantially greater financial resources than we do and may be able to invest more than we can or accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the overall expected returns from real estate investments. In addition, as a result of their financial resources, our competitors may offer more free rent concessions, lower rental rates, or higher tenant improvement allowances in order to attract tenants. These leasing incentives could hinder our ability to maintain or raise rents and attract or retain tenants. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell. Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years. However, we believe we have differentiated ourselves from our competitors, as we are the first and only publicly traded urban office REIT to focus primarily on the office/laboratory real estate niche, with world-class collaborative life science and technology campuses in AAA innovation cluster locations, and we have many of the most important relationships in the life science and technology industries.

Financial information about our reportable segment

Refer to Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for information about our one reportable segment.

Regulation

General

Properties in our markets are subject to various laws, ordinances, and regulations, including regulations relating to common areas. We believe we have the necessary permits and approvals to operate each of our properties.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to permit access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to incur substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

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

In addition, some of our tenants handle hazardous substances and wastes as part of their routine operations at our properties. Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from such activities. Environmental liabilities could also affect a tenant’s ability to make rental payments to us. We require our tenants to comply with these environmental laws and regulations and to indemnify us against any related liabilities.

Independent environmental consultants have conducted Phase I or similar environmental site assessments on the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties and do not generally include soil samplings, subsurface investigations, or an asbestos survey. To date, these assessments have not revealed any material environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations. Nevertheless, it is possible that the assessments on our properties have not revealed all environmental conditions, liabilities, or compliance concerns that may have arisen after the review was completed or may arise in the future; and future laws, ordinances, or regulations may also impose additional material environmental liabilities.

Insurance

We carry comprehensive liability, all-risk property, and business interruption insurance, including rental income loss coverage, with respect to our properties. We select policy specifications and insured limits that we believe to be appropriate given the relative risk of loss, the cost of the coverage, and industry practice. In our opinion, the properties in our portfolio are currently adequately insured. In addition, we have obtained earthquake insurance for certain properties located in the vicinity of known active earthquake zones in an amount and with deductibles we believe are commercially reasonable. We also carry environmental insurance and title insurance on our properties. We generally obtain our title insurance policies when we acquire the property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property. Additional information regarding risk factors that may affect us is included in “Item 1A. Risk Factors” in this annual report on Form 10-K.

Available information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to the foregoing reports, are available, free of charge, through our corporate website at www.are.com as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The current charters of our Board of Directors’ Audit, Compensation, and Nominating & Governance Committees, along with our corporate governance guidelines and Business Integrity Policy and Procedures for Reporting Non-Compliance (the “Business Integrity Policy”), are also available on our corporate website. Additionally, any amendments to, and waivers of, our Business Integrity Policy that apply to our Chief Executive Officer of our Chief Financial Officer will be available free of charge on our corporate website in accordance with applicable SEC and NYSE requirements. Written requests should be sent to Alexandria Real Estate Equities, Inc., 385 East Colorado Boulevard, Suite 299, Pasadena, California 91101, Attention: Investor Relations. Further, the public may also download these materials from the SEC’s website at www.sec.gov.

Employees

As of December 31, 2017, we had 323 employees. We believe that we have good relations with our employees. We have adopted a Business Integrity Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified annually.

Sustainability

Our industry-leading sustainability initiatives and programming – which are overseen by the Alexandria Sustainability Committee – directly benefit our tenants, employees and communities, and create long-term value for our shareholders. We are proud of the recognition we received in 2017 for our programming and accomplishments across the environmental, social, and governance (“ESG”) dimensions of sustainability.

Our core values have a direct and very positive effect on the success of Alexandria. Our sustainability mission is to make a positive and meaningful impact on the health, safety, and well-being of our tenants, shareholders, employees, and the communities in which we live and work.

We put sustainability into action by creating sustainable and vibrant environments that drive success in developing breakthrough technologies and therapies to help cure disease, end hunger, and improve the quality of human health and the way we live. Our highly dynamic and collaborative urban campuses enhance our tenants’ ability to successfully recruit and retain world-class talent, promote health and wellness, and inspire productivity, efficiency, creativity, and success.

During 2017, Alexandria earned a prestigious “Green Star” designation from the Global Real Estate Sustainability Benchmark (“GRESB”), which recognizes our strong ESG policies, practices, and performance. Our 2017 GRESB score exceeded that of both the U.S. listed average REIT and the global GRESB average. Key drivers of our programming and accomplishments that drove this recognition include:

•
Targeting and delivering a minimum of LEED® Gold on all new ground-up construction projects; approximately 49% of our total annual rental revenue will be generated from LEED® certified projects upon completion of 12 projects currently in progress.

•
Continuously improving efficiency and reducing our impact on the environment; our 86 energy optimization projects implemented in 2015 and 2016 reduced greenhouse gas pollution from our buildings by 4.7%, more than twice the global GRESB average of 2.2%.

•
Implementing cutting-edge water conservation technologies, such as installing greywater systems and capturing steam condensate for use in cooling towers and irrigation, and waste management, recycling, and composting programs.

Additionally, Alexandria achieved the top score of all U.S. companies in the GRESB Health & Well-being Module. Highlights of our award-winning program include:

•	Being the first real estate company to become a Fitwel Champion, and to receive Fitwel certifications for promoting the highest levels of occupant comfort in existing buildings.

•	Earning the world’s first WELL® certification for a newly constructed laboratory space, at the Alexandria LaunchLabs® in New York City.

•
Providing a highly competitive benefits package and a healthy workplace and employee experience, including fitness centers and incentives, healthy dining options, paid time off for volunteering activities, and an employee assistance program to meet and exceed the health, well-being, and financial needs and goals of our talented employees and their families.

As a result of all the above achievements, Alexandria was awarded Nareit’s 2017 Leader in the Light Sustainability Award – the highest achievement possible – in the “Most Innovative” category. As demand for healthy and highly amenitized building services and programming continues to grow, Alexandria’s best-in-class approach to health and wellness continues to be a driver of our long-term success. Alexandria now has 3.1 million SF of buildings that have earned or are pursuing healthy building certifications, and we expect to continue increasing the number of healthy building certifications.

ITEM 1A. RISK FACTORS

Forward-looking statements

The following risk factors may adversely affect our overall business, financial condition, results of operations, cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our common stock, as further described in each risk factor below. In addition to the information set forth in this annual report on Form 10-K, one should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC. Those risk factors could materially affect our overall business, financial condition, results of operations, cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our common stock. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations.

Operating factors

We may be unable to identify and complete acquisitions and successfully operate acquired properties.

We continually evaluate the market of available properties and may acquire properties when opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be exposed to the following significant risks:

•	We may be unable to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional funds;

•	Even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price or result in other less favorable terms;

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

•
Tenants that have pre-leased our development or redevelopment projects may file for bankruptcy or become insolvent, which may adversely affect the income produced by, and the value of, our properties or require us to change the scope of the project, which may potentially result in higher construction costs and lower financial returns;

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

If we default under the terms of a ground lease obligation, we may lose the ownership rights to the property subject to the lease. Upon expiration of a ground lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase in rental expense could have a material adverse effect on our financial condition, results of operations, and cash flows, and our ability to satisfy our debt service obligations and pay distributions to our stockholders, as well as the market price of our common stock. Refer to “Ground Lease Obligations” in the “Sources and Uses of Capital” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K for additional information on our ground lease obligations.

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

As of December 31, 2017, we had several consolidated and unconsolidated real estate joint ventures in which we shared ownership and decision-making power with one or more parties. Our joint venture partners must agree in order for the applicable joint venture to take specific major actions, including budget approvals, acquisitions, sales of assets, debt financing, execution of lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between us and our partners may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.

We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs on to tenants.

Our properties are subject to increases in operating expenses, including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. As of December 31, 2017, approximately 97% of our leases (on an RSF basis) were triple net leases, requiring tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. However, we cannot be certain that our tenants will be able to bear the full burden of these higher costs or that such increased costs will not lead them, or other prospective tenants, to seek space elsewhere. If operating expenses increase, the availability of other comparable space in the markets we operate in may hinder or limit our ability to increase our rents. Additionally, if operating expenses increase without a corresponding increase in revenues, our profitability could diminish and our ability to make distributions to our stockholders could be limited.

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

Our ability to acquire, develop, or redevelop properties depends upon our ability to obtain capital. The real estate industry has historically experienced periods of volatile debt and equity capital markets and/or periods of extreme illiquidity. A prolonged period in which we cannot effectively access the public debt or equity markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain debt or equity capital on acceptable terms could delay or prevent us from acquiring, financing, and completing desirable investments and could otherwise adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of our then-existing stockholders. Even as liquidity returns to the market, debt and equity capital may be more expensive than in prior years.

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

Our credit ratings may affect the amount of capital we can access, as well as the terms and pricing of any debt we may incur. There can be no assurance that we will be able to maintain our current credit ratings. In the event that our current credit ratings are downgraded or removed, we would most likely incur higher borrowing costs and experience greater difficulty in obtaining additional financing, which in turn would have a material adverse impact on our financial condition, results of operations, cash flows, and liquidity.

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

There is no assurance that we will be able to continue to access the unsecured bond market on favorable terms. Our ability to borrow additional amounts through the issuance of unsecured bonds may be negatively impacted by periods of illiquidity in the bond market.

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

Our unsecured senior line of credit and unsecured senior bank term loans contain customary negative covenants and other financial and operating covenants that, among other things:

•	Restrict our ability to incur additional indebtedness;

•	Restrict our ability to make certain investments;

•	Restrict our ability to merge with another company;

•	Restrict our ability to make distributions to our stockholders;

•	Require us to maintain financial coverage ratios; and

•	Require us to maintain a pool of qualified unencumbered assets.

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

If our properties do not generate revenues sufficient to cover our operating expenses, including our debt service obligations and capital expenditures, we may have to borrow additional amounts to cover fixed costs and cash flow needs. This could adversely affect our ability to make distributions to our stockholders. Factors that could adversely affect the revenues we generate from, and the values of, our properties include:

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

From time to time, the capital and credit markets experience volatility. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial and/or operating strength. If market disruption and volatility occur, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition, and results of operations. Market disruption and volatility may adversely affect the value of the companies in which we hold equity investments, and we may be required to recognize impairments or losses in our earnings. Disruptions, uncertainty, or volatility in the capital markets may also limit our access to capital from financial institutions on favorable terms, or altogether, and our ability to raise capital through the issuance of equity securities could be adversely affected by causes beyond our control through extraordinary disruptions in the global economy and financial systems or through other events.

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

Failure to meet market expectations, particularly with respect to earnings estimates, funds from operations per share, operating cash flows, and revenues, would likely result in a decline and/or increased volatility in the market price of our common stock or other outstanding securities.

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

We cannot predict the effect, if any, of future sales of shares of our common stock or the market price of our common stock. Sales of substantial amounts of capital stock (including the conversion or redemption of preferred stock), or the perception that such sales may occur, could adversely affect prevailing market prices for our common stock. Refer to “Other Sources” in the “Sources and Uses of Capital” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

We have reserved a number of shares of common stock for issuance to our directors, officers, and employees pursuant to our Amended and Restated 1997 Stock Award and Incentive Plan (sometimes referred to herein as our “equity incentive plan”). We have filed a registration statement with respect to the issuance of shares of our common stock pursuant to grants under our equity incentive plan. In addition, any shares issued under our equity incentive plan will be available for sale in the public market from time to time without restriction by persons who are not our “affiliates” (as defined in Rule 144 adopted under the Securities Act of 1933, as amended). Affiliates will be able to sell shares of our common stock subject to restrictions under Rule 144.

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

We may not continue our current level of distributions to our stockholders. Our Board of Directors will determine future distributions based on a number of factors, including:

•	The amount of net cash provided by operating activities available for distribution;

•	Our financial condition and capital requirements;

•	Any decision to reinvest funds rather than to distribute such funds;

•	Our capital expenditures;

•	The annual distribution requirements under the REIT provisions of the Internal Revenue Code;

•	Restrictions under Maryland law; and

•	Other factors our Board of Directors deems relevant.

A reduction in distributions to stockholders may negatively impact our stock price.

Distributions on our common stock may be made in the form of cash, stock, or a combination of both.

As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders. Typically, we generate cash for distributions through our operations, the disposition of assets, including partial interest sales, or the incurrence of additional debt. Our Board of Directors may determine in the future to pay dividends on our common stock in cash, in shares of our common stock, or in a combination of cash and shares of our common stock. For example, we may declare dividends payable in cash or stock at the election of each stockholder, subject to a limit on the aggregate cash that could be paid. Any such dividend would be distributed in a manner intended to count in full toward the satisfaction of our annual distribution requirements and to qualify for the dividends paid deduction. While the IRS privately has ruled that such a dividend would so qualify if certain requirements are met, no assurances can be provided that the IRS would not assert a contrary position in the future. Moreover, a reduction in the cash yield on our common stock may negatively impact our stock price.

We have certain ownership interests outside the U.S. that may subject us to risks different from or greater than those associated with our domestic operations.

We have three operating properties in Canada and one operating property in China. Acquisition, development, redevelopment, ownership, and operating activities outside the U.S. involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:

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

In addition, our foreign investments are subject to taxation in foreign jurisdictions based on local tax laws and regulations and on existing international tax treaties. We have invested in foreign markets under the assumption that our future earnings in each of those countries will be taxed at the current prevailing income tax rates. There are no guarantees that foreign governments will continue to honor existing tax treaties we have relied upon for our foreign investments or that the current income tax rates in those countries will not increase significantly, thus impacting our ability to repatriate our foreign investments and related earnings.

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

We hold equity investments in certain publicly traded companies, limited partnerships, and privately held entities primarily involved in the life science and technology industries. The valuation of these investments is affected by many external factors beyond our control, including, but not limited to, market prices, market conditions, the effect of healthcare reform legislation, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, and new collaborative agreements. Unfavorable developments with respect to any of these factors may have an adverse impact on the valuation of our equity investments.

Market and other external factors may negatively impact the liquidity of our equity investments.

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

We insure our properties with insurance companies we believe have good ratings at the time our policies are put into effect. The financial condition of one or more of the insurance companies we hold policies with may be negatively impacted, which can result in their inability to pay on future insurance claims. Their inability to pay future claims may have a negative impact on our financial results. In addition, the failure of one or more insurance companies may increase the cost of renewing our insurance policies or increase the cost of insuring additional properties and recently developed or redeveloped properties.

Our insurance may not adequately cover all potential losses.

If we experience a loss at any of our properties that is not covered by insurance, that exceeds our insurance policy limits, or that is subject to a policy deductible, we could lose the capital invested in the affected property and, possibly, future revenues from that property. In addition, we could continue to be obligated on any mortgage indebtedness or other obligations related to the affected properties. All properties carry comprehensive liability, fire, extended coverage, and rental loss insurance with respect to our properties, including properties partially owned through joint ventures that are managed by our joint venture partners.

We have obtained earthquake insurance for our properties that are located in the vicinity of active earthquake zones in an amount and with deductibles we believe are commercially reasonable. However, a significant portion of our real estate portfolio is located in seismically active regions, such as San Francisco, San Diego, and Seattle, and a damaging earthquake in any of these regions could significantly impact multiple properties. As a result, the amount of our earthquake insurance coverage may be insufficient to cover our losses, and aggregate deductible amounts may be material, which could adversely affect our business, financial condition, results of operations, and cash flows. We also carry environmental insurance and have title insurance policies for our properties. We generally obtain our title insurance policies when we acquire a property; each policy covers an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the insured property.

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

In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law by the U.S. President. Although we are not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect our ability to operate as a REIT, new legislation, as well as new regulations, administrative interpretations, or court decisions may be introduced, enacted, or promulgated from time to time, that could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to our stockholders.

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

As a result of our geographic concentration, we depend upon the local economic and real estate conditions in these markets. We are, therefore, subject to increased exposure (positive or negative) to economic, tax, and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in any of these markets. An economic downturn in any of these markets could adversely affect our operations and our ability to make distributions to our stockholders. We cannot assure our stockholders that these markets will continue to grow or remain favorable to the life science and technology industries.

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

We are dependent on the life science and technology industries, and changes within these industries may adversely impact our revenues from lease payments and our results of operations.

In general, our business strategy is to invest primarily in properties used by tenants in the life science and technology industries. Our business could be adversely affected if the life science and technology industries are impacted by an economic, financial, or banking crisis, or if the life science and technology industries migrate from the U.S. to other countries. Because of our industry focus, events within these industries may have a more pronounced effect on our results of operations and ability to make distributions to our stockholders than if we had more diversified investments. Also, some of our properties may be better suited for a particular life science or technology tenant and could require significant modification before we are able to re-lease space to another tenant. Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for office/laboratory and tech office space at the time the leases are negotiated and the increases are proposed.

It is common for businesses in the life science and technology industries to undergo mergers or consolidations. Mergers or consolidations of life science and technology entities in the future could reduce the RSF requirements of our tenants and prospective tenants, which may adversely impact the demand for office/laboratory and tech office space and our future revenue from lease payments and our results of operations.

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

Additionally, our tenants include research institutions whose funding is largely dependent on grants from government agencies, such as the National Institutes of Health, the National Science Foundation, and similar agencies or organizations. U.S. government funding of research and development is subject to the political process, which is often unpredictable. Other programs, such as Homeland Security or defense, could be viewed by the government as higher priorities. Additionally, proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the National Institutes of Health and other U.S. government agencies that fund research and development activities. Any shift away from funding of research and development or delays surrounding the approval of government budget proposals may adversely impact our tenants’ operations, which in turn may impact their demand for office/laboratory and tech office space and their ability to make lease payments to us and thus adversely impact our results of operations.

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

High levels of regulation

•
Some of our tenants develop and manufacture drugs that require regulatory approval, including approval from the U.S. Food and Drug Administration, prior to being made, marketed, sold, and used. The regulatory approval process to manufacture and market drugs is costly, typically takes several years, requires validation through clinical trials and the use of substantial resources, and is often unpredictable. A tenant may fail to obtain or may experience significant delays in obtaining these approvals. Even if the tenant obtains regulatory approvals, marketed products will be subject to ongoing regulatory review and potential loss of approvals.

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

Significant funding requirements for product research and development

•
Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from venture capital firms; private investors; the public markets; companies in the life science industry; or federal, state, and local governments. Such funding may become unavailable or difficult to obtain. The ability of each tenant to raise capital will depend on its financial and operating condition, viability of their products, and the overall condition of the financial, banking, and economic environment, as well as government budget policies.

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

Our technology industry tenants are subject to a number of risks unique to their industry, including (i) an uncertain regulatory environment, (ii) rapid technological changes, (iii) a dependency on the maintenance and security of the Internet infrastructure, (iv) significant funding requirements for product research and development, and (v) inadequate intellectual property protections. These risks may adversely affect their ability to make rental payments to us or satisfy their other lease obligations, which in turn may materially adversely affect our business, results of operations, financial condition, and stock price.

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

•
The Internet has experienced, and is likely to continue to experience, outages and other delays. These outages and delays, as well as problems caused by cyber attacks and computer malware, viruses, worms, and similar programs, may materially affect the ability of our technology industry tenants to conduct business.

•	Security breaches or network attacks may delay or interrupt the services provided by our tenants and could harm their reputations or subject them to significant liability.

Significant funding requirements for product research and development

•
Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from venture capital firms; private investors; the public markets; companies in the technology industry; or federal, state, and local governments. Such funding may become unavailable or difficult to obtain. The ability of each tenant to raise capital will depend on its financial and operating condition, viability of their products, and the overall condition of the financial, banking, governmental budget policies, and economic environment.

•	Even with sufficient funding, some of our tenants may not be able to discover or identify potential customers or may not be able to create tools or technologies that are commercially useful.

•	Some of our tenants may not be able to successfully manufacture their products economically.

•	Marketed products also face commercialization risk, and some of our tenants may never realize projected levels of product utilization or revenues.

•	Negative news regarding the products or other business developments of our tenants may cause their stock price or credit profile to deteriorate.

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

Government factors

Negative impact on economic growth resulting from the combination of federal income tax policy, debt policy, and government spending may adversely affect our results of operations.

Global macroeconomic conditions affect our tenants’ businesses. Instability in the banking and government sectors of the U.S. and/or the negative impact on economic growth resulting from the combination of government tax policy, debt policy, and government spending, may have an adverse effect on the overall economic growth and our future revenue growth and profitability. Volatile, negative, or uncertain economic conditions could undermine business confidence in our significant markets or in other markets and cause our tenants to reduce or defer their spending, which would negatively affect our business. Growth in the markets we serve could be at a slow rate or could stagnate or contract in each case for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographic regions in which we operate and the industries we serve may in the future affect demand for our services. Our revenues and profitability are derived from our tenants in North America, some of which derive significant revenues from their international operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and to effectively build our revenue and spending plans. Economic volatility and uncertainty are particularly challenging because it may take some time for the effects and resulting changes in demand patterns to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our results of operations. These risks may impact our overall liquidity, our borrowing costs, or the market price of our common stock.

Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling, and changes in the amount of federal debt, may negatively impact the economic environment and adversely impact our results of operations.

The Budget Control Act of 2011 provided for a reduction of $1.1 trillion of U.S. federal government discretionary spending over the succeeding decade (later extended through 2023) through a series of automatic, across-the-board spending cuts known as sequestration. Sequestration went into effect on March 1, 2013, and will remain in effect in the absence of further legislative action.

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. The U.S. Congress has authority to raise or suspend the debt ceiling and to approve the funding of U.S. federal government operations within the debt ceiling, and has done both frequently in the past, often on a relatively short-term basis.  Most recently, following a three-day partial shutdown of the U.S. federal government in January 2018, the U.S. Congress extended the government funding deadline to February 8, 2018.  If not further extended, another partial government shutdown could occur in early February 2018. Additionally, the Treasury Department estimates that the current debt ceiling will be exhausted in or before April 2018 without further increasing or suspending the debt ceiling. Absent an increase in, or further suspensions to, the debt ceiling, the U.S. federal government may partially or completely shut down and/or default on its existing loans as a result of reaching the debt ceiling. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by the U.S. Congress to raise the debt limit to the extent necessary would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the credit rating of the U.S. federal government, as well as the risk of other economic dislocations. If the U.S. government fails to complete its budget process, another federal government shutdown may result.  Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world.

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

The U.S. Federal Reserve has been gradually increasing the target range for the federal funds rate. In December 2016, March 2017, and June 2017, the U.S. Federal Reserve increased the federal funds rate to a range from 0.5% to 0.75%, from 0.75% to 1.00%, and from 1.00% to 1.25%, respectively, and announced its intention to continue to raise the federal funds rate over time. In December 2017, the U.S. Federal Reserve increased the federal funds rate to a range from 1.25% to 1.50%. The continuing increase in targeted federal funds rate will likely result in an increase in market interest rates, which may increase our interest expense under our unhedged variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

Recent changes to the U.S. tax laws could have a significant negative impact on the overall economy, our tenants, and our business.

On December 20, 2017, the House of Representatives and the Senate passed a reconciled version of a tax reform bill, and the President signed the tax reform bill into law on December 22, 2017 (the “Tax Reform Legislation”). Among other things, the Tax Reform Legislation:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiaries);

•
Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	Allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business, but businesses conducted by our taxable REIT subsidiaries may not qualify, and we have not yet determined whether we will make such an election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the corporate alternative minimum tax;

•
Implements a one-time deemed repatriation tax on corporate profits (at a rate of 15.5% on cash assets and 8% on noncash assets) held offshore, which profits are not taken into account for purposes of the REIT gross income tests;

•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Reform Legislation, in particular those affecting individual taxpayers, expire in seven years (at the end of 2025).

As a result of the changes to U.S. federal tax laws implemented by the Tax Reform Legislation, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually.

The Tax Reform Legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Reform Legislation on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this early stage of the new law’s implementation. Furthermore, the Tax Reform Legislation may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Reform Legislation may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Reform Legislation will not negatively impact our operating results, financial condition, and future business operations.

Actual and anticipated changes to the regulations of the healthcare system may have a negative impact on the pricing of drugs, the cost of healthcare coverage, and the reimbursement of healthcare services and products.

The U.S. Food and Drug Administration and comparable agencies in other jurisdictions directly regulate many critical activities of life science, technology, and healthcare industries, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, and product risk management. In both domestic and foreign markets, sales of products depend in part on the availability and amount of reimbursement by third-party payers, including governments and private health plans. Governments may regulate coverage, reimbursement, and pricing of products to control cost or affect utilization of products. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Substantial uncertainty exists regarding the reimbursement by third-party payers of newly approved healthcare products. The U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been recent judicial and Congressional challenges to the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), which could have an impact on coverage and reimbursement for healthcare terms and services covered by plans authorized by the ACA. During 2017 several attempts were made to amend the ACA; however, no amendment proposal gained the 50-vote support from the U.S. Senate needed to pass a repeal bill. As a result, in October 2017, The U.S. President issued an Executive Order “Promoting Healthcare Choice and Competition Across the United States.” We do not know how our tenants will be affected (if at all) by this new executive order. Government and other regulatory oversight and future regulatory and government interference with the healthcare systems may adversely impact our tenants’ businesses and our business.

U.S. government tenants may not receive anticipated appropriations, which could hinder their ability to pay us.

U.S. government tenants are subject to government funding. If one or more of our U.S. government tenants fail to receive anticipated appropriations, we may not be able to collect rental amounts due to us. A significant reduction in federal government spending, particularly a sudden decrease due to the recent tax reform or to a sequestration process, such as occurred in recent years, could also adversely affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. In addition, recent budgetary pressures have resulted in, and may continue to result in, reduced allocations to government agencies that fund research and development activities, such as the National Institutes of Health (“NIH”). For example, the NIH budget has been, and may continue to be, significantly impacted by the sequestration provisions of the Budget Control Act of 2011, which became effective on March 1, 2013. Past proposals to reduce budget deficits have included reduced NIH and other research and development budgets. Any shift away from the funding of research and development or delays surrounding the approval of government budget proposals may cause our tenants to default on rental payments or delay or forgo leasing our rental space, which could adversely affect our business, financial condition, or results of operations. In addition, defaults under leases with U.S. government tenants are governed by federal statute and not by state eviction or rent deficiency laws. As of December 31, 2017, leases with U.S. government tenants at our properties accounted for approximately 1.6% of our aggregate annual rental revenue in effect as of December 31, 2017.

Some of our tenants may be subject to increasing government price controls and other healthcare cost-containment measures.

Government healthcare cost-containment measures can significantly affect our tenants’ revenue and profitability. In many countries outside the U.S., government agencies strictly control, directly or indirectly, the prices at which our pharmaceutical industry tenants’ products are sold. In a number of European Union (“EU”) Member States, the pricing and/or reimbursement of prescription pharmaceuticals are subject to governmental control, and legislators, policymakers and healthcare insurance funds continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment and other austerity measures in the EU. In the U.S., our pharmaceutical industry tenants are subject to substantial pricing pressures from state Medicaid programs, private insurance programs, and pharmacy benefit managers. In addition, many state legislative proposals could further negatively affect pricing and/or reimbursement for our pharmaceutical industry tenants’ products. Also, the pricing environment for pharmaceuticals continues to be in the political spotlight in the U.S. Pharmaceutical and medical device product pricing is subject to enhanced government and public scrutiny and calls for reform. Some states have implemented, and other states are considering, pharmaceutical price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations who are not Medicaid-eligible. We anticipate that pricing pressures from both governments and private payers inside and outside the U.S. will become more severe over time.

Changes in U.S. federal government funding for the U.S. Food and Drug Administration (“FDA”), U.S. National Institutes of Health (NIH) and other government agencies could hinder their ability to hire and retain key leadership and other personnel, properly administer drug innovation, or prevent new products and services from being developed or commercialized by our life science tenants, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels, the ability to hire and retain key personnel, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the NIH and other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

The ability of the FDA, the NIH, and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA, the NIH, and other agencies to fulfill their functions and could greatly impact healthcare and the drug industry.

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

However, any future government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA, the NIH, and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA and NIH to perform their respective roles; and may have a related impact on academic institutions and research laboratories whose funding is fully or partially dependent on both the level and timing of funding from government sources.

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

Changes in laws and regulations that control drug pricing for government programs may adversely impact our operating results and our business.

The Centers for Medicare & Medicaid Services (“CMS”) is the federal agency within the U.S. Department of Health and Human Services that administers the Medicare program and works in partnership with state governments to administer Medicaid. The Medicare Modernization Act of 2003 that went into effect on January 1, 2006 (which also made changes to the public Part C Medicare health plan program), explicitly prohibits government entities from directly negotiating drug prices with manufacturers. Recently, there has been significant public outcry against price increases viewed to be unfair and unwarranted. President Trump has endorsed having government programs such as Medicare bid and negotiate the price of drugs directly with drug companies.

Currently, the outcome of potential reforms and changes to government negotiation/regulation to drug pricing is unknown. Changes in policy that limit prices may reduce the financial incentives for the research and development efforts that lead to discovery and production of new therapies and solutions to life-threatening conditions. Negative impacts of new policies could adversely affect our tenants’ businesses, including life science and technology companies, which may reduce the demand for office/laboratory space and negatively impact our operating results and our business.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will subject us to substantial additional federal regulation, and we cannot predict the effect of such regulation on our business, results of operations, cash flows, or financial condition.

There are significant corporate governance- and executive compensation-related provisions in the Dodd-Frank Act that have required, and continue to require, the SEC to adopt additional rules and regulations in these areas. For example, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. In addition, provisions of the Dodd-Frank Act that directly affect other participants in the real estate and capital markets, such as banks, investment funds, and interest rate hedge providers, could have indirect, but material, impacts on our business that cannot now be predicted. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, or otherwise adversely affect our business.

The ongoing implementation of derivatives regulations could have an adverse impact on our ability to hedge risks associated with our business.

Title VII of the Dodd-Frank Act regulates derivatives transactions, which include certain instruments that we use in our risk management activities.  It remains impossible at this time to predict the full effects on our hedging activities of the derivatives-related provisions of the Dodd-Frank Act and rules of the Commodity Futures Trading Commission (“CFTC”) and SEC thereunder, or the timing of such effects.  While the CFTC has implemented most of its derivatives-related regulations under the Dodd-Frank Act, it has not yet adopted certain of those regulations.  In addition, CFTC chairman J. Christopher Giancarlo has stated his view that certain existing CFTC regulations for swaps should be revised, including, without limitation, certain CFTC rules pertaining to swaps that are traded on swap execution facilities.  The impact of any future new or revised CFTC derivatives regulations, or new or revised CFTC interpretations of existing regulations, is unknown, but they could result in, among other things, increases in the costs to us of swaps and other derivatives contracts, and decreases in the number and/or creditworthiness of available hedge counterparties.  Further, at this time the SEC’s regulations for security-based swaps have generally not yet been implemented and their potential impact on our ability to hedge risks cannot yet be known.

In addition, we may enter into hedging transactions with counterparties based in the European Union, Canada or other jurisdictions which, like the U.S., are in the process of implementing regulations for derivatives.  Non-U.S. regulations may apply to such derivatives transactions.  The potential impact of such non-U.S. regulations is not fully known and may include, among other things, increased costs for our hedging transactions.

Global factors

A global financial crisis, high structural unemployment levels, and other events or circumstances beyond our control may adversely affect our industry, business, results of operations, contractual commitments, and access to capital.

What began initially in 2007 and 2008 as a “subprime” mortgage crisis turned into an extraordinary U.S. and worldwide structural economic and financial crisis, coupled with the rapid decline of the consumer economy. From 2008 through 2010, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. contributed to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. These factors, combined with volatile oil prices and fluctuating business and consumer confidence, precipitated a steep economic decline. From 2011 through 2017, the U.S. economy showed significant signs of improvement, but other economies around the world, including Latin America, continue to demonstrate sluggish, stagnant, or slowing growth. Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system. Consumers and money managers have liquidated and may liquidate equity investments, and consumers and banks have held and may hold cash and other lower-risk investments, which has resulted in significant and, in some cases, catastrophic declines in the equity capitalization of companies and failures of financial institutions. Although U.S. bank earnings and liquidity are on the rebound, the potential of significant future bank credit losses creates uncertainty for the lending outlook.

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

In addition, certain European nations experienced in the recent past varying degrees of financial stress, including Greece, Ireland, Italy, Portugal, and Spain. Although these economies are continuing to recover or have already gone through a gradual recovery, we do not know whether the economic growth will be slowed by the prospect of Brexit or whether the prior sovereign financial difficulties within the European Union governments will reemerge with a higher degree of negative impact to the financial markets. Market concerns over the direct and indirect exposure of European banks and insurers to these European Union peripheral nations have resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. There can be no assurance that government or other measures to aid economic recovery will be effective.

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

Several emerging-market economies, including Venezuela and Brazil, continue to experience financial, economic trouble and political uncertainties. In addition, there have been heightened security concerns stemming from North Korea’s nuclear weapons and ballistic missile capabilities and uncertainty regarding North Korea’s actions and possible responses from the international community. More recent concerns over North Korea’s nuclear and ballistic missile testing programs, hostile and threatened actions by North Korea against South Korea and the U.S., and relations between the U.S. and North Korea, have created a global security issue that may adversely affect international business and economic conditions. It is not possible to predict whether this economic and political instability will extend beyond local regional economies and negatively impact the developed economies around the world, including the U.S. If these macroeconomic and political issues are not managed appropriately, they could lead to currency, sovereign debt, or banking crises and other financial turmoil and uncertainty. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, in November 2014, the U.S. Federal Reserve established a working group composed of large U.S. financial institutions, the Alternative Reference Rates Committee (“ARRC”), to identify a set of alternative interest reference rates to LIBOR. In a May 2016 interim report, the ARRC narrowed its choice to two LIBOR alternatives. The first choice is the Overnight Bank Funding Rate (“OBFR”), which consists of domestic and foreign unsecured borrowing in U.S. dollars. The U.S. Federal Reserve has been calculating and publishing the OBFR since March 2016. The second alternative rate to LIBOR is the Treasury General Collateral rate, which is composed of repo transactions secured by treasuries or other assets accepted as collateral by the majority of intermediaries in the repo market.

On July 27, 2017, the FCA announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the ARRC, is considering replacing U.S. dollar LIBOR with a newly created index called the Broad Treasury Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. If LIBOR ceases to exist, we may need to negotiate the credit agreements with our lenders that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. The transition to an alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers.

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

Since approving the Basel III Standards, U.S. regulators have also issued rules that impose upon the most systemically significant banking organizations in the U.S. supplementary leverage ratio standards (the “SLR Standards”) more stringent than those of the Basel III Standards. In addition, the Federal Reserve Board has adopted a final rule that establishes a methodology to identify whether a U.S. bank holding company is a global systemically important banking organization (“GSIB”). Any firm identified as a GSIB would be subject to a risk-based capital surcharge that is calibrated based on its systemic risk profile. Under the final rule, the capital surcharge began phasing in on January 1, 2016, and will become fully effective on January 1, 2019.

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

U.S. regulators have also issued and proposed rules that impose additional restrictions on the business activities of financial institutions, including their trading and investment activities. For example, in December 2013, U.S. regulators adopted a final rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits certain U.S. and foreign financial institutions from investing in or sponsoring “covered funds,” which include private equity funds or hedge funds and certain other proprietary activities. The effects of the Volcker Rule are uncertain, but it is in any event likely to curtail various banking activities, which in turn could result in uncertainties in the financial markets.

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

On January 20, 2017, Mr. Donald J. Trump was inaugurated as the president of the United States. As a presidential candidate, President Trump expressed apprehension toward existing trade agreements, such as the North American Free Trade Agreement (NAFTA), and raised the possibility of imposing significant increases on tariffs on goods imported into the United States, particularly from China and Mexico. President Trump has also spearheaded significant efforts to repeal and replace the ACA, and government negotiation/regulation of drug prices paid by government programs. Any changes in U.S. social, political, regulatory and economic conditions or laws and policies governing the health care system and drug prices, foreign trade, manufacturing, and development and investment in the territories and countries where we or our tenants operate could adversely affect our operating results and our business.

According to a consensus of all U.S. government intelligence agencies, state-sponsored Russian operatives interfered with the recent U.S. presidential election of 2016. In May 2017, a special counsel was appointed to investigate this matter and to determine whether the Trump campaign or any individuals associated with such campaign colluded with the Russians. The mandate of the special counsel allows this investigation to scrutinize other areas that may be related to the Russian interference. At least four Congressional committees are also investigating this matter and have interviewed witnesses in both open and closed sessions in order to determine the extent of the Russian meddling in the U.S. election, the vulnerability of the U.S. election system to future attacks by Russian or other state operatives, and the extent, if any, to which President Trump and his campaign colluded with the Russian government in order to mislead the American electorate. As these investigations proceed and the facts become clearer to the American people and the capital markets, it is uncertain the extent to which this will affect economic conditions or distract Congress from other endeavors.

Additionally, on June 23, 2016, the U.K. held a referendum and voted in favor of leaving the EU. The U.K. government initiated the official EU withdrawal process on 29 March 2017, and expects to complete the exit from EU by the end of March 2019. This decision has created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the U.K. referendum. In addition, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K.. These possible negative impacts, and others resulting from the U.K.’s actual or threatened withdrawal from the EU, may adversely affect our operating results and our tenants’ businesses.

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

To a large degree, the impacts of the legislative, regulatory, and accounting reforms to date are still not clear. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rule making by regulatory authorities. While we do not currently expect the Dodd-Frank Act to have a significant impact on our business activities, the Dodd-Frank Act’s impact on us may not be known for an extended period of time. The Dodd-Frank Act, including current and future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial or real estate industry or affecting taxation that are proposed or pending in the U.S. Congress, may limit our revenues, impose fees or taxes on us, and/or intensify the regulatory framework within which we operate in ways that are not currently identifiable. The Dodd-Frank Act also has resulted in, and is expected to continue to result in, substantial changes and dislocations in the banking industry and the financial services sector in ways that could have significant effects on, for example, the availability and pricing of unsecured credit, commercial mortgage credit, and derivatives, such as interest rate swaps, which are important aspects of our business. Accordingly, new laws, regulations, and accounting standards, as well as changes to, or new interpretations of, currently accepted accounting practices in the real estate industry, may adversely affect our results of operations.

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

Environmental laws also govern the presence, maintenance, and removal of asbestos-containing materials. These laws may impose fines and penalties on us for the release of asbestos-containing materials and may allow third parties to seek recovery from us for personal injury from exposure to asbestos fibers. We have detected asbestos-containing materials at some of our properties, but we do not expect that they will result in material environmental costs or liabilities for us.

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

Additional investigations have included, as appropriate:

•	Asbestos surveys;

•	Radon surveys;

•	Lead-based paint surveys;

•	Mold surveys;

•	Additional public records review;

•	Subsurface sampling; and

•	Other testing.

Nevertheless, it is possible that the assessments on our current properties have not revealed, and that assessments on future acquisitions will not reveal, all environmental liabilities. Consequently, there may be material environmental liabilities of which we are unaware that may result in substantial costs to us or our tenants and that could have a material adverse effect on our business.

Changes in U.S. accounting standards may adversely impact us.

The regulatory boards and government agencies that determine financial accounting standards and disclosures in the U.S., including the FASB and the IASB (collectively, the “Boards”) and the SEC, continually change and update the financial accounting standards we must follow.

In February 2016, the Boards issued an ASU, which changes certain aspects of accounting for leases for both lessees and lessors. Since February 2016, several additional ASUs have been issued to clarify implementation issues. The final update is effective on January 1, 2019. We are still evaluating the impact of this standard on our financial condition or results of operations, which in turn could also significantly impact the market price of our common stock. Such potential impacts include, without limitation:

•	Significant changes to our balance sheet relating to the recognition of operating leases as assets or liabilities based on existing lease terms and whether we are the lessor or lessee;

•
Significant changes in the timing of revenue recognition (related to lease arrangements in which we are the lessor) or expense recognition (related to the lease arrangements in which we are the lessee), stemming from the potential classification of financing or sales-type leases under the new ASU, for leases that are classified as operating leases under the current accounting standards; and

•
Significant fluctuations in our reported results of operations, including fluctuations in our expenses related to amortization of new lease-related assets and/or liabilities and assumed interest costs with leases.

In addition, the new accounting update could make leasing/re-leasing of our space less attractive to our potential and current tenants, which could reduce overall occupancy of our properties. Under the current guidance, our tenants do not reflect operating leases with us as a liability on their balance sheets, but only provide a disclosure of future minimum payments associated with the operating lease in the footnotes to their financial statements. The new lease standard will require that lessees record on the balance sheets their rights and obligations pertaining to operating leases with a term of over 12 months. Changes in lease accounting standards could potentially impact the structure and terms of future leases since our tenants may seek to limit lease terms to avoid recognizing lease obligations in their financial statements. The new rules may also make lease renewal options less attractive because, under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term. Shorter lease terms and a reduction in RSF leased may lead to reduction in occupancy rates and decline in rental revenue, which would have an adverse effect on our results of operations.

Furthermore, in January 2016, the FASB issued an ASU that amended the accounting for certain equity investments. The update became effective for us on January 1, 2018. The core principle of the amendment involves the measurement of equity investments at fair value and the recognition of changes in fair value of those investments during each reporting period in net income. This amendment is expected to increase the volatility of our earnings for reporting periods subsequent to December 31, 2017, as unrealized gains or losses on our equity investments, as well as impairments deemed not to be other than temporary under the previous guidance, will be immediately recognized in net income. The increased volatility of our earnings could adversely affect investors and analysts’ ability to form reliable expectations of our future performance, which could negatively impact analysts’ “buy,” “sell” or “hold” recommendations for our common stock. Therefore, our share price could be negatively affected by causes beyond our control.

In May 2014, the FASB issued an ASU on recognition of revenue arising from contracts with customers, as well as an ASU recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The updates became effective for us on January 1, 2018. The core principle underlying the revenue recognition ASU is that an entity will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in such exchange. This will require entities to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The core principle of the financial instrument ASU involves the measurement of equity investments at fair value and the recognition of changes in fair value of those investments during each reporting period in net income.

Any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems and to update our policies, procedures, information systems, and internal controls over financial reporting, could result in materially inaccurate financial statements, which in turn could harm our operating results or cause us to fail to meet our reporting obligations. The adoption of new accounting standards could also affect the calculation of our debt covenants. We cannot be assured that we will be able to work with our lenders to amend our debt covenants in response to changes in accounting standards.

Changes in the system for establishing U.S. accounting standards may result in adverse fluctuations in our reported asset and liability values and earnings and may materially and adversely affect our reported results of operations.

Accounting for public companies in the U.S. has historically been conducted in accordance with GAAP as established by the FASB, an independent body whose standards are recognized by the SEC as authoritative for U.S. publicly held companies. The IASB is a London-based independent board established in 2001 and charged with the development of IFRS. IFRS generally reflects accounting practices that prevail in Europe and in developed nations in other parts of the world.

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

Changes in financial accounting standards may adversely impact our compliance with financial debt covenants.

Our unsecured senior notes payable contain financial covenants that are calculated based on GAAP at the date the instruments were issued. However, certain debt agreements, including those related to our unsecured senior line of credit and unsecured senior bank term loans, contain financial covenants whose calculations are based on current GAAP, which is subject to future changes. Our unsecured senior line of credit and unsecured senior bank term loan agreements provide that our financial debt covenants be renegotiated in good faith to preserve the original intent of the existing financial covenant when such covenant is affected by an accounting standard change. For those debt agreements that require the renegotiation of financial covenants upon changes in accounting standards, there is no assurance that we will be successful in such negotiations or that the renegotiated covenants will not be more restrictive to us.

We face possible risks associated with the physical effects of climate change.

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. For example, most of our properties are located along the east and west coasts of the U.S. To the extent that climate change impacts changes in weather patterns, our markets could experience increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for space at our properties or in our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the cost of energy, and by increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations, or business.

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

Security breaches through cyber attacks, cyber intrusions, or other methods could disrupt our information technology networks and related systems.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or other methods, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Due to the fast pace and unpredictability of cyber threats, long-term implementation plans designed to address cybersecurity risks become obsolete quickly. The SEC has recently shared its concern over the rise in cases of cyber attacks where information was stolen by hackers to gain market advantage. As a consequence, it is critical that entities not only meet SEC expectations in the cybersecurity arena, but also invest in a program to become secure, vigilant, and resilient in the face of emerging cybersecurity risks. Even if we are not targeted directly, cyber attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which in turn may have a material adverse impact on our financial condition and results of operations.

Information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations, including managing our building systems. They also may be critical to the operations of certain of our tenants and our service providers. Although we make efforts to maintain the security and integrity of these types of networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and in fact may not be detected. While we have not been a target of a cyber attack or cyber intrusion, it is possible we may be unable to anticipate or to implement adequate security barriers or other preventive measures. A security breach or other significant disruption involving our information technology networks and related systems could:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2017, we had 213 properties in North America containing approximately 22.0 million RSF of operating properties and development and redevelopment of new Class A properties (under construction or pre-construction), including eight properties that are held by consolidated real estate joint ventures and three properties that are held by unconsolidated real estate joint ventures. See our definitions of annual rental revenue and operating statistics in the “Non-GAAP Measures” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K for a description of the basis used to compute the aforementioned measures. The occupancy percentage of our operating properties in North America was 96.8% as of December 31, 2017. The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science and technology tenants. These improvements typically are generic rather than specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of tenants. Improvements to our properties typically include:

•	Reinforced concrete floors;

•	Upgraded roof loading capacity;

•	Increased floor-to-ceiling heights;

•	Heavy-duty HVAC systems;

•	Enhanced environmental control technology;

•	Significantly upgraded electrical, gas, and plumbing infrastructure; and

•	Laboratory benches.

As of December 31, 2017, we held a fee simple interest in each of our properties, with the exception of 27 properties in North America that accounted for approximately 13% of our total number of properties. Of the 27 properties, we held 16 properties in the Greater Boston market, six properties in the San Francisco market, two properties in the New York City market, one property in the Maryland market, and two properties in the Research Triangle Park market pursuant to ground leasehold interests. As of December 31, 2017, our asset base also included one land parcel in North America which we held pursuant to a ground leasehold interest. Refer to further discussion in our consolidated financial statements and notes thereto in “Item 15. Exhibits and Financial Statement Schedules” in this annual report on Form 10-K.

As of December 31, 2017, we had 668 leases with a total of 510 tenants, and 104, or 49%, of our 213 properties were single-tenant properties. Leases in our multi-tenant buildings typically have initial terms of five to 10 years, while leases in our single-tenant buildings typically have initial terms of 10 to 20 years. As of December 31, 2017:

•	Investment-grade or large cap tenants represented 55% of our total annual rental revenue;

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

Locations of properties

The locations of our properties are diversified among a number of life science and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of December 31, 2017, of our properties in North America by market (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	per RSF
Greater Boston	6,135,551	255,155	59,173	6,449,879	29%	54	$356,178	38%	$61.05
San Francisco	4,604,736	1,020,918	—	5,625,654	26	39	216,765	23	49.37
New York City	727,674	—	—	727,674	3	2	63,325	7	87.20
San Diego	4,107,487	—	163,648	4,271,135	19	53	151,871	16	39.12
Seattle	1,037,920	—	—	1,037,920	5	11	48,720	5	48.03
Maryland	2,079,450	—	45,039	2,124,489	10	29	51,931	6	26.23
Research Triangle Park	1,043,726	—	175,000	1,218,726	6	16	26,544	3	25.93
Canada	256,967	—	—	256,967	1	3	6,652	1	26.00
Non-cluster markets	268,689	—	—	268,689	1	6	5,394	1	25.60
North America	20,262,200	1,276,073	442,860	21,981,133	100%	213	$927,380	100%	$48.01

Refer to the “Non-GAAP Measures” section under Item 7 of this annual report on Form 10-K for additional information.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our properties under redevelopment in each of our North America markets as of the following dates:

	Operating Properties			Operating and Redevelopment Properties
Market	12/31/17	12/31/16	12/31/15	12/31/17	12/31/16	12/31/15
Greater Boston	96.6%	96.2%	96.5%	95.7%	96.2%	95.2%
San Francisco	99.6	99.9	100.0	99.6	99.9	100.0
New York City	99.8	97.3	99.7	99.8	97.3	99.7
San Diego	94.5	94.3	96.4	90.9	90.4	82.3
Seattle	97.7	97.6	99.6	97.7	97.6	99.6
Maryland	95.2	95.8	96.0	93.2	95.8	96.0
Research Triangle Park	98.1	99.0	97.6	84.0	99.0	97.6
Subtotal	97.0	96.7	97.4	94.9	95.8	93.8
Canada	99.6	99.2	99.3	99.6	99.2	99.3
Non-cluster markets	78.4	87.7	80.0	78.4	87.7	80.0
North America	96.8%	96.6%	97.2%	94.7%	95.7%	93.7%

Top 20 Tenants

84% of Top 20 Annual Rental Revenue from Investment-Grade or Large Cap Tenants

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.7% of our annual rental revenue in effect as of December 31, 2017. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of December 31, 2017 (dollars in thousands):

		Remaining Lease Term in Years (1)		Aggregate RSF	Annual Rental Revenue(1)		Percentage of Aggregate Annual Rental Revenue(1)	Investment-Grade Ratings
	Tenant							Moody’s	S&P
1	Illumina, Inc.	12.6		891,495	$34,736		3.7%	—	BBB
2	Takeda Pharmaceutical Company Ltd.	12.3		386,111	30,522		3.3	A1	A-
3	Eli Lilly and Company	11.9		469,266	29,335		3.2	A2	AA-
4	Bristol-Myers Squibb Company	9.9		460,050	28,800		3.1	A2	A+
5	Novartis AG	8.9		377,831	28,630		3.1	Aa3	AA-
6	Sanofi	10.2		388,242	24,821		2.7	A1	AA
7	Uber Technologies, Inc.	74.9	(2)	422,980	22,150		2.4	(3)	(3)
8	New York University	12.7		209,224	20,718		2.2	Aa2	AA-
9	bluebird bio, Inc.	9.1		262,261	20,086		2.2	—	—
10	Stripe, Inc.	9.8		295,333	17,822		1.9	—	—
11	Roche	4.1		343,861	17,597		1.9	A1	AA
12	Amgen Inc.	6.3		407,369	16,838		1.8	Baa1	A
13	Massachusetts Institute of Technology	7.5		256,126	16,729		1.8	Aaa	AAA
14	Celgene Corporation	5.7		360,014	15,271		1.6	Baa2	BBB+
15	United States Government	7.6		264,358	15,018		1.6	Aaa	AA+
16	FibroGen, Inc.	5.9		234,249	14,198		1.5	—	—
17	Juno Therapeutics, Inc.	11.3		266,794	13,815		1.5	—	—
18	Biogen Inc.	10.8		305,212	13,278		1.4	Baa1	A-
19	Facebook, Inc.	11.8		382,883	12,718	(4)	1.4	(3)	(3)
20	Pinterest, Inc.	15.2		148,146	12,015		1.3	(3)	(3)
	Total/weighted average	13.4	(2)	7,131,805	$405,097		43.6%

(1)	Based on aggregate annual rental revenue in effect as of December 31, 2017.

(2)
Represents a ground lease with Uber Technologies, Inc. at 1455 and 1515 Third Street in our Mission Bay/SoMa submarket. Excluding the ground lease, the weighted-average remaining lease term for our top 20 tenants is 9.9 years as of December 31, 2017.

(3)	Tenant with market capitalization (public or private) greater than $10 billion as of December 31, 2017.

(4)
Includes annual rental revenue based upon our 21% equity interest as of December 31, 2017, in the 251,995 RSF Phase I property of our Menlo Gateway joint venture. Our equity interest in this project will increase to 49% by the first quarter of 2019.

Cash Flows from High-Quality, Diversified, and Innovative Tenants

Annual Rental Revenue from Investment-Grade or Large Cap Tenants A REIT Industry-Leading Tenant Roster

55%

Tenant Mix

Public
Biotechnology
26%
Life Science
Product, Service,
and Device
18%
Multinational
Pharmaceutical
22%
8%
Private
Biotechnology
12%
11%
Institutional
(Academic/Medical,
Non-Profit, and
U.S. Government)
Technology
(74% from Leading
Technology Entities(2))
3%
Other

Percentage of ARE’s Annual Rental Revenue(1)

(1)	Represents annual rental revenue in effect as of December 31, 2017.

(2)	Leading technology entities represent investment-grade or large cap (public or private) entities.

High-Quality Cash Flows from Class A Properties in AAA Locations

Class A Properties in AAA Locations	AAA Locations

San Francisco
23%
New York City
7%
Greater Boston
38%
16%
San Diego
5%
Seattle
6%
Maryland
2%
3%
Research Triangle Park
Other Markets

80%
of ARE’s Annual Rental Revenue(1)
Percentage of ARE’s Annual Rental Revenue(1)
Solid Demand for Class A Properties in AAA Locations Drives Solid Occupancy

Solid Historical Occupancy(2)	Occupancy across Key Locations

95%
Over 10 Years
Occupancy of Operating Properties
as of December 31, 2017

(1)	Represents annual rental revenue in effect as of December 31, 2017.

(2)	Average occupancy of operating properties in North America as of each December 31 for the last 10 years.

Property listing

The following table provides certain information about our properties as of December 31, 2017 (dollars in thousands):

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Greater Boston
Cambridge/Inner Suburbs
Alexandria Center® at Kendall Square
50, 60, 75/125, and 100 Binney Street, 161 and 215 First Street, 150 Second Street, 300 Third Street, and 11 Hurley Street	1,990,476	91,155	—	2,081,631	9	$134,312	98.1%	98.1%
225 Binney Street (consolidated joint venture – 30% ownership)	305,212	—	—	305,212	1	13,278	100.0	100.0
Alexandria Technology Square®
100, 200, 300, 400, 500, 600, and 700 Technology Square	1,181,635	—	—	1,181,635	7	86,607	99.9	99.9
Alexandria Center® at One Kendall Square	644,771	164,000	—	808,771	10	48,456	94.6	94.6
One Kendall Square – Buildings 100, 200, 300, 400, 500, 600/700, 1400, 1800, 2000, and 399 Binney Street
480 and 500 Arsenal Street	234,260	—	—	234,260	2	10,532	100.0	100.0
640 Memorial Drive	225,504	—	—	225,504	1	13,771	100.0	100.0
780 and 790 Memorial Drive	99,658	—	—	99,658	2	7,432	100.0	100.0
167 Sidney Street and 99 Erie Street	54,549	—	—	54,549	2	3,735	100.0	100.0
79/96 13th Street (Charlestown Navy Yard)	25,309	—	—	25,309	1	620	100.0	100.0
Cambridge/Inner Suburbs	4,761,374	255,155	—	5,016,529	35	318,743	98.5	98.5
Longwood Medical Area
360 Longwood Avenue (unconsolidated joint venture – 27.5% ownership)	210,709	—	—	210,709	1	2,788	60.3	60.3
Route 128
Alexandria Park at 128	343,882	—	—	343,882	8	10,478	95.6	95.6
3 and 6/8 Preston Court, 29, 35, and 44 Hartwell Avenue, 35 and 45/47 Wiggins Avenue, and 60 Westview Street
225, 266, and 275 Second Avenue	258,444	—	59,173	317,617	3	10,989	100.0	81.4
19 Presidential Way	144,892	—	—	144,892	1	3,907	74.4	74.4
100 Beaver Street	82,330	—	—	82,330	1	3,149	100.0	100.0
285 Bear Hill Road	26,270	—	—	26,270	1	1,167	100.0	100.0
Route 128	855,818	—	59,173	914,991	14	29,690	93.9	87.8
Route 495
111 and 130 Forbes Boulevard	155,846	—	—	155,846	2	1,543	100.0	100.0
20 Walkup Drive	91,045	—	—	91,045	1	649	100.0	100.0
30 Bearfoot Road	60,759	—	—	60,759	1	2,765	100.0	100.0
Route 495	307,650	—	—	307,650	4	4,957	100.0	100.0
Greater Boston	6,135,551	255,155	59,173	6,449,879	54	$356,178	96.6%	95.7%

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Francisco
Mission Bay/SoMa
409 and 499 Illinois Street (consolidated joint venture – 60% ownership)	455,069	—	—	455,069	2	$28,584	100.0%	100.0%
1455 and 1515 Third Street	422,980	—	—	422,980	2	22,150	100.0	100.0
510 Townsend Street	295,333	—	—	295,333	1	17,822	100.0	100.0
88 Bluxome Street	232,470	—	—	232,470	1	3,813	100.0	100.0
455 Mission Bay Boulevard South	210,398	—	—	210,398	1	12,201	100.0	100.0
1500 Owens Street (consolidated joint venture – 50.1% ownership)	158,267	—	—	158,267	1	7,712	100.0	100.0
1700 Owens Street	157,340	—	—	157,340	1	10,893	100.0	100.0
505 Brannan Street (consolidated joint venture – 99.7% ownership)	148,146	—	—	148,146	1	12,015	100.0	100.0
Mission Bay/SoMa	2,080,003	—	—	2,080,003	10	115,190	100.0	100.0
South San Francisco
213, 249, 259, 269, and 279 East Grand Avenue	407,369	499,930	—	907,299	5	16,838	100.0	100.0
Alexandria Technology Center® – Gateway	619,037	—	—	619,037	7	28,128	97.4	97.4
600, 630, 650, 681, 701, 901, and 951 Gateway Boulevard
400 and 450 East Jamie Court and 201 Haskins Way	186,875	—	—	186,875	3	7,755	100.0	100.0
500 Forbes Boulevard	155,685	—	—	155,685	1	6,619	100.0	100.0
7000 Shoreline Court	136,395	—	—	136,395	1	5,340	100.0	100.0
341 and 343 Oyster Point Boulevard	107,960	—	—	107,960	2	4,479	100.0	100.0
849 Mitten Road	103,857	—	—	103,857	1	3,411	100.0	100.0
South San Francisco	1,717,178	499,930	—	2,217,108	20	72,570	99.1	99.1
Greater Stanford
Menlo Gateway (unconsolidated joint venture)(1)	251,995	520,988	—	772,983	3	4,015	100.0	100.0
100 Independence Drive and 125 and 135 Constitution Drive
960 Industrial Road	195,000	—	—	195,000	1	4,875	100.0	100.0
2425 Garcia Avenue/2400/2450 Bayshore Parkway	99,208	—	—	99,208	1	4,257	100.0	100.0
3165 Porter Drive	91,644	—	—	91,644	1	3,885	100.0	100.0
1450 Page Mill Road	77,634	—	—	77,634	1	8,009	100.0	100.0
3350 West Bayshore Road	60,000	—	—	60,000	1	2,211	100.0	100.0
2625/2627/2631 Hanover Street	32,074	—	—	32,074	1	1,753	100.0	100.0
Greater Stanford	807,555	520,988	—	1,328,543	9	29,005	100.0	100.0
San Francisco	4,604,736	1,020,918	—	5,625,654	39	216,765	99.6	99.6

New York City
Manhattan
Alexandria Center® for Life Science	727,674	—	—	727,674	2	63,325	99.8	99.8
430 and 450 East 29th Street
New York City	727,674	—	—	727,674	2	$63,325	99.8%	99.8%

(1) Refer to the “Acquisitions: Menlo Gateway” section within this Item 2 for additional information.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Diego
Torrey Pines
ARE Spectrum	336,461	—	—	336,461	3	$17,352	100.0%	100.0%
3215 Merryfield Row and 3013 and 3033 Science Park Road
ARE Torrey Ridge	294,993	—	—	294,993	3	11,506	76.4	76.4
10578, 10614, and 10628 Science Center Drive
ARE Sunrise	236,082	—	—	236,082	3	9,401	100.0	100.0
10931/10933 and 10975 North Torrey Pines Road, 3010 Science Park Road, and 10996 Torreyana Road
ARE Nautilus	223,751	—	—	223,751	4	8,878	88.9	88.9
3530 and 3550 John Hopkins Court and 3535 and 3565 General Atomics Court
3545 Cray Court	116,556	—	—	116,556	1	4,827	100.0	100.0
11119 North Torrey Pines Road	72,506	—	—	72,506	1	3,409	100.0	100.0
Torrey Pines	1,280,349	—	—	1,280,349	15	55,373	92.6	92.6
University Town Center
5200 Illumina Way	792,687	—	—	792,687	6	28,738	100.0	100.0
Campus Pointe by Alexandria
10290 and 10300 Campus Point Drive and 4110 Campus Point Court (consolidated joint venture – 55% ownership)	798,799	—	—	798,799	3	32,236	95.6	95.6
9880 Campus Point Drive	71,510	—	—	71,510	1	2,774	100.0	100.0
ARE Towne Centre
9363, 9373, and 9393 Towne Centre Drive	140,398	—	—	140,398	3	3,419	100.0	100.0
9625 Towne Centre Drive (consolidated joint venture)(1)	—	—	163,648	163,648	1	—	N/A	—
ARE Esplanade	241,963	—	—	241,963	4	10,036	100.0	100.0
4755, 4757, and 4767 Nexus Center Drive and 4796 Executive Drive
University Town Center	2,045,357	—	163,648	2,209,005	18	77,203	98.3	91.0
Sorrento Mesa
5810/5820 and 6138/6150 Nancy Ridge Drive	138,970	—	—	138,970	2	3,950	100.0	100.0
ARE Portola	105,812	—	—	105,812	3	2,057	69.0	69.0
6175, 6225, and 6275 Nancy Ridge Drive
10121 and 10151 Barnes Canyon Road	102,392	—	—	102,392	2	2,681	100.0	100.0
7330 Carroll Road	66,244	—	—	66,244	1	2,431	100.0	100.0
5871 Oberlin Drive	33,817	—	—	33,817	1	993	100.0	100.0
Sorrento Mesa	447,235	—	—	447,235	9	12,112	92.7	92.7
Sorrento Valley
11025, 11035, 11045, 11055, 11065, and 11075 Roselle Street	121,655	—	—	121,655	6	3,022	92.8	92.8
3985, 4025, 4031, and 4045 Sorrento Valley Boulevard	103,111	—	—	103,111	4	1,189	48.2	48.2
Sorrento Valley	224,766	—	—	224,766	10	4,211	72.3	72.3
I-15 Corridor
13112 Evening Creek Drive	109,780	—	—	109,780	1	2,972	100.0	100.0
San Diego	4,107,487	—	163,648	4,271,135	53	$151,871	94.5%	90.9%

(1) This property is owned by a consolidated real estate joint venture. As of December 31, 2017, we hold an ownership interest of 64.1% in this joint venture. TIAA’s initial ownership interest of 35.9% as of December 31, 2017, is expected to increase to 49.9% by the end of the second quarter of 2018 as TIAA contributes additional amounts to fund future construction.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Seattle
Lake Union
400 Dexter Avenue North	290,111	—	—	290,111	1	$14,803	98.0%	98.0%
1201 and 1208 Eastlake Avenue East	203,369	—	—	203,369	2	8,748	100.0	100.0
1616 Eastlake Avenue East	168,708	—	—	168,708	1	8,215	95.6	95.6
1551 Eastlake Avenue East	117,482	—	—	117,482	1	4,841	100.0	100.0
199 East Blaine Street	115,084	—	—	115,084	1	6,196	100.0	100.0
219 Terry Avenue North	30,705	—	—	30,705	1	1,842	100.0	100.0
1600 Fairview Avenue East	27,991	—	—	27,991	1	1,124	100.0	100.0
Lake Union	953,450	—	—	953,450	8	45,769	98.6	98.6
Elliott Bay
3000/3018 Western Avenue	47,746	—	—	47,746	1	1,839	100.0	100.0
410 West Harrison Street and 410 Elliott Avenue West	36,724	—	—	36,724	2	1,112	71.8	71.8
Elliott Bay	84,470	—	—	84,470	3	2,951	87.7	87.7
Seattle	1,037,920	—	—	1,037,920	11	48,720	97.7	97.7

Maryland
Rockville
9800, 9900, and 9920 Medical Center Drive	341,169	—	45,039	386,208	6	13,176	100.0	88.3
1330 Piccard Drive	131,511	—	—	131,511	1	3,065	87.5	87.5
1500 and 1550 East Gude Drive	90,489	—	—	90,489	2	1,681	100.0	100.0
14920 and 15010 Broschart Road	86,703	—	—	86,703	2	2,231	100.0	100.0
1405 Research Boulevard	71,669	—	—	71,669	1	2,310	100.0	100.0
5 Research Place	63,852	—	—	63,852	1	2,396	100.0	100.0
12301 Parklawn Drive	49,185	—	—	49,185	1	1,329	100.0	100.0
5 Research Court	49,160	—	—	49,160	1	—	—	—
Rockville	883,738	—	45,039	928,777	15	26,188	92.6	88.1
Gaithersburg
Alexandria Technology Center® – Gaithersburg I	377,401	—	—	377,401	4	8,093	91.1	91.1
9 West Watkins Mill Road and 910, 930, and 940 Clopper Road
Alexandria Technology Center® – Gaithersburg II	237,137	—	—	237,137	5	6,278	100.0	100.0
708 Quince Orchard Road, 1300 Quince Orchard Boulevard, and 19, 20, and 22 Firstfield Road
401 Professional Drive	63,154	—	—	63,154	1	1,472	100.0	100.0
950 Wind River Lane	50,000	—	—	50,000	1	1,082	100.0	100.0
620 Professional Drive	27,950	—	—	27,950	1	1,191	100.0	100.0
Gaithersburg	755,642	—	—	755,642	12	18,116	95.5	95.5
Beltsville
8000/9000/10000 Virginia Manor Road	191,884	—	—	191,884	1	2,489	100.0	100.0
Northern Virginia
14225 Newbrook Drive	248,186	—	—	248,186	1	5,138	100.0	100.0
Maryland	2,079,450	—	45,039	2,124,489	29	$51,931	95.2%	93.2%

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Research Triangle Park
Research Triangle Park
Alexandria Technology Center® – Alston	186,870	—	—	186,870	3	$3,388	91.0%	91.0%
100, 800, and 801 Capitola Drive
Alexandria Center® for AgTech – RTP	—	—	175,000	175,000	1	—	N/A	—
5 Laboratory Drive
108/110/112/114 TW Alexander Drive	158,417	—	—	158,417	1	4,607	100.0	100.0
Alexandria Innovation Center® – Research Triangle Park	135,677	—	—	135,677	3	3,360	99.2	99.2
7010, 7020, and 7030 Kit Creek Road
6 Davis Drive	100,000	—	—	100,000	1	1,787	97.7	97.7
7 Triangle Drive	96,626	—	—	96,626	1	3,156	100.0	100.0
2525 East NC Highway 54	82,996	—	—	82,996	1	3,680	100.0	100.0
407 Davis Drive	81,956	—	—	81,956	1	1,644	100.0	100.0
601 Keystone Park Drive	77,395	—	—	77,395	1	1,379	100.0	100.0
6040 George Watts Hill Drive	61,547	—	—	61,547	1	2,148	100.0	100.0
5 Triangle Drive	32,120	—	—	32,120	1	856	100.0	100.0
6101 Quadrangle Drive	30,122	—	—	30,122	1	539	100.0	100.0
Research Triangle Park	1,043,726	—	175,000	1,218,726	16	26,544	98.1	84.0

Canada	256,967	—	—	256,967	3	6,652	99.6	99.6

Non-cluster markets	268,689	—	—	268,689	6	5,394	78.4	78.4

Total – North America	20,262,200	1,276,073	442,860	21,981,133	213	$927,380	96.8%	94.7%

Leasing Activity

•
Executed a total of 216 leases, with a weighted-average lease term of 7.9 years, for 4,569,182 RSF, including 1,118,816 RSF related to our development and redevelopment projects during the year ended December 31, 2017; solid leasing activity in light of minimal contractual lease expirations at the beginning of 2017, and a highly leased value-creation pipeline; and

•
Achieved rental rate increases of 25.1% and 12.7% (cash basis) for lease renewals and re-leasing of space aggregating 2,525,099 RSF (included in the 4,569,182 RSF above) during the year ended December 31, 2017.

Approximately 69% of the 216 leases executed during the year ended December 31, 2017, did not include concessions for free rent. During the year ended December 31, 2017, we granted tenant concessions/free rent averaging 2.5 months with respect to the 4,569,182 RSF leased.

The following chart presents renewed/re-leased space and development/redevelopment/previously vacant space leased for the years ended December 31, 2017, 2016, and 2015:

Lease structure

Our Same Properties net operating income and Same Properties net operating income (cash basis) increases for the year ended December 31, 2017, of 3.1% and 6.8%, respectively, benefited significantly from strong market fundamentals. The limited supply of Class A space in AAA locations and strong demand from innovative tenants drove rental rate increases of 25.1% and 12.7% (cash basis) on 2.5 million renewed/re-leased RSF, while a favorable triple net lease structure with contractual annual rent escalations resulted in both a consistent Same Properties operating margin of 70% and occupancy of 96% across our 166 Same Properties aggregating 14,414,434 RSF. As of December 31, 2017, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Additionally, approximately 95% of our leases (on an RSF basis) contained contractual annual rent escalations that were either fixed or based on a consumer price index or another index, and approximately 94% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures.

The following table summarizes our leasing activity at our properties for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017				2016
	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent		Cash Basis
(Dollars are per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	25.1%		12.7%		27.6%		12.0%
New rates	$51.05		$47.99		$48.60		$45.83
Expiring rates	$40.80		$42.60		$38.09		$40.92
Rentable square footage	2,525,099				2,129,608
Tenant improvements/leasing commissions	$18.74				$15.69
Average lease term	6.2 years				5.5 years

Developed/redeveloped/previously vacant space leased
New rates	$47.56	(2)	$42.93	(2)	$50.24		$38.72
Rentable square footage	2,044,083				1,260,459
Tenant improvements/leasing commissions	$9.83				$12.42
Average lease term	10.1 years				32.6 years	(3)

Leasing activity summary (totals):
New rates	$49.49		$45.72		$49.21		$43.19
Rentable square footage	4,569,182	(4)			3,390,067
Tenant improvements/leasing commissions	$14.75				$14.48
Average lease term	7.9 years				15.6 years

Lease expirations(1)
Expiring rates	$39.99		$41.71		$36.70		$39.32
Rentable square footage	2,919,259				2,484,169

Leasing activity includes 100% of results for properties in which we have an investment in North America. Refer to the “Non-GAAP Measures” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K for a description of the basis used to compute the measures above.

(1)	Excludes 25 month-to-month leases aggregating 37,006 RSF and 20 month-to-month leases aggregating 31,207 RSF as of December 31, 2017 and 2016, respectively.

(2)
New rental rates include 100% of the RSF and rates for the 520,988 RSF lease executed for the Phase II development project of our Menlo Gateway joint venture. Adjusting for our 21% ownership of the Menlo Gateway joint venture, our weighted-average new rental rates were $38.84 and $35.70 (cash basis) per RSF for the year ended December 31, 2017.

(3)
2016 information includes the 75-year ground lease with Uber Technologies, Inc. at 1455 and 1515 Third Street in our Mission Bay/SoMa submarket. The average lease term, excluding this ground lease, was 10.7 years.

(4)
During the year ended December 31, 2017, we granted tenant concessions/free rent averaging 2.5 months with respect to the 4,569,182 RSF leased. Approximately 69% of the leases executed during the year ended December 31, 2017, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of December 31, 2017:

Year	Number of Leases	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2018 (2)	98	1,282,567	6.6%	$41.57	5.8%
2019	85	1,349,444	6.9%	$40.34	5.9%
2020	102	1,682,954	8.6%	$38.27	7.0%
2021	88	1,741,892	8.9%	$41.83	7.9%
2022	81	1,429,544	7.3%	$45.13	7.0%
2023	50	1,855,662	9.5%	$43.13	8.7%
2024	32	1,402,704	7.2%	$48.47	7.4%
2025	22	698,697	3.6%	$47.72	3.6%
2026	17	729,295	3.7%	$44.38	3.5%
2027	24	1,834,072	9.4%	$44.39	8.8%
Thereafter	44	5,564,341	28.3%	$57.55	34.4%

(1)	Represents amounts in effect as of December 31, 2017.

(2)	Excludes 25 month-to-month leases aggregating 37,006 RSF as of December 31, 2017.

The following tables present information by market with respect to our 2018 and 2019 contractual lease expirations in North America as of December 31, 2017:

	2018 Contractual Lease Expirations						Annual Rental Revenue (per RSF)(2)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases	Total(1)
Market
Greater Boston	37,850	73,516	—		187,598	298,964	$58.03
San Francisco	32,488	—	345,811	(3)	66,903	445,202	35.32
New York City	15,517	3,827	—		12,184	31,528	N/A
San Diego	19,870	—	71,510	(4)	227,503	318,883	34.54
Seattle	2,468	—	—		6,272	8,740	52.56
Maryland	5,104	2,951	—		36,265	44,320	19.39
Research Triangle Park	3,088	18,833	—		38,399	60,320	26.29
Canada	—	—	—		63,465	63,465	19.38
Non-cluster markets	—	—	—		11,145	11,145	26.02
Total	116,385	99,127	417,321		649,734	1,282,567	$41.57
Percentage of expiring leases	9%	8%	33%		50%	100%

	2019 Contractual Lease Expirations						Annual Rental Revenue (per RSF)(2)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases	Total
Market
Greater Boston	16,188	76,463	—		262,186	354,837	$50.85
San Francisco	24,612	—	—		155,604	180,216	43.12
New York City	—	—	—		32,399	32,399	N/A
San Diego	17,415	—	44,034	(5)	253,901	315,350	31.55
Seattle	1,283	—	—		212,010	213,293	43.67
Maryland	—	—	—		156,089	156,089	26.05
Research Triangle Park	—	—	—		40,235	40,235	20.25
Canada	—	—	—		6,562	6,562	22.16
Non-cluster markets	—	—	—		50,463	50,463	22.25
Total	59,498	76,463	44,034		1,169,449	1,349,444	$40.34
Percentage of expiring leases	4%	6%	3%		87%	100%

(1)	Excludes 25 month-to-month leases aggregating 37,006 RSF as of December 31, 2017.

(2)	Represents amounts in effect as of December 31, 2017.

(3)
Includes 195,000 RSF expiring during the three months ending March 31, 2018, at 960 Industrial Road, a recently acquired property located in our Greater Stanford submarket, and 23,840 RSF expiring during the three months ending March 31, 2018 at 201 Haskins Way, a recently acquired property in our South San Francisco submarket. We are pursuing entitlements aggregating 500,000 RSF for a multi-building development at 960 Industrial Road and entitlements aggregating 280,000 RSF at 201 Haskins Way. Also includes 126,971 RSF of office space targeted for redevelopment into office/laboratory space upon expiration of the existing lease during the three months ending September 30, 2018 at 681 Gateway Boulevard in our South San Francisco submarket. Concurrent with our redevelopment, we anticipate expanding 681 Gateway Boulevard by an additional 15,000-30,000 RSF and expect initial occupancy in 2019.

(4)
Represents 71,510 RSF that expired in January 2018 at 9880 Campus Point Drive in our University Town Center submarket. We expect to demolish the existing R&D building and develop a 98,000 RSF Class A office/laboratory property.

(5)
Represents 44,034 RSF expiring in January 2019 at 4110 Campus Point Court, a recently acquired property in our University Town Center submarket, which we expect to redevelop into tech office or office/laboratory space.

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in collaborative life science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset values. Our pre-construction activities are undertaken in order to get the property ready for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. Our investments in real estate consisted of the following as of December 31, 2017 (dollars in thousands):

	Investments in Real Estate	Square Feet
		Consolidated	Unconsolidated(1)	Total
Investments in real estate:
Rental properties	$11,092,815	19,799,496	462,704	20,262,200

Development and redevelopment projects of new Class A properties:
Undergoing construction – target delivery in 2018 – 2020
Development projects	310,825	755,085	520,988	1,276,073
Redevelopment projects	72,282	442,860	—	442,860
		1,197,945	520,988	1,718,933

		20,997,441	983,692	21,981,133

Near-term projects undergoing marketing and pre-construction; target delivery in 2019 and 2020	163,764	1,015,000	580,000	1,595,000
Intermediate-term development projects	408,347	3,798,961	—	3,798,961
Future development projects	96,112	2,639,437	—	2,639,437
Portion of developable square feet that will replace existing RSF included in rental properties(2)	N/A	(451,310)	—	(451,310)
		7,002,088	580,000	7,582,088

Gross investments in real estate	12,144,145	27,999,529	$1,563,692	29,563,221

Less: accumulated depreciation	(1,875,810)
Net investments in real estate – North America	10,268,335
Net investments in real estate – Asia	29,684
Investments in real estate	$10,298,019

(1)	Our share of the cost basis associated with unconsolidated square feet is classified in investments in unconsolidated real estate joint ventures in our consolidated balance sheets.

(2)	Refer to footnotes 5, 7, and 8 in the “Summary of Pipeline” section within this Item 2.

Acquisitions

Our real estate asset acquisitions during the year ended December 31, 2017, consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Occupancy	Square Footage			Purchase Price
					Operating	Development/Redevelopment	Future Development

Nine months ended September 30, 2017 acquisitions:
325 Binney Street	Cambridge/Greater Boston	3/29/17	—	N/A	—	—	208,965	$80,250
266 and 275 Second Avenue	Route 128/Greater Boston	7/11/17	2	100%	144,584	59,173	—	71,000
88 Bluxome Street	Mission Bay/SoMa/San Francisco	1/10/17	1	100%	232,470	—	1,070,925	130,000
201 Haskins Way	South San Francisco/San Francisco	9/11/17	1	100%	23,840	—	280,000	33,000
960 Industrial Road	Greater Stanford/San Francisco	5/17/17	1	100%	195,000	—	500,000	64,959
825 and 835 Industrial Road	Greater Stanford/San Francisco	6/1/17	—	N/A	—	—	530,000	85,000
1450 Page Mill Road(1)	Greater Stanford/San Francisco	6/1/17	1	100%	77,634	—	—	85,300
3050 Callan Road and Vista Wateridge	Torrey Pines/Sorrento Mesa/San Diego	3/24/17	—	N/A	—	—	229,000	8,250
9900 Medical Center Drive	Rockville/Maryland	8/4/17	1	N/A	—	45,039	—	6,700
5 Laboratory Drive	Research Triangle Park/RTP	5/25/17	1	N/A	—	175,000	—	8,750
			8		673,528	279,212	2,818,890	573,209
Fourth quarter of 2017 acquisitions:
701 Gateway Boulevard(2)	South San Francisco/San Francisco	12/19/17	1	90.6%	170,862	—	—	76,000
Menlo Gateway (unconsolidated JV)(3)	Greater Stanford/San Francisco	11/27/17	3	100%	251,995	520,988	—	59,936
4110 Campus Point Court (55% interest)(4)	University Town Center/San Diego	12/28/17	1	100%	44,034	—	—	10,450
			5		466,891	520,988	—	146,386
						800,200	2,818,890	$719,595

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

(2)
Office building located within our Alexandria Technology Center® – Gateway campus. The property is 90.6% leased as of December 31, 2017, to multiple tenants with minimal near-term lease expirations, and we expect initial stabilized yields of 7.2% and 6.3% (cash basis) upon lease-up of the existing vacant office space. In addition, the property provides future opportunities to enhance our returns through the conversion of existing office space to office/laboratory space through redevelopment, and development of a new building.

(3)	See below within this Item 2 for additional information on our acquisition in this real estate joint venture.

(4)
Represents a 55% interest in a real estate joint venture with TIAA, which owns a property that expands our Campus Pointe by Alexandria campus. The joint venture leased the existing 44,034 RSF property back to the seller for one year, after which the joint venture may consider options to redevelop the existing property into tech office or office/laboratory space.

Acquisitions (continued)

Property	Submarket/Market	Date of Purchase	Number of Properties	Anticipated Use	Occupancy	Square Footage			Purchase Price
						Operating	Development/Redevelopment	Future Development

First quarter of 2018 acquisitions under purchase agreement/letter of intent:
1455 and 1515 Third Street (acquisition of remaining 49% interest)(1)	Mission Bay/SoMa/ San Francisco	N/A	2	Office	100%	N/A	—	—	$37,800
1655 and 1715 Third Street (10% interest in unconsolidated JV)(2)	Mission Bay/SoMa/ San Francisco	February 2018	2	Office	N/A	—	580,000	—	31,000 (2)
2100-2400 Geng Road(3)	Greater Stanford/San Francisco	1/25/18	4	Office/lab	77%	165,811	31,687	—	136,000
9965-9995 Summers Ridge Road(4)	Sorrento Mesa/San Diego	1/5/18	4	Office/lab	100%	316,531	—	50,000	148,650
Pending | San Diego		2Q18	—	Office or lab	N/A	—	—	120,000	17,000
Pending | Maryland		March 2018	1	Office/lab	31%	24,846	54,485	—	5,000
						507,188	666,172	170,000	375,450
Additional projected acquisitions									295,000 - 395,000
2018 Guidance range									$670,000 - $770,000

(1)
The first installment of $18.9 million related to our November 2016 acquisition was paid during the three months ended June 30, 2017, the second installment of $18.9 million was paid in January 2018, and we expect the final installment to be paid during the first half of 2018.

(2)
Represents a 10% interest in a joint venture with Uber and the Golden State Warriors expected to be formed in February 2018. The joint venture is developing two office buildings aggregating 580,000 RSF, adjacent to the Golden State Warriors arena, which are 100% leased to Uber. Our initial equity contribution of $31.0 million will be funded at formation of the joint venture, and the project will transfer from pre-construction to under construction, with initial occupancy expected in 2019.

(3)
Four-building office campus on 11 acres with 14 in-place leases with a weighted-average remaining lease term of three years. We are evaluating options for the conversion of existing office space into office/laboratory space through redevelopment. We expect to provide total estimated costs at completion and related yields in the future.

(4)
A campus, with on-site amenities, consisting of four operating properties aggregating 316,531 RSF. The property also includes a future development opportunity for an additional 50,000 RSF building. The properties are 100% leased as of December 31, 2017, to Quidel Corporation and Abbott Laboratories, for aggregate terms of 15 years. We expect initial stabilized yields of 8.2% and 6.3% (cash basis) with an opportunity to enhance our initial return through future development.

Acquisitions: Menlo Gateway

MENLO GATEWAY ACQUISITION | SAN FRANCISCO | GREATER STANFORD

773,000 RSF | CLOSED NOVEMBER 2017

100% LEASED TO FACEBOOK, INC. (LONG TERM)

251,995 RSF | Phase I

100 Independence Drive
Recently completed

520,988 RSF | Phase II

125 and 135 Constitution Drive
Undergoing development
(Occupancy expected in 4Q19)

6.9% | Cash 6.3%

Total Project
Initial Stabilized Yields

Alexandria's Share

	Nov 2017	Dec 2017	At Completion
Equity Percentage	**18%**	**21%**	**49%**
Equity Investment	**$60M**	**$76M** (1)	**$282M**
Debt	**$18M**	**$23M** (1)	**$148M** (2)
Total Real Estate Investment	**$78M**	**$90M**	**$430M**

(1)    Includes our share of investment in real estate joint venture working capital.
(2)    The joint venture is in process of obtaining non-recourse construction financing for the development project for Phase II of our Menlo Gateway joint venture.

Real estate asset sales

Our real estate asset sales completed during the year ended December 31, 2017, consisted of the following (dollars in thousands):

			Net Operating Income(1)	Net Operating Income (Cash Basis)(1)	Contractual Sales Price	Gain
Property/Market/Submarket	Date of Sale	RSF
360 Longwood Avenue/Greater Boston/Longwood Medical Area	7/6/17	203,090	$4,313	$4,168	$65,701	$14,106
9625 Towne Centre Drive/San Diego/University Town Center (sale of partial interest)(2)	12/19/17	163,648	N/A	N/A	13,470	N/A
Campus Point Drive, Development Rights/San Diego/University Town Center (sale of 45% interest)(3)	12/19/17	318,383	N/A	N/A	12,895	N/A
6146 Nancy Ridge Drive/San Diego/Sorrento Mesa	1/6/17	21,940	N/A	N/A	3,000	270
1401/1413 Research Boulevard/Maryland/Rockville(4)	5/17/17	90,000	N/A	N/A	7,937	111
Operating property in China	11/27/17	300,184	$365	$392	11,167	—
					$114,170	$14,487

(1)	Represents annualized amounts for the quarter ended prior to the date of sale. Net operating income (cash basis) excludes straight-line rent and amortization of acquired below-market leases.

(2)
In December 2017, we entered into a joint venture agreement to sell to TIAA a 49.9% interest in 9625 Towne Centre Drive, a 163,648 RSF redevelopment project undergoing construction in our University Town Center submarket, which is 100% leased to Takeda Pharmaceutical Company Ltd. We received an initial contribution of $13.5 million from TIAA for a 35.9% initial ownership interest as of December 31, 2017, and expect TIAA’s ownership interest to increase to 49.9% by the end of the three months ending June 30, 2018 through additional capital contributions to fund construction.

(3)
In connection with the agreement to sell a 45% partial interest in 10290 Campus Point Drive to TIAA in 2016, we also agreed to sell to TIAA a 45% partial interest in the related development rights aggregating 318,383 RSF in our Campus Pointe by Alexandria campus at a sales price of $90 per SF. The sale of the development rights was contingent upon the completion of certain entitlement milestones. Upon completion of the entitlement milestones, we completed the 45% partial interest sale of the related development rights in December 2017.

(4)
Joint venture with a distinguished retail real estate developer for the development of a 90,000 RSF retail shopping center, with remaining construction costs to be funded from a $25.0 million non-recourse secured construction loan.

Disciplined management of ground-up development

Represents pre-leased percentage at commencement of vertical construction since January 1, 2008.

ALEXANDRIA SUSTAINABILITY

Awards and Recognition

Nareit 2017
Leader In The Light Award
Highest Achievement In Sustainability Innovation
MOST INNOVATIVE

Governor's Environmental & Economic Leadership Award
geela
California

CALIFORNIA'S HIGHEST ENVIRONMENTAL HONOR

International WELL Building Institute™
WELL GOLD 2017

WORLD'S FIRST WELL CERTIFIED LABORATORY

GRESB®
Green Star 2017

#1 HEALTH & WELL-BEING COMPANY IN THE U.S.

fitwel℠

FIRST REIT TO BE NAMED FITWEL CHAMPION AND FOUNDING MEMBER OF LEADERSHIP ADVISORY BOARD

Leader in Green Development

100% New Ground-Up Developments Targeting Minimum LEED® Gold Certification

50 LEED® Projects (1)
- 5 | Platinum
- 31 | Gold
- 14 | Silver

49% % of ARE's Total Annual Rental Revenue from LEED® Projects (1)

Committed to Continuous Sustainability Improvements

5% Reduction of Same Property Greenhouse Gas Pollution from 2015 to 2016

86 Efficiency Projects on Operating Properties from 2015 to 2016

Leader in Health & Wellness

4 WELL® Certified Projects (2)
- 2 | Gold
- 2 | Silver

14 Fitwel® Certified Projects (3)
- 5 | ★★★
- 6 | ★★
- 3 | ★

3.1 Million RSF of WELL® and Fitwel® Certified Projects

(1)    Upon completion of 12 LEED® certification projects in process.
(2)    Upon completion of 3 WELL®certification projects in process.
(3)    Upon completion of 8 Fitwel® certification projects in process.

External growth – value-creation development and redevelopment of new Class A properties: 2017 deliveries

100 Binney Street	510 Townsend Street	505 Brannan Street, Phase I
Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	San Francisco/Mission Bay/SoMa
341,776 RSF	295,333 RSF	148,146 RSF
Bristol-Myers Squibb Company Facebook, Inc.	Stripe, Inc.	Pinterest, Inc.

ARE Spectrum	5200 Illumina Way, Parking Structure	400 Dexter Avenue North
San Diego/Torrey Pines	San Diego/University Town Center	Seattle/Lake Union
336,461 RSF	N/A	290,111 RSF
The Medicines Company Celgene Corporation Wellspring Biosciences LLC Vertex Pharmaceuticals Incorporated	Illumina, Inc.	Juno Therapeutics, Inc. ClubCorp Holdings, Inc.

RSF represents the cumulative RSF placed into service as of December 31, 2017, including RSF that have been placed into service prior to January 1, 2017.

External growth – value-creation development and redevelopment of new Class A properties: 2017 deliveries (continued)

The following table presents value-creation development and redevelopment of new Class A properties placed into service during the year ended December 31, 2017 (dollars in thousands):

Property/Market/Submarket	Our Ownership Interest	Date Delivered	RSF in Service						Total Project			Unlevered Yields
			Prior to 1/1/17	Placed into Service				Total				Initial Stabilized	Initial Stabilized Cash Basis
				1Q17	2Q17	3Q17	4Q17		Leased	RSF	Investment
Consolidated development projects
100 Binney Street/Greater Boston/Cambridge	100%	9/21/17	—	—	—	341,776	—	341,776	100%	432,931	$439,000	8.2%	7.4%
510 Townsend Street/San Francisco/ Mission Bay/SoMa	100%	10/31/17	—	—	—	—	295,333	295,333	100%	295,333	$226,000	7.9%	7.5%
505 Brannan Street, Phase I/San Francisco/ Mission Bay/SoMa	99.7%	10/10/17	—	—	—	—	148,146	148,146	100%	148,146	$140,000	8.5%	7.2%
ARE Spectrum/San Diego/Torrey Pines	100%	Various	102,938	31,336	31,664	—	170,523	336,461	98%	336,461	$277,000	6.4%	6.2%
5200 Illumina Way, Parking Structure/San Diego/ University Town Center	100%	5/15/17	—	—	N/A	—	—	N/A	100%	N/A	$60,000	7.0%	7.0%
400 Dexter Avenue North/Seattle/Lake Union	100%	Various	—	241,276	—	17,620	31,215	290,111	100%	290,111	$223,000	7.0%	7.1%
Total			102,938	272,612	31,664	359,396	645,217	1,411,827

Development and redevelopment of new Class A properties: 2018 – 2020 deliveries (projects undergoing construction and near-term projects undergoing marketing and pre-construction)

100 Binney Street	399 Binney Street	266 and 275 Second Avenue	1655 and 1715 Third Street
Greater Boston/Cambridge	Greater Boston/Cambridge	Greater Boston/Route 128	San Francisco/Mission Bay/SoMa
91,155 RSF	164,000 RSF	59,173 RSF	580,000 RSF
Foghorn Therapeutics, Inc. Sigilon Therapeutics, Inc. Tango Therapeutics, Inc. TCR[2] Therapeutics, Inc.	Rubius Therapeutics, Inc. Relay Therapeutics, Inc. Celsius Therapeutics, Inc. Marketing	Visterra, Inc. Marketing	Uber Technologies, Inc.

213 East Grand Avenue	279 East Grand Avenue	201 Haskins Way	681 Gateway Boulevard
San Francisco/South San Francisco	San Francisco/South San Francisco	San Francisco/South San Francisco	San Francisco/South San Francisco
300,930 RSF	199,000 RSF	280,000 RSF	126,971 RSF
Merck & Co., Inc.	Multi-Tenant	Marketing	Multi-Tenant/Marketing

Development and redevelopment of new Class A properties: 2018 – 2020 deliveries (projects undergoing construction and near-term projects undergoing marketing and pre-construction) (continued)

Menlo Gateway	825 and 835 Industrial Road	9625 Towne Centre Drive
San Francisco/Greater Stanford	San Francisco/Greater Stanford	San Diego/University Town Center
520,988 RSF	530,000 RSF	163,648 RSF
Facebook, Inc.	Marketing	Takeda Pharmaceutical Company Ltd.

9880 Campus Point Drive	1818 Fairview Avenue East	9900 Medical Center Drive	5 Laboratory Drive
San Diego/University Town Center	Seattle/Lake Union	Maryland/Rockville	Research Triangle Park/RTP
71,510 RSF	205,000 RSF	45,039 RSF	175,000 RSF
Marketing	Multi-Tenant	Marketing	Multi-Tenant

Development and redevelopment of new Class A properties: 2018 – 2020 deliveries (projects undergoing construction and near-term projects undergoing marketing and pre-construction) (continued)

The following table sets forth a summary of our development and redevelopment of new Class A properties projected to be delivered in 2018 through 2020, as of December 31, 2017:

Property/Market/Submarket	Our Ownership Interest		Project RSF			Percentage				Project Start	Occupancy(1)
			In Service	CIP	Total	Leased	Negotiating		Total		Initial	Stabilized
Consolidated developments under construction
100 Binney Street/Greater Boston/Cambridge	100%		341,776	91,155	432,931	100%	—%		100%	3Q15	3Q17	1Q18
399 Binney Street/Greater Boston/Cambridge	100%		—	164,000	164,000	75%	—%		75%	4Q17	4Q18	2019
213 East Grand Avenue/San Francisco/South San Francisco	100%		—	300,930	300,930	100%	—%		100%	2Q17	1Q19	2019
279 East Grand Avenue/San Francisco/South San Francisco	100%		—	199,000	199,000	—%	52%		52%	4Q17	2019	2020
			341,776	755,085	1,096,861	78%	10%		88%

Consolidated redevelopments under construction
266 and 275 Second Avenue/Greater Boston/Route 128	100%		144,584	59,173	203,757	84%	—%		84%	3Q17	2Q18	2018
9900 Medical Center Drive/Maryland/Rockville	100%		—	45,039	45,039	—%	—%		—%	3Q17	2Q18	2018
5 Laboratory Drive/Research Triangle Park/RTP	100%		—	175,000	175,000	15%	24%		39%	2Q17	3Q18	2019
9625 Towne Centre Drive/San Diego/University Town Center	50.1%	(2)	—	163,648	163,648	100%	—%		100%	3Q15	4Q18	2018
			144,584	442,860	587,444	61%	8%		69%
			486,360	1,197,945	1,684,305

Unconsolidated joint venture development under construction
Menlo Gateway/San Francisco/Greater Stanford	(3)		251,995	520,988	772,983	100%	—%		100%	4Q17	4Q19	4Q19
			738,355	1,718,933	2,457,288

Unconsolidated joint venture development under pre-construction
1655 and 1715 Third Street/San Francisco/Mission Bay/SoMa(4)	10%		—	580,000	580,000	100% (4)	—%		100%	1Q18	2019	2019
Total			738,355	2,298,933	3,037,288	85%	4%		89%

Near-term development projects undergoing marketing and pre-construction
1818 Fairview Avenue East/Seattle/Lake Union	100%		—	205,000	205,000	TBD	TBD			TBD	2019	TBD
825 and 835 Industrial Road/San Francisco/Greater Stanford	100%		—	530,000	530,000					TBD
201 Haskins Way/San Francisco/South San Francisco	100%		—	280,000	280,000
			—	1,015,000	1,015,000

Near-term redevelopment projects undergoing marketing and pre-construction
681 Gateway Boulevard/San Francisco/South San Francisco(5)	100%		126,971	—	126,971	—%	35%	(5)	35%	4Q18	2019	TBD
9880 Campus Point Drive/San Diego/University Town Center(6)	100%		71,510	—	71,510	TBD
			198,481	—	198,481
Near-term projects undergoing marketing and pre-construction (includes 1655 and 1715 Third Street)			198,481	1,595,000	1,793,481
Total			936,836	3,313,933	4,250,769

(1)	Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.

(2)	Refer to “Dispositions” in the section above within this Item 2 for additional information on our partial interest sale at 9625 Towne Centre Drive.

(3)	Refer to “Acquisitions: Menlo Gateway” in the section above within this Item 2 for additional information on our acquisition at Menlo Gateway.

(4)	Refer to “Acquisitions” in the section above within this Item 2 for additional information.

(5)
The building is 100% occupied through September 2018, after which we expect to redevelop the building from office to office/laboratory space and expand by an additional 15,000 to 30,000 RSF. We have a letter of intent for a lease under negotiation aggregating 45,000 RSF, or 35% of the project.

(6)
This building is 100% occupied through January 2018, after which we expect to demolish the existing R&D building and develop a 98,000 RSF Class A office/laboratory property. We expect initial stabilized yields for our entire Campus Pointe by Alexandria campus to be in the low 7% range.

Development and redevelopment of new Class A properties: 2018 – 2020 deliveries (projects undergoing construction and near-term projects undergoing marketing and pre-construction) (continued)

The following table sets forth a summary of our development and redevelopment of new Class A properties projected to be delivered in 2018 through 2020, as of December 31, 2017 (dollars in thousands):

	Our Ownership Interest							Unlevered Yields
Property/Market/Submarket			In Service	CIP	Cost to Complete		Total at Completion	Initial Stabilized	Initial Stabilized (Cash Basis)

Consolidated developments under construction
100 Binney Street/Greater Boston/Cambridge	100%		$302,933	$80,860	$55,207		$439,000	8.2%	7.4%
399 Binney Street/Greater Boston/Cambridge	100%		—	85,772	88,228		174,000	7.3%	6.7%
213 East Grand Avenue/San Francisco/South San Francisco	100%		—	102,803	157,197		260,000	7.2%	6.4%
279 East Grand Avenue/San Francisco/South San Francisco	100%		—	41,390	TBD		TBD	TBD	TBD
			$302,933	$310,825	TBD		TBD

Consolidated redevelopments under construction
266 and 275 Second Avenue/Greater Boston/Route 128	100%		$60,658	$11,788	$16,554		$89,000	8.4%	7.1%
9900 Medical Center Drive/Maryland/Rockville	100%		—	7,639	6,661		14,300	8.4%	8.4%
5 Laboratory Drive/Research Triangle Park/RTP	100%		—	12,748	49,752		62,500	7.7%	7.6%
9625 Towne Centre Drive/San Diego/University Town Center	50.1%	(1)	—	40,107	52,893	(1)	93,000	7.0%	7.0%
			60,658	72,282	125,860		258,800
Total			$363,591	$383,107	TBD		TBD

	Our Ownership Interest			Cost to Complete				Unlevered Yields
Property/Market/Submarket		In Service	CIP	Construction Loan	ARE Funding		Total at Completion	Initial Stabilized	Initial Stabilized (Cash Basis)

Unconsolidated joint venture development under construction and pre-construction
Menlo Gateway/San Francisco/Greater Stanford	(2)	$49,053	$41,395	$124,223	$215,329		$430,000	6.9%	6.3%
1655 and 1715 Third Street/San Francisco/Mission Bay/SoMa(3)	10%	(3)	(3)	37,500	40,500	(3)	78,000	7.8%	6.0%
		49,053	41,395	161,723	255,829		508,000
Consolidated developments/redevelopments under construction		363,591	383,107	—	TBD		TBD
Total		$412,644	$424,502	$161,723	TBD		TBD

(1)
We expect to receive contributions from our joint venture partner of $30.7 million to fund construction. Refer to “Dispositions” in the section above within this Item 2 for additional information on our partial interest sale at 9625 Towne Centre Drive.

(2)	Refer to “Acquisitions: Menlo Gateway” in the section above within this Item 2 for additional information on our acquisition at Menlo Gateway.

(3)	Refer to “Acquisitions” in the section above within this Item 2 for additional information.

Development of new Class A properties: intermediate-term development projects

325 Binney Street	88 Bluxome Street	505 Brannan Street, Phase II	960 Industrial Road	Alexandria Center® for Life Science
Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	San Francisco/Mission Bay/SoMa	San Francisco/Greater Stanford	New York City/Manhattan
208,965 RSF	1,070,925 RSF	165,000 RSF	500,000 RSF	420,000 RSF

5200 Illumina Way	Campus Point Drive	1150 Eastlake Avenue East	1165/1166 Eastlake Avenue East	9800 Medical Center Drive
San Diego/University Town Center	San Diego/University Town Center	Seattle/Lake Union	Seattle/Lake Union	Maryland/Rockville
386,044 RSF	318,383 RSF	260,000 RSF	106,000 RSF	180,000 RSF

Summary of pipeline

The following table summarizes the key information for all our development and redevelopment projects in North America as of December 31, 2017 (dollars in thousands):

Property/Submarket	Our Ownership Interest		Book Value	Square Footage
					Development Projects
				Undergoing Construction	Near-Term Projects Undergoing Marketing and Pre-Construction		Intermediate-Term Development		Future Development	Total(1)
Greater Boston
Undergoing construction
100 Binney Street/Cambridge	100%		$80,860	91,155	—		—		—	91,155
266 and 275 Second Avenue/Route 128	100%		11,788	59,173	—		—		—	59,173
399 Binney Street (Alexandria Center® at One Kendall Square)	100%		85,772	164,000	—		—		—	164,000
Intermediate-term development
325 Binney Street/Cambridge	100%		87,251	—	—		208,965		—	208,965
50 Rogers Street/Cambridge(2)	100%		6,466	—	—		183,644		—	183,644
Future development projects
Alexandria Technology Square®/Cambridge	100%		7,787	—	—		—		100,000	100,000
Other future projects	100%		7,612	—	—		—		221,955	221,955
			287,536	314,328	—		392,609		321,955	1,028,892
San Francisco
Undergoing construction
213 East Grand Avenue/South San Francisco	100%		102,803	300,930	—		—		—	300,930
279 East Grand Avenue/South San Francisco	100%		41,390	199,000	—		—		—	199,000
Menlo Gateway/Greater Stanford	49%	(3)	—	520,988	—		—		—	520,988
Near-term projects undergoing marketing and pre-construction
825 and 835 Industrial Road/Greater Stanford	100%		92,160	—	530,000		—		—	530,000
1655 and 1715 Third Street/Mission Bay/SoMa(4)	10%		—	—	580,000		—		—	580,000
201 Haskins Way/South San Francisco	100%		39,122	—	280,000	(5)	—		—	280,000
681 Gateway Boulevard/South San Francisco(6)	100%		—	—	—		—		—	—
Intermediate-term development
88 Bluxome Street/Mission Bay/SoMa	100%		162,334	—	—		1,070,925	(7)	—	1,070,925
505 Brannan Street, Phase II/Mission Bay/SoMa	99.7%		14,988	—	—		165,000		—	165,000
960 Industrial Road/Greater Stanford	100%		69,255	—	—		500,000	(8)	—	500,000
Future development projects
East Grand Avenue/South San Francisco	100%		5,988	—	—		—		90,000	90,000
Other future projects	100%		228	—	—		—		95,620	95,620
			528,268	1,020,918	1,390,000		1,735,925		185,620	4,332,463
New York City
Alexandria Center® for Life Science/Manhattan	100%		—	—	—		420,000		—	420,000
			$—	—	—		420,000		—	420,000
(1)    Total pipeline SF represents operating RSF targeted for near-term and intermediate-term development plus incremental developable SF.
(2)    Represents a multifamily residential development with approximately 130-140 units (adjacent to 161 First Street). As part of our successful efforts to increase the entitlements on our Alexandria Center® at Kendall Square development, we agreed to develop two multifamily residential projects, one of which was previously completed and sold. We expect to commence construction of this project in 2018, and we are in negotiations for a potential sale.
(3)    Refer to “Acquisitions: Menlo Gateway” in the section above within this Item 2 for additional information on our acquisition at Menlo Gateway.
(4)    Refer to “Acquisitions” in the section above within this Item 2 for additional information.
(5)    The near-term development project undergoing entitlements for 280,000 RSF will replace the existing 23,840 RSF of operating property.
(6)    Refer to the “Summary of Contractual Lease Expirations” section under “Properties” within this Item 2 for additional information on our near-term redevelopment opportunities.
(7)    The intermediate-term development project undergoing entitlements for 1,070,925 developable SF will replace the existing 232,470 RSF operating property.
(8)    The intermediate-term development project undergoing entitlements for 500,000 RSF will replace the existing 195,000 RSF operating property.

Summary of pipeline (continued)

Property/Submarket	Our Ownership Interest		Book Value	Square Footage
					Development Projects
				Undergoing Construction	Near-Term Projects Undergoing Marketing and Pre-Construction	Intermediate-Term Development		Future Development	Total(1)
San Diego
Undergoing construction
9625 Towne Centre Drive/University Town Center	50.1%	(2)	$40,107	163,648	—	—		—	163,648
Intermediate-term development
5200 Illumina Way/University Town Center	100%		11,562	—	—	386,044		—	386,044
Campus Point Drive/University Town Center	55%		14,890	—	—	318,383		—	318,383
Future development projects
Vista Wateridge/Sorrento Mesa	100%		3,971	—	—	—		163,000	163,000
Other future projects	100%		30,295	—	—	—		259,895	259,895
			100,825	163,648	—	704,427		422,895	1,290,970
Seattle
Near-term projects undergoing marketing and pre-construction
1818 Fairview Avenue East/Lake Union	100%		32,482	—	205,000	—		—	205,000
Intermediate-term development
1150 Eastlake Avenue East/Lake Union	100%		19,269	—	—	260,000		—	260,000
1165/1166 Eastlake Avenue East/Lake Union	100%		15,115	—	—	106,000	—	—	106,000
			66,866	—	205,000	366,000		—	571,000
Maryland
Undergoing construction
9900 Medical Center Drive/Rockville	100%		7,639	45,039	—	—		—	45,039
Intermediate-term development
9800 Medical Center Drive/Rockville	100%		7,217	—	—	180,000		—	180,000
Future development projects
Other future projects	100%		4,035	—	—	—		61,000	61,000
			18,891	45,039	—	180,000		61,000	286,039
Research Triangle Park
Undergoing construction
5 Laboratory Drive/Research Triangle Park	100%		12,748	175,000	—	—		—	175,000
Future development projects
6 Davis Drive/Research Triangle Park	100%		16,671	—	—	—		1,000,000	1,000,000
Other future projects	100%		4,149	—	—	—		76,262	76,262
			33,568	175,000	—	—		1,076,262	1,251,262
Non-cluster markets – other future projects	100%		15,376	—	—	—		571,705	571,705
			$1,051,330	1,718,933	1,595,000	3,798,961		2,639,437	9,752,331

(1)	Total pipeline SF represents operating RSF plus incremental SF targeted for near-term and intermediate-term development.

(2)	Refer to “Dispositions” in the section above within this Item 2 for additional information on our partial interest sale at 9625 Towne Centre Drive.

Summary of capital expenditures

Our construction spending for the year ended December 31, 2017, consisted of the following (in thousands):

Year Ended December 31, 2017
Construction Spending
Additions to real estate – consolidated projects	$893,685
Investments in unconsolidated real estate joint ventures	17,876
Construction spending (cash basis)(1)	911,561
Decrease in accrued construction	(11,034)
Construction spending	$900,527

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures.

The following table summarizes the total projected construction spending for the year ending December 31, 2018, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2018
Development and redevelopment projects	$814,000
Investments in unconsolidated real estate joint ventures	149,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(37,000)
Generic laboratory infrastructure/building improvement projects	153,000			(1)
Non-revenue-enhancing capital expenditures and tenant improvements	21,000
Total projected construction spending	1,100,000
Guidance range	$1,050,000	–	$1,150,000

(1)
Includes $25 million to $30 million of projected construction spending related to the demolition of the existing R&D building and development of a new 98,000 RSF Class A office/laboratory property at 9880 Campus Point Drive in our University Town Center submarket.

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs

The tables below show the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures, Tenant Improvements, and Leasing Costs(1)	Year Ended December 31, 2017				Recent Average per RSF(2)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$7,900	19,156,245	$0.41		$0.46

Tenant improvements and leasing costs:
Re-tenanted space	$17,437	688,722	$25.32		$18.47
Renewal space	29,884	1,836,377	16.27		10.89
Total tenant improvements and leasing costs/weighted average	$47,321	2,525,099	$18.74	(3)	$13.20

(1)	Excludes amounts that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment.

(2)	Represents the average for the five years ended December 31, 2017.

(3)
Includes approximately $12.3 million, or $16.92 per RSF, of leasing commissions related to lease renewals and re-leasing space for seven leases in our Greater Boston and San Francisco markets with a weighted-average lease term of 10 years and rental rate increases of 33.3% and 19.4% (cash basis).

We expect our capital expenditures, tenant improvements, and leasing costs (excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue-enhancing, or related to properties that undergo redevelopment) on a per RSF basis in 2018 to be approximately similar to the amounts shown in the preceding table.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ARE.” On January 16, 2018, the last reported sales price per share of our common stock was $124.93, and there were 372 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.). The following table sets forth the quarterly high and low trading prices per share of our common stock as reported on the NYSE and the distributions declared by us with respect to our common stock for each such period (distributions were paid in the quarter following the quarter in which the distribution was declared):

	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$134.37	$123.89	$122.28	$120.96	$114.02	$114.67	$103.60	$91.25
Low	$118.42	$116.20	$109.85	$106.89	$101.51	$100.53	$89.43	$70.69
Per share distribution	$0.90	$0.86	$0.86	$0.83	$0.83	$0.80	$0.80	$0.80

Future distributions on our common stock will be determined by, and at the discretion of, our Board of Directors and will depend on a number of factors, including actual cash available for distribution to our stockholders, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, restrictions under Maryland law, and such other factors as our Board of Directors deems relevant. To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash flow available for distributions to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our Series D Convertible Preferred Stock. From the date of issuance of our preferred stock through December 31, 2017 (or April 14, 2017, the date of redemption of all of our 6.45% Series E cumulative redeemable preferred stock (“Series E Redeemable Preferred Stock”)), we have paid full cumulative dividends on our Series D Convertible Preferred Stock and Series E Redeemable Preferred Stock. We cannot assure our stockholders that we will make any future distributions.

The income tax treatment of distributions on our common stock, Series D Convertible Preferred Stock, and Series E Redeemable Preferred Stock for the years ended December 31, 2017, 2016, and 2015, was as follows:

	Common Stock			Series D Convertible Preferred Stock			Series E Redeemable Preferred Stock
	Year Ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Ordinary income	62.1%	25.2%	50.1%	85.3%	44.8%	54.4%	85.3%	44.8%	54.4%
Return of capital	27.2	43.9	7.9	—	—	—	—	—	—
Capital gains at 25%	0.7	—	8.5	1.0	—	9.2	1.0	—	9.2
Capital gains at 20%	10.0	30.9	33.5	13.7	55.2	36.4	13.7	55.2	36.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$3.45	$3.23	$3.05	$1.75	$1.75	$1.75	$0.4031	$1.6125	$1.6125

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

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2017	2016		2015	2014	2013
Operating Data:
Revenues:
Rental	$863,181	$673,820		$608,824	$544,153	$467,764
Tenant recoveries	259,144	223,655		209,063	173,480	150,095
Other income	5,772	24,231		25,587	9,244	13,292
Total revenues	1,128,097	921,706		843,474	726,877	631,151
Expenses:
Rental operations	325,609	278,408		261,232	219,164	189,039
General and administrative	75,009	63,884		59,621	53,530	48,520
Interest	128,645	106,953		105,813	79,299	67,952
Depreciation and amortization	416,783	313,390		261,289	224,096	189,123
Impairment of real estate	203	209,261	(1)	23,250	51,675	—
Loss on early extinguishment of debt	3,451	3,230		189	525	1,992
Total expenses	949,700	975,126		711,394	628,289	496,626
Equity in earnings (losses) of unconsolidated real estate JVs	15,426	(184)		1,651	554	—
Gain on sales of real estate – rental properties	270	3,715		12,426	—	—
Income (loss) from continuing operations	194,093	(49,889)		146,157	99,142	134,525
(Loss) income from discontinued operations(1)	—	—		(43)	1,233	900
Gain on sales of real estate – land parcels	111	90		—	6,403	4,824
Net income (loss)	194,204	(49,799)		146,114	106,778	140,249
Net income attributable to noncontrolling interests	(25,111)	(16,102)		(1,897)	(5,204)	(4,032)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	169,093	(65,901)		144,217	101,574	136,217
Dividends on preferred stock	(7,666)	(20,223)		(24,986)	(25,698)	(25,885)
Preferred stock redemption charge	(11,279)	(61,267)		—	(1,989)	—
Net income attributable to unvested restricted stock awards	(4,753)	(3,750)		(2,364)	(1,774)	(1,581)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$145,395	$(151,141)		$116,867	$72,113	$108,751
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$1.59	$(1.99)		$1.63	$0.99	$1.59
Discontinued operations	—	—		—	0.02	0.01
Net income (loss) per share	$1.59	$(1.99)		$1.63	$1.01	$1.60
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$1.58	$(1.99)		$1.63	$1.01	$1.60
Discontinued operations	—	—		—	—	—
Net income (loss) per share	$1.58	$(1.99)		$1.63	$1.01	$1.60
Weighted-average shares of common stock outstanding – basic	91,546,495	76,102,617		71,528,843	71,169,694	68,038,195
Weighted-average shares of common stock outstanding – diluted	92,063,276	76,102,617		71,528,843	71,169,694	68,038,195
Dividends declared per share of common stock	$3.45	$3.23		$3.05	$2.88	$2.61

Balance Sheet Data (at year end):
Investments in real estate	$10,298,019	$9,077,972	$7,629,922	$7,108,610	$6,730,270
Total assets	$12,103,953	$10,354,888	$8,881,017	$8,109,038	$7,503,965
Total debt	$4,764,807	$4,164,025	$3,935,692	$3,651,581	$3,035,262
Total liabilities	$5,620,784	$4,972,610	$4,587,053	$4,199,480	$3,525,024
Redeemable noncontrolling interests	$11,509	$11,307	$14,218	$14,315	$14,444
Total equity	$6,471,660	$5,370,971	$4,279,746	$3,895,243	$3,964,497

(1)
Refer to Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K regarding discontinued operations to our consolidated financial statements.

	Year Ended December 31,
(Dollars in thousands, except per occupied RSF amounts)	2017	2016	2015	2014		2013
Other Data:
Net cash provided by operating activities	$450,325	$392,501	$342,611	$334,325		$312,727
Net cash used in investing activities	$1,738,126	$1,496,628	$722,395	$634,829		$591,375
Net cash provided by financing activities	$1,415,427	$1,105,521	$419,126	$331,312		$197,570
Number of properties – North America	213	199	191	184		175
RSF (including development and redevelopment projects under construction) – North America	21,981,133	19,869,729	18,874,070	17,356,818		16,092,344
Occupancy of operating properties – North America	96.8%	96.6%	97.2%	97.0%		96.0%
Occupancy of operating and redevelopment properties – North America	94.7%	95.7%	93.7%	96.1%		96.0%
Annual rental revenue per occupied RSF – North America	$48.01	$45.15	$41.17	$38.68		$37.12

Reconciliation of net income (loss) attributable to Alexandria’s common stockholders to funds from operations attributable to Alexandria’s common stockholders – diluted:
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$145,395	$(151,141)	$116,867	$72,113		$108,751
Depreciation and amortization(1)	416,783	313,390	261,289	224,096		190,778
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(14,762)	(9,349)	(372)	—		—
Our share of depreciation and amortization from unconsolidated real estate JVs	1,551	2,707	1,734	329		—
(Gain) loss on sales of real estate – rental properties	(270)	(3,715)	(12,426)	(1,838)	(2)	121	(2)
Our share of gain on sales of real estate from unconsolidated real estate JVs	(14,106)	—	—	—		—
Gain on sales of real estate – land parcels	(111)	(90)	—	(6,403)		(4,824)
Impairment of real estate – rental properties	203	98,194	23,250	26,975		—
Allocation to unvested restricted stock awards	(2,920)	—	(1,758)	(690)		36
Funds from operations attributable to Alexandria’s common stockholders – basic(3)	531,763	249,996	388,584	314,582		294,862
Effect of dilutive securities and assumed conversion:
Assumed conversion of unsecured senior convertible notes	—	—	—	—		15
Funds from operations attributable to Alexandria’s common stockholders – diluted(3)	531,763	249,996	388,584	314,582		294,877
Acquisition-related expenses	—	—	—	—		1,446
Non-real estate investment income	—	(4,361)	(13,109)	—		—
Impairments of land parcels and non-real estate investments	8,296	113,539	—	24,700		853
Loss on early extinguishment of debt	3,451	3,230	189	525		1,992
Preferred stock redemption charge	11,279	61,267	—	1,989		—
Allocation to unvested restricted stock awards	(321)	(2,356)	110	(226)		(35)
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted(3)	$554,468	$421,315	$375,774	$341,570		$299,133

(1)	Includes depreciation and amortization classified in discontinued operations related to assets held for sale (for the periods prior to when such assets were designated as held for sale).

(2)
(Gain) loss on sales of real estate – rental properties recognized prior to the fourth quarter of 2014 is classified in (loss) income from discontinued operations in the consolidated statements of operations.

(3)
Refer to “Funds From Operations and Funds From Operations, as Adjusted Attributable to Alexandria Real Estate Equities, Inc.’s Common Stockholders” in the “Non-GAAP Measures” section under Item 7 in this annual report on Form 10-K.

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

Executive summary

Increased common stock dividend

Common stock dividend for the year ended December 31, 2017, of $3.45 per common share, up 22 cents, or 7%, over the year ended December 31, 2016; continuation of our strategy to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

Leader in the Light award

In November 2017, we were awarded Nareit’s 2017 “Most Innovative” Leader in the Light, the highest achievement in sustainability innovation for all REITs and real estate companies.

“Green Star” designation from the Global Real Estate Sustainability Benchmark (“GRESB”)

In September 2017, we were awarded a “Green Star” designation by GRESB and recognized as the top-ranked company in the U.S. in the GRESB Health & Well-being Module for our practices promoting the health, safety, and well-being of our tenants, employees, and partners.

20 years on the NYSE

In May 2017, we celebrated our 20th anniversary as an NYSE listed REIT. From our initial public offering in May 1997 through December 31, 2017, we achieved a total shareholder return of 1,349%, assuming reinvestment of dividends.

Addition to S&P 500 index

In March 2017, we achieved another significant milestone with the announcement that the S&P Dow Jones Indices added Alexandria to the S&P 500® index. This significant and important recognition reflects our best-in-class team’s ability to successfully execute our differentiated business strategy, which drives our successful operating and financial performance.

Credit rating upgrade

In February 2017, S&P Global Ratings upgraded our corporate credit rating to BBB/Stable from BBB-/Positive.

We concluded another successful year where our best-in-class team delivered solid results and continued growth. Below are the key highlights:

Strong internal growth

•	Total revenues of $1.1 billion, up 22.4%, for the year ended December 31, 2017, compared to $921.7 million for the year ended December 31, 2016;

•	Executed key leases during the year ended December 31, 2017:

RSF Leased	Property	Submarket	Tenant
520,988	Menlo Gateway	Greater Stanford	Facebook, Inc.
302,626	100 and 200 Technology Square	Cambridge	Novartis AG
170,244	901 and 951 Gateway Boulevard	South San Francisco	Theravance Biopharma U.S., Inc.
163,648	9625 Towne Centre Drive	University Town Center	Takeda Pharmaceutical Company Ltd.
155,685	500 Forbes Boulevard	South San Francisco	Genentech, Inc.
153,203	455 Mission Bay Boulevard South	Mission Bay/SoMa	Nektar Therapeutics
130,803	100 Binney Street	Cambridge	Facebook, Inc.
109,780	13112 Evening Creek Drive	I-15 Corridor	Laboratory Corporation of America

•	Continued substantial leasing activity and strong rental rate growth, in light of minimal contractual lease expirations for 2017, and a highly leased value-creation pipeline:

2017
Total leasing activity – RSF	4,569,182
Lease renewals and re-leasing of space:
Rental rate increases	25.1%
Rental rate increases (cash basis)	12.7%
RSF	2,525,099

•	Same property net operating income growth of 3.1% and 6.8% (cash basis) for the year ended December 31, 2017, compared to the year ended December 31, 2016.

Strong external growth; disciplined allocation of capital to visible, multiyear, highly leased value-creation pipeline

•	Development projects, all 100% leased and placed into service during the year ended December 31, 2017:

Property	Submarket	RSF	Tenant
100 Binney Street	Cambridge	341,776	Bristol-Myers Squibb Company; Facebook, Inc.
510 Townsend Street	Mission Bay/SoMa	295,333	Stripe, Inc.
400 Dexter Avenue North	Lake Union	290,111	Juno Therapeutics, Inc.; ClubCorp Holdings, Inc.
ARE Spectrum	Torrey Pines	233,523	The Medicines Company; Celgene Corporation; Wellspring Biosciences LLC; Vertex Pharmaceuticals Incorporated
505 Brannan Street	Mission Bay/SoMa	148,146	Pinterest, Inc.
5200 Illumina Way, parking structure	University Town Center	N/A	Illumina, Inc.

•
Significant contractual near-term growth in annual cash rents of $96 million, of which $78 million will commence through the fourth quarter of 2018 ($26 million in the first quarter of 2018, $31 million in the second quarter of 2018, $10 million in third quarter of 2018, and $11 million in the fourth quarter of 2018). This is related to development and redevelopment projects recently placed into service that are currently generating rental revenue.

•	80% leased on 2.3 million RSF (development and redevelopment projects undergoing construction and 580,000 RSF undergoing pre-construction).

Completed strategic acquisitions

Refer to the “Acquisitions” section under Item 2 of this annual report on Form 10-K for information on our opportunistic acquisitions completed or under contract.

Operating results

	Year Ended December 31,
	2017	2016	Change
Net income (loss) attributable to Alexandria’s common stockholders – diluted:
In Millions	$145.4	$(151.1)	$296.5	N/A
Per Share	$1.58	$(1.99)	$3.57	N/A
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In Millions	$554.5	$421.3	$133.2	31.6%
Per Share	$6.02	$5.51	$0.51	9.3%

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items in the “Results of Operations” section within this Item 7 for additional information.

Core operating metrics as of and for the year ended December 31, 2017; high quality revenue and cash flows

•	Percentage of annual rental revenue in effect from:

•	Investment-grade or large cap tenants: 55%

•	Class A properties in AAA locations: 80%

•	Occupancy in North America: 96.8%

•	Operating margin: 71%

•	Adjusted EBITDA margin: 68%

•	Weighted-average remaining lease term of top 20 tenants: 13.4 years

•	See “Strong Internal Growth” in the above section for information on our leasing activity, rental rate growth, total revenue, and same property net operating income growth.

Balance sheet management

Refer to the “Execution of capital strategy” section below within this Item 7 of this annual report on Form 10-K.

Corporate responsibility and industry leadership

•
In January 2018, Alexandria Venture Investments launched the Alexandria Seed Capital Platform, an innovative seed-stage life science funding model and extension of Alexandria LaunchLabs, which will focus on providing seed-stage financing in transformative life science investments.

•	In November 2017, Joel S. Marcus, Chairman, Chief Executive Officer & Founder, was elected as a member of Nareit’s 2018 Executive Board.

•	Refer to “Leader in the Light award” under the “Executive Summary” section earlier within this Item 7.

•	In November 2017, Alexandria LaunchLabs® - New York City was certified as the world’s first WELL laboratory, and achieved Gold-level recognition from the International WELL Building Institute.

•
In November 2017, the Center for Active Design, an international nonprofit organization and operator of the Fitwel Certification System, appointed us to the Fitwel Leadership Advisory Board as a founding member.

•
In January 2018, we were awarded a 2017 Governor’s Environmental and Economic Leadership Award, California’s highest environmental honor recognizing entities that have demonstrated exceptional leadership and made notable contributions to conserving precious natural resources while promoting economic growth.

•
During three months ended December 31, 2017, we obtained LEED Gold certifications for properties within our Alexandria Center® at Kendall Square campus at 50 and 60 Binney Street and 11 Hurley Street in our Cambridge submarket.

•	49% of annual rental revenue expected from LEED® certified projects upon completion of 12 in-process projects.

Operating Summary

Favorable Lease Structure(1)		Same Property Net Operating Income Growth

Stable cash flows	97%
Percentage of triple net leases
Increasing cash flows	95%
Percentage of leases containing annual rent escalations
Lower capex burden	94%
Percentage of leases providing for the recapture of capital expenditures

Margins(2)		Rental Rate Growth: Renewed/Re-Leased Space

Adjusted EBITDA	Operating
68%	71%

(1)	Percentages calculated based on RSF as of December 31, 2017.

(2)	Represents the year ended December 31, 2017.

Execution of capital strategy

During 2017, we continued to execute on many of the long-term components of our capital strategy. Some of our key accomplishments include the following:

2017 capital strategy

Key metrics

	As of
	December 31, 2017
Total market capitalization	$17.9	billion
Liquidity	$2.0	billion

Net debt to Adjusted EBITDA:
Quarter annualized	5.5x
Trailing 12 months	5.9x

Fixed-charge coverage ratio:
Quarter annualized	4.2x
Trailing 12 months	4.1x

Unhedged variable-rate debt as a percentage of total debt	1%
Current and future value-creation pipeline as a percentage of gross investments in real estate in North America	9%
Key capital events in 2017 (dollars in millions)

Issuances of unsecured senior notes
	Date	Maturity Date	Interest Rate	Face Amount	Net Proceeds
	March	2028	3.95%	$425.0	$420.5
	November	2025	3.45%	$600.0	$593.5
				$1,025.0	$1,014.0

Debt repayments
Date	Debt	Outstanding Borrowing
February	Partial repayment of 2019 unsecured senior bank term loan(1)	$200.0
November	Full repayment of two secured construction loans	$389.8

(1)	As a result of this debt repayment, $200 million of principal remains outstanding as of December 31, 2017.

Real estate asset sales
Date	Property/Market/Submarket	Proceeds
January	6146 Nancy Ridge Drive/San Diego/Sorrento Mesa	$3.0
July	360 Longwood Avenue/Greater Boston/Longwood Medical Area	$38.6
November	Operating property in China	$11.2
December	9625 Towne Centre Drive/San Diego/University Town Center (sale of 49.9% interest)(1)	$13.5
December	Campus Point Drive, Development Rights/San Diego/University Town Center (sale of 45% interest)(1)	$12.9
		$79.2

(1)	See the “Real Estate Asset Sales” section under Item 2 of this annual report on Form 10-K for additional information.

Issuances of equity
Date	Program	Number of Shares Sold	Net Proceeds
March	Overnight	2,100,000	$217.8
December	Forward	4,755,000	$484.6
January - December	ATM	4,839,101	$573.0
		11,694,101	$1,275.4

Redemption of equity
Date	Stock Redeemed	Shares Redeemed		Total Payment
April	Series E Redeemable Preferred Stock	5,200,000	(1)	$130.0

(1)	Represents the complete redemption of all outstanding shares of our Series E cumulative redeemable preferred stock.

2018 Capital strategy

During 2018, we intend to continue to execute our capital strategy to achieve further improvements to our credit rating, which will allow us to further improve our cost of capital and continue our disciplined approach to capital allocation. For further information, refer to the “Projected Results” section below within this Item 7 of this annual report on Form 10-K.

Consistent with 2017, our capital strategy for 2018 includes the following elements:

•	Allocate capital to Class A properties located in collaborative life science and technology campuses in AAA urban innovation clusters;

•	Continue to improve our credit profile;

•
Maintain access to diverse sources of capital, which include cash flows from operating activities after dividends, incremental debt supported by our growth in EBITDA, asset sales, joint venture capital, and other capital such as sales of equity;

•	Maintain commitment to long-term capital to fund growth;

•	Prudently ladder debt maturities;

•	Reduce short-term variable-rate debt

•	Prudently manage equity investments to support corporate-level investment strategies;

•	Maintain significant balance sheet liquidity; and

•	Maintain a stable and flexible balance sheet.

Given the anticipated delivery of significant incremental EBITDA from our development and redevelopment of new Class A properties, we expect to be able to debt fund a significant portion of construction on a leverage-neutral basis. We expect to continue to maintain access to a diverse source of debt, including unsecured senior notes payable, as well as secured construction loans for our development and redevelopment projects from time to time. We expect to continue to maintain a significant proportion of our net operating income unencumbered to allow for future flexibility for accessing both unsecured and secured debt markets, although we expect traditional secured mortgage notes payable will remain a small component of our capital structure. In addition to debt funding on a leverage-neutral basis, we intend to supplement our remaining capital needs with net cash flows from operating activities, after dividends and proceeds from asset sales, partial interests sales, and other equity capital.

Improved cost of capital

As part of our capital strategy to continue strengthening our credit profile, we expect to complete and place into service development and redevelopment projects currently under construction, which we expect will deliver significant incremental EBITDA. As our EBITDA grows in 2018 and beyond, this growth in EBITDA should allow us to obtain debt funding on a leverage-neutral basis and provide significant capital to fund our development and redevelopment projects. Additionally, the resulting improvement in our balance sheet leverage ratio should allow us to access diverse sources of capital, strengthen our credit profile, and reduce our cost of capital. In addition, we expect to continue to maintain a significant proportion of unencumbered net operating income. For the year ended December 31, 2017, our unencumbered net operating income as a percentage of total net operating income was 82%.

Investments

We hold investments in certain publicly traded companies, privately held entities, and limited partnerships primarily involved in the life science and technology industries.
As of December 31, 2017, our investments aggregated $523.3 million, or approximately 4.3% of our total assets. The charts and table below present selected investment statistics as of December 31, 2017:

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

`

Investments (in millions)		260
Public investments:
Cost basis	$60	Holdings
Net unrealized gains	49	$1.8M
Private investments	414
	$523
		Average Investment Amount

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K. We believe this tabular presentation promotes a better understanding of corporate-level decisions and activities that significantly impact comparison of our operating results from period to period. We also believe this tabular presentation will supplement an understanding of our disclosures and real estate operating results. Gain or loss on sales of real estate and impairments for held for sale assets are related to corporate-level decisions to dispose of real estate. Gain or loss on early extinguishment of debt and preferred stock redemption charge are related to corporate level financing decisions focused on our capital structure strategy. Significant gain or loss on sale of non-real estate investments is not related to the operating performance of our real estate as they result from strategic, corporate-level non-real estate investment decisions and market conditions. Impairment of non-real estate investments is not related to the operating performance of our real estate as they represent the write-down of a non-real estate investment when its fair value declines below carrying value due to changes in general market or other conditions. Significant items, whether a gain or loss, included in the tabular disclosure, for current periods are described in further detail within this Item 7 of this annual report on Form 10-K. Items included in net income (loss) attributable to Alexandria’s common stockholders (amounts are shown after deducting any amounts attributable to noncontrolling interests) are as follows:

	Year Ended December 31,
	2017	2016	2017	2016
(In millions, except per share amounts)	Amount		Per Share – Diluted
Gain on sales of:
Real estate(1)	$14.5	$3.8	$0.15	$0.05
Non-real estate investments	—	4.4	—	0.06

Impairment of:
Rental properties(2)	(0.2)	(98.2)	—	(1.29)
Land parcels(2)	—	(110.4)	—	(1.45)
Non-real estate investments(3)	(8.3)	(3.1)	(0.09)	(0.04)
Loss on early extinguishment of debt	(3.5)	(3.2)	(0.03)	(0.04)
Preferred stock redemption charge(4)	(11.3)	(61.3)	(0.12)	(0.81)
	$(8.8)	$(268.0)	$(0.09)	$(3.52)
Weighted-average shares of common stock outstanding – diluted	92.1	76.1

(1)
In 2017, we completed the sale of a 49% condominium interest at our 360 Longwood Ave unconsolidated real estate joint venture. We recognized our share of the gain aggregating $14.1 million in our equity in earnings of unconsolidated real estate joint ventures in our consolidated statements of operations during the year ended December 31, 2017.

(2)
Refer to Note 3 – “Investments in Real Estate” under the “Sales of Real Estate Assets and Impairment Charges” section to our consolidated financial statements under Item 15 of this annual report on Form 10-K for more information.

(3)
Non-real estate investments impairment of approximately $8.3 million relate primarily to three investments for the year ended December 31, 2017, and $3.1 million relate to one investment for the year ended December 31, 2016.

(4)
The preferred stock redemption charge for the year ended December 31, 2017 relates to our repurchase of 501,115 outstanding shares of our Series D Convertible Preferred Stock and the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock. The preferred stock redemption charge for the year ended December 31, 2016 relates to our repurchase of 6.0 million outstanding shares of our Series D Convertible Preferred Stock.

2016 per share amounts above may not agree to funds from operations per share amounts due to the different weighted-average shares used in each period and the impact of per share amounts allocable to unvested restricted stock awards. Refer to the “Non-GAAP Measures” section within this Item 7 for additional information.

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties”. For more information on the determination of our Same Properties portfolio, refer to “Same Property Comparisons” in the “Non-GAAP Measures and Definitions” section within this Item 7 of this annual report on Form 10-K. The following table presents information regarding our Same Properties as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Percentage change in net operating income over comparable period from prior year	3.1%	4.7%
Percentage change in net operating income (cash basis) over comparable period from prior year	6.8%	6.0%
Operating margin	70%	70%
Number of Same Properties	166	159
RSF	14,414,434	13,521,141
Occupancy – current-period average	96.0%	97.1%
Occupancy – same-period prior-year average	97.2%	96.3%

The following table reconciles the number of Same Properties to total properties for the year ended December 31, 2017:

Development – under construction	Properties
213 East Grand Avenue	1
100 Binney Street	1
399 Binney Street	1
279 East Grand Avenue	1
Menlo Gateway (unconsolidated real estate joint venture)	3
7
Development – placed into service after January 1, 2016	Properties
50 and 60 Binney Street	2
430 East 29th Street	1
5200 Illumina Way, Building 6	1
4796 Executive Drive	1
360 Longwood Avenue (unconsolidated real estate joint venture)	1
1455 and 1515 Third Street	2
505 Brannan Street	1
510 Townsend Street	1
ARE Spectrum	3
400 Dexter Avenue North	1
14

Redevelopment – under construction	Properties
9625 Towne Centre Drive	1
5 Laboratory Drive	1
9900 Medical Center Drive	1
266 and 275 Second Avenue	2
5
Redevelopment – placed into service after January 1, 2016	Properties
10151 Barnes Canyon Road	1
11 Hurley Street	1
10290 Campus Point Drive	1
3
Acquisitions after January 1, 2016	Properties
Torrey Ridge Science Center	3
Alexandria Center® at One Kendall Square	9
88 Bluxome Street	1
960 Industrial Road	1
1450 Page Mill Road	1
201 Haskins Way	1
701 Gateway Boulevard	1
4110 Campus Point Court	1
18

Total properties excluded from Same Properties	47
Same Properties	166
Total properties in North America as of December 31, 2017	213

Comparison of results for the year ended December 31, 2017, to the year ended December 31, 2016

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2017, compared to the year ended December 31, 2016. For a reconciliation of net operating income from income from continuing operations, the most directly comparable financial measure presented in accordance with GAAP, refer to the “Non-GAAP Measures” within this Item 7 of this annual report on Form 10-K.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	$ Change	% Change
Same Properties	$613,866	$596,898	$16,968	2.8%
Non-Same Properties	249,315	76,922	172,393	224.1
Total rental	863,181	673,820	189,361	28.1

Same Properties	209,273	202,565	6,708	3.3
Non-Same Properties	49,871	21,090	28,781	136.5
Total tenant recoveries	259,144	223,655	35,489	15.9

Same Properties	447	117	330	282.1
Non-Same Properties	5,325	24,114	(18,789)	(77.9)
Total other income	5,772	24,231	(18,459)	(76.2)

Same Properties	823,586	799,580	24,006	3.0
Non-Same Properties	304,511	122,126	182,385	149.3
Total revenues	1,128,097	921,706	206,391	22.4

Same Properties	244,819	237,960	6,859	2.9
Non-Same Properties	80,790	40,448	40,342	99.7
Total rental operations	325,609	278,408	47,201	17.0

Same Properties	578,767	561,620	17,147	3.1
Non-Same Properties	223,721	81,678	142,043	173.9
Net operating income	$802,488	$643,298	$159,190	24.7%

Net operating income – Same Properties	$578,767	$561,620	$17,147	3.1%
Straight-line rent revenue and amortization of acquired below-market leases	(19,176)	(37,424)	18,248	(48.8)
Net operating income – Same Properties (cash basis)	$559,591	$524,196	$35,395	6.8%

Rental revenues
Total rental revenues for the year ended December 31, 2017, increased by $189.4 million, or 28.1%, to $863.2 million, compared to $673.8 million for the year ended December 31, 2016. The increase was primarily due to an increase in rental revenues from our Non-Same Properties totaling $172.4 million related to 3,425,807 RSF of development and redevelopment projects placed into service subsequent to January 1, 2016, and 18 operating properties totaling 1,683,605 RSF acquired subsequent to January 1, 2016.

Rental revenues from our Same Properties for the year ended December 31, 2017, increased by $17.0 million, or 2.8%, to $613.9 million, compared to $596.9 million for the year ended December 31, 2016. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2016. Refer to “Leasing” within the “Operating Summary” section of Item 2 of this annual report Form 10-K for additional information on our leasing activity. The increase was slightly offset by a decrease in rental revenue as a result of a decrease in Same Properties’ occupancy to 96.0% for the year ended December 31, 2017, from 97.2% for the year ended December 31, 2016. Refer to “Same Properties” in the section above within this Item 7 of this annual report on Form 10-K for additional information on the change in our Same Properties’ occupancy rates.

Tenant recoveries
Tenant recoveries for the year ended December 31, 2017, increased by $35.5 million, or 15.9%, to $259.1 million, compared to $223.7 million for the year ended December 31, 2016. This increase is relatively consistent with the increase in our rental operating expenses of $47.2 million, or 17.0%, as discussed under “Rental Operating Expenses” below. Same Properties’ tenant recoveries increased by $6.7 million, or 3.3%, primarily due to the increase in recoverable operating expenses for the year ended December 31, 2017, as discussed below. As of December 31, 2017, 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income
Other income for the years ended December 31, 2017 and 2016, consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	Change
Management fee income	$2,186	$418	$1,768
Interest and other income	2,257	6,680	(4,423)
Investment income	1,329	17,133	(15,804)
Total other income	$5,772	$24,231	$(18,459)

Refer to Note 6 – “Investments” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for more information on investment income.

Rental operating expenses
Total rental operating expenses for the year ended December 31, 2017, increased by $47.2 million, or 17.0%, to $325.6 million, compared to $278.4 million for the year ended December 31, 2016. Approximately $40.3 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to development and redevelopment projects placed into service subsequent to January 1, 2016, and 18 operating properties acquired subsequent to January 1, 2016.

Same Properties’ rental operating expenses increased by $6.9 million, or 2.9%, to $244.8 million during the year ended December 31, 2017, compared to the $238.0 million for the year ended December 31, 2016, primarily due to higher repair and maintenance expenses as well as higher utility expenses and snow removal services resulting from a comparably colder winter. The increase in Same Properties’ rental operating expense was partially offset by property tax refunds during the year ended December 31, 2017.

General and administrative expenses
General and administrative expenses for the year ended December 31, 2017, increased by $11.1 million, or 17.4%, to $75.0 million, compared to $63.9 million for the year ended December 31, 2016. General and administrative expenses increased primarily due to the continued growth in the depth and breadth of our operations in multiple markets, including a 28.1% increase in total rental revenue to $863.2 million for the year ended December 31, 2017, compared to $673.8 million for the same period in 2016, and a 5.1 million RSF, or 20.7%, increase in our North America asset base subsequent to January1, 2017. Accordingly, total assets as of December 31, 2017 increased by 1.7 billion, or 16.9%, to $12.1 billion from $10.4 billion as of December 31, 2016. As a percentage of total assets, our general and administrative expenses for the years ended December 31, 2017 and 2016, remained consistent at 0.6% for both periods.

Interest expense
Interest expense for the years ended December 31, 2017 and 2016, consisted of the following (dollars in thousands):

	Year Ended December 31,
Component	2017	2016	Change
Interest incurred	$186,867	$159,403	$27,464
Capitalized interest	(58,222)	(52,450)	(5,772)
Interest expense	$128,645	$106,953	$21,692

Average debt balance outstanding(1)	$4,740,081	$4,256,306	$483,775
Weighted-average annual interest rate(2)	3.9%	3.7%	0.2%

(1)	Represents the average total debt balance outstanding during the years ended December 31, 2017 and 2016.

(2)	Represents total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the year ended December 31, 2017, compared to the year ended December 31, 2016, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$425 million unsecured senior note payable	4.08%	March 2017	$13,940
Secured construction loans	Various	Various	8,355
$350 million unsecured senior note payable	4.14%	June 2016	6,160
$600 million unsecured senior note payable	3.56%	November 2017	2,375
Assumption of $203 million secured note payable	3.41%	November 2016	6,255
Higher average balance and interest rate on unhedged secured construction loans			3,305
Total increases			40,390
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable(2)	Various	Various	(5,710)
Unsecured senior bank term loan	Various	Various	(3,500)
Lower average notional amounts of interest rate hedge agreements in effect			(3,325)
Amortization of deferred financing fees			(215)
Other decrease in interest			(176)
Total decreases			(12,926)
Change in interest incurred			27,464
Increase in capitalized interest(3)			(5,772)
Total change in interest expense			$21,692

(1)	Represents the interest rate as of the end of the applicable period, plus the impact of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

(2)	Decrease is primarily due to the repayment of four secured notes payable aggregating $270.6 million during 2016.

(3)
Increase in capitalized interest is primarily due to an increase in our highly leased development and redevelopment projects undergoing construction in our value-creation pipeline during the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase was also partially due to the increase in the weighted-average interest rate used for capitalization of interest to 3.9% in effect during the year ended December 31, 2017, from 3.7% in effect during the year ended December 31, 2016, as a result of the increase in rates applicable to borrowings outstanding during each respective period.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2017, increased by $103.4 million, or 33.0%, to $416.8 million, compared to $313.4 million for the year ended December 31, 2016. The increase is primarily due to additional depreciation from development and redevelopment projects placed into service subsequent to January 1, 2016, and 18 operating properties acquired subsequent to January 1, 2016.

Sale of real estate assets, impairment charges, and gain on sales of real estate

Impairment of real estate recognized during the year ended December 31, 2017, of $203 thousand related to our 20,580 RSF property located in a non-cluster market that was classified as held for sale as of June 30, 2017, and was sold in July 2017 at no gain or loss.

Impairment of real estate recognized during the year ended December 31, 2016, of $209.3 million primarily related to our decision to monetize our real estate investments in Asia. Refer to “Sale of Real Estate Assets and Impairment Charges” in Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for more information.

In January 2017, we completed the sale of a vacant property at 6146 Nancy Ridge Drive located in our Sorrento Mesa submarket of San Diego for a sales price of $3.0 million and recognized a gain of $270 thousand. In May 2017, we recognized a gain of $111 thousand upon the sale of a partial interest in our land parcels at 1401/1413 Research Boulevard, located in the Rockville submarket of Maryland.

In July 2017, we recognized a gain of $14.1 million upon the completion of the sale of a condominium interest in our unconsolidated real estate joint venture property at 360 Longwood Avenue in our Longwood Medical Area submarket. This gain is reflected in our equity in earnings of unconsolidated real estate joint ventures in our consolidated statements of operations. Refer to Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for more information.

Loss on early extinguishment of debt

During the year ended December 31, 2017, we repaid $200 million of our 2019 Unsecured Senior Bank Term Loan to reduce the total outstanding balance from $400 million to $200 million and recognized a loss of $670 thousand related to the write-off of unamortized loan fees. In addition, we repaid two secured construction loans aggregating $389.8 million and recognized a loss on early extinguishment of debt related to the write-off of unamortized loan fees of $2.8 million.

During the year ended December 31, 2016, we recognized a loss on early extinguishment of debt related to the write-off of a portion of unamortized loan fees aggregating $2.4 million, upon the amendment of our unsecured senior line of credit in July 2016. Additionally, during the year ended December 31, 2016, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan to reduce the total outstanding balance from $600 million to $400 million, and recognized a loss on early extinguishment of debt of $869 thousand related to the write-off of unamortized loan fees.

Preferred stock redemption charge

During the years ended December 31, 2017 and 2016, we repurchased, in privately negotiated transactions, 501,115 and 6.0 million outstanding shares, respectively, of our Series D Convertible Preferred Stock and recognized preferred stock redemption charges of $5.8 million and $61.3 million, respectively.

On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock and recognized a preferred stock redemption charge of $5.5 million. Refer to Note 15 – “Stockholders’ Equity” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for more information. As of December 31, 2017, there are no remaining shares outstanding of our Series E Redeemable Preferred Stock.

Comparison of results for the year ended December 31, 2016, to the year ended December 31, 2015

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2016, compared to the year ended December 31, 2015. For a reconciliation of net operating income from income from continuing operations, the most directly comparable financial measure presented in accordance with GAAP, refer to “Non-GAAP Measures” within this Item 7 of this annual report on Form 10-K.

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

Rental revenues

Total rental revenues for the year ended December 31, 2016, increased by $65.0 million, or 10.7%, to $673.8 million, compared to $608.8 million for the year ended December 31, 2015. The increase was primarily due to rental revenues from our Non-Same Properties totaling $45.8 million primarily due to placing into service, subsequent to January 1, 2015, highly leased development and redevelopment projects aggregating 3,174,458 RSF and 13 operating properties acquired subsequent to January 1, 2015.

Rental revenues from our Same Properties for the year ended December 31, 2016, increased by $19.2 million, or 3.7%, to $541.2 million, compared to $522.0 million for the year ended December 31, 2015. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2015, as well as an increase in Same Properties’ occupancy to 97.1% for the year ended December 31, 2016, from 96.3% for the year ended December 31, 2015.

Tenant recoveries

Tenant recoveries for the year ended December 31, 2016, increased by $14.6 million, or 7.0%, to $223.7 million, compared to $209.1 million for the year ended December 31, 2015. The increase is relatively consistent with the increase in our rental operating expenses of $17.2 million, or 6.6%, as discussed under “Rental Operating Expenses” below. Same Properties’ tenant recoveries increased by $5.4 million, or 2.9%, primarily due to the increase in Same Properties’ occupancy, as discussed above.

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

Same Properties rental operating expenses increased during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to higher utility and repairs and maintenance expenses as a result of an increase in Same Properties’ occupancy from 96.3% for the year ended December 31, 2015, to 97.1% for the year ended December 31, 2016.

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

Interest expense

Interest expense for the years ended December 31, 2016 and 2015, consisted of the following (dollars in thousands):

	Year Ended December 31,
Component	2016	2015	Change
Interest incurred	$159,403	$142,353	$17,050
Capitalized interest	(52,450)	(36,540)	(15,910)
Interest expense	$106,953	$105,813	$1,140

Average debt balance outstanding(1)	$4,256,306	$4,078,381	$177,925
Weighted-average annual interest rate(2)	3.7%	3.5%	0.2%

(1)	Represents the average total debt balance outstanding during the years ended December 31, 2016 and 2015.

(2)	Represents total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the year ended December 31, 2016, compared to the year ended December 31, 2015, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$300 million unsecured senior note payable	4.46%	November 2015	$11,410
$350 million unsecured senior note payable	4.11%	June 2016	7,780
Secured construction loans	Various	Various	5,860
Assumption of $203 million secured note payable	3.38%	November 2016	1,120
Fluctuations in interest rate:
Interest rate hedge agreements			2,550
Variable-rate senior bank term loans			1,050
Amortization of deferred financing fees			870
Total increases			30,640
Decreases in interest incurred due to:
Repayments of debt:(2)
Secured notes payable repaid in 2016	Various	Various	(8,210)
Secured notes payable repaid in 2015	Various	Various	(3,360)
Lower average balance on unsecured line of credit			(1,820)
Other decrease in interest			(200)
Total decreases			(13,590)
Change in interest incurred			17,050
Increase in capitalized interest(3)			(15,910)
Total change in interest expense			$1,140

(1)	Represents the interest rate as of the end of the applicable period, plus the impact of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

(2)	Refer to Note 9 – “Secured and Unsecured Senior Debt” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for information on debt repayments.

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

Sales of real estate assets and impairment charges

Impairment of real estate recognized during the year ended December 31, 2016, of $209.3 million primarily related to our decision to monetize our real estate investments in Asia. Refer to “Sales of Real Estate Assets and Impairment Charges” in Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for more information.

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

Projected results

Based on our current view of existing market conditions and certain current assumptions, we present guidance for EPS attributable to Alexandria’s common stockholders – diluted and funds from operations per share attributable to Alexandria’s common stockholders – diluted, each for the year ending December 31, 2018, as set forth in the table below. The table below provides a reconciliation of funds from operations per share attributable to Alexandria’s common stockholders – diluted, a non-GAAP measure, to EPS, the most directly comparable GAAP measure, and other key assumptions and key credit metrics included in our guidance for the year ending December 31, 2018.

Net Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
Earnings per share	$2.04 to $2.24	(1)
Depreciation and amortization	4.45
Allocation of unvested restricted stock awards	(0.04)
Funds from operations per share	$6.45 to $6.65	(1)

Key Assumptions(2) (Dollars in millions)	2018 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2018	96.9%	97.5%

Lease renewals and re-leasing of space:
Rental rate increases	13.0%	16.0%
Rental rate increases (cash basis)	7.5%	10.5%

Same Properties performance:
Net operating income increase	2.5%	4.5%
Net operating income increase (cash basis)	9.0%	11.0%

Straight-line rent revenue	$92	$102	(3)
General and administrative expenses	$85	$90
Capitalization of interest	$55	$65
Interest expense	$155	$165

(1)
Excludes the impact of changes in fair value for equity investments pursuant to new accounting standard effective January 1, 2018. Refer to “Financial Instruments” under the “Recent Accounting Pronouncements” section in Note 2 – “Summary of Significant Accounting Policies” to these consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

(2)
The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs, because these project costs will no longer qualify for capitalization and will, therefore, be expensed as incurred. Our projection assumptions for Same Properties’ net operating income growth, rental rate growth, straight-line rent revenue, general and administrative expenses, capitalization of interest, and interest expense, are included in the tables above and are subject to a number of variables and uncertainties, including those discussed in Item 1A and within this Item 7 of this annual report on Form 10-K. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

(3)
Approximately 50% of straight-line rent revenue represents initial free rent on recently delivered and expected 2018 deliveries of new Class A properties from our development and redevelopment pipeline.

Key Credit Metrics	2018 Guidance
Net debt to Adjusted EBITDA – fourth quarter of 2018, annualized	Less than 5.5x
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2018, annualized	Less than 5.5x
Fixed-charge coverage ratio – fourth quarter of 2018, annualized	Greater than 4.0x
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2018	8% to 12%

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling Interest Share(1)
225 Binney Street/Greater Boston/Cambridge	70.0%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	40.0%
1500 Owens Street/San Francisco/Mission Bay/SoMa	49.9%
10290 and 10300 Campus Point Drive and 4110 Campus Point Court/San Diego/University Town Center	45.0%
9625 Towne Centre Drive/San Diego/University Town Center	49.9%	(2)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Share
360 Longwood Avenue/Greater Boston/Longwood Medical Area	27.5%
Menlo Gateway/San Francisco/Greater Stanford	49.0%	(3)
1401/1413 Research Boulevard/Maryland/Rockville	65.0%

(1)	In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in three other properties in North America.

(2)	Refer to the “Dispositions” section under “Investments in Real Estate” within this Item 2 for additional information on our partial interest sale at 9625 Towne Centre Drive.

(3)	Refer to the “Acquisitions” section under “Investments in Real Estate” within this Item 2 for additional information on our acquisition at Menlo Gateway.

As of December 31, 2017, our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms (amounts represent 100% of the loan amounts at the joint venture level, dollars in thousands):

Unconsolidated Joint Venture	Initial Maturity Date	Extension Option Maturity Date(1)	Interest Rate(2)	Debt Balance(3)	Remaining Commitments
360 Longwood Avenue	9/1/22	9/1/24	3.54%	$94,040	$17,000	(4)
1401/1413 Research Boulevard	5/17/20	7/1/20	4.42%	5,972	18,488
Menlo Gateway, Phase I	3/1/19	3/3/20	4.66%	111,015	38,926
				$211,027	$74,414

(1)	Reflects extension options that exist, which may be subject to certain conditions.

(2)	Represents interest rate, including interest expense and amortization of loan fees and discount/premium.

(3)	Represents outstanding principal, net of unamortized deferred financing costs and discount/premium.

(4)	The remaining loan commitment balance excludes an earn-out advance provision that allows for incremental borrowings up to $48.0 million, subject to certain conditions.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures(1)		Our Share of Unconsolidated Real Estate Joint Ventures
	December 31, 2017		December 31, 2017
	Three Months Ended	Year Ended	Three Months Ended	Year Ended
Total revenues	$13,790	$54,812	$1,471	$7,320
Rental operations	(4,080)	(15,852)	(405)	(2,599)
	9,710	38,960	1,066	4,721
General and administrative	(19)	(145)	(26)	(66)
Interest	—	—	(232)	(1,784)
Depreciation and amortization	(3,777)	(14,762)	(432)	(1,551)
Gain on sale of real estate	—	—	—	14,106
	$5,914	$24,053	$376	$15,426

	December 31, 2017
	Noncontrolling Interest Share of Consolidated Real Estate JVs	Our Share of Unconsolidated Real Estate JVs
Investments in real estate	$507,207	$149,466
Cash and cash equivalents	19,047	6,440
Restricted cash	—	1,420
Other assets	31,966	11,529
Secured notes payable	—	(53,482)
Other liabilities	(24,717)	(4,755)
Redeemable noncontrolling interests	(11,509)	—
	$521,994	$110,618

For the years ended December 31, 2017 and 2016, we distributed $22.4 million and $18.0 million, respectively, to our consolidated real estate joint venture partners. The increase is primarily related to the distributions to real estate joint ventures formed with TIAA in during 2016. Refer to “Consolidated Statements of Cash Flows” and Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for additional information.

Liquidity

Net Debt to Adjusted EBITDA(1)	Net Debt and Preferred Stock to Adjusted EBITDA(1)

6.1x
5.5x
<5.5x
12/31/16
12/31/17
12/31/18 and Thereafter

6.4x
5.6x
<5.5x
12/31/16
12/31/17
12/31/18 and Thereafter

Fixed-Charge Coverage Ratio(1)	Liquidity(2)

3.8x
4.2x
>4.0x
12/31/16
12/31/17
12/31/18 and Thereafter

	$2.0B

	(In millions)
	Availability under our $1.65 billion unsecured senior line of credit	$1,600
	Remaining construction loan commitment	25
	Available-for-sale equity securities, at fair value	109
	Cash, cash equivalents, and restricted cash	277
		$2,011

(1)	Quarter annualized.

(2)	As of December 31, 2017.

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

•	Improve credit profile and long-term cost of capital;

•
Maintain diverse sources of capital, including sources from net cash provided by operating activities, unsecured debt, secured debt, selective asset sales, partial interests sales, preferred stock, and common stock;

•	Maintain commitment to long-term capital to fund growth;

•	Maintain prudent laddering of debt maturities;

•	Maintain solid credit metrics;

•	Maintain significant balance sheet liquidity;

•	Mitigate unhedged variable-rate debt exposure through the reduction of short-term and medium-term variable-rate bank debt;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund preferred stock and common stock dividends and distributions to noncontrolling interests from net cash provided by operating activities;

•	Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate; and

•	Maintain high levels of pre-leasing and percentage leased in value-creation projects.

The following table presents the availability under our $1.65 billion unsecured senior line of credit, secured construction loan, available-for-sale equity securities, and cash, cash equivalents, and restricted cash as of December 31, 2017 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
$1.65 billion unsecured senior line of credit	L+1.00%	$1,650,000	$50,000	$1,600,000
50 and 60 Binney Street/Greater Boston secured construction loan	L+1.50%	350,000	325,319	24,681
		$2,000,000	$375,319	1,624,681
Available-for-sale equity securities, at fair value				109,511
Cash, cash equivalents, and restricted cash				277,186
Total liquidity				$2,011,378

Refer to Note 9 – “Secured and Unsecured Senior Debt” to our consolidated financial statement under Item 15 of this annual report on Form 10-K for a discussion of our secured construction loans.

Cash and cash equivalents

As of December 31, 2017 and 2016, we had $254.4 million and $125.0 million, respectively, of cash and cash equivalents. We expect existing cash and cash equivalents, cash flows from operating activities, proceeds from asset sales, borrowings under our $1.65 billion unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, and certain capital expenditures, including expenditures related to construction activities.

Restricted cash

Restricted cash consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Funds held in trust under the terms of certain secured notes payable	$12,301	$7,387
Funds held in escrow related to construction projects and investing activities	4,546	4,541
Other	5,958	4,406
Total	$22,805	$16,334

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Year Ended December 31,
	2017	2016	Change
Net cash provided by operating activities	$450,325	$392,501	$57,824
Net cash used in investing activities	$(1,738,126)	$(1,496,628)	$(241,498)
Net cash provided by financing activities	$1,415,427	$1,105,521	$309,906

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the year ended December 31, 2017, increased to $450.3 million, compared to $392.5 million for the year ended December 31, 2016. This increase was primarily attributable to (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2016, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2016.

Investing activities

Cash flows used in investing activities for the years ended December 31, 2017 and 2016, consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	Change
Proceeds from sales of real estate	$15,432	$123,081	$(107,649)
Additions to real estate	(893,685)	(821,690)	(71,995)
Purchase of real estate	(675,584)	(737,900)	62,316
Deposits for investing activities	(3,300)	(450)	(2,850)
Additions to investments	(171,881)	(102,284)	(69,597)
Sales of investments	30,483	38,946	(8,463)
Repayment of notes receivable	—	15,198	(15,198)
Acquisition of interest in unconsolidated real estate joint ventures	(60,291)	—	(60,291)
Contributions to unconsolidated real estate joint ventures	(17,876)	(11,529)	(6,347)
Return of capital from unconsolidated real estate joint ventures	38,576	—	38,576
Net cash used in investing activities	$(1,738,126)	$(1,496,628)	$(241,498)

The change in net cash used in investing activities for the year ended December 31, 2017, is primarily due to a higher use of cash for construction of our highly leased pipeline, and real estate acquisitions. Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for further information.

Value-creation opportunities and external growth

For information on our key development and redevelopment projects for the year ended December 31, 2017, refer to “External Growth – Value-Creation Development and Redevelopment of New Class A Properties: 2017 Deliveries” in the “Investments in Real Estate” section under Item 2 of this annual report on Form 10-K.

Financing activities

Cash flows provided by financing activities for the years ended December 31, 2017 and 2016, consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	Change
Borrowings from secured notes payable	$153,405	$291,400	$(137,995)
Repayments of borrowings from secured notes payable	(396,240)	(310,903)	(85,337)
Proceeds from issuance of unsecured senior notes payable	1,023,262	348,604	674,658
Borrowings from unsecured senior line of credit	3,858,000	4,117,000	(259,000)
Repayments of borrowings from unsecured senior line of credit	(3,836,000)	(4,240,000)	404,000
Repayments of borrowings from unsecured senior bank term loan	(200,000)	(200,000)	—
Total changes related to debt	602,427	6,101	596,326

Repurchases of 7.00% Series D cumulative convertible preferred stock	(17,934)	(206,826)	188,892
Redemption of 6.45% Series E cumulative redeemable preferred stock	(130,350)	—	(130,350)
Proceeds from the issuance of common stock	1,275,397	1,432,177	(156,780)
Dividend payments	(321,750)	(262,761)	(58,989)
Contributions from and sales of noncontrolling interests	44,931	221,487	(176,556)
Distributions to and purchases of noncontrolling interests	(22,361)	(69,678)	47,317
Other	(14,933)	(14,979)	46
Net cash provided by financing activities	$1,415,427	$1,105,521	$309,906

Inflation

As of December 31, 2017, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. An increase in inflation, however, could result in an increase in the cost of our variable-rate borrowings, including borrowings related to our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured construction loan.

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2018, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Sources and Uses of Capital (In millions)	2018 Guidance			Key Completed Items
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$140	$180	$160
Incremental debt	470	430	450
Real estate dispositions, partial interest sales, and common equity	1,110	1,310	1,210	$817 (1)
Total sources of capital	$1,720	$1,920	$1,820

Uses of capital:
Construction	$1,050	$1,150	$1,100
Acquisitions	670	770	720	(2)
Total uses of capital	$1,720	$1,920	$1,820

Incremental debt (included above):
Issuance of unsecured senior notes payable	$550	$650	$600
Repayments of secured notes payable	(10)	(15)	(13)
Repayment of unsecured senior term loan	(200)	(200)	(200)
$1.65 billion unsecured senior line of credit/other	130	(5)	63
Incremental debt	$470	$430	$450

(1)
Represents 6.9 million shares of our common stock subject to forward equity sales agreements executed in January 2018, with anticipated aggregate net proceeds of $817.3 million, subject to adjustments as provided in the forward equity sales agreements. The forward equity sales agreements expire no later than April 2019, and we expect to settle these agreements in 2018.

(2)	Refer to the “Acquisitions” section under Item 2 of this annual report on Form 10-K for additional information.

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

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $140.0 million to $180.0 million of net cash flows from operating activities after payment of common stock and preferred stock dividends and distributions to noncontrolling interests. For the year ending December 31, 2018, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed, along with contributions from Same Properties and recently acquired properties, to contribute significant increases in rental revenue, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $96 million, of which $78 million will commence through the fourth quarter of 2018 ($26 million in the first quarter of 2018, $31 million in second quarter of 2018, $10 million in the third quarter of 2018, and $11 million in the fourth quarter of 2018). This is related to development and redevelopment projects recently placed into service that are currently generating rental revenue. Refer to the “Cash Flows” section within this Item 7 of this annual report on Form 10-K for a discussion of net cash provided by operating activities for the year ended December 31, 2017.

Debt

The table below reflects the outstanding balances, maturity dates, applicable margins, and facility fees for each of the following facilities:

(Dollars in thousands)	As of December 31, 2017
Facility	Balance	Maturity Date(1)	Applicable Margin	Facility Fee
$1.65 billion unsecured senior line of credit	$50,000	October 2021	L+1.00%	0.20%
2019 Unsecured Senior Bank Term Loan	199,496	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	348,446	January 2021	L+1.10%	N/A
	$597,942

(1)	Includes any extension options that we control.

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

We use our $1.65 billion unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties. Borrowings under the $1.65 billion unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended $1.65 billion unsecured line of credit agreement plus, in either case, the Applicable Margin. The Eurocurrency Rate specified in the amended $1.65 billion unsecured line of credit agreement is, as applicable, the rate per annum equal to either (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate means, for any day, a fluctuating rate per annum, equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time, by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our $1.65 billion unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

We expect to fund a significant portion of our capital needs in 2018 from the issuance of unsecured senior notes payable and from borrowings under our $1.65 billion unsecured senior line of credit.

In March 2017, we completed an offering of $425.0 million of unsecured senior notes, due in 2028, at an interest rate of 3.95%. Net proceeds of $420.5 million were used initially to reduce outstanding borrowings on our $1.65 billion unsecured senior line of credit.

In November 2017, we completed an offering of $600.0 million of unsecured senior notes, due in 2025, at an interest rate of 3.45%. Net proceeds of $593.5 million were used to repay two secured construction loans and for general corporate purposes, including the reduction of the outstanding balance on our $1.65 billion unsecured senior line of credit.

Refer to “3.95% Unsecured Senior Notes Payable Due in 2028” and “3.45% Unsecured Senior Notes Payable Due in 2025” in Note 9 – “Secured and Unsecured Senior Debt” to our consolidated financial statements under Item 15 of this report for additional information regarding our unsecured senior notes payable.

During the year ended December 31, 2017, we completed a partial repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, reducing the total outstanding balance from $400 million to $200 million, repaid the outstanding borrowings on two secured construction loans aggregating $389.8 million, net of unamortized deferred financing costs, with a weighted-average interest rate of 2.89%, and recognized a loss on early extinguishment of debt of $3.5 million related to the write-off of unamortized loan fees.

Real estate dispositions and common equity

We expect to continue the disciplined execution of select sales of non-strategic land and non-core operating assets. The sale of non-strategic land and non-core operating assets provides an important source of capital to fund a portion of our highly leased value-creation development and redevelopment projects. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2018, we expect real estate dispositions, partial interest sales, and issuances of common equity ranging from $1.1 billion to $1.3 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold. In addition, the amount of common equity issued will be subject to market conditions.

For additional information, refer to “Sales of Real Estate Assets and Impairment Charges” in Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 of this annual report on Form 10-K.

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

In August 2017, we established a new ATM common stock offering program that allows us to sell up to an aggregate of $750.0 million of our common stock. During the year ended December 31, 2017, we sold an aggregate of 2.8 million shares of common stock under this program for gross proceeds of $336.6 million, or $121.37 per share, and received net proceeds of $331.2 million. As of December 31, 2017, the remaining aggregate amount available under our current program for future sales of common stock is $413.4 million.

Forward equity sales agreements

In March 2017, we executed an offering to sell an aggregate 6.9 million shares of our common stock, consisting of an initial issuance of 2.1 million shares and the remaining 4.8 million shares subject to forward equity sales agreements, at a public offering price of $108.55 per share, less underwriters’ discount. Approximately 60% of the proceeds was initially targeted to fund value-creation acquisitions and construction, with approximately 40% targeted to fund balance sheet improvements, including reduction in our projected net debt to Adjusted EBITDA – fourth quarter of 2017, annualized, by 0.2x, and redemption of our Series E Redeemable Preferred Stock. Aggregate net proceeds from the sale, after underwriters’ discount and issuance costs, of $702.4 million consisted of the following:

•	2.1 million shares issued at closing in March 2017 with net proceeds of $217.8 million; and

•	4.8 million shares issued in December 2017 with net proceeds of $484.6 million.

In January 2018, we entered into forward equity sales agreements to sell an aggregate 6.9 million shares of our common stock (including the exercise of underwriters’ option to purchase an additional 900,000 shares), at a public offering price of $123.50 per share. The agreements must be settled no later than April 8, 2019. We expect to settle the forward sales agreements in 2018. We expect to receive net proceeds, after underwriters’ discount and issuance costs, of $817.3 million, which will be further adjusted as provided in the forward equity sales agreements. We intend to use the net proceeds, if any, received upon the settlement of the forward sale agreements to fund acquisitions and the construction of on-going highly leased development projects, with any remaining proceeds being held for general working capital and other corporate purposes, including the reduction of the outstanding balance on our unsecured senior line of credit, if any.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including as necessary to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the year ended December 31, 2017, we received $44.9 million in contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our visible growth pipeline aggregating 1.7 million RSF of new Class A office/laboratory and tech office space, and future value-creation projects supporting an aggregate of 7.6 million SF of ground-up development in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “Development and Redevelopment of New Class A Properties: 2018 - 2020 Deliveries” and “Summary of Capital Expenditures” sections under Item 2 of this annual report on Form 10-K for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2017 and 2016, of $58.2 million and $52.5 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, pre-construction, and construction projects which aggregated $23.4 million and $14.7 million for the years ended December 31, 2017 and 2016, respectively. The increase in capitalized payroll and other indirect project costs for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to new projects with approximately 3.0 million developable SF that commenced pre-construction activities in 2017 and late 2016. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $8.2 million during the year ended December 31, 2017.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related benefits directly related to time spent performing the activities described above and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the years ended December 31, 2017 and 2016, were $68.9 million and $40.1 million, respectively, of which $13.7 million and $12.2 million, respectively, represented capitalized and deferred payroll costs directly related and essential to our leasing activities during each respective period. The increase in direct leasing costs capitalized during the year ended December 31, 2017, compared to the year ended December 31, 2016, was due to the increase in leasing activity in 2017. For the year ended December 31, 2017, we completed 4.6 million RSF of new, renewed, and re-leased space with a weighted-average lease term of 7.9 years, compared to 3.0 million RSF of leasing activity with a weighted-average lease term of 10.7 years during the year ended December 31, 2016, excluding one 75-year ground lease for which we incurred no commission costs.

Acquisitions

Refer to the “Acquisitions” in Note 3 – “Investments in Real Estate” and Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for detailed information on our acquisitions.

7.00% Series D cumulative convertible preferred stock repurchases

During the year ended December 31, 2017, we repurchased, in privately negotiated transactions, 501,115 shares of our Series D Convertible Preferred Stock at an aggregate price of $17.9 million, or $35.79 per share. We recognized a preferred stock redemption charge of $5.8 million during the year ended December 31, 2017, including the write-off of original issuance costs of approximately $391 thousand. During 2018, we may seek to repurchase additional shares of our Series D Convertible Preferred Stock, subject to market conditions. To the extent that we repurchase additional shares of our Series D Convertible Preferred Stock, we expect to fund such amounts with the proceeds from issuances of our common stock, subject to market conditions.

6.45% Series E cumulative redeemable preferred stock redemption

In March 2017, we announced the redemption of our Series E Redeemable Preferred Stock, partially using the proceeds from our offering of common stock. On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share, or an aggregate $130.0 million, plus accrued dividends.

Dividends

During the years ended December 31, 2017 and 2016, we paid the following dividends (in thousands):

	Year Ended December 31,
	2017	2016	Change
Common stock dividends	$312,131	$240,347	$71,784
7.00% Series D cumulative convertible preferred stock dividends	5,426	14,029	(8,603)
6.45% Series E cumulative redeemable preferred stock dividends	4,193	8,385	(4,192)
	$321,750	$262,761	$58,989

The increase in dividends paid on our common stock during the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to an increase in number of common shares outstanding at each record date from December 31, 2015, to September 30, 2017, as a result of common stock issuances under our ATM program, settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $3.38 per common share paid during the year ended December 31, 2017, from $3.17 per common share paid during the year ended December 31, 2016. The decrease in dividends paid on our Series D Convertible Preferred Stock was primarily due to the decrease in number of shares outstanding to 3.0 million shares as of December 31, 2017, from 9.5 million shares as of December 31, 2015, due to the repurchases. The decrease in dividends paid on our Series E Redeemable Preferred Stock was due to the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock on April 14, 2017.

Contractual obligations and commitments

Contractual obligations as of December 31, 2017, consisted of the following (in thousands):

		Payments by Period
	Total	2018	2019-2020	2021-2022	Thereafter
Secured and unsecured debt(1) (2)	$4,779,542	$7,291	$1,044,684	$964,151	$2,763,416
Estimated interest payments on fixed-rate and hedged variable-rate debt(3)	1,122,688	177,315	318,752	259,769	366,852
Estimated interest payments on variable-rate debt(4)	739	739	—	—	—
Ground lease obligations	580,012	12,098	24,333	23,376	520,205
Other obligations	4,214	1,840	2,104	270	—
Total	$6,487,195	$199,283	$1,389,873	$1,247,566	$3,650,473

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts and deferred financing costs reflected on the consolidated balance sheets.

(2)	Payment dates reflect any extension options that we control.

(3)	Amounts are based upon contractual interest rates, including the expense related to our interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on variable-rate debt are based on the interest rates in effect as of December 31, 2017.

Secured notes payable

Secured notes payable as of December 31, 2017, consisted of seven notes secured by 18 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 4.04%. As of December 31, 2017, the total book values of our investment in real estate securing debt were approximately $1.6 billion. As of December 31, 2017, our secured notes payable, including unamortized discounts and deferred financing costs, were composed of approximately $745.7 million and $25.3 million of fixed-rate/hedged variable-rate debt and variable-rate debt, respectively.

Unsecured senior notes payable, unsecured senior bank term loans, and $1.65 billion unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% unsecured senior notes payable (“2.75% Unsecured Senior Notes”), 4.60% unsecured senior notes payable (“4.60% Unsecured Senior Notes”), 3.90% unsecured senior notes payable (“3.90% Unsecured Senior Notes”), 3.45% unsecured senior notes payable (“3.45% Unsecured Senior Note), 4.30% unsecured senior notes payable (“4.30% Unsecured Senior Notes”), 3.95% unsecured senior notes payable due in 2027 (“3.95% Unsecured Senior Notes Due in 2027”), 4.50% unsecured senior notes payable (“4.50% Unsecured Senior Notes”), and 3.95% unsecured senior notes payable due in 2028 (“3.95% Unsecured Senior Notes Due in 2028) as of December 31, 2017, were as follows:

Covenant Ratios(1)	Requirement	Actual
Total Debt to Total Assets	Less than or equal to 60%	35%
Secured Debt to Total Assets	Less than or equal to 40%	6%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	5.9x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	278%

(1)
For definitions of the ratios, refer to the indenture at Exhibits 4.3, 4.12, and 4.17 hereto and the related supplemental indentures at Exhibits 4.4, 4.6, 4.8, 4.10, 4.13, 4.15, 4.18, and 4.20 hereto, which are each listed under Item 15 of this annual report on Form 10-K.

(2)
The calculation of consolidated EBITDA is based on the definitions contained in our loan agreements and is not directly comparable to the computation of EBITDA as described in Exchange Act Release No. 47226.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior bank term loans and our $1.65 billion unsecured senior line of credit as of December 31, 2017, were as follows:

Covenant Ratios(1)	Requirement	Actual
Leverage Ratio	Less than or equal to 60.0%	28.7%
Secured Debt Ratio	Less than or equal to 45.0%	4.6%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.94x
Unsecured Leverage Ratio	Less than or equal to 60.0%	30.8%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	6.91x

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

Estimated interest payments

Estimated interest payments on our fixed-rate and hedged variable-rate debt were calculated based upon contractual interest rates, including estimated interest expense related to interest rate hedge agreements, interest payment dates, and scheduled maturity dates. As of December 31, 2017, approximately 99% of our debt was fixed-rate debt or variable-rate debt subject to interest rate hedge agreements. Refer to our interest rate hedge agreements in “Contractual Obligations and Commitments” and “Interest Rate Hedge Agreements” in the “Sources and Uses of Capital” sections within this Item 7 of this annual report on Form 10-K for additional information. The remaining 1% of our debt as of December 31, 2017, was unhedged variable-rate debt based primarily on LIBOR. Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of December 31, 2017. For additional information regarding our debt, refer to Note 9 – “Secured and Unsecured Senior Debt” to our consolidated financial statements under Item 15 of this annual report on Form 10-K.

Interest rate hedge agreements

We utilize interest rate derivatives to hedge a portion of our exposure to volatility in variable interest rates primarily associated with our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and variable-rate secured construction loans. Our derivative instruments consist of interest rate swaps.

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

We have entered into master derivative agreements with our counterparties. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our respective counterparties to address and minimize certain risks associated with our interest rate hedge agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, these agreements are spread among various counterparties. The largest aggregate notional amount in effect at any single point in time with an individual counterparty in our interest rate hedge agreements existing as of December 31, 2017, was $250 million. If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate hedge agreements.

Ground lease obligations

Ground lease obligations as of December 31, 2017, included leases for 27 of our properties, which accounted for approximately 13% of our total number of properties, and one land development parcel. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $9.2 million as of December 31, 2017, our ground lease obligations have remaining lease terms ranging from approximately 36 to 97 years, including extension options. Refer to Note 14 – “Commitments and Contingencies” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for further information on our ground leases.

Commitments

As of December 31, 2017, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $633.1 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We are also committed to funding approximately $176.6 million for certain non-real estate investments over the next several years.

In November 2017, we entered into an agreement with a real estate developer in the San Francisco Bay Area to own a 49% interest in a real estate joint venture at Menlo Gateway in our Greater Stanford submarket of San Francisco. Our total equity contribution commitment is $269.0 million, of which we have contributed $76.2 million through December 31, 2017.

We have existing office space aggregating 46,356 RSF at 161 First Street/50 Rogers Street in our Alexandria Center® at Kendall Square (“ACKS”) campus that we are required to partially convert to multifamily residential space, pursuant to our entitlements for our ACKS campus. Pursuant to these requirements, we expect to begin construction of the conversion to multifamily residential in 2018.

In addition, we have letters of credit and performance obligations aggregating $39.5 million primarily related to our purchase of the 10% interest in our joint venture with Uber and the Golden State Warriors.

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

Accumulated other comprehensive income

Accumulated other comprehensive income attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Net Unrealized Gain (Loss) on:
	Available-for- Sale Equity Securities	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2016	$19,293	$405	$(14,343)	$5,355

Other comprehensive income before reclassifications	24,360	2,837	7,774	34,971
Amounts reclassified from other comprehensive income	6,118	1,915	1,599	9,632
	30,478	4,752	9,373	44,603
Amounts attributable to noncontrolling interests	—	—	66	66
Net other comprehensive income	30,478	4,752	9,439	44,669

Balance as of December 31, 2017	$49,771	$5,157	$(4,904)	$50,024

Available-for-sale equity securities

Changes in our accumulated other comprehensive income balance relate to the increase in fair value of our investments in certain publicly held entities. We reclassify amounts from accumulated other comprehensive income upon recognition of gains and losses on sales and impairment write-downs of investments in these publicly held entities. For additional information, refer to “Financial Instruments” under the “Recent Accounting Pronouncements” section of Note 2 – “Summary of Significant Accounting Policies,” and Note 6 – “Investments” to our consolidated financial statements under Item 15 of this annual report on Form 10-K.

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

We continually evaluate the policies and estimates we use to prepare our consolidated financial statements. Changes in estimates or policies applied could affect our financial position and specific items in our results of operations that are used by our stockholders, potential investors, industry analysts, and lenders in their evaluation of our performance. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 of this annual report on Form 10-K.

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

If we fail to qualify as a REIT in any taxable year, then we will be required to pay federal and state income taxes on our taxable income at regular corporate rates. If we lose our REIT status, then our net earnings available for investment or distribution to our stockholders will be significantly reduced for each of the years involved and we will no longer be required to make distributions to our stockholders.

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

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the term of the respective ground lease and up to 40 years for buildings and building improvements, an estimated life of up to 20 years for land improvements, the respective lease term for tenant improvements, and the estimated useful life for equipment. The values of acquired above- and below-market leases are amortized over the terms of the related leases and recognized as either an increase (for below-market leases) or a decrease (for above-market leases) to rental revenue. The values of acquired above- and below-market ground leases are amortized over the terms of the related ground leases and recognized as either an increase (for below-market ground leases) or a decrease (for above-market ground leases) to rental operating expense. The values of acquired in-place leases are classified in other assets in our consolidated balance sheets and amortized over the remaining terms of the related leases.

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

Long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Impairment indicators or triggering events for long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles, are assessed by project and include significant fluctuations in estimated rental revenues less rental operating expenses, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration. Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount of the asset to its estimated fair value. If an impairment loss is not required to be recognized, the recognition of depreciation is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the real estate is expected to be held and used. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

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

Equity investments

We hold equity investments in certain publicly traded companies, privately held entities, and limited partnerships primarily involved in the life science and technology industries. All of our equity investments in actively traded public companies are considered available-for-sale and are reflected in our consolidated balance sheets at fair value. Fair value has been determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of other comprehensive income. The classification of each investment is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of each investment sold is determined by the specific identification method, with realized gains or losses classified in other income in our consolidated statements of operations. Investments in privately held entities are generally accounted for under the cost method when our interest in the entity is so minor that we have virtually no influence over the entity’s operating and financial policies. Certain investments in privately held entities require accounting under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Additionally, as a REIT, we generally limit our ownership percentage in the voting stock of each individual entity to less than 10%. As of December 31, 2017 and 2016, the REIT ownership percentage in the voting stock of each individual entity was less than 10%.

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

Recognition of rental revenue and tenant recoveries

Rental revenue from leases is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as income and expected to be received in later years as deferred rent in our consolidated balance sheets. Amounts received currently but recognized as income in future years are classified in accounts payable, accrued expenses, and tenant security deposits in our consolidated balance sheets. We commence recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Tenant receivables consist primarily of amounts due for contractual lease payments and tenant recoveries. These tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible rent and deferred rent receivables arising from the straight-lining of rent. As of December 31, 2017 and 2016, no allowance for uncollectible tenant receivables and deferred rent was deemed necessary.

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

Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Nareit Board of Governors established funds from operations as an improved measurement tool. Since its introduction, funds from operations has become a widely used non-GAAP financial measure among equity REITs. We believe that funds from operations is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that funds from operations, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences recognized because of investment and disposition decisions, financing decisions, capital structures, and capital market transactions. We compute funds from operations in accordance with standards established by the Nareit Board of Governors in its April 2002 White Paper and related implementation guidance (the “Nareit White Paper”). The Nareit White Paper defines funds from operations as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels, and impairment of depreciable real estate (excluding land parcels), plus real estate-related depreciation and amortization, and after adjustments for our share of consolidated and unconsolidated real estate joint ventures. Impairment represent the write-down of assets when fair value over the recoverability period is less than the carrying value due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.

We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White Paper less/plus significant gains/losses on the sale of investments, plus loss on early extinguishment of debt, preferred stock redemption charge, impairments of non-depreciable real estate, and non-real estate investments, and deal costs, and the amount of such items that is allocable to unvested restricted stock awards. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions to our stockholders.

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

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$145,395	$(151,141)	$116,867
Depreciation and amortization	416,783	313,390	261,289
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(14,762)	(9,349)	(372)
Our share of depreciation and amortization from unconsolidated real estate JVs	1,551	2,707	1,734
Gain on sales of real estate – rental properties	(270)	(3,715)	(12,426)
Our share of gain on sales of real estate from unconsolidated real estate JVs	(14,106)	—	—
Gain on sales of real estate – land parcels	(111)	(90)	—
Impairment of real estate – rental properties	203	98,194	23,250
Allocation to unvested restricted stock awards	(2,920)	—	(1,758)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted(1)	531,763	249,996	388,584
Non-real estate investment income	—	(4,361)	(13,109)
Impairments of land parcels and non-real estate investments	8,296	113,539	—
Loss on early extinguishment of debt	3,451	3,230	189
Preferred stock redemption charge	11,279	61,267	—
Allocation to unvested restricted stock awards	(321)	(2,356)	110
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$554,468	$421,315	$375,774

	Year Ended December 31,
(Dollars per share)	2017	2016	2015
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.58	$(1.99)	$1.63
Depreciation and amortization	4.35	4.02	3.64
Gain on sales of real estate – rental properties	—	(0.05)	(0.17)
Our share of gain on sales of real estate from unconsolidated real estate JVs	(0.15)	—	—
Impairment of real estate – rental properties	—	1.29	0.33
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted(1)	5.78	3.27	5.43
Non-real estate investment income	—	(0.06)	(0.18)
Impairments of land parcels and non-real estate investments	0.09	1.47	—
Loss on early extinguishment of debt	0.03	0.04	—
Preferred stock redemption charge	0.12	0.79	—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$6.02	$5.51	$5.25

Weighted-average shares of common stock outstanding for calculating funds from operations per share and funds from operations, as adjusted, per share – diluted	92,063	76,412	71,529

(1)
Calculated in accordance with standards established by the Advisory Board of Governors of the National Association of Real Estate Investment Trusts (the “Nareit Board of Governors”) in its April 2002 White Paper and related implementation guidance.

Adjusted EBITDA and Adjusted EBITDA margins

We use Adjusted EBITDA as a supplemental performance measure of real estate rental operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gain or loss on early extinguishment of debt, gains or losses on sales of real estate, and impairments. We believe Adjusted EBITDA provides investors relevant and useful information because it allows investors to view income from real estate rental operations on an unleveraged basis before the effects of interest, taxes, depreciation and amortization, stock compensation expense, gain or loss on early extinguishment of debt, gain or loss on sales of real estate, and impairment.

By excluding interest expense and gain or loss on early extinguishment of debt, Adjusted EBITDA allows investors to measure our performance independent of our capital structure and indebtedness. We believe that excluding charges related to share-based compensation facilitates a comparison of our operations across periods without the variances caused by the volatility of the expense (which depends on market forces outside our control). We believe that adjusting for the effect of impairment and gain or loss on sales of real estate allows investors to evaluate performance from period to period on a consistent basis without having to account for differences recognized because of investment and disposition decisions. Adjusted EBITDA has limitations as a measure of our performance. Adjusted EBITDA does not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While Adjusted EBITDA is a relevant measure of performance, it does not represent net income or net cash flows from operations calculated and presented in accordance with GAAP, and it should not be considered as an alternative to those indicators in evaluating performance or liquidity.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (dollars in thousands):

	Three Months Ended December 31,			Year Ended December 31,
	2017		2016	2017		2016
Net income (loss)	$45,607		$19,792	$194,204		$(49,799)
Interest expense	36,082		31,223	128,645		106,953
Income taxes	1,398		737	4,803		3,111
Depreciation and amortization	107,714		95,222	416,783		313,390
Stock compensation expense	6,961		6,426	25,610		25,433
Loss on early extinguishment of debt	2,781		—	3,451		3,230
Gain on sales of real estate – rental properties	—		(3,715)	(270)		(3,715)
Our share of gain on sales of real estate from unconsolidated real estate JVs	—		—	(14,106)		—
Gain on sales of real estate – land parcels	—		—	(111)		(90)
Impairment of real estate and non-real estate investments	3,805		16,024	8,499		212,326
Adjusted EBITDA	$204,348		$165,709	$767,508		$610,839

Revenues	$302,596	(1)	$249,162	$1,136,393	(1)	$924,771

Adjusted EBITDA margins	68%		67%	68%		66%

(1)
Excludes impairment charges aggregating $3.8 million and $8.3 million for the three and twelve months ended December 31, 2017, respectively, which relate primarily to three non-real estate investments. We believe excluding impairment of non-real estate investments improves the consistency and comparability of the Adjusted EBITDA margins from period to period.

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental amount, in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of December 31, 2017, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses are classified in “tenant recoveries” in our consolidated statements of operations.

Cash interest

Cash interest is equal to interest expense calculated in accordance with GAAP plus capitalized interest, less amortization of loan fees and debt premiums/discounts. See definition of fixed-charge coverage ratio for a reconciliation of interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest.

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

Fixed-charge coverage ratio

Fixed-charge coverage ratio is a non-GAAP financial measure representing the ratio of Adjusted EBITDA to fixed charges. We believe this ratio is useful to investors as a supplemental measure of our ability to satisfy fixed financing obligations and preferred stock dividends. Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and debt premiums/discounts. The fixed-charge coverage ratio calculation below is not directly comparable to the computation of ratio of earnings to fixed charges as defined in Item 503(d) of Regulation S-K and to the “Computation of Consolidated Ratio of Earnings to Fixed Charges and Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this annual report on Form 10-K.

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges (dollars in thousands):

	Three Months Ended December 31,
	2017	2016
Adjusted EBITDA	$204,348	$165,709

Interest expense	$36,082	$31,223
Capitalized interest	12,897	11,659
Amortization of loan fees	(2,571)	(3,080)
Amortization of debt premiums	639	383
Cash interest	47,047	40,185
Dividends on preferred stock	1,302	3,835
Fixed charges	$48,349	$44,020

Fixed-charge coverage ratio:
– period annualized	4.2x	3.8x
– trailing 12 months	4.1x	3.6x

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in collaborative life science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

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

Initial stabilized yield (unlevered)

Initial stabilized yield is calculated as the quotient of the estimated amounts of net operating income at stabilization and our investment in the property. Our initial stabilized yield excludes the benefit of leverage. Our cash rents related to our value-creation projects are expected to increase over time due to contractual annual rent escalations. Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs.

•	Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term(s) of the lease(s), calculated on a straight-line basis.

•	Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed and our total cash investment in the property.

Investment-grade or large cap tenants

Investment-grade or large cap tenants include tenants that are investment-grade rated or have their most recently reported market capitalization (public or private) greater than $10 billion as of December 31, 2017.

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

The components of balance sheet and operating results information related to joint ventures are limited as an analytical tool, as the overall economic ownership interest does not represent our legal claim to each of our joint ventures’ assets, liabilities, or results of operations. In addition, joint venture financial information may include financial information related to the unconsolidated real estate joint ventures that we do not control. Refer to Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for more information on our unconsolidated real estate joint ventures.

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

Net debt to Adjusted EBITDA and net debt and preferred stock to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage. Net debt is equal to the sum of total consolidated debt less cash and cash equivalents, and restricted cash. Net debt and preferred stock is equal to the sum of net debt, as discussed above, plus preferred stock outstanding as of period end. Refer to “Adjusted EBITDA” within this section of this Item 7 for further information on the calculation of Adjusted EBITDA.

The following table reconciles debt to net debt, and to net debt and preferred stock, and computes the ratio of each to Adjusted EBITDA as of December 31, 2017 and 2016 (dollars in thousands):

	December 31,
	2017		2016
Secured notes payable	$771,061		$1,011,292
Unsecured senior notes payable	3,395,804		2,378,262
Unsecured senior line of credit	50,000		28,000
Unsecured senior bank term loans	547,942		746,471
Unamortized deferred financing costs	29,051		29,917
Cash and cash equivalents	(254,381)		(125,032)
Restricted cash	(22,805)		(16,334)
Net debt	$4,516,672		$4,052,576

Net debt	$4,516,672		$4,052,576
7.00% Series D cumulative convertible preferred stock	74,386		86,914
6.45% Series E cumulative redeemable preferred stock	—		130,000
Net debt and preferred stock	$4,591,058		$4,269,490

Adjusted EBITDA:
– quarter annualized	$817,392		$662,836
– trailing 12 months	$767,508		$610,839

Net debt to Adjusted EBITDA:
– quarter annualized	5.5	x	6.1	x
– trailing 12 months	5.9	x	6.6	x

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.6	x	6.4	x
– trailing 12 months	6.0	x	7.0	x

Net operating income and operating margin

The following table reconciles income (loss) from continuing operations to net operating income for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Income (loss) from continuing operations	$194,093	$(49,889)	$146,157

Equity in (earnings) losses of unconsolidated real estate joint ventures	(15,426)	184	(1,651)
General and administrative expenses	75,009	63,884	59,621
Interest expense	128,645	106,953	105,813
Depreciation and amortization	416,783	313,390	261,289
Impairment of real estate	203	209,261	23,250
Loss on early extinguishment of debt	3,451	3,230	189
Gain on sales of real estate – rental properties	(270)	(3,715)	(12,426)
Total net operating income	$802,488	$643,298	$582,242

Revenues	$1,128,097	$921,706	$843,474

Operating margin	71%	70%	69%

Net operating income is a non-GAAP financial measure calculated as net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings (losses) of unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, gain or loss on early extinguishment of debt, and gain or loss on sales of real estate-rental properties from continuing operations. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for evaluating the operating performance of our real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease revenue adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates the timing differences between the recognition of revenue in accordance with GAAP and the receipt of payments reflected in our consolidated results.

Further, we believe net operating income is useful to investors as a performance measure because, when compared across periods, net operating income reflects trends in occupancy rates, rental rates, and operating costs, which provide a perspective not immediately apparent from income from continuing operations. Net operating income can be used to measure the initial stabilized yields of our properties by calculating the quotient of net operating income generated by a property on a straight-line basis and our investment in the property. Net operating income excludes certain components from income in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort comparability of operating performance at the property level. Impairment of real estate have been excluded in deriving net operating income because we do not consider impairments of real estate to be property-level operating expenses. Impairment of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairment of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and deterioration in market conditions. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as loss on early extinguishment of debt, as these charges often relate to corporate strategy. Property operating expenses that are included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. We believe that in order to facilitate a clear understanding of our operating results, net operating income should be examined in conjunction with income from continuing operations as presented in our consolidated statements of operations. Net operating income should not be considered as an alternative to net income as an indication of our performance, nor as an alternative to cash flows as a measure either of liquidity or our ability to make distributions.

Operating statistics

We present certain operating statistics related to our properties, including number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute the number of properties, RSF, occupancy percentage, leasing activity, and contractual expirations at 100% for all properties in which we have an investment, including properties owned by our consolidated and unconsolidated real estate joint ventures. For operating metrics that include annual rental rate revenue, see our discussion of annual rental revenue herein.

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016
Unencumbered net operating income	$661,473	$543,597
Encumbered net operating income	141,015	99,701
Total net operating income	$802,488	$643,298
Unencumbered net operating income as a percentage of total net operating income	82%	85%

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate hedge agreements are intended to reduce the effects of interest rate fluctuations. The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured construction loans, after considering the effect of our interest rate hedge agreements, secured debt, and unsecured senior notes payable as of December 31, 2017 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(187)
Rate decrease of 1%	$187

Effect on fair value of total consolidated debt and interest rate hedge agreements:
Rate increase of 1%	$(236,463)
Rate decrease of 1%	$254,372

These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in existence on December 31, 2017. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies, limited partnerships, and privately held entities. We currently classify investments in publicly traded companies as available-for-sale and consequently recognize them in the consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income. Investments in limited partnerships and privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. The following table illustrates the effect that a 10% change in the fair value of our equity investments would have on earnings as of December 31, 2017 (in thousands):

Equity price risk:
Fair value increase of 10%	$52,325
Fair value decrease of 10%	$(52,325)

On January 1, 2018, we adopted an ASU that amended the accounting for equity investments (excluding debt securities and equity investments accounted for under the equity method of accounting or that which result in consolidation) and the presentation and disclosure requirements for financial instruments. Refer to Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for further details.

We may have exposure to equity price market risk under the new ASU due to our equity investments in certain publicly traded companies, limited partnerships, and other privately held entities. Our investments in publicly traded companies will be recognized in the consolidated balance sheets at fair value, with unrealized gains or losses reported in earnings for reporting periods subsequent to December 31, 2017. Equity investments without readily determinable fair values that qualify for the NAV practical expedient, such as our equity investments in limited partnerships, will be accounted for based on their NAV, with changes in NAV recognized in earnings for reporting periods subsequent to December 31, 2017. Equity investments without readily determinable fair values in other privately held entities will be accounted for at cost less impairments and adjusted for observable price changes, in accordance with the measurement alternative permitted by this ASU. Impairments will be recognized in earnings in the same period in which they occur. Refer to Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for further details.

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the respective local currencies. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income as a separate component of total equity. Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of December 31, 2017 (in thousands):

Effect of potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$91
Rate decrease of 10%	$(91)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$11,121
Rate decrease of 10%	$(11,121)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the year ended December 31, 2017, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2017, we had performed an evaluation, under the supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and 2016. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO 2013”) of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Alexandria Real Estate Equities, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Alexandria Real Estate Equities, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alexandria Real Estate Equities, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2017, and our report dated January 30, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California
January 30, 2018

ITEM 9B. OTHER INFORMATION

Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, (i) the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated December 18, 2017, which is a part of our Registration Statement on Form S-3 (File No. 333-222136), as amended, and (ii) the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated November 3, 2015, which is a part of our Registration Statement on Form S-3 (File No. 333-207762), as amended. Our updated discussion addresses recently enacted tax law changes.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2018 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2018 Proxy Statement”) under the captions “Board of Directors and Executive Officers,” “Corporate Governance Guidelines and Code of Ethics,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2017:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan Approved by Stockholders — Amended and Restated 1997 Stock Award and Incentive Plan	—	—	3,825,236

The other information required by this Item is incorporated herein by reference from our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Policies and Procedures with Respect to Related-Person Transactions,” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement under the caption “Fees Billed by Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)    Financial Statements and Financial Statement Schedule

The financial statements and financial statement schedule required by this Item are included as a separate section in this annual report on Form 10-K beginning on page F-1.

(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, dated May 10, 2017	Form 8-K	May 12, 2017
3.4*	Amended and Restated Bylaws of the Company (as amended January 5, 2018)	Form 8-K	January 9, 2018
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, dated May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
4.1*	Specimen certificate representing shares of common stock	Form 10-Q	May 5, 2011
4.2*	Specimen certificate representing shares of 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
4.3*	Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K	February 29, 2012
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
		Form 8-K	June 7, 2013
4.7*	Form of 3.90% Senior Note due 2023 (included in Exhibit 4.6 above)	Form 8-K	June 7, 2013
4.8*
Supplemental Indenture No. 3, dated as of July 18, 2014, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee
		Form 8-K	July 18, 2014
4.9*	Form of 2.750% Senior Note due 2020 (included in Exhibit 4.8 above)	Form 8-K	July 18, 2014
4.10*
Supplemental Indenture No. 4, dated as of July 18, 2014, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee
		Form 8-K	July 18, 2014
4.11*	Form of 4.500% Senior Note due 2029 (included in Exhibit 4.10 above)	Form 8-K	July 18, 2014
4.12*	Indenture, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.13*	Supplemental Indenture No. 1, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.14*	Form of 4.30% Senior Note due 2026 (included in Exhibit 4.13 above)	Form 8-K	November 17, 2015
4.15*	Supplemental Indenture No. 2, dated as of June 10, 2016, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	June 10, 2016
4.16*	Form of 3.95% Senior Note due 2027 (included in Exhibit 4.15 above)	Form 8-K	June 10, 2016
4.17*	Indenture, dated as of March 3, 2017, among the Company, as Issuer Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.18*	Supplemental Indenture No.1, dated as of March 3, 2017, among the Company. as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.19*	Form of 3.95% Senior Note due 2028 (included in Exhibit 4.18 above)	Form 8-K	March 3, 2017
4.20*	Supplemental Indenture No. 2, dated as of November 20, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	November 20, 2017
4.21*	Form of 3.45% Senior Note due 2025 (included in Exhibit 4.20 above)	Form 8-K	November 20, 2017
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
			Form 10-Q	November 2, 2016
10.4*	(1)	Amended and Restated 1997 Stock Award and Incentive Plan of the Company, dated May 12, 2016	Form 8-K	May 16, 2016
10.5*	(1)	Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.6*	(1)	Form of Incentive Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.7*	(1)	Form of Nonqualified Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.8*	(1)	Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan		Filed herewith
10.9*	(1)
Form of Employee Restricted Stock Agreement (U.S. Affiliate) for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan

				Filed herewith
10.10*	(1)
Form of Independent Director Restricted Stock Agreement for use in connection with shares of restricted stock issued to directors pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan

				Filed herewith
10.11*	(1)
Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan
				Filed herewith
10.12*	(1)	The Company’s 2000 Deferred Compensation Plan, amended and restated effective as of January 1, 2010	Form 10-K	March 1, 2011
10.13*	(1)	The Company’s 2000 Deferred Compensation Plan for Directors, amended and restated effective as of January 1, 2010	Form 10-K	March 1, 2011
10.14*	(1)	Amended and Restated Executive Employment Agreement, effective as of January 1, 2015, by and between the Company and Joel S. Marcus	Form 8-K	April 7, 2015
10.15*	(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated July 3, 2017, by and between the Company and Joel S. Marcus	Form 8-K	July 3, 2017
10.16*	(1)	Third Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, effective as of January 1, 2016	Form 10-Q	May 4, 2016

Exhibit Number		Exhibit Title	Incorporated by Reference to:	Date Filed
10.17*	(1)	Fourth Amended and Restated Executive Employment Agreement, effective January 1, 2016, between the Company and Stephen A. Richardson	Form 10-Q	May 4, 2016
10.18*	(1)	Amended and Restated Executive Employment Agreement between the Company and Peter M. Moglia, effective January 1, 2016	Form 10-Q	May 4, 2016
10.19*	(1)	Third Amended and Restated Executive Employment Agreement between the Company and Thomas J. Andrews, effective January 1, 2016	Form 10-Q	May 4, 2016
10.20*	(1)	Executive Employment Agreement between the Company and Daniel J. Ryan, effective September 7, 2010	Form 10-K	March 3, 2014
10.21	(1)	Summary of Director Compensation Arrangements		Filed herewith
10.22*	(1)	Anniversary Bonus Plan of the Company	Form 8-K	June 17, 2010
10.23*	(1)	Amended and Restated Consulting Agreement, dated as of September 30, 2011, between the Company and James H. Richardson	Form 10-Q	November 9, 2011
10.24*		Form of Indemnification Agreement between the Company and each of its directors and officers	Form 10-K	March 1, 2011
11.1		Computation of Per Share Earnings (included in Note 12 to the Consolidated Financial Statements).		Filed herewith
12.1		Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends		Filed herewith
14.1*		The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 of Regulation S-K)	Form 10-K	February 24, 2015
21.1		List of Subsidiaries of the Company		Filed herewith
23.1		Consent of Ernst & Young LLP		Filed herewith
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.0		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith
99.1		Federal Income Tax Considerations		Filed herewith
101
The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the years ended December 31, 2017, 2016, and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, (vi) Notes to Consolidated Financial Statements, and (vii) Schedule III - Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation of Alexandria Real Estate Equities, Inc.
				Filed herewith

(*) Incorporated by reference.
(1) Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated:	January 30, 2018	By: /s/ Joel S. Marcus Joel S. Marcus Chief Executive Officer

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

Signature	Title	Date
/s/ Joel S. Marcus Joel S. Marcus	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	January 30, 2018
/s/ Dean A. Shigenaga Dean A. Shigenaga	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 30, 2018
/s/ Steven R. Hash Steven R. Hash	Lead Director	January 30, 2018
/s/ John L. Atkins, III John L. Atkins, III	Director	January 30, 2018
/s/ James P. Cain James P. Cain	Director	January 30, 2018
/s/ Maria C. Freire Maria C. Freire	Director	January 30, 2018
/s/ Richard H. Klein Richard H. Klein	Director	January 30, 2018
/s/ James H. Richardson James H. Richardson	Director	January 30, 2018
/s/ Michael A. Woronoff Michael A. Woronoff	Director	January 30, 2018

S-1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Alexandria Real Estate Equities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the “Company”), as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 30, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Los Angeles, California
January 30, 2018

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Investments in real estate	$10,298,019	$9,077,972
Investments in unconsolidated real estate joint ventures	110,618	50,221
Cash and cash equivalents	254,381	125,032
Restricted cash	22,805	16,334
Tenant receivables	10,262	9,744
Deferred rent	434,731	335,974
Deferred leasing costs	221,430	195,937
Investments	523,254	342,477
Other assets	228,453	201,197
Total assets	$12,103,953	$10,354,888

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$771,061	$1,011,292
Unsecured senior notes payable	3,395,804	2,378,262
Unsecured senior line of credit	50,000	28,000
Unsecured senior bank term loans	547,942	746,471
Accounts payable, accrued expenses, and tenant security deposits	763,832	731,671
Dividends payable	92,145	76,914
Total liabilities	5,620,784	4,972,610

Commitments and contingencies

Redeemable noncontrolling interests	11,509	11,307

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock, $0.01 par value per share, 10,000,000 shares authorized; 2,975,432 and 3,476,547 shares issued and outstanding as of December 31, 2017 and 2016, respectively; $25 liquidation value per share	74,386	86,914
6.45% Series E cumulative redeemable preferred stock, $0.01 par value per share, 5,200,000 shares authorized; 0 and 5,200,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively; $25 liquidation value per share	—	130,000
Common stock, $0.01 par value per share, 200,000,000 and 100,000,000 shares authorized as of December 31, 2017 and 2016, respectively; 99,783,686 and 87,665,880 shares issued and outstanding as of December 31, 2017 and 2016, respectively	998	877
Additional paid-in capital	5,824,258	4,672,650
Accumulated other comprehensive income	50,024	5,355
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	5,949,666	4,895,796
Noncontrolling interests	521,994	475,175
Total equity	6,471,660	5,370,971
Total liabilities, noncontrolling interests, and equity	$12,103,953	$10,354,888

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental	$863,181	$673,820	$608,824
Tenant recoveries	259,144	223,655	209,063
Other income	5,772	24,231	25,587
Total revenues	1,128,097	921,706	843,474

Expenses:
Rental operations	325,609	278,408	261,232
General and administrative	75,009	63,884	59,621
Interest	128,645	106,953	105,813
Depreciation and amortization	416,783	313,390	261,289
Impairment of real estate	203	209,261	23,250
Loss on early extinguishment of debt	3,451	3,230	189
Total expenses	949,700	975,126	711,394

Equity in earnings (losses) of unconsolidated real estate joint ventures	15,426	(184)	1,651
Gain on sales of real estate – rental properties	270	3,715	12,426
Income (loss) from continuing operations	194,093	(49,889)	146,157
Loss from discontinued operations	—	—	(43)
Gain on sales of real estate – land parcels	111	90	—
Net income (loss)	194,204	(49,799)	146,114
Net income attributable to noncontrolling interests	(25,111)	(16,102)	(1,897)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	169,093	(65,901)	144,217
Dividends on preferred stock	(7,666)	(20,223)	(24,986)
Preferred stock redemption charge	(11,279)	(61,267)	—
Net income attributable to unvested restricted stock awards	(4,753)	(3,750)	(2,364)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$145,395	$(151,141)	$116,867

Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic:
Continuing operations	$1.59	$(1.99)	$1.63
Discontinued operations	—	—	—
Net income (loss) per share	$1.59	$(1.99)	$1.63

Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted:
Continuing operations	$1.58	$(1.99)	$1.63
Discontinued operations	—	—	—
Net income (loss) per share	$1.58	$(1.99)	$1.63

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$194,204	$(49,799)	$146,114
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	24,360	(79,833)	77,370
Reclassification adjustment for losses (gains) included in net income (loss)	6,118	(18,473)	(12,138)
Unrealized gains (losses) on available-for-sale equity securities, net	30,478	(98,306)	65,232

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	2,837	(1,150)	(5,516)
Reclassification adjustment for amortization to interest expense included in net income (loss)	1,915	5,273	2,707
Unrealized gains (losses) on interest rate hedge agreements, net	4,752	4,123	(2,809)

Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	7,774	(2,579)	(21,844)
Reclassification adjustment for cumulative foreign currency translation losses included in net income (loss) upon sale or liquidation	1,599	52,926	9,236
Unrealized gains (losses) on foreign currency translation, net	9,373	50,347	(12,608)

Total other comprehensive income (loss)	44,603	(43,836)	49,815
Comprehensive income (loss)	238,807	(93,635)	195,929
Less: comprehensive income attributable to noncontrolling interests	(25,045)	(16,102)	(1,893)
Comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$213,762	$(109,737)	$194,036

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	6.45% Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2014	$237,163	$130,000	71,463,876	$715	$3,461,189	$—	$(628)	$66,804	$3,895,243	$14,315
Net income	—	—	—	—	—	144,217	—	804	145,021	1,093
Total other comprehensive income (loss)	—	—	—	—	—	—	49,819	(4)	49,815	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	964	964	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,190)
Issuances of common stock	—	—	889,856	9	78,454	—	—	—	78,463	—
Issuances pursuant to stock plan	—	—	194,961	1	27,046	—	—	—	27,047	—
Sales of noncontrolling interests	—	—	—	—	141,850	—	—	301,595	443,445	—
Purchases of noncontrolling interests	—	—	—	—	(48,465)	—	—	(65,504)	(113,969)	—
Dividends declared on common stock	—	—	—	—	—	(221,297)	—	—	(221,297)	—
Dividends declared on preferred stock	—	—	—	—	—	(24,986)	—	—	(24,986)	—
Distributions in excess of earnings	—	—	—	—	(102,066)	102,066	—	—	—	—
Balance as of December 31, 2015	$237,163	$130,000	72,548,693	$725	$3,558,008	$—	$49,191	$304,659	$4,279,746	$14,218
Net (loss) income	—	—	—	—	—	(65,901)	—	15,086	(50,815)	1,016
Total other comprehensive loss	—	—	—	—	—	—	(43,836)	—	(43,836)	—
Redemption of redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,206)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(17,241)	(17,241)	(985)
Contributions from and sales of noncontrolling interests	—	—	—	—	44,512	—	—	172,671	217,183	2,264
Issuances of common stock	—	—	14,773,593	148	1,432,029	—	—	—	1,432,177	—
Issuances pursuant to stock plan	—	—	343,594	4	38,365	—	—	—	38,369	—
Repurchase of 7.00% Series D preferred stock	(150,249)	—	—	—	4,690	(61,267)	—	—	(206,826)	—
Dividends declared on common stock	—	—	—	—	—	(257,563)	—	—	(257,563)	—
Dividends declared on preferred stock	—	—	—	—	—	(20,223)	—	—	(20,223)	—
Distributions in excess of earnings	—	—	—	—	(404,954)	404,954	—	—	—	—
Balance as of December 31, 2016	$86,914	$130,000	87,665,880	$877	$4,672,650	$—	$5,355	$475,175	$5,370,971	$11,307

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	6.45% Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2016	$86,914	$130,000	87,665,880	$877	$4,672,650	$—	$5,355	$475,175	$5,370,971	$11,307
Net income	—	—	—	—	—	169,093	—	24,053	193,146	1,058
Total other comprehensive loss	—	—	—	—	—	—	44,669	(66)	44,603	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	(541)	(541)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21,505)	(21,505)	(856)
Contributions from and sales of noncontrolling interests	—	—	—	—	7,747	—	—	44,878	52,625	—
Issuances of common stock	—	—	11,694,101	117	1,275,280	—	—	—	1,275,397	—
Issuances pursuant to stock plan	—	—	423,705	4	42,395	—	—	—	42,399	—
Repurchases of 7.00% Series D preferred stock	(12,528)	—	—	—	391	(5,797)	—	—	(17,934)	—
Redemption of 6.45% Series E preferred stock	—	(130,000)	—	—	5,132	(5,482)	—	—	(130,350)	—
Dividends declared on common stock	—	—	—	—	—	(329,485)	—	—	(329,485)	—
Dividends declared on preferred stock	—	—	—	—	—	(7,666)	—	—	(7,666)	—
Distributions in excess of earnings	—	—	—	—	(179,337)	179,337	—	—	—	—
Balance as of December 31, 2017	$74,386	$—	99,783,686	$998	$5,824,258	$—	$50,024	$521,994	$6,471,660	$11,509

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income (loss)	$194,204	$(49,799)	$146,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	416,783	313,390	261,289
Loss on early extinguishment of debt	3,451	3,230	189
Impairment of real estate	203	209,261	23,250
Gain on sales of real estate – rental properties	(270)	(3,715)	(12,426)
Gain on sales of real estate – land parcels	(111)	(90)	—
Equity in (earnings) losses of unconsolidated real estate joint ventures	(15,426)	184	(1,651)
Distributions of earnings from unconsolidated real estate joint ventures	1,618	406	873
Amortization of loan fees	11,149	11,872	11,003
Amortization of debt (premiums) discounts	(2,512)	(500)	(372)
Amortization of acquired below-market leases	(19,055)	(5,723)	(6,118)
Deferred rent	(107,643)	(51,673)	(47,483)
Stock compensation expense	25,610	25,433	17,512
Investment gains	(12,352)	(28,530)	(35,035)
Investment losses	11,023	11,397	16,093
Changes in operating assets and liabilities:
Restricted cash	(557)	(986)	60
Tenant receivables	(502)	(285)	7
Deferred leasing costs	(62,639)	(35,273)	(65,415)
Other assets	(18,222)	(11,420)	(9,079)
Accounts payable, accrued expenses, and tenant security deposits	25,573	5,322	43,800
Net cash provided by operating activities	450,325	392,501	342,611

Investing Activities
Proceeds from sales of real estate	15,432	123,081	129,799
Additions to real estate	(893,685)	(821,690)	(564,206)
Purchase of real estate	(675,584)	(737,900)	(248,933)
Deposits for investing activities	(3,300)	(450)	(5,501)
Acquisition of interest in unconsolidated real estate joint ventures	(60,291)	—	—
Contributions to unconsolidated real estate joint ventures	(17,876)	(11,529)	(9,027)
Return of capital from unconsolidated real estate joint ventures	38,576	—	—
Additions to investments	(171,881)	(102,284)	(95,945)
Sales of investments	30,483	38,946	67,136
Repayment of notes receivable	—	15,198	4,282
Net cash used in investing activities	$(1,738,126)	$(1,496,628)	$(722,395)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2017	2016	2015
Financing Activities
Borrowings from secured notes payable	$153,405	$291,400	$169,754
Repayments of borrowings from secured notes payable	(396,240)	(310,903)	(89,815)
Proceeds from issuance of unsecured senior notes payable	1,023,262	348,604	298,872
Borrowings from unsecured senior line of credit	3,858,000	4,117,000	2,145,000
Repayments of borrowings from unsecured senior line of credit	(3,836,000)	(4,240,000)	(2,298,000)
Repayments of borrowings from unsecured senior bank term loan	(200,000)	(200,000)	(25,000)
Change in restricted cash related to financing activities	(4,914)	11,746	3,842
Payment of loan fees	(10,019)	(16,681)	(10,584)
Repurchases of 7.00% Series D cumulative convertible preferred stock	(17,934)	(206,826)	—
Redemption of 6.45% Series E cumulative redeemable preferred stock	(130,350)	—	—
Proceeds from the issuance of common stock	1,275,397	1,432,177	78,463
Dividends on common stock	(312,131)	(240,347)	(218,104)
Dividends on preferred stock	(9,619)	(22,414)	(24,986)
Financing costs paid for sales of noncontrolling interests	—	(10,044)	—
Contributions from and sales of noncontrolling interests	44,931	221,487	453,750
Distributions to and purchases of noncontrolling interests	(22,361)	(69,678)	(64,066)
Net cash provided by financing activities	1,415,427	1,105,521	419,126

Effect of foreign exchange rate changes on cash and cash equivalents	1,723	(1,460)	(255)

Net increase (decrease) in cash and cash equivalents	129,349	(66)	39,087
Cash and cash equivalents at beginning of period	125,032	125,098	86,011
Cash and cash equivalents at end of period	$254,381	$125,032	$125,098

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$112,113	$84,907	$93,856

Non-Cash Investing Activities:
Assumption of secured notes payable in connection with purchase of real estate	$—	$(203,000)	$(82,000)
Change in accrued construction	$(11,034)	$76,848	$(10,070)
Payable for purchase of real estate	$—	$(56,800)	$—
Distribution of real estate in connection with purchase of remaining 49% interest in real estate joint venture with Uber Technologies, Inc.	$—	$(25,546)	$—
Contribution of real estate to an unconsolidated real estate joint venture	$6,998	$—	$—
Consolidation of previously unconsolidated real estate joint venture	$—	$87,930	$—
Net investment in direct financing lease	$—	$36,975	$—
Contribution of real estate from noncontrolling interests	$8,597	$—	$—

Non-Cash Financing Activities:
Redemption of redeemable noncontrolling interest	$—	$(5,000)	$—
Contribution from redeemable noncontrolling interest	$—	$2,264	$—
Payable for purchase of noncontrolling interest	$—	$—	$(51,092)
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements

1.	Organization and basis of presentation

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® company, is an urban office REIT uniquely focused on collaborative life science and technology campuses in AAA innovation cluster locations. As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Any references to our market capitalization, number or quality of buildings, quality of location, square footage, number of leases, occupancy percentage, and tenants, and any amounts derived from these values, in the notes to consolidated financial statements are unaudited.

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

If an entity does not meet both criteria above, we apply other accounting literature, such as the cost or equity method of accounting. If an entity does meet both criteria above, we evaluate such entity for consolidation under either the variable interest model if the legal entity meets any of the following characteristics to qualify as a VIE, or under the voting model for all other legal entities that are not VIEs.

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

Voting model

If a legal entity fails to meet any of the three characteristics of a VIE (due to insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that other equity holders do not have substantive participating rights. Refer to Note 4 – “Investments in Unconsolidated Real Estate Joint Ventures” to our consolidated financial statements for further information on one of our unconsolidated real estate joint ventures that qualifies for evaluation under the voting model.

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

2.	Summary of significant accounting policies (continued)

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

Generally, we expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort, or delay. When evaluating acquired service or management contracts, we consider the nature of the services performed, the terms of the contract relative to similar arm’s-length contracts, and the availability of comparable vendors in evaluating whether the acquired contract constitutes a substantive process.

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

Acquisitions of real estate and in-substance real estate that do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain. Additionally, because the accounting model for asset acquisitions is a cost accumulation model, preexisting interests in the acquired assets, if any, are not remeasured to fair value but continue to be accounted for at their historical cost. Direct acquisition costs are capitalized if an asset acquisition is probable. If we determine that an asset acquisition is no longer probable, no new costs are capitalized and all capitalized costs that are not recoverable are written off.

The relative fair values used to allocate the cost of an asset acquisition are determined by the same methodologies and assumptions we utilize to determine fair value in a business combination.

2.	Summary of significant accounting policies (continued)

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

If the disposal of a property represents a strategic shift that has (or will have) a major effect on our operations or financial results, such as (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity, then the operations of the property, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of operations, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and therefore will typically not meet the criteria for classification as a discontinued operation.

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

International operations

In addition to operating properties in the U.S., we have three operating properties in Canada and one operating property in China. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income as a separate component of total equity.

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

The appropriate amounts of foreign exchange rate gains or losses classified in accumulated other comprehensive income are reclassified to net income when realized upon the sale of our investment or upon the complete or substantially complete liquidation of our investment.

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

2.	Summary of significant accounting policies (continued)

entities require accounting under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. Additionally, as a REIT, we generally limit our ownership percentage in the voting stock of each individual entity to less than 10%.

We periodically assess our investments in available-for-sale equity securities and privately held companies accounted for under the cost method for other-than-temporary impairment. We monitor each of our investments throughout the year for new developments, including operating results, results of clinical trials, capital-raising events, and merger and acquisition activities. Individual investments are evaluated for impairment when changes in conditions may indicate an impairment exists. The factors that we consider in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements. If an unrealized loss related to an available-for-sale equity security is determined to be other-than-temporary, such unrealized loss is reclassified from other comprehensive income into current earnings. For a cost method investment, if a decline in the fair value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a charge to current earnings. If there are no identified events or changes in circumstances that might have an adverse effect on our cost method investments, we do not estimate the investment’s fair value. Refer to Note 6 – “Investments” to our consolidated financial statements for further information.

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

Rental revenue from direct financing leases is recognized over the lease term using the effective interest rate method. At lease inception, we record an asset within other assets in our consolidated balance sheets, which represents our net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property less unearned income. Over the lease term, the investment in the direct financing lease is reduced and rental income is recognized as rental revenue in our consolidated statements of operations and produces a constant periodic rate of return on the net investment in the direct financing lease.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

Tenant receivables consist primarily of amounts due for contractual lease payments and tenant recoveries. These tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent. As of December 31, 2017, and 2016, no allowance for uncollectible tenant receivables and deferred rent was deemed necessary.

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

Income taxes

We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its shareholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state, and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the 2012 through 2016 calendar years.

Leasing costs

Costs directly related and essential to our leasing activities are classified in deferred leasing costs in our consolidated balance sheets and amortized on a straight-line basis over the term of the related lease. The amortization is classified in depreciation and amortization expenses. Costs related to unsuccessful leasing opportunities are expensed as incurred and classified in general and administrative expenses, in our consolidated statements of operations.

Loan fees

Fees incurred in obtaining long-term financing are capitalized and classified with the corresponding debt instrument appearing on our consolidated balance sheet. Loan fees related to our unsecured senior line of credit are classified within other assets. Capitalized amounts are amortized over the term of the related loan, and the amortization is classified in interest expense in our consolidated statements of operations.

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

Share-based compensation expense

Our restricted stock awards may be subject to time-based vesting or performance or market-based measures in addition to the time-based measurement period. The grant date fair values of stock awards that are only subject to time-based service conditions are recognized in our consolidated statements of operations on a straight-line basis over the period during which the employee is required to provide services in exchange for the award (the vesting period). We recognize stock-based compensation based on performance-based awards that are ultimately expected to vest. If awards are forfeited, we reverse any previously recognized expense related to such awards in the period during which the forfeiture occurs and reclassify any nonforfeitable dividends previously paid on these awards from retained earnings to compensation expense.

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

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements

Definition of a business

On October 1, 2016, we adopted an ASU issued by the FASB in January 2017, which clarified the definition of a business. Refer to the “Investments in Real Estate and Properties Classified as Held for Sale” section in this Note 2 for additional information.
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

Lease accounting, revenue recognition, and financial instruments

In February 2016, the FASB issued an ASU that sets out new lease accounting standards for both lessees and lessors. In May 2014, the FASB issued an ASU that will require a new model for recognition of revenue arising from contracts with customers, as well as recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. In January 2016, the FASB issued an ASU that amended the accounting for equity investments. These three ASUs will update the current accounting standards for all of our revenues with the exception of revenues subject to other accounting standards as noted in the table below. Our revenues and gains on sales of real estate for the year ended December 31, 2017, and the related effective date for adoption of new ASUs, consisted of the following (in thousands):

	Date of ASU Adoption		Year Ended December 31, 2017
Revenues subject to the new lease ASU:
Rental revenues	1/1/19	$821,209
Tenant recoveries (1)	1/1/19	259,144
			$1,080,353

Revenues subject to the new revenue recognition ASU:
Parking and other revenues	1/1/18		44,309

Revenues not subject to the new lease or revenue recognition ASUs:
Investment income subject to the new financial instruments ASU	1/1/18	$1,329
Interest and other income within the scope of other existing accounting standards	N/A	2,106
			3,435

Total revenues			$1,128,097

Gains on sales of real estate subject to the new revenue recognition ASU	1/1/18		$381

(1)	Certain non-lease components, including tenant recoveries, may be subject to the new revenue recognition ASU upon adoption of the new lease ASU effective January 1, 2019. See further discussion below.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting

Overview related to both lessee and lessor accounting

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

The lease ASU sets new criteria for determining the classification of finance leases for lessees and sales-type leases for lessors. The criteria to determine if a lease should be accounted for as a finance (sales-type) lease include (i) ownership is transferred from lessor to lessee by the end of the lease term, (ii) an option to purchase is reasonably certain to be exercised, (iii) lease term is for the major part of the underlying asset’s remaining economic life, (iv) the present value of lease payments exceeds substantially all of the fair value of the underlying asset, and (v) the underlying asset is specialized and is expected to have no alternative use at the end of the lease term. If any of these criteria is met, a lease will be classified as a finance lease by the lessee and a sales-type lease by the lessor. If none of the criteria is met, a lease will be classified as an operating lease by the lessee, but may still qualify as a direct financing lease or an operating lease for the lessor. The existence of a residual value guarantee by either the lessee or any other third party unrelated to the lessor may qualify the lease as a direct financing lease by the lessor. Otherwise, the lease will be classified as an operating lease by both the lessee and lessor.

The lease ASU requires the use of the modified retrospective transition method and does not allow for a full retrospective approach. Based on the required adoption date of January 1, 2019 for us, the modified retrospective method for this ASU requires application of the standard to all leases that exist at, or commence after, January 1, 2017 (the beginning of the earliest comparative period presented in the 2019 financial statements), with a cumulative adjustment to the opening balance of retained earnings on January 1, 2017, for the effect of applying the standard at the date of initial application, and restatement of the amounts presented prior to January 1, 2019.

The FASB has also issued a proposed amendment to the lease ASU that would provide an entity an optional transition method to initially account for the impact of the adoption of the new lease ASU with a cumulative adjustment to retained earnings on January 1, 2019 (the effective date of the ASU), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019.

Under the lease ASU, an entity may elect a practical expedient package, which allows for the following:

•	An entity need not reassess whether any expired or existing contracts are or contain leases;

•	An entity need not reassess the lease classification for any expired or existing leases; and

•	An entity need not reassess initial direct costs for any existing leases.

These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. The FASB has also tentatively noted in Board meeting minutes of May 2017 that lessors that adopt this package of practical expedients are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017 under the ASU, or January 1, 2019, if we elect the optional transition method. The FASB noted that the transition provisions generally enable entities to “run off” their existing leases for the remainder of the lease term, which would effectively eliminate the need to calculate a cumulative adjustment to the opening balance of retained earnings.

The FASB has also clarified that the lease ASU will require an assessment of whether a land easement meets the definition of a lease under the new lease ASU. An entity with land easements that are not accounted for as leases under the current lease accounting standards, however, may elect a practical expedient to exclude those land easements from assessment under the new lease accounting standards. The new lease ASU will be applied to all land easement arrangements entered into or modified on and after the ASU effective date.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting (continued)

Lessor accounting

We recognized revenue from our lease agreements aggregating $1.1 billion for the year ended December 31, 2017. This revenue consisted primarily of rental revenue and tenant recoveries aggregating $821.2 million and $259.1 million, respectively.

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

Under current accounting standards, tenant recoveries related to payments of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are considered lease components. We recognize these tenant recoveries as revenue when services are rendered in an amount equal to the related operating expenses incurred that are recoverable under the terms of the applicable lease.

Under the lease ASU, each lease agreement will be evaluated to identify the lease components and nonlease components at lease inception. The total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative standalone selling prices. Lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance for operating leases (straight-line basis). Sale-type and direct financing leases will be accounted for as financing transactions with the lease payments being allocated to principal and interest utilizing the effective interest rate method. In January 2018, the FASB issued a proposed amendment to the lease ASU that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease.

We have not completed our analysis of this ASU. If the proposed practical expedient mentioned above is adopted and we elect it, we expect tenant recoveries that qualify as nonlease components will be presented under a single lease component presentation. However, without the proposed practical expedient, we expect that our tenant recoveries would be separated into lease and nonlease components. Tenant recoveries that qualify as lease components, which relate to the right to use the leased asset (e.g., property taxes, and insurance), would be accounted for under the new lease ASU. Tenant recoveries that qualify as nonlease components, which relate to payments for goods or services that are transferred separately from the right to use the underlying asset, including tenant recoveries related to payments for maintenance activities and common area expenses, would be accounted for under the new revenue recognition ASU upon adoption of the new lease ASU.

Tenant recoveries that are categorized as lease components will generally be variable consideration with revenue recognized as the recoverable services are provided. Tenant recoveries that are categorized as nonlease components will be recognized at a point in time or over time based on the pattern of transfer of the underlying goods or services to our tenants.

Costs to execute leases

The new ASU will require that lessors and lessees capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease (e.g. commissions paid to leasing brokers). Under this ASU, allocated payroll costs and other costs such as legal costs incurred as part of the leasing process prior to the execution of a lease will no longer qualify for classification as initial direct costs but will instead be expensed as incurred. During the year ended December 31, 2017, we capitalized $24.0 million of such costs. Under the new lease ASU, these costs will be expensed as incurred. However, we will have the option, under the practical expedient provided by the lease ASU, to continue to amortize previously capitalized initial direct costs incurred prior to the adoption of the ASU.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting (continued)

Lessee accounting

Under the new lease ASU, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, which corresponds to a similar evaluation performed by the lessor. In addition to this classification, a lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification, whereas a lessor is not required to recognize a right-of-use asset and a lease liability for any operating leases. Leases with a lease term of 12 months or less will be accounted for similar to existing guidance for operating leases.

The ASU requires the recognition of a right-of-use asset and a related liability to account for our future obligations under our ground and office lease arrangements for which we are the lessee. For the year ended December 31, 2017, we recognized rent expense, included in rental operations expense, aggregating $13.0 million and $996 thousand under these ground and office leases, respectively. As of December 31, 2017, the remaining contractual payments under our ground and office lease agreements for which we are the lessee aggregated $580.0 million and $4.2 million, respectively. All of our existing ground and office leases for which we are the lessee are currently classified as operating leases, and therefore, we will have the option, under the practical expedients provided by the lease ASU, to continue to classify these leases as operating leases upon adoption of the ASU. If we select this practical expedient, it would apply to all of our leases, whether we are the lessee or the lessor. We are still evaluating the impact to our consolidated financial statements from the initial recognition of each lease liability upon adoption and the pattern of recognition of ground lease expense subsequent to adoption.

Revenue Recognition

In May 2014, the FASB issued an ASU on recognition of revenue arising from contracts with customers, as well as recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers, and subsequently, it issued additional guidance that further clarified the ASU. The revenue recognition ASU has implications for all revenues, excluding those that are under the specific scope of other accounting standards, such as revenue associated with leases (described above) and financial instruments (described below). Our revenues and gains for the year ended December 31, 2017, that would have been subject to the revenue recognition ASU had it been effective during the period, were as follows (in thousands):

Year Ended December 31, 2017
Parking and other revenue	$44,309
Gain on sales of real estate	$381

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

A customer is distinguished from a noncustomer by the nature of the goods or services that are transferred. Customers are provided with goods or services that are generated by a company’s ordinary output activities, whereas noncustomers are provided with nonfinancial assets that are outside of a company’s ordinary output activities. This distinction may not significantly change the pattern of income recognition, but will determine whether that income is classified as revenue (contracts with customers) or other gains/losses (contracts with noncustomers) in our consolidated statements of operations.

The ASU will require the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Revenue recognition (continued)

An entity will also be required to determine if it controls the goods or services prior to the transfer to the customer in order to determine if it should account for the arrangement as a principal or agent. Principal arrangements, where the entity controls the goods or services provided, will result in the recognition of the gross amount of consideration expected in the exchange. Agent arrangements, where the entity simply arranges but does not control the goods or services being transferred to the customer, will result in the recognition of the net amount the entity is entitled to retain in the exchange. As described above, upon adoption of the new lease ASU in 2019, we may be required to classify our tenant recoveries into lease and nonlease components, whereby the nonlease components would be subject to the revenue recognition ASU, pending the resolution of the proposed amendment issued by the FASB in January 2018. Property services categorized as nonlease components that are reimbursed by our tenants may need to be presented on a net basis if it is determined that we hold an agent arrangement.

The revenue recognition ASU is effective for us on January 1, 2018. Entities can use either a full retrospective or modified retrospective method to adopt this ASU. Under the full retrospective method, all periods presented will be restated upon adoption to conform to the new standard and a cumulative adjustment for effects on periods prior to 2016 will be recorded to retained earnings as of January 1, 2016. Under the modified retrospective approach, prior periods are not restated to conform to the new standard. Instead, a cumulative adjustment for effects of applying the new standard to periods prior to 2018 is recorded to retained earnings as of January 1, 2018. Additionally, incremental footnote disclosures are required to present the 2018 revenues under the prior standard. Under the modified retrospective method, an entity may also elect to apply the standard to either (i) all contracts as of January 1, 2018, or (ii) only to contracts that are not completed as of January 1, 2018. We have elected to adopt the revenue recognition ASU using the modified retrospective method. We further elected to apply this new ASU only to contracts not completed as of January 1, 2018. For all contracts within this scope, we recognized $44.3 million of parking and other revenue, and the $381 thousand of gain on sale of real estate for the year ended December 31, 2017. We evaluated the revenue recognition for all contracts within this scope under existing accounting standards and under the new revenue recognition ASU and confirmed that there were no differences in the amounts recognized or the pattern of recognition. Therefore, the adoption of this ASU did not result in an adjustment to our retained earnings on January 1, 2018.

Revenues within the scope of the new revenue recognition ASU

Parking

Parking and other revenues aggregated $44.3 million for the year ended December 31, 2017. These revenues consist primarily of short-term rental revenues that are not considered lease revenue. These revenues will be accounted for under the new revenue recognition ASU effective January 1, 2018. Under current accounting standards, we recognize parking when the amounts are fixed or determinable, collectability is reasonably assured, and services have been rendered. Under the new revenue recognition ASU, the recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. These services are normally provided at a point in time; therefore, revenue recognition under the new revenue recognition ASU is expected to be substantially similar to the recognition pattern under existing accounting standards.

Sales of real estate

During the year ended December 31, 2017, we sold real estate for contractual sales prices aggregating $22.1 million, which resulted in an aggregate gain of $381 thousand. Our ordinary output activities consist of leasing space to our tenants in our operating properties, not the sales of real estate. Therefore, sales of real estate qualify as contracts with non-customers.

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

Revenues within the scope of guidance other than revenue recognition or lease accounting

Interest and investment income fall outside the scope of the new revenue recognition and lease accounting standards. Investment income is subject to a recently issued accounting pronouncement on financial instruments related to the accounting for equity investments, as further described below.

Financial instruments

In January 2016, the FASB issued an ASU that amended the accounting for equity investments (except for debt securities and equity investments accounted for under the equity method of accounting or that result in consolidation) and the presentation and disclosure requirements for financial instruments. The core principle of the amendment involves the measurement of equity investments at fair value and the recognition of changes in fair value of those investments during each reporting period in net income.

The following table summarizes total book value of our investments in publicly traded securities and privately held investments as of December 31, 2017 (in thousands):

December 31, 2017
Public investments
Cost basis	$59,740
Net unrealized gains	49,771
Private investments	413,743
$523,254

For the year ended December 31, 2017, our consolidated statements of operations and statements of comprehensive income contained the following amounts related to our investments (in thousands):

Year Ended December 31, 2017
Investment income recognized in net income	$1,329
Unrealized gain recognized in other comprehensive income (component of stockholder’s equity)	$24,360

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Financial instruments (continued)

The ASU became effective for us on January 1, 2018. The ASU requires the use of the modified retrospective transition method, under which cumulative unrealized gains and losses related to equity investments with readily determinable fair values will be reclassified from accumulated other comprehensive income to retained earnings on January 1, 2018 upon adoption of this ASU. The guidance related to equity investments without readily determinable fair values will be applied prospectively to all investments that exist as of the date of adoption. We expect the adoption of this new ASU to increase the volatility of our net income due to the recognition of changes in fair value of our equity investments in net income for reporting periods subsequent to December 31, 2017.

The ASU introduces significant changes to current accounting for equity investments, including elimination of (i) the classification of equity investments as trading or available-for-sale, and the related recognition of unrealized holding gains and losses on available-for-sale equity securities in other comprehensive income, (ii) the cost method of accounting for equity securities that do not have readily determinable fair values, and (iii) the consideration of impairments as other-than-temporary, and instead requires recognition of impairments under a single-step model. A readily determinable fair value exists for investments for which sales prices/quotes are available on securities exchanges, or are published and are the basis for current transactions.

Under the new ASU, equity investments in publicly traded securities are required to be measured and reported at fair value. Upon adoption of the new ASU, cumulative net unrealized gains on our available-for-sale equity securities aggregating $49.8 million were recognized as a cumulative adjustment to our retained earnings on January 1, 2018. Subsequent changes in fair value will be recognized in net income each reporting period. The year-to-date change in unrealized holding gains on available-for-sale equity securities, aggregating $24.4 million for the year ended December 31, 2017, would have been recognized in net income under this new ASU.

Equity investments without readily determinable fair values or equity investments without readily determinable fair values that qualify for the NAV practical expedient, which are currently subject to the cost method of accounting, will be accounted for under two categories, as follows:

•
Equity investments that qualify for the practical expedient to be measured at net asset value in accordance with ASC 820, Fair Value Measurement, such as our privately held investments in limited partnerships, are required to be measured using the reported NAV per share or otherwise valued at fair value using other accepted valuation techniques. The aggregate NAV per share of our investments in limited partnerships exceeds our cost basis by approximately $91.1 million as of December 31, 2017. This cumulative difference is required to be recognized as a one time adjustment to retained earnings on the date of adoption. We recognized a cumulative adjustment aggregating approximately $91.1 million on January 1, 2018 related to our private investments in limited partnerships that report NAV per share. Subsequent changes in NAV per share will be recognized in earnings each reporting period. The year-to-date change in unrealized holding gains of investments in limited partnerships aggregating approximately $32.8 million for the year ended December 31, 2017, would have been recognized in net income under this new ASU.

•
Equity investments that do not qualify for the NAV practical expedient, such as our other privately held investments, will be measured at cost less impairments, adjusted for observable price changes that are known or can be reasonably known. An “observable price” is a price observed in an orderly transaction for an identical or similar investment of the same issuer. Investments will be evaluated on the basis of a qualitative assessment for indicators of impairment. If such indicators are present, we are required to estimate the investment’s fair value and recognize an impairment loss equal to the amount by which the investment’s carrying value exceeds its fair value. The FASB has a clarifying amendment currently out for vote by written ballot that confirms a prospective transition approach for securities without readily determinable fair values that do not qualify for the NAV practical expedient above, because it may be difficult for entities to determine the last observable transaction price existing prior to the adoption of this ASU. Since equity securities which qualify for this measurement alternative will be subject to a prospective transition approach, initial valuation adjustments made subsequent to January 1, 2018 will include recognition of cumulative gains or losses equal to the difference between the carrying basis of the investment and the observable price at the date of measurement.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Financial instruments (continued)

The new ASU requires additional disclosures. Equity investments in publicly traded securities that have readily determinable fair values and private investments that qualify for the practical expedient to be measured at NAV require disclosure of the unrealized gains and losses recognized through earnings during the period that relate to equity securities still held at the reporting date. Equity investments in privately held entities that do not have readily determinable fair values require disclosures of (i) the carrying amount, (ii) the amount of impairments and downward adjustments, if any, both cumulative and annual, (iii) the amount of upward adjustments, if any, both cumulative and annual, and (iv) qualitative information to facilitate an understanding of the quantitative disclosures.

We completed our assessment and implementation of the new standard and recognized in retained earnings the cumulative adjustments noted above for (i) equity investments in publicly traded securities and (2) privately held investments, which qualified for the practical expedient to be measured at NAV, on January 1, 2018.
Joint venture distributions

In August 2016, the FASB issued an ASU that provides guidance on the classification in the statement of cash flows of cash distributions received from equity method investments, including unconsolidated joint ventures. The ASU provides two approaches to determine the classification of cash distributions received from equity method investees: (i) the “cumulative earnings” approach, under which distributions up to the amount of cumulative equity in earnings recognized will be classified as cash inflows from operating activities, and those in excess of that amount will be classified as cash inflows from investing activities, and (ii) the “nature of the distribution” approach, under which distributions will be classified based on the nature of the underlying activity that generated cash distributions. An entity may elect either the “cumulative earnings” or the “nature of the distribution” approach. An entity that elects the “nature of the distribution” approach but lacks the information to apply it will apply the “cumulative earnings” approach as an accounting change on a retrospective basis. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively (exceptions apply). We adopted this ASU on January 1, 2018, using the “nature of the distribution” approach. We previously presented distributions from our equity method investees utilizing the “nature of the distribution” approach; therefore, the adoption of this ASU had no impact on our consolidated financial statements. During the year ended December 31, 2017, distributions received from our equity method investees aggregated $40.2 million, consisting of approximately $1.6 million classified as a return on investment (cash flows from operating activities) and approximately $38.6 million classified as a return of investment (cash flows from investing activities).

Restricted cash

In November 2016, the FASB issued an ASU that will require companies to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The ASU will require disclosure of a reconciliation between the balance sheet and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. An entity with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, and is required to be applied retrospectively to all periods presented. We adopted this ASU on January 1, 2018. As of December 31, 2017 and 2016, we had $22.8 million and $16.3 million of restricted cash, respectively, on our consolidated balance sheets. Subsequent to the adoption of this ASU, restricted cash balances will be included with cash and cash equivalents balances as of the beginning and ending of each period presented in our consolidated statements of cash flows; separate line items reconciling changes in restricted cash balances to the changes in cash and cash equivalents will no longer be presented within the operating, investing, and financing sections of our consolidated statements of cash flows.

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

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

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

The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. For cash flow hedges in existence at the date of adoption, an entity is required to apply a cumulative-effect adjustment for previously recognized ineffectiveness from retained earnings to accumulated other comprehensive income as of the beginning of the fiscal year when an entity adopts the amendments in this ASU.

We early adopted this ASU effective on January 1, 2018. We utilize interest rate hedge agreements to hedge a portion of our exposure to variable interest rates primarily associated with borrowings based on LIBOR. As a result, all of our interest rate hedge agreements are designated as cash flow hedges. During the years ended December 31, 2017 and 2016, we did not have any hedge ineffectiveness related to our interest rate hedge agreements. Therefore, the adoption is this ASU had no effect on our financial statements. Similarly, we do not expect this ASU will have a significant impact on our operating results subsequent to the adoption.

3.	Investments in real estate

Our consolidated investments in real estate consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Land (related to rental properties)	$1,312,072	$1,131,416
Buildings and building improvements	9,000,626	7,810,269
Other improvements	780,117	584,565
Rental properties	11,092,815	9,526,250
Development and redevelopment of new Class A properties:
Development and redevelopment projects (under construction or pre-construction)	955,218	809,254
Future development projects	96,112	253,551
Gross investments in real estate – North America	12,144,145	10,589,055
Less: accumulated depreciation	(1,875,810)	(1,546,798)
Net investments in real estate – North America	10,268,335	9,042,257
Net investments in real estate – Asia	29,684	35,715
Investments in real estate	$10,298,019	$9,077,972

Acquisitions

Our real estate asset acquisitions during the year ended December 31, 2017, consisted of the following (dollars in thousands):

	Square Footage
Three Months Ended	Operating	Development/Redevelopment	Future Development	Purchase Price
March 31, 2017	232,470	—	1,508,890	$218,500
June 30, 2017	272,634	175,000	1,030,000	244,009
September 30, 2017	168,424	104,212	280,000	110,700
December 31, 2017	214,896	—	—	86,450
	888,424	279,212	2,818,890	$659,659

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

3. Investments in real estate (continued)

Cambridge, Greater Boston

325 Binney Street

In March 2017, we acquired land parcels at 325 Binney Street (formerly named 303 Binney Street) in our Cambridge submarket of Greater Boston for a purchase price of $80.3 million. The property is located adjacent to our Alexandria Center® at One Kendall Square campus and is currently entitled for the development of 163,339 RSF for office or office/laboratory space and 45,626 RSF for residential space. We may seek to increase the entitlements for additional office or office/laboratory use, which may result in additional purchase price consideration

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

701 Gateway Boulevard

In December 2017, we acquired an office building aggregating 170,862 RSF at 701 Gateway Boulevard situated on 7.4 acres in our South San Francisco submarket of San Francisco for a purchase price of $76.0 million. The building is 90.6% leased as of December 31, 2017, to multiple tenants with minimal near-term lease expirations and is strategically located within our Alexandria Technology Center® – Gateway campus. In addition, the property provides future opportunities to enhance our return through the conversion of existing office space to office/laboratory space through redevelopment and development of a new building.

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

Torrey Pines/University Town Center/Sorrento Mesa, San Diego

4110 Campus Point Court

In December 2017, we acquired a 55% controlling interest in 4110 Campus Point Court, an office building aggregating 44,034 RSF, in our University Town Center submarket of San Diego for a joint venture equity contribution of $10.5 million. Refer to the “Investment in Consolidated Real Estate Joint Ventures” section below.

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

Acquired below-market leases

The balances of acquired below-market leases, and related accumulated amortization, classified in accounts payable, accrued expenses, and tenant security deposits in our consolidated balance sheets as of December 31, 2017 and 2016, were as follows (in thousands):

	December 31,
	2017	2016
Acquired below-market leases	$167,146	$119,187
Accumulated amortization	(78,962)	(59,678)
	$88,184	$59,509

3. Investments in real estate (continued)

For the years ended December 31, 2017, 2016, and 2015, we recognized approximately $19.3 million, $6.0 million, and $6.3 million, respectively, related to the amortization of acquired below-market leases in rental revenues. The increase in 2017 from 2016 is primarily due to the below-market leases from the acquisitions of Alexandria Center® at One Kendall Square, aggregating 644,771 RSF, in our Cambridge submarket of Greater Boston and ARE Torrey Ridge, aggregating 294,993 RSF, in our Torrey Pines submarket of San Diego during the three months ended December 31, 2016, and the acquisition of 88 Bluxome Street, aggregating 232,470 RSF, in our Mission Bay/SoMa submarket in San Francisco during the three months ended March 31, 2017. The weighted-average amortization period of the value of acquired below-market leases was approximately 4.5 years, and the estimated annual amortization of the value of acquired below-market leases as of December 31, 2017, is as follows (in thousands):

Year	Amount
2018	$15,452
2019	13,393
2020	10,440
2021	9,329
2022	8,191
Thereafter	31,379
Total	$88,184

Acquired in-place leases

The balances of acquired in-place leases, and related accumulated amortization, are classified in other assets in the accompanying consolidated balance sheets. As of December 31, 2017 and 2016, these amounts were as follows (in thousands):

	December 31,
	2017	2016
Acquired in-place leases	$126,859	$105,708
Accumulated amortization	(61,880)	(42,300)
	$64,979	$63,408

Amortization for these intangible assets, classified in depreciation and amortization expense in our consolidated statements of operations, was approximately $19.6 million, $6.8 million, and $5.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. The increase in 2017 from 2016 is primarily due to the increase in acquired leases from the acquisitions made during the three months ended December 31, 2016 and March 31, 2017, respectively, as discussed above under “Acquired Below-Market Leases.” The weighted-average amortization period of the value of acquired in-place leases was approximately 6.2 years, and the estimated annual amortization of the value of acquired in-place leases as of December 31, 2017, is as follows (in thousands):

Year	Amount
2018	$15,226
2019	12,399
2020	9,624
2021	7,985
2022	5,743
Thereafter	14,002
Total	$64,979

3. Investments in real estate (continued)

Minimum lease payments

Minimum lease payments to be received under our direct financing lease agreement are outlined in Note 7 – “Other assets” to our consolidated financial statements. Minimum lease payments to be received under the terms of the operating lease agreements, excluding expense reimbursements, in effect as of December 31, 2017, are outlined in the table below (in thousands):

Year	Amount
2018	$756,979
2019	767,454
2020	751,657
2021	708,838
2022	647,283
Thereafter	4,975,237
Total	$8,607,448

Investments in consolidated real estate joint ventures

Campus Pointe by Alexandria

In 2016, we entered into a joint venture agreement to sell a 45% partial interest in Campus Pointe by Alexandria located in our University Town Center submarket of San Diego to an institutional investor, TIAA Global Asset Management and affiliates (“TIAA”). Campus Pointe by Alexandria consists of 10290 Campus Point Drive, a 305,006 RSF office/laboratory building, 100% leased to Eli Lilly and Company; 10300 Campus Point Drive, a 449,759 RSF building primarily leased to Celgene Corporation and The Regents of the University of California; and an unentitled land parcel adjacent to our 10290 Campus Point Drive property. In addition, we agreed to receive additional consideration upon attaining additional development rights at Campus Pointe by Alexandria for the adjacent land aggregating 318,383 RSF. The sales price aggregated $256.3 million. During the year ended December 31, 2017, we completed the disposition of the 45% interest in this joint venture with the attainment of the aforementioned development rights.

During the year ended December 31, 2016, we received gross proceeds from our partner aggregating $221.6 million. During the year ended December 31, 2017, we received additional proceeds from our partner aggregating $30.1 million, including $12.9 million for the sale of the development rights. The remaining contribution from TIAA for amounts contemplated under agreement are expected to be received in 2018.

In December 2017, we entered into a real estate joint venture agreement with TIAA to acquire 4110 Campus Point Court, an office building aggregating 44,034 RSF, in our University Town Center submarket of San Diego. We hold a 55% ownership interest in the joint venture resulting from our equity contribution of $10.5 million. We have leased the property back to the seller for one year.

9625 Towne Centre Drive

In December 2017, we entered into a joint venture agreement with TIAA to sell a 49.9% interest in 9625 Towne Centre Drive, a 163,648 RSF redevelopment project in our University Town Center submarket of San Diego and is 100% leased to Takeda Pharmaceutical Company Ltd. We received an initial contribution of $13.5 million from TIAA for a 35.9% initial ownership interest as of December 31, 2017, and expect TIAA’s ownership interest to increase to 49.9% by the end of the second quarter of 2018 through additional capital contributions to fund construction.

We retained controlling interests following each partial sale above and, therefore, continue to consolidate these entities. As a result, we accounted for the proceeds from each partial sale as equity financings. Each transaction did not qualify as a sale of real estate and did not result in purchase price adjustments to the carrying value of the net assets sold. Accordingly, the carrying amount of our partner’s share of assets and liabilities is reported at historical cost basis.

3. Investments in real estate (continued)

We own partial interests in the following Class A properties through our real estate joint ventures with TIAA:

Property/Market/Submarket	Our Share
225 Binney Street/Greater Boston/Cambridge	30.0%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	60.0%
1500 Owens Street/San Francisco/Mission Bay/SoMa	50.1%
10290 and 10300 Campus Point Drive and 4110 Campus Point Court/San Diego/University Town Center	55.0%
9625 Towne Centre Drive/San Diego/University Town Center	64.1%	(1)

(1)	As of December 31, 2017, TIAA’s ownership interest is 35.9% and is expected to increase to 49.9% through construction funding.

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

3. Investments in real estate (continued)

The following table aggregates the balance sheet information of our consolidated VIEs as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Investments in real estate	$1,047,472	$993,710
Cash and cash equivalents	41,112	27,498
Other assets	68,754	57,166
Total assets	$1,157,338	$1,078,374

Secured notes payable	$—	$—
Other liabilities	52,201	66,711
Total liabilities	52,201	66,711
Alexandria Real Estate Equities, Inc.’s share of equity	584,160	538,069
Noncontrolling interests’ share of equity	520,977	473,594
Total liabilities and equity	$1,157,338	$1,078,374

In determining whether to aggregate the balance sheet information of our consolidated VIEs, we considered the similarity of each VIE, including the primary purpose of these entities to own, manage, operate, and lease real estate properties owned by the VIEs, and the similar nature of our involvement in each VIE as a managing member. Due to the similarity of the characteristics among these VIEs, we present the balance sheet information of these entities on an aggregated basis.

For each of our consolidated VIEs, none of its assets have restrictions that limit their use to settle specific obligations of the VIE. There are no creditors or other partners of our consolidated VIEs that have recourse to our general credit. Our maximum exposure to all our VIEs is limited to our variable interests in each VIE.

Sales of real estate assets and impairment charges

North America

In January 2017, we completed the sale of a vacant property at 6146 Nancy Ridge Drive located in our Sorrento Mesa submarket of San Diego for a sale price of $3.0 million and recognized a gain of $270 thousand.

In June 2017, we recognized an impairment charge of $203 thousand on a 20,580 RSF property located in a non-cluster market. We had previously recognized an impairment of $1.6 million in December 2016 when management committed to the sale of the property and evaluated this asset under the held for sale impairment model. We completed the sale of this asset in July 2017 for a gross sales price of $800 thousand with no gain or loss.

Asia

During the year ended December 31, 2016, we completed sales of real estate investments in Asia in multiple transactions. At the date of closing of each sale, the related cumulative unrealized foreign currency translation loss was reclassified to net income. We calculated a related gain or loss on disposal of each asset using the sales proceeds in comparison to the net book value on the date of sale, costs to sell, and any related cumulative unrealized foreign currency translation adjustments. Prior to completing the sales, upon initial classification as held for sale, we considered the net book value, cost to sell, and cumulative unrealized foreign currency translation losses in determining the carrying amount for evaluating each real estate asset for impairment.

3. Investments in real estate (continued)

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

During the three months ended June 30, 2016, we sold one of these land parcels totaling five acres for a sales price of $7.5 million at no gain or loss. During the three months ended September 30, 2016, we sold the second of these land parcels totaling 23 acres for a sales price of $5.3 million at no gain or loss. In order to calculate the gain or loss on the sale, we considered our net book value, cost of the sale, and cumulative foreign currency translation loss of $6.9 million as of June 30, 2016, and $3.8 million as of September 30, 2016, respectively, which were each reclassified from accumulated other comprehensive income to net income upon the disposition of each asset.

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

During the three months ended December 31, 2016, we completed the sale of our remaining real estate investments in our India submarket consisting of six rental properties aggregating approximately 566,355 RSF and four land parcels aggregating approximately 168 acres for an aggregate sales price of $53.4 million with no gain or loss. In order to calculate the gain or loss on the sale, we considered our net book value, cost of the sale, and cumulative foreign currency translation loss of $39.4 million, which was reclassified from accumulated other comprehensive income to net income upon the disposition of each asset.

As a result of the completion of sales in our India submarket, we also liquidated legal entities through which we owned our real estate investments in our India submarket and reclassified the remaining cumulative foreign currency translation loss of $2.4 million related to the real estate investments in India into earnings during the three months ended March 31, 2017, upon completion of the liquidations.

During the three months ended December 31, 2017, we completed the sale of one operating property in China aggregating 300,184 RSF, which was previously classified as held for sale, for a sales price of $11.2 million at no gain or loss. In order to calculate the gain on the sale, we considered our net book value, cost of the sale, and cumulative foreign currency translation gain of $822 thousand, which was reclassified from accumulated other comprehensive income to net income upon the sale of the asset.

As of December 31, 2017, our remaining real estate investments in Asia consisted of one operating property in China aggregating 334,144 RSF currently classified as held for sale. Cumulative unrealized foreign currency translation gains/losses related to this real estate investment will be reclassified from accumulated other comprehensive income to net income upon completion of the sale of this remaining investment. As of December 31, 2017, cumulative unrealized foreign currency translation gains related to this property aggregated $1.0 million.

3. Investments in real estate (continued)

The fair value considered in our impairment of each investment was determined based on the following: (i) preliminary nonbinding letters of intent, (ii) significant other observable inputs, including the consideration of certain local government land acquisition programs, and (iii) discounted cash flow analyses.

We evaluated whether our real estate investments in Asia met the criteria for classification as discontinued operations, including, among others, (i) if the properties met the held for sale criteria, and (ii) if the sale of these assets represented a strategic shift that has or will have a major effect on our operations and financial results. In our assessment, we considered, among other factors, that our total revenue from properties located in Asia was approximately 1.5% of our total consolidated revenues. At the time of evaluation, we also noted total assets related to our investment in Asia were approximately 2.5% of our total assets. Consequently, we concluded that the monetization of our real estate investments in Asia did not represent a strategic shift that had a major effect in our operations and financial results and therefore did not meet the criteria for classification as discontinued operations.

4.	Investments in unconsolidated real estate joint ventures

360 Longwood Avenue

We have a 27.5% ownership interest in an unconsolidated real estate joint venture that, as of June 30, 2017, owned a building aggregating 413,799 RSF in our Longwood Medical Area submarket of Greater Boston. In July 2017, the unconsolidated real estate joint venture completed the sale of a condominium interest representing 203,090 RSF, or 49%, of the property, to the anchor tenant, pursuant to a fixed-price purchase option in its original lease agreement executed in 2011. Additionally, the unconsolidated real estate joint venture repaid the existing secured construction loan. Our share of the gain recognized was $14.1 million, which is reflected in our equity in earnings of unconsolidated real estate joint ventures in our consolidated statements of operations during the year ended December 31, 2017.

In August 2017, the unconsolidated real estate joint venture entered into a mortgage loan agreement, secured by the remaining interest in the property, that included the following key terms as of December 31, 2017 (amounts represent 100% at the joint venture level, dollars in thousands):

Initial Maturity Date	Extension Option Maturity Date(1)	Interest Rate(2)	Debt Balance(3)	Remaining Commitments
9/1/2022	9/1/2024	3.54%	$94,040	$17,000	(4)

(1)	Reflects extension options that exist, which may be subject to certain conditions.

(2)	Represents interest rate including interest expense and amortization of loan fees and discount/premium.

(3)	Represents outstanding principal, net of unamortized deferred financing costs and discount/premium.

(4)	The remaining loan commitment balance excludes an earn-out advance provision that allows for incremental borrowings up to $48.0 million, subject to certain conditions.

During the year ended December 31, 2017, we received cash distributions aggregating $40.2 million from the joint venture, primarily from the condominium sale and loan refinancing.

Menlo Gateway

In November 2017, we entered into an agreement with a retail, office, and research and development real estate developer in the San Francisco submarket to own a 49% interest in a real estate joint venture (“Menlo Gateway”) that owns one fully leased Class A operating property at 100 Independence Drive (“Phase I”), aggregating 251,995 RSF, and two fully leased development projects currently under construction at 125 and 135 Constitution Drive (“Phase II”), aggregating 520,988 RSF, in the Greater Stanford submarket of San Francisco. The properties are 100% leased to Facebook, Inc. and we expect to deliver Phase II of the project during the fourth quarter of 2019.

As of December 31, 2017, we have an ownership interest of 21.4% in Menlo Gateway joint venture. Our equity contributions consisted of $59.9 million provided upon our initial acquisition of an 18% ownership interest in this joint venture in November 2017 and subsequent contribution of $16.2 million provided through December 31, 2017. Our ownership interest will increase to 49% through future funding of construction costs.

4.	Investments in unconsolidated real estate joint ventures (continued)

Phase I of the real estate joint venture has a non-recourse, secured construction loan with an aggregate commitment of $145.0 million that includes the following key terms (amounts represent 100% at the joint venture level, dollars in thousands):

Initial Maturity Date	Extension Option Maturity Date(1)	Interest Rate(2)	Debt Balance(3)	Remaining Commitments
3/1/2019	3/3/2020	4.66%	$111,015	$38,926

(1)	Reflects extension options that exist, which may be subject to certain conditions.

(2)	Represents interest rate including interest expense and amortization of loan fees and discount/premium.

(3)	Represents outstanding principal, net of unamortized discount/premium.

We evaluated our ownership interests in the 360 Longwood Avenue and Menlo Gateway joint ventures using the consolidation guidance, as described in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements, to determine whether these entities meet any of the following characteristics of a VIE:

1)	The entity does not have sufficient equity to finance its activities without additional subordinated financial support.

•	360 Longwood Avenue – This entity has significant equity and non-recourse financing in place to support operations as of December 31, 2017.

•
Menlo Gateway – This entity does not have sufficient equity to finance its activities and to complete its projects under construction without additional financial support by us through equity contributions and debt financing as of December 31, 2017.

2)	The entity is established with non-substantive voting rights.

•
360 Longwood Avenue – Our 27.5% ownership interest in 360 Longwood Avenue consists of an interest in a joint venture with a development partner. The joint venture with our development partner holds an interest in the property. Our development partner was responsible for the day-to-day management of construction and development activities, and we are responsible for the day-to-day administrative operations of components of the property following development completion. At the property level, all major decisions (including the development, annual budget, leasing, and financing) require approval of all three investors. Although voting rights within the structure are disproportionate to the members’ economic interests, the activities of the ventures are conducted on behalf of all members, and therefore, the voting rights, while disproportionate, are substantive.

•
Menlo Gateway – Our current 21.4% ownership interest as of December 31, 2017, will increase to 49% ownership interest through subsequent contributions to fund construction. Our partner, the managing member, is responsible for the day-to-day management of the construction and development activities, as well as the day-to-day administrative operations of the operating property. All major decisions, including but not limited to the business plan, annual budget, leasing plan, and financing plan, require approval of both investors. Although voting rights within the structure are disproportionate to the members’ economic interests, the activities of the venture are conducted on behalf of both members, and therefore, the voting rights, while disproportionate, are substantive.

3)	The equity holders, as a group, lack the characteristics of a controlling financial interest, as evidenced by lack of substantive kick-out rights or substantive participating rights.

•
360 Longwood Avenue – The non-managing members have significant participating rights, including in the day-to-day management of development activities and the participation in decisions related to the operations of the property.

•
Menlo Gateway – We lack substantive kick-out rights and substantive participating rights in this entity as the day-to-day control is vested in our partner, the managing member, and the major decisions that require unanimous consent are primarily protective in nature.

4.	Investments in unconsolidated real estate joint ventures (continued)

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

Based on our evaluation above, our Menlo Gateway joint venture meets the VIE criteria and qualifies for evaluation under the variable interest model, as it lacks sufficient equity and characteristics of a controlling financial interest. Under the variable interest model, we consolidate the entity if we determine that we are the primary beneficiary of the VIE. Our partner in this joint venture is responsible for the management of the construction and the day-to-day operations. We do not have the power to direct the activities of the joint venture that most significantly impact its economic performance and, therefore, we are not a primary beneficiary of this joint venture. As such, we account for our investment in this joint venture under the equity method of accounting.

5.    Deferred leasing costs

The following table summarizes our deferred leasing costs as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Deferred leasing costs	$496,387	$430,455
Accumulated amortization	(274,957)	(234,518)
Deferred leasing costs, net	$221,430	$195,937

6.	Investments

We hold equity investments in certain publicly traded companies, privately held entities primarily involved in the life science and technology industries. All of our equity investments in actively traded public companies are considered available-for-sale and are reflected in our consolidated balance sheets at fair value. Our investments in privately held entities are primarily accounted for under the cost method.

Investments in available-for-sale equity securities with gross unrealized losses as of December 31, 2017, had been in a continuous unrealized loss position for less than 12 months. We have the ability and intent to hold these investments for a reasonable period of time sufficient for the recovery of our investment. We believe that these unrealized losses are temporary. Accordingly, there are no other-than-temporary impairments in accumulated other comprehensive income related to available-for-sale equity securities as of December 31, 2017 and 2016.

The following table summarizes our investments as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Available-for-sale equity securities, cost basis	$59,740	$41,392
Unrealized gains	52,193	25,076
Unrealized losses	(2,422)	(5,783)
Available-for-sale equity securities, at fair value	109,511	60,685
Investments accounted for under cost method	413,743	281,792
Total investments	$523,254	$342,477

Cumulative net unrealized gains of approximately $49.8 million related to available-for-sale equity securities and recognized in accumulated other comprehensive income in our consolidated balance sheet as of December 31, 2017, were reclassified from accumulated other comprehensive income into retained earnings on January 1, 2018, upon adoption of the Financial Instruments ASU. For further information about initial application of this ASU to our equity investments in publicly traded securities and our privately held investments, refer to the “Financial Instruments” section within Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements.

6. Investments (continued)

The following table presents the components of our investment income classified within other income in our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Investment gains	$12,352	$28,530	$35,035
Investment losses	(11,023)	(11,397)	(16,093)
Investment income	$1,329	$17,133	$18,942

Our investment income in the table above includes amounts realized upon disposition or impairment of available-for-sale equity securities, which were previously classified as unrealized gains (losses) within the accumulated other comprehensive income component of our stockholders’ equity. During the year ended December 31, 2017, we reclassified $6.1 million of previously unrealized losses from accumulated other comprehensive income into net income in conjunction with our 2017 realized transactions from available-for-sale equity securities. During the year ended December 31, 2016, we reclassified $18.5 million of previously unrealized gains from accumulated other comprehensive income into net income in conjunction with our 2016 realized transactions from available-for-sale securities.

Investment losses include impairments of approximately $8.3 million related primarily to three investments for the year ended December 31, 2017, including the amounts reclassified from accumulated other comprehensive income related to available-for-sale equity securities as noted above, and $3.1 million related to one cost method investment for the year ended December 31, 2016.

For further information, refer to the “Accumulated Other Comprehensive Income” section within Note 15 – “Stockholders Equity” to our consolidated financial statements.

7.	Other assets

The following table summarizes the components of other assets as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Acquired below-market ground leases	$12,684	$12,913
Acquired in-place leases	64,979	63,408
Deferred compensation plan	15,534	11,632
Deferred financing costs – $1.65 billion unsecured senior line of credit	10,525	14,239
Deposits	10,576	3,302
Furniture, fixtures, and equipment	11,070	12,839
Interest rate hedge assets	5,260	4,115
Net investment in direct financing lease	38,382	37,297
Notes receivable	614	694
Prepaid expenses	10,972	9,724
Property, plant, and equipment	32,073	19,891
Other assets	15,784	11,143
Total	$228,453	$201,197

The components of our net investment in direct financing lease as of December 31, 2017 and 2016 are summarized in the table below (in thousands):

	December 31,
	2017	2016
Gross investment in direct financing lease	$263,719	$264,954
Less: unearned income	(225,337)	(227,657)
Net investment in direct financing lease	$38,382	$37,297

Future minimum lease payments to be received under our direct financing lease as of December 31, 2017 were as follows (in thousands):

Year	Total
2018	$1,607
2019	1,655
2020	1,705
2021	1,756
2022	1,809
Thereafter	255,187
Total	$263,719

8.	Fair value measurements

We provide fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) significant other observable inputs, and (iii) significant unobservable inputs. Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2017 and 2016.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2017 and 2016 (in thousands):

		December 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$109,511	$109,511	$—	$—
Interest rate hedge agreements	$5,260	$—	$5,260	$—
Liabilities:
Interest rate hedge agreements	$103	$—	$103	$—

		December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Available-for-sale equity securities	$60,685	$60,685	$—	$—
Interest rate hedge agreements	$4,115	$—	$4,115	$—
Liabilities:
Interest rate hedge agreements	$3,587	$—	$3,587	$—

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

As of December 31, 2017 and 2016, the book and estimated fair values of our available-for-sale equity securities, interest rate hedge agreements, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	December 31,
	2017		2016
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Available-for-sale equity securities	$109,511	$109,511	$60,685	$60,685
Interest rate hedge agreements	$5,260	$5,260	$4,115	$4,115

Liabilities:
Interest rate hedge agreements	$103	$103	$3,587	$3,587
Secured notes payable	$771,061	$776,222	$1,011,292	$1,016,782
Unsecured senior notes payable	$3,395,804	$3,529,713	$2,378,262	$2,431,470
Unsecured senior line of credit	$50,000	$49,986	$28,000	$27,998
Unsecured senior bank term loans	$547,942	$549,361	$746,471	$750,422

Nonrecurring fair value measurements

Refer to “Sales of Real Estate Assets and Impairment Charges” in Note 3 – “Investments in Real Estate,” Note 6 – “Investments,” and Note 18 – “Assets Classified as Held for Sale” to our consolidated financial statements for further discussion.

9.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of December 31, 2017 (dollars in thousands):

	Fixed Rate/Hedged Variable-Rate Debt	Unhedged Variable-Rate Debt			Weighted-Average
					Interest Rate(1)	Remaining Term (in years)
			Total	Percentage
Secured notes payable	$745,742	$25,319	$771,061	16.2%	4.04%	3.3
Unsecured senior notes payable	3,395,804	—	3,395,804	71.3	4.05	6.9
$1.65 billion unsecured senior line of credit	50,000	—	50,000	1.0	2.05	3.8
2019 Unsecured Senior Bank Term Loan	199,496	—	199,496	4.2	2.85	1.0
2021 Unsecured Senior Bank Term Loan	348,446	—	348,446	7.3	2.59	3.0
Total/weighted average	$4,739,488	$25,319	$4,764,807	100.0%	3.87%	5.7
Percentage of total debt	99%	1%	100%

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

9.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal payments as of December 31, 2017 (dollars in thousands):

	Stated Rate	Interest Rate(1)	Maturity			Unamortized (Deferred Financing Cost), (Discount) Premium
Debt			Date(2)		Principal		Total
Secured notes payable
Greater Boston	L+1.50%	3.22%	1/28/19	(3)	$325,319	$(1,296)	$324,023
Greater Boston, San Diego, Seattle, and Maryland	7.75%	8.13	4/1/20		108,469	(752)	107,717
San Diego	4.66%	4.97	1/1/23		34,981	(329)	34,652
Greater Boston	3.93%	3.19	3/10/23		82,000	2,828	84,828
Greater Boston	4.82%	3.39	2/6/24		203,000	16,068	219,068
San Francisco	6.50%	6.67	7/1/36		773	—	773
Secured debt weighted-average interest rate/subtotal	4.39%	4.04			754,542	16,519	771,061

2019 Unsecured Senior Bank Term Loan	L+1.20%	2.85	1/3/19		200,000	(504)	199,496
2021 Unsecured Senior Bank Term Loan	L+1.10%	2.59	1/15/21		350,000	(1,554)	348,446
$1.65 billion unsecured senior line of credit	L+1.00%	2.05	10/29/21		50,000	—	50,000
Unsecured senior notes payable	2.75%	2.96	1/15/20		400,000	(1,628)	398,372
Unsecured senior notes payable	4.60%	4.74	4/1/22		550,000	(2,760)	547,240
Unsecured senior notes payable	3.90%	4.04	6/15/23		500,000	(3,236)	496,764
Unsecured senior notes payable	3.45%	3.56	4/30/25		600,000	(4,057)	595,943
Unsecured senior notes payable	4.30%	4.52	1/15/26		300,000	(6,205)	293,795
Unsecured senior notes payable	3.95%	4.14	1/15/27		350,000	(4,518)	345,482
Unsecured senior notes payable	3.95%	4.08	1/15/28		425,000	(4,231)	420,769
Unsecured senior notes payable	4.50%	4.62	7/30/29		300,000	(2,561)	297,439
Unsecured debt weighted average/subtotal		3.84			4,025,000	(31,254)	3,993,746
Weighted-average interest rate/total		3.87%			$4,779,542	$(14,735)	$4,764,807

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

(2)	Reflects any extension options that we control.

(3)
Secured construction loan for our property at 50 and 60 Binney Street in our Cambridge submarket with aggregate commitments of $350.0 million. We have two, one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions. As of December 31, 2017, the aggregate remaining commitments are $24.7 million.

$1.65 billion unsecured senior line of credit and unsecured senior bank term loans

The table below reflects the outstanding balances, maturity dates, applicable rates, and facility fees for our $1.65 billion unsecured senior line of credit, 2019 Unsecured Senior Bank Term Loan, and 2021 Unsecured Senior Bank Term Loan (dollars in thousands).

	As of December 31, 2017
Facility	Balance	Maturity Date(1)	Applicable Rate	Facility Fee
$1.65 billion unsecured senior line of credit	$50,000	October 2021	L+1.00%	0.20%
2019 Unsecured Senior Bank Term Loan	199,496	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	348,446	January 2021	L+1.10%	N/A
	$597,942

(1)	Reflects any extension options that we control.

During the year ended December 31, 2017, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, reducing the total outstanding balance from $400 million to $200 million, and recognized a loss of $670 thousand related to the write-off of unamortized loan fees.

9.	Secured and unsecured senior debt (continued)

Borrowings under our $1.65 billion unsecured senior line of credit bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended $1.65 billion unsecured line of credit agreement plus, in either case, the Applicable Margin. The Eurocurrency Rate specified in the amended $1.65 billion unsecured line of credit agreement is, as applicable, the rate per annum equal to (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, pounds sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar banker’s acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate specified in the amended unsecured line of credit agreement means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced, from time to time, by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. The Applicable Margin for LIBOR borrowings under the $1.65 billion unsecured senior line of credit as of December 31, 2017, was 1.00%, which is based on our existing credit rating as set by certain rating agencies. As of December 31, 2017, we had $50.0 million in borrowings outstanding on our $1.65 billion unsecured senior line of credit. Our $1.65 billion unsecured senior line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitments.

In addition, the terms of the $1.65 billion unsecured senior line of credit and unsecured senior bank term loan agreements, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness. Additionally, the terms of the $1.65 billion unsecured senior line of credit and unsecured senior bank term loan agreements include a restriction that may limit our ability to pay dividends, including distributions with respect to common stock or other equity interests, during any time a default is continuing, except to enable us to continue to qualify as a REIT for federal income tax purposes. As of December 31, 2017, we were in compliance with all such covenants.

Unsecured senior notes payable

As of December 31, 2017, we have unsecured senior notes payable aggregating $3.4 billion, which are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company. The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness. However, the unsecured senior notes payable are subordinate to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P. In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.

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

3.45% Unsecured senior notes payable due in 2025

In November 2017, we completed a $600.0 million public offering of our unsecured senior notes payable due on April 30, 2025, at a stated interest rate of 3.45%. The unsecured senior notes payable were priced at 99.813% of the principal amount with a yield to maturity of 3.479%. We used the net proceeds, after discounts and issuance costs, of $593.5 million to repay two secured notes payable aggregating $389.8 million and for general corporate purposes including the reduction of the outstanding balance on our $1.65 billion unsecured senior line of credit.

Repayments of secured notes payable

During the year ended December 31, 2017, we repaid two secured construction loans aggregating $389.8 million with a weighted-average effective interest rate of 2.89%. In connection with the repayment of these secured notes, we recognized a loss on early extinguishment of debt related to the write-off of unamortized loan fees of $2.8 million.

9.	Secured and unsecured senior debt (continued)

Interest expense

Interest expense for the years ended December 31, 2017, 2016, and 2015 consisted of the following (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest incurred	$186,867	$159,403	$142,353
Capitalized interest	(58,222)	(52,450)	(36,540)
Interest expense	$128,645	$106,953	$105,813

10.	Interest rate hedge agreements

We use interest rate derivatives to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured notes payable, and to manage our exposure to interest rate volatility.

In our interest rate hedge agreements, the ineffective portion of the change in fair value is required to be recognized directly in earnings. During each of the years ended December 31, 2017, 2016, and 2015, our interest rate hedge agreements were 100% effective; as a result, no hedge ineffectiveness was recognized in earnings. Changes in fair value, including accrued interest and adjustments for non-performance risk, on the effective portion of our interest rate hedge agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $3.6 million in accumulated other comprehensive income to earnings as a decrease of interest expense. As of December 31, 2017 and 2016, the fair values of our interest rate hedge agreements aggregating an asset balance were classified in other assets, and the fair value of our interest rate hedge agreements aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 8 – “Fair Value Measurements” to our consolidated financial statements for further details. Under our interest rate hedge agreements, we have no collateral posting requirements.

We have agreements with certain of our derivative counterparties that contain a provision wherein we could be declared in default on our derivative obligations (i) if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness or (ii) if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If we had breached any of these provisions as of December 31, 2017, we could have been required to settle our obligations under the agreements at their termination value of $54 thousand.

We had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk as of December 31, 2017 (dollars in thousands):

		Number of Contracts	Weighted-Average Interest Pay Rate(1)	Fair Value as of 12/31/17	Notional Amount in Effect as of
Effective Date	Maturity Date				12/31/17	12/31/18	12/31/19
March 31, 2017	March 31, 2018	11	1.18%	$618	$700,000	$—	$—
March 31, 2017	March 31, 2018	4	1.76%	(103)	200,000	—	—
March 29, 2018	March 31, 2019	8	1.16%	4,373	—	600,000	—
March 29, 2019	March 31, 2020	1	1.89%	269	—	—	100,000
Total				$5,157	$900,000	$600,000	$100,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin over LIBOR for borrowings outstanding as of December 31, 2017, as listed under the column heading “Stated Rate” in our summary table of outstanding indebtedness and respective principal payments under Note 9 – “Secured and Unsecured Senior Debt” to these consolidated financial statements.

11.	Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Accounts payable and accrued expenses	$349,884	$366,174
Acquired below-market leases	88,184	59,509
Conditional asset retirement obligations	7,397	3,095
Deferred rent liabilities	27,953	34,426
Interest rate hedge liabilities	103	3,587
Unearned rent and tenant security deposits	248,924	231,416
Other liabilities	41,387	33,464
Total	$763,832	$731,671

Some of our properties may contain asbestos, which, under certain conditions, requires remediation. Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. For certain properties, we do not recognize an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation. These conditional asset retirement obligations are included in the table above.

12.	Earnings per share

In March 2017, we entered into agreements to sell an aggregate of 6.9 million shares of our common stock, which consisted of an initial issuance of 2.1 million shares and 4.8 million shares subject to forward equity sales agreements, at a public offering price of $108.55 per share, less issuance costs, underwriters’ discount, and further adjustments as provided for in the sales agreements. We issued the initial 2.1 million shares at closing in March 2017 for net proceeds of $217.8 million and settled the forward equity sales agreements on the remaining 4.8 million shares of common stock in December 2017 for net proceeds, after underwriters’ discount and issuance costs, of $484.6 million.

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

We also considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. We use the treasury method to determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement. The number of weighted-average shares outstanding – diluted used in the computation of EPS for the year ended December 31, 2017, includes the effect from the assumed issuance of 4.8 million shares pursuant to the settlement of the forward equity sales agreements at the contractual price, less the assumed repurchase of common shares at the average market price using the net proceeds of $484.6 million, adjusted as provided for in the forward equity sales agreements, through the settlement date in December 2017. The impact to our weighted-average shares – diluted for the year ended December 31, 2017, was 517 thousand weighted-average incremental shares.

12.	Earnings per share (continued)

For purposes of calculating diluted EPS, we did not assume conversion of our 7.00% Series D cumulative convertible preferred stock for the years ended December 31, 2017, 2016, and 2015, since the result was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods. Refer to “7.00% Series D Cumulative Convertible Preferred Stock Repurchases” in Note 15 – “Stockholders’ Equity” to our consolidated financial statements for further discussion of the partial repurchases of our Series D Convertible Preferred Stock.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our Series D Convertible Preferred Stock and forward equity sales agreements are not participating securities and, therefore, are not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income (after gain on sales of real estate – land parcels, dividends on preferred stock, preferred stock redemption charge, and amounts attributable to noncontrolling interests) to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2017, 2016, and 2015 (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Income (loss) from continuing operations	$194,093	$(49,889)	$146,157
Gain on sales of real estate – land parcels	111	90	—
Net income attributable to noncontrolling interests	(25,111)	(16,102)	(1,897)
Dividends on preferred stock	(7,666)	(20,223)	(24,986)
Preferred stock redemption charge	(11,279)	(61,267)	—
Net income attributable to unvested restricted stock awards	(4,753)	(3,750)	(2,364)
Numerator for basic and diluted EPS – net income (loss) from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	145,395	(151,141)	116,910
Loss from discontinued operations	—	—	(43)
Numerator for basic and diluted EPS – net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$145,395	$(151,141)	$116,867

Denominator for basic EPS – weighted-average shares of common stock outstanding	91,546	76,103	71,529
Dilutive effect of forward equity sales agreements	517	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	92,063	76,103	71,529

Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic:
Continuing operations	$1.59	$(1.99)	$1.63
Discontinued operations	—	—	—
Net income (loss) per share	$1.59	$(1.99)	$1.63

Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted:
Continuing operations	$1.58	$(1.99)	$1.63
Discontinued operations	—	—	—
Net income (loss) per share	$1.58	$(1.99)	$1.63

13.	Income taxes

We have elected to be taxed as a REIT, under the Internal Revenue Code of 1986, as amended, or the Code. We believe we have qualified and continue to qualify as a REIT. Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its shareholders annually and meets certain other conditions is not subject to federal income taxes, but could be subject to certain state, local, and foreign taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required.

We distributed all of our REIT taxable income in 2016 and 2015 and, as a result, did not incur federal income tax in those years on such income. For the year ended December 31, 2017, we expect our distributions to exceed our REIT taxable income and, as a result, do not expect to incur federal income tax. We expect to finalize our 2017 REIT taxable income when we file our 2017 federal income tax return in 2018.

The income tax treatment of distributions and dividends declared on our common stock, our Series D Convertible Preferred Stock, and our Series E Redeemable Preferred Stock for the years ended December 31, 2017, 2016, and 2015, were as follows (unaudited):

	Common Stock			Series D Convertible Preferred Stock			Series E Redeemable Preferred Stock
	Year Ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Ordinary income	62.1%	25.2%	50.1%	85.3%	44.8%	54.4%	85.3%	44.8%	54.4%
Return of capital	27.2	43.9	7.9	—	—	—	—	—	—
Capital gains at 25%	0.7	—	8.5	1.0	—	9.2	1.0	—	9.2
Capital gains at 20%	10.0	30.9	33.5	13.7	55.2	36.4	13.7	55.2	36.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$3.45	$3.23	$3.05	$1.75	$1.75	$1.75	$0.4031	$1.6125	$1.6125

Our dividends declared in a given quarter are generally paid during the subsequent quarter. The taxability information presented above for our dividends paid in 2017 is based upon management’s estimate. Our federal tax return for 2017 is due on or before October 15, 2018, assuming we file for an extension of the due date. Our federal tax returns for previous tax years have not been examined by the IRS. Consequently, the taxability of distributions and dividends is subject to change. The income tax treatment of distributions and dividends noted above for the year ended December 31, 2017, is inclusive of the changes to taxable income related to our 2017 real estate transactions described in Note 3 – “Investments in Real Estate” to our consolidated financial statements.

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

As of December 31, 2017, there were no material unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, are recognized in the first period during which the interest or penalty begins accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any significant tax-related interest expense or penalties for the years ended December 31, 2017, 2016, and 2015.

13.	Income taxes (continued)

The following reconciles net income (determined in accordance to GAAP) to taxable income as filed with the IRS for the years ended December 31, 2016 and 2015 (in thousands and unaudited):

	Year Ended December 31,
	2016	2015
Net (loss) income	$(49,799)	$146,114
Net income attributable to noncontrolling interests	(16,102)	(1,897)
Book/tax differences:
Rental revenue recognition	(36,022)	(42,815)
Depreciation and amortization	79,710	46,641
Share-based compensation	15,568	12,705
Interest expense	(2,597)	(58,909)
Sales of property	100,047	66,102
Impairments	61,593	35,177
Other	358	11,479
Taxable income before dividend deduction	152,756	214,597
Dividend deduction necessary to eliminate taxable income(1)	(152,756)	(214,597)
Estimated income subject to federal income tax	$—	$—

(1)	Total common stock and preferred stock dividend distributions paid were approximately $262.8 million and $243.1 million for the years ended December 31, 2016 and 2015, respectively.

14.	Commitments and contingencies

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company discretionary profit-sharing contributions (subject to statutory limitations), which amounted to approximately $3.2 million, $2.5 million, and $2.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. Employees who participate in the plan are immediately vested in their contributions and in the contributions made on their behalf by the Company.

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We have not experienced any losses to date on our invested cash.

In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, we spread our interest rate hedge agreements among various counterparties. As of December 31, 2017, the largest aggregate notional amount of interest rate hedge agreements in effect at any single point in time with an individual counterparty was $250.0 million. If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated.

We are dependent on rental income from relatively few tenants. The inability of any single tenant to make its lease payments could adversely affect our operations. As of December 31, 2017, we had 668 leases with a total of 510 tenants, and 104, or 49%, of our 213 properties were each leased to a single tenant. As of December 31, 2017, our three largest tenants accounted for approximately 10.2% of our aggregate annual rental revenue, comprising 3.7%, 3.3%, and 3.2%.

14.	Commitments and contingencies (continued)

Commitments

As of December 31, 2017, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $633.1 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We are also committed to funding approximately $176.6 million for certain non-real estate investments over the next several years.

In November 2017, we entered into an agreement with a real estate developer in the San Francisco Bay Area to own a 49% interest in a real estate joint venture at Menlo Gateway in our Greater Stanford submarket of San Francisco. Our total equity contribution commitment is $269.0 million, of which we have contributed $76.2 million through December 31, 2017.

We have existing office space aggregating 46,356 RSF at 161 First Street/50 Rogers Street in our Alexandria Center® at Kendall Square (“ACKS”) campus that we are required to partially convert to multifamily residential space, pursuant to our entitlements for our ACKS campus. Pursuant to these requirements, we expect to begin construction of the conversion to multifamily residential in 2018.

In addition, we have letters of credit and performance obligations aggregating $39.5 million primarily related to our agreement to purchase a 10% interest in a joint venture with Uber and the Golden State Warriors.

Rental expense

Our rental expense attributable to continuing operations for the years ended December 31, 2017, 2016, and 2015, was approximately $14.0 million, $14.3 million, and $13.7 million, respectively. These rental expense amounts include certain operating leases for our headquarters and field offices, and ground leases for 27 of our properties and one land development parcel. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Future minimum lease obligations under non-cancelable ground and other operating leases as of December 31, 2017, were as follows (in thousands):

Year	Office Leases	Ground Leases	Total
2018	$1,840	$12,098	$13,938
2019	1,777	12,249	14,026
2020	327	12,084	12,411
2021	270	11,641	11,911
2022	—	11,735	11,735
Thereafter	—	520,205	520,205
Total	$4,214	$580,012	$584,226

Our operating lease obligations related to our office leases have remaining terms of up to four years, exclusive of extension options. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of approximately $9.2 million as of December 31, 2017, our ground lease obligations have remaining terms generally ranging from 36 to 97 years, including extension options.

15.	Stockholders’ equity

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

In August 2017, we established a new ATM common stock offering program that allows us to sell up to an aggregate of $750.0 million of our common stock. During year ended December 31, 2017, we sold an aggregate of 2.8 million shares of common stock under this program for gross proceeds of $336.6 million, or $121.37 per share, and received net proceeds of $331.2 million. As of December 31, 2017, the remaining aggregate amount available under our current program for future sales of common stock is $413.4 million.

Forward equity sales agreements

Refer to Note 12 – “Earnings per Share” to our consolidated financial statements for a discussion related to our forward equity sales agreements executed in March 2017 and Note 20 – “Subsequent Events” to our consolidated financial statements for a discussion related to our forward equity sales agreements executed in January 2018.

7.00% Series D cumulative convertible preferred stock repurchases

As of December 31, 2017, we had 3.0 million shares of our Series D Convertible Preferred Stock outstanding. During the year ended December 31, 2017, we repurchased, in privately negotiated transactions, 501,115 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $17.9 million, or $35.79 per share. We recognized a preferred stock redemption charge of $5.8 million during the year ended December 31, 2017, including the write-off of original issuance costs of approximately $391 thousand.

As of December 31, 2016, we had 3.5 million shares of our Series D Convertible Preferred Stock issued and outstanding. During the year ended December 31, 2016, we repurchased, in privately negotiated transactions, 6.0 million outstanding shares for an aggregate price of $206.8 million, or $34.41 per share. We recognized a preferred stock redemption charge of $61.3 million during the year ended December 31, 2016, including the write-off of original issuance costs of approximately $4.7 million. As of December 31, 2015 and 2014, we had 9.5 million shares of our Series D Convertible Preferred Stock issued and outstanding.

During the year ended December 31, 2017, we declared cash dividends on our Series D Convertible Preferred Stock aggregating $5.2 million, or $1.75 per share. During the years ended December 31, 2016 and 2015, we declared cash dividends on our Series D Convertible Preferred Stock aggregating $11.8 million, or $1.75 per share, and $16.6 million, or $1.75 per share, respectively.

The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $1.75 per share. Our Series D Convertible Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption provisions. We are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT. Investors in our Series D Convertible Preferred Stock generally have no voting rights. We may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option. Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock. The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock. As of December 31, 2017, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2490 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $100.40 per share of common stock.

15.	Stockholders’ equity (continued)

6.45% Series E cumulative redeemable preferred stock offering

In March 2017, we announced the redemption of our Series E Redeemable Preferred Stock and recognized a preferred stock redemption charge of $5.5 million related to the write-off of original issuance costs. On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share, or an aggregate of $130.0 million, plus accrued dividends, using funds primarily from the proceeds of our March 2017 common stock offering discussed in Note 12 – “Earnings per Share” to our consolidated financial statements. As of December 31, 2017, we had no outstanding shares remaining of our Series E Redeemable Preferred Stock. We had 5.2 million shares of our Series E Redeemable Preferred Stock issued and outstanding as of December 31, 2016, 2015, and 2014.

During the year ended December 31, 2017, we declared cash dividends on our Series E Redeemable Preferred Stock aggregating $2.4 million, or $0.4031 per share. We declared cash dividends on our Series E Redeemable Preferred Stock aggregating $8.4 million, or $1.6125 per share, for each of the years ended December 31, 2016 and 2015.

Accumulated other comprehensive income

Accumulated other comprehensive income attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Net Unrealized Gains (Losses) on:
	Available-for- Sale Equity Securities	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2016	$19,293	$405	$(14,343)	$5,355

Other comprehensive income before reclassifications	24,360	2,837	7,774	34,971
Amounts reclassified from other comprehensive income	6,118	1,915	1,599	9,632
	30,478	4,752	9,373	44,603
Amounts attributable to noncontrolling interests	—	—	66	66
Net other comprehensive income	30,478	4,752	9,439	44,669

Balance as of December 31, 2017	$49,771	$5,157	$(4,904)	$50,024

Common stock, preferred stock, and excess stock authorizations

In May 2017, our stockholders approved an amendment to our charter to increase the authorized shares of common stock from 100.0 million to 200.0 million shares, of which 99.8 million shares were issued and outstanding as of December 31, 2017. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, of which 3.0 million shares were issued and outstanding as of December 31, 2017. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of December 31, 2017.

Additional paid-in capital

In 2017, we sold partial interests in 9625 Town Center Drive and development rights at Campus Pointe by Alexandria. As described in Note 3 - “Investments in Real Estate” to our consolidated financial statements, since we retained controlling interests in both joint ventures following the sale and continued to consolidate these entities, we accounted for the proceeds received as equity financing transactions. The difference of $7.7 million between the aggregate proceeds of approximately $26.0 million received through December 31, 2017, and the corresponding partial interest in our cost basis of $18.3 million was recorded as an adjustment to additional paid-in capital. These transactions did not qualify as sales of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost.

15.	Stockholders’ equity (continued)

In 2016, we sold partial interests in two buildings at our Campus Pointe by Alexandria campus. As described in Note 3 – “Investments in Real Estate” to our consolidated financial statements, since we retained controlling interests in both joint ventures following the sale and continued to consolidate these entities, we accounted for the proceeds received as an equity financing transaction. The difference of $44.5 million between the aggregate proceeds of approximately $221.6 million received through December 31, 2016, and the corresponding partial interest in our cost basis of $177.1 million was recorded as a reduction to additional paid-in capital. These transactions did not qualify as sales of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost.

16.	Share-based compensation

Stock plan

For the purpose of attracting and retaining the highest-quality personnel, providing for additional incentives, and promoting the success of our Company, we have historically issued two forms of share-based compensation under our equity incentive plan: (i) options to purchase common stock and (ii) restricted stock. We have not granted any options since 2002. Each restricted share issued reduces the share reserve by three shares (3:1 ratio). As of December 31, 2017, there were 3,825,236 shares reserved for the granting of future options and stock awards under the equity incentive plan.

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

The following is a summary of the stock awards activity under our equity incentive plan and related information for the years ended December 31, 2017, 2016, and 2015:

		Number of Share Awards	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2014		674,969	$69.46
Granted		449,559	$89.72
Vested		(307,511)	$71.78
Forfeited		(2,999)	$79.81
Outstanding at December 31, 2015		814,018	$80.95
Granted		661,409	$88.98
Vested		(325,537)	$78.73
Forfeited		(14,102)	$79.10
Outstanding at December 31, 2016		1,135,788	$87.21
Granted		688,295	$108.22
Vested		(423,705)	$85.16
Forfeited		(5,796)	$101.45
Outstanding at December 31, 2017		1,394,582	$95.79

	Year Ended December 31,
(In thousands)	2017	2016	2015
Total grant date fair value of stock awards vested	$36,083	$25,630	$22,073
Total compensation recognized for stock awards, net of capitalization	$25,610	$25,433	$17,512
Capitalized stock compensation	$16,682	$11,604	$9,177

16.	Share-based compensation (continued)

Certain restricted stock awards granted during 2014 through 2017 are subject to performance and market conditions. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model, using the following assumptions for 2017 and 2016, respectively: (i) expected term of 3.0 years and 2.8 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 22.0% and 20.0% (approximating a blended average of implied and historical volatilities), (iii) dividend yield of 3.2% and 3.4%, and (iv) risk-free rate of 1.46% and 1.03%.

As of December 31, 2017, there was $106.0 million of unrecognized compensation related to unvested share awards under the equity incentive plan, which is expected to be recognized over the next four years and has a weighted-average vesting period of approximately 19 months.

17.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned eight properties as of December 31, 2017, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements.

During the year ended December 31, 2017, our consolidated joint ventures distributed $22.4 million to our joint venture partners. During the year ended December 31, 2016, our distributions to noncontrolling interests aggregated $69.7 million, which primarily consisted of the final installment of $54.0 million paid to acquire the previously outstanding 10% noncontrolling interest in our 1.2 million RSF campus at Alexandria Technology Square® in our Cambridge submarket of Greater Boston. The total purchase price was $108.3 million.

We sold partial interests in 10290 Campus Point Drive and 10300 Campus Point Drive in 2016, and 9625 Town Centre Drive in 2017. As described in Note 3 – “Investments in Real Estate” to our consolidated financial statements, since we retained controlling interests in these joint ventures following the sales and continued to consolidate these entities, we accounted for the proceeds received as an equity financing transaction. These transactions did not qualify as sales of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost basis.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities. We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in our consolidated balance sheets. Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. If the amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value. Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.

The following table represents income from continuing operations and discontinued operations attributable to Alexandria Real Estate Equities, Inc., for the years ended December 31, 2017, 2016, and 2015, excluding the amounts attributable to these noncontrolling interests (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income (loss) from continuing operations attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$169,093	$(65,901)	$144,260
Loss from discontinued operations	—	—	(43)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$169,093	$(65,901)	$144,217

18.	Assets classified as held for sale

As of December 31, 2017, our remaining real estate interest in Asia consists of one operating property aggregating 334,144 RSF, which was classified as held for sale. For additional information, refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements.

The following is a summary of net assets as of December 31, 2017 and 2016, for our real estate investments in Asia that were classified as held for sale (in thousands):

	December 31,
	2017	2016
Total assets	$31,578	$39,643
Total liabilities	(1,809)	(2,342)
Total accumulated other comprehensive loss (gain)	(1,021)	828
Net assets classified as held for sale – Asia	$28,748	$38,129

19.	Quarterly financial data (unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2017 and 2016 (in thousands, except per share amounts):

	Quarter
2017	First	Second	Third	Fourth
Revenues	$270,877	$273,059	$285,370	$298,791
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$25,661	$31,630	$51,273	$36,831

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic(1)	$0.29	$0.35	$0.55	$0.39
Diluted(1)	$0.29	$0.35	$0.55	$0.38

	Quarter
2016	First	Second	Third	Fourth
Revenues	$216,089	$226,076	$230,379	$249,162
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(3,818)	$(127,648)	$5,452	$(25,127)

Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic and diluted(1)	$(0.05)	$(1.72)	$0.07	$(0.31)

(1)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and due to the increase in the weighted-average shares of common stock outstanding.

20.	Subsequent events

2100-2400 Geng Road

In January 2018, we acquired 2100-2400 Geng Road, a four-building office campus on 11-acres with 14 in-place leases with a weighted average remaining lease term of three years, aggregating 197,498 RSF, in our Greater Stanford submarket of San Francisco for a purchase price of $136.0 million. We are evaluating options for the conversion of existing office space into office/laboratory space through redevelopment.

9965-9995 Summers Ridge Road

In January 2018, we acquired 9965-9995 Summers Ridge Road, a campus with on-site amenities, consisting of four operating properties aggregating 316,531 RSF of office/laboratory space located in our Sorrento Mesa submarket of San Diego for a purchase price of $148.7 million. The property also includes a future development opportunity for an additional 50,000 RSF building. The properties are 100% leased as of December 31, 2017, to two life science product, service, and device companies for aggregate terms of 15 years.

Forward equity sales agreements

In January 2018, we entered into forward equity sales agreements to sell an aggregate 6.9 million shares of our common stock (including the exercise of underwriters’ option to purchase an additional 900,000 shares), at a public offering price of $123.50 per share. We expect to receive net proceeds, after underwriters’ discount and issuance costs, of $817.3 million, which will be further adjusted as provided in the forward equity sales agreements. We expect to settle the forward sales agreements in 2018.

21.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Company’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2017 and 2016, and the condensed consolidating statements of operations, comprehensive income, and cash flows for the years ended December 31, 2017, 2016, and 2015, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information for Alexandria Real Estate Equities, Inc., on a consolidated basis, and consolidated amounts. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2017
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$10,298,019	$—	$10,298,019
Investments in unconsolidated real estate JVs	—	—	110,618	—	110,618
Cash and cash equivalents	130,364	9	124,008	—	254,381
Restricted cash	152	—	22,653	—	22,805
Tenant receivables	—	—	10,262	—	10,262
Deferred rent	—	—	434,731	—	434,731
Deferred leasing costs	—	—	221,430	—	221,430
Investments	—	1,655	521,599	—	523,254
Investments in and advances to affiliates	9,949,861	9,030,994	183,850	(19,164,705)	—
Other assets	45,108	—	183,345	—	228,453
Total assets	$10,125,485	$9,032,658	$12,110,515	$(19,164,705)	$12,103,953
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$771,061	$—	$771,061
Unsecured senior notes payable	3,395,804	—	—	—	3,395,804
Unsecured senior line of credit	50,000	—	—	—	50,000
Unsecured senior bank term loans	547,942	—	—	—	547,942
Accounts payable, accrued expenses, and tenant security deposits	89,928	—	673,904	—	763,832
Dividends payable	92,145	—	—	—	92,145
Total liabilities	4,175,819	—	1,444,965	—	5,620,784
Redeemable noncontrolling interests	—	—	11,509	—	11,509
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	5,949,666	9,032,658	10,132,047	(19,164,705)	5,949,666
Noncontrolling interests	—	—	521,994	—	521,994
Total equity	5,949,666	9,032,658	10,654,041	(19,164,705)	6,471,660
Total liabilities, noncontrolling interests, and equity	$10,125,485	$9,032,658	$12,110,515	$(19,164,705)	$12,103,953

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2016
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$9,077,972	$—	$9,077,972
Investments in unconsolidated real estate JVs	—	—	50,221	—	50,221
Cash and cash equivalents	30,603	—	94,429	—	125,032
Restricted cash	102	—	16,232	—	16,334
Tenant receivables	—	—	9,744	—	9,744
Deferred rent	—	—	335,974	—	335,974
Deferred leasing costs	—	—	195,937	—	195,937
Investments	—	4,440	338,037	—	342,477
Investments in and advances to affiliates	8,152,965	7,444,919	151,594	(15,749,478)	—
Other assets	45,646	—	155,551	—	201,197
Total assets	$8,229,316	$7,449,359	$10,425,691	$(15,749,478)	$10,354,888
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$1,011,292	$—	$1,011,292
Unsecured senior notes payable	2,378,262	—	—	—	2,378,262
Unsecured senior line of credit	28,000	—	—	—	28,000
Unsecured senior bank term loans	746,471	—	—	—	746,471
Accounts payable, accrued expenses, and tenant security deposits	104,044	—	627,627	—	731,671
Dividends payable	76,743	—	171	—	76,914
Total liabilities	3,333,520	—	1,639,090	—	4,972,610
Redeemable noncontrolling interests	—	—	11,307	—	11,307
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	4,895,796	7,449,359	8,300,119	(15,749,478)	4,895,796
Noncontrolling interests	—	—	475,175	—	475,175
Total equity	4,895,796	7,449,359	8,775,294	(15,749,478)	5,370,971
Total liabilities, noncontrolling interests, and equity	$8,229,316	$7,449,359	$10,425,691	$(15,749,478)	$10,354,888

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Operations
for the Year Ended December 31, 2017
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$863,181	$—	$863,181
Tenant recoveries	—	—	259,144	—	259,144
Other income (loss)	15,238	(2,575)	11,278	(18,169)	5,772
Total revenues	15,238	(2,575)	1,133,603	(18,169)	1,128,097

Expenses:
Rental operations	—	—	325,609	—	325,609
General and administrative	73,897	—	19,281	(18,169)	75,009
Interest	101,876	—	26,769	—	128,645
Depreciation and amortization	7,625	—	409,158	—	416,783
Impairment of real estate	—	—	203	—	203
Loss on early extinguishment of debt	670	—	2,781	—	3,451
Total expenses	184,068	—	783,801	(18,169)	949,700

Equity in earnings of unconsolidated real estate JVs	—	—	15,426	—	15,426
Equity in earnings of affiliates	337,923	328,230	6,384	(672,537)	—
Gain on sales of real estate – rental properties	—	—	270	—	270
Income from continuing operations	169,093	325,655	371,882	(672,537)	194,093
Gain on sales of real estate – land parcels	—	—	111	—	111
Net income	169,093	325,655	371,993	(672,537)	194,204
Net income attributable to noncontrolling interests	—	—	(25,111)	—	(25,111)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	169,093	325,655	346,882	(672,537)	169,093
Dividends on preferred stock	(7,666)	—	—	—	(7,666)
Preferred stock redemption charge	(11,279)	—	—	—	(11,279)
Net income attributable to unvested restricted stock awards	(4,753)	—	—	—	(4,753)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$145,395	$325,655	$346,882	$(672,537)	$145,395

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Operations
for the Year Ended December 31, 2016
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$673,820	$—	$673,820
Tenant recoveries	—	—	223,655	—	223,655
Other income (loss)	10,607	147	27,515	(14,038)	24,231
Total revenues	10,607	147	924,990	(14,038)	921,706

Expenses:
Rental operations	—	—	278,408	—	278,408
General and administrative	62,234	—	15,688	(14,038)	63,884
Interest	85,613	—	21,340	—	106,953
Depreciation and amortization	6,792	—	306,598	—	313,390
Impairment of real estate	—	—	209,261	—	209,261
Loss on early extinguishment of debt	3,230	—	—	—	3,230
Total expenses	157,869	—	831,295	(14,038)	975,126

Equity in earnings of unconsolidated real estate JVs	—	—	(184)	—	(184)
Equity in earnings of affiliates	81,361	47,215	959	(129,535)	—
Gain on sales of real estate – rental properties	—	—	3,715	—	3,715
(Loss) income from continuing operations	(65,901)	47,362	98,185	(129,535)	(49,889)
Gain on sales of real estate – land parcels	—	—	90	—	90
Net (loss) income	(65,901)	47,362	98,275	(129,535)	(49,799)
Net income attributable to noncontrolling interests	—	—	(16,102)	—	(16,102)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(65,901)	47,362	82,173	(129,535)	(65,901)
Dividends on preferred stock	(20,223)	—	—	—	(20,223)
Preferred stock redemption charge	(61,267)	—	—	—	(61,267)
Net income attributable to unvested restricted stock awards	(3,750)	—	—	—	(3,750)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(151,141)	$47,362	$82,173	$(129,535)	$(151,141)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Operations
for the Year Ended December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$608,824	$—	$608,824
Tenant recoveries	—	—	209,063	—	209,063
Other income (loss)	12,944	(205)	28,149	(15,301)	25,587
Total revenues	12,944	(205)	846,036	(15,301)	843,474

Expenses:
Rental operations	—	—	261,232	—	261,232
General and administrative	51,553	—	23,369	(15,301)	59,621
Interest	79,155	—	26,658	—	105,813
Depreciation and amortization	5,986	—	255,303	—	261,289
Impairment of real estate	—	—	23,250	—	23,250
Loss on early extinguishment of debt	189	—	—	—	189
Total expenses	136,883	—	589,812	(15,301)	711,394

Equity in earnings of unconsolidated real estate JVs	—	—	1,651	—	1,651
Equity in earnings of affiliates	268,156	238,691	4,704	(511,551)	—
Gain on sale of real estate – rental properties	—	—	12,426	—	12,426
Income from continuing operations	144,217	238,486	275,005	(511,551)	146,157
Loss from discontinued operations	—	—	(43)	—	(43)
Net income	144,217	238,486	274,962	(511,551)	146,114
Net income attributable to noncontrolling interests	—	—	(1,897)	—	(1,897)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	144,217	238,486	273,065	(511,551)	144,217
Dividends on preferred stock	(24,986)	—	—	—	(24,986)
Net income attributable to unvested restricted stock awards	(2,364)	—	—	—	(2,364)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$116,867	$238,486	$273,065	$(511,551)	$116,867

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2017
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$169,093	$325,655	$371,993	$(672,537)	$194,204
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	(5)	24,365	—	24,360
Reclassification adjustment for losses included in net income	—	2	6,116	—	6,118
Unrealized gains (losses) on available-for-sale equity securities, net	—	(3)	30,481	—	30,478

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	3,025	—	(188)	—	2,837
Reclassification adjustment for amortization of interest expense included in net income	1,914	—	1	—	1,915
Unrealized gains (losses) on interest rate hedge agreements, net	4,939	—	(187)	—	4,752

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	7,774	—	7,774
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	1,599	—	1,599
Unrealized gains on foreign currency translation, net	—	—	9,373	—	9,373

Total other comprehensive income (loss)	4,939	(3)	39,667	—	44,603
Comprehensive income	174,032	325,652	411,660	(672,537)	238,807
Less: comprehensive income attributable to noncontrolling interests	—	—	(25,045)	—	(25,045)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$174,032	$325,652	$386,615	$(672,537)	$213,762

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2016
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(65,901)	$47,362	$98,275	$(129,535)	$(49,799)
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	135	(79,968)	—	(79,833)
Reclassification adjustment for losses (gains) included in net income	—	(148)	(18,325)	—	(18,473)
Unrealized gains (losses) on available-for-sale equity securities, net	—	(13)	(98,293)	—	(98,306)

Unrealized gains on interest rate hedge agreements:
Unrealized interest rate hedge (losses) gains arising during the period	(1,338)	—	188	—	(1,150)
Reclassification adjustment for amortization of interest expense included in net income	5,272	—	1	—	5,273
Unrealized gains on interest rate hedge agreements, net	3,934	—	189	—	4,123

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	—	—	(2,579)	—	(2,579)
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	52,926	—	52,926
Unrealized gains on foreign currency translation, net	—	—	50,347	—	50,347

Total other comprehensive income (loss)	3,934	(13)	(47,757)	—	(43,836)
Comprehensive (loss) income	(61,967)	47,349	50,518	(129,535)	(93,635)
Less: comprehensive income attributable to noncontrolling interests	—	—	(16,102)	—	(16,102)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(61,967)	$47,349	$34,416	$(129,535)	$(109,737)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$144,217	$238,486	$274,962	$(511,551)	$146,114
Other comprehensive (loss) income
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	(21)	77,391	—	77,370
Reclassification adjustment for losses (gains) included in net income	—	1	(12,139)	—	(12,138)
Unrealized gains (losses) on available-for-sale equity securities, net	—	(20)	65,252	—	65,232

Unrealized (losses) gains on interest rate hedge agreements:
Unrealized interest rate hedge (losses) gains arising during the period	(5,516)	—	—	—	(5,516)
Reclassification adjustment for amortization of interest expense included in net income	2,707	—	—	—	2,707
Unrealized (losses) gains on interest rate hedge agreements, net	(2,809)	—	—	—	(2,809)

Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	—	—	(21,844)	—	(21,844)
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	9,236	—	9,236
Unrealized gains (losses) on foreign currency translation, net	—	—	(12,608)	—	(12,608)

Total other comprehensive (loss) income	(2,809)	(20)	52,644	—	49,815
Comprehensive income	141,408	238,466	327,606	(511,551)	195,929
Less: comprehensive income attributable to noncontrolling interests	—	—	(1,893)	—	(1,893)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$141,408	$238,466	$325,713	$(511,551)	$194,036

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2017
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$169,093	$325,655	$371,993	$(672,537)	$194,204
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,625	—	409,158	—	416,783
Loss on early extinguishment of debt	670	—	2,781	—	3,451
Impairment of real estate	—	—	203	—	203
Gain on sales of real estate – rental properties	—	—	(270)	—	(270)
Gain on sales of real estate – land parcels	—	—	(111)	—	(111)
Equity in losses of unconsolidated real estate JVs	—	—	(15,426)	—	(15,426)
Distributions of earnings from unconsolidated real estate JVs	—	—	1,618	—	1,618
Amortization of loan fees	7,627	—	3,522	—	11,149
Amortization of debt discounts (premiums)	608	—	(3,120)	—	(2,512)
Amortization of acquired below-market leases	—	—	(19,055)	—	(19,055)
Deferred rent	—	—	(107,643)	—	(107,643)
Stock compensation expense	25,610	—	—	—	25,610
Equity in earnings of affiliates	(337,923)	(328,230)	(6,384)	672,537	—
Investment gains	—	(19)	(12,333)	—	(12,352)
Investment losses	—	2,594	8,429	—	11,023
Changes in operating assets and liabilities:
Restricted cash	(50)	—	(507)	—	(557)
Tenant receivables	—	—	(502)	—	(502)
Deferred leasing costs	—	—	(62,639)	—	(62,639)
Other assets	(9,343)	—	(8,879)	—	(18,222)
Accounts payable, accrued expenses, and tenant security deposits	(10,524)	—	36,097	—	25,573
Net cash (used in) provided by operating activities	(146,607)	—	596,932	—	450,325

Investing Activities
Proceeds from sales of real estate	—	—	15,432	—	15,432
Additions to real estate	—	—	(893,685)	—	(893,685)
Purchase of real estate	—	—	(675,584)	—	(675,584)
Deposits for investing activities	—	—	(3,300)	—	(3,300)
Investments in subsidiaries	(1,458,973)	(1,257,845)	(25,872)	2,742,690	—
Acquisition of interest in unconsolidated real estate JVs	—	—	(60,291)	—	(60,291)
Contributions to unconsolidated real estate JVs	—	—	(17,876)	—	(17,876)
Return of capital from unconsolidated real estate JVs	—	—	38,576	—	38,576
Additions to investments	—	—	(171,881)	—	(171,881)
Sales of investments	—	208	30,275	—	30,483
Net cash used in investing activities	$(1,458,973)	$(1,257,637)	$(1,764,206)	$2,742,690	$(1,738,126)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2017
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$153,405	$—	$153,405
Repayments of borrowings from secured notes payable	—	—	(396,240)	—	(396,240)
Proceeds from issuance of unsecured senior notes payable	1,023,262	—	—	—	1,023,262
Borrowings from unsecured senior line of credit	3,858,000	—	—	—	3,858,000
Repayments of borrowings from unsecured senior line of credit	(3,836,000)	—	—	—	(3,836,000)
Repayments of borrowings from unsecured senior bank term loan	(200,000)	—	—	—	(200,000)
Transfer to/from parent company	64,156	1,257,646	1,420,888	(2,742,690)	—
Change in restricted cash related to financing activities	—	—	(4,914)	—	(4,914)
Payment of loan fees	(9,440)	—	(579)	—	(10,019)
Repurchases of 7.00% Series D cumulative convertible preferred stock	(17,934)	—	—	—	(17,934)
Redemption of 6.45% Series E cumulative redeemable preferred stock	(130,350)	—	—	—	(130,350)
Proceeds from the issuance of common stock	1,275,397	—	—	—	1,275,397
Dividends on common stock	(312,131)	—	—	—	(312,131)
Dividends on preferred stock	(9,619)	—	—	—	(9,619)
Contributions from and sales of noncontrolling interests	—	—	44,931	—	44,931
Distributions to and purchase of noncontrolling interests	—	—	(22,361)	—	(22,361)
Net cash provided by financing activities	1,705,341	1,257,646	1,195,130	(2,742,690)	1,415,427

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,723	—	1,723

Net increase in cash and cash equivalents	99,761	9	29,579	—	129,349
Cash and cash equivalents at beginning of period	30,603	—	94,429	—	125,032
Cash and cash equivalents at end of period	$130,364	$9	$124,008	$—	$254,381

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$85,705	$—	$26,408	$—	$112,113

Non-Cash Investing Activities:
Changes in accrued capital expenditures	$—	$—	$(11,034)	$—	$(11,034)
Contribution of real estate from noncontrolling interests	$—	$—	$8,597	$—	$8,597
Contribution of real estate to an unconsolidated real estate JV	$—	$—	$6,998	$—	$6,998

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2016
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net (loss) income	$(65,901)	$47,362	$98,275	$(129,535)	$(49,799)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,792	—	306,598	—	313,390
Loss on early extinguishment of debt	3,230	—	—	—	3,230
Impairment of real estate	—	—	209,261	—	209,261
Gain on sales of real estate – rental properties	—	—	(3,715)	—	(3,715)
Gain on sales of real estate – land parcels	—	—	(90)	—	(90)
Equity in earnings from unconsolidated real estate JVs	—	—	184	—	184
Distributions of earnings from unconsolidated real estate JVs	—	—	406	—	406
Amortization of loan fees	7,709	—	4,163	—	11,872
Amortization of debt discounts (premiums)	488	—	(988)	—	(500)
Amortization of acquired below-market leases	—	—	(5,723)	—	(5,723)
Deferred rent	—	—	(51,673)	—	(51,673)
Stock compensation expense	25,433	—	—	—	25,433
Equity in earnings of affiliates	(81,361)	(47,215)	(959)	129,535	—
Investment gains	—	(567)	(27,963)	—	(28,530)
Investment losses	—	188	11,209	—	11,397
Changes in operating assets and liabilities:
Restricted cash	(11)	—	(975)	—	(986)
Tenant receivables	—	—	(285)	—	(285)
Deferred leasing costs	—	(14)	(35,259)	—	(35,273)
Other assets	(10,191)	(1)	(1,228)	—	(11,420)
Accounts payable, accrued expenses, and tenant security deposits	5,806	(609)	125	—	5,322
Net cash (used in) provided by operating activities	(108,006)	(856)	501,363	—	392,501

Investing Activities
Proceeds from sales of real estate	—	—	123,081	—	123,081
Additions to real estate	—	—	(821,690)	—	(821,690)
Purchase of real estate	—	—	(737,900)	—	(737,900)
Deposits for investing activities	—	—	(450)	—	(450)
Investments in subsidiaries	(877,512)	(907,695)	(18,514)	1,803,721	—
Contributions to unconsolidated real estate JVs	—	—	(11,529)	—	(11,529)
Additions to investments	—	—	(102,284)	—	(102,284)
Sales of investments	—	1,251	37,695	—	38,946
Repayment of notes receivable	—	—	15,198	—	15,198
Net cash (used in) provided by investing activities	$(877,512)	$(906,444)	$(1,516,393)	$1,803,721	$(1,496,628)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2016
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$291,400	$—	$291,400
Repayments of borrowings from secured notes payable	—	—	(310,903)	—	(310,903)
Proceeds from issuance of unsecured senior notes payable	348,604	—	—	—	348,604
Borrowings from unsecured senior line of credit	4,117,000	—	—	—	4,117,000
Repayments of borrowings from unsecured senior line of credit	(4,240,000)	—	—	—	(4,240,000)
Repayment of borrowings from unsecured senior bank term loan	(200,000)	—	—	—	(200,000)
Transfer to/from parent company	8,346	907,300	888,075	(1,803,721)	—
Change in restricted cash related to financing activities	—	—	11,746	—	11,746
Payment of loan fees	(12,401)	—	(4,280)	—	(16,681)
Repurchases of 7.00% Series D cumulative convertible preferred stock	(206,826)	—	—	—	(206,826)
Proceeds from the issuance of common stock	1,432,177	—	—	—	1,432,177
Dividends on common stock	(240,347)	—	—	—	(240,347)
Dividends on preferred stock	(22,414)	—	—	—	(22,414)
Financing costs paid for sales of noncontrolling interests	—	—	(10,044)	—	(10,044)
Contributions from and sales of noncontrolling interests	—	—	221,487	—	221,487
Distributions to and purchases of noncontrolling interests	—	—	(69,678)	—	(69,678)
Net cash provided by financing activities	984,139	907,300	1,017,803	(1,803,721)	1,105,521

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,460)	—	(1,460)

Net (decrease) increase in cash and cash equivalents	(1,379)	—	1,313	—	(66)
Cash and cash equivalents at beginning of period	31,982	—	93,116	—	125,098
Cash and cash equivalents at end of period	$30,603	$—	$94,429	$—	$125,032

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$67,066	$—	$17,841	$—	$84,907

Non-Cash Investing Activities:
Assumption of secured notes payable in connection with purchase of real estate	$—	$—	$(203,000)	$—	$(203,000)
Changes in accrued construction	$—	$—	$76,848	$—	$76,848
Payable for purchase of real estate	$—	$—	$(56,800)	$—	$(56,800)
Distribution of real estate in connection with purchase of remaining 49% interest in real estate joint venture with Uber Technologies, Inc.	$—	$—	$(25,546)	$—	$(25,546)
Consolidation of previously unconsolidated real estate JV	$—	$—	$87,930	$—	$87,930
Net investment in direct financing lease	$—	$—	$36,975	$—	$36,975

Non-Cash Financing Activities:
Redemption of redeemable noncontrolling interests	$—	$—	$(5,000)	$—	$(5,000)
Contribution from redeemable noncontrolling interest	$—	$—	$2,264	$—	$2,264

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$144,217	$238,486	$274,962	$(511,551)	$146,114
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,986	—	255,303	—	261,289
Loss on early extinguishment of debt	189	—	—	—	189
Impairment of real estate	—	—	23,250	—	23,250
Gain on sales of real estate – rental properties	—	—	(12,426)	—	(12,426)
Equity in earnings from unconsolidated real estate JVs	—	—	(1,651)	—	(1,651)
Distributions of earnings from unconsolidated real estate JVs	—	—	873	—	873
Amortization of loan fees	7,605	—	3,398	—	11,003
Amortization of debt discounts (premiums)	337	—	(709)	—	(372)
Amortization of acquired below-market leases	—	—	(6,118)	—	(6,118)
Deferred rent	—	—	(47,483)	—	(47,483)
Stock compensation expense	17,512	—	—	—	17,512
Equity in earnings of affiliates	(268,156)	(238,691)	(4,704)	511,551	—
Investment gains	—	—	(35,035)	—	(35,035)
Investment losses	—	346	15,747	—	16,093
Changes in operating assets and liabilities:
Restricted cash	(24)	—	84	—	60
Tenant receivables	—	—	7	—	7
Deferred leasing costs	—	—	(65,415)	—	(65,415)
Other assets	(10,797)	—	1,718	—	(9,079)
Accounts payable, accrued expenses, and tenant security deposits	28,078	8	15,714	—	43,800
Net cash (used in) provided by operating activities	(75,053)	149	417,515	—	342,611

Investing Activities
Proceeds from sales of real estate	—	—	129,799	—	129,799
Additions to real estate	—	—	(564,206)	—	(564,206)
Purchase of real estate	—	—	(248,933)	—	(248,933)
Deposit for investing activities	—	—	(5,501)	—	(5,501)
Investments in subsidiaries	(51,070)	44,687	1,374	5,009	—
Contributions to unconsolidated real estate JVs	—	—	(9,027)	—	(9,027)
Additions to investments	—	—	(95,945)	—	(95,945)
Sales of investments	—	6	67,130	—	67,136
Repayment of notes receivable	—	—	4,282	—	4,282
Net cash (used in) provided by investing activities	$(51,070)	$44,693	$(721,027)	$5,009	$(722,395)

21.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2015
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$169,754	$—	$169,754
Repayments of borrowings from secured notes payable	—	—	(89,815)	—	(89,815)
Proceeds from issuance of unsecured senior notes payable	298,872	—	—	—	298,872
Borrowings from unsecured senior line of credit	2,145,000	—	—	—	2,145,000
Repayments of borrowings from unsecured senior line of credit	(2,298,000)	—	—	—	(2,298,000)
Repayments of borrowings from unsecured senior bank term loan	(25,000)	—	—	—	(25,000)
Transfer to/from parent company	155,194	(44,905)	(105,280)	(5,009)	—
Change in restricted cash related to financings	—	—	3,842	—	3,842
Payment of loan fees	(5,825)	—	(4,759)	—	(10,584)
Proceeds from the issuance of common stock	78,463	—	—	—	78,463
Dividends on common stock	(218,104)	—	—	—	(218,104)
Dividends on preferred stock	(24,986)	—	—	—	(24,986)
Contributions from and sales of noncontrolling interests	—	—	453,750	—	453,750
Distributions to and purchases of noncontrolling interests	—	—	(64,066)	—	(64,066)
Net cash (used in) provided by financing activities	105,614	(44,905)	363,426	(5,009)	419,126

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(255)	—	(255)

Net (decrease) increase in cash and cash equivalents	(20,509)	(63)	59,659	—	39,087
Cash and cash equivalents at beginning of period	52,491	63	33,457	—	86,011
Cash and cash equivalents at end of period	$31,982	$—	$93,116	$—	$125,098

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$70,946	$—	$22,910	$—	$93,856

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$(10,070)	$—	$(10,070)
Assumption of secured notes payable in connection with purchase of real estate	$—	$—	$(82,000)	$—	$(82,000)

Non-Cash Financing Activities:
Payable for purchase of noncontrolling interest	$—	$—	$(51,092)	$—	$(51,092)

Schedule III

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2017
(Dollars in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
Alexandria Center® at Kendall Square	Greater Boston	$339,845	(4) (5)	$279,668	$205,491	$1,333,658	$279,668	$1,539,149	$1,818,817	$(137,827)	$1,680,990	2000-2017	2005-2015
325 Binney Street	Greater Boston	—		81,440	47	5,764	81,440	5,811	87,251	—	87,251	N/A	2017
Alexandria Technology Square®	Greater Boston	—		—	619,658	206,529	—	826,187	826,187	(204,557)	621,630	2001-2012	2006
Alexandria Center® at One Kendall Square	Greater Boston	219,068		265,614	483,769	38,142	265,614	521,911	787,525	(33,700)	753,825	Various	2016
480 and 500 Arsenal Street	Greater Boston	—		9,773	12,773	81,834	9,773	94,607	104,380	(35,410)	68,970	2001/2003	2000/2001
640 Memorial Drive	Greater Boston	84,828		—	174,878	214	—	175,092	175,092	(21,676)	153,416	2011	2015
780 and 790 Memorial Drive	Greater Boston	—		—	—	49,396	—	49,396	49,396	(21,460)	27,936	2002	2001
167 Sidney Street and 99 Erie Street	Greater Boston	—		—	12,613	13,605	—	26,218	26,218	(5,998)	20,220	2006/2012	2005/2006
79/96 13th Street (Charlestown Navy Yard)	Greater Boston	—		—	6,247	8,671	—	14,918	14,918	(4,506)	10,412	2012	1998
Alexandria Park at 128	Greater Boston	—		10,439	41,596	74,923	10,439	116,519	126,958	(37,413)	89,545	1997-2010	1998-2008
225 Second Avenue	Greater Boston	—		2,925	14,913	39,727	2,925	54,640	57,565	(4,509)	53,056	2014	2014
266 and 275 Second Avenue	Greater Boston	—		14,161	55,081	3,204	14,161	58,285	72,446	(1,675)	70,771	2017	2017
19 Presidential Way	Greater Boston	—		12,833	27,333	15,331	12,833	42,664	55,497	(10,460)	45,037	1999	2005
100 Beaver Street	Greater Boston	—		1,466	9,046	12,601	1,466	21,647	23,113	(5,800)	17,313	2006	2005
285 Bear Hill Road	Greater Boston	—		422	3,538	6,844	422	10,382	10,804	(1,911)	8,893	2013	2011
111 and 130 Forbes Boulevard	Greater Boston	—		3,146	15,725	2,998	3,146	18,723	21,869	(5,333)	16,536	2006	2007/2006
20 Walkup Drive	Greater Boston	—		2,261	7,099	9,029	2,261	16,128	18,389	(2,956)	15,433	2012	2006
30 Bearfoot Road	Greater Boston	—		1,220	22,375	44	1,220	22,419	23,639	(14,387)	9,252	2000	2005
Alexandria Center® for Science & Technology	San Francisco	—		93,813	210,211	393,245	93,813	603,456	697,269	(106,038)	591,231	2007-2014	2004-2011
1455 and 1515 Third Street	San Francisco	—		117,637	—	—	117,637	—	117,637	—	117,637	N/A	2016
510 Townsend Street	San Francisco	—		52,105	—	157,309	52,105	157,309	209,414	(797)	208,617	2017	2014
88 Bluxome Street	San Francisco	—		148,551	21,514	15,338	148,551	36,852	185,403	(2,307)	183,096	N/A	2017
505 Brannan Street	San Francisco	—		31,710	2,540	104,903	31,710	107,443	139,153	(604)	138,549	2017	2015
213, 249, 259, 269, and 279 East Grand Avenue	San Francisco	—		59,199	—	272,720	59,199	272,720	331,919	(27,224)	304,695	Various	2004
Alexandria Technology Center® – Gateway	San Francisco	—		45,425	121,059	20,465	45,425	141,524	186,949	(48,079)	138,870	2000-2006	2002-2006
701 Gateway Boulevard	San Francisco	—		25,580	47,835	—	25,580	47,835	73,415	—	73,415	1998	2017
400 and 450 East Jamie Court	San Francisco	—		—	—	112,911	—	112,911	112,911	(35,180)	77,731	2012	2002
500 Forbes Boulevard	San Francisco	—		35,596	69,091	17,439	35,596	86,530	122,126	(22,812)	99,314	2001	2007
7000 Shoreline Court	San Francisco	—		7,038	39,704	13,734	7,038	53,438	60,476	(15,544)	44,932	2001	2004

Schedule III (continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
341 and 343 Oyster Point Boulevard	San Francisco	$—		$7,038	$—	$33,486	$7,038	$33,486	$40,524	$(15,678)	$24,846	2009/2013	2000
849/863 Mitten Road/866 Malcolm Road	San Francisco	—		3,211	8,665	22,231	3,211	30,896	34,107	(10,962)	23,145	2012	1998
960 Industrial Road	San Francisco	—		60,209	5,104	3,942	60,209	9,046	69,255	(1,020)	68,235	N/A	2017
825 and 835 Industrial Road	San Francisco	—		87,566	—	4,594	87,566	4,594	92,160	—	92,160	N/A	2017
2425 Garcia Avenue & 2400/2450 Bayshore Parkway	San Francisco	773		1,512	21,323	26,192	1,512	47,515	49,027	(20,040)	28,987	2008	1999
3165 Porter Drive	San Francisco	—		—	19,154	2,130	—	21,284	21,284	(7,305)	13,979	2002	2003
1450 Page Mill Road	San Francisco	—		—	84,467	83	—	84,550	84,550	(1,259)	83,291	2017	2017
3350 West Bayshore Road	San Francisco	—		4,800	6,693	11,365	4,800	18,058	22,858	(4,871)	17,987	1982	2005
2625/2627/2631 Hanover Street	San Francisco	—		—	6,628	11,799	—	18,427	18,427	(9,039)	9,388	2000	1999
201 Haskins Way	San Francisco	—		32,245	1,287	5,591	32,245	6,878	39,123	(163)	38,960	N/A	2017
Alexandria Center® for Life Science	New York City	—		—	—	828,801	—	828,801	828,801	(111,368)	717,433	2010-2016	2006
ARE Spectrum	San Diego	—		32,361	80,957	195,383	32,361	276,340	308,701	(36,512)	272,189	2008/2015/2017	2007/2017
ARE Torrey Ridge	San Diego	—		22,124	152,840	21,763	22,124	174,603	196,727	(7,903)	188,824	2003/2004	2016
ARE Sunrise	San Diego	—		6,118	17,947	80,960	6,118	98,907	105,025	(39,090)	65,935	2000-2015	1994-2000
ARE Nautilus	San Diego	—		6,684	27,600	114,932	6,684	142,532	149,216	(33,888)	115,328	2010-2012	1994-1997
3545 Cray Court	San Diego	34,652		7,056	53,944	142	7,056	54,086	61,142	(19,258)	41,884	1998	2014
11119 North Torrey Pines Road	San Diego	20,825	(5)	9,994	37,099	32,940	9,994	70,039	80,033	(15,867)	64,166	2012	2007
5200 Illumina Way	San Diego	—		38,340	96,606	193,889	38,340	290,495	328,835	(32,584)	296,251	2004-2016	2010
Campus Pointe by Alexandria	San Diego	—		48,644	211,125	253,393	48,644	464,518	513,162	(78,168)	434,994	1991/1997/2016	2010/2015/2017
ARE Towne Centre	San Diego	—		8,539	18,850	62,514	8,539	81,364	89,903	(46,086)	43,817	2000-2010	1999
ARE Esplanade	San Diego	10,862	(5)	9,682	29,991	89,121	9,682	119,112	128,794	(17,652)	111,142	1989-2016	1998-2011
5810/5820 and 6138/6150 Nancy Ridge Drive	San Diego	—		5,476	28,682	12,482	5,476	41,164	46,640	(14,187)	32,453	2000-2001	2003-2004
ARE Portola	San Diego	—		6,991	25,153	28,173	6,991	53,326	60,317	(8,037)	52,280	2005-2012	2007
10121 and 10151 Barnes Canyon Road	San Diego	—		4,608	5,100	19,187	4,608	24,287	28,895	(2,025)	26,870	1988/2014	2013
7330 Carroll Road	San Diego	—		2,650	19,878	1,876	2,650	21,754	24,404	(4,004)	20,400	2007	2010
5871 Oberlin Drive	San Diego	—		1,349	8,016	3,860	1,349	11,876	13,225	(1,850)	11,375	2004	2010
Vista Wateridge I & II	San Diego	—		3,286	—	685	3,286	685	3,971	—	3,971	N/A	2017
11025, 11035, 11045, 11055, 11065, and 11075 Roselle Street	San Diego	—		4,156	11,571	27,795	4,156	39,366	43,522	(9,439)	34,083	2006/2008/2014	1997/2000/2014
3985, 4025, 4031, and 4045 Sorrento Valley Boulevard	San Diego	—		4,323	22,846	8,986	4,323	31,832	36,155	(19,605)	16,550	2007	2010/2014
13112 Evening Creek Drive	San Diego	—		7,393	27,950	186	7,393	28,136	35,529	(11,074)	24,455	2007	2007
400 Dexter Avenue North	Seattle	—		11,342	—	199,890	11,342	199,890	211,232	(4,535)	206,697	2017	2007
1201 and 1208 Eastlake Avenue	Seattle	55,070	(5)	5,810	47,149	14,966	5,810	62,115	67,925	(29,501)	38,424	1997	2002
1616 Eastlake Avenue	Seattle	—		6,940	—	95,292	6,940	95,292	102,232	(27,463)	74,769	2013	2003
1551 Eastlake Avenue	Seattle	—		8,525	20,064	42,467	8,525	62,531	71,056	(12,302)	58,754	2012	2004
199 East Blaine Street	Seattle	—		6,528	—	72,260	6,528	72,260	78,788	(16,264)	62,524	2010	2004

Schedule III (continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances		Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
219 Terry Avenue North	Seattle	$—		$1,819	$2,302	$19,703	$1,819	$22,005	$23,824	$(5,476)	$18,348	2012	2007
1600 Fairview Avenue	Seattle	—		2,212	6,788	6,081	2,212	12,869	15,081	(3,606)	11,475	2007	2005
1818 Fairview Ave	Seattle	—		—	8,444	24,238	—	32,682	32,682	(97)	32,585	N/A	2015
3000/3018 Western Avenue	Seattle	—		1,432	7,497	23,837	1,432	31,334	32,766	(10,416)	22,350	2000	1998
410 West Harrison/410 Elliott Avenue West	Seattle	—		3,857	1,989	11,229	3,857	13,218	17,075	(4,749)	12,326	2008/2006	2004
9800 Medical Center Drive	Maryland	—		12,401	99,696	107,746	12,401	207,442	219,843	(58,025)	161,818	2010-2013	2004
9900 Medical Center Drive	Maryland	—		2,027	4,787	825	2,027	5,612	7,639	(10)	7,629	1985	2017
9920 Medical Center Drive	Maryland	—		5,791	8,060	1,352	5,791	9,412	15,203	(2,771)	12,432	2002	2004
1330 Piccard Drive	Maryland	—		2,800	11,533	34,254	2,800	45,787	48,587	(15,922)	32,665	2005	1997
1500 and 1550 East Gude Drive	Maryland	—		1,523	7,731	6,326	1,523	14,057	15,580	(5,935)	9,645	2003/1995	1997
14920 and 15010 Broschart Road	Maryland	—		4,904	15,846	4,555	4,904	20,401	25,305	(4,780)	20,525	1998/1999	2010/2004
1405 Research Boulevard	Maryland	—		899	21,946	11,735	899	33,681	34,580	(12,840)	21,740	2006	1997
5 Research Place	Maryland	—		1,466	5,708	28,383	1,466	34,091	35,557	(11,535)	24,022	2010	2001
12301 Parklawn Drive	Maryland	—		1,476	7,267	1,127	1,476	8,394	9,870	(2,520)	7,350	2007	2004
5 Research Court	Maryland	—		1,647	13,258	8,774	1,647	22,032	23,679	(13,790)	9,889	2007	2004
Alexandria Technology Center® – Gaithersburg I	Maryland	—		10,183	59,641	27,783	10,183	87,424	97,607	(29,368)	68,239	1992-2009	1997-2004
Alexandria Technology Center® – Gaithersburg II	Maryland	—		4,531	21,594	38,086	4,531	59,680	64,211	(25,355)	38,856	2000-2003	1997-2000
401 Professional Drive	Maryland	—		1,129	6,941	8,713	1,129	15,654	16,783	(5,916)	10,867	2007	1996
950 Wind River Lane	Maryland	—		2,400	10,620	1,050	2,400	11,670	14,070	(2,724)	11,346	2009	2010
620 Professional Drive	Maryland	5,138	(5)	784	4,705	7,352	784	12,057	12,841	(3,821)	9,020	2012	2005
8000/9000/10000 Virginia Manor Road	Maryland	—		—	13,679	6,842	—	20,521	20,521	(9,478)	11,043	2003	1998
14225 Newbrook Drive	Maryland	—		4,800	27,639	11,562	4,800	39,201	44,001	(15,414)	28,587	2006	1997
Alexandria Technology Center® – Alston	Research Triangle Park	—		1,430	17,482	29,628	1,430	47,110	48,540	(20,864)	27,676	1985-2009	1998
Alexandria Center® for AgTech – RTP	Research Triangle Park	—		2,000	6,756	3,991	2,000	10,747	12,747	—	12,747	Various	2017
108/110/112/114 TW Alexander Drive	Research Triangle Park	—		—	376	42,382	—	42,758	42,758	(16,477)	26,281	2000	1999
Alexandria Innovation Center® – Research Triangle Park	Research Triangle Park	—		1,065	21,218	27,769	1,065	48,987	50,052	(14,951)	35,101	2005-2008	2000
6 Davis Drive	Research Triangle Park	—		9,029	10,712	10,767	9,029	21,479	30,508	(12,003)	18,505	2012	2012
7 Triangle Drive	Research Triangle Park	—		701	—	32,381	701	32,381	33,082	(5,518)	27,564	2011	2005
2525 East NC Highway 54	Research Triangle Park	—		713	12,827	19,891	713	32,718	33,431	(5,705)	27,726	1995	2004
407 Davis Drive	Research Triangle Park	—		1,229	17,733	46	1,229	17,779	19,008	(2,325)	16,683	1998	2013
601 Keystone Park Drive	Research Triangle Park	—		785	11,546	6,524	785	18,070	18,855	(4,704)	14,151	2009	2006
6040 George Watts Hill Drive	Research Triangle Park	—		—	—	26,356	—	26,356	26,356	(1,537)	24,819	2015	2014
5 Triangle Drive	Research Triangle Park	—		161	3,409	6,651	161	10,060	10,221	(4,289)	5,932	1981	1998
6101 Quadrangle Drive	Research Triangle Park	—		951	3,982	11,084	951	15,066	16,017	(2,451)	13,566	2012	2008

Schedule III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
Canada	Canada	$—	$10,350	$43,884	$13,760	$10,350	$57,644	$67,994	$(17,888)	$50,106	2004	2005/2007
Various	Various	—	61,204	56,092	167,694	61,204	223,786	284,990	(45,388)	239,602	Various	Various
Total – North America		771,061	1,925,221	3,894,513	6,324,411	1,925,221	10,218,924	12,144,145	(1,875,810)	10,268,335
Asia		—	—	—	34,110	—	34,110	34,110	(4,426)	29,684	2015	2008
		$771,061	$1,925,221	$3,894,513	$6,358,521	$1,925,221	$10,253,034	$12,178,255	$(1,880,236)	$10,298,019

Schedule III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2017
(Dollars in thousands)

(1)	The aggregate cost of real estate for federal income tax purposes is not materially different from the cost basis under GAAP (unaudited).

(2)	The depreciable life for buildings and improvements ranges from up to 40 years, up to 20 years for land improvements, and the term of the respective lease for tenant improvements.

(3)	Represents the later of the date of original construction or the date of the latest renovation.

(4)	Represents $15,822 related to the loan in footnote (5) and $324,023 of other debt.

(5)	Loan of $107,717 secured by six properties identified by this reference.

Schedule III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2017
(In thousands)

A summary of activity of consolidated investments in real estate and accumulated depreciation is as follows:

	December 31,
Real Estate	2017	2016	2015
Balance at beginning of period	$10,632,518	$8,945,261	$8,228,855
Acquisitions (including real estate, land, and joint venture consolidation)	707,522	1,078,959	436,480
Additions to real estate	881,463	914,178	395,555
Deductions (including dispositions and direct financing lease)	(43,248)	(305,880)	(115,629)
Balance at end of period	$12,178,255	$10,632,518	$8,945,261

	December 31,
Accumulated Depreciation	2017	2016	2015
Balance at beginning of period	$1,554,546	$1,315,339	$1,120,245
Depreciation expense on properties	348,064	265,387	214,041
Sale of properties	(22,374)	(26,180)	(18,947)
Balance at end of period	$1,880,236	$1,554,546	$1,315,339