Form 10-Q
period 2018-03-31
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2018-05-01
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 16, 2018, 102,982,599 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Investments in real estate	$10,671,227	$10,298,019
Investments in unconsolidated real estate joint ventures	169,865	110,618
Cash and cash equivalents	221,645	254,381
Restricted cash	37,337	22,805
Tenant receivables	11,258	10,262
Deferred rent	467,112	434,731
Deferred leasing costs	226,803	221,430
Investments	724,310	523,254
Other assets	291,639	228,453
Total assets	$12,821,196	$12,103,953

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$775,689	$771,061
Unsecured senior notes payable	3,396,912	3,395,804
Unsecured senior line of credit	490,000	50,000
Unsecured senior bank term loans	548,197	547,942
Accounts payable, accrued expenses, and tenant security deposits	783,986	763,832
Dividends payable	93,065	92,145
Total liabilities	6,087,849	5,620,784

Commitments and contingencies

Redeemable noncontrolling interests	10,212	11,509

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock	74,386	74,386
Common stock	1,007	998
Additional paid-in capital	6,117,976	5,824,258
Accumulated other comprehensive income	1,228	50,024
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	6,194,597	5,949,666
Noncontrolling interests	528,538	521,994
Total equity	6,723,135	6,471,660
Total liabilities, noncontrolling interests, and equity	$12,821,196	$12,103,953

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental	$244,485	$207,193
Tenant recoveries	73,170	61,346
Other income	2,484	2,338
Total revenues	320,139	270,877

Expenses:
Rental operations	91,771	77,087
General and administrative	22,421	19,229
Interest	36,915	29,784
Depreciation and amortization	114,219	97,183
Loss on early extinguishment of debt	—	670
Total expenses	265,326	223,953

Equity in earnings of unconsolidated real estate joint ventures	1,144	361
Investment income	85,561	—
Gain on sale of real estate – rental property	—	270
Net income	141,518	47,555
Net income attributable to noncontrolling interests	(5,888)	(5,844)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	135,630	41,711
Dividends on preferred stock	(1,302)	(3,784)
Preferred stock redemption charge	—	(11,279)
Net income attributable to unvested restricted stock awards	(1,941)	(987)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$132,387	$25,661

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$1.33	$0.29
Diluted	$1.32	$0.29

Dividends declared per share of common stock	$0.90	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$141,518	$47,555
Other comprehensive income
Unrealized gains on public investments:
Unrealized holding gains arising during the period	—	10,421
Reclassification adjustment for losses included in net income	—	133
Unrealized gains on public investments, net	—	10,554

Unrealized gains on interest rate hedge agreements:
Unrealized interest rate hedge gains arising during the period	1,982	1,217
Reclassification adjustment for amortization of interest (income) expense included in net income	(678)	905
Unrealized gains on interest rate hedge agreements, net	1,304	2,122

Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(329)	1,012
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	2,421
Unrealized (losses) gains on foreign currency translation, net	(329)	3,433

Total other comprehensive income	975	16,109
Comprehensive income	142,493	63,664
Less: comprehensive income attributable to noncontrolling interests	(5,888)	(5,848)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$136,605	$57,816

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2017	$74,386	99,783,686	$998	$5,824,258	$—	$50,024	$521,994	$6,471,660	$11,509
Net income	—	—	—	—	135,630	—	5,674	141,304	214
Total other comprehensive income	—	—	—	—	—	975	—	975	—
Reclassification of cumulative net unrealized gains on non-real estate investments upon adoption of new ASU on financial instruments	—	—	—	—	140,521	(49,771)	—	90,750	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	—	(1,297)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,709)	(5,709)	(214)
Contributions from noncontrolling interests	—	—	—	—	—	—	6,579	6,579	—
Issuance of common stock	—	843,600	8	99,361	—	—	—	99,369	—
Issuance pursuant to stock plan	—	69,075	1	11,488	—	—	—	11,489	—
Dividends declared on common stock	—	—	—	—	(91,980)	—	—	(91,980)	—
Dividends declared on preferred stock	—	—	—	—	(1,302)	—	—	(1,302)	—
Reclassification for cumulative distributions in excess of earnings	—	—	—	182,869	(182,869)	—	—	—	—
Balance as of March 31, 2018	$74,386	100,696,361	$1,007	$6,117,976	$—	$1,228	$528,538	$6,723,135	$10,212

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$141,518	$47,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,219	97,183
Loss on early extinguishment of debt	—	670
Gain on sale of real estate – rental property	—	(270)
Equity in earnings of unconsolidated real estate joint ventures	(1,144)	(361)
Distributions of earnings from unconsolidated real estate joint ventures	144	125
Amortization of loan fees	2,543	2,895
Amortization of debt premiums	(575)	(596)
Amortization of acquired below-market leases	(6,170)	(5,359)
Deferred rent	(32,631)	(35,592)
Stock compensation expense	7,248	5,252
Investment income	(85,561)	(1,487)
Changes in operating assets and liabilities:
Tenant receivables	(988)	(235)
Deferred leasing costs	(13,819)	(16,072)
Other assets	(14,279)	(3,987)
Accounts payable, accrued expenses, and tenant security deposits	18,416	17,923
Net cash provided by operating activities	128,921	107,644

Investing Activities
Proceeds from sales of real estate	—	2,827
Additions to real estate	(206,404)	(218,473)
Purchases of real estate	(303,156)	(217,643)
Deposits for investing activities	(7,786)	3,200
Acquisitions of interests in unconsolidated real estate joint ventures	(35,922)	—
Investments in unconsolidated real estate joint ventures	(22,325)	—
Additions to investments	(50,287)	(43,974)
Sales of investments	27,842	5,707
Net cash used in investing activities	$(598,038)	$(468,356)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2018	2017
Financing Activities
Borrowings from secured notes payable	$6,142	$73,401
Repayments of borrowings from secured notes payable	(1,189)	(829)
Proceeds from issuance of unsecured senior notes payable	—	424,384
Borrowings from unsecured senior line of credit	1,035,000	1,139,000
Repayments of borrowings from unsecured senior line of credit	(595,000)	(1,167,000)
Repayments of borrowings from unsecured senior bank term loans	—	(200,000)
Payment of loan fees	—	(4,335)
Repurchase of 7.00% Series D cumulative convertible preferred stock	—	(17,934)
Proceeds from the issuance of common stock	99,369	217,759
Dividends on common stock	(91,060)	(73,705)
Dividends on preferred stock	(1,302)	(3,617)
Contributions from noncontrolling interests	6,579	6,888
Distributions to and purchases of noncontrolling interests	(7,220)	(5,322)
Net cash provided by financing activities	451,319	388,690

Effect of foreign exchange rate changes on cash and cash equivalents	(406)	185

Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,204)	28,163
Cash, cash equivalents, and restricted cash as of the beginning of period	277,186	141,366
Cash, cash equivalents, and restricted cash as of the end of period	$258,982	$169,529

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$35,493	$30,080

Non-Cash Investing Activities:
Change in accrued construction	$19,565	$(1,693)

Non-Cash Financing Activities:
Payable for redemption of preferred stock	$—	$130,000

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

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10‑K for the year ended December 31, 2017. Any references to our market capitalization, number or quality of buildings, quality of location, square footage, number of leases, occupancy percentage, and tenants, and any amounts derived from these values in the notes to consolidated financial statements, are outside the scope of our independent registered public accounting firm’s interim review.

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

Variable interest model

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits – that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) we have the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for information on specific joint ventures that qualify as VIEs. If we have a variable interest in a VIE but we are not the primary beneficiary, we account for our investment using the equity method of accounting.

Voting model

If a legal entity fails to meet any of the three characteristics of a VIE (due to insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that other equity holders do not have substantive participating rights. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for further information on our unconsolidated real estate joint ventures that qualify for evaluation under the voting model.

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

Investments in real estate

Evaluation of business combination or asset acquisition

We evaluate each acquisition of real estate or in-substance real estate (including equity interests in entities that predominantly hold real estate assets) to determine whether the integrated set of assets and activities acquired meets the definition of a business and need to be accounted as a business combination. An acquisition of an integrated set of assets and activities that does not meet the definition of a business is accounted for as an asset acquisition. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

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

2.	Summary of significant accounting policies (continued)

An acquired process is considered substantive if:

•	The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce) that is skilled, knowledgeable, and experienced in performing the process;

•	The process cannot be replaced without significant cost, effort, or delay; or

•	The process is considered unique or scarce.

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

Acquisitions of real estate and in-substance real estate that do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain. Additionally, because the accounting model for asset acquisitions is a cost accumulation model, preexisting interests in the acquired assets, if any, are not remeasured to fair value but continue to be accounted for at their historical cost. Direct acquisition costs are capitalized if an asset acquisition is probable. If we determine that an asset acquisition is no longer probable, no new costs are capitalized and all capitalized costs that are not recoverable are expensed.

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

2.	Summary of significant accounting policies (continued)

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

Whenever a foreign investment meets the criteria for classification as held for sale, we evaluate the recoverability of the investment under the held for sale impairment model. We may recognize an impairment charge if the carrying amount of the investment exceeds its fair value less cost to sell. In determining an investment’s carrying amount, we consider its net book value and any cumulative unrealized foreign currency translation adjustment related to the investment.

The appropriate amounts of foreign exchange rate gains or losses classified in accumulated other comprehensive income are reclassified to net income when realized upon the sale of our investment or upon the complete or substantially complete liquidation of our investment.

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science and technology industries. As a REIT, we generally limit our ownership percentage in the voting stock of each individual entity to less than 10%.

Prior to January 1, 2018

Prior to the adoption of a new ASU on financial instruments effective January 1, 2018, all of our equity investments in actively traded public companies were considered available-for-sale and were reflected in the accompanying consolidated balance sheets at fair value. Fair value was determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of other comprehensive income within equity (excluded from net income). The classification of each investment was determined at the time each investment was made, and such determination was reevaluated at each balance sheet date. The cost of each investment sold was determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of operations. Investments in privately held entities were generally accounted for under the cost method when our interest in the entity was so minor that we had virtually no influence over the entity’s operating and financial policies. Investments in privately held entities were accounted for under the equity method unless our interest in the entity was deemed to be so minor that we had virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognized our investment initially at cost and adjusted the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

We periodically assessed our investments in available-for-sale equity securities and privately held companies accounted for under the cost method for other-than-temporary impairment. We monitored each of our investments throughout the year for new developments, including operating results, results of clinical trials, capital-raising events, and merger and acquisition activities. Individual investments were evaluated for impairment when changes in conditions indicated an impairment may exist. The factors that we considered in making these assessments included, but were not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements. If an unrealized loss related to an available-for-sale equity security was determined to be other-than-temporary, such unrealized loss was reclassified from other comprehensive income within equity into earnings. For a cost method investment, if a decline in the fair value of an investment below its carrying value was determined to be other-than-temporary, such investment was written down to its estimated fair value with a charge to earnings. If there were no identified events or changes in circumstances that might have had an adverse effect on our cost method investments, we did not estimate the investment’s fair value.

2.	Summary of significant accounting policies (continued)

Effective January 1, 2018

Beginning on January 1, 2018, under the new ASU, equity investments (except those accounted for under the equity method and those that result in consolidation of the investee) are measured at fair value, with changes in fair value recognized in net income, as follows:

•
Investments in publicly traded companies are classified as investments with readily determinable fair values. These investments are carried at fair value, with changes in fair value recognized through earnings, rather than other comprehensive income within equity. The fair values for our investments in publicly traded companies continue to be determined based on sales prices/quotes available on securities exchanges, or published prices that serve as the basis for current transactions.

•	Investments in privately held entities without readily determinable fair values fall into two categories:

•
Investments in privately held entities that report net asset value per share (“NAV”), such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient with changes in fair value recognized in net income.

•
Investments in privately held entities that do not report NAV are accounted for using a measurement alternative which allows these investments to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

For investments in privately held entities that do not report NAV, an observable price is a price observed in an orderly transaction for an identical or similar investment of the same issuer. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period including subsequent equity offerings or other reported equity transactions. For these transactions to be considered observable price changes, we evaluate whether the investments have similar rights and obligations including voting rights, distribution preferences, conversion rights, and other factors to the investments we hold.

Investments in privately held entities that do not report NAV will continue to be evaluated on the basis of a qualitative assessment for indicators of impairment, utilizing the same monitoring criteria described above. If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment loss, without consideration as to whether the impairment is other-than-temporary, in an amount equal to the investment’s carrying value in excess of its estimated fair value.

Investments in privately held entities will continue to be accounted for under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we continue to recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

Initial adoption of new ASU

On January 1, 2018, we recognized the following adjustments upon adoption of the new ASU:

•	For investments in publicly traded companies, reclassification of unrealized gains as of December 31, 2017, aggregating $49.8 million, from accumulated other comprehensive income to retained earnings.

•	For investments in privately held entities without readily determinable fair values that were previously accounted for under the cost method:

•
Adjustment to investments for unrealized gains aggregating $90.8 million related to investments in privately held entities that report NAV, representing the difference between fair value as of December 31, 2017, using NAV as a practical expedient, and the carrying value of the investments as of December 31, 2017, with a corresponding adjustment to retained earnings.

•
No adjustment was required for investments in privately held entities that do not report NAV. The ASU requires a prospective transition approach for investments in privately held entities that do not report NAV. The FASB clarified that it would be difficult for entities to determine the last observable transaction price existing prior to the adoption of this ASU. Therefore, unlike our investments in privately held entities that report NAV that were adjusted to reflect fair values upon adoption of the new ASU, our investments in privately held entities that do not report NAV were not retrospectively adjusted to fair values upon adoption. As such, any initial valuation adjustments made for investments in privately held entities that do not report NAV subsequent to January 1, 2018 as a result of future observable price changes will include recognition of cumulative unrealized gains or losses equal to the difference between the carrying basis of the investment and the observable price at the date of measurement.

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

Rental revenue from direct financing leases is recognized over the respective lease terms using the effective interest rate method. At lease inception, we record an asset within other assets in our consolidated balance sheets, which represents our net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property less unearned income. Over the lease term, the investment in the direct financing lease is reduced and rental income is recognized as rental revenue in our consolidated statements of income and produces a constant periodic rate of return on the net investment in the direct financing lease.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

Tenant receivables consist primarily of amounts due for contractual lease payments and tenant recoveries. These tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent. As of March 31, 2018, and December 31, 2017, no allowance for uncollectible tenant receivables and deferred rent was deemed necessary.

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

Income taxes

We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its stockholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state, and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the 2012 through 2016 calendar years.

On December 22, 2017, the U.S. President signed a tax reform bill commonly referred to as the Tax Cuts and Jobs Act into law. The tax reform legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing effect on different categories of taxpayers and industries. The legislation is unclear in many respects and will require clarification and interpretation by the U.S. Treasury Department and the Internal Revenue Service (“IRS”) in the form of amendments, technical corrections, regulations, or other forms of guidance, any of which could lessen or increase the effect of the legislation on us or our stockholders. The outcome of this legislation on state and local tax authorities, and the response by such authorities, is also unclear. We will continue to monitor changes made to, or as a result of, the federal tax law and its potential effect on us.

2.	Summary of significant accounting policies (continued)

Employee share-based payments

We account for forfeitures of share-based awards granted to employees when they occur. This entity-wide accounting policy election only applies to service conditions; for performance conditions, we continue to assess the probability that such conditions will be achieved. As a result of this election, we recognize expense on share-based awards with the time-based vesting condition without reduction for an estimate of forfeitures. Expenses related to forfeited awards are reversed as forfeitures occur. In addition, all nonforfeitable dividends paid on share-based payment awards are initially recognized in retained earnings and reclassified to compensation cost only if forfeitures of the underlying awards occur.

Recent accounting pronouncements

Lease accounting

Overview related to both lessee and lessor accounting

In February 2016, the FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The ASU is effective for us no later than January 1, 2019, with early adoption permitted. We expect to adopt the new lease accounting standard on January 1, 2019. The ASU requires us to identify lease and nonlease components of a lease agreement. This ASU will govern the recognition of revenue for lease components. Revenue related to nonlease components under our lease agreements will be subject to the new revenue recognition standard, effective upon adoption of the new lease accounting standard. However, in March 2018, the FASB tentatively approved significant changes to the application of this ASU by lessors to lease and nonlease components within lease agreements. See further discussion related to this update and other proposed changes in the “Lessor Accounting” section below.

The lease ASU sets new criteria for determining the classification of finance leases for lessees and sales-type leases for lessors. The criteria to determine if a lease should be accounted for as a finance (sales-type) lease include the following: (i) ownership is transferred from lessor to lessee by the end of the lease term, (ii) an option to purchase is reasonably certain to be exercised, (iii) the lease term is for the major part of the underlying asset’s remaining economic life, (iv) the present value of lease payments exceeds substantially all of the fair value of the underlying asset, and (v) the underlying asset is specialized and is expected to have no alternative use at the end of the lease term. If any of these criteria is met, a lease will be classified as a finance lease by the lessee and as a sales-type lease by the lessor. If none of the criteria are met, a lease will be classified as an operating lease by the lessee, but may still qualify as a direct financing lease or an operating lease for the lessor. The existence of a residual value guarantee by either the lessee or any other third party unrelated to the lessor may qualify the lease as a direct financing lease by the lessor. Otherwise, the lease will be classified as an operating lease by both the lessee and lessor.

The lease ASU requires the use of the modified retrospective transition method and does not allow for a full retrospective approach. However, it provides two options for the application of the modified retrospective transition method:

•
Under the first option, this ASU requires application of the standard to all leases that exist at, or commence after, January 1, 2017 (the beginning of the earliest comparative period presented in the 2019 financial statements), with a cumulative adjustment to the opening balance of retained earnings on January 1, 2017, for the effect of applying the standard at the date of initial application, and restatement of the amounts presented prior to January 1, 2019.

•	Under the second option, an entity may elect a practical expedient package, which allows for the following:

•	An entity need not reassess whether any expired or existing contracts are or contain leases;

•	An entity need not reassess the lease classification for any expired or existing leases; and

•	An entity need not reassess initial direct costs for any existing leases.

This practical expedient package is available as a single election that must be consistently applied to all existing leases at the date of adoption. Lessors that adopt this package are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017, under the ASU. This option enables entities to “run off” their existing leases for the remainder of the respective lease terms, which eliminates the need to calculate a cumulative adjustment to the opening balance of retained earnings.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting (continued)

Furthermore, in March 2018, the FASB directed its staff to issue an ASU that provides an optional transition method to make January 1, 2019, the initial application date of the ASU, rather than January 1, 2017. Consequently, entities that elect both the practical expedient package and the optional transitional method will apply the new lease ASU prospectively to leases commencing or modified after January 1, 2019, and will not be required to apply the disclosures under the new lease ASU to comparative periods.

Under either option above, lessees will be required to recognize a right-of-use asset and a lease liability for all operating leases on the date of the initial application based on the present value of the remaining minimum rental payments that were tracked and disclosed under current accounting standards.

The FASB has also clarified that the lease ASU will require an assessment of whether a land easement meets the definition of a lease under the new lease ASU. An entity with existing land easements that are not accounted for as leases under the current lease accounting standards, however, may elect a practical expedient to exclude those land easements from assessment under the new lease accounting standards. The new lease ASU will be applied to all land easement arrangements entered into or modified on and after the ASU effective date; however, it is expected to have little or no effect on land easements that contain minimal or no consideration.

Lessor accounting

We recognized revenue from our lease agreements aggregating $307.2 million for the three months ended March 31, 2018. This revenue consisted primarily of rental revenue and tenant recoveries aggregating $234.1 million and $73.2 million, respectively.

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

Under current accounting standards, tenant recoveries related to payments of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are considered lease components. We recognize these tenant recoveries as revenue when services are rendered in an amount equal to the related operating expenses incurred that are recoverable under the terms of the applicable lease. Under the new lease ASU, tenant recoveries for utilities, repairs and maintenance, and common area expenses are expected to primarily be categorized as nonlease components. Tenant recoveries for taxes and insurance are expected to be neither lease nor nonlease components under the lease ASU but instead will be considered additional lease revenue to be recognized by the lessor and classified within rental income in our consolidated statements of income.

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

In March 2018, the FASB directed its staff to issue an ASU to allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. If adopted, this single-lease component practical expedient will allow lessors to elect a combined single-lease component presentation if (i) the timing and pattern of transfer of the lease component and the nonlease component(s) associated with it are the same, and (ii) the lease component would be classified as an operating lease if it were accounted for separately. Nonlease components that do not meet the criteria of this practical expedient will be accounted for under the new revenue recognition ASU. The Board also decided to require lessors to account for a combined component that meets these two criteria under the new revenue recognition ASU if the nonlease component is the predominant component. If the nonlease component is not the predominant component, entities will be able to account for the combined component as an operating lease in accordance with the new lease ASU.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting (continued)

If we elect the single-lease component practical expedient mentioned above, tenant recoveries that qualify for this expedient will be presented in rental revenue as a single-lease component and accounted for under the new lease ASU, primarily as variable consideration. Tenant recoveries that do not qualify for the single-lease component practical expedient and are considered nonlease components will be accounted for under the new revenue recognition ASU upon adoption of the new lease ASU.

Costs to execute leases

The new ASU will require that lessors and lessees capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease (e.g. commissions paid to leasing brokers). Under this ASU, allocated payroll costs and legal costs incurred as part of the leasing process prior to the execution of a lease will no longer qualify for classification as initial direct costs but will instead be expensed as incurred. During the three months ended March 31, 2018, we capitalized $4.2 million of such costs. Under the new lease ASU, these costs will be expensed as incurred. We will have the option, under the practical expedient package provided by the lease ASU, to continue to amortize previously capitalized initial direct costs incurred prior to the adoption of the ASU.

Lessee accounting

Under the new lease ASU, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, which corresponds to a similar evaluation performed by lessors. In addition to this classification, a lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification, whereas a lessor is not required to recognize a right-of-use asset and a lease liability for any operating leases. Leases with a lease term of 12 months or less will be accounted for in a manner similar to existing guidance for operating leases (straight-line basis).

The ASU requires the recognition of a right-of-use asset and a related liability to account for our future obligations under our ground and office lease arrangements for which we are the lessee. At the date of initial application, depending on the practical expedients we elect as discussed above, we will be required to recognize a lease liability measured based on the present value of the remaining lease payments. The right-of-use asset will be equal to the corresponding lease liability, adjusted for initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease.

    As of March 31, 2018, the remaining contractual payments under our ground and office lease agreements for which we are the lessee aggregated $590.7 million, and the estimated present value of these payments is in the range from $170.0 million to $230.0 million. This estimated present value range is based on a weighted average remaining lease term of 48 years and within a one-percent range of the current weighted average incremental borrowing rate of 5.96%. The actual lease liability and right-of-use asset to be recognized upon adoption of the new lease ASU will vary depending on changes to our incremental borrowing rate and the practical expedients we elect as discussed above.

All of our existing ground and office leases for which we are the lessee are currently classified as operating leases. Under the practical expedient package provided by the lease ASU, we will have the option to continue to classify these leases as operating leases upon adoption of the lease ASU. We are still evaluating the effect to our consolidated financial statements from the initial recognition of each lease asset and liability upon adoption, and the pattern of recognition of ground lease expense subsequent to adoption.

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

Revenue Recognition

Recognition of revenue arising from contracts with customers

On January 1, 2018, we adopted an ASU on revenue recognition that requires a new model for recognition of revenue arising from contracts with customers, as well as recognition of gains and losses from the transfer of nonfinancial assets arising from contracts with noncustomers. A customer is distinguished from a noncustomer by the nature of the goods or services that are transferred. Customers are provided with goods or services that are generated by a company’s ordinary output activities, whereas noncustomers are provided with nonfinancial assets that are outside of a company’s ordinary output activities.

The core principle underlying the ASU on recognition of revenue arising from contracts with customers is that an entity must recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in such exchange. This requires entities to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation.

An entity is also required to determine if it controls the goods or services prior to the transfer to the customer in order to determine if it should account for the arrangement as a principal or agent. Principal arrangements, where the entity controls the goods or services provided, results in the recognition of the gross amount of consideration expected in the exchange. Agent arrangements, where the entity simply arranges but does not control the goods or services being transferred to the customer, results in the recognition of the net amount the entity is entitled to retain in the exchange. Upon adoption of the new lease ASU in 2019, we will be required to classify our tenant recoveries into lease and nonlease components, whereby the nonlease components would be subject to the ASU on recognition of revenue arising from contracts with customers. However, if we elect a practical expedient as discussed in “Lessor Accounting” within the “Lease Accounting” section above, tenant recoveries for goods and services that are categorized as nonlease components but which have the same timing and pattern of transfer as the related lease component may (subject to the predominance test) be accounted for under the new lease ASU. Tenant recoveries that do not qualify for the practical expedient will be accounted for under the ASU on recognition of revenue arising from contracts with customers upon adoption of the new lease ASU. Property services categorized as nonlease components that are reimbursed by our tenants may need to be presented on a net basis if it is determined that we hold an agent arrangement.

Entities had options to transition to the ASU on recognition of revenue arising from contracts with customers using either the full retrospective or the modified retrospective method. We adopted this ASU using the modified retrospective method, which requires a cumulative adjustment for effects of applying the new standard to periods prior to 2018 to be recorded to retained earnings as of January 1, 2018. We also elected to apply this ASU only to contracts not completed as of January 1, 2018. For all contracts within the scope of this ASU that were not completed as of January 1, 2018, we evaluated the revenue recognition under accounting standards in effect prior to January 1, 2018, and under the new ASU, and determined that amounts recognized and the pattern of revenue recognition were consistent. Therefore, the adoption of the ASU on recognition of revenue arising from contracts with customers did not result in an adjustment to our retained earnings on January 1, 2018.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Recognition of revenue arising from contracts with customers (continued)

The table below provides the detail of our consolidated revenue for the three months ended March 31, 2018, by (i) revenues that are subject to the ASU on recognition of revenue arising from contracts with customers, and (ii) revenues subject to other accounting standards (in thousands):

	Three Months Ended March 31, 2018
	Subject to the ASU on Recognition of Revenue Arising from Contracts with Customers	Subject to Other Accounting Guidance	Consolidated
Rental revenues	$10,433	$234,052	$244,485
Tenant recoveries	—	73,170	73,170
Other income	2,020	464	2,484
Total revenue	$12,453	$307,686	$320,139

Rental revenues, subject to the new revenue recognition ASU, aggregating $10.4 million for the three months ended March 31, 2018, consist primarily of parking revenues. Parking revenues consist primarily of short term rental revenues that are not considered lease revenue. Under the previous accounting standards, we recognized parking and other revenue when the amounts were fixed or determinable, collectibility was reasonably assured, and services were rendered. Under the new ASU, the recognition of such revenue occurs when the services are provided and the performance obligations are satisfied. Parking services are normally provided at a point in time; therefore, revenue recognition under the new ASU is substantially similar to the recognition pattern under accounting standards that were in effect prior to January 1, 2018.

Other income, subject to the new revenue recognition ASU, aggregating $2.0 million for the three months ended March 31, 2018, consists primarily of construction management fees. We earn construction management fees for the day-to-day management of third-party construction projects. Construction management services represent a series of services that are substantially the same and that can be combined into a single performance obligation. Under the previous accounting guidance, we recognized construction management fees using the percentage of completion method. Under the new ASU, we recognize construction management fees using the output method, which is substantially similar to the percentage of completion method used under the guidance in effect prior to January 1, 2018.

In addition to the analysis above, we evaluated the following qualitative and quantitative disclosure requirements outlined in this ASU during the three months ended March 31, 2018, as follows:

•
Prior to the adoption of this ASU, we did not have material contract assets and contract liabilities related to contracts with customers subject to the ASU on recognition of revenue arising from contracts with customers and no additional contract assets or contract liabilities were necessary subsequent to adoption on January 1, 2018.

•
Parking and construction management services subjected to the ASU on recognition of revenue arising from contracts with customers do not normally create obligations for returns, refunds, warranties, and other similar obligations. Therefore, no corresponding disclosures were necessary.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Recognition of revenue arising from contracts with noncustomers

On January 1, 2018, we also adopted a new ASU on the derecognition of nonfinancial assets in transactions, including real estate sales, with noncustomers. Our ordinary output activities consist of the leasing of space to our tenants in our operating properties, not the sales of real estate. Therefore, sales of real estate qualify as contracts with noncustomers and are subject to this new ASU.

The new ASU on the derecognition of nonfinancial assets requires entities to apply certain recognition and measurement principles consistent with the new ASU on recognition of revenue arising from contracts with customers. The derecognition model is based on the transfer of control. If a real estate sale contract includes ongoing involvement by the seller with the property, the seller must evaluate each promised good or service under the contract to determine whether it represents a separate performance obligation, constitutes a guarantee, or prevents the transfer of control. If a good or service is considered a separate performance obligation, an allocated portion of the transaction price should be recognized as revenue as the entity transfers the related good or service to the buyer.

The recognition of gain or loss on the sale of a partial interest also depends on whether the seller retains a controlling or noncontrolling interest. Under the new standards, a partial sale of real estate in which the seller retains a controlling interest will result in the seller’s continuing to reflect the asset at its current book value, recording a noncontrolling interest for the book value of the partial interest sold, and recognizing additional paid-in capital for the difference between the consideration received and the partial interest at book value, consistent with the current accounting standards. Conversely, a partial sale of real estate in which a seller retains a noncontrolling interest will result in the recognition by the seller of a gain or loss as if 100% of the real estate was sold.

We adopted the new ASU on the derecognition of nonfinancial assets using the modified retrospective method, the same transition method used to adopt the ASU on recognition of revenue arising from contracts with customers. We also elected to apply this ASU on the derecognition of nonfinancial assets only to contracts not completed as of January 1, 2018. We had no contracts with noncustomers that were not completed as of January 1, 2018; therefore, the adoption of the ASU on the derecognition of nonfinancial assets had no effect on our consolidated financial statements.

During the three months ended March 31, 2018, we did complete any partial or full sale of real estate assets.

2.	Summary of significant accounting policies (continued)

Joint venture distributions

On January 1, 2018, we adopted an ASU that provides guidance on the classification in the statement of cash flows of cash distributions received from equity method investments, including unconsolidated joint ventures. The ASU provides two approaches to determine the classification of cash distributions received from equity method investees: (i) the “cumulative earnings” approach, under which distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities, and (ii) the “nature of the distribution” approach, under which distributions are classified based on the nature of the underlying activity that generated cash distributions. An entity could elect either the “cumulative earnings” or the “nature of the distribution” approach. If the “nature of the distribution” approach is elected and the entity lacks the information necessary to apply it in the future, that entity will have to apply the “cumulative earnings” approach as an accounting change on a retrospective basis. We adopted this ASU using the “nature of the distribution” approach and applied it retrospectively, as required by the ASU. We previously presented distributions from our equity method investees utilizing the “nature of the distribution” approach; therefore, the adoption of this ASU had no effect on our consolidated financial statements.

Restricted cash

On January 1, 2018, we adopted an ASU that requires entities to include restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the statement of cash flows. The ASU requires disclosure of a reconciliation between the balance sheet and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. An entity with material restricted cash and restricted cash equivalents balances is required to disclose the nature of the restrictions. The ASU required a retrospective application to all periods presented. Subsequent to the adoption of this ASU, restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in our consolidated statements of cash flows; separate line items reconciling changes in restricted cash balances to the changes in cash and cash equivalents are no longer presented within the operating, investing, and financing sections of our consolidated statements of cash flows.

Hedge accounting

On January 1, 2018, we adopted an ASU that simplifies hedge accounting. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The purpose of this updated ASU is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For cash flow hedges that are highly effective, the new standard requires all changes (effective and ineffective components) in the fair value of the hedging instrument to be recorded in other comprehensive income within equity and to be reclassified into earnings only when the hedged item affects earnings.

Prior to the adoption of this ASU, a quantitative assessment was made on an ongoing basis to determine whether a hedge is highly effective in offsetting changes in cash flows associated with the hedged item. Previously applied hedge accounting guidance required hedge ineffectiveness to be recognized in earnings. Under the new ASU, an entity is still required to perform an initial quantitative test. However, the new standard allows an entity to elect to subsequently perform only a qualitative assessment, unless facts and circumstances change. We made this election upon adoption of the new ASU on January 1, 2018.

For cash flow hedges in existence at the date of adoption, an entity is required to apply a cumulative-effect adjustment for previously recognized ineffectiveness from retained earnings to accumulated other comprehensive income as of the beginning of the fiscal year when an entity adopts the amendments in this ASU.

We utilize interest rate hedge agreements to hedge a portion of our exposure to variable interest rates primarily associated with borrowings based on LIBOR. As a result, all of our interest rate hedge agreements are designated as cash flow hedges. We performed an analysis of all our cash flow hedges existing on January 1, 2018, and determined that all hedges had been highly effective since their inception; therefore, no cumulative-effect adjustment of previously recognized ineffectiveness from retained earnings to accumulated other comprehensive income was needed. During the three months ended March 31, 2018 and 2017, we did not have any hedge ineffectiveness related to our interest rate hedge agreements. The adoption of this ASU had no effect on our financial statements on January 1, 2018, or the three months ended March 31, 2018.

3.	Investments in real estate

Our consolidated investments in real estate consisted of the following as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Land (related to rental properties)	$1,403,659	$1,312,072
Buildings and building improvements	9,219,013	9,000,626
Other improvements	845,772	780,117
Rental properties	11,468,444	11,092,815
Development and redevelopment of new Class A properties:
Development and redevelopment projects (under construction or pre-construction)	1,044,377	955,218
Future development projects	96,813	96,112
Gross investments in real estate	12,609,634	12,144,145
Less: accumulated depreciation	(1,969,084)	(1,875,810)
Net investments in real estate – North America	10,640,550	10,268,335
Net investments in real estate – Asia	30,677	29,684
Investments in real estate	$10,671,227	$10,298,019

Acquisitions

Our real estate asset acquisitions during the three months ended March 31, 2018, consisted of the following (dollars in thousands):

Square Footage
Operating	Development/Redevelopment	Future Development	Purchase Price
490,659	697,066	50,000	$320,500

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

Mission Bay/SoMa, San Francisco

1655 and 1725 Third Street

In March 2018, we acquired a 10% interest in a real estate joint venture with Uber Technologies, Inc. (“Uber”) and the Golden State Warriors in 1655 and 1725 Third Street, located in our Mission Bay/SoMa submarket. The joint venture is developing two buildings aggregating 593,765 RSF that are integrated within the new Golden State Warriors complex under development. The buildings are 100% leased to Uber. At the closing of the joint venture agreement, we contributed equity totaling $32.0 million. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for additional information.

3.	Investments in real estate (continued)

Greater Stanford, San Francisco

Alexandria PARC

In January 2018, we acquired Alexandria PARC located at 2100, 2200, 2300, and 2400 Geng Road, a four-building office campus on 11 acres with 14 in-place leases with a weighted average remaining lease term of three years, aggregating 197,498 RSF, in our Greater Stanford submarket of San Francisco for a purchase price of $136.0 million. We are redeveloping 45,115 RSF from existing office space into office/laboratory space.

Sorrento Mesa, San Diego

Summers Ridge Science Park

In January 2018, we acquired Summers Ridge Science Park located at 9965, 9975, 9985, and 9995 Summers Ridge Road, a campus with on-site amenities, consisting of four operating properties aggregating 316,531 RSF of office/laboratory space located in our Sorrento Mesa submarket of San Diego for a purchase price of $148.7 million. The property also includes a future development opportunity for an additional 50,000 RSF building. The properties are 100% leased as of March 31, 2018, to two life science product, service, and device companies for 15 years.

Gaithersburg, Maryland

704 Quince Orchard Road

In March 2018, we acquired a 56.8% interest in 704 Quince Orchard Road, an office building aggregating 79,931 RSF, located in our Gaithersburg submarket of Maryland for a purchase price of $3.9 million. The building is an expansion of the Alexandria Technology Center® – Gaithersburg II campus. We are redeveloping 58,186 RSF from existing office space into office/laboratory space. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for additional information.

Sales of real estate assets

In January 2017, we completed the sale of a vacant property at 6146 Nancy Ridge Drive located in our Sorrento Mesa submarket of San Diego for a purchase price of $3.0 million and recognized a gain of $270 thousand.

4.	Consolidated and unconsolidated real estate joint ventures

From time to time we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop and operate real estate properties. As of March 31, 2018, we had the following properties that were held by our real estate joint ventures:

Property(1)	Market	Submarket	Our Ownership Interest		RSF
Consolidated joint ventures:
225 Binney Street	Greater Boston	Cambridge	30.0%		305,212
409 and 499 Illinois Street	San Francisco	Mission Bay/ SoMa	60.0%		455,069
1500 Owens Street	San Francisco	Mission Bay/ SoMa	50.1%		158,267
Campus Pointe by Alexandria	San Diego	University Town Center	55.0%		798,799
9625 Towne Centre Drive	San Diego	University Town Center	54.7%		163,648
Unconsolidated joint ventures:
Menlo Gateway	San Francisco	Greater Stanford	25.2%		772,983
1401/1413 Research Blvd	Maryland	Rockville	65.0%	(2)	(3)
360 Longwood Avenue	Greater Boston	Longwood Medical Area	27.5%		210,709
704 Quince Orchard Road	Maryland	Gaithersburg	56.8%	(2)	79,931
1655 and 1725 Third Street	San Francisco	Mission Bay/ SoMa	10.0%		593,765

(1)	In addition to the real estate joint ventures listed above, various partners hold insignificant noncontrolling interests in three other properties in North America.

(2)	Represents our ownership interest; our voting interest is limited to 50%.

(3)	Joint venture with a distinguished retail real estate developer for the development of a 90,000 RSF retail shopping center.

Our consolidation guidance is fully described under the “Consolidation” section within Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements. This guidance is highly technical, but its framework is primarily based on the controlling financial interests and benefits of the joint ventures. We generally consolidate a joint venture that is a legal entity that we control (i.e., we have the power to direct the activities of the joint venture that most significantly affect its economic performance) through contractual rights, regardless of our ownership interest, and where we determine that we have benefits through the allocation of earnings or losses and fees paid to us that could be significant to the joint venture (VIE model). We also generally consolidate joint ventures when we have a controlling financial interest through voting rights and where our voting interest is greater than 50% (Voting model). Voting interest differs from ownership interest for some joint ventures. We account for joint ventures that do not meet the consolidation criteria under the equity method of accounting, recognizing our share of income and losses. The table below shows our categorization of our existing joint ventures under the consolidation framework:

Property	Consolidation Model	Voting Interest	Consolidation Analysis	Conclusion

225 Binney Street	VIE model	Not applicable under VIE model	We have control, and benefits that can be significant to the joint venture, therefore we are the primary beneficiary of each VIE	Consolidated
409 and 499 Illinois Street
1500 Owens Street
Campus Pointe by Alexandria
9625 Towne Centre Drive
Menlo Gateway			We do not control the joint venture, and therefore are not the primary beneficiary	Equity method of accounting
1401/1413 Research Blvd
360 Longwood Avenue	Voting model	Does not exceed 50%	Our voting interest is 50% or less
704 Quince Orchard Road
1655 and 1725 Third Street

4.    Consolidated and unconsolidated real estate joint ventures (continued)

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Investments in real estate	$1,050,066	$1,047,472
Cash and cash equivalents	46,040	41,112
Other assets	70,752	68,754
Total assets	$1,166,858	$1,157,338

Secured notes payable	$—	$—
Other liabilities	54,666	52,201
Total liabilities	54,666	52,201
Alexandria Real Estate Equities, Inc.’s share of equity	584,683	584,160
Noncontrolling interests’ share of equity	527,509	520,977
Total liabilities and equity	$1,166,858	$1,157,338

In determining whether to aggregate the balance sheet information of our consolidated VIEs, we considered the similarity of each VIE, including the primary purpose of these entities to own, manage, operate, and lease real estate properties owned by the VIEs, and the similar nature of our involvement in each VIE as a managing member. Due to the similarity of the characteristics, we present the balance sheet information of these entities on an aggregated basis. For each of our consolidated VIEs, none of its assets have restrictions that limit their use to settle specific obligations of the VIE. There are no creditors or other partners of our consolidated VIEs that have recourse to our general credit. Our maximum exposure to all our VIEs is limited to our variable interests in each VIE.

Unconsolidated real estate joint ventures

As of March 31, 2018, our investments in unconsolidated real estate joint ventures accounted for under the equity method of accounting presented in our consolidated balance sheet aggregated $169.9 million, which consists of the following (in thousands):

Property	March 31, 2018
Menlo Gateway	$97,452
1401/1413 Research Blvd	7,406
360 Longwood Avenue	25,393
704 Quince Orchard Road	4,230
1655 and 1725 Third Street	35,384
$169,865

4.    Consolidated and unconsolidated real estate joint ventures (continued)

As of March 31, 2018, our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms (dollars in thousands):

		Initial Maturity Date	Extension Option Maturity Date(1)	Stated Interest Rate(2)	Interest Rate(2)(3)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share					Debt Balance(4)	Remaining Commitments
Menlo Gateway, Phase I	25.2%	3/1/19	3/3/20	L+2.50%	4.11%	$124,382	$23,454
1401/1413 Research Boulevard	65.0%	5/17/20	7/1/20	L+2.50%	5.11%	9,784	14,733
360 Longwood Avenue	27.5%	9/1/22	9/1/24	3.32%	3.61%	94,091	17,000	(5)
704 Quince Orchard Road	56.8%	3/16/23	N/A	L+1.95%	4.26%	836	13,979
1655 and 1725 Third Street	10.0%	6/29/21	6/29/24	L+3.70%	4.82%	42,197	332,803
						$271,290	$401,969
Loan closed in April 2018
Menlo Gateway, Phase II	25.2%	5/1/35	N/A	4.53%	N/A	$—	$157,270

(1)	Reflects extension options that exist, which may be subject to certain conditions.

(2)	For acquired loans, interest rate includes adjustments to reflect our effective borrowing costs at the time of acquisition.

(3)	Represents interest rate, including interest expense and amortization of loan fees and discount/premium as of March 31, 2018.

(4)	Represents outstanding principal, net of unamortized deferred financing costs and discount/premium.

(5)	The remaining loan commitment balance excludes an earn-out advance provision that allows for incremental borrowings up to $48.0 million, subject to certain conditions.

5.	Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash consisted of the following as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$221,645	$254,381
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	$15,558	$12,301
Funds held in escrow related to construction projects and investing activities	17,048	4,546
Other	4,731	5,958
	37,337	22,805
Total	$258,982	$277,186

6.	Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science and technology industries. On January 1, 2018, we adopted a new ASU on financial instruments that prospectively changed how we recognize, measure, present, and disclose these investments.

Key differences between prior accounting standards and the new ASU

Prior to January 1, 2018

•
Investments in publicly traded companies were reflected at fair value in the accompanying balance sheet, with changes in fair value recognized in other comprehensive income classified in accumulated other comprehensive income within equity.

•	Investments in privately held entities were accounted for under the cost method of accounting.

•	Gains or losses were recognized in net income upon the sale of an investment.

•
Investments in privately held entities required accounting under the equity method unless our interest in the entity was deemed to be so minor that we had virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognized our investment initially at cost and adjusted the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of December 31, 2017.

•	Investments were evaluated for impairment, with other-than-temporary impairments recognized in net income.

Effective January 1, 2018

•	Investments in publicly traded companies are reflected at fair value in the accompanying balance sheet, with changes in fair value recognized in net income.

•	Investments in privately held entities without readily determinable fair values previously accounted for under the cost method are accounted for as follows:

•	Investments in privately held entities that report NAV are reflected at fair value using NAV as a practical expedient, with changes in fair value recognized in net income.

•	Investments in privately held entities that do not report NAV are carried at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

•	One time adjustments recognized on January 1, 2018:

•
For investments in publicly traded companies, reclassification of cumulative net unrealized gain as of December 31, 2017, aggregating $49.8 million, from accumulated other comprehensive income to retained earnings.

•	For investments in privately held entities without readily determinable fair values that were previously accounted for under the cost method:

•
Adjustment to investments for cumulative unrealized gains related to investments in privately held entities that report NAV, representing the difference between fair value as of December 31, 2017, using NAV as a practical expedient, and the carrying value of the investments as of December 31, 2017, previously accounted for under the cost method, aggregating $90.8 million, with a corresponding adjustment to retained earnings.

•
No adjustment was required for investments in privately held entities that do not report NAV. The ASU requires a prospective transition approach for investments in privately held entities that do not report NAV. The FASB clarified that it would be difficult for entities to determine the last observable transaction price existing prior to the adoption of this ASU. Therefore, unlike our investments in privately held entities that report NAV that were adjusted to reflect fair values upon adoption of the new ASU, our investments in privately held entities that do not report NAV were not retrospectively adjusted to fair values upon adoption. As such, any initial valuation adjustments made for investments in privately held entities that do not report NAV subsequent to January 1, 2018 as a result of future observable price changes will include recognition of cumulative unrealized gains or losses equal to the difference between the carrying basis of the investment and the observable price at the date of measurement.

•
Investments in privately held entities will continue to require accounting under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of March 31, 2018.

Changes in fair value for investments in publicly traded companies and investments in privately held entities that report NAV, and observable price changes for investments in privately held entities that do not report NAV, are recognized as unrealized gains or losses and classified as investment income in our consolidated statements of income. For further information regarding the new ASU, refer to the “Investments” section within Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements.

6.	Investments (continued)

The following table summarizes our investments as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
	Cost	Cumulative Unrealized Gains	Total
Investments in publicly traded companies	$67,801	$95,870	$163,671
Investments in privately held entities without readily determinable fair values (previously cost method investments):
Investments in privately held entities that report NAV	159,231	106,235	265,466
Investments in privately held entities that do not report NAV (see discussion below)
Entities with observable price changes since January 1, 2018	23,491	11,043	34,534
Entities without observable price changes since January 1, 2018	260,639	—	260,639
Total investments	$511,162	$213,148	$724,310

Cumulative unrealized gains on investments in privately held entities that do not report NAV aggregating $11.0 million as of March 31, 2018, consisted of upward adjustments representing unrealized gains of $11.4 million and downward adjustments representing unrealized losses of $353 thousand recognized in net income during the three months ended March 31, 2018. We adjusted our investments in privately held entities that do not report NAV based on observable price changes from subsequent equity offerings. The subsequent equity offerings observed were for similar securities to those we hold as the securities had similar (i) voting rights, (ii) distribution preferences, and (iii) conversion rights.

	As of December 31, 2017
	Cost	Cumulative Unrealized Gains	Total
Investments in publicly traded companies	$59,740	$49,771	$109,511
Investments in privately held entities without readily determinable fair values (cost method investments):
Investments in privately held entities that report NAV	148,627	N/A	148,627
Investments in privately held entities that do not report NAV	265,116	N/A	265,116
Total investments	$473,483	$49,771	$523,254

Investments in privately held entities that report NAV

Investments in privately held entities that report NAV consist primarily of investments in limited partnerships that invest in life science and technology entities. We are committed to funding approximately $175.7 million for all investments over the next several years, primarily consisting of $173.0 million related to these investments.

These investments are not redeemable by us, but we normally receive distributions from these investments throughout their term. Our investments in privately held entities that report NAV generally have an expected initial term in excess of 10 years. Weighted average remaining term during which these investments are expected to be liquidated was 4.6 years as of March 31, 2018.

6.	Investments (continued)

Investment income for the three months ended March 31, 2018

Our investment income for the three months ended March 31, 2018 consisted of the following (in thousands):

Three months ended March 31, 2018
Realized gains and losses	$13,332
Unrealized gains and losses:
Investments in publicly traded companies	46,099
Investments in privately held entities without readily determinable fair values:
Investments in privately held entities that report NAV	15,087
Investments in privately held entities that do not report NAV (upward adjustments for observable price changes)	11,043
Unrealized gains and losses	$72,229

Investment income	$85,561

Total investment income of $85.6 million for the three months ended March 31, 2018 includes $77.0 million of unrealized gains and losses related to investments still held at March 31, 2018.

7.	Other assets

The following table summarizes the components of other assets as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Acquired below-market ground leases	$12,626	$12,684
Acquired in-place leases	94,948	64,979
Deferred compensation plan	18,264	15,534
Deferred financing costs – $1.65 billion unsecured senior line of credit	9,596	10,525
Deposits	18,415	10,576
Furniture, fixtures, and equipment	10,904	11,070
Interest rate hedge assets	6,461	5,260
Net investment in direct financing lease	38,574	38,382
Notes receivable	593	614
Prepaid expenses	20,646	10,972
Property, plant, and equipment	42,802	32,073
Other assets	17,810	15,784
Total	$291,639	$228,453

The components of our net investment in direct financing lease as of March 31, 2018, and December 31, 2017, are summarized in the table below (in thousands):

	March 31, 2018	December 31, 2017
Gross investment in direct financing lease	$263,322	$263,719
Less: unearned income	(224,748)	(225,337)
Net investment in direct financing lease	$38,574	$38,382

Future minimum lease payments to be received under our direct financing lease as of March 31, 2018, were as follows (in thousands):

Year	Total
2018	$1,210
2019	1,655
2020	1,705
2021	1,756
2022	1,809
Thereafter	255,187
Total	$263,322

8.	Fair value measurements

We provide fair value information about all financial instruments for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) significant other observable inputs, and (iii) significant unobservable inputs. Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2018 and 2017.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017 (in thousands):

		March 31, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies	$163,671	$163,671	$—	$—
Interest rate hedge agreements	$6,461	$—	$6,461	$—
Liabilities:
Interest rate hedge agreements	$—	$—	$—	$—

		December 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies	$109,511	$109,511	$—	$—
Interest rate hedge agreements	$5,260	$—	$5,260	$—
Liabilities:
Interest rate hedge agreements	$103	$—	$103	$—

Our investments in publicly traded companies have been recognized at fair value. Investments in privately held entities that report NAV, which are carried at their reported NAV as a practical expedient to fair value, are excluded from the fair value hierarchy above as required by the fair value standards. Investments in privately held entities that do not report NAV, measured at cost less impairments, adjusted for observable price changes, which do not necessarily represent fair value, are also excluded from the fair value hierarchy above. Refer to Note 6 – “Investments” to these unaudited consolidated financial statements for further details.

Our interest rate hedge agreements have been recognized at fair value. Refer to Note 10 – “Interest Rate Hedge Agreements” to these unaudited consolidated financial statements for further details. The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.

8.	Fair value measurements (continued)

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

As of March 31, 2018, and December 31, 2017, the book and estimated fair values of our investments in privately held entities that report NAV, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Investments in privately held entities that report NAV	$265,466	$265,466	$—	$—

Liabilities:
Secured notes payable	$775,689	$774,627	$771,061	$776,222
Unsecured senior notes payable	$3,396,912	$3,426,630	$3,395,804	$3,529,713
Unsecured senior line of credit	$490,000	$489,133	$50,000	$49,986
Unsecured senior bank term loans	$548,197	$545,356	$547,942	$549,361

Nonrecurring fair value measurements

Refer to Note 6 – “Investments” and Note 15 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further discussion.

9.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of March 31, 2018 (dollars in thousands):

	Fixed-Rate/Hedged Variable-Rate Debt	Unhedged Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate (1)
Secured notes payable	$444,228	$331,461	$775,689	14.9%	4.08%	3.0
Unsecured senior notes payable	3,396,912	—	3,396,912	65.2	4.06	6.6
$1.65 billion unsecured senior line of credit	50,000	440,000	490,000	9.4	2.53	3.6
2019 Unsecured Senior Bank Term Loan	199,622	—	199,622	3.8	2.77	0.8
2021 Unsecured Senior Bank Term Loan	348,575	—	348,575	6.7	2.56	2.8
Total/weighted average	$4,439,337	$771,461	$5,210,798	100.0%	3.77%	5.3
Percentage of total debt	85%	15%	100%

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

9.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal payments as of March 31, 2018 (dollars in thousands):

	Stated Rate	Interest Rate (1)	Maturity			Unamortized (Deferred Financing Cost), (Discount)/Premium
Debt			Date (2)		Principal		Total
Secured notes payable
Greater Boston	L+1.50%	3.36%	1/28/19	(3)	$331,461	$(998)	$330,463
Greater Boston, San Diego, Seattle, and Maryland	7.75%	8.12	4/1/20		107,989	(668)	107,321
San Diego	4.66%	4.90	1/1/23		34,579	(313)	34,266
Greater Boston	3.93%	3.19	3/10/23		82,000	2,697	84,697
Greater Boston	4.82%	3.39	2/6/24		202,694	15,475	218,169
San Francisco	6.50%	6.67	7/1/36		773	—	773
Secured debt weighted-average interest rate/subtotal	4.51%	4.08			759,496	16,193	775,689

2019 Unsecured Senior Bank Term Loan	L+1.20%	2.77	1/3/19		200,000	(378)	199,622
2021 Unsecured Senior Bank Term Loan	L+1.10%	2.56	1/15/21		350,000	(1,425)	348,575
$1.65 billion unsecured senior line of credit	L+1.00%	2.53	10/29/21		490,000	—	490,000
Unsecured senior notes payable	2.75%	2.96	1/15/20		400,000	(1,432)	398,568
Unsecured senior notes payable	4.60%	4.74	4/1/22		550,000	(2,600)	547,400
Unsecured senior notes payable	3.90%	4.04	6/15/23		500,000	(3,091)	496,909
Unsecured senior notes payable	3.45%	3.63	4/30/25		600,000	(6,167)	593,833
Unsecured senior notes payable	4.30%	4.51	1/15/26		300,000	(3,765)	296,235
Unsecured senior notes payable	3.95%	4.14	1/15/27		350,000	(4,398)	345,602
Unsecured senior notes payable	3.95%	4.09	1/15/28		425,000	(4,128)	420,872
Unsecured senior notes payable	4.50%	4.61	7/30/29		300,000	(2,507)	297,493
Unsecured debt weighted average/subtotal		3.72			4,465,000	(29,891)	4,435,109
Weighted-average interest rate/total		3.77%			$5,224,496	$(13,698)	$5,210,798

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

(2)	Reflects any extension options that we control.

(3)
Secured construction loan for our property at 50 and 60 Binney Street in our Cambridge submarket with aggregate commitments of $350.0 million. We have two one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions. As of March 31, 2018, the aggregate remaining commitments were $18.5 million.

3.45% Unsecured senior notes payable due in 2025

In November 2017, we completed a $600.0 million public offering of our unsecured senior notes payable due on April 30, 2025, at a stated interest rate of 3.45%. We used the net proceeds, after discounts and issuance costs, of 593.5 million to repay two secured notes payable aggregating $389.8 million and for general corporate purposes including the reduction of the outstanding balance on our $1.65 billion unsecured senior line of credit.

3.95% Unsecured senior notes payable due in 2028

In March 2017, we completed a $425.0 million public offering of our unsecured senior notes payable due on January 15, 2028, at a stated interest rate of 3.95%. We used the net proceeds, after discounts and issuance costs, of $420.5 million to repay outstanding borrowings under our $1.65 billion unsecured senior line of credit.

Repayment of unsecured senior bank term loan

During the three months ended March 31, 2017, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, reducing the total outstanding balance from $400 million to $200 million, and recognized a loss on early extinguishment of debt of $670 thousand related to the write-off of unamortized loan fees.

9.	Secured and unsecured senior debt (continued)

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Gross interest	$50,275	$42,948
Capitalized interest	(13,360)	(13,164)
Interest expense	$36,915	$29,784

10.	Interest rate hedge agreements

We use interest rate derivatives to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured notes payable, and to manage our exposure to interest rate volatility.

Changes in fair value, including accrued interest and adjustments for non-performance risk, on our interest rate hedge agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $5.8 million from accumulated other comprehensive income to earnings as a decrease of interest expense. As of March 31, 2018, and December 31, 2017, the fair values of our interest rate hedge agreements aggregating an asset balance were classified in other assets, and the fair values of our interest rate hedge agreements aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 8 – “Fair Value Measurements” to these unaudited consolidated financial statements for further details. Under our interest rate hedge agreements, we have no collateral posting requirements.

We have agreements with certain of our derivative counterparties that contain a provision wherein we could be declared in default on our derivative obligations (i) if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness, or (ii) if we default on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value. As of March 31, 2018, none of our interest rate hedge agreements were in a liability position, so there were no associated termination obligations.

We had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk as of March 31, 2018 (dollars in thousands):

		Number of Contracts	Weighted-Average Interest Pay Rate(1)	Fair Value as of 3/31/18	Notional Amount in Effect as of
Effective Date	Maturity Date				3/31/18	12/31/18	12/31/19
March 29, 2018	March 31, 2019	8	1.16%	$5,813	$600,000	$600,000	$—
March 29, 2019	March 31, 2020	1	1.89%	648	—	—	100,000
Total				$6,461	$600,000	$600,000	$100,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin over LIBOR for borrowings outstanding as of March 31, 2018, as listed under the column heading “Stated Rate” in our summary table of outstanding indebtedness and respective principal payments under Note 9 – “Secured and Unsecured Senior Debt” to these unaudited consolidated financial statements.

11.	Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of March 31, 2018, and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Accounts payable and accrued expenses	$370,183	$349,884
Acquired below-market leases	85,101	88,184
Conditional asset retirement obligations	6,997	7,397
Deferred rent liabilities	28,121	27,953
Interest rate hedge liabilities	—	103
Unearned rent and tenant security deposits	252,259	248,924
Other liabilities	41,325	41,387
Total	$783,986	$763,832

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

12.	Earnings per share

In January 2018, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of underwriters’ option) at a public offering price of $123.50 per share, before underwriting discounts. In March 2018, we settled 843,600 shares from our forward equity sales agreements and received proceeds of $100.2 million, net of underwriting discounts and adjustments provided in the forward equity sales agreements. We expect to receive proceeds of $713.7 million upon settlement of the remaining outstanding forward equity sales agreements, to be further adjusted as provided in the sales agreements. The remaining forward equity sales agreements expire no later than April 2019, and we expect to settle these agreements in 2018.

In March 2017, we entered into agreements to sell an aggregate of 6.9 million shares of our common stock, which consisted of an initial issuance of 2.1 million shares and 4.8 million shares subject to forward equity sales agreements, at a public offering price of $108.55 per share less issuance costs, underwriters’ discount, and further adjustments as provided in the sales agreements. We issued the initial 2.1 million shares at closing in March 2017 for net proceeds, after underwriters’ discount and issuance costs, of $217.8 million and settled the forward equity sales agreements on the remaining 4.8 million shares of common stock in December 2017 for net proceeds, after underwriters’ discount and issuance costs, of $484.6 million.

To account for the forward equity sales agreements, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity sales agreements were not liabilities as they did not embody obligations to repurchase our shares nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varying with something other than the fair value of our shares, or varying inversely in relation to our shares. We then evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

12.	Earnings per share (continued)

We also considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. We use the treasury stock method to determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. The number of weighted-average shares outstanding – diluted used in the computation of EPS for the three months ended March 31, 2018, includes the effect from the assumed issuance of common stock pursuant to the settlement of forward equity sales agreements outstanding during the period at the contractual price, less the assumed repurchase of common shares at the average market price using the net proceeds, adjusted as provided for in the forward equity sales agreements. The effect to our weighted-average shares – diluted for the three months ended March 31, 2018, was 270 thousand weighted-average incremental shares. For the three months ended March 31, 2017, the effect to our weighted-average shares – diluted from similar forward equity sales transactions was 53 thousand weighted-average incremental shares. The common shares issued upon the settlement of the forward equity sales agreements in March 2018 aggregating 843,600, weighted for the period these common shares were outstanding, were included in the denominator of basic EPS.

For purposes of calculating diluted EPS, we did not assume conversion of our 7.00% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) for the three months ended March 31, 2018 and 2017, since the result was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods. Refer to the “7.00% Series D Cumulative Convertible Preferred Stock Repurchases” section within Note 13 – “Stockholders’ Equity” to these unaudited consolidated financial statements for further discussion of the partial repurchases of our Series D Convertible Preferred Stock.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our Series D Convertible Preferred Stock and forward equity sales agreements are not participating securities and, therefore, are not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income (after dividends on preferred stock, preferred stock redemption charge, and amounts attributable to noncontrolling interests) to common stockholders and unvested restricted stock awards based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income	$141,518	$47,555
Net income attributable to noncontrolling interests	(5,888)	(5,844)
Dividends on preferred stock	(1,302)	(3,784)
Preferred stock redemption charge	—	(11,279)
Net income attributable to unvested restricted stock awards	(1,941)	(987)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$132,387	$25,661

Denominator for basic EPS – weighted-average shares of common stock outstanding	99,855	88,147
Dilutive effect of forward equity sales agreements	270	53
Denominator for diluted EPS – adjusted – weighted-average shares of common stock outstanding	100,125	88,200
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$1.33	$0.29
Diluted	$1.32	$0.29

13.	Stockholders’ equity

ATM common stock offering program

In August 2017, we established a new ATM common stock offering program that allows us to sell up to an aggregate of $750.0 million of our common stock. As of March 31, 2018, we sold an aggregate of 2.8 million shares of common stock under this program for gross proceeds of $336.6 million, or $121.37 per share, and received net proceeds of $331.2 million. As of March 31, 2018, the remaining aggregate amount available under our current program for future sales of common stock was $413.4 million. During the three months ended March 31, 2018, we did not sell any shares under this program.

Forward equity sales agreements

Refer to Note 12 – “Earnings per Share” to these unaudited consolidated financial statements for a discussion related to our forward equity sales agreements executed in January 2018 and March 2017.

7.00% Series D cumulative convertible preferred stock repurchases

As of March 31, 2018 and 2017, we had 3.0 million shares of our Series D Convertible Preferred Stock outstanding. During the three months ended March 31, 2017, we repurchased, in privately negotiated transactions, 501,115 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $17.9 million, or $35.79 per share. We recognized a preferred stock redemption charge of $5.8 million during the three months ended March 31, 2017, including the write-off of original issuance costs of approximately $391 thousand.

6.45% Series E cumulative redeemable preferred stock redemption

In March 2017, we announced the redemption of our 6.45% Series E cumulative redeemable preferred stock (“Series E Redeemable Preferred Stock”) and recognized a preferred stock redemption charge of $5.5 million related to the write-off of original issuance costs. On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share, or an aggregate of $130.0 million, plus accrued dividends, using funds primarily from the proceeds of our March 2017 common stock offering.

Dividends

In March 2018, we declared cash dividends on our common stock for the three months ended March 31, 2018, aggregating $92.0 million, or $0.90 per share. Also in March 2018, we declared cash dividends on our Series D Convertible Preferred Stock for the three months ended March 31, 2018, aggregating approximately $1.3 million, or $0.4375 per share. In April 2018, we paid the cash dividends on our common stock and Series D Convertible Preferred Stock declared for the three months ended March 31, 2018.

13.	Stockholders’ equity (continued)

Accumulated other comprehensive income

Accumulated other comprehensive income attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Net Unrealized Gain (Loss) on:
	Available-for- Sale Equity Securities		Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2017	$49,771		$5,157	$(4,904)	$50,024
Amounts reclassified from other comprehensive income to retained earnings	(49,771)	(1)	—	—	(49,771)

Other comprehensive income (loss) before reclassifications	—		1,982	(329)	1,653
Amounts reclassified from other comprehensive income to net income	—		(678)	—	(678)
	—		1,304	(329)	975
Amounts attributable to noncontrolling interests	—		—	—	—
Net other comprehensive (loss) income	—		1,304	(329)	975

Balance as of March 31, 2018	$—		$6,461	$(5,233)	$1,228

(1)	Refer to Note 6 – “Investments” to these unaudited consolidated financial statements for additional information.

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 100.7 million shares were issued and outstanding as of March 31, 2018. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, of which 3.0 million shares were issued and outstanding as of March 31, 2018. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of March 31, 2018.

14.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned eight properties as of March 31, 2018, and are included in our unaudited consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the three months ended March 31, 2018 and 2017, our consolidated joint ventures distributed $7.2 million and $5.3 million, respectively, to our joint venture partners.

We sold partial interests in 10290 Campus Point Drive and 10300 Campus Point Drive in 2016, and 9625 Towne Centre Drive in 2017. We retained controlling interests in both joint ventures following the sales and continued to consolidate these entities, therefore we accounted for the proceeds received as equity financing transactions. These transactions did not qualify as sales of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost basis.

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

15.	Assets classified as held for sale

In 2016, we decided to monetize our real estate investments located in Asia in order to invest capital into our highly leased value-creation pipeline. During 2016 and 2017, we completed the sale of all real estate investments in India and China, except for one operating property discussed below. As a result of the completion of sales in our India submarket, we also liquidated legal entities through which we owned our real estate investments in our India submarket and reclassified the remaining cumulative foreign currency translation loss of $2.4 million related to the real estate investments in India into earnings during the three months ended March 31, 2017, upon completion of the liquidations.

As of March 31, 2018, we have one remaining real estate investment in Asia consisting of one operating property in China aggregating 334,144 RSF currently classified as held for sale. As of March 31, 2018, cumulative unrealized foreign currency translation gains related to this property aggregated $2.1 million, which will be reclassified from accumulated other comprehensive income to net income upon completion of the sale of this remaining investment.
The following is a summary of net assets as of March 31, 2018, and December 31, 2017, for our remaining real estate investment in Asia that was classified as held for sale (in thousands):

	March 31, 2018	December 31, 2017
Total assets	$32,642	$31,578
Total liabilities	(1,946)	(1,809)
Total accumulated other comprehensive income	(2,140)	(1,021)
Net assets classified as held for sale – Asia	$28,556	$28,748

16.	Subsequent events

100 Tech Drive

In April 2018, we acquired a Class A office/laboratory building aggregating 200,431 RSF, located at 100 Tech Drive in our Route 128 submarket of Greater Boston, for a purchase price of $87.3 million. The property is 100% leased by Moderna Therapeutics under a 14.5-year lease.

ATM common stock offering program

During April 2018, we sold 782,967 shares of common stock under our ATM common stock offering program for $122.20 per share and received net proceeds of $94.2 million.

Menlo Gateway Phase II secured construction loan

In April 2018, our real estate joint venture at Menlo Gateway in our Greater Stanford submarket closed a secured construction loan with commitments available for borrowing of $157.3 million, for the development of Phase II of the project. The loan matures on May 1, 2035, and bears interest at a fixed rate of 4.53%.

17.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2018, and December 31, 2017, the condensed consolidating statements of income and comprehensive income for the three months ended March 31, 2018 and 2017, and the condensed consolidating statements of cash flows for the three months ended March 31, 2018 and 2017, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information on a consolidated basis. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of March 31, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$10,671,227	$—	$10,671,227
Investments in unconsolidated real estate JVs	—	—	169,865	—	169,865
Cash and cash equivalents	115,905	—	105,740	—	221,645
Restricted cash	125	—	37,212	—	37,337
Tenant receivables	—	—	11,258	—	11,258
Deferred rent	—	—	467,112	—	467,112
Deferred leasing costs	—	—	226,803	—	226,803
Investments	—	1,800	722,510	—	724,310
Investments in and advances to affiliates	10,643,381	9,529,358	194,060	(20,366,799)	—
Other assets	50,100	—	241,539	—	291,639
Total assets	$10,809,511	$9,531,158	$12,847,326	$(20,366,799)	$12,821,196
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$775,689	$—	$775,689
Unsecured senior notes payable	3,396,912	—	—	—	3,396,912
Unsecured senior line of credit	490,000	—	—	—	490,000
Unsecured senior bank term loans	548,197	—	—	—	548,197
Accounts payable, accrued expenses, and tenant security deposits	86,740	—	697,246	—	783,986
Dividends payable	93,065	—	—	—	93,065
Total liabilities	4,614,914	—	1,472,935	—	6,087,849
Redeemable noncontrolling interests	—	—	10,212	—	10,212
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	6,194,597	9,531,158	10,835,641	(20,366,799)	6,194,597
Noncontrolling interests	—	—	528,538	—	528,538
Total equity	6,194,597	9,531,158	11,364,179	(20,366,799)	6,723,135
Total liabilities, noncontrolling interests, and equity	$10,809,511	$9,531,158	$12,847,326	$(20,366,799)	$12,821,196

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$10,298,019	$—	$10,298,019
Investments in unconsolidated real estate JVs	—	—	110,618	—	110,618
Cash and cash equivalents	130,364	9	124,008	—	254,381
Restricted cash	152	—	22,653	—	22,805
Tenant receivables	—	—	10,262	—	10,262
Deferred rent	—	—	434,731	—	434,731
Deferred leasing costs	—	—	221,430	—	221,430
Investments	—	1,655	521,599	—	523,254
Investments in and advances to affiliates	9,949,861	9,030,994	183,850	(19,164,705)	—
Other assets	45,108	—	183,345	—	228,453
Total assets	$10,125,485	$9,032,658	$12,110,515	$(19,164,705)	$12,103,953
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$771,061	$—	$771,061
Unsecured senior notes payable	3,395,804	—	—	—	3,395,804
Unsecured senior line of credit	50,000	—	—	—	50,000
Unsecured senior bank term loans	547,942	—	—	—	547,942
Accounts payable, accrued expenses, and tenant security deposits	89,928	—	673,904	—	763,832
Dividends payable	92,145	—	—	—	92,145
Total liabilities	4,175,819	—	1,444,965	—	5,620,784
Redeemable noncontrolling interests	—	—	11,509	—	11,509
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	5,949,666	9,032,658	10,132,047	(19,164,705)	5,949,666
Noncontrolling interests	—	—	521,994	—	521,994
Total equity	5,949,666	9,032,658	10,654,041	(19,164,705)	6,471,660
Total liabilities, noncontrolling interests, and equity	$10,125,485	$9,032,658	$12,110,515	$(19,164,705)	$12,103,953

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended March 31, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$244,485	$—	$244,485
Tenant recoveries	—	—	73,170	—	73,170
Other income	4,124	—	2,925	(4,565)	2,484
Total revenues	4,124	—	320,580	(4,565)	320,139

Expenses:
Rental operations	—	—	91,771	—	91,771
General and administrative	21,890	—	5,096	(4,565)	22,421
Interest	31,095	—	5,820	—	36,915
Depreciation and amortization	1,677	—	112,542	—	114,219
Total expenses	54,662	—	215,229	(4,565)	265,326

Equity in earnings of unconsolidated real estate JVs	—	—	1,144	—	1,144
Equity in earnings of affiliates	186,168	98,882	1,954	(287,004)	—
Investment income	—	473	85,088	—	85,561
Net income	135,630	99,355	193,537	(287,004)	141,518
Net income attributable to noncontrolling interests	—	—	(5,888)	—	(5,888)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	135,630	99,355	187,649	(287,004)	135,630
Dividends on preferred stock	(1,302)	—	—	—	(1,302)
Net income attributable to unvested restricted stock awards	(1,941)	—	—	—	(1,941)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$132,387	$99,355	$187,649	$(287,004)	$132,387

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended March 31, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$207,193	$—	$207,193
Tenant recoveries	—	—	61,346	—	61,346
Other income	3,983	11	2,981	(4,637)	2,338
Total revenues	3,983	11	271,520	(4,637)	270,877

Expenses:
Rental operations	—	—	77,087	—	77,087
General and administrative	19,246	—	4,620	(4,637)	19,229
Interest	27,118	—	2,666	—	29,784
Depreciation and amortization	1,709	—	95,474	—	97,183
Loss on early extinguishment of debt	670	—	—	—	670
Total expenses	48,743	—	179,847	(4,637)	223,953

Equity in earnings of unconsolidated real estate JVs	—	—	361	—	361
Equity in earnings of affiliates	86,471	82,848	1,632	(170,951)	—
Gain on sale of real estate – rental property	—	—	270	—	270
Net income	41,711	82,859	93,936	(170,951)	47,555
Net income attributable to noncontrolling interests	—	—	(5,844)	—	(5,844)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	41,711	82,859	88,092	(170,951)	41,711
Dividends on preferred stock	(3,784)	—	—	—	(3,784)
Preferred stock redemption charge	(11,279)	—	—	—	(11,279)
Net income attributable to unvested restricted stock awards	(987)	—	—	—	(987)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$25,661	$82,859	$88,092	$(170,951)	$25,661

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended March 31, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$135,630	$99,355	$193,537	$(287,004)	$141,518
Other comprehensive income (loss)
Unrealized gains on public investments:
Unrealized holding gains arising during the period	—	—	—	—	—
Reclassification adjustment for gains included in net income	—	—	—	—	—
Unrealized gains on public investments, net	—	—	—	—	—

Unrealized gains on interest rate hedge agreements:
Unrealized interest rate hedge gains arising during the period	1,982	—	—	—	1,982
Reclassification adjustment for amortization of interest (income) expense included in net income	(678)	—	—	—	(678)
Unrealized gains on interest rate hedge agreements, net	1,304	—	—	—	1,304

Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	—	—	(329)	—	(329)
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	—	—	—
Unrealized gains (losses) on foreign currency translation, net	—	—	(329)	—	(329)

Total other comprehensive income (loss)	1,304	—	(329)	—	975
Comprehensive income	136,934	99,355	193,208	(287,004)	142,493
Less: comprehensive income attributable to noncontrolling interests	—	—	(5,888)	—	(5,888)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$136,934	$99,355	$187,320	$(287,004)	$136,605

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended March 31, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$41,711	$82,859	$93,936	$(170,951)	$47,555
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale equity securities:
Unrealized holding gains (losses) arising during the period	—	(44)	10,465	—	10,421
Reclassification adjustment for losses included in net income	—	3	130	—	133
Unrealized gains (losses) on available-for-sale equity securities, net	—	(41)	10,595	—	10,554

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	1,299	—	(82)	—	1,217
Reclassification adjustment for amortization of interest expense included in net income	904	—	1	—	905
Unrealized gains (losses) on interest rate hedge agreements, net	2,203	—	(81)	—	2,122

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	1,012	—	1,012
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	2,421	—	2,421
Unrealized gains on foreign currency translation, net	—	—	3,433	—	3,433

Total other comprehensive income (loss)	2,203	(41)	13,947	—	16,109
Comprehensive income	43,914	82,818	107,883	(170,951)	63,664
Less: comprehensive income attributable to noncontrolling interests	—	—	(5,848)	—	(5,848)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$43,914	$82,818	$102,035	$(170,951)	$57,816

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended March 31, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$135,630	$99,355	$193,537	$(287,004)	$141,518
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,677	—	112,542	—	114,219
Equity in earnings of unconsolidated real estate JVs	—	—	(1,144)	—	(1,144)
Distributions of earnings from unconsolidated real estate JVs	—	—	144	—	144
Amortization of loan fees	2,105	—	438	—	2,543
Amortization of debt discounts (premiums)	187	—	(762)	—	(575)
Amortization of acquired below-market leases	—	—	(6,170)	—	(6,170)
Deferred rent	—	—	(32,631)	—	(32,631)
Stock compensation expense	7,248	—	—	—	7,248
Equity in earnings of affiliates	(186,168)	(98,882)	(1,954)	287,004	—
Investment income	—	(473)	(85,088)	—	(85,561)
Changes in operating assets and liabilities:
Tenant receivables	—	—	(988)	—	(988)
Deferred leasing costs	—	—	(13,819)	—	(13,819)
Other assets	(6,398)	—	(7,881)	—	(14,279)
Accounts payable, accrued expenses, and tenant security deposits	(3,125)	—	21,541	—	18,416
Net cash (used in) provided by operating activities	(48,844)	—	177,765	—	128,921

Investing Activities
Additions to real estate	—	—	(206,404)	—	(206,404)
Purchases of real estate	—	—	(303,156)	—	(303,156)
Deposits for investing activities	—	—	(7,786)	—	(7,786)
Investments in subsidiaries	(507,351)	(399,482)	(8,256)	915,089	—
Acquisitions of interests in unconsolidated real estate joint ventures	—	—	(35,922)	—	(35,922)
Investments in unconsolidated real estate JVs	—	—	(22,325)	—	(22,325)
Additions to investments	—	—	(50,287)	—	(50,287)
Sales of investments	—	364	27,478	—	27,842
Net cash used in investing activities	$(507,351)	$(399,118)	$(606,658)	$915,089	$(598,038)

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Three Months Ended March 31, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$6,142	$—	$6,142
Repayments of borrowings from secured notes payable	—	—	(1,189)	—	(1,189)
Borrowings from unsecured senior line of credit	1,035,000	—	—	—	1,035,000
Repayments of borrowings from unsecured senior line of credit	(595,000)	—	—	—	(595,000)
Transfer to/from parent company	94,702	399,109	421,278	(915,089)	—
Proceeds from the issuance of common stock	99,369	—	—	—	99,369
Dividends on common stock	(91,060)	—	—	—	(91,060)
Dividends on preferred stock	(1,302)	—	—	—	(1,302)
Contributions from noncontrolling interests	—	—	6,579	—	6,579
Distributions to noncontrolling interests	—	—	(7,220)	—	(7,220)
Net cash provided by financing activities	541,709	399,109	425,590	(915,089)	451,319

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(406)	—	(406)

Net decrease in cash, cash equivalents, and restricted cash	(14,486)	(9)	(3,709)	—	(18,204)
Cash, cash equivalents, and restricted cash as of the beginning of period	130,516	9	146,661	—	277,186
Cash, cash equivalents, and restricted cash as of the end of period	$116,030	$—	$142,952	$—	$258,982

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$29,348	$—	$6,145	$—	$35,493

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$19,565	$—	$19,565

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Three Months Ended March 31, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$41,711	$82,859	$93,936	$(170,951)	$47,555
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,709	—	95,474	—	97,183
Loss on early extinguishment of debt	670	—	—	—	670
Gain on sale of real estate – rental property	—	—	(270)	—	(270)
Equity in losses of unconsolidated real estate JVs	—	—	(361)	—	(361)
Distributions of earnings from unconsolidated real estate JVs	—	—	125	—	125
Amortization of loan fees	1,887	—	1,008	—	2,895
Amortization of debt discounts (premiums)	140	—	(736)	—	(596)
Amortization of acquired below-market leases	—	—	(5,359)	—	(5,359)
Deferred rent	—	—	(35,592)	—	(35,592)
Stock compensation expense	5,252	—	—	—	5,252
Equity in earnings of affiliates	(86,471)	(82,848)	(1,632)	170,951	—
Investment income	—	(11)	(1,476)	—	(1,487)
Changes in operating assets and liabilities:
Tenant receivables	—	—	(235)	—	(235)
Deferred leasing costs	—	—	(16,072)	—	(16,072)
Other assets	(3,686)	—	(301)	—	(3,987)
Accounts payable, accrued expenses, and tenant security deposits	32,896	—	(14,973)	—	17,923
Net cash (used in) provided by operating activities	(5,892)	—	113,536	—	107,644

Investing Activities
Proceeds from sales of real estate	—	—	2,827	—	2,827
Additions to real estate	—	—	(218,473)	—	(218,473)
Purchases of real estate	—	—	(217,643)	—	(217,643)
Deposits for investing activities	—	—	3,200	—	3,200
Investments in subsidiaries	(274,576)	(201,333)	(4,149)	480,058	—
Additions to investments	—	—	(43,974)	—	(43,974)
Sales of investments	—	—	5,707	—	5,707
Net cash used in investing activities	$(274,576)	$(201,333)	$(472,505)	$480,058	$(468,356)

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Three Months Ended March 31, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$73,401	$—	$73,401
Repayments of borrowings from secured notes payable	—	—	(829)	—	(829)
Proceeds from issuance of unsecured senior notes payable	424,384	—	—	—	424,384
Borrowings from unsecured senior line of credit	1,139,000	—	—	—	1,139,000
Repayments of borrowings from unsecured senior line of credit	(1,167,000)	—	—	—	(1,167,000)
Repayment of borrowings from unsecured bank term loans	(200,000)	—	—	—	(200,000)
Transfer to/from parent company	17,367	201,333	261,358	(480,058)	—
Payment of loan fees	(3,957)	—	(378)	—	(4,335)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(17,934)	—	—	—	(17,934)
Proceeds from the issuance of common stock	217,759	—	—	—	217,759
Dividends on common stock	(73,705)	—	—	—	(73,705)
Dividends on preferred stock	(3,617)	—	—	—	(3,617)
Contributions from noncontrolling interests	—	—	6,888	—	6,888
Distributions to and purchase of noncontrolling interests	—	—	(5,322)	—	(5,322)
Net cash provided by financing activities	332,297	201,333	335,118	(480,058)	388,690

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	185	—	185

Net increase (decrease) in cash, cash equivalents, and restricted cash	51,829	—	(23,666)	—	28,163
Cash, cash equivalents, and restricted cash as of the beginning of period	30,705	—	110,661	—	141,366
Cash, cash equivalents, and restricted cash as of the end of period	$82,534	$—	$86,995	$—	$169,529

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$24,708	$—	$5,372	$—	$30,080

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$(1,693)	$—	$(1,693)

Non-Cash Financing Activities:
Payable for redemption of preferred stock	$130,000	$—	$—	$—	$130,000

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

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10‑K for the fiscal year ended December 31, 2017. Readers of this quarterly report on Form 10‑Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

In addition, on December 22, 2017, the President signed a tax reform bill commonly referred to as the Tax Cuts and Jobs Act into law. The tax reform legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing effect on different categories of taxpayers and industries. The legislation is unclear in many respects and will require clarification and interpretation by the U.S. Treasury Department and the IRS in the form of amendments, technical corrections, regulations, or other forms of guidance, any of which could lessen or increase the effect of the legislation on us or our stockholders. The outcome of this legislation on state and local tax authorities, and the response by such authorities, is also unclear. We will continue to monitor changes made to, or as a result of, the federal tax law and its potential effect on us.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT uniquely focused on collaborative life science and technology campuses in AAA innovation cluster locations with a total market capitalization of $17.9 billion and an asset base in North America of 30.2 million SF as of March 31, 2018. The asset base in North America includes 20.8 million RSF of operating properties and 3.5 million RSF of development and redevelopment of new Class A properties currently undergoing construction and pre-construction activities with target delivery dates ranging from 2018 through 2020. Additionally, the asset base in North America includes 5.9 million SF of intermediate-term and future development projects, including 3.6 million SF of intermediate-term development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. We have a longstanding and proven track record of developing Class A properties clustered in urban life science and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science and technology companies through its venture capital arm. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of March 31, 2018:

•	Investment-grade or large cap tenants represented 57% of our total annual rental revenue;

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

Executive summary

Increased common stock dividend

Common stock dividend for the three months ended March 31, 2018, of $0.90 per common share, up 7 cents, or 8%, over the three months ended March 31, 2017; continuation of our strategy to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

Improvement in credit rating outlook

In February 2018, S&P Global Ratings raised its credit outlook for our corporate credit rating to BBB/Positive from BBB/Stable. The positive outlook reflects S&P’s belief that “there is further ratings upside over the next couple of years stemming from the company’s high quality operating portfolio and projects under development, combined with a prudent financial policy.”

Strong internal growth

•	Total revenues of $320.1 million, up 18.2%, for the three months ended March 31, 2018, compared to $270.9 million for the three months ended March 31, 2017;

•	Same property net operating income growth:

•	4.0% and 14.6% (cash basis) for the three months ended March 31, 2018, compared to the three months ended March 31, 2017;
•Continued solid leasing activity and strong rental rate growth, in light of modest contractual lease expirations at the beginning of 2018, and a highly leased value-creation pipeline:

Three Months Ended March 31, 2018
Total leasing activity – RSF	1,481,164
Lease renewals and re-leasing of space:
Rental rate increases	16.3%
Rental rate increases (cash basis)	19.0%
RSF (included in total leasing activity above)	234,548

•Key leases executed during the three months ended March 31, 2018 (included in total leasing activity above):

Property	Submarket	RSF	Tenant
1655 and 1725 Third Street	Mission Bay/SoMa	593,765	Uber Technologies, Inc.
Summers Ridge Science Park	Sorrento Mesa	192,070	Quidel Corporation
399 Binney Street	Cambridge	123,403	Three life science entities
279 East Grand Avenue	South San Francisco	104,013	Verily Life Sciences, LLC
681 Gateway Boulevard	South San Francisco	60,963	Twist Bioscience Corp.

Strong external growth; disciplined allocation of capital to visible, multiyear, highly leased value-creation pipeline

•	Development and redevelopment projects placed into service during the three months ended March 31, 2018:

•	91,155 RSF at our development projects at 100 Binney Street in our Cambridge submarket, 100% leased to four high-quality biotechnology entities; and

•	27,315 RSF at our redevelopment project at 266 and 275 Second Avenue in our Route 128 submarket, leased to Visterra, Inc.

•
Significant contractual near-term growth in annual cash rents of $76 million, of which $60 million will commence through the fourth quarter of 2018 ($35 million in the second quarter of 2018, $13 million in the third quarter of 2018, and $12 million in fourth quarter of 2018). This is related to initial free rent granted on development and redevelopment projects recently placed into service (and no longer included in our value-creation pipeline) that are currently generating rental revenue.

•	During the three months ended March 31, 2018, commencements of development and redevelopment projects aggregating 651,951 RSF, including:

•	593,765 RSF at 1655 and 1725 Third Street in our Mission Bay/SoMa submarket; and

•	58,186 RSF at 704 Quince Orchard Road in our Gaithersburg submarket.

•	81% leased on 2.3 million RSF of development and redevelopment projects undergoing construction (excludes RSF in service).

Completed strategic acquisitions

Refer to “Acquisitions” under the “Investment in Real Estate” section within Item 2 of this report for information on our opportunistic acquisitions completed or under contract.

Operating results

On January 1, 2018, we adopted a new accounting standard which requires us, on a prospective basis, to generally present our equity investments at fair value with changes in fair value reflected in earnings. During the three months ended March 31, 2018, we recognized $72.2 million of unrealized gains from changes in fair value of our equity investments.

	Three Months Ended March 31,
	2018	2017	Change
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$132.4	$25.7	$106.7	N/A
Per share	$1.32	$0.29	$1.03	N/A
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$162.5	$130.6	$31.9	24.4%
Per share	$1.62	$1.48	$0.14	9.5%

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items at the beginning of the “Results of Operations” section within this Item 2 for additional information.

Core operating metrics for the three months ended March 31, 2018

High-quality revenue and cash flows and operational excellence

•	Percentage of annual rental revenue in effect from:

•	Investment-grade or large cap tenants: 57%

•	Class A properties in AAA locations: 79%

•	Occupancy of operating properties in North America: 96.6%

•	Operating margin: 71%

•	Adjusted EBITDA margin: 69%

•	Weighted-average remaining lease term:

•	Total tenants: 8.7 years

•	Top 20 tenants: 13.2 years

•	See “Strong Internal Growth” in the above section for information on our total revenues, same property net operating income growth, leasing activity, and rental rate growth.
Balance sheet management

Key metrics

•	$17.9 billion of total market capitalization as of March 31, 2018

•	$2.3 billion of liquidity as of March 31, 2018

	Three Months Ended March 31, 2018	Trailing 12 Months	4Q18 Goal
	Annualized
Net debt to Adjusted EBITDA	5.4x	6.1x	Less than 5.5x
Fixed-charge coverage ratio	4.6x	4.3x	Greater than 4.0x

Unhedged variable-rate debt as a percentage of total debt	15%	N/A	5%
Current and future value-creation pipeline as a percentage of gross investments in real estate in North America	9%	N/A	8% to 12%

Key capital events

•
In January 2018, we entered into forward equity sales agreements to sell an aggregate 6.9 million shares of our common stock (including the exercise of underwriters’ option) at a public offering price of $123.50 per share, before underwriting discounts. In March 2018, we settled 843,600 shares from our forward equity sales agreements and received proceeds of $100.2 million, net of underwriting discounts and adjustments provided in the forward equity sales agreements. We expect to receive proceeds of $713.7 million upon settlement of the remaining outstanding forward equity sales agreements, to be further adjusted as provided in the sales agreements, which will fund current and near-term value-creation projects and acquisitions in 2018.

Corporate responsibility and industry leadership

•
50% of annual rental revenue expected from LEED® certified projects upon completion of nine in-process projects. Two of our properties recently received LEED certifications, demonstrating our commitment to sustainability:

•	In March 2018, 505 Brannan Street in our Mission Bay/SoMa submarket received LEED Platinum certification; and

•	In April 2018, 100 Binney Street in our Cambridge submarket received LEED Gold certification.

•
In January 2018, we were awarded a 2017 Governor’s Environmental and Economic Leadership Award, California’s highest environmental honor recognizing entities that have demonstrated exceptional leadership and made notable contributions to conserving precious natural resources while promoting economic growth.

•
In January 2018, Alexandria Venture Investments launched the Alexandria Seed Capital Platform, an innovative seed-stage life science funding model and extension of Alexandria LaunchLabs®, which provides seed-stage financing to transformative life science companies. Alexandria Seed Capital Platform drives the growth of seed- and early-stage companies in New York City and across the country.

•	In February 2018, Joel S. Marcus, Executive Chairman and Founder, was appointed to the Navy SEAL Foundation board of directors.

•	In February 2018, Menlo Gateway in our Greater Stanford submarket was awarded “Development of the Year” by NAIOP San Francisco at its “Best of the Bay” awards event.

•	In March 2018, we announced elevations of key executive officers, effective in April 2018.

Operating summary

Favorable Lease Structure(1)		Same Property Net Operating Income Growth

Stable cash flows
Percentage of triple net leases	97%
Increasing cash flows
Percentage of leases containing annual rent escalations	95%
Lower capex burden
Percentage of leases providing for the recapture of capital expenditures	94%

Margins(2)		Rental Rate Growth: Renewed/Re-Leased Space

Adjusted EBITDA	Operating
69%	71%

(1)	Percentages calculated based on RSF as of March 31, 2018.

(2)	Represents percentages for the three months ended March 31, 2018.

(3)
Rental rate increase driven primarily by the successful execution of our strategy to re-lease significantly below-market leases at our Alexandria Center® at One Kendall Square campus in our Cambridge submarket. Since our acquisition of the campus during the three months ended December 31, 2016, we have re-leased and renewed approximately 185,000 RSF of below-market space, or three times the volume we initially forecasted to be executed through March 31, 2018, at rental rate (cash basis) increases of approximately 26%.

Cash Flows from High-Quality, Diverse, and Innovative Tenants

Annual Rental Revenue from Investment-Grade or Large Cap Tenants(1) A REIT Industry-Leading Tenant Roster

57%

Tenant Mix

Public
Biotechnology
24%
Life Science
Product, Service,
and Device
18%
9%
Private
Biotechnology
11%
Technology
(72% from Leading
Technology Entities(2))
3%
Other
12%
Institutional
(Academic/Medical,
Non-Profit, and
U.S. Government)
23%
Multinational
Pharmaceutical

Percentage of ARE’s Annual Rental Revenue(1)

(1)	Represents annual rental revenue in effect as of March 31, 2018.

(2)	Leading technology entities represent investment-grade or companies with a market capitalization or private valuation greater than $10 billion as of March 31, 2018.

High-Quality Cash Flows from Class A Properties in AAA Locations

Class A Properties in AAA Locations	AAA Locations

San Francisco
24%
New York City
7%
San Diego
16%
Seattle
5%
Maryland
5%
Research Triangle Park
3%
Other Markets
2%
Greater Boston
38%

79%
of ARE’s Annual Rental Revenue(1)
Percentage of ARE’s Annual Rental Revenue(1)

Solid Demand for Class A Properties in AAA Locations Drives Solid Occupancy

Solid Historical Occupancy(2)	Occupancy across Key Locations

96.6%
95.7%
99.9%
100.0%
95.2%
96.6%
95.7%
96.8%
North America
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle Park

96%
Over 10 Years
Occupancy of Operating Properties as of March 31, 2018

(1)	Represents annual rental revenue in effect as of March 31, 2018.

(2)	Average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of March 31, 2018.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended				Year Ended
	March 31, 2018				December 31, 2017
	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	16.3%		19.0%	(2)	25.1%	12.7%
New rates	$50.90		$49.56		$51.05	$47.99
Expiring rates	$43.77		$41.65		$40.80	$42.60
Rentable square footage	234,548				2,525,099
Tenant improvements/leasing commissions	$12.09				$18.74
Weighted-average lease term	3.8 years				6.2 years

Developed/redeveloped/previously vacant space leased
New rates	$72.19		$58.75		$47.56	$42.93
Rentable square footage	1,246,616	(3)			2,044,083
Tenant improvements/leasing commissions	$10.55				$9.83
Weighted-average lease term	15.2 years				10.1 years

Leasing activity summary (totals):
New rates	$68.82		$57.30		$49.49	$45.72
Rentable square footage	1,481,164	(4)			4,569,182
Tenant improvements/leasing commissions	$10.79				$14.75
Weighted-average lease term	13.4 years				7.9 years

Lease expirations:(1)
Expiring rates	$42.55		$43.71		$39.99	$41.71
Rentable square footage	540,033				2,919,259

Leasing activity includes 100% of results for properties in which we have an investment in North America. Refer to the “Non-GAAP Measures” section within this Item 2 for a description of the basis used to compute the measures above.

(1)	Excludes 22 month-to-month leases aggregating 50,686 RSF and 25 month-to-month leases aggregating 37,006 RSF as of March 31, 2018, and December 31, 2017, respectively.

(2)
Rental rate increase driven primarily by the successful execution of our strategy to re-lease significantly below-market leases at our Alexandria Center® at One Kendall Square campus in our Cambridge submarket. Since our acquisition of the campus during the three months ended December 31, 2016, we have re-leased and renewed approximately 185,000 RSF of below-market space, or three times the volume we initially forecasted to be executed through March 31, 2018, at rental rate (cash basis) increases of approximately 26%.

(3)
Includes 593,765 RSF at 1655 and 1725 Third Street in our Mission Bay/SoMa submarket, 192,070 RSF at Summers Ridge Science Park in our Sorrento Mesa submarket, 123,403 RSF at 399 Binney Street in our Cambridge submarket, 104,013 RSF at 279 East Grand Avenue, and 60,963 RSF at 681 Gateway Boulevard in our South San Francisco submarket aggregating 1,074,214 RSF of development, redevelopment, or previously vacant space leased during the three months ended March 31, 2018.

(4)
During the three months ended March 31, 2018, we granted tenant concessions/free rent averaging 2.7 months with respect to the 1,481,164 RSF leased. Approximately 59% of the leases executed during the three months ended March 31, 2018, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of
March 31, 2018:

Year	Number of Leases	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2018 (2)	73	984,083	4.9%	$41.91	4.4%
2019	90	1,395,878	7.0%	$39.42	5.8%
2020	108	1,762,000	8.8%	$37.95	7.1%
2021	89	1,694,342	8.5%	$41.97	7.5%
2022	86	1,526,328	7.6%	$44.93	7.2%
2023	62	1,983,398	9.9%	$42.82	9.0%
2024	31	1,410,528	7.0%	$48.61	7.2%
2025	28	814,573	4.1%	$50.79	4.4%
2026	19	778,993	3.9%	$45.61	3.7%
2027	25	1,845,581	9.2%	$44.47	8.7%
Thereafter	47	5,811,887	29.1%	$57.22	35.0%

(1)	Represents amounts in effect as of March 31, 2018.

(2)	Excludes 22 month-to-month leases for 50,686 RSF as of March 31, 2018.

The following tables present information by market with respect to our lease expirations in North America as of March 31, 2018, for the remainder of 2018 and all of 2019:

	2018 Contractual Lease Expirations						Annual Rental Revenue (per RSF)(2)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases	Total (1)
Market
Greater Boston	55,761	37,492	—		109,145	202,398	$53.23
San Francisco	19,988	—	321,971	(3)	65,637	407,596	35.26
New York City	15,517	577	—		42,015	58,109	N/A
San Diego	—	—	—		140,408	140,408	33.96
Seattle	2,468	—	—		6,272	8,740	52.56
Maryland	8,110	2,618	—		32,491	43,219	21.58
Research Triangle Park	—	15,800	—		33,203	49,003	23.77
Canada	12,450	5,952	—		45,063	63,465	19.83
Non-cluster markets	—	6,721	—		4,424	11,145	26.18
Total	114,294	69,160	321,971		478,658	984,083	$41.91
Percentage of expiring leases	12%	7%	33%		48%	100%

	2019 Contractual Lease Expirations						Annual Rental Revenue (per RSF)(2)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases	Total
Market
Greater Boston	16,188	72,396	—		260,651	349,235	$51.09
San Francisco	22,882	—	—		183,814	206,696	45.01
New York City	—	—	—		7,601	7,601	N/A
San Diego	71,457	51,358	44,034	(4)	201,749	368,598	31.39
Seattle	—	—	—		212,010	212,010	43.91
Maryland	—	—	—		158,433	158,433	26.12
Research Triangle Park	—	—	—		40,604	40,604	20.66
Canada	—	—	—		2,238	2,238	17.01
Non-cluster markets	—	—	—		50,463	50,463	22.25
Total	110,527	123,754	44,034		1,117,563	1,395,878	$39.42
Percentage of expiring leases	8%	9%	3%		80%	100%

(1)	Excludes 22 month-to-month leases for 50,686 RSF as of March 31, 2018.

(2)	Represents amounts in effect as of March 31, 2018.

(3)
Includes 195,000 RSF expiring at the beginning of the second quarter of 2018 at 960 Industrial Road, a recently acquired property located in our Greater Stanford submarket, where we are pursuing entitlements aggregating 500,000 RSF for a multi-building development. Also includes 126,971 RSF of office space targeted for redevelopment into office/laboratory space upon expiration of the existing lease at the end of the third quarter of 2018 at 681 Gateway Boulevard in our South San Francisco submarket, of which 60,963 RSF, or 48%, is pre-leased to another tenant. Concurrent with our redevelopment, we anticipate expanding 681 Gateway Boulevard by an additional 15,000 RSF to 30,000 RSF and expect initial occupancy in 2019.

(4)
Represents 44,034 RSF expiring in January 2019 at 4110 Campus Point Court, a recently acquired property in our University Town Center submarket, which we expect to redevelop into tech office or office/laboratory space.

Top 20 tenants

88% of Top 20 Annual Rental Revenue from Investment-Grade or Large Cap Tenants

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.7% of our annual rental revenue in effect as of March 31, 2018. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of March 31, 2018 (dollars in thousands, except market cap/private valuation):

		Remaining Lease Term in Years (1)		Aggregate RSF	Annual Rental Revenue (1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Ratings		Market Cap / Private Valuation (in billions)

	Tenant						Moody’s	S&P
1	Illumina, Inc.	12.3		891,495	$34,859	3.7%	—	BBB	$34.5
2	Sanofi	9.6		514,450	30,527	3.2	A1	AA	$100.1
3	Takeda Pharmaceutical Company Ltd.	12.0		386,111	30,522	3.2	A1	A-	$41.0
4	Eli Lilly and Company	11.6		469,266	29,334	3.1	A2	AA-	$84.5
5	Bristol-Myers Squibb Company	9.8		460,050	29,330	3.1	A2	A+	$103.4
6	Celgene Corporation	8.3		614,082	28,881	3.0	Baa2	BBB+	$67.1
7	Novartis AG	8.8		367,995	28,119	3.0	Aa3	AA-	$190.8
8	Uber Technologies, Inc.	74.7	(2)	422,980	22,162	2.3	(3)	(3)	$69.6	(4)
9	New York University	12.4		209,224	20,718	2.2	Aa2	AA-	$—
10	bluebird bio, Inc.	8.9		262,261	20,093	2.1	—	—	$8.6
11	Stripe, Inc.	9.5		295,333	17,822	1.9	—	—	$9.2	(4)
12	Roche	3.9		343,861	17,597	1.9	Aa3	AA	$196.0
13	Amgen Inc.	6.0		407,369	16,838	1.8	Baa1	A	$122.8
14	Massachusetts Institute of Technology	7.2		256,126	16,729	1.8	Aaa	AAA	$—
15	United States Government	7.3		264,358	15,056	1.6	Aaa	AA+	$—
16	FibroGen, Inc.	5.6		234,249	14,198	1.5	—	—	$3.8
17	Facebook, Inc.	11.7		382,883	13,785	1.5	(3)	(3)	$444.6
18	Biogen Inc.	10.5		305,212	13,278	1.4	Baa1	A-	$57.5
19	Pinterest, Inc.	14.9		148,146	12,103	1.3	(3)	(3)	$12.3	(4)
20	Vertex Pharmaceuticals Incorporated	14.5		231,440	11,034	1.2	(3)	(3)	$41.4
	Total/weighted average	13.2	(3)	7,466,891	$422,985	44.8%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)
Based on percentage of aggregate annual rental revenue in effect as of March 31, 2018. Refer to the “Non-GAAP Measures” section within this Item 2 for our methodology on annual rental revenue for unconsolidated properties.

(2)
Represents a ground lease with Uber Technologies, Inc. at 1455 and 1515 Third Street in our Mission Bay/SoMa submarket. Excluding the ground lease, the weighted-average remaining lease term for our top 20 tenants is 9.8 years as of March 31, 2018.

(3)	Tenant with market capitalization or private valuation greater than $10 billion as of March 31, 2018.

(4)
We obtained the most recently reported private valuations as of March 31, 2018 from PitchBook Data, Inc., a comprehensive database that provides data on private capital markets, including venture capital, private equity, and M&A transactions.

Locations of properties

The locations of our properties are diversified among a number of life science and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of March 31, 2018, in North America of our properties by market (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	6,237,599	164,000	31,858	6,433,457	28%	54	$359,063	38%	$61.46
San Francisco	4,733,279	1,627,088	45,115	6,405,482	28	44	226,241	24	49.84
New York City	727,674	—	—	727,674	3	2	63,555	7	87.34
San Diego	4,349,106	—	163,648	4,512,754	20	56	160,620	16	38.79
Seattle	1,037,920	—	—	1,037,920	4	11	48,530	5	48.39
Maryland	2,101,195	—	103,225	2,204,420	10	30	52,633	5	26.29
Research Triangle Park	1,043,726	—	175,000	1,218,726	5	16	26,097	3	25.84
Canada	256,967	—	—	256,967	1	3	6,824	1	26.68
Non-cluster markets	268,689	—	—	268,689	1	6	5,455	1	25.73
North America	20,756,155	1,791,088	518,846	23,066,089	100%	222	$949,018	100%	$48.09
		2,309,934

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets as of the following dates:

	Operating Properties			Operating and Redevelopment Properties
Market	3/31/18	12/31/17	3/31/17	3/31/18	12/31/17	3/31/17
Greater Boston	95.7%	96.6%	96.1%	95.2%	95.7%	96.1%
San Francisco	99.9	99.6	99.8	98.9	99.6	99.8
New York City	100.0	99.8	97.8	100.0	99.8	97.8
San Diego	95.2	94.5	91.0	91.7	90.9	87.3
Seattle	96.6	97.7	98.2	96.6	97.7	98.2
Maryland	95.7	95.2	92.6	91.2	93.2	92.6
Research Triangle Park	96.8	98.1	97.5	82.9	84.0	97.5
Subtotal	96.8	97.0	95.6	94.4	94.9	94.7
Canada	99.6	99.6	99.2	99.6	99.6	99.2
Non-cluster markets	78.9	78.4	88.4	78.9	78.4	88.4
North America	96.6%	96.8%	95.5%	94.3%	94.7%	94.7%

Refer to the “Non-GAAP Measures” section within this Item 2 for additional information.

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in collaborative life science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset values. Our pre-construction activities are undertaken in order to get the property ready for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. Our investments in real estate consisted of the following as of March 31, 2018 (dollars in thousands):

	Investments in Real Estate	Square Feet
		Consolidated	Unconsolidated(1)	Total
Investments in real estate:
Rental properties	$11,468,444	20,293,451	462,704	20,756,155

New Class A development and redevelopment properties:
2018 deliveries undergoing construction	172,956	534,506	—	534,506

2019 deliveries:
Undergoing construction	235,120	602,489	1,172,939	1,775,428

Undergoing pre-construction	45,946	331,971	—	331,971

2019 deliveries		934,460	1,172,939	2,107,399

2020 deliveries undergoing pre-construction	178,090	908,000	—	908,000

New Class A development and redevelopment properties undergoing construction and pre-construction	632,112	2,376,966	1,172,939	3,549,905

Intermediate-term and future development projects:
Intermediate-term development projects	412,265	3,615,317	—	3,615,317
Future development projects	96,813	2,873,081	—	2,873,081
Portion of developable square feet that will replace existing RSF included in rental properties(2)	N/A	(554,441)	—	(554,441)
Intermediate-term and future development projects		5,933,957	—	5,933,957

Gross investments in real estate	12,609,634	28,604,374	1,635,643	30,240,017

Less: accumulated depreciation	(1,969,084)
Net investments in real estate – North America	10,640,550
Net investments in real estate – Asia	30,677
Investments in real estate	$10,671,227

(1)	Our share of the cost basis associated with unconsolidated square feet is classified in investments in unconsolidated real estate joint ventures in our unaudited consolidated balance sheets.

(2)	Refer to footnote 1 on the “Summary of Pipeline” section within this Item 2.

Acquisitions

Our real estate asset acquisitions consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Anticipated Use	Operating Occupancy	Square Footage			Unlevered Yields		Purchase Price
						Operating	Development/Redevelopment	Future Development	Initial Stabilized	Initial Stabilized (Cash)

Three months ended March 31, 2018 acquisitions:
1655 and 1725 Third Street (10% interest in unconsolidated JV)	Mission Bay/SoMa/ San Francisco	3/2/18	2	Office	N/A	—	593,765	—	7.8%	6.0%	$31,950
Alexandria PARC	Greater Stanford/ San Francisco	1/25/18	4	Office/lab	100%	152,383	45,115	—	TBD		136,000

Summers Ridge Science Park	Sorrento Mesa/ San Diego	1/5/18	4	Office/lab	100%	316,531	—	50,000	8.2%	6.3%	148,650
704 Quince Orchard Road (56.8% interest in unconsolidated JV)	Gaithersburg/Maryland	3/16/18	1	Office/lab	100%	21,745	58,186	—	TBD		3,900

			11			490,659	697,066	50,000			320,500

1455 and 1515 Third Street (acquisition of remaining 49% interest)(1)	Mission Bay/SoMa/ San Francisco	N/A	N/A	Office	100%	N/A	—	—	N/A	N/A	18,900
											339,400

Second quarter of 2018 acquisitions completed or under purchase agreements/letters of intent:
100 Tech Drive	Route 128/ Greater Boston	4/13/18	1	Office/lab	100%	200,431	—	300,000	8.7%	7.3%	87,250
1455 and 1515 Third Street (acquisition of remaining 49% interest)(1)	Mission Bay/SoMa/ San Francisco	N/A	N/A	Office	100%	N/A	—	—	N/A	N/A	18,900
Pending	Various					612,747	—	253,000	TBD		268,050
						813,178	—	553,000			374,200
Total acquisitions											$713,600
2018 Guidance range											$670,000 – $770,000

(1)
The first installment of $18.9 million related to our November 2016 acquisition of 1455 and 1515 Third Street was paid during the three months ended June 30, 2017, and the second installment of $18.9 million was paid in January 2018. We expect to pay the third and final installment during the three months ending June 30, 2018.

Disciplined management of ground-up development

Alexandria's Disciplined Management of Development Pipeline

10-Year Track Record of Solid Execution

RISK MITIGATION THROUGH PRE-LEASING[(1)]

Single Tenancy

100% Pre-leasing on 4.1M RSF

Multi-Tenancy

38% Pre-leasing on 2.8M RSF

PROJECTS THAT ATTRACT HIGH- QUALITY TENANTS[(1)]

78% of Annual Rental Revenue is from Investment-Grade or Large Cap Tenants[(2)]

CONSERVATIVE UNDERWRITING & STRONG EXECUTION[(3)]

2 Months Average Early Delivery

6.9% Average Initial Stabilized Cash Yield

(1)	Represents development commencements since January 1, 2008, comprised of 27 projects aggregating 6.9 million RSF.

(2)
Represents annualized rental revenue on ground-up developments commenced since January 1, 2008, from investment-grade rated tenants and/or tenants with market capitalization or private valuation greater than $10 billion. Refer to the “Non-GAAP measures and Definitions” section within this Item 2 for additional information.

(3)	Represents developments commenced and delivered since January 1, 2008, comprising 22 projects aggregating 5.2 million RSF.

ALEXANDRIA SUSTAINABILITY

Making a positive and meaningful impact on the health, safety, and well-being of our tenants, shareholders, employees, and the communities in which we live and work.

Awards and Recognition

Nareit 2017
Leader In The Light Award
Highest Achievement In Sustainability Innovation
MOST INNOVATIVE

Governor's Environmental & Economic Leadership Award – geela – California
CALIFORNIA'S HIGHEST ENVIRONMENTAL HONOR

International WELL Building Institute – WELL GOLD 2017
WORLD'S FIRST WELL CERTIFIED™ LABORATORY

GRESB® Green Star 2017
#1 HEALTH & WELL-BEING COMPANY IN THE U.S.

fitwel®
FIRST REIT TO BE NAMED FITWEL CHAMPION AND FOUNDING MEMBER OF LEADERSHIP ADVISORY BOARD

Leader in Green Development

100% New Ground-Up Developments Targeting Minimum LEED® Gold Certification

50 LEED Projects (1)
6 | Platinum
30 | Gold
14 | Silver

50% % of ARE's Total Annual Rental Revenue from LEED Projects (1)

Committed to Continuous Sustainability Improvements

5% ▼ Reduction of Same Property Greenhouse Gas Pollution from 2015 to 2016

86 Efficiency Projects on Operating Properties from 2015 to 2016

Leader in Health & Wellness

4 WELL Certified Projects (2)
2 | Gold
2 | Silver

14 Fitwel® Certified Projects (3)
5 | ★★★
6 | ★★
3 | ★

3.1 Million RSF of WELL and Fitwel Certified Projects

(1)    Upon completion of nine LEED certification projects in process.
(2)    Upon completion of three WELL certification projects in process.
(3)    Upon completion of eight Fitwel certification projects in process.

External growth – new Class A value-creation development and redevelopment properties placed into service in the last 12 months

100 Binney Street	266 and 275 Second Avenue	510 Townsend Street
Greater Boston/Cambridge	Greater Boston/Route 128	San Francisco/Mission Bay/SoMa
432,931 RSF	27,315 RSF	295,333 RSF
Bristol-Myers Squibb Company Facebook, Inc.	Visterra, Inc.	Stripe, Inc.

505 Brannan Street, Phase I	ARE Spectrum	5200 Illumina Way, Parking Structure	400 Dexter Avenue North
San Francisco/Mission Bay/SoMa	San Diego/Torrey Pines	San Diego/University Town Center	Seattle/Lake Union
148,146 RSF	336,461 RSF	N/A	290,111 RSF
Pinterest, Inc.	The Medicines Company Celgene Corporation Wellspring Biosciences LLC Vertex Pharmaceuticals Incorporated	Illumina, Inc.	Juno Therapeutics, Inc. ClubCorp Holdings, Inc.

RSF represents the cumulative RSF placed into service in the last 12 months.

External growth – new Class A value-creation development and redevelopment properties placed into service in the last 12 months (continued)

The following table presents value-creation development and redevelopment of new Class A properties placed into service during the 12 months ended March 31, 2018 (dollars in thousands):

Property/Market/Submarket	Our Ownership Interest	Date Delivered	RSF Placed into Service						Total Project			Unlevered Yields
												Initial Stabilized	Initial Stabilized Cash Basis
			Prior to 4/1/17	2Q17	3Q17	4Q17	1Q18	Total	Leased	RSF	Investment
Consolidated development projects
100 Binney Street/Greater Boston/Cambridge	100%	Various	—	—	341,776	—	91,155	432,931	100%	432,931	$436,000	8.2%	7.4%
510 Townsend Street/San Francisco/ Mission Bay/SoMa	100%	10/31/17	—	—	—	295,333	—	295,333	100%	295,333	$226,000	7.9%	7.5%
505 Brannan Street, Phase I/San Francisco/ Mission Bay/SoMa	99.7%	10/10/17	—	—	—	148,146	—	148,146	100%	148,146	$140,000	8.5%	7.2%
ARE Spectrum/San Diego/Torrey Pines	100%	Various	134,274	31,664	—	170,523	—	336,461	98%	336,461	$277,000	6.4%	6.2%
5200 Illumina Way, Parking Structure/San Diego/ University Town Center	100%	5/15/17	—	N/A	—	—	—	N/A	100%	N/A	$60,000	7.0%	7.0%
400 Dexter Avenue North/Seattle/Lake Union	100%	Various	241,276	—	17,620	31,215	—	290,111	100%	290,111	$223,000	7.0%	7.1%

Consolidated redevelopment project
266 and 275 Second Avenue/Greater Boston/ Route 128	100%	3/31/18	—	—	—	—	27,315	27,315	84%	203,757	$89,000	8.4%	7.1%
Total			375,550	31,664	359,396	645,217	118,470	1,530,297

New Class A development and redevelopment properties: 2018 – 2020 deliveries

399 Binney Street	266 and 275 Second Avenue	1655 and 1725 Third Street	213 East Grand Avenue
Greater Boston/Cambridge	Greater Boston/Route 128	San Francisco/Mission Bay/SoMa	San Francisco/South San Francisco
164,000 RSF	31,858 RSF	593,765 RSF	300,930 RSF
Rubius Therapeutics, Inc. Relay Therapeutics, Inc. Celsius Therapeutics, Inc. Multi-Tenant/Negotiating	Marketing	Uber Technologies, Inc.	Merck & Co., Inc.

279 East Grand Avenue	201 Haskins Way	681 Gateway Boulevard	Menlo Gateway
San Francisco/South San Francisco	San Francisco/South San Francisco	San Francisco/South San Francisco	San Francisco/Greater Stanford
211,405 RSF	280,000 RSF	126,971 RSF	520,988 RSF
Verily Life Sciences, LLC Multi-Tenant/Marketing	Multi-Tenant/Marketing	Twist Bioscience Corporation Multi-Tenant/Marketing	Facebook, Inc.

New Class A development and redevelopment properties: 2018 – 2020 deliveries (continued)

825 and 835 Industrial Road	Alexandria PARC	9625 Towne Centre Drive	9880 Campus Point Drive
San Francisco/Greater Stanford	San Francisco/Greater Stanford	San Diego/University Town Center	San Diego/University Town Center
530,000 RSF	45,115 RSF	163,648 RSF	98,000 RSF
Multi-Tenant/Marketing	Multi-Tenant/Negotiating	Takeda Pharmaceutical Company Ltd.	Multi-Tenant/Marketing

1818 Fairview Avenue East	9900 Medical Center Drive	704 Quince Orchard Road	5 Laboratory Drive
Seattle/Lake Union	Maryland/Rockville	Maryland/Gaithersburg	Research Triangle Park/RTP
205,000 RSF	45,039 RSF	58,186 RSF	175,000 RSF
Multi-Tenant/Negotiating	Multi-Tenant/Negotiating	Multi-Tenant/Marketing	ELO Life Systems, Inc. Boragen, Inc. Indigo Ag, Inc. Multi-Tenant/Negotiating

New Class A development and redevelopment properties: 2018 – 2020 deliveries (continued)

The following table sets forth a summary of our new Class A development and redevelopment properties projected to be delivered in 2018 through 2020, as of March 31, 2018:

Property/Market/Submarket	Dev/Redev	Project RSF			Percentage					Project Start	Occupancy(1)
		In Service	CIP	Total	Leased		Negotiating		Total		Initial	Stabilized
2018 deliveries: consolidated projects under construction
266 and 275 Second Avenue/Greater Boston/Route 128	Redev	171,899	31,858	203,757	84%		—%		84%	3Q17	1Q18	2018
5 Laboratory Drive/Research Triangle Park/RTP	Redev	—	175,000	175,000	34%		6%		40%	2Q17	3Q18	2019
9625 Towne Centre Drive/San Diego/University Town Center(2)	Redev	—	163,648	163,648	100%		—%		100%	3Q15	4Q18	2018
399 Binney Street/Greater Boston/Cambridge	Dev	—	164,000	164,000	75%		14%		89%	4Q17	4Q18	2019
2018 deliveries undergoing construction		171,899	534,506	706,405	73%		5%		78%

2019 deliveries: consolidated projects under construction
213 East Grand Avenue/San Francisco/South San Francisco	Dev	—	300,930	300,930	100%		—%		100%	2Q17	1Q19	2019
9900 Medical Center Drive/Maryland/Rockville	Redev	—	45,039	45,039	—%		58%		58%	3Q17	1Q19	2019
Alexandria PARC/San Francisco/Greater Stanford	Redev	152,383	45,115	197,498	77%		23%		100%	1Q18	2Q19	2019
279 East Grand Avenue/San Francisco/South San Francisco	Dev	—	211,405	211,405	49%		—%		49%	4Q17	2019	2020
		152,383	602,489	754,872	74%		9%		83%
2019 deliveries: unconsolidated joint venture projects under construction(2)
704 Quince Orchard Road/Maryland/Gaithersburg	Redev	21,745	58,186	79,931	27%		6%		33%	1Q18	1Q19	2020
Menlo Gateway/San Francisco/Greater Stanford	Dev	251,995	520,988	772,983	100%		—%		100%	4Q17	4Q19	4Q19
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	Dev	—	593,765	593,765	100%		—%		100%	1Q18	4Q19	2019
		273,740	1,172,939	1,446,679	96%		—%		96%
Total development and redevelopment projects undergoing construction		598,022	2,309,934	2,907,956

2019 deliveries: consolidated projects under pre-construction
681 Gateway Boulevard/San Francisco/South San Francisco(3)	Redev	—	126,971	126,971	48%	(3)	—%		48%	4Q18	2019	TBD
1818 Fairview Avenue East/Seattle/Lake Union	Dev	—	205,000	205,000	—%		26%	(4)	26%	TBD	2019	TBD
		—	331,971	331,971
2019 deliveries undergoing construction and pre-construction		426,123	2,107,399	2,533,522	79%		5%		84%

2020 deliveries: consolidated projects under pre-construction
825 and 835 Industrial Road/San Francisco/Greater Stanford	Dev	—	530,000	530,000
201 Haskins Way/San Francisco/South San Francisco	Dev	—	280,000	280,000
9880 Campus Point Drive/San Diego/University Town Center	Dev	—	98,000	98,000
2020 deliveries under pre-construction		—	908,000	908,000

Total		598,022	3,549,905	4,147,927

(1)	Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.

(2)	Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information.

(3)
The building is 100% occupied through the end of the third quarter in 2018, after which we expect to redevelop the building from office to office/laboratory space and expand it by an additional 15,000 RSF to 30,000 RSF. We have executed a lease for 60,963 RSF, or 48% of the existing building RSF.

(4)	Represents an executed letter of intent with a high-quality public biotechnology tenant for 52,874 RSF, including an option to expand into 27,874 RSF.

New Class A development and redevelopment properties: 2018 – 2020 deliveries (continued)

The following table sets forth a summary of our new Class A development and redevelopment properties projected to be delivered in 2018 through 2020, as of March 31, 2018 (dollars in thousands):

	Our Ownership Interest			Cost to Complete			Unlevered Yields
Property/Market/Submarket		In Service	CIP	Construction Loan	ARE Funding	Total at Completion	Initial Stabilized	Initial Stabilized (Cash Basis)

2018 deliveries: consolidated projects under construction
266 and 275 Second Avenue/Greater Boston/Route 128	100%	$72,713	$9,336	$—	$6,951	$89,000	8.4%	7.1%
5 Laboratory Drive/Research Triangle Park/RTP	100%	—	18,926	—	43,574	62,500	7.7%	7.6%
9625 Towne Centre Drive/San Diego/University Town Center(1)	54.7%	—	45,758	—	47,242	93,000	7.0%	7.0%
399 Binney Street/Greater Boston/Cambridge	100%	—	98,936	—	75,064	174,000	7.3%	6.7%
2018 deliveries undergoing construction		72,713	172,956	—	172,831	418,500

2019 deliveries: consolidated projects under construction
213 East Grand Avenue/San Francisco/South San Francisco	100%	—	136,977	—	123,023	260,000	7.2%	6.4%
9900 Medical Center Drive/Maryland/Rockville	100%	—	8,040	—	6,260	14,300	8.4%	8.4%
Alexandria PARC/San Francisco/Greater Stanford	100%	97,550	29,216	—	TBD
279 East Grand Avenue/San Francisco/South San Francisco	100%	—	60,887	—

		97,550	235,120	—	TBD	TBD
2019 deliveries: unconsolidated joint venture projects under construction(1)
(Amounts represent our share)
704 Quince Orchard Road/Maryland/Gaithersburg	56.8%	1,393	3,085	7,938	TBD
Menlo Gateway/San Francisco/Greater Stanford	25.2%	64,880	58,782	117,398	188,940	430,000	6.9%	6.3%
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	10%	—	36,060	33,280	8,660	78,000	7.8%	6.0%
		66,273	97,927	158,616	TBD	TBD
2019 deliveries: consolidated projects under pre-construction
681 Gateway Boulevard/San Francisco/South San Francisco	100%	—	—	TBD
1818 Fairview Avenue East/Seattle/Lake Union	100%	—	45,946
		—	45,946
2019 deliveries undergoing construction and pre-construction		163,823	378,993

2020 deliveries: consolidated projects under pre-construction
825 and 835 Industrial Road/San Francisco/Greater Stanford	100%	—	94,075	TBD
201 Haskins Way/San Francisco/South San Francisco	100%	—	40,883
9880 Campus Point Drive/San Diego/University Town Center	100%	—	43,132
2020 deliveries undergoing pre-construction		—	178,090

Total		$236,536	$730,039

(1)	Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information.

New Class A development and redevelopment properties: intermediate-term development projects

325 Binney Street	88 Bluxome Street	505 Brannan Street, Phase II	960 Industrial Road	Alexandria Center® for Life Science
Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	San Francisco/Mission Bay/SoMa	San Francisco/Greater Stanford	New York City/Manhattan
208,965 RSF	1,070,925 RSF	165,000 RSF	500,000 RSF	420,000 RSF

5200 Illumina Way	Campus Point Drive	1150 Eastlake Avenue East	1165/1166 Eastlake Avenue East	9800 Medical Center Drive
San Diego/University Town Center	San Diego/University Town Center	Seattle/Lake Union	Seattle/Lake Union	Maryland/Rockville
386,044 RSF	318,383 RSF	260,000 RSF	106,000 RSF	180,000 RSF

New Class A development and redevelopment properties: summary of pipeline

The following table summarizes the key information for all our development and redevelopment projects in North America as of March 31, 2018 (dollars in thousands):

Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Undergoing Construction	Near-Term Projects Undergoing Marketing and Pre-Construction	Intermediate-Term Development		Future Development	Total(1)
Greater Boston
Undergoing construction
266 and 275 Second Avenue/Route 128	100%	$9,336		31,858	—	—		—	31,858
399 Binney (Alexandria Center® at One Kendall Square)	100%	98,936		164,000	—	—		—	164,000
Intermediate-term development
325 Binney Street/Cambridge	100%	89,637		—	—	208,965		—	208,965
Future development
Alexandria Technology Square®/Cambridge	100%	7,787		—	—	—		100,000	100,000
Other future projects	100%	7,612		—	—	—		405,599	405,599
		213,308		195,858	—	208,965		505,599	910,422
San Francisco
Undergoing construction
213 East Grand Avenue/South San Francisco	100%	136,977		300,930	—	—		—	300,930
279 East Grand Avenue/South San Francisco	100%	60,887		211,405	—	—		—	211,405
1655 and 1725 Third Street/Mission Bay/SoMa	10%	—	(2)	593,765	—	—		—	593,765
Menlo Gateway/Greater Stanford	25.2%	—	(2)	520,988	—	—		—	520,988
Alexandria PARC/Greater Stanford	100%	29,216		45,115	—	—		—	45,115
Near-term projects undergoing marketing and pre-construction
825 and 835 Industrial Road/Greater Stanford	100%	94,075		—	530,000	—		—	530,000
201 Haskins Way/South San Francisco	100%	40,883		—	280,000	—		—	280,000
681 Gateway Boulevard/South San Francisco(3)	100%	—		—	126,971	—		—	126,971
Intermediate-term development
88 Bluxome Street/Mission Bay/SoMa	100%	164,966		—	—	1,070,925	(1)	—	1,070,925
505 Brannan Street, Phase II/Mission Bay/SoMa	99.7%	15,879		—	—	165,000		—	165,000
960 Industrial Road/Greater Stanford	100%	70,636		—	—	500,000	(1)	—	500,000
Future development
East Grand Avenue/South San Francisco	100%	5,988		—	—	—		90,000	90,000
Other future projects	100%	356		—	—	—		95,620	95,620
		619,863		1,672,203	936,971	1,735,925		185,620	4,530,719
New York City
Alexandria Center® for Life Science/Manhattan	100%	—		—	—	420,000		—	420,000
		$—		—	—	420,000		—	420,000
(1)    Represents total square footage upon completion of development of a new Class A property. RSF presented includes RSF of a building currently in operation that will be demolished upon commencement of construction.
(2)    This property is an unconsolidated real estate joint venture. Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information on our share of real estate.
(3)    Refer to the “New Class A Development and Redevelopment Properties: 2018 – 2020 Deliveries” section within this Item 2 for additional information on our near-term redevelopment opportunity at this property.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Undergoing Construction	Near-Term Projects Undergoing Marketing and Pre-Construction	Intermediate-Term Development		Future Development	Total(1)
San Diego
Undergoing construction
9625 Towne Centre Drive/University Town Center	54.7%	$45,758		163,648	—	—		—	163,648
Near-term projects undergoing marketing and pre-construction
9880 Campus Point Drive/University Town Center	100%	43,132		—	98,000	—		—	98,000
Intermediate-term development
5200 Illumina Way/University Town Center	100%	11,814		—	—	386,044		—	386,044
Campus Point Drive/University Town Center	55%	15,216		—	—	318,383		—	318,383
Future development
Vista Wateridge/Sorrento Mesa	100%	4,021		—	—	—		163,000	163,000
Other future projects	100%	30,717		—	—	—		309,895	309,895
		150,658		163,648	98,000	704,427		472,895	1,438,970
Seattle
Near-term projects undergoing marketing and pre-construction
1818 Fairview Avenue East/Lake Union	100%	45,946		—	205,000	—		—	205,000
Intermediate-term development
1150 Eastlake Avenue East/Lake Union	100%	19,704		—	—	260,000		—	260,000
1165/1166 Eastlake Avenue East/Lake Union	100%	15,612		—	—	106,000	—	—	106,000
		81,262		—	205,000	366,000		—	571,000
Maryland
Undergoing construction
9900 Medical Center Drive/Rockville	100%	8,040		45,039	—	—		—	45,039
704 Quince Orchard Road/Gaithersburg	56.8%	—	(2)	58,186	—	—		—	58,186
Intermediate-term development
9800 Medical Center Drive/Rockville	100%	8,801		—	—	180,000		—	180,000
Future development
Other future projects	100%	4,034		—	—	—		61,000	61,000
		20,875		103,225	—	180,000		61,000	344,225
Research Triangle Park
Undergoing construction
5 Laboratory Drive/Research Triangle Park	100%	18,926		175,000	—	—		—	175,000
Future development
6 Davis Drive/Research Triangle Park	100%	16,773		—	—	—		1,000,000	1,000,000
Other future projects	100%	4,149		—	—	—		76,262	76,262
		39,848		175,000	—	—		1,076,262	1,251,262
Non-cluster markets – other future projects	100%	15,376		—	—	—		571,705	571,705
		$1,141,190		2,309,934	1,239,971	3,615,317		2,873,081	10,038,303

(1)
Represents total square footage upon completion of development of a new Class A property. RSF presented includes RSF of a building currently in operation that will be demolished upon commencement of construction.

(2)
This property is an unconsolidated real estate joint venture. Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information on our share of real estate.

Summary of capital expenditures

Our construction spending for the three months ended March 31, 2018, consisted of the following (in thousands):

Three Months Ended
Construction Spending	March 31, 2018
Additions to real estate – consolidated projects	$206,404
Investments in unconsolidated real estate joint ventures	22,325
Construction spending (cash basis)(1)	228,729
Increase in accrued construction	19,565
Construction spending	$248,294

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures.

The following table summarizes the total projected construction spending for the year ending December 31, 2018, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2018
Development and redevelopment projects	$632,000
Investment in unconsolidated real estate joint ventures	110,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(28,000)
Generic laboratory infrastructure/building improvement projects	117,000	(1)
Non-revenue-enhancing capital expenditures and tenant improvements	20,000
Projected construction spending for nine months ending December 31, 2018	851,000
Actual construction spending for three months ended March 31, 2018	248,294
Guidance range	$1,050,000	–	1,150,000

(1)
Includes $10 million to $15 million of projected construction spending in 2018, related to the development of a new 98,000 RSF Class A office/laboratory property at 9880 Campus Point Drive in our University Town Center submarket.

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs

The table below presents the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures, Tenant Improvements, and Leasing Costs(1)	Three Months Ended March 31, 2018				Recent Average per RSF(2)
	Amount	RSF	Per RSF
Non-revenue-enhancing capital expenditures	$2,625	19,804,271	$0.13		$0.51

Tenant improvements and leasing costs:
Re-tenanted space	$2,753	131,214	$20.98		$19.30
Renewal space	83	103,334	0.81	(3)	11.16
Total tenant improvements and leasing costs/weighted average	$2,836	234,548	$12.09		$13.99

(1)	Excludes amounts that are recoverable from tenants, revenue-enhancing, or related to properties that have undergone redevelopment.

(2)	Represents the average of the five years ended December 31, 2017, and the three months ended March 31, 2018.

(3)
Decrease from prior year primarily related to lower volume of leasing on spaces renewed during the three months ended March 31, 2018. We expect tenant improvement and leasing costs incurred during 2018 to be consistent with prior year.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our most recent annual report on Form 10-K, and our subsequent quarterly reports on Form 10-Q. We believe this tabular presentation promotes a better understanding of corporate-level decisions and activities that significantly affect comparison of our operating results from period to period. We also believe this tabular presentation will supplement an understanding of our disclosures and real estate operating results. Gains or losses on early extinguishment of debt and preferred stock redemption charges are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses from non-real estate investments are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Items included in net income attributable to Alexandria’s common stockholders are as follows:

	Three Months Ended March 31,
	2018	2017	2018	2017
(In millions, except per share amounts)	Amount		Per Share – Diluted(1)
Realized gain on non-real estate investment(2)	$8.3	$—	$0.08	$—
Unrealized gains on non-real estate investments(3)	72.2	—	0.70	—
Loss on early extinguishment of debt	—	(0.7)	—	(0.01)
Preferred stock redemption charge(4)	—	(11.3)	—	(0.12)
	$80.5	$(12.0)	$0.78	$(0.13)
Weighted-average shares of common stock outstanding for calculation of earnings per share – diluted			100.1	88.2

(1)	Per share amounts are shown net of the per share amounts allocable to unvested restricted stock awards.

(2)	Relates to one publicly traded non-real estate investment in a life science entity. Excluding this gain, our realized investment gains were $5.1 million for the three months ended March 31, 2018.

(3)	Refer to Note 6 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(4)	Refer to Note 13 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for more information.

Same Properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For more information on the determination of our Same Properties portfolio, refer to “Same Property Comparisons” in the “Non-GAAP Measures” section within this Item 2. The following table presents information regarding our Same Properties for the three months ended March 31, 2018:

Three Months Ended March 31, 2018
Percentage change in net operating income over comparable period from prior year	4.0%
Percentage change in net operating income (cash basis) over comparable period from prior year	14.6%
Operating margin	71%
Number of Same Properties	188
RSF	17,618,620
Occupancy – current-period average	96.2%
Occupancy – same-period prior-year average	96.1%

The following table reconciles the number of Same Properties to total properties for the three months ended March 31, 2018:

Development – under construction	Properties
213 East Grand Avenue	1
399 Binney Street	1
279 East Grand Avenue	1
Menlo Gateway (unconsolidated real estate JV)	3
1655 and 1725 Third Street (unconsolidated real estate JV)	2
8
Development – placed into service after January 1, 2017	Properties
505 Brannan Street	1
510 Townsend Street	1
ARE Spectrum	3
400 Dexter Avenue North	1
100 Binney Street	1
7

Redevelopment – under construction	Properties
9625 Towne Centre Drive	1
5 Laboratory Drive	1
9900 Medical Center Drive	1
266 and 275 Second Avenue	2
Alexandria PARC	4
704 Quince Orchard Road (unconsolidated real estate JV)	1
	10
Acquisitions after January 1, 2017	Properties
88 Bluxome Street	1
960 Industrial Road	1
1450 Page Mill Road	1
701 Gateway Boulevard	1
4110 Campus Point Court	1
Summers Ridge Science Park	4
	9

Total properties excluded from Same Properties	34
Same Properties	188	(1)
Total properties in North America as of March 31, 2018	222

(1)	Includes 9880 Campus Point Drive, a building that was occupied through January 2018 and is currently undergoing demolition as we expect to develop a 98,000 RSF Class A office/laboratory property.

Comparison of results for the three months ended March 31, 2018, to the three months ended March 31, 2017

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. For a reconciliation of net operating income from net income, the most directly comparable financial measure presented in accordance with GAAP, refer to the “Non-GAAP Measures” section within this Item 2.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Same Properties	$204,378	$197,207	$7,171	3.6%
Non-Same Properties	40,107	9,986	30,121	301.6
Total rental	244,485	207,193	37,292	18.0

Same Properties	66,398	60,186	6,212	10.3
Non-Same Properties	6,772	1,160	5,612	483.8
Total tenant recoveries	73,170	61,346	11,824	19.3

Same Properties	69	58	11	19.0
Non-Same Properties	2,415	2,280	135	5.9
Total other income	2,484	2,338	146	6.2

Same Properties	270,845	257,451	13,394	5.2
Non-Same Properties	49,294	13,426	35,868	267.2
Total revenues	320,139	270,877	49,262	18.2

Same Properties	77,523	71,509	6,014	8.4
Non-Same Properties	14,248	5,578	8,670	155.4
Total rental operations	91,771	77,087	14,684	19.0

Same Properties	193,322	185,942	7,380	4.0
Non-Same Properties	35,046	7,848	27,198	346.6
Net operating income	$228,368	$193,790	$34,578	17.8%

Net operating income – Same Properties	$193,322	$185,942	$7,380	4.0%
Straight-line rent revenue and amortization of acquired below-market leases	(18,013)	(32,940)	14,927	(45.3)
Net operating income – Same Properties (cash basis)	$175,309	$153,002	$22,307	14.6%

Rental revenues

Total rental revenues for the three months ended March 31, 2018, increased by $37.3 million, or 18.0%, to $244.5 million, compared to $207.2 million for the three months ended March 31, 2017. The increase was primarily due to an increase in rental revenues from our Non-Same Properties totaling $30.1 million primarily related to 1,502,982 RSF of development and redevelopment projects placed into service subsequent to January 1, 2017, and 15 operating properties totaling 1,333,498 RSF acquired subsequent to January 1, 2017.

Rental revenues from our Same Properties for the three months ended March 31, 2018, increased by $7.2 million, or 3.6%, to $204.4 million, compared to $197.2 million for the three months ended March 31, 2017. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2017. Refer to “Leasing” within the “Operating Summary” section of this Item 2 for additional information on our leasing activity.

Tenant recoveries

Tenant recoveries for the three months ended March 31, 2018, increased by $11.8 million, or 19.3%, to $73.2 million, compared to $61.3 million for the three months ended March 31, 2017. As of March 31, 2018, 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Non-Same Properties’ tenant recoveries increased by $5.6 million primarily due to the increase in recoverable operating expenses for the three months ended March 31, 2018, as discussed under “Rental Operating Expenses” below.

Same Properties’ tenant recoveries for the three months ended March 31, 2018, increased by $6.2 million, or 10.3%, to $66.4 million, compared to $60.2 million for the three months ended March 31, 2017, primarily due to the increase in recoverable operating expenses for the three months ended March 31, 2018.

Rental operating expenses

Total rental operating expenses for the three months ended March 31, 2018, increased by $14.7 million, or 19.0%, to $91.8 million, compared to $77.1 million for the three months ended March 31, 2017. Approximately $8.7 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to 1,502,982 RSF of development and redevelopment projects placed into service subsequent to January 1, 2017, and 15 operating properties totaling 1,333,498 RSF acquired subsequent to January 1, 2017.

Same Properties’ rental operating expenses increased by $6.0 million, or 8.4%, during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to higher property taxes and repairs and maintenance expenses during the three months ended March 31, 2018.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2018, increased by $3.2 million, or 16.6%, to $22.4 million, compared to $19.2 million for the three months ended March 31, 2017. General and administrative expenses increased primarily due to the continued growth in the depth and breadth of our operations in multiple markets, including an 18.0% increase in total rental revenues to $244.5 million for the three months ended March 31, 2018, compared to $207.2 million for the same period in 2017, and including a 5.1 million RSF, or 20.2%, increase in our North America asset base subsequent to January 1, 2017. As a percentage of total assets, our general and administrative expenses for the three months ended March 31, 2018 and 2017, quarter annualized, remained consistent at 0.7%.

Interest expense

Interest expense for the three months ended March 31, 2018 and 2017, consisted of the following (dollars in thousands):

	Three Months Ended March 31,
Component	2018	2017	Change
Interest incurred	$50,275	$42,948	$7,327
Capitalized interest	(13,360)	(13,164)	(196)
Interest expense	$36,915	$29,784	$7,131

Average debt balance outstanding (1)	$5,193,666	$4,389,943	$803,723
Weighted-average annual interest rate (2)	3.9%	3.9%	—%

(1)	Represents the average debt balance outstanding during the respective periods.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$425 million unsecured senior note payable	4.09%	March 2017	$2,900
$600 million unsecured senior note payable	3.63%	November 2017	5,210
Fluctuation in interest rate and average balance:
$1.65 billion unsecured senior line of credit and variable-rate senior bank term loans			2,420
Secured note payable			975
Other increase in interest			215
Total increases			11,720
Decreases in interest incurred due to:
Repayments of debt:
Variable-rate unsecured senior bank term loan		February 2017	(220)
Secured construction loans		November 2017	(2,520)
Lower average notional amounts of interest rate hedge agreements in effect			(1,585)
Other decrease in interest			(68)
Total decreases			(4,393)
Change in interest incurred			7,327
Increase in capitalized interest			(196)
Total change in interest expense			$7,131

(1)	Represents the interest rate as of the end of the applicable period, plus the effect of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2018 increased by $17.0 million, or 17.5%, to $114.2 million, compared to $97.2 million for the three months ended March 31, 2017. The increase is primarily due to additional depreciation from 1,502,982 RSF of development and redevelopment projects placed into service subsequent to January 1, 2017, and 15 operating properties totaling 1,333,498 RSF acquired subsequent to January 1, 2017.

Investment income

Effective January 1, 2018, we adopted a new accounting standard on financial instruments. Under the new standard, changes in fair value for investments in publicly traded companies and investments in privately held entities that report NAV, and observable price changes for investments in privately held entities that do not report NAV, are recognized in investment income in our accompanying consolidated statements of income. For detailed discussion related to this new standard refer to the “Investments” section within Note 2 – “Summary of Significant Accounting Policies” and Note 6 – “Investments” to these unaudited consolidated financial statements under Item 1 of this report.

Our investment income recognized in our consolidated statement of income during the three months ended March 31, 2018 consisted of the following (in thousands):

Component	Three Months Ended March 31, 2018
Realized gains and losses	$13,332
Unrealized gains and losses:
Investments in publicly traded companies	46,099
Investments in privately held entities without readily determinable fair values:
Investments in privately held entities that report NAV	15,087
Investments in privately held entities that do not report NAV (upward adjustments for observable price changes)	11,043
Unrealized gains and losses	72,229

Investment income	$85,561

During the three months ended March 31, 2017, we recognized investment income of approximately $1.5 million, which consisted of realized gains and losses on our equities securities classified as available-for-sale and equity securities accounted for under the cost method in accordance with the accounting standards in effect prior to January 1, 2018. During the three months ended March 31, 2017, investment income was classified within other income in our consolidated statements of income. The variance between investment income recognized during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is primarily due to the recognition of unrealized gains and losses on our equity investments aggregating $72.2 million during the three months ended March 31, 2018, in net income as required by the new ASU adopted on January 1, 2018. For more information, refer to the “Investments” section within Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements under Item 1 of this report.

Sale of real estate assets

During the three months ended March 31, 2017, we completed the sale of a vacant property at 6146 Nancy Ridge Drive located in our Sorrento Mesa submarket of San Diego for a purchase price of $3.0 million and recognized a gain of $270 thousand.

Loss on early extinguishment of debt

During the three months ended March 31, 2017, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, reducing the total outstanding balance from $400 million to $200 million, and recognized a loss on early extinguishment of debt of $670 thousand related to the write-off of unamortized loan fees. No such losses were recognized during the three months ended March 31, 2018.

Preferred stock redemption charge

During the three months ended March 31, 2017, we repurchased 501,115 outstanding shares of our Series D Convertible Preferred Stock and recognized a preferred stock redemption charge of $5.8 million.

In March 2017, we announced the redemption of our Series E Redeemable Preferred Stock and recognized a preferred stock redemption charge of $5.5 million related to the write-off of original issuance costs. On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2018, as set forth, and as adjusted, in the table below. The tables below also provide a reconciliation of EPS per share attributable to Alexandria’s common stockholders – diluted, the most directly comparable GAAP measure, to funds from operations per share and funds from operations per share, as adjusted, non-GAAP measures, and other key assumptions included in our updated guidance for the year ending December 31, 2018. Updates to guidance include: a) two cent increases to the midpoints, and reduction of the ranges from 20 cents to 10 cents for EPS - diluted, FFO per share - diluted, and FFO per share - diluted, as adjusted, and b) updating the EPS and FFO per share - diluted guidance ranges to include an investment gain of $8.3 million related to one non-real estate investment in a life science entity and unrealized gains of $72.2 million related to non-real estate investments during the three months ended March 31, 2018. There can be no assurance that actual amounts will be materially higher or lower than these expectations. Refer to our discussion of “Forward-Looking Statements” within this Item 2.

Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
	As of 4/30/18
Earnings per share	$2.88 to $2.98
Depreciation and amortization	4.45
Allocation of unvested restricted stock awards	(0.05)
Funds from operations per share	$7.28 to $7.38
Realized gain on non-real estate investment for the three months ended March 31, 2018	(0.08)	(1)
Unrealized gains on non-real estate investments for the three months ended March 31, 2018	(0.70)	(2)
Allocation to unvested restricted stock awards	0.02
Funds from operations per share, as adjusted	$6.52 to $6.62

Key Assumptions(3) (Dollars in millions)	2018 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2018	96.9%	97.5%

Lease renewals and re-leasing of space:
Rental rate increases	13.0%	16.0%
Rental rate increases (cash basis)	7.5%	10.5%

Same property performance:
Net operating income increase	2.5%	4.5%
Net operating income increase (cash basis)	9.0%	11.0%

Straight-line rent revenue	$92	$102	(4)
General and administrative expenses	$85	$90
Capitalization of interest	$55	$65
Interest expense	$155	$165

(1)	Represents an investment gain of $8.3 million related to one non-real estate investment in a life science entity recognized during the three months ended March 31, 2018.

(2)
Per share amounts of unrealized gains on non-real estate investments during the three months ended March 31, 2018 may be different for the full year ended December 31, 2018, depending on the weighted-average shares outstanding for the year ended December 31, 2018. Excludes future changes in fair value for equity investments pursuant to new accounting standard effective January 1, 2018. Refer to the “Investments” section within Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements under Item 1 for additional information.

(3)
The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs because these project costs will no longer qualify for capitalization and will, therefore, be expensed as incurred. Our assumptions for occupancy, rental rate growth, Same Properties net operating income growth, straight-line rent revenue, general and administrative expenses, capitalization of interest, and interest expense are included in the tables above and are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors”; and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10‑K for the year ended December 31, 2017. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

(4)
Approximately 50% of straight-line rent revenue represents initial free rent on recently delivered and expected 2018 deliveries of new Class A properties from our development and redevelopment pipeline.

Key Credit Metrics	2018 Guidance
Net debt to Adjusted EBITDA – fourth quarter of 2018, annualized	Less than 5.5x
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2018, annualized	Less than 5.5x
Fixed-charge coverage ratio – fourth quarter of 2018, annualized	Greater than 4.0x
Unhedged variable-rate debt as a percentage of total debt	5%
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2018	8% to 12%

Consolidated and unconsolidated real estate joint ventures

We present components of balance sheet and operating results information for the noncontrolling interests’ share of our consolidated real estate joint ventures and for our share of investments in unconsolidated real estate joint ventures to help investors estimate balance sheet and operating results information related to our partially owned entities. These amounts are estimated by computing, for each joint venture that we consolidate in our financial statements, the noncontrolling interest percentage of each financial item to arrive at the cumulative noncontrolling interest share of each component presented. In addition, for our real estate joint ventures that we do not control and do not consolidate, we apply our economic ownership percentage to the unconsolidated real estate joint ventures to arrive at our proportionate share of each component presented. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements under Item 1 of this report for further discussion.

Consolidated Real Estate Joint Ventures (controlled by us through contractual rights or majority voting rights)
Property/Market/Submarket	Noncontrolling(1) Interest Share
225 Binney Street/Greater Boston/Cambridge	70.0%
1500 Owens Street/San Francisco/Mission Bay/SoMa	49.9%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	40.0%
Campus Pointe by Alexandria/San Diego/University Town Center	45.0%
9625 Towne Centre Drive/San Diego/University Town Center	45.3%	(2)

Unconsolidated Real Estate Joint Ventures (controlled jointly or by our JV partners through contractual rights or majority voting rights)
Property/Market/Submarket	Our Ownership Share
360 Longwood Avenue/Greater Boston/Longwood Medical Area	27.5%
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	10.0%
Menlo Gateway/San Francisco/Greater Stanford	25.2%	(3)
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(4)
704 Quince Orchard Road/Maryland/Gaithersburg	56.8%	(4)

(1)	In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in three other properties in North America.

(2)	As of March 31, 2018, our partner’s ownership interest is 45.3% and is expected to increase to 49.9% by June 30, 2018 through additional capital contributions to fund construction.

(3)	As of March 31, 2018, we have an ownership interest in Menlo Gateway of 25.2% and expect our ownership to increase to 49% through future funding of construction costs by the first quarter of 2019.

(4)	Represents our ownership interest; our voting interest is limited to 50%.

As of March 31, 2018, our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms (dollars in thousands):

		Initial Maturity Date	Extension Option Maturity Date(1)	Stated Interest Rate(2)	Interest Rate(2)(3)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share					Debt Balance(4)	Remaining Commitments
360 Longwood Avenue	27.5%	9/1/22	9/1/24	3.32%	3.61%	$94,091	$17,000	(5)
1655 and 1725 Third Street	10.0%	6/29/21	6/29/24	L+3.70%	4.82%	42,197	332,803
Menlo Gateway, Phase I	25.2%	3/1/19	3/3/20	L+2.50%	4.11%	124,382	23,454
1401/1413 Research Boulevard	65.0%	5/17/20	7/1/20	L+2.50%	5.11%	9,784	14,733
704 Quince Orchard Road	56.8%	3/16/23	N/A	L+1.95%	4.26%	836	13,979
						$271,290	$401,969
Loan closed in April 2018
Menlo Gateway, Phase II	25.2%	5/1/35	N/A	4.53%	N/A	$—	$157,270

(1)	Reflects extension options that exist, which may be subject to certain conditions.

(2)	For acquired loans, interest rate includes adjustments to reflect our effective borrowing costs at the time of acquisition.

(3)	Represents interest rate, including interest expense and amortization of loan fees and discount/premium as of March 31, 2018.

(4)	Represents outstanding principal, net of unamortized deferred financing costs and discount/premium.

(5)	The remaining loan commitment balance excludes an earn-out advance provision that allows for incremental borrowings up to $48.0 million, subject to certain conditions.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures (in thousands):

	Three Months Ended March 31, 2018
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Total revenues	$13,491	$2,461
Rental operations	(3,903)	(416)
	9,588	2,045
General and administrative	(47)	(25)
Interest	—	(232)
Depreciation and amortization	(3,867)	(644)
	$5,674	$1,144

	March 31, 2018
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$509,536	$225,240
Cash and cash equivalents	21,373	4,193
Restricted cash	—	1,139
Other assets	33,229	20,029
Secured notes payable	—	(68,194)
Other liabilities	(25,388)	(12,542)
Redeemable noncontrolling interests	(10,212)	—
	$528,538	$169,865

For the three months ended March 31, 2018 and 2017, we distributed $5.9 million and $5.3 million, respectively, to our consolidated real estate joint venture partners.

Investments

Adoption of new accounting standard on financial instruments

On January 1, 2018, we adopted a new accounting standard which requires us, on a prospective basis, to present our equity investments at fair value whenever fair value is readily available or observable. During the three months ended March 31, 2018, we recognized within earnings approximately $72 million of unrealized gains from changes in fair value of investments in publicly traded companies and investments in privately held entities without readily determinable fair values.

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)	272

Holdings

$1.9M

Average Investment Cost

Investment Income(1)	As of March 31, 2018	(in thousands)	Cost	Unrealized Gains		Total

$14M(2)
Realized Gains
$72M
Unrealized Gains
Result of New Accounting Standard
$86M
Total

	Publicly traded companies		$67,801	$95,870		$163,671
	Privately held entities without readily determinable fair values:

	Entities that report NAV		159,231	106,235	(3)	265,466
	Entities that do not report NAV:
	Entities with observable price changes since 1/1/18		23,491	11,043	(4)	34,534
	Entities without observable price changes since 1/1/18		260,639	—		260,639

	Total		$511,162	$213,148		$724,310

	As of December 31, 2017	(in thousands)	Cost	Unrealized Gains		Total
	Publicly traded companies		$59,740	$49,771		$109,511
	Privately held entities without readily determinable fair values:

	Entities that report NAV		148,627	N/A		148,627
	Entities that do not report NAV		265,116	N/A		265,116

	Total		$473,483	$49,771		$523,254

(1)	For the three months ended March 31, 2018.

(2)	Includes an $8.3 million gain related to one publicly traded non-real estate investment in a life science entity.

(3)	Represents fair value adjustments (using reported NAV per share as a practical expedient to fair value) for our limited partnership investments.

(4)
Represents fair value adjustments for seven private investments that had observable price changes during the three months ended March 31, 2018. Refer to Note 6 – “Investments” to these unaudited consolidated financial statements for additional information on observable price changes.

Liquidity

Net Debt to Adjusted EBITDA(1)	Net Debt and Preferred Stock to Adjusted EBITDA(1)

5.5x
5.4x
<5.5x
12/31/17
3/31/18
12/31/18 and Thereafter

5.6x
5.5x
<5.5x
12/31/17
3/31/18
12/31/18 and Thereafter

Fixed-Charge Coverage Ratio(1)	Liquidity(2)

4.2x
4.6x
>4.0x
12/31/17
3/31/18
12/31/18 and Thereafter

	$2.3B

	(In millions)
	Availability under our $1.65 billion unsecured senior line of credit	$1,160
	Outstanding forward equity sales agreements	714
	Cash, cash equivalents, and restricted cash	259
	Investments in publicly traded companies	163
	Remaining construction loan commitments	19
		$2,315

(1)	Quarter annualized.

(2)	As of March 31, 2018.

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, repurchase/redemption of preferred stock, and dividends through net cash provided by operating activities, periodic asset sales, strategic real estate joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and the issuance of additional debt and/or equity securities, including settlement of our forward equity sales agreements.

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

The following table presents the availability under our $1.65 billion unsecured senior line of credit, available commitments under our secured construction loans, investments in publicly traded companies, outstanding forward equity sales agreements, cash, cash equivalents, and restricted cash as of March 31, 2018 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
$1.65 billion unsecured senior line of credit	L+1.00%	$1,650,000	$490,000	$1,160,000
50 and 60 Binney Street/Greater Boston secured construction loan	L+1.50%	350,000	331,461	18,539
		$2,000,000	$821,461	1,178,539
Outstanding forward equity sales agreements				713,687
Cash, cash equivalents, and restricted cash				258,982
Investments in publicly traded companies				163,671
Total liquidity				$2,314,879

Refer to Note 9 – “Secured and Unsecured Senior Debt” to these unaudited consolidated financial statements under Item 1 of this report for a discussion of our secured construction loans.

Cash, cash equivalents, and restricted cash

As of March 31, 2018, and December 31, 2017, we had $259.0 million and $277.2 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, cash flows from operating activities, proceeds from asset sales, borrowings under our $1.65 billion unsecured senior line of credit, secured construction loan borrowings, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distribution to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Net cash provided by operating activities	$128,921	$107,644	$21,277
Net cash used in investing activities	$(598,038)	$(468,356)	$(129,682)
Net cash provided by financing activities	$451,319	$388,690	$62,629

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the three months ended March 31, 2018, increased to $128.9 million, compared to $107.6 million for the three months ended March 31, 2017. This increase was primarily attributable to (i) cash flows generated by our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2017, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2017.

Investing activities

Cash flows used in investing activities for the three months ended March 31, 2018 and 2017, consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Proceeds from sales of real estate	$—	$2,827	$(2,827)
Additions to real estate	(206,404)	(218,473)	12,069
Purchases of real estate	(303,156)	(217,643)	(85,513)
Deposits for investing activities	(7,786)	3,200	(10,986)
Changes related to consolidated real estate	(517,346)	(430,089)	(87,257)

Acquisition of interest in unconsolidated real estate joint ventures	(35,922)	—	(35,922)
Investments in unconsolidated real estate joint ventures	(22,325)	—	(22,325)
Changes related to unconsolidated real estate joint ventures	(58,247)	—	(58,247)

Additions to investments	(50,287)	(43,974)	(6,313)
Sales of investments	27,842	5,707	22,135
Changes related to non-real estate investments	(22,445)	(38,267)	15,822

Net cash used in investing activities	$(598,038)	$(468,356)	$(129,682)

The change in net cash used in investing activities for the three months ended March 31, 2018, is primarily due to an increased use of cash for property acquisitions and construction related to our highly leased pipeline. Refer to Note 3 – “Investments in Real Estate” and Note 6 – “Investments” to these unaudited consolidated financial statements under Item 1 of this report for further information.

Financing activities

Cash flows provided by financing activities for the three months ended March 31, 2018 and 2017, consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Borrowings from secured notes payable	$6,142	$73,401	$(67,259)
Repayments of borrowings from secured notes payable	(1,189)	(829)	(360)
Proceeds from issuance of unsecured senior notes payable	—	424,384	(424,384)
Borrowings from unsecured senior line of credit	1,035,000	1,139,000	(104,000)
Repayments of borrowings from unsecured senior line of credit	(595,000)	(1,167,000)	572,000
Repayments of borrowings from unsecured senior bank term loans	—	(200,000)	200,000
Changes related to debt	444,953	268,956	175,997

Repurchase of 7.00% Series D cumulative convertible preferred stock	—	(17,934)	17,934
Proceeds from the issuance of common stock	99,369	217,759	(118,390)
Dividend payments	(92,362)	(77,322)	(15,040)
Contributions from noncontrolling interests	6,579	6,888	(309)
Distributions to and purchase of noncontrolling interests	(7,220)	(5,322)	(1,898)
Other	—	(4,335)	4,335
Net cash provided by financing activities	$451,319	$388,690	$62,629

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2018, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Sources and Uses of Capital (In millions)	2018 Guidance			Certain Completed Items
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$140	$180	$160
Incremental debt	470	430	450
Real estate dispositions, partial interest sales, and common equity	1,110	1,310	1,210	$908	(1)
Total sources of capital	$1,720	$1,920	$1,820

Uses of capital:
Construction	$1,050	$1,150	$1,100
Acquisitions	670	770	720	(2)
Total uses of capital	$1,720	$1,920	$1,820

Incremental debt (included above):
Issuance of unsecured senior notes payable	$550	$650	$600
Repayments of secured notes payable	(10)	(15)	(13)
Repayment of unsecured senior term loan	(200)	(200)	(200)
$1.65 billion unsecured senior line of credit/other	130	(5)	63
Incremental debt	$470	$430	$450

(1)
We have completed transactions aggregating $908 million through April 2018. This includes completed and projected settlement of our forward equity sales agreements and completed sales under our ATM program, including 6.9 million shares of our common stock subject to forward equity sales agreements executed in January 2018. Additionally, in March 2018, we settled 843,600 shares from the forward equity sales agreements and received proceeds of $100.2 million, net of underwriting discounts and adjustments provided in the forward equity sales agreements. We expect to receive proceeds of $713.7 million upon settlement of the remaining outstanding forward equity sales agreements, to be further adjusted as provided in the sales agreements, in 2018. Also, includes 782,967 shares of common stock sold in April 2018 under our ATM program at $122.20 per share, with net proceeds of $94.2 million.

(2)	Refer to the “Acquisitions” section within this Item 2 for additional information.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors”; and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10‑K for the year ended December 31, 2017. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $140.0 million to $180.0 million of net cash flows from operating activities after payment of common stock and preferred stock dividends, and distributions to noncontrolling interests. Changes in operating assets and liabilities are excluded from this calculation as they represent timing differences. For the year ending December 31, 2018, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed, along with contributions from Same Properties and recently acquired properties, to contribute significant increases in rental revenue, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $76 million, of which $60 million will commence through the fourth quarter of 2018 ($35 million in the second quarter of 2018, $13 million in third quarter of 2018, and $12 million in the fourth quarter of 2018). This is related to initial free rent granted on development and redevelopment projects recently placed into service (and no longer in our value-creation pipeline) that are currently generating rental revenue. Refer to the “Cash Flows” section within this Item 2 of this report for a discussion of net cash provided by operating activities for the year ended March 31, 2018.

Debt

The table below reflects the outstanding balances, maturity dates, applicable margins, and facility fees for each of the following facilities (dollars in thousands):

	As of March 31, 2018
Facility	Balance	Maturity Date(1)	Applicable Margin	Facility Fee
$1.65 billion unsecured senior line of credit	$490,000	October 2021	L+1.00%	0.20%
2019 Unsecured Senior Bank Term Loan	$199,622	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	$348,575	January 2021	L+1.10%	N/A

(1)	Includes any extension options that we control.

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

We expect to fund a significant portion of our capital needs in 2018 from the issuance of unsecured senior notes payable, and from borrowings under our $1.65 billion unsecured senior line of credit.

In March 2017, we completed an offering of $425.0 million of unsecured senior notes, due in 2028, at an interest rate of 3.95%. Net proceeds of $420.5 million were used initially to reduce outstanding borrowings on our $1.65 billion unsecured senior line of credit.

Refer to the “3.95% Unsecured Senior Notes Payable Due in 2028” section within Note 9 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information regarding our unsecured senior notes payable.

During the three months ended March 31, 2017, we completed a partial repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, reducing the total outstanding balance from $400 million to $200 million, and recognized a loss on early extinguishment of debt of $670 thousand related to the write-off of unamortized loan fees.

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

For additional information, refer to the “Real Estate Asset Sales” under the “Investments in Real Estate” section within this Item 2.

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

In August 2017, we established a new ATM common stock offering program that allows us to sell up to an aggregate of $750.0 million of our common stock. As of December 31, 2017, we sold an aggregate of 2.8 million shares of common stock under this program for gross proceeds of $336.6 million, or $121.37 per share, and received net proceeds of $331.2 million. As of March 31, 2018, the remaining aggregate amount available under our current program for future sales of common stock was $413.4 million. During the three months ended March 31, 2018, we did not sell any shares under this program. During April 2018, we sold 782,967 shares of common stock under our ATM program for $122.20 per share and received net proceeds of $94.2 million.

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

In January 2018, we entered into forward equity sales agreements to sell an aggregate 6.9 million shares of our common stock (including the exercise of underwriters’ option to purchase an additional 900,000 shares), at a public offering price of $123.50 per share, before underwriting discounts. The agreements must be settled no later than April 8, 2019. In March 2018, we settled 843,600 shares from our forward equity sales agreements and received proceeds of $100.2 million, net of underwriting discounts and adjustments provided in the forward equity sales agreements. We expect to settle the remaining shares under our forward sales agreements in 2018 and expect to receive proceeds of $713.7 million upon settlement of the remaining outstanding forward equity sales agreements, which will be further adjusted as provided in the forward equity sales agreements. We intend to use the net proceeds received upon the settlement of the forward equity sales agreements to fund acquisitions and the construction of on-going highly leased development projects, with any remaining proceeds to be held for general working capital and other corporate purposes, including the reduction of the outstanding balance on our unsecured senior line of credit, if any.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the three months ended March 31, 2018, we received $6.6 million in contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our visible growth pipeline aggregating 3.5 million RSF of new Class A office/laboratory and tech office space, and intermediate-term and future value-creation projects supporting an aggregate of 5.9 million SF of ground-up development in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “Development and Redevelopment of New Class A Properties: 2018 – 2020 Deliveries”, and “Summary of Capital Expenditures” sections under “Investments in Real Estate” within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2018 and 2017, of $13.4 million and $13.2 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, pre-construction, and construction projects, which aggregated $5.6 million for the three months ended March 31, 2018 and 2017, respectively. Capitalized payroll and other indirect project costs for the three months ended March 31, 2018, compared to the same period in 2017, remained consistent. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $1.9 million for the three months ended March 31, 2018.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related benefits directly related to time spent performing the activities described above and related to the respective lease that would not have been performed but for that lease. Total initial direct leasing costs capitalized during the three months ended March 31, 2018 and 2017, were $15.5 million and $17.0 million, respectively, of which $4.2 million and $4.0 million, respectively, represented capitalized and deferred payroll costs and legal costs directly related and essential to our leasing activities during each respective period. The decrease in direct leasing costs capitalized during the three months ended March 31, 2018, compared to three months ended March 31, 2017, was due to a decrease in leasing activity related to our consolidated properties. Our overall leasing activity increased to approximately 1.5 million RSF for the three months ended March 31, 2018 compared to 1.3 million RSF for the three months ended March 31, 2017. However, a greater portion of the RSF leased during the three months ended March 31, 2018, related to leases at properties owned by our unconsolidated joint ventures. Leasing costs incurred by our unconsolidated joint ventures are accounted for under the equity method of accounting, and are not reflected in the total initial direct leasing costs reported above.

Acquisitions

Refer to the “Acquisitions” section within Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 and “Acquisitions” under the “Investments in Real Estate” section within this Item 2 of this report for more information on our acquisitions.

7.00% Series D cumulative convertible preferred stock repurchases

As of March 31, 2018, we had 3.0 million shares of our Series D Convertible Preferred Stock outstanding. During the three months ended March 31, 2018, we did not repurchase any additional outstanding shares of our Series D Convertible Preferred Stock.
However, during 2018, we may seek to repurchase additional shares of our Series D Convertible Preferred Stock, subject to market conditions. To the extent that we repurchase additional shares of our Series D Convertible Preferred Stock, we expect to fund such amounts with the proceeds from issuances of our common stock, subject to market conditions.

6.45% Series E cumulative redeemable preferred stock redemption

In March 2017, we announced the redemption of our Series E Redeemable Preferred Stock. On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share, or an aggregate $130.0 million, plus accrued dividends.

Dividends

During the three months ended March 31, 2018 and 2017, we paid the following dividends (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Common stock dividends	$91,060	$73,705	$17,355
7.00% Series D cumulative convertible preferred stock dividends	1,302	1,520	(218)
6.45% Series E cumulative redeemable preferred stock dividends	—	2,097	(2,097)
	$92,362	$77,322	$15,040

The increase in dividends paid on our common stock for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily due to an increase in number of common shares outstanding at each record date of December 31, 2017, and December 31, 2016, as a result of common stock issuances under our ATM program, settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $0.90 per common share paid during the three months ended March 31, 2018, from $0.83 per common share paid during the three months ended March 31, 2017. Dividends paid on our Series D Convertible Preferred Stock remained consistent for the three months ended March 31, 2018 and 2017, respectively. The decrease in dividends paid on our Series E Redeemable Preferred Stock was due to the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock on April 14, 2017.

Contractual obligations and commitments

Contractual obligations as of March 31, 2018, consisted of the following (in thousands):

		Payments by Period
	Total	2018	2019-2020	2021-2022	Thereafter
Secured and unsecured debt (1) (2)	$5,224,496	$5,868	$1,050,800	$1,404,122	$2,763,706
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	1,071,665	124,898	320,146	259,769	366,852
Estimated interest payments on unhedged variable-rate debt (4)	8,395	8,395	—	—	—
Ground lease obligations	586,907	9,128	24,422	23,465	529,892
Other obligations	3,754	1,380	2,104	270	—
Total	$6,895,217	$149,669	$1,397,472	$1,687,626	$3,660,450

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts and deferred financing costs reflected on the consolidated balance sheets.

(2)	Payment dates reflect any extension options that we control.

(3)	Amounts are based upon contractual interest rates, including the expenses related to our interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(4)	The interest payments on unhedged variable-rate debt are based on the interest rates in effect as of March 31, 2018.

Secured notes payable

Secured notes payable as of March 31, 2018, consisted of 11 notes secured by 18 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 4.08%. As of March 31, 2018, the total book values of our investment in real estate securing debt were approximately $1.7 billion. As of March 31, 2018, our secured notes payable, including unamortized discounts and deferred financing costs, were composed of approximately $444.2 million and $331.5 million of fixed-rate/hedged variable-rate debt and unhedged variable-rate debt, respectively.

Unsecured senior notes payable, unsecured senior bank term loans, and $1.65 billion unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our 2.75% unsecured senior notes payable (“2.75% Unsecured Senior Notes”), 4.60% unsecured senior notes payable (“4.60% Unsecured Senior Notes”), 3.90% unsecured senior notes payable (“3.90% Unsecured Senior Notes”), 3.45% unsecured senior notes payable (“3.45% Unsecured Senior Note), 4.30% unsecured senior notes payable (“4.30% Unsecured Senior Notes”), 3.95% unsecured senior notes payable due in 2027 (“3.95% Unsecured Senior Notes Due in 2027”), 3.95% unsecured senior notes payable due in 2028 (“3.95% Unsecured Senior Notes Due in 2028), and 4.50% unsecured senior notes payable due in 2029 (“4.50% Unsecured Senior Notes”) as of March 31, 2018, were as follows:

Covenant Ratios (1)	Requirement	March 31, 2018
Total Debt to Total Assets	Less than or equal to 60%	36%
Secured Debt to Total Assets	Less than or equal to 40%	5%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	5.7x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	266%

(1)
For definitions of the ratios, refer to the indenture at Exhibits 4.3, 4.13, and 4.18 hereto and the related supplemental indentures at Exhibits 4.4, 4.7, 4.9, 4.11, 4.14, 4.16, 4.19, and 4.21 hereto, which are each listed under Item 6 of this report.

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior bank term loans and our $1.65 billion unsecured senior line of credit as of March 31, 2018, were as follows:

Covenant Ratios (1)	Requirement	March 31, 2018
Leverage Ratio	Less than or equal to 60.0%	29.6%
Secured Debt Ratio	Less than or equal to 45.0%	4.4%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.07x
Unsecured Leverage Ratio	Less than or equal to 60.0%	32.7%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	6.70x

(1)
For definitions of the ratios, refer to the amended $1.65 billion unsecured senior line of credit and unsecured senior bank term loan agreements filed as Exhibits 10.1, 10.2, and 10.3, which are listed under Item 15 of our annual report on Form 10-K for the year ended December 31, 2017.

Estimated interest payments

Estimated interest payments on our fixed-rate and hedged variable-rate debt were calculated based upon contractual interest rates, including estimated interest expense related to interest rate hedge agreements, interest payment dates, and scheduled maturity dates. As of March 31, 2018, approximately 85% of our debt was fixed-rate debt or variable-rate debt subject to interest rate hedge agreements. Refer to Note 10 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements under Item 1 of this report for further information. The remaining 15% of our debt as of March 31, 2018, was unhedged variable-rate debt based primarily on LIBOR. Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of March 31, 2018. Refer to Note 9 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information regarding our debt.

Interest rate hedge agreements

We utilize interest rate derivatives to hedge a portion of our exposure to volatility in variable interest rates primarily associated with our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and variable-rate secured construction loans. Our derivative instruments consisted of interest rate swaps.

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

We have entered into master derivative agreements with our counterparties. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our respective counterparties to address and minimize certain risks associated with our interest rate hedge agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, these agreements are spread among various counterparties. The largest aggregate notional amount in effect at any single point in time with an individual counterparty in our interest rate hedge agreements existing as of March 31, 2018, was $100.0 million. If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate hedge agreements.

Ground lease obligations

Ground lease obligations as of March 31, 2018, included leases for 27 of our properties, which accounted for approximately 12% of our total number of properties, and one land development parcel. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $9.1 million as of March 31, 2018, our ground lease obligations have remaining lease terms ranging from approximately 36 to 97 years, including extension options.

As of March 31, 2018, the remaining contractual payments under our ground and office lease agreements for which we are the lessee aggregated $586.9 million and $3.8 million, respectively. Under the new lease ASU effective on January 1, 2019, described in detail under the “Lease accounting” subsection of “Recent accounting pronouncements” section within Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report, we will be required to recognize a right-of-use asset and a related liability to account for our future obligations under our ground and office lease arrangements for which we are the lessee. The lease liability will be measured based on the present value of the remaining lease payments. The right-of-use asset will be equal to the corresponding lease liability, adjusted for initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease. As of March 31, 2018, the estimated present value of the remaining contractual payments under our ground and office lease agreements for which we are the lessee is in the range from $170.0 million to $230.0 million.

Commitments

As of March 31, 2018, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $630.2 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We have existing office space at 161 First Street/50 Rogers Street in our Alexandria Center® at Kendall Square (“ACKS”) campus that we are required to partially convert to multifamily residential space, pursuant to our entitlements for our ACKS campus. Pursuant to these requirements, we expect to begin construction of the conversion to multifamily residential in 2018. In addition, we have letters of credit and performance obligations aggregating $840 thousand primarily related to construction projects.

In March 2018, we acquired a 10% interest in a real estate joint venture with Uber and the Golden State Warriors at 1655 and 1725 Third Street, located in our Mission Bay/SoMa submarket. Our total equity contribution commitment is $78.0 million, of which we have contributed $32.0 million through March 31, 2018. In November 2017, we entered into an agreement with a real estate developer in the San Francisco Bay Area to own a 49% interest in a real estate joint venture at Menlo Gateway in our Greater Stanford submarket of San Francisco. Our total equity contribution commitment is $269.0 million, of which we have contributed $94.0 million through March 31, 2018.

We are also committed to funding approximately $175.7 million for non-real estate investments over the next several years.

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

Accumulated other comprehensive income

Accumulated other comprehensive income attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Net Unrealized Gain (Loss) on:
	Available-for-Sale Equity Securities		Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2017	$49,771		$5,157	$(4,904)	$50,024
Amounts reclassified from other comprehensive income to retained earnings	(49,771)	(1)	—	—	(49,771)

Other comprehensive income (loss) before reclassifications	—		1,982	(329)	1,653
Amounts reclassified from other comprehensive income to net income	—		(678)	—	(678)
	—		1,304	(329)	975
Amounts attributable to noncontrolling interests	—		—	—	—
Net other comprehensive (loss) income	—		1,304	(329)	975

Balance as of March 31, 2018	$—		$6,461	$(5,233)	$1,228

(1)
On January 1, 2018, we adopted an ASU that amended the accounting for investments. Upon adoption, we reclassified cumulative net unrealized gains related to public investments aggregating $49.8 million related to investments with fair values from accumulated other comprehensive income to retained earnings. Additionally, we recognized a cumulative adjustment aggregating $90.8 million to retained earnings related to private investments in limited partnerships that report NAV per share.

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

Critical accounting policies

Refer to our annual report on Form 10‑K for the year ended December 31, 2017, for a discussion of our critical accounting policies related to investments in real estate and properties classified as held for sale, impairment of long-lived assets, capitalization of costs, recognition of rental revenue and tenant recoveries, and monitoring of tenant credit quality. There were no significant changes to these policies during the three months ended March 31, 2018. The changes to our critical accounting policies related to accounting for our equity investments in publicly traded companies and privately held entities primarily involved in the life science and technology industries are discussed below.

We hold investments in publicly traded companies and privately held entities primarily involved in the life science and technology industries. As a REIT, we generally limit our ownership percentage in the voting stock of each individual entity to less than 10%.

Prior to January 1, 2018

Prior to the adoption of a new ASU on financial instruments effective January 1, 2018, all of our equity investments in actively traded public companies were considered available-for-sale and were reflected in the accompanying consolidated balance sheets at fair value. Fair value was determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of other comprehensive income within equity (excluded from net income). The classification of each investment was determined at the time each investment was made, and such determination was reevaluated at each balance sheet date. The cost of each investment sold was determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of operations. Investments in privately held entities were generally accounted for under the cost method when our interest in the entity was so minor that we had virtually no influence over the entity’s operating and financial policies. Investments in privately held entities were accounted for under the equity method unless our interest in the entity was deemed to be so minor that we had virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognized our investment initially at cost and adjusted the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

We periodically assessed our investments in available-for-sale equity securities and privately held companies accounted for under the cost method for other-than-temporary impairment. We monitored each of our investments throughout the year for new developments, including operating results, results of clinical trials, capital-raising events, and merger and acquisition activities. Individual investments were evaluated for impairment when changes in conditions indicated an impairment may exist. The factors that we considered in making these assessments included, but were not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements. If an unrealized loss related to an available-for-sale equity security was determined to be other-than-temporary, such unrealized loss was reclassified from other comprehensive income within equity into earnings. For a cost method investment, if a decline in the fair value of an investment below its carrying value was determined to be other-than-temporary, such investment was written down to its estimated fair value with a charge to earnings. If there were no identified events or changes in circumstances that might have had an adverse effect on our cost method investments, we did not estimate the investment’s fair value.

Effective January 1, 2018

Beginning on January 1, 2018, under the new ASU, equity investments (except those accounted for under the equity method and those that result in consolidation of the investee) are measured at fair value, with changes in fair value recognized in net income, as follows:

•
Investments in publicly traded companies are classified as investments with readily determinable fair values. These investments are carried at fair value, with changes in fair value recognized through earnings, rather than other comprehensive income within equity. The fair values for our investments in publicly traded companies continue to be determined based on sales prices/quotes available on securities exchanges, or published prices that serve as the basis for current transactions.

•	Investments in privately held entities without readily determinable fair values fall into two categories:

•
Investments in privately held entities that report net asset value per share (“NAV”), such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient with changes in fair value recognized in net income.

•
Investments in privately held entities that do not report NAV are accounted for using a measurement alternative which allows these investments to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

For investments in privately held entities that do not report NAV, an observable price is a price observed in an orderly transaction for an identical or similar investment of the same issuer. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes, we evaluate whether these transactions have similar rights and obligations including voting rights, distribution preferences, conversion rights, and other factors to the investments we hold.

Investments in privately held entities that do not report NAV will continue to be evaluated on the basis of a qualitative assessment for indicators of impairment, utilizing the same monitoring criteria described above. If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment loss, without consideration as to whether the impairment is other-than-temporary, in an amount equal to the investment’s carrying value in excess of its estimated fair value.

Investments in privately held entities will continue to be accounted for under the equity method unless our interest in the entity was deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognized our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

Initial adoption of new ASU

On January 1, 2018, we recognized the following adjustments upon adoption of the new ASU:

•
For investments in publicly traded companies, reclassification of cumulative unrealized gains and losses as of December 31, 2017, aggregating $49.8 million, from accumulated other comprehensive income to retained earnings.

•	For investments in privately held entities without readily determinable fair values that were previously accounted for under the cost method:

•
Adjustment to investments for cumulative unrealized gains related to investments in privately held entities that report NAV, representing the difference between fair values as of December 31, 2017, using NAV as a practical expedient, and the carrying value of the investments as of December 31, 2017, aggregating $90.8 million, with a corresponding adjustment to retained earnings.

•
No adjustment was required for investments in privately held entities that do not report NAV. The ASU requires a prospective transition approach for investments in privately held entities that do not report NAV. The FASB clarified that it would be difficult for entities to determine the last observable transaction price existing prior to the adoption of this ASU. Therefore, unlike our investments in privately held entities that report NAV that were adjusted to reflect fair values upon adoption of the new ASU, our investments in privately held entities that do not report NAV were not retrospectively adjusted to fair values upon adoption. As such, any initial valuation adjustments made for investments in privately held entities that do not report NAV subsequent to January 1, 2018 as a result of future observable price changes will include recognition of cumulative unrealized gains or losses equal to the difference between the carrying basis of the investment and the observable price at the date of measurement.

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

Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Nareit Board of Governors established funds from operations as an improved measurement tool. Since its introduction, funds from operations has become a widely used non-GAAP financial measure among equity REITs. We believe that funds from operations is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that funds from operations, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences recognized because of real estate investment and disposition decisions, financing decisions, capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. We compute funds from operations in accordance with standards established by the Nareit Board of Governors in its April 2002 White Paper and related implementation guidance (the “Nareit White Paper”). The Nareit White Paper defines funds from operations as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels, and impairments of depreciable real estate (excluding land parcels), plus real estate-related depreciation and amortization, and after adjustments for our share of consolidated and unconsolidated partnerships and real estate joint ventures. Impairments represent the write-down of assets when fair value over the recoverability period is less than the carrying value due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period. The definition of funds from operations in the Nareit White Paper does not include adjustments related to unrealized gains and losses on non-real estate investments, which are affected by market conditions outside of our control. Consequently, unrealized gains and losses on non-real estate investments recognized in earnings, affects our reported funds from operations as computed in accordance with the Nareit White Paper.

We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White Paper excluding significant realized gains or losses on the sale of non-real estate investments, unrealized gains or losses on non-real estate investments, losses on early extinguishment of debt, preferred stock redemption charges, impairments of non-depreciable real estate, impairments of non-real estate investments, and deal costs, and the amount of such items that is allocable to our unvested restricted stock awards. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure calculated and presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts. Per share amounts allocable to unvested restricted stock awards are not material and are not presented separately within the per share table below. Per share amounts may not add due to rounding.

	Three Months Ended March 31,
(In thousands)	2018		2017
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$132,387		$25,661
Depreciation and amortization	114,219		97,183
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(3,867)		(3,642)
Our share of depreciation and amortization from unconsolidated real estate JVs	644		412
Gain on sales of real estate – rental properties	—		(270)
Allocation to unvested restricted stock awards	(1,548)		(561)
Add: effect of assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	1,302		—
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	243,137		118,783
Less: effect of assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	(1,302)		—
Realized gain on non-real estate investment	(8,252)	(3)	—
Unrealized gains on non-real estate investments(4)	(72,229)		—
Loss on early extinguishment of debt	—		670
Preferred stock redemption charge	—		11,279
Allocation to unvested restricted stock awards	1,125		(150)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$162,479		$130,582

(1)	Refer to “Weighted-Average Shares of Common Stock Outstanding – Diluted” within this section below for additional information.

(2)
Calculated in accordance with standards established by the Advisory Board of Governors of the National Association of Real Estate Investment Trusts (the “Nareit Board of Governors”) in its April 2002 White Paper and related implementation guidance.

(3)
Related to one publicly traded non-real estate investment in a life science entity. Excluding this gain, our realized non-real estate investment gains were $5.1 million for the three months ended March 31, 2018.

(4)	Refer to the “Investments” section earlier within this Item 2 for additional information.

	Three Months Ended March 31,
(Per share)	2018		2017
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$1.32		$0.29
Depreciation and amortization	1.08		1.06
Add: effect of assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	0.01		—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	2.41		1.35
Less: effect of assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	(0.01)		—
Realized gain on non-real estate investment	(0.08)	(3)	—
Unrealized gains on non-real estate investments(4)	(0.70)		—
Loss on early extinguishment of debt	—		0.01
Preferred stock redemption charge	—		0.12
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.62		$1.48

Weighted-average shares of common stock outstanding(1) for calculations of:
EPS – diluted and funds from operations, as adjusted – diluted, per share	100,125		88,200
Funds from operations – diluted, per share	100,866		88,200

(1)	Refer to “Weighted-Average Shares of Common Stock Outstanding – Diluted” within this section below for additional information.

(2)	Calculated in accordance with standards established by the Nareit Board of Governors in its April 2002 White Paper and related implementation guidance.

(3)
Related to one publicly traded non-real estate investment in a life science entity. Excluding this gain, our realized non-real estate investment gains were $5.1 million for the three months ended March 31, 2018.

(4)	Refer to the “Investments” section earlier within this Item 2 for additional information.

Adjusted EBITDA and Adjusted EBITDA margins

We use Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate and land parcels, unrealized gains or losses on non-real estate investments, and impairments.

We believe Adjusted EBITDA provides investors with relevant and useful information, as it allows investors to evaluate our operating performance without having to account for differences recognized because of real estate investment and disposition decisions, financing decisions, capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. For example, we exclude gains or losses on the early extinguishment of debt to allow investors to measure our performance independent of our capital structure and indebtedness. We believe that adjusting for the effects of impairments and gains or losses on sales of real estate allows investors to evaluate performance from period to period on a consistent basis without having to account for differences recognized because of real estate investment and disposition decisions. We believe that excluding charges related to share-based compensation and unrealized gains or losses on non-real estate investments facilitates a comparison of our operations across periods without the variances caused by the volatility of the amounts (which depends on market forces outside our control). Adjusted EBITDA has limitations as a measure of our performance. Adjusted EBITDA does not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While Adjusted EBITDA is a relevant measure of performance, it does not represent net income or cash flows from operations calculated and presented in accordance with GAAP, and it should not be considered as an alternative to those indicators in evaluating performance or liquidity.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$141,518	$47,555
Interest expense	36,915	29,784
Income taxes	940	767
Depreciation and amortization	114,219	97,183
Stock compensation expense	7,248	5,252
Loss on early extinguishment of debt	—	670
Gain on sales of real estate – rental properties	—	(270)
Unrealized gain on non-real estate investments	(72,229)	—
Adjusted EBITDA	$228,611	$180,941

Revenues, as adjusted(1)	$333,471	$270,877

Adjusted EBITDA Margins	69%	67%

(1)
Revenues, as adjusted, include realized gains or losses on non-real estate investments. We use revenues, as adjusted, in our calculation of Adjusted EBITDA margin. We believe using revenues, as adjusted, provides a more accurate Adjusted EBITDA margin calculation.

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental amount, in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of March 31, 2018, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses are classified in “tenant recoveries” in our consolidated statements of income.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA	$228,611	$180,941

Interest expense	$36,915	$29,784
Capitalized interest	13,360	13,164
Amortization of loan fees	(2,543)	(2,895)
Amortization of debt premiums	575	596
Cash interest	48,307	40,649
Dividends on preferred stock	1,302	3,784
Fixed charges	$49,609	$44,433

Fixed-charge coverage ratio:
– period annualized	4.6x	4.1x
– trailing 12 months	4.3x	3.8x

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

Investment-grade or large cap tenants

Investment-grade or large cap tenants include tenants that are investment-grade rated or have their most recently reported market capitalization or private valuation greater than $10 billion as of March 31, 2018.

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

We believe this information can help investors estimate the balance sheet and operating results information related to our partially owned entities. Presenting this information provides a perspective not immediately available from consolidated financial statements and one that can supplement an understanding of joint venture assets, liabilities, revenues, and expenses included in our consolidated results.

The components of balance sheet and operating results information related to joint ventures are limited as an analytical tool, as the overall economic ownership interest does not represent our legal claim to each of our joint ventures’ assets, liabilities, or results of operations. In addition, joint venture financial information may include financial information related to the unconsolidated real estate joint ventures that we do not control. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for more information on our unconsolidated real estate joint ventures.

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

Net debt to Adjusted EBITDA and net debt and preferred stock to Adjusted EBITDA

Net debt to Adjusted EBITDA and net debt and preferred stock to Adjusted EBITDA are non-GAAP financial measures that we believe are useful to investors as supplemental measures in evaluating our balance sheet leverage. Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash. Net debt and preferred stock is equal to the sum of net debt, as discussed above, plus preferred stock outstanding as of period end. Refer to “Adjusted EBITDA” within this section of this Item 2 for further information on the calculation of Adjusted EBITDA.

The following table reconciles debt to net debt, and to net debt and preferred stock, and computes the ratio of each to Adjusted EBITDA as of March 31, 2018, and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
Secured notes payable	$775,689		$771,061
Unsecured senior notes payable	3,396,912		3,395,804
Unsecured senior line of credit	490,000		50,000
Unsecured senior bank term loans	548,197		547,942
Unamortized deferred financing costs	27,438		29,051
Cash and cash equivalents	(221,645)		(254,381)
Restricted cash	(37,337)		(22,805)
Net debt	$4,979,254		$4,516,672

Net debt	$4,979,254		$4,516,672
7.00% Series D cumulative convertible preferred stock	74,386		74,386
Net debt and preferred stock	$5,053,640		$4,591,058

Adjusted EBITDA:
– quarter annualized	$914,444		$817,392
– trailing 12 months	$815,178		$767,508

Net debt to Adjusted EBITDA:
– quarter annualized	5.4	x	5.5	x
– trailing 12 months	6.1	x	5.9	x
Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.5	x	5.6	x
– trailing 12 months	6.2	x	6.0	x

Net operating income and operating margin

The following table reconciles net income to total net operating income (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$141,518	$47,555

Equity in earnings of unconsolidated real estate joint ventures	(1,144)	(361)
General and administrative expenses	22,421	19,229
Interest expense	36,915	29,784
Depreciation and amortization	114,219	97,183
Loss on early extinguishment of debt	—	670
Gain on sales of real estate – rental properties	—	(270)
Investment income	(85,561)	—
Net operating income	$228,368	$193,790

Revenues	$320,139	$270,877

Operating margin	71%	72%

Net operating income is a non-GAAP financial measure calculated as net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings (losses) of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and investment income. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for evaluating the operating performance of our real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease revenue adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent revenue and the amortization of acquired above- and below-market leases.

Further, we believe net operating income is useful to investors as a performance measure because, when compared across periods, net operating income reflects trends in occupancy rates, rental rates, and operating costs, which provide a perspective not immediately apparent from net income. Net operating income can be used to measure the initial stabilized yields of our properties by calculating the quotient of net operating income generated by a property on a straight-line basis and our investment in the property. Net operating income excludes certain components from net income in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort comparability of operating performance at the property level. Impairments of real estate have been excluded in deriving net operating income because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and deterioration in market conditions. We also exclude realized and unrealized investment income calculated under a new ASU effective January 1, 2018, which results from investment decisions that occur at the corporate level related to non-real estate investments in publicly traded companies and certain privately held entities. Therefore, we do not consider these activities to be an indication of operating performance of our real estate assets at the property level. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as loss on early extinguishment of debt, as these charges often relate to corporate strategy. Property operating expenses that are included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. We believe that in order to facilitate a clear understanding of our operating results, net operating income should be examined in conjunction with net income as presented in our consolidated statements of income. Net operating income should not be considered as an alternative to net income as an indication of our performance, nor as an alternative to cash flows as a measure either of liquidity or our ability to make distributions.

Operating statistics

We present certain operating statistics related to our properties, including number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute the number of properties, RSF, occupancy percentage, leasing activity, and contractual expirations at 100% for all properties in which we have an investment, including properties owned by our consolidated and unconsolidated real estate joint ventures. For operating metrics based on annual rental rate revenue, see our discussion of annual rental revenue herein.

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Unencumbered net operating income	$198,599	$157,391
Encumbered net operating income	29,769	36,399
Total net operating income	$228,368	$193,790
Unencumbered net operating income as a percentage of total net operating income	87%	81%

Weighted-average shares of common stock outstanding – diluted

We enter into capital market transactions from time to time to fund acquisitions, fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. In March 2017 and January 2018, we entered into forward equity sales agreements to sell shares of our common stock. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding.

We also consider the effect of assumed conversions of our outstanding 7.00% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) when determining potentially dilutive incremental shares to our common stock. Under the assumed conversion, we add back to net income dividends paid on our Series D Convertible Preferred Stock to the numerator and then include additional common shares assumed to have been issued to the denominator of the per share calculation. On January 1, 2018, we adopted an ASU that requires changes in the fair value of our non-real estate investments to be recognized in net income. Upon adoption of the ASU, we recognized a large unrealized gain in our investment income. As a result of the significant amount of unrealized gain recognized during the three months ended March 31, 2018, our Series D Convertible Preferred Stock had a dilutive effect on funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, computed in accordance with the definition in the Nareit White Paper. Refer to the “Investments” section within Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements under Item 1 for additional information.

The weighted-average shares of common stock outstanding – diluted during each period include the following shares related to our forward equity sales agreements and Series D cumulative convertible preferred incremental dilutive common stock:

	Three Months Ended March 31,
(In thousands)	2018	2017
Potential additional shares upon conversion/settlement:
Outstanding forward equity sales agreements	6,056	4,755
7.00% Series D Convertible Preferred Stock	2,975	2,975

Incremental dilutive common shares:
Outstanding forward equity sales agreement	270	53
EPS – diluted and funds from operations, as adjusted – diluted	270	53

7.00% Series D Convertible Preferred Stock	741	—
Funds from operations – diluted	1,011	53

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate hedge agreements are intended to reduce the effects of interest rate fluctuations. The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured construction loans, after considering the effect of our interest rate hedge agreements, secured debt, and unsecured senior notes payable as of March 31, 2018 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(5,756)
Rate decrease of 1%	$5,756

Effect on fair value of total consolidated debt and interest rate hedge agreements:
Rate increase of 1%	$(225,500)
Rate decrease of 1%	$242,423

These amounts are determined by considering the effect of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in existence on March 31, 2018. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report net asset value per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value for public investments, changes in NAV reported by privately held entities, and observable price changes for privately held entities that do not report NAV are recognized as unrealized gains or losses in our consolidated statements of income. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of March 31, 2018 (in thousands):

Equity price risk:
Fair value increase of 10%	$72,431
Fair value decrease of 10%	$(72,431)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the respective local currencies. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity. Gains or losses will be reflected in our consolidated statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of March 31, 2018 (in thousands):

Effect of potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$74
Rate decrease of 10%	$(74)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$11,035
Rate decrease of 10%	$(11,035)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the three months ended March 31, 2018, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2018, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10‑Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2017. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

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
			Form 8-K	July 18, 2014
4.12*		Form of 4.500% Senior Note due 2029 (included in Exhibit 4.11 above)	Form 8-K	July 18, 2014
4.13*		Indenture, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.14*		Supplemental Indenture No. 1, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.15*		Form of 4.30% Senior Note due 2026 (included in Exhibit 4.14 above)	Form 8-K	November 17, 2015
4.16*		Supplemental Indenture No. 2, dated as of June 10, 2016, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	June 10, 2016
4.17*		Form of 3.95% Senior Note due 2027 (included in Exhibit 4.16 above)	Form 8-K	June 10, 2016
4.18*		Indenture, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.19*		Supplemental Indenture No. 1, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.20*		Form of 3.95% Senior Note due 2028 (included in Exhibit 4.19 above)	Form 8-K	March 3, 2017
4.21*		Supplemental Indenture No. 2, dated as of November 20, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	November 20, 2017
4.22*		Form of 3.45% Senior Note due 2025 (included in Exhibit 4.21 above)	Form 8-K	November 20, 2017
10.1	(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, entered into on March 20, 2018, by and between the Company and Joel S. Marcus	N/A	Filed herewith
10.2	(1)	Fifth Amended and Restated Executive Employment Agreement between the Company and Stephen A. Richardson, entered into on March 20, 2018 and effective as of April 23, 2018	N/A	Filed herewith
10.3	(1)	Second Amended and Restated Executive Employment Agreement between the Company and Peter M. Moglia, entered into on March 20, 2018 and effective as of April 23, 2018	N/A	Filed herewith
10.4	(1)	Fourth Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, entered into on March 20, 2018 and effective as of April 23, 2018	N/A	Filed herewith
10.5	(1)	Fourth Amended and Restated Executive Employment Agreement between the Company and Thomas J. Andrews, entered into on March 20, 2018 and effective as of April 23, 2018	N/A	Filed herewith
10.6	(1)	Amended and Restated Executive Employment Agreement between the Company and Jennifer J. Banks, entered into on March 19, 2018 and effective as of April 23, 2018	N/A	Filed herewith
10.7	(1)	Executive Employment Agreement between the Company and Lawrence J. Diamond, entered into on March 19, 2018 and effective as of April 23, 2018	N/A	Filed herewith
12.1		Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	N/A	Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101
The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (unaudited), (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2018 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)
		N/A	Filed herewith

(*) Incorporated by reference.
(1) Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2018.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Stephen A. Richardson
Stephen A. Richardson Co-Chief Executive Officer (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Co-Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)