Form 10-Q
period 2018-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2018-07-31
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 16, 2018, 105,757,371 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Investments in real estate	$11,190,771	$10,298,019
Investments in unconsolidated real estate joint ventures	192,972	110,618
Cash and cash equivalents	287,029	254,381
Restricted cash	34,812	22,805
Tenant receivables	8,704	10,262
Deferred rent	490,428	434,731
Deferred leasing costs	232,964	221,430
Investments	790,753	523,254
Other assets	333,757	228,453
Total assets	$13,562,190	$12,103,953

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$776,260	$771,061
Unsecured senior notes payable	4,289,521	3,395,804
Unsecured senior line of credit	—	50,000
Unsecured senior bank term loans	548,324	547,942
Accounts payable, accrued expenses, and tenant security deposits	849,274	763,832
Dividends payable	98,676	92,145
Total liabilities	6,562,055	5,620,784

Commitments and contingencies

Redeemable noncontrolling interests	10,861	11,509

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock	74,386	74,386
Common stock	1,033	998
Additional paid-in capital	6,387,527	5,824,258
Accumulated other comprehensive (loss) income	(2,485)	50,024
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	6,460,461	5,949,666
Noncontrolling interests	528,813	521,994
Total equity	6,989,274	6,471,660
Total liabilities, noncontrolling interests, and equity	$13,562,190	$12,103,953

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental	$250,635	$211,942	$495,120	$419,135
Tenant recoveries	72,159	60,470	145,329	121,816
Other income	2,240	647	4,724	2,985
Total revenues	325,034	273,059	645,173	543,936

Expenses:
Rental operations	91,908	76,980	183,679	154,067
General and administrative	22,939	19,234	45,360	38,463
Interest	38,097	31,748	75,012	61,532
Depreciation and amortization	118,852	104,098	233,071	201,281
Impairment of real estate	6,311	203	6,311	203
Loss on early extinguishment of debt	—	—	—	670
Total expenses	278,107	232,263	543,433	456,216

Equity in earnings of unconsolidated real estate joint ventures	1,090	589	2,234	950
Investment income	12,530	—	98,091	—
Gain on sales of real estate – rental properties	—	—	—	270
Gain on sales of real estate – land parcels	—	111	—	111
Net income	60,547	41,496	202,065	89,051
Net income attributable to noncontrolling interests	(5,817)	(7,275)	(11,705)	(13,119)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	54,730	34,221	190,360	75,932
Dividends on preferred stock	(1,302)	(1,278)	(2,604)	(5,062)
Preferred stock redemption charge	—	—	—	(11,279)
Net income attributable to unvested restricted stock awards	(1,412)	(1,313)	(2,765)	(2,300)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$52,016	$31,630	$184,991	$57,291

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.51	$0.35	$1.83	$0.64
Diluted	$0.51	$0.35	$1.83	$0.64

Dividends declared per share of common stock	$0.93	$0.86	$1.83	$1.69

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$60,547	$41,496	$202,065	$89,051
Other comprehensive (loss) income
Unrealized (losses) gains on public investments:
Unrealized holding (losses) gains arising during the period	—	(4,025)	—	6,396
Reclassification adjustment for losses included in net income	—	2,349	—	2,482
Unrealized (losses) gains on public investments, net	—	(1,676)	—	8,878

Unrealized (losses) gains on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	661	(550)	2,643	667
Reclassification adjustment for amortization of interest (income) expense included in net income	(1,131)	707	(1,809)	1,612
Unrealized (losses) gains on interest rate hedge agreements, net	(470)	157	834	2,279

Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(3,243)	2,744	(3,572)	3,756
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	—	2,421
Unrealized (losses) gains on foreign currency translation, net	(3,243)	2,744	(3,572)	6,177

Total other comprehensive (loss) income	(3,713)	1,225	(2,738)	17,334
Comprehensive income	56,834	42,721	199,327	106,385
Less: comprehensive income attributable to noncontrolling interests	(5,817)	(7,283)	(11,705)	(13,131)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$51,017	$35,438	$187,622	$93,254

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2017	$74,386	99,783,686	$998	$5,824,258	$—	$50,024	$521,994	$6,471,660	$11,509
Net income	—	—	—	—	190,360	—	11,280	201,640	425
Total other comprehensive loss	—	—	—	—	—	(2,738)	—	(2,738)	—
Reclassification of net unrealized gains on non-real estate investments upon adoption of new ASU on financial instruments(1)	—	—	—	—	140,521	(49,771)	—	90,750	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	—	(1,397)
Distributions to noncontrolling interests	—	—	—	—	—	—	(18,018)	(18,018)	(426)
Contributions from noncontrolling interests	—	—	—	257	—	—	13,557	13,814	750
Issuance of common stock	—	3,299,637	33	400,174	—	—	—	400,207	—
Issuance pursuant to stock plan	—	262,794	2	24,132	—	—	—	24,134	—
Dividends declared on common stock	—	—	—	—	(189,571)	—	—	(189,571)	—
Dividends declared on preferred stock	—	—	—	—	(2,604)	—	—	(2,604)	—
Reclassification of distributions in excess of earnings	—	—	—	138,706	(138,706)	—	—	—	—
Balance as of June 30, 2018	$74,386	103,346,117	$1,033	$6,387,527	$—	$(2,485)	$528,813	$6,989,274	$10,861

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Adopted on January 1, 2018.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$202,065	$89,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,071	201,281
Loss on early extinguishment of debt	—	670
Gain on sales of real estate – rental properties	—	(270)
Impairment of real estate	6,311	203
Gain on sales of real estate – land parcels	—	(111)
Equity in earnings of unconsolidated real estate joint ventures	(2,234)	(950)
Distributions of earnings from unconsolidated real estate joint ventures	287	249
Amortization of loan fees	5,136	5,738
Amortization of debt premiums	(1,181)	(1,221)
Amortization of acquired below-market leases	(11,368)	(10,363)
Deferred rent	(55,890)	(53,497)
Stock compensation expense	15,223	10,756
Investment income	(98,091)	(962)
Changes in operating assets and liabilities:
Tenant receivables	1,552	1,354
Deferred leasing costs	(29,705)	(26,811)
Other assets	(15,055)	(4,654)
Accounts payable, accrued expenses, and tenant security deposits	8,120	13,283
Net cash provided by operating activities	258,241	223,746

Investing Activities
Proceeds from sales of real estate	—	3,528
Additions to real estate	(431,225)	(436,377)
Purchases of real estate	(688,698)	(480,543)
Deposits for investing activities	5,500	450
Acquisitions of interests in unconsolidated real estate joint ventures	(35,922)	—
Investments in unconsolidated real estate joint ventures	(44,486)	(163)
Additions to investments	(118,775)	(81,192)
Sales of investments	44,707	12,577
Net cash used in investing activities	$(1,268,899)	$(981,720)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2018	2017
Financing Activities
Borrowings from secured notes payable	$9,044	$117,666
Repayments of borrowings from secured notes payable	(3,162)	(1,677)
Proceeds from issuance of unsecured senior notes payable	899,321	424,384
Borrowings from unsecured senior line of credit	2,469,000	2,069,000
Repayments of borrowings from unsecured senior line of credit	(2,519,000)	(1,797,000)
Repayments of borrowings from unsecured senior bank term loans	—	(200,000)
Payment of loan fees	(8,003)	(4,344)
Repurchase of 7.00% Series D cumulative convertible preferred stock	—	(17,934)
Redemption of 6.45% Series E cumulative redeemable preferred stock	—	(130,350)
Proceeds from the issuance of common stock	400,207	459,607
Dividends on common stock	(183,040)	(149,296)
Dividends on preferred stock	(2,604)	(7,015)
Contributions from noncontrolling interests	14,564	8,505
Distributions to and purchases of noncontrolling interests	(19,841)	(10,791)
Net cash provided by financing activities	1,056,486	760,755

Effect of foreign exchange rate changes on cash and cash equivalents	(1,173)	732

Net increase in cash, cash equivalents, and restricted cash	44,655	3,513
Cash, cash equivalents, and restricted cash as of the beginning of period	277,186	141,366
Cash, cash equivalents, and restricted cash as of the end of period	$321,841	$144,879

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$68,885	$53,810

Non-Cash Investing Activities:
Change in accrued construction	$48,074	$(25,138)
Contribution of real estate to an unconsolidated real estate joint venture	$—	$6,998

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

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10‑K for the year ended December 31, 2017. Any references to our market capitalization, number or quality of buildings or tenants, quality of location, square footage, number of leases, or occupancy percentage, and any amounts derived from these values in the notes to consolidated financial statements, are outside the scope of our independent registered public accounting firm’s interim review.

2.	Summary of significant accounting policies

Consolidation

On an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly owned by us in accordance with the consolidation guidance. Our evaluation considers all of our variable interests, including equity ownership, as well as fees paid to us for our involvement in the management of each partially owned entity. To fall within the scope of the consolidation guidance, an entity must meet both of the following criteria:

•
The entity has a legal structure that has been established to conduct business activities and to hold assets; such entity can be in the form of a partnership, limited liability company, or corporation, among others; and

•
We have a variable interest in the legal entity – i.e., variable interests that are contractual, such as equity ownership, or other financial interests that change with changes in the fair value of the entity’s net assets.

If an entity does not meet both criteria above, we apply other accounting literature, such as the cost or equity method of accounting. If an entity does meet both criteria above, we evaluate such entity for consolidation under either the variable interest model if the legal entity meets any of the following characteristics to qualify as a VIE, or under the voting model for all other legal entities that are not VIEs.

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

Once we consider the sufficiency of equity and voting rights of each legal entity, we then evaluate the characteristics of the equity holders’ interests, as a group, to see if they qualify as controlling financial interests. Our real estate joint ventures consist of limited partnerships or limited liability companies. For an entity structured as a limited partnership or a limited liability company, our evaluation of whether the equity holders (equity partners other than us in each of our joint ventures) lack the characteristics of a controlling financial interest includes the evaluation of whether the limited partners or non-managing members (the noncontrolling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

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

Variable interest model

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits – that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) we have the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for information on specific joint ventures that qualify as VIEs. If we have a variable interest in a VIE but we are not the primary beneficiary, we account for our investment using the equity method of accounting.

Voting model

If a legal entity fails to meet any of the three characteristics of a VIE (due to insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that other equity holders do not have substantive participating rights. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for further information on our unconsolidated real estate joint ventures that qualify for evaluation under the voting model.

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

Investments in real estate

Evaluation of business combination or asset acquisition

We evaluate each acquisition of real estate or in-substance real estate (including equity interests in entities that predominantly hold real estate assets) to determine whether the integrated set of assets and activities acquired meets the definition of a business and needs to be accounted as a business combination. An acquisition of an integrated set of assets and activities that does not meet the definition of a business is accounted for as an asset acquisition. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

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

2.	Summary of significant accounting policies (continued)

An acquired process is considered substantive if:

•	The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce) that is skilled, knowledgeable, and experienced in performing the process;

•	The process cannot be replaced without significant cost, effort, or delay; or

•	The process is considered unique or scarce.

Generally, we expect that acquisitions of real estate or in-substance real estate will not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort, or delay. When evaluating acquired service or management contracts, we consider the nature of the services performed, the terms of the contract relative to similar arm’s-length contracts, and the availability of comparable vendors in evaluating whether the acquired contract constitutes a substantive process.

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

Acquisitions of real estate and in-substance real estate that do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain. Additionally, because the accounting model for asset acquisitions is a cost accumulation model, preexisting interests in the acquired assets, if any, are not remeasured to fair value but continue to be accounted for at their historical cost. Direct acquisition costs are capitalized if an asset acquisition is probable. If we determine that an asset acquisition is no longer probable, no new costs are capitalized and all capitalized costs that are not recoverable are expensed.

The relative fair values used to allocate the cost of an asset acquisition are determined by the same methodologies and assumptions we utilize to determine fair value in a business combination.

If a real estate property is acquired with an in-place lease that contains a bargain fixed-rate renewal option for the period beyond the non-cancelable lease term, we evaluate factors, such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease its space during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine there is reasonable assurance that such bargain renewal option will be exercised, we consider the option in determining the intangible value of such lease and its related amortization period. The value of tangible assets acquired is based upon our estimation of value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. We assess the fair value of tangible and intangible assets based on numerous factors, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions, that may affect the property.

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

If the disposal of a property represents a strategic shift that has (or will have) a major effect on our operations or financial results, such as (i) a major line of business, (ii) a major geographic area, (iii) a major equity method investment, or (iv) other major parts of an entity, then the operations of the property, including any interest expense directly attributable to it, are classified as discontinued operations in our consolidated statements of income, and amounts for all prior periods presented are reclassified from continuing operations to discontinued operations. The disposal of an individual property generally will not represent a strategic shift and therefore will typically not meet the criteria for classification as a discontinued operation.

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

2.	Summary of significant accounting policies (continued)

International operations

In addition to operating properties in the U.S., we have three operating properties in Canada and one operating property in China. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income as a separate component of total equity.

Whenever a foreign investment meets the criteria for classification as held for sale, we evaluate the recoverability of the investment under the held for sale impairment model. We may recognize an impairment charge if the carrying amount of the investment exceeds its fair value less cost to sell. In determining an investment’s carrying amount, we consider its net book value and any cumulative unrealized foreign currency translation adjustment related to the investment.

The appropriate amounts of foreign exchange rate gains or losses classified in accumulated other comprehensive income are reclassified to net income when realized upon the sale of our investment or upon the complete or substantially complete liquidation of our investment.

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science and technology industries. As a REIT, we generally limit our ownership percentage in the voting stock of each individual entity to less than 10%.

Prior to January 1, 2018

Prior to the adoption of a new ASU on financial instruments effective January 1, 2018, all of our equity investments in actively traded public companies were considered available-for-sale and were presented in the accompanying consolidated balance sheets at fair value. Fair value was determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of accumulated other comprehensive income within total equity (excluded from net income). The classification of each investment was determined at the time each investment was made, and such determination was reevaluated at each balance sheet date. The cost of each investment sold was determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income. Investments in privately held entities were generally accounted for under the cost method when our interest in the entity was so minor that we had virtually no influence over the entity’s operating and financial policies. Investments in privately held entities were accounted for under the equity method unless our interest in the entity was deemed to be so minor that we had virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognized our investment initially at cost and adjusted the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

We periodically assessed our investments in available-for-sale equity securities and privately held companies accounted for under the cost method for other-than-temporary impairment. We monitored each of our investments throughout the year for new developments, including operating results, results of clinical trials, capital-raising events, and merger and acquisition activities. Individual investments were evaluated for impairment when changes in conditions indicated an impairment may exist. The factors that we considered in making these assessments included, but were not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements. If an unrealized loss related to an available-for-sale equity security was determined to be other-than-temporary, such unrealized loss was reclassified from accumulated other comprehensive income within total equity into earnings. For a cost method investment, if a decline in the fair value of an investment below its carrying value was determined to be other-than-temporary, such investment was written down to its estimated fair value with a charge to earnings. If there were no identified events or changes in circumstances that might have had an adverse effect on our cost method investments, we did not estimate the investment’s fair value.

2.	Summary of significant accounting policies (continued)

Effective January 1, 2018

Beginning on January 1, 2018, under the new ASU, equity investments (except those accounted for under the equity method and those that result in consolidation of the investee) are measured at fair value, with changes in fair value recognized in net income, as follows:

•
Investments in publicly traded companies are classified as investments with readily determinable fair values. These investments are carried at fair value, with changes in fair value recognized in net income, rather than in accumulated other comprehensive income within total equity. The fair values for our investments in publicly traded companies continue to be determined based on sales prices/quotes available on securities exchanges, or published prices that serve as the basis for current transactions.

•	Investments in privately held entities without readily determinable fair values fall into two categories:

•
Investments in privately held entities that report net asset value per share (“NAV”), such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient with changes in fair value recognized in net income.

•
Investments in privately held entities that do not report NAV are accounted for using a measurement alternative which allows these investments to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

For investments in privately held entities that do not report NAV, an observable price is a price observed in an orderly transaction for an identical or similar investment of the same issuer. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold.

Investments in privately held entities that do not report NAV continue to be evaluated on the basis of a qualitative assessment for indicators of impairment by utilizing the same monitoring criteria described above. If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment loss, without consideration as to whether the impairment is other-than-temporary, in an amount equal to the investment’s carrying value in excess of its estimated fair value.

Investments in privately held entities continue to be accounted for under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

Initial adoption of new ASU

On January 1, 2018, we recognized the following adjustments upon adoption of the new ASU:

•
For investments in publicly traded companies, reclassification of cumulative unrealized gains as of December 31, 2017, aggregating $49.8 million, from accumulated other comprehensive income to retained earnings.

•	For investments in privately held entities without readily determinable fair values that were previously accounted for under the cost method:

•
Adjustment to investments for unrealized gains aggregating $90.8 million related to investments in privately held entities that report NAV, representing the difference between fair value as of December 31, 2017, using NAV as a practical expedient and the carrying value of the investments as of December 31, 2017, with a corresponding adjustment to retained earnings.

•
No adjustment was required for investments in privately held entities that do not report NAV. The ASU requires a prospective transition approach for investments in privately held entities that do not report NAV. The FASB clarified that it would be difficult for entities to determine the last observable transaction price existing prior to the adoption of this ASU. Therefore, unlike our investments in privately held entities that report NAV that were adjusted to reflect fair values upon adoption of the new ASU, our investments in privately held entities that do not report NAV were not retrospectively adjusted to fair values upon adoption. As such, any initial valuation adjustments made for investments in privately held entities that do not report NAV subsequent to January 1, 2018, as a result of future observable price changes include recognition of unrealized gains or losses equal to the difference between the carrying basis of the investment and the observable price at the date of remeasurement.

2.	Summary of significant accounting policies (continued)

Revenue recognition

Recognition of revenue arising from contracts with customers

On January 1, 2018, we adopted an ASU on revenue recognition that requires a new model for recognition of revenue arising from contracts with customers, as well as recognition of gains and losses from the transfer of nonfinancial assets arising from contracts with noncustomers. A customer is distinguished from a noncustomer by the nature of the goods or services that are transferred. Customers are provided with goods or services that are generated by a company’s ordinary output activities, whereas noncustomers are provided with nonfinancial assets that are outside of a company’s ordinary output activities.

The core principle underlying the ASU on recognition of revenue arising from contracts with customers is that an entity must recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in such exchange. This requires entities to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation.

An entity is also required to determine if it controls the goods or services prior to the transfer to the customer in order to determine if it should account for the arrangement as a principal or agent. Principal arrangements, where the entity controls the goods or services provided, result in the recognition of the gross amount of consideration expected in the exchange. Agent arrangements, where the entity simply arranges but does not control the goods or services being transferred to the customer, result in the recognition of the net amount the entity is entitled to retain in the exchange. Upon adoption of the new lease ASU in 2019, we will be required to classify our tenant recoveries into lease and nonlease components, whereby the nonlease components would be subject to the ASU on recognition of revenue arising from contracts with customers. However, if we elect a practical expedient, as discussed in “Lessor Accounting” within the “Lease Accounting” section of “Recent Accounting Pronouncements” contained in Note 2, tenant recoveries for goods and services that are categorized as nonlease components but have the same timing and pattern of transfer as the related lease component may (subject to the predominance test) be accounted for under the new lease ASU. Tenant recoveries that do not qualify for the practical expedient will be accounted for under the ASU on recognition of revenue arising from contracts with customers upon adoption of the new lease ASU. Property services categorized as nonlease components that are reimbursed by our tenants may need to be presented on a net basis if it is determined that we hold an agent arrangement.

Entities had the option to transition to the ASU on recognition of revenue arising from contracts with customers using either the full retrospective or the modified retrospective method. We adopted this ASU using the modified retrospective method, which requires a cumulative adjustment for effects of applying the new standard to periods prior to 2018 to be recorded to retained earnings as of January 1, 2018. We also elected to apply this ASU only to contracts not completed as of January 1, 2018. For all contracts within the scope of this ASU that were not completed as of January 1, 2018, we evaluated the revenue recognition under accounting standards in effect prior to January 1, 2018, and under the new ASU, and determined that amounts recognized and the pattern of revenue recognition were consistent. Therefore, the adoption of the ASU on recognition of revenue arising from contracts with customers did not result in an adjustment to our retained earnings on January 1, 2018.

The table below provides the detail of our consolidated revenues for the three and six months ended June 30, 2018, by (i) revenues that are subject to the ASU on recognition of revenue arising from contracts with customers, and (ii) revenues subject to other accounting standards (in thousands):

	Three months ended June 30, 2018			Six Months Ended June 30, 2018
	Subject to the ASU on Recognition of Revenue from Contracts with Customers	Subject to Other Accounting Guidance	Total	Subject to the ASU on Recognition of Revenue from Contracts with Customers	Subject to Other Accounting Guidance	Total
Rental	$12,086	$238,549	$250,635	$22,519	$472,601	$495,120
Tenant recoveries	—	72,159	72,159	—	145,329	145,329
Other income	1,496	744	2,240	3,516	1,208	4,724
Total revenues	$13,582	$311,452	$325,034	$26,035	$619,138	$645,173

2.	Summary of significant accounting policies (continued)

Rental revenues, subject to the new revenue recognition ASU, aggregating $12.1 million and $22.5 million for the three and six months ended June 30, 2018, respectively, consist primarily of parking revenues. Parking revenues consist primarily of short term rental revenues that are not considered lease revenue. Under the previous accounting standards, we recognized parking and other revenue when the amounts were fixed or determinable, collectibility was reasonably assured, and services were rendered. Under the new ASU, the recognition of such revenue occurs when the services are provided and the performance obligations are satisfied. Parking services are normally provided at a point in time; therefore, revenue recognition under the new ASU is substantially similar to the recognition pattern under accounting standards that were in effect prior to January 1, 2018.

Other income, subject to the new revenue recognition ASU, aggregating $1.5 million and $3.5 million for the three and six months ended June 30, 2018, respectively, consists primarily of construction management fees. We earn construction management fees for the day-to-day management of third-party construction projects. Construction management services represent a series of services that are substantially the same and that can be combined into a single performance obligation. Under the previous accounting guidance, we recognized construction management fees using the percentage of completion method. Under the new ASU, we recognize construction management fees using the output method, which is substantially similar to the percentage of completion method used under the guidance in effect prior to January 1, 2018.

In addition to the analysis above, we evaluated the following qualitative and quantitative disclosure requirements outlined in this ASU during the six months ended June 30, 2018, as follows:

•
Prior to the adoption of this ASU, we did not have material contract assets and contract liabilities related to contracts with customers subject to the new revenue recognition ASU, and no additional contract assets or contract liabilities were necessary subsequent to adoption on January 1, 2018.

•
Parking and construction management services subject to the new revenue recognition ASU do not normally create obligations for returns, refunds, warranties, and other similar obligations. Therefore, no corresponding disclosures were necessary.

Recognition of revenue arising from contracts with noncustomers

On January 1, 2018, we also adopted a new ASU on the derecognition of nonfinancial assets in transactions, including real estate sales, with noncustomers. Our ordinary output activities consist of the leasing of space to our tenants in our operating properties, not the sales of real estate. Therefore, sales of real estate qualify as contracts with noncustomers and are subject to this new ASU.

The new ASU on the derecognition of nonfinancial assets requires entities to apply certain recognition and measurement principles consistent with the new ASU on recognition of revenue arising from contracts with customers. The derecognition model is based on the transfer of control. If a real estate sales contract includes ongoing involvement by the seller with the property, the seller must evaluate each promised good or service under the contract to determine whether it represents a separate performance obligation, constitutes a guarantee, or prevents the transfer of control. If a good or service is considered a separate performance obligation, an allocated portion of the transaction price should be recognized as revenue as the entity transfers the related good or service to the buyer.

The recognition of gain or loss on the sale of a partial interest also depends on whether the seller retains a controlling or noncontrolling interest. Under the new standards, a partial sale of real estate in which the seller retains a controlling interest results in the seller’s continuing to reflect the asset at its current book value, recording a noncontrolling interest for the book value of the partial interest sold, and recognizing additional paid-in capital for the difference between the consideration received and the partial interest at book value, consistent with the prior accounting standards. Conversely, a partial sale of real estate in which a seller retains a noncontrolling interest results in the recognition by the seller of a gain or loss as if 100% of the real estate were sold.

We adopted the new ASU on the derecognition of nonfinancial assets using the modified retrospective method, the same transition method used to adopt the ASU on recognition of revenue arising from contracts with customers. We also elected to apply this ASU on the derecognition of nonfinancial assets only to contracts not completed as of January 1, 2018. We had no contracts with noncustomers that were not completed as of January 1, 2018; therefore, the adoption of the ASU on the derecognition of nonfinancial assets had no effect on our consolidated financial statements.

During the six months ended June 30, 2018, we did not complete any partial or full sales of real estate assets.

2.	Summary of significant accounting policies (continued)

Recognition of rental income and tenant recoveries

Rental revenue from operating leases is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as rental revenue in our consolidated statements of income, and amounts expected to be received in later years as deferred rent in the accompanying consolidated balance sheets. Amounts received currently but recognized as revenue in future years are classified in accounts payable, accrued expenses, and tenant security deposits in the accompanying consolidated balance sheets. We commence recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.

Rental revenue from direct financing leases is recognized over the respective lease terms using the effective interest rate method. At lease inception, we record an asset within other assets in our consolidated balance sheets, which represents our net investment in the direct financing lease. This initial net investment is determined by aggregating the total future minimum lease payments attributable to the direct financing lease and the estimated residual value of the property less unearned income. Over the lease term, the investment in the direct financing lease is reduced and rental income is recognized as rental revenue in our consolidated statements of income and produces a constant periodic rate of return on the net investment in the direct financing lease.

Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

Tenant receivables consist primarily of amounts due for contractual lease payments and tenant recoveries. These tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent. As of June 30, 2018, and December 31, 2017, no allowance for uncollectible tenant receivables and deferred rent was deemed necessary.

Monitoring tenant credit quality

During the term of each lease, we monitor the credit quality and any related material changes of our tenants by (i) monitoring the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses, and (iv) monitoring the timeliness of lease payments.

Income taxes

We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its stockholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state, and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the 2012 through 2017 calendar years.

On December 22, 2017, the U.S. President signed a tax reform bill commonly referred to as the Tax Cuts and Jobs Act into law. The tax reform legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing effects on different categories of taxpayers and industries. The legislation is unclear in many respects and will require clarification and interpretation by the U.S. Treasury Department and the Internal Revenue Service (“IRS”) in the form of amendments, technical corrections, regulations, or other forms of guidance, any of which could lessen or increase the effect of the legislation on us or our stockholders. The outcome of this legislation on state and local tax authorities, and the response by such authorities, is also unclear. We will continue to monitor changes made to, or as a result of, the federal tax law and its potential effect on us.

2.	Summary of significant accounting policies (continued)

Employee share-based payments

We account for forfeitures of share-based awards granted to employees when they occur. This entity-wide accounting policy election only applies to service conditions; for performance conditions, we continue to assess the probability that such conditions will be achieved. As a result of this election, we recognize expense on share-based awards with time-based vesting conditions without reductions for an estimate of forfeitures. Expenses related to forfeited awards are reversed as forfeitures occur. In addition, all nonforfeitable dividends paid on share-based payment awards are initially recognized in retained earnings and reclassified to compensation cost only if forfeitures of the underlying awards occur.

Recent accounting pronouncements

Lease accounting

Overview related to both lessee and lessor accounting

In February 2016, the FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The ASU is effective for us no later than January 1, 2019, with early adoption permitted. We expect to adopt the new lease accounting standard on January 1, 2019. The ASU requires us to identify lease and nonlease components of a lease agreement. This ASU will govern the recognition of revenue for lease components. Revenue related to nonlease components under our lease agreements will be subject to the new revenue recognition ASU, effective upon adoption of the new lease accounting standard. However, in July 2018, the FASB issued an ASU to modify the application of this ASU by lessors to lease and nonlease components within lease agreements. See further discussion related to this update and other proposed changes in the “Lessor Accounting” section below.

The lease ASU sets new criteria for determining the classification of finance leases for lessees and sales-type leases for lessors. The criteria to determine if a lease should be accounted for as a finance (sales-type) lease include the following: (i) ownership is transferred from lessor to lessee by the end of the lease term, (ii) an option to purchase is reasonably certain to be exercised, (iii) the lease term is for the major part of the underlying asset’s remaining economic life, (iv) the present value of lease payments exceeds substantially all of the fair value of the underlying asset, and (v) the underlying asset is specialized and is expected to have no alternative use at the end of the lease term. If any of these criteria is met, a lease will be classified as a finance lease by the lessee and as a sales-type lease by the lessor. If none of the criteria are met, a lease will be classified as an operating lease by the lessee, but may still qualify as a direct financing lease or an operating lease for the lessor. The existence of a residual value guarantee from an unrelated third party other than the lessee may qualify the lease as a direct financing lease by the lessor. Otherwise, the lease will be classified as an operating lease by both the lessee and lessor.

The lease ASU requires the use of the modified retrospective transition method and does not allow for a full retrospective approach. However, it provides two options for the application of the modified retrospective transition method:

•
Under the first option, this ASU requires application of the standard to all leases that exist as of, or commence after, January 1, 2017 (the beginning of the earliest comparative period presented in the 2019 financial statements), with a cumulative adjustment to the opening balance of retained earnings on January 1, 2017, for the effect of applying the standard at the date of initial application, and restatement of the amounts presented prior to January 1, 2019.

•	Under the second option, an entity may elect a practical expedient package, which allows for the following:

•	An entity need not reassess whether any expired or existing contracts are or contain leases;

•	An entity need not reassess the lease classification for any expired or existing leases; and

•	An entity need not reassess initial direct costs for any existing leases.

This practical expedient package is available as a single election that must be consistently applied to all existing leases at the date of adoption. Lessors that adopt this package are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017, under the ASU. This option enables entities to “run off” their existing leases for the remainder of the respective lease terms, which eliminates the need to calculate a cumulative adjustment to the opening balance of retained earnings.

Furthermore, in July 2018, the FASB issued an ASU that provides an optional transition method to make the initial application date of the ASU January 1, 2019, rather than January 1, 2017. Consequently, entities that elect both the practical expedient package and the optional transition method will apply the new lease ASU prospectively to leases commencing or modified after January 1, 2019, and will not be required to apply the disclosures under the new lease ASU to comparative periods.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting (continued)

Under either option above, lessees will be required to recognize a right-of-use asset and a lease liability for all operating leases on the date of the initial application based on the present value of the remaining minimum rental payments that were tracked and disclosed under current accounting standards.

The FASB has also clarified that the lease ASU will require an assessment of whether a land easement meets the definition of a lease under the new lease ASU. An entity with existing land easements that are not accounted for as leases under the current lease accounting standards, however, may elect a practical expedient to exclude those land easements from assessment under the new lease accounting standards. The new lease ASU will be applied to all land easement arrangements entered into or modified on and after the ASU effective date; however, it is expected to have little or no effect on land easements that contain minimal or no consideration.

Lessor accounting

We recognized revenue from our lease agreements aggregating $617.9 million for the six months ended June 30, 2018. This revenue consisted primarily of rental revenues and tenant recoveries for the six months ended June 30, 2018, aggregating $472.6 million and $145.3 million, respectively.

Under current lease accounting standards, we recognize rental revenue from our operating leases on a straight-line basis over the respective lease terms. We commence recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of, or controls the physical use of, the property. We recognize rental revenue from direct financing leases over the lease term by using the effective interest rate method.

Under current lease accounting standards, tenant recoveries related to payments of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are considered lease components. We recognize these tenant recoveries as revenue when services are rendered in an amount equal to the related operating expenses incurred that are recoverable under the terms of the applicable lease.

Under the new lease ASU, each lease agreement will be evaluated to identify the lease components and nonlease components at lease inception. The total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative stand-alone selling prices. The new ASU will govern the recognition of revenue for lease components. Revenue related to nonlease components will be subject to the new revenue recognition ASU, effective upon adoption of the new lease accounting standard. Lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance for operating leases (straight-line basis). Sales-type and direct financing leases will be accounted for as financing transactions, with the lease payments allocated to principal and interest by utilizing the effective interest rate method.
Under the new lease ASU, tenant recoveries for utilities, repairs and maintenance, and common area expenses are expected to primarily be categorized as nonlease components. Tenant recoveries for taxes and insurance are expected to be neither lease nor nonlease components under the lease ASU but instead will be considered additional lease revenue to be recognized by the lessor.

In July 2018, the FASB issued an ASU that allows lessors to elect, as a practical expedient, not to allocate the total consideration to the lease and nonlease components based on their relative stand-alone selling prices. If adopted, this single-lease component practical expedient will allow lessors to elect a combined single-lease component presentation if (i) the timing and pattern of transfer of the lease component and the nonlease component(s) associated with it are the same, and (ii) the lease component would be classified as an operating lease if it were accounted for separately. Nonlease components that do not meet the criteria of this practical expedient will be accounted for under the new revenue recognition ASU. The FASB also decided to require lessors to account for a combined component that meets these two criteria under the new revenue recognition ASU if the nonlease component is the predominant component. If the nonlease component is not the predominant component, entities will be able to account for the combined component as an operating lease in accordance with the new lease ASU. Based on our preliminary analysis, we expect that most of our leases for which we are the lessor will qualify for the single-lease component presentation as operating leases.

If we elect the single-lease component practical expedient described above, tenant recoveries that qualify for this expedient will be accounted for as a single-lease component under the new lease ASU, primarily as variable consideration. Tenant recoveries that do not qualify for the single-lease component practical expedient and are considered nonlease components will be accounted for under the new revenue recognition ASU upon adoption of the new lease ASU.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting (continued)

The new lease ASU also requires a lessor to recognize lessor’s costs (i.e., real estate taxes and insurance) paid directly by a lessee to a third party on a gross basis as lease revenue and lease expense. However, in March 2018, the FASB made a tentative decision to amend the ASU to allow a lessor not to estimate lessor costs paid by the lessee directly to a third party when the lessor cannot determine the amount of those costs. In these cases, lessors will not recognize these costs in their income statements. This ASU has not been issued as of the date of this report.

Costs to execute leases

The new lease ASU will require that lessors and lessees capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease (i.e., commissions paid to leasing brokers). Under this ASU, allocated payroll costs, legal costs, and other out-of-pocket costs incurred as part of the leasing process prior to the execution of a lease will no longer qualify for classification as initial direct costs and will instead be expensed as incurred. We will have the option, under the practical expedient package provided by the new lease ASU, to continue to amortize previously capitalized initial direct costs incurred prior to the adoption of the ASU.

During the six months ended June 30, 2018, we completed 76 leases aggregating approximately 2.5 million rentable square feet with a weighted average lease term of 10.4 years. These leases generally represent mission-critical office/laboratory space with high barriers to exit for our tenants. As a result, approximately 51% of these leases were negotiated directly with our tenants and did not require payment of third-party commissions to leasing brokers. Our total initial direct leasing costs (leasing commissions, payroll, and legal fees) for the six months ended June 30, 2018 aggregated $33.3 million, or approximately $1.30 per rentable square foot leased per year of lease term. Included in the $33.3 million for the six months ended June 30, 2018 was $9.2 million of allocated payroll and legal costs, or approximately $0.36 per rentable square foot leased per year of lease term, related to these leases, which, if incurred under the new lease ASU, would have been expensed.

Lessee accounting

Under the new lease ASU, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, which corresponds to a similar evaluation performed by lessors. In addition to this classification, a lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification, whereas a lessor is not required to recognize a right-of-use asset and a lease liability for any operating leases. Leases with a lease term of 12 months or less will be accounted for in a manner similar to existing guidance for operating leases (i.e., straight-line basis).

The new lease ASU requires the recognition of a right-of-use asset and a related liability to account for our future obligations under our ground and office lease agreements for which we are the lessee. At the date of initial application, depending on the practical expedients we elect as discussed above, we will be required to recognize a lease liability measured based on the present value of the remaining lease payments. The present value of the remaining lease payments will be calculated using the incremental borrowing rate, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. The right-of-use asset will be equal to the corresponding lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease.

As of June 30, 2018, the remaining contractual payments under our ground and office lease agreements for which we are the lessee aggregated $610.8 million, and the estimated present value of these payments is in the range from $200.0 million to $230.0 million. This estimated present value range is based on a weighted average remaining lease term of 47 years and our estimated weighted average incremental borrowing rate in the range from 5% to 6%. Incremental borrowing rate is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. The actual lease liability and right-of-use asset to be recognized upon adoption of the new lease ASU will vary depending on changes to our incremental borrowing rate and the practical expedients we elect as discussed above.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting (continued)

All of our existing ground and office leases for which we are the lessee are currently classified as operating leases. Under the practical expedient package provided by the lease ASU, we will have the option to continue to classify these leases as operating leases upon adoption of the lease ASU. We are still evaluating the effect on our consolidated financial statements of the initial recognition of each lease asset and liability upon adoption, and the pattern of recognition of ground lease expense subsequent to adoption.

Allowance for credit losses

In June 2016, the FASB issued an ASU that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (i.e., loan commitments). The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. We are currently assessing the potential effect the adoption of this ASU will have on our consolidated financial statements.

Joint venture distributions

On January 1, 2018, we adopted an ASU that provides guidance on the classification in the statement of cash flows of cash distributions received from equity method investments, including unconsolidated joint ventures. The ASU provides two approaches to determine the classification of cash distributions received from equity method investees: (i) the “cumulative earnings” approach, under which distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities, and (ii) the “nature of the distribution” approach, under which distributions are classified based on the nature of the underlying activity that generated cash distributions. An entity could elect either the “cumulative earnings” or the “nature of the distribution” approach. If the “nature of the distribution” approach is elected and the entity lacks the information necessary to apply it in the future, that entity will have to apply the “cumulative earnings” approach as an accounting change on a retrospective basis. We adopted this ASU using the “nature of the distribution” approach and applied it retrospectively, as required by the ASU. We previously presented distributions from our equity method investees utilizing the “nature of the distribution” approach; therefore, the adoption of this ASU had no effect on our consolidated financial statements.

Restricted cash

On January 1, 2018, we adopted an ASU that requires entities to include restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the statement of cash flows. The ASU requires disclosure of a reconciliation between the balance sheet and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. An entity with material restricted cash and restricted cash equivalents balances is required to disclose the nature of the restrictions. The ASU required a retrospective application to all periods presented. Subsequent to the adoption of this ASU, restricted cash balances are included with cash and cash equivalents balances as of the beginning and ending of each period presented in our consolidated statements of cash flows; separate line items reconciling changes in restricted cash balances to the changes in cash and cash equivalents are no longer presented within the operating, investing, and financing sections of our consolidated statements of cash flows.

Hedge accounting

On January 1, 2018, we adopted an ASU that simplifies hedge accounting. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The purpose of this updated ASU is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For cash flow hedges that are highly effective, the new standard requires all changes (effective and ineffective components) in the fair value of the hedging instrument to be recorded in accumulated other comprehensive income within total equity and to be reclassified into earnings only when the hedged item affects earnings.

Prior to the adoption of this ASU, a quantitative assessment was made on an ongoing basis to determine whether a hedge is highly effective in offsetting changes in cash flows associated with the hedged item. Previously applied hedge accounting guidance

2.	Summary of significant accounting policies (continued)

required hedge ineffectiveness to be recognized in earnings. Under the new ASU, an entity is still required to perform an initial quantitative test. However, the new standard allows an entity to elect to subsequently perform only a qualitative assessment, unless facts and circumstances change. We made this election upon adoption of the new ASU on January 1, 2018.

We utilize interest rate hedge agreements to hedge a portion of our exposure to variable interest rates primarily associated with borrowings based on LIBOR. As a result, all of our interest rate hedge agreements are designated as cash flow hedges. For cash flow hedges in existence at the date of adoption, an entity is required to apply a cumulative-effect adjustment for previously recognized ineffectiveness from retained earnings to accumulated other comprehensive income as of the beginning of the fiscal year when an entity adopts the amendments in this ASU.

We performed an analysis of all our cash flow hedges existing on January 1, 2018, and determined that all hedges had been highly effective since their inception; therefore, no cumulative-effect adjustment of previously recognized ineffectiveness from retained earnings to accumulated other comprehensive income was needed. The adoption of this ASU had no effect on our financial statements.

3.	Investments in real estate

Our consolidated investments in real estate consisted of the following as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Land (related to rental properties)	$1,442,071	$1,312,072
Buildings and building improvements	9,559,442	9,000,626
Other improvements	880,549	780,117
Rental properties	11,882,062	11,092,815
Development and redevelopment of new Class A properties:
Development and redevelopment projects (under construction, marketing, or pre-construction)	1,253,419	955,218
Future development projects	92,473	96,112
Gross investments in real estate	13,227,954	12,144,145
Less: accumulated depreciation	(2,066,333)	(1,875,810)
Net investments in real estate – North America	11,161,621	10,268,335
Net investments in real estate – Asia	29,150	29,684
Investments in real estate	$11,190,771	$10,298,019

Acquisitions

Our real estate asset acquisitions during the six months ended June 30, 2018 and subsequently, consisted of the following (dollars in thousands):

	Square Footage
Three Months Ended	Operating	Operating with Active or Future Redevelopment	Active or Future Development	Purchase Price
March 31, 2018	487,227	106,733	643,765	$339,400
June 30, 2018	782,388	39,505	793,000	405,855
Subsequent acquisitions	45,626	349,947	217,000	257,000
	1,315,241	496,185	1,653,765	$1,002,255

We evaluated each of the transactions detailed below to determine whether the integrated set of assets and activities acquired met the definition of a business. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. An integrated set of assets and activities does not qualify as a business if substantially all of the fair value of the gross assets is concentrated in either a single identifiable asset or a group of similar identifiable assets, or if the acquired assets do not include a substantive process.

3.	Investments in real estate (continued)

We evaluated each of the completed acquisitions and determined that substantially all of the fair value related to each acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, or is a land parcel with no operations. Accordingly, each transaction did not meet the definition of a business and consequently was accounted for as an asset acquisition. In each of these transactions, we allocated the total consideration for each acquisition to the individual assets and liabilities acquired on a relative fair value basis.

Active or future development

1655 and 1725 Third Street – Mission Bay/SoMa, San Francisco

In March 2018, we acquired a 10% interest in a real estate joint venture with Uber Technologies, Inc. (“Uber”) and the Golden State Warriors that owns 1655 and 1725 Third Street, located in our Mission Bay/SoMa submarket of San Francisco. The joint venture is developing two buildings aggregating 593,765 RSF that are integrated within the new Golden State Warriors complex under development. The buildings are 100% leased to Uber. At the closing of the joint venture agreement, we contributed equity totaling $32.0 million. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for additional information.

Other acquisitions

During the three months ended June 30, 2018, we acquired one building and four land parcels in five transactions for an aggregate purchase price of $58.2 million in key submarkets with development and redevelopment opportunities of 493,000 RSF.

Operating with active or future development

Summers Ridge Science Park – Sorrento Mesa, San Diego

In January 2018, we acquired Summers Ridge Science Park, a campus with on-site amenities and four operating properties aggregating 316,531 RSF of office/laboratory space, located at 9965, 9975, 9985, and 9995 Summers Ridge Road in our Sorrento Mesa submarket of San Diego, for a purchase price of $148.7 million. The property also includes a future development opportunity for an additional 50,000 RSF building. The properties are 100% leased as of June 30, 2018, to two life science product, service, and device companies for 15 years.

Alexandria PARC – Greater Stanford, San Francisco

In January 2018, we acquired Alexandria PARC, a four-building office campus, aggregating 197,498 RSF, on 11 acres, located at 2100, 2200, 2300, and 2400 Geng Road in our Greater Stanford submarket of San Francisco, for a purchase price of $136.0 million. The property has 14 in-place leases with a weighted-average remaining lease term of three years. We are redeveloping 48,547 RSF into office/laboratory space.

100 Tech Drive – Route 128, Greater Boston

In April 2018, we acquired a Class A office/laboratory building aggregating 200,431 RSF, located at 100 Tech Drive in our Route 128 submarket of Greater Boston, for a purchase price of $87.3 million. The property is 100% leased by Moderna Therapeutics under a 14.5-year lease. The property can also accommodate future development of an additional 300,000 RSF building.

704 Quince Orchard Road – Rockville/Gaithersburg, Maryland

In March 2018, we acquired a 56.8% interest in 704 Quince Orchard Road, an office building aggregating 79,931 RSF, located in our Gaithersburg submarket of Maryland, for a purchase price of $3.9 million. The building is an expansion of the Alexandria Technology Center® – Gaithersburg II campus. We are redeveloping 58,186 RSF from existing office space into office/laboratory space. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for additional information.

Operating

Maryland Life Science Portfolio – Rockville/Gaithersburg, Maryland

3.	Investments in real estate (continued)

In May 2018, we acquired an eight-building office/laboratory portfolio aggregating 415,611 RSF, located in our Rockville and Gaithersburg submarkets of Maryland, for a purchase price of $146.5 million. These properties are 100% leased with in-place leases that have below-market rental rates and a weighted-average remaining lease term of 5.7 years.

2301 5th Avenue – Lake Union, Seattle

In June 2018, we acquired 2301 5th Avenue, an office building aggregating 197,136 RSF, located in our Lake Union submarket of Seattle, for a purchase price of $95.0 million. The property is subject to a 54-year ground lease. The building is 97.4% occupied with substantially all investment-grade tenants under three in-place leases where rental rates are currently 25% below market, and a weighted-average remaining lease term of 5.5 years.

July 2018 acquisitions

During July 2018, we acquired three properties for an aggregate purchase price of $257.0 million, including $203.0 million for a fee simple interest in an office building aggregating 349,947 RSF located in New York City, which is currently occupied by Pfizer Inc. with a remaining lease term of six years. Under the Midtown East Rezoning, this property is currently entitled with an as-of-right density for an additional 230,000 developable square feet.

Sales of real estate assets

During the three months ended June 30, 2018, we classified a land parcel located in Northern Virginia as held for sale. As a result, we recognized an impairment charge of $6.3 million to lower the carrying amount to the estimated fair value less selling costs during the three months ended June 30, 2018. We completed the sale, at a price of $6.0 million, in July 2018 with no gain or loss.

In January 2017, we completed the sale of a vacant property at 6146 Nancy Ridge Drive located in our Sorrento Mesa submarket of San Diego for a sales price of $3.0 million and recognized a gain of $270 thousand.

In June 2017, we recognized an impairment charge of $203 thousand on a 20,580 RSF property located in a non-cluster market. We completed the sale of this property in July 2017 for a gross sales price of $800 thousand with no gain or loss.

4.	Consolidated and unconsolidated real estate joint ventures

From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of June 30, 2018, we had the following properties that were held by our real estate joint ventures:

Property(1)	Market	Submarket	Our Ownership Interest		RSF
Consolidated joint ventures:
225 Binney Street	Greater Boston	Cambridge	30.0%		305,212
409 and 499 Illinois Street	San Francisco	Mission Bay/SoMa	60.0%		455,069
1500 Owens Street	San Francisco	Mission Bay/SoMa	50.1%		158,267
Campus Pointe by Alexandria	San Diego	University Town Center	55.0%		798,799
9625 Towne Centre Drive	San Diego	University Town Center	50.1%		163,648
Unconsolidated joint ventures:
Menlo Gateway	San Francisco	Greater Stanford	29.4%		772,983
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(2)	(3)
360 Longwood Avenue	Greater Boston	Longwood Medical Area	27.5%		210,709
704 Quince Orchard Road	Maryland	Gaithersburg	56.8%	(2)	79,931
1655 and 1725 Third Street	San Francisco	Mission Bay/SoMa	10.0%		593,765

(1)	In addition to the real estate joint ventures listed, various partners hold insignificant noncontrolling interests in four other properties in North America.

(2)	Represents our ownership interest; our voting interest is limited to 50%.

(3)	Joint venture with a distinguished retail real estate developer for the development of a 90,000 RSF retail shopping center.

4.    Consolidated and unconsolidated real estate joint ventures (continued)

Our consolidation policy is fully described under the “Consolidation” section within Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements. Consolidation accounting is highly technical, but its framework is primarily based on the controlling financial interests and benefits of the joint ventures. We generally consolidate a joint venture that is a legal entity that we control (i.e., we have the power to direct the activities of the joint venture that most significantly affect its economic performance) through contractual rights, regardless of our ownership interest, and where we determine that we have benefits through the allocation of earnings or losses and fees paid to us that could be significant to the joint venture (the “VIE model”). We also generally consolidate joint ventures when we have a controlling financial interest through voting rights and where our voting interest is greater than 50% (the “voting model”). Voting interest differs from ownership interest for some joint ventures. We account for joint ventures that do not meet the consolidation criteria under the equity method of accounting by recognizing our share of income and losses. The table below shows our categorization of our existing joint ventures under the consolidation framework:

Property	Consolidation Model	Voting Interest	Consolidation Analysis	Conclusion

225 Binney Street	VIE model	Not applicable under VIE model	We have control and benefits that can be significant to the joint venture; therefore, we are the primary beneficiary of each VIE	Consolidated
409 and 499 Illinois Street
1500 Owens Street
Campus Pointe by Alexandria
9625 Towne Centre Drive
Menlo Gateway			We do not control the joint venture and therefore are not the primary beneficiary	Equity method of accounting
1401/1413 Research Boulevard
360 Longwood Avenue	Voting model	Does not exceed 50%	Our voting interest is 50% or less
704 Quince Orchard Road
1655 and 1725 Third Street

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Investments in real estate	$1,097,759	$1,047,472
Cash and cash equivalents	40,352	41,112
Other assets	70,595	68,754
Total assets	$1,208,706	$1,157,338

Secured notes payable	$—	$—
Other liabilities	69,191	52,201
Total liabilities	69,191	52,201
Redeemable noncontrolling interests	749	—
Alexandria Real Estate Equities, Inc.’s share of equity	610,996	584,160
Noncontrolling interests’ share of equity	527,770	520,977
Total liabilities and equity	$1,208,706	$1,157,338

4.    Consolidated and unconsolidated real estate joint ventures (continued)

In determining whether to aggregate the balance sheet information of our consolidated VIEs, we considered the similarity of each VIE, including the primary purpose of these entities to own, manage, operate, and lease real estate properties owned by the VIEs, and the similar nature of our involvement in each VIE as a managing member. Due to the similarity of the characteristics, we present the balance sheet information of these entities on an aggregated basis. For each of our consolidated VIEs, none of its assets have restrictions that limit their use to settle specific obligations of the VIE. There are no creditors or other partners of our consolidated VIEs that have recourse to our general credit. Our maximum exposure to our consolidated VIEs is limited to our variable interests in each VIE.

Unconsolidated real estate joint ventures

As of June 30, 2018, our investments in unconsolidated real estate joint ventures accounted for under the equity method of accounting presented in our consolidated balance sheet consist of the following (in thousands):

Property	June 30, 2018
Menlo Gateway	$121,785
1401/1413 Research Boulevard	7,533
360 Longwood Avenue	25,538
704 Quince Orchard Road	4,384
1655 and 1725 Third Street	33,732
$192,972

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE.

As of June 30, 2018, our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms (dollars in thousands):

		Maturity Date	Stated Interest Rate(1)	Interest Rate(1)(2)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share				Debt Balance(3)	Remaining Commitments
Menlo Gateway, Phase I	29.4%	3/1/19	L+2.50%	4.49%	$134,564	$13,290
1401/1413 Research Boulevard	65.0%	5/17/20	L+2.50%	5.39%	14,682	9,892
1655 and 1725 Third Street	10.0%	6/29/21	L+3.70%	5.68%	75,520	299,480
360 Longwood Avenue	27.5%	9/1/22	3.32%	3.54%	94,143	17,000	(4)
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	4.29%	1,016	13,809
Menlo Gateway, Phase II	29.4%	5/1/35	4.53%	4.56%	—	157,270
					$319,925	$510,741

(1)	For acquired loans, interest rate includes adjustments to reflect the joint venture’s effective borrowing costs at the time of acquisition.

(2)	Includes interest expense, amortization of loan fees, and amortization of premiums (discounts) as of June 30, 2018.

(3)	Represents outstanding principal, net of unamortized deferred financing costs and discount/premium.

(4)	The remaining loan commitment balance excludes an earn-out advance provision that allows for incremental borrowings up to $48.0 million, subject to certain conditions.

5.	Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash consisted of the following as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$287,029	$254,381
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	14,384	12,301
Funds held in escrow related to construction projects and investing activities	16,551	4,546
Other	3,877	5,958
	34,812	22,805
Total	$321,841	$277,186

6.	Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science and technology industries. On January 1, 2018, we adopted a new ASU on financial instruments that prospectively changed how we recognize, measure, present, and disclose these investments.

Key differences between prior accounting standards and the new ASU

Prior to January 1, 2018:

•
Investments in publicly traded companies were presented at fair value in the accompanying balance sheet, with changes in fair value recognized in other comprehensive income classified in accumulated other comprehensive income within total equity.

•	Investments in privately held entities were accounted for under the cost method of accounting.

•	Gains or losses were recognized in net income upon the sale of an investment.

•
Investments in privately held entities required accounting under the equity method unless our interest in the entity was deemed to be so minor that we had virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognized our investment initially at cost and adjusted the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of December 31, 2017.

•	Investments were evaluated for impairment, with other-than-temporary impairments recognized in net income.

Effective January 1, 2018:

•	Investments in publicly traded companies are presented at fair value in the accompanying balance sheet, with changes in fair value recognized in net income.

•	Investments in privately held entities without readily determinable fair values previously accounted for under the cost method are accounted for as follows:

•	Investments in privately held entities that report NAV are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income.

•	Investments in privately held entities that do not report NAV are carried at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

•	One-time adjustments recognized on January 1, 2018:

•
For investments in publicly traded companies, reclassification of net unrealized gain as of December 31, 2017, aggregating $49.8 million, from accumulated other comprehensive income to retained earnings.

•	For investments in privately held entities without readily determinable fair values that were previously accounted for under the cost method:

•
Adjustment to investments for unrealized gains aggregating $90.8 million related to investments in privately held entities that report NAV, representing the difference between fair value as of December 31, 2017, using NAV as a practical expedient and the carrying value of the investments as of December 31, 2017, with a corresponding adjustment to retained earnings.

6.	Investments (continued)

•
No adjustment was required for investments in privately held entities that do not report NAV. The ASU requires a prospective transition approach for investments in privately held entities that do not report NAV. The FASB clarified that it would be difficult for entities to determine the last observable transaction price existing prior to the adoption of this ASU. Therefore, unlike our investments in privately held entities that report NAV that were adjusted to reflect fair values upon adoption of the new ASU, our investments in privately held entities that do not report NAV were not retrospectively adjusted to fair values upon adoption. As such, any initial valuation adjustments made for investments in privately held entities that do not report NAV subsequent to January 1, 2018, as a result of future observable price changes will include recognition of unrealized gains or losses equal to the difference between the carrying basis of the investment and the observable price at the date of remeasurement.

•
Investments in privately held entities continue to require accounting under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of June 30, 2018.

We recognize changes in fair value for investments in publicly traded companies and changes in NAV, as an expedient to estimate fair value, reported by limited partnerships, as unrealized gains and losses within investment income in our consolidated income statements.

For investments in privately held entities without readily determinable fair values, we adjust the cost basis, and record an unrealized gain or loss within investment income in our consolidated income statements, whenever such investments have an observable price change. Further adjustments to these revised carrying amounts are not made until another price change, if any, is observed. For further information regarding the new ASU, refer to the “Investments” section within Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements.

The following tables summarize our investments as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018
	Cost	Adjustments	Carrying Amount
Investments at fair value:
Publicly traded companies	$101,603	$97,013	$198,616
Entities that report NAV	173,813	110,843	284,656

Entities that do not report NAV:
Entities with observable price changes since January 1, 2018	12,811	10,289	23,100
Entities without observable price changes	284,381	—	284,381

Total investments	$572,608	$218,145	$790,753

	December 31, 2017
	Cost	Adjustments	Total
Investments in publicly traded companies	$59,740	$49,771	$109,511
Investments in privately held entities without readily determinable fair values (cost method investments):
Investments in privately held entities that report NAV	148,627	N/A	148,627
Investments in privately held entities that do not report NAV	265,116	N/A	265,116
Total investments	$473,483	$49,771	$523,254

6.	Investments (continued)

Adjustments recorded on investments in privately held entities that do not report NAV aggregating $10.3 million as of June 30, 2018, consisted of upward adjustments representing unrealized gains of $10.8 million and downward adjustments representing unrealized losses of $553 thousand. We adjusted our investments in privately held entities that do not report NAV based on observable price changes from subsequent equity offerings. The subsequent equity offerings observed were for similar securities to those we hold as the securities had similar voting rights, distribution preferences, and conversion rights.

Investments in privately held entities that report NAV

Investments in privately held entities that report NAV consist primarily of investments in limited partnerships. We are committed to funding approximately $190.6 million for all investments over the next several years, primarily consisting of $187.9 million related to investments in limited partnerships.

These investments are not redeemable by us, but we normally receive distributions from these investments throughout their term. Our investments in privately held entities that report NAV generally have an expected initial term in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.4 years as of June 30, 2018.

Our investment income for the three and six months ended June 30, 2018 consisted of the following (in thousands):

	Three Months Ended June 30, 2018
	Unrealized Gains (Losses)	Realized Gains	Total
Investments at fair value, held at period end:
Publicly traded companies	$1,138	$—	$1,138
Entities that report NAV	4,683	—	4,683
Entities that do not report NAV with observable price changes since April 1, 2018, held at period end:	(754)	—	(754)
Total investments at fair value, held at period end	5,067	—	5,067
Investment dispositions during the period:
Recognized in the current period	—	7,463	7,463
Previously recognized as unrealized gains	—	—	—
Total investment dispositions during the period	—	7,463	7,463
Investment income	$5,067	$7,463	$12,530

	Six Months Ended June 30, 2018
	Unrealized Gains (Losses)	Realized Gains	Total
Investments at fair value, held at period end:
Publicly traded companies	$52,026	$—	$52,026
Entities that report NAV	19,770	—	19,770
Entities that do not report NAV with observable price changes since January 1, 2018, held at period end	10,289	—	10,289
Total investments at fair value, held at period end	82,085	—	82,085
Investment dispositions during the period:
Recognized in the current period	—	16,006	16,006
Previously recognized as unrealized gains	(4,789)	4,789	—
Total investment dispositions during the period	(4,789)	20,795	16,006
Investment income	$77,296	$20,795	$98,091

During the three and six months ended June 30, 2017, we recognized unrealized losses of $4.0 million and unrealized gains of $6.4 million, respectively, on our equity securities classified as available-for-sale as of June 30, 2017. These unrealized gains/losses were recognized in our consolidated comprehensive income classified within total equity, in accordance with the accounting standards in effect prior to January 1, 2018.

7.	Other assets

The following table summarizes the components of other assets as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Acquired below-market ground leases	$17,624	$12,684
Acquired in-place leases	134,809	64,979
Deferred compensation plan	19,400	15,534
Deferred financing costs – $1.65 billion unsecured senior line of credit	8,667	10,525
Deposits	5,275	10,576
Furniture, fixtures, and equipment	11,538	11,070
Interest rate hedge assets	5,991	5,260
Net investment in direct financing lease	38,763	38,382
Notes receivable	572	614
Prepaid expenses	13,097	10,972
Property, plant, and equipment	56,841	32,073
Other assets	21,180	15,784
Total	$333,757	$228,453

The components of our net investment in direct financing lease as of June 30, 2018, and December 31, 2017, are summarized in the table below (in thousands):

	June 30, 2018	December 31, 2017
Gross investment in direct financing lease	$262,918	$263,719
Less: unearned income	(224,155)	(225,337)
Net investment in direct financing lease	$38,763	$38,382

Future minimum lease payments to be received under our direct financing lease as of June 30, 2018, were as follows (in thousands):

Year	Total
2018	$806
2019	1,655
2020	1,705
2021	1,756
2022	1,809
Thereafter	255,187
Total	$262,918

8.	Fair value measurements

We provide fair value information about all financial instruments for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) significant other observable inputs, and (iii) significant unobservable inputs. Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2018.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2018, and December 31, 2017 (in thousands):

		June 30, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies	$198,616	$198,616	$—	$—
Interest rate hedge agreements	$5,991	$—	$5,991	$—

		December 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies	$109,511	$109,511	$—	$—
Interest rate hedge agreements	$5,260	$—	$5,260	$—
Liabilities:
Interest rate hedge agreements	$103	$—	$103	$—

Our investments in publicly traded companies have been recognized at fair value. Investments in privately held entities are excluded from the fair value hierarchy above as required by the fair value standards. Refer to Note 6 – “Investments” to these unaudited consolidated financial statements for further details.

Our interest rate hedge agreements have been recognized at fair value. Refer to Note 10 – “Interest Rate Hedge Agreements” to these unaudited consolidated financial statements for further details. The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and tenant security deposits approximate fair value.

8.	Fair value measurements (continued)

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

As of June 30, 2018, and December 31, 2017, the book and estimated fair values of our investments in privately held entities that report NAV, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Investments in privately held entities that report NAV	$284,656	$284,656	N/A	N/A

Liabilities:
Secured notes payable	$776,260	$774,955	$771,061	$776,222
Unsecured senior notes payable	$4,289,521	$4,300,275	$3,395,804	$3,529,713
Unsecured senior line of credit	$—	$—	$50,000	$49,986
Unsecured senior bank term loans	$548,324	$550,280	$547,942	$549,361

Nonrecurring fair value measurements

Refer to Note 6 – “Investments” and Note 15 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further discussion.

9.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of June 30, 2018 (dollars in thousands):

	Fixed-Rate/Hedged Variable-Rate Debt	Unhedged Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate (1)
Secured notes payable	$491,897	$284,363	$776,260	13.8%	4.28%	2.8
Unsecured senior notes payable	4,289,521	—	4,289,521	76.4	4.15	6.9
$1.65 billion unsecured senior line of credit	—	—	—	—	N/A	3.3
2019 Unsecured Senior Bank Term Loan	199,620	—	199,620	3.6	2.75	0.5
2021 Unsecured Senior Bank Term Loan	348,704	—	348,704	6.2	2.41	2.5
Total/weighted average	$5,329,742	$284,363	$5,614,105	100.0%	4.01%	5.8
Percentage of total debt	95%	5%	100%

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

9.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal payments as of June 30, 2018 (dollars in thousands):

	Stated Rate	Interest Rate (1)	Maturity Date (2)			Unamortized (Deferred Financing Cost), (Discount)/Premium
Debt					Principal		Total
Secured notes payable
Greater Boston	L+1.50%	3.82%	1/28/19	(3)	$334,363	$(698)	$333,665
Greater Boston, San Diego, Seattle, and Maryland	7.75%	8.15	4/1/20		107,499	(585)	106,914
San Diego	4.66%	4.90	1/1/23		34,175	(296)	33,879
Greater Boston	3.93%	3.19	3/10/23		81,640	2,566	84,206
Greater Boston	4.82%	3.40	2/6/24		201,986	14,848	216,834
San Francisco	6.50%	6.50	7/1/36		762	—	762
Secured debt weighted-average interest rate/subtotal	4.60%	4.28			760,425	15,835	776,260

2019 Unsecured Senior Bank Term Loan	L+1.20%	2.75	1/3/19		200,000	(380)	199,620
2021 Unsecured Senior Bank Term Loan	L+1.10%	2.41	1/15/21		350,000	(1,296)	348,704
$1.65 billion unsecured senior line of credit	L+1.00%	N/A	10/29/21		—	—	—
Unsecured senior notes payable	2.75%	2.96	1/15/20		400,000	(1,237)	398,763
Unsecured senior notes payable	4.60%	4.75	4/1/22		550,000	(2,438)	547,562
Unsecured senior notes payable	3.90%	4.04	6/15/23		500,000	(2,945)	497,055
Unsecured senior notes payable	4.00%	4.18	1/15/24		450,000	(4,050)	445,950
Unsecured senior notes payable	3.45%	3.62	4/30/25		600,000	(5,954)	594,046
Unsecured senior notes payable	4.30%	4.50	1/15/26		300,000	(3,648)	296,352
Unsecured senior notes payable	3.95%	4.13	1/15/27		350,000	(4,278)	345,722
Unsecured senior notes payable	3.95%	4.07	1/15/28		425,000	(4,024)	420,976
Unsecured senior notes payable	4.50%	4.60	7/30/29		300,000	(2,452)	297,548
Unsecured senior notes payable	4.70%	4.81	7/1/30		450,000	(4,453)	445,547
Unsecured debt weighted average/subtotal		3.96			4,875,000	(37,155)	4,837,845
Weighted-average interest rate/total		4.01%			$5,635,425	$(21,320)	$5,614,105

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

(2)	Reflects any extension options that we control.

(3)
Secured construction loan for our property at 50 and 60 Binney Street in our Cambridge submarket with aggregate commitments of $350.0 million as of June 30, 2018. We have two one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions. In July 2018, we completed a partial repayment of $150.0 million of the outstanding balance and reduced aggregate commitments to $200.0 million.

4.00% and 4.70% Unsecured senior notes payables

In June 2018, we completed an offering of $900.0 million of unsecured senior notes for net proceeds of $891.4 million. The offering consisted of $450.0 million of 4.00% unsecured senior notes payable on January 15, 2024 (“4.00% Unsecured Senior Notes”), which will be used to fund certain eligible green development and redevelopment projects that have received or are expected to receive LEED® Gold or Platinum certification, and $450.0 million of 4.70% unsecured senior notes payable on July 1, 2030 (“4.70% Unsecured Senior Notes”).

3.45% Unsecured senior notes payable due in 2025

In November 2017, we completed a $600.0 million public offering of our unsecured senior notes payable due on April 30, 2025, at a stated interest rate of 3.45%. We used the net proceeds, after discounts and issuance costs, of $593.5 million to repay two secured notes payable aggregating $389.8 million and for general corporate purposes, including the reduction of the outstanding balance on our $1.65 billion unsecured senior line of credit.

3.95% Unsecured senior notes payable due in 2028

In March 2017, we completed a $425.0 million public offering of our unsecured senior notes payable due on January 15, 2028, at a stated interest rate of 3.95%. We used the net proceeds, after discounts and issuance costs, of $420.5 million to repay outstanding borrowings under our $1.65 billion unsecured senior line of credit.

9.	Secured and unsecured senior debt (continued)

Repayment of unsecured senior bank term loan

During the six months ended June 30, 2017, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, which reduced the total outstanding balance from $400 million to $200 million, and recognized a loss on early extinguishment of debt of $670 thousand related to the write-off of unamortized loan fees.

Repayment of secured construction loan

In July 2018, we repaid $150.0 million of the outstanding balance of one secured construction loan and reduced aggregate commitments to $200.0 million. In connection with the partial repayment of the secured construction loan, we recognized a loss on early extinguishment of debt of $299 thousand related to the write-off of unamortized loan fees.

Interest expense

The following table summarizes interest expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross interest	$53,624	$46,817	$103,899	$89,765
Capitalized interest	(15,527)	(15,069)	(28,887)	(28,233)
Interest expense	$38,097	$31,748	$75,012	$61,532

10.	Interest rate hedge agreements

We use interest rate derivatives to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured notes payable, and to manage our exposure to interest rate volatility.

Changes in fair value, including accrued interest and adjustments for non-performance risk, on our interest rate hedge agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $5.3 million from accumulated other comprehensive income to earnings as a decrease of interest expense. As of June 30, 2018, and December 31, 2017, the fair values of our interest rate hedge agreements aggregating an asset balance were classified in other assets, and the fair values of our interest rate hedge agreements aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 8 – “Fair Value Measurements” to these unaudited consolidated financial statements for further details. Under our interest rate hedge agreements, we have no collateral posting requirements.

We have agreements with certain of our derivative counterparties that contain a provision wherein we could be declared in default on our derivative obligations (i) if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness, or (ii) if we default on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value. As of June 30, 2018, none of our interest rate hedge agreements were in a liability position, so there were no associated termination obligations.

10.	Interest rate hedge agreements (continued)

We had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk as of June 30, 2018 (dollars in thousands):

		Number of Contracts	Weighted-Average Interest Pay Rate(1)	Fair Value as of 6/30/18	Notional Amount in Effect as of
Effective Date	Maturity Date				6/30/18	12/31/18	12/31/19
March 29, 2018	March 31, 2019	8	1.16%	$5,142	$600,000	$600,000	$—
March 29, 2019	March 31, 2020	1	1.89%	849	—	—	100,000
Total				$5,991	$600,000	$600,000	$100,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin over LIBOR for borrowings outstanding as of June 30, 2018, as listed under the column heading “Stated Rate” in our summary table of outstanding indebtedness and respective principal payments under Note 9 – “Secured and Unsecured Senior Debt” to these unaudited consolidated financial statements.

11.	Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of June 30, 2018, and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accounts payable and accrued expenses	$394,435	$349,884
Acquired below-market leases	123,402	88,184
Conditional asset retirement obligations	10,519	7,397
Deferred rent liabilities	28,367	27,953
Interest rate hedge liabilities	—	103
Unearned rent and tenant security deposits	248,543	248,924
Other liabilities	44,008	41,387
Total	$849,274	$763,832

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

12.	Earnings per share (continued)

12.	Earnings per share

In January 2018, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of underwriters’ option) at a public offering price of $123.50 per share, before underwriting discounts. In March 2018, we settled 843,600 shares from our forward equity sales agreements and received proceeds of $100.2 million, net of underwriting discounts and adjustments provided in the forward equity sales agreements. We expect to receive additional proceeds of $709.9 million upon settlement of the remaining outstanding forward equity sales agreements, to be further adjusted as provided in the sales agreements. The remaining forward equity sales agreements expire no later than April 2019, and we expect to settle these agreements in 2018.

In March 2017, we entered into agreements to sell an aggregate of 6.9 million shares of our common stock, which consisted of an initial issuance of 2.1 million shares and 4.8 million shares subject to forward equity sales agreements, at a public offering price of $108.55 per share less issuance costs, underwriters’ discount, and further adjustments as provided in the sales agreements. We issued the initial 2.1 million shares at closing in March 2017 for net proceeds, after underwriters’ discount and issuance costs, of $217.8 million and settled the forward equity sales agreements on the remaining 4.8 million shares of common stock in December 2017 for net proceeds, after underwriters’ discount and issuance costs, of $484.6 million.

To account for the forward equity sales agreements, we considered the accounting guidance governing financial instruments and derivatives and concluded that our forward equity sales agreements were not liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varying with something other than the fair value of our shares, or varying inversely in relation to our shares. We then evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

We also considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. We use the treasury stock method to determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. The number of weighted-average shares outstanding – diluted used in the computation of EPS for the three and six months ended June 30, 2018 and 2017, includes the effect from the assumed issuance of common stock pursuant to the settlement of forward equity sales agreements outstanding during the period at the contractual price, less the assumed repurchase of common shares at the average market price using the net proceeds, adjusted as provided in the forward equity sales agreements. The effect on our weighted-average shares – diluted for the three and six months ended June 30, 2018, was 355 thousand and 313 thousand weighted-average incremental shares, respectively. For the three and six months ended June 30, 2017, the effect on our weighted-average shares – diluted from the forward equity sales agreements entered into in March 2017 was 530 thousand and 293 thousand weighted-average incremental shares, respectively. The common shares issued upon the partial settlement of the forward equity sales agreements in March 2018 aggregating 843,600, weighted for the period these common shares were outstanding, were included in the denominator of basic EPS for the three and six months ended June 30, 2018.

For purposes of calculating diluted EPS, we did not assume conversion of our 7.00% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) for the three and six months ended June 30, 2018 and 2017, since the result was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods. Refer to Note 13 – “Stockholders’ Equity” to these unaudited consolidated financial statements for further discussion of the partial repurchases of our Series D Convertible Preferred Stock.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our Series D Convertible Preferred Stock and forward equity sales agreements are not participating securities and therefore are not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income (after amounts attributable to noncontrolling interests, dividends on preferred stock, and preferred stock redemption charge) to common stockholders and unvested restricted stock awards by using the weighted-average shares of each class outstanding for quarter-to-date and year-to-date periods independently, based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.

12.	Earnings per share (continued)

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$60,547	$41,496	$202,065	$89,051
Net income attributable to noncontrolling interests	(5,817)	(7,275)	(11,705)	(13,119)
Dividends on preferred stock	(1,302)	(1,278)	(2,604)	(5,062)
Preferred stock redemption charge	—	—	—	(11,279)
Net income attributable to unvested restricted stock awards	(1,412)	(1,313)	(2,765)	(2,300)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$52,016	$31,630	$184,991	$57,291

Denominator for basic EPS – weighted-average shares of common stock outstanding	101,881	90,215	100,878	89,186
Dilutive effect of forward equity sales agreements	355	530	313	293
Denominator for diluted EPS – weighted-average shares of common stock outstanding	102,236	90,745	101,191	89,479
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.51	$0.35	$1.83	$0.64
Diluted	$0.51	$0.35	$1.83	$0.64

13.	Stockholders’ equity

ATM common stock offering program

In August 2017, we established an ATM common stock offering program that allows us to sell up to an aggregate of $750.0 million of our common stock. As of December 31, 2017, we sold an aggregate of 2.8 million shares of common stock under this program for gross proceeds of $336.6 million. During the three and six months ended June 30, 2018, we sold additional 2.5 million shares of common stock under our ATM common stock offering program for gross proceeds of $305.7 million, or $124.46 per share, and received net proceeds of $300.8 million. As of June 30, 2018, we sold an aggregate of 5.2 million shares of common stock under this program for gross proceeds of $642.3 million, or $122.82 per share, and received net proceeds of $632.0 million. As of June 30, 2018, the remaining aggregate amount available under our current program for future sales of common stock was $107.7 million.

    In July 2018, we sold 703,625 shares of common stock under our ATM common stock offering program for gross proceeds of $90.0 million, or $127.91 per share, and received net proceeds of $88.7 million. As of July 30, 2018, the remaining aggregate amount available under our current program for future sales of common stock was $17.7 million.

Forward equity sales agreements

Refer to Note 12 – “Earnings per Share” to these unaudited consolidated financial statements for a discussion related to our forward equity sales agreements executed in January 2018 and March 2017.

7.00% Series D cumulative convertible preferred stock repurchases

As of June 30, 2018 and 2017, we had 3.0 million shares of our Series D Convertible Preferred Stock outstanding. During the six months ended June 30, 2017, we repurchased, in privately negotiated transactions, 501,115 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $17.9 million, or $35.79 per share. We recognized a preferred stock redemption charge of $5.8 million during the six months ended June 30, 2017, including the write-off of original issuance costs of approximately $391 thousand.

13.	Stockholders’ equity (continued)

6.45% Series E cumulative redeemable preferred stock redemption

In March 2017, we announced the redemption of our 6.45% Series E cumulative redeemable preferred stock (“Series E Redeemable Preferred Stock”) and recognized a preferred stock redemption charge of $5.5 million related to the write-off of original issuance costs. On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share, or an aggregate of $130.0 million, plus accrued dividends, using funds primarily from the proceeds of our March 2017 common stock offering.

Dividends

In June 2018, we declared cash dividends on our common stock for the three months ended June 30, 2018, aggregating $97.6 million, or $0.93 per share. Also in June 2018, we declared cash dividends on our Series D Convertible Preferred Stock for the three months ended June 30, 2018, aggregating approximately $1.3 million, or $0.4375 per share. In July 2018, we paid the cash dividends on our common stock and Series D Convertible Preferred Stock declared for the three months ended June 30, 2018.

For the six months ended June 30, 2018, our declared cash dividends on our common stock aggregated $189.6 million, or $1.83 per share, and our declared cash dividends on our Series D Convertible Preferred Stock aggregated $2.6 million, or $0.875 per share.

Accumulated other comprehensive income

Accumulated other comprehensive income attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Net Unrealized Gain (Loss) on:
	Available-for- Sale Equity Securities		Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2017	$49,771		$5,157	$(4,904)	$50,024
Amounts reclassified from other comprehensive income to retained earnings	(49,771)	(1)	—	—	(49,771)

Other comprehensive income (loss) before reclassifications	—		2,643	(3,572)	(929)
Amounts reclassified from other comprehensive income to net income	—		(1,809)	—	(1,809)
Net other comprehensive income	—		834	(3,572)	(2,738)

Balance as of June 30, 2018	$—		$5,991	$(8,476)	$(2,485)

(1)	Refer to Note 6 – “Investments” to these unaudited consolidated financial statements for additional information.

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 103.3 million shares were issued and outstanding as of June 30, 2018. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, of which 3.0 million shares were issued and outstanding as of June 30, 2018. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of June 30, 2018.

14.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned eight properties as of June 30, 2018, and are included in our unaudited consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the six months ended June 30, 2018 and 2017, our consolidated joint ventures distributed $18.4 million and $10.8 million, respectively, to our joint venture partners.

We sold partial interests in 10290 Campus Point Drive and 10300 Campus Point Drive in 2016, and 9625 Towne Centre Drive in 2017. We retained controlling interests in both joint ventures following the sales and continued to consolidate these entities; therefore, we accounted for the proceeds received as equity financing transactions. These transactions did not qualify as sales of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost basis.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities. We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in the accompanying unaudited consolidated balance sheets. Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. If the amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value. Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.

15.	Assets classified as held for sale

As of June 30, 2018, two buildings aggregating 389,018 RSF and one land parcel were classified as held for sale, none of which met the criteria for classification as discontinued operations in our consolidated financial statements. The land parcel was sold in July 2018. Refer to Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements for additional information.

The following is a summary of net assets as of June 30, 2018, and December 31, 2017, for our real estate investments that were classified as held for sale in each respective period (in thousands):

	June 30, 2018	December 31, 2017
Total assets	$41,934	$31,578
Total liabilities	(1,789)	(1,809)
Total accumulated other comprehensive income	(436)	(1,021)
Net assets classified as held for sale	$39,709	$28,748

16.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2018, and December 31, 2017, the condensed consolidating statements of income and comprehensive income for the three and six months ended June 30, 2018 and 2017, and the condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information on a consolidated basis. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of June 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$11,190,771	$—	$11,190,771
Investments in unconsolidated real estate JVs	—	—	192,972	—	192,972
Cash and cash equivalents	181,342	—	105,687	—	287,029
Restricted cash	155	—	34,657	—	34,812
Tenant receivables	—	—	8,704	—	8,704
Deferred rent	—	—	490,428	—	490,428
Deferred leasing costs	—	—	232,964	—	232,964
Investments	—	1,690	789,063	—	790,753
Investments in and advances to affiliates	11,253,161	10,066,773	205,029	(21,524,963)	—
Other assets	51,551	—	282,206	—	333,757
Total assets	$11,486,209	$10,068,463	$13,532,481	$(21,524,963)	$13,562,190
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$776,260	$—	$776,260
Unsecured senior notes payable	4,289,521	—	—	—	4,289,521
Unsecured senior line of credit	—	—	—	—	—
Unsecured senior bank term loans	548,324	—	—	—	548,324
Accounts payable, accrued expenses, and tenant security deposits	89,227	—	760,047	—	849,274
Dividends payable	98,676	—	—	—	98,676
Total liabilities	5,025,748	—	1,536,307	—	6,562,055
Redeemable noncontrolling interests	—	—	10,861	—	10,861
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	6,460,461	10,068,463	11,456,500	(21,524,963)	6,460,461
Noncontrolling interests	—	—	528,813	—	528,813
Total equity	6,460,461	10,068,463	11,985,313	(21,524,963)	6,989,274
Total liabilities, noncontrolling interests, and equity	$11,486,209	$10,068,463	$13,532,481	$(21,524,963)	$13,562,190

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$10,298,019	$—	$10,298,019
Investments in unconsolidated real estate JVs	—	—	110,618	—	110,618
Cash and cash equivalents	130,364	9	124,008	—	254,381
Restricted cash	152	—	22,653	—	22,805
Tenant receivables	—	—	10,262	—	10,262
Deferred rent	—	—	434,731	—	434,731
Deferred leasing costs	—	—	221,430	—	221,430
Investments	—	1,655	521,599	—	523,254
Investments in and advances to affiliates	9,949,861	9,030,994	183,850	(19,164,705)	—
Other assets	45,108	—	183,345	—	228,453
Total assets	$10,125,485	$9,032,658	$12,110,515	$(19,164,705)	$12,103,953
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$771,061	$—	$771,061
Unsecured senior notes payable	3,395,804	—	—	—	3,395,804
Unsecured senior line of credit	50,000	—	—	—	50,000
Unsecured senior bank term loans	547,942	—	—	—	547,942
Accounts payable, accrued expenses, and tenant security deposits	89,928	—	673,904	—	763,832
Dividends payable	92,145	—	—	—	92,145
Total liabilities	4,175,819	—	1,444,965	—	5,620,784
Redeemable noncontrolling interests	—	—	11,509	—	11,509
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	5,949,666	9,032,658	10,132,047	(19,164,705)	5,949,666
Noncontrolling interests	—	—	521,994	—	521,994
Total equity	5,949,666	9,032,658	10,654,041	(19,164,705)	6,471,660
Total liabilities, noncontrolling interests, and equity	$10,125,485	$9,032,658	$12,110,515	$(19,164,705)	$12,103,953

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended June 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$250,635	$—	$250,635
Tenant recoveries	—	—	72,159	—	72,159
Other income	4,965	—	3,112	(5,837)	2,240
Total revenues	4,965	—	325,906	(5,837)	325,034

Expenses:
Rental operations	—	—	91,908	—	91,908
General and administrative	23,001	—	5,775	(5,837)	22,939
Interest	32,139	—	5,958	—	38,097
Depreciation and amortization	1,647	—	117,205	—	118,852
Impairment on real estate	—	—	6,311	—	6,311
Total expenses	56,787	—	227,157	(5,837)	278,107

Equity in earnings of unconsolidated real estate JVs	—	—	1,090	—	1,090
Equity in earnings of affiliates	106,552	98,795	1,943	(207,290)	—
Investment (loss) income	—	(97)	12,627	—	12,530
Net income	54,730	98,698	114,409	(207,290)	60,547
Net income attributable to noncontrolling interests	—	—	(5,817)	—	(5,817)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	54,730	98,698	108,592	(207,290)	54,730
Dividends on preferred stock	(1,302)	—	—	—	(1,302)
Net income attributable to unvested restricted stock awards	(1,412)	—	—	—	(1,412)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$52,016	$98,698	$108,592	$(207,290)	$52,016

16.	Condensed consolidating financial information (continued)

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

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$495,120	$—	$495,120
Tenant recoveries	—	—	145,329	—	145,329
Other income	9,089	—	6,037	(10,402)	4,724
Total revenues	9,089	—	646,486	(10,402)	645,173

Expenses:
Rental operations	—	—	183,679	—	183,679
General and administrative	44,891	—	10,871	(10,402)	45,360
Interest	63,234	—	11,778	—	75,012
Depreciation and amortization	3,324	—	229,747	—	233,071
Impairment of real estate	—	—	6,311	—	6,311
Loss on early extinguishment of debt	—	—	—	—	—
Total expenses	111,449	—	442,386	(10,402)	543,433

Equity in earnings of unconsolidated real estate JVs	—	—	2,234	—	2,234
Equity in earnings of affiliates	292,720	197,677	3,897	(494,294)	—
Investment income	—	376	97,715	—	98,091
Net income	190,360	198,053	307,946	(494,294)	202,065
Net income attributable to noncontrolling interests	—	—	(11,705)	—	(11,705)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	190,360	198,053	296,241	(494,294)	190,360
Dividends on preferred stock	(2,604)	—	—	—	(2,604)
Net income attributable to unvested restricted stock awards	(2,765)	—	—	—	(2,765)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$184,991	$198,053	$296,241	$(494,294)	$184,991

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$419,135	$—	$419,135
Tenant recoveries	—	—	121,816	—	121,816
Other income	8,107	12	4,463	(9,597)	2,985
Total revenues	8,107	12	545,414	(9,597)	543,936

Expenses:
Rental operations	—	—	154,067	—	154,067
General and administrative	38,674	—	9,386	(9,597)	38,463
Interest	48,949	—	12,583	—	61,532
Depreciation and amortization	3,430	—	197,851	—	201,281
Impairment of real estate	—	—	203	—	203
Loss of early extinguishment of debt	670	—	—	—	670
Total expenses	91,723	—	374,090	(9,597)	456,216

Equity in earnings of unconsolidated real estate JVs	—	—	950	—	950
Equity in earnings of affiliates	159,548	153,445	2,992	(315,985)	—
Gain on sales of real estate – rental properties	—	—	270	—	270
Gain on sales of real estate – land parcels	—	—	111	—	111
Net income	75,932	153,457	175,647	(315,985)	89,051
Net income attributable to noncontrolling interests	—	—	(13,119)	—	(13,119)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	75,932	153,457	162,528	(315,985)	75,932
Dividends on preferred stock	(5,062)	—	—	—	(5,062)
Preferred stock redemption charge	(11,279)	—	—	—	(11,279)
Net income attributable to unvested restricted stock awards	(2,300)	—	—	—	(2,300)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$57,291	$153,457	$162,528	$(315,985)	$57,291

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended June 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$54,730	$98,698	$114,409	$(207,290)	$60,547
Other comprehensive (loss) income
Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge gains arising during the period	661	—	—	—	661
Reclassification adjustment for amortization of interest income included in net income	(1,131)	—	—	—	(1,131)
Unrealized losses on interest rate hedge agreements, net	(470)	—	—	—	(470)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	—	—	(3,243)	—	(3,243)
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	—	—	—
Unrealized losses on foreign currency translation, net	—	—	(3,243)	—	(3,243)

Total other comprehensive loss	(470)	—	(3,243)	—	(3,713)
Comprehensive income	54,260	98,698	111,166	(207,290)	56,834
Less: comprehensive income attributable to noncontrolling interests	—	—	(5,817)	—	(5,817)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$54,260	$98,698	$105,349	$(207,290)	$51,017

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended June 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$34,221	$70,598	$81,711	$(145,034)	$41,496
Other comprehensive income
Unrealized losses on available-for-sale equity securities:
Unrealized holding losses arising during the period	—	(1)	(4,024)	—	(4,025)
Reclassification adjustment for losses included in net income	—	1	2,348	—	2,349
Unrealized losses on available-for-sale equity securities, net	—	—	(1,676)	—	(1,676)

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(411)	—	(139)	—	(550)
Reclassification adjustment for amortization of interest expense included in net income	705	—	2	—	707
Unrealized gains (losses) on interest rate hedge agreements, net	294	—	(137)	—	157

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	2,744	—	2,744
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	—	—	—
Unrealized gains on foreign currency translation, net	—	—	2,744	—	2,744

Total other comprehensive income	294	—	931	—	1,225
Comprehensive income	34,515	70,598	82,642	(145,034)	42,721
Less: comprehensive income attributable to noncontrolling interests	—	—	(7,283)	—	(7,283)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$34,515	$70,598	$75,359	$(145,034)	$35,438

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Six Months Ended June 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$190,360	$198,053	$307,946	$(494,294)	$202,065
Other comprehensive income (loss)
Unrealized gains on interest rate hedge agreements:
Unrealized interest rate hedge gains arising during the period	2,643	—	—	—	2,643
Reclassification adjustment for amortization of interest income included in net income	(1,809)	—	—	—	(1,809)
Unrealized gains on interest rate hedge agreements, net	834	—	—	—	834

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	—	—	(3,572)	—	(3,572)
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	—	—	—
Unrealized losses on foreign currency translation, net	—	—	(3,572)	—	(3,572)

Total other comprehensive income (loss)	834	—	(3,572)	—	(2,738)
Comprehensive income	191,194	198,053	304,374	(494,294)	199,327
Less: comprehensive income attributable to noncontrolling interests	—	—	(11,705)	—	(11,705)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$191,194	$198,053	$292,669	$(494,294)	$187,622

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Six Months Ended June 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$75,932	$153,457	$175,647	$(315,985)	$89,051
Other comprehensive income (loss)
Unrealized (losses) gains on available-for-sale equity securities:
Unrealized holding (losses) gains arising during the period	—	(45)	6,441	—	6,396
Reclassification adjustment for losses included in net income	—	4	2,478	—	2,482
Unrealized (losses) gains on available-for-sale equity securities, net	—	(41)	8,919	—	8,878

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	888	—	(221)	—	667
Reclassification adjustment for amortization of interest expense included in net income	1,609	—	3	—	1,612
Unrealized gains (losses) on interest rate hedge agreements, net	2,497	—	(218)	—	2,279

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	3,756	—	3,756
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	2,421	—	2,421
Unrealized gains on foreign currency translation, net	—	—	6,177	—	6,177

Total other comprehensive income (loss)	2,497	(41)	14,878	—	17,334
Comprehensive income	78,429	153,416	190,525	(315,985)	106,385
Less: comprehensive income attributable to noncontrolling interests	—	—	(13,131)	—	(13,131)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$78,429	$153,416	$177,394	$(315,985)	$93,254

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months Ended June 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$190,360	$198,053	$307,946	$(494,294)	$202,065
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,324	—	229,747	—	233,071
Impairment of real estate	—	—	6,311	—	6,311
Equity in earnings of unconsolidated real estate JVs	—	—	(2,234)	—	(2,234)
Distributions of earnings from unconsolidated real estate JVs	—	—	287	—	287
Amortization of loan fees	4,260	—	876	—	5,136
Amortization of debt discounts (premiums)	378	—	(1,559)	—	(1,181)
Amortization of acquired below-market leases	—	—	(11,368)	—	(11,368)
Deferred rent	—	—	(55,890)	—	(55,890)
Stock compensation expense	15,223	—	—	—	15,223
Equity in earnings of affiliates	(292,720)	(197,677)	(3,897)	494,294	—
Investment income	43	(375)	(97,759)	—	(98,091)
Changes in operating assets and liabilities:
Tenant receivables	—	—	1,552	—	1,552
Deferred leasing costs	—	—	(29,705)	—	(29,705)
Other assets	(10,894)	—	(4,161)	—	(15,055)
Accounts payable, accrued expenses, and tenant security deposits	(726)	(2)	8,848	—	8,120
Net cash (used in) provided by operating activities	(90,752)	(1)	348,994	—	258,241

Investing Activities
Additions to real estate	—	—	(431,225)	—	(431,225)
Purchases of real estate	—	—	(688,698)	—	(688,698)
Deposits for investing activities	—	—	5,500	—	5,500
Investments in subsidiaries	(1,010,580)	(838,102)	(17,282)	1,865,964	—
Acquisitions of interests in unconsolidated real estate JVs	—	—	(35,922)	—	(35,922)
Investments in unconsolidated real estate JVs	—	—	(44,486)	—	(44,486)
Additions to investments	—	—	(118,775)	—	(118,775)
Sales of investments	—	377	44,330	—	44,707
Net cash used in investing activities	$(1,010,580)	$(837,725)	$(1,286,558)	$1,865,964	$(1,268,899)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$9,044	$—	$9,044
Repayments of borrowings from secured notes payable	—	—	(3,162)	—	(3,162)
Proceeds from issuance of unsecured senior notes payable	899,321	—	—	—	899,321
Borrowings from unsecured senior line of credit	2,469,000	—	—	—	2,469,000
Repayments of borrowings from unsecured senior line of credit	(2,519,000)	—	—	—	(2,519,000)
Transfers to/from parent company	96,432	837,717	931,815	(1,865,964)	—
Payment of loan fees	(8,003)	—	—	—	(8,003)
Proceeds from the issuance of common stock	400,207	—	—	—	400,207
Dividends on common stock	(183,040)	—	—	—	(183,040)
Dividends on preferred stock	(2,604)	—	—	—	(2,604)
Contributions from noncontrolling interests	—	—	14,564	—	14,564
Distributions to and purchases of noncontrolling interests	—	—	(19,841)	—	(19,841)
Net cash provided by financing activities	1,152,313	837,717	932,420	(1,865,964)	1,056,486

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,173)	—	(1,173)

Net increase (decrease) in cash, cash equivalents, and restricted cash	50,981	(9)	(6,317)	—	44,655
Cash, cash equivalents, and restricted cash as of the beginning of period	130,516	9	146,661	—	277,186
Cash, cash equivalents, and restricted cash as of the end of period	$181,497	$—	$140,344	$—	$321,841

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$56,392	$—	$12,493	$—	$68,885

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$48,074	$—	$48,074

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Six Months Ended June 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$75,932	$153,457	$175,647	$(315,985)	$89,051
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,430	—	197,851	—	201,281
Loss on early extinguishment of debt	670	—	—	—	670
Gain on sales of real estate – rental properties	—	—	(270)	—	(270)
Impairment of real estate	—	—	203	—	203
Gain on sales of real estate – land parcels	—	—	(111)	—	(111)
Equity in losses of unconsolidated real estate JVs	—	—	(950)	—	(950)
Distributions of earnings from unconsolidated real estate JVs	—	—	249	—	249
Amortization of loan fees	3,774	—	1,964	—	5,738
Amortization of debt discounts (premiums)	290	—	(1,511)	—	(1,221)
Amortization of acquired below-market leases	—	—	(10,363)	—	(10,363)
Deferred rent	—	—	(53,497)	—	(53,497)
Stock compensation expense	10,756	—	—	—	10,756
Equity in earnings of affiliates	(159,548)	(153,445)	(2,992)	315,985	—
Investment income	—	(5)	(957)	—	(962)
Changes in operating assets and liabilities:
Tenant receivables	—	—	1,354	—	1,354
Deferred leasing costs	—	—	(26,811)	—	(26,811)
Other assets	(8,947)	—	4,293	—	(4,654)
Accounts payable, accrued expenses, and tenant security deposits	(7,109)	(12)	20,404	—	13,283
Net cash (used in) provided by operating activities	(80,752)	(5)	304,503	—	223,746

Investing Activities
Proceeds from sales of real estate	—	—	3,528	—	3,528
Additions to real estate	—	—	(436,377)	—	(436,377)
Purchases of real estate	—	—	(480,543)	—	(480,543)
Deposits for investing activities	—	—	450	—	450
Investments in subsidiaries	(573,334)	(464,024)	(9,565)	1,046,923	—
Investments in unconsolidated real estate JVs	—	—	(163)	—	(163)
Additions to investments	—	—	(81,192)	—	(81,192)
Sales of investments	—	204	12,373	—	12,577
Net cash used in investing activities	$(573,334)	$(463,820)	$(991,489)	$1,046,923	$(981,720)

16.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$117,666	$—	$117,666
Repayments of borrowings from secured notes payable	—	—	(1,677)	—	(1,677)
Proceeds from issuance of unsecured senior notes payable	424,384	—	—	—	424,384
Borrowings from unsecured senior line of credit	2,069,000	—	—	—	2,069,000
Repayments of borrowings from unsecured senior line of credit	(1,797,000)	—	—	—	(1,797,000)
Repayments of borrowings from unsecured bank term loans	(200,000)	—	—	—	(200,000)
Transfers to/from parent company	21,995	463,825	561,103	(1,046,923)	—
Payment of loan fees	(3,957)	—	(387)	—	(4,344)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(17,934)	—	—	—	(17,934)
Redemption of 6.45% Series E cumulative redeemable preferred stock	(130,350)	—	—	—	(130,350)
Proceeds from the issuance of common stock	459,607	—	—	—	459,607
Dividends on common stock	(149,296)	—	—	—	(149,296)
Dividends on preferred stock	(7,015)	—	—	—	(7,015)
Contributions from noncontrolling interests	—	—	8,505	—	8,505
Distributions to and purchases of noncontrolling interests	—	—	(10,791)	—	(10,791)
Net cash provided by financing activities	669,434	463,825	674,419	(1,046,923)	760,755

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	732	—	732

Net increase (decrease) in cash, cash equivalents, and restricted cash	15,348	—	(11,835)	—	3,513
Cash, cash equivalents, and restricted cash as of the beginning of period	30,705	—	110,661	—	141,366
Cash, cash equivalents, and restricted cash as of the end of period	$46,053	$—	$98,826	$—	$144,879

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$41,598	$—	$12,212	$—	$53,810

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$(25,138)	$—	$(25,138)
Contribution of real estate to an unconsolidated real estate JV	$—	$—	$6,998	$—	$6,998

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information and statements included in this quarterly report on Form 10‑Q, including, without limitation, statements containing the words “forecast,” “guidance,” “projects,” “estimates,” “anticipates,” “goals,” “believes,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” or “will,” or the negative of those words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

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

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10‑K for the fiscal year ended December 31, 2017. Readers of this quarterly report on Form 10‑Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

In addition, on December 22, 2017, the U.S. President signed a tax reform bill commonly referred to as the Tax Cuts and Jobs Act into law. The tax reform legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing effects on different categories of taxpayers and industries. The legislation is unclear in many respects and will require clarification and interpretation by the U.S. Treasury Department and the IRS in the form of amendments, technical corrections, regulations, or other forms of guidance, any of which could lessen or increase the effect of the legislation on us or our stockholders. The outcome of this legislation on state and local tax authorities, and the response by such authorities, is also unclear. We will continue to monitor changes made to, or as a result of, the federal tax law and its potential effect on us.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT uniquely focused on collaborative life science and technology campuses in AAA innovation cluster locations with a total market capitalization of $18.8 billion and an asset base in North America of 32.0 million SF as of June 30, 2018. The asset base in North America includes 21.5 million RSF of operating properties and 3.5 million RSF of development and redevelopment of new Class A properties currently undergoing construction and pre-construction activities with target delivery dates ranging from 2018 through 2020. Additionally, the asset base in North America includes 7.0 million SF of intermediate-term and future development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. We have a longstanding and proven track record of developing Class A properties clustered in urban life science and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science and technology companies through our venture capital arm. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of June 30, 2018:

•	Investment-grade or large cap tenants with a market capitalization or private valuation greater than $10 billion represented 55% of our total annual rental revenue;

•
Approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, repairs and maintenance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent;

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

Executive summary

Increased common stock dividend

Common stock dividend for the three months ended June 30, 2018, of $0.93 per common share, up 7 cents, or 8.1%, over the three months ended June 30, 2017; represents the continuation of our strategy to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

Strong internal growth

•	Total revenues:

•	$325.0 million, up 19.0%, for the three months ended June 30, 2018, compared to $273.1 million for the three months ended June 30, 2017

•	$645.2 million, up 18.6%, for the six months ended June 30, 2018, compared to $543.9 million for the six months ended June 30, 2017

•
Net operating income (cash basis) of $818.7 million for the three months ended June 30, 2018, annualized, up $60.4 million, or 8.0%, compared to the three months ended March 31, 2018, annualized, and up $125.5 million, or 18.1%, compared to the three months ended December 31, 2017, annualized.

•	Same property net operating income growth:

•	4.1% and 6.3% (cash basis) for the three months ended June 30, 2018, compared to the three months ended June 30, 2017

•	4.1% and 10.3% (cash basis) for the six months ended June 30, 2018, compared to the six months ended June 30, 2017
•Continued solid leasing activity and strong rental rate growth, in light of modest contractual lease expirations at the beginning of 2018, and a highly leased value-creation pipeline:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Total leasing activity – RSF	985,996	2,467,160
Lease renewals and re-leasing of space:
Rental rate increases	24.0%	21.5%
Rental rate increases (cash basis)	12.8%	13.8%
RSF (included in total leasing activity above)	727,265	961,813

•Key leases executed during the three months ended June 30, 2018 (included in total leasing activity above):

Property	Submarket	RSF		Tenant
215 First Street	Cambridge	152,157	(1)	Sarepta Therapeutics, Inc.
960 Industrial Road	Greater Stanford	110,000	(2)	Joby Aero, Inc.
1201 Eastlake Avenue East	Lake Union	106,106	(3)	Fred Hutchinson Cancer Research Center
Alexandria Center® at One Kendall Square	Cambridge	69,512	(4)	Ipsen Bioscience, Inc.
950 Wind River Lane	Gaithersburg	50,000		AstraZeneca PLC

(1)	Includes 121,476 RSF renewed/re-leased at rental rate increases of 53% and 36% (cash basis) and expansion of 30,681 RSF. 88,459 RSF represents early renewal of a lease expiration in January 2021.

(2)	Represents short-term lease for 110,000 RSF. The property also includes an additional 423,000 RSF undergoing entitlements for future development in one or two phases.

(3)	Re-leasing of space with a lease expiration in May 2019 at a rental rate increase of 35%.

(4)	Re-leasing of space with a lease expiration in June 2019 at rental rate increases of 16% and 49% (cash).

Strong external growth; disciplined allocation of capital to visible, multiyear, highly leased value-creation pipeline

•	Highly leased value-creation pipeline with deliveries targeted for 2018 and 2019:

				Unlevered Yields
Target Delivery			Property Leased %	Initial Stabilized	Initial Stabilized (Cash)
2018	501,325	RSF	75%	7.5%	7.0%
2019	2,110,831	RSF	86%	7.3%	6.7%
	2,612,156	RSF	84%	7.3%	6.8%

•
Includes the commencement during the three months ended June 30, 2018, of vertical construction of a ground-up development project aggregating 205,000 RSF, 12% leased and 12% negotiating, at 1818 Fairview Avenue East in our Lake Union submarket.

•	New Class A development and redevelopment properties recently placed into service:

•	1.6 million RSF placed into service during the last 12 months with average yields of 7.6% and 7.1% (cash).

Recent and future growth in net operating income (cash basis) driven by recently delivered projects:

•
Significant near-term contractual growth in annual cash rents of $44 million related to initial free rent granted on development and redevelopment projects recently placed into service (and no longer included in our value-creation pipeline) that are currently generating rental revenue.

Completed strategic acquisitions

Refer to “Acquisitions” under the “Investments in Real Estate” section within this Item 2 of this report for information on our opportunistic acquisitions that are completed or under contract.

Operating results

On January 1, 2018, we adopted a new accounting standard which requires us, on a prospective basis, to generally present our equity investments at fair value with changes in fair value reflected in earnings. During the three and six months ended June 30, 2018, we recognized unrealized gains from changes in fair value of our equity investments aggregating $5.1 million and $77.3 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$52.0	$31.6	$185.0	$57.3
Per share	$0.51	$0.35	$1.83	$0.64
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$167.9	$136.2	$330.4	$266.7
Per share	$1.64	$1.50	$3.27	$2.98

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items at the beginning of the “Results of Operations” section within this Item 2 for additional information.

Core operating metrics as of or for the quarter ended June 30, 2018

High-quality revenues and cash flows and operational excellence

•	Percentage of annual rental revenue in effect from:

•	Investment-grade or large cap tenants: 55%

•	Class A properties in AAA locations: 78%

•	Occupancy of operating properties in North America: 97.1%

•	Operating margin: 72%

•	Adjusted EBITDA margin: 69%

•	Weighted-average remaining lease term:

•	Total tenants: 8.6 years

•	Top 20 tenants: 12.8 years

•	See “Strong Internal Growth” in the above section for information on our total revenues, same property net operating income growth, leasing activity, and rental rate growth.

Balance sheet management

Key metrics

•	$18.8 billion of total market capitalization as of June 30, 2018

•	$2.9 billion of liquidity as of June 30, 2018

	Three Months Ended June 30, 2018		Fourth Quarter of 2018 Goal
	Quarter Annualized	Trailing 12 Months
Net debt to Adjusted EBITDA	5.8x	6.2x	Less than 5.5x
Fixed-charge coverage ratio	4.3x	4.3x	Greater than 4.0x
Unhedged variable-rate debt as a percentage of total debt	5%	N/A	Less than 5%
Current and future value-creation pipeline as a percentage of gross investments in real estate in North America	10%	N/A	8% to 12%

Key capital events

•	In June 2018, we completed an offering of $900.0 million of unsecured senior notes for net proceeds of $891.4 million. The unsecured senior notes consisted of:

•
$450.0 million of 4.00% unsecured senior notes, due in 2024. The net proceeds will be used to fund certain eligible green development and redevelopment projects that have received or are expected to receive LEED® Gold or Platinum certification.

•	$450.0 million of 4.70% unsecured senior notes, due in 2030.

•
During the three months ended June 30, 2018, we sold 2.5 million shares of common stock under our ATM common stock offering program for $124.46 per share and received net proceeds of $300.8 million. In July 2018, we sold 703,625 shares of common stock under our ATM common stock offering program for $127.91 per share and received net proceeds of $88.7 million. As of July 30, 2018, we had $17.7 million available for future sales under the ATM program. We expect to file a new ATM program in the next few quarters.

•
In April 2018, our unconsolidated real estate joint venture at Menlo Gateway in our Greater Stanford submarket closed a secured note payable, with commitments available for borrowing of $157.3 million for the development of Phase II of the project. The loan matures on May 1, 2035, and bears interest at a fixed rate of 4.53%.

•
In July 2018, we repaid $150.0 million of the outstanding balance of one secured construction loan. In connection with the partial repayment of the secured construction loan, we recognized a loss on early extinguishment of debt of $299 thousand related to the write-off of unamortized loan fees.

Corporate responsibility and industry leadership

•	Nareit CARE Gold Award winner

◦
2018 recipient of the Nareit Gold Investor CARE (Communications and Reporting Excellence) Award in the Large Cap Equity REIT category as the best-in-class REIT that delivers transparency, quality, and efficient communications and reporting to the investment community, which is our third Nareit Gold Investor CARE Award (2015, 2016, and 2018).

•
50% of annual rental revenue is expected from LEED-certified projects upon completion of 10 in-process projects. In April 2018, 100 Binney Street in our Cambridge submarket received LEED Gold® certification, demonstrating our commitment to sustainability.

•
In May 2018, Joel S. Marcus, executive chairman and founder, served as a keynote speaker at the Research Triangle Regional Partnership’s 2018 State of the Region. The event highlighted how the region can facilitate economic growth and infrastructural improvements to prepare for more diversified expansion in the future.

•
In June 2018, Joel S. Marcus was appointed to the Emily Krzyzewski Center board of directors. The Center serves as a college access hub propelling academically focused, low-income K-12 students and graduates toward success in college.

•
In June 2018, Circulate San Diego awarded 9880 Campus Point Drive in our University Town Center submarket the Circulate Mobility Certification, formerly known as the MOVE Alliance Certification. The certification is awarded for transit-oriented, smart growth projects in the San Diego region.

•
In June 2018, we released our inaugural 2017 Corporate Responsibility Report that highlights our continual efforts to make a positive, meaningful and purposeful impact on the health, safety and well-being of our tenants, stockholders and employees, as well as on the communities in which we live and work.

Operating summary

Favorable Lease Structure(1)		Same Property Net Operating Income Growth

Stable cash flows
Percentage of triple net leases	97%
Increasing cash flows
Percentage of leases containing annual rent escalations	96%
Lower capex burden
Percentage of leases providing for the recapture of capital expenditures	95%

Margins(2)		Rental Rate Growth: Renewed/Re-Leased Space

Adjusted EBITDA	Operating
69%	72%

(1)	Percentages calculated based on RSF as of June 30, 2018.

(2)	Represents percentages for the three months ended June 30, 2018.

Cash Flows from High-Quality, Diverse, and Innovative Tenants

Annual Rental Revenue(1) from Investment-Grade or Large Cap Tenants A REIT Industry-Leading Tenant Roster

55%

Tenant Mix

Public Biotechnology
25%
Life Science Product, Service, and Device
18%
Private Biotechnology
9%
Technology
(73% from Leading Technology Entities[(2)])
10%
Other
4%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
11%
Multinational Pharmaceutical
23%

Percentage of ARE’s Annual Rental Revenue(1)

(1)	Represents annual rental revenue in effect as of June 30, 2018.

(2)	Leading Technology Entities are technology companies with an investment-grade credit rating, or a 12-month average reported market capitalization or private valuation greater than $10 billion.

High-Quality Cash Flows from Class A Properties in AAA Locations

Class A Properties in AAA Locations	AAA Locations

San Francisco
23%
New York City
6%
San Diego
16%
Seattle
6%
Maryland
6%
Research Triangle Park
3%
Other Markets
2%
Greater Boston
38%

78%
of ARE’s Annual Rental Revenue(1)
Percentage of ARE’s Annual Rental Revenue(1)

Solid Demand for Class A Properties in AAA Locations Drives Solid Occupancy

Solid Historical Occupancy(2)	Occupancy across Key Locations

97.1%
97.2%
99.8%
100.0%
95.8%
97.2%
95.7%
96.5%
North America
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle Park

96%
Over 10 Years
Occupancy of Operating Properties as of June 30, 2018

(1)	Represents annual rental revenue in effect as of June 30, 2018.

(2)	Average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of June 30, 2018.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended			Six Months Ended				Year Ended
	June 30, 2018			June 30, 2018				December 31, 2017
	Including Straight-Line Rent	Cash Basis		Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	24.0%	12.8%	(2)	21.5%		13.8%	(2)	25.1%	12.7%
New rates	$48.88	$47.29		$49.21		$47.64		$51.05	$47.99
Expiring rates	$39.43	$41.92		$40.49		$41.85		$40.80	$42.60
Rentable square footage	727,265			961,813				2,525,099
Tenant improvements/leasing commissions	$13.60			$14.06				$18.74
Weighted-average lease term	5.7 years			5.3 years				6.2 years

Developed/redeveloped/previously vacant space leased
New rates	$48.48	$46.75		$68.12		$56.69		$47.56	$42.93
Rentable square footage	258,731			1,505,347				2,044,083
Tenant improvements/leasing commissions	$20.72			$12.82				$9.83
Weighted-average lease term	6.0 years			13.7 years				10.1 years

Leasing activity summary (totals):
New rates	$48.78	$47.15		$60.75		$53.16		$49.49	$45.72
Rentable square footage	985,996			2,467,160	(3)			4,569,182
Tenant improvements/leasing commissions	$15.47			$13.30				$14.75
Weighted-average lease term	5.8 years			10.4 years				7.9 years

Lease expirations:(1)
Expiring rates	$39.73	$42.00		$40.87		$42.69		$39.99	$41.71
Rentable square footage	786,580			1,326,613				2,919,259

Leasing activity includes 100% of results for properties in which we have an investment in North America. Refer to the “Non-GAAP Measures” section within this Item 2 for a description of the basis used to compute the measures above.

(1)	Excludes 19 month-to-month leases aggregating 23,830 RSF and 25 month-to-month leases aggregating 37,006 RSF as of June 30, 2018 and December 31, 2017, respectively.

(2)
Includes rental rate increases related to the early re-leasing and re-tenanting of space subject to significantly below-market leases at our Alexandria Center® at One Kendall Square campus in our Cambridge submarket. Since our acquisition of the campus during the three months ended December 31, 2016, we have re-leased and renewed approximately 280,000 RSF of below-market space, or three times the volume we initially forecasted to be executed through the three months ended June 30, 2018, at rental rate (cash basis) increases of approximately 26%. In addition, as of June 30, 2018, there was approximately 78,586 RSF of temporary vacancy at the campus, of which 68% is committed under a lease, in lease negotiations, or identified as the location for our Alexandria Launchlabs®.

(3)
During the six months ended June 30, 2018, we granted tenant concessions/free rent averaging 2.0 months with respect to the 2,467,160 RSF leased. Approximately 61% of the leases executed during the six months ended June 30, 2018, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of
June 30, 2018:

Year	Number of Leases	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2018 (2)	40	617,160	3.0%	$47.21	2.9%
2019	92	1,307,904	6.3%	$40.83	5.4%
2020	114	1,873,964	9.0%	$37.61	7.1%
2021	96	1,731,707	8.3%	$41.09	7.2%
2022	91	1,605,142	7.7%	$44.45	7.2%
2023	70	2,081,217	10.0%	$42.75	9.0%
2024	36	1,608,601	7.7%	$47.66	7.7%
2025	33	1,096,663	5.3%	$48.66	5.4%
2026	21	841,214	4.0%	$44.66	3.8%
2027	26	1,968,087	9.4%	$44.16	8.8%
Thereafter	54	6,152,830	29.3%	$57.00	35.5%

(1)	Represents amounts in effect as of June 30, 2018.

(2)	Excludes 19 month-to-month leases for 23,830 RSF as of June 30, 2018.

The following tables present information by market with respect to our lease expirations in North America as of June 30, 2018, for the remainder of 2018 and all of 2019:

	2018 Contractual Lease Expirations						Annual Rental Revenue (per RSF)(2)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases	Total (1)
Market
Greater Boston	12,839	57,110	—		23,361	93,310	$61.62
San Francisco	—	3,412	126,971	(3)	9,122	139,505	48.77
New York City	11,790	24,443	—		35,985	72,218	108.87
San Diego	—	17,767	44,034	(4)	122,641	184,442	32.30
Seattle	—	—	—		—	—	—
Maryland	—	2,618	—		19,464	22,082	15.70
Research Triangle Park	—	23,566	—		15,214	38,780	23.45
Canada	31,006	—	—		23,959	54,965	19.75
Non-cluster markets	—	7,721	—		4,137	11,858	26.43
Total	55,635	136,637	171,005		253,883	617,160	$47.21
Percentage of expiring leases	9%	22%	28%		41%	100%

	2019 Contractual Lease Expirations						Annual Rental Revenue (per RSF)(2)
	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases	Total
Market
Greater Boston	92,800	4,321	—		249,209	346,330	$51.14
San Francisco	15,669	4,111	—		198,784	218,564	42.12
New York City	—	—	—		7,900	7,900	114.95
San Diego	72,181	—	—		202,302	274,483	33.08
Seattle	106,003	75,545	—		42,137	223,685	43.88
Maryland	—	60,710	—		72,606	133,316	28.25
Research Triangle Park	—	—	—		44,448	44,448	21.33
Canada	—	—	—		—	—	—
Non-cluster markets	—	—	—		59,178	59,178	33.34
Total	286,653	144,687	—		876,564	1,307,904	$40.83
Percentage of expiring leases	22%	11%	—%		67%	100%

(1)	Excludes 19 month-to-month leases for 23,830 RSF as of June 30, 2018.

(2)	Represents amounts in effect as of June 30, 2018.

(3)
Relates to 126,971 RSF of office space targeted for redevelopment into office/laboratory space upon expiration of the existing lease at the end of the third quarter of 2018, at 681 Gateway Boulevard in our South San Francisco submarket, of which 60,963 RSF, or 48%, is pre-leased to another tenant. Concurrent with our redevelopment, we anticipate expanding 681 Gateway Boulevard by an additional 15,000 RSF to 30,000 RSF and expect initial occupancy in 2019.

(4)	Relates to 44,034 RSF at 4110 Campus Point Court in our University Town Center submarket, a property that was acquired during the fourth quarter of 2017.

Top 20 tenants

83% of Top 20 Annual Rental Revenue from Investment-Grade or Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.5% of our annual rental revenue in effect as of June 30, 2018. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of June 30, 2018 (dollars in thousands, except market cap/private valuation):

		Remaining Lease Term in Years (1)		Aggregate RSF	Annual Rental Revenue (1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Market Cap(2) (in billions)	Private Valuation(2)(3) (in billions)

	Tenant						Moody’s	S&P
1	Illumina, Inc.	12.1		891,495	$34,876	3.5%	—	BBB	$32.4	N/A
2	Takeda Pharmaceutical Company Ltd.	11.8		386,111	30,614	3.1	A2	A-	$39.7	N/A
3	Bristol-Myers Squibb Company	9.6		475,661	30,559	3.1	A2	A+	$98.0	N/A
4	Sanofi	9.6		494,693	29,787	3.0	A1	AA	$110.4	N/A
5	Eli Lilly and Company	11.4		467,521	29,203	2.9	A2	AA-	$91.0	N/A
6	Celgene Corporation	7.9		614,082	29,183	2.9	Baa2	BBB+	$84.2	N/A
7	Novartis AG	8.6		361,180	27,732	2.8	Aa3	AA-	$191.2	N/A
8	Uber Technologies, Inc.	74.4	(4)	422,980	22,173	2.2	—	—	N/A	$67.1
9	New York University	12.2		209,224	20,718	2.1	Aa2	AA-	N/A	N/A
10	bluebird bio, Inc.	8.6		262,261	20,095	2.0	—	—	$7.2	N/A
11	Moderna Therapeutics, Inc.	10.4		356,975	19,857	2.0	—	—	N/A	$7.9
12	Stripe, Inc.	9.3		295,333	17,822	1.8	—	—	N/A	$9.2
13	Roche	2.8		343,861	17,597	1.8	Aa3	AA	$207.2	N/A
14	Amgen Inc.	5.8		407,369	16,838	1.7	Baa1	A	$124.8	N/A
15	Massachusetts Institute of Technology	7.0		256,126	16,729	1.7	Aaa	AAA	N/A	N/A
16	United States Government	7.1		264,358	15,073	1.5	Aaa	AA+	N/A	N/A
17	Facebook, Inc.	11.6		382,883	14,588	1.5	—	—	$494.7	N/A
18	FibroGen, Inc.	5.4		234,249	14,198	1.4	—	—	$3.9	N/A
19	Biogen Inc.	10.3		305,212	13,278	1.3	Baa1	A-	$62.1	N/A
20	Pinterest, Inc.	14.7		148,146	12,114	1.2	—	—	N/A	$11.3
	Total/weighted average	12.8	(4)	7,579,720	$433,034	43.5%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)
Based on percentage of aggregate annual rental revenue in effect as of June 30, 2018. Refer to the “Non-GAAP Measures” section within this Item 2 for our methodologies on annual rental revenue for unconsolidated properties and investment-grade or large cap tenants, respectively.

(2)	12-month average reported market capitalization or private valuation as of June 30, 2018.

(3)
Private valuation provided by PitchBook Data, Inc., a comprehensive database that provides data on private capital markets, which represents an estimate of the company’s valuation following its most recently completed equity financing. Uber Technologies, Inc. completed a Series G financing in January 2018, Moderna Therapeutics, Inc. completed a Series H financing in May 2018, Stripe, Inc. completed a Series D financing in November 2016, and Pinterest, Inc. completed a Series H financing in June 2017.

(4)
Represents a ground lease with Uber Technologies, Inc. at 1455 and 1515 Third Street in our Mission Bay/SoMa submarket. Excluding the ground lease, the weighted-average remaining lease term for our top 20 tenants is 9.5 years as of June 30, 2018.

Locations of properties

The locations of our properties are diversified among a number of life science and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of June 30, 2018, in North America of our properties by market (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	6,438,030	164,000	31,858	6,633,888	28%	55	$376,114	38%	$61.38
San Francisco	4,644,847	1,627,088	48,547	6,320,482	26	44	226,095	23	50.69
New York City	727,674	—	—	727,674	3	2	63,380	6	87.10
San Diego	4,349,106	—	163,648	4,512,754	19	56	161,989	16	38.88
Seattle	1,235,055	205,000	—	1,440,055	6	13	57,777	6	48.14
Maryland	2,461,932	—	103,225	2,565,157	11	37	64,884	6	27.64
Research Triangle Park	1,076,907	—	141,819	1,218,726	5	16	27,056	3	26.04
Canada	256,967	—	—	256,967	1	3	6,767	1	26.72
Non-cluster markets	277,404	—	—	277,404	1	7	6,227	1	28.83
Properties held for sale	54,874	—	—	54,874	—	1	997	—	—
North America	21,522,796	1,996,088	489,097	24,007,981	100%	234	$991,286	100%	$48.22
		2,485,185

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets as of the following dates:

	Operating Properties			Operating and Redevelopment Properties
Market	6/30/18	3/31/18	6/30/17	6/30/18	3/31/18	6/30/17
Greater Boston	97.2%	95.7%	96.2%	96.7%	95.2%	96.2%
San Francisco	99.8	99.9	99.6	98.8	98.9	99.6
New York City	100.0	100.0	99.3	100.0	100.0	99.3
San Diego	95.8	95.2	91.7	92.3	91.7	88.0
Seattle	97.2	96.6	97.2	97.2	96.6	97.2
Maryland	95.7	95.7	93.0	91.9	91.2	93.0
Research Triangle Park	96.5	96.8	95.9	85.3	82.9	82.1
Subtotal	97.4	96.8	95.7	95.2	94.4	94.0
Canada	98.6	99.6	99.2	98.6	99.6	99.2
Non-cluster markets	77.9	78.9	88.4	77.9	78.9	88.4
North America	97.1%	96.6%	95.7%	95.0%	94.3%	94.0%

Refer to the “Non-GAAP Measures” section within this Item 2 for additional information.

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in collaborative life science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset values. Our pre-construction activities are undertaken in order to get the property ready for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.

Investments in real estate (continued)

Our investments in real estate consisted of the following as of June 30, 2018 (dollars in thousands):

	Investments in Real Estate	Square Feet
		Operating	Construction	Pre-Construction	Intermediate-Term & Future Projects	Total

Investments in real estate:
Rental properties:
Consolidated	$11,882,062	21,038,347	—	—	—	21,038,347
Unconsolidated(1)	N/A	484,449	—	—	—	484,449
	11,882,062	21,522,796	—	—	—	21,522,796

New Class A development and redevelopment properties:
2018 deliveries	214,560	—	501,325	—	—	501,325
2019 deliveries
Consolidated	352,871	—	810,921	126,971	—	937,892
Unconsolidated(1)	N/A	—	1,172,939	—	—	1,172,939
2019 deliveries	352,871	—	1,983,860	126,971	—	2,110,831
2018 and 2019 deliveries	567,431	—	2,485,185	126,971	—	2,612,156

2020 deliveries	191,050	—	—	908,000	—	908,000
New Class A development and redevelopment properties undergoing construction and pre-construction	758,481	—	2,485,185	1,034,971	—	3,520,156

Intermediate-term and future development and redevelopment projects:
Intermediate-term	494,938	—	—	—	4,138,317	4,138,317
Future	92,473	—	—	—	3,273,081	3,273,081
Portion of development and redevelopment square feet that will replace existing RSF included in rental properties(2)	N/A	—	—	(126,971)	(351,185)	(478,156)
Intermediate-term and future development and redevelopment projects, excluding RSF related to rental properties	587,411	—	—	(126,971)	7,060,213	6,933,242
Gross investments in real estate	13,227,954	21,522,796	2,485,185	908,000	7,060,213	31,976,194
		24,007,981
Less: accumulated depreciation	(2,066,333)
Net investments in real estate – North America	11,161,621
Net investments in real estate – Asia	29,150
Investments in real estate	$11,190,771

(1)	Our share of the cost basis associated with unconsolidated square feet is classified in investments in unconsolidated real estate joint ventures in our unaudited consolidated balance sheets.

(2)	Refer to footnotes 1, 3, and 4 to the table in the “New Class A Development and Redevelopment Properties: Summary of Pipeline” section within this Item 2 for additional information.

Acquisitions

Our real estate asset acquisitions consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage				Unlevered Yields				Purchase Price
					Operating	Operating with Active or Future Redevelopment		Active or Future Development	Initial Stabilized		Initial Stabilized (Cash)

Active or Future Development
701 Dexter Avenue North	Lake Union/Seattle	7/20/18	1	N/A	—	—		217,000	(1)		(1)		$33,500
1655 and 1725 Third Street (10% interest in unconsolidated JV)	Mission Bay/SoMa/ San Francisco	3/2/18	2	N/A	—	—		593,765	7.8%		6.0%		31,950
Other	Various	Various	—	N/A	—	—		493,000	(1)		(1)		58,205

Operating with Value-Creation
219 East 42nd Street	Manhattan/New York City	7/10/18	1	100%	—	349,947	(2)	—	6.8%	(2)	6.7%	(2)	203,000
Summers Ridge Science Park	Sorrento Mesa/San Diego	1/5/18	4	100%	316,531	—		50,000	8.2%		6.3%		148,650
Alexandria PARC	Greater Stanford/San Francisco	1/25/18	4	100%	148,951	48,547		—	(3)		(3)		136,000
100 Tech Drive	Route 128/Greater Boston	4/13/18	1	100%	200,431	—		300,000	8.7%		7.3%		87,250
704 Quince Orchard Road (56.8% interest in unconsolidated JV)	Gaithersburg/Maryland	3/16/18	1	100%	21,745	58,186		—	(3)		(3)		3,900

Operating
Maryland Life Science Portfolio	Rockville/Gaithersburg/Maryland	5/8/18	8	100%	376,106	39,505		—	9.1%		7.0%	(4)	146,500
2301 5th Avenue	Lake Union/Seattle	6/1/18	1	97%	197,136	—		—	8.3%		5.1%	(4)	95,000
Other	Various	Various	2	100%	54,341	—		—	N/A		N/A		58,300	(5)
Total			25		1,315,241	496,185		1,653,765					$1,002,255
2018 guidance midpoint													$1,010,000

(1)	We expect to provide total estimated costs and related yields of development and redevelopment projects in the future.

(2)
We acquired a fee simple interest in this office building, which is currently occupied by Pfizer Inc. with a remaining lease term of six years. Upon expiration of the lease, we have the opportunity to increase cash flows through the conversion of office space into office/laboratory space through redevelopment. Under the Midtown East Rezoning, this property is currently entitled with an as-of-right density for an additional 230,000 developable square feet. Unlevered initial stabilized yields represent initial returns during the Pfizer, Inc. occupancy prior to any future redevelopment activities. We expect to provide total estimated costs and related yields of the development or redevelopment in the future.

(3)	Refer to the “New Class A Development and Redevelopment Properties: 2018–2020 Deliveries” section within this Item 2 for additional information.

(4)
These properties provide an opportunity to increase cash flows through the re-leasing of in-place leases currently 16% and 25% below market at the Maryland Life Science Portfolio and 2301 5th Avenue, respectively.

(5)
Includes, among others, the second and third installments related to our November 2016 acquisition of 1455 and 1515 Third Street of $18.9 million per installment, which were paid during the three months ended March 31, 2018 and June 30, 2018, respectively.

Acquisitions (continued)

ALEXANDRIA'S EXPANSION OF FIRST-IN-CLASS NEW YORK CITY CLUSTER
219 EAST 42ND STREET
NEW YORK CITY, MANHATTAN
(Rendering of Future Redevelopment)
10 Floors
349,947 RSF
Office/Laboratory Space

Disciplined management of ground-up development

Alexandria's Disciplined Management of Development Pipeline

10-Year Track Record of Solid Execution

RISK MITIGATION THROUGH PRE-LEASING[1]

Single Tenancy

100% Pre-leasing on 4.1M RSF

Multi-Tenancy

36% Pre-leasing on 3.0M RSF

PROJECTS ATTRACT HIGH-QUALITY TENANTS[1]

75% of Annual Rental Revenue is from Investment-Grade or Large Cap Tenants[2]

CONSERVATIVE UNDERWRITING & STRONG EXECUTION[3]

2 Months Average Early Delivery

7.4% Average Initial Stabilized Cash Yield

(1)	Represents developments commenced since January 1, 2008, comprising 28 projects aggregating 7.1 million RSF.

(2)
Represents annual rental revenue on ground-up developments commenced since January 1, 2008, from tenants with investment-grade credit rating, or a 12-month average reported market cap capitalization or private valuation greater than $10 billion as of June 30, 2018. Refer to the “Non-GAAP Measures” section within this Item 2 for additional information.

(3)	Represents developments commenced and delivered since January 1, 2008, comprising 22 projects aggregating 5.2 million RSF.

ALEXANDRIA SUSTAINABILITY

Focus on making a positive and meaningful impact on the health, safety, and well-being of our tenants, stockholders, employees, and the communities in which we live and work.

A LEADER IN GREEN DEVELOPMENT AND COMMITMENT TO CONTINUOUS SUSTAINABILITY IMPROVEMENTS

$450 MILLION Issuance of Green Bond in June 2018

100% New Ground-Up Developments Targeting Minimum LEED® Gold Certification

62 Efficiency Projects on Operating Properties in 2017

53 LEED Projects[1]
- 6 | Platinum
- 33 | Gold
- 14 | Silver

50% ARE's Total Annual Rental Revenue from LEED Projects[1]

6% Reduction of Same Property Greenhouse Gas Pollution from 2016 to 2017

A LEADER IN HEALTH & WELLNESS

4 WELL Projects[2]
- 2 | Gold
- 2 | Silver

14 Fitwel® Projects[3]
- 5 | ★★★
- 6 | ★★
- 3 | ★

3.1 MILLION RSF of WELL and Fitwel Projects[2][3]

(1)    Upon completion of 10 LEED certification projects in process.
(2)    Upon completion of three WELL certification projects in process.
(3)    Upon completion of eight Fitwel certification projects in process.

External growth – new Class A value-creation development and redevelopment properties placed into service in the last 12 months

100 Binney Street	266 and 275 Second Avenue	510 Townsend Street
Greater Boston/Cambridge	Greater Boston/Route 128	San Francisco/Mission Bay/SoMa
432,931 RSF	27,315 RSF	295,333 RSF
Bristol-Myers Squibb Company Facebook, Inc.	Visterra, Inc.(1)	Stripe, Inc.

505 Brannan Street, Phase I	ARE Spectrum	400 Dexter Avenue North	5 Laboratory Drive
San Francisco/Mission Bay/SoMa	San Diego/Torrey Pines	Seattle/Lake Union	Research Triangle Park/RTP
148,146 RSF	336,461 RSF	290,111 RSF	33,181 RSF
Pinterest, Inc.	Celgene Corporation Vertex Pharmaceuticals Incorporated The Medicines Company Wellspring Biosciences LLC	Celgene Corporation ClubCorp Holdings, Inc.	Boragen, Inc. Elo Life Systems, Inc. Indigo Ag, Inc.

RSF represents the cumulative RSF placed into service.

(1)
In July 2018, Otsuka Pharmaceutical Co., Ltd. entered into a definitive agreement to acquire Visterra, Inc. The transaction is expected to be completed during the third quarter of 2018. As of July 17, 2018, Otsuka Pharmaceutical Co., Ltd. had a market capitalization of $25.6 billion.

External growth – new Class A value-creation development and redevelopment properties placed into service in the last 12 months (continued)

The following table presents value-creation development and redevelopment of new Class A properties placed into service during the 12 months ended June 30, 2018 (dollars in thousands):

Property/Market/Submarket	Our Ownership Interest	Date Delivered	RSF Placed into Service						Operating Property Leased Percentage	Total Project		Unlevered Yields
												Initial Stabilized	Initial Stabilized (Cash)
			Prior to 7/1/17	3Q17	4Q17	1Q18	2Q18	Total		RSF	Investment
Consolidated development projects
100 Binney Street/Greater Boston/Cambridge	100%	Various	—	341,776	—	91,155	—	432,931	100%	432,931	$436,000	8.2%	7.4%
510 Townsend Street/San Francisco/ Mission Bay/SoMa	100%	10/31/17	—	—	295,333	—	—	295,333	100%	295,333	$226,000	7.9%	7.5%
505 Brannan Street, Phase I/San Francisco/ Mission Bay/SoMa	99.7%	10/10/17	—	—	148,146	—	—	148,146	100%	148,146	$140,000	8.5%	7.2%
ARE Spectrum/San Diego/Torrey Pines	100%	Various	165,938	—	170,523	—	—	336,461	98%	336,461	$277,000	6.4%	6.2%
400 Dexter Avenue North/Seattle/Lake Union	100%	Various	241,276	17,620	31,215	—	—	290,111	100%	290,111	$223,000	7.0%	7.1%

Consolidated redevelopment project
266 and 275 Second Avenue/Greater Boston/ Route 128	100%	3/31/18	—	—	—	27,315	—	27,315	100%	203,757	$89,000	8.4%	7.1%
5 Laboratory Drive/Research Triangle Park/RTP	100%	Various	—	—	—	—	33,181	33,181	100%	175,000	$62,500	7.7%	7.6%
Total			407,214	359,396	645,217	118,470	33,181	1,563,478

New Class A development and redevelopment properties: 2018 deliveries

399 Binney Street	266 and 275 Second Avenue	9625 Towne Centre Drive
Greater Boston/Cambridge	Greater Boston/Route 128	San Diego/University Town Center
164,000 RSF	31,858 RSF	163,648 RSF
Rubius Therapeutics, Inc. Relay Therapeutics, Inc. Celsius Therapeutics, Inc.	Marketing	Takeda Pharmaceutical Company Ltd.

5 Laboratory Drive
Research Triangle Park/RTP
141,819 RSF
Boragen, Inc. Indigo Ag, Inc. AgTech Accelerator Corporation Multi-Tenant/Marketing

501,325
RSF
75%
Leased

New Class A development and redevelopment properties: 2019 deliveries

213 East Grand Avenue	9900 Medical Center Drive	279 East Grand Avenue	Alexandria PARC	1818 Fairview Avenue East
San Francisco/South San Francisco	Maryland/Rockville	San Francisco/South San Francisco	San Francisco/Greater Stanford	Seattle/Lake Union
300,930 RSF	45,039 RSF	211,405 RSF	48,547 RSF	205,000 RSF
Merck & Co., Inc.	Lonza Walkersville, Inc. Multi-Tenant/Marketing	Verily Life Sciences, LLC insitro, Inc. Multi-Tenant/Marketing	Adaptive Insights, Inc.	bluebird bio, Inc. Multi-Tenant/Marketing

681 Gateway Boulevard	704 Quince Orchard Road	Menlo Gateway	1655 and 1725 Third Street
San Francisco/South San Francisco	Maryland/Gaithersburg	San Francisco/Greater Stanford	San Francisco/Mission Bay/SoMa
126,971 RSF	58,186 RSF	520,988 RSF	593,765 RSF	2,110,831 RSF
Twist Bioscience Corporation Multi-Tenant/Marketing	Multi-Tenant/Marketing	Facebook, Inc.	Uber Technologies, Inc.

86% Leased

New Class A development and redevelopment properties: 2020 deliveries

825 and 835 Industrial Road	201 Haskins Way
San Francisco/Greater Stanford	San Francisco/South San Francisco
530,000 RSF	280,000 RSF
Multi-Tenant/Marketing	Multi-Tenant/Marketing

9880 Campus Point Drive
San Diego/University Town Center	908,000
98,000 RSF
Multi-Tenant/Marketing

RSF
Under Pre-Construction and Marketing

The following table sets forth a summary of our new Class A development and redevelopment properties projected to be delivered in 2018 through 2020, as of June 30, 2018:

New Class A development and redevelopment properties: 2018–2020 deliveries

Property/Market/Submarket	Dev/ Redev	RSF							Project Start
			CIP				Percentage			Occupancy(1)
		In Service	Construction	Pre-construction	Total	Total Project	Leased	Leased/Negotiating		Initial	Stabilized
2018 deliveries: consolidated projects
266 and 275 Second Avenue/Greater Boston/Route 128	Redev	171,899	31,858	—	31,858	203,757	85%	85%	3Q17	1Q18	2018
5 Laboratory Drive/Research Triangle Park/RTP	Redev	33,181	141,819	—	141,819	175,000	38	38	2Q17	2Q18	2019
9625 Towne Centre Drive/San Diego/University Town Center(2)	Redev	—	163,648	—	163,648	163,648	100	100	3Q15	4Q18	4Q18
399 Binney Street/Greater Boston/Cambridge	Dev	—	164,000	—	164,000	164,000	75	98	4Q17	4Q18	2019
2018 deliveries		205,080	501,325	—	501,325	706,405	75%	80%

2019 deliveries: consolidated projects
213 East Grand Avenue/San Francisco/South San Francisco	Dev	—	300,930	—	300,930	300,930	100%	100%	2Q17	1Q19	1Q19
9900 Medical Center Drive/Maryland/Rockville	Redev	—	45,039	—	45,039	45,039	58	58	3Q17	1Q19	2019
279 East Grand Avenue/San Francisco/South San Francisco	Dev	—	211,405	—	211,405	211,405	83	83	4Q17	1Q19	2020
Alexandria PARC/San Francisco/Greater Stanford	Redev	148,951	48,547	—	48,547	197,498	100	100	1Q18	2Q19	2Q19
1818 Fairview Avenue East/Seattle/Lake Union	Dev	—	205,000	—	205,000	205,000	12	24	2Q18	2Q19	2020
681 Gateway Boulevard/San Francisco/South San Francisco(3)	Redev	—	—	126,971	126,971	126,971	48	48	4Q18	2Q19	2020
		148,951	810,921	126,971	937,892	1,086,843	72	75

2019 deliveries: unconsolidated joint venture projects(2)
704 Quince Orchard Road/Maryland/Gaithersburg	Redev	21,745	58,186	—	58,186	79,931	36	40	1Q18	1Q19	2020
Menlo Gateway/San Francisco/Greater Stanford	Dev	251,995	520,988	—	520,988	772,983	100	100	4Q17	4Q19	4Q19
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	Dev	—	593,765	—	593,765	593,765	100	100	1Q18	4Q19	4Q19
		273,740	1,172,939	—	1,172,939	1,446,679	96	97
2019 deliveries		422,691	1,983,860	126,971	2,110,831	2,533,522	86%	87%

2018 and 2019 deliveries		627,771	2,485,185	126,971	2,612,156	3,239,927	84%	86%

2020 deliveries: consolidated projects
825 and 835 Industrial Road/San Francisco/Greater Stanford	Dev	—	—	530,000	530,000	530,000
201 Haskins Way/San Francisco/South San Francisco	Dev	—	—	280,000	280,000	280,000
9880 Campus Point Drive/San Diego/University Town Center	Dev	—	—	98,000	98,000	98,000
2020 deliveries		—	—	908,000	908,000	908,000

Total		627,771	2,485,185	1,034,971	3,520,156	4,147,927

(1)	Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.

(2)	Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information.

(3)
The building is 100% occupied through the end of the third quarter of 2018, after which we expect to redevelop the building from office space to office/laboratory space and expand it by an additional 15,000 RSF to 30,000 RSF. We have executed a lease for 60,963 RSF, or 48% of the existing building’s RSF.

New Class A development and redevelopment properties: 2018–2020 deliveries

The following table sets forth a summary of our new Class A development and redevelopment properties projected to be delivered in 2018 through 2020, as of June 30, 2018 (dollars in thousands):

	Our Ownership Interest			Cost to Complete			Unlevered Yields
Property/Market/Submarket		In Service	CIP	Construction Loan	ARE Funding	Total at Completion	Initial Stabilized	Initial Stabilized (Cash)

2018 deliveries: consolidated projects
266 and 275 Second Avenue/Greater Boston/Route 128	100%	$73,527	$9,970	$—	$5,503	$89,000	8.4%	7.1%
5 Laboratory Drive/Research Triangle Park/RTP	100%	4,771	21,239	—	36,490	62,500	7.7%	7.6%
9625 Towne Centre Drive/San Diego/University Town Center(1)	50.1%	—	65,517	—	27,483	93,000	7.0%	7.0%
399 Binney Street/Greater Boston/Cambridge	100%	—	117,834	—	56,166	174,000	7.3%	6.7%
2018 deliveries undergoing construction		78,298	214,560	—	125,642	418,500

2019 deliveries: consolidated projects
213 East Grand Avenue/San Francisco/South San Francisco	100%	—	173,962	—	86,038	260,000	7.2%	6.4%
9900 Medical Center Drive/Maryland/Rockville	100%	—	8,370	—	5,930	14,300	8.4%	8.4%
279 East Grand Avenue/San Francisco/South San Francisco	100%	—	79,924	—	71,076	151,000	7.8%	8.1%
Alexandria PARC/San Francisco/Greater Stanford	100%	95,085	32,402	—	22,513	150,000	7.3%	6.1%
1818 Fairview Avenue East/Seattle/Lake Union	100%	—	58,213	—	131,787	190,000	6.7%	6.7%
681 Gateway Boulevard/San Francisco/South San Francisco	100%	—	—	—	108,000	108,000	8.5%	7.9%

		95,085	352,871	—	425,344	873,300
2019 deliveries: unconsolidated joint venture projects(1)
(amounts represent our share)
704 Quince Orchard Road/Maryland/Gaithersburg	56.8%	1,207	3,838	7,274	981	13,300	8.9%	8.8%
Menlo Gateway/San Francisco/Greater Stanford	29.4%	76,490	79,436	109,240	164,834	430,000	6.9%	6.3%
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	10.0%	—	43,078	29,948	4,974	78,000	7.8%	6.0%
		77,697	126,352	146,462	170,789	521,300
2019 deliveries		172,782	479,223	146,462	596,133	1,394,600

2018 and 2019 deliveries		251,080	693,783	$146,462	$721,775	$1,813,100

2020 deliveries: consolidated projects
825 and 835 Industrial Road/San Francisco/Greater Stanford	100%	—	105,303
201 Haskins Way/San Francisco/South San Francisco	100%	—	42,215
9880 Campus Point Drive/San Diego/University Town Center	100%	—	43,532
2020 deliveries		—	191,050

Total		$251,080	$884,833

(1)	Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information.

New Class A development and redevelopment properties: intermediate-term development projects

325 Binney Street	88 Bluxome Street	505 Brannan Street, Phase II	960 Industrial Road	Alexandria Center® for Life Science
Greater Boston/Cambridge	San Francisco/Mission Bay/SoMa	San Francisco/Mission Bay/SoMa	San Francisco/Greater Stanford	New York City/Manhattan
208,965 RSF	1,070,925 RSF	165,000 RSF	533,000 RSF	550,000 RSF

5200 Illumina Way	Campus Pointe by Alexandria	1150 Eastlake Avenue East	1165/1166 Eastlake Avenue East	9800 Medical Center Drive
San Diego/University Town Center	San Diego/University Town Center	Seattle/Lake Union	Seattle/Lake Union	Maryland/Rockville
386,044 RSF	318,383 RSF	260,000 RSF	106,000 RSF	180,000 RSF

New Class A development and redevelopment properties: summary of pipeline

    The following table summarizes the key information for all our development and redevelopment projects in North America as of June 30, 2018 (dollars in thousands):

Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Projected Deliveries				Intermediate-Term Development		Future Development/Redevelopment	Total(1)
				2018	2019		2020
Greater Boston
Undergoing construction
399 Binney (Alexandria Center® at One Kendall Square)/Cambridge	100%	$117,834		164,000	—		—	—		—	164,000
266 and 275 Second Avenue/Route 128	100%	9,970		31,858	—		—	—		—	31,858
Intermediate-term development
325 Binney Street/Cambridge	100%	94,956		—	—		—	208,965		—	208,965
Future development
Alexandria Technology Square®/Cambridge	100%	7,787		—	—		—	—		100,000	100,000
100 Tech Drive/Route 128	100%	—		—	—		—	—		300,000	300,000
Other value-creation projects	100%	7,754		—	—		—	—		405,599	405,599
		238,301		195,858	—		—	208,965		805,599	1,210,422
San Francisco
Undergoing construction or pre-construction
1655 and 1725 Third Street/Mission Bay/SoMa	10.0%	—	(2)	—	593,765		—	—		—	593,765
213 East Grand Avenue/South San Francisco	100%	173,962		—	300,930		—	—		—	300,930
279 East Grand Avenue/South San Francisco	100%	79,924		—	211,405		—	—		—	211,405
201 Haskins Way/South San Francisco	100%	42,215		—	—		280,000	—		—	280,000
681 Gateway Boulevard/South San Francisco	100%	—		—	126,971	(3)	—	—		—	126,971
Menlo Gateway/Greater Stanford	29.4%	—	(2)	—	520,988		—	—		—	520,988
825 and 835 Industrial Road/Greater Stanford	100%	105,303		—	—		530,000	—		—	530,000
Alexandria PARC/Greater Stanford	100%	32,402		—	48,547		—	—		—	48,547
Intermediate-term development
88 Bluxome Street/Mission Bay/SoMa	100%	169,361		—	—		—	1,070,925	(1)	—	1,070,925
505 Brannan Street, Phase II/Mission Bay/SoMa	99.7%	16,018		—	—		—	165,000		—	165,000
960 Industrial Road/Greater Stanford	100%	78,516		—	—		—	533,000	(4)	—	533,000
Future development
East Grand Avenue/South San Francisco	100%	5,988		—	—		—	—		90,000	90,000
Other value-creation projects	100%	733		—	—		—	—		95,620	95,620
		704,422		—	1,802,606		810,000	1,768,925		185,620	4,567,151
New York City
Intermediate-term development
Alexandria Center® for Life Science – New York City/Manhattan	100%	10,163		—	—		—	550,000		—	550,000
		$10,163		—	—		—	550,000		—	550,000
(1)    Represents total square footage upon completion of development of a new Class A property. RSF presented includes RSF of a building currently in operation that will be demolished upon commencement of construction.
(2)    This property is an unconsolidated real estate joint venture. Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information on our share of real estate.
(3)    Refer to the “New Class A Development and Redevelopment Properties: 2018 – 2020 Deliveries” section above within this Item 2 for additional information on our near-term redevelopment opportunity at this property. RSF represents an existing operating building to be redeveloped upon expiration of the existing lease at the end of the third quarter 2018.
(4)    Represents total RSF available for future development in either (i) one phase aggregating 533,000 RSF or (ii) two phases consisting of 423,000 RSF and 110,000 RSF, upon receiving entitlements.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Projected Deliveries			Intermediate-Term Development			Future Development/Redevelopment	Total(1)
				2018	2019	2020
San Diego
Undergoing construction or pre-construction
9625 Towne Centre Drive/University Town Center	50.1%	$65,517		163,648	—	—	—			—	163,648
9880 Campus Point Drive/University Town Center	100%	43,532		—	—	98,000	—			—	98,000
Intermediate-term development
5200 Illumina Way/University Town Center	100%	11,814		—	—	—	386,044			—	386,044
Campus Point Drive/University Town Center	55.0%	16,377		—	—	—	318,383			—	318,383
Future development
Vista Wateridge/Sorrento Mesa	100%	4,022		—	—	—	—			163,000	163,000
Other value-creation projects	100%	48,050		—	—	—	125,000			309,895	434,895
		189,312		163,648	—	98,000	829,427			472,895	1,563,970
Seattle
Undergoing construction
1818 Fairview Avenue East/Lake Union	100%	58,213		—	205,000	—	—			—	205,000
Intermediate-term development
1150 Eastlake Avenue East/Lake Union	100%	20,884		—	—	—	260,000			—	260,000
1165/1166 Eastlake Avenue East/Lake Union	100%	15,830		—	—	—	106,000		—	—	106,000
		94,927		—	205,000	—	366,000			—	571,000
Maryland
Undergoing construction
9900 Medical Center Drive/Rockville	100%	8,370		—	45,039	—	—			—	45,039
704 Quince Orchard Road/Gaithersburg	56.8%	—	(2)	—	58,186	—	—			—	58,186
Intermediate-term development
9800 Medical Center Drive/Rockville	100%	11,680		—	—	—	180,000			—	180,000
Future development
Other value-creation projects	100%	4,037		—	—	—	—			61,000	61,000
		24,087		—	103,225	—	180,000			61,000	344,225
Research Triangle Park
Undergoing construction
5 Laboratory Drive/Research Triangle Park	100%	21,239		141,819	—	—	—			—	141,819
Future development
6 Davis Drive/Research Triangle Park	100%	16,952		—	—	—	—			1,000,000	1,000,000
Other value-creation projects	100%	5,053		—	—	—	—			176,262	176,262
		43,244		141,819	—	—	—			1,176,262	1,318,081
Other value-creation projects	Various	41,436		—	—	—	235,000	(1)		571,705	806,705
		$1,345,892		501,325	2,110,831	908,000	4,138,317			3,273,081	10,931,554

(1)	Represents total square footage upon completion of development of a new Class A property.

(2)
This property is an unconsolidated real estate joint venture. Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information on our share of investment in real estate.

Summary of capital expenditures

Our construction spending for the six months ended June 30, 2018, consisted of the following (in thousands):

Six Months Ended
Construction Spending	June 30, 2018
Additions to real estate – consolidated projects	$431,225
Investments in unconsolidated real estate joint ventures	44,486
Construction spending (cash basis)(1)	475,711
Increase in accrued construction	48,074
Construction spending	$523,785

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures.

The following table summarizes the total projected construction spending for the year ending December 31, 2018, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2018
Development and redevelopment projects	$414,000
Investments in unconsolidated real estate joint ventures	69,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(21,000)
Generic laboratory infrastructure/building improvement projects	102,000
Non-revenue-enhancing capital expenditures and tenant improvements	12,000
Projected construction spending for six months ending December 31, 2018	576,000
Actual construction spending for six months ended June 30, 2018	523,785
Guidance range	$1,050,000	–	1,150,000

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs

The table below presents the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures, Tenant Improvements, and Leasing Costs(1)	Six Months Ended June 30, 2018		Recent Average per RSF(2)
	Amount	Per RSF
Non-revenue-enhancing capital expenditures	$5,452	$0.27	$0.51

Tenant improvements and leasing costs:
Re-tenanted space	$11,533	$21.97	$19.81
Renewal space	1,989	4.55	10.93
Total tenant improvements and leasing costs/weighted average	$13,522	$14.06	$14.18

(1)	Excludes amounts that are recoverable from tenants, related to revenue-enhancing capital expenditures, or related to properties that have undergone redevelopment.

(2)	Represents the average of 2014 through 2017 and the six months ended June 30, 2018, annualized.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our most recent annual report on Form 10-K, and our subsequent quarterly reports on Form 10-Q. We believe such tabular presentation promotes for investors a better understanding of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on early extinguishment of debt and preferred stock redemption charges are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments and impairments of real estate and non-real estate investments are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Items included in net income attributable to Alexandria’s common stockholders are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share amounts)	2018	2017	2018	2017	2018	2017	2018	2017
	Amount		Per Share – Diluted		Amount		Per Share – Diluted
Realized gain on non-real estate investment	$—	$—	$—	$—	$8.3	$—	$0.08	$—
Unrealized gains on non-real estate investments(1)	5.1	—	0.05	—	77.3	—	0.76	—
Gain on sales of real estate	—	0.1	—	—	—	0.4	—	—
Impairment of:
Real estate(2)	(6.3)	(0.2)	(0.06)	—	(6.3)	(0.2)	(0.06)	—
Non-real estate investments	—	(4.5)	—	(0.05)	—	(4.5)	—	(0.05)
Loss on early extinguishment of debt	—	—	—	—	—	(0.7)	—	(0.01)
Preferred stock redemption charge(3)	—	—	—	—	—	(11.3)	—	(0.12)
	$(1.2)	$(4.6)	$(0.01)	$(0.05)	$79.3	$(16.3)	$0.78	$(0.18)
Weighted-average shares of common stock outstanding for calculation of earnings per share – diluted			102.2	90.7			101.2	89.5

(1)	Refer to Note 6 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(2)	Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(3)	Refer to Note 13 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for more information.

Same Properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For more information on the determination of our Same Properties portfolio, refer to “Same Property Comparisons” in the “Non-GAAP Measures” section within this Item 2. The following table presents information regarding our Same Properties for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Percentage change in net operating income over comparable period from prior year	4.1%	4.1%
Percentage change in net operating income (cash basis) over comparable period from prior year	6.3%	10.3%
Operating margin	72%	72%
Number of Same Properties	187	186
RSF	17,585,507	17,353,037
Occupancy – current-period average	96.4%	96.4%
Occupancy – same-period prior-year average	95.8%	96.2%

The following table reconciles the number of Same Properties to total properties for the six months ended June 30, 2018:

Development – under construction	Properties
213 East Grand Avenue	1
399 Binney Street	1
279 East Grand Avenue	1
1818 Fairview Avenue East	1
Menlo Gateway (unconsolidated real estate JV)	3
1655 and 1725 Third Street (unconsolidated real estate JV)	2
9
Development – placed into service after January 1, 2017	Properties
505 Brannan Street	1
510 Townsend Street	1
ARE Spectrum	3
400 Dexter Avenue North	1
100 Binney Street	1
7
Redevelopment – under construction	Properties
9625 Towne Centre Drive	1
5 Laboratory Drive	1
9900 Medical Center Drive	1
266 and 275 Second Avenue	2
Alexandria PARC	4
704 Quince Orchard Road (unconsolidated real estate JV)	1
10

Acquisitions after January 1, 2017	Properties
40 West Third Street	1
100 Tech Drive	1
88 Bluxome Street	1
701 Gateway Boulevard	1
960 Industrial Road	1
1450 Page Mill Road	1
4110 Campus Point Court	1
Summers Ridge Science Park	4
2301 5th Avenue	1
9704, 9708, 9712, and 9714 Medical Center Drive	4
9920 Belward Campus Drive	1
21 Firstfield Road	1
50 and 55 West Watkins Mill Road	2
	20

Unconsolidated real estate JVs	1

Properties held for sale	1
Total properties excluded from Same Properties	48
Same Properties	186	(1)
Total properties in North America as of June 30, 2018	234

(1)
Includes 9880 Campus Point Drive, a building we acquired in 2001, occupied through January 2018 and subsequently demolished in anticipation of developing a 98,000 RSF Class A office/laboratory property.

Comparison of results for the three months ended June 30, 2018, to the three months ended June 30, 2017

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. For a reconciliation of net operating income from net income, the most directly comparable financial measure presented in accordance with GAAP, refer to the “Non-GAAP Measures” section within this Item 2.

	Three Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Same Properties	$205,719	$197,769	$7,950	4.0%
Non-Same Properties	44,916	14,173	30,743	216.9
Total rental	250,635	211,942	38,693	18.3

Same Properties	64,253	58,999	5,254	8.9
Non-Same Properties	7,906	1,471	6,435	437.5
Total tenant recoveries	72,159	60,470	11,689	19.3

Same Properties	72	50	22	44.0
Non-Same Properties	2,168	597	1,571	263.1
Total other income	2,240	647	1,593	246.2

Same Properties	270,044	256,818	13,226	5.1
Non-Same Properties	54,990	16,241	38,749	238.6
Total revenues	325,034	273,059	51,975	19.0

Same Properties	75,989	70,356	5,633	8.0
Non-Same Properties	15,919	6,624	9,295	140.3
Total rental operations	91,908	76,980	14,928	19.4

Same Properties	194,055	186,462	7,593	4.1
Non-Same Properties	39,071	9,617	29,454	306.3
Net operating income	$233,126	$196,079	$37,047	18.9%

Net operating income – Same Properties	$194,055	$186,462	$7,593	4.1%
Straight-line rent revenue and amortization of acquired below-market leases	(16,751)	(19,604)	2,853	(14.6)
Net operating income – Same Properties (cash basis)	$177,304	$166,858	$10,446	6.3%

Rental revenues

Total rental revenues for the three months ended June 30, 2018, increased by $38.7 million, or 18.3%, to $250.6 million, compared to $211.9 million for the three months ended June 30, 2017. The increase was primarily due to an increase in rental revenues from our Non-Same Properties totaling $30.7 million primarily related to 1,502,982 RSF of development and redevelopment projects placed into service subsequent to April 1, 2017, and 19 operating properties totaling 1,540,953 RSF acquired subsequent to April 1, 2017.

Rental revenues from our Same Properties for the three months ended June 30, 2018, increased by $8.0 million, or 4.0%, to $205.7 million, compared to $197.8 million for the three months ended June 30, 2017. The increase was primarily due to an increase in occupancy at our Same Properties to 96.4% from 95.8% during the three months ended June 30, 2018, when compared to the three months ended June 30, 2017, as well as significant rental rate increases on lease renewals and re-leasing of space since April 1, 2017. Refer to “Leasing” within the “Operating Summary” section of this Item 2 for additional information on our leasing activity.

Tenant recoveries

Tenant recoveries for the three months ended June 30, 2018, increased by $11.7 million, or 19.3%, to $72.2 million, compared to $60.5 million for the three months ended June 30, 2017. As of June 30, 2018, 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Non-Same Properties’ tenant recoveries increased by $6.4 million primarily due to the increase in recoverable operating expenses for the three months ended June 30, 2018, as discussed under “Rental Operating Expenses” below.

Same Properties’ tenant recoveries for the three months ended June 30, 2018, increased by $5.3 million, or 8.9%, to $64.3 million, compared to $59.0 million for the three months ended June 30, 2017, primarily due to the increase in recoverable operating expenses for the three months ended June 30, 2018.

Rental operating expenses

Total rental operating expenses for the three months ended June 30, 2018, increased by $14.9 million, or 19.4%, to $91.9 million, compared to $77.0 million for the three months ended June 30, 2017. Approximately $9.3 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to 1,502,982 RSF of development and redevelopment projects placed into service subsequent to April 1, 2017, and 19 operating properties totaling 1,540,953 RSF acquired subsequent to April 1, 2017.

Same Properties’ rental operating expenses increased by $5.6 million, or 8.0%, to $76.0 million during the three months ended June 30, 2018, compared to $70.4 million for the three months ended June 30, 2017, primarily due to higher property taxes, utility expenses, and repairs and maintenance expenses during the three months ended June 30, 2018.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2018, increased by $3.7 million, or 19.3%, to $22.9 million, compared to $19.2 million for the three months ended June 30, 2017. General and administrative expenses increased primarily due to the continued growth in the depth and breadth of our operations in multiple markets, including an 18.3% increase in total rental revenues to $250.6 million for the three months ended June 30, 2018, compared to $211.9 million for the same period in 2017, and including a 3.8 million RSF, or 13.5%, increase in our asset base in North America subsequent to April 1, 2017. As a percentage of total assets, our general and administrative expenses for the three months ended June 30, 2018 and 2017, quarter annualized, remained consistent at 0.7%.

Interest expense

Interest expense for the three months ended June 30, 2018 and 2017, consisted of the following (dollars in thousands):

	Three Months Ended June 30,
Component	2018	2017	Change
Interest incurred	$53,624	$46,817	$6,807
Capitalized interest	(15,527)	(15,069)	(458)
Interest expense	$38,097	$31,748	$6,349

Average debt balance outstanding (1)	$5,406,946	$4,714,000	$692,946
Weighted-average annual interest rate (2)	4.0%	4.0%	—%

(1)	Represents the average debt balance outstanding during the respective periods.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended June 30, 2018, compared to the three months ended June 30, 2017, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$600 million unsecured senior notes payable	3.62%	November 2017	$5,210
$450 million unsecured senior notes payable	4.81%	June 2018	590
$450 million unsecured senior notes payable	4.18%	June 2018	500
Fluctuations in interest rate and average balance:
$1.65 billion unsecured senior line of credit and senior bank term loans			4,055
Secured note payable			1,030
Other increase in interest			152
Total increases			11,537
Decreases in interest incurred due to:
Repayments of debt:
Secured construction loans	Various	November 2017	(2,890)
Lower average notional amounts of and rates for interest rate hedge agreements in effect			(1,840)
Total decreases			(4,730)
Change in interest incurred			6,807
Increase in capitalized interest			(458)
Total change in interest expense			$6,349

(1)	Represents the interest rate as of the end of the applicable period, plus the effect of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

Depreciation and amortization

Depreciation and amortization expense for the three months ended June 30, 2018, increased by $14.8 million, or 14.2%, to $118.9 million, compared to $104.1 million for the three months ended June 30, 2017. The increase is primarily due to additional depreciation from 1,502,982 RSF of development and redevelopment projects placed into service subsequent to April 1, 2017, and 19 operating properties totaling 1,540,953 RSF acquired subsequent to April 1, 2017.

Investment income

Effective January 1, 2018, we adopted a new accounting standard on financial instruments. Under the new standard, changes in fair value for investments in publicly traded companies and investments in privately held entities that report NAV, and observable price changes for investments in privately held entities that do not report NAV, are recognized in investment income in our accompanying consolidated statements of income. For a detailed discussion related to this new standard, refer to the “Investments” section within Note 2 – “Summary of Significant Accounting Policies” and Note 6 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report.

Our investment income recognized in our consolidated statement of income during the three months ended June 30, 2018, consisted of $7.5 million of net realized gains and $5.1 million of net unrealized gains.

Realized gains for the three months ended June 30, 2018, relate primarily to higher distributions received from our limited partnership investments. Unrealized gains of $5.1 million during the three months ended June 30, 2018, were primarily related to increases in fair value of our investments that report NAV.

Sales of real estate assets

Impairment of real estate recognized during the three months ended June 30, 2018, of $6.3 million related to one land parcel located in Northern Virginia that was classified as held for sale as of June 30, 2018, and was sold in July 2018 for a sales price of $6.0 million with no gain or loss.

Impairment of real estate recognized during the three months ended June 30, 2017, of $203 thousand related to our 20,580 RSF property located in a non-cluster market that was classified as held for sale as of June 30, 2017, and was sold in July 2017 with no gain or loss.

In May 2017, we recognized a gain of $111 thousand upon the sale of a 35% interest in our land parcels at 1401/1413 Research Boulevard, located in the Rockville submarket of Maryland.

Comparison of results for the six months ended June 30, 2018, to the six months ended June 30, 2017

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. For a reconciliation of net operating income from net income, the most directly comparable financial measure presented in accordance with GAAP, refer to the “Non-GAAP Measures” section within this Item 2.

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Same Properties	$408,894	$392,684	$16,210	4.1%
Non-Same Properties	86,226	26,451	59,775	226.0
Total rental	495,120	419,135	75,985	18.1

Same Properties	129,485	119,119	10,366	8.7
Non-Same Properties	15,844	2,697	13,147	487.5
Total tenant recoveries	145,329	121,816	23,513	19.3

Same Properties	140	107	33	30.8
Non-Same Properties	4,584	2,878	1,706	59.3
Total other income	4,724	2,985	1,739	58.3

Same Properties	538,519	511,910	26,609	5.2
Non-Same Properties	106,654	32,026	74,628	233.0
Total revenues	645,173	543,936	101,237	18.6

Same Properties	153,155	141,790	11,365	8.0
Non-Same Properties	30,524	12,277	18,247	148.6
Total rental operations	183,679	154,067	29,612	19.2

Same Properties	385,364	370,120	15,244	4.1
Non-Same Properties	76,130	19,749	56,381	285.5
Net operating income	$461,494	$389,869	$71,625	18.4%

Net operating income – Same Properties	$385,364	$370,120	$15,244	4.1%
Straight-line rent revenue and amortization of acquired below-market leases	(33,892)	(51,596)	17,704	(34.3)
Net operating income – Same Properties (cash basis)	$351,472	$318,524	$32,948	10.3%

Rental revenues

Total rental revenues for the six months ended June 30, 2018, increased by $76.0 million, or 18.1%, to $495.1 million, compared to $419.1 million for the six months ended June 30, 2017. The increase was primarily due to an increase in rental revenues from our Non-Same Properties totaling $59.8 million related to 1,502,982 RSF of development and redevelopment projects placed into service subsequent to January 1, 2017, and 20 operating properties totaling 1,773,423 RSF acquired subsequent to January 1, 2017.

Rental revenues from our Same Properties for the six months ended June 30, 2018, increased by $16.2 million, or 4.1%, to $408.9 million, compared to $392.7 million for the six months ended June 30, 2017. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2017. Refer to “Leasing” within the “Operating Summary” section of this Item 2 for additional information on our leasing activity.

Tenant recoveries

Tenant recoveries for the six months ended June 30, 2018, increased by $23.5 million, or 19.3%, to $145.3 million, compared to $121.8 million for the six months ended June 30, 2017. This increase is relatively consistent with the increase in our rental operating expenses of $29.6 million, or 19.2%, as discussed under “Rental Operating Expenses” below. Same Properties’ tenant recoveries for the six months ended June 30, 2018, increased by $10.4 million, or 8.7%, primarily due to the increase in recoverable operating expenses for the six months ended June 30, 2018, as discussed below. As of June 30, 2018, 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Rental operating expenses

Total rental operating expenses for the six months ended June 30, 2018, increased by $29.6 million, or 19.2%, to $183.7 million, compared to $154.1 million for the six months ended June 30, 2017. Approximately $18.2 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to 1,502,982 RSF of development and redevelopment projects placed into service subsequent to January 1, 2017, and 20 operating properties totaling 1,773,423 RSF acquired subsequent to January 1, 2017.

Same Properties’ rental operating expenses increased by $11.4 million, or 8.0%, to $153.2 million during the six months ended June 30, 2018, compared to $141.8 million for the six months ended June 30, 2017, primarily due to higher property taxes, utility expenses, and repair and maintenance expenses during the six months ended June 30, 2018.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2018, increased by $6.9 million, or 17.9%, to $45.4 million, compared to $38.5 million for the six months ended June 30, 2017. General and administrative expenses increased primarily due to the continued growth in the depth and breadth of our operations in multiple markets, including an 18.1% increase in total rental revenue to $495.1 million for the six months ended June 30, 2018, compared to $419.1 million for the same period in 2017, and including a 6.8 million RSF, or 27.1%, increase in our asset base in North America subsequent to January 1, 2017. As a percentage of total assets, our general and administrative expenses for the six months ended June 30, 2018 and 2017, year-to-date annualized, remained consistent at 0.7%.

Interest expense

Interest expense for the six months ended June 30, 2018 and 2017, consisted of the following (dollars in thousands):

	Six Months Ended June 30,
Component	2018	2017	Change
Interest incurred	$103,899	$89,765	$14,134
Capitalized interest	(28,887)	(28,233)	(654)
Interest expense	$75,012	$61,532	$13,480

Average debt balance outstanding (1)	$5,251,827	$4,569,298	$682,529
Weighted-average annual interest rate (2)	4.0%	3.9%	0.1%

(1)	Represents the average total debt balance outstanding during the six months ended June 30, 2018 and 2017.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$600 million unsecured senior notes payable	3.62%	November 2017	$10,420
$425 million unsecured senior notes payable	4.07%	March 2017	2,900
$450 million unsecured senior notes payable	4.81%	June 2018	590
$450 million unsecured senior notes payable	4.18%	June 2018	500
Fluctuations in interest rate and average balance:
$1.65 billion unsecured senior line of credit and senior bank term loans			6,250
Secured note payable			2,000
Other increase in interest			309
Total increases			22,969
Decreases in interest incurred due to:
Repayments of debt:
Secured construction loans	Various	November 2017	(5,410)
Lower average notional amounts of and rates for interest rate hedge agreements in effect			(3,425)
Total decreases			(8,835)
Change in interest incurred			14,134
Increase in capitalized interest			(654)
Total change in interest expense			$13,480

(1)	Represents the interest rate as of the end of the applicable period, plus the effect of debt premiums/discounts, interest rate hedge agreements, and deferred financing costs.

Depreciation and amortization

Depreciation and amortization expense for the six months ended June 30, 2018, increased by $31.8 million, or 15.8%, to $233.1 million, compared to $201.3 million for the six months ended June 30, 2017. The increase is primarily due to additional depreciation from 1,502,982 RSF of development and redevelopment projects placed into service subsequent to January 1, 2017, and 20 operating properties totaling 1,773,423 RSF acquired subsequent to January 1, 2017.

Investment income

Effective January 1, 2018, we adopted a new accounting standard on financial instruments. Under the new standard, changes in fair value for investments in publicly traded companies and investments in privately held entities that report NAV, and observable price changes for investments in privately held entities that do not report NAV, are recognized in investment income in our accompanying consolidated statements of income. For a detailed discussion related to this new standard, refer to the “Investments” section within Note 2 – “Summary of Significant Accounting Policies” and Note 6 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report.

Our investment income recognized in our consolidated statement of income during the six months ended June 30, 2018, consisted of $20.8 million of net realized gains and $77.3 million of net unrealized gains.

Realized gains for the six months ended June 30, 2018, relate primarily to higher proceeds received from our investments in privately held entities and a gain of $8.3 million recognized on one publicly traded non-real estate investment. Unrealized gains of $77.3 million during the six months ended June 30, 2018, were primarily related to an increase in the fair value of our publicly traded companies.

Sales of real estate assets

Impairment of real estate recognized during the six months ended June 30, 2018, of $6.3 million related to one land parcel located in Northern Virginia that was classified as held for sale as of June 30, 2018, and was sold in July 2018 for a sales price of $6.0 million with no gain or loss.

Impairment of real estate recognized during the six months ended June 30, 2017, of $203 thousand related to our 20,580 RSF property located in a non-cluster market that was classified as held for sale as of June 30, 2017, and was sold in July 2017 with no gain or loss.

In January 2017, we completed the sale of a vacant property at 6146 Nancy Ridge Drive located in our Sorrento Mesa submarket of San Diego for a sales price of $3.0 million and recognized a gain of $270 thousand. In May 2017, we recognized a gain of $111 thousand upon the sale of a partial interest in our land parcels at 1401/1413 Research Boulevard, located in the Rockville submarket of Maryland.

Loss on early extinguishment of debt

During the six months ended June 30, 2017, we completed a partial principal repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, which reduced the total outstanding balance from $400 million to $200 million, and recognized a loss on early extinguishment of debt of $670 thousand related to the write-off of unamortized loan fees.

Preferred stock redemption charge

During the six months ended June 30, 2017, we repurchased 501,115 outstanding shares of our Series D Convertible Preferred Stock and recognized a preferred stock redemption charge of $5.8 million.

In March 2017, we announced the redemption of our Series E Redeemable Preferred Stock and recognized a preferred stock redemption charge of $5.5 million related to the write-off of original issuance costs. On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, as adjusted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2018, as set forth, and as adjusted, in the table below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable GAAP measure, to funds from operations per share and funds from operations per share, as adjusted, non-GAAP measures, and other key assumptions included in our updated guidance for the year ending December 31, 2018. There can be no assurance that actual amounts will be materially higher or lower than these expectations. Refer to our discussion of “Forward-Looking Statements” within this Item 2.

Guidance
Summary of Key Changes in Guidance	As of 7/30/18	As of 4/30/18
EPS, FFO per share, and FFO per share, as adjusted	See updates below(1)
Occupancy percentage in North America as of December 31, 2018	97.1% to 97.7%	96.9% to 97.5%
Rental rate increases	17.0% to 20.0%	13.0% to 16.0%
Rental rate increases (cash basis)	9.5% to 12.5%	7.5% to 10.5%

Projected Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
	As of 7/30/18	As of 4/30/18
Earnings per share	$2.87 to $2.93	$2.88 to $2.98
Depreciation and amortization	4.50	4.45
Allocation of unvested restricted stock awards	(0.05)	(0.05)
Funds from operations per share	$7.32 to $7.38	$7.28 to $7.38
Realized gain on non-real estate investment	(0.08)	(0.08)
Unrealized gains on non-real estate investments(2)	(0.76)	(0.70)
Impairment of real estate – land parcels(3)	0.06	—
Allocation to unvested restricted stock awards/other	0.03	0.02
Funds from operations per share, as adjusted	$6.57 to $6.63	$6.52 to $6.62
Midpoint	$6.60	$6.57

(1)
Midpoint of FFO per share, as adjusted guidance increased by $0.03 from $6.57 to $6.60 primarily due to incremental acquisitions and the continued strength of our core and the related increases in projected occupancy and rental rate growth on leasing activity.

(2)
Per share amounts of unrealized gains on non-real estate investments may be different for the full year ending December 31, 2018, depending on the weighted-average shares outstanding for the year ending December 31, 2018. Excludes future unrealized gains or losses that could be recognized in earnings from changes in fair value of equity investments after June 30, 2018. Refer to the “Investments” section within Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 for additional information.

(3)
Impairment of real estate aggregating $6.3 million recognized during the three months ended June 30, 2018, related to one land parcel located in Northern Virginia that was subsequently sold in July 2018 with no gain or loss.

Key Assumptions(1) (Dollars in millions)	2018 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2018	97.1%	97.7%

Lease renewals and re-leasing of space:
Rental rate increases	17.0%	20.0%
Rental rate increases (cash basis)	9.5%	12.5%

Same property performance:
Net operating income increase	2.5%	4.5%
Net operating income increase (cash basis)	9.0%	11.0%

Straight-line rent revenue	$92	$102	(2)
General and administrative expenses	$85	$90
Capitalization of interest	$55	$65
Interest expense	$155	$165

(1)
The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs because these project costs will no longer qualify for capitalization and will therefore be expensed as incurred. Our assumptions for occupancy, rental rate growth, same property net operating income growth, straight-line rent revenue, general and administrative expenses, capitalization of interest, and interest expense are included in the tables above and are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors”; and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10‑K for the year ended December 31, 2017. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

(2)
Approximately 50% of straight-line rent revenue represents initial free rent on recently delivered and expected 2018 deliveries of new Class A properties from our development and redevelopment pipeline.

Key Credit Metrics	Guidance as of 7/30/18
Net debt to Adjusted EBITDA – fourth quarter of 2018, annualized	Less than 5.5x
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2018, annualized	Less than 5.5x
Fixed-charge coverage ratio – fourth quarter of 2018, annualized	Greater than 4.0x
Unhedged variable-rate debt as a percentage of total debt	Less than 5%
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2018	8% to 12%

Consolidated and unconsolidated real estate joint ventures

We present components of balance sheet and operating results information for the noncontrolling interests’ share of our consolidated real estate joint ventures and for our share of investments in unconsolidated real estate joint ventures to help investors estimate balance sheet and operating results information related to our partially owned entities. These amounts are estimated by computing, for each joint venture that we consolidate in our financial statements, the noncontrolling interest percentage of each financial item to arrive at the cumulative noncontrolling interest share of each component presented. In addition, for our real estate joint ventures that we do not control and do not consolidate, we apply our economic ownership percentage to the unconsolidated real estate joint ventures to arrive at our proportionate share of each component presented. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for further discussion.

Consolidated Real Estate Joint Ventures (controlled by us through contractual rights or majority voting rights)
Property/Market/Submarket	Noncontrolling(1) Interest Share
225 Binney Street/Greater Boston/Cambridge	70.0%
1500 Owens Street/San Francisco/Mission Bay/SoMa	49.9%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	40.0%
Campus Pointe by Alexandria/San Diego/University Town Center	45.0%
9625 Towne Centre Drive/San Diego/University Town Center	49.9%

Unconsolidated Real Estate Joint Ventures (controlled jointly or by our JV partners through contractual rights or majority voting rights)
Property/Market/Submarket	Our Ownership Share
360 Longwood Avenue/Greater Boston/Longwood Medical Area	27.5%
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	10.0%
Menlo Gateway/San Francisco/Greater Stanford	29.4%	(2)
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(3)
704 Quince Orchard Road/Maryland/Gaithersburg	56.8%	(3)

(1)	In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in four other properties in North America.

(2)	As of June 30, 2018, we have an ownership interest in Menlo Gateway of 29.4% and expect our ownership to increase to 49% through future funding of construction costs by the first quarter of 2019.

(3)	Represents our ownership interest; our voting interest is limited to 50%.

As of June 30, 2018, our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms (dollars in thousands):

		Maturity Date	Stated Interest Rate(1)	Interest Rate(1)(2)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share				Debt Balance(3)	Remaining Commitments
Menlo Gateway, Phase I	29.4%	3/1/19	L+2.50%	4.49%	$134,564	$13,290
1401/1413 Research Boulevard	65.0%	5/17/20	L+2.50%	5.39%	14,682	9,892
1655 and 1725 Third Street	10.0%	6/29/21	L+3.70%	5.68%	75,520	299,480
360 Longwood Avenue	27.5%	9/1/22	3.32%	3.54%	94,143	17,000	(4)
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	4.29%	1,016	13,809
Menlo Gateway, Phase II	29.4%	5/1/35	4.53%	4.56%	—	157,270
					$319,925	$510,741

(1)	For acquired loans, interest rate includes adjustments to reflect the joint venture’s effective borrowing costs at the time of acquisition.

(2)	Includes interest expense, amortization of loan fees, and amortization of premiums (discounts) as of June 30, 2018.

(3)	Represents outstanding principal, net of unamortized deferred financing costs and discount/premium.

(4)	The remaining loan commitment balance excludes an earn-out advance provision that allows for incremental borrowings up to $48.0 million, subject to certain conditions.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2018		June 30, 2018
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Total revenues	$13,883	$27,374	$3,066	$5,527
Rental operations	(4,279)	(8,182)	(910)	(1,326)
	9,604	19,192	2,156	4,201
General and administrative	(85)	(132)	(22)	(47)
Interest	—	—	(237)	(469)
Depreciation and amortization	(3,914)	(7,781)	(807)	(1,451)
	$5,605	$11,279	$1,090	$2,234

	June 30, 2018
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$519,351	$271,000
Cash and cash equivalents	18,749	2,807
Restricted cash	—	533
Other assets	32,730	23,043
Secured notes payable	—	(82,671)
Other liabilities	(31,156)	(21,740)
Redeemable noncontrolling interests	(10,861)	—
	$528,813	$192,972

For the six months ended June 30, 2018 and 2017, we distributed an aggregate of $18.4 million and $10.8 million, respectively, to our consolidated real estate joint venture partners.

Investments

On January 1, 2018, we adopted a new accounting standard that requires us, on a prospective basis, to present our equity investments at fair value whenever fair value (or NAV) is readily available. For investments without readily available fair values, we adjust the cost basis whenever such investments have an observable price change. Further adjustments are not made until another price change, if any, is observed. Refer to Note 6 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

	June 30, 2018
	Three Months Ended	Six Months Ended
Realized gains	$7,463	$20,795
Unrealized gains	5,067	77,296
Investment income	$12,530	$98,091

	Cost	Adjustments		Carrying Amount
Investments at fair value:
Publicly traded companies	$101,603	$97,013		$198,616
Entities that report NAV	173,813	110,843	(1)	284,656

Entities that do not report NAV:
Entities with observable price changes since 1/1/18	12,811	10,289		23,100
Entities without observable price changes	284,381	—		284,381
June 30, 2018	$572,608	$218,145	(2)	$790,753

March 31, 2018	$511,162	$213,148		$724,310

(1)	Represents adjustments, using reported NAV as a practical expedient to estimate fair value, for our limited partnership investments.

(2)
Comprises (i) $50 million of unrealized gains recognized prior to adoption of the new accounting standard, (ii) $91 million of unrealized gains recognized upon adoption of the new accounting standard, and (iii) $77 million of unrealized gains recognized subsequent to adoption of the new accounting standard.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

287	$2.0M
Holdings	Average Cost of Investment

Liquidity

Net Debt to Adjusted EBITDA(1)	Net Debt and Preferred Stock to Adjusted EBITDA(1)

Fixed-Charge Coverage Ratio(1)	Liquidity(2)
	$2.9B

	(In millions)
	Availability under our $1.65 billion unsecured senior line of credit	$1,650
	Outstanding forward equity sales agreements	710
	Cash, cash equivalents, and restricted cash	322
	Investments in publicly traded companies	199
	Remaining construction loan commitments	15
		$2,896

(1)	Quarter annualized.

(2)	As of June 30, 2018.

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, repurchase/redemption of preferred stock, and payment of dividends through net cash provided by operating activities, periodic asset sales, strategic real estate joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and issuance of additional debt and/or equity securities, including settlement of our forward equity sales agreements.

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

•	Improve credit profile and relative long-term cost of capital;

•
Maintain diverse sources of capital, including sources from net cash provided by operating activities, unsecured debt, secured debt, selective asset sales, partial interests sales, preferred stock, and common stock;

•	Maintain commitment to long-term capital to fund growth;

•	Maintain prudent laddering of debt maturities;

•	Maintain solid credit metrics;

•	Maintain significant balance sheet liquidity;

•	Mitigate unhedged variable-rate debt exposure through the reduction of short-term and medium-term variable-rate bank debt;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund preferred stock and common stock dividends and distributions to noncontrolling interests from net cash provided by operating activities;

•	Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate; and

•	Maintain high levels of pre-leasing and percentage leased in value-creation projects.

The following table presents the availability under our $1.65 billion unsecured senior line of credit; available commitments under our secured construction loans; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of June 30, 2018 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
$1.65 billion unsecured senior line of credit	L+1.00%	$1,650,000	$—	$1,650,000
50 and 60 Binney Street secured construction loan	L+1.50%	350,000	334,363	15,637
		$2,000,000	$334,363	1,665,637
Outstanding forward equity sales agreements				709,888
Cash, cash equivalents, and restricted cash				321,841
Investments in publicly traded companies				198,616
Total liquidity				$2,895,982

Refer to Note 9 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our secured construction loans.

Cash, cash equivalents, and restricted cash

As of June 30, 2018, and December 31, 2017, we had $321.8 million and $277.2 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash; cash flows from operating activities; proceeds from asset sales; borrowings under our $1.65 billion unsecured senior line of credit; secured construction loan borrowings; issuances of unsecured notes payable; and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distribution to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Net cash provided by operating activities	$258,241	$223,746	$34,495
Net cash used in investing activities	$(1,268,899)	$(981,720)	$(287,179)
Net cash provided by financing activities	$1,056,486	$760,755	$295,731

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the six months ended June 30, 2018, increased to $258.2 million, compared to $223.7 million for the six months ended June 30, 2017. This increase was primarily attributable to (i) cash flows generated by our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2017, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2017.

Investing activities

Cash flows used in investing activities for the six months ended June 30, 2018 and 2017, consisted of the following (in thousands):

	Six Months Ended June 30,
	2018	2017
Sources of cash from investing activities:			Increase/(Decrease)
Sales of investments	44,707	12,577	32,130
Deposits for investing activities	5,500	450	5,050
Proceeds from sales of real estate	—	3,528	(3,528)
	50,207	16,555	33,652
Uses of cash for investing activities:			(Increase)/Decrease
Purchases of real estate	(688,698)	(480,543)	(208,155)
Investments in unconsolidated real estate joint ventures	(44,486)	(163)	(44,323)
Additions to investments	(118,775)	(81,192)	(37,583)
Acquisitions of interests in unconsolidated real estate joint ventures	(35,922)	—	(35,922)
Additions to real estate	(431,225)	(436,377)	5,152
	(1,319,106)	(998,275)	(320,831)

Net cash used in investing activities	$(1,268,899)	$(981,720)	$(287,179)

The change in net cash used in investing activities for the six months ended June 30, 2018, is primarily due to an increased use of cash for property acquisitions and construction related to our highly leased pipeline. Refer to Note 3 – “Investments in Real Estate” and Note 6 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for further information.

Financing activities

Cash flows provided by financing activities for the six months ended June 30, 2018 and 2017, consisted of the following (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Borrowings from secured notes payable	$9,044	$117,666	$(108,622)
Repayments of borrowings from secured notes payable	(3,162)	(1,677)	(1,485)
Proceeds from issuance of unsecured senior notes payable	899,321	424,384	474,937
Borrowings from unsecured senior line of credit	2,469,000	2,069,000	400,000
Repayments of borrowings from unsecured senior line of credit	(2,519,000)	(1,797,000)	(722,000)
Repayments of borrowings from unsecured senior bank term loans	—	(200,000)	200,000
Changes related to debt	855,203	612,373	242,830

Repurchase of 7.00% Series D cumulative convertible preferred stock	—	(17,934)	17,934
Redemption of 6.45% Series E cumulative redeemable preferred stock	—	(130,350)	130,350
Proceeds from the issuance of common stock	400,207	459,607	(59,400)
Dividend payments	(185,644)	(156,311)	(29,333)
Contributions from noncontrolling interests	14,564	8,505	6,059
Distributions to and purchase of noncontrolling interests	(19,841)	(10,791)	(9,050)
Other	(8,003)	(4,344)	(3,659)
Net cash provided by financing activities	$1,056,486	$760,755	$295,731

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2018, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations. Updates to key sources and uses of capital guidance for 2018 include: (a) $290 million increase in the midpoint of acquisitions range from $720 million to $1.0 billion, (b) $220 million increase in the midpoint of real estate dispositions, partial interest sales, and common equity range from $1.2 billion to $1.4 billion, (c) $300 million increase in issuance of unsecured senior notes payable reflecting the June 2018 issuance of our $900 million unsecured senior notes, and (d) $150 million increase in repayments of secured notes payable reflecting the July 2018 partial repayment of our secured construction loan.

Key Sources and Uses of Capital (In millions)	2018 Guidance			Certain Completed Items through 7/30/18
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$140	$180	$160
Incremental debt	540	500	520
Real estate dispositions, partial interest sales, and common equity	1,330	1,530	1,430	$1,200	(1)
Total sources of capital	$2,010	$2,210	$2,110

Uses of capital:
Construction	$1,050	$1,150	$1,100
Acquisitions	960	1,060	1,010	(2)
Total uses of capital	$2,010	$2,210	$2,110

Incremental debt (included above):
Issuance of unsecured senior notes payable	$900	$900	$900	$900
Repayments of secured notes payable	(160)	(165)	(163)	$(150)
Repayment of unsecured senior term loan	(200)	(200)	(200)
$1.65 billion unsecured senior line of credit/other	—	(35)	(17)
Incremental debt	$540	$500	$520

(1)
We have completed transactions aggregating $1.2 billion through July 2018. This includes completed and projected settlement of our forward equity sales agreements and completed sales under our ATM program. In January 2018, we executed forward equity sales agreements for 6.9 million shares of our common stock. In March 2018, we settled 843,600 shares from the forward equity sales agreements and received proceeds of $100.2 million, net of underwriting discounts and adjustments provided in the forward equity sales agreements. We expect to receive proceeds of $709.9 million upon settlement of the remaining outstanding forward equity sales agreements, to be further adjusted as provided in the sales agreements, in 2018. During the three months ended June 30, 2018, we sold 2.5 million shares of common stock under our ATM program at $124.46 per share, with net proceeds of $300.8 million. In July 2018, we sold 703,625 shares of common stock under our ATM common stock offering program for $127.91 per share and received net proceeds of $88.7 million.

(2)	Refer to “Acquisitions” within the “Investments in Real Estate” section within this Item 2 for additional information.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors”; and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10‑K for the year ended December 31, 2017. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $140.0 million to $180.0 million of net cash flows from operating activities after payment of common stock and preferred stock dividends, and distributions to noncontrolling interests. Changes in operating assets and liabilities are excluded from this calculation as they represent timing differences. For the year ending December 31, 2018, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed, along with contributions from Same Properties and recently acquired properties, to contribute significant increases in rental revenue, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $44 million related to initial free rent granted on development and redevelopment projects recently placed into service (and no longer in our value-creation pipeline) that are currently generating rental revenue. Refer to “Cash Flows” under the “Liquidity” section earlier within this Item 2 of this report for a discussion of net cash provided by operating activities for the six months ended June 30, 2018.

Debt

In February 2018, S&P Global Ratings raised its credit outlook for our corporate credit rating to BBB/Positive from BBB/Stable. The positive outlook reflects S&P’s belief that “there is further ratings upside over the next couple of years stemming from the company’s high quality operating portfolio and projects under development, combined with a prudent financial policy.”

The table below reflects the outstanding balances, maturity dates, applicable margins, and facility fees for each of the following facilities (dollars in thousands):

	As of June 30, 2018
Facility	Balance	Maturity Date(1)	Applicable Margin	Facility Fee
$1.65 billion unsecured senior line of credit	$—	October 2021	L+1.00%	0.20%
2019 Unsecured Senior Bank Term Loan	$199,620	January 2019	L+1.20%	N/A
2021 Unsecured Senior Bank Term Loan	$348,704	January 2021	L+1.10%	N/A

(1)	Includes any extension options that we control.

We expect to amend our $1.65 billion unsecured senior line of credit and our 2021 Unsecured Senior Bank Term Loan to extend the maturity date of both facilities to 2024, among other changes. We also expect to repay the entire outstanding balance of our 2019 Unsecured Senior Bank Term Loan in 2018.

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

We use our $1.65 billion unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties. Borrowings under the $1.65 billion unsecured senior line of credit will bear interest at a “Eurocurrency Rate” or a “Base Rate” specified in the amended $1.65 billion unsecured line of credit agreement plus, in either case, the Applicable Margin. The Eurocurrency Rate specified in the amended $1.65 billion unsecured line of credit agreement is, as applicable, the rate per annum equal to either (i) the LIBOR or a successor rate thereto as approved by the administrative agent for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The Base Rate means, for any day, a fluctuating rate per annum, equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our $1.65 billion unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20% based on the aggregate commitments outstanding.

We expect to fund a significant portion of our capital needs in 2018 from the issuance of unsecured senior notes payable, and from borrowings under our $1.65 billion unsecured senior line of credit.

In June 2018, we completed an offering of $900.0 million of unsecured senior notes for net proceeds of $891.4 million. The offering consisted of $450.0 million of 4.00% Unsecured Senior Notes, which will be used to fund certain eligible green development and redevelopment projects that have received or are expected to receive LEED® Gold or Platinum certification, and $450.0 million of 4.70% Unsecured Senior Notes.

In November 2017, we completed a $600.0 million public offering of our unsecured senior notes payable due on April 30, 2025, at a stated interest rate of 3.45%. We used the net proceeds, after discounts and issuance costs, of $593.5 million to repay two secured notes payable aggregating $389.8 million and for general corporate purposes, including the reduction of the outstanding balance on our $1.65 billion unsecured senior line of credit.

In March 2017, we completed a $425.0 million public offering of unsecured senior notes, due in 2028, at an interest rate of 3.95%. We used the net proceeds, after discounts and issuance costs, of $420.5 million to repay outstanding borrowings on our $1.65 billion unsecured senior line of credit.

During the six months ended June 30, 2017, we completed a partial repayment of $200 million of our 2019 Unsecured Senior Bank Term Loan, which reduced the total outstanding balance from $400 million to $200 million, and recognized a loss on early extinguishment of debt of $670 thousand related to the write-off of unamortized loan fees. We expect to repay the outstanding balance of $200 million by the end of 2018.

Real estate dispositions and common equity

For 2018, we expect real estate dispositions, partial interest sales, and issuances of common equity ranging from $1.3 billion to $1.5 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold. In addition, the amount of common equity issued will be subject to market conditions.

For additional information, refer to “Sales of Real Estate Assets” within Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report.

ATM common stock offering program

In October 2016, we established an ATM common stock offering program that allowed us to sell up to an aggregate of $600.0 million of our common stock. During the six months ended June 30, 2017, we completed our ATM program with the sale of 2.1 million shares of common stock for gross proceeds of $245.8 million, or $118.97 per share, and net proceeds of approximately $241.8 million.

In August 2017, we established a new ATM common stock offering program that allows us to sell up to an aggregate of $750.0 million of our common stock. As of December 31, 2017, we sold an aggregate of 2.8 million shares of common stock under this program for gross proceeds of $336.6 million. During the three and six months ended June 30, 2018, we sold additional 2.5 million shares of common stock under this ATM common stock offering program for gross proceeds of $305.7 million, or $124.46 per share, and received net proceeds of $300.8 million. As of June 30, 2018, we sold an aggregate of 5.2 million shares of common stock under this program for gross proceeds of $642.3 million, or $122.82 per share, and received net proceeds of $632.0 million. As of June 30, 2018, the remaining aggregate amount available under our current program for future sales of common stock was $107.7 million.

In July 2018, we sold 703,625 shares of common stock under our ATM common stock offering program for gross proceeds of $90.0 million, or $127.91 per share, and received net proceeds of $88.7 million. As of July 30, 2018, the remaining aggregate amount available under our current program for future sales of common stock was $17.7 million.

Forward equity sales agreements

In March 2017, we executed an offering to sell an aggregate 6.9 million shares of our common stock, which consisted of an initial issuance of 2.1 million shares and the remaining 4.8 million shares subject to forward equity sales agreements, at a public offering price of $108.55 per share, less underwriters’ discount. Approximately 60% of the proceeds was initially targeted to fund value-creation acquisitions and construction, with approximately 40% targeted to fund balance sheet improvements, including reduction in our projected net debt to Adjusted EBITDA – fourth quarter of 2017, annualized by 0.2x, and redemption of our Series E Redeemable Preferred Stock. Aggregate net proceeds from the sale, after underwriters’ discount and issuance costs, of $702.4 million consisted of the following:

•	2.1 million shares issued at closing in March 2017 with net proceeds of $217.8 million; and

•	4.8 million shares issued in December 2017 with net proceeds of $484.6 million.

In January 2018, we entered into forward equity sales agreements to sell an aggregate 6.9 million shares of our common stock (including the exercise of underwriters’ option to purchase an additional 900,000 shares), at a public offering price of $123.50 per share, before underwriting discounts. The agreements must be settled no later than April 8, 2019. In March 2018, we settled 843,600 shares from our forward equity sales agreements and received proceeds of $100.2 million, net of underwriting discounts and adjustments provided in the forward equity sales agreements. We expect to settle the remaining shares under our forward sales agreements in 2018 and expect to receive proceeds of $709.9 million upon settlement of the remaining outstanding forward equity sales agreements, which will be further adjusted as provided in the forward equity sales agreements. We intend to use the net proceeds received upon the settlement of the forward equity sales agreements to fund acquisitions and the construction of ongoing highly leased development projects, with any remaining proceeds to be held for general working capital and other corporate purposes, including the reduction of the outstanding balance on our unsecured senior line of credit, if any.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the six months ended June 30, 2018, we received $14.6 million in contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 3.5 million RSF of new Class A office/laboratory and tech office space, and intermediate-term and future value-creation projects supporting an aggregate of 7.0 million SF of ground-up development in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “Development and Redevelopment of New Class A Properties: 2018 – 2020 Deliveries” and “Summary of Capital Expenditures” subsections under the “Investments in Real Estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2018 and 2017, of $28.9 million and $28.2 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, pre-construction, and construction projects, which aggregated $13.5 million and $12.7 million for the six months ended June 30, 2018 and 2017, respectively. The increase in capitalized payroll and other indirect project costs for the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to an approximately 403 thousand SF of incremental development projects that commenced pre-construction activities in 2018. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $4.2 million for the six months ended June 30, 2018.

We also capitalize and defer initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized and deferred relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized and deferred also include the portion of our employees’ total compensation and payroll-related benefits directly related to time spent performing the activities described above and related to the respective lease that would not have been performed but for that lease.

During the six months ended June 30, 2018 and 2017, our total leasing activity aggregated 2,467,160 RSF at a weighted-average terms of 10.4 years, and 2,402,558 RSF at a weighted-average terms of 7.6 years, respectively.

Total initial direct leasing costs capitalized during the six months ended June 30, 2018, were $33.3 million, or $1.30 per rentable square foot leased per year of lease term, inclusive of $9.2 million of capitalized and deferred payroll costs and legal costs, or $0.36 per rentable square foot leased per year of lease term, directly related and essential to our leasing activities during the period.

Total initial direct leasing costs capitalized during the six months ended June 30, 2017, were $28.8 million, or $1.57 per rentable square foot leased per year of lease term, inclusive of $8.1 million of capitalized and deferred payroll costs and legal costs, or $0.44 per rentable square foot leased per year of lease term, directly related and essential to our leasing activities during the period.

The increase in initial direct leasing costs capitalized was primarily due to an increase in the leasing activity related to development, redevelopment, or previously vacant space aggregating 1.5 million RSF for the six months ended June 30, 2018 with a weighted average lease term of 13.7 years compared to 919,553 RSF for the six months ended June 30, 2017 with a weighted average lease term of 10.0 years.

Acquisitions

Refer to the “Acquisitions” section within Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 and “Acquisitions” under the “Investments in Real Estate” section within this Item 2 of this report for more information on our acquisitions.

7.00% Series D cumulative convertible preferred stock repurchases

As of June 30, 2018, we had 3.0 million shares of our Series D Convertible Preferred Stock outstanding. During the three and six months ended June 30, 2018, we did not repurchase any outstanding shares of our Series D Convertible Preferred Stock. However, we may seek to repurchase shares of our Series D Convertible Preferred Stock, subject to market conditions. To the extent that we repurchase shares of our Series D Convertible Preferred Stock, we expect to fund such amounts with the proceeds from issuances of our common stock, subject to market conditions.

6.45% Series E cumulative redeemable preferred stock redemption

In March 2017, we announced the redemption of our Series E Redeemable Preferred Stock. On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share, or an aggregate $130.0 million, plus accrued dividends.

Dividends

During the six months ended June 30, 2018 and 2017, we paid the following dividends (in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Common stock dividends	$183,040	$149,296	$33,744
7.00% Series D cumulative convertible preferred stock dividends	2,604	2,823	(219)
6.45% Series E cumulative redeemable preferred stock dividends	—	4,192	(4,192)
	$185,644	$156,311	$29,333

The increase in dividends paid on our common stock for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to an increase in number of common shares outstanding at each record date of December 31, 2017, and December 31, 2016, as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $1.80 per common share paid during the six months ended June 30, 2018, from $1.66 per common share paid during the six months ended June 30, 2017.

Dividends paid on our Series D Convertible Preferred Stock for the six months ended June 30, 2018, decreased slightly from the dividends paid for the six months ended June 30, 2017, due to a decrease in number of shares outstanding as a result of the repurchase of 501,115 outstanding shares of our Series D Convertible Preferred Stock during the six months ended June 30, 2017. The decrease in dividends paid on our Series E Redeemable Preferred Stock was due to the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock on April 14, 2017.

Contractual obligations and commitments

Contractual obligations as of June 30, 2018, consisted of the following (in thousands):

		Payments by Period
	Total	2018	2019-2020	2021-2022	Thereafter
Secured and unsecured debt (1) (2)	$5,635,425	$3,895	$1,053,702	$914,122	$3,663,706
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	1,377,156	85,319	401,291	338,069	552,477
Estimated interest payments on unhedged variable-rate debt (4)	5,119	5,119	—	—	—
Ground lease obligations	607,486	6,339	25,436	24,519	551,192
Other obligations	3,295	921	2,104	270	—
Total	$7,628,481	$101,593	$1,482,533	$1,276,980	$4,767,375

(1)	Amounts represent principal amounts due and exclude unamortized premiums/discounts and deferred financing costs reflected on the consolidated balance sheets.

(2)	Payment dates reflect any extension options that we control.

(3)	Amounts are based upon contractual interest rates, including expenses related to our interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(4)	Interest payments on unhedged variable-rate debt are based on the interest rates in effect as of June 30, 2018.

Secured notes payable

Secured notes payable as of June 30, 2018, consisted of seven notes secured by 18 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 4.28%. As of June 30, 2018, the total book value of our investments in real estate securing debt were approximately $1.7 billion. As of June 30, 2018, our secured notes payable, including unamortized discounts and deferred financing costs, were composed of approximately $491.9 million and $284.4 million of fixed-rate/hedged variable-rate debt and unhedged variable-rate debt, respectively.

Unsecured senior notes payable, unsecured senior bank term loans, and $1.65 billion unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of June 30, 2018, were as follows:

Covenant Ratios (1)	Requirement	June 30, 2018
Total Debt to Total Assets	Less than or equal to 60%	37%
Secured Debt to Total Assets	Less than or equal to 40%	5%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	5.2x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	258%

(1)
For definitions of the ratios, refer to the indenture at Exhibits 4.3, 4.13, and 4.18 hereto and the related supplemental indentures at Exhibits 4.4, 4.7, 4.9, 4.11, 4.14, 4.16, 4.19, 4.21, 4.23, and 4.25 hereto, which are each listed under Item 6 of this report.

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior bank term loans and our $1.65 billion unsecured senior line of credit as of June 30, 2018, were as follows:

Covenant Ratios (1)	Requirement	June 30, 2018
Leverage Ratio	Less than or equal to 60.0%	30.0%
Secured Debt Ratio	Less than or equal to 45.0%	4.1%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.01x
Unsecured Leverage Ratio	Less than or equal to 60.0%	33.3%
Unsecured Interest Coverage Ratio	Greater than or equal to 1.50x	6.64x

(1)
For definitions of the ratios, refer to the amended $1.65 billion unsecured senior line of credit and unsecured senior bank term loan agreements filed as Exhibits 10.1, 10.2, and 10.3, which are listed under Item 15 of our annual report on Form 10-K for the year ended December 31, 2017.

Estimated interest payments

Estimated interest payments on our fixed-rate and hedged variable-rate debt were calculated based upon contractual interest rates, including estimated interest expense related to interest rate hedge agreements, interest payment dates, and scheduled maturity dates. As of June 30, 2018, approximately 95% of our debt was fixed-rate debt or variable-rate debt subject to interest rate hedge agreements. Refer to Note 10 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements under Item 1 of this report for further information. The remaining 5% of our debt as of June 30, 2018, was unhedged variable-rate debt based primarily on LIBOR. Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of June 30, 2018. Refer to Note 9 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information regarding our debt.

Interest rate hedge agreements

We utilize interest rate derivatives to hedge a portion of our exposure to volatility in variable interest rates primarily associated with our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and variable-rate secured construction loans. Our derivative instruments consisted of interest rate swaps.

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

We have entered into master derivative agreements with our counterparties. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our respective counterparties to address and minimize certain risks associated with our interest rate hedge agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, these agreements are spread among various counterparties. The largest aggregate notional amount in effect at any single point in time with an individual counterparty in our interest rate hedge agreements existing as of June 30, 2018, was $100.0 million. If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate hedge agreements.

Ground lease obligations

Ground lease obligations as of June 30, 2018, included leases for 28 of our properties, which accounted for approximately 12% of our total number of properties, and one land development parcel. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $8.9 million as of June 30, 2018, our ground lease obligations have remaining lease terms ranging from approximately 35 to 96 years, including extension options.

As of June 30, 2018, the remaining contractual payments under our ground and office lease agreements for which we are the lessee aggregated $607.5 million and $3.3 million, respectively. Under the new lease ASU effective on January 1, 2019, described in detail under the “Lease Accounting” subsection of “Recent Accounting Pronouncements” within Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report, we will be required to recognize a right-of-use asset and a related liability to account for our future obligations under our ground and office lease arrangements for which we are the lessee. The lease liability will be measured based on the present value of the remaining lease payments. The right-of-use asset will be equal to the corresponding lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease. As of June 30, 2018, the estimated present value of the remaining contractual payments under our ground and office lease agreements for which we are the lessee is in the range from $200.0 million to $230.0 million.

Commitments

As of June 30, 2018, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $696.1 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We have existing office space at 161 First Street/50 Rogers Street in our Alexandria Center® at Kendall Square (“ACKS”) campus that we are required to partially convert to multifamily residential space, pursuant to our entitlements for our ACKS campus. Pursuant to these requirements, we expect to begin construction of the conversion to multifamily residential in 2019. In addition, we have letters of credit and performance obligations aggregating $9.2 million primarily related to construction projects.

In March 2018, we acquired a 10% interest in a real estate joint venture with Uber and the Golden State Warriors that owns 1655 and 1725 Third Street, located in our Mission Bay/SoMa submarket of San Francisco. Our total equity contribution commitment is $78.0 million, of which we have contributed $32.0 million through June 30, 2018.

In November 2017, we entered into an agreement with a real estate developer in the San Francisco Bay Area to own a 49% interest in a real estate joint venture at Menlo Gateway in our Greater Stanford submarket of San Francisco. Our total equity contribution commitment is $269.0 million, of which we have contributed $117.1 million through June 30, 2018.

We are also committed to funding approximately $190.6 million for non-real estate investments over the next several years.

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
Accumulated other comprehensive income

Accumulated other comprehensive income attributable to Alexandria Real Estate Equities, Inc. consists of the following (in thousands):

	Net Unrealized Gain (Loss) on:
	Available-for-Sale Equity Securities		Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2017	$49,771		$5,157	$(4,904)	$50,024
Amounts reclassified from other comprehensive income to retained earnings	(49,771)	(1)	—	—	(49,771)

Other comprehensive income (loss) before reclassifications	—		2,643	(3,572)	(929)
Amounts reclassified from other comprehensive income to net income	—		(1,809)	—	(1,809)
Net other comprehensive income	—		834	(3,572)	(2,738)

Balance as of June 30, 2018	$—		$5,991	$(8,476)	$(2,485)

(1)	Refer to Note 6 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Interest rate hedge agreements

Changes in our accumulated other comprehensive income balance relate to the change in fair value of our interest rate hedge agreements. We reclassify amounts from accumulated other comprehensive income as we recognize interest expense related to the hedged variable-rate debt instrument.

Foreign currency translation

Changes in our accumulated other comprehensive income balance relate to changes in the foreign exchange rates for our real estate investments in Canada and Asia. Additionally, we reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Critical accounting policies

Refer to our annual report on Form 10‑K for the year ended December 31, 2017, for a discussion of our critical accounting policies related to investments in real estate and properties classified as held for sale, impairment of long-lived assets, capitalization of costs, recognition of rental revenue and tenant recoveries, and monitoring of tenant credit quality. There were no significant changes to these policies during the six months ended June 30, 2018. The changes to our critical accounting policies related to accounting for our equity investments in publicly traded companies and privately held entities primarily involved in the life science and technology industries are discussed below.

We hold investments in publicly traded companies and privately held entities primarily involved in the life science and technology industries. As a REIT, we generally limit our ownership percentage in the voting stock of each individual entity to less than 10%.

Prior to January 1, 2018

Prior to the adoption of a new ASU on financial instruments effective January 1, 2018, all of our equity investments in actively traded public companies were considered available-for-sale and were reflected in the accompanying consolidated balance sheets at fair value. Fair value was determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of accumulated other comprehensive income within total equity (excluded from net income). The classification of each investment was determined at the time each investment was made, and such determination was reevaluated at each balance sheet date. The cost of each investment sold was determined by the specific identification method, with realized gains or losses classified in other income in the accompanying consolidated statements of income. Investments in privately held entities were generally accounted for under the cost method when our interest in the entity was so minor that we had virtually no influence over the entity’s operating and financial policies. Investments in privately held entities were accounted for under the equity method unless our interest in the entity was deemed to be so minor that we had virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognized our investment initially at cost and adjusted the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

We periodically assessed our investments in available-for-sale equity securities and privately held companies accounted for under the cost method for other-than-temporary impairment. We monitored each of our investments throughout the year for new developments, including operating results, results of clinical trials, capital-raising events, and merger and acquisition activities. Individual investments were evaluated for impairment when changes in conditions indicated an impairment may exist. The factors that we considered in making these assessments included, but were not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives, and new collaborative agreements. If an unrealized loss related to an available-for-sale equity security was determined to be other-than-temporary, such unrealized loss was reclassified from accumulated other comprehensive income within total equity into earnings. For a cost method investment, if a decline in the fair value of an investment below its carrying value was determined to be other-than-temporary, such investment was written down to its estimated fair value with a charge to earnings. If there were no identified events or changes in circumstances that might have had an adverse effect on our cost method investments, we did not estimate the investment’s fair value.

Effective January 1, 2018

Beginning on January 1, 2018, under the new ASU, equity investments (except those accounted for under the equity method and those that result in consolidation of the investee) are measured at fair value, with changes in fair value recognized in net income, as follows:

•
Investments in publicly traded companies are classified as investments with readily determinable fair values. These investments are carried at fair value, with changes in fair value recognized through earnings, rather than in accumulated other comprehensive income within total equity. The fair values for our investments in publicly traded companies continue to be determined based on sales prices/quotes available on securities exchanges, or published prices that serve as the basis for current transactions.

•	Investments in privately held entities without readily determinable fair values fall into two categories:

•
Investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient with changes in fair value recognized in net income.

•
Investments in privately held entities that do not report NAV are accounted for using a measurement alternative that allows these investments to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

For investments in privately held entities that do not report NAV, an observable price is a price observed in an orderly transaction for an identical or similar investment of the same issuer. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold.

Investments in privately held entities that do not report NAV continue to be evaluated on the basis of a qualitative assessment for indicators of impairment, utilizing the same monitoring criteria described above. If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment loss, without consideration as to whether the impairment is other-than-temporary, in an amount equal to the investment’s carrying value in excess of its estimated fair value.

Investments in privately held entities will continue to be accounted for under the equity method unless our interest in the entity was deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognize our investment initially at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

Initial adoption of new ASU

On January 1, 2018, we recognized the following adjustments upon adoption of the new ASU:

•
For investments in publicly traded companies, reclassification of unrealized gains and losses as of December 31, 2017, aggregating $49.8 million, from accumulated other comprehensive income to retained earnings.

•	For investments in privately held entities without readily determinable fair values that were previously accounted for under the cost method:

•
Adjustment to investments for unrealized gains aggregating $90.8 million related to investments in privately held entities that report NAV, representing the difference between fair value as of December 31, 2017, using NAV as a practical expedient and the carrying value of the investments as of December 31, 2017, with a corresponding adjustment to retained earnings.

•
No adjustment was required for investments in privately held entities that do not report NAV. The ASU requires a prospective transition approach for investments in privately held entities that do not report NAV. The FASB clarified that it would be difficult for entities to determine the last observable transaction price existing prior to the adoption of this ASU. Therefore, unlike our investments in privately held entities that report NAV that were adjusted to reflect fair values upon adoption of the new ASU, our investments in privately held entities that do not report NAV were not retrospectively adjusted to fair values upon adoption. As such, any initial valuation adjustments made for investments in privately held entities that do not report NAV subsequent to January 1, 2018, as a result of future observable price changes will include recognition of unrealized gains or losses equal to the difference between the carrying basis of the investment and the observable price at the date of measurement.

Non-GAAP measures

This section contains additional information of certain non-GAAP financial measures and the reasons why we use these supplemental measures of performance and believe they provide useful information to investors, as well as the definitions of other terms used in this report.

Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Nareit Board of Governors established funds from operations as an improved measurement tool. Since its introduction, funds from operations has become a widely used non-GAAP financial measure among equity REITs. We believe that funds from operations is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that funds from operations, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences recognized because of real estate investment and disposition decisions, financing decisions, capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. We compute funds from operations in accordance with standards established by the Nareit Board of Governors in its April 2002 White Paper and related implementation guidance (the “Nareit White Paper”). The Nareit White Paper defines funds from operations as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable real estate and land parcels, and impairments of depreciable real estate (excluding land parcels), plus real estate-related depreciation and amortization, and after adjustments for our share of consolidated and unconsolidated partnerships and real estate joint ventures. Impairments represent the write-down of assets when fair value over the recoverability period is less than the carrying value due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period. The definition of funds from operations in the Nareit White Paper does not include adjustments related to unrealized gains and losses on non-real estate investments, which are affected by market conditions outside of our control. Consequently, unrealized gains and losses on non-real estate investments recognized in earnings affects our reported funds from operations as computed in accordance with the Nareit White Paper.

We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White Paper excluding significant realized gains or losses on the sale of non-real estate investments, unrealized gains or losses on non-real estate investments, losses on early extinguishment of debt, preferred stock redemption charges, impairments of non-depreciable real estate, impairments of non-real estate investments, and deal costs, and the amount of such items that is allocable to our unvested restricted stock awards. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure calculated and presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts. Per share amounts may not add due to rounding.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018		2017	2018		2017
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$52,016		$31,630	$184,991		$57,291
Depreciation and amortization	118,852		104,098	233,071		201,281
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(3,914)		(3,735)	(7,781)		(7,377)
Our share of depreciation and amortization from unconsolidated real estate JVs	807		324	1,451		736
Gain on sales of real estate – rental properties	—		—	—		(270)
Gain on sales of real estate – land parcels	—		(111)	—		(111)
Impairment of real estate – rental properties	—		203	—		203
Allocation to unvested restricted stock awards	(1,042)		(685)	(3,212)		(1,245)
Dilutive effect of assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	—		—	2,604		—
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	166,719		131,724	411,124		250,508
Unrealized gains on non-real estate investments(1)	(5,067)		—	(77,296)		—
Realized gain on non-real estate investment	—		—	(8,252)		—
Removal of dilutive effect of assumed conversion of 7.00% Series D cumulative convertible preferred stock included in funds from operations above(1)	—		—	(2,604)		—
Impairment of land parcels and non-real estate investments	6,311	(3)	4,491	6,311	(3)	4,491
Loss on early extinguishment of debt	—		—	—		670
Preferred stock redemption charge	—		—	—		11,279
Allocation to unvested restricted stock awards	(18)		(58)	1,140		(209)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$167,945		$136,157	$330,423		$266,739

(1)
On January 1, 2018, we adopted an ASU that requires changes in the fair value of our non-real estate investments to be recognized in net income. During the three months ended March 31, 2018, we recognized unrealized gains of $72.2 million. These unrealized gains are included in our net income and funds from operations as defined by Nareit (“Nareit FFO”). For net income per share purposes, our Series D Convertible Preferred Stock was not assumed to be converted for the three months ended March 31, 2018, as its assumed conversion was anti-dilutive. However, for Nareit FFO per share, we assumed the conversion of the Series D Convertible Preferred Stock because its effect was dilutive on a per share basis.

We compute funds from operations, as adjusted, excluding unrealized gains or losses on non-real estate investments. As a result, the assumed conversion of our Series D Convertible Preferred Stock was reversed from our Nareit FFO calculation, as its impact was anti-dilutive on a per share basis for our funds from operations, as adjusted.
Refer to Note 6 – “Investments” to our unaudited consolidated financial statement under Item 1 and “Weighted-Average Shares of Common Stock Outstanding – Diluted” within this section of this Item 2 for additional information.

(2)	Calculated in accordance with standards established by the Advisory Board of Governors of Nareit (the “Nareit Board of Governors”) in its April 2002 White Paper and related implementation guidance.

(3)	Impairment of real estate recognized during the three months ended June 30, 2018, related to one land parcel located in Northern Virginia that was subsequently sold in July 2018 with no gain or loss.

	Three Months Ended June 30,			Six Months Ended June 30,
(Per share)	2018		2017	2018		2017
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$0.51		$0.35	$1.83		$0.64
Depreciation and amortization	1.13		1.10	2.23		2.16
Allocation to unvested restricted stock awards	(0.01)		—	(0.03)		—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	1.63		1.45	4.03		2.80
Unrealized gains on non-real estate investments(2)	(0.05)		—	(0.76)		—
Realized gain on non-real estate investment	—		—	(0.08)		—
Impairment of land parcels and non-real estate investments	0.06	(3)	0.05	0.06	(3)	0.05
Loss on early extinguishment of debt	—		—	—		0.01
Preferred stock redemption charge	—		—	—		0.12
Allocation to unvested restricted stock awards	—		—	0.02		—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.64		$1.50	$3.27		$2.98

Weighted-average shares of common stock outstanding(2) for calculations of:
EPS – diluted and funds from operations – diluted, as adjusted, per share	102,236		90,745	101,191		89,479
Funds from operations – diluted, per share	102,236		90,745	101,933		89,479

(1)	Calculated in accordance with standards established by the Nareit Board of Governors in its April 2002 White Paper and related implementation guidance.

(2)	Refer to footnote 1 on prior page for additional information.

(3)	See footnote 3 on prior page for additional information.

Adjusted EBITDA and Adjusted EBITDA margins

We use Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental or additional means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate and land parcels, unrealized gains or losses on non-real estate investments, and impairments.

We believe Adjusted EBITDA provides investors with relevant and useful information as it allows investors to evaluate our operating performance without having to account for differences recognized because of real estate investment and disposition decisions, financing decisions, capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. For example, we exclude gains or losses on the early extinguishment of debt to allow investors to measure our performance independent of our capital structure and indebtedness. We believe that adjusting for the effects of impairments and gains or losses on sales of real estate allows investors to evaluate performance from period to period on a consistent basis without having to account for differences recognized because of real estate investment and disposition decisions. We believe that excluding charges related to share-based compensation and unrealized gains or losses on non-real estate investments facilitates for investors a comparison of our operations across periods without the variances caused by the volatility of the amounts (which depends on market forces outside our control). Adjusted EBITDA has limitations as a measure of our performance. Adjusted EBITDA does not reflect our historical cash expenditures or future cash requirements for capital expenditures or contractual commitments. While Adjusted EBITDA is a relevant measure of performance, it does not represent net income or cash flows from operations calculated and presented in accordance with GAAP, and it should not be considered as an alternative to those indicators in evaluating performance or liquidity.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$60,547	$41,496	$202,065	$89,051
Interest expense	38,097	31,748	75,012	61,532
Income taxes	1,106	1,333	2,046	2,100
Depreciation and amortization	118,852	104,098	233,071	201,281
Stock compensation expense	7,975	5,504	15,223	10,756
Loss on early extinguishment of debt	—	—	—	670
Gain on sales of real estate – rental properties	—	—	—	(270)
Gain on sales of real estate – land parcels	—	(111)	—	(111)
Unrealized gains on non-real estate investments	(5,067)	—	(77,296)	—
Impairment of real estate and non-real estate investments	6,311	4,694	6,311	4,694
Adjusted EBITDA	$227,821	$188,762	$456,432	$369,703

Revenue	$325,034	$273,059	$645,173	$543,936
Realized gains on non-real estate investments	7,463	—	20,795	—
Impairment of non-real estate investments	—	4,491	—	4,491
Revenues, as adjusted(1)	$332,497	$277,550	$665,968	$548,427

Adjusted EBITDA margins	69%	68%	69%	67%

(1)
Revenues, as adjusted, include realized gains or losses on non-real estate investments. We use revenues, as adjusted, in our calculation of Adjusted EBITDA margin. We believe using revenues, as adjusted, provides a more accurate Adjusted EBITDA margin calculation.

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental amount, in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of June 30, 2018, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses are classified in tenant recoveries in our consolidated statements of income.

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

Fixed-charge coverage ratio

Fixed-charge coverage ratio is a non-GAAP financial measure representing the ratio of Adjusted EBITDA to fixed charges. We believe this ratio is useful to investors as a supplemental measure of our ability to satisfy fixed financing obligations and preferred stock dividends. Cash interest is equal to interest expense calculated in accordance with GAAP plus capitalized interest, less amortization of loan fees and debt premiums/discounts. The fixed-charge coverage ratio calculation below is not directly comparable to the computation of ratio of earnings to fixed charges as defined in Item 503(d) of Regulation S-K and to the “Computation of Consolidated Ratio of Earnings to Fixed Charges and Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this quarterly report on Form 10‑Q.

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA	$227,821	$188,762	$456,432	$369,703

Interest expense	$38,097	$31,748	75,012	61,532
Capitalized interest	15,527	15,069	28,887	28,233
Amortization of loan fees	(2,593)	(2,843)	(5,136)	(5,738)
Amortization of debt premiums	606	625	1,181	1,221
Cash interest	51,637	44,599	99,944	85,248
Dividends on preferred stock	1,302	1,278	2,604	5,062
Fixed charges	$52,939	$45,877	$102,548	$90,310

Fixed-charge coverage ratio:
– period annualized	4.3x	4.1x	4.5x	4.1x
– trailing 12 months	4.3x	3.9x	4.3x	3.9x

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in collaborative life science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

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

Initial stabilized yield (unlevered)

Initial stabilized yield is calculated as the quotient of the estimated amounts of net operating income at stabilization and our investment in the property. Our initial stabilized yield excludes the benefit of leverage. Our cash rents related to our value-creation projects are expected to increase over time due to contractual annual rent escalations. Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs.

•	Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term(s) of the lease(s), calculated on a straight-line basis.

•	Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed and our total cash investment in the property.

Investment-grade or large cap tenants

Investment-grade or large cap tenants include tenants that are investment-grade rated or have a 12-month average reported market capitalization or private valuation greater than $10 billion.

Joint venture financial information

We present components of balance sheet and operating results information related to our joint ventures, which are not in accordance with or intended to be presentations in accordance with, GAAP. We present the proportionate share of certain financial line items as follows: (i) for each real estate joint venture that we consolidate in our financial statements, but of which we own less than 100%, we apply the noncontrolling interest economic ownership percentage to each financial item to arrive at the amount of such cumulative noncontrolling interest share of each component presented; and (ii) for each real estate joint venture that we do not control, and do not consolidate, we apply our economic ownership percentage to each financial item to arrive at our proportionate share of each component presented.

The components of balance sheet and operating results information related to joint ventures do not represent our legal claim to those items. For each entity that we do not wholly own, the joint venture agreement generally determines what equity holders can receive upon capital events, such as sales or refinancing, or in the event of a liquidation. Equity holders are normally entitled to their respective legal ownership of any residual cash from a joint venture only after all liabilities, priority distributions, and claims have been repaid or satisfied.

We believe this information can help investors estimate the balance sheet and operating results information related to our partially owned entities. Presenting this information provides a perspective not immediately available from consolidated financial statements and one that can supplement an understanding of joint venture assets, liabilities, revenues, and expenses included in our consolidated results.

The components of balance sheet and operating results information related to joint ventures are limited as an analytical tool as the overall economic ownership interest does not represent our legal claim to each of our joint ventures’ assets, liabilities, or results of operations. In addition, joint venture financial information may include financial information related to the unconsolidated real estate joint ventures that we do not control. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for more information on our unconsolidated real estate joint ventures. We believe that in order to facilitate for investors a clear understanding of our operating results and our total assets and liabilities, joint venture financial information should be examined in conjunction with our consolidated statements of income and balance sheets. Joint venture financial information should not be considered an alternative to our consolidated financial statements, which are prepared in accordance with GAAP.

Net cash provided by operating activities after dividends

Net cash provided by operating activities after dividends includes the deduction for distributions to noncontrolling interests. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences.

Net debt to Adjusted EBITDA and net debt and preferred stock to Adjusted EBITDA

Net debt to Adjusted EBITDA and net debt and preferred stock to Adjusted EBITDA are non-GAAP financial measures that we believe are useful to investors as supplemental measures in evaluating our balance sheet leverage. Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash. Net debt and preferred stock is equal to the sum of net debt, as discussed above, plus preferred stock outstanding as of the end of the period. Refer to “Adjusted EBITDA” within this section of this Item 2 for further information on the calculation of Adjusted EBITDA.

The following table reconciles debt to net debt, and to net debt and preferred stock, and computes the ratio of each to Adjusted EBITDA as of June 30, 2018, and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
Secured notes payable	$776,260		$771,061
Unsecured senior notes payable	4,289,521		3,395,804
Unsecured senior line of credit	—		50,000
Unsecured senior bank term loans	548,324		547,942
Unamortized deferred financing costs	33,775		29,051
Cash and cash equivalents	(287,029)		(254,381)
Restricted cash	(34,812)		(22,805)
Net debt	$5,326,039		$4,516,672

Net debt	$5,326,039		$4,516,672
7.00% Series D cumulative convertible preferred stock	74,386		74,386
Net debt and preferred stock	$5,400,425		$4,591,058

Adjusted EBITDA:
– quarter annualized	$911,284		$817,392
– trailing 12 months	$854,237		$767,508

Net debt to Adjusted EBITDA:
– quarter annualized	5.8	x	5.5	x
– trailing 12 months	6.2	x	5.9	x
Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.9	x	5.6	x
– trailing 12 months	6.3	x	6.0	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income (in thousands):

	Three Months Ended				Six Months Ended
	6/30/18	3/31/18	12/31/17	6/30/17	6/30/18	6/30/17
Net income	$60,547	$141,518	$45,607	$41,496	$202,065	$89,051

Equity in earnings of unconsolidated real estate joint ventures	(1,090)	(1,144)	(376)	(589)	(2,234)	(950)
General and administrative expenses	22,939	22,421	18,910	19,234	45,360	38,463
Interest expense	38,097	36,915	36,082	31,748	75,012	61,532
Depreciation and amortization	118,852	114,219	107,714	104,098	233,071	201,281
Impairment of real estate	6,311	—	—	203	6,311	203
Loss on early extinguishment of debt	—	—	2,781	—	—	670
Gain on sales of real estate – rental properties	—	—	—	—	—	(270)
Gain on sales of real estate – land parcels	—	—	—	(111)	—	(111)
Investment income	(12,530)	(85,561)	—	—	(98,091)	—
Net operating income	233,126	228,368	210,718	196,079	461,494	389,869
Straight-line rent revenue and amortization of acquired below-market leases	(28,457)	(38,801)	(37,428)	(22,909)	(67,258)	(63,860)
Net operating income (cash basis)	$204,669	$189,567	$173,290	$173,170	$394,236	$326,009

Net operating income (cash basis) – annualized	$818,676	$758,268	$693,160	$692,680	$788,472	$652,018

Revenues	$325,034	$320,139	$298,791	$273,059	$645,173	$543,936

Operating margin	72%	71%	71%	72%	72%	72%

Net operating income is a non-GAAP financial measure calculated as net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings (losses) of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and investment income. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for evaluating the operating performance of our consolidated real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease revenue adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent revenue and the amortization of acquired above- and below-market leases.

Further, we believe net operating income is useful to investors as a performance measure for our consolidated properties because, when compared across periods, net operating income reflects trends in occupancy rates, rental rates, and operating costs, which provide a perspective not immediately apparent from net income. Net operating income can be used to measure the initial stabilized yields of our properties by calculating the quotient of net operating income generated by a property on a straight-line basis and our investment in the property. Net operating income excludes certain components from net income in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort comparability of operating performance at the property level. Impairments of real estate have been excluded in deriving net operating income because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and deterioration in market conditions. We also exclude realized and unrealized investment income calculated under a new ASU effective January 1, 2018, which results from investment decisions that occur at the corporate level related to non-real estate investments in publicly traded companies and certain privately held entities. Therefore, we do not consider these activities to be an indication of operating performance of our real estate assets at the property level. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as loss on early extinguishment of debt, as these charges often relate to corporate strategy. Property operating expenses that are included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. We believe that in order to facilitate for investors a clear understanding of our operating results, net operating income should be examined in conjunction with net income as presented in our consolidated statements of income. Net operating income should not be considered as an alternative to net income as an indication of our performance, nor as an alternative to cash flows as a measure of our liquidity or our ability to make distributions.

Operating statistics

We present certain operating statistics related to our properties, including number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute the number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations at 100% for all properties in which we have an investment, including properties owned by our consolidated and unconsolidated real estate joint ventures. For operating metrics based on annual rental revenue, refer to “Annual Rental Revenue” herein.

Same property comparisons

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development or redevelopment properties recently placed into service, the consolidated total rental revenues, tenant recoveries, and rental operating expenses in our operating results can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given quarterly or annual period, we analyze the operating performance for all consolidated properties that were fully operating for the entirety of the comparative periods presented, referred to as same properties. We separately present quarterly and annual same property results within the interim financial information required by the SEC in our management’s discussion and analysis of our financial condition and results of operations. These same properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable quarterly or annual period presented, properties that underwent development or redevelopment at any time during the comparative periods, unconsolidated real estate joint ventures, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, rental revenues from lease termination fees, if any, are excluded from the results of same properties.

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

Unencumbered net operating income as a percentage of total net operating income

Unencumbered net operating income as a percentage of total net operating income is a non-GAAP financial measure that we believe is useful to investors as a performance measure of the results of operations of our unencumbered real estate assets as it reflects those income and expense items that are incurred at the unencumbered property level. Unencumbered net operating income is derived from assets classified in continuing operations, which are not subject to any mortgage, deed of trust, lien, or other security interest, as of the period for which income is presented.

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unencumbered net operating income	$204,843	$158,072	$403,442	$315,463
Encumbered net operating income	28,283	38,007	58,052	74,406
Total net operating income	$233,126	$196,079	$461,494	$389,869
Unencumbered net operating income as a percentage of total net operating income	88%	81%	87%	81%

Weighted-average shares of common stock outstanding – diluted

We enter into capital market transactions from time to time to fund acquisitions, fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. In March 2017 and January 2018, we entered into forward equity sales agreements to sell shares of our common stock. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. We also consider the effect of assumed conversions of our outstanding Series D Convertible Preferred Stock when determining potentially dilutive incremental shares to our common stock. When calculating the assumed conversion, we add back to net income dividends paid on our Series D Convertible Preferred Stock to the numerator and then include additional common shares assumed to have been issued to the denominator of the per share calculation. The effect of assumed conversion is considered separately for our per share calculations of net income, funds from operations, computed in accordance with the definition in the Nareit White Paper, and funds from operations, as adjusted. The effect of assumed conversion is included when it is dilutive on a per share basis. Refer to Note 12 – “Earnings per Share” and Note 13 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 for more information related to our forward equity sales agreements and our Series D Convertible Preferred Stock.

The weighted-average shares of common stock outstanding – diluted for EPS, FFO, and FFO, as adjusted, during each period include the following shares related to our forward equity sales agreements and Series D Convertible Preferred Stock incremental dilutive common stock (in thousands):

	June 30, 2018	June 30, 2017
Potential additional shares upon settlement/conversion:
Outstanding forward equity sales agreements	6,056	4,755
7.00% Series D Convertible Preferred Stock	2,975	2,975

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Incremental dilutive common shares:
Outstanding forward equity sales agreement	355	530	313	293

EPS – diluted and funds from operations, – diluted, as adjusted	355	530	313	293
Assumed conversion of Series D Convertible Preferred Stock	—	—	742	—
Funds from operations – diluted	355	530	1,055	293

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate hedge agreements are intended to reduce the effects of interest rate fluctuations. The following table illustrates the effect of a 1% change in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our $1.65 billion unsecured senior line of credit, unsecured senior bank term loans, and secured construction loans, after considering the effect of our interest rate hedge agreements, secured debt, and unsecured senior notes payable as of June 30, 2018 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(2,545)
Rate decrease of 1%	$2,545

Effect on fair value of total consolidated debt and interest rate hedge agreements:
Rate increase of 1%	$(258,216)
Rate decrease of 1%	$278,146

These amounts are determined by considering the effect of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in existence on June 30, 2018. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value for public investments, changes in NAV reported by privately held entities, and observable price changes for privately held entities that do not report NAV are recognized as investment income in our consolidated statements of income. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of June 30, 2018 (in thousands):

Equity price risk:
Fair value increase of 10%	$79,075
Fair value decrease of 10%	$(79,075)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the respective local currencies. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income as a separate component of total equity. Gains or losses will be reflected in our consolidated statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of June 30, 2018 (in thousands):

Effect of potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$117
Rate decrease of 10%	$(117)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$10,333
Rate decrease of 10%	$(10,333)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the six months ended June 30, 2018, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2018, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10‑Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2017 (as supplemented below). Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face.

The text below supplements the risk factor captioned, “Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt” in our annual report on Form 10‑K for the year ended December 31, 2017:

“In June 2017, the Alternative Reference Rates Committee (“ARRC”) selected the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. SOFR is observed and backward looking, which stands in contrast to LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. The first publication of SOFR was released by the Federal Reserve Bank of New York in April 2018. It is not yet clear how SOFR volatility compares to that of LIBOR. Daily reset SOFR rates have been noted to be more volatile than daily reset LIBOR rates, especially at month end. However, the thee-month average daily reset rates appear to display less volatility for SOFR than for LIBOR. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of LIBOR and potential alternatives at this time remains uncertain.”

Except as set forth above, additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, dated May 10, 2017	Form 8-K	May 12, 2017
3.4*	Amended and Restated Bylaws of the Company (as amended January 5, 2018)	Form 8-K	January 9, 2018
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, dated May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
4.1*	Specimen certificate representing shares of common stock	Form 10-Q	May 5, 2011
4.2*	Specimen certificate representing shares of 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
4.3*	Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K	February 29, 2012
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
		Form 8-K	July 18, 2014
4.12*	Form of 4.500% Senior Note due 2029 (included in Exhibit 4.11 above)	Form 8-K	July 18, 2014
4.13*	Indenture, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015

Exhibit Number		Exhibit Title	Incorporated by Reference to:	Date Filed
4.14*		Supplemental Indenture No. 1, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.15*		Form of 4.30% Senior Note due 2026 (included in Exhibit 4.14 above)	Form 8-K	November 17, 2015
4.16*		Supplemental Indenture No. 2, dated as of June 10, 2016, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	June 10, 2016
4.17*		Form of 3.95% Senior Note due 2027 (included in Exhibit 4.16 above)	Form 8-K	June 10, 2016
4.18*		Indenture, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.19*		Supplemental Indenture No. 1, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.20*		Form of 3.95% Senior Note due 2028 (included in Exhibit 4.19 above)	Form 8-K	March 3, 2017
4.21*		Supplemental Indenture No. 2, dated as of November 20, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	November 20, 2017
4.22*		Form of 3.45% Senior Note due 2025 (included in Exhibit 4.21 above)	Form 8-K	November 20, 2017
4.23*		Supplemental Indenture No.3, dated as of June 21, 2018, among the Company as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	June 21, 2018
4.24*		Form of 4.000% Senior Note Due 2024 (included in Exhibit 4.23 above)	Form 8-K	June 21, 2018
4.25*		Supplemental Indenture No.4, dated as of June 21, 2018, among the Company as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	June 21, 2018
4.26*		Form of 4.700% Senior Note Due 2030 (included in Exhibit 4.25 above)	Form 8-K	June 21, 2018
10.1*	(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, entered into on March 20, 2018, by and between the Company and Joel S. Marcus	Form 10-Q	May 1, 2018
10.2*	(1)	Fifth Amended and Restated Executive Employment Agreement between the Company and Stephen A. Richardson, entered into on March 20, 2018 and effective as of April 23, 2018	Form 10-Q	May 1, 2018
10.3*	(1)	Second Amended and Restated Executive Employment Agreement between the Company and Peter M. Moglia, entered into on March 20, 2018 and effective as of April 23, 2018	Form 10-Q	May 1, 2018
10.4*	(1)	Fourth Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, entered into on March 20, 2018 and effective as of April 23, 2018	Form 10-Q	May 1, 2018
10.5*	(1)	Fourth Amended and Restated Executive Employment Agreement between the Company and Thomas J. Andrews, entered into on March 20, 2018 and effective as of April 23, 2018	Form 10-Q	May 1, 2018
10.6*	(1)	Amended and Restated Executive Employment Agreement between the Company and Jennifer J. Banks, entered into on March 19, 2018 and effective as of April 23, 2018	Form 10-Q	May 1, 2018
10.7*	(1)	Executive Employment Agreement between the Company and Lawrence J. Diamond, entered into on March 19, 2018 and effective as of April 23, 2018	Form 10-Q	May 1, 2018
10.8	(1)	Executive Employment Agreement between the Company and Daniel J. Ryan, entered into on May 22, 2018 and effective as of May 22, 2018	N/A	Filed herewith
10.9	(1)	Third Amended and Restated Executive Employment Agreement between the Company and Peter M. Moglia, entered into on May 22, 2018 and effective as of May 22, 2018	N/A	Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
12.1	Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101
The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (unaudited), (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the six months ended June 30, 2018 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)
		N/A	Filed herewith

(*) Incorporated by reference.
(1) Management contract or compensatory agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2018.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Stephen A. Richardson
Stephen A. Richardson Co-Chief Executive Officer (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Co-Chief Executive Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga Chief Financial Officer (Principal Financial Officer)