Form 10-Q
period 2018-09-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2018-10-30
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of October 15, 2018, 107,526,601 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Investments in real estate	$11,587,312	$10,298,019
Investments in unconsolidated real estate joint ventures	197,970	110,618
Cash and cash equivalents	204,181	254,381
Restricted cash	29,699	22,805
Tenant receivables	11,041	10,262
Deferred rent	511,680	434,731
Deferred leasing costs	238,295	221,430
Investments	957,356	523,254
Other assets	368,032	228,453
Total assets	$14,105,566	$12,103,953

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$632,792	$771,061
Unsecured senior notes payable	4,290,906	3,395,804
Unsecured senior line of credit	413,000	50,000
Unsecured senior bank term loans	347,306	547,942
Accounts payable, accrued expenses, and tenant security deposits	907,094	763,832
Dividends payable	101,084	92,145
Total liabilities	6,692,182	5,620,784

Commitments and contingencies

Redeemable noncontrolling interests	10,771	11,509

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock	74,386	74,386
Common stock	1,058	998
Additional paid-in capital	6,801,150	5,824,258
Accumulated other comprehensive (loss) income	(3,811)	50,024
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	6,872,783	5,949,666
Noncontrolling interests	529,830	521,994
Total equity	7,402,613	6,471,660
Total liabilities, noncontrolling interests, and equity	$14,105,566	$12,103,953

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental	$255,496	$216,021	$750,616	$635,156
Tenant recoveries	81,051	67,058	226,380	188,874
Other income	5,276	2,291	10,000	5,276
Total revenues	341,823	285,370	986,996	829,306

Expenses:
Rental operations	99,759	83,469	283,438	237,536
General and administrative	22,660	17,636	68,020	56,099
Interest	42,244	31,031	117,256	92,563
Depreciation and amortization	119,600	107,788	352,671	309,069
Impairment of real estate	—	—	6,311	203
Loss on early extinguishment of debt	1,122	—	1,122	670
Total expenses	285,385	239,924	828,818	696,140

Equity in earnings of unconsolidated real estate joint ventures	40,718	14,100	42,952	15,050
Investment income	122,203	—	220,294	—
Gain on sales of real estate – rental properties	—	—	—	270
Gain on sales of real estate – land parcels	—	—	—	111
Net income	219,359	59,546	421,424	148,597
Net income attributable to noncontrolling interests	(5,723)	(5,773)	(17,428)	(18,892)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	213,636	53,773	403,996	129,705
Dividends on preferred stock	(1,301)	(1,302)	(3,905)	(6,364)
Preferred stock redemption charge	—	—	—	(11,279)
Net income attributable to unvested restricted stock awards	(3,395)	(1,198)	(6,010)	(3,498)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$208,940	$51,273	$394,081	$108,564

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$2.01	$0.55	$3.86	$1.20
Diluted	$1.99	$0.55	$3.85	$1.20

Dividends declared per share of common stock	$0.93	$0.86	$2.76	$2.55

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$219,359	$59,546	$421,424	$148,597
Other comprehensive (loss) income
Unrealized gains on public investments:
Unrealized holding gains arising during the period	—	17,018	—	23,414
Reclassification adjustment for losses included in net income	—	—	—	2,482
Unrealized gains on public investments, net	—	17,018	—	25,896

Unrealized (losses) gains on interest rate hedge agreements:
Unrealized interest rate hedge gains arising during the period	165	145	2,808	812
Reclassification adjustment for amortization of interest (income) expense included in net income	(1,432)	198	(3,241)	1,810
Unrealized (losses) gains on interest rate hedge agreements, net	(1,267)	343	(433)	2,622

Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(59)	3,836	(3,631)	7,592
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	—	2,421
Unrealized (losses) gains on foreign currency translation, net	(59)	3,836	(3,631)	10,013

Total other comprehensive (loss) income	(1,326)	21,197	(4,064)	38,531
Comprehensive income	218,033	80,743	417,360	187,128
Less: comprehensive income attributable to noncontrolling interests	(5,723)	(5,783)	(17,428)	(18,914)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$212,310	$74,960	$399,932	$168,214

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2017	$74,386	99,783,686	$998	$5,824,258	$—	$50,024	$521,994	$6,471,660	$11,509
Net income	—	—	—	—	403,996	—	16,781	420,777	647
Total other comprehensive loss	—	—	—	—	—	(4,064)	—	(4,064)	—
Reclassification of net unrealized gains on non-real estate investments upon adoption of new ASU on financial instruments on January 1, 2018	—	—	—	—	140,521	(49,771)	—	90,750	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	—	(1,497)
Distributions to noncontrolling interests	—	—	—	—	—	—	(23,775)	(23,775)	(638)
Contributions from noncontrolling interests	—	—	—	257	—	—	14,830	15,087	750
Issuance of common stock	—	5,716,420	57	696,475	—	—	—	696,532	—
Issuance pursuant to stock plan	—	303,488	3	29,119	—	—	—	29,122	—
Dividends declared on common stock	—	—	—	—	(289,571)	—	—	(289,571)	—
Dividends declared on preferred stock	—	—	—	—	(3,905)	—	—	(3,905)	—
Reclassification of distributions in excess of earnings	—	—	—	251,041	(251,041)	—	—	—	—
Balance as of September 30, 2018	$74,386	105,803,594	$1,058	$6,801,150	$—	$(3,811)	$529,830	$7,402,613	$10,771

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$421,424	$148,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	352,671	309,069
Loss on early extinguishment of debt	1,122	670
Gain on sales of real estate – rental properties	—	(270)
Impairment of real estate	6,311	203
Gain on sales of real estate – land parcels	—	(111)
Equity in earnings of unconsolidated real estate joint ventures	(42,952)	(15,050)
Distributions of earnings from unconsolidated real estate joint ventures	430	249
Amortization of loan fees	7,870	8,578
Amortization of debt premiums	(1,795)	(1,873)
Amortization of acquired below-market leases	(16,588)	(14,908)
Deferred rent	(75,960)	(74,362)
Stock compensation expense	25,209	18,649
Investment income	(220,294)	(2,007)
Changes in operating assets and liabilities:
Tenant receivables	(807)	(224)
Deferred leasing costs	(42,821)	(39,925)
Other assets	(21,629)	(10,662)
Accounts payable, accrued expenses, and tenant security deposits	21,897	30,619
Net cash provided by operating activities	414,088	357,242

Investing Activities
Proceeds from sales of real estate	5,748	4,263
Additions to real estate	(663,688)	(660,877)
Purchases of real estate	(947,013)	(590,884)
Deposits for investing activities	2,500	4,700
Acquisitions of interests in unconsolidated real estate joint ventures	(35,922)	—
Investments in unconsolidated real estate joint ventures	(77,501)	(248)
Return of capital from unconsolidated real estate joint ventures	68,592	38,576
Additions to investments	(174,195)	(128,190)
Sales of investments	57,330	18,896
Net cash used in investing activities	$(1,764,149)	$(1,313,764)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2018	2017
Financing Activities
Borrowings from secured notes payable	$17,784	$145,272
Repayments of borrowings from secured notes payable	(155,155)	(2,882)
Proceeds from issuance of unsecured senior notes payable	899,321	424,384
Borrowings from unsecured senior line of credit	3,894,000	2,634,000
Repayments of borrowings from unsecured senior line of credit	(3,531,000)	(2,348,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	(200,000)
Payment of loan fees	(19,066)	(4,343)
Repurchase of 7.00% Series D cumulative convertible preferred stock	—	(17,934)
Redemption of 6.45% Series E cumulative redeemable preferred stock	—	(130,350)
Proceeds from the issuance of common stock	696,532	705,391
Dividends on common stock	(280,632)	(229,814)
Dividends on preferred stock	(3,905)	(8,317)
Contributions from noncontrolling interests	15,837	9,877
Distributions to and purchases of noncontrolling interests	(25,910)	(17,432)
Net cash provided by financing activities	1,307,806	959,852

Effect of foreign exchange rate changes on cash and cash equivalents	(1,051)	1,579

Net (decrease) increase in cash, cash equivalents, and restricted cash	(43,306)	4,909
Cash, cash equivalents, and restricted cash as of the beginning of period	277,186	141,366
Cash, cash equivalents, and restricted cash as of the end of period	$233,880	$146,275

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$99,638	$86,232

Non-Cash Investing Activities:
Change in accrued construction	$69,654	$(38,767)
Contribution of real estate to an unconsolidated real estate joint venture	$—	$6,998

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

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10‑K for the year ended December 31, 2017. Any references to our market capitalization, number or quality of buildings or tenants, quality of location, square footage, number of leases, or occupancy percentage, and any amounts derived from these values in these notes to consolidated financial statements, are outside the scope of our independent registered public accounting firm’s interim review.

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

International operations

In addition to operating properties in the U.S., we have three operating properties in Canada and one operating property in China. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Income statement accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income as a separate component of total equity and are excluded from net income.

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

Prior to January 1, 2018

Prior to the adoption of a new ASU on financial instruments effective January 1, 2018, all of our equity investments in actively traded public companies were considered available-for-sale and were presented in our consolidated balance sheets at fair value. Fair value was determined based upon the closing price as of each balance sheet date, with unrealized gains and losses shown as a separate component of accumulated other comprehensive income within total equity (excluded from net income). The classification of each investment was determined at the time each investment was made, and such determination was reevaluated at each balance sheet date. The cost of each investment sold was determined by the specific identification method, with realized gains or losses classified in other income in our consolidated statements of income. Investments in privately held entities were generally accounted for under the cost method when our interest in the entity was so minor that we had virtually no influence over the entity’s operating and financial policies. Investments in privately held entities were accounted for under the equity method unless our interest in the entity was deemed to be so minor that we had virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we recognized our investment initially at cost and adjusted the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment.

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
•Investments in privately held entities that report net asset value per share (“NAV”), such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient with changes in fair value recognized in net income.
•Investments in privately held entities that do not report NAV are accounted for using a measurement alternative that allows these investments to be measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

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

An entity is also required to determine if it controls the goods or services prior to the transfer to the customer in order to determine if it should account for the arrangement as a principal or agent. Principal arrangements, where the entity controls the goods or services provided, result in the recognition of the gross amount of consideration expected in the exchange. Agent arrangements, where the entity simply arranges but does not control the goods or services being transferred to the customer, result in the recognition of the net amount the entity is entitled to retain in the exchange. Upon adoption of the new lease ASU in 2019, we will be required to classify our tenant recoveries into lease and nonlease components, whereby the nonlease components would be subject to the ASU on recognition of revenue arising from contracts with customers. However, if we elect to use a practical expedient, as discussed in “Lessor Accounting” within the “Lease Accounting” subsection of the “Recent Accounting Pronouncements” section in Note 2 - “Summary of Significant Accounting Policies,” tenant recoveries for goods and services that are categorized as nonlease components but have the same timing and pattern of transfer as the related lease component may (subject to the predominance test) be accounted for under the new lease ASU. Tenant recoveries that do not qualify for the practical expedient will be accounted for under the ASU on recognition of revenue arising from contracts with customers upon adoption of the new lease ASU. Property services categorized as nonlease components that are reimbursed by our tenants may need to be presented on a net basis if it is determined that we hold an agent arrangement.

Entities had the option to transition to the ASU on recognition of revenue arising from contracts with customers using either the full retrospective or the modified retrospective method. We adopted this ASU using the modified retrospective method, which requires a cumulative adjustment for the effects of applying the new standard to periods prior to 2018 to be recorded in retained earnings as of January 1, 2018. We also elected to apply this ASU only to contracts not completed as of January 1, 2018. For all contracts within the scope of this ASU that were not completed as of January 1, 2018, we evaluated the revenue recognition under accounting standards in effect prior to January 1, 2018, and under the new ASU, and determined that amounts recognized and the pattern of revenue recognition were consistent. Therefore, the adoption of the ASU on recognition of revenue arising from contracts with customers did not result in an adjustment to our retained earnings on January 1, 2018.

2.	Summary of significant accounting policies (continued)

The table below provides the detail of our consolidated revenues for the three and nine months ended September 30, 2018, by (i) revenues that are subject to the ASU on recognition of revenue arising from contracts with customers, and (ii) revenues subject to lease accounting and other accounting standards (in thousands):

	Date of ASU Adoption	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenues subject to the lease ASU:
Rental revenues	1/1/19	$243,951	$716,552
Tenant recoveries	1/1/19	81,051	226,380
		325,002	942,932
Revenues subject to the revenue recognition ASU:
Parking and other revenues	1/1/18	11,545	34,064
Other income	1/1/18	4,473	7,988
		16,018	42,052

Interest and other income within the scope of other existing accounting standards	N/A	803	2,012

Total revenues		$341,823	$986,996

Parking revenues subject to the new revenue recognition ASU, aggregating $11.5 million and $34.1 million for the three and nine months ended September 30, 2018, respectively, and classified in rental revenues in our consolidated income statements, consist primarily of short term rental revenues that are not considered lease revenue. Under the previous accounting standards, we recognized parking and other revenue when the amounts were fixed or determinable, collectibility was reasonably assured, and services were rendered. Under the new ASU, the recognition of such revenue occurs when the services are provided and the performance obligations are satisfied. Parking services are normally provided at a point in time; therefore, revenue recognition under the new ASU is substantially similar to the recognition pattern under accounting standards that were in effect prior to January 1, 2018.

Other income, subject to the new revenue recognition ASU, aggregating $4.5 million and $8.0 million for the three and nine months ended September 30, 2018, respectively, consists primarily of construction management fees. We earn construction management fees for the day-to-day management of third-party construction projects. Construction management services represent a series of services that are substantially the same and that can be combined into a single performance obligation. Under the previous accounting guidance, we recognized construction management fees using the percentage of completion method. Under the new ASU, we recognize construction management fees using the output method, which is substantially similar to the percentage of completion method used under the guidance in effect prior to January 1, 2018.

In addition to the analysis above, we evaluated the following qualitative and quantitative disclosure requirements outlined in this ASU during the nine months ended September 30, 2018, as follows:

•
Prior to the adoption of this ASU, we did not have material contract assets or contract liabilities related to contracts with customers subject to the new revenue recognition ASU, and no additional contract assets or contract liabilities were necessary subsequent to adoption on January 1, 2018.

•
Parking and construction management services subject to the new revenue recognition ASU do not normally create obligations for returns, refunds, warranties, and other similar obligations. Therefore, no corresponding disclosures were necessary.

2.	Summary of significant accounting policies (continued)

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

Recognition of rental income and tenant recoveries

Rental revenue from operating leases is recognized on a straight-line basis over the respective lease terms. We classify amounts currently recognized as rental revenue in our consolidated statements of income, and amounts expected to be received in later years as deferred rent in our consolidated balance sheets. Amounts received currently but recognized as revenue in future years are classified in accounts payable, accrued expenses, and tenant security deposits to our consolidated balance sheets. We commence recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of, or controls the physical use of, the property.

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

Tenant receivables consist primarily of amounts due for contractual lease payments and tenant recoveries. These tenant receivables are expected to be collected within one year. We may maintain an allowance for estimated losses that may result from the inability of our tenants to make payments required under the terms of the lease and for tenant recoveries due. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the amount of uncollectible tenant receivables and deferred rent arising from the straight-lining of rent. As of September 30, 2018, and December 31, 2017, no allowance for uncollectible tenant receivables and deferred rent was deemed necessary.

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

On December 22, 2017, the U.S. President signed a tax reform bill commonly referred to as the Tax Cuts and Jobs Act into law. The tax reform legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing effects on different categories of taxpayers and industries. The legislation is unclear in many respects and will require clarification and interpretation by the U.S. Treasury Department and the Internal Revenue Service (“IRS”) in the form of amendments, technical corrections, regulations, or other forms of guidance, any of which could lessen or increase the effect of the legislation on us or our stockholders. The outcome of this legislation on state and local tax authorities, and the response by such authorities, is also unclear. We continue to monitor changes made to, or as a result of, the federal tax law and its potential effect on us.

Employee and non-employee share-based payments

We account for forfeitures of share-based awards granted to employees and non-employees when they occur. This entity-wide accounting policy election only applies to service conditions; for performance conditions, we continue to assess the probability that such conditions will be achieved. As a result of this election, we recognize expense on share-based awards with time-based vesting conditions without reductions for an estimate of forfeitures. Expenses related to forfeited awards are reversed as forfeitures occur. In addition, all nonforfeitable dividends paid on share-based payment awards are initially recognized in retained earnings and reclassified to compensation cost only if forfeitures of the underlying awards occur. On July 1, 2018, we early adopted an ASU on share-based payments to non-employees. Under the new ASU, our non-employee share-based awards are measured on the grant date and are recognized over the required service period of the recipient, in the same way as share-based awards granted to employees. Under the previous guidance, non-employee share-based awards were remeasured to their fair value quarterly. The adoption of this ASU did not have a material effect on our consolidated financial statements.

Recent accounting pronouncements

Lease accounting

Overview related to both lessee and lessor accounting

In February 2016, the FASB issued an ASU that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). Subsequently, the FASB issued additional ASUs that further clarify the original ASU. The ASUs are effective for us no later than January 1, 2019, with early adoption permitted. We will adopt the new lease accounting standards on January 1, 2019. The ASUs require us to identify lease and nonlease components of a lease agreement. These ASUs will govern the recognition of revenue for lease components. Revenue related to nonlease components under our lease agreements will be subject to the new revenue recognition ASU, effective upon adoption of the new lease accounting standards. In July 2018, the FASB issued an ASU to modify the application of the original ASU by lessors to lease and nonlease components within lease agreements. See further discussion related to this update and other changes in the “Lessor Accounting” subsection below.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting (continued)

The lease ASUs set new criteria for determining the classification of finance leases for lessees and sales-type leases for lessors. The criteria to determine if a lease should be accounted for as a finance (sales-type) lease include the following: (i) ownership is transferred from lessor to lessee by the end of the lease term, (ii) an option to purchase is reasonably certain to be exercised, (iii) the lease term is for the major part of the underlying asset’s remaining economic life, (iv) the present value of lease payments equals or exceeds substantially all of the fair value of the underlying asset, and (v) the underlying asset is specialized and is expected to have no alternative use at the end of the lease term. If any of these criteria is met, a lease will be classified as a finance lease by the lessee and as a sales-type lease by the lessor. If none of the criteria are met, a lease will be classified as an operating lease by the lessee, but may still qualify as a direct financing lease or an operating lease for the lessor. The existence of a residual value guarantee from an unrelated third party other than the lessee may qualify the lease as a direct financing lease by the lessor. Otherwise, the lease will be classified as an operating lease by both the lessee and lessor.

The lease ASUs require the use of the modified retrospective transition method and do not allow for a full retrospective approach. However, they provide two options for the application of the modified retrospective transition method:

•
Under the first option, the ASUs require application of the standards to all leases that exist as of, or commence after, January 1, 2017 (the beginning of the earliest comparative period presented in the 2019 financial statements), with a cumulative adjustment to the opening balance of retained earnings on January 1, 2017, for the effect of applying the standards at the date of initial application, and restatement of the amounts presented prior to January 1, 2019.

•	Under the second option, an entity may elect a practical expedient package, which allows an entity not to reassess:

•	Whether any expired or existing contracts are or contain leases;

•	The lease classification for any expired or existing leases; and

•	Initial direct costs for any existing leases.

The practical expedient package is available as a single election that must be consistently applied to all existing leases at the date of adoption. Lessors and lessees that adopt this package are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017, under the ASUs. This option enables entities to “run off” their existing leases for the remainder of the respective lease terms, which eliminates the need to calculate a cumulative adjustment to the opening balance of retained earnings.

Furthermore, in July 2018, the FASB issued an ASU that provides an optional transition method to make the initial application date of the ASUs on January 1, 2019, rather than on January 1, 2017. Consequently, entities that elect both the practical expedient package and the optional transition method will apply the new lease ASUs prospectively to leases commencing or modified after January 1, 2019, and will not be required to apply the disclosures under the new lease ASUs to comparative periods.

Under either option above, lessees will be required to recognize a right-of-use asset and a lease liability for all operating leases on the date of the initial application based on the present value of the remaining minimum rental payments that were tracked and disclosed under current accounting standards.

The FASB has also clarified that the lease ASUs will require an assessment of whether a land easement meets the definition of a lease under the new lease ASUs. An entity with existing land easements that are not accounted for as leases under the current lease accounting standards, however, may elect a practical expedient to exclude those land easements from assessment under the new lease accounting standards. The new lease ASUs will be applied to all land easement arrangements entered into or modified on and after the ASUs’ effective date; however, they are expected to have little or no effect on land easements that contain minimal or no consideration.

Lessor accounting

We recognized revenue from our lease agreements aggregating $942.9 million for the nine months ended September 30, 2018. This revenue consisted primarily of rental revenues and tenant recoveries for the nine months ended September 30, 2018, aggregating $716.6 million and $226.4 million, respectively.

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

Under the new lease ASUs, each lease agreement will be evaluated to identify the lease components and nonlease components at lease inception. Tenant recoveries for utilities, repairs and maintenance, and common area expenses are considered nonlease components, and tenant recoveries for taxes and insurance are neither lease nor nonlease components under the new lease ASUs. Unless the practical expedient discussed below is elected, the total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative stand-alone selling prices. Upon adoption of the new lease accounting standards, the new lease ASUs will govern the recognition of revenue for lease components, and revenue related to nonlease components will be subject to the revenue recognition ASU. Lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance for operating leases (straight-line basis).

In July 2018, the FASB issued an ASU that allows lessors to elect, as a practical expedient, not to allocate the total consideration to the lease and nonlease components based on their relative stand-alone selling prices. If adopted, this single component practical expedient will allow lessors to account for the lease component and nonlease component(s) associated with that lease as a single component if (i) the timing and pattern of transfer of the lease component and the nonlease component(s) associated with it are the same, and (ii) the lease component would be classified as an operating lease if it were accounted for separately. Nonlease components that do not meet the criteria of this practical expedient will be accounted for under the new revenue recognition ASU. The FASB also decided to require lessors to account for a combined component that meets these two criteria under the new revenue recognition ASU if the nonlease component is the predominant component. If the lease component is the predominant component, entities will be able to account for the combined component as an operating lease in accordance with the new lease ASUs.

The table below provides the detail of our consolidated revenues for the nine months ended September 30, 2018, by (i) lease revenues that meet the single component practical expedient criteria and qualify to be accounted for under the new lease ASUs, and (ii) revenues subject to other accounting standards, including the ASU on recognition of revenue arising from contracts with customers. The table below assumes that the new lease ASUs and the single component practical expedient were in effect as of and adopted on January 1, 2018 (in thousands):

	Date of ASU Adoption	Nine Months Ended September 30, 2018
Revenues subject to the new lease ASUs(1):
Rental revenues	1/1/19	$716,552
Tenant recoveries	1/1/19	226,380
		942,932

Revenues subject to the revenue recognition ASU:
Parking and other revenues	1/1/18	34,064
Other income	1/1/18	7,988
		42,052

Interest and other income within the scope of other existing accounting standards	N/A	2,012

Total revenues		$986,996

(1)	Assumes election of all practical expedients available under the new lease ASUs, as described on the prior page.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting (continued)

If we elect the single component practical expedient described above, tenant recoveries that qualify for this expedient will be accounted for as a single component under the new lease ASUs, primarily as variable consideration. Tenant recoveries that do not qualify for the single component practical expedient and are considered nonlease components will be accounted for under the new revenue recognition ASU upon adoption of the new lease ASUs. Based on our preliminary analysis, we expect that most of our operating leases for which we are the lessor will qualify for the single component practical expedient accounting under the new lease ASUs.

The new lease ASUs also require a lessor to recognize lessor’s costs (i.e., real estate taxes and insurance) paid directly by a lessee to a third party on a gross basis as lease revenue and lease expense. However, in August 2018, the FASB issued a proposed ASU that will require a lessor not to estimate lessor’s costs paid by the lessee directly to a third party when the lessor cannot reasonably determine the amount of those costs. In these cases, lessors will not recognize these costs in their income statements. This proposed ASU has not been finalized as of the date of this report.

Under the new lease ASUs, sales-type and direct financing leases will be accounted for as financing transactions, with the lease payments allocated to principal and interest utilizing the effective interest rate method.

Costs to execute leases

The new lease ASUs will require that lessors and lessees capitalize, as initial direct costs, only incremental costs of a lease that would not have been incurred if the lease had not been obtained. Under these ASUs, costs that would have been incurred to negotiate or arrange a lease regardless of its outcome such as fixed employee compensation, tax or legal advice to negotiate lease terms, lessor costs related to advertising or soliciting potential tenants will be expensed as incurred. We will have the option, under the practical expedient package provided by the new lease ASUs, to continue amortizing previously capitalized initial direct costs incurred prior to the adoption of the ASUs. We expect that upon adoption of the new lease ASUs, a portion of initial direct leasing costs will be expensed. We are still evaluating the effect of these rule changes on our consolidated financial statements.

Lessee accounting

Under the new lease ASUs, lessees are required to apply a dual approach by classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, which corresponds to a similar evaluation performed by lessors. In addition to this classification, a lessee is also required to recognize a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification, whereas a lessor is not required to recognize a right-of-use asset and a lease liability for any operating leases.

Lessees will be permitted to make an accounting policy election to account for short-term leases (i.e., leases with a term of 12 months or less) in a manner similar to the one permitted under existing guidance for operating leases (i.e., on a straight-line basis). As a practical expedient, lessees will also be allowed to make an accounting policy election to not separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

The new lease ASUs require the recognition of a right-of-use asset and a related liability to account for our future obligations under our ground and office lease agreements for which we are the lessee. At the date of initial application, depending on the practical expedients we elect as discussed above, we will be required to recognize a lease liability measured based on the present value of the remaining lease payments. The present value of the remaining lease payments will be calculated using the rate implicit in the lease, and, if not determinable, the incremental borrowing rate, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. The right-of-use asset will be equal to the corresponding lease liability, adjusted for initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease.

As of September 30, 2018, the remaining contractual payments under our ground and office lease agreements for which we are the lessee aggregated $607.2 million, and the estimated present value of these payments is in the range from $200.0 million to $230.0 million. This estimated present value range is based on a weighted-average remaining term of our existing ground leases and a

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

Lease accounting (continued)

preliminary estimate of our weighted-average borrowing rate over that remaining lease term. The actual lease liability and right-of-use asset to be recognized upon adoption of the new lease ASUs will vary depending on changes to our incremental borrowing rate and the practical expedients we elect as discussed above.

All of our existing ground and office leases for which we are the lessee are currently classified as operating leases. Under the practical expedient package provided by the lease ASUs, we will have the option to continue classifying these leases as operating leases upon adoption of the lease ASUs. We are still evaluating the effect on our consolidated financial statements of the initial recognition of each lease asset and liability upon adoption.

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

Fair value measurement disclosures

In August 2018, the FASB issued an ASU that modifies certain fair value disclosure requirements, including those related to investments measured at NAV as a practical expedient to estimate their fair value. Entities that use this practical expedient will be required to disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse, but only if the investee has communicated this information to the entity or announced it publicly. If the timing is unknown, entities will be required to disclose that fact. We early adopted this guidance effective on July 1, 2018. The adoption of this ASU had no effect on our consolidated financial statements.

Joint venture distributions

On January 1, 2018, we adopted an ASU that provides guidance on the classification in the statement of cash flows of cash distributions received from equity method investments, including unconsolidated joint ventures. The ASU provides two approaches to determine the classification of cash distributions received from equity method investees: (i) the “cumulative earnings” approach, under which distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities, and (ii) the “nature of the distribution” approach, under which distributions are classified based on the nature of the underlying activity that generated cash distributions. An entity could elect either the “cumulative earnings” or the “nature of the distribution” approach. If the “nature of the distribution” approach is elected and the entity lacks the information necessary to apply it in the future, that entity will have to apply the “cumulative earnings” approach as an accounting change on a retrospective basis. We adopted this ASU using the “nature of the distribution” approach and applied it retrospectively, as required by the ASU. We previously presented distributions from our equity method investees by utilizing the “nature of the distribution” approach; therefore, the adoption of this ASU had no effect on our consolidated financial statements.

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

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

Hedge accounting

On January 1, 2018, we adopted an ASU that simplifies hedge accounting. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The purpose of this ASU is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For cash flow hedges that are highly effective, the new standard requires all changes (effective and ineffective components) in the fair value of the hedging instrument to be recorded in accumulated other comprehensive income within total equity and to be reclassified into earnings only when the hedged item affects earnings.

Prior to the adoption of this ASU, a quantitative assessment was made on an ongoing basis to determine whether a hedge is highly effective in offsetting changes in cash flows associated with the hedged item. Previously applied hedge accounting guidance required hedge ineffectiveness to be recognized in earnings. Under the new ASU, an entity is still required to perform an initial quantitative test. However, the new standard allows an entity to elect to subsequently perform only a qualitative assessment, unless facts and circumstances change. We made this election upon adoption of the new ASU on January 1, 2018.

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

Additionally, in October 2018, the FASB issued an ASU that expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting to include the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”). SOFR is a new index calculated by reference to short-term repurchase agreements backed by Treasury securities. It was selected as a preferred replacement for U.S. dollar LIBOR, which will be phased out by the end of 2021. Currently we use LIBOR as our benchmark interest rate to account for our interest rate hedge instruments associated with certain of our existing LIBOR-based variable-rate debt. The ASU is effective for us no later than January 1, 2019, with early adoption permitted, and will be applied prospectively for new or redesignated hedging relationships entered into on or after the date of adoption. We expect to adopt the new standard on January 1, 2019. At this time we are evaluating the potential effect this new benchmark interest rate option will have on our consolidated financial statements.

3.	Investments in real estate

Our consolidated investments in real estate consisted of the following as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Land (related to rental properties)	$1,576,898	$1,312,072
Buildings and building improvements	9,660,891	9,000,626
Other improvements	906,597	780,117
Rental properties	12,144,386	11,092,815
Development and redevelopment of new Class A properties:
Development and redevelopment projects (under construction, marketing, or pre-construction)	1,518,264	955,218
Future development projects	62,860	96,112
Gross investments in real estate	13,725,510	12,144,145
Less: accumulated depreciation	(2,166,330)	(1,875,810)
Net investments in real estate – North America	11,559,180	10,268,335
Net investments in real estate – Asia	28,132	29,684
Investments in real estate	$11,587,312	$10,298,019

Acquisitions

Our real estate asset acquisitions during the nine months ended September 30, 2018, and subsequently, consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Operating	Operating with Future Redevelopment	Active Development/Redevelopment	Future Development	Purchase Price
San Francisco	6	148,951	—	642,312	—	$167,950
San Diego	4	316,531	—	—	50,000	148,650
Other	1	21,745	—	58,186	—	22,800
Three months ended March 31, 2018	11	487,227	—	700,498	50,000	339,400

Greater Boston	1	200,431	—	—	300,000	87,250
Seattle	1	197,136	—	—	—	95,000
Maryland	8	376,106	39,505	—	—	146,500
Other	1	8,715	—	—	493,000	77,105
Three months ended June 30, 2018	11	782,388	39,505	—	793,000	405,855

New York City	1	—	349,947	—	230,000	203,000
Seattle	—	—	—	—	217,000	33,500
Other	1	45,626	—	—	—	20,500
Three months ended September 30, 2018	2	45,626	349,947	—	447,000	257,000

Subsequent acquisition	1	—	36,661	140,098	—	75,000
Total acquisitions	25	1,315,241	426,113	840,596	1,290,000	$1,077,255

3.	Investments in real estate (continued)

We evaluated each acquisition to determine whether the integrated set of assets and activities acquired met the definition of a business. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. An integrated set of assets and activities does not qualify as a business if substantially all of the fair value of the gross assets is concentrated in either a single identifiable asset or a group of similar identifiable assets, or if the acquired assets do not include a substantive process.

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

Sales of real estate assets

During the three months ended June 30, 2018, we classified a land parcel located in Northern Virginia as held for sale. As a result, we recognized an impairment charge of $6.3 million to lower the carrying amount to the estimated fair value less selling costs during the three months ended June 30, 2018. We completed the sale of the land parcel in July 2018 for a sales price of $6.0 million with no gain or loss.

In January 2017, we completed the sale of a vacant property at 6146 Nancy Ridge Drive, located in our Sorrento Mesa submarket of San Diego, for a sales price of $3.0 million and recognized a gain of $270 thousand.

In June 2017, we recognized an impairment charge of $203 thousand on a 20,580 RSF property located in a non-cluster market. We completed the sale of this property in July 2017 for a gross sales price of $800 thousand with no gain or loss.

4.	Consolidated and unconsolidated real estate joint ventures

From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of September 30, 2018, we had the following properties that were held by our real estate joint ventures:

Property(1)	Market	Submarket	Our Ownership Interest		RSF
Consolidated joint ventures:
225 Binney Street	Greater Boston	Cambridge	30.0%		305,212
409 and 499 Illinois Street	San Francisco	Mission Bay/SoMa	60.0%		455,069
1500 Owens Street	San Francisco	Mission Bay/SoMa	50.1%		158,267
Campus Pointe by Alexandria	San Diego	University Town Center	55.0%		798,799
9625 Towne Centre Drive	San Diego	University Town Center	50.1%		163,648
Unconsolidated joint ventures:
Menlo Gateway	San Francisco	Greater Stanford	33.7%	(2)	772,983
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(3)	(4)
704 Quince Orchard Road	Maryland	Gaithersburg	56.8%	(3)	79,931
1655 and 1725 Third Street	San Francisco	Mission Bay/SoMa	10.0%		593,765

(1)
In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in four other joint ventures in North America, and we hold an insignificant noncontrolling interest in one unconsolidated real estate joint venture in North America.

(2)	As of September 30, 2018, we have an ownership interest in Menlo Gateway of 33.7% and expect our ownership to increase to 49% through future funding of construction costs in 2019.

(3)	Represents our ownership interest; our voting interest is limited to 50%.

(4)	Joint venture with a distinguished retail real estate developer for the development of an approximate 90,000 RSF retail shopping center.

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
409 and 499 Illinois Street
1500 Owens Street
Campus Pointe by Alexandria
9625 Towne Centre Drive
Menlo Gateway			We do not control the joint venture and therefore are not the primary beneficiary	Equity method of accounting
1401/1413 Research Boulevard
704 Quince Orchard Road	Voting model	Does not exceed 50%	Our voting interest is 50% or less
1655 and 1725 Third Street

4.    Consolidated and unconsolidated real estate joint ventures (continued)

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Investments in real estate	$1,105,290	$1,047,472
Cash and cash equivalents	38,783	41,112
Other assets	71,823	68,754
Total assets	$1,215,896	$1,157,338

Secured notes payable	$—	$—
Other liabilities	74,463	52,201
Total liabilities	74,463	52,201
Redeemable noncontrolling interests	759	—
Alexandria Real Estate Equities, Inc.’s share of equity	611,894	584,160
Noncontrolling interests’ share of equity	528,780	520,977
Total liabilities and equity	$1,215,896	$1,157,338

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

Unconsolidated real estate joint ventures

As of September 30, 2018, our investments in unconsolidated real estate joint ventures accounted for under the equity method of accounting presented in our consolidated balance sheet consist of the following (in thousands):

Property	September 30, 2018
Menlo Gateway	$150,632
1401/1413 Research Boulevard	7,958
704 Quince Orchard Road	4,484
1655 and 1725 Third Street	34,387
Other	509
$197,970

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE.

We had a 27.5% ownership interest in an unconsolidated real estate joint venture that owned a building aggregating 210,709 RSF, located in our Longwood Medical Area submarket of Greater Boston. In September 2018, we sold our partial interest in this unconsolidated real estate joint venture for a contractual sales price, net of debt repaid, of $70.0 million, which represents a sales price of $1,659 per RSF. We received proceeds of $68.6 million, net of closing costs. We have elected as an accounting policy to reflect unconsolidated joint venture distributions in our consolidated statements of cash flows using the nature of the distribution approach. Accordingly, the net proceeds were classified as return of capital from unconsolidated real estate joint ventures within the investing activities section of our consolidated statements of cash flows for the nine months ended September 30, 2018. For the three and nine months ended September 30, 2018, in connection with the sale, we recognized a gain of $35.7 million, net of closing costs and other liabilities of the joint venture, which is reflected in equity in earnings of unconsolidated real estate joint ventures.

4.    Consolidated and unconsolidated real estate joint ventures (continued)

In August 2018, our unconsolidated real estate joint venture at Menlo Gateway, located in our Greater Stanford submarket of San Francisco refinanced the secured note payable related to Phase I of the project. The new $145.0 million loan bears interest at a fixed rate of 4.15%, and the net proceeds were used to repay the outstanding balance of $133.1 million of the previous secured note payable. For the three and nine months ended September 30, 2018, in connection with the refinancing, we recognized a gain on early extinguishment of debt of $761 thousand related to our share of the write-off of unamortized premiums, which is reflected in equity in earnings of unconsolidated real estate joint ventures.

As of September 30, 2018, our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms (dollars in thousands):

		Maturity Date	Stated Interest Rate	Interest Rate(1)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share				Debt Balance(2)	Remaining Commitments
1401/1413 Research Boulevard	65.0%	5/17/20	L+2.50%	5.60%	$18,415	$9,131
1655 and 1725 Third Street	10.0%	6/29/21	L+3.70%	5.80%	121,889	253,111
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	4.36%	2,932	11,901
Menlo Gateway, Phase II	33.7%	5/1/35	4.53%	N/A	—	157,270
Menlo Gateway, Phase I	33.7%	8/1/35	4.15%	4.18%	144,336	N/A
					$287,572	$431,413

(1)	Includes interest expense, amortization of loan fees, and amortization of premiums (discounts) as of September 30, 2018.

(2)	Represents outstanding principal, net of unamortized deferred financing costs and premiums (discounts) as of September 30, 2018.

5.	Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$204,181	$254,381
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	20,837	12,301
Funds held in escrow related to construction projects and investing activities	5,054	4,546
Other	3,808	5,958
	29,699	22,805
Total	$233,880	$277,186

6.	Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science and technology industries. On January 1, 2018, we adopted a new ASU on financial instruments that prospectively changed how we recognize, measure, present, and disclose these investments.

Key differences between prior accounting standards and the new ASU

Prior to January 1, 2018:

•
Investments in publicly traded companies were presented at fair value in our consolidated balance sheet, with changes in fair value recognized in other comprehensive income classified in accumulated other comprehensive income within total equity.

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

•	Investments were evaluated for impairment, with other-than-temporary impairments recognized in net income.

Effective January 1, 2018:

•	Investments in publicly traded companies are presented at fair value in our consolidated balance sheet, with changes in fair value recognized in net income.

•	Investments in privately held entities without readily determinable fair values previously accounted for under the cost method are accounted for as follows:

•	Investments in privately held entities that report NAV are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income.

•	Investments in privately held entities that do not report NAV are carried at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

•	One-time adjustments recognized upon adoption on January 1, 2018, are as follows:

•
For investments in publicly traded companies, reclassification of net unrealized gains as of December 31, 2017, aggregating $49.8 million, from accumulated other comprehensive income to retained earnings.

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

•
Investments in privately held entities continue to require accounting under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of September 30, 2018.

We recognize changes in fair value for investments in publicly traded companies and changes in NAV, as a practical expedient to estimate fair value, reported by limited partnerships, as unrealized gains and losses within investment income in our consolidated income statements.

6.	Investments (continued)

For investments in privately held entities without readily determinable fair values, we adjust the cost basis and record unrealized gains or losses within investment income in our consolidated income statements, whenever such investments have an observable price change or impairment. Further adjustments to these revised carrying amounts are not made until another price change, if any, is observed. For further information regarding the new ASU, refer to the “Investments” section within Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements.

The following tables summarize our investments as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018
	Cost	Adjustments	Carrying Amount
Investments at fair value:
Publicly traded companies	$119,634	$136,310	$255,944
Entities that report NAV	186,098	139,891	325,989

Entities that do not report NAV:
Entities with observable price changes since January 1, 2018	30,522	59,206	89,728
Entities without observable price changes since January 1, 2018	285,695	—	285,695
Total investments	$621,949	$335,407	$957,356

	December 31, 2017
	Cost	Adjustments	Total
Investments in publicly traded companies	$59,740	$49,771	$109,511
Investments in privately held entities without readily determinable fair values (cost method investments):
Investments in privately held entities that report NAV	148,627	N/A	148,627
Investments in privately held entities that do not report NAV	265,116	N/A	265,116
Total investments	$473,483	$49,771	$523,254

Adjustments recorded in investments in privately held entities that do not report NAV aggregating $59.2 million as of September 30, 2018, consisted of upward adjustments representing unrealized gains of $59.4 million and downward adjustments representing unrealized losses of $200 thousand. We adjusted our investments in privately held entities that do not report NAV based on observable price changes from subsequent equity offerings. The subsequent equity offerings observed were for similar securities to those we hold as the securities had similar voting rights, distribution preferences, and conversion rights.

Investments in privately held entities that report NAV

Investments in privately held entities that report NAV consist primarily of investments in limited partnerships. We are committed to funding approximately $199.1 million for all investments, primarily consisting of $196.4 million related to investments in limited partnerships. Our funding commitments expire at various dates during the next 11 years, with a weighted-average expiration of 8.5 years.

These investments are not redeemable by us, but we normally receive distributions from these investments throughout their term. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 8.8 years as of September 30, 2018.

6.	Investments (continued)

Our investment income for the three and nine months ended September 30, 2018, consisted of the following (in thousands):

	Three Months Ended September 30, 2018
	Unrealized Gains	Realized Gains	Total
Investments at fair value, held at period end:
Publicly traded companies	$40,342	$—	$40,342
Entities that report NAV	28,948	—	28,948
Entities that do not report NAV with observable price changes since July 1, 2018, held at period end:	48,917	—	48,917
Total investments at fair value, held at period end	118,207	—	118,207
Investment dispositions during the period:
Recognized in the current period	—	3,996	3,996
Previously recognized gains	(1,019)	1,019	—
Total investment dispositions during the period	(1,019)	5,015	3,996
Investment income	$117,188	$5,015	$122,203

	Nine Months Ended September 30, 2018
	Unrealized Gains	Realized Gains	Total
Investments at fair value, held at period end:
Publicly traded companies	$92,148	$—	$92,148
Entities that report NAV	48,718	—	48,718
Entities that do not report NAV with observable price changes since January 1, 2018, held at period end	59,206	—	59,206
Total investments at fair value, held at period end	200,072	—	200,072
Investment dispositions during the period:
Recognized in the current period	—	20,222	20,222
Previously recognized gains	(5,588)	5,588	—
Total investment dispositions during the period	(5,588)	25,810	20,222
Investment income	$194,484	$25,810	$220,294

During the three and nine months ended September 30, 2017, we recognized unrealized gains of $17.0 million and $23.4 million, respectively, on our equity securities classified as available-for-sale as of September 30, 2017. These unrealized gains were recognized in our other comprehensive income and classified in accumulated other comprehensive income within total equity, in accordance with the accounting standards in effect prior to January 1, 2018.

7.	Other assets

The following table summarizes the components of other assets as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Acquired below-market ground leases	$17,529	$12,684
Acquired in-place leases	140,129	64,979
Deferred compensation plan	20,110	15,534
Deferred financing costs – $2.2 billion unsecured senior line of credit	16,640	10,525
Deposits	8,315	10,576
Furniture, fixtures, and equipment	12,958	11,070
Interest rate hedge assets	4,724	5,260
Net investment in direct financing lease	38,954	38,382
Notes receivable	550	614
Prepaid expenses	17,179	10,972
Property, plant, and equipment	71,080	32,073
Other assets	19,864	15,784
Total	$368,032	$228,453

The components of our net investment in direct financing lease as of September 30, 2018, and December 31, 2017, are summarized in the table below (in thousands):

	September 30, 2018	December 31, 2017
Gross investment in direct financing lease	$262,514	$263,719
Less: unearned income	(223,560)	(225,337)
Net investment in direct financing lease	$38,954	$38,382

Future minimum lease payments to be received under our direct financing lease as of September 30, 2018, were as follows (in thousands):

Year	Total
2018	$403
2019	1,655
2020	1,705
2021	1,756
2022	1,809
Thereafter	255,186
Total	$262,514

8.	Fair value measurements

We provide fair value information about all financial instruments for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities by utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities (Level 1), (ii) significant other observable inputs (Level 2), and (iii) significant unobservable inputs (Level 3). Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2018.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2018, and December 31, 2017 (in thousands):

		September 30, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies	$255,944	$255,944	$—	$—
Interest rate hedge agreements	$4,724	$—	$4,724	$—

		December 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies	$109,511	$109,511	$—	$—
Interest rate hedge agreements	$5,260	$—	$5,260	$—
Liabilities:
Interest rate hedge agreements	$103	$—	$103	$—

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

The fair values of our secured notes payable, unsecured senior notes payable, $2.2 billion unsecured senior line of credit, and unsecured senior bank term loans were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of September 30, 2018, and December 31, 2017, the book and estimated fair values of our investments in privately held entities that report NAV, secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and unsecured senior bank term loans were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Investments in privately held entities that report NAV	$325,989	$325,989	N/A	N/A

Liabilities:
Secured notes payable	$632,792	$623,887	$771,061	$776,222
Unsecured senior notes payable	$4,290,906	$4,294,053	$3,395,804	$3,529,713
Unsecured senior line of credit	$413,000	$411,428	$50,000	$49,986
Unsecured senior bank term loans	$347,306	$346,743	$547,942	$549,361

Nonrecurring fair value measurements

Refer to Note 6 – “Investments” and Note 15 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further discussion.

9.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of September 30, 2018 (dollars in thousands):

	Fixed-Rate/Hedged Variable-Rate Debt	Unhedged Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate (1)
Secured notes payable	$439,689	$193,103	$632,792	11.1%	4.42%	3.0
Unsecured senior notes payable	4,290,906	—	4,290,906	75.5	4.15	6.6
$2.2 billion unsecured senior line of credit	250,000	163,000	413,000	7.3	2.79	5.3
Unsecured senior bank term loan	347,306	—	347,306	6.1	2.21	5.3
Total/weighted average	$5,327,901	$356,103	$5,684,004	100.0%	3.96%	6.1
Percentage of total debt	94%	6%	100%

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

9.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal payments as of September 30, 2018 (dollars in thousands):

	Stated Rate	Interest Rate (1)	Maturity Date (2)			Unamortized (Deferred Financing Cost), (Discount) Premium
Debt					Principal		Total
Secured notes payable
Greater Boston	L+1.50%	3.94%	1/28/19	(3)	$193,103	$(228)	$192,875
Greater Boston, San Diego, Seattle, and Maryland	7.75%	8.15	4/1/20		106,999	(501)	106,498
San Diego	4.66%	4.90	1/1/23		33,773	(280)	33,493
Greater Boston	3.93%	3.19	3/10/23		81,276	2,435	83,711
Greater Boston	4.82%	3.40	2/6/24		201,269	14,195	215,464
San Francisco	6.50%	6.50	7/1/36		751	—	751
Secured debt weighted-average interest rate/subtotal	4.87%	4.42			617,171	15,621	632,792

$2.2 billion unsecured senior line of credit	L+0.825%	2.79	1/28/24		413,000	—	413,000
Unsecured senior bank term loan	L+0.90%	2.21	1/28/24		350,000	(2,694)	347,306
Unsecured senior notes payable	2.75%	2.96	1/15/20		400,000	(1,041)	398,959
Unsecured senior notes payable	4.60%	4.75	4/1/22		550,000	(2,277)	547,723
Unsecured senior notes payable	3.90%	4.04	6/15/23		500,000	(2,800)	497,200
Unsecured senior notes payable	4.00%	4.18	1/15/24		450,000	(3,867)	446,133
Unsecured senior notes payable	3.45%	3.62	4/30/25		600,000	(5,740)	594,260
Unsecured senior notes payable	4.30%	4.50	1/15/26		300,000	(3,531)	296,469
Unsecured senior notes payable	3.95%	4.13	1/15/27		350,000	(4,158)	345,842
Unsecured senior notes payable	3.95%	4.07	1/15/28		425,000	(3,921)	421,079
Unsecured senior notes payable	4.50%	4.60	7/30/29		300,000	(2,398)	297,602
Unsecured senior notes payable	4.70%	4.81	7/1/30		450,000	(4,361)	445,639
Unsecured debt weighted average/subtotal		3.90			5,088,000	(36,788)	5,051,212
Weighted-average interest rate/total		3.96%			$5,705,171	$(21,167)	$5,684,004

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

(2)	Reflects any extension options that we control.

(3)
We have two one-year options to extend the stated maturity date to January 28, 2021, subject to certain conditions. We expect to exercise the first right to extend the maturity date to January 28, 2020.

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

Amendment of unsecured senior line of credit and unsecured senior bank term loan

On September 28, 2018, we amended our unsecured senior line of credit and unsecured senior bank term loan to extend the maturity date of each to January 28, 2024, including two six-month extension options related to our unsecured senior line of credit, and to increase the aggregate commitment for our unsecured senior line of credit to $2.2 billion from $1.65 billion.

As a result of the amendment and improvement in our Moody’s credit rating during the three months ended September 30, 2018, the overall applicable interest rate margin decreased to 0.825% from 1.00% for our unsecured senior line of credit, and to 0.90% from 1.10% for our unsecured senior bank term loan. The facility fee related to our unsecured senior line of credit also decreased to 0.15% from 0.20%. In connection with these amendments, we recognized a loss on early extinguishment of debt of approximately $634 thousand related to the write-off of unamortized loan fees.

9.	Secured and unsecured senior debt (continued)

Repayment of unsecured senior bank term loan

During the three months ended September 30, 2018, we repaid the remaining $200.0 million balance under our 2019 unsecured senior bank term loan and recognized a loss on early extinguishment of debt of $189 thousand related to the write-off of unamortized loan fees.

Repayment of secured construction loan

In July 2018, we repaid $150.0 million of the outstanding balance of our secured construction loan and reduced aggregate commitments to $200.0 million. In connection with the partial repayment of the secured construction loan, we recognized a loss on early extinguishment of debt of $299 thousand related to the write-off of unamortized loan fees.

Interest expense

The following table summarizes interest expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross interest	$59,675	$48,123	$163,574	$137,888
Capitalized interest	(17,431)	(17,092)	(46,318)	(45,325)
Interest expense	$42,244	$31,031	$117,256	$92,563

10.	Interest rate hedge agreements

We use interest rate derivatives to hedge the variable cash flows associated with certain of our existing LIBOR-based variable-rate debt, including our $2.2 billion unsecured senior line of credit, unsecured senior bank term loan, and secured notes payable, and to manage our exposure to interest rate volatility.

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

Changes in fair value, including accrued interest and adjustments for non-performance risk, on our interest rate hedge agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $4.2 million from accumulated other comprehensive income to earnings as a decrease of interest expense. As of September 30, 2018, and December 31, 2017, the fair values of our interest rate hedge agreements aggregating an asset balance were classified in other assets, and the fair values of our interest rate hedge agreements aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 8 – “Fair Value Measurements” to these unaudited consolidated financial statements for further details. Under our interest rate hedge agreements, we have no collateral posting requirements.

We have agreements with certain of our derivative counterparties that contain a provision wherein we could be declared in default on our derivative obligations (i) if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness, or (ii) if we default on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their termination value. As of September 30, 2018, none of our interest rate hedge agreements were in a liability position, so there were no associated termination obligations.

We had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk as of September 30, 2018 (dollars in thousands):

		Number of Contracts	Weighted-Average Interest Pay Rate(1)	Fair Value as of 9/30/18	Notional Amount in Effect as of
Effective Date	Maturity Date				9/30/18	12/31/18	12/31/19
March 29, 2018	March 31, 2019	8	1.16%	$3,732	$600,000	$600,000	$—
March 29, 2019	March 31, 2020	1	1.89%	992	—	—	100,000
Total				$4,724	$600,000	$600,000	$100,000

(1)
In addition to the interest pay rate for each swap agreement, interest is payable at an applicable margin over LIBOR for borrowings outstanding as of September 30, 2018, as listed under the column heading “Stated Rate” in our summary table of outstanding indebtedness and respective principal payments under Note 9 – “Secured and Unsecured Senior Debt” to these unaudited consolidated financial statements.

11.	Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of September 30, 2018, and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable and accrued expenses	$445,943	$349,884
Acquired below-market leases	128,011	88,184
Conditional asset retirement obligations	13,195	7,397
Deferred rent liabilities	28,977	27,953
Interest rate hedge liabilities	—	103
Unearned rent and tenant security deposits	237,589	248,924
Other liabilities	53,379	41,387
Total	$907,094	$763,832

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

In January 2018, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of underwriters’ option) at a public offering price of $123.50 per share, before underwriting discounts. The remaining forward equity sales agreements expire no later than April 2019; we expect to settle these agreements with shares of common stock prior to the expiration in April 2019.

In March 2017, we entered into agreements to sell an aggregate of 6.9 million shares of our common stock, which consisted of an initial issuance of 2.1 million shares and 4.8 million shares subject to forward equity sales agreements, at a public offering price of $108.55 per share less issuance costs, underwriters’ discount, and further adjustments as provided in the sales agreements. We issued the initial 2.1 million shares at closing in March 2017 and settled the remaining 4.8 million shares of common stock in December 2017.

Refer to Note 13 – “Stockholders’ Equity” to these unaudited consolidated financial statements for a discussion related to our forward equity sales agreements executed in January 2018 and March 2017.

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

12.	Earnings per share (continued)

We also considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. We use the treasury stock method to determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. The number of weighted-average shares outstanding – diluted used in the computation of EPS for the three and nine months ended September 30, 2018 and 2017, includes the effect from the assumed issuance of common stock pursuant to the settlement of forward equity sales agreements outstanding during the period at the contractual price, less the assumed repurchase of common shares at the average market price using the net proceeds, adjusted as provided in the forward equity sales agreements. The effect on our weighted-average shares – diluted for the three and nine months ended September 30, 2018, was 462 thousand and 363 thousand weighted-average incremental shares, respectively. For the three and nine months ended September 30, 2017, the effect on our weighted-average shares – diluted from the forward equity sales agreements entered into in March 2017 was 698 thousand and 430 thousand weighted-average incremental shares, respectively. The common shares issued upon the partial settlement of the forward equity sales agreements were weighted for the period these common shares were outstanding and were included in the denominator of basic EPS for the three and nine months ended September 30, 2018.

For purposes of calculating diluted EPS, we assumed conversion of our 7.00% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) for the three months ended September 30, 2018 since the result was dilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during the period. The result was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during the nine months ended September 30, 2018 and three and nine months ended September 30, 2017. Refer to Note 13 – “Stockholders’ Equity” to these unaudited consolidated financial statements for further discussion of the partial repurchases of our Series D Convertible Preferred Stock.

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

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$219,359	$59,546	$421,424	$148,597
Net income attributable to noncontrolling interests	(5,723)	(5,773)	(17,428)	(18,892)
Dividends on preferred stock	(1,301)	(1,302)	(3,905)	(6,364)
Preferred stock redemption charge	—	—	—	(11,279)
Net income attributable to unvested restricted stock awards	(3,395)	(1,198)	(6,010)	(3,498)
Numerator for basic EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	208,940	51,273	394,081	108,564
Dilutive effect of Series D Convertible Preferred Stock	1,301	—	—	—
Numerator for diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$210,241	$51,273	$394,081	$108,564

Denominator for basic EPS – weighted-average shares of common stock outstanding	104,179	92,598	101,991	90,336
Dilutive effect of forward equity sales agreements	462	698	363	430
Dilutive effect of Series D Convertible Preferred Stock	744	—	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	105,385	93,296	102,354	90,766
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$2.01	$0.55	$3.86	$1.20
Diluted	$1.99	$0.55	$3.85	$1.20

13.	Stockholders’ equity

ATM common stock offering programs

In August 2017, we established an ATM common stock offering program that allows us to sell up to an aggregate of $750.0 million of our common stock. The following table presents a detail of shares of common stock sold and the remaining aggregate amount available for future sales of common stock under this program since its inception (dollars in thousands, except per share amounts):

	Shares Issued	Average Issue Price per Share	Gross Proceeds	Net Proceeds
Three Months Ended
September 30, 2017	2,083,526	$119.94	$249,895	$245,785
December 31, 2017	689,792	$125.70	86,708	85,375
	2,773,318		336,603	331,160
March 31, 2018	—	—	—	—
June 30, 2018	2,456,037	$124.46	305,675	300,837
September 30, 2018	703,625	$127.91	90,000	88,548
	3,159,662		395,675	389,385
Cumulative activity through September 30, 2018	5,932,980		732,278	$720,545
Remaining availability as of September 30, 2018			17,722
Total August 2017 ATM common stock offering program			$750,000

In August 2018, we established a new ATM common stock offering program that allows us to sell up to an aggregate of $750.0 million of our common stock. The following table presents a detail of shares of common stock sold and the remaining aggregate amount available for future sales of common stock under our new ATM program (dollars in thousands, except per share amounts):

	Shares Issued	Average Issue Price per Share	Gross Proceeds	Net Proceeds
Three months ended September 30, 2018	855,458	$127.45	$109,031	$106,956
Remaining availability as of September 30, 2018			640,969
Total August 2018 ATM common stock offering program			$750,000

Forward equity sales agreements

In January 2018, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of underwriters’ option) at a public offering price of $123.50 per share, before underwriting discounts. The following table presents a summary of shares of common stock settled and the amount remaining available for future settlement under the forward equity sales agreements entered into in January 2018 for the sale of an aggregate of 6.9 million shares of our common stock (dollars in thousands, except per share amounts):

	Number of Shares	Average Issue Price per Share	Net Proceeds
Forward equity sales agreements settled during the three months ended:
March 31, 2018	843,600	$118.74	$100,169
June 30, 2018	—	—	—
September 30, 2018	857,700	116.62	100,022
Activity during the nine months ended September 30, 2018	1,701,300		200,191

Remaining forward equity sales agreements to settle no later than April 2019, as of September 30, 2018	5,198,700
Total under our forward equity sales agreements	6,900,000		$806,537

13.	Stockholders’ equity (continued)

We expect to receive additional proceeds of $606.3 million, to be further adjusted as provided in the sales agreements, upon settlement of the remaining forward equity sales agreements by April 2019. The proceeds of $606.3 million were calculated assuming the forward equity sales agreements will be settled entirely by the full physical delivery of shares of our common stock in exchange for cash proceeds. Although we expect to settle remaining forward equity sales agreements by the full physical delivery of shares of our common stock, we may elect cash settlement or net share settlement for all or a portion of our obligations under these agreements, either of which could result in no additional cash proceeds to us.

7.00% Series D cumulative convertible preferred stock repurchases

As of September 30, 2018 and 2017, we had 3.0 million shares of our Series D Convertible Preferred Stock outstanding. During the nine months ended September 30, 2017, we repurchased, in privately negotiated transactions, 501,115 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $17.9 million, or $35.79 per share. We recognized a preferred stock redemption charge of $5.8 million during the nine months ended September 30, 2017, including the write-off of original issuance costs of approximately $391 thousand.

In October 2018, we repurchased, in privately negotiated transactions, 214,000 shares of our Series D Convertible Preferred Stock for $7.5 million, or $35.00 per share, and recognized a preferred stock redemption charge of $2.3 million.

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

Dividends

In September 2018, we declared cash dividends on our common stock for the three months ended September 30, 2018, aggregating $100.0 million, or $0.93 per share. Also in September 2018, we declared cash dividends on our Series D Convertible Preferred Stock for the three months ended September 30, 2018, aggregating approximately $1.3 million, or $0.4375 per share. In October 2018, we paid the cash dividends on our common stock and Series D Convertible Preferred Stock declared for the three months ended September 30, 2018.

For the nine months ended September 30, 2018, our declared cash dividends on our common stock aggregated $289.6 million, or $2.76 per share, and our declared cash dividends on our Series D Convertible Preferred Stock aggregated $3.9 million, or $1.3125 per share.

13.	Stockholders’ equity (continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders consists of the following (in thousands):

	Net Unrealized Gain (Loss) on:
	Available-for- Sale Equity Securities		Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2017	$49,771		$5,157	$(4,904)	$50,024
Amounts reclassified from other comprehensive income to retained earnings	(49,771)	(1)	—	—	(49,771)

Other comprehensive income (loss) before reclassifications	—		2,808	(3,631)	(823)
Amounts reclassified from other comprehensive income to net income	—		(3,241)	—	(3,241)
Net other comprehensive loss	—		(433)	(3,631)	(4,064)

Balance as of September 30, 2018	$—		$4,724	$(8,535)	$(3,811)

(1)	Refer to Note 6 – “Investments” to these unaudited consolidated financial statements for additional information.

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 105.8 million shares were issued and outstanding as of September 30, 2018. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, of which 3.0 million shares were issued and outstanding as of September 30, 2018. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2018.

14.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 11 properties as of September 30, 2018, and are included in our unaudited consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the nine months ended September 30, 2018 and 2017, we distributed $24.4 million and $17.4 million, respectively, to our consolidated real estate joint venture partners.

Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities. We classify these ownership interests in the entities as redeemable noncontrolling interests outside of total equity in our consolidated balance sheets. Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. If the amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value. Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.

15.	Assets classified as held for sale

As of September 30, 2018, two buildings aggregating 389,018 RSF were classified as held for sale, neither of which met the criteria for classification as discontinued operations in our consolidated financial statements.

The following is a summary of net assets as of September 30, 2018, and December 31, 2017, for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	September 30, 2018	December 31, 2017
Total assets	$35,812	$31,578
Total liabilities	(1,899)	(1,809)
Total accumulated other comprehensive income (loss)	735	(1,021)
Net assets classified as held for sale	$34,648	$28,748

16.	Subsequent events

In October 2018, we completed the acquisition of a redevelopment building at 30-02 48th Avenue for a purchase price of $75.0 million, aggregating 176,759 RSF, in New York City, of which 140,098 RSF is undergoing conversion from existing office space to office/laboratory space. We also have the opportunity to convert the remaining space of 36,661 RSF, which is currently occupied, from existing office space to office/laboratory space through future redevelopment.

In October 2018, we repurchased, in privately negotiated transactions, 214,000 shares of our 7.00% Series D cumulative convertible preferred stock for $7.5 million, or $35.00 per share, and recognized a preferred stock redemption charge of $2.3 million.

17.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2018, and December 31, 2017, the condensed consolidating statements of income and comprehensive income for the three and nine months ended September 30, 2018 and 2017, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information on a consolidated basis. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of September 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$11,587,312	$—	$11,587,312
Investments in unconsolidated real estate JVs	—	—	197,970	—	197,970
Cash and cash equivalents	94,559	—	109,622	—	204,181
Restricted cash	175	—	29,524	—	29,699
Tenant receivables	—	—	11,041	—	11,041
Deferred rent	—	—	511,680	—	511,680
Deferred leasing costs	—	—	238,295	—	238,295
Investments	—	1,757	955,599	—	957,356
Investments in and advances to affiliates	11,966,279	10,610,856	216,136	(22,793,271)	—
Other assets	60,814	—	307,218	—	368,032
Total assets	$12,121,827	$10,612,613	$14,164,397	$(22,793,271)	$14,105,566
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$632,792	$—	$632,792
Unsecured senior notes payable	4,290,906	—	—	—	4,290,906
Unsecured senior line of credit	413,000	—	—	—	413,000
Unsecured senior bank term loans	347,306	—	—	—	347,306
Accounts payable, accrued expenses, and tenant security deposits	96,748	—	810,346	—	907,094
Dividends payable	101,084	—	—	—	101,084
Total liabilities	5,249,044	—	1,443,138	—	6,692,182
Redeemable noncontrolling interests	—	—	10,771	—	10,771
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	6,872,783	10,612,613	12,180,658	(22,793,271)	6,872,783
Noncontrolling interests	—	—	529,830	—	529,830
Total equity	6,872,783	10,612,613	12,710,488	(22,793,271)	7,402,613
Total liabilities, noncontrolling interests, and equity	$12,121,827	$10,612,613	$14,164,397	$(22,793,271)	$14,105,566

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$10,298,019	$—	$10,298,019
Investments in unconsolidated real estate JVs	—	—	110,618	—	110,618
Cash and cash equivalents	130,364	9	124,008	—	254,381
Restricted cash	152	—	22,653	—	22,805
Tenant receivables	—	—	10,262	—	10,262
Deferred rent	—	—	434,731	—	434,731
Deferred leasing costs	—	—	221,430	—	221,430
Investments	—	1,655	521,599	—	523,254
Investments in and advances to affiliates	9,949,861	9,030,994	183,850	(19,164,705)	—
Other assets	45,108	—	183,345	—	228,453
Total assets	$10,125,485	$9,032,658	$12,110,515	$(19,164,705)	$12,103,953
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$771,061	$—	$771,061
Unsecured senior notes payable	3,395,804	—	—	—	3,395,804
Unsecured senior line of credit	50,000	—	—	—	50,000
Unsecured senior bank term loans	547,942	—	—	—	547,942
Accounts payable, accrued expenses, and tenant security deposits	89,928	—	673,904	—	763,832
Dividends payable	92,145	—	—	—	92,145
Total liabilities	4,175,819	—	1,444,965	—	5,620,784
Redeemable noncontrolling interests	—	—	11,509	—	11,509
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	5,949,666	9,032,658	10,132,047	(19,164,705)	5,949,666
Noncontrolling interests	—	—	521,994	—	521,994
Total equity	5,949,666	9,032,658	10,654,041	(19,164,705)	6,471,660
Total liabilities, noncontrolling interests, and equity	$10,125,485	$9,032,658	$12,110,515	$(19,164,705)	$12,103,953

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$255,496	$—	$255,496
Tenant recoveries	—	—	81,051	—	81,051
Other income	5,017	—	5,723	(5,464)	5,276
Total revenues	5,017	—	342,270	(5,464)	341,823

Expenses:
Rental operations	—	—	99,759	—	99,759
General and administrative	21,803	—	6,321	(5,464)	22,660
Interest	37,236	—	5,008	—	42,244
Depreciation and amortization	1,506	—	118,094	—	119,600
Loss on early extinguishment of debt	823	—	299	—	1,122
Total expenses	61,368	—	229,481	(5,464)	285,385

Equity in earnings of unconsolidated real estate JVs	—	—	40,718	—	40,718
Equity in earnings of affiliates	269,987	147,999	2,912	(420,898)	—
Investment income	—	111	122,092	—	122,203
Net income	213,636	148,110	278,511	(420,898)	219,359
Net income attributable to noncontrolling interests	—	—	(5,723)	—	(5,723)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	213,636	148,110	272,788	(420,898)	213,636
Dividends on preferred stock	(1,301)	—	—	—	(1,301)
Net income attributable to unvested restricted stock awards	(3,395)	—	—	—	(3,395)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$208,940	$148,110	$272,788	$(420,898)	$208,940

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$216,021	$—	$216,021
Tenant recoveries	—	—	67,058	—	67,058
Other income	3,230	(2,589)	5,736	(4,086)	2,291
Total revenues	3,230	(2,589)	288,815	(4,086)	285,370

Expenses:
Rental operations	—	—	83,469	—	83,469
General and administrative	16,598	—	5,124	(4,086)	17,636
Interest	23,958	—	7,073	—	31,031
Depreciation and amortization	1,787	—	106,001	—	107,788
Total expenses	42,343	—	201,667	(4,086)	239,924

Equity in earnings of unconsolidated real estate JVs	—	—	14,100	—	14,100
Equity in earnings of affiliates	92,886	88,900	1,702	(183,488)	—
Net income	53,773	86,311	102,950	(183,488)	59,546
Net income attributable to noncontrolling interests	—	—	(5,773)	—	(5,773)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	53,773	86,311	97,177	(183,488)	53,773
Dividends on preferred stock	(1,302)	—	—	—	(1,302)
Net income attributable to unvested restricted stock awards	(1,198)	—	—	—	(1,198)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$51,273	$86,311	$97,177	$(183,488)	$51,273

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Nine Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$750,616	$—	$750,616
Tenant recoveries	—	—	226,380	—	226,380
Other income	14,106	—	11,760	(15,866)	10,000
Total revenues	14,106	—	988,756	(15,866)	986,996

Expenses:
Rental operations	—	—	283,438	—	283,438
General and administrative	66,694	—	17,192	(15,866)	68,020
Interest	100,470	—	16,786	—	117,256
Depreciation and amortization	4,830	—	347,841	—	352,671
Impairment of real estate	—	—	6,311	—	6,311
Loss on early extinguishment of debt	823	—	299	—	1,122
Total expenses	172,817	—	671,867	(15,866)	828,818

Equity in earnings of unconsolidated real estate JVs	—	—	42,952	—	42,952
Equity in earnings of affiliates	562,707	345,676	6,809	(915,192)	—
Investment income	—	487	219,807	—	220,294
Net income	403,996	346,163	586,457	(915,192)	421,424
Net income attributable to noncontrolling interests	—	—	(17,428)	—	(17,428)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	403,996	346,163	569,029	(915,192)	403,996
Dividends on preferred stock	(3,905)	—	—	—	(3,905)
Net income attributable to unvested restricted stock awards	(6,010)	—	—	—	(6,010)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$394,081	$346,163	$569,029	$(915,192)	$394,081

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Nine Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Rental	$—	$—	$635,156	$—	$635,156
Tenant recoveries	—	—	188,874	—	188,874
Other income	11,337	(2,577)	10,199	(13,683)	5,276
Total revenues	11,337	(2,577)	834,229	(13,683)	829,306

Expenses:
Rental operations	—	—	237,536	—	237,536
General and administrative	55,272	—	14,510	(13,683)	56,099
Interest	72,907	—	19,656	—	92,563
Depreciation and amortization	5,217	—	303,852	—	309,069
Impairment of real estate	—	—	203	—	203
Loss of early extinguishment of debt	670	—	—	—	670
Total expenses	134,066	—	575,757	(13,683)	696,140

Equity in earnings of unconsolidated real estate JVs	—	—	15,050	—	15,050
Equity in earnings of affiliates	252,434	242,345	4,694	(499,473)	—
Gain on sales of real estate – rental properties	—	—	270	—	270
Gain on sales of real estate – land parcels	—	—	111	—	111
Net income	129,705	239,768	278,597	(499,473)	148,597
Net income attributable to noncontrolling interests	—	—	(18,892)	—	(18,892)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	129,705	239,768	259,705	(499,473)	129,705
Dividends on preferred stock	(6,364)	—	—	—	(6,364)
Preferred stock redemption charge	(11,279)	—	—	—	(11,279)
Net income attributable to unvested restricted stock awards	(3,498)	—	—	—	(3,498)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$108,564	$239,768	$259,705	$(499,473)	$108,564

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$213,636	$148,110	$278,511	$(420,898)	$219,359
Other comprehensive loss:
Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge gains arising during the period	165	—	—	—	165
Reclassification adjustment for amortization of interest income included in net income	(1,432)	—	—	—	(1,432)
Unrealized losses on interest rate hedge agreements, net	(1,267)	—	—	—	(1,267)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	—	—	(59)	—	(59)
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	—	—	—
Unrealized losses on foreign currency translation, net	—	—	(59)	—	(59)

Total other comprehensive loss	(1,267)	—	(59)	—	(1,326)
Comprehensive income	212,369	148,110	278,452	(420,898)	218,033
Less: comprehensive income attributable to noncontrolling interests	—	—	(5,723)	—	(5,723)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$212,369	$148,110	$272,729	$(420,898)	$212,310

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$53,773	$86,311	$102,950	$(183,488)	$59,546
Other comprehensive income:
Unrealized gains on available-for-sale equity securities:
Unrealized holding gains arising during the period	—	65	16,953	—	17,018
Reclassification adjustment for losses included in net income	—	—	—	—	—
Unrealized gains on available-for-sale equity securities, net	—	65	16,953	—	17,018

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	174	—	(29)	—	145
Reclassification adjustment for amortization of interest expense included in net income	195	—	3	—	198
Unrealized gains (losses) on interest rate hedge agreements, net	369	—	(26)	—	343

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	3,836	—	3,836
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	—	—	—
Unrealized gains on foreign currency translation, net	—	—	3,836	—	3,836

Total other comprehensive income	369	65	20,763	—	21,197
Comprehensive income	54,142	86,376	123,713	(183,488)	80,743
Less: comprehensive income attributable to noncontrolling interests	—	—	(5,783)	—	(5,783)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$54,142	$86,376	$117,930	$(183,488)	$74,960

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$403,996	$346,163	$586,457	$(915,192)	$421,424
Other comprehensive loss:
Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge gains arising during the period	2,808	—	—	—	2,808
Reclassification adjustment for amortization of interest income included in net income	(3,241)	—	—	—	(3,241)
Unrealized losses on interest rate hedge agreements, net	(433)	—	—	—	(433)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	—	—	(3,631)	—	(3,631)
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	—	—	—
Unrealized losses on foreign currency translation, net	—	—	(3,631)	—	(3,631)

Total other comprehensive loss	(433)	—	(3,631)	—	(4,064)
Comprehensive income	403,563	346,163	582,826	(915,192)	417,360
Less: comprehensive income attributable to noncontrolling interests	—	—	(17,428)	—	(17,428)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$403,563	$346,163	$565,398	$(915,192)	$399,932

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$129,705	$239,768	$278,597	$(499,473)	$148,597
Other comprehensive income:
Unrealized gains on available-for-sale equity securities:
Unrealized holding gains arising during the period	—	20	23,394	—	23,414
Reclassification adjustment for losses included in net income	—	4	2,478	—	2,482
Unrealized gains on available-for-sale equity securities, net	—	24	25,872	—	25,896

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	1,062	—	(250)	—	812
Reclassification adjustment for amortization of interest expense included in net income	1,804	—	6	—	1,810
Unrealized gains (losses) on interest rate hedge agreements, net	2,866	—	(244)	—	2,622

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	7,592	—	7,592
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	2,421	—	2,421
Unrealized gains on foreign currency translation, net	—	—	10,013	—	10,013

Total other comprehensive income	2,866	24	35,641	—	38,531
Comprehensive income	132,571	239,792	314,238	(499,473)	187,128
Less: comprehensive income attributable to noncontrolling interests	—	—	(18,914)	—	(18,914)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$132,571	$239,792	$295,324	$(499,473)	$168,214

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$403,996	$346,163	$586,457	$(915,192)	$421,424
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,830	—	347,841	—	352,671
Loss on early extinguishment of debt	823	—	299	—	1,122
Impairment of real estate	—	—	6,311	—	6,311
Equity in earnings of unconsolidated real estate JVs	—	—	(42,952)	—	(42,952)
Distributions of earnings from unconsolidated real estate JVs	—	—	430	—	430
Amortization of loan fees	6,685	—	1,185	—	7,870
Amortization of debt discounts (premiums)	587	—	(2,382)	—	(1,795)
Amortization of acquired below-market leases	—	—	(16,588)	—	(16,588)
Deferred rent	—	—	(75,960)	—	(75,960)
Stock compensation expense	25,209	—	—	—	25,209
Equity in earnings of affiliates	(562,707)	(345,676)	(6,809)	915,192	—
Investment loss (income)	—	(487)	(219,807)	—	(220,294)
Changes in operating assets and liabilities:
Tenant receivables	—	—	(807)	—	(807)
Deferred leasing costs	—	—	(42,821)	—	(42,821)
Other assets	(14,955)	—	(6,674)	—	(21,629)
Accounts payable, accrued expenses, and tenant security deposits	(4,371)	—	26,268	—	21,897
Net cash (used in) provided by operating activities	(139,903)	—	553,991	—	414,088

Investing Activities
Proceeds from sales of real estate	—	—	5,748	—	5,748
Additions to real estate	—	—	(663,688)	—	(663,688)
Purchases of real estate	—	—	(947,013)	—	(947,013)
Deposits for investing activities	—	—	2,500	—	2,500
Investments in subsidiaries	(1,453,711)	(1,234,186)	(25,477)	2,713,374	—
Acquisitions of interests in unconsolidated real estate JVs	—	—	(35,922)	—	(35,922)
Investments in unconsolidated real estate JVs	—	—	(77,501)	—	(77,501)
Return of capital from unconsolidated real estate joint ventures	—	—	68,592	—	68,592
Additions to investments	—	—	(174,195)	—	(174,195)
Sales of investments	—	420	56,910	—	57,330
Net cash used in investing activities	$(1,453,711)	$(1,233,766)	$(1,790,046)	$2,713,374	$(1,764,149)

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$17,784	$—	$17,784
Repayments of borrowings from secured notes payable	—	—	(155,155)	—	(155,155)
Proceeds from issuance of unsecured senior notes payable	899,321	—	—	—	899,321
Borrowings from unsecured senior line of credit	3,894,000	—	—	—	3,894,000
Repayments of borrowings from unsecured senior line of credit	(3,531,000)	—	—	—	(3,531,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	—	—	—	(200,000)
Transfers to/from parent company	102,582	1,233,757	1,377,035	(2,713,374)	—
Payment of loan fees	(19,066)	—	—	—	(19,066)
Proceeds from the issuance of common stock	696,532	—	—	—	696,532
Dividends on common stock	(280,632)	—	—	—	(280,632)
Dividends on preferred stock	(3,905)	—	—	—	(3,905)
Contributions from noncontrolling interests	—	—	15,837	—	15,837
Distributions to and purchases of noncontrolling interests	—	—	(25,910)	—	(25,910)
Net cash provided by financing activities	1,557,832	1,233,757	1,229,591	(2,713,374)	1,307,806

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,051)	—	(1,051)

Net decrease in cash, cash equivalents, and restricted cash	(35,782)	(9)	(7,515)	—	(43,306)
Cash, cash equivalents, and restricted cash as of the beginning of period	130,516	9	146,661	—	277,186
Cash, cash equivalents, and restricted cash as of the end of period	$94,734	$—	$139,146	$—	$233,880

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$81,888	$—	$17,750	$—	$99,638

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$69,654	$—	$69,654

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$129,705	$239,768	$278,597	$(499,473)	$148,597
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,217	—	303,852	—	309,069
Loss on early extinguishment of debt	670	—	—	—	670
Gain on sales of real estate – rental properties	—	—	(270)	—	(270)
Impairment of real estate	—	—	203	—	203
Gain on sales of real estate – land parcels	—	—	(111)	—	(111)
Equity in earnings of unconsolidated real estate JVs	—	—	(15,050)	—	(15,050)
Distributions of earnings from unconsolidated real estate JVs	—	—	249	—	249
Amortization of loan fees	5,665	—	2,913	—	8,578
Amortization of debt discounts (premiums)	441	—	(2,314)	—	(1,873)
Amortization of acquired below-market leases	—	—	(14,908)	—	(14,908)
Deferred rent	—	—	(74,362)	—	(74,362)
Stock compensation expense	18,649	—	—	—	18,649
Equity in earnings of affiliates	(252,434)	(242,345)	(4,694)	499,473	—
Investment loss (income)	—	2,582	(4,589)	—	(2,007)
Changes in operating assets and liabilities:
Tenant receivables	—	—	(224)	—	(224)
Deferred leasing costs	—	—	(39,925)	—	(39,925)
Other assets	(10,576)	—	(86)	—	(10,662)
Accounts payable, accrued expenses, and tenant security deposits	(9,813)	(9)	40,441	—	30,619
Net cash (used in) provided by operating activities	(112,476)	(4)	469,722	—	357,242

Investing Activities
Proceeds from sales of real estate	—	—	4,263	—	4,263
Additions to real estate	—	—	(660,877)	—	(660,877)
Purchases of real estate	—	—	(590,884)	—	(590,884)
Deposits for investing activities	—	—	4,700	—	4,700
Investments in subsidiaries	(753,137)	(588,808)	(12,160)	1,354,105	—
Investments in unconsolidated real estate JVs	—	—	(248)	—	(248)
Return of capital from unconsolidated real estate JVs	—	—	38,576	—	38,576
Additions to investments	—	—	(128,190)	—	(128,190)
Sales of investments	—	204	18,692	—	18,896
Net cash used in investing activities	$(753,137)	$(588,604)	$(1,326,128)	$1,354,105	$(1,313,764)

17.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2017
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$145,272	$—	$145,272
Repayments of borrowings from secured notes payable	—	—	(2,882)	—	(2,882)
Proceeds from issuance of unsecured senior notes payable	424,384	—	—	—	424,384
Borrowings from unsecured senior line of credit	2,634,000	—	—	—	2,634,000
Repayments of borrowings from unsecured senior line of credit	(2,348,000)	—	—	—	(2,348,000)
Repayments of borrowings from unsecured bank term loans	(200,000)	—	—	—	(200,000)
Transfers to/from parent company	47,558	588,608	717,939	(1,354,105)	—
Payment of loan fees	(3,956)	—	(387)	—	(4,343)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(17,934)	—	—	—	(17,934)
Redemption of 6.45% Series E cumulative redeemable preferred stock	(130,350)	—	—	—	(130,350)
Proceeds from the issuance of common stock	705,391	—	—	—	705,391
Dividends on common stock	(229,814)	—	—	—	(229,814)
Dividends on preferred stock	(8,317)	—	—	—	(8,317)
Contributions from noncontrolling interests	—	—	9,877	—	9,877
Distributions to noncontrolling interests	—	—	(17,432)	—	(17,432)
Net cash provided by financing activities	872,962	588,608	852,387	(1,354,105)	959,852

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,579	—	1,579

Net increase (decrease) in cash, cash equivalents, and restricted cash	7,349	—	(2,440)	—	4,909
Cash, cash equivalents, and restricted cash as of the beginning of period	30,705	—	110,661	—	141,366
Cash, cash equivalents, and restricted cash as of the end of period	$38,054	$—	$108,221	$—	$146,275

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of interest capitalized	$67,091	$—	$19,141	$—	$86,232

Non-Cash Investing Activities:
Change in accrued construction	$—	$—	$(38,767)	$—	$(38,767)
Contribution of real estate to an unconsolidated real estate JV	$—	$—	$6,998	$—	$6,998

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

In addition, on December 22, 2017, the U.S. President signed a tax reform bill commonly referred to as the Tax Cuts and Jobs Act into law. The tax reform legislation is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing effects on different categories of taxpayers and industries. The legislation is unclear in many respects and will require clarification and interpretation by the U.S. Treasury Department and the IRS in the form of amendments, technical corrections, regulations, or other forms of guidance, any of which could lessen or increase the effect of the legislation on us or our stockholders. The outcome of this legislation on state and local tax authorities, and the response by such authorities, is also unclear. We continue to monitor changes made to, or as a result of, the federal tax law and its potential effect on us.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT uniquely focused on collaborative life science and technology campuses in AAA innovation cluster locations with a total market capitalization of $19.1 billion and an asset base in North America of 32.2 million SF as of September 30, 2018. The asset base in North America includes 21.6 million RSF of operating properties and 2.6 million RSF of development and redevelopment of new Class A properties currently undergoing construction and pre-construction activities with target delivery dates ranging from 2018 through 2019. Additionally, the asset base in North America includes 8.0 million SF of intermediate-term and future development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle Park. We have a longstanding and proven track record of developing Class A properties clustered in urban life science and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science and technology companies through our venture capital arm. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of September 30, 2018:

•	Investment-grade or publicly traded large cap tenants represented 52% of our total annual rental revenue;

•
Approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent;

•
Approximately 94% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from approximately 3% to 3.5%) or indexed based on a consumer price index or other index; and

•
Approximately 95% of our leases (on an RSF basis) provided for the recapture of capital expenditures (such as HVAC systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

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

Executive summary

Core asset sale

We expect to sell a partial joint venture interest in a Class A property located in our Cambridge submarket with proceeds of approximately $400 million or greater. We can provide no assurance this transaction will be completed.

Key sale of unconsolidated real estate joint venture interest

In September 2018, we sold our remaining 27.5% ownership interest in our 360 Longwood Avenue unconsolidated real estate joint venture, located in our Longwood Medical Area submarket at a sales price of $1,659 per RSF, with capitalization rates of 5.1% and 4.7% (cash basis). Our share of the contractual sales price, net of debt repaid, was $70.0 million, and our gain on sale was $35.7 million.

Credit rating upgrade

In September 2018, Moody’s Investors Service upgraded our corporate issuer credit rating to Baa1/Stable from Baa2/Stable. The rating upgrade reflects the continued and significant improvement of Alexandria’s credit profile resulting from a diversified portfolio of life science properties in key markets with consistently high occupancy and high-quality tenants, many of which are less sensitive to economic cyclicality.

A REIT Industry Leading Tenant Roster

52% of annual rental revenue from investment-grade or publicly traded large cap tenants.

Continuation of strong rental rate growth

Solid rental rate increases for the three months ended September 30, 2018, of 35.4% and 16.9% (cash basis). Rental rate increase of 35.4% represents the highest increase during the past 10 years.

Increased common stock dividend

Common stock dividend for the three months ended September 30, 2018, of $0.93 per common share, up 7 cents, or 8.1%, over the three months ended September 30, 2017; represents the continuation of our strategy to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

Strong internal growth

•	Total revenues:

•	$341.8 million, up 19.8%, for the three months ended September 30, 2018, compared to $285.4 million for the three months ended September 30, 2017

•	$987.0 million, up 19.0%, for the nine months ended September 30, 2018, compared to $829.3 million for the nine months ended September 30, 2017

•
Net operating income (cash basis) of $867.1 million for the three months ended September 30, 2018, annualized, up $48.4 million, or 5.9%, compared to the three months ended June 30, 2018, annualized, and up $173.9 million, or 25.1%, compared to the three months ended December 31, 2017, annualized.

•	Same property net operating income growth:

•	3.4% and 8.9% (cash basis) for the three months ended September 30, 2018, compared to the three months ended September 30, 2017

•	3.8% and 9.9% (cash basis) for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017

•	Continued solid leasing activity and strong rental rate growth, in light of modest contractual lease expirations at the beginning of 2018, and a highly leased value-creation pipeline:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total leasing activity – RSF	696,468	3,163,628
Lease renewals and re-leasing of space:
Rental rate increases	35.4%	26.9%
Rental rate increases (cash basis)	16.9%	15.0%
RSF (included in total leasing activity above)	475,863	1,437,676

Strong external growth; disciplined allocation of capital to visible, multiyear, highly leased value-creation pipeline

•	Highly leased value-creation pipeline with deliveries targeted for 2018 and 2019:

					Unlevered Yields
Target Delivery				Property Leased %	Initial Stabilized	Initial Stabilized (Cash)
2018	489,363	RSF		78%	7.5%	7.0%
2019	2,119,260	RSF	(1)	89%	7.3%	6.7%
	2,608,623	RSF		86%	7.3%	6.8%
(1) Commencement during the three months ended September 30, 2018 includes our redevelopment project aggregating 142,400 RSF at 681 Gateway Boulevard in our South San Francisco submarket.

•	We expect to present our value-creation pipeline with deliveries targeted for 2019, 2020, 2021, and 2022 at our annual Investor Day event on November 28, 2018.

Recent and future growth in net operating income (cash basis) driven by recently delivered projects

•
Strong near-term contractual growth in annual cash rents of $29 million related to initial free rent granted on development and redevelopment projects recently placed into service (and no longer included in our value-creation pipeline) that are currently generating rental revenue.

Completed strategic acquisitions

Refer to “Acquisitions” under the “Investments in Real Estate” section within this Item 2 of this report for information on our opportunistic acquisitions that are completed or under contract.

Operating results

On January 1, 2018, we adopted a new accounting standard which requires us, on a prospective basis, to generally present our equity investments at fair value with changes in fair value reflected in earnings. During the three and nine months ended September 30, 2018, we recognized unrealized gains from changes in fair value of our equity investments aggregating $117.2 million and $194.5 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$210.2	$51.3	$394.1	$108.6
Per share	$1.99	$0.55	$3.85	$1.20
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$173.6	$140.8	$504.0	$407.5
Per share	$1.66	$1.51	$4.92	$4.49

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items at the beginning of the “Results of Operations” section within this Item 2 for additional information.

Core operating metrics as of or for the quarter ended September 30, 2018

High-quality revenues and cash flows and operational excellence

•	Percentage of annual rental revenue in effect from:

•	Investment-grade or publicly traded large cap tenants: 52%

•	Class A properties in AAA locations: 77%

•	Occupancy of operating properties in North America: 97.3%

•	Operating margin: 71%

•	Adjusted EBITDA margin: 69%

•	Weighted-average remaining lease term:

•	All tenants: 8.6 years

•	Top 20 tenants: 12.3 years

•	See “Strong Internal Growth” in the above section for information on our total revenues, same property net operating income growth, leasing activity, and rental rate growth.

Balance sheet management

Key metrics

•	$19.1 billion of total market capitalization

•	$2.9 billion of liquidity

	Three Months Ended September 30, 2018		Goal for Fourth Quarter of 2018
	Quarter Annualized	Trailing 12 Months
Net debt to Adjusted EBITDA	5.7x	6.1x	Less than 5.5x
Fixed-charge coverage ratio	4.1x	4.3x	Greater than 4.0x
Unhedged variable-rate debt as a percentage of total debt	6%	N/A	Less than 5%
Current and future value-creation pipeline as a percentage of gross investments in real estate in North America	12%	N/A	8% to 12%

Key capital events

•
During three months ended September 30, 2018, we amended our unsecured senior line of credit and unsecured senior bank term loan to extend the maturity date of each to January 28, 2024. We recognized a loss on early extinguishment of debt of $634 thousand related to the write-off of unamortized loan fees associated with these amendments. The key changes are summarized below:

	Amended Agreement		Change
	Line of Credit	Term Loan	Line of Credit	Term Loan
Aggregate commitments	$2.2 billion	$350.0 million	Up $550 million	No change
Maturity date	January 2024	January 2024	Extended by 27 months	Extended by 36 months
Interest rate	L+0.825%	L+0.90%	Down 17.5 bps(1)	Down 20 bps(1)

(1)
Includes interest rate reduction of 10 bps and 15 bps on our unsecured senior line of credit and unsecured senior bank term loan, respectively, associated with the upgrade of our corporate issuer credit rating from Moody’s Investors Service. See “Credit Rating Upgrade” on the previous page for additional information.

•	Debt repayments during the three months ended September 30, 2018 consisted of the following (dollars in thousands):

Debt	Payment Date	Stated Rate	Amount	(Loss) Gain on Early Extinguishment of Debt
2019 Unsecured Senior Bank Term Loan	September 2018	L+1.20%	$200,000	$(189)
Secured construction loan	July 2018	L+1.50%	$150,000	$(299)
Menlo Gateway, Phase I(1)	August 2018	L+2.50%	$133,137	$761	(1)

(1)
This loan for our unconsolidated real estate joint venture was refinanced with a new loan for $145.0 million that bears an interest rate of 4.15%. Gain on early extinguishment of debt is included in equity in earnings of unconsolidated real estate joint ventures in our consolidated statements of income under Item 1 of this report.

•
In September 2018, we settled 857,700 shares from our January 2018 forward equity sales agreements and received proceeds of $100.0 million, net of underwriting discounts and adjustments provided in the agreements. We expect to receive additional proceeds of $606.3 million, to be further adjusted as provided in the sales agreements, upon settlement of the remaining outstanding forward equity sales agreements by April 2019. The proceeds of $606.3 million were calculated assuming the forward equity sales agreements will be settled entirely by the full physical delivery of shares of our common stock in exchange for cash proceeds. Although we expect to settle remaining forward equity sales agreements by the full physical delivery of shares of our common stock, we may elect cash settlement or net share settlement for all or a portion of our obligations under these agreements, either of which could result in no additional cash proceeds to us.

•
In August 2018, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $750.0 million of our common stock. During the three months ended September 30, 2018, activities under our existing and new ATM common stock offering programs were as follows:

(Dollars in thousands, except per share amounts)	Three Months Ended September 30, 2018
Shares issued	1,559,083
Average price per share	$127.66
Net proceeds	$195,504
Remaining availability	$658,691

Corporate responsibility and industry leadership

•	During the three months ended September 30, 2018, we received the following awards and recognitions:

•	Second consecutive “Green Star” designation and first “A” disclosure score by GRESB, and were recognized as the #1 real estate company in the world in GRESB’s Health & Well-being Module

•	Two design awards related to our interior build-out at 505 Brannan Street in our Mission Bay/SoMa submarket:

•	Architizer A+ Award for Commercial Office Interiors greater than 25,000 SF

•	Award of Merit for Best Projects 2018 from ENR California

•	First place in the High-Rise category of the City of Seattle’s 2017 People’s Choice Urban Design Awards for our 400 Dexter Avenue North building

•	Sustainable Design Awards winner in the Sustainable Private Organization category from the San Diego Green Building Council

•	Silver Tier recognition in SANDAG’s Diamond Awards program for our commuting programs that encourage alternative transportation

Subsequent events

•
In October 2018, we initiated the development of the North Tower at the Alexandria Center® for Life Science – New York City, with the signing of an amendment to our long-term ground lease with the New York City Health and Hospitals Corporation and New York City Economic Development Corporation. The amendment enables us to begin due diligence, design, and permitting for the North Tower, the campus’s third tower, which has been increased from the originally planned 420,000 RSF to approximately 550,000 RSF. The Alexandria Center® for Life Science – New York City currently comprises 728,000 RSF in the East and West Towers, and upon completion of the North Tower, the campus will consist of nearly 1.3 million RSF.

Operating summary

Favorable Lease Structure(1)		Same Property Net Operating Income Growth

Stable cash flows
Percentage of triple net leases	97%
Increasing cash flows
Percentage of leases containing annual rent escalations	94%
Lower capex burden
Percentage of leases providing for the recapture of capital expenditures	95%

Margins(2)		Rental Rate Growth: Renewed/Re-Leased Space

Adjusted EBITDA	Operating
69%	71%

(1)	Percentages calculated based on RSF as of September 30, 2018.

(2)	Represents percentages for the three months ended September 30, 2018.

Cash Flows from High-Quality, Diverse, and Innovative Tenants

Annual Rental Revenue(1) from Investment-Grade or Publicly Traded Large Cap Tenants A REIT Industry-Leading Tenant Roster

52%

Tenant Mix

Public
Biotechnology
26%
Life Science
Product, Service,
and Device
17%
9%
Private
Biotechnology
10%
Technology(2)
4%
Other
10%
Institutional
(Academic/Medical,
Non-Profit, and
U.S. Government)
24%
Multinational
Pharmaceutical

Percentage of ARE’s Annual Rental Revenue(1)

(1)	Represents annual rental revenue in effect as of September 30, 2018.

(2)	Our annual rental revenue from technology tenants consists of:

•	39% from investment-grade credit rated or publicly traded large cap tenants

•	52% from Uber Technologies, Inc., Stripe, Inc., and Pinterest, Inc.

•	9% from all other technology tenants

High-Quality Cash Flows from Class A Properties in AAA Locations

Class A Properties in AAA Locations	AAA Locations

San Francisco
22%
New York City
8%
San Diego
15%
Greater Boston
38%
6%
Seattle
6%
Maryland
2%
3%
Research Triangle Park
Other

77%
of ARE’s Annual Rental Revenue(1)
Percentage of ARE’s Annual Rental Revenue(1)

Solid Demand for Class A Properties in AAA Locations Drives Solid Occupancy

Solid Historical Occupancy(2)	Occupancy across Key Locations

97.3%
98.4%
100.0%
97.2%
94.2%
97.6%
97.2%
96.6%
North America
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle Park

96%
Over 10 Years

(1)	Represents annual rental revenue in effect as of September 30, 2018.

(2)	Average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of September 30, 2018.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended				Nine Months Ended				Year Ended
	September 30, 2018				September 30, 2018				December 31, 2017
	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	35.4%		16.9%	(2)	26.9%		15.0%	(2)	25.1%	12.7%
New rates	$69.64		$64.71		$55.97		$53.29		$51.05	$47.99
Expiring rates	$51.44		$55.36		$44.12		$46.32		$40.80	$42.60
Rentable square footage	475,863				1,437,676				2,525,099
Tenant improvements/leasing commissions	$33.53	(3)			$21.75				$18.74
Weighted-average lease term	6.9 years				5.8 years				6.2 years

Developed/redeveloped/previously vacant space leased
New rates	$55.42		$53.12		$66.49		$56.23		$47.56	$42.93
Rentable square footage	220,605				1,725,952				2,044,083
Tenant improvements/leasing commissions	$15.67				$13.76				$9.83
Weighted-average lease term	7.0 years				12.8 years				10.1 years

Leasing activity summary (totals):
New rates	$65.14		$61.04		$61.71		$54.90		$49.49	$45.72
Rentable square footage	696,468				3,163,628	(4)			4,569,182
Tenant improvements/leasing commissions	$27.88				$17.39				$14.75
Weighted-average lease term	7.0 years				9.6 years				7.9 years

Lease expirations:(1)
Expiring rates	$46.82		$50.90		$43.01		$45.65		$39.99	$41.71
Rentable square footage	745,839				2,072,452				2,919,259

Leasing activity includes 100% of results for properties in which we have an investment in North America. Refer to the “Non-GAAP Measures” section within this Item 2 for a description of the basis used to compute the measures above.

(1)	Excludes month-to-month leases aggregating 40,020 RSF and 37,006 RSF as of September 30, 2018, and December 31, 2017, respectively.

(2)
Includes rental rate increases related to the early re-leasing and re-tenanting of space subject to significantly below-market leases at our Alexandria Center® at One Kendall Square campus in our Cambridge submarket. Since our acquisition of the campus during the three months ended December 31, 2016, we have re-leased and renewed approximately 291,000 RSF of below-market space, or four times the volume we initially forecasted to be executed through the three months ended September 30, 2018, at rental rate (cash basis) increases of approximately 27%.

(3)
Includes $8.4 million of tenant improvements related to the 12-year lease renewal of 129,424 RSF with Alnylam Pharmaceuticals, Inc. at 300 Third Street in our Cambridge submarket. The increase in rental rates, net of tenant improvements and leasing commissions per RSF, on this renewal was 77%. Excluding this lease, new tenant improvements and leasing commissions for renewed/re-leased space was $16.25 per RSF during the three months ended September 30, 2018.

(4)
During the nine months ended September 30, 2018, we granted tenant concessions/free rent averaging 1.9 months with respect to the 3,163,628 RSF leased. Approximately 61% of the leases executed during the nine months ended September 30, 2018, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of
September 30, 2018:

Year	Number of Leases	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2018 (2)	22	267,899	1.3%	$44.66	1.2%
2019	94	1,299,961	6.2%	$40.99	5.4%
2020	116	1,853,802	8.8%	$37.69	7.0%
2021	98	1,562,885	7.5%	$39.65	6.2%
2022	91	1,596,193	7.6%	$44.34	7.1%
2023	79	2,178,296	10.4%	$43.45	9.5%
2024	45	1,673,364	8.0%	$48.08	8.1%
2025	32	1,469,393	7.0%	$46.49	6.9%
2026	23	860,002	4.1%	$43.05	3.7%
2027	24	1,928,376	9.2%	$43.84	8.5%
Thereafter	57	6,277,695	29.9%	$57.83	36.4%

(1)	Represents amounts in effect as of September 30, 2018.

(2)	Excludes month-to-month leases for 40,020 RSF as of September 30, 2018.

The following tables present information by market with respect to our lease expirations in North America as of September 30, 2018, for the remainder of 2018 and all of 2019:

	2018 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(2)
Market	Leased	Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases	Total (1)

Greater Boston	61,244	3,404	—	—	64,648	$66.10
San Francisco	3,994	9,122	—	—	13,116	51.10
New York City	3,573	—	—	11,168	14,741	N/A
San Diego	—	14,685	—	57,177	71,862	28.29
Seattle	—	—	—	7,770	7,770	N/A
Maryland	—	—	—	11,326	11,326	19.51
Research Triangle Park	—	9,307	—	16,027	25,334	19.36
Canada	31,006	8,889	—	15,070	54,965	19.61
Non-cluster markets	—	—	—	4,137	4,137	14.86
Total	99,817	45,407	—	122,675	267,899	$44.66
Percentage of expiring leases	37%	17%	—%	46%	100%

	2019 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(2)
Market	Leased	Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases(3)	Total

Greater Boston	99,744	9,071	—	222,773	331,588	$51.11
San Francisco	19,415	12,778	—	175,936	208,129	42.08
New York City	—	—	—	4,467	4,467	N/A
San Diego	90,193	—	—	190,039	280,232	32.40
Seattle	106,003	75,545	—	60,689	242,237	43.96
Maryland	—	47,180	—	72,606	119,786	29.30
Research Triangle Park	—	2,923	—	46,913	49,836	22.13
Canada	—	—	—	—	—	—
Non-cluster markets	3,508	6,178	—	54,000	63,686	33.31
Total	318,863	153,675	—	827,423	1,299,961	$40.99
Percentage of expiring leases	25%	12%	—%	63%	100%

(1)	Excludes month-to-month leases for 40,020 RSF as of September 30, 2018.

(2)	Represents amounts in effect as of September 30, 2018.

(3)
Includes 116,556 RSF expiring in June 2019 at 3545 Cray Court in our Torrey Pines submarket, which is under evaluation for options to renovate as a Class A office/laboratory building. The next largest contractual lease expiration in 2019 is 50,400 RSF, which is under evaluation for renewal.

Top 20 tenants

79% of Top 20 Annual Rental Revenue from Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.5% of our annual rental revenue in effect as of September 30, 2018. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of September 30, 2018 (dollars in thousands, except market cap):

		Remaining Lease Term in Years (1)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(2) (in billions)

	Tenant						Moody’s	S&P
1	Illumina, Inc.	11.9		891,495	$34,826	3.5%	—	BBB	$38.1
2	Bristol-Myers Squibb Company	9.3		475,661	30,861	3.1	A2	A+	$98.1
3	Takeda Pharmaceutical Company Ltd.	11.5		386,111	30,614	3.0	A2	A-	$38.9
4	Sanofi	9.4		494,693	30,324	3.0	A1	AA	$106.7
5	Eli Lilly and Company	11.1		467,521	29,203	2.9	A2	AA-	$94.8
6	Celgene Corporation	7.7		614,082	29,195	2.9	Baa2	BBB+	$71.5
7	Novartis AG	8.4		361,180	27,732	2.8	A1	AA-	$212.9
8	Uber Technologies, Inc.	74.2	(3)	422,980	22,185	2.2	—	—	N/A
9	New York University	11.9		209,224	20,718	2.1	Aa2	AA-	N/A
10	bluebird bio, Inc.	8.3		262,261	20,104	2.0	—	—	$8.6
11	Moderna Therapeutics, Inc.	10.1		356,975	19,857	2.0	—	—	N/A
12	Roche	5.2		357,928	19,023	1.9	Aa3	AA	$204.5
13	Stripe, Inc.	9.0		295,333	17,736	1.8	—	—	N/A
14	Pfizer Inc.	6.1		416,143	17,353	1.7	A1	AA	$219.9
15	Amgen Inc.	5.5		407,369	16,838	1.7	Baa1	A	$126.9
16	Massachusetts Institute of Technology	6.7		256,126	16,729	1.7	Aaa	AAA	N/A
17	Facebook, Inc.	11.5		382,883	15,434	1.5	—	—	$520.3
18	United States Government	6.9		264,358	15,089	1.5	Aaa	AA+	N/A
19	FibroGen, Inc.	5.1		234,249	14,198	1.4	—	—	$4.5
20	Biogen Inc.	10.0		305,212	13,278	1.3	Baa1	A-	$65.7
	Total/weighted average	12.3	(3)	7,861,784	$441,297	44.0%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)
Based on percentage of aggregate annual rental revenue in effect as of September 30, 2018. Refer to the “Non-GAAP Measures” section within this Item 2 for our methodologies on annual rental revenue for unconsolidated properties.

(2)	Average daily market capitalization for the 12-months ended September 30, 2018. Refer to the “Non-GAAP Measures” section within this Item 2 for additional information.

(3)
Represents a ground lease with Uber Technologies, Inc. at 1455 and 1515 Third Street in our Mission Bay/SoMa submarket. Excluding the ground lease, the weighted-average remaining lease term for our top 20 tenants was 9.0 years as of September 30, 2018.

Locations of properties

The locations of our properties are diversified among a number of life science and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of September 30, 2018, in North America of our properties by market (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	6,227,321	164,000	31,858	6,423,179	27%	54	$381,000	38%	$62.18
San Francisco	4,517,876	1,627,088	190,947	6,335,911	26	44	221,029	22	50.81
New York City	1,077,621	—	—	1,077,621	4	3	75,875	8	72.42
San Diego	4,344,153	—	163,648	4,507,801	19	56	159,091	15	38.89
Seattle	1,235,055	198,000	—	1,433,055	6	13	58,752	6	48.72
Maryland	2,462,116	—	103,225	2,565,341	11	37	66,375	6	27.85
Research Triangle Park	1,088,869	—	129,857	1,218,726	5	16	27,672	3	26.32
Canada	256,967	—	—	256,967	1	3	6,717	1	26.52
Non-cluster markets	323,030	—	—	323,030	1	8	8,188	1	30.83
Properties held for sale	54,874	—	—	54,874	—	1	997	—	—
North America	21,587,882	1,989,088	619,535	24,196,505	100%	235	$1,005,696	100%	$48.36
		2,608,623

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	9/30/18		6/30/18	9/30/17	9/30/18		6/30/18	9/30/17
Greater Boston	98.4%		97.2%	95.9%	97.9%		96.7%	95.0%
San Francisco	100.0		99.8	100.0	95.9		98.8	100.0
New York City	97.2		100.0	99.8	97.2		100.0	99.8
San Diego	94.2	(1)	95.8	92.4	90.8	(1)	92.3	88.6
Seattle	97.6		97.2	98.2	97.6		97.2	98.2
Maryland	97.2		95.7	93.6	93.3		91.9	91.6
Research Triangle Park	96.6		96.5	98.1	86.3		85.3	84.0
Subtotal	97.5		97.4	96.1	94.7		95.2	93.9
Canada	98.6		98.6	99.2	98.6		98.6	99.2
Non-cluster markets	82.2		77.9	88.6	82.2		77.9	88.6
North America	97.3%		97.1%	96.1%	94.6%		95.0%	93.9%

Refer to the “Non-GAAP Measures” section within this Item 2 for additional information.

(1)
The decline in occupancy relates primarily to the vacancy during the three months ended September 30, 2018 of 44,034 RSF at 4110 Campus Point Court, a property we recently acquired during the three months ended December 31, 2017 in our University Town Center submarket. We are reviewing various options to renovate this space.

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in collaborative life science and technology campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset values. Our pre-construction activities are undertaken in order to get the property ready for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. Our investments in real estate consisted of the following as of September 30, 2018 (dollars in thousands):

	Investments in Real Estate	Square Feet
		Operating	Construction	Intermediate-Term and Future Projects	Total
Investments in real estate:
Rental properties:
Consolidated	$12,144,386	21,314,142	—	—	21,314,142
Unconsolidated(1)	N/A	273,740	—	—	273,740
	12,144,386	21,587,882	—	—	21,587,882

New Class A development and redevelopment properties:
2018 deliveries	259,000	—	489,363	—	489,363
2019 deliveries
Consolidated	459,266	—	946,321	—	946,321
Unconsolidated(1)	N/A	—	1,172,939	—	1,172,939
2019 deliveries	459,266	—	2,119,260	—	2,119,260
New Class A development and redevelopment properties undergoing construction	718,266	—	2,608,623	—	2,608,623

Intermediate-term and future development and redevelopment projects:
Intermediate-term	799,998	—	—	5,585,832	5,585,832
Future	62,860	—	—	3,105,608	3,105,608
Portion of development and redevelopment square feet that will replace existing RSF included in rental properties(2)	N/A	—	—	(701,132)	(701,132)
Intermediate-term and future development and redevelopment projects, excluding RSF related to rental properties	862,858	—	—	7,990,308	7,990,308
Gross investments in real estate	13,725,510	21,587,882	2,608,623	7,990,308	32,186,813
		24,196,505
Less: accumulated depreciation	(2,166,330)
Net investments in real estate – North America	11,559,180
Net investments in real estate – Asia	28,132
Investments in real estate	$11,587,312

(1)	Our share of the cost basis associated with unconsolidated square feet is classified in investments in unconsolidated real estate joint ventures in our unaudited consolidated balance sheets.

(2)	Refer to footnotes 1, 3, and 4 to the table in the “New Class A Development and Redevelopment Properties: Summary of Pipeline” section within this Item 2 for additional information.

Acquisitions

Our real estate asset acquisitions for the nine months ended September 30, 2018 and October 2018, consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage							Unlevered Yields(1)				Purchase Price
					Operating	Operating with Future Redevelopment		Active Development/Redevelopment		Future Development		Initial Stabilized		Initial Stabilized (Cash)

Value-creation
701 Dexter Avenue North	Lake Union/Seattle	7/20/18	—	N/A	—	—		—		217,000		(1)		(1)		$33,500
1655 and 1725 Third Street (10% interest in unconsolidated JV)	Mission Bay/SoMa/ San Francisco	3/2/18	2	N/A	—	—		593,765		—		7.8%		6.0%		31,950
Other	Various	Various	—	N/A	—	—		—		493,000		(1)		(1)		58,205
			2		—	—		593,765		710,000						123,655

Operating with value-creation
219 East 42nd Street	New York City/ New York City	7/10/18	1	100%	—	349,947	(2)	—		230,000	(2)	6.8%	(2)	6.7%	(2)	203,000
Summers Ridge Science Park	Sorrento Mesa/ San Diego	1/5/18	4	100%	316,531	—		—		50,000		8.2%		6.3%		148,650
Alexandria PARC	Greater Stanford/San Francisco	1/25/18	4	100%	148,951	—		48,547		—		7.3%		6.1%		136,000
100 Tech Drive	Route 128/ Greater Boston	4/13/18	1	100%	200,431	—		—		300,000		8.7%		7.3%		87,250
704 Quince Orchard Road (56.8% interest in unconsolidated JV)	Gaithersburg/Maryland	3/16/18	1	100%	21,745	—		58,186		—		8.9%		8.8%		3,900
			11		687,658	349,947		106,733		580,000						578,800

Operating
Maryland Life Science Portfolio	Rockville/Gaithersburg/Maryland	5/8/18	8	100%	376,106	39,505		—		—		9.1%		7.0%		146,500
2301 5th Avenue	Lake Union/Seattle	6/1/18	1	97%	197,136	—		—		—		8.3%		5.1%		95,000
Other	Various	Various	2	100%	54,341	—		—		—		N/A		N/A		58,300	(3)
			11		627,583	39,505		—		—						299,800
October Acquisition
30-02 48th Avenue	New York City/ New York City	10/9/18	1	100%	—	36,661	(4)	140,098	(4)	—		(1)		(1)		75,000
Total			25		1,315,241	426,113		840,596		1,290,000						$1,077,255

(1)	We expect to provide total estimated costs and related yields in the future around the commencement of development and redevelopment.

(2)	Refer to the “New Class A Development and Redevelopment Properties: Summary of Pipeline” section within this Item 2 for additional information.

(3)
Includes, among others, the last two installment payments related to our November 2016 acquisition of 1455 and 1515 Third Street of $18.9 million per installment, which were paid during the three months ended March 31, 2018 and June 30, 2018, respectively.

(4)
We acquired a 176,759 RSF building, of which 79% is undergoing conversion from existing office space to office/laboratory space through redevelopment and 21% is office space that is leased and occupied. Upon expiration of the in-place leases, we have the opportunity to convert this office space to office/laboratory space through redevelopment.

Real estate asset sales

Our real estate asset sales completed during the nine months ended September 30, 2018, consisted of the following (dollars in thousands):

		At 100%						Our Share
							Capitalization Rate (Cash Basis)	Sales Price	Sales Price, Net of Debt	Gain
Property/Submarket/Market	Date of Sale	RSF	Sales Price	Debt Repaid	Sales Price per RSF	Capitalization Rate
360 Longwood Avenue/Longwood Medical Area/Greater Boston(1)	9/26/18	210,709	$349,500	$95,000	$1,659	5.1%	4.7%	$96,113	$69,988	$35,678
Land Parcel/Northern Virginia/Maryland	7/2/18	N/A	N/A	N/A	N/A	N/A	N/A	6,000	6,000	—	(2)

(1)	We sold our remaining 27.5% ownership interest in this unconsolidated real estate joint venture.

(2)
During the three months ended June 30, 2018, we entered into an agreement to sell this land parcel and recognized an impairment of $6.3 million to lower its carrying amount to estimated fair value less selling costs.

Disciplined management of ground-up developments

Alexandria's Disciplined Management of Development Pipeline

10-Year Track Record of Solid Execution

RISK MITIGATION THROUGH PRE-LEASING[1]

Single Tenancy

100% Pre-Leasing on 4.1M RSF

Multi-Tenancy

36% Pre-Leasing on 3.0M RSF

PROJECTS ATTRACT HIGH-QUALITY TENANTS[1]

63% of Annual Rental Revenue is from Investment-Grade or Publicly Traded Large Cap Tenants[2]

CONSERVATIVE UNDERWRITING & STRONG EXECUTION[3]

2 Months Average Early Delivery

7.4% Average Initial Stabilized Cash Yield

(1)	Represents developments commenced since January 1, 2008, comprising 28 projects aggregating 7.1 million RSF.

(2)	Annual rental revenue from ground-up developments commenced since January 1, 2008, is comprised of:

•	63% from investment-grade credit rated or publicly traded large cap tenants

•	16% from Uber Technologies, Inc., Stripe, Inc., and Pinterest, Inc.

•	21% from all other tenants

(3)	Represents developments commenced and delivered since January 1, 2008, comprising 22 projects aggregating 5.2 million RSF.

ALEXANDRIA SUSTAINABILITY

Focus on making a positive and meaningful impact on the health, safety, and well-being of our tenants, stockholders, employees, and the communities in which we live and work.

A LEADER IN GREEN DEVELOPMENT AND COMMITMENT TO CONTINUOUS SUSTAINABILITY IMPROVEMENTS

$450 MILLION
Issuance of Green Bond in June 2018

100%
New Ground-Up Developments Targeting LEED® Gold or Platinum Certification

62
Efficiency Projects on Operating Properties in 2017[1]

55
LEED Projects[2]
5 | Platinum
36 | Gold
14 | Silver

50%
ARE's Total Annual Rental Revenue from LEED Projects[2]

6%
Reduction of Same Property Greenhouse Gas Pollution from 2016 to 2017[1]

A LEADER IN HEALTH & WELLNESS

#1
Global Ranking in 2018 GRESB Health & Well-being Module with ARE's Perfect Score of 100

4
WELL Projects[3]
2 | Gold
2 | Silver

19
Fitwel Projects[4]
5 | ★★★
8 | ★★
6 | ★

(1)    For the years ended December 31, 2016 and 2017. We expect to disclose data for the year ending December 31, 2018 in 2019.
(2)    Upon completion of 13 projects in process targeting LEED certification.
(3)    Upon completion of three projects in process targeting WELL certification.
(4)    Upon completion of 12 projects in process targeting Fitwel certification.

New Class A development and redevelopment properties: 2018 deliveries

100 Binney Street	399 Binney Street
Greater Boston/Cambridge	Greater Boston/Cambridge
432,931 RSF	164,000 RSF
Bristol-Myers Squibb Company Facebook, Inc.	Rubius Therapeutics, Inc. Relay Therapeutics, Inc. Celsius Therapeutics, Inc.

266 and 275 Second Avenue	9625 Towne Centre Drive	5 Laboratory Drive
Greater Boston/Route 128	San Diego/University Town Center	Research Triangle Park/RTP
203,757 RSF	163,648 RSF	175,000 RSF
Otsuka Pharmaceutical Co., Ltd.	Takeda Pharmaceutical Company Ltd.	Boragen, Inc. Elo Life Systems, Inc. Indigo Ag, Inc.

New Class A development and redevelopment properties: 2019 deliveries

213 East Grand Avenue	9900 Medical Center Drive	279 East Grand Avenue	Alexandria PARC	188 East Blaine Street
San Francisco/South San Francisco	Maryland/Rockville	San Francisco/South San Francisco	San Francisco/Greater Stanford	Seattle/Lake Union
300,930 RSF	45,039 RSF	211,405 RSF	48,547 RSF	198,000 RSF
Merck & Co., Inc.	Lonza Walkersville, Inc. Multi-Tenant/Marketing	Verily Life Sciences, LLC insitro, Inc.	Adaptive Insights, Inc.	bluebird bio, Inc. Seattle Cancer Care Alliance Multi-Tenant/Marketing

681 Gateway Boulevard	704 Quince Orchard Road	Menlo Gateway	1655 and 1725 Third Street
San Francisco/South San Francisco	Maryland/Gaithersburg	San Francisco/Greater Stanford	San Francisco/Mission Bay/SoMa
142,400 RSF	58,186 RSF	520,988 RSF	593,765 RSF	2,119,260 RSF
Twist Bioscience Corporation Multi-Tenant/Marketing	Multi-Tenant/Marketing	Facebook, Inc.	Uber Technologies, Inc.

89% Leased

New Class A development and redevelopment properties: 2018 and 2019 deliveries

The following table sets forth a summary of our new Class A development and redevelopment properties projected to be delivered in 2018 and 2019, as of September 30, 2018:

Property/Market/Submarket	Dev/Redev	RSF			Percentage		Project Start	Occupancy(1)
		In Service	CIP	Total	Leased	Leased/Negotiating		Initial	Stabilized
2018 deliveries: consolidated projects
266 and 275 Second Avenue/Greater Boston/Route 128	Redev	171,899	31,858	203,757	85%	90%	3Q17	1Q18	2019
5 Laboratory Drive/Research Triangle Park/RTP	Redev	45,143	129,857	175,000	51	98	2Q17	2Q18	2019
9625 Towne Centre Drive/San Diego/University Town Center	Redev	—	163,648	163,648	100	100	3Q15	4Q18	4Q18
399 Binney Street/Greater Boston/Cambridge	Dev	—	164,000	164,000	75	98	4Q17	4Q18	2019
2018 deliveries		217,042	489,363	706,405	78	96

2019 deliveries: consolidated projects
213 East Grand Avenue/San Francisco/South San Francisco	Dev	—	300,930	300,930	100	100	2Q17	1Q19	1Q19
9900 Medical Center Drive/Maryland/Rockville	Redev	—	45,039	45,039	58	58	3Q17	1Q19	2019
279 East Grand Avenue/San Francisco/South San Francisco	Dev	—	211,405	211,405	100	100	4Q17	1Q19	2020
Alexandria PARC/San Francisco/Greater Stanford	Redev	148,951	48,547	197,498	100	100	1Q18	2Q19	2Q19
188 East Blaine Street/Seattle/Lake Union(2)	Dev	—	198,000	198,000	33	64	2Q18	2Q19	2020
681 Gateway Boulevard/San Francisco/South San Francisco(3)	Redev	—	142,400	142,400	43	97	3Q18	2Q19	2020
		148,951	946,321	1,095,272	79	91

2019 deliveries: unconsolidated joint venture projects(4)
704 Quince Orchard Road/Maryland/Gaithersburg	Redev	21,745	58,186	79,931	38	50	1Q18	1Q19	2020
Menlo Gateway/San Francisco/Greater Stanford	Dev	251,995	520,988	772,983	100	100	4Q17	4Q19	4Q19
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	Dev	—	593,765	593,765	100	100	1Q18	4Q19	4Q19
		273,740	1,172,939	1,446,679	97	97
2019 deliveries		422,691	2,119,260	2,541,951	89	95
2018 and 2019 deliveries		639,733	2,608,623	3,248,356	86%	95%

(1)	Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.

(2)	Formerly 1818 Fairview Avenue East.

(3)	Conversion of single tenant office space to multi-tenant office/laboratory space through redevelopment.

(4)	Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information.

New Class A development and redevelopment properties: 2018 and 2019 deliveries (continued)

The following table sets forth a summary of our new Class A development and redevelopment properties projected to be delivered in 2018 and 2019, as of September 30, 2018 (dollars in thousands):

	Our Ownership Interest			Cost to Complete			Unlevered Yields
Property/Market/Submarket		In Service	CIP	Construction Loan	ARE Funding	Total at Completion	Initial Stabilized	Initial Stabilized (Cash)

2018 deliveries: consolidated projects under construction
266 and 275 Second Avenue/Greater Boston/Route 128	100%	$73,635	$10,215	$—	$5,150	$89,000	8.4%	7.1%
5 Laboratory Drive/Research Triangle Park/RTP	100%	9,722	29,899	—	22,879	62,500	7.7	7.6
9625 Towne Centre Drive/San Diego/University Town Center	50.1%	—	78,815	—	14,185	93,000	7.0	7.0
399 Binney Street/Greater Boston/Cambridge	100%	—	140,071	—	33,929	174,000	7.3	6.7
2018 deliveries		83,357	259,000	—	76,143	418,500	7.5	7.0

2019 deliveries: consolidated projects under construction
213 East Grand Avenue/San Francisco/South San Francisco	100%	—	208,561	—	51,439	260,000	7.2	6.4
9900 Medical Center Drive/Maryland/Rockville	100%	—	9,977	—	4,323	14,300	8.4	8.4
279 East Grand Avenue/San Francisco/South San Francisco	100%	—	80,770	—	70,230	151,000	7.8	8.1
Alexandria PARC/San Francisco/Greater Stanford	100%	95,097	33,412	—	21,491	150,000	7.3	6.1
188 East Blaine Street/Seattle/Lake Union(1)	100%	—	78,085	—	111,915	190,000	6.7	6.7
681 Gateway Boulevard/San Francisco/South San Francisco	100%	—	48,461	—	59,539	108,000	8.5	7.9

		95,097	459,266	—	318,937	873,300	7.4	6.9
2019 deliveries: unconsolidated joint venture projects(2)
(amounts represent our share)
704 Quince Orchard Road/Maryland/Gaithersburg	56.8%	1,207	5,386	5,801	906	13,300	8.9	8.8
Menlo Gateway/San Francisco/Greater Stanford	33.7%	87,846	104,081	99,094	138,979	430,000	6.9	6.3
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	10.0%	—	49,798	25,311	2,891	78,000	7.8	6.0
		89,053	159,265	130,206	142,776	521,300	7.1	6.3
2019 deliveries		184,150	618,531	130,206	461,713	1,394,600	7.3	6.7
2018 and 2019 deliveries		$267,507	$877,531	$130,206	$537,856	$1,813,100	7.3%	6.8%

(1)	Formerly 1818 Fairview Avenue East.

(2)	Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information.

New Class A development and redevelopment properties: summary of pipeline

    The following table summarizes the key information for all our development and redevelopment projects in North America as of September 30, 2018 (dollars in thousands):

Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Projected Deliveries		Intermediate-Term Projects		Future		Total(1)
				2018	2019

Greater Boston
Undergoing construction
399 Binney (Alexandria Center® at One Kendall Square)/Cambridge	100%	$140,071		164,000	—	—		—		164,000
266 and 275 Second Avenue/Route 128	100%	10,215		31,858	—	—		—		31,858
Intermediate-term development
325 Binney Street/Cambridge	100%	97,484		—	—	208,965		—		208,965
Future development
Alexandria Technology Square®/Cambridge	100%	7,787		—	—	—		100,000		100,000
100 Tech Drive/Route 128	100%	—		—	—	—		300,000		300,000
Other value-creation projects	100%	13,205		—	—	—		405,599		405,599
		268,762		195,858	—	208,965		805,599		1,210,422
San Francisco
Undergoing construction
1655 and 1725 Third Street/Mission Bay/SoMa	10.0%	—	(2)	—	593,765	—		—		593,765
213 East Grand Avenue/South San Francisco	100%	208,561		—	300,930	—		—		300,930
279 East Grand Avenue/South San Francisco	100%	80,770		—	211,405	—		—		211,405
681 Gateway Boulevard/South San Francisco	100%	48,461		—	142,400	—		—		142,400
Menlo Gateway/Greater Stanford	33.7%	—	(2)	—	520,988	—		—		520,988
Alexandria PARC/Greater Stanford	100%	33,412		—	48,547	—		—		48,547
Intermediate-term development
88 Bluxome Street/Mission Bay/SoMa	100%	173,338		—	—	1,070,925	(1)	—		1,070,925
505 Brannan Street, Phase II/Mission Bay/SoMa	99.7%	16,263		—	—	165,000		—		165,000
201 Haskins Way/South San Francisco	100%	46,159		—	—	280,000		—		280,000
960 Industrial Road/Greater Stanford	100%	79,659		—	—	533,000	(1)(3)	—		533,000
825 and 835 Industrial Road/Greater Stanford	100%	123,986		—	—	530,000		—		530,000
Future development
East Grand Avenue/South San Francisco	100%	5,988		—	—	—		90,000		90,000
Other value-creation projects	100%	1,944		—	—	70,620		25,000		95,620
		818,541		—	1,818,035	2,649,545		115,000		4,582,580
New York City
Intermediate-term development
Alexandria Center® for Life Science – New York City/New York City	100%	11,702		—	—	550,000		—		550,000
Future redevelopment
219 East 42nd Street/New York City	100%	—		—	—	—		579,947	(4)	579,947
		$11,702		—	—	550,000		579,947		1,129,947
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
(3)    Represents total RSF available for future development in either (i) one phase aggregating 533,000 RSF or (ii) two phases consisting of 423,000 RSF and 110,000 RSF, upon receiving entitlements.
(4)    Includes 349,947 RSF in operation with an opportunity to either convert the existing office space into office/laboratory space through future redevelopment or to expand the building by an additional 230,000 RSF through ground-up development. The building is currently occupied by Pfizer Inc. with a remaining lease term of six years.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Projected Deliveries		Intermediate-Term Projects		Future	Total(1)
				2018	2019

San Diego
Undergoing construction
9625 Towne Centre Drive/University Town Center	50.1%	$78,815		163,648	—	—		—	163,648
Intermediate-term development
5200 Illumina Way/University Town Center	100%	11,808		—	—	386,044		—	386,044
Campus Pointe by Alexandria/University Town Center	55.0%	16,811		—	—	318,383		—	318,383
9880 Campus Point Drive/University Town Center	100%	47,933		—	—	98,000		—	98,000
Future development
Vista Wateridge/Sorrento Mesa	100%	4,022		—	—	—		163,000	163,000
Other value-creation projects	100%	52,471		—	—	185,895		249,000	434,895
		211,860		163,648	—	988,322		412,000	1,563,970
Seattle
Undergoing construction
188 East Blaine Street/Lake Union(2)	100%	78,085		—	198,000	—		—	198,000
Intermediate-term development
1150 Eastlake Avenue East/Lake Union	100%	22,016		—	—	260,000		—	260,000
701 Dexter Avenue North/Lake Union	100%	36,945		—	—	217,000		—	217,000
1165 Eastlake Avenue East/Lake Union	100%	16,357		—	—	106,000		—	106,000
		153,403		—	198,000	583,000		—	781,000
Maryland
Undergoing construction
9900 Medical Center Drive/Rockville	100%	9,977		—	45,039	—		—	45,039
704 Quince Orchard Road/Gaithersburg	56.8%	—	(3)	—	58,186	—		—	58,186
Intermediate-term development
9800 Medical Center Drive/Rockville	100%	12,656		—	—	180,000		—	180,000
9950 Medical Center Drive/Rockville	100%	4,041		—	—	61,000		—	61,000
		26,674		—	103,225	241,000		—	344,225
Research Triangle Park
Undergoing construction
5 Laboratory Drive/Research Triangle Park	100%	29,899		129,857	—	—		—	129,857
Intermediate-term and future development
6 Davis Drive/Research Triangle Park	100%	17,127		—	—	130,000		870,000	1,000,000
Other value-creation projects	100%	5,154		—	—	—		176,262	176,262
		52,180		129,857	—	130,000		1,046,262	1,306,119
Other value-creation projects	Various	38,002		—	—	235,000	(1)	146,800	381,800
		$1,581,124		489,363	2,119,260	5,585,832		3,105,608	11,300,063

(1)
Represents total square footage upon completion of development of a new Class A property. RSF presented includes RSF of a building currently in operation that will be demolished upon commencement of construction.

(2)	Formerly 1818 Fairview Avenue East.

(3)
This property is an unconsolidated real estate joint venture. Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information on our share of investment in real estate.

Summary of capital expenditures

Our construction spending for the nine months ended September 30, 2018, consisted of the following (in thousands):

Nine Months Ended
Construction Spending	September 30, 2018
Additions to real estate – consolidated projects	$663,688
Investments in unconsolidated real estate joint ventures	77,501
Contributions from noncontrolling interests	(15,837)
Construction spending (cash basis)(1)	725,352
Increase in accrued construction	69,654
Construction spending	$795,006

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures.

The following table summarizes the total projected construction spending for the year ending December 31, 2018, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2018
Development and redevelopment projects	$243,000
Investments in unconsolidated real estate joint ventures	41,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(18,000)
Generic laboratory infrastructure/building improvement projects	32,000
Non-revenue-enhancing capital expenditures and tenant improvements	7,000
Projected construction spending for three months ending December 31, 2018	305,000
Actual construction spending for nine months ended September 30, 2018	795,006
Guidance range	$1,050,000	–	1,150,000

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs

The table below presents the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures, Tenant Improvements, and Leasing Costs(1)	Nine Months Ended September 30, 2018			Recent Average per RSF(2)
	Amount	Per RSF
Non-revenue-enhancing capital expenditures	$8,484	$0.40		$0.51

Tenant improvements and leasing costs:
Re-tenanted space	$17,101	$24.74		$20.45
Renewal space	14,169	18.98	(3)	12.98
Total tenant improvements and leasing costs/weighted average	$31,270	$21.75		$15.62

(1)	Excludes amounts that are recoverable from tenants, related to revenue-enhancing capital expenditures, or related to properties that have undergone redevelopment.

(2)	Represents the average of 2014–2017 and the nine months ended September 30, 2018, annualized.

(3)
Includes $8.4 million of tenant improvements related to the 12-year lease renewal of 129,424 RSF with Alnylam Pharmaceuticals, Inc. at 300 Third Street in our Cambridge submarket. The increase in rental rates, net of tenant improvements and leasing commissions per RSF, on this renewal was 77%.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our most recent annual report on Form 10-K for the year ended December 31, 2017, and our subsequent quarterly reports on Form 10-Q. We believe such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on early extinguishment of debt and preferred stock redemption charges are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments and impairments of real estate and non-real estate investments are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Items included in net income attributable to Alexandria’s common stockholders are as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
(In millions, except per share amounts)	2018		2017		2018	2017	2018		2017	2018	2017
	Amount				Per Share – Diluted		Amount			Per Share – Diluted
Realized gain on non-real estate investment	$—		$—		$—	$—	$8.3		$—	$0.08	$—
Unrealized gains on non-real estate investments(1)	117.2		—		1.11	—	194.5		—	1.90	—
Gain on sales of real estate	35.7	(2)	14.1	(2)	0.34	0.15	35.7	(2)	14.5	0.35	0.15
Impairment of:
Real estate(3)	—		—		—	—	(6.3)		(0.2)	(0.06)	—
Non-real estate investments	—		—		—	—	—		(4.5)	—	(0.05)
Loss on early extinguishment of debt	(1.1)		—		(0.01)	—	(1.1)		(0.7)	(0.01)	(0.01)
Gain on early extinguishment of debt	0.8	(2)	—		0.01	—	0.8		—	0.01	—
Preferred stock redemption charge(4)	—		—		—	—	—		(11.3)	—	(0.12)
Allocation to unvested restricted stock awards	(2.4)		(0.2)		(0.02)	—	(3.4)		—	(0.03)	—
Total	$150.2		$13.9		$1.43	$0.15	$228.5		$(2.2)	$2.23	$(0.02)
Weighted-average shares of common stock outstanding for calculation of EPS – diluted					105.4	93.3				102.4	90.8

(1)	Refer to Note 6 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(2)	Included in equity in earnings of unconsolidated real estate joint ventures in our unaudited consolidated statements of income under Item 1 of this report.

(3)	Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(4)	Refer to Note 13 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for more information.

Same Properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For more information on the determination of our Same Properties portfolio, refer to “Same Property Comparisons” in the “Non-GAAP Measures” section within this Item 2. The following table presents information regarding our Same Properties for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Percentage change in net operating income over comparable period from prior year	3.4%	3.8%
Percentage change in net operating income (cash basis) over comparable period from prior year	8.9%	9.9%
Operating margin	71%	71%
Number of Same Properties	188	185
RSF	17,641,401	17,221,297
Occupancy – current-period average	96.7%	96.4%
Occupancy – same-period prior-year average	95.9%	96.1%

The following table reconciles the number of Same Properties to total properties for the nine months ended September 30, 2018:

Development – under construction	Properties
213 East Grand Avenue	1
399 Binney Street	1
279 East Grand Avenue	1
188 East Blaine Street(1)	1
4
Development – placed into service after January 1, 2017	Properties
505 Brannan Street	1
510 Townsend Street	1
ARE Spectrum	3
400 Dexter Avenue North	1
100 Binney Street	1
7
Redevelopment – under construction	Properties
9625 Towne Centre Drive	1
5 Laboratory Drive	1
9900 Medical Center Drive	1
266 and 275 Second Avenue	2
Alexandria PARC	4
681 Gateway Boulevard	1
10

Acquisitions after January 1, 2017	Properties
100 Tech Drive	1
88 Bluxome Street	1
701 Gateway Boulevard	1
960 Industrial Road	1
1450 Page Mill Road	1
219 East 42nd Street	1
4110 Campus Point Court	1
Summers Ridge Science Park	4
2301 5th Avenue	1
9704, 9708, 9712, and 9714 Medical Center Drive	4
9920 Belward Campus Drive	1
21 Firstfield Road	1
50 and 55 West Watkins Mill Road	2
Other	2
	22

Unconsolidated real estate JVs	6
Properties held for sale	1
Total properties excluded from Same Properties	50
Same Properties	185	(2)
Total properties in North America as of September 30, 2018	235

(1)	Formerly 1818 Fairview Avenue East.

(2)
Includes 9880 Campus Point Drive, a building we acquired in 2001, was occupied through January 2018 and subsequently demolished in anticipation of developing a 98,000 RSF Class A office/laboratory building.

Comparison of results for the three months ended September 30, 2018, to the three months ended September 30, 2017

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. For a reconciliation of net operating income from net income, the most directly comparable financial measure presented in accordance with GAAP, refer to the “Non-GAAP Measures” section within this Item 2.

	Three Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Same Properties	$209,030	$202,168	$6,862	3.4%
Non-Same Properties	46,466	13,853	32,613	235.4
Total rental	255,496	216,021	39,475	18.3

Same Properties	70,790	64,271	6,519	10.1
Non-Same Properties	10,261	2,787	7,474	268.2
Total tenant recoveries	81,051	67,058	13,993	20.9

Same Properties	66	43	23	53.5
Non-Same Properties	5,210	2,248	2,962	131.8
Total other income	5,276	2,291	2,985	130.3

Same Properties	279,886	266,482	13,404	5.0
Non-Same Properties	61,937	18,888	43,049	227.9
Total revenues	341,823	285,370	56,453	19.8

Same Properties	82,637	75,803	6,834	9.0
Non-Same Properties	17,122	7,666	9,456	123.3
Total rental operations	99,759	83,469	16,290	19.5

Same Properties	197,249	190,679	6,570	3.4
Non-Same Properties	44,815	11,222	33,593	299.3
Net operating income	$242,064	$201,901	$40,163	19.9%

Net operating income – Same Properties	$197,249	$190,679	$6,570	3.4%
Straight-line rent revenue	(10,555)	(17,775)	7,220	(40.6)
Amortization of acquired below-market leases	(3,269)	(4,403)	1,134	(25.8)
Net operating income – Same Properties (cash basis)	$183,425	$168,501	$14,924	8.9%

Rental revenues

Total rental revenues for the three months ended September 30, 2018, increased by $39.5 million, or 18.3%, to $255.5 million, compared to $216.0 million for the three months ended September 30, 2017. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $32.6 million primarily related to 1,168,226 RSF of development and redevelopment projects placed into service subsequent to July 1, 2017, and 19 operating properties aggregating 1,893,476 RSF acquired subsequent to July 1, 2017.

Rental revenues from our Same Properties for the three months ended September 30, 2018, increased by $6.9 million, or 3.4%, to $209.0 million, compared to $202.2 million for the three months ended September 30, 2017. The increase was primarily due to an increase in occupancy at our Same Properties to 96.7% from 95.9% during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, as well as significant rental rate increases on lease renewals and re-leasing of space since July 1, 2017. Refer to “Leasing” within the “Operating Summary” section of this Item 2 for additional information on our leasing activity.

Tenant recoveries

Tenant recoveries for the three months ended September 30, 2018, increased by $14.0 million, or 20.9%, to $81.1 million, compared to $67.1 million for the three months ended September 30, 2017. As of September 30, 2018, 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Non-Same Properties’ tenant recoveries increased by $7.5 million primarily due to the increase in recoverable operating expenses for the three months ended September 30, 2018, as discussed under “Rental Operating Expenses” below.

Same Properties’ tenant recoveries for the three months ended September 30, 2018, increased by $6.5 million, or 10.1%, to $70.8 million, compared to $64.3 million for the three months ended September 30, 2017, primarily due to the increase in recoverable operating expenses for the three months ended September 30, 2018.

Other income

Other income for the three months ended September 30, 2018, increased by $3.0 million to $5.3 million, compared to $2.3 million for the three months ended September 30, 2017, primarily due to an increase in management and incentive fees earned during the three months ended September 30, 2018.

Rental operating expenses

Total rental operating expenses for the three months ended September 30, 2018, increased by $16.3 million, or 19.5%, to $99.8 million, compared to $83.5 million for the three months ended September 30, 2017. Approximately $9.5 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to 1,168,226 RSF of development and redevelopment projects placed into service subsequent to July 1, 2017, and 19 operating properties aggregating 1,893,476 RSF acquired subsequent to July 1, 2017.

Same Properties’ rental operating expenses increased by $6.8 million, or 9.0%, to $82.6 million during the three months ended September 30, 2018, compared to $75.8 million for the three months ended September 30, 2017, primarily due to higher property taxes and utility expenses during the three months ended September 30, 2018.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2018, increased by $5.0 million, or 28.5%, to $22.7 million, compared to $17.6 million for the three months ended September 30, 2017. General and administrative expenses increased primarily due to a 26.3% increase in employee headcount since July 1, 2017, to accommodate the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and operating properties acquired subsequent to July 1, 2017, as discussed under “Rental Operating Expenses” above. As a percentage of net operating income, our general and administrative expenses for the trailing 12 months ended September 30, 2018 and 2017, were 9.5% and 9.6%, respectively.

Interest expense

Interest expense for the three months ended September 30, 2018 and 2017, consisted of the following (dollars in thousands):

	Three Months Ended September 30,
Component	2018	2017	Change
Interest incurred	$59,675	$48,123	$11,552
Capitalized interest	(17,431)	(17,092)	(339)
Interest expense	$42,244	$31,031	$11,213

Average debt balance outstanding (1)	$5,776,394	$4,887,491	$888,903
Weighted-average annual interest rate (2)	4.1%	3.9%	0.2%

(1)	Represents the average debt balance outstanding during the respective periods.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$600 million unsecured senior notes payable	3.62%	November 2017	$5,210
$450 million unsecured senior notes payable	4.18%	June 2018	4,515
$450 million unsecured senior notes payable	4.81%	June 2018	5,295
Fluctuations in interest rate and average balance:
$2.2 billion unsecured senior line of credit and senior bank term loans			1,500
Other increase in interest			292
Total increases			16,812
Decreases in interest incurred due to:
Repayments of debt:
Secured construction loans	Various	Various	(3,630)
Lower average notional amounts of and rates for interest rate hedge agreements in effect			(1,630)
Total decreases			(5,260)
Change in interest incurred			11,552
Increase in capitalized interest			(339)
Total change in interest expense			$11,213

(1)	Represents the interest rate as of the end of the applicable period, plus the effect of debt premiums (discounts), interest rate hedge agreements, and deferred financing costs.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2018, increased by $11.8 million, or 11.0%, to $119.6 million, compared to $107.8 million for the three months ended September 30, 2017. The increase is primarily due to additional depreciation from 1,168,226 RSF of development and redevelopment projects placed into service subsequent to July 1, 2017, and 19 operating properties aggregating 1,893,476 RSF acquired subsequent to July 1, 2017.

Investment income

Effective January 1, 2018, we adopted a new accounting standard on financial instruments. Under the new standard, changes in fair value for investments in publicly traded companies and investments in privately held entities that report NAV, and observable price changes for investments in privately held entities that do not report NAV, are recognized in investment income in our consolidated statements of income. For a detailed discussion related to this new standard, refer to the “Investments” section within Note 2 – “Summary of Significant Accounting Policies” and Note 6 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report.

During the three months ended September 30, 2018, we recognized $5.0 million of realized gains and $117.2 million of unrealized gains in investment income.

Realized gains of $5.0 million for the three months ended September 30, 2018, relate primarily to distributions received from our limited partnership investments. Unrealized gains during the three months ended September 30, 2018, primarily consisted of observable price increases in our equity investments in privately held entities that do not report NAV aggregating $48.9 million and increases in fair values of our investments in publicly traded companies aggregating $40.3 million.

Sale of real estate assets and gain on sales of real estate

During the three months ended September 30, 2018, we sold one land parcel located in Northern Virginia that was classified as held for sale in the second quarter of 2018 for a sales price of $6.0 million with no gain or loss.

Loss on early extinguishment of debt

In September 2018, we amended our unsecured senior line of credit and an unsecured senior bank term loan to, among other changes, extend the maturity dates of each to January 28, 2024. We recognized a loss on early extinguishment of debt of approximately $634 thousand related to the write-off of unamortized loan fees associated with these amendments.

During the three months ended September 30, 2018, we repaid the remaining $200.0 million balance under our 2019 unsecured senior bank term loan and recognized a loss on early extinguishment of debt of $189 thousand related to the write-off of unamortized loan fees.

During the three months ended September 30, 2018, we repaid $150.0 million of the outstanding balance of one secured construction loan and recognized a loss on early extinguishment of debt of $299 thousand related to the write-off of unamortized loan fees.

Equity in earnings of unconsolidated real estate joint ventures

During the three months ended September 30, 2018, we sold our remaining 27.5% ownership interest in the unconsolidated real estate joint venture that owned 360 Longwood Avenue, located in our Longwood Medical Area submarket and recognized a gain of $35.7 million. This gain is reflected in equity in earnings of unconsolidated real estate joint ventures in our unaudited consolidated statements of income. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

During the three months ended September 30, 2017, we recognized a gain of $14.1 million upon the completion of the sale of a condominium interest in our unconsolidated real estate joint venture property at 360 Longwood Avenue, located in our Longwood Medical Area submarket.

Comparison of results for the nine months ended September 30, 2018, to the nine months ended September 30, 2017

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. For a reconciliation of net operating income from net income, the most directly comparable financial measure presented in accordance with GAAP, refer to the “Non-GAAP Measures” section within this Item 2.

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Same Properties	$610,325	$587,913	$22,412	3.8%
Non-Same Properties	140,291	47,243	93,048	197.0
Total rental	750,616	635,156	115,460	18.2

Same Properties	198,694	182,146	16,548	9.1
Non-Same Properties	27,686	6,728	20,958	311.5
Total tenant recoveries	226,380	188,874	37,506	19.9

Same Properties	199	142	57	40.1
Non-Same Properties	9,801	5,134	4,667	90.9
Total other income	10,000	5,276	4,724	89.5

Same Properties	809,218	770,201	39,017	5.1	100.0
Non-Same Properties	177,778	59,105	118,673	200.8
Total revenues	986,996	829,306	157,690	19.0

Same Properties	233,903	216,035	17,868	8.3
Non-Same Properties	49,535	21,501	28,034	130.4
Total rental operations	283,438	237,536	45,902	19.3

Same Properties	575,315	554,166	21,149	3.8
Non-Same Properties	128,243	37,604	90,639	241.0
Net operating income	$703,558	$591,770	$111,788	18.9%

Net operating income – Same Properties	$575,315	$554,166	$21,149	3.8%
Straight-line rent revenue	(38,485)	(62,319)	23,834	(38.2)
Amortization of acquired below-market leases	(7,339)	(9,860)	2,521	(25.6)
Net operating income – Same Properties (cash basis)	$529,491	$481,987	$47,504	9.9%

Rental revenues

Total rental revenues for the nine months ended September 30, 2018, increased by $115.5 million, or 18.2%, to $750.6 million, compared to $635.2 million for the nine months ended September 30, 2017. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $93.0 million primarily related to 1,472,502 RSF of development and redevelopment projects placed into service subsequent to January 1, 2017, and 22 operating properties aggregating 2,313,580 RSF acquired subsequent to January 1, 2017.

Rental revenues from our Same Properties for the nine months ended September 30, 2018, increased by $22.4 million, or 3.8%, to $610.3 million, compared to $587.9 million for the nine months ended September 30, 2017. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2017. Refer to “Leasing” within the “Operating Summary” section of this Item 2 for additional information on our leasing activity.

Tenant recoveries

Tenant recoveries for the nine months ended September 30, 2018, increased by $37.5 million, or 19.9%, to $226.4 million, compared to $188.9 million for the nine months ended September 30, 2017. This increase is relatively consistent with the increase in our rental operating expenses of $45.9 million, or 19.3%, as discussed under “Rental Operating Expenses” below. Same Properties’ tenant recoveries for the nine months ended September 30, 2018, increased by $16.5 million, or 9.1%, primarily due to the increase in recoverable operating expenses for the nine months ended September 30, 2018, as discussed below. As of September 30, 2018, 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the nine months ended September 30, 2018, increased by $4.7 million to $10.0 million, compared to $5.3 million for the nine months ended September 30, 2017, primarily due to an increase in management and incentive fees earned during the nine months ended September 30, 2018.

Rental operating expenses

Total rental operating expenses for the nine months ended September 30, 2018, increased by $45.9 million, or 19.3%, to $283.4 million, compared to $237.5 million for the nine months ended September 30, 2017. Approximately $28.0 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to 1,472,502 RSF of development and redevelopment projects placed into service subsequent to January 1, 2017, and 22 operating properties aggregating 2,313,580 RSF acquired subsequent to January 1, 2017.

Same Properties’ rental operating expenses increased by $17.9 million, or 8.3%, to $233.9 million during the nine months ended September 30, 2018, compared to $216.0 million for the nine months ended September 30, 2017, primarily due to higher property taxes, utility expenses, and repair and maintenance expenses during the nine months ended September 30, 2018.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2018, increased by $11.9 million, or 21.2%, to $68.0 million, compared to $56.1 million for the nine months ended September 30, 2017. General and administrative expenses increased primarily due to a 33.0% increase in employee headcount since January 1, 2017, to accommodate continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and operating properties acquired subsequent to January 1, 2017, as discussed under “Rental Operating Expenses” above. As a percentage of net operating income, our general and administrative expenses for the trailing 12 months ended September 30, 2018 and 2017, were 9.5% and 9.6%, respectively.

Interest expense

Interest expense for the nine months ended September 30, 2018 and 2017, consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
Component	2018	2017	Change
Interest incurred	$163,574	$137,888	$25,686
Capitalized interest	(46,318)	(45,325)	(993)
Interest expense	$117,256	$92,563	$24,693

Average debt balance outstanding (1)	$5,425,426	$4,675,967	$749,459
Weighted-average annual interest rate (2)	4.0%	3.9%	0.1%

(1)	Represents the average debt balance outstanding during the respective periods.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$600 million unsecured senior notes payable	3.62%	November 2017	$15,630
$425 million unsecured senior notes payable	4.07%	March 2017	2,900
$450 million unsecured senior notes payable	4.18%	June 2018	5,015
$450 million unsecured senior notes payable	4.81%	June 2018	5,880
Fluctuations in interest rate and average balance:
$2.2 billion unsecured senior line of credit and senior bank term loans			7,750
Secured note payable			1,620
Other increase in interest			606
Total increases			39,401
Decreases in interest incurred due to:
Repayments of debt:
Secured construction loans	Various	Various	(8,660)
Lower average notional amounts of and rates for interest rate hedge agreements in effect			(5,055)
Total decreases			(13,715)
Change in interest incurred			25,686
Increase in capitalized interest			(993)
Total change in interest expense			$24,693

(1)	Represents the interest rate as of the end of the applicable period, plus the effect of debt premiums (discounts), interest rate hedge agreements, and deferred financing costs.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended September 30, 2018, increased by $43.6 million, or 14.1%, to $352.7 million, compared to $309.1 million for the nine months ended September 30, 2017. The increase is primarily due to additional depreciation from 1,472,502 RSF of development and redevelopment projects placed into service subsequent to January 1, 2017, and 22 operating properties aggregating 2,313,580 RSF acquired subsequent to January 1, 2017.

Investment income

Effective January 1, 2018, we adopted a new accounting standard on financial instruments. Under the new standard, changes in fair value for investments in publicly traded companies and investments in privately held entities that report NAV, and observable price changes for investments in privately held entities that do not report NAV, are recognized in investment income in our consolidated statements of income. For a detailed discussion related to this new standard, refer to the “Investments” section within Note 2 – “Summary of Significant Accounting Policies” and Note 6 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report.

During the nine months ended September 30, 2018, we recognized $25.8 million of realized gains and $194.5 million of unrealized gains in investment income.

Realized gains of $25.8 million for the nine months ended September 30, 2018, relate primarily to proceeds received from our investments in privately held entities that report NAV and a gain of $8.3 million recognized on one publicly traded non-real estate investment. Unrealized gains during the nine months ended September 30, 2018, primarily consisted of observable price increases in our equity investments in privately held entities that do not report NAV aggregating $59.2 million and increases in fair values of our investments in publicly traded companies aggregating $92.1 million.

Sales of real estate assets, gain on sales of real estate, and impairment charges

During the nine months ended September 30, 2018, we recognized an impairment of real estate of $6.3 million related to one land parcel located in Northern Virginia that was classified as held for sale in the second quarter of 2018 and was sold in July 2018 for a sales price of $6.0 million with no gain or loss.

During the nine months ended September 30, 2017, we recognized an impairment of real estate of $203 thousand related to our 20,580 RSF property located in a non-cluster market that was classified as held for sale in the second quarter of 2017, and was sold in July 2017 with no gain or loss.

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

Loss on early extinguishment of debt

In September 2018, we amended our unsecured senior line of credit and an unsecured senior bank term loan to, among other changes, extend the maturity dates of each to January 28, 2024. We recognized a loss on early extinguishment of debt of approximately $634 thousand related to the write-off of unamortized loan fees associated with these amendments.

During the nine months ended September 30, 2018, we repaid the remaining $200.0 million balance under our 2019 unsecured senior bank term loan and recognized a loss on early extinguishment of debt of $189 thousand related to the write-off of unamortized loan fees.

During the nine months ended September 30, 2018, we repaid $150.0 million of the outstanding balance of one secured construction loan and recognized a loss on early extinguishment of debt of $299 thousand related to the write-off of unamortized loan fees.

During the nine months ended September 30, 2017, we completed a partial principal repayment of $200 million of our 2019 unsecured senior bank term loan, which reduced the total outstanding balance from $400 million to $200 million, and recognized a loss on early extinguishment of debt of $670 thousand related to the write-off of unamortized loan fees.

Equity in earnings of unconsolidated real estate joint ventures

During the nine months ended September 30, 2018, we sold our remaining 27.5% ownership interest in the unconsolidated real estate joint venture that owned 360 Longwood Avenue, located in our Longwood Medical Area submarket and recognized a gain of $35.7 million. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

During the nine months ended September 30, 2017, we recognized a gain of $14.1 million upon the completion of the sale of a condominium interest in our unconsolidated real estate joint venture property at 360 Longwood Avenue, located in our Longwood Medical Area submarket.

Preferred stock redemption charge

During the nine months ended September 30, 2017, we repurchased 501,115 outstanding shares of our Series D Convertible Preferred Stock and recognized a preferred stock redemption charge of $5.8 million.

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

Guidance
Summary of Key Changes in Guidance	As of 10/29/18	As of 7/30/18
EPS, FFO per share, and FFO per share, as adjusted	See updates below(1)
Rental rate increases	22.5% to 25.5%	17.0% to 20.0%
Rental rate increases (cash basis)	11.5% to 14.5%	9.5% to 12.5%

Projected Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
	As of 10/29/18	As of 7/30/18
Earnings per share	$4.34 to $4.36	$2.87 to $2.93
Depreciation and amortization	4.50	4.50
Gain on sales of real estate	(0.35)	—
Allocation of unvested restricted stock awards	(0.06)	(0.05)
Funds from operations per share	$8.43 to $8.45	$7.32 to $7.38
Unrealized gains on non-real estate investments(2)	(1.90)	(0.76)
Realized gain on non-real estate investment	(0.08)	(0.08)
Impairment of real estate – land parcels	0.06	0.06
Preferred stock redemption charge	0.02	—
Allocation to unvested restricted stock awards	0.03	0.03
Other	0.03	—
Funds from operations per share, as adjusted	$6.59 to $6.61	$6.57 to $6.63
Midpoint	$6.60	$6.60

(1)	Guidance range for FFO per share, as adjusted, was reduced from six cents to two cents, with the midpoint unchanged at $6.60.

(2)
Excludes future unrealized gains or losses that could be recognized in earnings from changes in fair value of equity investments after September 30, 2018. Refer to the “Investments” section within Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 for additional information.

Key Assumptions(1) (Dollars in millions)	2018 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2018	97.1%	97.7%

Lease renewals and re-leasing of space:
Rental rate increases	22.5%	25.5%
Rental rate increases (cash basis)	11.5%	14.5%

Same property performance:
Net operating income increase	2.5%	4.5%
Net operating income increase (cash basis)	9.0%	11.0%

Straight-line rent revenue	$92	$102
General and administrative expenses	$85	$90
Capitalization of interest	$55	$65
Interest expense	$155	$165

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

Key Credit Metrics	Guidance as of 10/29/18
Net debt to Adjusted EBITDA – fourth quarter of 2018, annualized	Less than 5.5x
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2018, annualized	Less than 5.5x
Fixed-charge coverage ratio – fourth quarter of 2018, annualized	Greater than 4.0x
Unhedged variable-rate debt as a percentage of total debt	Less than 5%
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2018	8% to 12%

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

Consolidated Real Estate Joint Ventures (controlled by us through contractual rights or majority voting rights)
Property/Market/Submarket	Noncontrolling(1) Interest Share
225 Binney Street/Greater Boston/Cambridge	70.0%
1500 Owens Street/San Francisco/Mission Bay/SoMa	49.9%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	40.0%
Campus Pointe by Alexandria/San Diego/University Town Center	45.0%
9625 Towne Centre Drive/San Diego/University Town Center	49.9%

Unconsolidated Real Estate Joint Ventures (controlled jointly or by our JV partners through contractual rights or majority voting rights)
Property/Market/Submarket	Our Ownership Share(2)
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	10.0%
Menlo Gateway/San Francisco/Greater Stanford	33.7%	(3)
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(4)
704 Quince Orchard Road/Maryland/Gaithersburg	56.8%	(4)

(1)	In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in four other joint ventures in North America.

(2)	In addition to the unconsolidated real estate joint ventures listed, we hold one other insignificant unconsolidated real estate joint venture in North America.

(3)	As of September 30, 2018, we have an ownership interest in Menlo Gateway of 33.7% and expect our ownership to increase to 49% through future funding of construction costs in 2019.

(4)	Represents our ownership interest; our voting interest is limited to 50%.

As of September 30, 2018, our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms (dollars in thousands):

		Maturity Date	Stated Interest Rate	Interest Rate(1)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share				Debt Balance(2)	Remaining Commitments
1401/1413 Research Boulevard	65.0%	5/17/20	L+2.50%	5.60%	$18,415	$9,131
1655 and 1725 Third Street	10.0%	6/29/21	L+3.70%	5.80%	121,889	253,111
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	4.36%	2,932	11,901
Menlo Gateway, Phase II	33.7%	5/1/35	4.53%	N/A	—	157,270
Menlo Gateway, Phase I	33.7%	8/1/35	4.15%	4.18%	144,336	N/A
					$287,572	$431,413

(1)	Includes interest expense, amortization of loan fees, and amortization of premiums (discounts) as of September 30, 2018.

(2)	Represents outstanding principal, net of unamortized deferred financing costs and premiums (discounts) as of September 30, 2018.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2018		September 30, 2018
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Total revenues	$13,984	$41,358	$8,774	$14,301
Rental operations	(4,403)	(12,585)	(3,124)	(4,450)
	9,581	28,773	5,650	9,851
General and administrative	(40)	(172)	(24)	(71)
Interest	—	—	(336)	(805)
Depreciation and amortization	(4,044)	(11,825)	(1,011)	(2,462)
Gain on early extinguishment of debt	—	—	761	761
Gain on sales of real estate(1)	—	—	35,678	35,678
	$5,497	$16,776	$40,718	$42,952

(1)
Related to the sale of our remaining 27.5% ownership interest in our 360 Longwood Avenue unconsolidated real estate joint venture, located in our Longwood Medical Area submarket. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

	September 30, 2018
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$523,048	$266,896
Cash and cash equivalents	18,129	3,265
Restricted cash	—	53
Other assets	33,230	20,896
Secured notes payable	—	(73,967)
Other liabilities	(33,806)	(19,173)
Redeemable noncontrolling interests	(10,771)	—
	$529,830	$197,970

During the nine months ended September 30, 2018 and 2017, our consolidated joint ventures distributed an aggregate of $24.4 million and $17.4 million, respectively, to our joint venture partners.

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

	September 30, 2018
	Three Months Ended	Nine Months Ended
Realized gains	$5,015	$25,810
Unrealized gains	117,188	194,484
Investment income	$122,203	$220,294

Investments	Cost	Adjustments		Carrying Amount
Fair value:
Publicly traded companies	$119,634	$136,310		$255,944
Entities that report NAV	186,098	139,891	(1)	325,989

Entities that do not report NAV:
Entities with observable price changes since 1/1/18	30,522	59,206		89,728
Entities without observable price changes	285,695	—		285,695
September 30, 2018	$621,949	$335,407	(2)	$957,356

June 30, 2018	$572,608	$218,145		$790,753

(1)	Represents adjustments, using reported NAV as a practical expedient to estimate fair value, for our limited partnership investments.

(2)
Consists of unrealized gains recognized (i) of $50 million on our investments in publicly traded companies prior to our adoption of the new accounting standard, (ii) of $91 million on our investments in privately held entities that report NAV upon our adoption of the new accounting standard, and (iii) of $194 million related to total equity investments subsequent to our adoption of the new accounting standard.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

298	$2.1M
Holdings	Average Cost of Investment

Liquidity

Net Debt to Adjusted EBITDA(1)	Net Debt and Preferred Stock to Adjusted EBITDA(1)

Fixed-Charge Coverage Ratio(1)	Liquidity(2)
	$2.9B

	(In millions)
	Availability under our $2.2 billion unsecured senior line of credit	$1,787
	Outstanding forward equity sales agreements	606
	Cash, cash equivalents, and restricted cash	234
	Investments in publicly traded companies	256
		$2,883

(1)	Quarter annualized.

(2)	As of September 30, 2018.

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, repurchases/redemptions of preferred stock, and payment of dividends through net cash provided by operating activities, periodic asset sales, strategic real estate joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our $2.2 billion unsecured senior line of credit, unsecured senior bank term loans, and issuance of additional debt and/or equity securities, including settlement of our forward equity sales agreements.

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

The following table presents the availability under our $2.2 billion unsecured senior line of credit; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of September 30, 2018 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
$2.2 billion unsecured senior line of credit	L+0.825%	$2,200,000	$413,000	$1,787,000
Outstanding forward equity sales agreements				606,346
Cash, cash equivalents, and restricted cash				233,880
Investments in publicly traded companies				255,944
Total liquidity				$2,883,170

Cash, cash equivalents, and restricted cash

As of September 30, 2018, and December 31, 2017, we had $233.9 million and $277.2 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash; cash flows from operating activities; proceeds from asset sales; borrowings under our $2.2 billion unsecured senior line of credit; issuances of unsecured notes payable; and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Net cash provided by operating activities	$414,088	$357,242	$56,846
Net cash used in investing activities	$(1,764,149)	$(1,313,764)	$(450,385)
Net cash provided by financing activities	$1,307,806	$959,852	$347,954

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the nine months ended September 30, 2018, increased to $414.1 million, compared to $357.2 million for the nine months ended September 30, 2017. This increase was primarily attributable to (i) cash flows generated by our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2017, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2017.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2018 and 2017, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
Sources of cash from investing activities:
Sales of investments	$57,330	$18,896	$38,434
Return of capital from unconsolidated real estate joint ventures	68,592	38,576	30,016
Deposits for investing activities	2,500	4,700	(2,200)
Proceeds from sales of real estate	5,748	4,263	1,485
	134,170	66,435	67,735
Uses of cash for investing activities:
Purchases of real estate	947,013	590,884	356,129
Investments in unconsolidated real estate joint ventures	77,501	248	77,253
Additions to investments	174,195	128,190	46,005
Acquisitions of interests in unconsolidated real estate joint ventures	35,922	—	35,922
Additions to real estate	663,688	660,877	2,811
	1,898,319	1,380,199	518,120

Net cash used in investing activities	$1,764,149	$1,313,764	$450,385

The change in net cash used in investing activities for the nine months ended September 30, 2018, is primarily due to an increased use of cash for property acquisitions and for investments in unconsolidated real estate joint ventures, partially offset by an increase in return of capital from our unconsolidated real estate joint venture. Refer to Note 3 – “Investments in Real Estate,” Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” and Note 6 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for further information.

Financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2018 and 2017, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Borrowings from secured notes payable	$17,784	$145,272	$(127,488)
Repayments of borrowings from secured notes payable	(155,155)	(2,882)	(152,273)
Proceeds from issuance of unsecured senior notes payable	899,321	424,384	474,937
Borrowings from unsecured senior line of credit	3,894,000	2,634,000	1,260,000
Repayments of borrowings from unsecured senior line of credit	(3,531,000)	(2,348,000)	(1,183,000)
Repayments of borrowings from unsecured senior bank term loans	(200,000)	(200,000)	—
Payment of loan fees	(19,066)	(4,343)	(14,723)
Changes related to debt	905,884	648,431	257,453

Repurchase of 7.00% Series D cumulative convertible preferred stock	—	(17,934)	17,934
Redemption of 6.45% Series E cumulative redeemable preferred stock	—	(130,350)	130,350
Proceeds from the issuance of common stock	696,532	705,391	(8,859)
Dividend payments	(284,537)	(238,131)	(46,406)
Contributions from noncontrolling interests	15,837	9,877	5,960
Distributions to and purchases of noncontrolling interests	(25,910)	(17,432)	(8,478)
Net cash provided by financing activities	$1,307,806	$959,852	$347,954

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2018, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations. Our updated key sources and uses of capital guidance excludes the sale of a partial joint venture interest in a Class A property located in our Cambridge submarket with proceeds of approximately $400 million or greater that we expect to close over the next one to two quarters. We can provide no assurance this transaction will be completed.

Summary of Key Changes in Key Sources and Uses of Capital Guidance (In millions)	Guidance Midpoint
	As of 10/29/18	As of 7/30/18
Real estate dispositions and common equity	$1,490	$1,430
Acquisitions	$1,080	$1,010

Key Sources and Uses of Capital (In millions)	2018 Guidance			Key Items Remaining After 9/30/18
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$140	$180	$160
Incremental debt	550	510	530
Real estate dispositions and common equity	1,390	1,590	1,490	$111	(1)
Total sources of capital	$2,080	$2,280	$2,180

Uses of capital:
Construction	$1,050	$1,150	$1,100	$305
Acquisitions	1,030	1,130	1,080	(2)
Total uses of capital	$2,080	$2,280	$2,180

Incremental debt (included above):
Issuance of unsecured senior notes payable	$900	$900	$900
Repayments of secured notes payable	(160)	(165)	(163)
Repayment of unsecured senior term loan	(200)	(200)	(200)
$2.2 billion unsecured senior line of credit/other	10	(25)	(7)
Incremental debt	$550	$510	$530

(1)
The following transactions have been completed through September 30, 2018: (a) real estate dispositions with net proceeds aggregating $76.0 million (Refer to “Real Estate Asset Sales” within the “Investment in Real Estate Section” within this Item 2 for additional information), (b) $806.5 million from our forward equity contracts, of which we have settled $200.2 million, and (c) sales of common stock under our ATM programs aggregating $496.3 million. We expect to receive proceeds of $606.3 million, to be further adjusted as provided in the forward equity sales agreements, upon settlement of the remaining outstanding forward equity sales agreements prior to the expiration in April 2019. The proceeds of $606.3 million were calculated assuming the forward equity sales agreements will be settled entirely by the full physical delivery of shares of our common stock in exchange for cash proceeds. Although we expect to settle remaining forward equity sales agreements by the full physical delivery of shares of our common stock, we may elect cash settlement or net share settlement for all or a portion of our obligations under these agreements, either of which could result in no additional cash proceeds to us.

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

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $140.0 million to $180.0 million of net cash flows from operating activities after payment of common stock and preferred stock dividends, and distributions to noncontrolling interests. Changes in operating assets and liabilities are excluded from this calculation as they represent timing differences. For the year ending December 31, 2018, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed, along with contributions from Same Properties and recently acquired properties, to contribute significant increases in rental revenue, net operating income, and cash flows. We anticipate strong near-term growth in annual cash rents of $29 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to “Cash Flows” under the “Liquidity” section earlier within this Item 2 of this report for a discussion of net cash provided by operating activities for the nine months ended September 30, 2018.

Debt

In February 2018, S&P Global Ratings raised its credit outlook for our corporate credit rating to BBB/Positive from BBB/Stable. The positive outlook reflects S&P’s belief that “there is further ratings upside over the next couple of years stemming from the company’s high quality operating portfolio and projects under development, combined with a prudent financial policy.”

In September 2018, Moody’s Investors Service upgraded our corporate issuer credit rating to Baa1/Stable from Baa2/Stable. The rating upgrade reflects the continued and significant improvement of our credit profile resulting from our diversified portfolio of life science properties in key markets with consistently high occupancy and high-quality tenants, many of which are less sensitive to economic cyclicality.

On September 28, 2018, we amended our unsecured senior line of credit and unsecured senior bank term loan to extend the maturity date of each to January 28, 2024, including two six-month extension options related to our unsecured senior line of credit. We recognized a loss on early extinguishment of debt of approximately $634 thousand related to the write-off of unamortized loan fees associated with these amendments. The table below reflects the total commitments, outstanding balances, applicable margins, maturity dates, and facility fees for each of the following facilities (dollars in thousands):

	Commitment	Balance	Applicable Rate	Maturity Date(1)	Facility Fee
Unsecured senior line of credit	$2.2 billion	$413 million	L+0.825%	January 2024	0.15%
Unsecured senior bank term loan	$350 million	$350 million	L+0.90%	January 2024	N/A

(1)	Includes any extension options that we control.

As of September 30, 2018, the outstanding balance on our $2.2 billion unsecured senior line of credit and our unsecured senior bank term loan is $413.0 million and $347.3 million, respectively. Borrowings under the $2.2 billion unsecured senior line of credit and our unsecured senior bank term loan bear interest at LIBOR or the base rate specified in the amended agreement plus, in either case, a specified margin (the “Applicable Margin”) based on our existing credit ratings as set by certain rating agencies.

We use our $2.2 billion unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties. Borrowings under the $2.2 billion unsecured senior line of credit will bear interest at a “Eurocurrency Rate,” a “LIBOR Floating Rate,” or a “Base Rate” specified in the amended $2.2 billion unsecured senior line of credit agreement plus, in any case, the Applicable Margin. The Eurocurrency Rate specified in the amended $2.2 billion unsecured senior line of credit agreement is, as applicable, the rate per annum equal to either (i) the LIBOR or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The LIBOR Floating Rate means, for any day, one month LIBOR, or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in U.S. dollars. The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our $2.2 billion unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding.

We expect to fund a significant portion of our capital needs in 2018 from the issuance of unsecured senior notes payable, and from borrowings under our $2.2 billion unsecured senior line of credit.

During the three months ended September 30, 2018, we repaid the remaining $200.0 million balance under our 2019 unsecured senior bank term loan and recognized a loss on early extinguishment of debt of $189 thousand related to the write-off of unamortized loan fees.

In July 2018, we repaid $150.0 million of the outstanding balance of our secured construction loan and reduced aggregate commitments to $200.0 million. In connection with the partial repayment of the secured construction loan, we recognized a loss on early extinguishment of debt of $299 thousand related to the write-off of unamortized loan fees.

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

Real estate dispositions and common equity

For 2018, we expect real estate dispositions and issuances of common equity ranging from $1.4 billion to $1.6 billion, which excludes the sale of a partial joint venture interest in a Class A property located in our Cambridge submarket with proceeds of approximately $400 million or greater that we expect to close over the next one to two quarters. We can provide no assurance this transaction will be completed. The amount of common equity issued will be subject to market conditions.

For additional information, refer to the “Sales of Real Estate Assets” section within Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report.

ATM common stock offering program

In August 2017, we established an ATM common stock offering program that allows us to sell up to an aggregate of $750.0 million of our common stock. The following table presents a detail of shares of common stock sold and the remaining aggregate amount available for future sales of common stock under this program since its inception (dollars in thousands, except per share amounts):

	Shares Issued	Average Issue Price per Share	Gross Proceeds	Net Proceeds
Three Months Ended
September 30, 2017	2,083,526	$119.94	$249,895	$245,785
December 31, 2017	689,792	$125.70	86,708	85,375
	2,773,318		336,603	331,160
March 31, 2018	—	—	—	—
June 30, 2018	2,456,037	$124.46	305,675	300,837
September 30, 2018	703,625	$127.91	90,000	88,548
	3,159,662		395,675	389,385
Cumulative activity through September 30, 2018	5,932,980		732,278	$720,545
Remaining availability as of September 30, 2018			17,722
Total August 2017 ATM common stock offering program			$750,000

In August 2018, we established a new ATM common stock offering program that allows us to sell up to an aggregate of $750.0 million of our common stock. The following table presents a detail of shares of common stock sold and the remaining aggregate amount available for future sales of common stock under our new ATM program (dollars in thousands, except per share amounts):

	Shares Issued	Average Issue Price per Share	Gross Proceeds	Net Proceeds
Three months ended September 30, 2018	855,458	$127.45	$109,031	$106,956
Remaining availability as of September 30, 2018			640,969
Total August 2018 ATM common stock offering program			$750,000

Forward equity sales agreements

In January 2018, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of underwriters’ option) at a public offering price of $123.50 per share, before underwriting discounts. The following table presents a summary of shares of common stock settled and the amount remaining available for future settlement under the forward equity sales agreements entered into in January 2018 for the sale of an aggregate of 6.9 million shares of our common stock (dollars in thousands, except per share amounts):

	Number of Shares	Average Issue Price per Share	Net Proceeds
Forward equity sales agreements settled during the three months ended:
March 31, 2018	843,600	$118.74	$100,169
June 30, 2018	—	—	—
September 30, 2018	857,700	$116.62	100,022
Activity during the nine months ended September 30, 2018	1,701,300		200,191

Remaining forward equity sales agreements to settle no later than April 2019, as of September 30, 2018	5,198,700
Total under our forward equity sales agreements	6,900,000		$806,537

We expect to receive additional proceeds of $606.3 million, to be further adjusted as provided in the forward equity sales agreements, upon settlement of the remaining forward equity sales agreements prior to the expiration in April 2019. We intend to use the net proceeds received upon the settlement of the forward equity sales agreements to fund acquisitions and the construction of ongoing highly leased development projects, with any remaining proceeds to be held for general working capital and other corporate purposes, including the reduction of the outstanding balance on our unsecured senior line of credit, if any. The proceeds of $606.3 million were calculated assuming the forward equity sales agreements will be settled entirely by the full physical delivery of shares of our common stock in exchange for cash proceeds. Although we expect to settle remaining forward equity sales agreements by the full physical delivery of shares of our common stock, we may elect cash settlement or net share settlement for all or a portion of our obligations under these agreements, either of which could result in no additional cash proceeds to us.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the nine months ended September 30, 2018, we received $15.8 million in contributions from noncontrolling interests.

Uses of capital

Summary of capital expenditures

Our primary use of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 2.6 million RSF of new Class A office/laboratory and tech office space, and intermediate-term and future value-creation projects supporting an aggregate of 8.0 million SF of ground-up development in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “Development and Redevelopment of New Class A Properties: 2018 – 2019 Deliveries” and “Summary of Capital Expenditures” subsections under the “Investments in Real Estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2018 and 2017, of $46.3 million and $45.3 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, pre-construction, and construction projects, which aggregated $23.8 million and $18.3 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in capitalized payroll and other indirect project costs for the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to an approximately 1,215,423 SF of incremental development projects that commenced pre-construction activities in 2018. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $7.0 million for the nine months ended September 30, 2018.

We also capitalize initial direct costs to originate leases with independent third parties related to evaluating a prospective lessee’s financial condition, negotiating lease terms, preparing the lease agreement, and closing the lease transaction. Costs that we capitalized relate to successful leasing transactions, result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not occurred. The initial direct costs capitalized also include the portion of our employees’ total compensation and payroll-related benefits directly related to time spent performing the activities described above and related to the respective lease that would not have been performed but for that lease. During the nine months ended September 30, 2018 and 2017, our total leasing activity aggregated 3,163,628 RSF with a weighted-average lease term of 9.6 years and 3,189,483 RSF with a weighted-average lease term of 7.5 years, respectively. During the nine months ended September 30, 2018 and 2017, we capitalized total initial direct leasing costs of $45.0 million, or $1.48 per RSF leased per year of the lease term, and $44.4 million, or $1.86 per RSF leased per year of the lease term, respectively, primarily consisting of third-party broker commissions.

The FASB has issued several lease ASUs that set out the principles for the recognition, measurement, presentation, and disclosure of leases, including the accounting for costs to execute leases effective January 1, 2019. As a result of changes in accounting rules, certain initial direct leasing costs will no longer be capitalizable. We have approximately $9.7 million of initial direct leasing cost for the nine months ended September 30, 2018, annualized, that we are evaluating under these new rules. A portion of these costs may continue to qualify for capitalization upon adoption of the new lease ASUs and the remainder will be expensed. We continue to evaluate the effect of these rule changes on our consolidated financial statements. Refer to the “Lease Accounting” subsection of the “Recent Accounting Pronouncements” within Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements for additional information.

Acquisitions

Refer to the “Acquisitions” section within Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 and “Acquisitions” under the “Investments in Real Estate” section within this Item 2 of this report for information on our acquisitions.

7.00% Series D cumulative convertible preferred stock repurchases

As of September 30, 2018, we had 3.0 million shares of our Series D Convertible Preferred Stock outstanding. During the three and nine months ended September 30, 2018, we did not repurchase any outstanding shares of our Series D Convertible Preferred Stock. In October 2018, we repurchased, in privately negotiated transactions, 214,000 shares of our Series D Convertible Preferred Stock for $7.5 million, or $35.00 per share, and recognized a preferred stock redemption charge of $2.3 million. We may seek to repurchase additional shares of our Series D Convertible Preferred Stock in the future, subject to market conditions. To the extent that we repurchase shares of our Series D Convertible Preferred Stock, we expect to fund such amounts with the proceeds from issuances of our common stock, subject to market conditions.

6.45% Series E cumulative redeemable preferred stock redemption

In March 2017, we announced the redemption of our Series E Redeemable Preferred Stock. On April 14, 2017, we completed the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock at a redemption price of $25.00 per share, or an aggregate $130.0 million, plus accrued dividends.

Dividends

During the nine months ended September 30, 2018 and 2017, we paid the following dividends (in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Common stock dividends	$280,632	$229,814	$50,818
7.00% Series D cumulative convertible preferred stock dividends	3,905	4,125	(220)
6.45% Series E cumulative redeemable preferred stock dividends	—	4,192	(4,192)
	$284,537	$238,131	$46,406

The increase in dividends paid on our common stock for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2017, as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $2.73 per common share paid during the nine months ended September 30, 2018, from $2.52 per common share paid during the nine months ended September 30, 2017.

Dividends paid on our Series D Convertible Preferred Stock for the nine months ended September 30, 2018, decreased slightly from the dividends paid for the nine months ended September 30, 2017, due to a decrease in number of shares outstanding as a result of the repurchase of 501,115 outstanding shares of our Series D Convertible Preferred Stock during the nine months ended September 30, 2017. The decrease in dividends paid on our Series E Redeemable Preferred Stock was due to the redemption of all 5.2 million outstanding shares of our Series E Redeemable Preferred Stock on April 14, 2017.

Contractual obligations and commitments

Contractual obligations as of September 30, 2018, consisted of the following (in thousands):

		Payments by Period
	Total	2018	2019-2020	2021-2022	Thereafter
Secured and unsecured debt (1) (2)	$5,705,171	$1,901	$712,442	$564,122	$4,426,706
Estimated interest payments on fixed-rate and hedged variable-rate debt (3)	1,364,026	39,642	400,652	360,193	563,539
Estimated interest payments on unhedged variable-rate debt (4)	1,815	1,815	—	—	—
Ground lease obligations	604,345	3,174	25,437	24,520	551,214
Other obligations	2,832	460	2,103	269	—
Total	$7,678,189	$46,992	$1,140,634	$949,104	$5,541,459

(1)	Amounts represent principal amounts due and exclude unamortized premiums (discounts) and deferred financing costs reflected on the consolidated balance sheets under Item 1 of this report.

(2)	Payment dates reflect any extension options that we control.

(3)	Amounts are based upon contractual interest rates, including expenses related to our interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

(4)	Interest payments on unhedged variable-rate debt are based on the interest rates in effect as of September 30, 2018.

Secured notes payable

Secured notes payable as of September 30, 2018, consisted of seven notes secured by 18 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 4.42%. As of September 30, 2018, the total book value of our investments in real estate securing debt were approximately $1.7 billion. As of September 30, 2018, our secured notes payable, including unamortized discounts and deferred financing costs, were composed of approximately $439.7 million and $193.1 million of fixed-rate/hedged variable-rate debt and unhedged variable-rate debt, respectively.

Unsecured senior notes payable, unsecured senior bank term loan, and $2.2 billion unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of September 30, 2018, were as follows:

Covenant Ratios (1)	Requirement	September 30, 2018
Total Debt to Total Assets	Less than or equal to 60%	36%
Secured Debt to Total Assets	Less than or equal to 40%	4%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	6.1x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	256%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior bank term loan and our $2.2 billion unsecured senior line of credit as of September 30, 2018, were as follows:

Covenant Ratios (1)	Requirement	September 30, 2018
Leverage Ratio	Less than or equal to 60.0%	29.9%
Secured Debt Ratio	Less than or equal to 45.0%	3.3%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.00x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	6.26x

(1)
For definitions of the ratios, refer to the amended $2.2 billion unsecured senior line of credit and unsecured senior bank term loan agreements filed as Exhibits 10.1 and 10.2 hereto, which are each listed under Item 6 of this report.

Estimated interest payments

Estimated interest payments on our fixed-rate and hedged variable-rate debt were calculated based upon contractual interest rates, including estimated interest expense related to interest rate hedge agreements, interest payment dates, and scheduled maturity dates. As of September 30, 2018, approximately 94% of our debt was fixed-rate debt or variable-rate debt subject to interest rate hedge agreements. Refer to Note 10 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements under Item 1 of this report for further information. The remaining 6% of our debt as of September 30, 2018, was unhedged variable-rate debt based primarily on LIBOR. Interest payments on our unhedged variable-rate debt have been calculated based on interest rates in effect as of September 30, 2018. Refer to Note 9 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information regarding our debt.

Interest rate hedge agreements

We utilize interest rate derivatives to hedge a portion of our exposure to volatility in variable interest rates primarily associated with our $2.2 billion unsecured senior line of credit, unsecured senior bank term loan, and variable-rate secured construction loan. Our derivative instruments consisted of interest rate swaps.

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

We have entered into master derivative agreements with our counterparties. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our respective counterparties to address and minimize certain risks associated with our interest rate hedge agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, these agreements are spread among various counterparties. The largest aggregate notional amount in effect at any single point in time with an individual counterparty in our interest rate hedge agreements existing as of September 30, 2018, was $100.0 million. If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate hedge agreements.

Ground lease obligations

Ground lease obligations as of September 30, 2018, included leases for 28 of our properties, which accounted for approximately 12% of our total number of properties, and one land development parcel. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $8.8 million as of September 30, 2018, our ground lease obligations have remaining lease terms ranging from approximately 35 to 96 years, including extension options.

As of September 30, 2018, the remaining contractual payments under our ground and office lease agreements for which we are the lessee aggregated $604.3 million and $2.8 million, respectively. Under the new lease ASU effective on January 1, 2019, described in detail under the “Lease Accounting” subsection of the “Recent Accounting Pronouncements” within section Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report, we will be required to recognize a right-of-use asset and a related liability to account for our future obligations under our ground and office lease arrangements for which we are the lessee. The lease liability will be measured based on the present value of the remaining lease payments. The right-of-use asset will be equal to the corresponding lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease. As of September 30, 2018, the estimated present value of the remaining contractual payments under our ground and office lease agreements for which we are the lessee is in the range from $200.0 million to $230.0 million.

Commitments

As of September 30, 2018, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $613.2 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. We have existing office space at 161 First Street/50 Rogers Street in our Alexandria Center® at Kendall Square (“ACKS”) campus that we are required to partially convert to multifamily residential space, pursuant to our entitlements for our ACKS campus. Pursuant to these requirements, we expect to begin construction of the conversion to multifamily residential in 2019. In addition, we have letters of credit and performance obligations aggregating $9.2 million primarily related to construction projects.

In March 2018, we acquired a 10% interest in a real estate joint venture with Uber and the Golden State Warriors that owns 1655 and 1725 Third Street, located in our Mission Bay/SoMa submarket of San Francisco. Our total equity contribution commitment is $78.0 million, of which we have contributed $32.0 million through September 30, 2018.

In November 2017, we entered into an agreement with a real estate developer in the San Francisco Bay Area to own a 49% interest in a real estate joint venture at Menlo Gateway in our Greater Stanford submarket of San Francisco. Our total equity contribution commitment is $269.0 million, of which we have contributed $143.7 million through September 30, 2018.

Investments in privately held entities that report NAV consist primarily of investments in limited partnerships. We are committed to funding approximately $199.1 million for all investments, primarily consisting of $196.4 million related to investments in limited partnerships. Our funding commitments expire at various dates over the next 11 years, with a weighted-average remaining period of 8.5 years.

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

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders consists of the following (in thousands):

	Net Unrealized Gain (Loss) on:
	Available-for-Sale Equity Securities		Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2017	$49,771		$5,157	$(4,904)	$50,024
Amounts reclassified from other comprehensive income to retained earnings	(49,771)	(1)	—	—	(49,771)

Other comprehensive income (loss) before reclassifications	—		2,808	(3,631)	(823)
Amounts reclassified from other comprehensive income to net income	—		(3,241)	—	(3,241)
Net other comprehensive loss	—		(433)	(3,631)	(4,064)

Balance as of September 30, 2018	$—		$4,724	$(8,535)	$(3,811)

(1)	Refer to Note 6 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Interest rate hedge agreements

Changes in our accumulated other comprehensive income (loss) balance relate to the change in fair value of our interest rate hedge agreements. We reclassify amounts from accumulated other comprehensive income (loss) as we recognize interest expense related to the hedged variable-rate debt instrument.

Foreign currency translation

Changes in our accumulated other comprehensive income (loss) balance relate to changes in the foreign exchange rates for our real estate investments in Canada and Asia. Additionally, we reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Critical accounting policies

Refer to our annual report on Form 10‑K for the year ended December 31, 2017, for a discussion of our critical accounting policies related to investments in real estate and properties classified as held for sale, impairment of long-lived assets, capitalization of costs, recognition of rental revenue and tenant recoveries, and monitoring of tenant credit quality. There were no significant changes to these policies during the nine months ended September 30, 2018. The changes to our critical accounting policies related to accounting for our equity investments in publicly traded companies and privately held entities primarily involved in the life science and technology industries are discussed below.

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

Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Nareit Board of Governors established funds from operations as an improved measurement tool. Since its introduction, funds from operations has become a widely used non-GAAP financial measure among equity REITs. We believe that funds from operations is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that funds from operations, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences recognized because of real estate investment and disposition decisions, financing decisions, capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. We compute funds from operations in accordance with standards established by the Nareit Board of Governors in its April 2002 White Paper and related implementation guidance (the “Nareit White Paper”). The Nareit White Paper defines funds from operations as net income (computed in accordance with GAAP), excluding gains or losses on sales of depreciable real estate and land parcels, and impairments of depreciable real estate (excluding land parcels), plus real estate-related depreciation and amortization, and after adjustments for our share of consolidated and unconsolidated partnerships and real estate joint ventures. Impairments represent the write-down of assets when fair value over the recoverability period is less than the carrying value due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period. The definition of funds from operations in the Nareit White Paper does not include adjustments related to unrealized gains and losses on non-real estate investments, which reflect market conditions outside of our control. Consequently, unrealized gains and losses on non-real estate investments recognized in earnings are included in reported funds from operations as computed in accordance with the Nareit White Paper.

We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White Paper excluding significant realized gains or losses on the sale of non-real estate investments, unrealized gains or losses on non-real estate investments, gains or losses on early extinguishment of debt, preferred stock redemption charges, impairments of non-depreciable real estate, impairments of non-real estate investments, and deal costs, and the amount of such items that is allocable to our unvested restricted stock awards. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$208,940	$51,273	$394,081	$108,564
Assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	1,301	—	—	—
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	210,241	51,273	394,081	108,564
Depreciation and amortization	119,600	107,788	352,671	309,069
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(4,044)	(3,608)	(11,825)	(10,985)
Our share of depreciation and amortization from unconsolidated real estate JVs	1,011	383	2,462	1,119
Gain on sales of real estate – rental properties	—	—	—	(270)
Our share of gain on sales of real estate from unconsolidated real estate JVs(2)	(35,678)	(14,106)	(35,678)	(14,106)
Gain on sales of real estate – land parcels	—	—	—	(111)
Impairment of real estate – rental properties	—	—	—	203
Assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	—	—	3,905	—
Allocation to unvested restricted stock awards	(1,312)	(957)	(4,595)	(2,185)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(3)	289,818	140,773	701,021	391,298
Unrealized gains on non-real estate investments	(117,188)	—	(194,484)	—
Realized gain on non-real estate investment	—	—	(8,252)	—
Impairment of land parcels and non-real estate investments	—	—	6,311	4,491
Loss on early extinguishment of debt	1,122	—	1,122	670
Our share of gain on early extinguishment of debt from unconsolidated real estate JVs(2)	(761)	—	(761)	—
Preferred stock redemption charge	—	—	—	11,279
Removal of assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	(1,301)	—	(3,905)	—
Allocation to unvested restricted stock awards	1,889	—	2,938	(227)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$173,579	$140,773	$503,990	$407,511

(1)
Our Series D Convertible Preferred Stock is assumed to be converted when basic EPS, FFO, or FFO, as adjusted, exceeds approximately $1.75 per share, subject to conversion ratio adjustments. Refer to “Weighted-Average Shares of Common Stock Outstanding – Diluted” within this section of this Item 2 for additional information.

(2)	Classified in equity in earnings of unconsolidated real estate joint ventures in our consolidated statements of income under Item 1 of this report.

(3)	Calculated in accordance with standards established by the Advisory Board of Governors of Nareit (the “Nareit Board of Governors”) in its April 2002 White Paper and related implementation guidance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Per share)	2018	2017	2018	2017
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.99	$0.55	$3.85	$1.20
Depreciation and amortization	1.11	1.11	3.35	3.26
Our share of gain on sales of real estate from unconsolidated real estate JVs	(0.34)	(0.15)	(0.35)	(0.15)
Assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	—	—	(0.01)	—
Allocation to unvested restricted stock awards	(0.01)	—	(0.04)	—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	2.75	1.51	6.80	4.31
Unrealized gains on non-real estate investments	(1.11)	—	(1.90)	—
Realized gain on non-real estate investment	—	—	(0.08)	—
Impairment of land parcels and non-real estate investments	—	—	0.06	0.05
Loss on early extinguishment of debt	0.01	—	0.01	0.01
Our share of gain on early extinguishment of debt from unconsolidated real estate JVs	(0.01)	—	(0.01)	—
Preferred stock redemption charge	—	—	—	0.12
Removal of assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	—	—	0.01	—
Allocation to unvested restricted stock awards	0.02	—	0.03	—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.66	$1.51	$4.92	$4.49

Weighted-average shares of common stock outstanding(1) for calculations of:
EPS – diluted	105,385	93,296	102,354	90,766
Funds from operations – diluted, per share	105,385	93,296	103,097	90,766
Funds from operations – diluted, as adjusted, per share	104,641	93,296	102,354	90,766

(1)	Refer to footnote 1 on prior page for additional information.

(2)	Calculated in accordance with standards established by the Nareit Board of Governors in its April 2002 White Paper and related implementation guidance.

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

We believe Adjusted EBITDA provides investors with relevant and useful information as it allows investors to evaluate our operating performance without having to account for differences recognized because of real estate investment and disposition decisions, financing decisions, capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. For example, we exclude gains or losses on the early extinguishment of debt to allow investors to measure our performance independent of our capital structure and indebtedness. We believe that adjusting for the effects of impairments and gains or losses on sales of real estate allows investors to evaluate performance from period to period on a consistent basis without having to account for differences recognized because of real estate investment and disposition decisions. We believe that excluding charges related to share-based compensation and unrealized gains or losses on non-real estate investments facilitates for investors a comparison of our operations across periods without the variances caused by the volatility of the amounts (which depends on market forces outside our control). Adjusted EBITDA has limitations as a measure of our performance. Adjusted EBITDA does not reflect our historical expenditures or future requirements for capital expenditures or contractual commitments. While Adjusted EBITDA is a relevant measure of performance, it does not represent net income or cash flows from operations calculated and presented in accordance with GAAP, and it should not be considered as an alternative to those indicators in evaluating performance or liquidity.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$219,359	$59,546	$421,424	$148,597
Interest expense	42,244	31,031	117,256	92,563
Income taxes	568	1,305	2,614	3,405
Depreciation and amortization	119,600	107,788	352,671	309,069
Stock compensation expense	9,986	7,893	25,209	18,649
Loss on early extinguishment of debt	1,122	—	1,122	670
Our share of gain on early extinguishment of debt from unconsolidated real estate JVs	(761)	—	(761)	—
Gain on sales of real estate – rental properties	—	—	—	(270)
Gain on sales of real estate – land parcels	—	—	—	(111)
Our share of gain on sales of real estate from unconsolidated real estate JVs	(35,678)	(14,106)	(35,678)	(14,106)
Unrealized gains on non-real estate investments	(117,188)	—	(194,484)	—
Impairment of real estate and non-real estate investments	—	—	6,311	4,694
Adjusted EBITDA	$239,252	$193,457	$695,684	$563,160

Revenues	$341,823	$285,370	$986,996	$829,306
Realized gains on non-real estate investments	5,015	—	25,810	—
Impairment of non-real estate investments	—	—	—	4,491
Revenues, as adjusted(1)	$346,838	$285,370	$1,012,806	$833,797

Adjusted EBITDA margins	69%	68%	69%	68%

(1)
Revenues, as adjusted, include realized gains or losses on non-real estate investments. We use revenues, as adjusted, in our calculation of Adjusted EBITDA margin. We believe using revenues, as adjusted, provides a more accurate Adjusted EBITDA margin calculation.

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental amount, in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of September 30, 2018, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses are classified in tenant recoveries in our consolidated statements of income.

Cash interest

Cash interest is equal to interest expense calculated in accordance with GAAP, plus capitalized interest, less amortization of loan fees and debt premiums (discounts). See definition of fixed-charge coverage ratio for a reconciliation of interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest.

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

Fixed-charge coverage ratio

Fixed-charge coverage ratio is a non-GAAP financial measure representing the ratio of Adjusted EBITDA to fixed charges. We believe this ratio is useful to investors as a supplemental measure of our ability to satisfy fixed financing obligations and preferred stock dividends. Cash interest is equal to interest expense calculated in accordance with GAAP plus capitalized interest, less amortization of loan fees and debt premiums (discounts). The fixed-charge coverage ratio calculation below is not directly comparable to the computation of ratio of earnings to fixed charges as defined in Item 503(d) of Regulation S-K and to the “Computation of Consolidated Ratio of Earnings to Fixed Charges and Computation of Consolidated Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends” included in Exhibit 12.1 to this quarterly report on Form 10‑Q.

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA	$239,252	$193,457	$695,684	$563,160

Interest expense	$42,244	$31,031	$117,256	$92,563
Capitalized interest	17,431	17,092	46,318	45,325
Amortization of loan fees	(2,734)	(2,840)	(7,870)	(8,578)
Amortization of debt premiums	614	652	1,795	1,873
Cash interest	57,555	45,935	157,499	131,183
Dividends on preferred stock	1,301	1,302	3,905	6,364
Fixed charges	$58,856	$47,237	$161,404	$137,547

Fixed-charge coverage ratio:
– period annualized	4.1x	4.1x	4.3x	4.1x
– trailing 12 months	4.3x	4.0x	4.3x	4.0x

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

Investment-grade or publicly traded large cap tenants

Represents tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the 12-months ended September 30, 2018, as reported by Bloomberg Professional Services. In addition, we monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decline below $10 billion, which are not immediately reflected in the 12-month average, may result in their exclusion from this measure.

Joint venture financial information

We present components of balance sheet and operating results information related to our joint ventures, which are not presented in accordance with, or intended to be presented in accordance with, GAAP. We present the proportionate share of certain financial line items as follows: (i) for each real estate joint venture that we consolidate in our financial statements, but of which we own less than 100%, we apply the noncontrolling interest economic ownership percentage to each financial item to arrive at the amount of such cumulative noncontrolling interest share of each component presented; and (ii) for each real estate joint venture that we do not control, and do not consolidate, we apply our economic ownership percentage to each financial item to arrive at our proportionate share of each component presented.

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

We believe this information can help investors estimate the balance sheet and operating results information related to our partially owned entities. Presenting this information provides a perspective not immediately available from consolidated financial statements and one that can supplement an understanding of the joint venture assets, liabilities, revenues, and expenses included in our consolidated results.

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

The following table reconciles debt to net debt, and to net debt and preferred stock, and computes the ratio of each to Adjusted EBITDA as of September 30, 2018, and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
Secured notes payable	$632,792		$771,061
Unsecured senior notes payable	4,290,906		3,395,804
Unsecured senior line of credit	413,000		50,000
Unsecured senior bank term loans	347,306		547,942
Unamortized deferred financing costs	33,008		29,051
Cash and cash equivalents	(204,181)		(254,381)
Restricted cash	(29,699)		(22,805)
Net debt	$5,483,132		$4,516,672

Net debt	$5,483,132		$4,516,672
7.00% Series D cumulative convertible preferred stock	74,386		74,386
Net debt and preferred stock	$5,557,518		$4,591,058

Adjusted EBITDA:
– quarter annualized	$957,008		$817,392
– trailing 12 months	$900,032		$767,508

Net debt to Adjusted EBITDA:
– quarter annualized	5.7	x	5.5	x
– trailing 12 months	6.1	x	5.9	x
Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.8	x	5.6	x
– trailing 12 months	6.2	x	6.0	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income and net operating income (cash basis):

	Three Months Ended				Nine Months Ended
(In thousands)	9/30/18	6/30/18	12/31/17	9/30/17	9/30/18	9/30/17
Net income	$219,359	$60,547	$45,607	$59,546	$421,424	$148,597

Equity in earnings of unconsolidated real estate joint ventures	(40,718)	(1,090)	(376)	(14,100)	(42,952)	(15,050)
General and administrative expenses	22,660	22,939	18,910	17,636	68,020	56,099
Interest expense	42,244	38,097	36,082	31,031	117,256	92,563
Depreciation and amortization	119,600	118,852	107,714	107,788	352,671	309,069
Impairment of real estate	—	6,311	—	—	6,311	203
Loss on early extinguishment of debt	1,122	—	2,781	—	1,122	670
Gain on sales of real estate – rental properties	—	—	—	—	—	(270)
Gain on sales of real estate – land parcels	—	—	—	—	—	(111)
Investment income	(122,203)	(12,530)	—	—	(220,294)	—
Net operating income	242,064	233,126	210,718	201,901	703,558	591,770
Straight-line rent revenue	(20,070)	(23,259)	(33,281)	(20,865)	(75,960)	(74,362)
Amortization of acquired below-market leases	(5,220)	(5,198)	(4,147)	(4,545)	(16,588)	(14,908)
Net operating income (cash basis)	$216,774	$204,669	$173,290	$176,491	$611,010	$502,500

Net operating income (cash basis) – annualized	$867,096	$818,676	$693,160	$705,964	$814,680	$670,000

Net operating income (from above)	$242,064	$233,126	$210,718	$201,901	$703,558	$591,770
Revenues	$341,823	$325,034	$298,791	$285,370	$986,996	$829,306
Operating margin	71%	72%	71%	71%	71%	71%

Net operating income is a non-GAAP financial measure calculated as net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings (losses) of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and investment income. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for investors to evaluate the operating performance of our consolidated real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease revenue adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent revenue and the amortization of acquired above- and below-market leases.

Further, we believe net operating income is useful to investors as a performance measure for our consolidated properties because, when compared across periods, net operating income reflects trends in occupancy rates, rental rates, and operating costs, which provide a perspective not immediately apparent from net income. Net operating income can be used to measure the initial stabilized yields of our properties by calculating the quotient of net operating income generated by a property on a straight-line basis and our investment in the property. Net operating income excludes certain components from net income in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort comparability of operating performance at the property level. Impairments of real estate have been excluded in deriving net operating income because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions and deterioration in market conditions. We also exclude realized and unrealized investment income calculated under a new ASU effective January 1, 2018, which results from investment decisions that occur at the corporate level related to non-real estate investments in publicly traded companies and certain privately held entities. Therefore, we do not consider these activities to be an indication of operating performance of our real estate assets at the property level. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as loss on early extinguishment of debt, as these charges often relate to corporate strategy. Property operating expenses included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. We calculate operating margin as net operating income divided by total revenues.

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

Same property comparisons

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development or redevelopment properties recently placed into service, the consolidated total rental revenues, tenant recoveries, and rental operating expenses in our operating results can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given quarterly or annual period, we analyze the operating performance for all consolidated properties that were fully operating for the entirety of the comparative periods presented, referred to as same properties. We separately present quarterly and year-to-date same property results within the interim financial information required by the SEC in our management’s discussion and analysis of our financial condition and results of operations. These same properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable quarterly or year-to-date period presented, properties that underwent development or redevelopment at any time during the comparative periods, unconsolidated real estate joint ventures, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, lease termination fees, if any, are excluded from the results of same properties.

Stabilized occupancy date

The stabilized occupancy date represents the estimated date on which the project is expected to reach occupancy of 95% or greater.

Total market capitalization

Total market capitalization is equal to the sum of total equity market capitalization and total debt. Total equity market capitalization is equal to the sum of outstanding shares of Series D Convertible Preferred Stock and common stock multiplied by the related closing price of each class of security at the end of each period presented.

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unencumbered net operating income	$213,107	$164,291	$616,549	$479,754
Encumbered net operating income	28,957	37,610	87,009	112,016
Total net operating income	$242,064	$201,901	$703,558	$591,770
Unencumbered net operating income as a percentage of total net operating income	88%	81%	88%	81%

Weighted-average shares of common stock outstanding – diluted

We enter into capital market transactions from time to time to fund acquisitions, fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. In March 2017 and January 2018, we entered into forward equity sales agreements to sell shares of our common stock. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. We also consider the effect of assumed conversion of our outstanding Series D Convertible Preferred Stock when determining potentially dilutive incremental shares to our common stock. When calculating the assumed conversion, we add back to net income the dividends paid on our Series D Convertible Preferred Stock to the numerator and then include additional common shares assumed to have been issued (as displayed in the table below) to the denominator of the per share calculation. The effect of the assumed conversion is considered separately for our per share calculations of net income; funds from operations, computed in accordance with the definition in the Nareit White Paper; and funds from operations, as adjusted. Our Series D Convertible Preferred Stock is dilutive and assumed to be converted when quarterly basic EPS, funds from operations, or funds from operations, as adjusted exceeds approximately $1.75 per share in a quarter, subject to conversion ratio adjustments. The effect of the assumed conversion is included when it is dilutive on a per share basis. Refer to Note 12 – “Earnings per Share” and Note 13 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 for more information related to our forward equity sales agreements and our Series D Convertible Preferred Stock.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, during each period is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average shares of common stock outstanding:
Basic shares for EPS	104,179	92,598	101,991	90,336
Outstanding forward equity sales agreements	462	698	363	430
Series D Convertible Preferred Stock	744	—	—	—
Diluted for EPS	105,385	93,296	102,354	90,766

Basic shares for EPS	104,179	92,598	101,991	90,336
Outstanding forward equity sales agreements	462	698	363	430
Series D Convertible Preferred Stock	744	—	743	—
Diluted for FFO	105,385	93,296	103,097	90,766

Basic shares for EPS	104,179	92,598	101,991	90,336
Outstanding forward equity sales agreements	462	698	363	430
Series D Convertible Preferred Stock	—	—	—	—
Diluted for FFO, as adjusted	104,641	93,296	102,354	90,766

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

Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate hedge agreements are intended to reduce the effects of interest rate fluctuations. The following table illustrates the effect of a 1% change in interest rates on our variable-rate debt, including our $2.2 billion unsecured senior line of credit, unsecured senior bank term loan, and secured construction loan, after considering the effect of our interest rate hedge agreements, secured debt, and unsecured senior notes payable as of September 30, 2018 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(2,406)
Rate decrease of 1%	$2,406

Effect on fair value of total consolidated debt and interest rate hedge agreements:
Rate increase of 1%	$(248,960)
Rate decrease of 1%	$267,665

These amounts are determined by considering the effect of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in existence on September 30, 2018. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value for public investments, changes in NAV reported by privately held entities, and observable price changes for privately held entities that do not report NAV are recognized as investment income in our consolidated statements of income. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of September 30, 2018 (in thousands):

Equity price risk:
Fair value increase of 10%	$95,736
Fair value decrease of 10%	$(95,736)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the respective local currencies. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income. Gains or losses will be reflected in our consolidated statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of September 30, 2018 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$80
Rate decrease of 10%	$(80)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$10,262
Rate decrease of 10%	$(10,262)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the nine months ended September 30, 2018, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2018, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor set forth below amends and restates in its entirety the risk factor captioned “Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt” disclosed in our annual report on Form 10‑K for the year ended December 31, 2017:

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

In addition, in November 2014, the U.S. Federal Reserve established a working group composed of large U.S. financial institutions, the Alternative Reference Rates Committee (“ARRC”), to identify a set of alternative interest reference rates to LIBOR. In a May 2016 interim report, the ARRC narrowed its choice to two LIBOR alternatives. The first choice was the Overnight Bank Funding Rate (“OBFR”), which consists of domestic and foreign unsecured borrowing in U.S. dollars. The U.S. Federal Reserve has been calculating and publishing the OBFR since March 2016. The second alternative rate to LIBOR was the Treasury General Collateral rate, which is composed of repo transactions secured by treasuries or other assets accepted as collateral by the majority of intermediaries in the repo market.

In June 2017, the ARRC selected the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. SOFR is observed and backward looking, which stands in contrast to LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. The first publication of SOFR was released by the Federal Reserve Bank of New York in April 2018. Although daily reset SOFR rates have been noted to be more volatile than daily reset LIBOR rates, especially at month end, there is no sufficient evidence to establish how SOFR volatility compares to that of LIBOR. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of LIBOR and potential alternatives at this time remains uncertain.

On July 27, 2017, the FCA announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. When LIBOR ceases to exist, we may need to amend the credit and loan agreements with our lenders that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. The transition to an alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and stock price.

The risk factor set forth below amends and restates in its entirety the risk factor captioned “We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs on to tenants” disclosed in our annual report on Form 10‑K for the year ended December 31, 2017:

We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs on to tenants.

Our properties are subject to increases in operating expenses, including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. As of September 30, 2018, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate and other rent-related taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Our operating expenses may increase as a result of tax reassessments that our properties are subject to on a regular basis (e.g., annually, triennially, etc.), which normally results in increases in property taxes over time as property values increase. In California, however, pursuant to the existing California law commonly referred to as Proposition 13, properties are reassessed to market value only at the time of change in ownership or completion of construction, and annual property reassessments are limited to 2% of previously assessed values thereafter. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, and recently, lawmakers and political coalitions have initiated efforts to repeal or amend Proposition 13 to eliminate its application to commercial and industrial properties. If successful, a repeal of Proposition 13 could substantially increase the assessed values and property taxes for some of our properties in California.

In addition, in June 2018, San Francisco voters approved a commercial rent tax measure, which establishes a new 3.5% gross receipts tax rate on rental revenues received by landlords of commercial properties within the City of San Francisco. This measure, which passed by a simple majority, is currently being challenged in the California Superior Court in San Francisco by business organizations asserting that the new tax required a two-thirds majority to pass under state law. Unless the court rules in favor of the plaintiff, the 3.5% commercial rent tax will go into effect on January 1, 2019. The new gross receipts tax will result in an incremental tax liability imposed on our commercial properties in the city of San Francisco, specifically in our Mission Bay/SoMa submarket of San Francisco. During the year ending December 31, 2019, we expect an increase in the range from $3.7 million to $4.6 million in our rental operating expenses associated with the operations of our commercial properties in the City of San Francisco. Approximately 90% of the incremental tax expense is expected to be recoverable from our tenants and included in our rental revenues.

Our triple net leases allow us to pass through, among other costs, substantially all real estate and rent related taxes to our tenants. We cannot be certain that we will be able to continue to negotiate pass-through provisions related to taxes in tenant leases in the future, which could lead to an increase in our operating expenses. If our operating expenses increase without a corresponding increase in revenues, our profitability could diminish. In addition, we cannot be certain that increased costs will not lead our current or prospective tenants to seek space outside of the city of San Francisco and the state of California, which could significantly hinder our ability to increase our rents or to maintain existing occupancy levels. A repeal of Proposition 13 in California and a new 3.5% gross receipts tax in the city of San Francisco may significantly increase occupancy costs for some of our tenants and may adversely impact their financial condition, ability to make rental payments and to renew lease agreements, which in turn could adversely affect our financial condition, results of operations, cash flows, and our ability to make distributions to our stockholders.

The risk factor set forth below amends and restates in its entirety the risk factor captioned “We may incur significant costs if we fail to comply with laws or if laws change” disclosed in our annual report on Form 10‑K for the year ended December 31, 2017:

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

For example, the California Safe Drinking Water and Toxic Enforcement Act, also referred to as Proposition 65, requires “clear and reasonable” warnings be given to persons who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. We believe that we comply with Proposition 65 requirements; however, there can be no assurance that we will not be adversely affected by litigation or regulatory enforcement relating to Proposition 65. In addition, there can be no assurance that the costs of compliance with new environmental laws and regulations will not be significant or will not adversely affect our ability to meet our financial expectations, our financial condition, results of operations, and cash flows.

The risk factor set forth below amends and restates in its entirety the risk factor captioned “We may fail to obtain the financial results expected from development or redevelopment project” disclosed in our annual report on Form 10‑K for the year ended December 31, 2017:

We may fail to obtain the financial results expected from development or redevelopment projects.

There are significant risks associated with development and redevelopment projects, including the possibility that:

•	We may not complete development or redevelopment projects on schedule or within budgeted amounts;

•	We may be unable to lease development or redevelopment projects on schedule or within budgeted amounts;

•	We may encounter project delays or cancellations due to unavailability of necessary labor or construction materials;

•	We may expend funds on, and devote management’s time to, development and redevelopment projects that we may not complete;

•	We may abandon development or redevelopment projects after we begin to explore them, and as a result, we may lose deposits or fail to recover costs already incurred;

•	Market and economic conditions may deteriorate, which can result in lower-than-expected rental rates;

•
We may face higher operating costs than we anticipated for development or redevelopment projects, including insurance premiums, utilities, real estate taxes, and costs of complying with changes in government regulations or increases in tariffs;

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

•
Tenants that have pre-leased our development or redevelopment projects may file for bankruptcy or become insolvent, which may adversely affect the income produced by, and the value of, our properties or require us to change the scope of the project, which may potentially result in higher construction costs and lower financial returns;

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

The risk factor set forth below amends and restates in its entirety the risk factor captioned “Changes in U.S. accounting standards may adversely impact us” disclosed in our annual report on Form 10‑K for the year ended December 31, 2017:

Changes in U.S. accounting standards may adversely impact us.

The regulatory boards and government agencies that determine financial accounting standards and disclosures in the U.S., including the FASB and the IASB (collectively, the “Boards”) and the SEC, continually change and update the financial accounting standards we must follow.

In February 2016, the Boards issued an ASU that changes certain aspects of accounting for leases for both lessees and lessors. Since February 2016, several additional ASUs have been issued to clarify implementation issues. The final update is effective on January 1, 2019. We are still evaluating the impact of this standard on our financial condition or results of operations, which in turn could also significantly impact the market price of our common stock. Such potential impacts include, without limitation:

•	Significant changes to our balance sheet relating to the recognition of operating leases as assets or liabilities based on existing lease terms and whether we are the lessor or lessee;

•
Significant changes in the timing of revenue recognition (related to lease arrangements in which we are the lessor) or expense recognition (related to the lease arrangements in which we are the lessee) stemming from the potential classification of financing or sales-type leases under the new ASU, for leases that are classified as operating leases under the current accounting standards;

•
Significant fluctuations in our reported results of operations, including fluctuations in our expenses related to amortization of new lease-related assets and/or liabilities and assumed interest costs with leases;

•
Significant fluctuations in our reported results of operations, including an increase in our general and administrative expenses related to payroll costs, legal costs, and other out-of-pocket costs incurred as part of the leasing process prior to the execution of a lease that will no longer qualify for capitalization as initial direct costs and will instead be expensed as incurred; and

•
Significant fluctuations in our reported results of operations that may result from the classification of future ground leases as finance leases compared to operating leases. Under current guidance, all ground leases are accounted for as operating leases, with ground lease payments straight-lined over the term of the ground lease. Under the new lease accounting, ground leases can qualify for classification as finance leases, which are recognized in operating results using an effective interest method. The classification of ground leases as operating leases or finance leases may result in different timing of expense recognition over the term of the ground leases.

In addition, the new accounting update could make leasing/re-leasing of our space less attractive to our potential and current tenants, which could reduce overall occupancy of our properties. Under the current guidance, our tenants do not reflect operating leases with us as a liability on their balance sheets, but only provide a disclosure of future minimum payments associated with the operating lease in the footnotes to their financial statements. The new lease standard will require that lessees record on the balance sheets their rights and obligations pertaining to operating leases with a term of over 12 months. Changes in lease accounting standards could potentially impact the structure and terms of future leases since our tenants may seek to limit lease terms to avoid recognizing lease obligations in their financial statements. The new rules may also make lease renewal options less attractive because, under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term. Shorter lease terms and a reduction in RSF leased may lead to reduction in occupancy rates and decline in rental revenue, which would have an adverse effect on our results of operations.

Furthermore, in January 2016, the FASB issued an ASU that amended the accounting for certain equity investments. The update became effective for us on January 1, 2018. The core principle of the amendment involves the measurement of equity investments at fair value and the recognition of changes in fair value of those investments during each reporting period in net income. This amendment is expected to increase the volatility of our earnings for reporting periods subsequent to December 31, 2017, as unrealized gains or losses on our equity investments, as well as impairments deemed not to be other than temporary under the previous guidance, will be immediately recognized in net income. The increased volatility of our earnings could adversely affect investors and analysts’ ability to form reliable expectations of our future performance, which could negatively impact analysts’ “buy,” “sell,” or “hold” recommendations for our common stock. Therefore, our share price could be negatively affected by causes beyond our control.

In May 2014, the FASB issued an ASU on recognition of revenue arising from contracts with customers, as well as an ASU recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The updates became effective for us on January 1, 2018. The core principle underlying the revenue recognition ASU is that an entity will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in such exchange. This will require entities to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The core principle of the financial instrument ASU involves the measurement of equity investments at fair value and the recognition of changes in fair value of those investments during each reporting period in net income.

Any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems and to update our policies, procedures, information systems, and internal controls over financial reporting, could result in materially inaccurate financial statements, which in turn could harm our operating results or cause us to fail to meet our reporting obligations. The adoption of new accounting standards could also affect the calculation of our debt covenants. It cannot be assured that we will be able to work with our lenders to amend our debt covenants in response to changes in accounting standards.

The risk factor set forth below amends and restates in its entirety the risk factor captioned “Security breaches through cyber attacks, cyber intrusions, or other methods could disrupt our information technology networks and related systems” disclosed in our annual report on Form 10‑K for the year ended December 31, 2017:

Security breaches through cyber attacks, cyber intrusions, or other methods could disrupt our information technology networks and related systems.

Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or other methods, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Due to the fast pace and unpredictability of cyber threats, long-term implementation plans designed to address cybersecurity risks become obsolete quickly. As a consequence, it is critical that entities not only meet SEC expectations in the cybersecurity arena, but also invest in programs to become secure, vigilant, and resilient in the face of emerging cybersecurity risks. Even if we are not targeted directly, cyber attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including our tenants, could disrupt our normal business operations and networks, which in turn may have a material adverse impact on our financial condition and results of operations.

Information technology, communication networks, and related systems are essential to the operation of our business. We use these systems to manage our tenant and vendor relationships, internal communications, accounting and record-keeping systems, and many other key aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. A security breach may occur through physical break-ins, breaches of our secure network by an unauthorized party, software vulnerabilities, employee theft or misuse, or inadequate use of security controls. Outside parties may attempt to fraudulently induce our employees to disclose sensitive information via illegal electronic spamming, phishing, or other tactics. Additionally, cyber-attackers can develop and deploy viruses, worms, credential-stuffing attack tools, and other malicious software programs to gain access to sensitive data. A significant breach of security could result in harm to our business and expose us and our employees, tenants, and third-party vendors to risks due to loss or misuse of information, which may result in increased costs associated with litigation and liability and fines resulting from investigations by government and other regulatory agencies.

We take active preventative measures to address security vulnerabilities and manage our risks, including installing new and upgrading existing information technology systems, conducting rigorous penetration tests, providing employee awareness training and testing around phishing and other cyber risks, and investing to expedite our incident response capabilities. We also maintain insurance to protect ourselves in the event of a breach or disruption of our information systems. However, we cannot be certain that the coverage is adequate to compensate for all damages that may be incurred.

Although we make efforts to maintain the security and integrity of these types of networks and related systems, and we have implemented various protective measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Given the increasing frequency, complexity, and sophistication of cyber security threats, there can be no assurance we will not experience business interruptions; data loss, ransom, misappropriation, or corruption; theft or misuse of confidential or proprietary information; or litigation and investigation related to any of those, any of which could have a material adverse effect on our financial condition and results of operations and harm our business reputation. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and in fact may not be detected. While, to date, we are not aware of having experienced a significant cyber breach or attack, it is possible we may be unable to anticipate or implement adequate security barriers or other preventive measures. A security breach or other significant disruption involving our information technology networks and related systems could:

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

•	Result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	Require significant management attention and resources to remedy any damages that result;

•	Subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or

•	Damage our reputation among our tenants and investors.

Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, and cash flows.

Except as set forth above and in our annual report on Form 10-K for the year ended December 31, 2017, additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, dated May 10, 2017	Form 8-K	May 12, 2017
3.4*	Amended and Restated Bylaws of the Company (Amended July 27, 2018)	Form 8-K	August 2, 2018
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, dated May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
4.1*	Specimen certificate representing shares of common stock	Form 10-Q	May 5, 2011
4.2*	Specimen certificate representing shares of 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
4.3*	Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K	February 29, 2012
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
10.1
Sixth Amended And Restated Credit Agreement, dated as of September 28, 2018, among Alexandria Real Estate Equities, Inc., as the Borrower, Alexandria Real Estate Equities, L.P., as a Guarantor, Bank Of America, N.A., as Administrative Agent, and the Other Lenders Party, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Citibank, N.A. and Goldman Sachs Bank USA, as Joint Lead Arrangers Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Joint Bookrunners, JPMorgan Chase Bank, N.A., Citibank, N.A. and Goldman Sachs Bank USA, as Co-Syndication Agents, and The Bank of Nova Scotia, Barclays Bank PLC, Capital One, National Association, BBVA Compass, Mizuho Bank, Ltd., Regions Bank, Royal Bank of Canada, Sumitomo Mitsui Banking Corporation, TD Bank, N.A., Wells Fargo Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents
		N/A	Filed herewith
10.2
Fourth Amended And Restated Term Loan Agreement, dated as of September 28, 2018, among Alexandria Real Estate Equities, Inc., as the Borrower, Alexandria Real Estate Equities, L.P., as a Guarantor, Citibank, N.A., as Administrative Agent, and the Lenders Party with Royal Bank of Canada and The Bank Of Nova Scotia, as Co-Syndication Agents, and Bank of the West, Barclays Bank PLC, Banking Branch & Trust Company, Capital One, National Association, City National Bank, Compass Bank, Fifth Third Bank, Mizuho Bank (USA), PNC Bank, National Association, Regions Bank, Sumitomo Mitsui Banking Corporation, TD Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, and Citibank, N.A., RBC Capital Markets and The Bank Of Nova Scotia, as Joint Lead Arrangers and Joint Book Running Managers
		N/A	Filed herewith
12.1	Computation of Consolidated Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends	N/A	Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101
The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited), (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the nine months ended September 30, 2018 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)
		N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2018.

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