Form 10-Q
period 2019-06-30
ALEXANDRIA REAL ESTATE EQUITIES INC
filed 2019-07-30
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ARE	New York Stock Exchange
7.00% Series D Cumulative Convertible Preferred Stock	ARE/PD	New York Stock Exchange

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

As of July 15, 2019, 113,417,511 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Investments in real estate	$12,872,824	$11,913,693
Investments in unconsolidated real estate joint ventures	334,162	237,507
Cash and cash equivalents	198,909	234,181
Restricted cash	39,316	37,949
Tenant receivables	9,228	9,798
Deferred rent	585,082	530,237
Deferred leasing costs	247,468	239,070
Investments	1,057,854	892,264
Other assets	694,627	370,257
Total assets	$16,039,470	$14,464,956

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$354,186	$630,547
Unsecured senior notes payable	5,140,914	4,292,293
Unsecured senior line of credit	514,000	208,000
Unsecured senior bank term loan	347,105	347,415
Accounts payable, accrued expenses, and tenant security deposits	1,157,417	981,707
Dividends payable	114,379	110,280
Total liabilities	7,628,001	6,570,242

Commitments and contingencies

Redeemable noncontrolling interests	10,994	10,786

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock	57,461	64,336
Common stock	1,120	1,110
Additional paid-in capital	7,581,573	7,286,954
Accumulated other comprehensive loss	(11,134)	(10,435)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	7,629,020	7,341,965
Noncontrolling interests	771,455	541,963
Total equity	8,400,475	7,883,928
Total liabilities, noncontrolling interests, and equity	$16,039,470	$14,464,956

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Income from rentals	$371,618	$322,794	$726,367	$640,449
Other income	2,238	2,240	6,331	4,724
Total revenues	373,856	325,034	732,698	645,173

Expenses:
Rental operations	105,689	91,908	207,190	183,679
General and administrative	26,434	22,939	51,111	45,360
Interest	42,879	38,097	81,979	75,012
Depreciation and amortization	134,437	118,852	268,524	233,071
Impairment of real estate	—	6,311	—	6,311
Loss on early extinguishment of debt	—	—	7,361	—
Total expenses	309,439	278,107	616,165	543,433

Equity in earnings of unconsolidated real estate joint ventures	1,262	1,090	2,408	2,234
Investment income	21,500	12,530	105,056	98,091
Net income	87,179	60,547	223,997	202,065
Net income attributable to noncontrolling interests	(8,412)	(5,817)	(16,071)	(11,705)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	78,767	54,730	207,926	190,360
Dividends on preferred stock	(1,005)	(1,302)	(2,031)	(2,604)
Preferred stock redemption charge	—	—	(2,580)	—
Net income attributable to unvested restricted stock awards	(1,432)	(1,412)	(3,134)	(2,765)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$76,330	$52,016	$200,181	$184,991

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.68	$0.51	$1.80	$1.83
Diluted	$0.68	$0.51	$1.80	$1.83

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$87,179	$60,547	$223,997	$202,065
Other comprehensive loss
Unrealized (losses) gains on interest rate hedge agreements:
Unrealized interest rate hedge (losses) gains arising during the period	(1,126)	661	(1,684)	2,643
Reclassification adjustment for amortization of interest income included in net income	114	(1,131)	(1,815)	(1,809)
Unrealized (losses) gains on interest rate hedge agreements, net	(1,012)	(470)	(3,499)	834

Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	590	(3,243)	2,800	(3,572)
Unrealized gains (losses) on foreign currency translation, net	590	(3,243)	2,800	(3,572)

Total other comprehensive loss	(422)	(3,713)	(699)	(2,738)
Comprehensive income	86,757	56,834	223,298	199,327
Less: comprehensive income attributable to noncontrolling interests	(8,412)	(5,817)	(16,071)	(11,705)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$78,345	$51,017	$207,227	$187,622

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of March 31, 2019	$57,461	111,180,659	$1,112	$7,518,716	$—	$(10,712)	$777,448	$8,344,025	$10,889
Net income	—	—	—	—	78,767	—	8,194	86,961	218
Total other comprehensive loss	—	—	—	—	—	(422)	—	(422)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,674)	(14,674)	(207)
Contributions from and sales of noncontrolling interests	—	—	—	—	—	—	487	487	94
Issuance of common stock	—	602,484	6	85,388	—	—	—	85,394	—
Issuance pursuant to stock plan	—	327,699	3	17,244	—	—	—	17,247	—
Taxes paid related to net settlement of equity awards	—	(125,274)	(1)	(3,996)	—	—	—	(3,997)	—
Dividends declared on common stock ($1.00 per share)	—	—	—	—	(113,541)	—	—	(113,541)	—
Dividends declared on preferred stock ($0.4375 per share)	—	—	—	—	(1,005)	—	—	(1,005)	—
Reclassification of distributions in excess of earnings	—	—	—	(35,779)	35,779	—	—	—	—
Balance as of June 30, 2019	$57,461	111,985,568	$1,120	$7,581,573	$—	$(11,134)	$771,455	$8,400,475	$10,994

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of March 31, 2018	$74,386	100,696,361	$1,007	$6,117,976	$—	$1,228	$528,538	$6,723,135	$10,212
Net income	—	—	—	—	54,730	—	5,606	60,336	211
Total other comprehensive loss	—	—	—	—	—	(3,713)	—	(3,713)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	—	(100)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,309)	(12,309)	(212)
Contributions from noncontrolling interests	—	—	—	257	—	—	6,978	7,235	750
Issuance of common stock	—	2,456,037	25	300,813	—	—	—	300,838	—
Issuance pursuant to stock plan	—	193,719	1	12,644	—	—	—	12,645	—
Dividends declared on common stock ($0.93 per share)	—	—	—	—	(97,591)	—	—	(97,591)	—
Dividends declared on preferred stock ($0.4375 per share)	—	—	—	—	(1,302)	—	—	(1,302)	—
Reclassification of distributions in excess of earnings	—	—	—	(44,163)	44,163	—	—	—	—
Balance as of June 30, 2018	$74,386	103,346,117	$1,033	$6,387,527	$—	$(2,485)	$528,813	$6,989,274	$10,861

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2018	$64,336	111,011,816	$1,110	$7,286,954	$—	$(10,435)	$541,963	$7,883,928	$10,786
Net income	—	—	—	—	207,926	—	15,636	223,562	435
Total other comprehensive loss	—	—	—	—	—	(699)	—	(699)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(24,175)	(24,175)	(415)
Contributions from and sales of noncontrolling interests	—	—	—	202,246	—	—	238,031	440,277	188
Issuance of common stock	—	602,484	6	85,388	—	—	—	85,394	—
Issuance pursuant to stock plan	—	523,691	5	34,180	—	—	—	34,185	—
Taxes paid related to net settlement of equity awards	—	(152,423)	(1)	(4,085)	—	—	—	(4,086)	—
Repurchases of 7.00% Series D preferred stock	(6,875)	—	—	215	(2,580)	—	—	(9,240)	—
Dividends declared on common stock ($1.97 per share)	—	—	—	—	(223,115)	—	—	(223,115)	—
Dividends declared on preferred stock ($0.875 per share)	—	—	—	—	(2,031)	—	—	(2,031)	—
Cumulative effect of adjustment upon adoption of new lease accounting standard on January 1, 2019	—	—	—	—	(3,525)	—	—	(3,525)	—
Reclassification of distributions in excess of earnings	—	—	—	(23,325)	23,325	—	—	—	—
Balance as of June 30, 2019	$57,461	111,985,568	$1,120	$7,581,573	$—	$(11,134)	$771,455	$8,400,475	$10,994

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2017	$74,386	99,783,686	$998	$5,824,258	$—	$50,024	$521,994	$6,471,660	$11,509
Net income	—	—	—	—	190,360	—	11,280	201,640	425
Total other comprehensive loss	—	—	—	—	—	(2,738)	—	(2,738)	—
Reclassification of cumulative net unrealized gains on non-real estate investments upon adoption of new financial instruments standard on January 1, 2018	—	—	—	—	140,521	(49,771)	—	90,750	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	—	(1,397)
Distributions to noncontrolling interests	—	—	—	—	—	—	(18,018)	(18,018)	(426)
Contributions from noncontrolling interests	—	—	—	257	—	—	13,557	13,814	750
Issuance of common stock	—	3,299,637	33	400,174	—	—	—	400,207	—
Issuance pursuant to stock plan	—	262,794	2	24,132	—	—	—	24,134	—
Dividends declared on common stock ($1.83 per share)	—	—	—	—	(189,571)	—	—	(189,571)	—
Dividends declared on preferred stock ($0.875 per share)	—	—	—	—	(2,604)	—	—	(2,604)	—
Reclassification of distributions in excess of earnings	—	—	—	138,706	(138,706)	—	—	—	—
Balance as of June 30, 2018	$74,386	103,346,117	$1,033	$6,387,527	$—	$(2,485)	$528,813	$6,989,274	$10,861

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$223,997	$202,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268,524	233,071
Impairment of real estate	—	6,311
Loss on early extinguishment of debt	7,361	—
Equity in earnings of unconsolidated real estate joint ventures	(2,408)	(2,234)
Distributions of earnings from unconsolidated real estate joint ventures	1,679	287
Amortization of loan fees	4,613	5,136
Amortization of debt premiums	(1,583)	(1,181)
Amortization of acquired below-market leases	(15,202)	(11,368)
Deferred rent	(52,441)	(55,890)
Stock compensation expense	22,466	15,223
Investment income	(105,056)	(98,091)
Changes in operating assets and liabilities:
Tenant receivables	573	1,552
Deferred leasing costs	(23,471)	(29,705)
Other assets	560	(15,055)
Accounts payable, accrued expenses, and tenant security deposits	(21,272)	8,120
Net cash provided by operating activities	308,340	258,241

Investing Activities
Additions to real estate	(577,322)	(431,225)
Purchases of real estate	(715,030)	(688,698)
Deposits (paid) returned for investing activities	(9,000)	5,500
Acquisitions of interests in unconsolidated real estate joint ventures	—	(35,922)
Investments in unconsolidated real estate joint ventures	(95,950)	(44,486)
Additions to investments	(104,902)	(118,775)
Sales of investments	49,967	44,707
Net cash used in investing activities	$(1,452,237)	$(1,268,899)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2019	2018
Financing Activities
Borrowings from secured notes payable	$—	$9,044
Repayments of borrowings from secured notes payable	(302,878)	(3,162)
Proceeds from issuance of unsecured senior notes payable	854,209	899,321
Borrowings from unsecured senior line of credit	2,114,000	2,469,000
Repayments of borrowings from unsecured senior line of credit	(1,808,000)	(2,519,000)
Payment of loan fees	(15,796)	(8,003)
Taxes paid related to net settlement of equity awards	(4,086)	—
Repurchase of 7.00% Series D cumulative convertible preferred stock	(9,240)	—
Proceeds from issuance of common stock	85,394	400,207
Dividends on common stock	(218,914)	(183,040)
Dividends on preferred stock	(2,132)	(2,604)
Contributions from and sales of noncontrolling interests	441,251	14,564
Distributions to and purchases of noncontrolling interests	(24,590)	(19,841)
Net cash provided by financing activities	1,109,218	1,056,486

Effect of foreign exchange rate changes on cash and cash equivalents	774	(1,173)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(33,905)	44,655
Cash, cash equivalents, and restricted cash as of the beginning of period	272,130	277,186
Cash, cash equivalents, and restricted cash as of the end of period	$238,225	$321,841

Supplemental Disclosures and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$71,338	$68,885
Change in accrued construction	$5,558	$48,074
Accrued construction for current-period additions to real estate	$181,922	$183,573
Assumption of secured notes payable in connection with purchase of properties	$(28,200)	$—
Right-of-use asset	$239,653	$—
Lease liability	$(245,638)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and basis of presentation

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® urban office REIT, is the first and longest-tenured owner, operator, and developer uniquely focused on collaborative life science, technology, and agtech campuses in AAA innovation cluster locations. As used in this quarterly report on Form 10‑Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

2.	Summary of significant accounting policies

Reclassifications

Certain prior-period amounts have been reclassified to conform to current-period presentation. Refer to the “Lease Accounting” section within this Note 2 – “Summary of Significant Accounting Policies.”

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

For acquisitions of real estate or in-substance real estate that are accounted for as business combinations, we allocate the acquisition consideration (excluding acquisition costs) to the assets acquired, liabilities assumed, noncontrolling interests, and previously existing ownership interests at fair value as of the acquisition date. Assets include intangible assets such as tenant relationships, acquired in-place leases, and favorable intangibles associated with in-place leases in which we are the lessor. Liabilities include unfavorable intangibles associated with in-place leases in which we are the lessor. In addition, for acquired in-place operating leases in which we are the lessee, acquisition consideration is allocated to lease liabilities and related right-of-use assets, adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. Any excess (deficit) of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill (bargain purchase gain). Acquisition costs related to business combinations are expensed as incurred.

Generally, we expect that acquisitions of real estate or in-substance real estate will not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related intangible assets). The accounting model for asset acquisitions is similar to the accounting model for business combinations, except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. Any excess (deficit) of the consideration transferred relative to the sum of the fair value of the assets acquired and liabilities assumed is allocated to the individual assets and liabilities based on their relative fair values. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain. Incremental and external direct acquisition costs (such as legal and third-party services) are capitalized.

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

Long-lived assets to be held and used, including our rental properties, CIP, land held for development, right-of-use assets related to operating leases in which we are the lessee, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the asset, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

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

Investments in privately held entities are accounted for under the equity method, unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of June 30, 2019.

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

Revenues

The table below provides detail of our consolidated total revenues for the three and six months ended June 30, 2019 (in thousands):

	June 30, 2019
	Three Months Ended	Six Months Ended
Income from rentals:
Revenues subject to the new lease accounting standard:
Operating leases	$358,461	$701,802
Direct financing lease	604	1,205
Revenues subject to the new lease accounting standard	359,065	703,007
Revenues subject to the revenue recognition accounting standard	12,553	23,360
Income from rentals	371,618	726,367
Other income	2,238	6,331
Total revenues	$373,856	$732,698

During the three and six months ended June 30, 2019, revenues that were subject to the new lease accounting standard aggregated $359.1 million and $703.0 million, respectively, and represented 96.0% and 95.9%, respectively, of our total revenues.

During the three and six months ended June 30, 2019, our total revenues also included $14.8 million, or 4.0%, and $29.7 million, or 4.1%, respectively, subject to other accounting guidance. For a detailed discussion related to our revenue streams, refer to the “Lease Accounting” and “Recognition of Revenue Arising From Contracts With Customers” sections within this Note 2 – “Summary of Significant Accounting Policies.”

2.	Summary of significant accounting policies (continued)

Lease accounting

Transition
On January 1, 2019, we adopted a new lease accounting standard that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The new lease accounting standard requires the use of the modified retrospective transition method. Upon adoption of the new lease accounting standard, we elected the following practical expedients and accounting policies provided by this lease standard:

•	Package of practical expedients – requires us not to reevaluate our existing or expired leases as of January 1, 2019, under the new lease accounting standard.

•	Optional transition method practical expedient – requires us to apply the new lease accounting standard prospectively from the adoption date of January 1, 2019.

•	Single component accounting policy – requires us to account for lease and nonlease components within a lease under the new lease accounting standard if certain criteria are met.

•	Land easements practical expedient – requires us to continue to account for land easements existing as of January 1, 2019, under the accounting standards applied to them prior to January 1, 2019.

•	Short-term lease accounting policy – requires us not to record the related lease liabilities and right-of-use assets for operating leases in which we are the lessee with a term of 12 months or less.

Upon adoption of the new lease accounting standard, we elected the package of practical expedients and the optional transition method, which permitted January 1, 2019 to be our initial application date. Our election of the package of practical expedients and the optional transition method allowed us not to reassess:

•
Whether any contracts effective prior to January 1, 2019, are leases or contain leases. This practical expedient is primarily applicable to entities that have contracts containing embedded leases. As of December 31, 2018, we had no such contracts; therefore, this practical expedient had no effect on us.

•
The lease classification for any leases that commenced prior to January 1, 2019. Our election of the package of practical expedients requires us not to revisit the classification of our leases that commenced prior to January 1, 2019. For example, all of our leases that were classified as operating leases in accordance with the lease accounting standards in effect prior to January 1, 2019, continue to be classified as operating leases after adoption of the new lease accounting standard.

•
Previously capitalized initial direct costs for any leases that commenced prior to January 1, 2019. Our election of the package of practical expedients and the optional transition method requires us not to reassess whether initial direct leasing costs capitalized prior to the adoption of the new lease accounting standard in connection with the leases that commenced prior to January 1, 2019, qualify for capitalization under the new lease accounting standard.

We applied the package of practical expedients consistently to all leases (i.e., in which we are the lessee or the lessor) that commenced before January 1, 2019. The election of this package permits us to “run off” our leases that commenced before January 1, 2019, for the remainder of their lease terms and to apply the new lease accounting standard to leases commencing or modified after January 1, 2019.

For our leases that had commenced prior to January 1, 2019, under the package of practical expedients and optional transition method we are not required to reassess whether initial direct leasing costs capitalized prior to the adoption of the new lease accounting standard in connection with such leases qualified for capitalization under the new lease accounting standard. Therefore, we continue to amortize these initial direct leasing costs over their respective lease terms.

On January 1, 2019, as required by the new lease accounting standard, we recognized a cumulative adjustment to retained earnings aggregating $3.5 million to write off initial direct leasing costs that were capitalized in connection with leases that were executed but had not commenced before January 1, 2019. These costs were capitalized in accordance with the lease accounting standards existing prior to January 1, 2019, and would not qualify for capitalization under the new lease accounting standard.

2.	Summary of significant accounting policies (continued)

Under the package of practical expedients that we elected upon adoption of the new lease accounting standard, all of our operating leases existing as of January 1, 2019, for which we are the lessee, continue to be classified as operating leases subsequent to the adoption of the new lease accounting standard. In accordance with the new lease accounting standard, we were required to classify in our consolidated balance sheets the present value of remaining future rental payments aggregating $590.3 million related to ground and office leases in which we are the lessee existing as of January 1, 2019. Consequently, on January 1, 2019, we recognized a lease liability aggregating $218.7 million classified within accounts payable, accrued expenses, and tenant security deposits in our consolidated balance sheets, which included approximately $27.0 million reclassified out of the deferred rent liabilities balance in accordance with the new lease standard. We have also recognized a corresponding right-of-use asset, which was classified within other assets in our consolidated balance sheets. The present value of the remaining lease payments was calculated for each operating lease existing as of January 1, 2019, in which we were the lessee by using each respective remaining lease term and a corresponding estimated incremental borrowing rate. The incremental borrowing rate is the interest rate that we estimated we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Subsequent application of the new lease accounting guidance

Definition of a lease

Effective January 1, 2019, when we enter into a contract or amend an existing contract, we evaluate whether the contract meets the definition of a lease. To meet the definition of a lease, the contract must meet all three criteria:

(i)	One party (lessor) must hold an identified asset,

(ii)	The counterparty (lessee) must have the right to obtain substantially all of the economic benefits from the use of the asset throughout the period of the contract, and

(iii)	The counterparty (lessee) must have the right to direct the use of the identified asset throughout the period of the contract.

Lease classification

The new lease accounting standard also sets new criteria for determining the classification of finance leases for lessees and sales-type leases for lessors. The criteria to determine whether a lease should be accounted for as a finance/sales-type lease include any of the following:

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

If any of these criteria is met, a lease is classified as a finance lease by the lessee and as a sales-type lease by the lessor. If none of the criteria are met, a lease is classified as an operating lease by the lessee but may still qualify as a direct financing lease or an operating lease for the lessor. The existence of a residual value guarantee from an unrelated third party other than the lessee may qualify the lease as a direct financing lease by the lessor. Otherwise, the lease is classified as an operating lease by the lessor. Therefore, under the new lease accounting standard, lessees apply a dual approach by classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, which corresponds to a similar evaluation performed by lessors.

Lessor accounting

Costs to execute leases

The new lease accounting standard requires that lessors (and, if applicable, lessees) capitalize, as initial direct costs, only incremental costs of a lease that would not have been incurred if the lease had not been obtained. Costs that we incur to negotiate or arrange a lease, regardless of its outcome, such as for fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs are expensed as incurred.

Operating leases

We account for the revenue from our lease contracts utilizing the single component accounting policy. This policy requires us to account for, by class of underlying asset, the lease component and nonlease component(s) associated with each lease as a single component if two criteria are met:

(i)	The timing and pattern of transfer of the lease component and the nonlease component(s) associated with it are the same,

(ii)	The lease component would be classified as an operating lease if it were accounted for separately.

2.	Summary of significant accounting policies (continued)

Lease components consist primarily of fixed rental payments, which represent scheduled rental amounts due under our leases, and contingent rental payments. Nonlease components consist primarily of tenant recoveries representing reimbursements of rental operating expenses under our triple net lease structure, including recoveries for utilities, repairs and maintenance, and common area expenses.

If the lease component is the predominant component, we account for all revenues under such lease as a single component in accordance with the new lease accounting standard. Conversely, if the nonlease component is the predominant component, all revenues under such lease are accounted for in accordance with the revenue recognition accounting standard. Our operating leases qualify for the single component accounting, and the lease component in each of our leases is predominant. Therefore, we account for all revenues from our operating leases under the new lease accounting standard and classify these revenues as income from rentals in our consolidated statements of income.

We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession, or controls the physical use, of the leased asset. Income from rentals related to fixed rental payments under operating leases is recognized on a straight-line basis over the respective operating lease terms. We classify amounts expected to be received in later periods as deferred rent in our consolidated balance sheets. Amounts received currently but recognized as revenue in future periods are classified in accounts payable, accrued expenses, and tenant security deposits in our consolidated balance sheets.

Income from rentals related to variable payments includes tenant recoveries and contingent rental payments. Tenant recoveries, including reimbursements of utilities, repairs and maintenance, common area expenses, real estate taxes and insurance, and other operating expenses, are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises. Income from rentals related to other variable payments is recognized when associated contingencies are removed.

Subsequent to lease commencement, we assess collectibility from our tenants of future lease payments for each of our operating leases. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize an adjustment to lower our income from rentals. As of June 30, 2019, we assessed the collectibility of future lease payments under operating leases in which we are the lessor and determined that collectibility was probable.

Reclassification of the prior-year presentation of rental revenues and tenant recoveries

As described above, rental revenues and tenant recoveries related to our operating leases in which we are the lessor qualified for the single component practical expedient and were classified as income from rentals in our consolidated statements of income. Prior to the adoption of the new lease accounting standard, we classified rental revenues and tenant recoveries separately in our consolidated statements of income, in accordance with the guidance in effect prior to January 1, 2019. Upon adoption of the new lease accounting standard, our comparative income statements of prior years have been reclassified to conform to the new single component presentation of rental revenues and tenant recoveries.

The table below provides a reconciliation of the prior-period presentation of the income statement line items that were reclassified in our consolidated statements of income to conform to the current-period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient (in thousands):

	June 30, 2018
	Three Months Ended	Six Months Ended
Rental revenues (presentation prior to January 1, 2019)	$250,635	$495,120
Tenant recoveries (presentation prior to January 1, 2019)	72,159	145,329
Income from rentals (presentation effective January 1, 2019)	$322,794	$640,449

Direct financing and sales-type leases

As of June 30, 2019, we had one direct financing lease and no sales-type leases. Income from rentals related to our direct financing lease is recognized over the lease term using the effective interest rate method. At lease commencement, we record an asset within other assets in our consolidated balance sheets, which represents our net investment in the direct financing lease. This initial net investment is determined by aggregating the total future lease payments attributable to the direct financing lease and the estimated residual value of the property less unearned income. Over the lease term, the investment in the direct financing lease is reduced and rental income is recognized as income from rentals in our consolidated statements of income, producing a constant periodic rate of return on the net investment in the direct financing lease.

2.	Summary of significant accounting policies (continued)

Subsequent to lease commencement, we assess collectibility from our tenants of future lease payments. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we evaluate our net investment in the direct financing lease for impairment. Upon determination that an impairment has occurred, an impairment charge is recognized to reduce the carrying balance in the net investment in the direct financing lease to its estimated fair value. As of June 30, 2019, we assessed the collectibility of future lease payments under our direct financing lease, and determined that collectibility was probable.

Lessee accounting

We have operating lease agreements in which we are the lessee consisting of ground and office leases. At the lease commencement date (or at the acquisition date if the lease is acquired as part of a real estate acquisition), we are required to recognize a liability to account for our future obligations under these operating leases, and a corresponding right-of-use asset.

The lease liability is measured based on the present value of the future lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The present value of the future lease payments is calculated for each operating lease using each respective remaining lease term and a corresponding estimated incremental borrowing rate, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period, and is reduced by the payments made during the period. We classify the operating lease liability in accounts payable, accrued expenses, and tenant security deposits in our consolidated balance sheets.

The right-of-use asset is measured based on the corresponding lease liability, adjusted for initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. We classify the right-of-use asset in other assets in our consolidated balance sheets.

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

Total revenues subject to the revenue recognition accounting standard for the three and six months ended June 30, 2019, included $12.6 million and $23.4 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. These revenues are classified within income from rentals in our consolidated income statements. Short-term parking revenues do not qualify for the single lease component practical expedient, discussed in the “Lessor Accounting” subsection of the “Lease Accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the services are provided and the performance obligations are satisfied, which normally occurs at a point in time.

2.	Summary of significant accounting policies (continued)

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

Income taxes

We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its stockholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state, and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the 2013 through 2018 calendar years.

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

Forward equity sales agreements

To account for the forward equity sales agreements, we consider the accounting guidance governing financial instruments and derivatives. As of June 30, 2019, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We then evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

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

Restricted cash

We present cash and cash equivalents separately from restricted cash within our consolidated balance sheets. We include restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the consolidated statements of cash flows. We provide a reconciliation between the balance sheet and statement of cash flows, as required when the balance includes more than one line item for cash, cash equivalents and restricted cash. We also provide a disclosure of the nature of the restrictions related to material restricted cash balances.

Recent accounting pronouncements

Allowance for credit losses

In June 2016, the FASB issued an accounting standard (further clarified with subsequently issued updates) that will require companies to estimate and recognize lifetime expected losses, rather than incurred losses, which will result in the earlier recognition of credit losses. The accounting standard will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases arising from sales-type and direct financing leases, and off-balance-sheet credit exposures (i.e., loan commitments). The accounting standard is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. As a lessor, this standard will apply to our net investments in direct financing and sales-type leases and will not apply to the receivables arising from our operating leases. An assessment of the collectibility of operating lease payments and the recognition of an adjustment to lease income based on this assessment will continue to be governed by the lease accounting standard discussed in the “Lease Accounting” section earlier within this Note 2.

In addition to direct financing and sales-type leases, the accounting standard on credit losses will also apply to our receivables that result from revenue transactions within the scope of the revenue recognition standard discussed in the “Recognition of Revenue Arising From Contracts With Customers” section earlier within this Note 2. As of June 30, 2019, we had one lease classified as a direct financing lease with a net investment balance aggregating $39.5 million, and no leases classified as sales-type leases, which will be subject to this new guidance. As of June 30, 2019, our receivables resulting from revenue transactions within the scope of revenue recognition standard aggregated $10.3 million. We have had no collectibility issues related to our direct financing lease and have determined that the collectibility of future payments for this lease is probable. Our receivables resulting from revenue transactions within the scope of the revenue recognition standard are short term in nature and are expected to be collected in full. Based on the aforementioned facts, we do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

Recognition and measurement of financial instruments

In January 2016, the FASB issued an accounting standard (further clarified with subsequently issued updates) that updated the framework for companies to account for financial instruments. We adopted this accounting standard on January 1, 2018. Subsequently in April 2019, the FASB issued an accounting standard that amends the financial instruments standard by clarifying that all adjustments made under the measurement alternative elected for equity securities without readily determinable fair values represent nonrecurring fair value measurement adjustments and therefore require applicable fair value disclosures, including disclosures about the level of the fair value hierarchy within which the fair value measurements are categorized. The standard is effective for reporting periods beginning after December 15, 2019, with early adoption permitted. Except for the expanded fair value disclosures related to our investments in privately held entities that do not report NAV, we do not expect the adoption of this standard to impact our consolidated financial statements.

3.	Investments in real estate

Our consolidated investments in real estate, including real estate assets held for sale as described in Note 16, consisted of the following as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Rental properties:
Land (related to rental properties)	$1,824,004	$1,625,349
Buildings and building improvements	10,664,625	9,986,635
Other improvements	1,154,662	976,627
Rental properties	13,643,291	12,588,611
Development and redevelopment of new Class A properties:
Development and redevelopment projects (under construction or pre‑construction)	1,469,016	1,460,814
Future development projects	214,338	98,802
Gross investments in real estate	15,326,645	14,148,227
Less: accumulated depreciation	(2,484,176)	(2,263,797)
Net investments in real estate – North America	12,842,469	11,884,430
Net investments in real estate – Asia	30,355	29,263
Investments in real estate	$12,872,824	$11,913,693

Acquisitions

Our real estate asset acquisitions during, and subsequent to, the six months ended June 30, 2019, consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Operating With Future Development/Redevelopment	Operating	Purchase Price
Greater Boston	—	175,000	—	—	$81,100
San Francisco	4	—	—	247,770	239,450
San Diego	2	—	53,220	—	23,250
Other	4	—	75,864	—	39,150
Three months ended March 31, 2019	10	175,000	129,084	247,770	382,950	(1)

Greater Boston	1	293,000	—	87,163	252,000
San Diego	1	149,000	40,000	—	16,000
Seattle	1	188,400	18,680	—	28,500
Three months ended June 30, 2019	3	630,400	58,680	87,163	296,500
Subsequent acquisitions	4	135,938	—	344,772	178,450
Total acquisitions	17	941,338	187,764	679,705	$857,900

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

4.	Consolidated and unconsolidated real estate joint ventures

From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of June 30, 2019, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest		RSF
Consolidated joint ventures(1):
75/125 Binney Street	Greater Boston	Cambridge	40.0%		388,270
225 Binney Street	Greater Boston	Cambridge	30.0%		305,212
409 and 499 Illinois Street	San Francisco	Mission Bay/SoMa	60.0%		455,069
1500 Owens Street	San Francisco	Mission Bay/SoMa	50.1%		158,267
Campus Pointe by Alexandria(2)	San Diego	University Town Center	55.0%		798,799
9625 Towne Centre Drive	San Diego	University Town Center	50.1%		163,648
Unconsolidated joint ventures(1):
Menlo Gateway	San Francisco	Greater Stanford	48.3%	(3)	772,983
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(4)	(5)
704 Quince Orchard Road	Maryland	Gaithersburg	56.8%	(4)	79,931
1655 and 1725 Third Street	San Francisco	Mission Bay/SoMa	10.0%		593,765

(1)
In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in four other joint ventures in North America, and we hold an insignificant noncontrolling interest in one unconsolidated real estate joint venture in North America.

(2)	Includes only 10290 and 10300 Campus Point Drive and 4110 Campus Point Court in our University Town Center submarket.

(3)	As of June 30, 2019, we had a 48.3% ownership interest in Menlo Gateway and expect our ownership to increase to 49% through future funding of construction costs in 2019.

(4)	Represents our ownership interest; our voting interest is limited to 50%.

(5)	Joint venture with a distinguished retail real estate developer for the development of an approximate 90,000 RSF retail shopping center.

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
1655 and 1725 Third Street

4.    Consolidated and unconsolidated real estate joint ventures (continued)

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Investments in real estate	$1,421,509	$1,108,385
Cash and cash equivalents	43,412	42,178
Other assets	133,349	74,901
Total assets	$1,598,270	$1,225,464

Secured notes payable	$—	$—
Other liabilities	51,713	59,336
Total liabilities	51,713	59,336
Redeemable noncontrolling interests	1,082	874
Alexandria Real Estate Equities, Inc.’s share of equity	775,323	624,349
Noncontrolling interests’ share of equity	770,152	540,905
Total liabilities and equity	$1,598,270	$1,225,464

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

Unconsolidated real estate joint ventures

Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets as of June 30, 2019, and December 31, 2018, consist of the following (in thousands):

Property	June 30, 2019	December 31, 2018
Menlo Gateway	$279,560	$186,504
1401/1413 Research Boulevard	7,796	8,197
704 Quince Orchard Road	4,593	4,547
1655 and 1725 Third Street	35,984	34,917
Other	6,229	3,342
	$334,162	$237,507

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE.

4.    Consolidated and unconsolidated real estate joint ventures (continued)

Our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms as of June 30, 2019, (dollars in thousands):

		Maturity Date	Stated Rate	Interest Rate(1)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share				Debt Balance(2)	Remaining Commitments
1401/1413 Research Boulevard	65.0%	5/17/20	L+2.50%	5.91%	$22,696	$5,997
1655 and 1725 Third Street	10.0%	6/29/21	L+3.70%	6.14%	253,366	121,634
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	4.59%	6,997	7,865
Menlo Gateway, Phase II	48.3%	5/1/35	4.53%	4.59%	8,019	147,784
Menlo Gateway, Phase I	48.3%	8/10/35	4.15%	4.18%	143,334	—
					$434,412	$283,280

(1)	Includes interest expense and amortization of loan fees.

(2)	Represents outstanding principal, net of unamortized deferred financing costs.

5.	Leases

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

Refer to the “Lease Accounting” section of Note 2 – “Summary of Significant Accounting Policies” for additional information.

Leases in which we are the lessor

As of June 30, 2019, we had 257 properties aggregating 23.6 million operating RSF located in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science and technology entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of June 30, 2019, all our leases in which we are the lessor were classified as operating leases with one exception of a direct financing lease. Our operating leases and direct financing lease are described below.

5.    Leases (continued)

Operating leases

As of June 30, 2019, our 257 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 73.4 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of June 30, 2019, are outlined in the table below (in thousands):

Year	Amount
2019	$472,242
2020	985,377
2021	977,440
2022	943,926
2023	882,912
Thereafter	6,228,900
Total	$10,490,797

Refer to Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements for additional information on our owned real estate assets, which are the underlying assets under our operating leases.

Direct financing lease

As of June 30, 2019, we had one direct financing lease agreement for a parking structure with a remaining lease term of 73.4 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The components of our net investment in our direct financing lease as of June 30, 2019, and December 31, 2018, are summarized in the table below (in thousands):

	June 30, 2019	December 31, 2018
Gross investment in direct financing lease	$261,287	$262,111
Less: unearned income	(221,757)	(222,962)
Net investment in direct financing lease	$39,530	$39,149

Future lease payments to be received under the terms of our direct financing lease as of June 30, 2019, are outlined in the table below (in thousands):

Year	Total
2019	$831
2020	1,705
2021	1,756
2022	1,809
2023	1,863
Thereafter	253,323
Total	$261,287

5.    Leases (continued)

Income from rentals

Our total income from rentals includes revenue related to agreements for rental of our investments in real estate, which primarily includes revenues subject to the guidance of the new lease accounting standard, as well as revenues subject to the revenue recognition accounting standard as summarized below (in thousands):

	June 30, 2019
	Three Months Ended	Six Months Ended
Income from rentals:
Revenues subject to the new lease accounting standard:
Operating leases	$358,461	$701,802
Direct financing lease	604	1,205
Revenues subject to the new lease accounting standard	359,065	703,007
Revenues subject to the revenue recognition accounting standard	12,553	23,360
Income from rentals	$371,618	$726,367

Our revenues that are subject to the revenue recognition accounting standard relate primarily to parking revenues, which consist of short-term rental revenues that are not considered lease revenue under the new lease accounting standard. Refer to the “Revenues” and “Recognition of revenue arising from contracts with customers” sections of Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements for additional information.

Residual value risk management strategy

Our leases do not have guarantees of residual value on the underlying assets. We manage risk associated with the residual value of our leased assets by (i) evaluating each potential acquisition of real estate to determine whether it meets our business objective to primarily invest in high-demand markets with limited supply of available space, (ii) directly managing our leased properties, conducting frequent property inspections, proactively addressing potential maintenance issues before they arise, and timely resolving any occurring issues, (iii) carefully selecting our tenants and monitoring their credit quality throughout their respective lease terms, and (iv) focusing on making continuous improvements to our sustainability efforts and achievement of our sustainability goals for ground-up development of new buildings, which are targeting Gold of Platinum LEED certification. Our environmentally focused design decisions, careful selection of construction materials, and continuous monitoring of our properties throughout their lives are expected to promote the durability of building infrastructure and enhance residual value of our properties.

Leases in which we are the lessee

We have operating lease agreements in which we are the lessee consisting of ground and office leases. Certain of these leases have options to extend or terminate the contract terms upon meeting certain criteria. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

Under the new lease accounting standard, we are required to recognize a right-of-use asset and a related liability to account for our future obligations under our ground and office lease arrangements in which we are the lessee. Refer to the “Lessee Accounting” section of Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements.

As of June 30, 2019, the present value of the remaining contractual payments, aggregating $653.0 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $243.6 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $237.0 million. As of June 30, 2019, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 45 years, and the weighted-average discount rate was 5.37%.

5.    Leases (continued)

Ground lease obligations as of June 30, 2019, included leases for 30 of our properties, which accounted for approximately 12% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $8.1 million as of June 30, 2019, our ground lease obligations have remaining lease terms ranging from approximately 34 years to 95 years, including extension options which we are reasonably certain to exercise.

The reconciliation of future lease payments, under non-cancelable operating ground and office leases in which we are the lessee, to the operating lease liability reflected in our consolidated balance sheet as of June 30, 2019, is presented in the table below (in thousands):

Year	Total
2019	$7,882
2020	14,207
2021	14,257
2022	14,390
2023	14,509
Thereafter	587,788
Total future payments under our operating leases for which we are the lessee	653,033
Effect of discounting	(409,448)
Operating lease liability	$243,585

Lessee operating costs

Operating lease costs represent amounts recognized related to ground and office leases in which we are the lessee. For the three and six months ended June 30, 2019 and 2018, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross operating lease costs	$4,870	$3,952	$9,424	$7,820
Capitalized lease costs	(388)	(36)	(450)	(72)
Expenses for operating leases in which we are the lessee	$4,482	$3,916	$8,974	$7,748

For the six months ended June 30, 2019 and 2018, amounts paid and classified as operating activities in our consolidated statements of cash flows for leases in which we are the lessee, were $8.9 million and $7.4 million, respectively.

6.	Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash consisted of the following as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$198,909	$234,181
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	23,138	22,681
Funds held in escrow related to construction projects and investing activities	12,074	10,558
Other	4,104	4,710
	39,316	37,949
Total	$238,225	$272,130

7.	Investments

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

•
Investments in privately held entities continue to require accounting under the equity method, unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of June 30, 2019.

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

7.	Investments (continued)

The following tables summarize our investments as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019
	Cost	Adjustments	Carrying Amount
Investments:
Publicly traded companies	$186,688	$107,396	$294,084
Entities that report NAV	240,177	142,448	382,625
Entities that do not report NAV:
Entities with observable price changes	41,187	73,575	114,762
Entities without observable price changes	266,383	—	266,383
Total investments	$734,435	$323,419	$1,057,854

	December 31, 2018
	Cost	Adjustments	Carrying Amount
Investments:
Publicly traded companies	$121,121	$62,884	$184,005
Entities that report NAV	204,646	113,159	317,805
Entities that do not report NAV:
Entities with observable price changes	39,421	64,112	103,533
Entities without observable price changes	286,921	—	286,921
Total investments	$652,109	$240,155	$892,264

Cumulative adjustments recognized on investments in privately held entities that do not report NAV held as of June 30, 2019, aggregated $73.6 million, which consisted of upward adjustments representing unrealized gains of $74.3 million and downward adjustments representing unrealized losses of $730 thousand.

During the six months ended June 30, 2019, adjustments recognized on investments in privately held entities that do not report NAV aggregated $9.5 million, which consisted of upward adjustments representing unrealized gains of $10.0 million, and downward adjustments representing unrealized losses of $530 thousand.

Our investment income for the three and six months ended June 30, 2019, consisted of the following (in thousands):

	Three Months Ended June 30, 2019
	Unrealized Gains (Losses)	Realized Gains	Total
Investments held at June 30, 2019:
Publicly traded companies	$15,028	$—	$15,028
Entities that report NAV	(3,168)	—	(3,168)
Entities that do not report NAV, held at period end	4,024	—	4,024
Total investments held at June 30, 2019	15,884	—	15,884
Investment dispositions during the three months ended June 30, 2019:
Recognized in the current period	—	5,616	5,616
Previously recognized gains	(4,826)	4,826	—
Total investment dispositions during the three months ended June 30, 2019	(4,826)	10,442	5,616
Investment income	$11,058	$10,442	$21,500

7.	Investments (continued)

	Six Months Ended June 30, 2019
	Unrealized Gains	Realized Gains	Total
Investments held at June 30, 2019:
Publicly traded companies	$56,802	$—	$56,802
Entities that report NAV	29,261	—	29,261
Entities that do not report NAV, held at period end	9,464	—	9,464
Total investments held at June 30, 2019	95,527	—	95,527
Investment dispositions during the six months ended June 30, 2019:
Recognized in the current period	—	9,529	9,529
Previously recognized gains	(12,263)	12,263	—
Total investment dispositions during the six months ended June 30, 2019	(12,263)	21,792	9,529
Investment income	$83,264	$21,792	$105,056

Our investment income for the three and six months ended June 30, 2018, consisted of the following (in thousands):

	Three Months Ended June 30, 2018
	Unrealized Gains (Losses)	Realized Gains	Total
Investments held at June 30, 2018:
Publicly traded companies	$1,138	$—	$1,138
Entities that report NAV	4,683	—	4,683
Entities that do not report NAV, held at period end	(754)	—	(754)
Total investments held at June 30, 2018	5,067	—	5,067
Investment dispositions during the three months ended June 30, 2018:
Recognized in the current period	—	7,463	7,463
Previously recognized gains	—	—	—
Total investment dispositions during the three months ended June 30, 2018	—	7,463	7,463
Investment income	$5,067	$7,463	$12,530

	Six Months Ended June 30, 2018
	Unrealized Gains	Realized Gains	Total
Investments held at June 30, 2018:
Publicly traded companies	$52,026	$—	$52,026
Entities that report NAV	19,770	—	19,770
Entities that do not report NAV, held at period end	10,289	—	10,289
Total investments held at June 30, 2018	82,085	—	82,085
Investment dispositions during the six months ended June 30, 2018:
Recognized in the current period	—	16,006	16,006
Previously recognized gains	(4,789)	4,789	—
Total investment dispositions during the six months ended June 30, 2018	(4,789)	20,795	16,006
Investment income	$77,296	$20,795	$98,091

7.	Investments (continued)

Investments in privately held entities that report NAV

Investments in privately held entities that report NAV consist primarily of investments in limited partnerships. We are committed to funding approximately $238.6 million for all investments, primarily consisting of $238.0 million related to investments in limited partnerships. Our funding commitments expire at various dates over the next 11 years, with a weighted-average expiration of 8.7 years as of June 30, 2019.

These investments are not redeemable by us, but we normally receive distributions from these investments through their term. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.6 years as of June 30, 2019.

8.	Other assets

The following table summarizes the components of other assets as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
Acquired below-market ground leases	$—	(1)	$17,434
Acquired in-place leases	158,569		132,906
Deferred compensation plan	20,178		19,238
Deferred financing costs – $2.2 billion unsecured senior line of credit	14,481		16,060
Deposits	22,054		12,974
Furniture, fixtures, and equipment	16,725		14,787
Interest rate hedge assets	38		2,606
Net investment in direct financing lease	39,530		39,149
Notes receivable	482		528
Operating lease right-of-use asset(2)	237,025		—
Other assets	15,437		19,861
Prepaid expenses	15,008		13,690
Property, plant, and equipment	155,100		81,024
Total	$694,627		$370,257

(1)	Upon the adoption of new lease accounting standards on January 1, 2019, this amount has been included in the calculation of our operating lease right-of-use asset.

(2)	Refer to Note 2 – “Summary of Significant Accounting Policies” and Note 5 – “Leases” to these unaudited consolidated financial statements for additional information.

9.	Fair value measurements

We provide fair value information about all financial instruments for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities by utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities (Level 1), (ii) significant other observable inputs (Level 2), and (iii) significant unobservable inputs (Level 3). Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2019.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2019, and December 31, 2018 (in thousands):

		June 30, 2019
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies	$294,084	$294,084	$—	$—
Interest rate hedge agreements	$38	$—	$38	$—
Liabilities:
Interest rate hedge agreements	$1,699	$—	$1,699	$—

		December 31, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies	$184,005	$184,005	$—	$—
Interest rate hedge agreements	$2,606	$—	$2,606	$—
Liabilities:
Interest rate hedge agreements	$768	$—	$768	$—

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

As of June 30, 2019, and December 31, 2018, the book and estimated fair values of our investments in privately held entities that report NAV, secured notes payable, unsecured senior notes payable, $2.2 billion unsecured senior line of credit, and unsecured senior bank term loan were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Investments in privately held entities that report NAV	$382,625	$382,625	$317,805	$317,805

Liabilities:
Secured notes payable	$354,186	$367,193	$630,547	$638,860
Unsecured senior notes payable	$5,140,914	$5,499,248	$4,292,293	$4,288,335
$2.2 billion unsecured senior line of credit	$514,000	$513,922	$208,000	$208,106
Unsecured senior bank term loan	$347,105	$349,250	$347,415	$350,240

Nonrecurring fair value measurements

Refer to Note 7 – “Investments” and Note 16 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further discussion.

10.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of June 30, 2019 (dollars in thousands):

	Fixed-Rate/Hedged Variable-Rate Debt	Unhedged Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate (1)
Secured notes payable	$354,186	$—	$354,186	5.6%	3.58%	4.5
Unsecured senior notes payable	5,140,914	—	5,140,914	80.8	4.16	7.3
$2.2 billion unsecured senior line of credit	—	514,000	514,000	8.1	3.53	4.6
Unsecured senior bank term loan	347,105	—	347,105	5.5	3.62	5.5
Total/weighted-average	$5,842,205	$514,000	$6,356,205	100.0%	4.05%	6.8
Percentage of total debt	92%	8%	100%

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

10.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal payments as of June 30, 2019 (dollars in thousands):

	Stated Rate	Interest Rate (1)	Maturity Date (2)	Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount) Premium
Debt				2019	2020	2021	2022	2023	Thereafter	Principal		Total
Secured notes payable
San Diego	4.66%	4.90%	1/1/23	$851	$1,763	$1,852	$1,942	$26,259	$—	$32,667	$(230)	$32,437
Greater Boston	3.93%	3.19	3/10/23	760	1,566	1,628	1,693	74,517	—	80,164	2,038	82,202
Greater Boston	4.82%	3.40	2/6/24	1,545	3,206	3,395	3,564	3,742	183,527	198,979	12,300	211,279
San Francisco	4.14%	4.42	7/1/26	—	—	—	—	—	28,200	28,200	(683)	27,517
San Francisco	6.50%	6.50	7/1/36	23	25	26	28	30	619	751	—	751
Secured debt weighted-average interest rate/subtotal	4.55%	3.58		3,179	6,560	6,901	7,227	104,548	212,346	340,761	13,425	354,186

$2.2 billion unsecured senior line of credit	L+0.825%	3.53	1/28/24	—	—	—	—	—	514,000	514,000	—	514,000
Unsecured senior bank term loan(3)	L+0.90%	3.62	1/2/25	—	—	—	—	—	350,000	350,000	(2,895)	347,105
Unsecured senior notes payable(3)	2.75%	2.96	1/15/20	—	400,000	—	—	—	—	400,000	(453)	399,547
Unsecured senior notes payable(3)	4.60%	4.75	4/1/22	—	—	—	550,000	—	—	550,000	(1,791)	548,209
Unsecured senior notes payable	3.90%	4.04	6/15/23	—	—	—	—	500,000	—	500,000	(2,360)	497,640
Unsecured senior notes payable – green bonds	4.00%	4.03	1/15/24	—	—	—	—	—	650,000	650,000	(655)	649,345
Unsecured senior notes payable	3.45%	3.62	4/30/25	—	—	—	—	—	600,000	600,000	(5,097)	594,903
Unsecured senior notes payable	4.30%	4.50	1/15/26	—	—	—	—	—	300,000	300,000	(3,178)	296,822
Unsecured senior notes payable – green bonds	3.80%	3.96	4/15/26	—	—	—	—	—	350,000	350,000	(3,321)	346,679
Unsecured senior notes payable	3.95%	4.13	1/15/27	—	—	—	—	—	350,000	350,000	(3,795)	346,205
Unsecured senior notes payable	3.95%	4.07	1/15/28	—	—	—	—	—	425,000	425,000	(3,610)	421,390
Unsecured senior notes payable	4.50%	4.60	7/30/29	—	—	—	—	—	300,000	300,000	(2,235)	297,765
Unsecured senior notes payable	4.70%	4.81	7/1/30	—	—	—	—	—	450,000	450,000	(4,087)	445,913
Unsecured senior notes payable	4.85%	4.93	4/15/49	—	—	—	—	—	300,000	300,000	(3,504)	296,496
Unsecured debt weighted-average interest rate/subtotal		4.08		—	400,000	—	550,000	500,000	4,589,000	6,039,000	(36,981)	6,002,019
Weighted-average interest rate/total		4.05%		$3,179	$406,560	$6,901	$557,227	$604,548	$4,801,346	$6,379,761	$(23,556)	$6,356,205

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

(2)	Reflects any extension options that we control.

(3)	Refer to the “3.375% and 4.00% Unsecured Senior Notes Payable” and “Extension of Unsecured Senior Bank Term Loan” sections on the next page for additional information.

10.	Secured and unsecured senior debt (continued)

4.85%, 3.80%, and 4.00% Unsecured senior notes payable

In March 2019, we completed an offering of $850.0 million of unsecured senior notes for net proceeds of $846.1 million. The unsecured senior notes consisted of $300.0 million of 4.85% unsecured senior notes payable on April 15, 2049 (“4.85% Unsecured Senior Notes”); $350.0 million of 3.80% unsecured senior notes payable on April 15, 2026 (“3.80% Unsecured Senior Notes”), which will be allocated to fund certain eligible green development and redevelopment projects and the repayment of a secured note payable related to 50/60 Binney Street, a recently completed Class A property, which was awarded LEED® Gold certification; and $200.0 million added to our outstanding 4.00% unsecured senior notes payable due on January 15, 2024, issued at a yield to maturity of 3.453%, which are part of the same series that was originally issued in 2018 and will also be used to fund recently completed and future eligible green projects. As of June 30, 2019, these notes had a weighted-average interest rate of 4.18% and a weighted-average maturity of 14.4 years.

3.375% and 4.00% Unsecured senior notes payable

In July 2019, we issued $1.25 billion of unsecured senior notes payable with a weighted-average interest rate of 3.72% and a weighted-average maturity of 19.5 years. The unsecured senior notes consisted of $750.0 million of 3.375% unsecured senior notes payable on August 15, 2031 (“3.375% Unsecured Senior Notes”) and $500.0 million of 4.00% unsecured senior notes payable on February 1, 2050 (“4.00% Unsecured Senior Notes Due 2050”).

The proceeds were primarily used to refinance an aggregate $950.0 million of unsecured senior notes payable comprising $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due 2022, pursuant to a cash tender offer completed on July 17, 2019, and a subsequent call for redemption. The redemption is expected to settle on August 16, 2019. Additionally, we partially repaid $175.0 million on our unsecured senior bank term loan with the remaining proceeds used to reduce the outstanding balance of our unsecured senior line of credit. The weighted-average interest rate and maturity of the refinanced unsecured senior notes payable and partially repaid unsecured bank term loan were 3.94% and 2.4 years, respectively. As a result of our refinancing and partial repayment, we expect to recognize a loss, primarily related to the early extinguishment of debt, of $43 million during the three months ending September 30, 2019.

Extension of unsecured senior bank term loan

In June 2019, we extended the maturity date of our unsecured senior bank term loan, with a principal balance of $350.0 million, to January 2, 2025 from January 28, 2024. We made a partial repayment of $175.0 million on this outstanding balance in July 2019.

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

Interest expense

The following table summarizes interest expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross interest	$64,553	$53,624	$122,162	$103,899
Capitalized interest	(21,674)	(15,527)	(40,183)	(28,887)
Interest expense	$42,879	$38,097	$81,979	$75,012

11.	Interest rate hedge agreements

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

Changes in fair value, including accrued interest and adjustments for non-performance risk, of our interest rate hedge agreements that are designated and that qualify as cash flow hedges are classified in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are subsequently reclassified into earnings in the period during which the hedged transactions affect earnings. During the next 12 months, we expect to reclassify approximately $1.7 million from accumulated other comprehensive income to earnings as an increase of interest expense. As of June 30, 2019, and December 31, 2018, the fair values of our interest rate hedge agreements aggregating an asset balance were classified in other assets, and the fair values of our interest rate hedge agreements aggregating a liability balance were classified in accounts payable, accrued expenses, and tenant security deposits, based upon their respective fair values, without any offsetting pursuant to master netting agreements. Refer to Note 9 – “Fair Value Measurements” to these unaudited consolidated financial statements for further details. Under our interest rate hedge agreements, we have no collateral posting requirements.

We have agreements with certain of our derivative counterparties that contain a provision wherein we could be declared in default on our derivative obligations if (i) repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness or (ii) we default on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender. If we had breached any of these provisions as of June 30, 2019, we could have been required to settle our obligations under the agreements at their termination value of $1.7 million.

We had the following outstanding interest rate hedge agreements that were designated as cash flow hedges of interest rate risk as of June 30, 2019 (dollars in thousands):

		Number of Contracts as of 6/30/2019	Weighted-Average Interest Pay Rate(1)	Fair Value as of	Notional Amount in Effect as of
Effective Date	Maturity Date			6/30/19	6/30/19	12/31/19
March 29, 2019	March 31, 2020	1	1.89%	$38	$100,000	$100,000
March 29, 2019	March 31, 2020	3	2.84%	(1,699)	250,000	75,000
Total				$(1,661)	$350,000	$175,000	(2)

(1)
In addition to the interest pay rate for each hedge agreement, interest is payable at an applicable margin over LIBOR for borrowings outstanding as of June 30, 2019, as listed under the column heading “Stated Rate” in our summary table of outstanding indebtedness and respective principal payments under Note 10 – “Secured and Unsecured Senior Debt” to these unaudited consolidated financial statements.

(2)	Excludes notional amounts aggregating $175.0 million related to the interest rate hedge agreements terminated in July 2019. Refer to the discussion below.

In July 2019, in conjunction with the $175.0 million partial repayment of our unsecured senior bank term loan, we also terminated two interest rate hedge agreements aggregating $175.0 million with a weighted-average interest pay rate of 2.83% and recognized a loss of $1.1 million related to the early termination of interest rate hedge agreements. This loss was classified within interest expense in our consolidated statements of income.

12.	Accounts payable, accrued expenses, and tenant security deposits

The following table summarizes the components of accounts payable, accrued expenses, and tenant security deposits as of June 30, 2019, and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$149,302	$215,539
Accrued construction	281,440	275,882
Acquired below-market leases	154,028	134,808
Conditional asset retirement obligations	14,633	10,343
Deferred rent liabilities(1)	2,424	29,547
Interest rate hedge liabilities	1,699	768
Operating lease liability(1)	243,585	—
Unearned rent and tenant security deposits	238,774	250,923
Other liabilities	71,532	63,897
Total	$1,157,417	$981,707

(1)	Refer to Note 2 – “Summary of Significant Accounting Policies” and Note 5 – “Leases” to these unaudited consolidated financial statements for additional information.

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

From time to time we enter into forward equity sales agreements, which are discussed in Note 14 – “Stockholders’ Equity” to these unaudited consolidated financial statements for additional information. We considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method. For the three and six months ended June 30, 2019, the effect on our weighted-average shares – diluted from the forward equity sales agreements entered into during the three months ended June 30, 2019, was 68 thousand and 34 thousand weighted-average incremental shares, respectively. For the three and six months ended June 30, 2018, the effect on our weighted-average shares – diluted from the forward equity sales agreements entered into in January 2018 was 355 thousand and 313 thousand weighted-average incremental shares, respectively.

For purposes of calculating diluted EPS, we did not assume conversion of our 7.00% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”) for the three and six months ended June 30, 2019 and 2018, since the result was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during each period. Refer to Note 14 – “Stockholders’ Equity” to these unaudited consolidated financial statements for additional information about our Series D Convertible Preferred Stock.

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

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$87,179	$60,547	$223,997	$202,065
Net income attributable to noncontrolling interests	(8,412)	(5,817)	(16,071)	(11,705)
Dividends on preferred stock	(1,005)	(1,302)	(2,031)	(2,604)
Preferred stock redemption charge	—	—	(2,580)	—
Net income attributable to unvested restricted stock awards	(1,432)	(1,412)	(3,134)	(2,765)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$76,330	$52,016	$200,181	$184,991

Denominator for basic EPS – weighted-average shares of common stock outstanding	111,433	101,881	111,245	100,878
Dilutive effect of forward equity sales agreements	68	355	34	313
Denominator for diluted EPS – weighted-average shares of common stock outstanding	111,501	102,236	111,279	101,191
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.68	$0.51	$1.80	$1.83
Diluted	$0.68	$0.51	$1.80	$1.83

14.	Stockholders’ equity

Common equity transactions

During the three and six months ended June 30, 2019, we completed issuances and entered into forward equity sales agreement for an aggregate of 8.7 million shares of common stock at a weighted-average price of $144.50 per share, for aggregate net proceeds of approximately $1.2 billion as follows:

•	Issued 602,484 shares of common stock, at a weighted-average price of $145.58 per share, for net proceeds of $86.1 million.

•
Entered into forward equity sales agreements to sell an aggregate of 8.1 million shares of common stock, at a weighted-average price of $144.42 per share, for aggregate proceeds (net of underwriters’ discounts) of approximately $1.1 billion, to be further adjusted as provided in the forward equity sales agreements, including:

(i) agreements to issue 4.4 million shares at a price of $145.00 per share expiring in June 2020.
(ii) agreements to issue 3.7 million shares at a weighted-average price of $143.73 per share expiring in July 2020.

•	In connection with these forward equity sales agreements, we incurred initial issuance costs aggregating $700 thousand.

The following table presents a detail of shares of common stock issued and the remaining aggregate amount available for future sales of common stock under our ATM program as of June 30, 2019 (dollars in thousands, except per share amounts):

	Shares Issued	Average Issue Price per Share	Gross Proceeds	Net Proceeds
Cumulative activity through December 31, 2018	855,458	$127.45	$109,031	$106,956
Six months ended June 30, 2019	602,484	$145.58	87,710	86,094
Cumulative activity through June 30, 2019	1,457,942		196,741	$193,050
Common stock reserved for settlement of the forward equity sales agreements			530,791
Remaining availability as of June 30, 2019			22,468
Total August 2018 ATM common stock offering program			$750,000

7.00% Series D cumulative convertible preferred stock

As of June 30, 2019 and December 31, 2018, 2.3 million and 2.6 million shares of our Series D Convertible Preferred Stock were outstanding, respectively. During the six months ended June 30, 2019, we repurchased, in privately negotiated transactions, 275,000 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $9.2 million, or $33.60 per share. We recognized a preferred stock redemption charge of $2.6 million during the six months ended June 30, 2019, including the write-off of original issuance costs of approximately $215 thousand.

The dividends on our Series D Convertible Preferred Stock are cumulative and accrue from the date of original issuance. We pay dividends quarterly in arrears at an annual rate of $1.75 per share. Our Series D Convertible Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption provisions. We are not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT. Investors in our Series D Convertible Preferred Stock generally have no voting rights. We may, at our option, be able to cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equals or exceeds 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option. Holders of our Series D Convertible Preferred Stock, at their option, may, at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock. The conversion rate for the Series D Convertible Preferred Stock is subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock. As of June 30, 2019, the Series D Convertible Preferred Stock had a conversion rate of approximately 0.2509 shares of common stock per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $99.64 per share of common stock.

Dividends

During the three months ended June 30, 2019, we declared cash dividends on our common stock aggregating $113.5 million, or $1.00 per share, and cash dividends on our Series D Convertible Preferred Stock aggregating $1.0 million, or $0.4375 per share. In July 2019, we paid the cash dividends on our common stock and Series D Convertible Preferred Stock declared for the three months ended June 30, 2019.

14.	Stockholders’ equity (continued)

During the six months ended June 30, 2019, we declared cash dividends on our common stock aggregating $223.1 million, or $1.97 per share, and cash dividends on our Series D Convertible Preferred Stock aggregating $2.0 million, or $0.8750 per share.

Accumulated other comprehensive income (loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the six months ended June 30, 2019 (in thousands):

	Net Unrealized Gains (Losses) on:
	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2018	$1,838	$(12,273)	$(10,435)

Other comprehensive (loss) income before reclassifications	(1,684)	2,800	1,116
Amounts reclassified from other comprehensive income to net income	(1,815)	—	(1,815)
Net other comprehensive (loss) income	(3,499)	2,800	(699)

Balance as of June 30, 2019	$(1,661)	$(9,473)	$(11,134)

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 112.0 million shares were issued and outstanding as of June 30, 2019. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, of which 2.3 million shares were issued and outstanding as of June 30, 2019. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of June 30, 2019.

15.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 12 properties as of June 30, 2019, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the six months ended June 30, 2019 and 2018, we distributed $24.6 million and $18.4 million, respectively, to our consolidated real estate joint venture partners.

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

As of June 30, 2019, three properties aggregating 458,842 RSF were classified as held for sale and did not meet the criteria for classification as discontinued operations in our consolidated financial statements.

The following is a summary of net assets as of June 30, 2019, and December 31, 2018, for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	June 30, 2019	December 31, 2018
Total assets	$52,603	$31,260
Total liabilities	(1,910)	(2,476)
Total accumulated other comprehensive income	728	768
Net assets classified as held for sale	$51,421	$29,552

17.	Subsequent events

Issuance of unsecured senior notes payable

In July 2019, we issued $1.25 billion of unsecured senior notes. The net proceeds were primarily used to refinance an aggregate $950.0 million of unsecured senior notes payable comprising $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due 2022, pursuant to a cash tender offer and subsequent call for redemption. The remaining net proceeds were used to make a partial repayment of $175.0 million on our unsecured senior bank term loan balance and to reduce the outstanding balance of our unsecured senior line of credit. Refer to Note 10 – “Secured and Unsecured Senior Debt” to these unaudited consolidated financial statements for further discussion.

Acquisitions

In July 2019, we acquired a 55% interest in 4224 and 4242 Campus Point Court and 10210 Campus Point Drive, located adjacent to our Campus Pointe by Alexandria campus in our University Town Center submarket of San Diego, for $140.3 million. The joint venture will include three operating properties aggregating 314,092 RSF, which are currently 83% occupied by multiple tenants. The properties, which have future value-creation opportunities, will be integrated into the current campus to create a 1.9 million RSF mega campus.

18.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2019, and December 31, 2018, the condensed consolidating statements of income and comprehensive income for the three and six months ended June 30, 2019 and 2018, and the condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information on a consolidated basis. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of June 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$12,872,824	$—	$12,872,824
Investments in unconsolidated real estate JVs	—	—	334,162	—	334,162
Cash and cash equivalents	89,615	—	109,294	—	198,909
Restricted cash	194	—	39,122	—	39,316
Tenant receivables	—	—	9,228	—	9,228
Deferred rent	—	—	585,082	—	585,082
Deferred leasing costs	—	—	247,468	—	247,468
Investments	—	1,203	1,056,651	—	1,057,854
Investments in and advances to affiliates	13,719,957	12,260,877	249,708	(26,230,542)	—
Other assets	55,481	—	639,146	—	694,627
Total assets	$13,865,247	$12,262,080	$16,142,685	$(26,230,542)	$16,039,470
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$354,186	$—	$354,186
Unsecured senior notes payable	5,140,914	—	—	—	5,140,914
Unsecured senior line of credit	514,000	—	—	—	514,000
Unsecured senior bank term loan	347,105	—	—	—	347,105
Accounts payable, accrued expenses, and tenant security deposits	119,829	—	1,037,588	—	1,157,417
Dividends payable	114,379	—	—	—	114,379
Total liabilities	6,236,227	—	1,391,774	—	7,628,001
Redeemable noncontrolling interests	—	—	10,994	—	10,994
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	7,629,020	12,262,080	13,968,462	(26,230,542)	7,629,020
Noncontrolling interests	—	—	771,455	—	771,455
Total equity	7,629,020	12,262,080	14,739,917	(26,230,542)	8,400,475
Total liabilities, noncontrolling interests, and equity	$13,865,247	$12,262,080	$16,142,685	$(26,230,542)	$16,039,470

18.	Condensed consolidating financial information (continued)

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

Condensed Consolidating Statement of Income
for the Three Months Ended June 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Income from rentals	$—	$—	$371,618	$—	$371,618
Other income	5,198	—	2,531	(5,491)	2,238
Total revenues	5,198	—	374,149	(5,491)	373,856

Expenses:
Rental operations	—	—	105,689	—	105,689
General and administrative	26,453	—	5,472	(5,491)	26,434
Interest	40,877	—	2,002	—	42,879
Depreciation and amortization	1,752	—	132,685	—	134,437
Total expenses	69,082	—	245,848	(5,491)	309,439

Equity in earnings of unconsolidated real estate JVs	—	—	1,262	—	1,262
Equity in earnings of affiliates	142,651	118,947	2,338	(263,936)	—
Investment (loss) income	—	(29)	21,529	—	21,500
Net income	78,767	118,918	153,430	(263,936)	87,179
Net income attributable to noncontrolling interests	—	—	(8,412)	—	(8,412)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	78,767	118,918	145,018	(263,936)	78,767
Dividends on preferred stock	(1,005)	—	—	—	(1,005)
Net income attributable to unvested restricted stock awards	(1,432)	—	—	—	(1,432)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$76,330	$118,918	$145,018	$(263,936)	$76,330

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Three Months Ended June 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Income from rentals	$—	$—	$322,794	$—	$322,794
Other income	4,965	—	3,112	(5,837)	2,240
Total revenues	4,965	—	325,906	(5,837)	325,034

Expenses:
Rental operations	—	—	91,908	—	91,908
General and administrative	23,001	—	5,775	(5,837)	22,939
Interest	32,139	—	5,958	—	38,097
Depreciation and amortization	1,647	—	117,205	—	118,852
Impairment on real estate	—	—	6,311	—	6,311
Total expenses	56,787	—	227,157	(5,837)	278,107

Equity in earnings of unconsolidated real estate JVs	—	—	1,090	—	1,090
Equity in earnings of affiliates	106,552	98,795	1,943	(207,290)	—
Investment (loss) income	—	(97)	12,627	—	12,530
Net income	54,730	98,698	114,409	(207,290)	60,547
Net income attributable to noncontrolling interests	—	—	(5,817)	—	(5,817)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	54,730	98,698	108,592	(207,290)	54,730
Dividends on preferred stock	(1,302)	—	—	—	(1,302)
Net income attributable to unvested restricted stock awards	(1,412)	—	—	—	(1,412)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$52,016	$98,698	$108,592	$(207,290)	$52,016

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Income from rentals	$—	$—	$726,367	$—	$726,367
Other income	10,232	—	6,946	(10,847)	6,331
Total revenues	10,232	—	733,313	(10,847)	732,698

Expenses:
Rental operations	—	—	207,190	—	207,190
General and administrative	50,803	—	11,155	(10,847)	51,111
Interest	76,706	—	5,273	—	81,979
Depreciation and amortization	3,415	—	265,109	—	268,524
Loss on early extinguishment of debt	—	—	7,361	—	7,361
Total expenses	130,924	—	496,088	(10,847)	616,165

Equity in earnings of unconsolidated real estate JVs	—	—	2,408	—	2,408
Equity in earnings of affiliates	328,618	219,918	4,323	(552,859)	—
Investment income	—	113	104,943	—	105,056
Net income	207,926	220,031	348,899	(552,859)	223,997
Net income attributable to noncontrolling interests	—	—	(16,071)	—	(16,071)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	207,926	220,031	332,828	(552,859)	207,926
Dividends on preferred stock	(2,031)	—	—	—	(2,031)
Preferred stock redemption charge	(2,580)	—	—	—	(2,580)
Net income attributable to unvested restricted stock awards	(3,134)	—	—	—	(3,134)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$200,181	$220,031	$332,828	$(552,859)	$200,181

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Income
for the Six Months Ended June 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Income from rentals	$—	$—	$640,449	$—	$640,449
Other income	9,089	—	6,037	(10,402)	4,724
Total revenues	9,089	—	646,486	(10,402)	645,173

Expenses:
Rental operations	—	—	183,679	—	183,679
General and administrative	44,891	—	10,871	(10,402)	45,360
Interest	63,234	—	11,778	—	75,012
Depreciation and amortization	3,324	—	229,747	—	233,071
Impairment of real estate	—	—	6,311	—	6,311
Total expenses	111,449	—	442,386	(10,402)	543,433

Equity in earnings of unconsolidated real estate JVs	—	—	2,234	—	2,234
Equity in earnings of affiliates	292,720	197,677	3,897	(494,294)	—
Investment income	—	376	97,715	—	98,091
Net income	190,360	198,053	307,946	(494,294)	202,065
Net income attributable to noncontrolling interests	—	—	(11,705)	—	(11,705)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	190,360	198,053	296,241	(494,294)	190,360
Dividends on preferred stock	(2,604)	—	—	—	(2,604)
Net income attributable to unvested restricted stock awards	(2,765)	—	—	—	(2,765)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$184,991	$198,053	$296,241	$(494,294)	$184,991

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended June 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$78,767	$118,918	$153,430	$(263,936)	$87,179
Other comprehensive (loss) income:
Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(1,126)	—	—	—	(1,126)
Reclassification adjustment for amortization of interest expense included in net income	114	—	—	—	114
Unrealized losses on interest rate hedge agreements, net	(1,012)	—	—	—	(1,012)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	590	—	590
Unrealized gains on foreign currency translation, net	—	—	590	—	590

Total other comprehensive (loss) income	(1,012)	—	590	—	(422)
Comprehensive income	77,755	118,918	154,020	(263,936)	86,757
Less: comprehensive income attributable to noncontrolling interests	—	—	(8,412)	—	(8,412)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$77,755	$118,918	$145,608	$(263,936)	$78,345

18.	Condensed consolidating financial information (continued)

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

Condensed Consolidating Statement of Comprehensive Income
for the Six Months Ended June 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$207,926	$220,031	$348,899	$(552,859)	$223,997
Other comprehensive (loss) income:
Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(1,684)	—	—	—	(1,684)
Reclassification adjustment for amortization of interest income included in net income	(1,815)	—	—	—	(1,815)
Unrealized losses on interest rate hedge agreements, net	(3,499)	—	—	—	(3,499)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	2,800	—	2,800
Unrealized gains on foreign currency translation, net	—	—	2,800	—	2,800

Total other comprehensive (loss) income	(3,499)	—	2,800	—	(699)
Comprehensive income	204,427	220,031	351,699	(552,859)	223,298
Less: comprehensive income attributable to noncontrolling interests	—	—	(16,071)	—	(16,071)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$204,427	$220,031	$335,628	$(552,859)	$207,227

18.	Condensed consolidating financial information (continued)

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

Condensed Consolidating Statement of Cash Flows
for the Six Months Ended June 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$207,926	$220,031	$348,899	$(552,859)	$223,997
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,415	—	265,109	—	268,524
Loss on early extinguishment of debt	—	—	7,361	—	7,361
Equity in earnings of unconsolidated real estate JVs	—	—	(2,408)	—	(2,408)
Distributions of earnings from unconsolidated real estate JVs	—	—	1,679	—	1,679
Amortization of loan fees	4,412	—	201	—	4,613
Amortization of debt premiums	(17)	—	(1,566)	—	(1,583)
Amortization of acquired below-market leases	—	—	(15,202)	—	(15,202)
Deferred rent	—	—	(52,441)	—	(52,441)
Stock compensation expense	22,466	—	—	—	22,466
Equity in earnings of affiliates	(328,618)	(219,918)	(4,323)	552,859	—
Investment income	—	(113)	(104,943)	—	(105,056)
Changes in operating assets and liabilities:
Tenant receivables	—	—	573	—	573
Deferred leasing costs	—	—	(23,471)	—	(23,471)
Other assets	(462)	—	1,022	—	560
Accounts payable, accrued expenses, and tenant security deposits	1,239	—	(22,511)	—	(21,272)
Net cash (used in) provided by operating activities	(89,639)	—	397,979	—	308,340

Investing Activities
Additions to real estate	—	—	(577,322)	—	(577,322)
Purchases of real estate	—	—	(715,030)	—	(715,030)
Returns of deposits for investing activities	—	—	(9,000)	—	(9,000)
Investments in subsidiaries	(1,155,762)	(1,091,328)	(22,402)	2,269,492	—
Investments in unconsolidated real estate JVs	—	—	(95,950)	—	(95,950)
Additions to investments	—	—	(104,902)	—	(104,902)
Sales of investments	—	172	49,795	—	49,967
Net cash used in investing activities	$(1,155,762)	$(1,091,156)	$(1,474,811)	$2,269,492	$(1,452,237)

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Repayments of borrowings from secured notes payable	$—	$—	$(302,878)	$—	$(302,878)
Proceeds from issuance of unsecured senior notes payable	854,209	—	—	—	854,209
Borrowings from unsecured senior line of credit	2,114,000	—	—	—	2,114,000
Repayments of borrowings from unsecured senior line of credit	(1,808,000)	—	—	—	(1,808,000)
Transfers to/from parent company	213,388	1,091,156	964,948	(2,269,492)	—
Payment of loan fees	(8,714)	—	(7,082)	—	(15,796)
Taxes paid related to net settlement of equity awards	(4,086)	—	—	—	(4,086)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(9,240)	—	—	—	(9,240)
Proceeds from issuance of common stock	85,394	—	—	—	85,394
Dividends on common stock	(218,914)	—	—	—	(218,914)
Dividends on preferred stock	(2,132)	—	—	—	(2,132)
Contributions from and sales of noncontrolling interests	—	—	441,251	—	441,251
Distributions to and purchases of noncontrolling interests	—	—	(24,590)	—	(24,590)
Net cash provided by financing activities	1,215,905	1,091,156	1,071,649	(2,269,492)	1,109,218

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	774	—	774

Net decrease in cash, cash equivalents, and restricted cash	(29,496)	—	(4,409)	—	(33,905)
Cash, cash equivalents, and restricted cash as of the beginning of period	119,305	—	152,825	—	272,130
Cash, cash equivalents, and restricted cash as of the end of period	$89,809	$—	$148,416	$—	$238,225

Supplemental Disclosures and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$63,970	$—	$7,368	$—	$71,338
Change in accrued construction	$—	$—	$5,558	$—	$5,558
Accrued construction for current-period additions to real estate	$—	$—	$181,922	$—	$181,922
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(28,200)	$—	$(28,200)
Right-of-use asset	$—	$—	$239,653	$—	$239,653
Lease liability	$—	$—	$(245,638)	$—	$(245,638)

18.	Condensed consolidating financial information (continued)

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

Condensed Consolidating Statement of Cash Flows (continued)
for the Six Months Ended June 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$9,044	$—	$9,044
Repayments of borrowings from secured notes payable	—	—	(3,162)	—	(3,162)
Proceeds from issuance of unsecured senior notes payable	899,321	—	—	—	899,321
Borrowings from unsecured senior line of credit	2,469,000	—	—	—	2,469,000
Repayments of borrowings from unsecured senior line of credit	(2,519,000)	—	—	—	(2,519,000)
Transfers to/from parent company	96,432	837,717	931,815	(1,865,964)	—
Payment of loan fees	(8,003)	—	—	—	(8,003)
Proceeds from issuance of common stock	400,207	—	—	—	400,207
Dividends on common stock	(183,040)	—	—	—	(183,040)
Dividends on preferred stock	(2,604)	—	—	—	(2,604)
Contributions from noncontrolling interests	—	—	14,564	—	14,564
Distributions to noncontrolling interests	—	—	(19,841)	—	(19,841)
Net cash provided by financing activities	1,152,313	837,717	932,420	(1,865,964)	1,056,486

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,173)	—	(1,173)

Net increase (decrease) in cash, cash equivalents, and restricted cash	50,981	(9)	(6,317)	—	44,655
Cash, cash equivalents, and restricted cash as of the beginning of period	130,516	9	146,661	—	277,186
Cash, cash equivalents, and restricted cash as of the end of period	$181,497	$—	$140,344	$—	$321,841

Supplemental Disclosures and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$56,392	$—	$12,493	$—	$68,885
Change in accrued construction	$—	$—	$48,074	$—	$48,074
Accrued construction for current-period additions to real estate	$—	$—	$183,573	$—	$183,573

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT and the first and longest-tenured owner, operator, and developer uniquely focused on collaborative life science, technology, and agtech campuses in AAA innovation cluster locations, with a total market capitalization of $22.2 billion and an asset base in North America of 34.3 million SF as of June 30, 2019. The asset base in North America includes 23.6 million RSF of operating properties and 1.5 million RSF of Class A properties undergoing construction, with projected initial occupancy in 2019, 1.9 million RSF of Class A properties undergoing construction or pre-construction, with projected initial occupancy in 2020, 4.4 million RSF of Class A properties undergoing or nearing pre-construction, with projected initial occupancy in 2021 or 2022, and 2.9 million of future development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle. We have a longstanding and proven track record of developing Class A properties clustered in urban life science, technology, and agtech campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, technology, and agtech companies through our venture capital arm. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of June 30, 2019:

•	Investment-grade or publicly traded large cap tenants represented 53% of our total annual rental revenue;

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

Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return and long-term asset value based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A properties clustered in urban campuses. These key urban campus locations are characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They generally represent highly desirable locations for tenancy by life science, technology, and agtech entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, life science, and technology relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

Executive summary

Operating results

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$76.3	$52.0	$200.2	$185.0
Per share	$0.68	$0.51	$1.80	$1.83
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$192.7	$167.9	$382.5	$330.4
Per share	$1.73	$1.64	$3.44	$3.27

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items at the beginning of the “Results of Operations” section within this Item 2 for additional information.

88 Bluxome Street is the first and only project to win full approval in Central SoMa

In July 2019, we, along with TMG Partners, won full project approval to develop a 1.07 million RSF mixed-use campus at 88 Bluxome Street in Central SoMa. Anchored by a 490,000 RSF lease with Pinterest, Inc., the future development, which is the first and only project in Central SoMa to receive full approval and 100% of its Prop M allocation from the San Francisco Planning Commission, is nearly 60% pre-leased. Construction is expected to commence in 2020, and initial delivery is expected in 2022.

Strong internal growth

•	Total revenues:

•	$373.9 million, up 15.0%, for the three months ended June 30, 2019, compared to $325.0 million for the three months ended June 30, 2018.

•	$732.7 million, up 13.6%, for the six months ended June 30, 2019, compared to $645.2 million for the six months ended June 30, 2018.

•	Net operating income (cash basis) of $938.5 million for the three months ended June 30, 2019, annualized, up $119.9 million, or 14.6%, compared to the three months ended June 30, 2018, annualized.

•	Same property net operating income growth:

•	4.3% and 9.5% (cash basis) for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

•	3.5% and 9.7% (cash basis) for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

•	Continued strong leasing activity and rental rate growth in light of modest contractual lease expirations at the beginning of 2019 and a highly leased value-creation pipeline:

	June 30, 2019
	Three Months Ended	Six Months Ended
Total leasing activity – RSF	819,949	2,068,921
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	587,930	1,097,345
Rental rate increases	32.5%	32.6%
Rental rate increases (cash basis)	17.8%	20.1%

Strong external growth; disciplined allocation of capital to visible, highly leased value-creation pipeline

•
Since the beginning of the fourth quarter of 2018, we have placed into service 1.2 million RSF of development and redevelopment projects, including 218,061 RSF during the three months ended June 30, 2019.

•	Significant near-term growth in net operating income (cash basis) of $58 million annually upon the burn-off of initial free rent on recently delivered projects.

•	Commencements of development projects aggregating 841,178 RSF during the three months ended June 30, 2019, include:

•	526,178 RSF at Alexandria District for Science and Technology in our Greater Stanford submarket; and

•	315,000 RSF at 201 Haskins Way in our South San Francisco submarket.

•	Projects with initial occupancy in 2020 have grown to 2.2 million RSF.

•	During 2019, we leased 948,986 RSF of development and redevelopment space, including 196,020 RSF executed in July 2019.

A REIT industry-leading, high-quality tenant roster

•	53% of annual rental revenue from investment-grade or publicly traded large cap tenants.

•	Weighted-average remaining lease terms of 8.4 years.

New issuance of $1.25 billion unsecured senior notes to elongate debt maturities

In July 2019, we opportunistically issued $1.25 billion of unsecured senior notes payable, with a weighted-average interest rate of 3.72% and a weighted-average maturity of 19.5 years. The proceeds were used to refinance $1.125 billion of unsecured senior notes payable and unsecured senior bank term loan, with a weighted-average interest rate of 3.94% and a weighted-average maturity of 2.4 years, with remaining proceeds used to reduce the outstanding balance of our unsecured senior line of credit. Upon completion of the refinancing, the pro forma weighted-average remaining term on our outstanding debt is 10.1 years, with no debt maturing until 2023.

Increased common stock dividend

Common stock dividend declared for the three months ended June 30, 2019, of $1.00 per common share, up seven cents, or 7.5%, over the three months ended June 30, 2018; continuation of our strategy to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

2019 Nareit Investor CARE Gold Award winner

2019 recipient of the Nareit Investor CARE (Communications and Reporting Excellence) Gold Award in the Large Cap Equity REIT category as the best-in-class REIT that delivers transparency, quality, and efficient communications and reporting to the investment community; our fourth Nareit Investor CARE Gold Award over the last five years.

Completed acquisitions

Refer to the “Acquisitions” subsection of the “Investments in Real Estate” section within Item 2 of this report for information on our opportunistic acquisitions.

Core operating metrics as of or for the quarter ended June 30, 2019

Percentage of annual rental revenue in effect from:
Investment-grade or publicly traded large cap tenants	53%
Class A properties in AAA locations	77%
Occupancy of operating properties in North America	97.4%
Operating margin	72%
Adjusted EBITDA margin	69%
Weighted-average remaining lease term:
All tenants	8.4	years
Top 20 tenants	12.0	years

Refer to the “Strong Internal Growth” subsection on the previous page for information on our total revenues, net operating income, same property net operating income growth, rental rate growth, and leasing activity.

Balance sheet management

Key metrics as of June 30, 2019

•	$15.9 billion of total equity capitalization

•	$22.2 billion of total market capitalization

•	$3.4 billion of liquidity

•	94% of net operating income is unencumbered

	As of June 30, 2019		Goal for Fourth Quarter of 2019, Annualized
	Quarter Annualized	Trailing 12 Months
Net debt to Adjusted EBITDA	5.8x	6.1x	Less than or equal to 5.3x
Fixed-charge coverage ratio	4.2x	4.2x	Greater than 4.0x

	Percentage Leased/Negotiating	Quarter Annualized
		As of June 30, 2019	Goal for Fourth Quarter of 2019
Value-creation pipeline as a percentage of gross investments in real estate:
New Class A development and redevelopment projects:
Undergoing construction with initial occupancy targeted for 2019 and 2020 and our pre-leased pre-construction project at 88 Bluxome Street	74%	5%	Less than 15%
Undergoing pre-construction, marketing, and future value-creation projects	N/A	6%

Key capital events

•
During the three months ended June 30, 2019, we completed sales and entered into forward equity sales agreements for an aggregate of 8.7 million shares of common stock, including issuances under our ATM program, at a weighted-average price of $144.50 per share, for aggregate net proceeds of approximately $1.2 billion as follows:

•	Issued 602,484 shares of common stock, at a weighted-average price of $145.58 per share, for net proceeds of $86.1 million.

•
Entered into forward equity sales agreements to sell an aggregate 8.1 million shares of common stock, at a weighted-average price of $144.42 per share, for expected net proceeds (net of underwriters’ discounts) aggregating $1.1 billion including:

•	4.4 million shares expiring in June 2020 at a price of $145.00 per share.

•	3.7 million shares expiring in July 2020 at a weighted-average price of $143.73 per share.

•	We expect to settle these forward equity sales in 2019 and the aggregate net proceeds that will be received upon settlement will be further adjusted as provided in the sales agreements.

•
As of the date of this report, the remaining aggregate amount available under our ATM program for future sales of common stock is $22.5 million. We expect to establish a new ATM program during the three months ending September 30, 2019.

Investments

We carry our investments in publicly traded companies and certain privately held entities at fair value. As of June 30, 2019, cumulative unrealized gains related to changes in fair value aggregated $323.4 million and investments adjusted cost basis aggregated $734.4 million. Investment income included the following:

•	Unrealized gains of $11.1 million and $83.3 million recognized during the three and six months ended June 30, 2019, respectively.

•	Realized gains of $10.4 million and $21.8 million recognized during the three and six months ended June 30, 2019, respectively.

Corporate responsibility, industry leadership, and strategic initiatives

•
In April 2019, we announced the launch of a new strategic agricultural technology (agtech) business initiative and the opening of Phase I of the Alexandria Center® for AgTech – Research Triangle, the first and only fully integrated, amenity-rich, multi-tenant agtech R&D and greenhouse campus, in the heart of Research Triangle, the most important, dense, and diverse agtech cluster in the U.S. The campus opened with a 97% leased, 175,000 RSF first phase redevelopment at 5 Laboratory Drive.

•
In June 2019, we announced our partnership with Columbia University to open our second Alexandria LaunchLabs® in New York City in the spring of 2020. The full-service platform will offer member companies 13,298 RSF of highly flexible, turnkey office/laboratory space and feature a high-tech event center to host workshops, networking events, and educational opportunities for the entrepreneurial life science community.

•
In June 2019, we celebrated the opening of the first facilities within a tech-focused opioid rehabilitation campus in Dayton, Ohio. In partnership with Verily Life Sciences, LLC, we are leading the design and development of this 59,000 RSF state-of-the-art campus to provide a comprehensive model of care dedicated to the recovery of people suffering from opioid addiction.

Subsequent events

•
In July 2019, we opportunistically issued $1.25 billion of unsecured senior notes payable, with a weighted-average interest rate of 3.72% and a weighted-average maturity of 19.5 years, including $750.0 million of 3.375% unsecured senior notes due 2031 and $500.0 million of 4.00% unsecured senior notes due 2050. The proceeds were used to refinance $1.125 billion of unsecured senior notes payable and unsecured senior bank term loan, with a weighted-average interest rate of 3.94% and a weighted-average maturity of 2.4 years, consisting of the following:

(i)
Refinancing of an aggregate $950.0 million of unsecured senior notes payable comprising $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due 2022, pursuant to a cash tender offer completed on July 17, 2019, and subsequent call for redemption. The redemption is expected to settle on August 16, 2019.

(ii)	Partial repayment of $175.0 million on our unsecured senior bank term loan. The remaining outstanding balance of the term loan will mature on January 2, 2025, if not repaid before maturity.

•	As a result of our refinancing and partial repayment, we expect to recognize a loss, primarily related to the early extinguishment of debt, of $43 million during the three months ended June 30, 2019.

•	The remaining proceeds were used to reduce the outstanding balance of our unsecured senior line of credit.

•	Upon completion of the refinancing, the pro forma weighted-average remaining term on our outstanding debt is 10.1 years, with no debt maturing until 2023.

•
In July 2019, we acquired a 55% interest in 4224 and 4242 Campus Point Court and 10210 Campus Point Drive, located adjacent to our Campus Pointe by Alexandria campus in our University Town Center submarket of San Diego, for $140.3 million. The joint venture will include three operating properties aggregating 314,092 RSF, which are currently 83% occupied by multiple tenants. The properties, which have future value-creation opportunities, will be integrated into the current campus to create a 1.9 million RSF mega campus.

Operating summary

Same Property Net Operating Income Growth	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Technology, and AgTech Campuses
	Stable cash flows
	Percentage of triple net leases	97%
	Increasing cash flows
	Percentage of leases containing annual rent escalations	95%
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	96%

Rental Rate Growth: Renewed/Re-Leased Space	Margins(2)

	Operating	Adjusted EBITDA
	72%	69%

(1)	Percentages calculated based on RSF as of June 30, 2019.

(2)	Represents percentages for the three months ended June 30, 2019.

Long-Duration Cash Flows From High-Quality, Diverse, and Innovative Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	Long-Duration Lease Terms

53%	8.4 Years
of ARE’s	Weighted-Average
Annual Rental Revenue(1)	Remaining Term

Tenant Mix

Public
Biotechnology
27%
Life Science
Product, Service,
and Device
18%
Private
Biotechnology
8%
Technology(2)
10%
Other
4%
Institutional
(Academic/Medical,
Non-Profit, and
U.S. Government)
10%
Multinational
Pharmaceutical
23%

Percentage of ARE’s Annual Rental Revenue(1)

(1)	Represents annual rental revenue in effect as of June 30, 2019. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

(2)	73% of our annual rental revenue for technology tenants is from investment-grade or publicly traded large cap tenants.

High-Quality Cash Flows From Class A Properties in AAA Locations

Class A Properties in AAA Locations	AAA Locations

San Francisco
25%
New York City
7%
San Diego
16%
Seattle
6%
Maryland
6%
Research Triangle
3%
Other
1%
Greater Boston
36%

77%
of ARE’s Annual Rental Revenue(1)
Percentage of ARE’s Annual Rental Revenue(1)

Solid Demand for Class A Properties in AAA Locations Drives Solid Occupancy

Solid Historical Occupancy(2)	Occupancy Across Key Locations

97.4%
98.7%
98.7%
98.8%
95.2%
97.3%
96.7%
97.9%
North America
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle

96%
Over 10 Years

(1)	Represents annual rental revenue in effect as of June 30, 2019. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

(2)	Average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of June 30, 2019.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended		Six Months Ended			Year Ended
	June 30, 2019		June 30, 2019			December 31, 2018
	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	32.5%	17.8%	32.6%		20.1%	24.1%	14.1%
New rates	$64.48	$62.11	$54.91		$52.40	$55.05	$52.79
Expiring rates	$48.67	$52.71	$41.40		$43.63	$44.35	$46.25
RSF	587,930		1,097,345			2,088,216
Tenant improvements/ leasing commissions	$23.25		$20.60			$20.61
Weighted-average lease term	5.3 years		5.9 years			6.1 years

Developed/redeveloped/ previously vacant space leased
New rates	$47.12	$44.00	$60.66		$59.41	$58.45	$48.73
RSF	232,019		971,576			2,633,476
Tenant improvements/ leasing commissions	$5.30		$18.40			$12.57
Weighted-average lease term	7.8 years		10.5 years			11.5 years

Leasing activity summary (totals):
New rates	$59.57	$56.99	$57.61		$55.69	$56.94	$50.52
RSF	819,949		2,068,921	(2)		4,721,692
Tenant improvements/ leasing commissions	$18.17		$19.57			$16.13
Weighted-average lease term	6.0 years		8.0 years			9.1 years

Lease expirations(1)
Expiring rates	$47.19	$51.06	$40.06		$42.30	$42.98	$45.33
RSF	645,350		1,293,100			2,811,021

Leasing activity includes 100% of results for properties in which we have an investment in North America.

(1)	Excludes month-to-month leases aggregating 35,476 RSF and 50,548 RSF as of June 30, 2019, and December 31, 2018, respectively.

(2)
During the six months ended June 30, 2019, we granted tenant concessions/free rent averaging 2.0 months with respect to the 2,068,921 RSF leased. Approximately 66% of the leases executed during the six months ended June 30, 2019, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of June 30, 2019:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2019 (2)	480,811	2.1%	$39.43	1.7%
2020	1,565,307	6.9%	$35.65	5.0%
2021	1,536,381	6.7%	$39.71	5.4%
2022	1,814,982	8.0%	$42.44	6.9%
2023	2,387,653	10.5%	$44.49	9.5%
2024	2,082,858	9.1%	$46.58	8.7%
2025	1,618,527	7.1%	$48.13	7.0%
2026	1,390,959	6.1%	$48.36	6.0%
2027	2,371,162	10.4%	$48.61	10.3%
2028	1,566,460	6.9%	$60.41	8.4%
Thereafter	5,971,491	26.2%	$58.50	31.1%

(1)	Represents amounts in effect as of June 30, 2019.

(2)	Excludes month-to-month leases for 35,476 RSF as of June 30, 2019.

The following tables present information by market with respect to our lease expirations in North America as of June 30, 2019, for the remainder of 2019 and all of 2020:

	2019 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (per RSF)(3)
Market	Leased	Negotiating/ Anticipating		Targeted for Redevelopment	Remaining Expiring Leases(1)		Total(2)

Greater Boston	39,968	1,329		—	25,931		67,228	$53.50
San Francisco	1,287	—		—	65,195		66,482	41.98
New York City	—	—		—	1,787		1,787	N/A
San Diego	54,042	79,450	(4)	—	103,549	(4)	237,041	37.52
Seattle	—	18,374		—	23,443		41,817	50.03
Maryland	—	—		—	—		—	—
Research Triangle	—	—		—	28,381		28,381	23.49
Canada	—	—		—	—		—	—
Non-cluster markets	3,111	1,217		—	33,747		38,075	22.26
Total	98,408	100,370		—	282,033		480,811	$39.43
Percentage of expiring leases	20%	21%		—%	59%		100%

	2020 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (per RSF)(3)
Market	Leased	Negotiating/ Anticipating		Targeted for Redevelopment	Remaining Expiring Leases(5)		Total

Greater Boston	83,680	77,817		—	334,821		496,318	$46.17
San Francisco	21,699	—		—	265,276		286,975	44.16
New York City	—	—		—	38,076		38,076	N/A
San Diego	679	—		—	293,190		293,869	27.84
Seattle	—	12,727		—	32,047		44,774	38.65
Maryland	26,370	14,446		—	149,288		190,104	19.30
Research Triangle	—	29,053		—	60,385		89,438	16.50
Canada	59,088	—		—	35,505		94,593	28.10
Non-cluster markets	—	—		—	31,160		31,160	34.53
Total	191,516	134,043		—	1,239,748		1,565,307	$35.65
Percentage of expiring leases	12%	9%		—%	79%		100%

(1)
After the lease expiration noted in footnote 4 below, the largest remaining contractual lease expiration in 2019 is 50,400 RSF at a Class A office/laboratory building in our South San Francisco submarket.

(2)	Excludes month-to-month leases aggregating 35,476 RSF as of June 30, 2019.

(3)	Represents amounts in effect as of June 30, 2019.

(4)
Includes 116,556 RSF at 3545 Cray Court in our Torrey Pines submarket, of which 49,506 RSF are under negotiation, and the remaining 67,050 RSF are undergoing marketing. The property will be renovated as a Class A office/laboratory building and will not be classified as a redevelopment. As such, we expect the property will remain in our same property performance pool.

(5)	The largest remaining contractual lease expiration in 2020 is 72,742 RSF in our South San Francisco submarket.

Top 20 tenants

84% of Top 20 Annual Rental Revenue From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.4% of our annual rental revenue in effect as of June 30, 2019. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of June 30, 2019 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term in Years (1)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)		Investment-Grade Credit Ratings		Average Market Cap(2) (in billions)

	Tenant							Moody’s	S&P
1	Takeda Pharmaceutical Company Ltd.	10.1		606,249	$39,251	3.4%		Baa2	BBB+	$44.9
2	Illumina, Inc.	11.1		891,495	35,907	3.2		—	BBB	$44.6
3	Sanofi	9.0		494,693	34,219	3.0		A1	AA	$107.7
4	Eli Lilly and Company	9.9		554,089	34,096	3.0		A2	A+	$117.7
5	Celgene Corporation	6.9		614,082	28,759	2.5	(3)	Baa2	BBB+	$60.5
6	Novartis AG	8.4		320,606	25,391	2.2		A1	AA-	$219.2
7	Merck & Co., Inc.	11.9		421,623	24,304	2.1		A1	AA	$195.5
8	Uber Technologies, Inc.	73.4	(4)	422,980	22,216	2.0		—	—	$71.7
9	bluebird bio, Inc.	7.7		290,617	21,709	1.9		—	—	$7.4
10	Moderna, Inc.	9.3		373,163	21,186	1.9		—	—	$6.4
11	Bristol-Myers Squibb Company	13.3		224,182	20,221	1.8	(3)	A2	A+	$85.5
12	Roche	4.3		372,943	19,769	1.7		Aa3	AA	$220.4
13	New York University	12.2		201,284	19,002	1.7		Aa2	AA-	N/A
14	Facebook, Inc.	11.2		382,798	18,343	1.6		—	—	$478.4
15	Pfizer Inc.	5.7		416,979	17,754	1.6		A1	AA	$241.3
16	Stripe, Inc.	8.3		295,333	17,736	1.6		—	—	N/A
17	Massachusetts Institute of Technology	6.0		256,126	16,843	1.5		Aaa	AAA	N/A
18	Amgen Inc.	4.8		407,369	16,838	1.5		Baa1	A	$120.7
19	United States Government	8.7		264,358	15,472	1.4		Aaa	AA+	N/A
20	FibroGen, Inc.	4.4		234,249	14,198	1.2		—	—	$4.3
	Total/weighted average	12.0	(4)	8,045,218	$463,214	40.8%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)
Based on aggregate annual rental revenue in effect as of June 30, 2019. Refer to “Annual Rental Revenue” in the “Non-GAAP Measures and Definitions” section within this Item 2 for our methodologies on annual rental revenue from unconsolidated real estate joint ventures.

(2)
Average daily market capitalization for the twelve months ended June 30, 2019. Refer to “Total Market Capitalization” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

(3)
In April 2019, Bristol-Myers Squibb Company’s stockholders approved the acquisition of Celgene Corporation, with the transaction close expected by Bristol-Myers Squibb Company at the end of 2019 or the beginning of 2020. Proforma for the anticipated acquisition, our annual rental revenue from Bristol-Myers Squibb Company is approximately 4.3% based on leases in effect as of June 30, 2019.

(4)
Represents a ground lease with Uber Technologies, Inc. at 1455 and 1515 Third Street in our Mission Bay/SoMa submarket. Excluding the ground lease, the weighted-average remaining lease term for our top 20 tenants was 8.9 years as of June 30, 2019.

Locations of properties

The locations of our properties are diversified among a number of life science and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of June 30, 2019, in North America of our properties by market (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	6,459,424	40,597	19,036	6,519,057	25%	56	$408,990	36%	$65.05
San Francisco	5,421,729	2,003,130	—	7,424,859	28	51	287,184	25	54.98
New York City	1,127,580	—	140,098	1,267,678	5	5	79,599	7	72.31
San Diego	4,809,604	98,000	—	4,907,604	18	61	175,034	16	38.23
Seattle	1,374,279	80,221	—	1,454,500	6	14	70,490	6	52.69
Maryland	2,524,323	258,904	41,627	2,824,854	11	39	68,601	6	28.30
Research Triangle	1,173,672	—	45,054	1,218,726	5	16	30,947	3	26.94
Canada	188,967	—	—	188,967	1	2	4,704	—	26.57
Non-cluster markets	390,179	—	—	390,179	1	11	11,017	1	33.28
Properties held for sale	124,698	—	—	124,698	—	2	2,380	—	N/A
North America	23,594,455	2,480,852	245,815	26,321,122	100%	257	$1,138,946	100%	$50.27
		2,726,667

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties			Operating and Redevelopment Properties
Market	6/30/19	3/31/19	6/30/18	6/30/19	3/31/19	6/30/18
Greater Boston	98.7%	98.2%	97.2%	98.4%	97.7%	96.7%
San Francisco	98.7	99.8	99.8	98.7	98.4	98.8
New York City	98.8	98.7	100.0	87.8	87.7	100.0
San Diego	95.2	94.2	95.8	95.2	94.2	92.3
Seattle	97.3	97.7	97.2	97.3	97.7	97.2
Maryland	96.7	97.0	95.7	95.1	95.3	91.9
Research Triangle	97.9	97.3	96.5	94.2	87.8	85.3
Subtotal	97.6	97.6	97.4	96.6	95.8	95.2
Canada	93.7	93.5	98.6	93.7	93.5	98.6
Non-cluster markets	84.9	81.1	77.9	84.9	81.1	77.9
North America	97.4%	97.2%	97.1%	96.4%	95.5%	95.0%
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

Our investments in real estate consisted of the following as of June 30, 2019 (dollars in thousands):

		Development and Redevelopment
	Operating	2019	2020	2021-2022	Future	Subtotal	Total
Investments in real estate
Book value as of June 30, 2019(1)	$13,643,291	$229,511	$475,892	$763,613	$214,338	$1,683,354	$15,326,645

Square footage(2)(3)
Operating	24,499,227	—	—	—	—	—	24,499,227

Construction	—	1,528,585	1,198,082	—	—	2,726,667	2,726,667
Pre-construction	—	—	1,010,188	1,070,925	—	2,081,113	2,081,113
Future	—	—	—	3,646,797	5,206,542	8,853,339	8,853,339
Total square footage	24,499,227	1,528,585	2,208,270	4,717,722	5,206,542	13,661,119	38,160,346
Value-creation square feet currently included in rental properties(4)	—	—	—	(351,185)	(688,601)	(1,039,786)	(1,039,786)
	24,499,227	1,528,585	2,208,270	4,366,537	4,517,941	12,621,333	37,120,560
Subsequent acquisitions – pending and completed square feet included in the amounts above(3)	(904,772)	—	(342,000)	—	(1,535,938)	(1,877,938)	(2,782,710)
	23,594,455	1,528,585	1,866,270	4,366,537	2,982,003	10,743,395	34,337,850

(1)
Excludes construction spending incurred and acquisitions completed and pending subsequent to June 30, 2019. In addition, balances exclude our share of the cost basis associated with square footage of our unconsolidated properties, which is classified in investments in unconsolidated real estate joint ventures in our consolidated balance sheets.

(2)	Represents square footage of development and redevelopment projects by period of projected initial occupancy. Multi-tenant projects may have occupancy by tenants over a period of time.

(3)	Includes completed and pending acquisitions during the third quarter of 2019. Refer to the “Acquisitions” section within this Item 2 for additional information.

(4)	Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for additional detail on value-creation square feet currently included in rental properties.

Acquisitions

Our real estate asset acquisitions during the six months ended June 30, 2019, consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy		Square Footage				Unlevered Yields		Purchase Price
						Future Development	Active Redevelopment	Operating With Future Development/ Redevelopment	Operating	Initial Stabilized	Initial Stabilized (Cash)

Value-creation
10 Necco Street	Seaport Innovation District/Greater Boston	3/26/19	—	N/A		175,000	—	—	—	(1)	(1)	81,100
Other		7/10/19	—	N/A		135,938	—	—	—	(1)	(1)	25,000
			—			310,938	—	—	—			106,100
Operating with value-creation
5 Necco Street	Seaport Innovation District/Greater Boston	5/9/19(2)	1	87%		—	—	—	87,163	5.2%	5.1%	252,000
15 Necco Street			—	N/A		293,000	—	—	—	(1)	(1)
601 Dexter Avenue North	Lake Union/Seattle	6/18/19	1	100%		188,400	—	18,680	—	(1)	(1)	28,500
3911 and 3931 Sorrento Valley Boulevard	Sorrento Valley/ San Diego	1/9/19	2	100%		—	—	53,220	—	7.2%	6.6%	23,250
4075 Sorrento Valley Boulevard	Sorrento Valley/ San Diego	5/13/19	1	100%		149,000	—	40,000	—	(1)	(1)	16,000
Other		2/6/19	4			—	—	75,864	—			39,150
			9			630,400	—	187,764	87,163			358,900
Operating
4224/4242 Campus Point Court and 10210 Campus Point Drive (55% interest in consolidated JV)	University Town Center/ San Diego	7/9/19	3	83%	(3)	—	—	—	314,092	6.9%	6.0%	140,250
3170 Porter Drive	Greater Stanford/ San Francisco	1/10/19	1	100%		—	—	—	98,626	7.5%	5.1%	100,250
Shoreway Science Center	Greater Stanford/ San Francisco	1/10/19	2	100%		—	—	—	82,462	7.2%	5.5%	73,200
260 Townsend Street	Mission Bay/SoMa/ San Francisco	3/14/19	1	100%		—	—	—	66,682	7.4%	5.8%	66,000
Other		7/12/19	1	100%		—	—	—	30,680			13,200
			8			—	—	—	592,542			392,900
Total acquisitions			17			941,338	—	187,764	679,705			857,900

10260 Campus Point Drive and 4161 Campus Point Court	University Town Center/San Diego	1/2/19	2	100%		N/A	N/A	N/A	N/A	(4)	(4)	65,000
Pending	Various											627,100
Total												$1,550,000

(1)	We expect to provide total estimated costs and related yields in the future subsequent to the commencement of development or redevelopment.

(2)
The seller accepted our offer on April 30, 2019, and we completed the acquisition of 5 and 15 Necco Street on May 9, 2019. The 5 Necco building is 87% leased for 12 years and expected to be occupied later in 2019. The remaining 13% of RSF is targeted for retail space.

(3)	The property is currently 83% occupied and a lease for 10% of the property will commence during the fourth quarter of 2019 upon completion of renovations, increasing occupancy to 93%.

(4)	Refer to the “New Class A Development and Redevelopment Properties: Summary of Pipeline” section within this Item 2 for additional information.

Real estate asset sales

Our completed and pending real estate asset sales during the six months ended June 30, 2019, consisted of the following (dollars in thousands, except for sales price per RSF):

					Capitalization Rate (Cash Basis)(1)				Sales Price per RSF	Consideration in Excess of Book Value(2)
Property	Submarket/Market	Date of Sale	Square Footage	Capitalization Rate		Sales Price
Sales of noncontrolling partial interests in core Class A properties:
75/125 Binney Street (sale of 60% noncontrolling interest)	Cambridge/Greater Boston	2/13/19	388,270	4.2%	4.3%		$438,000		$1,880	$202,246
Pending(3)	San Francisco Bay Area	Pending	TBD	TBD	TBD		140,000		TBD	TBD
Pending(3)	San Diego	Pending	TBD	TBD	TBD		287,500		TBD	TBD
							$865,500

2019 guidance range						$820,000	-	$920,000

(1)	Capitalization rates are calculated based upon net operating income (cash basis), annualized for the quarter preceding the date on which the property is sold.

(2)
We retained or expect to retain control over and consolidate these joint ventures. For consolidated joint ventures, we account for the difference between the consideration received and the book value of the interest to be sold as an equity transaction, with no gain or loss recognized in earnings.

(3)	We expect to complete this partial interest sale during the third quarter of 2019.

Disciplined management of ground-up developments

(1)	Represents developments commenced since January 1, 2008, comprising 33 projects aggregating 8.3 million RSF.

(2)	Represents developments commenced and delivered since January 1, 2008, comprising 23 projects aggregating 5.5 million RSF.

Sustainability

ALEXANDRIA SUSTAINABILITY

To make a positive and meaningful impact on the health, safety, and well-being of our tenants, stockholders, and employees, and the communities in which we live and work.

A LEADER IN GREEN DEVELOPMENT AND COMMITTED TO CONTINUOUS SUSTAINABILITY IMPROVEMENTS

$1 BILLION
Total Issuance of Green Bonds

GOLD OR PLATINUM
LEED® Certification Targeted for New Ground-Up Developments

82
Efficiency Projects on Operating Properties in 2018

66
LEED Projects[1]
5 | Platinum
49 | Gold
12 | Silver

53%
ARE's Total Annual Rental Revenue From LEED Projects[1]

14.5%
Reduction of Same Property Greenhouse Gas Pollution Since 2015[2]

A LEADER IN HEALTH & WELLNESS

#1
Industry Leading Company in 2018 Fitwel Best in Building Health; Global Ranking in 2018 GRESB Health & Well-Being Module

4
WELL Projects[3]
2 | Gold
2 | Silver

19
Fitwel Projects[4]
7 | ★★★
8 | ★★
4 | ★

(1)	Upon completion of 20 projects in process targeting LEED certification.

(2)	Carbon pollution reduction is for directly managed buildings and reflects sum of annual like-for-like progress since 2015.

(3)	Upon completion of three projects in process targeting WELL certification.

(4)	Upon completion of 10 projects in process targeting Fitwel certification.

New Class A development and redevelopment properties: recent deliveries

399 Binney Street				266 and 275 Second Avenue				279 East Grand Avenue				681 Gateway Boulevard
Greater Boston/Cambridge				Greater Boston/Route 128				San Francisco/South San Francisco				San Francisco/South San Francisco
164,000 RSF				203,757 RSF				211,405 RSF				142,400 RSF
In Service:				In Service:				In Service:				In Service:
123,403	RSF	|	100% Occupied	40,137	RSF	|	100% Occupied	164,206	RSF	|	100% Occupied	142,400	RSF	|	89.2% Occupied

Alexandria PARC				188 East Blaine Street				Alexandria Center® for AgTech, Phase I
San Francisco/Greater Stanford				Seattle/Lake Union				Research Triangle/Research Triangle
197,498 RSF				198,000 RSF				175,000 RSF
In Service:				In Service:				In Service:
48,547	RSF	|	96.8% Occupied	117,779	RSF	|	100% Occupied	129,946	RSF	|	100% Occupied

RSF presented represents RSF for the total project, unless otherwise indicated. Refer to “New Class A Development and Redevelopment Properties: Projected 2019-2020 Deliveries and Pre-Construction Projects” sections of this Item 2 for information on the RSF in service and under construction, if applicable.

New Class A development and redevelopment properties: recent deliveries (continued)

The following table presents value-creation development and redevelopment of new Class A properties placed into service (dollars in thousands):

Property/Market/Submarket	Our Ownership Interest	Date Delivered	RSF Placed Into Service					Occupancy Percentage(1)	Total Project		Unlevered Yields
											Initial Stabilized	Initial Stabilized (Cash)
			Prior to 10/1/18	4Q18	1Q19	2Q19	Total		RSF	Investment
Consolidated development projects
213 East Grand Avenue/San Francisco/ South San Francisco	100%	12/31/18	—	300,930	—	—	300,930	100%	300,930	$256,600	7.4%	6.5%
399 Binney Street/Greater Boston/Cambridge	100%	1/25/19	—	—	123,403	—	123,403	100%	164,000	$182,000	7.7%	7.2%
279 East Grand Avenue/San Francisco/ South San Francisco	100%	Various	—	—	139,810	24,396	164,206	100%	211,405	$151,000	7.8%	8.1%
188 East Blaine Street/Seattle/Lake Union	100%	Various	—	—	90,615	27,164	117,779	100%	198,000	$190,000	6.7%	6.7%

Consolidated redevelopment projects
266 and 275 Second Avenue/Greater Boston/ Route 128	100%	Various	27,315	—	—	12,822	40,137	100%	203,757	$89,000	8.4%	7.1%
Alexandria Center® for AgTech, Phase I/ Research Triangle/Research Triangle	100%	Various	45,143	8,380	2,614	73,809	129,946	100%	175,000	$77,100	7.6%	7.5%
9625 Towne Centre Drive/San Diego/ University Town Center	50.1%	11/1/18	—	163,648	—	—	163,648	100%	163,648	$89,000	7.3%	7.3%
9900 Medical Center Drive/Maryland/Rockville	100%	11/19/18	—	45,039	—	—	45,039	60.6%	45,039	$16,800	8.6%	8.4%
681 Gateway Boulevard/San Francisco/ South San Francisco	100%	Various	—	—	66,000	76,400	142,400	89.2%	142,400	$116,300	8.5%	8.2%
Alexandria PARC/San Francisco/Greater Stanford	100%	3/29/19	—	—	48,547	—	48,547	96.8%	197,498	$152,600	7.3%	6.2%

Unconsolidated joint venture redevelopment project (RSF represents 100%; dollars and yields represent our share)
704 Quince Orchard Road/Maryland/Gaithersburg	56.8%	Various	—	4,762	10,250	3,470	18,482	100%	79,931	$13,300	8.9%	8.8%
Total			72,458	522,759	481,239	218,061	1,294,517				7.6%	7.1%

(1)	Relates to total operating RSF in service as of June 30, 2019.

New Class A development and redevelopment properties: projected 2019 deliveries

399 Binney Street	266 and 275 Second Avenue	1655 and 1725 Third Street	279 East Grand Avenue
Greater Boston/Cambridge	Greater Boston/Route 128	San Francisco/Mission Bay/SoMa	San Francisco/South San Francisco
164,000 RSF	203,757 RSF	593,765 RSF	211,405 RSF

Menlo Gateway	Alexandria Center® – Long Island City	188 East Blaine Street	704 Quince Orchard Road	Alexandria Center® for AgTech, Phase I
San Francisco/Greater Stanford	New York City/New York City	Seattle/Lake Union	Maryland/Gaithersburg	Research Triangle/Research Triangle
772,983 RSF	176,759 RSF	198,000 RSF	79,931 RSF	175,000 RSF

Square footage represents development and redevelopment projects by period of projected initial occupancy. Multi-tenant projects may have occupancy by tenants over a period of time.

Refer to “New Class A Development and Redevelopment Properties: Recent Deliveries” and “New Class A Development and Redevelopment Properties: Projected 2019-2020 Deliveries and Pre-Construction Projects” sections within this Item 2 for information on the RSF in service and under construction.

New Class A development and redevelopment properties: projected 2020 deliveries and pre-construction projects

88 Bluxome Street	201 Haskins Way	Alexandria District for Science and Technology(1)	3115 Merryfield Row	9880 Campus Point Drive and 4150 Campus Point Court
San Francisco/Mission Bay/SoMa	San Francisco/South San Francisco	San Francisco/Greater Stanford	San Diego/Torrey Pines	San Diego/University Town Center
1,070,925 RSF	315,000 RSF	526,178 RSF	87,000 RSF	269,102 RSF

1165 Eastlake Avenue East	9800 Medical Center Drive	9950 Medical Center Drive	8 Davis Drive	Alexandria Center® for AgTech, Phase II
Seattle/Lake Union	Maryland/Rockville	Maryland/Rockville	Research Triangle/Research Triangle	Research Triangle/Research Triangle
100,086 RSF	174,640 RSF	84,264 RSF	150,000 RSF	160,000 RSF

Square footage represents development and redevelopment projects by period of projected initial occupancy. Multi-tenant projects may have occupancy by tenants over a period of time.

(1)	Campus includes 825 and 835 Industrial Road.

New Class A development and redevelopment properties: projected 2019–2020 deliveries and pre-construction projects

The following table sets forth a summary of our new Class A development and redevelopment properties projected to be delivered in 2019 and 2020, as of June 30, 2019, and pre-construction projects (dollars in thousands):

		Square Footage							Project Start/Projected Start
Property/Market/Submarket	Dev/Redev		CIP			Total Project	Percentage			Occupancy(1)
		In Service	Construction	Pre-Construction	Total		Leased	Leased/Negotiating		Initial	Stabilized
2019 deliveries: consolidated projects
266 and 275 Second Avenue/Greater Boston/Route 128	Redev	184,721	19,036	—	19,036	203,757	100%	100%	3Q17	1Q18	2019
Alexandria Center® for AgTech, Phase I/Research Triangle/ Research Triangle	Redev	129,946	45,054	—	45,054	175,000	97	100	2Q17	2Q18	2019
399 Binney Street/Greater Boston/Cambridge	Dev	123,403	40,597	—	40,597	164,000	98	98	4Q17	1Q19	2019
279 East Grand Avenue/San Francisco/South San Francisco	Dev	164,206	47,199	—	47,199	211,405	100	100	4Q17	1Q19	2020
188 East Blaine Street/Seattle/Lake Union	Dev	117,779	80,221	—	80,221	198,000	67	79	2Q18	1Q19	2020
Alexandria Center® – Long Island City/New York City/ New York City	Redev	36,661	140,098	—	140,098	176,759	21	21	4Q18	4Q19	2020

2019 deliveries: unconsolidated joint venture projects
(amounts represent 100%)
704 Quince Orchard Road/Maryland/Gaithersburg	Redev	38,304	41,627	—	41,627	79,931	48	67	1Q18	4Q18	2019
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	Dev	—	593,765	—	593,765	593,765	100	100	1Q18	3Q19	3Q19
Menlo Gateway/San Francisco/Greater Stanford	Dev	251,995	520,988	—	520,988	772,983	100	100	4Q17	4Q19	4Q19
2019 deliveries		1,047,015	1,528,585	—	1,528,585	2,575,600	90%	92%

2020 projected deliveries: consolidated projects
9880 Campus Point Drive and 4150 Campus Point Court/ San Diego/University Town Center(2)	Dev	—	98,000	171,102	269,102	269,102	66%	69%	1Q19	2020	2022
9800 Medical Center Drive/Maryland/Rockville	Dev	—	174,640	—	174,640	174,640	82	82	1Q19	2020	2020
9950 Medical Center Drive/Maryland/Rockville	Dev	—	84,264	—	84,264	84,264	100	100	1Q19	2020	2020
201 Haskins Way/San Francisco/South San Francisco	Dev	—	315,000	—	315,000	315,000	—	29	2Q19	2020	2021
Alexandria District for Science and Technology/San Francisco/ Greater Stanford	Dev	—	526,178	—	526,178	526,178	37	46	2Q19	2020	2021
							74%	79%
2020 projected deliveries: marketing and pre-construction projects
Third quarter of 2019 acquisitions:
Pending acquisition/San Francisco Bay Area(3)	Redev	—	—	250,000	250,000	250,000			3Q19	2020	2021/22
Pending acquisition/San Francisco Bay Area(3)	Redev	—	—	92,000	92,000	92,000			3Q19	2020	2021
1165 Eastlake Avenue East/Seattle/Lake Union	Dev	—	—	100,086	100,086	100,086			4Q19	2020	2020
8 Davis Drive/Research Triangle/Research Triangle	Dev	—	—	150,000	150,000	150,000			4Q19	2020	2021
Alexandria Center® for AgTech, Phase II/Research Triangle/ Research Triangle	Dev	—	—	160,000	160,000	160,000			4Q19	2020	2021
3115 Merryfield Row/San Diego/Torrey Pines	Dev	—	—	87,000	87,000	87,000			4Q19	2020	2021
2020 projected deliveries		—	1,198,082	1,010,188	2,208,270	2,208,270

Pre-leased pre-construction project:
88 Bluxome Street/San Francisco/Mission Bay/SoMa	Dev	—	—	1,070,925	1,070,925	1,070,925	58%	58%	2020	2022	TBD
Total		1,047,015	2,726,667	2,081,113	4,807,780	5,854,795

(1)
Initial occupancy dates are subject to leasing and/or market conditions. Multi-tenant projects may have occupancy by tenants over a period of time. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.

(2)	Refer to footnote 3 on the next page.

(3)	Pending acquisitions anticipated to be undergoing construction during the third quarter of 2019. Refer to the “Acquisitions” section within this Item 2 for additional information.

New Class A development and redevelopment properties: projected 2019–2020 deliveries and pre-construction projects (continued)

	Our Ownership Interest			Cost to Complete			Unlevered Yields
Property/Market/Submarket		In Service	CIP	Construction Loan	ARE Funding	Total at Completion	Initial Stabilized		Initial Stabilized (Cash)

2019 deliveries: consolidated projects
266 and 275 Second Avenue/Greater Boston/Route 128	100%	$79,231	$6,712	$—	$3,057	$89,000	8.4%		7.1%
Alexandria Center® for AgTech, Phase I/Research Triangle/Research Triangle(1)	100%	51,984	18,383	—	6,733	77,100	7.6		7.5
399 Binney Street/Greater Boston/Cambridge	100%	135,088	42,258	—	4,654	182,000	7.7		7.2
279 East Grand Avenue/San Francisco/South San Francisco	100%	85,655	42,369	—	22,976	151,000	7.8		8.1
188 East Blaine Street/Seattle/Lake Union	100%	91,075	51,957	—	46,968	190,000	6.7		6.7
Alexandria Center® – Long Island City/New York City/New York City	100%	16,107	67,832	—	100,361	184,300	5.5		5.6

2019 deliveries: unconsolidated joint venture projects(2)
(amounts represent our share)
704 Quince Orchard Road/Maryland/Gaithersburg	56.8%	4,301	4,275	3,952	772	13,300	8.9		8.8
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	10.0%	—	65,482	11,537	981	78,000	7.8		6.0
Menlo Gateway/San Francisco/Greater Stanford	48.3%	125,779	222,228	74,940	7,053	430,000	6.9		6.3
2019 deliveries		589,220	521,496	90,429	193,555	1,394,700	7.1		6.7

2020 projected deliveries: consolidated projects
9880 Campus Point Drive and 4150 Campus Point Court/San Diego/ University Town Center(3)	100%	—	98,463	—	156,537	255,000	6.3	(3)	6.4	(3)
9800 Medical Center Drive/Maryland/Rockville	100%	—	19,997	—	75,403	95,400	7.7		7.2
9950 Medical Center Drive/Maryland/Rockville	100%	—	9,753	—	44,547	54,300	7.3		6.8
201 Haskins Way/San Francisco/South San Francisco	100%	—	91,459		204,541	296,000	6.6		6.6
Alexandria District for Science and Technology/San Francisco/Greater Stanford	100%	—	188,255	—	388,745	577,000	6.5		6.2
		—	407,927	—	869,773	1,277,700	6.6		6.4
				$90,429	$1,063,328	$2,672,400	6.9%		6.6%
2020 projected deliveries: marketing and pre-construction projects
1165 Eastlake Avenue East/Seattle/Lake Union	100%	—	31,115
8 Davis Drive/Research Triangle/Research Triangle	100%	—	2,880
Alexandria Center® for AgTech, Phase II/Research Triangle/Research Triangle(1)	100%	—	2,774
3115 Merryfield Row/San Diego/Torrey Pines	100%	—	31,196
2020 projected deliveries		—	475,892
Total		$589,220	$997,388

(1)
New strategic collaborative campus, Alexandria Center® for AgTech – Research Triangle consists of Phase I at 5 Laboratory Drive, including campus amenities, and Phase II at 9 Laboratory Drive. 5 Laboratory Drive includes the high-quality LaunchLabs and amenities that create a dynamic ecosystem to accelerate discovery and commercialization.

(2)	Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information.

(3)	Represents a two-phase development project as follows:

•
Initial phase represents 9880 Campus Point Drive, a 98,000 RSF project to development GradLabs™, a highly flexible, first-of-its-kind life science platform designed to provide post-seed-stage life science companies with turnkey, fully furnished office/laboratory suites and an accelerated, scalable path for growth.  As of the date of this report, the project is 7% leased and we expect initial occupancy in 2020. The previous R&D building located at 9880 Campus Point Drive was previously demolished and as of June 30, 2019, continues to be included in our same property performance results. Refer to the “Same Properties” subsection of the “Results of Operations” section within this Item 2 for additional information.

•	Subsequent phase represents 4150 Campus Point Court, a 171,102 RSF, 100% leased pre-construction project with occupancy expected in 2022.

•
Project costs represent development costs for 9880 Campus Point Drive and 4150 Campus Point Court. Yields represent expected returns for Campus Pointe by Alexandria including 9880, 10290 and 10300 Campus Point Drive and 4150 Campus Point Court.

New Class A development and redevelopment properties: summary of pipeline

    The following table summarizes the key information for all our development and redevelopment projects in North America as of June 30, 2019 (dollars in thousands):

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Projected Deliveries(1)							Future	Total
			2019	2020		2021–2022
			Construction	Construction	Pre-Construction	Pre-Construction		Intermediate-Term

Greater Boston
399 Binney (Alexandria Center® at One Kendall Square)/Cambridge	100%	$42,258	40,597	—	—	—		—		—	40,597
266 and 275 Second Avenue/Route 128	100%	6,712	19,036	—	—	—		—		—	19,036
325 Binney Street/Cambridge	100%	104,421	—	—	—	—		208,965	(2)	—	208,965
15 Necco Street/Seaport Innovation District	100%	159,242	—	—	—	—		293,000		—	293,000
99 A Street/Seaport Innovation District	96.9%	38,681	—	—	—	—		235,000	(3)	—	235,000
Alexandria Technology Square®/Cambridge	100%	7,787	—	—	—	—		—		100,000	100,000
100 Tech Drive/Route 128	100%	—	—	—	—	—		—		300,000	300,000
215 Presidential Way/Route 128	100%	5,481	—	—	—	—		—		130,000	130,000
231 Second Avenue/Route 128	100%	1,251	—	—	—	—		—		32,000	32,000
10 Necco Street/Seaport Innovation District	100%	83,425	—	—	—	—		—		175,000	175,000
Other value-creation projects	100%	8,592	—	—	—	—		—		41,955	41,955
		457,850	59,633	—	—	—		736,965		778,955	1,575,553
San Francisco
1655 and 1725 Third Street/Mission Bay/SoMa	10.0%	(4)	593,765	—	—	—		—		—	593,765
279 East Grand Avenue/South San Francisco	100%	42,369	47,199	—	—	—		—		—	47,199
Menlo Gateway/Greater Stanford	48.3%	(4)	520,988	—	—	—		—		—	520,988
201 Haskins Way/South San Francisco	100%	91,459	—	315,000	—	—		—		—	315,000
Alexandria District for Science and Technology/ Greater Stanford	100%	188,255	—	526,178	—	—		—		—	526,178
Pending acquisition/San Francisco Bay Area	(5)	(5)	—	—	250,000	—		—		—	250,000
Pending acquisition/San Francisco Bay Area	(5)	(5)	—	—	92,000	—		—		—	92,000
88 Bluxome Street/Mission Bay/SoMa	100%	182,805	—	—	—	1,070,925	(3)	—		—	1,070,925
505 Brannan Street, Phase II/Mission Bay/SoMa	99.7%	17,038	—	—	—	—		165,000		—	165,000
960 Industrial Road/Greater Stanford	100%	86,402	—	—	—	—		533,000	(3)	—	533,000
East Grand Avenue/South San Francisco	100%	6,008	—	—	—	—		—		90,000	90,000
Pending acquisition/San Francisco Bay Area	(5)	(5)	—	—	—	—		—		700,000	700,000
Other value-creation projects	100%	45,237	—	—	—	—		418,000		25,000	443,000
		$659,573	1,161,952	841,178	342,000	1,070,925		1,116,000		815,000	5,347,055

(1)    Represents square footage of development and redevelopment projects by period of projected initial occupancy. Multi-tenant projects may have occupancy by tenants over a period of time.
(2)    We are seeking additional entitlements to increase the density of the site from its current 208,965 RSF.
(3)    Represents total square footage upon completion of development of a new Class A property. RSF presented includes rentable square footage of buildings currently in operation at properties that were recently acquired for their inherent future development opportunities, with the intent to demolish the existing property upon expiration of the existing in-place leases and commencement of future construction. Refer to the definition of “Investments in Real Estate – Value-Creation Square Feet Currently in Rental Properties” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.
(4)    This property is held by an unconsolidated real estate joint venture. Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information on our ownership interest.
(5)    Refer to the “Acquisitions” section within this Item 2 for additional information.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Projected Deliveries(1)					Future		Total
			2019	2020		2021–2022
			Construction	Construction	Pre-Construction	Pre-Construction	Intermediate-Term
New York City
Alexandria Center® – Long Island City/New York City	100%	$67,832	140,098	—	—	—	—	—		140,098
Alexandria Center® for Life Science – New York City/New York City	100%	19,159	—	—	—	—	550,000	—		550,000
219 East 42nd Street/New York City	100%	—	—	—	—	—	—	579,947	(2)	579,947
Other value-creation projects	(3)	(3)	—	—	—	—	—	135,938		135,938
		86,991	140,098	—	—	—	550,000	715,885		1,405,983
San Diego
Campus Pointe by Alexandria/University Town Center	(4)	140,263	—	98,000	171,102	—	120,000	410,345	(4)	799,447
3115 Merryfield Row/Torrey Pines	100%	31,196	—	—	87,000	—	—	—		87,000
5200 Illumina Way/University Town Center	100%	11,734	—	—	—	—	451,832	—		451,832
Townsgate by Alexandria/Del Mar Heights	100%	18,749	—	—	—	—	125,000	—		125,000
4075 Sorrento Valley Boulevard/Sorrento Valley	100%	7,545	—	—	—	—	—	149,000	(5)	149,000
Vista Wateridge/Sorrento Mesa	100%	4,022	—	—	—	—	—	163,000		163,000
Pending acquisition/San Diego	(3)	(3)	—	—	—	—	—	700,000		700,000
Other value-creation projects	100%	5,931	—	—	—	—	—	222,895		222,895
		219,440	—	98,000	258,102	—	696,832	1,645,240		2,698,174
Seattle
188 East Blaine Street/Lake Union	100%	51,957	80,221	—	—	—	—	—		80,221
1165 Eastlake Avenue East/Lake Union	100%	31,115	—	—	100,086	—	—	—		100,086
1150 Eastlake Avenue East/Lake Union	100%	27,810	—	—	—	—	260,000	—		260,000
701 Dexter Avenue North/Lake Union	100%	39,577	—	—	—	—	217,000	—		217,000
601 Dexter Avenue/Lake Union	100%	29,837	—	—	—	—	—	188,400	(5)	188,400
		$180,296	80,221	—	100,086	—	477,000	188,400		845,707

(1)    Represents square footage of development and redevelopment projects by period of projected initial occupancy. Multi-tenant projects may have occupancy by tenants over a period of time.
(2)    Includes 349,947 RSF in operation with an opportunity to either convert the existing office space into office/laboratory space through future redevelopment or to expand the building by an additional 230,000 RSF through ground-up development. The building is currently occupied by Pfizer Inc. with a remaining lease term of six years.
(3)    Refer to the “Acquisitions” section within this Item 2 for additional information.
(4)    RSF consists of our acquisition of 4161 Campus Point Court during the first quarter of 2019 aggregating 159,884 RSF and 10260 Campus Point Drive aggregating 109,164 RSF. Both of these buildings are currently operating under short-term leases. Upon lease expirations, we expect to demolish 4161 Campus Point Court and combine its RSF with other existing entitlements at this campus to complete a new ground-up development aggregating 301,181 RSF. We also expect to convert 10260 Campus Point Drive to office/laboratory space through redevelopment. Refer to “Consolidated and Unconsolidated Real Estate Joint Ventures” within this Item 2 for additional information on our ownership interest.
(5)     Represents total square footage upon completion of development of a new Class A property. RSF presented includes rentable square footage of buildings currently in operation at properties that were recently acquired for their inherent future development opportunities, with the intent to demolish the existing property upon expiration of the existing in-place leases and commencement of future construction. Refer to the definition of “Investments in Real Estate – Value-Creation Square Feet Currently in Rental Properties” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Projected Deliveries(1)					Future	Total
			2019	2020		2021–2022
			Construction	Construction	Pre-Construction	Pre-Construction	Intermediate-Term
Maryland
704 Quince Orchard Road/Gaithersburg	56.8%	(2)	41,627	—	—	—	—	—	41,627
9800 Medical Center Drive/Rockville	100%	$21,212	—	174,640	—	—	—	64,000	238,640
9950 Medical Center Drive/Rockville	100%	9,753	—	84,264	—	—	—	—	84,264
		30,965	41,627	258,904	—	—	—	64,000	364,531
Research Triangle
Alexandria Center® for AgTech, Phase I/ Research Triangle	100%	18,383	45,054	—	—	—	—	—	45,054
Alexandria Center® for AgTech, Phase II/ Research Triangle	100%	2,774	—	—	160,000	—	—	—	160,000
8 Davis Drive/Research Triangle	100%	3,594	—	—	150,000	—	70,000	—	220,000
6 Davis Drive/Research Triangle	100%	15,499	—	—	—	—	—	800,000	800,000
Other value-creation projects	100%	4,149	—	—	—	—	—	76,262	76,262
		44,399	45,054	—	310,000	—	70,000	876,262	1,301,316
Other value-creation projects	100%	3,840	—	—	—	—	—	122,800	122,800
		$1,683,354	1,528,585	1,198,082	1,010,188	1,070,925	3,646,797	5,206,542	13,661,119	(3)
			2,726,667		2,081,113		8,853,339

(1)	Represents square footage of development and redevelopment projects by period of projected initial occupancy. Multi-tenant projects may have occupancy by tenants over a period of time.

(2)
This property is held by an unconsolidated real estate joint venture. Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information on our ownership interest.

(3)
Total rentable square footage includes 1.0 million RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for additional detail on value-creation square feet currently included in rental properties.

Summary of capital expenditures

Our construction spending for the six months ended June 30, 2019, consisted of the following (in thousands):

Six Months Ended
Construction Spending	June 30, 2019
Additions to real estate – consolidated projects	$577,322
Investments in unconsolidated real estate joint ventures	95,950
Contributions from noncontrolling interests	(5,523)
Construction spending (cash basis)(1)	667,749
Change in accrued construction	5,558
Construction spending for the six months ended June 30, 2019	673,307
Projected construction spending for the six months ending December 31, 2019	626,693
Guidance midpoint	$1,300,000

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures.

The following table summarizes the total projected construction spending for the year ending December 31, 2019, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2019
Development, redevelopment, and pre-construction projects	$1,041,000
Investments in unconsolidated real estate joint ventures	102,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(22,000)
Generic laboratory infrastructure/building improvement projects	150,000
Non-revenue-enhancing capital expenditures and tenant improvements	29,000
Guidance midpoint	$1,300,000

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs

The table below presents the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures(1)	Six Months Ended June 30, 2019		Recent Average per RSF(2)
	Amount	Per RSF
Non-revenue-enhancing capital expenditures	$5,257	$0.23	$0.50

Tenant improvements and leasing costs:
Re-tenanted space	$14,425	$26.59	$22.26
Renewal space	8,185	14.75	13.74
Total tenant improvements and leasing costs/weighted average	$22,610	$20.60	$17.15

(1)	Excludes amounts that are recoverable from tenants, related to revenue-enhancing capital expenditures, or related to properties that have undergone redevelopment.

(2)	Represents the average of 2015 to 2018 and the six months ended June 30, 2019, annualized.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our most recent annual report on Form 10-K for the year ended December 31, 2018, and our subsequent quarterly reports on Form 10-Q. We believe such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt and preferred stock redemption charges are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments and impairments of real estate and non-real estate investments are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of a non-real estate investment when its fair value declines below its carrying value due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three and six months ended June 30, 2019 and 2018 are as follows:

	Amount		Per Share – Diluted		Amount		Per Share – Diluted
	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share amounts)	2019	2018	2019	2018	2019	2018	2019	2018
Unrealized gains on non-real estate investments(1)	$11.1	$5.1	$0.10	$0.05	$83.3	$77.3	$0.75	$0.76
Realized gain on non-real estate investment	—	—	—	—	—	8.3	—	0.08
Impairment of real estate	—	(6.3)	—	(0.06)	—	(6.3)	—	(0.06)
Loss on early extinguishment of debt(2)	—	—	—	—	(7.4)	—	(0.07)	—
Preferred stock redemption charge(3)	—	—	—	—	(2.6)	—	(0.02)	—
Total	$11.1	$(1.2)	$0.10	$(0.01)	$73.3	$79.3	$0.66	$0.78
Weighted-average shares of common stock outstanding for calculation of EPS – diluted			111.5	102.2			111.3	101.2

(1)	Refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(2)	Refer to Note 10 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(3)	Refer to Note 14 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for more information.

Same Properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For more information on the determination of our Same Properties portfolio, refer to the definition of “Same Property Comparisons” in the “Non-GAAP Measures and Definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three and six months ended June 30, 2019:

	June 30, 2019
	Three Months Ended	Six Months Ended
Percentage change in net operating income over comparable period from prior year	4.3%	3.5%
Percentage change in net operating income (cash basis) over comparable period from prior year	9.5%	9.7%
Operating margin	72%	72%
Number of Same Properties	200	195
RSF	19,650,971	18,901,509
Occupancy – current-period average	96.6%	96.5%
Occupancy – same-period prior-year average	96.2%	96.3%

The following table reconciles the number of Same Properties to total properties for the six months ended June 30, 2019:

Development – under construction	Properties
399 Binney Street	1
279 East Grand Avenue	1
188 East Blaine Street	1
9800 Medical Center Drive	1
9950 Medical Center Drive	1
Alexandria District for Science and Technology	2
201 Haskins Way	1
8
Development – placed into service after January 1, 2018	Properties
100 Binney Street	1
213 East Grand Avenue	1
2
Redevelopment – under construction	Properties
Alexandria Center® for AgTech, Phase I	1
266 and 275 Second Avenue	2
Alexandria Center® – Long Island City	1
4
Redevelopment – placed into service after January 1, 2018	Properties
9625 Towne Centre Drive	1
Alexandria PARC	4
681 Gateway Boulevard	1
9900 Medical Center Drive	1
7

Acquisitions after January 1, 2018	Properties
100 Tech Drive	1
219 East 42nd Street	1
Summers Ridge Science Park	4
2301 5th Avenue	1
9704, 9708, 9712, and 9714 Medical Center Drive	4
9920 Belward Campus Drive	1
21 Firstfield Road	1
50 and 55 West Watkins Mill Road	2
10260 Campus Point Drive and 4161 Campus Point Court	2
99 A Street	1
3170 Porter Drive	1
Shoreway Science Center	2
3911, 3931, and 4075 Sorrento Valley Boulevard	3
260 Townsend Street	1
5 Necco Street	1
601 Dexter Avenue North	1
Other	6
	33

Unconsolidated real estate JVs	6
Properties held for sale	2
Total properties excluded from Same Properties	62
Same Properties	195	(1)
Total properties in North America as of June 30, 2019	257

(1)	Includes 9880 Campus Point Drive, a building we acquired in 2001. The building was occupied through January 2018 and subsequently demolished. The 98,000 RSF project is currently in active development.

Comparison of results for the three months ended June 30, 2019, to the three months ended June 30, 2018

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for definitions of “Tenant Recoveries” and “Net Operating Income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Income from rentals:
Same Properties	$245,715	$235,576	$10,139	4.3%
Non-Same Properties	43,910	15,059	28,851	191.6
Rental revenues	289,625	250,635	38,990	15.6

Same Properties	75,783	69,693	6,090	8.7
Non-Same Properties	6,210	2,466	3,744	151.8
Tenant recoveries	81,993	72,159	9,834	13.6

Income from rentals	371,618	322,794	48,824	15.1

Same Properties	93	72	21	29.2
Non-Same Properties	2,145	2,168	(23)	(1.1)
Other income	2,238	2,240	(2)	(0.1)

Same Properties	321,591	305,341	16,250	5.3
Non-Same Properties	52,265	19,693	32,572	165.4
Total revenues	373,856	325,034	48,822	15.0

Same Properties	88,958	82,277	6,681	8.1
Non-Same Properties	16,731	9,631	7,100	73.7
Rental operations	105,689	91,908	13,781	15.0

Same Properties	232,633	223,064	9,569	4.3
Non-Same Properties	35,534	10,062	25,472	253.2
Net operating income	$268,167	$233,126	$35,041	15.0%

Net operating income – Same Properties	$232,633	$223,064	$9,569	4.3%
Straight-line rent revenue	(14,664)	(23,294)	8,630	(37.0)
Amortization of acquired below-market leases	(2,927)	(3,403)	476	(14.0)
Net operating income – Same Properties (cash basis)	$215,042	$196,367	$18,675	9.5%

Income from rentals

Total income from rentals for the three months ended June 30, 2019, increased by $48.8 million, or 15.1%, to $371.6 million, compared to $322.8 million for the three months ended June 30, 2018, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Income from rentals – rental revenues

Total rental revenues for the three months ended June 30, 2019, increased by $39.0 million, or 15.6%, to $289.6 million, compared to $250.6 million for the three months ended June 30, 2018. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $28.9 million primarily related to 1.2 million RSF of development and redevelopment projects placed into service subsequent to April 1, 2018, and 29 operating properties aggregating 2.0 million RSF acquired subsequent to April 1, 2018.

Rental revenues from our Same Properties for the three months ended June 30, 2019, increased by $10.1 million, or 4.3%, to $245.7 million, compared to $235.6 million for the three months ended June 30, 2018. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since April 1, 2018.

Income from rentals – tenant recoveries

Tenant recoveries for the three months ended June 30, 2019, increased by $9.8 million, or 13.6%, to $82.0 million, compared to $72.2 million for the three months ended June 30, 2018. This increase is primarily due to an increase from our Non-Same Properties described above. Same Properties’ tenant recoveries for the three months ended June 30, 2019, increased by $6.1 million, or 8.7%, primarily due to the increase in recoverable operating expenses for the three months ended June 30, 2019, as discussed under “Rental Operations” below. As of June 30, 2019, 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended June 30, 2019 and 2018, was $2.2 million and $2.2 million, respectively, primarily consisting of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the three months ended June 30, 2019, increased by $13.8 million, or 15.0%, to $105.7 million, compared to $91.9 million for the three months ended June 30, 2018. Approximately $7.1 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to development and redevelopment projects and acquired properties as discussed above under “Income from Rentals.”

Same Properties’ rental operating expenses increased by $6.7 million, or 8.1%, to $89.0 million during the three months ended June 30, 2019, compared to $82.3 million for the three months ended June 30, 2018. Approximately $2.5 million of the increase was due to the higher tax expense stemming from a new 3.5% gross receipts tax on rental revenues in the city of San Francisco that went into effect on January 1, 2019, and an increase in property tax expense resulting from the higher assessed values of some of our properties in Greater Boston. The remaining $4.2 million increase was mainly a result of the higher repairs and maintenance expenses, contract services, and payroll incurred during the three months ended June 30, 2018.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2019, increased by $3.5 million, or 15.2%, to $26.4 million, compared to $22.9 million for the three months ended June 30, 2018. Approximately $1 million of the increase reflects incremental leasing costs recognized in expense in the current period, resulting from our adoption of a new accounting standard on leases on January 1, 2019. For a detailed discussion related to this new standard, refer to the “Lease Accounting” section of Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report.

The remaining increase of approximately $2.5 million of general and administrative expenses was due to a 23.2% increase in our employee headcount since April 1, 2018, to accommodate the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired subsequent to April 1, 2018, as discussed under “Income from Rentals” above. As a percentage of net operating income, our general and administrative expenses for the three months ended June 30, 2019 and 2018, were 9.5% and 9.4%, respectively.

Interest expense

Interest expense for the three months ended June 30, 2019 and 2018, consisted of the following (dollars in thousands):

	Three Months Ended June 30,
Component	2019	2018	Change
Interest incurred	$64,553	$53,624	$10,929
Capitalized interest	(21,674)	(15,527)	(6,147)
Interest expense	$42,879	$38,097	$4,782

Average debt balance outstanding (1)	$6,129,748	$5,406,946	$722,802
Weighted-average annual interest rate (2)	4.2%	4.0%	0.2%

(1)	Represents the average debt balance outstanding during the respective periods.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$650 million unsecured senior notes payable – green bonds	4.03%	June 2018/ March 2019	$5,798
$450 million unsecured senior notes payable	4.81%	June 2018	4,707
$300 million unsecured senior notes payable	4.93%	March 2019	3,640
$350 million unsecured senior notes payable – green bonds	3.96%	March 2019	3,338
Fluctuations in interest rate and average balance:
Higher rates for interest rate hedge agreements in effect			1,245
Total increases			18,728
Decreases in interest incurred due to:
Repayments of debt:
Secured construction loan	3.29%	March 2019	(2,885)
Secured notes payable	8.15%	January 2019	(2,089)
2019 unsecured senior bank term loan	2.75%	September 2018	(1,585)
Fluctuations in interest rate and average balance:
$2.2 billion unsecured senior line of credit and senior bank term loan			(1,228)
Other decrease in interest			(12)
Total decreases			(7,799)
Change in interest incurred			10,929
Increase in capitalized interest			(6,147)
Total change in interest expense			$4,782

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended June 30, 2019, increased by $15.6 million, or 13.1%, to $134.4 million, compared to $118.9 million for the three months ended June 30, 2018. The increase is primarily due to additional depreciation from 1.2 million RSF of development and redevelopment projects placed into service subsequent to April 1, 2018, and 29 operating properties aggregating 2.0 million RSF acquired subsequent to April 1, 2018.

Investment income

During the three months ended June 30, 2019, we recognized $21.5 million of investment income, which consisted of $10.4 million of realized gains and $11.1 million of unrealized gains. Realized gains of $10.4 million for the three months ended June 30, 2019, primarily consisted of proceeds received from our investments in privately held entities that report NAV. Unrealized gains of $11.1 million recognized during the three months ended June 30, 2019, primarily consisted of increases in the fair values of our investments in publicly traded companies.

During the three months ended June 30, 2018, we recognized $12.5 million of investment income, which consisted of $7.5 million of realized gains and $5.1 million of unrealized gains. Refer to Note 7 – “Investments” to these unaudited consolidated financial statements for further details.

Sales of real estate assets

During the three months ended June 30, 2018, we recognized an impairment of real estate of $6.3 million related to one land parcel located in Northern Virginia that was classified as held for sale as of June 30, 2018, and was sold in July 2018 for a sales price of $6.0 million with no gain or loss.

Comparison of results for the six months ended June 30, 2019, to the six months ended June 30, 2018

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for definitions of “Tenant Recoveries” and “Net Operating Income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Income from rentals:
Same Properties	$464,450	$447,953	$16,497	3.7%
Non-Same Properties	99,738	47,167	52,571	111.5
Rental revenues	564,188	495,120	69,068	13.9

Same Properties	145,512	137,079	8,433	6.2
Non-Same Properties	16,667	8,250	8,417	102.0
Tenant recoveries	162,179	145,329	16,850	11.6

Income from rentals	726,367	640,449	85,918	13.4

Same Properties	234	134	100	74.6
Non-Same Properties	6,097	4,590	1,507	32.8
Other income	6,331	4,724	1,607	34.0

Same Properties	610,196	585,166	25,030	4.3
Non-Same Properties	122,502	60,007	62,495	104.1
Total revenues	732,698	645,173	87,525	13.6

Same Properties	172,145	162,043	10,102	6.2
Non-Same Properties	35,045	21,636	13,409	62.0
Rental operations	207,190	183,679	23,511	12.8

Same Properties	438,051	423,123	14,928	3.5
Non-Same Properties	87,457	38,371	49,086	127.9
Net operating income	$525,508	$461,494	$64,014	13.9%

Net operating income – Same Properties	$438,051	$423,123	$14,928	3.5%
Straight-line rent revenue	(28,935)	(48,429)	19,494	(40.3)
Amortization of acquired below-market leases	(5,972)	(7,162)	1,190	(16.6)
Net operating income – Same Properties (cash basis)	$403,144	$367,532	$35,612	9.7%

Income from rentals

Total income from rentals for the six months ended June 30, 2019, increased by $85.9 million, or 13.4%, to $726.4 million, compared to $640.4 million for the six months ended June 30, 2018, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Income from rentals – rental revenues

Total rental revenues for the six months ended June 30, 2019, increased by $69.1 million, or 13.9%, to $564.2 million, compared to $495.1 million for the six months ended June 30, 2018. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $52.6 million primarily related to 1.4 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2018, and 33 operating properties aggregating 2.3 million RSF acquired subsequent to January 1, 2018.

Rental revenues from our Same Properties for the six months ended June 30, 2019, increased by $16.5 million, or 3.7%, to $464.5 million, compared to $448.0 million for the six months ended June 30, 2018. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2018. Refer to the “Leasing” subsection of the “Operating Summary” section within this Item 2 for additional information on our leasing activity.

Income from rentals – tenant recoveries

Tenant recoveries for the six months ended June 30, 2019, increased by $16.9 million, or 11.6%, to $162.2 million, compared to $145.3 million for the six months ended June 30, 2018. This increase is consistent with the increase in our rental operating expenses of $23.5 million, or 12.8%, as discussed under “Rental Operations” below. Same Properties’ tenant recoveries for the six months ended June 30, 2019, increased by $8.4 million, or 6.2%, primarily due to the increase in recoverable operating expenses for the six months ended June 30, 2019, as discussed below. As of June 30, 2019, 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the six months ended June 30, 2019 and 2018 was, $6.3 million and $4.7 million, respectively, primarily consisting of construction management fees and interest income earned during each respective year.

Rental operations

Total rental operating expenses for the six months ended June 30, 2019, increased by $23.5 million, or 12.8%, to $207.2 million, compared to $183.7 million for the six months ended June 30, 2018. Approximately $13.4 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to 1.4 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2018, and 33 operating properties aggregating 2.3 million RSF acquired subsequent to January 1, 2018.

Same Properties’ rental operating expenses increased by $10.1 million, or 6.2%, to $172.1 million during the six months ended June 30, 2019, compared to the $162.0 million for the six months ended June 30, 2018. Approximately $3.8 million of the increase was due to the higher tax expense stemming from a new 3.5% gross receipts tax on rental revenues in the city of San Francisco that went into effect on January 1, 2019, and an increase in property tax expense resulting from the higher assessed values of some of our properties in Greater Boston. The remaining $6.3 million increase was mainly a result of the higher repairs and maintenance expenses and payroll incurred during the six months ended June 30, 2018.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2019, increased by $5.8 million, or 12.7%, to $51.1 million, compared to $45.4 million for the six months ended June 30, 2018. Approximately $2 million of the increase reflects incremental leasing costs recognized in expense in the current period, resulting from our adoption of a new accounting standard on leases on January 1, 2019. For a detailed discussion related to this new standard, refer to the “Lease Accounting” section of Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report.

The remaining increase of approximately $3.8 million of general and administrative expenses was due to a 28.2% increase in our employee headcount since January 1, 2018, to accommodate the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2018, as discussed under “Income from Rentals” above. As a percentage of net operating income, our general and administrative expenses for the trailing 12 months ended June 30, 2019 and 2018, were 9.5% and 9.4%, respectively.

Interest expense

Interest expense for the six months ended June 30, 2019 and 2018, consisted of the following (dollars in thousands):

	Six Months Ended June 30,
Component	2019	2018	Change
Interest incurred	$122,162	$103,899	$18,263
Capitalized interest	(40,183)	(28,887)	(11,296)
Interest expense	$81,979	$75,012	$6,967

Average debt balance outstanding (1)	$5,958,590	$5,251,827	$706,763
Weighted-average annual interest rate (2)	4.1%	4.0%	0.1%

(1)	Represents the average debt balance outstanding during the respective periods.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$650 million unsecured senior notes payable – green bonds	4.03%	June 2018/ March 2019	$10,292
$450 million unsecured senior notes payable	4.81%	June 2018	10,002
$300 million unsecured senior notes payable	4.93%	March 2019	4,044
$350 million unsecured senior notes payable – green bonds	3.96%	March 2019	3,709
Fluctuations in interest rate and average balance:
$2.2 billion unsecured senior line of credit and senior bank term loan			1,338
Total increases			29,385
Decreases in interest incurred due to:
Repayments of debt:
Secured construction loan	3.29%	March 2019	(3,591)
Secured notes payable	8.15%	January 2019	(4,188)
2019 Unsecured senior bank term loan	2.75%	September 2018	(2,991)
Other decrease in interest			(352)
Total decreases			(11,122)
Change in interest incurred			18,263
Increase in capitalized interest			(11,296)
Total change in interest expense			$6,967

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

In anticipation of LIBOR cessation at the end of 2021, we have been actively reducing borrowings outstanding on our LIBOR-based loans. As of June 30, 2019, our outstanding debt included only two LIBOR-based loans: our $2.2 billion unsecured senior line of credit with an outstanding balance of $514.0 million and our unsecured senior bank term loan with an outstanding balance of $350.0 million. The aggregate outstanding balance of the aforementioned LIBOR-based loans represented less than 15% of our total debt balance outstanding as of June 30, 2019. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” within this quarterly report on Form 10-Q for our sensitivity analysis of interest rate risk related to LIBOR fluctuations.

Depreciation and amortization

Depreciation and amortization expense for the six months ended June 30, 2019, increased by $35.5 million, or 15.2%, to $268.5 million, compared to $233.1 million for the six months ended June 30, 2018. The increase is primarily due to additional depreciation from 1.4 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2018, and 33 operating properties aggregating 2.3 million RSF acquired subsequent to January 1, 2018.

Investment income

During six months ended June 30, 2019, we recognized $105.1 million of investment income, which included $21.8 million of realized gains and $83.3 million of unrealized gains. Realized gains of $21.8 million for the six months ended June 30, 2019, primarily related to the sales of our investments in publicly traded companies. Unrealized gains of $83.3 million during the six months ended June 30, 2019, primarily consisted of increases in fair values of our investments in publicly traded companies aggregating $44.5 million and increases in fair values of our investments in privately held entities that report NAV aggregating $29.3 million.

During the six months ended June 30, 2018, we recognized $98.1 million of investment income, which included $20.8 million of realized gains and $77.3 million of unrealized gains. Refer to Note 7 – “Investments” to these unaudited consolidated financial statements for further details.

Sales of real estate assets

During the six months ended June 30, 2018, we recognized an impairment of real estate of $6.3 million related to one land parcel located in Northern Virginia that was classified as held for sale as of June 30, 2018, and was sold in July 2018 for a sales price of $6.0 million with no gain or loss.

Loss on early extinguishment of debt

During the six months ended June 30, 2019, we repaid early one secured note payable aggregating $106.7 million, which was originally due in 2020 and bore interest at 7.75%, and recognized a loss on early extinguishment of debt of $7.1 million, including the write-off of unamortized loan fees. Additionally, during the six months ended June 30, 2019, we repaid early the remaining $193.1 million balance of our secured construction loan related to 50/60 Binney Street and recognized a loss on early extinguishment of debt of $269 thousand.

Preferred stock redemption charge

During the six months ended June 30, 2019, we repurchased, in privately negotiated transactions, 275,000 outstanding shares of our Series D Convertible Preferred Stock and recognized a preferred stock redemption charge of $2.6 million.

Projected results

On June 20, 2019, we filed a Current Report on Form 8-K with updated guidance for the year ending December 31, 2019. We present further updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, as adjusted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2019, as set forth, and as adjusted, in the tables below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable GAAP measure, to funds from operations per share and funds from operations per share, as adjusted, non-GAAP measures, and other key assumptions included in our updated guidance for the year ending December 31, 2019. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-Looking Statements” in this Item 2.

Guidance
Summary of Key Changes in Guidance	As of 7/29/19	As of 6/20/19
EPS, FFO per share, and FFO per share, as adjusted	See updates below
Rental rate increases	27.0% to 30.0%	26.0% to 29.0%
Rental rate increases (cash basis)	14.0% to 17.0%	13.0% to 16.0%

Projected Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted, as Adjusted	As of 7/29/19	As of 6/20/19
Earnings per share(1)	$2.39 to $2.47	$2.65 to $2.75
Depreciation and amortization	4.85	4.85
Allocation of unvested restricted stock awards	(0.05)	(0.05)
Funds from operations per share(2)	$7.19 to $7.27	$7.45 to $7.55
Unrealized gains on non-real estate investment(1)	(0.75)	(0.65)
Loss on early extinguishment of debt(3)	0.45	0.07
Preferred stock redemption charge	0.02	0.02
Allocation to unvested restricted stock awards	0.01	0.01
Funds from operations per share, as adjusted	$6.92 to $7.00	$6.90 to $7.00
Midpoint	$6.96	$6.95

(1)
Excludes future unrealized gains or losses from changes in fair value of equity investments after June 30, 2019, that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.

(2)
Calculated in accordance with standards established by the Advisory Board of Governors of Nareit (the “Nareit Board of Governors”). Refer to the definition of “Funds From Operations and Funds From Operations, As Adjusted, Attributable to Alexandria’s Common Stockholders” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

(3)
In July 2019, we issued $1.25 billion of unsecured senior notes payable and made a partial repayment of $175.0 million on our unsecured senior bank term loan. Also in July 2019, we refinanced an aggregate $950.0 million of unsecured senior notes payable comprising $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due 2022, pursuant to a cash tender offer completed on July 17, 2019, and a subsequent call for redemption. The redemption is expected to settle on August 16, 2019. As a result of our refinancing and partial repayment, we expect to recognize a loss, primarily related to the early extinguishment of debt, of $43 million, or $0.38 per share, during the three months ending September 30, 2019.

Key Assumptions(1) (Dollars in millions)	2019 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2019(2)	97.2%	97.8%

Lease renewals and re-leasing of space:
Rental rate increases	27.0%	30.0%
Rental rate increases (cash basis)	14.0%	17.0%

Same property performance:
Net operating income increase	1.0%	3.0%
Net operating income increase (cash basis)	6.0%	8.0%

Straight-line rent revenue	$95	$105	(3)
General and administrative expenses	$108	$113
Capitalization of interest	$79	$89
Interest expense	$167	$177

(1)
The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs because these project costs will no longer qualify for capitalization and will therefore be expensed as incurred. Our assumptions for occupancy, rental rate increases, same property net operating income increase, straight-line rent revenue, general and administrative expenses, capitalization of interest, and interest expense presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors”; and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10‑K for the year ended December 31, 2018. To the extent our full-year earnings guidance is updated during the year, we will provide disclosure supporting reasons for any significant changes to such guidance.

(2)
On June 20, 2019, we updated guidance for occupancy percentage for operating properties in North America as of December 31, 2019, to reflect the pending acquisition of a campus located in our San Diego market that includes multiple operating buildings aggregating 560,000 RSF which is 76% leased. Additionally, as expected, we will commence renovations on 116,556 RSF at 3545 Cray Court in our Torrey Pines submarket upon expiration of the existing lease in the third quarter of 2019. In aggregate for these items, we expect a temporary decline in occupancy percentage in North America of approximately 1% from the second quarter to the third quarter of 2019.

(3)
Approximately 45% of straight-line rent revenue represents initial free rent on recently delivered and expected 2019 deliveries of new Class A properties from our development and redevelopment pipeline.

Key Credit Metrics	2019 Guidance
Net debt to Adjusted EBITDA – fourth quarter of 2019, annualized	Less than or equal to 5.3x
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2019, annualized	Less than or equal to 5.4x
Fixed-charge coverage ratio – fourth quarter of 2019, annualized	Greater than 4.0x
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2019	Less than 15%

Consolidated and unconsolidated real estate joint ventures

We present components of balance sheet and operating results information for the noncontrolling interest share of our consolidated real estate joint ventures and for our share of investments in unconsolidated real estate joint ventures to help investors estimate balance sheet and operating results information related to our partially owned entities. These amounts are estimated by computing, for each joint venture that we consolidate in our financial statements, the noncontrolling interest percentage of each financial item to arrive at the cumulative noncontrolling interest share of each component presented. In addition, for our real estate joint ventures that we do not control and do not consolidate, we apply our economic ownership percentage to the unconsolidated real estate joint ventures to arrive at our proportionate share of each component presented. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for further discussion.

Consolidated Real Estate Joint Ventures (controlled by us through contractual rights or majority voting rights)
Property/Market/Submarket	Noncontrolling(1) Interest Share
75/125 Binney Street/Greater Boston/Cambridge	60.0%
225 Binney Street/Greater Boston/Cambridge	70.0%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	40.0%
1500 Owens Street/San Francisco/Mission Bay/SoMa	49.9%
Campus Pointe by Alexandria/San Diego/University Town Center(2)	45.0%
9625 Towne Centre Drive/San Diego/University Town Center	49.9%

Unconsolidated Real Estate Joint Ventures (controlled jointly or by our JV partners through contractual rights or majority voting rights)
Property/Market/Submarket	Our Ownership Share(3)
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	10.0%
Menlo Gateway/San Francisco/Greater Stanford	48.3%	(4)
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(5)
704 Quince Orchard Road/Maryland/Gaithersburg	56.8%	(5)

(1)	In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in four other joint ventures in North America.

(2)	Includes 10290 and 10300 Campus Point Drive and 4110 Campus Point Court in our University Town Center submarket.

(3)	In addition to the unconsolidated real estate joint ventures listed, we hold one other insignificant unconsolidated real estate joint venture in North America.

(4)	As of June 30, 2019, we had a 48.3% ownership interest in Menlo Gateway and expect our ownership to increase to 49% through future funding of construction costs in 2019.

(5)	Represents our ownership interest; our voting interest is limited to 50%.

Our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms as of June 30, 2019, (dollars in thousands):

		Maturity Date	Stated Rate	Interest Rate(1)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share				Debt Balance(2)	Remaining Commitments
1401/1413 Research Boulevard	65.0%	5/17/20	L+2.50%	5.91%	$22,696	$5,997
1655 and 1725 Third Street	10.0%	6/29/21	L+3.70%	6.14%	253,366	121,634
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	4.59%	6,997	7,865
Menlo Gateway, Phase II	48.3%	5/1/35	4.53%	4.59%	8,019	147,784
Menlo Gateway, Phase I	48.3%	8/10/35	4.15%	4.18%	143,334	—
					$434,412	$283,280

(1)	Includes interest expense and amortization of loan fees.

(2)	Represents outstanding principal, net of unamortized deferred financing costs.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2019		June 30, 2019
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Total revenues	$20,874	$38,679	$3,230	$6,051
Rental operations	(5,842)	(10,752)	(723)	(1,290)
	15,032	27,927	2,507	4,761
General and administrative	(94)	(128)	(33)	(65)
Interest	—	—	(239)	(469)
Depreciation and amortization	(6,744)	(12,163)	(973)	(1,819)
Fixed returns allocated to redeemable noncontrolling interests(1)	218	435	—	—
	$8,412	$16,071	$1,262	$2,408

Straight-line rent and below-market lease revenue	$779	$1,801	$563	$1,016
Funds from operations	$15,156	$28,234	$2,235	$4,227

(1)
Represents an allocation of joint venture earnings to redeemable noncontrolling interests primarily in one property in our South San Francisco submarket. These redeemable noncontrolling interests earn a fixed return on their investment rather than participate in the operating results of the property.

	As of June 30, 2019
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$713,892	$444,845
Cash and cash equivalents	21,439	7,350
Restricted cash	—	99
Other assets	70,029	28,881
Secured notes payable	—	(117,103)
Other liabilities	(22,911)	(29,910)
Redeemable noncontrolling interests	(10,994)	—
	$771,455	$334,162

During the six months ended June 30, 2019 and 2018, our consolidated real estate joint ventures distributed an aggregate of $24.6 million and $18.4 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

	June 30, 2019
	Three Months Ended	Six Months Ended	Year Ended December 31, 2018
Realized gains	$10,442	$21,792	$37,129	(1)
Unrealized gains	11,058	83,264	99,634
Investment income	$21,500	$105,056	$136,763

Investments	Cost	Adjustments	Carrying Amount
Fair value:
Publicly traded companies	$186,688	$107,396	$294,084
Entities that report NAV	240,177	142,448	382,625

Entities that do not report NAV:
Entities with observable price changes	41,187	73,575	114,762
Entities without observable price changes	266,383	—	266,383
June 30, 2019	$734,435	$323,419	$1,057,854

March 31, 2019	$688,543	$312,361	$1,000,904

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

$734.4M
Cost
$1.1B
Carrying Amount

Liquidity

Net Debt to Adjusted EBITDA(1) Net Debt and Preferred Stock to Adjusted EBITDA(1)	Unsecured Senior Line of Credit Balance
	(In millions)

5.4x
5.5x
5.8x
5.8x
≤5.3x
≤5.4x
12/31/18
6/30/19
12/31/19
Goal
Net debt to adjusted EBITDA
Net debt and preferred stock to adjusted EBITDA

$1,650
$28
$1,650
$50
$2,200
$208
12/31/16
12/31/17
12/31/18
Remaining amounts available for borrowing under our unsecured senior line of credit

Fixed-Charge Coverage Ratio(1)	Liquidity(2)
	$3.4B

	(In millions)
	Availability under our $2.2 billion unsecured senior line of credit	$1,686
	Outstanding forward equity sales agreements	1,132
	Cash, cash equivalents, and restricted cash	238
	Investments in publicly traded companies	294
		$3,350

(1)	Quarter annualized.

(2)	As of June 30, 2019.

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

The following table presents the availability under our $2.2 billion unsecured senior line of credit; forward equity sales agreements; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of June 30, 2019 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
$2.2 billion unsecured senior line of credit	L+0.825%	$2,200,000	$514,000	$1,686,000
Outstanding forward equity sales agreements				1,132,209
Cash, cash equivalents, and restricted cash				238,225
Investments in publicly traded companies				294,084
Total liquidity				$3,350,518

Cash, cash equivalents, and restricted cash

As of June 30, 2019, and December 31, 2018, we had $238.2 million and $272.1 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, cash flows from operating activities, proceeds from real estate asset sales, non-real estate investment sales, borrowings under our $2.2 billion unsecured senior line of credit, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Net cash provided by operating activities	$308,340	$258,241	$50,099
Net cash used in investing activities	$(1,452,237)	$(1,268,899)	$(183,338)
Net cash provided by financing activities	$1,109,218	$1,056,486	$52,732

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the six months ended June 30, 2019, increased to $308.3 million, compared to $258.2 million for the six months ended June 30, 2018. This increase was primarily attributable to (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2018, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2018.

Investing activities

Cash used in investing activities for the six months ended June 30, 2019 and 2018, consisted of the following (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018
Sources of cash from investing activities:
Sales of investments	$49,967	$44,707	$5,260
Returns of deposits for investing activities	—	5,500	(5,500)
	49,967	50,207	(240)
Uses of cash for investing activities:
Purchases of real estate	715,030	688,698	26,332
Additions to real estate	577,322	431,225	146,097
Deposits paid for investing activities	9,000	—	9,000
Investments in unconsolidated real estate joint ventures	95,950	44,486	51,464
Additions to investments	104,902	118,775	(13,873)
Acquisitions of interests in unconsolidated real estate joint ventures	—	35,922	(35,922)
	1,502,204	1,319,106	183,098

Net cash used in investing activities	$1,452,237	$1,268,899	$183,338
The change in net cash used in investing activities for the six months ended June 30, 2019, is primarily due to an increased use of cash for property acquisitions, additions to real estate, and for investments in unconsolidated real estate joint ventures, partially offset by lower acquisitions of interests in unconsolidated real estate joint ventures. Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for further information.

Financing activities

Cash flows provided by financing activities for the six months ended June 30, 2019 and 2018, consisted of the following (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Borrowings from secured notes payable	$—	$9,044	$(9,044)
Repayments of borrowings from secured notes payable	(302,878)	(3,162)	(299,716)
Proceeds from issuance of unsecured senior notes payable	854,209	899,321	(45,112)
Borrowings from unsecured senior line of credit	2,114,000	2,469,000	(355,000)
Repayments of borrowings from unsecured senior line of credit	(1,808,000)	(2,519,000)	711,000
Payments of loan fees	(15,796)	(8,003)	(7,793)
Changes related to debt	841,535	847,200	(5,665)

Taxes paid related to net settlement of equity awards	(4,086)	—	(4,086)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(9,240)	—	(9,240)
Proceeds from issuance of common stock	85,394	400,207	(314,813)
Dividend payments	(221,046)	(185,644)	(35,402)
Contributions from and sales of noncontrolling interests	441,251	14,564	426,687
Distributions to and purchases of noncontrolling interests	(24,590)	(19,841)	(4,749)
Net cash provided by financing activities	$1,109,218	$1,056,486	$52,732

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2019, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Summary of Key Changes in Key Sources and Uses of Capital Guidance (In millions)	Guidance Midpoint
	As of 7/29/19	As of 6/20/19
Issuance of unsecured senior notes payable	$2,100	$850
Repayments of unsecured senior notes payable	$(950)	$—
Repayments of unsecured senior bank term loan	$(175)	$—

Key Sources and Uses of Capital (In millions)	2019 Guidance			Certain Completed Items
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$170	$210	$190
Incremental debt	610	570	590
Real estate dispositions and partial interest sales	820	920	870	$438	(1)
Common equity	1,150	1,250	1,200	$1,218	(2)
Total sources of capital	$2,750	$2,950	$2,850

Uses of capital:
Construction	$1,250	$1,350	$1,300
Acquisitions	1,500	1,600	1,550	(1)
Total uses of capital	$2,750	$2,950	$2,850

Incremental debt (included above):
Issuance of unsecured senior notes payable	$2,100	$2,100	$2,100	$2,100	(3)
Assumption of secured note payable	28	28	28	$28
Repayments of unsecured senior notes payable	(950)	(950)	(950)	$(950)	(3)
Repayments of secured notes payable	(310)	(320)	(315)	$(300)
Repayments of unsecured senior bank term loan	(175)	(175)	(175)	$(175)	(3)
$2.2 billion unsecured senior line of credit/other	(83)	(113)	(98)
Incremental debt	$610	$570	$590

(1)	Refer to the “Acquisitions” and “Real Estate Asset Sales” subsections of the “Investments in Real Estate” section within this Item 2 for additional information.

(2)
Includes 602,484 shares of common stock for net proceeds of $86.1 million issued under our ATM program during the second quarter of 2019 and unsettled forward equity sales agreements to sell an aggregate of 8.1 million shares of our common stock.

(3)
In July 2019, we issued $1.25 billion of unsecured senior notes payable and made a partial repayment of $175.0 million on our unsecured senior bank term loan. Also in July 2019, we refinanced an aggregate $950.0 million of unsecured senior notes payable comprising $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due 2022, pursuant to a cash tender offer completed on July 17, 2019, and a subsequent call for redemption. The redemption is expected to settle on August 16, 2019. As a result of our refinancing and partial repayment, we expect to recognize a loss, primarily related to the early extinguishment of debt, of $43 million, or $0.38 per share, during the three months ending September 30, 2019.

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

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $170.0 million to $210.0 million of net cash flows from operating activities after payment of common stock and preferred stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2019. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2019, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed, along with contributions from Same Properties and recently acquired properties, to contribute significant increases in income from rentals, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $58 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash Flows” subsection of the “Liquidity” section within this Item 2 of this report for a discussion of cash flows provided by operating activities for the six months ended June 30, 2019.

Debt

In February 2019, S&P Global Ratings raised our corporate issuer credit rating to BBB+/Stable from BBB/Positive. The rating upgrade reflects our consistently strong operating performance and continued successful delivery of our value-creation pipeline.

The table below reflects the total commitments, outstanding balances, applicable margins, maturity dates, and facility fees for each of the following facilities as of June 30, 2019:

	Commitment	Balance(1)	Applicable Rate	Maturity Date	Facility Fee
Unsecured senior line of credit	$2.2 billion	$514 million	L+0.825%	January 2024(2)	0.15%
Unsecured senior bank term loan	$350 million	$350 million	L+0.90%	January 2025	N/A

(1)	Excludes loan fees and premiums (discounts) as of June 30, 2019.

(2)	Includes two six-month extension options that we control.

As of June 30, 2019, we had $514.0 million outstanding balance on our $2.2 billion unsecured senior line of credit and a $350 million outstanding principal balance on our unsecured senior bank term loan. Borrowings under the $2.2 billion unsecured senior line of credit and our unsecured senior bank term loan bear interest at LIBOR or the base rate specified in the agreement plus, in either case, a specified margin (the “Applicable Margin”) based on our existing credit ratings as set by certain rating agencies.

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

In March 2019, we completed an offering of $850.0 million of unsecured senior notes for net proceeds of $846.1 million. The unsecured senior notes consisted of $300.0 million of 4.85% Unsecured Senior Notes; $350.0 million of 3.80% Unsecured Senior Notes, the proceeds from which were allocated to fund recently completed and future eligible green projects and the repayment of a secured note payable related to 50/60 Binney Street, a recently completed Class A property, which was awarded LEED® Gold certification; and $200.0 million added to our outstanding 4.00% unsecured senior notes due on January 15, 2024, issued at a yield to maturity of 3.453%, which are part of the same series that was originally issued in 2018 and will also be used to fund recently completed and future eligible green projects. As of June 30, 2019, these notes had a weighted-average interest rate of 4.18% and a weighted-average maturity of 14.4 years.

In June 2019, we extended the maturity date of our unsecured senior bank term loan to January 2, 2025 from January 28, 2024, and in July 2019 we made a partial repayment of $175.0 million on its $350.0 million principal balance outstanding as of June 30, 2019.

In July 2019, we issued $1.25 billion of unsecured senior notes payable with a weighted-average interest rate of 3.72% and a weighted-average maturity of 19.5 years. The unsecured senior notes consisted of $750.0 million of 3.375% Unsecured Senior Notes and $500.0 million of 4.00% Unsecured Senior Notes. The proceeds were primarily used to refinance an aggregate $950.0 million of unsecured senior notes payable comprising $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due 2022, pursuant to a cash tender offer and a subsequent call for redemption. In July 2019, we tendered $318.6 million, or 79.64% of our outstanding 2.75% unsecured senior notes payable and $384.9 million, including $135,000 tendered via guaranteed deliveries, or 69.98%, of our outstanding 4.60% unsecured senior notes payable. The call for redemption of the remaining 2.75% and 4.60% unsecured senior notes payable is expected to settle on August 16, 2019. Additionally, we made a partial repayment of $175.0 million on the outstanding balance of our unsecured senior bank term loan, and used the remaining proceeds to reduce the outstanding balance of our unsecured senior line of credit. The weighted-average interest rate and maturity of the refinanced unsecured senior notes payable and partially repaid unsecured bank term loan were 3.94% and 2.4 years, respectively. As a result of our refinancing and partial repayment, we expect to recognize a loss, primarily related to the early extinguishment of debt, of $43 million during the three months ending September 30, 2019.

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

Management of LIBOR transition

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. In June 2017, the ARRC selected the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. Since 2012, we have been closely monitoring developments in the LIBOR transition and, subsequently, in the SOFR markets, and have implemented numerous proactive measures to minimize the potential impact to the Company, specifically:

•
We have been actively reducing borrowings outstanding on our LIBOR-based unsecured senior line of credit, unsecured senior bank term loans, and construction loans through repayments: from January 2017 to July 2019, we retired approximately $1.2 billion of such debt.

•
As of June 30, 2019, our outstanding debt included only two LIBOR-based loans: our $2.2 billion unsecured senior line of credit with an outstanding balance of $514.0 million and our unsecured senior bank term loan with an outstanding balance of $350.0 million. The aggregate outstanding balance of the aforementioned LIBOR-based loans represented less than 15% of our total debt balance outstanding as of June 30, 2019.

•
In July 2019, we completed a partial repayment of $175.0 million of our unsecured senior bank term loan balance and repaid all outstanding borrowings under our unsecured senior line of credit, further reducing our exposure to LIBOR. In addition, we will seek opportunities to further retire the remaining balance of the unsecured senior bank term loan prior to the end of 2021.

•	All of our interest rate swap agreements mature prior to LIBOR cessation at the end of 2021.

•
Our unsecured senior line of credit and unsecured senior bank term loan contain fallback language generally consistent with the ARRC’s Amendment Approach, which provides a streamlined amendment approach for negotiating a benchmark replacement and introduces clarity with respect to the fallback trigger events and an adjustment to be applied to the successor rate.

•	We continue to monitor developments by the ARRC and other governing bodies involved in LIBOR transition.

Refer to “Item 1A. Risk Factors” within this quarterly report on Form 10-Q for additional information about LIBOR replacement.

Real estate dispositions and common equity

We expect to continue the disciplined execution of select sales of operating assets. Future sales will provide an important source of capital to fund a portion of our highly leased value-creation development and redevelopment projects. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2019, we expect real estate dispositions and issuances of common equity ranging from $2.0 billion to $2.2 billion, which includes the sale of a 60% interest in 75/125 Binney Street, a Class A property located in our Cambridge submarket for a sales price of $438.0 million. We completed this partial interest sale during the three months ended March 31, 2019. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold. In addition, the amount of common equity issued will be subject to market conditions.

For additional information, refer to “Real Estate Asset Sales” subsection of the “Investments in Real Estate” section within this Item 2.

Common equity transactions

During the three and six months ended June 30, 2019, we completed issuances and entered into forward equity sales agreement for an aggregate of 8.7 million shares of common stock at a weighted-average price of $144.50 per share, for aggregate net proceeds of approximately $1.2 billion as follows:

•	Issued 602,484 shares of common stock, at a weighted-average price of $145.58 per share, for net proceeds of $86.1 million.

•
Entered into forward equity sales agreements to sell an aggregate of 8.1 million shares of common stock, at a weighted-average price of $144.42 per share, for aggregate proceeds (net of underwriters’ discounts) of approximately $1.1 billion, to be further adjusted as provided in the forward equity sales agreements, including:

(i) agreements to issue 4.4 million shares at a price of $145.00 per share expiring in June 2020.
(ii) agreements to issue 3.7 million shares at a weighted-average price of $143.73 per share expiring in July 2020.

•	We expect to settle our forward equity sales agreements in 2019.

•	We expect to establish a new ATM program during the third quarter of 2019.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the six months ended June 30, 2019, we received $441.3 million of contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 3.4 million RSF of Class A office/laboratory and tech office space undergoing construction and pre-construction, and intermediate-term and future value-creation projects supporting an aggregate of 7.3 million SF of ground-up development in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A Development and Redevelopment Properties: Projected 2019-2020 Deliveries and Pre-Construction Projects” and “Summary of Capital Expenditures” subsections of the “Investments in Real Estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2019 and 2018, of $40.2 million and $28.9 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, pre-construction, and construction projects, which aggregated $20.7 million and $13.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase in capitalized payroll and other indirect project costs for the six months ended June 30, 2019, compared to the same period in 2018 was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities aggregating eight projects with 1.2 million RSF in 2019 over 2018. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $6.1 million for the six months ended June 30, 2019.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions, which result directly from and are essential to the lease transaction, and would not have been incurred had that lease transaction not been successfully executed. During the six months ended June 30, 2019, we capitalized total initial direct leasing costs of $29.9 million. Effective January 1, 2019, costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section of Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1, and the “Acquisitions” subsection of the “Investments in Real Estate” section under Item 2 of this report for information on our acquisitions.

7.00% Series D cumulative convertible preferred stock repurchases

As of June 30, 2019, we had 2.3 million shares of our Series D Convertible Preferred Stock outstanding. During the six months ended June 30, 2019, we repurchased, in privately negotiated transactions, 275,000 shares of our Series D Convertible Preferred Stock at an aggregate price of $9.2 million, or $33.60 per share, and recognized a preferred stock redemption charge of $2.6 million.

We may seek to repurchase additional shares of our Series D Convertible Preferred Stock in the future, subject to market conditions. To the extent that we repurchase shares of our Series D Convertible Preferred Stock, we expect to fund such amounts with the proceeds from issuances, if any, of our common stock, subject to market conditions.

Dividends

During the six months ended June 30, 2019 and 2018, we paid the following dividends (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Common stock	$218,914	$183,040	$35,874
Series D Cumulative Convertible Preferred Stock	2,132	2,604	(472)
	$221,046	$185,644	$35,402

The increase in dividends paid on our common stock during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2018, as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $1.94 per common share paid during the six months ended June 30, 2019, from $1.80 per common share paid during the six months ended June 30, 2018.

Dividends paid on our Series D Convertible Preferred Stock during the six months ended June 30, 2019, decreased from the dividends paid during the six months ended June 30, 2018, due to a decrease in number of shares outstanding as a result of the repurchase of 402,000 outstanding shares of our Series D Convertible Preferred Stock during 2018 and the repurchase of 275,000 outstanding shares of our Series D Convertible Preferred Stock during the six months ended June 30, 2019.

Contractual obligations and commitments

Contractual obligations as of June 30, 2019, consisted of the following (in thousands):

		Payments by Period
	Total	2019	2020-2021	2022-2023	Thereafter
Secured and unsecured debt (1)(2)	$6,379,761	$3,179	$413,461	$1,161,775	$4,801,346
Estimated interest payments on fixed-rate and hedged variable-rate debt(3)	1,800,551	117,691	452,263	394,042	836,555
Ground lease obligations	644,656	7,029	27,329	27,223	583,075
Other obligations	8,377	853	1,135	1,676	4,713
Total	$8,833,345	$128,752	$894,188	$1,584,716	$6,225,689

(1)	Amounts represent principal amounts due and exclude unamortized premiums (discounts) and deferred financing costs reflected in the consolidated balance sheets under Item 1 of this report.

(2)	Payment dates reflect any extension options that we control.

(3)	Amounts are based upon contractual interest rates, including expenses related to our interest rate hedge agreements, interest payment dates, and scheduled maturity dates.

Secured notes payable

Secured notes payable as of June 30, 2019, consisted of six notes secured by 11 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.58%. As of June 30, 2019, the total book value of our investments in real estate securing debt was approximately $1.1 billion. As of June 30, 2019, our entire secured notes payable balance of $354.2 million, including unamortized discounts and deferred financing costs, was fixed-rate debt.

Unsecured senior notes payable, $2.2 billion unsecured senior line of credit, and unsecured senior bank term loan

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of June 30, 2019, were as follows:

Covenant Ratios(1)	Requirement	June 30, 2019
Total Debt to Total Assets	Less than or equal to 60%	36%
Secured Debt to Total Assets	Less than or equal to 40%	2%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	6.5x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	258%

(1)	All covenant ratio titles utilize terms as defined in the respective debt agreements.

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

The requirements of, and our actual performance with respect to, the key financial covenants under our $2.2 billion unsecured senior line of credit and unsecured senior bank term loan as of June 30, 2019, were as follows:

Covenant Ratios(1)	Requirement	June 30, 2019
Leverage Ratio	Less than or equal to 60.0%	30.0%
Secured Debt Ratio	Less than or equal to 45.0%	1.6%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.92x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	6.24x

(1)	All covenant ratio titles utilize terms as defined in the respective debt agreements.

Estimated interest payments

Estimated interest payments on our fixed-rate and hedged variable-rate debt were calculated based upon contractual interest rates, including estimated interest expense related to interest rate hedge agreements, interest payment dates, and scheduled maturity dates. As of June 30, 2019, 92% of our debt was fixed-rate debt or variable-rate debt subject to interest rate hedge agreements. Refer to the “Interest Rate Hedge Agreements” subsection below for additional information. The remaining 8% of our debt as of June 30, 2019, was unhedged variable-rate debt based on LIBOR. For additional information regarding our debt, refer to Note 10 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report.

Interest rate hedge agreements

Our derivative instruments consist of interest rate hedge agreements. We utilize interest rate derivatives to hedge a portion of our exposure to volatility in variable interest rates primarily associated with our $2.2 billion unsecured senior line of credit and unsecured senior bank term loan.

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

We have entered into master derivative agreements with our counterparties. These master derivative agreements (all of which are adapted from the standard International Swaps and Derivatives Association, Inc. form) define certain terms between us and each of our respective counterparties to address and minimize certain risks associated with our interest rate hedge agreements. In order to limit our risk of non-performance by an individual counterparty under our interest rate hedge agreements, these agreements are spread among various counterparties. The largest aggregate notional amount in effect at any single point in time with an individual counterparty in our interest rate hedge agreements existing as of June 30, 2019, was $100.0 million. If one or more of our counterparties fail to perform under our interest rate hedge agreements, we may incur higher costs associated with our variable-rate LIBOR-based debt than the interest costs we originally anticipated. We have not posted any collateral related to our interest rate hedge agreements.

Ground lease obligations

Ground lease obligations as of June 30, 2019, included leases for 30 of our properties, which accounted for approximately 12% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $8.1 million as of June 30, 2019, our ground lease obligations have remaining lease terms ranging from approximately 34 to 95 years, including available extension options which we are reasonably certain to exercise.

As of June 30, 2019, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $644.7 million and $8.4 million, respectively. As of June 30, 2019, all of our ground and office leases, in which we are the lessee, were classified as operating leases. Under the new lease accounting standard effective on January 1, 2019, described in detail under the “Lease Accounting” section of Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report, we are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of June 30, 2019, the present value of the remaining contractual payments, aggregating $653.0 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $243.6 million, which is classified in accounts payable, accrued expenses, and tenant security deposits in our consolidated balance sheet. As of June 30, 2019, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 45 years, and the weighted-average discount rate was 5.37%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $237.0 million. We classify the right-of-use asset in other assets in our consolidated balance sheets.

Commitments

As of June 30, 2019, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $985.9 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $9.2 million primarily related to construction projects.

In November 2017, we entered into an agreement with a real estate developer in the San Francisco Bay Area to own a 49% interest in a real estate joint venture at Menlo Gateway in our Greater Stanford submarket of San Francisco. Our total equity contribution commitment is $269.0 million, of which we have contributed $267.5 million through June 30, 2019.

We are committed to funding approximately $238.6 million for non-real estate investments, which primarily consists of $238.0 million related to investments in limited partnerships. Our funding commitments expire at various dates over the next 11 years, with a weighted-average expiration of 8.7 years as of June 30, 2019.

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

Accumulated other comprehensive income (loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders during the six months ended June 30, 2019 (in thousands):

	Net Unrealized Gains (Losses) on:
	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2018	$1,838	$(12,273)	$(10,435)

Other comprehensive (loss) income before reclassifications	(1,684)	2,800	1,116
Amounts reclassified from other comprehensive income to net income	(1,815)	—	(1,815)
Net other comprehensive (loss) income	(3,499)	2,800	(699)

Balance as of June 30, 2019	$(1,661)	$(9,473)	$(11,134)

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

Critical accounting policies

Refer to our annual report on Form 10‑K for the year ended December 31, 2018, for a discussion of our critical accounting policies related to investments in real estate, impairment of long-lived assets, equity investments, and interest rate hedge agreements. On January 1, 2019, we adopted a new lease accounting guidance that resulted in changes to the accounting policies related to the recognition of rental revenues and tenant recoveries, and to the monitoring of tenant credit quality, during the six months ended June 30, 2019. Refer to the “Lease Accounting” section of Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our critical accounting policies related to rental revenues, tenant recoveries, and monitoring of tenant credit quality.

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

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and six months ended June 30, 2019 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2019		June 30, 2019
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Net income	$8,412	$16,071	$1,262	$2,408
Depreciation and amortization	6,744	12,163	973	1,819
Funds from operations	$15,156	$28,234	$2,235	$4,227

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and six months ended June 30, 2019 and 2018. Per share amounts may not add due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$76,330	$52,016	$200,181	$184,991
Depreciation and amortization	134,437	118,852	268,524	233,071
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(6,744)	(3,914)	(12,163)	(7,781)
Our share of depreciation and amortization from unconsolidated real estate JVs	973	807	1,819	1,451
Assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	1,005	—	2,031	2,604
Allocation to unvested restricted stock awards	(1,445)	(1,042)	(3,740)	(3,212)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	204,556	166,719	456,652	411,124
Unrealized gains on non-real estate investments	(11,058)	(5,067)	(83,264)	(77,296)
Realized gain on non-real estate investment	—	—	—	(8,252)
Impairment real estate – land parcel	—	6,311	—	6,311
Loss on early extinguishment of debt	—	—	7,361	—
Preferred stock redemption charge	—	—	2,580	—
Removal of assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	(1,005)	—	(2,031)	(2,604)
Allocation to unvested restricted stock awards	179	(18)	1,157	1,140
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$192,672	$167,945	$382,455	$330,423

(1)
The assumed conversion requires the add back of preferred dividends paid on our 7.00% Series D cumulative convertible preferred stock, as shown here. Refer to “Weighted-Average Shares of Common Stock Outstanding – Diluted” within this section of this Item 2 for additional information.

(2)	Calculated in accordance with standards established by the Nareit Board of Governors.

	Three Months Ended June 30,		Six Months Ended June 30,
(Per share)	2019	2018	2019	2018
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$0.68	$0.51	$1.80	$1.83
Depreciation and amortization	1.15	1.13	2.32	2.23
Allocation to unvested restricted stock awards	—	(0.01)	(0.04)	(0.03)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	1.83	1.63	4.08	4.03
Unrealized gains on non-real estate investments	(0.10)	(0.05)	(0.75)	(0.76)
Realized gain on non-real estate investment	—	—	—	(0.08)
Impairment of land parcels and non-real estate investments	—	0.06	—	0.06
Loss on early extinguishment of debt	—	—	0.07	—
Preferred stock redemption charge	—	—	0.02	—
Allocation to unvested restricted stock awards	—	—	0.02	0.02
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.73	$1.64	$3.44	$3.27

Weighted-average shares of common stock outstanding(2) for calculations of:
EPS – diluted	111,501	102,236	111,279	101,191
Funds from operations – diluted, per share	112,077	102,236	111,857	101,933
Funds from operations – diluted, as adjusted, per share	111,501	102,236	111,279	101,191

(1)	Calculated in accordance with standards established by the Nareit Board of Governors.

(2)	Refer to “Weighted-Average Shares of Common Stock Outstanding – Diluted” within this section of this Item 2 for additional information.

Adjusted EBITDA and Adjusted EBITDA margin

We use Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments of real estate. Adjusted EBITDA also excludes unrealized gains or losses and significant realized gains and impairments that result from our non-real estate investments. These non-real estate investment amounts are classified in our consolidated statements of income outside of revenues.

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

The following table reconciles net income and revenues, the most directly comparable financial measures calculated and presented in accordance with GAAP, to Adjusted EBITDA and revenues, as adjusted, respectively, for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$87,179	$60,547	$223,997	$202,065
Interest expense	42,879	38,097	81,979	75,012
Income taxes	890	1,106	2,187	2,046
Depreciation and amortization	134,437	118,852	268,524	233,071
Stock compensation expense	11,437	7,975	22,466	15,223
Impairment of real estate	—	6,311	—	6,311
Loss on early extinguishment of debt	—	—	7,361	—
Unrealized gains on non-real estate investments	(11,058)	(5,067)	(83,264)	(77,296)
Adjusted EBITDA	$265,764	$227,821	$523,250	$456,432

Revenues	$373,856	$325,034	$732,698	$645,173
Non-real estate investments – total realized gains	10,442	7,463	21,792	20,795
Revenues, as adjusted	$384,298	$332,497	$754,490	$665,968

Adjusted EBITDA margin	69%	69%	69%	69%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental amount, in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of June 30, 2019, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of income.

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

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science, technology, and agtech campuses in AAA urban innovation clusters. These projects are generally focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Development projects generally consist of the ground-up development of generic and reusable facilities. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into office/laboratory, tech office, or agtech space. We generally will not commence new development projects for aboveground construction of new Class A office/laboratory, tech office, and agtech space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A properties.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA	$265,764	$227,821	$523,250	$456,432

Interest expense	$42,879	$38,097	$81,979	$75,012
Capitalized interest	21,674	15,527	40,183	28,887
Amortization of loan fees	(2,380)	(2,593)	(4,613)	(5,136)
Amortization of debt premiums	782	606	1,583	1,181
Cash interest	62,955	51,637	119,132	99,944
Dividends on preferred stock	1,005	1,302	2,031	2,604
Fixed charges	$63,960	$52,939	$121,163	$102,548

Fixed-charge coverage ratio:
– period annualized	4.2x	4.3x	4.3x	4.5x
– trailing 12 months	4.2x	4.3x	4.2x	4.3x

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended June 30, 2019, as reported by Bloomberg Professional Services. In addition, we monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decline below $10 billion, which are not immediately reflected in the twelve‑month average, may result in their exclusion from this measure.

Investments in real estate – value-creation square feet currently in rental properties

The following table represents RSF of buildings in operation as of June 30, 2019, that will be redeveloped or replaced with new development RSF upon commencement of future construction:

Property/Submarket	RSF
2021-2022 Pre-construction and future:
Pre-construction:
88 Bluxome Street/Mission Bay/SoMa	232,470
Future:
960 Industrial Road/Greater Stanford	110,000
99 A Street/Seaport Innovation District	8,715
118,715
351,185
Future:
219 East 42nd Street/New York City	349,947
4161 Campus Point Court/University Town Center	159,884
10260 Campus Point Drive/University Town Center	109,164
4045 Sorrento Valley Boulevard/Sorrento Valley	10,926
4075 Sorrento Valley Boulevard/Sorrento Valley	40,000
601 Dexter Avenue North/Lake Union	18,680
688,601
Total value-creation RSF currently included in rental properties	1,039,786

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

The following table reconciles debt to net debt, and to net debt and preferred stock, and computes the ratio of each to Adjusted EBITDA as of June 30, 2019, and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
Secured notes payable	$354,186		$630,547
Unsecured senior notes payable	5,140,914		4,292,293
Unsecured senior line of credit	514,000		208,000
Unsecured senior bank term loan	347,105		347,415
Unamortized deferred financing costs	36,905		31,413
Cash and cash equivalents	(198,909)		(234,181)
Restricted cash	(39,316)		(37,949)
Net debt	$6,154,885		$5,237,538

Net debt	$6,154,885		$5,237,538
7.00% Series D cumulative convertible preferred stock	57,461		64,336
Net debt and preferred stock	$6,212,346		$5,301,874

Adjusted EBITDA:
– quarter annualized	$1,063,056		$968,888
– trailing 12 months	$1,004,724		$937,906

Net debt to Adjusted EBITDA:
– quarter annualized	5.8	x	5.4	x
– trailing 12 months	6.1	x	5.6	x
Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.8	x	5.5	x
– trailing 12 months	6.2	x	5.7	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income, and to net operating income (cash basis) for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$87,179	$60,547	$223,997	$202,065

Equity in earnings of unconsolidated real estate joint ventures	(1,262)	(1,090)	(2,408)	(2,234)
General and administrative expenses	26,434	22,939	51,111	45,360
Interest expense	42,879	38,097	81,979	75,012
Depreciation and amortization	134,437	118,852	268,524	233,071
Impairment of real estate	—	6,311	—	6,311
Loss on early extinguishment of debt	—	—	7,361	—
Investment income	(21,500)	(12,530)	(105,056)	(98,091)
Net operating income	268,167	233,126	525,508	461,494
Straight-line rent revenue	(25,476)	(23,259)	(52,441)	(55,890)
Amortization of acquired below-market leases	(8,054)	(5,198)	(15,202)	(11,368)
Net operating income (cash basis)	$234,637	$204,669	$457,865	$394,236

Net operating income (cash basis) – annualized	$938,548	$818,676	$915,730	$788,472

Net operating income (from above)	$268,167	$233,126	$525,508	$461,494
Total revenues	$373,856	$325,034	$732,698	$645,173
Operating margin	72%	72%	72%	72%

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

Operating statistics

We present certain operating statistics related to our properties, including number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute the number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations at 100% for all properties in which we have an investment, including properties owned by our consolidated and unconsolidated real estate joint ventures. For operating metrics based on annual rental revenue, refer to “Annual Rental Revenue” within this section of this Item 2.

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

Tenant recoveries

Tenant recoveries represent revenues comprised of reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses and earned in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

On January 1, 2019, we adopted a new lease accounting standard and, among other practical expedients and policies, we elected the single component accounting policy. As a result of our election of the single component accounting policy, we account for rental revenues and tenant recoveries generated through the leasing of real estate assets that qualify for this policy as a single component, and classify associated revenue in income from rentals in our consolidated statements of income. Prior to the adoption of the new lease accounting standard, we presented rental revenues and tenant recoveries separately in our consolidated statements of income. Refer to the “Lease Accounting” section of Note 2 - “Summary of Significant Accounting Policies” for additional information. We continue to provide investors with a separate presentation of rental revenues and tenant recoveries in “Comparison of Results for the Three Months Ended June 30, 2019, to the Three Months Ended June 30, 2018” and “Comparison of Results for the Six Months Ended June 30, 2019, to the Six Months Ended June 30, 2018” sections within “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report because we believe it promotes investors’ understanding of the changes in our operating results. We believe that presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income from rentals	$371,618	$322,794	$726,367	$640,449
Rental revenues	(289,625)	(250,635)	(564,188)	(495,120)
Tenant recoveries	$81,993	$72,159	$162,179	$145,329

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unencumbered net operating income	$251,397	$204,843	$494,588	$403,442
Encumbered net operating income	16,770	28,283	30,920	58,052
Total net operating income	$268,167	$233,126	$525,508	$461,494
Unencumbered net operating income as a percentage of total net operating income	94%	88%	94%	87%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements, to fund acquisitions, fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. As of June 30, 2019, we had forward equity sales agreements outstanding to sell an aggregate 8.1 million shares of common stock, including 4.4 million shares expiring in June 2020 and 3.7 million shares expiring in July 2020. We also consider the effect of assumed conversion of our outstanding Series D Convertible Preferred Stock when determining potentially dilutive incremental shares to our common stock. When calculating the assumed conversion, we add back to net income or loss the dividends paid on our Series D Convertible Preferred Stock to the numerator and then include additional common shares assumed to have been issued (as displayed in the table below) to the denominator of the per share calculation. The effect of the assumed conversion is considered separately for our per share calculations of net income or loss; funds from operations, computed in accordance with the definition in the Nareit White Paper; and funds from operations, as adjusted. Our Series D Convertible Preferred Stock is dilutive and assumed to be converted when quarterly and annual basic EPS, funds from operations, or funds from operations, as adjusted, exceed approximately $1.75 and $7.00 per share, respectively, subject to conversion ratio adjustments and the impact of repurchases of our Series D Preferred Stock. The effect of the assumed conversion is included when it is dilutive on a per share basis. The dilutive effect to both numerator and denominator may result in a per share effect of less than a half cent, which would appear as zero in our per share calculation, even when the dilutive effect to the numerator alone appears in our reconciliation. Refer to Note 13 – “Earnings per Share” and Note 14 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for more information related to our forward equity sales agreements and our Series D Convertible Preferred Stock.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and six months ended June 30, 2019 and 2018 are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average shares of common stock outstanding:
Basic shares for EPS	111,433	101,881	111,245	100,878
Outstanding forward equity sales agreements	68	355	34	313
Series D Convertible Preferred Stock	—	—	—	—
Diluted shares for EPS	111,501	102,236	111,279	101,191

Basic shares for EPS	111,433	101,881	111,245	100,878
Outstanding forward equity sales agreements	68	355	34	313
Series D Convertible Preferred Stock	576	—	578	742
Diluted shares for FFO	112,077	102,236	111,857	101,933

Basic shares for EPS	111,433	101,881	111,245	100,878
Outstanding forward equity sales agreements	68	355	34	313
Series D Convertible Preferred Stock	—	—	—	—
Diluted shares for FFO, as adjusted	111,501	102,236	111,279	101,191

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

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. We have interest rate hedge agreements that are intended to reduce the effects of interest rate fluctuations. The following table illustrates the effect of a 1% change in interest rates on our fixed- and variable-rate debt after considering the effect of our interest rate hedge agreements as of June 30, 2019 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(3,509)
Rate decrease of 1%	$3,509

Effect on fair value of total consolidated debt and interest rate hedge agreements:
Rate increase of 1%	$(323,769)
Rate decrease of 1%	$356,560

These amounts are determined by considering the effect of the hypothetical interest rates on our borrowing cost and our interest rate hedge agreements in existence on June 30, 2019. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of income. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of June 30, 2019 (in thousands):

Equity price risk:
Fair value increase of 10%	$105,785
Fair value decrease of 10%	$(105,785)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of income are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of income when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of June 30, 2019 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$10
Rate decrease of 10%	$(10)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$10,063
Rate decrease of 10%	$(10,063)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the six months ended June 30, 2019, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2019, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2018, except for the following updates:

Changes to trade policy, including tariff and import/export regulations, could adversely affect our business operations or those of our tenants.

Changes within and outside of the U.S. leading to political instability, geopolitical tensions, currency controls, changes in import and export regulations, changes in tariff and freight rates, and changes to laws and policies governing trade, manufacturing, development, and investment in the countries where we currently have and own properties, purchase equipment or materials, or have lease agreements with tenants may adversely affect our business or that of our tenants. Our business operations include the development and redevelopment of value creation projects, which may require us to purchase equipment or supplies from vendors who are affected by such changes in laws or policies. As a result, we may experience delays, increases in costs, or difficulty in obtaining needed supplies, which may result in our failure to complete our value creation projects as intended. Additionally, our tenants who conduct business in countries subject to such changes may be adversely affected and unable to operate their businesses, which may impact their financial condition, ability to make rental payments, and ability to renew lease agreements, which in turn could adversely affect our financial condition, results of operations, cash flows, and our ability to make distributions to our stockholders.

The U.S. President has proposed or implemented changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on certain U.S. imports, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we or our tenants may conduct business. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in further impact to the U.S. economy and our or our tenants’ businesses. An example of such changes includes the U.S. President’s negotiation and signing of a replacement trade deal for the North American Free Trade Agreement with Mexico and Canada, known as the United States-Mexico-Canada Agreement ("USMCA"), which has not yet been ratified. We cannot be certain what the final provisions of the USMCA will include and how those provisions will impact our business or that of our tenants. However, there may be greater restrictions in international trade, and it may become difficult or expensive for us or our tenants to comply with the new regulations, which may result in a material adverse effect on our business, financial condition, or results of operations.

In addition, the U.S. government has recently imposed tariffs on certain foreign goods, including tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce and on certain products that originate in China announced by the United States Trade Representative. Certain foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers, and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, may adversely affect our business operations and those of our tenants.

The risk factor set forth below amends and restates in its entirety the risk factor captioned “Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt” disclosed in our annual report on Form 10-K for the year ended December 31, 2018:

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

We have outstanding loans and credit facilities with interest based upon LIBOR, depending on our selection of borrowing options. Beginning in 2008, concerns have been raised that some of the member banks surveyed by the BBA in connection with the calculation of daily LIBOR across a range of maturities and currencies may have underreported, overreported, or otherwise manipulated the interbank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that might have resulted from reporting interbank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations have been instigated by regulators and government authorities in various jurisdictions. Other member banks may also enter into such settlements with, or have proceedings brought by, their regulators or law enforcement agencies in the future. If manipulation of LIBOR occurred, it may have resulted in LIBOR having been artificially lower (or higher) than it would otherwise have been. Any such manipulation could have occurred over a substantial period of time.

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

In April 2019, the ARRC published its recommendations on fallback language for syndicated loans, which ARRC encourages companies to use in new contracts that reference LIBOR in order to minimize market disruptions when LIBOR ceases to exist. ARRC suggested two alternative fallback language approaches for syndicated loan contracts:

•	“Hardwired Approach”, which clearly specifies SOFR-based successor rate and spread adjustment to be used when LIBOR ceases to exist.

•
“Amendment Approach”, which, unlike the Hardwired Approach, does not reference specific rates or spread adjustments but provides a streamlined amendment approach for negotiating a benchmark replacement and introduces clarity with respect to the fallback trigger events and an adjustment to be applied to the successor rate.

Since 2012 we have been closely monitoring developments in the LIBOR transition and subsequently in the SOFR markets, and have implemented numerous proactive measures to minimize the potential impact to our company, specifically:

•
We have been actively reducing borrowings outstanding on our LIBOR-based unsecured senior line of credit, unsecured senior bank term loans, and construction loans through repayments: from January 2017 to July 2019, we retired approximately $1.2 billion of such debt.

•
As of June 30, 2019, our outstanding debt included only two LIBOR-based loans: our $2.2 billion unsecured senior line of credit with an outstanding balance of $514.0 million and our unsecured senior bank term loan with an outstanding balance of $350.0 million. The aggregate outstanding balance of the aforementioned LIBOR-based loans represented less than 15% of our total debt balance outstanding as of June 30, 2019.

•
In July 2019, we completed a partial repayment of $175.0 million of our unsecured senior bank term loan balance and repaid all outstanding borrowings under our unsecured senior line of credit, further reducing our exposure to LIBOR. In addition, we will seek opportunities to further retire the outstanding balance of our variable-rate unsecured senior bank term loan prior to the end of 2021, in order to further reduce our exposure to LIBOR.

•	All of our interest rate swap agreements mature prior to LIBOR cessation at the end of 2021.

•	Our unsecured senior line of credit and unsecured senior bank term loan contain fallback language generally consistent with the ARRC’s Amendment Approach.

•	We continue to monitor developments by the ARRC and other governing bodies involved in LIBOR transition.

We continue to be proactive in managing the risk of disruption associated with the cessation of LIBOR, however, it is not possible to predict the effect of the FCA Rules, any changes in the methods pursuant to which LIBOR is determined, the administration of LIBOR by IBA, and any other reforms to LIBOR that will be enacted in the United Kingdom and elsewhere. In addition, any changes announced by the FCA, the BBA, IBA, ARRC, or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which LIBOR is determined, as well as manipulative practices or the cessation thereof, may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the level of the index. Fluctuation or discontinuation of LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments. We also have certain joint ventures that may require variable rate construction loans with interest based upon LIBOR plus a spread. We rely on interest rate hedge agreements to mitigate our exposure to such interest rate risk on a portion of our debt obligations. However, there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.

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

The transition to SOFR may present challenges, including, but not limited to, illiquidity of SOFR derivatives markets that could make it difficult for financial institutions to offer SOFR-based debt products, determination of the spread adjustment required to convert LIBOR to SOFR (and the related determination of a term structure with different maturities), and the greater volatility of SOFR, compared to that of LIBOR. Although daily pricing resets for SOFR have been noted to be more volatile than that of LIBOR, especially at month end, there is no sufficient evidence to establish how SOFR volatility compares to that of LIBOR. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of LIBOR and potential alternatives at this time remains uncertain.

Except as set forth above and in our annual report on Form 10-K for the year ended December 31, 2018, additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company, dated May 21, 1997	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company, dated June 20, 1997	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, dated May 10, 2017	Form 8-K	May 12, 2017
3.4*	Amended and Restated Bylaws of the Company (Amended July 27, 2018)	Form 8-K	August 2, 2018
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, dated May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
4.1*	Specimen certificate representing shares of common stock	Form 10-Q	May 5, 2011
4.2*	Specimen certificate representing shares of 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
10.1
Fifth Amended and Restated Term Loan Agreement, dated as of June 28, 2019, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as Guarantor, Citibank, N.A., as Administrative Agent, and the Lenders Party with Royal Bank of Canada and The Bank Of Nova Scotia, as Co-Syndication Agents, and Bank of the West, Barclays Bank PLC, Banking Branch & Trust Company, Capital One, National Association, City National Bank, Compass Bank, Fifth Third Bank, Mizuho Bank (USA), PNC Bank, National Association, Regions Bank, Sumitomo Mitsui Banking Corporation, TD Bank, N.A., U.S. Bank National Association, and Wells Fargo Bank, National Association, as Co-Documentation Agents, and Citibank, N.A., RBC Capital Markets and The Bank Of Nova Scotia, as Joint Lead Arrangers and Joint Book Running Managers
		N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.1	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1
The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (unaudited), (ii) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three and six months ended June 30, 2019 and 2018 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)
		N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2019.

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