Form 10-Q
period 2019-09-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2019-10-29
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
 26 North Euclid Avenue, Pasadena, California 91101
(Address of principal executive offices) (Zip code)

(626) 578-0777
(Registrant’s telephone number, including area code)

385 East Colorado Boulevard, Suite 299, Pasadena, California 91101
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

Large accelerated filer	☒	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 15, 2019, 115,150,724 shares of common stock, par value $0.01 per share, were outstanding.

i

GLOSSARY

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ATM	At the Market
CIP	Construction in Progress
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
GAAP	U.S. Generally Accepted Accounting Principles
JV	Joint Venture
LEED®	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
Nareit	National Association of Real Estate Investment Trusts
NAV	Net Asset Value
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SF	Square Feet/Foot
SOFR	Secured Overnight Financing Rate
SoMa	South of Market (submarket of the San Francisco market)
U.S.	United States
VIE	Variable Interest Entity

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Investments in real estate	$13,618,280	$11,913,693
Investments in unconsolidated real estate joint ventures	340,190	237,507
Cash and cash equivalents	410,675	234,181
Restricted cash	42,295	37,949
Tenant receivables	10,668	9,798
Deferred rent	615,817	530,237
Deferred leasing costs	252,772	239,070
Investments	990,454	892,264
Other assets	777,003	370,257
Total assets	$17,058,154	$14,464,956

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$351,852	$630,547
Unsecured senior notes payable	6,042,831	4,292,293
Unsecured senior line of credit	343,000	208,000
Unsecured senior bank term loan	—	347,415
Accounts payable, accrued expenses, and other liabilities	1,241,276	981,707
Dividends payable	115,575	110,280
Total liabilities	8,094,534	6,570,242

Commitments and contingencies

Redeemable noncontrolling interests	12,099	10,786

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock	57,461	64,336
Common stock	1,132	1,110
Additional paid-in capital	7,743,188	7,286,954
Accumulated other comprehensive loss	(11,549)	(10,435)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	7,790,232	7,341,965
Noncontrolling interests	1,161,289	541,963
Total equity	8,951,521	7,883,928
Total liabilities, noncontrolling interests, and equity	$17,058,154	$14,464,956

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Income from rentals	$385,776	$336,547	$1,112,143	$976,996
Other income	4,708	5,276	11,039	10,000
Total revenues	390,484	341,823	1,123,182	986,996

Expenses:
Rental operations	116,450	99,759	323,640	283,438
General and administrative	27,930	22,660	79,041	68,020
Interest	46,203	42,244	128,182	117,256
Depreciation and amortization	135,570	119,600	404,094	352,671
Impairment of real estate	—	—	—	6,311
Loss on early extinguishment of debt	40,209	1,122	47,570	1,122
Total expenses	366,362	285,385	982,527	828,818

Equity in earnings of unconsolidated real estate joint ventures	2,951	40,718	5,359	42,952
Investment (loss) income	(63,076)	122,203	41,980	220,294
Net (loss) income	(36,003)	219,359	187,994	421,424
Net income attributable to noncontrolling interests	(11,199)	(5,723)	(27,270)	(17,428)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(47,202)	213,636	160,724	403,996
Dividends on preferred stock	(1,173)	(1,301)	(3,204)	(3,905)
Preferred stock redemption charge	—	—	(2,580)	—
Net income attributable to unvested restricted stock awards	(1,398)	(3,395)	(4,532)	(6,010)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(49,773)	$208,940	$150,408	$394,081

Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(0.44)	$2.01	$1.35	$3.86
Diluted	$(0.44)	$1.99	$1.35	$3.85

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(36,003)	$219,359	$187,994	$421,424
Other comprehensive loss
Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge (losses) gains arising during the period	(79)	165	(1,763)	2,808
Reclassification adjustment for amortization expense (income) to interest expense included in net (loss) income	38	(1,432)	(1,777)	(3,241)
Reclassification of losses related to terminated interest rate hedge instruments to interest expense included in net (loss) income	1,702	—	1,702	—
Unrealized gains (losses) on interest rate hedge agreements, net	1,661	(1,267)	(1,838)	(433)

Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(2,076)	(59)	724	(3,631)
Unrealized (losses) gains on foreign currency translation, net	(2,076)	(59)	724	(3,631)

Total other comprehensive loss	(415)	(1,326)	(1,114)	(4,064)
Comprehensive (loss) income	(36,418)	218,033	186,880	417,360
Less: comprehensive income attributable to noncontrolling interests	(11,199)	(5,723)	(27,270)	(17,428)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(47,617)	$212,310	$159,610	$399,932

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$57,461	111,985,568	$1,120	$7,581,573	$—	$(11,134)	$771,455	$8,400,475	$10,994
Net (loss) income	—	—	—	—	(47,202)	—	10,980	(36,222)	219
Total other comprehensive loss	—	—	—	—	—	(415)	—	(415)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,085)	(14,085)	(207)
Contributions from and sales of noncontrolling interests	—	—	—	179,093	—	—	392,939	572,032	1,093
Issuance of common stock	—	1,082,000	11	150,082	—	—	—	150,093	—
Issuance pursuant to stock plan	—	130,376	2	16,450	—	—	—	16,452	—
Taxes paid related to net settlement of equity awards	—	(25,020)	(1)	(21,063)	—	—	—	(21,064)	—
Dividends declared on common stock ($1.00 per share)	—	—	—	—	(114,572)	—	—	(114,572)	—
Dividends declared on preferred stock ($0.4375 per share)	—	—	—	—	(1,173)	—	—	(1,173)	—
Reclassification of distributions in excess of earnings	—	—	—	(162,947)	162,947	—	—	—	—
Balance as of September 30, 2019	$57,461	113,172,924	$1,132	$7,743,188	$—	$(11,549)	$1,161,289	$8,951,521	$12,099

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2018	$74,386	103,346,117	$1,033	$6,387,527	$—	$(2,485)	$528,813	$6,989,274	$10,861
Net income	—	—	—	—	213,636	—	5,501	219,137	222
Total other comprehensive loss	—	—	—	—	—	(1,326)	—	(1,326)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	—	(100)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,757)	(5,757)	(212)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,273	1,273	—
Issuance of common stock	—	2,416,783	24	296,301	—	—	—	296,325	—
Issuance pursuant to stock plan	—	40,694	1	4,987	—	—	—	4,988	—
Dividends declared on common stock ($0.93 per share)	—	—	—	—	(100,000)	—	—	(100,000)	—
Dividends declared on preferred stock ($0.4375 per share)	—	—	—	—	(1,301)	—	—	(1,301)	—
Reclassification of distributions in excess of earnings	—	—	—	112,335	(112,335)	—	—	—	—
Balance as of September 30, 2018	$74,386	105,803,594	$1,058	$6,801,150	$—	$(3,811)	$529,830	$7,402,613	$10,771

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2018	$64,336	111,011,816	$1,110	$7,286,954	$—	$(10,435)	$541,963	$7,883,928	$10,786
Net income	—	—	—	—	160,724	—	26,616	187,340	654
Total other comprehensive loss	—	—	—	—	—	(1,114)	—	(1,114)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(38,260)	(38,260)	(622)
Contributions from and sales of noncontrolling interests	—	—	—	381,339	—	—	630,970	1,012,309	1,281
Issuance of common stock	—	1,684,484	17	235,470	—	—	—	235,487	—
Issuance pursuant to stock plan	—	654,067	7	50,630	—	—	—	50,637	—
Taxes paid related to net settlement of equity awards	—	(177,443)	(2)	(25,148)	—	—	—	(25,150)	—
Repurchases of 7.00% Series D preferred stock	(6,875)	—	—	215	(2,580)	—	—	(9,240)	—
Dividends declared on common stock ($2.97 per share)	—	—	—	—	(337,687)	—	—	(337,687)	—
Dividends declared on preferred stock ($1.3125 per share)	—	—	—	—	(3,204)	—	—	(3,204)	—
Cumulative effect of adjustment upon adoption of new lease accounting standard on January 1, 2019	—	—	—	—	(3,525)	—	—	(3,525)	—
Reclassification of distributions in excess of earnings	—	—	—	(186,272)	186,272	—	—	—	—
Balance as of September 30, 2019	$57,461	113,172,924	$1,132	$7,743,188	$—	$(11,549)	$1,161,289	$8,951,521	$12,099

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2017	$74,386	99,783,686	$998	$5,824,258	$—	$50,024	$521,994	$6,471,660	$11,509
Net income	—	—	—	—	403,996	—	16,781	420,777	647
Total other comprehensive loss	—	—	—	—	—	(4,064)	—	(4,064)	—
Reclassification of cumulative net unrealized gains on non-real estate investments upon adoption of new financial instruments standard on January 1, 2018	—	—	—	—	140,521	(49,771)	—	90,750	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	—	(1,497)
Distributions to noncontrolling interests	—	—	—	—	—	—	(23,775)	(23,775)	(638)
Contributions from noncontrolling interests	—	—	—	257	—	—	14,830	15,087	750
Issuance of common stock	—	5,716,420	57	696,475	—	—	—	696,532	—
Issuance pursuant to stock plan	—	303,488	3	29,119	—	—	—	29,122	—
Dividends declared on common stock ($2.76 per share)	—	—	—	—	(289,571)	—	—	(289,571)	—
Dividends declared on preferred stock ($1.3125 per share)	—	—	—	—	(3,905)	—	—	(3,905)	—
Reclassification of distributions in excess of earnings	—	—	—	251,041	(251,041)	—	—	—	—
Balance as of September 30, 2018	$74,386	105,803,594	$1,058	$6,801,150	$—	$(3,811)	$529,830	$7,402,613	$10,771

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$187,994	$421,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404,094	352,671
Impairment of real estate	—	6,311
Loss on early extinguishment of debt	47,570	1,122
Equity in earnings of unconsolidated real estate joint ventures	(5,359)	(42,952)
Distributions of earnings from unconsolidated real estate joint ventures	2,607	430
Amortization of loan fees	6,864	7,870
Amortization of debt premiums	(2,870)	(1,795)
Amortization of acquired below-market leases	(20,976)	(16,588)
Deferred rent	(79,835)	(75,960)
Stock compensation expense	33,401	25,209
Investment income	(41,980)	(220,294)
Changes in operating assets and liabilities:
Tenant receivables	(886)	(807)
Deferred leasing costs	(34,374)	(42,821)
Other assets	(4,986)	(21,629)
Accounts payable, accrued expenses, and other liabilities	14,302	21,897
Net cash provided by operating activities	505,566	414,088

Investing Activities
Proceeds from sales of real estate	—	5,748
Additions to real estate	(914,722)	(663,688)
Purchases of real estate	(1,289,319)	(947,013)
Deposits returned for investing activities	1,899	2,500
Acquisitions of interests in unconsolidated real estate joint ventures	—	(35,922)
Investments in unconsolidated real estate joint ventures	(99,955)	(77,501)
Return of capital from unconsolidated real estate joint ventures	—	68,592
Additions to investments	(133,866)	(174,195)
Sales of investments	85,093	57,330
Net cash used in investing activities	$(2,350,870)	$(1,764,149)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2019	2018
Financing Activities
Borrowings from secured notes payable	$—	$17,784
Repayments of borrowings from secured notes payable	(304,455)	(155,155)
Proceeds from issuance of unsecured senior notes payable	2,721,169	899,321
Repayments of unsecured senior notes payable	(950,000)	—
Borrowings from unsecured senior line of credit	4,068,000	3,894,000
Repayments of borrowings from unsecured senior line of credit	(3,933,000)	(3,531,000)
Repayments of borrowings from unsecured senior bank term loan	(350,000)	(200,000)
Premium paid for early extinguishment of debt	(34,677)	—
Payment of loan fees	(33,854)	(19,066)
Taxes paid related to net settlement of equity awards	(25,150)	—
Repurchase of 7.00% Series D cumulative convertible preferred stock	(9,240)	—
Proceeds from issuance of common stock	235,487	696,532
Dividends on common stock	(332,458)	(280,632)
Dividends on preferred stock	(3,138)	(3,905)
Contributions from and sales of noncontrolling interests	1,015,874	15,837
Distributions to and purchases of noncontrolling interests	(38,882)	(25,910)
Net cash provided by financing activities	2,025,676	1,307,806

Effect of foreign exchange rate changes on cash and cash equivalents	468	(1,051)

Net increase (decrease) in cash, cash equivalents, and restricted cash	180,840	(43,306)
Cash, cash equivalents, and restricted cash as of the beginning of period	272,130	277,186
Cash, cash equivalents, and restricted cash as of the end of period	$452,970	$233,880

Supplemental Disclosures and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$125,164	$99,638
Change in accrued construction	$12,128	$69,654
Accrued construction for current-period additions to real estate	$211,691	$225,435
Assumption of secured notes payable in connection with purchase of properties	$(28,200)	$—
Right-of-use asset	$267,559	$—
Lease liability	$(273,545)	$—

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

2.	Summary of significant accounting policies

Reclassifications

Certain prior-period amounts have been reclassified to conform to current-period presentation. Refer to the “Lease Accounting” section within this Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements.

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

2)	The entity is established with non-substantive voting rights (i.e., the entity deprives the majority economic interest holder(s) of voting rights); or

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

Our real estate joint ventures consist of limited partnerships or limited liability companies. For an entity structured as a limited partnership or a limited liability company, our evaluation of whether the equity holders (equity partners other than the general partner or the managing member of a joint venture) lack the characteristics of a controlling financial interest includes the evaluation of whether the limited partners or non-managing members (the noncontrolling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

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

Voting model

If a legal entity fails to meet any of the three characteristics of a VIE (i.e., insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that other equity holders do not have substantive participating rights. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for further information on our unconsolidated real estate joint ventures that qualify for evaluation under the voting model.

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

For acquisitions of real estate or in-substance real estate that are accounted for as business combinations, we allocate the acquisition consideration (excluding acquisition costs) to the assets acquired, liabilities assumed, noncontrolling interests, and previously existing ownership interests at fair value as of the acquisition date. Assets include intangible assets such as tenant relationships, acquired in-place leases, and favorable intangibles associated with in-place leases in which we are the lessor. Liabilities include unfavorable intangibles associated with in-place leases in which we are the lessor. In addition, for acquired in-place finance or operating leases in which we are the lessee, acquisition consideration is allocated to lease liabilities and related right-of-use assets, adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. Any excess (deficit) of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill (bargain purchase gain). Acquisition costs related to business combinations are expensed as incurred.

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

We exercise judgment to determine the key assumptions used to allocate the purchase price of real estate acquired among its components. The allocation of the consideration to the various components of properties acquired during the year can have an effect on our net income due to the differing depreciable and amortizable lives of each component and the recognition of the related depreciation and amortization expense in our consolidated statements of operations. We apply judgment in utilizing available comparable market information to assess relative fair value. We assess the relative fair values of tangible and intangible assets and liabilities based on available comparable market information, including estimated replacement costs, rental rates, and recent market transactions. In addition, we may use estimated cash flow projections that utilize appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market/economic conditions that may affect the property.

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

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the respective ground lease term, estimated useful life, or up to 40 years, for buildings and building improvements; estimated life, or up to 20 years, for land improvements; the respective lease term or estimated useful life for tenant improvements; and the shorter of the lease term or estimated useful life for equipment. The values of acquired in-place leases and associated favorable intangibles (i.e., acquired above-market leases) are classified in other assets in the accompanying consolidated balance sheets and are amortized over the remaining terms of the related leases. The values of unfavorable intangibles (i.e., acquired below-market leases) associated with acquired in-place leases are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets and are amortized over the remaining terms of the related leases.

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

International operations

In addition to operating properties in the U.S., we have three operating properties in Canada and one operating property in China. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Revenue and expense accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income as a separate component of total equity and are excluded from net income.

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

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, technology, and agtech industries. As a REIT, we generally limit our ownership percentage in the voting stock of each individual entity to less than 10%.

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

Investments in privately held entities are accounted for under the equity method, unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of September 30, 2019.

We recognize both realized and unrealized gains and losses in our consolidated statements of operations, classified within investment income. Unrealized gains and losses represent changes in fair value for investments in publicly traded companies, changes in NAV, as a practical expedient to estimate fair value, for investments in privately held entities that report NAV per share, and observable price changes on our investments in privately held entities that do not report NAV per share. Impairments are realized losses, which result in an adjusted cost, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV per share to their estimated fair value. Realized gains and losses represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost.

Revenues

The table below provides detail of our consolidated total revenues for the three and nine months ended September 30, 2019 (in thousands):

	September 30, 2019
	Three Months Ended	Nine Months Ended
Income from rentals:
Revenues subject to the new lease accounting standard:
Operating leases	$372,593	$1,074,395
Direct financing lease	607	1,812
Revenues subject to the new lease accounting standard	373,200	1,076,207
Revenues subject to the revenue recognition accounting standard	12,576	35,936
Income from rentals	385,776	1,112,143
Other income	4,708	11,039
Total revenues	$390,484	$1,123,182

During the three and nine months ended September 30, 2019, revenues that were subject to the new lease accounting standard aggregated $373.2 million and $1.1 billion, respectively, and represented 95.6% and 95.8%, respectively, of our total revenues.

During the three and nine months ended September 30, 2019, our total revenues also included $17.3 million, or 4.4%, and $47.0 million, or 4.2%, respectively, subject to other accounting guidance. For a detailed discussion related to our revenue streams, refer to the “Lease Accounting” and “Recognition of Revenue Arising From Contracts With Customers” sections within this Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements.

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

Upon adoption of the new lease accounting standard, we elected the package of practical expedients and the optional transition method, which permitted January 1, 2019, to be our initial application date. Our election of the package of practical expedients and the optional transition method allowed us not to reassess:

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

For our leases that had commenced prior to January 1, 2019, under the package of practical expedients and optional transition method, we are not required to reassess whether initial direct leasing costs capitalized prior to the adoption of the new lease accounting standard in connection with such leases qualified for capitalization under the new lease accounting standard. Therefore, we continue to amortize these initial direct leasing costs over their respective lease terms.

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

Under the package of practical expedients that we elected upon adoption of the new lease accounting standard, all of our operating leases existing as of January 1, 2019, in which we are the lessee, continue to be classified as operating leases subsequent to the adoption of the new lease accounting standard. In accordance with the new lease accounting standard, we were required to classify in our consolidated balance sheets the present value of remaining future rental payments aggregating $590.3 million related to ground and office leases in which we are the lessee existing as of January 1, 2019. Consequently, on January 1, 2019, we recognized a lease liability aggregating $218.7 million classified within accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets, which included approximately $27.0 million reclassified out of the deferred rent liabilities balance in accordance with the new lease standard. We have also recognized a corresponding right-of-use asset, which was classified within other assets in our consolidated balance sheets. The present value of the remaining lease payments was calculated for each operating lease existing as of January 1, 2019, in which we were the lessee by using each respective remaining lease term and a corresponding estimated incremental borrowing rate. The incremental borrowing rate is the interest rate that we estimated we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

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

Lessor accounting

Costs to execute leases

The new lease accounting standard requires that lessors (and, if applicable, lessees) capitalize, as initial direct costs, only incremental costs of a lease that would not have been incurred if the lease had not been obtained. Costs that we incur to negotiate or arrange a lease, regardless of its outcome, such as for fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

2.	Summary of significant accounting policies (continued)

Operating leases

We account for the revenue from our lease contracts utilizing the single component accounting policy. This policy requires us to account for, by class of underlying asset, the lease component and nonlease component(s) associated with each lease as a single component if two criteria are met:

(i)	The timing and pattern of transfer of the lease component and the nonlease component(s) are the same, and

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

If the lease component is the predominant component, we account for all revenues under such lease as a single component in accordance with the new lease accounting standard. Conversely, if the nonlease component is the predominant component, all revenues under such lease are accounted for in accordance with the revenue recognition accounting standard. Our operating leases qualify for the single component accounting, and the lease component in each of our leases is predominant. Therefore, we account for all revenues from our operating leases under the new lease accounting standard and classify these revenues as income from rentals in our consolidated statements of operations.

We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession, or controls the physical use, of the leased asset. Income from rentals related to fixed rental payments under operating leases is recognized on a straight-line basis over the respective operating lease terms. We classify amounts expected to be received in later periods as deferred rent in our consolidated balance sheets. Amounts received currently but recognized as revenue in future periods are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets.

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

We assess collectibility from our tenants of future lease payments for each of our operating leases. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize an adjustment to lower our income from rentals. As of September 30, 2019, we assessed the collectibility of remaining lease payments under each operating lease in which we are the lessor and determined that collectibility of each lease was probable.

Reclassification of the prior-year presentation of rental revenues and tenant recoveries

As described above, rental revenues and tenant recoveries related to operating leases in which we are the lessor qualified for the single component practical expedient and were classified as income from rentals in our consolidated statements of operations. Prior to the adoption of the new lease accounting standard, we classified rental revenues and tenant recoveries separately in our consolidated statements of operations, in accordance with the guidance in effect prior to January 1, 2019. Upon adoption of the new lease accounting standard, our comparative statements of operations of prior periods have been reclassified to conform to the new single component presentation of rental revenues and tenant recoveries.

The table below provides a reconciliation of the prior-period presentation of the line items that were reclassified in our consolidated statements of operations to conform to the current-period presentation, pursuant to our adoption of the new lease accounting standard and election of the single component practical expedient (in thousands):

	September 30, 2018
	Three Months Ended	Nine Months Ended
Rental revenues (presentation prior to January 1, 2019)	$255,496	$750,616
Tenant recoveries (presentation prior to January 1, 2019)	81,051	226,380
Income from rentals (presentation effective January 1, 2019)	$336,547	$976,996

2.	Summary of significant accounting policies (continued)

Direct financing and sales-type leases

As of September 30, 2019, we had one direct financing lease and no sales-type leases. Income from rentals related to our direct financing lease is recognized over the lease term using the effective interest rate method. At lease commencement, we record an asset within other assets in our consolidated balance sheets, which represents our net investment in the direct financing lease. This initial net investment is determined by aggregating the total future lease payments attributable to the direct financing lease and the estimated residual value of the property less unearned income. Over the lease term, the investment in the direct financing lease is reduced and rental income is recognized as income from rentals in our consolidated statements of operations, producing a constant periodic rate of return on the net investment in the direct financing lease.

Subsequent to lease commencement, we assess collectibility from our tenants of future lease payments. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we evaluate our net investment in the direct financing lease for impairment. Upon determination that an impairment has occurred, an impairment charge is recognized to reduce the carrying balance in the net investment in the direct financing lease to its estimated fair value. As of September 30, 2019, we assessed the collectibility of future lease payments under our direct financing lease and determined that collectibility was probable.

Lessee accounting

We have operating lease agreements in which we are the lessee consisting of ground and office leases. At the lease commencement date (or at the acquisition date if the lease is acquired as part of a real estate acquisition), we are required to recognize a liability to account for our future obligations under these operating leases, and a corresponding right-of-use asset.

The lease liability is measured based on the present value of the future lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The present value of the future lease payments is calculated for each operating lease using each respective remaining lease term and a corresponding estimated incremental borrowing rate, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period. We classify the operating lease liability in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets.

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

2.	Summary of significant accounting policies (continued)

Total revenues subject to the revenue recognition accounting standard for the three and nine months ended September 30, 2019, included $12.6 million and $35.9 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. These revenues are classified within income from rentals in our consolidated statements of operations. Short-term parking revenues do not qualify for the single lease component practical expedient, discussed in the “Lessor Accounting” subsection of the “Lease Accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the services are provided and the performance obligations are satisfied, which normally occurs at a point in time.

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

Forward equity sales agreements

To account for the forward equity sales agreements, we consider the accounting guidance governing financial instruments and derivatives. As of September 30, 2019, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We then evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

Hedge accounting

From time to time, we utilize interest rate hedge agreements to manage a portion of our exposure to variable interest rates. Historically, our interest rate hedge agreements primarily related to our borrowings with variable interest rates based on LIBOR. However, in connection with the LIBOR cessation projected by the end of 2021 and the potential replacement of this rate in the U.S. with the Secured Overnight Financing Rate (“SOFR”), we have paid down the majority of our outstanding borrowings of LIBOR-based debt and terminated our related interest rate hedge agreements, to minimize our exposure to LIBOR. As a result, as of September 30, 2019, we had no outstanding interest rate hedge agreements and no LIBOR-based debt other than the remaining balance of $343.0 million outstanding under our $2.2 billion unsecured senior line of credit facility, which was repaid in full in October 2019.

2.	Summary of significant accounting policies (continued)

In October 2018, the FASB issued an accounting standard that expanded the list of U.S. benchmark interest rates permitted in the application of hedge accounting to include the overnight index swap rate based on SOFR. The accounting standard became effective for us and was adopted on January 1, 2019. Upon adoption on January 1, 2019, and during the nine months ended September 30, 2019, we had no hedges based on SOFR; therefore, the adoption of this accounting standard had no effect on our consolidated financial statements. Should we issue variable interest rate debt in the future, including SOFR-based debt, and enter into related interest rate hedge agreements to manage our exposure to variable interest rates, we will continue applying the interest hedge accounting policy, described below, that has been applied to our interest rate hedge agreements based on LIBOR.

When we issue variable interest rate debt, we may enter into interest rate hedge agreements to manage our exposure to variable interest rates. As a result, our interest rate hedge agreements are generally designated as cash flow hedges. At the inception of a hedge agreement, we are required to perform an initial quantitative assessment to determine whether a hedge is highly effective in offsetting changes in cash flows associated with the hedged item. For cash flow hedges that are highly effective at inception and continue to be highly effective, we record all changes (effective and ineffective components) in the fair value of our hedges, including accrued interest and adjustments for non-performance risk, in accumulated other comprehensive income within total equity and reclassify them into earnings when the hedged item affects earnings. Subsequently, we may perform only a qualitative assessment, unless facts and circumstances change.

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

We classify fair values of our interest rate hedge agreements in asset positions within other assets, and the fair values of our interest rate hedge agreements in liability positions within accounts payable, accrued expenses, and other liabilities, without any offsetting pursuant to master netting agreements. In agreements with certain of our derivative counterparties, we may have provisions wherein we could be declared in default on our derivative obligations if (i) repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness or (ii) we default on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender.

Joint venture distributions

We use the “nature of the distribution” approach to determine the classification within our statement of cash flows of cash distributions received from equity method investments, including our unconsolidated joint ventures. Under this approach, distributions are classified based on the nature of the underlying activity that generated the cash distributions. If we lack the information necessary to apply this approach in the future, we will be required to apply the “cumulative earnings” approach as an accounting change on a retrospective basis. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities.

Restricted cash

We present cash and cash equivalents separately from restricted cash within our consolidated balance sheets. We include restricted cash with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown in the consolidated statements of cash flows. We provide a reconciliation between the balance sheet and statement of cash flows, as required when the balance includes more than one line item for cash, cash equivalents, and restricted cash. We also provide a disclosure of the nature of the restrictions related to material restricted cash balances.

Recent accounting pronouncements

Allowance for credit losses

In June 2016, the FASB issued an accounting standard (further clarified with subsequently issued updates) that will require companies to estimate and recognize lifetime expected losses, rather than incurred losses, which will result in the earlier recognition of credit losses. The accounting standard will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases arising from sales-type and direct financing leases, and off-balance-sheet credit exposures (i.e., loan commitments). An entity’s estimate of expected credit losses shall include a measure of the expected risk of credit loss even if that risk is remote. The accounting standard is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. As a lessor, this standard will apply to our net investments in direct financing leases and will not apply

2.	Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

to the receivables arising from our operating leases. An assessment of the collectibility of operating lease payments and the recognition of an adjustment to lease income based on this assessment will continue to be governed by the lease accounting standard discussed in the “Lease Accounting” section earlier within this Note 2.

As of September 30, 2019, we had one lease classified as a direct financing lease with a net investment balance aggregating $39.7 million, which will be subject to this new guidance. We have had no collectibility issues historically related to this direct financing lease, and the payment obligation of the lessee is collateralized. These factors, among others, will be taken into consideration when we estimate the expected credit loss of our net investment in this direct financing lease upon adoption of the ASU.

In addition to direct financing lease, the accounting standard on credit losses will apply to our receivables that result from revenue transactions within the scope of the revenue recognition standard discussed in the “Recognition of Revenue Arising From Contracts With Customers” section earlier within this Note 2. As of September 30, 2019, our receivables resulting from revenue transactions within the scope of revenue recognition standard aggregated $9.7 million. These receivables are short term in nature. We are still evaluating the impact this accounting standard will have on our financial statements.

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

Our consolidated investments in real estate, including real estate assets held for sale as described in Note 16 – “Assets Classified as Held for Sale,” consisted of the following as of September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Rental properties:
Land (related to rental properties)	$1,886,807	$1,625,349
Buildings and building improvements	11,044,071	9,986,635
Other improvements	1,250,304	976,627
Rental properties	14,181,182	12,588,611
Development and redevelopment of new Class A properties:
Development and redevelopment projects	1,872,112	1,460,814
Future development projects	132,167	98,802
Gross investments in real estate	16,185,461	14,148,227
Less: accumulated depreciation	(2,596,337)	(2,263,797)
Net investments in real estate – North America	13,589,124	11,884,430
Net investments in real estate – Asia	29,156	29,263
Investments in real estate	$13,618,280	$11,913,693

3.	Investments in real estate (continued)

Acquisitions

Our real estate asset acquisitions completed during the nine months ended September 30, 2019, consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Active Redevelopment	Operating With Future Development/Redevelopment	Operating	Purchase Price
Greater Boston	—	175,000	—	—	—	$81,100
San Francisco	4	—	—	—	247,770	239,450
San Diego	2	—	—	53,220	—	23,250
Other	4	—	—	75,864	—	39,150
Three months ended March 31, 2019	10	175,000	—	129,084	247,770	382,950	(1)

Greater Boston	1	293,000	—	—	87,163	252,000
San Diego	1	149,000	—	40,000	—	16,000
Seattle	1	188,400	—	18,680	—	28,500
Three months ended June 30, 2019	3	630,400	—	58,680	87,163	296,500

New York City	—	135,938	—	—	—	25,000
San Francisco	2	—	347,912	—	—	205,000
San Diego	3	—	—	—	314,103	140,250
Maryland	3	—	—	—	138,938	51,130
Other	3	54,000	—	58,814	34,534	37,850
Three months ended September 30, 2019	11	189,938	347,912	58,814	487,575	459,230

Nine months ended September 30, 2019	24	995,338	347,912	246,578	822,508	1,138,680

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

During the nine months ended September 30, 2019, we acquired 24 properties for an aggregate purchase price of $1.1 billion. In connection with our acquisitions, we recorded in-place leases aggregating $91.3 million and below-market leases in which we are the lessor aggregating $35.7 million, with a weighted-average remaining lease term of 4.8 years as of September 30, 2019, in our consolidated balance sheets at various times during the nine months ended September 30, 2019.

As of September 30, 2019, the weighted-average amortization period remaining on our acquired in-place and below-market leases was 7.3 years and 8.3 years, respectively, and 7.6 years in total.
Sales of real estate assets

75/125 Binney Street

In February 2019, we completed a partial sale of a 60% interest in 75/125 Binney Street, a Class A property in our Cambridge submarket, aggregating 388,270 RSF, for a sales price of $438 million, or $1,880 per RSF. We accounted for the $202.2 million difference between the consideration received and the book value of the 60% interest sold as an equity transaction with no gain recognized in earnings. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for additional information.

3.	Investments in real estate (continued)

5200 Illumina Way

In August 2019, we completed the sale of a 49% interest in 5200 Illumina Way, a Class A campus in our University Town Center submarket of San Diego, aggregating 792,687 RSF across six operating buildings and a land parcel available for future development. The total sales price of $286.7 million for the 49% partial interest comprises $264.6 million, or $681 per RSF, for the operating buildings and $22.1 million, or $100 per RSF, for the developable land parcel. The operating buildings are 100% occupied by Illumina, Inc. with a remaining lease term of 12 years. This transaction values 100% of the campus at $585.2 million and represents a value in excess of book basis aggregating $269.1 million, or $131.9 million for the 49% interest sold. We accounted for the $131.9 million difference between the consideration received and the book value of the 49% interest sold as an equity transaction with no gain recognized in earnings.

We formed a joint venture with the buyer of the partial interest in 5200 Illumina Way. We hold a 51% ownership interest in this joint venture. As part of the joint venture agreement, we are responsible for operations that most significantly impact the economic performance of the joint venture. Our joint venture partner lacks kick-out rights over our role as property manager. Also, our partner lacks substantive participating rights that would allow them to significantly impact the economic performance of the joint venture, and can affect the operations of the joint venture primarily through the exercise of their protective rights. As a result, we have determined that we are the primary beneficiary of the joint venture. Accordingly, we have consolidated the joint venture under the variable interest model. Refer to the “Consolidation” section within Note 2 – “Summary of Significant Accounting Policies” and to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for additional information.

500 Forbes Boulevard

In August 2019, we completed the sale of a 90% interest in 500 Forbes Boulevard, located in our South San Francisco submarket, aggregating 155,685 RSF for a sales price of $139.5 million, or $996 per RSF. We accounted for the $48.4 million difference between the consideration received and the book value of the 90% interest sold as an equity transaction with no gain recognized in earnings. The property has been leased to a single investment-grade tenant since 2009.

We formed a joint venture with the buyer of the partial interest in 500 Forbes Boulevard. We hold a 10% ownership interest in this joint venture. As part of the joint venture agreement, we are responsible for operations that most significantly impact the economic performance of the joint venture. Our joint venture partner lacks kick-out rights over our role as property manager. Also, our partner lacks substantive participating rights that would allow them to significantly impact the economic performance of the joint venture, and can affect the operations of the joint venture primarily through the exercise of their protective rights. As a result, we have determined that we are the primary beneficiary of the joint venture. Accordingly, we have consolidated the joint venture under the variable interest model. Refer to the “Consolidation” section within Note 2 – “Summary of Significant Accounting Policies” and to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for additional information.

4.	Consolidated and unconsolidated real estate joint ventures

From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of September 30, 2019, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest
Consolidated joint ventures(1):
75/125 Binney Street	Greater Boston	Cambridge	40.0%
225 Binney Street	Greater Boston	Cambridge	30.0%
409 and 499 Illinois Street	San Francisco	Mission Bay/SoMa	60.0%
1500 Owens Street	San Francisco	Mission Bay/SoMa	50.1%
500 Forbes Boulevard	San Francisco	South San Francisco	10.0%
Campus Pointe by Alexandria(2)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	50.1%

Unconsolidated joint ventures(1):
Menlo Gateway	San Francisco	Greater Stanford	48.3%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(3)
704 Quince Orchard Road	Maryland	Gaithersburg	56.8%	(3)
1655 and 1725 Third Street	San Francisco	Mission Bay/SoMa	10.0%

(1)
In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in five other joint ventures in North America, and we hold an insignificant noncontrolling interest in one unconsolidated real estate joint venture in North America.

(2)	Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4161, 4224, and 4242 Campus Point Court in our University Town Center submarket.

(3)	Represents our ownership interest; our voting interest is limited to 50%.

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
225 Binney Street
409 and 499 Illinois Street
1500 Owens Street
500 Forbes Boulevard
Campus Pointe by Alexandria
5200 Illumina Way
9625 Towne Centre Drive
Menlo Gateway			We do not control the joint venture and are therefore not the primary beneficiary	Equity method of accounting
1401/1413 Research Boulevard
704 Quince Orchard Road	Voting model	Does not exceed 50%	Our voting interest is 50% or less
1655 and 1725 Third Street

4.    Consolidated and unconsolidated real estate joint ventures (continued)

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Investments in real estate	$2,296,317	$1,108,385
Cash and cash equivalents	59,095	42,178
Other assets	253,148	74,901
Total assets	$2,608,560	$1,225,464

Secured notes payable	$—	$—
Other liabilities	134,966	59,336
Total liabilities	134,966	59,336
Redeemable noncontrolling interests	2,187	874
Alexandria Real Estate Equities, Inc.’s share of equity	1,311,437	624,349
Noncontrolling interests’ share of equity	1,159,970	540,905
Total liabilities and equity	$2,608,560	$1,225,464

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

Unconsolidated real estate joint ventures

Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets as of September 30, 2019, and December 31, 2018, consisted of the following (in thousands):

Property	September 30, 2019	December 31, 2018
Menlo Gateway	$282,280	$186,504
1401/1413 Research Boulevard	7,798	8,197
704 Quince Orchard Road	4,679	4,547
1655 and 1725 Third Street	36,508	34,917
Other	8,925	3,342
	$340,190	$237,507

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE.

4.    Consolidated and unconsolidated real estate joint ventures (continued)

Our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms as of September 30, 2019 (dollars in thousands):

		Maturity Date	Stated Rate	Interest Rate(1)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share				Debt Balance(2)	Remaining Commitments
1401/1413 Research Boulevard	65.0%	5/17/20	L+2.50%	5.60%	$25,467	$3,268
1655 and 1725 Third Street	10.0%	6/29/21	L+3.70%	5.80%	282,513	92,487
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	4.23%	7,571	7,300
Menlo Gateway, Phase II	48.3%	5/1/35	4.53%	4.59%	43,700	112,126
Menlo Gateway, Phase I	48.3%	8/10/35	4.15%	4.18%	142,721	—
					$501,972	$215,181

(1)	Includes interest expense and amortization of loan fees.

(2)	Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2019.

5.	Leases

On January 1, 2019, we adopted a new lease accounting standard that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).

As a lessor, we are required to disclose, among other things, the following:

•	A description of the nature of leases, including terms for any variable payments, options to extend or terminate, and options to purchase the underlying asset;

•	Tabular presentation of undiscounted cash flows to be received over the next five years and thereafter separately for operating leases and direct financing leases;

•	The amount of lease income and its location on the statements of operations;

•	Income classified separately for operating leases and direct financing leases; and

•	Our risk management strategy to mitigate declines in residual value of the leased assets.

As a lessee, we are required to disclose, among other things, the following:

•	A description of the nature of leases, including terms for any variable payments, options to extend or terminate, and options to purchase the underlying asset;

•	The amounts of lease liabilities and corresponding right-of-use assets and their respective locations in the balance sheet;

•	The weighted-average remaining lease term and weighted-average discount rate of leases;

•	Tabular presentation of undiscounted cash flows of our remaining lease payment obligations over the next five years and thereafter; and

•	Total lease costs, including cash paid, amounts expensed, and amounts capitalized.

Refer to the “Lease Accounting” section of Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements for additional information.

Leases in which we are the lessor

As of September 30, 2019, we had 269 properties aggregating 25.4 million operating RSF located in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, technology, and agtech entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of September 30, 2019, all leases in which we are the lessor were classified as operating leases with one exception of a direct financing lease. Our operating leases and direct financing lease are described below.

5.    Leases (continued)

Operating leases

As of September 30, 2019, our 269 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 73.2 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of September 30, 2019, are outlined in the table below (in thousands):

Year	Amount
2019	$248,066
2020	1,013,294
2021	1,017,764
2022	1,007,446
2023	953,818
Thereafter	6,723,208
Total	$10,963,596

Refer to Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements for additional information on our owned real estate assets, which are the underlying assets under our operating leases.

Direct financing lease

As of September 30, 2019, we had one direct financing lease agreement for a parking structure with a remaining lease term of 73.2 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The components of our net investment in our direct financing lease as of September 30, 2019, and December 31, 2018, are summarized in the table below (in thousands):

	September 30, 2019	December 31, 2018
Gross investment in direct financing lease	$260,872	$262,111
Less: unearned income	(221,151)	(222,962)
Net investment in direct financing lease	$39,721	$39,149

Future lease payments to be received under the terms of our direct financing lease as of September 30, 2019, are outlined in the table below (in thousands):

Year	Total
2019	$415
2020	1,705
2021	1,756
2022	1,809
2023	1,863
Thereafter	253,324
Total	$260,872

5.    Leases (continued)

Income from rentals

Our total income from rentals includes revenue related to agreements for rental of our investments in real estate, which primarily includes revenues subject to the guidance of the new lease accounting standard, as well as revenues subject to the revenue recognition accounting standard as summarized below (in thousands):

	September 30, 2019
	Three Months Ended	Nine Months Ended
Income from rentals:
Revenues subject to the new lease accounting standard:
Operating leases	$372,593	$1,074,395
Direct financing lease	607	1,812
Revenues subject to the new lease accounting standard	373,200	1,076,207
Revenues subject to the revenue recognition accounting standard	12,576	35,936
Income from rentals	$385,776	$1,112,143

Our revenues that are subject to the revenue recognition accounting standard and are classified in income from rentals relate primarily to parking revenues, which consist of short-term rental revenues that are not considered lease revenue under the new lease accounting standard. Refer to the “Revenues” and “Recognition of revenue arising from contracts with customers” sections of Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements for additional information.

Residual value risk management strategy

Our leases do not have guarantees of residual value on the underlying assets. We manage risk associated with the residual value of our leased assets by (i) evaluating each potential acquisition of real estate to determine whether it meets our business objective to primarily invest in high-demand markets with limited supply of available space, (ii) directly managing our leased properties, conducting frequent property inspections, proactively addressing potential maintenance issues before they arise, and timely resolving any occurring issues, (iii) carefully selecting our tenants and monitoring their credit quality throughout their respective lease terms, and (iv) focusing on making continuous improvements to our sustainability efforts and achievement of our sustainability goals for ground-up development of new buildings, which are targeting Gold or Platinum LEED® certification. Our environmentally focused design decisions, careful selection of construction materials, and continuous monitoring of our properties throughout their lives are expected to promote the durability of building infrastructure and enhance residual value of our properties.

Leases in which we are the lessee

We have operating lease agreements in which we are the lessee consisting of ground and office leases. Certain of these leases have options to extend or terminate the contract terms upon meeting certain criteria. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

Under the new lease accounting standard, we are required to recognize a right-of-use asset and a related liability to account for our future obligations under ground and office lease arrangements in which we are the lessee. Refer to the “Lessee Accounting” section of Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements.

As of September 30, 2019, the present value of the remaining contractual payments, aggregating $702.0 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $270.6 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $264.4 million. As of September 30, 2019, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 44 years, and the weighted-average discount rate was 5.25%.

5.    Leases (continued)

Ground lease obligations as of September 30, 2019, included leases for 31 of our properties, which accounted for approximately 12% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $7.9 million as of September 30, 2019, our ground lease obligations have remaining lease terms ranging from approximately 34 years to 95 years, including extension options which we are reasonably certain to exercise.

The reconciliation of future lease payments, under non-cancelable operating ground and office leases in which we are the lessee, to the operating lease liability reflected in our consolidated balance sheet as of September 30, 2019, is presented in the table below (in thousands):

Year	Total
2019	$3,874
2020	15,132
2021	15,875
2022	16,120
2023	16,270
Thereafter	634,708
Total future payments under our operating leases in which we are the lessee	701,979
Effect of discounting	(431,365)
Operating lease liability	$270,614

Lessee operating costs

Operating lease costs represent amounts recognized related to ground and office leases in which we are the lessee. For the three and nine months ended September 30, 2019 and 2018, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross operating lease costs	$5,157	$4,035	$14,581	$11,855
Capitalized lease costs	(452)	(36)	(902)	(108)
Expenses for operating leases in which we are the lessee	$4,705	$3,999	$13,679	$11,747

For the nine months ended September 30, 2019 and 2018, amounts paid and classified as operating activities in our consolidated statements of cash flows for leases in which we are the lessee, were $13.4 million and $11.2 million, respectively.

6.	Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$410,675	$234,181
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	25,631	22,681
Funds held in escrow related to construction projects and investing activities	11,587	10,558
Other	5,077	4,710
	42,295	37,949
Total	$452,970	$272,130

7.	Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, technology, and agtech industries. Investments in publicly traded companies are classified as investments with readily determinable fair values, and are carried at fair value, with changes in fair value classified in net income. Our investments in privately held entities consist of (i) investments that report NAV, such as our privately held investments in limited partnerships, which are carried at fair value using NAV as a practical expedient with changes in fair value classified in net income, and (ii) investments in privately held entities that do not report NAV, which are measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

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

•
Investments in privately held entities that do not report NAV are carried at cost, adjusted for observable price changes and impairments, with changes recognized in net income. These investments continue to be evaluated on the basis of a qualitative assessment for indicators of impairment by utilizing the same monitoring criteria described in the “Investments” section of Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements, and by monitoring the presence of the following impairment indicators: (i) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic, or technological environment of the investee, (iii) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, (iv) significant concerns about the investee’s ability to continue as a going concern. If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment loss, without consideration as to whether the impairment is other-than-temporary, in an amount equal to the investment’s carrying value in excess of its estimated fair value.

•
Investments in privately held entities continue to require accounting under the equity method, unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of September 30, 2019.

We classify unrealized and realized gains and losses on our equity investments within investment income in our consolidated statements of operations.

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

7.	Investments (continued)

The following tables summarize our investments as of September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019
	Cost	Adjustments	Carrying Amount
Investments:
Publicly traded companies	$173,063	$39,956	$213,019
Entities that report NAV	253,696	139,608	393,304
Entities that do not report NAV:
Entities with observable price changes	42,017	73,812	115,829
Entities without observable price changes	268,302	—	268,302
Total investments	$737,078	$253,376	$990,454

	December 31, 2018
	Cost	Adjustments	Carrying Amount
Investments:
Publicly traded companies	$121,121	$62,884	$184,005
Entities that report NAV	204,646	113,159	317,805
Entities that do not report NAV:
Entities with observable price changes	39,421	64,112	103,533
Entities without observable price changes	286,921	—	286,921
Total investments	$652,109	$240,155	$892,264

Cumulative adjustments recognized on investments in privately held entities that do not report NAV held as of September 30, 2019, aggregated $73.8 million, which consisted of upward adjustments representing unrealized gains of $74.5 million and downward adjustments representing unrealized losses of $730 thousand.

During the nine months ended September 30, 2019, adjustments recognized on investments in privately held entities that do not report NAV aggregated $9.7 million, which consisted of upward adjustments of $10.2 million primarily representing unrealized gains, and downward adjustments of $530 thousand representing unrealized losses. Additionally, we recognized an impairment charge of $7.1 million related to three investments in privately held entities that do not report NAV. Refer to the “Investments” section of Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements for further details.

Our investment (loss) income for the three and nine months ended September 30, 2019, consisted of the following (in thousands):

	Three Months Ended September 30, 2019
	Unrealized Gains (Losses)	Realized Gains (Losses)	Total
Investments held at September 30, 2019:
Publicly traded companies	$(51,574)	$—	$(51,574)
Entities that report NAV	(2,840)	—	(2,840)
Entities that do not report NAV, held at period end	237	(7,133)	(6,896)
Total investments held at September 30, 2019	(54,177)	(7,133)	(61,310)
Investment dispositions during the three months ended September 30, 2019:
Recognized in the current period	—	(1,766)	(1,766)
Previously recognized gains	(15,866)	15,866	—
Total investment dispositions during the three months ended September 30, 2019	(15,866)	14,100	(1,766)
Investment (loss) income	$(70,043)	$6,967	$(63,076)

7.	Investments (continued)

	Nine Months Ended September 30, 2019
	Unrealized Gains	Realized Gains (Losses)	Total
Investments held at September 30, 2019:
Publicly traded companies	$566	$—	$566
Entities that report NAV	26,420	—	26,420
Entities that do not report NAV, held at period end	9,701	(7,133)	2,568
Total investments held at September 30, 2019	36,687	(7,133)	29,554
Investment dispositions during the nine months ended September 30, 2019:
Recognized in the current period	—	12,426	12,426
Previously recognized gains	(23,466)	23,466	—
Total investment dispositions during the nine months ended September 30, 2019	(23,466)	35,892	12,426
Investment income	$13,221	$28,759	$41,980

Our investment income for the three and nine months ended September 30, 2018, consisted of the following (in thousands):

	Three Months Ended September 30, 2018
	Unrealized Gains	Realized Gains	Total
Investments held at September 30, 2018:
Publicly traded companies	$40,342	$—	$40,342
Entities that report NAV	28,948	—	28,948
Entities that do not report NAV, held at period end	48,917	—	48,917
Total investments held at September 30, 2018	118,207	—	118,207
Investment dispositions during the three months ended September 30, 2018:
Recognized in the current period	—	3,996	3,996
Previously recognized gains	(1,019)	1,019	—
Total investment dispositions during the three months ended September 30, 2018	(1,019)	5,015	3,996
Investment income	$117,188	$5,015	$122,203

	Nine Months Ended September 30, 2018
	Unrealized Gains	Realized Gains	Total
Investments held at September 30, 2018:
Publicly traded companies	$92,148	$—	$92,148
Entities that report NAV	48,718	—	48,718
Entities that do not report NAV, held at period end	59,206	—	59,206
Total investments held at September 30, 2018	200,072	—	200,072
Investment dispositions during the nine months ended September 30, 2018:
Recognized in the current period	—	20,222	20,222
Previously recognized gains	(5,588)	5,588	—
Total investment dispositions during the nine months ended September 30, 2018	(5,588)	25,810	20,222
Investment income	$194,484	$25,810	$220,294

7.	Investments (continued)

Investments in privately held entities that report NAV

Investments in privately held entities that report NAV consist primarily of investments in limited partnerships. We are committed to funding approximately $231.6 million for all investments, which consists primarily of $231.0 million related to investments in limited partnerships. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.6 years as of September 30, 2019.

These investments are not redeemable by us, but we normally receive distributions from these investments throughout their term. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.6 years as of September 30, 2019.

8.	Other assets

The following table summarizes the components of other assets as of September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
Acquired in-place leases	$186,845		$132,906
Acquired below-market leases in which we are the lessee	—	(1)	17,434
Deferred compensation plan	20,694		19,238
Deferred financing costs – $2.2 billion unsecured senior line of credit	13,691		16,060
Deposits	11,167		12,974
Furniture, fixtures, and equipment	17,511		14,787
Interest rate hedge assets	—		2,606
Net investment in direct financing lease	39,721		39,149
Notes receivable	459		528
Operating lease right-of-use asset(2)	264,351		—
Other assets	15,312		19,861
Prepaid expenses	15,487		13,690
Property, plant, and equipment	191,765		81,024
Total	$777,003		$370,257

(1)
Upon the adoption of new lease accounting standards on January 1, 2019, the balance related to the acquired below-market leases in which we are the lessee was included in the calculation of our operating lease right-of-use asset.

(2)	Refer to Note 2 – “Summary of Significant Accounting Policies” and Note 5 – “Leases” to these unaudited consolidated financial statements for additional information.

9.	Fair value measurements

We provide fair value information about all financial instruments for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities by utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities (Level 1), (ii) significant other observable inputs (Level 2), and (iii) significant unobservable inputs (Level 3). Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2019.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2019, and December 31, 2018 (in thousands):

		September 30, 2019
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies	$213,019	$213,019	$—	$—

		December 31, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies	$184,005	$184,005	$—	$—
Interest rate hedge agreements	$2,606	$—	$2,606	$—
Liabilities:
Interest rate hedge agreements	$768	$—	$768	$—

During the three months ended September 30, 2019, in conjunction with the full repayment of our $350.0 million unsecured senior bank term loan described in the “2.75%, 3.375%, and 4.00% Unsecured Senior Notes Payable” section of Note 10 – “Secured and Unsecured Senior Debt” to these unaudited consolidated financial statements, we also terminated all of our interest rate hedge agreements aggregating $350.0 million with a weighted-average interest pay rate of 2.57%. Refer to Note 11 – “Interest rate hedge agreements” to these unaudited consolidated financial statements for further details.

Our investments in publicly traded companies are recognized at fair value. Investments in privately held entities are excluded from the fair value hierarchy above as required by the fair value standards. Refer to Note 7 – “Investments” to these unaudited consolidated financial statements for further details. We recognize interest rate hedge agreements at fair value. The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and other liabilities approximate fair value.

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

As of September 30, 2019, and December 31, 2018, the book and estimated fair values of our investments in privately held entities that report NAV, secured notes payable, unsecured senior notes payable, $2.2 billion unsecured senior line of credit, and unsecured senior bank term loan were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Book Value	Fair Value	Book Value	Fair Value
Assets:
Investments in privately held entities that report NAV	$393,304	$393,304	$317,805	$317,805

Liabilities:
Secured notes payable	$351,852	$371,321	$630,547	$638,860
Unsecured senior notes payable	$6,042,831	$6,566,970	$4,292,293	$4,288,335
$2.2 billion unsecured senior line of credit	$343,000	$342,931	$208,000	$208,106
Unsecured senior bank term loan	$—	$—	$347,415	$350,240

Nonrecurring fair value measurements

Refer to Note 7 – “Investments” and Note 16 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further discussion.

10.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of September 30, 2019 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate(1)
Secured notes payable	$351,852	$—	$351,852	5.2%	3.58%	4.3
Unsecured senior notes payable	6,042,831	—	6,042,831	89.7	3.99	11.4
$2.2 billion unsecured senior line of credit	—	343,000	343,000	5.1	3.14	4.3
Total/weighted average	$6,394,683	$343,000	$6,737,683	100.0%	3.93%	10.7
Percentage of total debt	95%	5%	100%

(1)	Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

10.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal payments as of September 30, 2019 (dollars in thousands):

	Stated Rate	Interest Rate (1)	Maturity Date (2)	Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount) Premium
Debt				2019	2020	2021	2022	2023	Thereafter	Principal		Total
Secured notes payable
San Diego	4.66%	4.90%	1/1/23	$430	$1,763	$1,852	$1,942	$26,259	$—	$32,246	$(214)	$32,032
Greater Boston	3.93%	3.19	3/10/23	382	1,566	1,628	1,693	74,517	—	79,786	1,904	81,690
Greater Boston	4.82%	3.40	2/6/24	790	3,206	3,395	3,564	3,742	183,527	198,224	11,639	209,863
San Francisco	4.14%	4.42	7/1/26	—	—	—	—	—	28,200	28,200	(661)	27,539
San Francisco	6.50%	6.50	7/1/36	—	25	26	28	30	619	728	—	728
Secured debt weighted-average interest rate/subtotal	4.55%	3.58		1,602	6,560	6,901	7,227	104,548	212,346	339,184	12,668	351,852

$2.2 billion unsecured senior line of credit	L+0.825%	3.14	1/28/24	—	—	—	—	—	343,000	343,000	—	343,000
Unsecured senior notes payable	3.90%	4.04	6/15/23	—	—	—	—	500,000	—	500,000	(2,212)	497,788
Unsecured senior notes payable – green bond	4.00%	4.03	1/15/24	—	—	—	—	—	650,000	650,000	(600)	649,400
Unsecured senior notes payable	3.45%	3.62	4/30/25	—	—	—	—	—	600,000	600,000	(4,882)	595,118
Unsecured senior notes payable	4.30%	4.50	1/15/26	—	—	—	—	—	300,000	300,000	(3,060)	296,940
Unsecured senior notes payable – green bond	3.80%	3.96	4/15/26	—	—	—	—	—	350,000	350,000	(3,201)	346,799
Unsecured senior notes payable	3.95%	4.13	1/15/27	—	—	—	—	—	350,000	350,000	(3,674)	346,326
Unsecured senior notes payable	3.95%	4.07	1/15/28	—	—	—	—	—	425,000	425,000	(3,507)	421,493
Unsecured senior notes payable	4.50%	4.60	7/30/29	—	—	—	—	—	300,000	300,000	(2,181)	297,819
Unsecured senior notes payable	2.75%	2.87	12/15/29	—	—	—	—	—	400,000	400,000	(4,189)	395,811
Unsecured senior notes payable	4.70%	4.81	7/1/30	—	—	—	—	—	450,000	450,000	(3,995)	446,005
Unsecured senior notes payable	3.375%	3.48	8/15/31	—	—	—	—	—	750,000	750,000	(7,685)	742,315
Unsecured senior notes payable	4.85%	4.93	4/15/49	—	—	—	—	—	300,000	300,000	(3,475)	296,525
Unsecured senior notes payable	4.00%	3.91	2/1/50	—	—	—	—	—	700,000	700,000	10,492	710,492
Unsecured debt weighted-average interest rate/subtotal		3.95		—	—	—	—	500,000	5,918,000	6,418,000	(32,169)	6,385,831
Weighted-average interest rate/total		3.93%		$1,602	$6,560	$6,901	$7,227	$604,548	$6,130,346	$6,757,184	$(19,501)	$6,737,683

(1)	Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

(2)	Reflects any extension options that we control.

10.	Secured and unsecured senior debt (continued)

4.85%, 3.80%, and 4.00% unsecured senior notes payable

In March 2019, we completed an offering of $850.0 million of unsecured senior notes for net proceeds of $846.1 million. The unsecured senior notes consisted of $300.0 million of 4.85% unsecured senior notes payable on April 15, 2049 (“4.85% Unsecured Senior Notes”); $350.0 million of 3.80% unsecured senior notes payable on April 15, 2026 (“3.80% Unsecured Senior Notes”), which will be allocated to fund certain eligible green development and redevelopment projects and the repayment of a secured note payable related to 50/60 Binney Street, a recently completed Class A property, which was awarded LEED® Gold certification; and $200.0 million added to our outstanding 4.00% unsecured senior notes payable due on January 15, 2024, issued at a yield to maturity of 3.453%, which are part of the same series that was originally issued in 2018 and will also be used to fund recently completed and future eligible green projects. As of September 30, 2019, these notes had a weighted-average interest rate of 4.32% and a weighted-average maturity of 14.1 years.

2.75%, 3.375%, and 4.00% unsecured senior notes payable

In July 2019, we completed an offering of $1.25 billion of unsecured senior notes payable for net proceeds of $1.24 billion. The unsecured senior notes consisted of $750.0 million of 3.375% unsecured senior notes payable on August 15, 2031 (“3.375% Unsecured Senior Notes”) and $500.0 million of 4.00% unsecured senior notes payable on February 1, 2050 (“4.00% Unsecured Senior Notes Due 2050”). The proceeds were primarily used to refinance an aggregate of $950.0 million of unsecured senior notes payable comprising $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due 2022, pursuant to a partial cash tender offer completed on July 17, 2019, and a subsequent call for redemption for the remaining outstanding amounts. The redemption was settled on August 16, 2019.

In September 2019, we completed an offering of $600.0 million of unsecured senior notes for net proceeds of $614.3 million. The unsecured senior notes consisted of $400.0 million of 2.75% unsecured senior notes payable on December 15, 2029 (“2.75% Unsecured Senior Notes Due 2029”) and $200.0 million added to our outstanding 4.00% Unsecured Senior Notes Due 2050, issued at a yield to maturity of 3.441%.

As of September 30, 2019, the 3.375% Unsecured Senior Notes, 4.00% Unsecured Senior Notes Due 2050, and 2.75% Unsecured Senior Notes Due 2029 had a weighted-average interest rate of 3.52% and a weighted-average maturity of 18.5 years.

Additionally, a portion of the proceeds from the 3.375% Unsecured Senior Notes, 4.00% Unsecured Senior Notes Due 2050, and 2.75% Unsecured Senior Notes Due 2029 was used to complete the repayment of the remaining principal balance on our unsecured senior bank term loan of $350.0 million, the maturity date of which we had previously extended to January 2, 2025, and reduced the outstanding balance of our unsecured senior line of credit. As a result of our debt refinancing and repayment, we recognized losses of $41.9 million, comprising $40.2 million related to the early extinguishment of debt and $1.7 million related to the early termination of interest rate hedge agreements. Refer to Note 11 – “Interest rate hedge agreements” to these unaudited consolidated financial statements for further details.

$750.0 million commercial paper program

In September 2019, we established a commercial paper program, which received credit ratings of A-2 from S&P Global Ratings and Prime-2 from Moody’s Investors Service. Under this program, we have the ability to issue up to $750.0 million of commercial paper notes with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our $2.2 billion unsecured senior line of credit, and any outstanding balance on our commercial paper program will reduce our line of credit borrowing capacity. The net proceeds of the issuances of the notes are expected to be used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. As of September 30, 2019, we had no outstanding borrowings under our commercial paper program.

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

10.	Secured and unsecured senior debt (continued)

Interest expense

The following table summarizes interest expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross interest	$70,761	$59,675	$192,923	$163,574
Capitalized interest	(24,558)	(17,431)	(64,741)	(46,318)
Interest expense	$46,203	$42,244	$128,182	$117,256

11.	Interest rate hedge agreements

Hedge accounting

From time to time, we utilize interest rate hedge agreements to manage a portion of our exposure to variable interest rates. As a result, our interest rate hedge agreements are generally designated as cash flow hedges. At inception of a hedge agreement, we are required to perform an initial quantitative assessment to determine whether a hedge is highly effective in offsetting changes in cash flows associated with the hedged item. For cash flow hedges that are highly effective at inception and continue to be highly effective, we record all changes (effective and ineffective components) in fair value of our hedges, including accrued interest and adjustments for non-performance risk, in accumulated other comprehensive income within total equity and reclassify them into earnings when the hedged item affects earnings. Refer to the “Hedge Accounting” section of Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements for further information about our accounting policy for interest-rate hedge instruments.

Historically, our interest rate hedge agreements primarily related to our borrowings with variable interest rates based on LIBOR. However, in connection with the LIBOR cessation projected by the end of 2021 and potential replacement of this rate in the U.S. with SOFR, we have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•
We have actively reduced borrowings outstanding on our LIBOR-based unsecured senior line of credit, unsecured senior bank term loans, and secured construction loans through repayments: from January 2017 to June 2019, we retired approximately $1.1 billion of such debt.

•	During the three months ended September 30, 2019, we further reduced our exposure to LIBOR as follows:

•
Reduced our outstanding borrowings under our $2.2 billion unsecured senior line of credit to $343.0 million, which represented approximately 5% of our total debt balance outstanding as of September 30, 2019.

•	Fully repaid the remaining $350.0 million balance and completed the extinguishment of our LIBOR-based unsecured senior bank term loan.

•
During the three months ended September 30, 2019, we established a commercial paper program, under which we have the ability to issue up to $750.0 million of commercial notes, which will bear interest at short-term fixed rates, with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subjected to LIBOR and will be used for funding short-term working capital needs. As of September 30, 2019, we had no borrowings outstanding under our commercial paper program.

•
In October 2019, we fully repaid the remaining balance of $343.0 million outstanding on our $2.2 billion unsecured senior line of credit as of September 30, 2019, using the borrowings from our commercial paper program. As of the date of filing of this quarterly report, we had no LIBOR-based debt outstanding, except for that held by our unconsolidated joint ventures.

In conjunction with the $350.0 million repayment of our LIBOR-based unsecured senior bank term loan, during the three months ended September 30, 2019, we also terminated all of our interest rate hedge agreements aggregating $350.0 million with a weighted-average interest pay rate of 2.57%. Upon discontinuation of the hedging relationship as required by the applicable accounting standards, we evaluated the probability of our making variable interest payments on LIBOR-based debt by the date the hedging relationship was originally designated to mature, and determined that it was probable that variable interest payments on LIBOR-based debt would not occur. As a result, we reclassified the entire loss on our interest rate hedge agreements aggregating $1.7 million from accumulated other compressive loss into interest expense in our consolidated statements of operations. As of September 30, 2019, we had no outstanding interest rate hedge agreements.

12.	Accounts payable, accrued expenses, and other liabilities

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$203,910	$215,539
Accrued construction	287,809	275,882
Acquired below-market leases	149,268	134,808
Conditional asset retirement obligations	14,155	10,343
Deferred rent liabilities(1)	2,932	29,547
Interest rate hedge liabilities	—	768
Operating lease liability(1)	270,614	—
Unearned rent and tenant security deposits	249,667	250,923
Other liabilities	62,921	63,897
Total	$1,241,276	$981,707

(1)	Refer to Note 2 – “Summary of Significant Accounting Policies” and Note 5 – “Leases” to these unaudited consolidated financial statements for additional information.

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

From time to time, we enter into forward equity sales agreements, which are discussed in Note 14 – “Stockholders’ Equity” to these unaudited consolidated financial statements. We considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method. For the three months ended September 30, 2019, the effect on our weighted-average shares – diluted from the forward equity sales agreements was antidilutive due to the net loss attributable our common stockholders incurred during this period. For the nine months ended September 30, 2019, the effect on our weighted-average shares – diluted from the forward equity sales agreements was 172 thousand weighted-average incremental shares. For the three and nine months ended September 30, 2018, the effect on our weighted-average shares – diluted from the forward equity sales agreements entered into in January 2018 was 462 thousand and 363 thousand weighted-average incremental shares, respectively.

To determine the dilution resulting from our 7.00% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”), we calculate the number of weighted-average shares outstanding – diluted using the if-converted method. For purposes of calculating diluted EPS, we did not assume conversion of our Series D Convertible Preferred Stock for the three and nine months ended September 30, 2019, and the nine months ended September 30, 2018, since the result was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders during each period. During the three months ended September 30, 2018, the effect of assumed conversion of our Series D Convertible Preferred Stock was dilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders and aggregated 744 thousand weighted-average incremental shares. Refer to Note 14 – “Stockholders’ Equity” to these unaudited consolidated financial statements for additional information about our Series D Convertible Preferred Stock.

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

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(36,003)	$219,359	$187,994	$421,424
Net income attributable to noncontrolling interests	(11,199)	(5,723)	(27,270)	(17,428)
Dividends on preferred stock	(1,173)	(1,301)	(3,204)	(3,905)
Preferred stock redemption charge	—	—	(2,580)	—
Net income attributable to unvested restricted stock awards	(1,398)	(3,395)	(4,532)	(6,010)
Numerator for basic EPS – net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	(49,773)	208,940	150,408	394,081
Dilutive effect of Series D Convertible Preferred Stock	—	1,301	—	—
Numerator for diluted EPS – net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(49,773)	$210,241	$150,408	$394,081

Denominator for basic EPS – weighted-average shares of common stock outstanding	112,120	104,179	111,540	101,991
Dilutive effect of forward equity sales agreements	—	462	172	363
Dilutive effect of Series D Convertible Preferred Stock	—	744	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	112,120	105,385	111,712	102,354
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(0.44)	$2.01	$1.35	$3.86
Diluted	$(0.44)	$1.99	$1.35	$3.85

14.	Stockholders’ equity

Common equity transactions

During the nine months ended September 30, 2019, we completed issuances and entered into forward equity sales agreements for an aggregate of 8.7 million shares of common stock at a weighted-average price of $144.50 per share, for aggregate net proceeds of approximately $1.2 billion, as follows:

	Aggregate Shares Sold	Shares Issued During the Nine Months Ended 9/30/2019	Remaining Shares to be Issued as of 9/30/2019
Issuance of common stock	602,484	602,484	—
Sales under forward equity sales agreements	8,120,592	1,082,000	7,038,592
	8,723,076	1,684,484	7,038,592

•
Entered into forward equity sales agreements to sell an aggregate of 8.1 million shares of common stock, at a weighted-average price of $144.42 per share, for aggregate proceeds (net of underwriters’ discounts) of approximately $1.1 billion, to be further adjusted as provided in the forward equity sales agreements, including:

(i) agreements to issue 4.4 million shares at a price of $145.00 per share expiring in June 2020; and
(ii) agreements to issue 3.7 million shares at a weighted-average price of $143.73 per share expiring in July 2020.
We incurred initial issuance costs aggregating $700 thousand in connection with these forward equity sales agreements.

•
Issued 602,484 shares of common stock under our ATM program at a weighted-average price of $145.58 per share for net proceeds of $86.1 million, during the three months ended June 30, 2019. As of September 30, 2019, we had approximately $22.5 million of gross proceeds available to be issued under our ATM program.

•
Issued 1.1 million shares of common stock pursuant to the partial settlement of forward equity sales agreements at a weighted-average price of $138.72 and received proceeds of $150.1 million, net of underwriting discounts, during the three months ended September 30, 2019.

•	As of September 30, 2019, we had 7.0 million shares of common stock remaining to be settled under these forward equity sales agreements expiring in June 2020.

7.00% Series D Convertible Preferred Stock

As of September 30, 2019, and December 31, 2018, 2.3 million and 2.6 million shares of our Series D Convertible Preferred Stock were outstanding, respectively. During the nine months ended September 30, 2019, we repurchased, in privately negotiated transactions, 275,000 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $9.2 million, or $33.60 per share. We recognized a preferred stock redemption charge of $2.6 million during the nine months ended September 30, 2019, including the write-off of original issuance costs of approximately $215 thousand.

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

In October 2019, we elected to convert the remaining 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock. The Series D Convertible Preferred Stock became eligible for mandatory conversion at our discretion, at a set conversion rate of 0.2513 shares of common stock to one share of preferred stock, upon our common stock price exceeding $149.46 per share for the specified period of time required to cause the mandatory conversion. We converted the Series D Convertible Preferred Stock into 578 thousand shares of common stock. This conversion was accounted for as an equity transaction, and we did not recognize a gain or loss. As of the date of filing of this quarterly report, we had no Series D Convertible Preferred Stock outstanding.

14.	Stockholders’ equity (continued)

Dividends

During the three months ended September 30, 2019, we declared cash dividends on our common stock aggregating $114.6 million, or $1.00 per share, and cash dividends on our Series D Convertible Preferred Stock aggregating $1.2 million, or $0.4375 per share. In October 2019, we paid the cash dividends on our common stock and Series D Convertible Preferred Stock declared for the three months ended September 30, 2019.

During the nine months ended September 30, 2019, we declared cash dividends on our common stock aggregating $337.7 million, or $2.97 per share, and cash dividends on our Series D Convertible Preferred Stock aggregating $3.2 million, or $1.3125 per share.

Accumulated other comprehensive income (loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the nine months ended September 30, 2019 (in thousands):

	Net Unrealized Gains (Losses) on:
	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2018	$1,838	$(12,273)	$(10,435)

Other comprehensive (loss) income before reclassifications	(1,763)	724	(1,039)
Reclassification of amortization income to interest expense	(1,777)	—	(1,777)
Reclassification of losses in accumulated other comprehensive income (loss) to interest expense upon swap termination	1,702	—	1,702
Net other comprehensive (loss) income	(1,838)	724	(1,114)

Balance as of September 30, 2019	$—	$(11,549)	$(11,549)

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 113.2 million shares were issued and outstanding as of September 30, 2019. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2019. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, of which 2.3 million shares were issued and outstanding as of September 30, 2019. In October 2019, we converted the remaining 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock, as described in the “7.00% Series D Convertible Preferred Stock” section within this Note 14. As of the date of filing of this quarterly report, we had no shares of Series D Convertible Preferred Stock outstanding.

15.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 25 properties as of September 30, 2019, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the nine months ended September 30, 2019 and 2018, we distributed $38.9 million and $24.4 million, respectively, to our consolidated real estate joint venture partners.

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

As of September 30, 2019, three properties aggregating 458,842 RSF were classified as held for sale and did not meet the criteria for classification as discontinued operations in our consolidated financial statements.

The following is a summary of net assets as of September 30, 2019, and December 31, 2018, for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	September 30, 2019	December 31, 2018
Total assets	$53,168	$31,260
Total liabilities	(2,499)	(2,476)
Total accumulated other comprehensive income	1,479	768
Net assets classified as held for sale	$52,148	$29,552

17.	Subsequent events

In October 2019, we fully repaid the remaining balance of $343.0 million outstanding on our $2.2 billion unsecured senior line of credit as of September 30, 2019, using the borrowings from our commercial paper program. As of the date of filing of this quarterly report, we had no LIBOR-based debt outstanding, except for that held by our unconsolidated joint ventures.

In October 2019, we completed the conversion of all 2.3 million outstanding shares of our Series D Convertible Preferred Stock. Refer to Note 14 – “Stockholders’ Equity” to these unaudited consolidated financial statements for further discussion.

18.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2019, and December 31, 2018, the condensed consolidating statements of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information on a consolidated basis. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of September 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$13,618,280	$—	$13,618,280
Investments in unconsolidated real estate JVs	—	—	340,190	—	340,190
Cash and cash equivalents	275,498	—	135,177	—	410,675
Restricted cash	223	—	42,072	—	42,295
Tenant receivables	—	—	10,668	—	10,668
Deferred rent	—	—	615,817	—	615,817
Deferred leasing costs	—	—	252,772	—	252,772
Investments	—	1,123	989,331	—	990,454
Investments in and advances to affiliates	14,076,652	12,685,103	258,380	(27,020,135)	—
Other assets	69,236	—	707,767	—	777,003
Total assets	$14,421,609	$12,686,226	$16,970,454	$(27,020,135)	$17,058,154
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$351,852	$—	$351,852
Unsecured senior notes payable	6,042,831	—	—	—	6,042,831
Unsecured senior line of credit	343,000	—	—	—	343,000
Accounts payable, accrued expenses, and other liabilities	129,971	—	1,111,305	—	1,241,276
Dividends payable	115,575	—	—	—	115,575
Total liabilities	6,631,377	—	1,463,157	—	8,094,534
Redeemable noncontrolling interests	—	—	12,099	—	12,099
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	7,790,232	12,686,226	14,333,909	(27,020,135)	7,790,232
Noncontrolling interests	—	—	1,161,289	—	1,161,289
Total equity	7,790,232	12,686,226	15,495,198	(27,020,135)	8,951,521
Total liabilities, noncontrolling interests, and equity	$14,421,609	$12,686,226	$16,970,454	$(27,020,135)	$17,058,154

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$11,913,693	$—	$11,913,693
Investments in unconsolidated real estate JVs	—	—	237,507	—	237,507
Cash and cash equivalents	119,112	—	115,069	—	234,181
Restricted cash	193	—	37,756	—	37,949
Tenant receivables	—	—	9,798	—	9,798
Deferred rent	—	—	530,237	—	530,237
Deferred leasing costs	—	—	239,070	—	239,070
Investments	—	1,262	891,002	—	892,264
Investments in and advances to affiliates	12,235,577	10,949,631	222,983	(23,408,191)	—
Other assets	56,353	—	313,904	—	370,257
Total assets	$12,411,235	$10,950,893	$14,511,019	$(23,408,191)	$14,464,956
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$630,547	$—	$630,547
Unsecured senior notes payable	4,292,293	—	—	—	4,292,293
Unsecured senior line of credit	208,000	—	—	—	208,000
Unsecured senior bank term loan	347,415	—	—	—	347,415
Accounts payable, accrued expenses, and other liabilities	111,282	—	870,425	—	981,707
Dividends payable	110,280	—	—	—	110,280
Total liabilities	5,069,270	—	1,500,972	—	6,570,242
Redeemable noncontrolling interests	—	—	10,786	—	10,786
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	7,341,965	10,950,893	12,457,298	(23,408,191)	7,341,965
Noncontrolling interests	—	—	541,963	—	541,963
Total equity	7,341,965	10,950,893	12,999,261	(23,408,191)	7,883,928
Total liabilities, noncontrolling interests, and equity	$12,411,235	$10,950,893	$14,511,019	$(23,408,191)	$14,464,956

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Operations
for the Three Months Ended September 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Income from rentals	$—	$—	$385,776	$—	$385,776
Other income	6,523	—	4,468	(6,283)	4,708
Total revenues	6,523	—	390,244	(6,283)	390,484

Expenses:
Rental operations	—	—	116,450	—	116,450
General and administrative	27,488	—	6,725	(6,283)	27,930
Interest	44,120	—	2,083	—	46,203
Depreciation and amortization	1,929	—	133,641	—	135,570
Loss on early extinguishment of debt	40,209	—	—	—	40,209
Total expenses	113,746	—	258,899	(6,283)	366,362

Equity in earnings of unconsolidated real estate JVs	—	—	2,951	—	2,951
Equity in earnings of affiliates	60,021	129,029	2,544	(191,594)	—
Investment loss	—	(80)	(62,996)	—	(63,076)
Net (loss) income	(47,202)	128,949	73,844	(191,594)	(36,003)
Net income attributable to noncontrolling interests	—	—	(11,199)	—	(11,199)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(47,202)	128,949	62,645	(191,594)	(47,202)
Dividends on preferred stock	(1,173)	—	—	—	(1,173)
Net income attributable to unvested restricted stock awards	(1,398)	—	—	—	(1,398)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(49,773)	$128,949	$62,645	$(191,594)	$(49,773)

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Operations
for the Three Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Income from rentals	$—	$—	$336,547	$—	$336,547
Other income	5,017	—	5,723	(5,464)	5,276
Total revenues	5,017	—	342,270	(5,464)	341,823

Expenses:
Rental operations	—	—	99,759	—	99,759
General and administrative	21,803	—	6,321	(5,464)	22,660
Interest	37,236	—	5,008	—	42,244
Depreciation and amortization	1,506	—	118,094	—	119,600
Loss on early extinguishment of debt	823	—	299	—	1,122
Total expenses	61,368	—	229,481	(5,464)	285,385

Equity in earnings of unconsolidated real estate JVs	—	—	40,718	—	40,718
Equity in earnings of affiliates	269,987	147,999	2,912	(420,898)	—
Investment income	—	111	122,092	—	122,203
Net income	213,636	148,110	278,511	(420,898)	219,359
Net income attributable to noncontrolling interests	—	—	(5,723)	—	(5,723)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	213,636	148,110	272,788	(420,898)	213,636
Dividends on preferred stock	(1,301)	—	—	—	(1,301)
Net income attributable to unvested restricted stock awards	(3,395)	—	—	—	(3,395)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$208,940	$148,110	$272,788	$(420,898)	$208,940

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Operations
for the Nine Months Ended September 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Income from rentals	$—	$—	$1,112,143	$—	$1,112,143
Other income	16,755	—	11,414	(17,130)	11,039
Total revenues	16,755	—	1,123,557	(17,130)	1,123,182

Expenses:
Rental operations	—	—	323,640	—	323,640
General and administrative	78,291	—	17,880	(17,130)	79,041
Interest	120,826	—	7,356	—	128,182
Depreciation and amortization	5,344	—	398,750	—	404,094
Loss on early extinguishment of debt	40,209	—	7,361	—	47,570
Total expenses	244,670	—	754,987	(17,130)	982,527

Equity in earnings of unconsolidated real estate JVs	—	—	5,359	—	5,359
Equity in earnings of affiliates	388,639	348,947	6,867	(744,453)	—
Investment income	—	33	41,947	—	41,980
Net income	160,724	348,980	422,743	(744,453)	187,994
Net income attributable to noncontrolling interests	—	—	(27,270)	—	(27,270)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	160,724	348,980	395,473	(744,453)	160,724
Dividends on preferred stock	(3,204)	—	—	—	(3,204)
Preferred stock redemption charge	(2,580)	—	—	—	(2,580)
Net income attributable to unvested restricted stock awards	(4,532)	—	—	—	(4,532)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$150,408	$348,980	$395,473	$(744,453)	$150,408

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Operations
for the Nine Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Income from rentals	$—	$—	$976,996	$—	$976,996
Other income	14,106	—	11,760	(15,866)	10,000
Total revenues	14,106	—	988,756	(15,866)	986,996

Expenses:
Rental operations	—	—	283,438	—	283,438
General and administrative	66,694	—	17,192	(15,866)	68,020
Interest	100,470	—	16,786	—	117,256
Depreciation and amortization	4,830	—	347,841	—	352,671
Impairment of real estate	—	—	6,311	—	6,311
Loss on early extinguishment of debt	823	—	299	—	1,122
Total expenses	172,817	—	671,867	(15,866)	828,818

Equity in earnings of unconsolidated real estate JVs	—	—	42,952	—	42,952
Equity in earnings of affiliates	562,707	345,676	6,809	(915,192)	—
Investment income	—	487	219,807	—	220,294
Net income	403,996	346,163	586,457	(915,192)	421,424
Net income attributable to noncontrolling interests	—	—	(17,428)	—	(17,428)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	403,996	346,163	569,029	(915,192)	403,996
Dividends on preferred stock	(3,905)	—	—	—	(3,905)
Net income attributable to unvested restricted stock awards	(6,010)	—	—	—	(6,010)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$394,081	$346,163	$569,029	$(915,192)	$394,081

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(47,202)	$128,949	$73,844	$(191,594)	$(36,003)
Other comprehensive income (loss):
Unrealized gains on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(79)	—	—	—	(79)
Reclassification adjustment for amortization expense to interest expense included in net (loss) income	38	—	—	—	38
Reclassification of swap termination losses to interest expense included in net income	1,702	—	—	—	1,702
Unrealized gains on interest rate hedge agreements, net	1,661	—	—	—	1,661

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	—	—	(2,076)	—	(2,076)
Unrealized losses on foreign currency translation, net	—	—	(2,076)	—	(2,076)

Total other comprehensive income (loss)	1,661	—	(2,076)	—	(415)
Comprehensive (loss) income	(45,541)	128,949	71,768	(191,594)	(36,418)
Less: comprehensive income attributable to noncontrolling interests	—	—	(11,199)	—	(11,199)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(45,541)	$128,949	$60,569	$(191,594)	$(47,617)

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Three Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$213,636	$148,110	$278,511	$(420,898)	$219,359
Other comprehensive loss:
Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge gains arising during the period	165	—	—	—	165
Reclassification of gains to interest expense included in net income	(1,432)	—	—	—	(1,432)
Unrealized losses on interest rate hedge agreements, net	(1,267)	—	—	—	(1,267)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	—	—	(59)	—	(59)
Unrealized losses on foreign currency translation, net	—	—	(59)	—	(59)

Total other comprehensive loss	(1,267)	—	(59)	—	(1,326)
Comprehensive income	212,369	148,110	278,452	(420,898)	218,033
Less: comprehensive income attributable to noncontrolling interests	—	—	(5,723)	—	(5,723)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$212,369	$148,110	$272,729	$(420,898)	$212,310

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$160,724	$348,980	$422,743	$(744,453)	$187,994
Other comprehensive (loss) income:
Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(1,763)	—	—	—	(1,763)
Reclassification adjustment for amortization income to interest expense included in net income	(1,777)	—	—	—	(1,777)
Reclassification of losses related to terminated interest rate hedge instruments to interest expense included in net income	1,702	—	—	—	1,702
Unrealized losses on interest rate hedge agreements, net	(1,838)	—	—	—	(1,838)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	724	—	724
Unrealized gains on foreign currency translation, net	—	—	724	—	724

Total other comprehensive (loss) income	(1,838)	—	724	—	(1,114)
Comprehensive income	158,886	348,980	423,467	(744,453)	186,880
Less: comprehensive income attributable to noncontrolling interests	—	—	(27,270)	—	(27,270)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$158,886	$348,980	$396,197	$(744,453)	$159,610

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Nine Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$403,996	$346,163	$586,457	$(915,192)	$421,424
Other comprehensive loss:
Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge gains arising during the period	2,808	—	—	—	2,808
Reclassification of gains to interest expense included in net income	(3,241)	—	—	—	(3,241)
Unrealized losses on interest rate hedge agreements, net	(433)	—	—	—	(433)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	—	—	(3,631)	—	(3,631)
Unrealized losses on foreign currency translation, net	—	—	(3,631)	—	(3,631)

Total other comprehensive loss	(433)	—	(3,631)	—	(4,064)
Comprehensive income	403,563	346,163	582,826	(915,192)	417,360
Less: comprehensive income attributable to noncontrolling interests	—	—	(17,428)	—	(17,428)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$403,563	$346,163	$565,398	$(915,192)	$399,932

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$160,724	$348,980	$422,743	$(744,453)	$187,994
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,344	—	398,750	—	404,094
Loss on early extinguishment of debt	40,209	—	7,361	—	47,570
Equity in earnings of unconsolidated real estate JVs	—	—	(5,359)	—	(5,359)
Distributions of earnings from unconsolidated real estate JVs	—	—	2,607	—	2,607
Amortization of loan fees	6,601	—	263	—	6,864
Amortization of debt premiums	(484)	—	(2,386)	—	(2,870)
Amortization of acquired below-market leases	—	—	(20,976)	—	(20,976)
Deferred rent	—	—	(79,835)	—	(79,835)
Stock compensation expense	33,401	—	—	—	33,401
Equity in earnings of affiliates	(388,639)	(348,947)	(6,867)	744,453	—
Investment income	—	(33)	(41,947)	—	(41,980)
Changes in operating assets and liabilities:
Tenant receivables	—	—	(886)	—	(886)
Deferred leasing costs	—	—	(34,374)	—	(34,374)
Other assets	(3,989)	—	(997)	—	(4,986)
Accounts payable, accrued expenses, and other liabilities	(537)	—	14,839	—	14,302
Net cash (used in) provided by operating activities	(147,370)	—	652,936	—	505,566

Investing Activities
Additions to real estate	—	—	(914,722)	—	(914,722)
Purchases of real estate	—	—	(1,289,319)	—	(1,289,319)
Deposits returned for investing activities	—	—	1,899	—	1,899
Investments in subsidiaries	(1,452,436)	(1,386,525)	(28,530)	2,867,491	—
Investments in unconsolidated real estate JVs	—	—	(99,955)	—	(99,955)
Additions to investments	—	—	(133,866)	—	(133,866)
Sales of investments	—	172	84,921	—	85,093
Net cash used in investing activities	$(1,452,436)	$(1,386,353)	$(2,379,572)	$2,867,491	$(2,350,870)

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2019
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Repayments of borrowings from secured notes payable	$—	$—	$(304,455)	$—	$(304,455)
Proceeds from issuance of unsecured senior notes payable	2,721,169	—	—	—	2,721,169
Repayments of unsecured senior notes payable	(950,000)	—	—	—	(950,000)
Borrowings from unsecured senior line of credit	4,068,000	—	—	—	4,068,000
Repayments of borrowings from unsecured senior line of credit	(3,933,000)	—	—	—	(3,933,000)
Repayments of borrowings from unsecured senior bank term loan	(350,000)	—	—	—	(350,000)
Premium paid for early extinguishment of debt	(34,677)	—	—	—	(34,677)
Transfers to/from parent company	396,001	1,386,353	1,085,137	(2,867,491)	—
Payment of loan fees	(26,772)	—	(7,082)	—	(33,854)
Taxes paid related to net settlement of equity awards	(25,150)	—	—	—	(25,150)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(9,240)	—	—	—	(9,240)
Proceeds from issuance of common stock	235,487	—	—	—	235,487
Dividends on common stock	(332,458)	—	—	—	(332,458)
Dividends on preferred stock	(3,138)	—	—	—	(3,138)
Contributions from and sales of noncontrolling interests	—	—	1,015,874	—	1,015,874
Distributions to and purchases of noncontrolling interests	—	—	(38,882)	—	(38,882)
Net cash provided by financing activities	1,756,222	1,386,353	1,750,592	(2,867,491)	2,025,676

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	468	—	468

Net increase in cash, cash equivalents, and restricted cash	156,416	—	24,424	—	180,840
Cash, cash equivalents, and restricted cash as of the beginning of period	119,305	—	152,825	—	272,130
Cash, cash equivalents, and restricted cash as of the end of period	$275,721	$—	$177,249	$—	$452,970

Supplemental Disclosures and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$114,951	$—	$10,213	$—	$125,164
Change in accrued construction	$—	$—	$12,128	$—	$12,128
Accrued construction for current-period additions to real estate	$—	$—	$211,691	$—	$211,691
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(28,200)	$—	$(28,200)
Right-of-use asset	$—	$—	$267,559	$—	$267,559
Lease liability	$—	$—	$(273,545)	$—	$(273,545)

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Nine Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$403,996	$346,163	$586,457	$(915,192)	$421,424
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,830	—	347,841	—	352,671
Loss on early extinguishment of debt	823	—	299	—	1,122
Impairment of real estate	—	—	6,311	—	6,311
Equity in earnings of unconsolidated real estate JVs	—	—	(42,952)	—	(42,952)
Distributions of earnings from unconsolidated real estate JVs	—	—	430	—	430
Amortization of loan fees	6,685	—	1,185	—	7,870
Amortization of debt discounts (premiums)	587	—	(2,382)	—	(1,795)
Amortization of acquired below-market leases	—	—	(16,588)	—	(16,588)
Deferred rent	—	—	(75,960)	—	(75,960)
Stock compensation expense	25,209	—	—	—	25,209
Equity in earnings of affiliates	(562,707)	(345,676)	(6,809)	915,192	—
Investment income	—	(487)	(219,807)	—	(220,294)
Changes in operating assets and liabilities:
Tenant receivables	—	—	(807)	—	(807)
Deferred leasing costs	—	—	(42,821)	—	(42,821)
Other assets	(14,955)	—	(6,674)	—	(21,629)
Accounts payable, accrued expenses, and other liabilities	(4,371)	—	26,268	—	21,897
Net cash (used in) provided by operating activities	(139,903)	—	553,991	—	414,088

Investing Activities
Proceeds from sales of real estate	—	—	5,748	—	5,748
Additions to real estate	—	—	(663,688)	—	(663,688)
Purchases of real estate	—	—	(947,013)	—	(947,013)
Deposits returned for investing activities	—	—	2,500	—	2,500
Investments in subsidiaries	(1,453,711)	(1,234,186)	(25,477)	2,713,374	—
Acquisitions of interests in unconsolidated real estate JVs	—	—	(35,922)	—	(35,922)
Investments in unconsolidated real estate JVs	—	—	(77,501)	—	(77,501)
Return of capital from unconsolidated real estate joint ventures	—	—	68,592	—	68,592
Additions to investments	—	—	(174,195)	—	(174,195)
Sales of investments	—	420	56,910	—	57,330
Net cash used in investing activities	$(1,453,711)	$(1,233,766)	$(1,790,046)	$2,713,374	$(1,764,149)

18.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Nine Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$17,784	$—	$17,784
Repayments of borrowings from secured notes payable	—	—	(155,155)	—	(155,155)
Proceeds from issuance of unsecured senior notes payable	899,321	—	—	—	899,321
Borrowings from unsecured senior line of credit	3,894,000	—	—	—	3,894,000
Repayments of borrowings from unsecured senior line of credit	(3,531,000)	—	—	—	(3,531,000)
Repayments of borrowings from unsecured senior bank term loan	(200,000)	—	—	—	(200,000)
Transfers to/from parent company	102,582	1,233,757	1,377,035	(2,713,374)	—
Payment of loan fees	(19,066)	—	—	—	(19,066)
Proceeds from issuance of common stock	696,532	—	—	—	696,532
Dividends on common stock	(280,632)	—	—	—	(280,632)
Dividends on preferred stock	(3,905)	—	—	—	(3,905)
Contributions from noncontrolling interests	—	—	15,837	—	15,837
Distributions to noncontrolling interests	—	—	(25,910)	—	(25,910)
Net cash provided by financing activities	1,557,832	1,233,757	1,229,591	(2,713,374)	1,307,806

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1,051)	—	(1,051)

Net decrease in cash, cash equivalents, and restricted cash	(35,782)	(9)	(7,515)	—	(43,306)
Cash, cash equivalents, and restricted cash as of the beginning of period	130,516	9	146,661	—	277,186
Cash, cash equivalents, and restricted cash as of the end of period	$94,734	$—	$139,146	$—	$233,880

Supplemental Disclosures and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$81,888	$—	$17,750	$—	$99,638
Change in accrued construction	$—	$—	$69,654	$—	$69,654
Accrued construction for current-period additions to real estate	$—	$—	$225,435	$—	$225,435

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

•	Market and industry factors such as adverse developments concerning the life science, technology, and agtech industries and/or our tenants.

•	Government factors such as any unfavorable effects resulting from federal, state, local, and/or foreign government policies, laws, and/or funding levels.

•	Global factors such as negative economic, political, financial, credit market, and/or banking conditions.

•	Other factors such as climate change, cyber intrusions, and/or changes in laws, regulations, and financial accounting standards.

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT and the first and longest-tenured owner, operator, and developer uniquely focused on collaborative life science, technology, and agtech campuses in AAA innovation cluster locations, with a total market capitalization of $24.3 billion and an asset base in North America of 35.6 million SF as of September 30, 2019. The asset base in North America includes 25.4 million RSF of operating properties and 2.5 million RSF of Class A properties undergoing construction or pre-construction, with projected initial occupancy in the fourth quarter of 2019 or 2020, 4.9 million RSF of intermediate-term Class A properties undergoing or nearing pre-construction, and 2.8 million SF of future development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle. We have a longstanding and proven track record of developing Class A properties clustered in urban life science, technology, and agtech campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, technology, and agtech companies through our venture capital arm. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of September 30, 2019:

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

•
Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from approximately 3% to 3.5%) or indexed based on a consumer price index or other index; and

•
Approximately 96% of our leases (on an RSF basis) provided for the recapture of capital expenditures (such as heating, ventilation, and air conditioning systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return and long-term asset value based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A properties clustered in urban campuses. These key urban campus locations are characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They generally represent highly desirable locations for tenancy by life science, technology, and agtech entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, life science, technology, and agtech relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

Executive summary

Operating results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income attributable to Alexandria’s common stockholders – diluted:
In millions	$(49.8)	$210.2	$150.4	$394.1
Per share	$(0.44)	$1.99	$1.35	$3.85
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$197.1	$173.6	$579.6	$504.0
Per share	$1.75	$1.66	$5.19	$4.92

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items at the beginning of the “Results of Operations” section within this Item 2 for additional information.

Mercer Mega Block in Seattle: 800,000 RSF premier multi-use campus in Lake Union

In September 2019, we were selected by the City of Seattle to develop an approximately 800,000 RSF premier multi-use campus at Mercer Mega Block in Seattle’s Lake Union submarket. Along with our existing nearly 806,000 RSF in value-creation opportunities, the future development of this community-centric, amenity-driven, mixed-use innovation campus will strategically provide a pipeline of high quality buildings to address demand in the vibrant Lake Union submarket. We expect to complete this acquisition in 2020.

88 Bluxome Street is the first and only project to win full approval in Central SoMa

In July 2019, we, along with TMG Partners, won full project approval to develop a 1.1 million RSF mixed-use campus at 88 Bluxome Street in Central SoMa. Anchored by a 490,000 RSF lease with Pinterest, Inc., the future development, which is the first and only project in Central SoMa to receive full approval and 100% of its Prop M allocation from the San Francisco Planning Commission, is nearly 60% pre-leased. Construction is expected to commence in 2020.

A REIT industry-leading, high-quality tenant roster

•	53% of annual rental revenue from investment-grade or publicly traded large cap tenants.

•	Weighted-average remaining lease term of 8.3 years.

Strong internal growth

•	Total revenues:

•	$390.5 million, up 14.2%, for the three months ended September 30, 2019, compared to $341.8 million for the three months ended September 30, 2018.

•	$1.1 billion, up 13.8%, for the nine months ended September 30, 2019, compared to $987.0 million for the nine months ended September 30, 2018.

•	Continued strong internal growth; vacancy in recently acquired properties provide opportunity to increase income from rentals and net operating income.

•
Net operating income (cash basis) of $963.5 million for the three months ended September 30, 2019, annualized, up $96.4 million, or 11.1%, compared to the three months ended September 30, 2018, annualized.

•	Same property net operating income growth:

•	2019 guidance ranges of 1.5% to 3.5%, an increase of 0.5% at the midpoint, and 6.0% to 8.0% (cash basis), reflect our expectation of solid full-year performance.

•	2.5% and 5.7% (cash basis) for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

•	3.3% and 8.1% (cash basis) for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

•	Continued strong leasing activity and rental rate growth over expiring rates on renewed and re-leased space:

	September 30, 2019
	Three Months Ended	Nine Months Ended
Total leasing activity – RSF	1,241,677	3,310,598
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	758,113	1,855,458
Rental rate increases	27.9%	30.6%
Rental rate increases (cash basis)	11.2%	16.2%

Strong external growth; disciplined allocation of capital to visible, highly leased value-creation pipeline

•
Since the beginning of the fourth quarter of 2018, we have placed into service 2.5 million RSF of development and redevelopment projects, including 1.3 million RSF during the three months ended September 30, 2019.

•
Significant near-term growth of annual net operating income (cash basis), including our share of unconsolidated real estate joint ventures, of $70 million upon the burn-off of initial free rent on recently delivered projects.

•
We commenced development and redevelopment projects aggregating 1.8 million RSF during the nine months ended September 30, 2018, including three projects aggregating 447,998 RSF during the three months ended September 30, 2019.

•	During the nine months ended September 30, 2018, we leased 1.2 million RSF of development and redevelopment space.

Opportunistic senior notes payable issuances and refinancing of near-term maturities

During the three months ended September 30, 2019, we opportunistically issued $1.9 billion of unsecured senior notes payable, with a weighted-average interest rate of 3.52% and maturity of 18.5 years. Proceeds were used primarily to refinance $1.7 billion of unsecured senior debt. As of September 30, 2019, our weighted average remaining term on outstanding debt is 10.7 years, with no debt maturing until 2023.

Sale of partial interests in three core Class A properties

During the three months ended September 30, 2019, we completed the sales of partial interests in three properties for an aggregate sales price of $462.2 million and aggregate consideration in excess of book value of approximately $180.2 million, representing a weighted‑average cash capitalization rate of 4.6%. We retained control over each of these newly formed joint ventures, and therefore, we consolidate these properties. For consolidated joint ventures, we account for the difference between the consideration received and the book value of the interest sold as an equity transaction, with no gain or loss recognized in earnings.

Continued growth in common stock dividend

Common stock dividend declared for the three months ended September 30, 2019 of $1.00 per common share, aggregating $3.94 per common share for the twelve months ended September 30, 2019, up 28 cents, or 8%, over the twelve months ended September 30, 2018; continuation of our strategy to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

1165 Eastlake Avenue East fully leased long-term by Adaptive Biotechnologies Corporation

In August 2019, we signed a 12-year, full-building lease with Adaptive Biotechnologies Corporation at 1165 Eastlake Avenue East to be its new headquarters. This amenity-rich, sustainable 100,086 RSF office/laboratory development is located within the prominent Eastlake Life Science Campus in the heart of our Lake Union life science cluster in Seattle.

Completed acquisitions

Refer to the “Acquisitions” subsection of the “Investments in Real Estate” section within this Item 2 of this report for information on our strategic acquisitions.

Core operating metrics as of or for the quarter ended September 30, 2019

Percentage of annual rental revenue in effect from:
Investment-grade or publicly traded large cap tenants	53
Class A properties in AAA locations	78
Occupancy of operating properties in North America	96.6	(1)
Operating margin	70
Adjusted EBITDA margin	68
Weighted-average remaining lease term:
All tenants	8.3	years
Top 20 tenants	11.8	years

(1)
Decline of 0.8% from 97.4% for our overall occupancy at June 30, 2019 reflects: (i) 111,080 RSF, or 0.4% of existing vacancy, at properties recently acquired during the three months ended September 30, 2019, which we anticipate leasing up in the future; and (ii) 116,556 RSF, or 0.5% vacancy, that became vacant as expected during the third quarter of 2019 at 3545 Cray Court related to downtime for renovation of the property. During the three months ended September 30, 2019, we executed a lease for 64,108 RSF at 3545 Cray Court, or 55% of the property, that is expected to commence during the third quarter of 2020, upon completion of the renovations.

Refer to the “Strong Internal Growth” subsection on the previous page for information on our total revenues, net operating income, same property net operating income growth, rental rate growth, and leasing activity.

Balance sheet management

Key metrics as of September 30, 2019

•	$17.5 billion of total equity capitalization

•	$24.3 billion of total market capitalization

•	$3.5 billion of liquidity

•	95% of net operating income is unencumbered

	As of September 30, 2019		Goal for Fourth Quarter of 2019, Annualized
	Quarter Annualized	Trailing 12 Months
Net debt to Adjusted EBITDA	5.8x	6.1x	Less than or equal to 5.3x
Fixed-charge coverage ratio	3.9x	4.1x	Greater than 4.0x

Value-creation pipeline as a percentage of gross investments in real estate	As of September 30, 2019	Percentage Leased/Negotiating
New Class A development and redevelopment projects
Undergoing construction with initial occupancy targeted for fourth quarter of 2019 and 2020 and our pre-leased pre-construction project at 88 Bluxome Street	7%	64%
Undergoing pre-construction, marketing, and future value-creation projects	5%	N/A

Key capital events

•	During the three months ended September 30, 2019, we had the following sales of partial interests in two core Class A properties:

			Partial Interest
				Sales Price			Capitalization Rate (Cash)
Property	Submarket	RSF	Sold	Total	Per RSF
(Dollars in millions, except per RSF amounts)
5200 Illumina Way	University Town Center	792,687	49%	$286.7	$681	(1)	4.7%
500 Forbes Boulevard	South San Francisco	155,685	90%	139.5	996		4.4
		948,372		$426.2	$733		4.6%

(1) Represents $264.6 million, or $681 per RSF, for the operating buildings and $22.1 million, or $100 per RSF, for the developable land parcel. This transaction values 100% of the campus at $585.2 million and represents a value in excess of book basis aggregating $269.1 million.

•	During the three months ended September 30, 2019, our issuances and repayments of debt included the following (dollars in millions):

	Date	Effective Interest Rate	Maturity Date	Principal Amount	Annual Interest Expense
Issuances
Unsecured senior notes payable	Sept	2.87%	12/15/29	$400	$12
Unsecured senior notes payable	July	3.48%	8/15/31	750	26
Unsecured senior notes payable	July	4.09%	2/1/50	500	20
Unsecured senior notes payable	Sept	3.51%	2/1/50	200	7
Weighted average/total		3.52%	18.5 years	1,850	65

Repayments of debt
Unsecured senior notes payable	July/Aug	2.96%	1/15/20	400	12
Unsecured senior notes payable	July/Aug	4.75%	4/1/22	550	26
Unsecured senior bank term loan	July/Sept	3.62%	1/2/25	350	13
Unsecured senior line of credit	Sept	3.14%	1/28/24	360	11
Weighted average/total		3.73%	2.9 years	1,660	$62
Proceeds held in cash				$190

•
As a result of our debt refinancing, we recognized losses on early extinguishment of debt and losses on early terminations of interest rate hedge agreements of $40.2 million and $1.7 million, respectively.

•
During 2019, equity issuances included 602,484 shares of common stock issued in the second quarter of 2019 under our ATM program for net proceeds of $86.1 million and 1.1 million shares issued during the third quarter of 2019 to settle forward equity sales agreements for net proceeds of $150.1 million. As of September 30, 2019, 7.0 million shares remain unsettled under forward equity sales agreements, for which we expect to receive proceeds of $979.2 million.

•
In September 2019, we established a commercial paper program with the ability to issue up to $750.0 million of commercial notes with a maximum maturity of 397 days from the date of issue. Our commercial paper program is backed by our $2.2 billion unsecured senior line of credit, and any outstanding balance on our commercial paper program will reduce the borrowing capacity under our unsecured senior line of credit. Borrowings under the program will be used to fund short-term capital needs. As of September 30, 2019, we had no outstanding borrowings under our commercial paper program.

Investments

We carry our investments in publicly traded companies and certain privately held entities at fair value. During the three months ended September 30, 2019, we had investment losses of $63.1 million, comprising $14.1 million in realized gains, $7.1 million in impairments related to three privately held non-real estate investments, and $70.0 million in unrealized losses.

Corporate responsibility, industry leadership, and strategic initiatives

•
In September 2019, we achieved the following in the 2019 Global Real Estate Sustainability Benchmark (“GRESB”) Real Estate Assessment: (i) GRESB 5 Star Rating (out of 5 stars), (ii) our third consecutive “Green Star” designation, and (iii) our second consecutive “A” disclosure score.

•
In October 2019, we accepted the 2019 Developer of the Year Award from NAIOP, the Commercial Real Estate Development Association. This award annually honors the development company that best exemplifies leadership and innovation as demonstrated by the outstanding quality of projects and services, financial consistency and stability, ability to adapt to market conditions, and support for the local community.

Subsequent events

•
In October 2019, we elected to convert the remaining 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock. The Series D Convertible Preferred Stock became eligible for mandatory conversion at our discretion upon our common stock price exceeding $149.46 per share for the specified period of time required to cause the mandatory conversion. We converted the Series D Convertible Preferred Stock into 578 thousand shares of common stock. This conversion was accounted for as an equity transaction, and we did not recognize a gain or loss.

Operating summary

Same Property Net Operating Income Growth	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Technology, and AgTech Campuses
	Stable cash flows
	Percentage of triple net leases	97%
	Increasing cash flows
	Percentage of leases containing annual rent escalations	95%
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	96%

Rental Rate Growth: Renewed/Re-Leased Space	Margins(2)

	Operating	Adjusted EBITDA
	70%	68%

(1)	Percentages calculated based on RSF as of September 30, 2019.

(2)	Represents percentages for the three months ended September 30, 2019.

Long-Duration Cash Flows From High-Quality, Diverse, and Innovative Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	Long-Duration Lease Terms

53%	8.3 Years
of ARE’s	Weighted-Average
Annual Rental Revenue(1)	Remaining Term

Tenant Mix

Public Biotechnology
28%
Life Science Product, Service, and Device
18%
Private Biotechnology
8%
Technology(2)
11%
Other
4%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
9%
Multinational Pharmaceutical
22%

Percentage of ARE’s Annual Rental Revenue(1)

(1)	Represents annual rental revenue in effect as of September 30, 2019. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

(2)	78% of our annual rental revenue for technology tenants is from investment-grade or publicly traded large cap tenants.

High-Quality Cash Flows From Class A Properties in AAA Locations

Class A Properties in AAA Locations	AAA Locations

San Francisco
27%
New York City
7%
San Diego
15%
Seattle
6%
Maryland
6%
Research Triangle
3%
Other
1%
Greater Boston
35%

78%
of ARE’s Annual Rental Revenue(1)
Percentage of ARE’s Annual Rental Revenue(1)

Solid Demand for Class A Properties in AAA Locations Drives Solid Occupancy

Solid Historical Occupancy(2)	Occupancy Across Key Locations(3)

96.6%(4)
98.1%
99.0%
99.2%
92.8%
97.7%
96.2%
97.8%
North America
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle

96%
Over 10 Years

(1)	Represents annual rental revenue in effect as of September 30, 2019. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

(2)	Average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of September 30, 2019.

(3)	As of September 30, 2019.

(4)	Decline of 0.8% from 97.4% for our overall occupancy at June 30, 2019 reflects:

(i)	111,080 RSF, or 0.4%, of existing vacancy at properties recently acquired during the three months ended September 30, 2019 which we anticipate leasing up in the future; and

(ii)
116,556 RSF, or 0.5%, that became vacant as expected during the three months ended September 30, 2019, at 3545 Cray Court in San Diego related to downtime for renovation of the property. During the three months ended September 30, 2019, we executed a lease for 64,108 RSF at 3545 Cray Court, or 55% of the property, that is expected to commence in the third quarter of 2020, upon completion of the renovations.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended		Nine Months Ended			Year Ended
	September 30, 2019		September 30, 2019			December 31, 2018
	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	27.9%	11.2%	30.6%		16.2%	24.1%	14.1%
New rates	$58.33	$56.31	$56.31		$54.00	$55.05	$52.79
Expiring rates	$45.61	$50.64	$43.12		$46.49	$44.35	$46.25
RSF	758,113		1,855,458			2,088,216
Tenant improvements/ leasing commissions	$11.46		$18.63			$20.61
Weighted-average lease term	5.2 years		5.6 years			6.1 years

Developed/redeveloped previously vacant space leased
New rates	$66.50	$63.27	$62.60		$60.69	$58.45	$48.73
RSF	483,564		1,455,140			2,633,476
Tenant improvements/ leasing commissions	$17.49		$18.33			$12.57
Weighted-average lease term	10.9 years		10.6 years			11.5 years

Leasing activity summary (totals):
New rates	$61.51	$59.02	$59.07		$56.94	$56.94	$50.52
RSF	1,241,677		3,310,598	(2)		4,721,692
Tenant improvements/ leasing commissions	$13.81		$18.50			$16.13
Weighted-average lease term	7.4 years		7.8 years			9.1 years

Lease expirations(1)
Expiring rates	$45.47	$49.81	$42.27		$45.36	$42.98	$45.33
RSF	891,794		2,184,894			2,811,021

Leasing activity includes 100% of results for properties in which we have an investment in North America.

(1)	Excludes month-to-month leases aggregating 51,580 RSF and 50,548 RSF as of September 30, 2019, and December 31, 2018, respectively.

(2)
During the nine months ended September 30, 2019, we granted tenant concessions/free rent averaging 2.3 months with respect to the 3,310,598 RSF leased. Approximately 65% of the leases executed during the nine months ended September 30, 2019, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of September 30, 2019:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2019 (2)	263,242	1.1%	$42.90	0.9%
2020	1,605,708	6.6%	$36.69	4.8%
2021	1,420,131	5.8%	$43.22	5.0%
2022	1,865,264	7.7%	$40.74	6.2%
2023	2,471,595	10.2%	$45.13	9.1%
2024	2,192,250	9.0%	$46.71	8.4%
2025	1,620,318	6.7%	$47.62	6.3%
2026	1,527,877	6.3%	$48.84	6.1%
2027	2,346,920	9.7%	$48.25	9.3%
2028	1,555,736	6.4%	$59.44	7.6%
Thereafter	7,438,267	30.5%	$59.42	36.3%

(1)	Represents amounts in effect as of September 30, 2019.

(2)	Excludes month-to-month leases for 51,580 RSF as of September 30, 2019.

The following tables present information by market with respect to our lease expirations in North America as of September 30, 2019, for the remainder of 2019 and all of 2020:

	2019 Contractual Lease Expirations (in RSF)						Annual Rental Revenue (per RSF)(2)
Market	Leased	Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases		Total(1)

Greater Boston	70,868	—	—	9,580		80,448	$71.95
San Francisco	3,178	22,625	—	27,775		53,578	40.28
New York City	10,761	—	—	1,588		12,349	N/A
San Diego	54,042	—	—	3,722		57,764	23.10
Seattle	—	2,421	—	—		2,421	N/A
Maryland	—	—	—	3,505		3,505	N/A
Research Triangle	3,139	6,105	—	10,735		19,979	24.52
Canada	—	—	—	—		—	—
Non-cluster markets	1,463	28,775	—	2,960		33,198	21.27
Total	143,451	59,926	—	59,865		263,242	$42.90
Percentage of expiring leases	54%	23%	—%	23%		100%

	2020 Contractual Lease Expirations (in RSF)						Annual Rental Revenue (per RSF)(2)
Market	Leased	Negotiating/ Anticipating	Targeted for Redevelopment	Remaining Expiring Leases(3)		Total

Greater Boston	52,406	103,584	—	346,393		502,383	$49.26
San Francisco	43,286	37,281	—	203,230	(4)	283,797	44.26
New York City	—	13,101	—	25,224		38,325	N/A
San Diego	679	25,127	—	299,324	(5)	325,130	28.80
Seattle	12,727	—	—	32,047		44,774	38.68
Maryland	31,367	29,498	—	103,386		164,251	18.19
Research Triangle	—	54,331	—	39,028		93,359	17.54
Canada	64,728	—	—	29,865		94,593	28.17
Non-cluster markets	—	1,008	—	58,088		59,096	29.39
Total	205,193	263,930	—	1,136,585		1,605,708	$36.69
Percentage of expiring leases	13%	16%	—%	71%		100%

(1)	Excludes month-to-month leases aggregating 51,580 RSF as of September 30, 2019.

(2)	Represents amounts in effect as of September 30, 2019.

(3)	The largest remaining contractual lease expiration in 2020 is 60,759 RSF in our Greater Boston market.

(4)
Includes two leases aggregating 100,560 RSF at 630 and 650 Gateway Boulevard in our South San Francisco submarket that expire in the fourth quarter of 2020. We are considering options to renovate these buildings into Class A office/laboratory properties. As such, we expect these properties will not be classified as a redevelopment and will remain in our pool of same properties.

(5)
Includes 119,546 RSF at 9363, 9373, and 9393 Towne Centre Drive in our University Town Center submarket, which is under evaluation for development and potential additional density at this site, subject to future market conditions.

Top 20 tenants

85% of Top 20 Annual Rental Revenue From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.3% of our annual rental revenue in effect as of September 30, 2019. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of September 30, 2019 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term in Years (1)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)		Investment-Grade Credit Ratings		Average Market Cap(2) (in billions)

	Tenant							Moody’s	S&P
1	Takeda Pharmaceutical Company Ltd.	9.9		606,249	$39,251	3.3%		Baa2	BBB+	$50.2
2	Facebook, Inc.	12.3		903,786	38,797	3.3		—	—	$483.4
3	Illumina, Inc.	10.9		891,495	35,907	3.0		—	BBB	$46.0
4	Eli Lilly and Company	9.6		554,089	34,096	2.9		A2	A+	$117.7
5	Sanofi	8.7		494,693	33,845	2.8		A1	AA	$107.9
6	Celgene Corporation	6.4		675,857	31,951	2.7	(3)	Baa2	BBB+	$61.7
7	Novartis AG	7.4		392,570	29,746	2.5		A1	AA-	$223.5
8	Uber Technologies, Inc.	63.1	(4)	1,016,745	27,433	2.3		B2	B-	$66.7
9	Merck & Co., Inc.	11.7		421,623	24,304	2.0		A1	AA	$204.9
10	bluebird bio, Inc.	7.7		312,805	23,076	1.9		—	—	$6.9
11	Moderna, Inc.	9.4		373,163	21,383	1.8		—	—	$6.0
12	Bristol-Myers Squibb Company	13.0		224,182	20,221	1.7	(3)	A2	A+	$80.5
13	Roche	3.6		372,943	19,769	1.7		Aa3	AA	$228.0
14	New York University	12.0		201,284	19,002	1.6		Aa2	AA-	N/A
15	Pfizer Inc.	5.4		416,979	17,754	1.5		A1	AA-	$235.0
16	Stripe, Inc.	8.0		295,333	17,736	1.5		—	—	N/A
17	Massachusetts Institute of Technology	5.8		256,126	17,129	1.4		Aaa	AAA	N/A
18	Amgen Inc.	4.5		407,369	16,838	1.4		Baa1	A	$117.6
19	United States Government	8.6		267,219	15,629	1.3		Aaa	AA+	N/A
20	FibroGen, Inc.	4.1		234,249	14,198	1.2		—	—	$4.0
	Total/weighted-average	11.8	(4)	9,318,759	$498,065	41.8%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)
Based on aggregate annual rental revenue in effect as of September 30, 2019. Refer to the definition of “Annual Rental Revenue” in the “Non-GAAP Measures and Definitions” section within this Item 2 for our methodologies on annual rental revenue from unconsolidated real estate joint ventures.

(2)
Average daily market capitalization for the twelve months ended September 30, 2019. Refer to the definition of “Total Market Capitalization” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

(3)
In April 2019, Bristol-Myers Squibb Company’s stockholders approved the acquisition of Celgene Corporation, with the transaction close expected by Bristol-Myers Squibb Company at the end of 2019 or the beginning of 2020. Pro forma for the anticipated acquisition, our annual rental revenue from Bristol-Myers Squibb Company is approximately 4.4% based on leases in effect as of September 30, 2019.

(4)
Includes a ground lease for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and a lease at 1655 and 1725 Third Street (two buildings aggregating 593,765 RSF) owned by our unconsolidated joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue of our unconsolidated real estate joint ventures. Refer to footnote 1 for additional information. Excluding the ground lease, the weighted-average remaining lease term for our top 20 tenants was 8.9 years as of September 30, 2019.

Locations of properties

The locations of our properties are diversified among a number of life science, technology, and agtech cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of September 30, 2019, in North America of our properties by market (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	6,500,021	—	19,036	6,519,057	24%	56	$411,934	35%	$65.50
San Francisco	6,572,279	852,580	347,912	7,772,771	28	53	320,141	27	57.42
New York City	1,127,580	—	140,098	1,267,678	5	5	80,011	7	72.40
San Diego	5,096,461	98,000	—	5,194,461	19	64	183,346	15	38.77
Seattle	1,413,651	140,935	—	1,554,586	6	15	73,102	6	52.95
Maryland	2,663,261	258,904	41,627	2,963,792	11	42	73,212	6	28.77
Research Triangle	1,204,572	—	14,154	1,218,726	4	16	32,036	3	27.21
Canada	188,967	—	—	188,967	1	2	4,784	—	27.02
Non-cluster markets	483,527	—	—	483,527	2	14	12,118	1	33.17
Properties held for sale	124,698	—	—	124,698	—	2	2,386	—	N/A
North America	25,375,017	1,350,419	562,827	27,288,263	100%	269	$1,193,070	100%	$51.00
		1,913,246
Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	9/30/19		6/30/19	9/30/18	9/30/19	6/30/19	9/30/18
Greater Boston	98.1%		98.7%	98.4%	97.8%	98.4%	97.9%
San Francisco	99.0		98.7	100.0	94.0	98.7	95.9
New York City	99.2		98.8	97.2	88.1	87.8	97.2
San Diego	92.8	(1)	95.2	94.2	92.8	95.2	90.8
Seattle	97.7		97.3	97.6	97.7	97.3	97.6
Maryland	96.2		96.7	97.2	94.7	95.1	93.3
Research Triangle	97.8		97.9	96.6	96.6	94.2	86.3
Subtotal	97.0		97.6	97.5	94.8	96.6	94.7
Canada	93.7		93.7	98.6	93.7	93.7	98.6
Non-cluster markets	75.6		84.9	82.2	75.6	84.9	82.2
North America	96.6%	(1)	97.4%	97.3%	94.5%	96.4%	94.6%

(1)	Decline of 0.8% from 97.4% for our overall occupancy at June 30, 2019 reflects:

(i)	111,080 RSF, or 0.4%, of existing vacancy at properties recently acquired during the three months ended September 30, 2019, which we anticipate leasing up in the future; and

(ii)
116,556 RSF, or 0.5%, that became vacant as expected during the three months ended September 30, 2019 at 3545 Cray Court related to downtime for renovation of the property. During the three months ended September 30, 2019, we executed a lease for 64,108 RSF at 3545 Cray Court, or 55% of the property, that is expected to commence in the third quarter of 2020, upon completion of the renovations.

Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in collaborative life science, technology, and agtech campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset values. Our pre-construction activities are undertaken in order to get the property ready for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.

Our investments in real estate consisted of the following as of September 30, 2019 (dollars in thousands):

		Development and Redevelopment
	Operating	4Q19	2020	Intermediate-Term	Future	Subtotal	Total
Investments in real estate
Book value as of September 30, 2019(1)	$14,181,182	$57,316	$885,590	$929,206	$132,167	$2,004,279	$16,185,461

Square footage(2), (3)
Operating	26,073,017	—	—	—	—	—	26,073,017

Construction	—	127,068	1,786,178	—	—	1,913,246	1,913,246
Pre-construction	—	—	568,102	1,070,925	—	1,639,027	1,639,027
Future	—	—	—	4,141,735	5,784,704	9,926,439	9,926,439
Total square footage	26,073,017	127,068	2,354,280	5,212,660	5,784,704	13,478,712	39,551,729
Value-creation square feet currently included in rental properties(4)	—	—	—	(351,185)	(704,268)	(1,055,453)	(1,055,453)
	26,073,017	127,068	2,354,280	4,861,475	5,080,436	12,423,259	38,496,276
Subsequent acquisitions – completed and pending square feet included in the amounts above(3)
Fourth quarter of 2019 pending acquisitions	(560,000)	—	—	—	(700,000)	(700,000)	(1,260,000)
2020 identified acquisitions	(138,000)	—	—	—	(1,500,000)	(1,500,000)	(1,638,000)
	(698,000)	—	—	—	(2,200,000)	(2,200,000)	(2,898,000)
Total square footage	25,375,017	127,068	2,354,280	4,861,475	2,880,436	10,223,259	35,598,276

(1)
Excludes (i) fourth quarter of 2019 completed and pending acquisitions, (ii) 2020 identified acquisitions, and (iii) construction spending incurred subsequent to the three months ended September 30, 2019. In addition, balances exclude our share of the cost basis associated with our unconsolidated properties, which is classified in investments in unconsolidated real estate joint ventures in our consolidated balance sheets.

(2)
Represents square footage of development and redevelopment projects by period of projected initial occupancy. Multi-tenant projects may have occupancy by tenants over a period of time and stabilization may not occur in the year of initial delivery.

(3)
Includes completed and pending acquisitions subsequent to September 30, 2019 through the date of this report, and 2020 identified acquisitions. Refer to the “Acquisitions” subsection of this “Investments in Real Estate” section within this Item 2 for additional information.

(4)	Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for additional detail on value-creation square feet currently included in rental properties.

Acquisitions

Our real estate asset acquisitions during the nine months ended September 30, 2019, consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage				Unlevered Yields		Purchase Price
					Future Development	Active Redevelopment	Operating With Future Development/ Redevelopment	Operating	Initial Stabilized	Initial Stabilized (Cash)

Value-creation
945 Market Street (99.5% interest in consolidated JV)	Mission Bay/SoMa/ San Francisco	7/31/19	1	N/A	—	255,765	—	—	(1)	(1)	$179,000
10 Necco Street	Seaport Innovation District/Greater Boston	3/26/19	—	N/A	175,000	—	—	—	(1)	(1)	81,100
3160 Porter Drive	Greater Stanford/ San Francisco	8/12/19	1	N/A	—	92,147	—	—	(1)	(1)	26,000
47-50 30th Street	New York City/ New York City	7/10/19	—	N/A	135,938	—	—	—	(1)	(1)	25,000
Other		Various	—	N/A	54,000	—	—	—	(1)	(1)	13,500
			2	N/A	364,938	347,912	—	—			324,600
Operating with value-creation
5 Necco Street	Seaport Innovation District/Greater Boston	5/9/19(2)	1	87%	—	—	—	87,163	5.2%	5.1%	252,000
15 Necco Street			—	N/A	293,000	—	—	—	(1)	(1)
601 Dexter Avenue North	Lake Union/Seattle	6/18/19	1	100%	188,400	—	18,680	—	(1)	(1)	28,500
3911 and 3931 Sorrento Valley Boulevard	Sorrento Valley/ San Diego	1/9/19	2	100%	—	—	53,220	—	7.2%	6.6%	23,250
4075 Sorrento Valley Boulevard	Sorrento Valley/ San Diego	5/13/19	1	100%	149,000	—	40,000	—	(1)	(1)	16,000
Other		Various	6	56%	—	—	134,678	—			50,300
			11	79%	630,400	—	246,578	87,163			$370,050
(1)    We expect to provide total estimated costs and related yields in the future subsequent to the commencement of development or redevelopment.
(2)    The 5 Necco building is 87% leased for 12 years and expected to be occupied later in 2019. The remaining 13% of RSF is targeted for retail space.

Acquisitions (continued)

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy		Square Footage				Unlevered Yields		Purchase Price
						Future Development	Active Redevelopment	Operating With Future Development/ Redevelopment	Operating	Initial Stabilized	Initial Stabilized (Cash)

Operating
4224/4242 Campus Point Court and 10210 Campus Point Drive (55% interest in consolidated JV)	University Town Center/ San Diego	7/9/19	3	83%	(1)	—	—	—	314,103	6.9%	6.0%	$140,250
3170 Porter Drive	Greater Stanford/ San Francisco	1/10/19	1	100%		—	—	—	98,626	7.5%	5.1%	100,250
Shoreway Science Center	Greater Stanford/ San Francisco	1/10/19	2	100%		—	—	—	82,462	7.2%	5.5%	73,200
260 Townsend Street	Mission Bay/SoMa/ San Francisco	3/14/19	1	100%		—	—	—	66,682	7.4%	5.8%	66,000
25, 35, and 45 West Watkins Mill Road	Gaithersburg/Maryland	8/21/19	3	87%		—	—	—	138,938	N/A	N/A	51,130
Other		Various	1	100%		—	—	—	34,534			13,200
			11	90%		—	—	—	735,345			444,030
Completed for the nine months ended September 30, 2019			24	87%		995,338	347,912	246,578	822,508			1,138,680

10260 Campus Point Drive and 4161 Campus Point Court	University Town Center/San Diego	1/2/19								(2)	(2)	65,000	(3)

Fourth quarter of 2019 acquisitions:
Pending	San Diego	4Q19	Various	76%		700,000	—	—	560,000	(4), (5)	(4), (5)	122,500
Additional targeted acquisitions	Various	4Q19										223,820
2019 acquisitions			24	83%		1,695,338	347,912	246,578	1,382,508			$1,550,000	(6)

(1)
The property is currently 83% occupied, and a lease for 32,537 RSF will commence during the fourth quarter of 2019 upon completion of renovations, which will increase occupancy to 94%. The remaining 6% of the property is under negotiation and expected to be occupied by the fourth quarter of 2019.

(2)	Refer to the “New Class A Development and Redevelopment Properties: Summary of Pipeline” subsection of this “Investments in Real Estate” section within this Item 2 for additional information.

(3)
In December 2018, we acquired two buildings adjacent to our Campus Pointe by Alexandria campus. The total purchase price of $80.0 million was paid in two installments, $15.0 million in December 2018 and $65.0 million in January 2019.

(4)	We expect to provide yields for operating properties subsequent to closing the acquisition.

(5)	We expect to provide total estimated costs and related yields in the future subsequent to the commencement of development or redevelopment.

(6)	Represents midpoint of 2019 acquisitions guidance range of $1.5 billion to $1.6 billion.

Real estate asset sales

Our completed sales of partial interests in real estate assets during the nine months ended September 30, 2019, consisted of the following (dollars in thousands, except for sales price per RSF):

	Submarket/Market	Date of Sale	Interest Sold	Square Footage		Capitalization Rate(1)	Capitalization Rate (Cash Basis)(1)		Sales Price per RSF	Consideration in Excess of Book Value(2)
Property				Operating	Future Development			Sales Price
Sales of noncontrolling partial interests in core Class A properties:
75/125 Binney Street	Cambridge/Greater Boston	2/13/19	60%	388,270	N/A	4.2%	4.3%	$438,000	$1,880	$202,246
10260 Campus Point Drive and 4161 Campus Point Court	University Town Center/San Diego	7/26/19	45%	(3)	(3)	(3)	(3)	36,000	N/A	N/A
500 Forbes Boulevard	South San Francisco/San Francisco	8/1/19	90%	155,685	N/A	4.2%	4.4%	139,500	$996	$48,385
5200 Illumina Way	University Town Center/San Diego	8/21/19	49%	792,687	451,832	5.7%	4.7%	286,747	N/A	$131,864	(4)
								$900,247

2019 guidance								$925,000

(1)	Capitalization rates are calculated based upon net operating income and net operating income (cash basis), annualized for the quarter preceding the date on which the property is sold.

(2)
We retained control over each of these newly formed joint ventures, and therefore, we consolidate these properties. For consolidated joint ventures, we account for the difference between the consideration received and the book value of the interest sold as an equity transaction, with no gain or loss recognized in earnings.

(3)
In December 2018, we acquired two buildings adjacent to our Campus Pointe by Alexandria campus aggregating 269,048 RSF, comprising 109,164 RSF at 10260 Campus Point Drive and 159,884 RSF at 4161 Campus Point Court for a total purchase price of $80.0 million. In July 2019, as had been contemplated at the time of the original acquisition, we completed the formation of a joint venture through the sale of a 45% noncontrolling interest to an institutional investor.

(4)	This transaction values 100% of the campus at $585.2 million and represents a value in excess of book basis aggregating $269.1 million.

Sustainability

Our sustainability mission is to make a positive and meaningful impact on the health, safety, and well-being of our tenants, stockholders, employees, and the communities in which we live and work.

We create sustainable and collaborative campus environments that promote health, wellness, and productivity. We minimize our environmental impact by targeting LEED® Gold or Platinum and Fitwel certifications for our new developments and by reducing energy consumption, carbon pollution, water consumption, and waste from our buildings. Mindful of issues related to climate change, we are aligning our efforts with guidelines issued by the Task Force on Climate-related Financial Disclosures (TCFD).

U.S. GREEN BUILDING COUNCIL LEED USGBC

INTERNATIONAL WELL BUILDING INSTITUTE WELL GOLD 2017 | 2018

fitwel®

REAL ESTATE

54%

Total Annual Rental Revenue From LEED® Projects [3]

FUNDING

$1 Billion GREEN BONDS

Expected Allocation to Projects That Have Achieved or Are Targeting LEED® Gold or Platinum Certification

HEALTH & WELLNESS

37

Well and Fitwel Projects [4]

2025 GOALS [1]

Energy (kWh) **Consumption**

25% REDUCTION

Carbon (MTCO2e) **Pollution**

30% REDUCTION

Potable Water (Gal) **Consumption**

10% REDUCTION

Waste (tons) [2]

45% DIVERSION

ALEXANDRIA'S GRESB RESULTS

GRESB® ★★★★★ 2019

5 STAR RATING

A

DISCLOSURE SCORE 2018 | 2019

GRESB® Green Star 2017 | 2018 | 2019

#1 Company Globally

FOR FINAL HEALTH & WELL-BEING MODULE IN 2018

(1)	Relative to a 2015 baseline. Energy consumption, carbon pollution, and water consumption values are for our directly managed buildings.

(2)	Waste values are for our total portfolio, which includes both indirectly and directly managed buildings.

(3)	Upon completion of 18 projects in process targeting LEED certification.

(4)	Upon completion of 27 projects in process targeting either WELL or Fitwel certification.

New Class A development and redevelopment properties: recent deliveries

399 Binney Street				266 and 275 Second Avenue				1655 and 1725 Third Street				279 East Grand Avenue				681 Gateway Boulevard
Greater Boston/Cambridge				Greater Boston/Route 128				San Francisco/Mission Bay/SoMa				San Francisco/South San Francisco				San Francisco/South San Francisco
164,000 RSF				203,757 RSF				593,765 RSF				211,405 RSF				142,400 RSF
In Service:				In Service:				In Service:				In Service:				In Service:
164,000	RSF	|	98.3% Occupied	12,822	RSF	|	100% Occupied	593,765	RSF	|	100% Occupied	200,003	RSF	|	100% Occupied	142,400	RSF	|	89.2% Occupied

Menlo Gateway				Alexandria PARC				188 East Blaine Street				Alexandria Center® for AgTech, Phase I
San Francisco/Greater Stanford				San Francisco/Greater Stanford				Seattle/Lake Union				Research Triangle/Research Triangle
772,983 RSF				197,498 RSF				198,000 RSF				175,000 RSF
In Service:				In Service:				In Service:				In Service:
520,988	RSF	|	100% Occupied	48,547	RSF	|	92.0% Occupied	157,151	RSF	|	100% Occupied	115,703	RSF	|	100% Occupied

Refer to “New Class A Development and Redevelopment Properties: Projected Fourth Quarter of 2019-2020 Deliveries and Pre-Construction Projects” sections of this Item 2 for information on the RSF in service and under construction, if applicable.

New Class A development and redevelopment properties: recent deliveries (continued)

The following table presents value-creation development and redevelopment of new Class A properties placed into service (dollars in thousands):

Property/Market/Submarket	Our Ownership Interest	Date Delivered	RSF Placed Into Service					Occupancy Percentage(1)	Total Project		Unlevered Yields
											Initial Stabilized	Initial Stabilized (Cash)
			4Q18	1Q19	2Q19	3Q19	Total		RSF	Investment
Consolidated development projects
213 East Grand Avenue/San Francisco/ South San Francisco	100%	12/31/18	300,930	—	—	—	300,930	100%	300,930	$256,600	7.4%	6.5%
399 Binney Street/Greater Boston/Cambridge	100%	Various	—	123,403	—	40,597	164,000	98.3%	164,000	$185,000	7.9	7.3
279 East Grand Avenue/San Francisco/ South San Francisco	100%	Various	—	139,810	24,396	35,797	200,003	100%	211,405	$151,000	7.8	8.1
188 East Blaine Street/Seattle/Lake Union	100%	Various	—	90,615	27,164	39,372	157,151	100%	198,000	$190,000	6.7	6.7

Consolidated redevelopment projects
266 and 275 Second Avenue/Greater Boston/Route 128	100%	Various	—	—	12,822	—	12,822	100%	203,757	$89,000	8.4	7.1
Alexandria Center® for AgTech, Phase I/ Research Triangle/Research Triangle	100%	Various	8,380	2,614	73,809	30,900	115,703	100%	175,000	$77,100	7.6	7.5
9625 Towne Centre Drive/San Diego/ University Town Center	50.1%	11/1/18	163,648	—	—	—	163,648	100%	163,648	$89,000	7.3	7.3
9900 Medical Center Drive/Maryland/Rockville	100%	11/19/18	45,039	—	—	—	45,039	60.6%	45,039	$16,800	8.6	8.4
681 Gateway Boulevard/San Francisco/ South San Francisco	100%	Various	—	66,000	76,400	—	142,400	89.2%	142,400	$116,300	8.5	8.2
Alexandria PARC/San Francisco/ Greater Stanford	100%	3/29/19	—	48,547	—	—	48,547	92.0%	197,498	$152,600	7.3	6.2

Unconsolidated joint venture development projects (RSF represents 100%; dollars and yields represent our share)
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	10%	Various	—	—	—	593,765	593,765	100%	593,765	$77,500	7.8	6.1
Menlo Gateway/San Francisco/Greater Stanford	48.3%	8/30/19	—	—	—	520,988	520,988	100%	772,983	$415,000	7.1	6.4

Unconsolidated joint venture redevelopment project (RSF represents 100%; dollars and yields represent our share)
704 Quince Orchard Road/Maryland/Gaithersburg	56.8%	Various	4,762	10,250	3,470	—	18,482	100%	79,931	$13,300	8.9	8.8
Total			522,759	481,239	218,061	1,261,419	2,483,478				7.5%	6.9%

(1)	Relates to total operating RSF in service as of September 30, 2019.

New Class A development and redevelopment properties: projected fourth quarter of 2019 deliveries

266 and 275 Second Avenue	279 East Grand Avenue
Greater Boston/Route 128	San Francisco/South San Francisco
203,757 RSF	211,405 RSF

188 East Blaine Street	704 Quince Orchard Road
Seattle/Lake Union	Maryland/Gaithersburg
198,000 RSF	79,931 RSF

RSF represents development and redevelopment projects by period of projected initial occupancy. Multi-tenant projects may have occupancy by tenants over a period of time.

Refer to the “New Class A Development and Redevelopment Properties: Recent Deliveries” and “New Class A Development and Redevelopment Properties: Projected Fourth Quarter of 2019–2020 Deliveries and Pre-Construction Projects” subsections of this “Investments in Real Estate” section within this Item 2 for information on the RSF in service and under construction.

New Class A development and redevelopment properties: projected 2020 deliveries and pre-construction projects

88 Bluxome Street	201 Haskins Way	Alexandria District for Science and Technology(1)	Alexandria Center® – Long Island City	3115 Merryfield Row
San Francisco/Mission Bay/SoMa	San Francisco/South San Francisco	San Francisco/Greater Stanford	New York City/New York City	San Diego/Torrey Pines
1,070,925 RSF	315,000 RSF	526,178 RSF	176,759 RSF	87,000 RSF

9880 Campus Point Drive and 4150 Campus Point Court	1165 Eastlake Avenue East	9800 Medical Center Drive	9950 Medical Center Drive	8 Davis Drive
San Diego/University Town Center	Seattle/Lake Union	Maryland/Rockville	Maryland/Rockville	Research Triangle/Research Triangle
269,102 RSF	100,086 RSF	174,640 RSF	84,264 RSF	150,000 RSF

RSF represents development and redevelopment projects by period of projected initial occupancy. Multi-tenant projects may have occupancy by tenants over a period of time.

(1)	Campus includes 825 and 835 Industrial Road.

New Class A development and redevelopment properties: projected fourth quarter of 2019–2020 deliveries and pre-construction projects

The following table sets forth a summary of our new Class A development and redevelopment properties projected to be delivered in the fourth quarter of 2019 or 2020, as of September 30, 2019, and pre-construction projects (dollars in thousands):

		Square Footage
Property/Market/Submarket	Dev/Redev		CIP			Total Project		Percentage				Occupancy(1)
		In Service	Construction	Pre-Construction	Total			Leased		Leased/Negotiating		Initial	Stabilized
2019 deliveries: consolidated projects
266 and 275 Second Avenue/Greater Boston/Route 128	Redev	184,721	19,036	—	19,036	203,757		100%		100%		1Q18	2019
Alexandria Center® for AgTech, Phase I/Research Triangle/ Research Triangle	Redev	160,846	14,154	—	14,154	175,000		97		100		2Q18	2019
279 East Grand Avenue/San Francisco/South San Francisco	Dev	200,003	11,402	—	11,402	211,405		100		100		1Q19	2020
188 East Blaine Street/Seattle/Lake Union	Dev	157,151	40,849	—	40,849	198,000		79		100		1Q19	2020

2019 deliveries: unconsolidated joint venture projects (amounts represent 100%)
704 Quince Orchard Road/Maryland/Gaithersburg	Redev	38,304	41,627	—	41,627	79,931		65		69		4Q18	2019
2019 deliveries		741,025	127,068	—	127,068	868,093		92		97

2020 projected deliveries: consolidated projects
Alexandria Center® – Long Island City/New York City/ New York City	Redev	36,661	140,098	—	140,098	176,759		21		21		1Q20	2020
9880 Campus Point Drive and 4150 Campus Point Court/ San Diego/University Town Center(2)	Dev	—	98,000	171,102	269,102	269,102		72		74		1Q20	2022
9800 Medical Center Drive/Maryland/Rockville	Dev	—	174,640	—	174,640	174,640		82		100		3Q20	3Q20
9950 Medical Center Drive/Maryland/Rockville	Dev	—	84,264	—	84,264	84,264		100		100		3Q20	3Q20
201 Haskins Way/San Francisco/South San Francisco	Dev	—	315,000	—	315,000	315,000		33		33		3Q20	2021
Alexandria District for Science and Technology/San Francisco/ Greater Stanford	Dev	—	526,178	—	526,178	526,178		37		65		4Q20	2021
1165 Eastlake Avenue East/Seattle/Lake Union	Dev	—	100,086	—	100,086	100,086	(3)	100		100		4Q20	4Q20
2019-2020 projected deliveries: undergoing active construction								66		75

2020 projected deliveries: recently acquired redevelopment projects
945 Market Street/San Francisco/Mission Bay/SoMa	Redev	—	255,765	—	255,765	255,765	(3)	—	(4)	—	(4)	4Q20	2021/22
3160 Porter Drive/San Francisco/Greater Stanford	Redev	—	92,147	—	92,147	92,147	(3)	—	(4)	—	(4)	4Q20	2021
								58%		66%
2020 projected deliveries: marketing and pre-construction projects
3115 Merryfield Row/San Diego/Torrey Pines	Dev	—	—	87,000	87,000	87,000						4Q20/1Q21	2021
8 Davis Drive/Research Triangle/Research Triangle	Dev	—	—	150,000	150,000	150,000						4Q20	2021
Alexandria Center® for AgTech, Phase II/Research Triangle/ Research Triangle	Dev	—	—	160,000	160,000	160,000						2020	2021
2020 projected deliveries		36,661	1,786,178	568,102	2,354,280	2,390,941

Pre-leased pre-construction project:
88 Bluxome Street/San Francisco/Mission Bay/SoMa	Dev	—	—	1,070,925	1,070,925	1,070,925		58%		58%		TBD	TBD
Total		777,686	1,913,246	1,639,027	3,552,273	4,329,959

(1)
Initial occupancy dates are subject to leasing and/or market conditions. Multi-tenant projects may have occupancy by tenants over a period of time. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.

(2)	Refer to footnote 3 on the next page.

(3)	During the three months ended September 30, 2019, we commenced development and redevelopment of three projects aggregating 447,998 RSF.

(4)
Represents properties recently acquired during the three months ended September 30, 2019, with no leases in place. During the nine months ended September 30, 2019, we have executed leases aggregating 1.2 million RSF of our value-creation pipeline.

New Class A development and redevelopment properties: projected fourth quarter of 2019–2020 deliveries and pre-construction projects (continued)

	Our Ownership Interest			Cost to Complete			Unlevered Yields
Property/Market/Submarket		In Service	CIP	Construction Loan	ARE Funding	Total at Completion	Initial Stabilized		Initial Stabilized (Cash)

2019 deliveries: consolidated projects
266 and 275 Second Avenue/Greater Boston/Route 128	100%	$79,427	$8,126	$—	$1,447	$89,000	8.4%		7.1%
Alexandria Center® for AgTech, Phase I/Research Triangle/Research Triangle(1)	100%	67,481	6,999	—	2,620	77,100	7.6		7.5
279 East Grand Avenue/San Francisco/South San Francisco	100%	124,146	10,570	—	16,284	151,000	7.8		8.1
188 East Blaine Street/Seattle/Lake Union	100%	122,823	31,621	—	35,556	190,000	6.7		6.7

2019 deliveries: unconsolidated joint venture projects(2)
(amounts represent our share)
704 Quince Orchard Road/Maryland/Gaithersburg	56.8%	5,082	4,326	3,176	716	13,300	8.9		8.8
2019 deliveries		398,959	61,642	3,176	56,623	520,400	7.5		7.3

2020 projected deliveries: consolidated projects
Alexandria Center® – Long Island City/New York City/New York City	100%	16,107	69,464	—	98,729	184,300	5.5		5.6
9880 Campus Point Drive and 4150 Campus Point Court/San Diego/ University Town Center(3)	(2)	—	118,425	—	136,575	255,000	6.3	(3)	6.4	(3)
9800 Medical Center Drive/Maryland/Rockville	100%	—	26,589	—	68,811	95,400	7.7		7.2
9950 Medical Center Drive/Maryland/Rockville	100%	—	20,169	—	34,131	54,300	7.3		6.8
201 Haskins Way/San Francisco/South San Francisco	100%	—	117,742	—	178,258	296,000	6.6		6.6
Alexandria District for Science and Technology/San Francisco/Greater Stanford	100%	—	237,398	—	339,602	577,000	6.5		6.2
1165 Eastlake Avenue East/Seattle/Lake Union	100%	—	37,886	—	100,114	138,000	6.5	(4)	6.3	(4)
		16,107	627,673	—	956,220	1,600,000	6.5		6.3
				$3,176	$1,012,843	$2,120,400	6.7%		6.6%
2020 projected deliveries: recently acquired redevelopment projects
945 Market Street/San Francisco/Mission Bay/SoMa	99.5%	—	188,193
3160 Porter Drive/San Francisco/Greater Stanford	100%	—	26,738

2020 projected deliveries: marketing and pre-construction projects
3115 Merryfield Row/San Diego/Torrey Pines	100%	—	31,857
8 Davis Drive/Research Triangle/Research Triangle	100%	—	3,598
Alexandria Center® for AgTech, Phase II/Research Triangle/Research Triangle(1)	100%	—	7,531
2020 projected deliveries		16,107	885,590
Total		$415,066	$947,232

(1)
New strategic collaborative campus, Alexandria Center® for AgTech – Research Triangle consists of Phase I at 5 Laboratory Drive, including campus amenities, and Phase II at 9 Laboratory Drive. 5 Laboratory Drive includes the high-quality Alexandria LaunchLabs® and amenities that create a dynamic ecosystem to accelerate discovery and commercialization.

(2)	Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information.

(3)	Represents a two-phase development project as follows:

•
Initial phase represents 9880 Campus Point Drive, a 98,000 RSF project to develop Alexandria GradLabs™, a highly flexible, first-of-its-kind life science platform designed to provide post-seed-stage life science companies with turnkey, fully furnished office/laboratory suites and an accelerated, scalable path for growth. As of the date of this report, the project is 23% leased and we expect initial occupancy in 2020. The R&D building located at 9880 Campus Point Drive was demolished and as of September 30, 2019, continues to be included in our same property performance results. Refer to the “Same Properties” subsection of the “Results of Operations” section within this Item 2 for additional information.

•	Subsequent phase represents 4150 Campus Point Court, a 171,102 RSF, 100% leased pre-construction project with occupancy expected in 2022.

•
Project costs represent development costs for 9880 Campus Point Drive and 4150 Campus Point Court. Yields represent expected aggregate returns for Campus Pointe by Alexandria including 9880, 10290, and 10300 Campus Point Drive and 4150 Campus Point Court.

(4)
Yields represent anticipated aggregate returns for 1165 Eastlake Avenue, an amenity-rich research headquarter for Adaptive Biotechnologies Corporation, and 1208 Eastlake Avenue, an adjacent multi-tenant office/laboratory building.

New Class A development and redevelopment properties: summary of pipeline

    The following table summarizes the key information for all our development and redevelopment projects in North America as of September 30, 2019 (dollars in thousands):

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Projected Deliveries(1)					Total
			2019	2020	Intermediate-Term		Future

Greater Boston
266 and 275 Second Avenue/Route 128	100%	$8,126	19,036	—	—		—	19,036
325 Binney Street/Cambridge	100%	106,079	—	—	208,965	(2)	—	208,965
15 Necco Street/Seaport Innovation District	100%	161,931	—	—	293,000		—	293,000
99 A Street/Seaport Innovation District	96.7%	39,527	—	—	235,000	(3)	—	235,000
10 Necco Street/Seaport Innovation District	100%	84,378	—	—	175,000		—	175,000
215 Presidential Way/Route 128	100%	6,049	—	—	130,000		—	130,000
Alexandria Technology Square®/Cambridge	100%	7,787	—	—	—		100,000	100,000
100 Tech Drive/Route 128	100%	—	—	—	—		300,000	300,000
231 Second Avenue/Route 128	100%	1,251	—	—	—		32,000	32,000
Other value-creation projects	100%	8,695	—	—	—		41,955	41,955
		423,823	19,036	—	1,041,965		473,955	1,534,956
San Francisco
279 East Grand Avenue/South San Francisco	100%	10,570	11,402	—	—		—	11,402
201 Haskins Way/South San Francisco	100%	117,742	—	315,000	—		—	315,000
Alexandria District for Science and Technology/Greater Stanford	100%	237,398	—	526,178	—		—	526,178
945 Market Street/Mission Bay/SoMa	99.5%	188,193	—	255,765	—		—	255,765
3160 Porter Drive/Greater Stanford	100%	26,738	—	92,147	—		—	92,147
88 Bluxome Street/Mission Bay/SoMa	100%	191,880	—	—	1,070,925	(3), (4)	—	1,070,925
505 Brannan Street, Phase II/Mission Bay/SoMa	99.7%	17,349	—	—	165,000		—	165,000
960 Industrial Road/Greater Stanford	100%	103,403	—	—	587,000	(3)	—	587,000
East Grand Avenue/South San Francisco	100%	5,988	—	—	—		90,000	90,000
Pending acquisition/San Francisco Bay Area	(5)	(5)	—	—	—		700,000	700,000
Other value-creation projects	100%	50,125	—	—	418,000		25,000	443,000
		$949,386	11,402	1,189,090	2,240,925		815,000	4,256,417

(1)    Represents square footage of development and redevelopment projects by period of projected initial occupancy. Multi-tenant projects may have occupancy by tenants over a period of time.
(2)    We are seeking additional entitlements to increase the density of the site from its current 208,965 RSF.
(3)    Represents total square footage upon completion of development of a new Class A property. RSF presented includes rentable square footage of buildings currently in operation at properties that were recently acquired for their inherent future development opportunities, with the intent to demolish the existing property upon expiration of the existing in-place leases and commencement of future construction. Refer to the definition of “Investments in Real Estate – Value-Creation Square Footage Currently in Rental Properties” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.
(4)    This project is currently undergoing pre-construction. Refer to “New Class A Development and Redevelopment Properties: 4Q19-2020 Deliveries and Pre-Construction Projects” under this Item 2 for additional information.
(5)    Refer to the “Acquisitions” subsection of this “Investments in Real Estate” section within this Item 2 for additional information.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Projected Deliveries(1)					Total
			2019	2020	Intermediate-Term	Future

New York City
Alexandria Center® – Long Island City/New York City	100%	$69,464	—	140,098	—	—		140,098
Alexandria Center® for Life Science – New York City/New York City	100%	22,300	—	—	550,000	—		550,000
47-50 30th Street/New York City	100%	26,706	—	—	135,938	—		135,938
219 East 42nd Street/New York City	100%	—	—	—	—	579,947	(2)	579,947
		118,470	—	140,098	685,938	579,947		1,405,983
San Diego
Campus Pointe by Alexandria/University Town Center	(3)	168,512	—	269,102	120,000	629,445	(3), (4)	1,018,547
3115 Merryfield Row/Torrey Pines	100%	31,857	—	87,000	—	—		87,000
5200 Illumina Way/University Town Center	51%	11,762	—	—	451,832	—		451,832
Townsgate by Alexandria/Del Mar Heights	100%	19,460	—	—	125,000	—		125,000
4075 Sorrento Valley Boulevard/Sorrento Valley	100%	7,563	—	—	—	149,000	(4)	149,000
Vista Wateridge/Sorrento Mesa	100%	4,022	—	—	—	163,000		163,000
Pending acquisition/San Diego	(5)	(5)	—	—	—	700,000		700,000
Other value-creation projects	100%	5,928	—	—	—	222,895		222,895
		249,104	—	356,102	696,832	1,864,340		2,917,274
Seattle
188 East Blaine Street/Lake Union	100%	31,621	40,849	—	—	—		40,849
1165 Eastlake Avenue East/Lake Union	100%	37,886	—	100,086	—	—		100,086
1150 Eastlake Avenue East/Lake Union	100%	32,324	—	—	260,000	—		260,000
701 Dexter Avenue North/Lake Union	100%	40,780	—	—	217,000	—		217,000
601 Dexter Avenue/Lake Union	100%	30,447	—	—	—	188,400	(4)	188,400
Mercer Mega Block/Lake Union	(5)	(5)	—	—	—	800,000		800,000
		$173,058	40,849	100,086	477,000	988,400		1,606,335

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
(3)    During the three months ended September 30, 2019, primarily through strategic planning as part of our recently completed acquisitions at 4161 Campus Point Court and 10260 Campus Point Drive, we obtained additional entitlements aggregating 219,100 RSF. This additional RSF will be allocated across new ground-up development projects within our Campus Pointe by Alexandria campus. Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information on our ownership interest.
(4)     Represents total square footage upon completion of development of a new Class A property. RSF presented includes rentable square footage of buildings currently in operation at properties that were recently acquired for their inherent future development opportunities, with the intent to demolish the existing property upon expiration of the existing in-place leases and commencement of future construction. Refer to the definition of “Investments in Real Estate – Value-Creation Square Footage Currently in Rental Properties” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.
(5)    Refer to the “Acquisitions” subsection of this “investments in Real Estate” section within this Item 2 for additional information.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Projected Deliveries(1)				Total
			2019	2020	Intermediate-Term	Future

Maryland
704 Quince Orchard Road/Gaithersburg	56.8%	(2)	41,627	—	—	—	41,627
9800 Medical Center Drive/Rockville	100%	$27,820	—	174,640	—	64,000	238,640
9950 Medical Center Drive/Rockville	100%	20,169	—	84,264	—	—	84,264
		47,989	41,627	258,904	—	64,000	364,531
Research Triangle
Alexandria Center® for AgTech, Phase I/Research Triangle	100%	6,999	14,154	—	—	—	14,154
Alexandria Center® for AgTech, Phase II/Research Triangle	100%	7,531	—	160,000	—	—	160,000
8 Davis Drive/Research Triangle	100%	4,319	—	150,000	70,000	—	220,000
6 Davis Drive/Research Triangle	100%	15,609	—	—	—	800,000	800,000
Other value-creation projects	100%	4,149	—	—	—	76,262	76,262
		38,607	14,154	310,000	70,000	876,262	1,270,416
Other value-creation projects	100%	3,842	—	—	—	122,800	122,800
		$2,004,279	127,068	2,354,280	5,212,660	5,784,704	13,478,712	(3)

(1)	Represents square footage of development and redevelopment projects by period of projected initial occupancy. Multi-tenant projects may have occupancy by tenants over a period of time.

(2)
This property is held by an unconsolidated real estate joint venture. Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information on our ownership interest.

(3)
Total rentable square footage includes 1.1 million RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for additional detail on value-creation square feet currently included in rental properties.

Summary of capital expenditures

Our construction spending for the nine months ended September 30, 2019, consisted of the following (in thousands):

Nine Months Ended
Construction Spending	September 30, 2019
Additions to real estate – consolidated projects	$914,722
Investments in unconsolidated real estate joint ventures	99,955
Contributions from noncontrolling interests	(8,033)
Construction spending (cash basis)(1)	1,006,644
Change in accrued construction	12,128
Construction spending for the nine months ended September 30, 2019	1,018,772
Projected construction spending for the three months ending December 31, 2019	281,228
Guidance midpoint	$1,300,000

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures.

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

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs

The table below presents the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures(1)	Nine Months Ended September 30, 2019		Recent Average per RSF(2)
	Amount	Per RSF
Non-revenue-enhancing capital expenditures	$8,158	$0.35	$0.50

Tenant improvements and leasing costs:
Re-tenanted space	$22,384	$26.72	$22.31
Renewal space	12,190	11.98	13.22
Total tenant improvements and leasing costs/weighted-average	$34,574	$18.63	$16.80

(1)	Excludes amounts that are recoverable from tenants, related to revenue-enhancing capital expenditures, or related to properties that have undergone redevelopment.

(2)	Represents the average of 2015 to 2018 and the nine months ended September 30, 2019, annualized.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our most recent annual report on Form 10-K for the year ended December 31, 2018, and our subsequent quarterly reports on Form 10-Q. We believe such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt, gains or losses on early termination of interest rate hedge agreements, and preferred stock redemption charges are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments and impairments of real estate and non-real estate investments are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decline below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net (loss) income attributable to Alexandria’s common stockholders for the three and nine months ended September 30, 2019 and 2018, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
(In millions, except per share amounts)	Amount		Per Share – Diluted		Amount		Per Share – Diluted
(Losses) gains on non-real estate investments(1):
Unrealized	$(70.0)	$117.2	$(0.62)	$1.11	$13.2	$194.5	$0.12	$1.90
Realized	—	—	—	—	—	8.3	—	0.08
Gain on sales of real estate	—	35.7	—	0.34	—	35.7	—	0.35
Impairment of:
Real estate	—	—	—	—	—	(6.3)	—	(0.06)
Non-real estate investments(1)	(7.1)	—	(0.06)	—	(7.1)	—	(0.06)	—
Early extinguishment of debt:
Loss(2)	(40.2)	(1.1)	(0.36)	(0.01)	(47.6)	(1.1)	(0.43)	(0.01)
Our share of gain	—	0.8	—	0.01	—	0.8	—	0.01
Loss on early termination of interest rate hedge agreements	(1.7)	—	(0.02)	—	(1.7)	—	(0.02)	—
Preferred stock redemption charge(3)	—	—	—	—	(2.6)	—	(0.02)	—
Allocation to unvested restricted stock awards	—	(2.4)	—	(0.02)	—	(3.4)	—	(0.03)
Total	$(119.0)	$150.2	$(1.06)	$1.43	$(45.8)	$228.5	$(0.41)	$2.23
Weighted-average shares of common stock outstanding for calculation of EPS – diluted			112.1	105.4			111.7	102.4

(1)	Refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(2)	Refer to Note 10 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(3)	Refer to Note 14 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for more information.

Same Properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For more information on the determination of our Same Properties portfolio, refer to the definition of “Same Property Comparisons” in the “Non-GAAP Measures and Definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three and nine months ended September 30, 2019:

	September 30, 2019
	Three Months Ended		Nine Months Ended
Percentage change in net operating income over comparable period from prior year	2.5%		3.3%
Percentage change in net operating income (cash basis) over comparable period from prior year	5.7%		8.1%
Operating margin	71%		71%
Number of Same Properties	211		195
RSF	20,445,617		18,874,263
Occupancy – current-period average	96.0%	(1)	96.3%
Occupancy – same-period prior-year average	96.6%		96.5%

(1)
Decline from the three months ended June 30, 2019, relates primarily to 116,556 RSF that became vacant as expected during the three months ended September 30, 2019, at 3545 Cray Court related to downtime for renovation of the property. During the three months ended September 30, 2019, we executed a lease for 64,108 RSF at 3545 Cray Court, or 55% of the property, that is expected to commence in the third quarter of 2020, upon completion of the renovations.

The following table reconciles the number of Same Properties to total properties for the nine months ended September 30, 2019:

Development – under construction	Properties
279 East Grand Avenue	1
188 East Blaine Street	1
9800 Medical Center Drive	1
9950 Medical Center Drive	1
Alexandria District for Science and Technology	2
201 Haskins Way	1
1165 Eastlake Avenue East	1
8
Development – placed into service after January 1, 2018	Properties
100 Binney Street	1
399 Binney Street	1
213 East Grand Avenue	1
3
Redevelopment – under construction	Properties
Alexandria Center® for AgTech, Phase I	1
266 and 275 Second Avenue	2
Alexandria Center® – Long Island City	1
945 Market Street	1
3160 Porter Drive	1
6
Redevelopment – placed into service after January 1, 2018	Properties
9625 Towne Centre Drive	1
Alexandria PARC	4
681 Gateway Boulevard	1
9900 Medical Center Drive	1
7

Acquisitions after January 1, 2018	Properties
100 Tech Drive	1
219 East 42nd Street	1
Summers Ridge Science Park	4
2301 5th Avenue	1
9704, 9708, 9712, and 9714 Medical Center Drive	4
9920 Belward Campus Drive	1
21 Firstfield Road	1
25, 35, 45, 50, and 55 West Watkins Mill Road	5
10260 Campus Point Drive and 4161 Campus Point Court	2
99 A Street	1
3170 Porter Drive	1
Shoreway Science Center	2
3911, 3931, and 4075 Sorrento Valley Boulevard	3
260 Townsend Street	1
5 Necco Street	1
601 Dexter Avenue North	1
4224/4242 Campus Point Court and 10210 Campus Point Drive	3
Other	9
	42

Unconsolidated real estate JVs	6
Properties held for sale	2
Total properties excluded from Same Properties	74
Same Properties	195	(1)
Total properties in North America as of September 30, 2019	269

(1)
Includes 9880 Campus Point Drive and 3545 Cray Court. The 9880 Campus Point Drive building was occupied through January 2018 and is currently in active development and 3545 Cray Court is currently undergoing renovations.

Comparison of results for the three months ended September 30, 2019, to the three months ended September 30, 2018

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for definitions of “Tenant Recoveries” and “Net Operating Income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net (loss) income, respectively.

	Three Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Income from rentals:
Same Properties	$252,161	$245,358	$6,803	2.8%
Non-Same Properties	41,021	10,138	30,883	304.6
Rental revenues	293,182	255,496	37,686	14.8

Same Properties	81,983	78,856	3,127	4.0
Non-Same Properties	10,611	2,195	8,416	383.4
Tenant recoveries	92,594	81,051	11,543	14.2

Income from rentals	385,776	336,547	49,229	14.6

Same Properties	169	69	100	144.9
Non-Same Properties	4,539	5,207	(668)	(12.8)
Other income	4,708	5,276	(568)	(10.8)

Same Properties	334,313	324,283	10,030	3.1
Non-Same Properties	56,171	17,540	38,631	220.2
Total revenues	390,484	341,823	48,661	14.2

Same Properties	96,007	91,713	4,294	4.7
Non-Same Properties	20,443	8,046	12,397	154.1
Rental operations	116,450	99,759	16,691	16.7

Same Properties	238,306	232,570	5,736	2.5
Non-Same Properties	35,728	9,494	26,234	276.3
Net operating income	$274,034	$242,064	$31,970	13.2%

Net operating income – Same Properties	$238,306	$232,570	$5,736	2.5%
Straight-line rent revenue	(15,303)	(20,601)	5,298	(25.7)
Amortization of acquired below-market leases	(3,599)	(4,441)	842	(19.0)
Net operating income – Same Properties (cash basis)	$219,404	$207,528	$11,876	5.7%

Income from rentals

Total income from rentals for the three months ended September 30, 2019, increased by $49.2 million, or 14.6%, to $385.8 million, compared to $336.5 million for the three months ended September 30, 2018, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Income from rentals – rental revenues

Total rental revenues for the three months ended September 30, 2019, increased by $37.7 million, or 14.8%, to $293.2 million, compared to $255.5 million for the three months ended September 30, 2018. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $30.9 million primarily related to 1.4 million RSF of development and redevelopment projects placed into service subsequent to July 1, 2018, and 27 operating properties aggregating 1.7 million RSF acquired subsequent to July 1, 2018.

Rental revenues from our Same Properties for the three months ended September 30, 2019, increased by $6.8 million, or 2.8%, to $252.2 million, compared to $245.4 million for the three months ended September 30, 2018. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since July 1, 2018.

Income from rentals – tenant recoveries

Tenant recoveries for the three months ended September 30, 2019, increased by $11.5 million, or 14.2%, to $92.6 million, compared to $81.1 million for the three months ended September 30, 2018. This increase is primarily due to an increase from our Non-Same Properties described above. Same Properties’ tenant recoveries for the three months ended September 30, 2019, increased by $3.1 million, or 4.0%, primarily due to the increase in recoverable operating expenses for the three months ended September 30, 2019, as discussed under “Rental Operations” below. As of September 30, 2019, 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended September 30, 2019 and 2018, was $4.7 million and $5.3 million, respectively, primarily consisting of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the three months ended September 30, 2019, increased by $16.7 million, or 16.7%, to $116.5 million, compared to $99.8 million for the three months ended September 30, 2018. Approximately $12.4 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to development and redevelopment projects placed into service and acquired properties as discussed above under “Income from rentals.”

Same Properties’ rental operating expenses increased by $4.3 million, or 4.7%, to $96.0 million during the three months ended September 30, 2019, compared to $91.7 million for the three months ended September 30, 2018. Approximately $895 thousand of the increase was due to the higher tax expense stemming from a new 3.5% gross receipts tax on rental revenues by the city of San Francisco that went into effect on January 1, 2019. The remaining $3.4 million increase was mainly a result of the higher repairs and maintenance expenses, contract services, and payroll incurred during the three months ended September 30, 2019.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2019, increased by $5.3 million, or 23.3%, to $27.9 million, compared to $22.7 million for the three months ended September 30, 2018. Approximately $1 million of the increase reflects incremental leasing costs recognized in expense in the current period, resulting from our adoption of a new accounting standard on leases on January 1, 2019. For a detailed discussion related to this new standard, refer to the “Lease Accounting” section of Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report.

The remaining increase of approximately $4.3 million of general and administrative expenses was due to a 16.2% increase in our employee headcount since July 1, 2018, to accommodate the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired subsequent to July 1, 2018, as discussed under “Income from rentals” above. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2019 and 2018, were 9.7% and 9.5%, respectively.

Interest expense

Interest expense for the three months ended September 30, 2019 and 2018, consisted of the following (dollars in thousands):

	Three Months Ended September 30,
Component	2019	2018	Change
Interest incurred	$70,761	$59,675	$11,086
Capitalized interest	(24,558)	(17,431)	(7,127)
Interest expense	$46,203	$42,244	$3,959

Average debt balance outstanding (1)	$6,775,130	$5,776,394	$998,736
Weighted-average annual interest rate (2)	4.2%	4.1%	0.1%

(1)	Represents the average debt balance outstanding during the respective periods.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended September 30, 2019, compared to the three months ended September 30, 2018, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$750 million unsecured senior notes payable	3.48%	July 2019	$5,360
$700 million unsecured senior notes payable	3.91%	July/September 2019	4,186
$300 million unsecured senior notes payable	4.93%	March 2019	3,640
$350 million unsecured senior notes payable – green bond	3.96%	March 2019	3,338
$650 million unsecured senior notes payable – green bond	4.03%	June 2018/ March 2019	1,784
Fluctuations in interest rate and average balance:
$2.2 billion unsecured senior line of credit			2,921
Reclassification of losses related to termination of interest rate hedge agreements			1,702	(2)
Higher rates for interest rate hedge agreements in effect			1,440
Other increase in interest			372
Total increases			24,743
Decreases in interest incurred due to:
Repayments of debt:
$550 million unsecured senior notes payable	4.75%	July/August 2019	(4,593)
$400 million unsecured senior notes payable	2.96%	July/August 2019	(2,116)
Secured construction loan	3.29%	March 2019	(1,773)
Secured notes payable	8.15%	January 2019	(2,080)
Unsecured senior bank term loans	Various	Various	(3,095)
Total decreases			(13,657)
Change in interest incurred			11,086
Increase in capitalized interest			(7,127)
Total change in interest expense			$3,959

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

(2)
During the three months ended September 30, 2019, we terminated all of our interest rate hedge agreements aggregating $350.0 million and reclassified a loss of $1.7 million from accumulated other compressive loss into interest expense. Refer to Note 11 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2019, increased by $16.0 million, or 13.4%, to $135.6 million, compared to $119.6 million for the three months ended September 30, 2018. The increase is primarily due to additional depreciation from 1.4 million RSF of development and redevelopment projects placed into service subsequent to July 1, 2018, and 27 operating properties aggregating 1.7 million RSF acquired subsequent to July 1, 2018.

Investment income

During the three months ended September 30, 2019, we recognized investment losses aggregating $63.1 million, which included $7.0 million of realized gains/losses and $70.0 million of unrealized losses. Realized gains/losses consisted of $14.1 million of realized gains, partially offset by an impairment charge of $7.1 million related to three investments in privately held entities that do not report NAV. Unrealized losses of $70.0 million during the three months ended September 30, 2019, primarily consisted of decreases in fair values of our investments in publicly traded companies. For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report. For our impairments accounting policy, refer to the “Investments” section of Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements.

During the three months ended September 30, 2018, we recognized investment income aggregating $122.2 million, which included $5.0 million of realized gains and $117.2 million of unrealized gains.
.

Loss on early extinguishment of debt

During the three months ended September 30, 2019, we repaid the outstanding balance of our unsecured senior bank term loan of $350.0 million and refinanced an aggregate of $950.0 million of unsecured senior notes payable comprising $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due 2022. As a result, we recognized losses of $40.2 million related to the early extinguishment of debt.

During the three months ended September 30, 2018, we amended our unsecured senior line of credit and an unsecured senior bank term loan to, among other changes, extend the maturity dates of each to January 28, 2024. We recognized a loss on early extinguishment of debt of approximately $634 thousand related to the write-off of unamortized loan fees associated with these amendments. In addition, during the three months ended September 30, 2018, we repaid the remaining $200.0 million and $150.0 million of the outstanding balances under our 2019 unsecured senior bank term loan and one secured construction loan, respectively, and recognized a loss on early extinguishment of debt of $189 thousand and $299 thousand, respectively, related to the write-off of unamortized loan fees.

Equity in earnings of unconsolidated real estate joint ventures

During the three months ended September 30, 2018, we sold our remaining 27.5% ownership interest in the unconsolidated real estate joint venture that owned 360 Longwood Avenue, located in our Longwood Medical Area submarket, and recognized a gain of $35.7 million. This gain is reflected in equity in earnings of unconsolidated real estate joint ventures in our unaudited consolidated statements of operations.

Comparison of results for the nine months ended September 30, 2019, to the nine months ended September 30, 2018

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for definitions of “Tenant Recoveries” and “Net Operating Income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Income from rentals:
Same Properties	$697,063	$673,498	$23,565	3.5%
Non-Same Properties	160,307	77,118	83,189	107.9
Rental revenues	857,370	750,616	106,754	14.2

Same Properties	222,778	212,148	10,630	5.0
Non-Same Properties	31,995	14,232	17,763	124.8
Tenant recoveries	254,773	226,380	28,393	12.5

Income from rentals	1,112,143	976,996	135,147	13.8

Same Properties	403	203	200	98.5
Non-Same Properties	10,636	9,797	839	8.6
Other income	11,039	10,000	1,039	10.4

Same Properties	920,244	885,849	34,395	3.9
Non-Same Properties	202,938	101,147	101,791	100.6
Total revenues	1,123,182	986,996	136,186	13.8

Same Properties	262,614	249,368	13,246	5.3
Non-Same Properties	61,026	34,070	26,956	79.1
Rental operations	323,640	283,438	40,202	14.2

Same Properties	657,630	636,481	21,149	3.3
Non-Same Properties	141,912	67,077	74,835	111.6
Net operating income	$799,542	$703,558	$95,984	13.6%

Net operating income – Same Properties	$657,630	$636,481	$21,149	3.3%
Straight-line rent revenue	(42,885)	(65,041)	22,156	(34.1)
Amortization of acquired below-market leases	(8,362)	(10,376)	2,014	(19.4)
Net operating income – Same Properties (cash basis)	$606,383	$561,064	$45,319	8.1%

Income from rentals

Total income from rentals for the nine months ended September 30, 2019, increased by $135.1 million, or 13.8%, to $1.1 billion, compared to $977.0 million for the nine months ended September 30, 2018, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Income from rentals – rental revenues

Total rental revenues for the nine months ended September 30, 2019, increased by $106.8 million, or 14.2%, to $857.4 million, compared to $750.6 million for the nine months ended September 30, 2018. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $83.2 million primarily related to 1.5 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2018, and 42 operating properties aggregating 2.9 million RSF acquired subsequent to January 1, 2018.

Rental revenues from our Same Properties for the nine months ended September 30, 2019, increased by $23.6 million, or 3.5%, to $697.1 million, compared to $673.5 million for the nine months ended September 30, 2018. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2018. Refer to the “Leasing” subsection of the “Operating Summary” section within this Item 2 for additional information on our leasing activity.

Income from rentals – tenant recoveries

Tenant recoveries for the nine months ended September 30, 2019, increased by $28.4 million, or 12.5%, to $254.8 million, compared to $226.4 million for the nine months ended September 30, 2018. This increase is consistent with the increase in our rental operating expenses of $40.2 million, or 14.2%, as discussed under “Rental Operations” below. Same Properties’ tenant recoveries for the nine months ended September 30, 2019, increased by $10.6 million, or 5.0%, primarily due to the increase in recoverable operating expenses for the nine months ended September 30, 2019, as discussed below. As of September 30, 2019, 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the nine months ended September 30, 2019 and 2018 was, $11.0 million and $10.0 million, respectively, primarily consisting of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the nine months ended September 30, 2019, increased by $40.2 million, or 14.2%, to $323.6 million, compared to $283.4 million for the nine months ended September 30, 2018. Approximately $27.0 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to 1.5 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2018, and 42 operating properties aggregating 2.9 million RSF acquired subsequent to January 1, 2018.

Same Properties’ rental operating expenses increased by $13.2 million, or 5.3%, to $262.6 million during the nine months ended September 30, 2019, compared to the $249.4 million for the nine months ended September 30, 2018. Approximately $4.2 million of the increase was due to the higher tax expense stemming from a new 3.5% gross receipts tax on rental revenues by the city of San Francisco that went into effect on January 1, 2019, and an increase in property tax expense resulting from the higher assessed values of some of our properties in Greater Boston. The remaining $9.0 million increase was mainly a result of the higher repairs and maintenance expenses and payroll incurred during the nine months ended September 30, 2019.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2019, increased by $11.0 million, or 16.2%, to $79.0 million, compared to $68.0 million for the nine months ended September 30, 2018. Approximately $3 million of the increase reflects incremental leasing costs recognized in expense in the current period, resulting from our adoption of a new accounting standard on leases on January 1, 2019. For a detailed discussion related to this new standard, refer to the “Lease Accounting” section of Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report.

The remaining increase of approximately $8.0 million of general and administrative expenses was due to a 31.3% increase in our employee headcount since January 1, 2018, to accommodate the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2018, as discussed under “Income from Rentals” above. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2019 and 2018, were 9.7% and 9.5%, respectively.

Interest expense

Interest expense for the nine months ended September 30, 2019 and 2018, consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
Component	2019	2018	Change
Interest incurred	$192,923	$163,574	$29,349
Capitalized interest	(64,741)	(46,318)	(18,423)
Interest expense	$128,182	$117,256	$10,926

Average debt balance outstanding (1)	$6,245,444	$5,425,426	$820,018
Weighted-average annual interest rate (2)	4.1%	4.0%	0.1%

(1)	Represents the average debt balance outstanding during the respective periods.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$650 million unsecured senior notes payable – green bond	4.03%	June 2018/ March 2019	$12,076
$450 million unsecured senior notes payable	4.81%	June 2018	10,003
$300 million unsecured senior notes payable	4.93%	March 2019	7,684
$350 million unsecured senior notes payable – green bond	3.96%	March 2019	7,047
$750 million unsecured senior notes payable	3.48%	July 2019	5,360
$700 million unsecured senior notes payable	3.91%	July/September 2019	4,186
Fluctuations in interest rate and average balance:
$2.2 billion unsecured senior line of credit			3,330
Reclassification of losses related to termination of interest rate hedge agreements			1,702	(2)
Higher rates for interest rate hedge agreements in effect			1,434
Other increase in interest			21
Total increases			52,843
Decreases in interest incurred due to:
Repayments of debt:
$550 million unsecured senior notes payable	4.75%	July/August 2019	(4,592)
$400 million unsecured senior notes payable	2.96%	July/August 2019	(2,114)
Secured construction loan	3.29%	March 2019	(5,364)
Secured notes payable	8.15%	January 2019	(6,267)
Unsecured senior bank term loans	Various	Various	(5,157)
Total decreases			(23,494)
Change in interest incurred			29,349
Increase in capitalized interest			(18,423)
Total change in interest expense			$10,926

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

(2)
During the nine months ended September 30, 2019, we terminated all of our interest rate hedge agreements aggregating $350.0 million and reclassified a loss of $1.7 million from accumulated other compressive loss into interest expense. Refer to Note 11 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

In anticipation of LIBOR cessation at the end of 2021, we have been actively reducing borrowings outstanding on our LIBOR-based loans. As of September 30, 2019, our outstanding debt included only our LIBOR-based $2.2 billion unsecured senior line of credit with an outstanding balance of $343.0 million, which represented approximately 5% of our total debt balance outstanding as of September 30, 2019. Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” within this quarterly report on Form 10-Q for our sensitivity analysis of interest rate risk related to LIBOR fluctuations.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended September 30, 2019, increased by $51.4 million, or 14.6%, to $404.1 million, compared to $352.7 million for the nine months ended September 30, 2018. The increase is primarily due to additional depreciation from 1.5 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2018, and 42 operating properties aggregating 2.9 million RSF acquired subsequent to January 1, 2018.

Investment income

During the nine months ended September 30, 2019, we recognized investment income of $42.0 million, which included $28.8 million of realized gains/losses and $13.2 million of unrealized gains. Realized gains/losses consisted of $35.9 million of realized gains, partially offset by an impairment charge of $7.1 million related to three investments in privately held entities that do not report NAV. Unrealized gains of $13.2 million during the nine months ended September 30, 2019, primarily consisted of increases in fair values of our investments in limited partnerships. For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report. For our impairments accounting policy, refer to the “Investments” section of Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements.

During the nine months ended September 30, 2018, we recognized investment income aggregating $220.3 million, which included $25.8 million of realized gains and $194.5 million of unrealized gains.

Sales of real estate assets

During the nine months ended September 30, 2018, we recognized an impairment of real estate of $6.3 million related to one land parcel located in Northern Virginia that was classified as held for sale and was subsequently sold for a sales price of $6.0 million with no gain or loss.

Loss on early extinguishment of debt

During the nine months ended September 30, 2019, we repaid early one secured note payable aggregating $106.7 million, which was originally due in 2020 and bore interest at 7.75%, and recognized a loss on early extinguishment of debt of $7.1 million, including the write-off of unamortized loan fees. Additionally during the nine months ended September 30, 2019, we repaid early the remaining $193.1 million balance of our secured construction loan related to 50/60 Binney Street and recognized a loss on early extinguishment of debt of $269 thousand. During the nine months ended September 30, 2019, we also made repayments on the outstanding balance of our unsecured senior bank term loan of $350.0 million and refinanced an aggregate of $950.0 million of unsecured senior notes payable comprising $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due 2022. As a result, we recognized losses of $40.2 million related to the early extinguishment of debt.

During the nine months ended September 30, 2018, we amended our unsecured senior line of credit and an unsecured senior bank term loan to, among other changes, extend the maturity dates of each to January 28, 2024. We recognized a loss on early extinguishment of debt of approximately $634 thousand related to the write-off of unamortized loan fees associated with these amendments. In addition, during the nine months ended September 30, 2018, we repaid the remaining $200.0 million and $150.0 million outstanding balances under our 2019 unsecured senior bank term loan and one secured construction loan, respectively, and recognized a loss on early extinguishment of debt of $189 thousand and $299 thousand, respectively, related to the write-off of unamortized loan fees.

Equity in earnings of unconsolidated real estate joint ventures

During the nine months ended September 30, 2018, we sold our remaining 27.5% ownership interest in the unconsolidated real estate joint venture that owned 360 Longwood Avenue, located in our Longwood Medical Area submarket, and recognized a gain of $35.7 million. This gain is reflected in equity in earnings of unconsolidated real estate joint ventures in our unaudited consolidated statements of operations.

Preferred stock redemption charge

During the nine months ended September 30, 2019, we repurchased, in privately negotiated transactions, 275,000 outstanding shares of our Series D Convertible Preferred Stock and recognized a preferred stock redemption charge of $2.6 million.

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

Guidance
Summary of Key Changes in Guidance and Key Credit Metrics	As of 10/28/19	As of 7/29/19
EPS, FFO per share, and FFO per share, as adjusted	See updates below
Occupancy percentage in North America as of December 31, 2019	96.7% to 97.3%	97.2% to 97.8%
Rental rate increases on lease renewals and re-leasing of space	28.0% to 31.0%	27.0% to 30.0%
Same property net operating income increases	1.5% to 3.5%	1.0% to 3.0%
Straight-line rent revenue	$99 to $109	$95 to $105
Interest expense	$172 to $182	$167 to $177
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2019, annualized	Less than or equal to 5.3x	Less than or equal to 5.4x

Projected Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted, as Adjusted	As of 10/28/19	As of 7/29/19
Earnings per share(1)	$1.83 to $1.85	$2.39 to $2.47
Depreciation and amortization	4.75	4.85
Allocation of unvested restricted stock awards	(0.05)	(0.05)
Funds from operations per share(2)	$6.53 to $6.55	$7.19 to $7.27
Unrealized gains on non-real estate investment(1)	(0.12)	(0.75)
Impairment of non-real estate investments	0.06	—
Loss on early extinguishment of debt(3)	0.43	0.45
Loss on early termination of interest rate hedge agreements(4)	0.02	—
Preferred stock redemption charge	0.02	0.02
Allocation to unvested restricted stock awards	0.01	0.01
Funds from operations per share, as adjusted(5)	$6.95 to $6.97	$6.92 to $7.00
Midpoint	$6.96	$6.96

(1)
Excludes future unrealized gains or losses from changes in fair value of equity investments after September 30, 2019, that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.

(2)
Calculated in accordance with standards established by the Advisory Board of Governors of Nareit (the “Nareit Board of Governors”). Refer to the definition of “Funds From Operations and Funds From Operations, As Adjusted, Attributable to Alexandria’s Common Stockholders” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

(3)
Refer to Note 10 – “Secured and Unsecured Senior Notes Payable” to our unaudited consolidated financial statements under Item 1 of this report for additional information on our issuances and repayments of debt during the nine months ended September 30, 2019.

(4)	Refer to Note 11 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

(5)
The midpoint for rental rate increases was up 1% in the third quarter of 2019, and up 3% in aggregate since our initial guidance on November 28, 2018. These cumulative adjustments resulted in upward pressure on the midpoints for same property net operating income and straight-line rent revenue, resulting in increases to both midpoints by 0.5% and $4 million, respectively. Additionally, since our initial guidance for 2019, the midpoint for FFO per share, as adjusted, increased by one cent.

Key Assumptions(1) (Dollars in millions)	2019 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2019(2)	96.7%	97.3%

Lease renewals and re-leasing of space:
Rental rate increases(3)	28.0%	31.0%
Rental rate increases (cash basis)	14.0%	17.0%

Same property performance:
Net operating income increase(3)	1.5%	3.5%
Net operating income increase (cash basis)	6.0%	8.0%

Straight-line rent revenue(3)	$99	$109	(4)
General and administrative expenses	$108	$113
Capitalization of interest	$79	$89
Interest expense(5)	$172	$182

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

(2)
The 1.0% reduction in occupancy guidance is attributable to vacancy aggregating 253,077 RSF representing lease-up opportunities at two acquisitions completed during the third quarter of 2019 and one pending acquisition expected to close during the fourth quarter of 2019.

(3)	Refer to footnote 5 on the previous page.

(4)
Approximately 45% of straight-line rent revenue represents initial free rent on recently delivered and expected 2019 deliveries of new Class A properties from our development and redevelopment pipeline.

(5)
Increase in interest expense guidance by $5 million is primarily due to the $190 million in excess proceeds from our issuances of unsecured senior notes payable during the three months ended September 30, 2019, and the $1.7 million loss on early termination of interest rate hedge agreements. Refer to Note 10 – “Secured and Unsecured Senior Debt” and Note 11 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Key Credit Metrics	2019 Guidance
Net debt to Adjusted EBITDA – fourth quarter of 2019, annualized	Less than or equal to 5.3x
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2019, annualized	Less than or equal to 5.3x	(1)
Fixed-charge coverage ratio – fourth quarter of 2019, annualized	Greater than 4.0x
Value-creation pipeline as a percentage of gross investments in real estate as of December 31, 2019	Less than 15%

(1)
In October 2019, we completed the conversion of all 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock. Refer to the “7.00% Series D Convertible Preferred Stock” section within Note 14 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share
500 Forbes Boulevard/San Francisco/South San Francisco	90.0%
225 Binney Street/Greater Boston/Cambridge	70.0%
75/125 Binney Street/Greater Boston/Cambridge	60.0%
1500 Owens Street/San Francisco/Mission Bay/SoMa	49.9%
9625 Towne Centre Drive/San Diego/University Town Center	49.9%
5200 Illumina Way/San Diego/University Town Center	49.0%
Campus Pointe by Alexandria/San Diego/University Town Center(2)	45.0%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	40.0%

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(3)
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(4)
704 Quince Orchard Road/Maryland/Gaithersburg	56.8%	(4)
Menlo Gateway/San Francisco/Greater Stanford	48.3%
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	10.0%

(1)	In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in five other joint ventures in North America.

(2)	Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4161, 4224, and 4242 Campus Point Court in our University Town Center submarket.

(3)	In addition to the unconsolidated real estate joint ventures listed, we hold one other insignificant unconsolidated real estate joint venture in North America.

(4)	Represents our ownership interest; our voting interest is limited to 50%.

Our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms as of September 30, 2019, (dollars in thousands):

		Maturity Date	Stated Rate	Interest Rate(1)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share				Debt Balance(2)	Remaining Commitments
1401/1413 Research Boulevard	65.0%	5/17/20	L+2.50%	5.60%	$25,467	$3,268
1655 and 1725 Third Street(3)	10.0%	6/29/21	L+3.70%	5.80%	282,513	92,487
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	4.23%	7,571	7,300
Menlo Gateway, Phase II	48.3%	5/1/35	4.53%	4.59%	43,700	112,126
Menlo Gateway, Phase I	48.3%	8/10/35	4.15%	4.18%	142,721	—
					$501,972	$215,181

(1)	Includes interest expense and amortization of loan fees.

(2)	Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2019.

(3)
This unconsolidated joint venture is in the process of refinancing this loan to, among other changes, extend the maturity date and fix the interest rate. We expect the refinancing to be completed in the next several quarters.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2019		September 30, 2019
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Total revenues	$26,681	$65,360	$6,271	$12,322
Rental operations	(6,988)	(17,740)	(606)	(1,896)
	19,693	47,620	5,665	10,426
General and administrative	(92)	(220)	(26)	(91)
Interest	—	—	(843)	(1,312)
Depreciation and amortization	(8,621)	(20,784)	(1,845)	(3,664)
Fixed returns allocated to redeemable noncontrolling interests(1)	219	654	—	—
	$11,199	$27,270	$2,951	$5,359

Straight-line rent and below-market lease revenue	$1,598	$3,399	$3,313	$4,329
Funds from operations(2)	$19,820	$48,054	$4,796	$9,023

(1)
Represents an allocation of joint venture earnings to redeemable noncontrolling interests primarily in one property in our South San Francisco submarket. These redeemable noncontrolling interests earn a fixed return on their investment rather than participate in the operating results of the property.

(2)
Refer to the definition of “Funds From Operations and Funds From Operations, As Adjusted, Attributable to Alexandria’s Common Stockholders” in the “Non-GAAP Measures and Definitions” section within this Item 2 for the definition and the reconciliation from the most directly comparable GAAP measure.

	As of September 30, 2019
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$1,078,266	$459,553
Cash and cash equivalents and restricted cash	29,255	8,902
Other assets	128,973	32,612
Secured notes payable	—	(139,076)
Other liabilities	(63,106)	(21,801)
Redeemable noncontrolling interests	(12,099)	—
	$1,161,289	$340,190

During the nine months ended September 30, 2019 and 2018, our consolidated real estate joint ventures distributed an aggregate of $38.9 million and $24.4 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

	September 30, 2019
(In thousands)	Three Months Ended		Nine Months Ended		Year Ended December 31, 2018
Realized gains (losses)	$6,967	(1)	$28,759	(1)	$37,129	(2)
Unrealized (losses) gains	(70,043)		13,221		99,634
Investment (loss) income	$(63,076)		$41,980		$136,763

(In thousands) Investments	Cost	Adjustments		Carrying Amount
Fair value:
Publicly traded companies	$173,063	$39,956	(3)	$213,019
Entities that report NAV	253,696	139,608		393,304

Entities that do not report NAV:
Entities with observable price changes	42,017	73,812		115,829
Entities without observable price changes	268,302	—		268,302
September 30, 2019	$737,078	$253,376		$990,454

June 30, 2019	$734,435	$323,419		$1,057,854

(1)
Includes realized gains for the three and nine months ended September 30, 2019 of $14.1 million and $35.9 million, respectively, and $7.1 million of impairments related to three privately held non-real estate investments recognized in the third quarter of 2019.

(2)
Includes realized gains of $14.7 million related to two publicly traded non-real estate investments and impairment of $5.5 million primarily related to one privately held non-real estate investment. Excluding these gains and impairment, our realized gains on non-real estate investments were $27.9 million for the year ended December 31, 2018.

(3)	Includes gross unrealized gains and losses of $69.9 million and $29.9 million, respectively.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

Liquidity

Net Debt to Adjusted EBITDA(1) and Net Debt and Preferred Stock to Adjusted EBITDA(1)	Unsecured Senior Line of Credit
	(in millions)

5.4x
5.5x
5.8x
5.8x
≤5.3x
≤5.3x(2)
12/31/18
9/30/19
12/31/19
Goal
Net debt to adjusted EBITDA
Net debt and preferred stock to adjusted EBITDA

$1,650
$28
$1,650
$50
$2,200
$208
12/31/16
12/31/17
12/31/18
Remaining amounts available for borrowing under our unsecured senior line of credit

Fixed-Charge Coverage Ratio(1)	Liquidity(3)
	$3.5B

	(In millions)
	Availability under our $2.2 billion unsecured senior line of credit	$1,857
	Outstanding forward equity sales agreements	979
	Cash, cash equivalents, and restricted cash	453
	Investments in publicly traded companies	213
		$3,502

(1)	Quarter annualized.

(2)	In October 2019, we completed the conversion of all 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock.

(3)	As of September 30, 2019.

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, repurchases/redemptions of preferred stock, and payment of dividends through net cash provided by operating activities, periodic asset sales, strategic real estate joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our $2.2 billion unsecured senior line of credit and issuance of additional debt and/or equity securities.

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

•	Maintain commitment to long-term capital to fund growth;

•	Maintain prudent laddering of debt maturities;

•	Maintain solid credit metrics;

•	Maintain significant balance sheet liquidity;

•	Mitigate unhedged variable-rate debt exposure through the reduction of short-term and medium-term variable-rate bank debt;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund common stock dividends and distributions to noncontrolling interests from net cash provided by operating activities;

•	Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate; and

•	Maintain high levels of pre-leasing and percentage leased in value-creation projects.

The following table presents the availability under our $2.2 billion unsecured senior line of credit; forward equity sales agreements; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of September 30, 2019 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
$2.2 billion unsecured senior line of credit	L+0.825%	$2,200,000	$343,000	$1,857,000
Outstanding forward equity sales agreements				979,180
Cash, cash equivalents, and restricted cash				452,970
Investments in publicly traded companies				213,019
Total liquidity				$3,502,169

Cash, cash equivalents, and restricted cash

As of September 30, 2019, and December 31, 2018, we had $453.0 million and $272.1 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, cash flows from operating activities, proceeds from real estate asset sales, non-real estate investment sales, borrowings under our $2.2 billion unsecured senior line of credit, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by operating activities	$505,566	$414,088	$91,478
Net cash used in investing activities	$(2,350,870)	$(1,764,149)	$(586,721)
Net cash provided by financing activities	$2,025,676	$1,307,806	$717,870

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the nine months ended September 30, 2019, increased to $505.6 million, compared to $414.1 million for the nine months ended September 30, 2018. This increase was primarily attributable to (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2018, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2018.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2019 and 2018, consisted of the following (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018
Sources of cash from investing activities:
Sales of investments	$85,093	$57,330	$27,763
Return of capital from unconsolidated real estate joint ventures	—	68,592	(68,592)
Deposits returned for investing activities	1,899	2,500	(601)
Proceeds from sales of real estate	—	5,748	(5,748)
	86,992	134,170	(47,178)
Uses of cash for investing activities:
Purchases of real estate	1,289,319	947,013	342,306
Additions to real estate	914,722	663,688	251,034
Investments in unconsolidated real estate joint ventures	99,955	77,501	22,454
Additions to investments	133,866	174,195	(40,329)
Acquisitions of interests in unconsolidated real estate joint ventures	—	35,922	(35,922)
	2,437,862	1,898,319	539,543

Net cash used in investing activities	$2,350,870	$1,764,149	$586,721

The increase in net cash used in investing activities for the nine months ended September 30, 2019, is primarily due to an increased use of cash for property acquisitions, additions to real estate, and for investments in unconsolidated real estate joint ventures, and lower return of capital from unconsolidated real estate join ventures, partially offset by the decreased use of cash for acquisitions of non-real estate investments and interests in unconsolidated real estate joint ventures. Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for further information.

Financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2019 and 2018, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Borrowings from secured notes payable	$—	$17,784	$(17,784)
Repayments of borrowings from secured notes payable	(304,455)	(155,155)	(149,300)
Proceeds from issuance of unsecured senior notes payable	2,721,169	899,321	1,821,848
Repayments of unsecured senior notes payable	(950,000)	—	(950,000)
Borrowings from unsecured senior line of credit	4,068,000	3,894,000	174,000
Repayments of borrowings from unsecured senior line of credit	(3,933,000)	(3,531,000)	(402,000)
Repayments of borrowings from unsecured senior bank term loan	(350,000)	(200,000)	(150,000)
Premium paid for early extinguishment of debt	(34,677)	—	(34,677)
Payments of loan fees	(33,854)	(19,066)	(14,788)
Changes related to debt	1,183,183	905,884	277,299

Taxes paid related to net settlement of equity awards	(25,150)	—	(25,150)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(9,240)	—	(9,240)
Proceeds from issuance of common stock	235,487	696,532	(461,045)
Dividend payments	(335,596)	(284,537)	(51,059)
Contributions from and sales of noncontrolling interests	1,015,874	15,837	1,000,037
Distributions to and purchases of noncontrolling interests	(38,882)	(25,910)	(12,972)
Net cash provided by financing activities	$2,025,676	$1,307,806	$717,870

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2019, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Summary of Key Changes in Key Sources and Uses of Capital Guidance (In millions)	Guidance Midpoint
	As of 10/28/19	As of 7/29/19
Real estate dispositions and partial interest sales	$925	$870
Issuance of unsecured senior notes payable	$2,700	$2,100
Repayments of unsecured senior bank term loan	$(350)	$(175)
Debt capital proceeds held in cash	$190	$—

Key Sources and Uses of Capital (In millions)	2019 Guidance			Certain Completed Items
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$170	$210	$190
Incremental debt	695	755	725	See below
Real estate dispositions and partial interest sales	925	925	925	$900	(1)
Common equity	1,150	1,250	1,200	$1,215	(2)
Total sources of capital	$2,940	$3,140	$3,040

Uses of capital:
Construction	$1,250	$1,350	$1,300
Acquisitions	1,500	1,600	1,550	(1)
Debt capital proceeds held in cash	190	190	190
Total uses of capital	$2,940	$3,140	$3,040

Incremental debt (included above):
Issuance of unsecured senior notes payable	$2,700	$2,700	$2,700	$2,700	(3)
Assumption of secured note payable	28	28	28	$28
Repayments of unsecured senior notes payable	(950)	(950)	(950)	$(950)	(3)
Repayments of secured notes payable	(310)	(320)	(315)	$(300)
Repayments of unsecured senior bank term loan	(350)	(350)	(350)	$(350)	(3)
$2.2 billion unsecured senior line of credit/other	(423)	(353)	(388)
Incremental debt	$695	$755	$725

(1)	Refer to the “Acquisitions” and “Real Estate Asset Sales” subsections of the “Investments in Real Estate” section within this Item 2 for additional information.

(2)
Includes 602,484 shares of common stock issued during the second quarter of 2019 under our ATM program for net proceeds of $86.1 million and 1.1 million shares issued during the third quarter of 2019 to settle forward equity sales agreements for net proceeds of $150.1 million. As of September 30, 2019, 7.0 million shares remain unsettled under forward equity sales agreements, for which we expect to receive proceeds of $979.2 million.

(3)	Refer to Note 10 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $170.0 million to $210.0 million of net cash flows from operating activities after payment of common stock and preferred stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2019. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2019, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed, along with contributions from Same Properties and recently acquired properties, to contribute significant increases in income from rentals, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $70 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash Flows” subsection of the “Liquidity” section within this Item 2 of this report for a discussion of cash flows provided by operating activities for the nine months ended September 30, 2019.

Debt

In February 2019, S&P Global Ratings raised our corporate issuer credit rating to BBB+/Stable from BBB/Positive. The rating upgrade reflects our consistently strong operating performance and continued successful delivery of our value-creation pipeline.

The table below reflects the total commitments, outstanding balances, applicable margins, maturity dates, and facility fees for our unsecured senior line of credit as of September 30, 2019:

	Commitment	Balance(1)	Applicable Rate	Maturity Date	Facility Fee
Unsecured senior line of credit	$2.2 billion	$343 million	L+0.825%	January 2024(2)	0.15%

(1)	Excludes loan fees and premiums (discounts) as of September 30, 2019.

(2)	Includes two six-month extension options that we control.

As of September 30, 2019, we had $343.0 million outstanding balance on our $2.2 billion unsecured senior line of credit. Borrowings under the $2.2 billion unsecured senior line of credit bear interest at LIBOR or the base rate specified in the agreement plus, in either case, a specified margin (the “Applicable Margin”) based on our existing credit ratings as set by certain rating agencies.

We use our $2.2 billion unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties. Borrowings under the $2.2 billion unsecured senior line of credit bear interest at a “Eurocurrency Rate,” a “LIBOR Floating Rate,” or a “Base Rate” specified in the $2.2 billion unsecured senior line of credit agreement plus, in any case, the Applicable Margin. The Eurocurrency Rate specified in the $2.2 billion unsecured senior line of credit agreement is, as applicable, the rate per annum equal to either (i) the LIBOR or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The LIBOR Floating Rate means, for any day, one month LIBOR, or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in U.S. dollars. The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our $2.2 billion unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the cost of borrowing, the $2.2 billion unsecured senior line of credit is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding.

We expect to fund a portion of our capital needs for the remainder of 2019 from the issuance of unsecured senior notes payable, from borrowings under our commercial paper program discussed below, and from borrowings under our $2.2 billion unsecured senior line of credit.

In March 2019, we completed an offering of $850.0 million of unsecured senior notes for net proceeds of $846.1 million. The unsecured senior notes consisted of $300.0 million of 4.85% Unsecured Senior Notes with yield to maturity of 4.853%; $350.0 million of 3.80% Unsecured Senior Notes with yield to maturity of 3.817%, the proceeds from which were allocated to fund recently completed and future eligible green projects and the repayment of a secured note payable related to 50/60 Binney Street, a recently completed Class A property, which was awarded LEED® Gold certification; and $200.0 million added to our outstanding 4.00% unsecured senior notes due on January 15, 2024, issued at a yield to maturity of 3.453%, which are part of the same series that was originally issued in 2018 and will also be used to fund recently completed and future eligible green projects. As of September 30, 2019, these notes had a weighted-average interest rate of 4.32% and a weighted-average maturity of 14.1 years.

In June 2019, we extended the maturity date of our unsecured senior bank term loan to January 2, 2025, from January 28, 2024, and opportunistically repaid early all $350.0 million outstanding on its principal balance during the three months ended September 30, 2019.

In July 2019, we completed an offering of $1.25 billion of unsecured senior notes payable for net proceeds of $1.24 billion. The unsecured senior notes consisted of $750.0 million of 3.375% Unsecured Senior Notes with yield to maturity of 3.389% and $500.0 million of 4.00% Unsecured Senior Notes with yield to maturity of 4.024%. The proceeds were primarily used to refinance an aggregate of $950.0 million of unsecured senior notes payable comprising $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due 2022, pursuant to a cash tender offer and a subsequent call for redemption. In July 2019, we tendered $318.6 million, or 79.64%, of our outstanding 2.75% unsecured senior notes payable, and $384.9 million, including $135,000 tendered via guaranteed deliveries, or 69.98%, of our outstanding 4.60% unsecured senior notes payable. The call for redemption of the remaining 2.75% and 4.60% unsecured senior notes payable was settled on August 16, 2019. In September 2019, we completed an offering of $600.0 million of unsecured senior notes, which consisted of $400.0 million of 2.75% Unsecured Senior Notes Due 2029 with yield to maturity of 2.767% and $200.0 million added to our outstanding 4.00% Unsecured Senior Notes Due 2050 with yield to maturity of 3.441%. The proceeds from the 3.375% Unsecured Senior Notes, 4.00% Unsecured Senior Notes Due 2050, and 2.75% Unsecured Senior Notes Due 2029 were used to complete the repayment of the remaining outstanding balance on our unsecured senior bank term loan of $350.0 million and reduced the outstanding balance of our unsecured senior line of credit. As a result of our debt refinancing, we recognized losses of $41.9 million, comprising of $40.2 million related to the early extinguishment of debt and $1.7 million related to the early termination of interest rate hedge agreements. As of September 30, 2019, these notes had a weighted-average interest rate of 3.52% and a weighted-average maturity of 18.5 years.

In September 2019, we established a commercial paper program, which received credit ratings of A-2 from S&P Global Ratings and Prime-2 from Moody’s Investors Service. Under this program, we have the ability to issue up to $750.0 million of commercial notes with varying maturity lengths, with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our $2.2 billion unsecured senior line of credit, and any outstanding balance on our commercial paper program will reduce our line of credit borrowing capacity. The net proceeds of the issuances of the notes are expected to be used for general working capital and other general corporate purposes. General corporate purposes may include the repayment of other debt and selective development, redevelopment, or acquisition of properties. As of September 30, 2019, we had no outstanding borrowings under our commercial paper program.

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

Proactive management of transition away from LIBOR

LIBOR has been used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including variable-rate debt and interest rate swap contracts. However, it is expected that LIBOR will no longer be used after 2021. To address the increased risk of LIBOR discontinuation, in the U.S. the Alternative Reference Rates Committee (“ARRC”) was established to help ensure the successful transition from LIBOR. In June 2017, the ARRC selected the SOFR, a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. We have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•
We have actively reduced borrowings outstanding on our LIBOR-based unsecured senior line of credit, unsecured senior bank term loans, and secured construction loans through repayments: from January 2017 to June 2019, we retired approximately $1.1 billion of such debt.

•	During the three months ended September 30, 2019, we further reduced our exposure to LIBOR as follows:

▪
Reduced our outstanding borrowings under our $2.2 billion unsecured senior line of credit to $343.0 million, which represented approximately 5% of our total debt balance outstanding as of September 30, 2019.

▪	Fully repaid the balance of $350.0 million and completed the extinguishment of our LIBOR-based unsecured senior bank term loan.

▪
Terminated our interest rate hedge agreements aggregating $350.0 million in conjunction with the extinguishment of our LIBOR-based unsecured senior bank term loan. As a result, we had no outstanding interest rate hedge agreements as of September 30, 2019. For additional information refer to Note 11 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements.

•
During the three months ended September 30, 2019, we established a commercial paper program, under which we have the ability to issue up to $750.0 million of commercial notes, which will bear interest at short-term fixed rates, with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subjected to LIBOR and will be used for funding short-term working capital needs. As of September 30, 2019, we had no borrowings outstanding under our commercial paper program.

•
In October 2019, we fully repaid the remaining balance of $343.0 million outstanding on our $2.2 billion unsecured senior line of credit as of September 30, 2019, using the borrowings from our commercial paper program. As of the date of filing of this quarterly report, we had no LIBOR-based debt outstanding, except for that held by our unconsolidated joint ventures.

•
Our unsecured senior line of credit contains fallback language generally consistent with the ARRC’s Amendment Approach, which provides a streamlined amendment approach for negotiating a benchmark replacement and introduces clarity with respect to the fallback trigger events and an adjustment to be applied to the successor rate.

•	We continue to monitor developments by the ARRC and other governing bodies involved in LIBOR transition.

For additional information refer to Note 10 – “Secured and Unsecured Senior Debt” and Note 11 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements under Item 1 of this report and “Item 1A. Risk Factors” within this quarterly report on Form 10-Q for additional information about our management of the risk related to the transition away from LIBOR.

Real estate dispositions and common equity

We expect to continue the disciplined execution of select sales of operating assets. Future sales will provide an important source of capital to fund a portion of our highly leased value-creation development and redevelopment projects. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2019, we expect real estate dispositions and issuances of common equity ranging from $2.1 billion to $2.2 billion, which include completed sales of partial interests in four of our core Class A properties for an aggregate sales price of $900.2 million during the nine months ended September 30, 2019. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold. In addition, the amount of common equity issued will be subject to market conditions.

For additional information, refer to the “Real Estate Asset Sales” subsection of the “Investments in Real Estate” section within this Item 2.

Common equity transactions

During the nine months ended September 30, 2019, we completed issuances and entered into forward equity sales agreements for an aggregate of 8.7 million shares of common stock, at a weighted-average price of $144.50 per share, for aggregate net proceeds of approximately $1.2 billion, as follows:

•
Entered into forward equity sales agreements to sell an aggregate of 8.1 million shares of common stock, at a weighted-average price of $144.42 per share, for aggregate proceeds (net of underwriters’ discounts) of approximately $1.1 billion, to be further adjusted as provided in the forward equity sales agreements, including:

(i) agreements to issue 4.4 million shares at a price of $145.00 per share expiring in June 2020; and
(ii) agreements to issue 3.7 million shares at a weighted-average price of $143.73 per share expiring in July 2020.

•
Issued 602,484 shares of common stock under our ATM program, at a weighted-average price of $145.58 per share, for net proceeds of $86.1 million, during the three months ended June 30, 2019. As of September 30, 2019, we had approximately $22.5 million of gross proceeds available to be issued under our ATM program.

•
Issued 1.1 million shares of common stock pursuant to the partial settlement of forward equity sales agreements and received proceeds of $150.1 million, net of underwriting discounts, during the three months ended September 30, 2019.

•
As of September 30, 2019, we had 7.0 million shares of common stock remaining to be settled under these forward equity sales agreements expiring in June 2020, for which we expect to receive proceeds of $979.2 million.

•	We expect to establish a new ATM program during the fourth quarter of 2019.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the nine months ended September 30, 2019, we received $1.0 billion of contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 3.3 million RSF of Class A office/laboratory and tech office space undergoing construction and pre-construction, and intermediate-term and future value-creation projects supporting an aggregate of 6.9 million SF of ground-up development in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A Development and Redevelopment Properties: Projected Fourth Quarter of 2019-2020 Deliveries and Pre-Construction Projects” and “Summary of Capital Expenditures” subsections of the “Investments in Real Estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2019 and 2018, of $64.7 million and $46.3 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, pre-construction, and construction projects, which aggregated $33.0 million and $23.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in capitalized payroll and other indirect project costs for the nine months ended September 30, 2019, compared to the same period in 2018 was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities aggregating nine projects with 2.0 million RSF in 2019 over 2018. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $9.8 million for the nine months ended September 30, 2019.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the nine months ended September 30, 2019, we capitalized total initial direct leasing costs of $46.0 million. Effective January 1, 2019, costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section of Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1, and the “Acquisitions” subsection of the “Investments in Real Estate” section under Item 2 of this report for information on our acquisitions.

7.00% Series D Convertible Preferred Stock repurchases and conversion

As of September 30, 2019, we had 2.3 million shares of our Series D Convertible Preferred Stock outstanding. During the nine months ended September 30, 2019, we repurchased, in privately negotiated transactions, 275,000 shares of our Series D Convertible Preferred Stock at an aggregate price of $9.2 million, or $33.60 per share, and recognized a preferred stock redemption charge of $2.6 million.

Dividends

During the nine months ended September 30, 2019 and 2018, we paid the following dividends (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Common stock	$332,458	$280,632	$51,826
Series D Convertible Preferred Stock	3,138	3,905	(767)
	$335,596	$284,537	$51,059

The increase in dividends paid on our common stock during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2018, as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $2.94 per common share paid during the nine months ended September 30, 2019, from $2.73 per common share paid during the nine months ended September 30, 2018.

The decrease in dividends paid on our Series D Convertible Preferred Stock during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due to a decrease in number of shares outstanding as a result of the repurchase of 402,000 and 275,000 outstanding shares of our Series D Convertible Preferred Stock in 2018 and during the nine months ended September 30, 2019, respectively.

Contractual obligations and commitments

Contractual obligations as of September 30, 2019, consisted of the following (in thousands):

		Payments by Period
	Total	2019	2020-2021	2022-2023	Thereafter
Secured and unsecured debt(1)(2)	$6,757,184	$1,602	$13,461	$611,775	$6,130,346
Estimated interest payments on fixed-rate debt(3)	2,855,372	39,470	507,458	486,932	1,821,512
Ground lease obligations	678,258	3,516	27,990	28,718	618,034
Other obligations	23,721	358	3,017	3,672	16,674
Total	$10,314,535	$44,946	$551,926	$1,131,097	$8,586,566

(1)	Amounts represent principal amounts due and exclude unamortized premiums (discounts) and deferred financing costs reflected in the consolidated balance sheets under Item 1 of this report.

(2)	Payment dates reflect any extension options that we control.

(3)	Amounts are based upon contractual interest rates, including interest payment dates and scheduled maturity dates.

Secured notes payable

Secured notes payable as of September 30, 2019, consisted of six notes secured by 11 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.58%. As of September 30, 2019, the total book value of our investments in real estate securing debt was approximately $1.1 billion. As of September 30, 2019, our entire secured notes payable balance of $351.9 million, including unamortized discounts and deferred financing costs, was fixed-rate debt.

Unsecured senior notes payable and $2.2 billion unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of September 30, 2019, were as follows:

Covenant Ratios(1)	Requirement	September 30, 2019
Total Debt to Total Assets	Less than or equal to 60%	36%
Secured Debt to Total Assets	Less than or equal to 40%	2%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	6.2x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	260%

(1)	All covenant ratio titles utilize terms as defined in the respective debt agreements.

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

The requirements of, and our actual performance with respect to, the key financial covenants under our $2.2 billion unsecured senior line of credit as of September 30, 2019, were as follows:

Covenant Ratios(1)	Requirement	September 30, 2019
Leverage Ratio	Less than or equal to 60.0%	31.3%
Secured Debt Ratio	Less than or equal to 45.0%	1.6%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.83x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	6.07x

(1)	All covenant ratio titles utilize terms as defined in the respective debt agreements.

Estimated interest payments

Estimated interest payments on our fixed-rate debt were calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of September 30, 2019, 95% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report.

Ground lease obligations

Ground lease obligations as of September 30, 2019, included leases for 31 of our properties, which accounted for approximately 12% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $7.9 million as of September 30, 2019, our ground lease obligations have remaining lease terms ranging from approximately 34 to 95 years, including available extension options which we are reasonably certain to exercise.

As of September 30, 2019, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $678.3 million and $23.7 million, respectively. As of September 30, 2019, all of our ground and office leases in which we are the lessee were classified as operating leases. Under the new lease accounting standard effective on January 1, 2019, described in detail under the “Lease Accounting” section of Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report, we are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of September 30, 2019, the present value of the remaining contractual payments, aggregating $702.0 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $270.6 million, which is classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheet. As of September 30, 2019, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 44 years, and the weighted-average discount rate was 5.25%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $264.4 million. We classify the right-of-use asset in other assets in our consolidated balance sheets.

Commitments

As of September 30, 2019, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.1 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $11.1 million primarily related to construction projects.

In November 2017, we entered into an agreement with a real estate developer in the San Francisco Bay Area to own a 49% interest in a real estate joint venture at Menlo Gateway in our Greater Stanford submarket of San Francisco. Our total equity contribution commitment is $269.0 million, of which we have contributed $267.5 million through September 30, 2019.

We are committed to funding approximately $231.6 million for non-real estate investments, which primarily consists of $231.0 million related to investments in limited partnerships. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.6 years as of September 30, 2019.

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

Accumulated other comprehensive income (loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders during the nine months ended September 30, 2019 (in thousands):

	Net Unrealized Gains (Losses) on:
	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2018	$1,838	$(12,273)	$(10,435)

Other comprehensive (loss) income before reclassifications	(1,763)	724	(1,039)
Reclassification of amortization income to interest expense	(1,777)	—	(1,777)
Reclassification of losses in accumulated other comprehensive income (loss) to interest expense upon swap termination	1,702	—	1,702
Net other comprehensive (loss) income	(1,838)	724	(1,114)

Balance as of September 30, 2019	$—	$(11,549)	$(11,549)

Interest rate hedge agreements

Changes in our accumulated other comprehensive income (loss) balance included the reclassification adjustments related to our interest rate hedge agreements. Upon termination of our hedged variable-rate debt instruments and related interest rate hedge agreements during the three months ended September 30, 2019, we reclassified the entire accumulated other comprehensive loss balance related to the terminated interest rate hedge agreements to interest expense in our consolidated statements of operations. Refer to Note 11 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Foreign currency translation

Changes in our accumulated other comprehensive income (loss) balance include the changes in the foreign exchange rates for our real estate investments in Canada and Asia. We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Critical accounting policies

Refer to our annual report on Form 10‑K for the year ended December 31, 2018, for a discussion of our critical accounting policies related to investments in real estate, impairment of long-lived assets, equity investments, and interest rate hedge agreements. On January 1, 2019, we adopted a new lease accounting guidance that resulted in changes to the accounting policies related to the recognition of rental revenues and tenant recoveries, and to the monitoring of tenant credit quality, during the nine months ended September 30, 2019. Refer to the “Lease Accounting” section of Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report for a discussion of our critical accounting policies related to rental revenues, tenant recoveries, and monitoring of tenant credit quality.

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

We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White Paper, excluding significant gains, losses, and impairments realized on non-real estate investments, unrealized gains or losses on non-real estate investments, gains or losses on early extinguishment of debt, gains or losses on early termination of interest rate hedge agreements, preferred stock redemption charges, deal costs, and the amount of such items that is allocable to our unvested restricted stock awards. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and nine months ended September 30, 2019 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2019		September 30, 2019
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net income	$11,199	$27,270	$2,951	$5,359
Depreciation and amortization	8,621	20,784	1,845	3,664
Funds from operations	$19,820	$48,054	$4,796	$9,023

The following tables present a reconciliation of net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and nine months ended September 30, 2019 and 2018. Per share amounts may not add due to rounding.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019		2018	2019	2018
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic	$(49,773)		$208,940	$150,408	$394,081
Assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	—		1,301	—	—
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	(49,773)		210,241	150,408	394,081
Depreciation and amortization	135,570		119,600	404,094	352,671
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(8,621)		(4,044)	(20,784)	(11,825)
Our share of depreciation and amortization from unconsolidated real estate JVs	1,845		1,011	3,664	2,462
Our share of gain on sales of real estate from unconsolidated real estate JVs	—		(35,678)	—	(35,678)
Assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	—		—	—	3,905
Allocation to unvested restricted stock awards	—		(1,312)	(2,929)	(4,595)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	79,021		289,818	534,453	701,021
Unrealized losses (gains) on non-real estate investments	70,043		(117,188)	(13,221)	(194,484)
Realized gain on non-real estate investment	—		—	—	(8,252)
Impairment of real estate – land parcel	—		—	—	6,311
Impairment of non-real estate investments	7,133	(3)	—	7,133	—
Loss on early extinguishment of debt	40,209	(4)	1,122	47,570	1,122
Loss on early termination of interest rate hedge agreements	1,702	(5)	—	1,702	—
Our share of gain on early extinguishment of debt from unconsolidated real estate JVs	—		(761)	—	(761)
Preferred stock redemption charge	—		—	2,580	—
Removal of assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	—		(1,301)	—	(3,905)
Allocation to unvested restricted stock awards	(1,002)		1,889	(657)	2,938
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$197,106		$173,579	$579,560	$503,990

(1)
The assumed conversion requires the add-back of preferred dividends paid on our Series D Convertible Preferred Stock, as shown here. Refer to the definition of “Weighted-Average Shares of Common Stock Outstanding – Diluted” within this section of this Item 2 for additional information.

(2)	Calculated in accordance with standards established by the Nareit Board of Governors.

(3)	Relates to three privately held non-real estate investments.

(4)	Relates to the repayment of our unsecured senior notes payable due 2020 and 2022 and unsecured senior bank term loan.

(5)
Represents loss on early termination of our interest rate hedge agreements. The loss is included within interest expense in our consolidated statements of operations. Refer to Note 11 – “Interest Rate Hedge Agreements” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Per share)	2019		2018	2019	2018
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$(0.44)		$1.99	$1.35	$3.85
Depreciation and amortization	1.14		1.11	3.46	3.35
Our share of gain on sales of real estate from unconsolidated real estate JVs	—		(0.34)	—	(0.35)
Assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	—		—	—	(0.01)
Allocation to unvested restricted stock awards	—		(0.01)	(0.03)	(0.04)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	0.70		2.75	4.78	6.80
Unrealized losses (gains) on non-real estate investments	0.62		(1.11)	(0.12)	(1.90)
Realized gain on non-real estate investment	—		—	—	(0.08)
Impairment of real estate – land parcels	—		—	—	0.06
Impairment of non-real estate investments	0.06	(3)	—	0.06	—
Loss on early extinguishment of debt	0.36	(3)	0.01	0.43	0.01
Loss on early termination of interest rate hedge agreements	0.02	(3)	—	0.02	—
Our share of gain on early extinguishment of debt from unconsolidated real estate JVs	—		(0.01)	—	(0.01)
Preferred stock redemption charge	—		—	0.02	—
Removal of assumed conversion of 7.00% Series D cumulative convertible preferred stock(1)	—		—	—	0.01
Allocation to unvested restricted stock awards	(0.01)		0.02	—	0.03
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.75		$1.66	$5.19	$4.92

Weighted-average shares of common stock outstanding(1) for calculations of:
EPS – diluted	112,120		105,385	111,712	102,354
Funds from operations – diluted, per share	112,562		105,385	111,712	103,097
Funds from operations – diluted, as adjusted, per share	112,562		104,641	111,712	102,354

(1)	Refer to the definition of “Weighted-Average Shares of Common Stock Outstanding – Diluted” within this section of this Item 2 for additional information.

(2)	Calculated in accordance with standards established by the Nareit Board of Governors.

(3)	Refer to footnotes 3, 4, and 5 on the previous page for additional information.

Adjusted EBITDA and Adjusted EBITDA margin

We use Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments of real estate. Adjusted EBITDA also excludes unrealized gains or losses and significant realized gains and impairments that result from our non-real estate investments. These non-real estate investment amounts are classified in our consolidated statements of operations outside of revenues.

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

The following table reconciles net income (loss) and revenues, the most directly comparable financial measures calculated and presented in accordance with GAAP, to Adjusted EBITDA and revenues, as adjusted, respectively, for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(36,003)	$219,359	$187,994	$421,424
Interest expense	46,203	42,244	128,182	117,256
Income taxes	887	568	3,074	2,614
Depreciation and amortization	135,570	119,600	404,094	352,671
Stock compensation expense	10,935	9,986	33,401	25,209
Impairment of real estate	—	—	—	6,311
Loss on early extinguishment of debt	40,209	1,122	47,570	1,122
Our share of gain on early extinguishment of debt from unconsolidated real estate JVs	—	(761)	—	(761)
Our share of gain on sales of real estate from unconsolidated real estate JVs	—	(35,678)	—	(35,678)
Unrealized losses (gains) on non-real estate investments	70,043	(117,188)	(13,221)	(194,484)
Impairment of non-real estate investments	7,133	—	7,133	—
Adjusted EBITDA	$274,977	$239,252	$798,227	$695,684

Revenues	$390,484	$341,823	$1,123,182	$986,996
Non-real estate investments – total realized gains	6,967	5,015	28,759	25,810
Impairment of non-real estate investments	7,133	—	7,133	—
Revenues, as adjusted	$404,584	$346,838	$1,159,074	$1,012,806

Adjusted EBITDA margin	68%	69%	69%	69%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental amount, in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of September 30, 2019, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

Cash interest

Cash interest is equal to interest expense calculated in accordance with GAAP plus capitalized interest, less amortization of loan fees and debt premiums (discounts). Refer to the definition of “Fixed-Charge Coverage Ratio” within this section of this Item 2 for a reconciliation of interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA	$274,977	$239,252	$798,227	$695,684

Interest expense	$46,203	$42,244	$128,182	$117,256
Capitalized interest	24,558	17,431	64,741	46,318
Amortization of loan fees	(2,251)	(2,734)	(6,864)	(7,870)
Amortization of debt premiums	1,287	614	2,870	1,795
Cash interest	69,797	57,555	188,929	157,499
Dividends on preferred stock	1,173	1,301	3,204	3,905
Fixed charges	$70,970	$58,856	$192,133	$161,404

Fixed-charge coverage ratio:
– period annualized	3.9x	4.1x	4.2x	4.3x
– trailing 12 months	4.1x	4.3x	4.1x	4.3x

Initial stabilized yield (unlevered)

Initial stabilized yield is calculated as the estimated amounts of net operating income at stabilization divided by our investment in the property. Our initial stabilized yield excludes the benefit of leverage. Our cash rents related to our value-creation projects are generally expected to increase over time due to contractual annual rent escalations. Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs.

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended September 30, 2019, as reported by Bloomberg Professional Services. In addition, we monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decline below $10 billion, which are not immediately reflected in the twelve‑month average, may result in their exclusion from this measure.

Investments in real estate – value-creation square footage currently in rental properties

The following table represents RSF of buildings in operation as of September 30, 2019, that will be redeveloped or replaced with new development RSF upon commencement of future construction:

Property/Submarket	RSF
Intermediate-term projects:
88 Bluxome Street/Mission Bay/SoMa	232,470
960 Industrial Road/Greater Stanford	110,000
99 A Street/Seaport Innovation District	8,715
351,185
Future projects:
219 East 42nd Street/New York City	349,947
4161 Campus Point Court/University Town Center	159,884
10260 Campus Point Drive/University Town Center	109,164
4110 Campus Point Drive/University Town Center	15,667
4045 Sorrento Valley Boulevard/Sorrento Valley	10,926
4075 Sorrento Valley Boulevard/Sorrento Valley	40,000
601 Dexter Avenue North/Lake Union	18,680
704,268
Total value-creation RSF currently included in rental properties	1,055,453

Joint venture financial information

We present components of balance sheet and operating results information related to our joint ventures, which are not presented, or intended to be presented, in accordance with GAAP. We present the proportionate share of certain financial line items as follows: (i) for each real estate joint venture that we consolidate in our financial statements, which are controlled by us through contractual rights or majority voting rights, but of which we own less than 100%, we apply the noncontrolling interest economic ownership percentage to each financial item to arrive at the amount of such cumulative noncontrolling interest share of each component presented; and (ii) for each real estate joint venture that we do not control and do not consolidate, and are instead controlled jointly or by our joint venture partners through contractual rights or majority voting rights, we apply our economic ownership percentage to each financial item to arrive at our proportionate share of each component presented.

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

Net debt to Adjusted EBITDA and net debt and preferred stock to Adjusted EBITDA

Net debt to Adjusted EBITDA and net debt and preferred stock to Adjusted EBITDA are non-GAAP financial measures that we believe are useful to investors as supplemental measures in evaluating our balance sheet leverage. Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash. Net debt and preferred stock is equal to the sum of net debt, as discussed above, plus preferred stock outstanding as of the end of the period. Refer to the definition of “Adjusted EBITDA and Adjusted EBITDA margin” within this section of this Item 2 for further information on the calculation of Adjusted EBITDA.

The following table reconciles debt to net debt, and to net debt and preferred stock, and computes the ratio of each to Adjusted EBITDA as of September 30, 2019, and December 31, 2018 (dollars in thousands):

	September 30, 2019			December 31, 2018
Secured notes payable	$351,852			$630,547
Unsecured senior notes payable	6,042,831			4,292,293
Unsecured senior line of credit	343,000			208,000
Unsecured senior bank term loan	—			347,415
Unamortized deferred financing costs	48,746			31,413
Cash and cash equivalents	(410,675)			(234,181)
Restricted cash	(42,295)			(37,949)
Net debt	$6,333,459			$5,237,538

Net debt	$6,333,459			$5,237,538
7.00% Series D cumulative convertible preferred stock	57,461		(1)	64,336
Net debt and preferred stock	$6,390,920			$5,301,874

Adjusted EBITDA:
– quarter annualized	$1,099,908			$968,888
– trailing 12 months	$1,040,449			$937,906

Net debt to Adjusted EBITDA:
– quarter annualized	5.8	x		5.4	x
– trailing 12 months	6.1	x		5.6	x
Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.8	x		5.5	x
– trailing 12 months	6.1	x		5.7	x

(1)
In October 2019, we completed the conversion of all 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock. Refer to the “7.00% Series D Convertible Preferred Stock” section within Note 14 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income (loss) to net operating income, and to net operating income (cash basis) for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(36,003)	$219,359	$187,994	$421,424

Equity in earnings of unconsolidated real estate joint ventures	(2,951)	(40,718)	(5,359)	(42,952)
General and administrative expenses	27,930	22,660	79,041	68,020
Interest expense	46,203	42,244	128,182	117,256
Depreciation and amortization	135,570	119,600	404,094	352,671
Impairment of real estate	—	—	—	6,311
Loss on early extinguishment of debt	40,209	1,122	47,570	1,122
Investment loss (income)	63,076	(122,203)	(41,980)	(220,294)
Net operating income	274,034	242,064	799,542	703,558
Straight-line rent revenue	(27,394)	(20,070)	(79,835)	(75,960)
Amortization of acquired below-market leases	(5,774)	(5,220)	(20,976)	(16,588)
Net operating income (cash basis)	$240,866	$216,774	$698,731	$611,010

Net operating income (cash basis) – annualized	$963,464	$867,096	$931,641	$814,680

Net operating income (from above)	$274,034	$242,064	$799,542	$703,558
Total revenues	$390,484	$341,823	$1,123,182	$986,996
Operating margin	70%	71%	71%	71%

Net operating income is a non-GAAP financial measure calculated as net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairments of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and investment income or loss. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for investors to evaluate the operating performance of our consolidated real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease revenue adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent revenue and the amortization of acquired above- and below-market leases.

Furthermore, we believe net operating income is useful to investors as a performance measure for our consolidated properties because, when compared across periods, net operating income reflects trends in occupancy rates, rental rates, and operating costs, which provide a perspective not immediately apparent from net income or loss. Net operating income can be used to measure the initial stabilized yields of our properties by calculating net operating income generated by a property divided by our investment in the property. Net operating income excludes certain components from net income in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort comparability of operating performance at the property level. Impairments of real estate have been excluded in deriving net operating income because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions or a deterioration in market conditions. We also exclude realized and unrealized investment income or loss, which results from investment decisions that occur at the corporate level related to non-real estate investments in publicly traded companies and certain privately held entities. Therefore, we do not consider these activities to be an indication of operating performance of our real estate assets at the property level. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to corporate strategy. Property operating expenses included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. We calculate operating margin as net operating income divided by total revenues.

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

Operating statistics

We present certain operating statistics related to our properties, including number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute the number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations at 100% for all properties in which we have an investment, including properties owned by our consolidated and unconsolidated real estate joint ventures. For operating metrics based on annual rental revenue, refer to the definition of “Annual Rental Revenue” within this section of this Item 2.

Same property comparisons

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development or redevelopment properties recently placed into service, the consolidated total income from rentals, as well as rental operating expenses in our operating results, can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given quarterly or annual period, we analyze the operating performance for all consolidated properties that were fully operating for the entirety of the comparative periods presented, referred to as same properties. We separately present quarterly and year-to-date same property results to align with the interim financial information required by the SEC in our management’s discussion and analysis of our financial condition and results of operations. These same properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable quarterly or year-to-date period presented, properties that underwent development or redevelopment at any time during the comparative periods, unconsolidated real estate joint ventures, properties classified as held for sale, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, lease termination fees, if any, are excluded from the results of same properties.

Stabilized occupancy date

The stabilized occupancy date represents the estimated date on which the project is expected to reach occupancy of 95% or greater.

Tenant recoveries

Tenant recoveries represent revenues comprising reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses and earned in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

On January 1, 2019, we adopted a new lease accounting standard, among other practical expedients and policies, and elected the single component accounting policy. As a result of our election of the single component accounting policy, we account for rental revenues and tenant recoveries generated through the leasing of real estate assets that qualify for this policy as a single component and classify associated revenue in income from rentals in our consolidated statements of operations. Prior to the adoption of the new lease accounting standard, we presented rental revenues and tenant recoveries separately in our consolidated statements of operations. Refer to the “Lease Accounting” section of Note 2 – “Summary of Significant Accounting Policies” for additional information. We continue to provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of Results for the Three Months Ended September 30, 2019, to the Three Months Ended September 30, 2018” and “Comparison of Results for the Nine Months Ended September 30, 2019, to the Nine Months Ended September 30, 2018” subsections of the “Results of Operations” section of this Item 2 because we believe it promotes investors’ understanding of the changes in our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from rentals	$385,776	$336,547	$1,112,143	$976,996
Rental revenues	(293,182)	(255,496)	(857,370)	(750,616)
Tenant recoveries	$92,594	$81,051	$254,773	$226,380

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unencumbered net operating income	$259,128	$213,107	$753,716	$616,549
Encumbered net operating income	14,906	28,957	45,826	87,009
Total net operating income	$274,034	$242,064	$799,542	$703,558
Unencumbered net operating income as a percentage of total net operating income	95%	88%	94%	88%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements, to fund acquisitions, fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. As of September 30, 2019, we had forward equity sales agreements outstanding to sell an aggregate of 7.0 million shares of common stock, including 3.3 million shares expiring in June 2020 and 3.7 million shares expiring in July 2020. Prior to the conversion of our remaining outstanding shares in October 2019, we considered the effect of assumed conversion of our outstanding Series D Convertible Preferred Stock when determining potentially dilutive incremental shares to our common stock. When calculating the assumed conversion, we add back to net income or loss the dividends paid on our Series D Convertible Preferred Stock to the numerator and then include additional common shares assumed to have been issued (as displayed in the table below) to the denominator of the per share calculation. The effect of the assumed conversion is considered separately for our per share calculations of net income or loss; funds from operations, computed in accordance with the definition in the Nareit White Paper; and funds from operations, as adjusted. Prior to the conversion of our remaining outstanding shares in October 2019, our Series D Convertible Preferred Stock was dilutive and assumed to be converted when quarterly and annual basic EPS, funds from operations, or funds from operations, as adjusted, exceeded approximately $1.75 and $7.00 per share, respectively, subject to conversion ratio adjustments and the impact of repurchases of our Series D Convertible Preferred Stock. The effect of the assumed conversion was included when it was dilutive on a per share basis. The dilutive effect to both numerator and denominator may result in a per share effect of less than a half cent, which would appear as zero in our per share calculation, even when the dilutive effect to the numerator alone appears in our reconciliation. Refer to Note 13 – “Earnings per Share” and Note 14 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for more information related to our forward equity sales agreements and our Series D Convertible Preferred Stock.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and nine months ended September 30, 2019 and 2018, are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average shares of common stock outstanding:
Basic shares for EPS	112,120	104,179	111,540	101,991
Outstanding forward equity sales agreements	—	462	172	363
Series D Convertible Preferred Stock	—	744	—	—
Diluted shares for EPS	112,120	105,385	111,712	102,354

Basic shares for EPS	112,120	104,179	111,540	101,991
Outstanding forward equity sales agreements	442	462	172	363
Series D Convertible Preferred Stock	—	744	—	743
Diluted shares for FFO	112,562	105,385	111,712	103,097

Basic shares for EPS	112,120	104,179	111,540	101,991
Outstanding forward equity sales agreements	442	462	172	363
Series D Convertible Preferred Stock	—	—	—	—
Diluted shares for FFO, as adjusted	112,562	104,641	111,712	102,354

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of September 30, 2019, we did not have any outstanding hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following table illustrates the effect of a 1% change in interest rates on our fixed- and variable-rate debt as of September 30, 2019 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(2,200)
Rate decrease of 1%	$2,200

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(542,084)
Rate decrease of 1%	$620,883

These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of September 30, 2019. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of September 30, 2019 (in thousands):

Equity price risk:
Fair value increase of 10%	$99,045
Fair value decrease of 10%	$(99,045)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net (loss) income. Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of September 30, 2019 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$286
Rate decrease of 10%	$(286)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$10,050
Rate decrease of 10%	$(10,050)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the nine months ended September 30, 2019, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2019, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes within and outside of the U.S. leading to political instability, geopolitical tensions, currency controls, changes in import and export regulations, changes in tariff and freight rates, and changes to laws and policies governing trade, manufacturing, development, and investment in the countries where we currently have and own properties, purchase equipment or materials, or have lease agreements with tenants may adversely affect our business or that of our tenants. Our business operations include the development and redevelopment of value-creation projects, which may require us to purchase equipment or supplies from vendors that are affected by such changes in laws or policies. As a result, we may experience delays, increases in costs, or difficulty in obtaining needed supplies, which may result in our failure to complete our value-creation projects as intended. Additionally, our tenants that conduct business in countries subject to such changes may be adversely affected and unable to operate their businesses, which may impact their financial condition, ability to make rental payments, and ability to renew lease agreements, which in turn could adversely affect our financial condition, results of operations, cash flows, and our ability to make distributions to our stockholders.

The U.S. President has proposed or implemented changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on certain U.S. imports, economic sanctions on individuals, corporations, or countries, and other government regulations affecting trade between the U.S. and other countries where we or our tenants may conduct business. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in further impact to the U.S. economy and our or our tenants’ businesses. An example of such changes includes the U.S. President’s negotiation and signing of a replacement trade deal for the North American Free Trade Agreement with Mexico and Canada, known as the United States-Mexico-Canada Agreement ("USMCA"), which has not yet been ratified. We cannot be certain what the final provisions of the USMCA will include and how those provisions will impact our business or that of our tenants. However, there may be greater restrictions in international trade, and it may become difficult or expensive for us or our tenants to comply with the new regulations, which may result in a material adverse effect on our business, financial condition, or results of operations.

In addition, the U.S. government has recently imposed tariffs on certain foreign goods, including tariffs on steel and aluminum product imports announced by the U.S. Department of Commerce and on certain products that originate in China announced by the U.S. Trade Representative. Certain foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers, and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, may adversely affect our business operations and those of our tenants.

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

From time to time, we utilize interest rate hedge agreements to manage a portion of our exposure to variable interest rates. Historically, our interest rate hedge agreements primarily related to our borrowings with variable interest rates based on LIBOR. Beginning in 2008, concerns were raised that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of daily LIBOR across a range of maturities and currencies may have underreported, overreported, or otherwise manipulated the interbank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that might have resulted from reporting interbank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations have been instigated by regulators and government authorities in various jurisdictions. Other member banks may also enter into such settlements with, or have proceedings brought by, their regulators or law enforcement agencies in the future. If manipulation of LIBOR occurred, it may have resulted in LIBOR being artificially lower (or higher) than it would otherwise have been. Any such manipulation could have occurred over a substantial period of time.

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

In addition, in November 2014, the U.S. Federal Reserve established a working group composed of large U.S. financial institutions, the ARRC, to identify a set of alternative interest reference rates to LIBOR. In a May 2016 interim report, the ARRC narrowed its choice to two LIBOR alternatives. The first choice was the Overnight Bank Funding Rate (“OBFR”), which consists of domestic and foreign unsecured borrowing in U.S. dollars. The U.S. Federal Reserve has been calculating and publishing the OBFR since March 2016. The second alternative rate to LIBOR was the Treasury General Collateral Rate, which is composed of repurchase agreement (“repo”) transactions secured by treasuries or other assets accepted as collateral by the majority of intermediaries in the repo market.

In June 2017, the ARRC selected SOFR, a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. SOFR is observed and backward looking, which stands in contrast to LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it does not consider bank credit risk (which LIBOR does). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. The first publication of SOFR was released by the Federal Reserve Bank of New York in April 2018.

In April 2019, the ARRC published its recommendations on fallback language for syndicated loans, which the ARRC encourages companies to use in new contracts that reference LIBOR in order to minimize market disruptions when LIBOR ceases to exist. The ARRC suggested two alternative fallback language approaches for syndicated loan contracts:

•	“Hardwired Approach,” which clearly specifies the SOFR-based successor rate and spread adjustment to be used when LIBOR ceases to exist.

•
“Amendment Approach,” which, unlike the Hardwired Approach, does not reference specific rates or spread adjustments but provides a streamlined amendment approach for negotiating a benchmark replacement and introduces clarity with respect to the fallback trigger events and an adjustment to be applied to the successor rate.

Since 2012, we have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•
We have actively reduced borrowings outstanding on our LIBOR-based unsecured senior line of credit, unsecured senior bank term loans, and secured construction loans through repayments: from January 2017 to June 2019, we retired approximately $1.1 billion of such debt.

•	During the three months ended September 30, 2019, we further reduced our exposure to LIBOR as follows:

▪
Reduced our outstanding borrowings under our $2.2 billion unsecured senior line of credit to $343.0 million, which represented approximately 5% of our total debt balance outstanding as of September 30, 2019.

▪	Fully repaid the balance of $350.0 million and completed the extinguishment of our LIBOR-based unsecured senior bank term loan.

▪
Terminated all of our interest rate hedge agreements aggregating $350.0 million in conjunction with the extinguishment of our LIBOR-based unsecured senior bank term loan. As a result, we had no outstanding interest rate hedge agreements as of September 30, 2019.

•
During the three months ended September 30, 2019, we established a commercial paper program, under which we have the ability to issue up to $750.0 million of commercial notes, which will bear interest at short-term fixed rates, with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subjected to LIBOR and will be used for funding short-term working capital needs. As of September 30, 2019, we had no borrowings outstanding under our commercial paper program.

•
In October 2019, we fully repaid the remaining balance of $343.0 million outstanding on our $2.2 billion unsecured senior line of credit as of September 30, 2019, using the borrowings from our commercial paper program. As of the date of filing of this quarterly report, we had no LIBOR-based debt outstanding, except for that held by our unconsolidated joint ventures.

•
Our unsecured senior line of credit contains fallback language generally consistent with the ARRC’s Amendment Approach, which provides a streamlined amendment approach for negotiating a benchmark replacement and introduces clarity with respect to the fallback trigger events and an adjustment to be applied to the successor rate.

•	We continue to monitor developments by the ARRC and other governing bodies involved in LIBOR transition.

We continue to be proactive in managing the risk of disruption associated with the cessation of LIBOR; however, it is not possible to predict the effect of the FCA Rules, any changes in the methods pursuant to which LIBOR is determined, the administration of LIBOR by IBA, and any other reforms to LIBOR that will be enacted in the United Kingdom and elsewhere. In addition, any changes announced by the FCA, the BBA, IBA, the ARRC, or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which LIBOR is determined, as well as manipulative practices or the cessation thereof, may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the level of the index. Fluctuation or discontinuation of LIBOR would affect our interest expense and earnings and the fair value of certain of our financial instruments. We also have certain joint ventures that may require variable-rate construction loans with interest based upon LIBOR plus a spread. From time to time, we utilize interest rate hedge agreements to mitigate our exposure to such interest rate risk on a portion of our debt obligations. However, there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.

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

The transition to SOFR may present challenges, including, but not limited to, the illiquidity of SOFR derivatives markets, which could make it difficult for financial institutions to offer SOFR-based debt products, the determination of the spread adjustment required to convert LIBOR to SOFR (and the related determination of a term structure with different maturities), and the greater volatility of SOFR compared to that of LIBOR. Although daily pricing resets for SOFR have been noted to be more volatile than that of LIBOR, especially at month end, there is no sufficient evidence to establish how SOFR volatility compares to that of LIBOR. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of LIBOR and potential alternatives at this time remains uncertain.

We may not be able to borrow additional amounts through the issuance of unsecured bonds, under our unsecured senior line of credit, or under our commercial paper program.

There is no assurance that we will be able to continue to access the credit markets on favorable terms. Our ability to borrow additional amounts through the issuance of debt may be negatively impacted by periods of illiquidity in the credit market.

Aggregate borrowings under our unsecured senior line of credit require compliance with certain financial and non-financial covenants. Borrowings under our unsecured senior line of credit are funded by a group of banks. Our ability to borrow additional amounts under our unsecured senior line of credit may be negatively impacted by a decrease in cash flows from our properties, a default or cross-default under our unsecured senior line of credit, non-compliance with one or more loan covenants, and non-performance or failure of one or more lenders under our unsecured senior line of credit. In addition, we may not be able to refinance or repay outstanding borrowings on our unsecured senior line of credit.

Our inability to borrow additional amounts on an unsecured basis could delay us in or prevent us from acquiring, financing, and completing desirable investments, which could adversely affect our business; and our inability to refinance or repay amounts under our unsecured senior line of credit or commercial paper program may adversely affect our cash flows, ability to make distributions to our stockholders, financial condition, and results of operations.

If interest rates rise, our debt service costs will increase and the value of our properties may decrease.

Borrowings under our unsecured senior line of credit bear interest at variable rates, which may cause increases in market interest rates to increase our interest expense and cost of refinancing existing indebtedness or obtaining new debt. Our borrowings under our commercial paper program bear interest at short-term fixed rates, and increases in market interest rates may cause us to incur additional debt and increased costs from the issuance of debt under our program in the future. Additionally, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Accordingly, these increases could adversely affect our financial condition and our ability to make distributions to our stockholders.

Our debt service obligations may have adverse consequences on our business operations.

We use debt to finance our operations, including the acquisition, development, and redevelopment of properties. Our use of debt may have adverse consequences, including the following:

•	Our cash flows from operations may not be sufficient to meet required payments of principal and interest;

•	We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt;

•	If we default on our debt obligations, the lenders or mortgagees may foreclose on our properties that secure those loans;

•	A foreclosure on one of our properties could create taxable income without any accompanying cash proceeds to pay the tax;

•	A default under a loan that has cross-default provisions may cause us to automatically default on another loan or interest rate hedge agreement;

•	We may not be able to refinance or extend our existing debt;

•	The terms of any refinancing or extension may not be as favorable as the terms of our existing debt;

•	We may be subject to a significant increase in the variable interest rates on our unsecured senior line of credit, which could adversely impact our cash flows and operations;

•
We may be subject to a significant increase in short-term fixed interest rates on borrowings from our unsecured commercial paper program, which could adversely impact our cash flows and operations; and

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company, dated May 21, 1997	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company, dated June 20, 1997	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, dated May 10, 2017	Form 8-K	May 12, 2017
3.4*	Amended and Restated Bylaws of the Company (Amended July 27, 2018)	Form 8-K	August 2, 2018
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, dated May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
4.1*	Specimen certificate representing shares of common stock	Form 10-Q	May 5, 2011
4.2*	Indenture, dated as of March 3, 2017, among Alexandria Real Estate Equities, Inc., Alexandria Real Estate Equities, L.P. and Branch Banking and Trust Company, as trustee	Form 8-K	March 3, 2017
4.3*	Supplemental Indenture No. 8, dated as of July 15, 2019, by and among Alexandria Real Estate Equities, Inc., Alexandria Real Estate Equities, L.P., and Branch Banking and Trust Company, as trustee	Form 8-K	July 15, 2019
4.4*	Form of 3.375% Senior Note due 2031 (included in Exhibit 4.3 above)	Form 8-K	July 15, 2019
4.5*	Supplemental Indenture No. 9, dated as of July 15, 2019, by and among Alexandria Real Estate Equities, Inc., Alexandria Real Estate Equities, L.P., and Branch Banking and Trust Company, as trustee	Form 8-K	July 15, 2019
4.6*	Form of 4.000% Senior Note due 2050 (included in Exhibit 4.5 above)	Form 8-K	July 15, 2019
4.7*
Supplemental Indenture No. 10, dated as of September 12, 2019, by and among Alexandria Real Estate Equities, Inc., Alexandria Real Estate Equities, L.P., and Branch Banking and Trust Company, as trustee
		Form 8-K	September 12, 2019
4.8*	Form of 2.750% Senior Note due 2029 (included in Exhibit 4.7 above)	Form 8-K	September 12, 2019
4.9*
Supplemental Indenture No. 11, dated as of September 12, 2019, by and among Alexandria Real Estate Equities, Inc., Alexandria Real Estate Equities, L.P., and Branch Banking and Trust Company, as trustee
		Form 8-K	September 12, 2019
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.1	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1
The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018 (unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three and nine months ended September 30, 2019 and 2018 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)
		N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 2019.

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