Form 10-K
period 2019-12-31
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2020-02-04
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $15.8 billion based on the closing price for such shares on the New York Stock Exchange on June 28, 2019.

As of January 15, 2020, 122,699,875 shares of common stock were outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 5, 2020.

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

Forward-looking statements

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

ITEM 1. BUSINESS

Overview

We are a Maryland corporation, formed in October 1994, that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT and the first and longest-tenured owner, operator, and developer uniquely focused on collaborative life science, technology, and agtech campuses in AAA innovation cluster locations. We consider AAA locations to be highly desirable for tenancy by life science, technology, and agtech entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. Founded in 1994, Alexandria pioneered this niche and has since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle.

Alexandria develops dynamic urban cluster campuses and vibrant ecosystems that enable and inspire the world’s most brilliant minds and innovative companies to create life-changing scientific and technological breakthroughs. We believe in the utmost professionalism, humility, and teamwork. Alexandria manages its properties through fully integrated regional teams with real estate, life science, technology, and agtech expertise. Our tenants include multinational pharmaceutical companies; public and private biotechnology companies; life science product, service, and medical device companies; digital health, technology companies, and agtech companies; academic and medical research institutions; U.S. government research agencies; non-profit companies; and venture capital firms. Alexandria has a longstanding and proven track record of developing Class A properties clustered in urban life science, technology, and agtech campuses that provide its innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic risk capital to transformative life science, technology, and agtech companies through its venture capital arm. We believe our unique business model and diligent underwriting ensure a high-quality and diverse tenant base that should result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of December 31, 2019, Alexandria’s total market capitalization was $26.3 billion and our asset base in North America consisted of 39.2 million SF. The asset base in North America includes 27.0 million RSF of operating properties and 2.1 million RSF of Class A properties undergoing construction, 6.3 million RSF of near-term and intermediate-term development and redevelopment projects, and 3.8 million SF of future development projects. These operating properties and development projects include 36 properties that are held by consolidated real estate joint ventures and six properties that are held by unconsolidated real estate joint ventures. The occupancy percentage of our operating properties in North America was 96.8% as of December 31, 2019. Our 10-year average occupancy rate of operating properties as of December 31, 2019, was 96%. Investment-grade or publicly traded large cap tenants represented 50% of our annual rental revenue in effect as of December 31, 2019. Additional information regarding our consolidated and unconsolidated real estate joint ventures is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K. Additional information regarding risk factors that may affect us is included in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Business objective and strategies

Our primary business objective is to maximize long-term asset value and shareholder returns based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A properties clustered in urban campuses located in AAA innovation cluster locations. These key urban campus locations are characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They represent highly desirable locations for tenancy by life science, technology, and agtech entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, life science, technology, and agtech relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

Our tenant base is broad and diverse within the life science, technology, and agtech industries and reflects our focus on regional, national, and international tenants with substantial financial and operational resources. For a more detailed description of our properties and tenants, refer to “Item 2. Properties” in this annual report on Form 10-K. We have an experienced Board of Directors and are led by an executive and senior management team with extensive experience in the real estate, life science, technology, and agtech industries.

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

Another key component of our business model is our value-creation redevelopment of existing office, warehouse, or shell space, or newly acquired properties, into high-quality, generic, and reusable office/laboratory space that can be leased at higher rental rates. Our redevelopment strategy generally includes significant pre-leasing of projects prior to the commencement of redevelopment.

Non-real estate investments

We also hold equity investments in publicly traded companies, limited partnerships, and privately held entities primarily involved in the life science, technology, and agtech industries. We invest primarily in highly innovative entities whose focus on the development of therapeutic products that advance health and transform patients’ lives is aligned with Alexandria’s purpose of making a positive and meaningful impact on the health, safety, and well-being of the global community. Our status as a REIT limits our ability to make such non-real estate investments. Therefore, we conduct, and will continue to conduct, our non-real estate investment activities in a manner that complies with REIT requirements.

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

•	Continuing to improve our credit profile;

•	Minimizing the amount of near-term debt maturities in a single year;

•	Maintaining commitment to long-term capital to fund growth;

•	Maintaining low to modest leverage;

•	Minimizing variable interest rate risk;

•	Generating high-quality, strong, and increasing operating cash flows;

•	Selectively selling real estate assets, including land parcels and non-core/“core-like” operating assets, and reinvesting the proceeds into our highly leased value-creation development projects;

•	Allocating capital to Class A properties located in collaborative life science, technology, and agtech campuses in AAA urban innovation clusters;

•	Maintaining geographic diversity in urban intellectual centers of innovation;

•	Selectively acquiring high-quality office/laboratory and tech office space in our target urban innovation cluster submarkets at prices that enable us to realize attractive returns;

•	Selectively developing properties in our target urban innovation cluster submarkets;

•
Selectively redeveloping existing office, warehouse, or shell space, or newly acquired properties, into high-quality, generic, and reusable office/laboratory space that can be leased at higher rental rates in our target urban innovation cluster submarkets;

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

Competition

In general, other office/laboratory and tech office properties are located in close proximity to our properties. The amount of rentable space available in any market could have a material effect on our ability to rent space and on the rental rates we can attain for our properties. In addition, we compete for investment opportunities with other REITs, insurance companies, pension and investment funds, private equity entities, partnerships, developers, investment companies, owners/occupants, and foreign investors. Many of these entities have substantially greater financial resources than we do and may be able to invest more than we can or accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the overall expected returns from real estate investments. In addition, as a result of their financial resources, our competitors may offer more free rent concessions, lower rental rates, or higher tenant improvement allowances in order to attract tenants. These leasing incentives could hinder our ability to maintain or raise rents and attract or retain tenants. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell. Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years; however, we believe we have differentiated ourselves from our competitors. As the first and only publicly traded urban office REIT to focus primarily on the office/laboratory real estate niche, we provide world-class collaborative life science, technology, and agtech campuses in AAA innovation cluster locations and maintain and cultivate many of the most important and strategic relationships in the life science, technology, and agtech industries.

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

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to permit access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to incur substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

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

Available information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to the foregoing reports, are available, free of charge, through our corporate website at www.are.com as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The current charters of our Board of Directors’ Audit, Compensation, and Nominating & Governance Committees, along with our corporate governance guidelines and Business Integrity Policy and Procedures for Reporting Non-Compliance (the “Business Integrity Policy”), are also available on our corporate website. Additionally, any amendments to, and waivers of, our Business Integrity Policy that apply to our Co-Chief Executive Officers or our Chief Financial Officer will be available free of charge on our corporate website in accordance with applicable SEC and NYSE requirements. Written requests should be sent to Alexandria Real Estate Equities, Inc., 26 North Euclid Avenue, Pasadena, California 91101, Attention: Investor Relations. The public may also download these materials from the SEC’s website at www.sec.gov.

Employees

As of December 31, 2019, we had 439 employees. We believe that we have good relations with our employees. We have adopted a Business Integrity Policy that applies to all of our employees. Its receipt and review by each employee is documented and verified annually.

ITEM 1A. RISK FACTORS

Overview

The following risk factors may adversely affect our overall business, financial condition, results of operations, and cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our common stock, as further described in each risk factor below. In addition to the information set forth in this annual report on Form 10-K, one should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC. Those risk factors could materially affect our overall business, financial condition, results of operations, and cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our common stock. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations. Additional information regarding forward-looking statements is included in the beginning of “Part I” in this annual report on Form 10-K.

Operating factors

We may be unable to identify and complete acquisitions and successfully operate acquired properties.

We continually evaluate the market of available properties and may acquire properties when opportunities exist. Our ability to acquire properties on favorable terms and successfully operate them may be exposed to the following significant risks:

•	We may be unable to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional funds.

•	Even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price or result in other less favorable terms.

•
Even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction.

•	We may be unable to complete an acquisition because we cannot obtain debt and/or equity financing on favorable terms or at all.

•	We may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	We may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of operating properties or portfolios of properties, into our existing operations.

•	Acquired properties may be subject to reassessment, which may result in higher-than-expected property tax payments;

•	Market conditions may result in higher-than-expected vacancy rates and lower-than-expected rental rates.

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

•	We may encounter delays, refusals, unforeseen cost increases, and other impairments resulting from third-party litigation, natural disasters, or severe weather conditions;

•	We may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, and other required government permits and authorizations; and

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

If we default under the terms of a ground lease obligation, we may lose the ownership rights to the property subject to the lease. Upon expiration of a ground lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase in rental expense could have a material adverse effect on our financial condition, results of operations, and cash flows, and our ability to satisfy our debt service obligations and make distributions to our stockholders, as well as the market price of our common stock. Refer to “Ground Lease Obligations” in the “Sources and Uses of Capital” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for additional information on our ground lease obligations.

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

As of December 31, 2019, we had several consolidated and unconsolidated real estate joint ventures in which we shared ownership and decision-making power with one or more parties. Our joint venture partners must agree in order for the applicable joint venture to take specific major actions, including budget approvals, acquisitions, sales of assets, debt financing, execution of lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between us and our partners may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.

We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs through to our tenants.

Our properties are subject to increases in operating expenses, including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. As of December 31, 2019, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate and other rent-related taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

In addition, in June 2018, San Francisco voters approved a commercial rent tax measure establishing a new 3.5% gross receipts tax rate on rental revenues received by landlords of commercial properties within the city of San Francisco. The new 3.5% gross receipts tax, and the measure went into effect on January 1, 2019. The new gross receipts tax resulted in an incremental tax liability imposed on our commercial properties in the city of San Francisco, specifically in our Mission Bay/SoMa submarket of San Francisco.

Our triple net leases allow us to pass through, among other costs, substantially all real estate and rent-related taxes to our tenants in the form of additional rent. We cannot be certain that we will be able to continue to negotiate pass-through provisions related to taxes in tenant leases in the future, which could lead to a decrease in our income from rentals. If our operating expenses increase without a corresponding increase in revenues, our profitability could diminish. In addition, we cannot be certain that increased costs will not lead our current or prospective tenants to seek space outside of the city of San Francisco and the state of California, which could significantly hinder our ability to increase our rents or to maintain existing occupancy levels. A repeal of Proposition 13 in California and the 3.5% gross receipts tax rate in the city of San Francisco may significantly increase occupancy costs for some of our tenants and may adversely impact their financial condition, ability to make rental payments, and ability to renew lease agreements, which in turn could adversely affect our financial condition, results of operations, cash flows, and our ability to make distributions to our stockholders.

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

We may not be able to borrow additional amounts through the issuance of unsecured bonds or under our unsecured senior line of credit or commercial paper program.

There is no assurance that we will be able to continue to access the unsecured bond market on favorable terms. Our ability to borrow additional amounts through the issuance of unsecured bonds may be negatively impacted by periods of illiquidity in the bond market.

Aggregate borrowings under our unsecured senior line of credit require compliance with certain financial and non-financial covenants. Borrowings under our unsecured senior line of credit are funded by a group of banks. Our ability to borrow additional amounts under our unsecured senior line of credit and commercial paper program may be negatively impacted by a decrease in cash flows from our properties, a default or cross-default under our unsecured senior line of credit and commercial paper program, non-compliance with one or more loan covenants associated with our unsecured senior line of credit, and non-performance or failure of one or more lenders under our unsecured senior line of credit. In addition, we may not be able to refinance or repay outstanding borrowings on our unsecured senior line of credit or commercial paper program.

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

Our unsecured senior line of credit bears interest at variable rates, and we may incur additional variable-rate debt in the future. Additionally, amounts issued under our commercial paper program typically mature in less than 30 days and no later than 397 days from the date of issuance, and would require repayment or refinancing upon maturity. Increases in market interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt. Additionally, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Accordingly, these increases could adversely affect our financial condition and our ability to make distributions to our stockholders.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

From time to time, we may enter into interest rate hedge agreements to manage some of our exposure to interest rate volatility. Interest rate hedge agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates. These risk factors may lead to failure to hedge effectively against changes in interest rates and therefore could adversely affect our results of operations. As of December 31, 2019, we had no interest rate hedge agreements outstanding.

Our unsecured senior line of credit restricts our ability to engage in some business activities.

Our unsecured senior line of credit contains customary negative covenants and other financial and operating covenants that, among other things:

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

If our properties do not generate revenues sufficient to cover our operating expenses, including our debt service obligations and capital expenditures, we may have to borrow additional amounts to cover fixed costs and cash flow needs. This could adversely affect our ability to make distributions to our stockholders. Factors that could adversely affect the revenues we generate from, and the values of, our properties include:

•	National, local, and worldwide economic and political conditions;

•	Competition from other properties;

•	Changes in the life science, technology, and agtech industries;

•	Real estate conditions in our target markets;

•	Our ability to collect rent payments;

•	The availability of financing;

•	Changes to the financial and banking industries;

•	Changes in interest rate levels;

•	Vacancies at our properties and our ability to re-lease space;

•	Changes in tax or other regulatory laws;

•	The costs of compliance with government regulation;

•	The lack of liquidity of real estate investments; and

•	Increases in operating costs.

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

The price per share of our stock may fluctuate significantly.

The market price per share of our common stock may fluctuate significantly in response to many factors, including, but not limited to:

•	The availability and cost of debt and/or equity capital;

•	The condition of our balance sheet;

•	Actual or anticipated capital requirements;

•	The condition of the financial and banking industries;

•	Actual or anticipated variations in our quarterly operating results or dividends;

•	The amount and timing of debt maturities and other contractual obligations;

•	Changes in our net income, funds from operations, or guidance;

•	The publication of research reports and articles about us, our tenants, the real estate industry, or the life science, technology, and agtech industries;

•	The general reputation of REITs and the attractiveness of their equity securities in comparison to other debt or equity securities (including securities issued by other real estate-based companies);

•	General stock and bond market conditions, including changes in interest rates on fixed-income securities, that may lead prospective stockholders to demand a higher annual yield from future dividends;

•	Fluctuations from general market volatility;

•	Changes in our analyst ratings;

•	Changes in our corporate credit rating or credit ratings of our debt or other securities;

•	Changes in market valuations of similar companies;

•	Adverse market reaction to any additional debt we incur in the future;

•	Additions, departures, or other announcements regarding our key management personnel;

•	Actions by institutional stockholders;

•	Speculation in the press or investment community;

•
Terrorist activity adversely affecting the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending;

•	Government regulatory action and changes in tax laws;

•	Fiscal policies or inaction at the U.S. federal government level that may lead to federal government shutdowns or negative impacts on the U.S. economy;

•	Global market factors adversely affecting the U.S. economic and political environment;

•	The realization of any of the other risk factors included in this annual report on Form 10-K; and

•	General market and economic conditions.

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

We have three operating properties in Canada and one operating property in China. Acquisition, development, redevelopment, ownership, and operating activities outside the U.S. involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:

•	Adverse effects of changes in exchange rates for foreign currencies;

•	Challenges and/or taxation with respect to the repatriation of foreign earnings or repatriation of proceeds from the sale of one or more of our foreign investments;

•	Changes in foreign political, regulatory, and economic conditions, including nationally, regionally, and locally;

•	Challenges in managing international operations;

•	Challenges in hiring or retaining key management personnel;

•	Challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment, and legal proceedings;

•	Differences in lending practices;

•	Differences in languages, cultures, and time zones;

•	Changes in applicable laws and regulations in the U.S. that affect foreign operations;

•	Challenges in managing foreign relations and trade disputes that adversely affect U.S. and foreign operations;

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

We hold equity investments in certain publicly traded companies, limited partnerships, and privately held entities primarily involved in the life science, technology, and agtech industries. The valuation of these investments is affected by many external factors beyond our control, including, but not limited to, market prices, market conditions, the effect of healthcare reform legislation, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, and new collaborative agreements. In addition, partial or complete future government shutdowns that may result in temporary closures of agencies such as the Food and Drug Administration (“FDA”) and SEC may adversely affect the processing of initial public offerings, business operations, financial results, and funding for projects of the companies in which we hold equity investments. Unfavorable developments with respect to any of these factors may have an adverse impact on the valuation of our equity investments.

Market and other external factors may negatively impact the liquidity of our equity investments.

We make and hold investments in privately held life science, technology, and agtech companies. These investments may be illiquid, which could impede our ability to realize the value at which these investments are carried if we are required to dispose of them. The lack of liquidity of these investments may make it difficult for us to sell these investments on a timely basis and may impair the value of these investments. If we are required to liquidate all or a portion of these investments quickly, we may realize significantly less than the amounts at which we had previously valued these investments.

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

We have obtained earthquake insurance for our properties that are located in the vicinity of active earthquake zones in an amount and with deductibles we believe are commercially reasonable. However, a significant portion of our real estate portfolio is located in seismically active regions, including San Francisco, San Diego, and Seattle, and a damaging earthquake in any of these regions could significantly impact multiple properties. As a result, the amount of our earthquake insurance coverage may be insufficient to cover our losses, and aggregate deductible amounts may be material, which could adversely affect our business, financial condition, results of operations, and cash flows. We also carry environmental insurance and title insurance policies for our properties. We generally obtain title insurance policies when we acquire a property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.

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

We depend upon the services and contributions of relatively few senior officers. The loss of services or contributions of any one of them may adversely affect our business, financial condition, and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of office/laboratory and tech office properties and with major tenants in the life science, technology, and agtech industries. We cannot assure our stockholders that our senior officers will remain employed with us.

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

From time to time, we dispose of properties in transactions qualified as Section 1031 Exchanges. If a transaction intended to qualify as a Section 1031 Exchange is later determined by the IRS to be taxable or if we are unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange or if the laws surrounding Section 1031 Exchanges are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis. In such a case, our earnings and profits and our taxable income would increase, which could increase the dividend income and reduce the return of capital to our stockholders. As a result, we may be required to pay additional dividends to stockholders, or if we do not pay additional dividends, our corporate income tax liability could increase and we may be subject to interest and penalties.

We may not be able to participate in certain sales that the IRS characterizes as “prohibited transactions.” The tax imposed on REITs engaging in prohibited transactions is a 100% tax on net income from the transaction. Whether or not the transaction is characterized as a prohibited transaction is a factual matter. Generally, prohibited transactions are sales or other dispositions of property, other than foreclosures, characterized as held primarily for sale to customers in the ordinary course of business. However, a sale will not be considered a prohibited transaction if it meets certain safe harbor requirements. Although we do not intend to participate in prohibited transactions, there is no guarantee that the IRS would agree with our characterization of our properties or that we will meet the safe harbor requirements.

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

We rely on a limited number of vendors to provide key services, including, but not limited to, utilities and construction services, at certain of our properties. Our business and property operations may be adversely affected if key vendors fail to adequately provide key services at our properties as a result of natural disasters (such as fires, floods, earthquakes, etc.), power interruptions, bankruptcies, war, acts of terrorism, public health emergencies, cyber attacks, or other unanticipated catastrophic events. If a vendor encounters financial difficulty such as bankruptcy or other events beyond our control that cause it to fail to adequately provide utilities, construction, or other important services, we may experience significant interruptions in service and disruptions to business operations at our properties, incur remediation costs, and become subject to claims and damages to our reputation.

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

On January 29, 2019, in response to potential liabilities arising from a series of catastrophic wildfires that occurred in Northern California in 2017 and 2018, PG&E Corporation and its regulated utility subsidiary, Pacific Gas and Electric Company (together, “PG&E”), initiated voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. An examination conducted by the California state fire investigators identified numerous violations by PG&E of state rules for maintaining electric lines and specific problems with upkeep of the transmission line that started the 2018 Camp Fire, the deadliest in California history. On December 17, 2019, the court approved PG&E’s $13.5 billion settlement with victims of fires linked to its equipment and $11 billion settlement with insurance creditors, among other settlements. In addition, in December 2019, PG&E and the California Public Utilities Commission, PG&E’s regulator, reached a settlement, under the terms of which PG&E must improve the safety of its electric system by investing in safety upgrades, expanding oversight of its tree-trimming efforts, employing a wildfire safety auditor, evaluating the causes of the fires, and resolving PG&E’s other outstanding issues with the California Public Utilities Commission.

However, PG&E’s bankruptcy plan still faces opposition from California’s Governor, who wants to see a restructured company with a new board of directors that would prioritize safety. PG&E needs the governor’s approval to participate in the California wildfire fund designed to help the state’s utilities that operate safely against rising wildfire risks to cover their liabilities in the event of future fires.

PG&E is the primary public utility company providing electrical and gas service to residential and commercial customers in northern California, including the San Francisco Bay Area. Most of our properties located in our San Francisco market depend on

PG&E for the delivery of these essential services. PG&E has stated that it does not expect any impact to electric or natural gas service for its customers as a result of the Chapter 11 proceedings. While PG&E expects to continue to provide electric and natural gas utilities services during the Chapter 11 process, there is no guarantee that PG&E will be able to sustain safe operations and continue to provide consistent utilities services. During periods of high winds and high fire danger, PG&E has preemptively shut off power to areas of Central and Northern California. The shut-offs were designed to help guard against fires ignited in areas with high winds and dry conditions. PG&E has warned that it may have to employ shut-offs while the utility company addresses maintenance issues. Future shut-offs of power may impact the reliability of access to a stable power supply at our properties and, in turn, adversely impact our tenants’ businesses. In addition, there is no guarantee that PG&E’s safety measures mandated by regulators will be timely and sufficient to prevent future catastrophic wildfires. While bankruptcies of utilities as large and complex as PG&E are relatively infrequent, based on the experience in other large utility bankruptcy proceedings (including PG&E’s own previous Chapter 11 proceedings in 2001-2004) and the course of Chapter 11 practice generally, we currently consider it unlikely that utility service disruptions will occur as a result of the PG&E bankruptcy proceedings. However, in the unexpected event that such service disruptions were to occur at our properties in connection with the bankruptcy proceedings and continue for an extended period, they could result in adverse consequences to us similar to those described earlier in this risk factor.

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

Poor economic conditions in our markets could adversely affect our business.

Our properties are primarily located in the following markets:

•	Greater Boston;

•	San Francisco;

•	New York City;

•	San Diego;

•	Seattle;

•	Maryland; and

•	Research Triangle.

As a result of our geographic concentration, we depend upon the local economic and real estate conditions in these markets. We are therefore subject to increased exposure (positive or negative) to economic, tax, and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in any of these markets. An economic downturn in any of these markets could adversely affect our operations and our ability to make distributions to our stockholders. We cannot assure our stockholders that these markets will continue to grow or remain favorable to the life science, technology, and agtech industries.

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

We are dependent on the life science, technology, and agtech industries, and changes within these industries may adversely impact our revenues from lease payments and our results of operations.

In general, our business strategy is to invest primarily in properties used by tenants in the life science, technology, and agtech industries. Our business could be adversely affected if the life science, technology, and agtech industries are impacted by an economic, financial, or banking crisis, or if the life science, technology, and agtech industries migrate from the U.S. to other countries. Because of our industry focus, events within these industries may have a more pronounced effect on our results of operations and ability to make distributions to our stockholders than if we had more diversified investments. Also, some of our properties may be better suited for a particular life science, technology, or agtech tenant and could require significant modification before we are able to re-lease space to another tenant. Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for office/laboratory and tech office space at the time the leases are negotiated and the increases are proposed.

It is common for businesses in the life science, technology, and agtech industries to undergo mergers or consolidations. Mergers or consolidations of life science, technology, and agtech entities in the future could reduce the RSF requirements of our tenants and prospective tenants, which may adversely impact the demand for office/laboratory and tech office space and our future revenue from lease payments and our results of operations.

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

Our tenant base includes entities in the pharmaceutical, biotechnology, medical device, life science, technology, agtech, and related industries; academic institutions; government institutions; and private foundations. Our tenants base their research and development budgets on several factors, including the need to develop new products, the availability of government and other funding, competition, and the general availability of resources.

Research and development budgets fluctuate due to changes in available resources, research priorities, general economic conditions, institutional and government budgetary limitations, and mergers and consolidations of entities. Our business could be adversely impacted by a significant decrease in research and development expenditures by either our tenants or the life science, technology, and agtech industries.

Our tenants also include research institutions whose funding is largely dependent on grants from government agencies, such as the National Institutes of Health (the “NIH”), the National Science Foundation, and similar agencies or organizations. U.S. government funding of research and development is subject to the political process, which is often unpredictable. Other programs, such as Homeland Security or defense, could be viewed by the government as higher priorities. Additionally, proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other U.S. government agencies that fund research and development activities. Additionally, the inability of the U.S. Congress to enact a budget for a fiscal year or the occurrence of partial or complete U.S. federal government shutdowns may result in temporary closures of agencies such as the Food and Drug Administration (the “FDA”) or NIH, which could adversely affect business operations of our tenants who are dependent on government approvals and appropriations. Any shift away from funding of research and development or delays surrounding the approval of government budget proposals may adversely impact our tenants’ operations, which in turn may impact their demand for office/laboratory and tech office space and their ability to make lease payments to us and thus adversely impact our results of operations.

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

Our agtech industry tenants are subject to a number of risks unique to their industry, including (i) governmental policies affecting the agricultural industry, (ii) seasonality in business, (iii) unavailability of transportation mechanisms for carrying products and raw materials, (iv) changes in costs or constraints on supplies or energy used in operations, (v) strikes or labor slowdowns or labor contract negotiations, and (vi) rapid technological changes in agriculture. These risks may adversely affect their ability to make rental payments to us or satisfy their other lease obligations, which in turn may materially adversely affect our business, results of operations, financial condition, and stock price.

Uncertain regulatory environment

•
Laws and regulations governing the Internet, e-commerce, electronic devices, and other services and products developed by the agtech industry are evolving. Existing and future laws and regulations and the halting of operations at certain agencies resulting from partial or complete U.S. federal government shutdowns may impede the growth of our agtech industry tenants. These laws and regulations may cover, among other areas, taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, business licensing, and consumer protection.

Seasonality in business

•	Our agtech tenants businesses may fluctuate from time to time due to seasonal weather conditions and other factors out of their control, affecting products and services our agtech tenants’ offer.

Unavailability of transportation mechanisms for carrying products and raw materials

•
Some of our agtech tenants’ businesses depend on transportation services to deliver their products or to deliver raw materials to their clients. If transportation providers are unavailable or fail to deliver our agtech tenant’s products in a timely manner, they may be able to manufacture and deliver their services and products on a timely basis.

Changes in costs or constraints on supplies or energy used in operations

•	Similarly, if fuel or other energy prices increase, it may increase transportation costs, which could affect our agtech tenants’ businesses.

Strikes or labor slowdowns or labor contract negotiations

•
Our agtech tenants may face labor strikes, work slowdowns, labor contract negotiations or other job actions from their employees or third party contractors. In the event of a strike, work slowdown or other similar labor unrest, our tenants may not have the ability to adequately staff their businesses, which could have an adverse effect on their operations and revenue.

Rapid technological changes

•
The agtech industry is characterized by frequent new product and service introductions, and the emergence of new industry standards and practices. A failure to respond in a timely manner to these market conditions could materially impair the operations of our agtech industry tenants.

•
Technological advances in agriculture could decrease the demand for crop nutrients, energy and other crop input products and services our tenants provide. Genetically engineered crops that resist disease and insects could affect the demand for certain of our tenant’s products. Demand for fuel could decline as technology allows for more efficient usage of equipment.

We cannot assure our stockholders that our agtech industry tenants will be able to develop, make, market, or sell their products and services due to the risks inherent in the agtech industry. Any agtech industry tenant that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making rental payments to us or satisfying their other lease obligations to us. Such risks may also decrease the credit quality of our agtech industry tenants or cause us to expend more funds and resources on the space leased by these tenants than we originally anticipated. The increased burden on our resources due to adverse developments relating to our agtech industry tenants may cause us to achieve lower-than-expected yields on the space leased by these tenants. Unfavorable news relating to our more significant agtech industry tenants may also adversely impact our stock price.

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

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. The U.S. Congress has authority to raise or suspend the debt ceiling and to approve the funding of U.S. federal government operations within the debt ceiling, and has done both frequently in the past, often on a relatively short-term basis. Following a three-day partial shutdown of the U.S. federal government in January 2018, the U.S. Congress extended the government funding deadline to February 8, 2018. On February 9, 2018, the U.S. President signed the Bipartisan Budget Act of 2018, which temporarily suspended the statutory debt limit through March 1, 2019. A debt limit was reimposed on March 2, 2019, and on July 22, 2019, congressional leaders passed a two-year deal to raise the U.S. borrowing limit, which reduced the threat of default and significantly raised federal spending limits. Absent appropriate action to mitigate increasing government spending and provide fiscal discipline, the U.S. federal government may encounter similar issues that result in a partial or complete shut down and/or default of its existing loans as a result of reaching the debt ceiling. If effective legislation to manage the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by the U.S. Congress to raise the debt limit to the extent necessary in future fiscal years would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the credit rating of the U.S. federal government, and the risk of other economic dislocations. If the U.S. government fails to complete its budget process, another federal government shutdown may result. Such a failure, or the perceived risk of such a failure could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world.

An inability of the U.S. federal government to manage its fiscal matters, reduce the duration and scope of sequestration, or manage its debt may result in the loss of economic confidence domestically and globally, reduce investment spending, increase borrowing costs, impact availability and cost of capital, and significantly hinder or reduce economic activity. Furthermore, a failure by the U.S. federal government to enact appropriate fiscal legislation may significantly impact the national and global economic and financial environment and affect our business and the businesses of our tenants. In December 2018, the U.S. Congress failed to enact a budget for the upcoming fiscal year’s government operations and the U.S. President rejected a stopgap funding bill to fund the government into early 2019, which resulted in a partial government shutdown that began on December 22, 2018 through January 25, 2019. The shutdown affected certain key agencies at the federal government level, including the FDA and the SEC, resulting in partial closures of operations. The shutdown ended on January 25, 2019, when the U.S. President signed a bill to temporarily reopen the government through February 15, 2019, after which Congress passed an appropriations bill to fund the government through September 30, 2019. In September, 2019, the Senate passed a temporary government-wide bill to provide funding through November 21, 2019. Subsequently, further temporary funding was extended through December 20, 2019, and in December 2019, the Senate passed two appropriations measures to provide funding for the 2020 fiscal year. It is unclear whether the U.S. federal government will fail to enact a budget in future fiscal years, and if so, it is possible another partial government shutdown may occur.

The shutdown in early 2019 had affected certain key agencies at the federal government level, including the SEC, which closed partial non-essential operations. The SEC operated limited functions to address emergency situations involving market integrity and investor protection. However, the SEC suspended key functions, such as those related to enforcement actions and review of applications for initial public offerings. Future closures of the SEC could result in uncertainty regarding regulatory actions, issuance of new or clarifications of existing rules and regulations, disruptions in the initial public offerings of companies, including those of our tenants and companies in which we hold equity investments, and investigations and enforcement actions by the SEC. During this period, the FDA and certain other science agencies temporarily shut down select non-essential operations. Also during this period, the FDA maintained only operations deemed to be essential public health-related functions and halted the acceptance of new medical product applications and routine regulatory and compliance work for medical products and certain drugs and foods during the shutdown. The long-term impacts resulting from a prolonged closure of the SEC, FDA, and other similar agencies are uncertain and may adversely affect our business operations or our tenants and companies in which we hold equity investments. If economic conditions severely deteriorate as a result of government fiscal gridlock, our operations, or those of our tenants, could be affected, which may adversely impact our financial condition and results of operations. These risks may also impact our overall liquidity, our borrowing costs, or the market price of our common stock.

Monetary policy actions by the U.S. Federal Reserve could adversely impact our financial condition and our ability to make distributions to our stockholders.

During 2017-2018, the U.S. Federal Reserve gradually increased the target range for the federal funds rate. In December 2017, the U.S. Federal Reserve increased the federal funds rate to a range from 1.25% to 1.50%. During each quarter of 2018, the rate was increased by 25 bps per quarter. As of December 31, 2018, the federal funds rate was set at a range from 2.25% to 2.50%. As of December 31, 2019, after a series of rate cuts during 2019, the federal funds rate was set at a range from 1.50% to 1.75%. The U.S. Federal Reserve has not indicated any intention to continue to cut the federal funds rate. Should the U.S. Federal Reserve raise the rate in the future, this will likely result in an increase in market interest rates, which may increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

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

The Tax Reform Legislation was a far-reaching and complex revision to the existing U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries and will continue to require rulemaking and interpretation in a number of areas. As a result, the long-term impact of the Tax Reform Legislation on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted. Furthermore, the Tax Reform Legislation may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Reform Legislation may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Reform Legislation will not negatively impact our operating results, financial condition, and future business operations.

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

U.S. government tenants are subject to government funding. If one or more of our U.S. government tenants fail to receive anticipated appropriations, we may not be able to collect rental amounts due to us. A significant reduction in federal government spending, particularly a sudden decrease due to the recent tax reform or to a sequestration process, which has occurred in recent years, could also adversely affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. In addition, recent budgetary pressures have resulted in, and may continue to result in, reduced allocations to government agencies that fund research and development activities, such as the NIH. For example, the NIH budget has been, and may continue to be, significantly impacted by the sequestration provisions of the Budget Control Act of 2011, which became effective on March 1, 2013. Past proposals to reduce budget deficits have included reduced NIH and other research and development budgets. Any shift away from the funding of research and development or delays surrounding the approval of government budget proposals may cause our tenants to default on rental payments or delay or forgo leasing our rental space, which could adversely affect our business, financial condition, or results of operations. Additionally, the inability of the U.S. Congress to enact a budget for a fiscal year or the occurrence of partial or complete U.S. federal government shutdowns could adversely impact demand for our services by limiting federal funding available to our tenants and their customers. In addition, defaults under leases with U.S. government tenants are governed by federal statute and not by state eviction or rent deficiency laws. As of December 31, 2019, leases with U.S. government tenants at our properties accounted for approximately 1.3% of our aggregate annual rental revenue in effect as of December 31, 2019.

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

In December 2018, the U.S. Congress failed to enact a budget for the upcoming fiscal year’s government operations and the U.S. President rejected a stopgap funding bill to fund the government into early 2019, which resulted in a partial government shutdown that took place from December 22, 2018 through January 25, 2019. During this period, the FDA and certain other science agencies temporarily shut down select non-essential operations. The FDA maintained only operations deemed to be essential public health-related functions and halted the acceptance of new medical product applications and routine regulatory and compliance work for medical products and certain drugs and foods during the shutdown. The shutdown ended on January 25, 2019, when the President signed a bill to temporarily reopen the government through February 15, 2019. After a series of stopgap bills passed to temporarily fund the government, Congress passed appropriations bills to provide funding for the 2020 fiscal year.

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

The Centers for Medicare & Medicaid Services (“CMS”) is the federal agency within the U.S. Department of Health and Human Services that administers the Medicare program and works in partnership with state governments to administer Medicaid. The Medicare Modernization Act of 2003 that went into effect on January 1, 2006 (which also made changes to the public Part C Medicare health plan program), explicitly prohibits government entities from directly negotiating drug prices with manufacturers. Recently, there has been significant public outcry against price increases viewed to be unfair and unwarranted. The U.S. President has endorsed having government programs such as Medicare bid and negotiate the price of drugs directly with drug companies.

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

Title VII of the Dodd-Frank Act regulates derivatives transactions, which include certain instruments that we use in our risk management activities. It remains impossible at this time to predict the full effects on our hedging activities of the derivatives-related provisions of the Dodd-Frank Act and rules of the Commodity Futures Trading Commission (“CFTC”) and SEC thereunder, or the timing of such effects. While the CFTC has implemented most of its derivatives-related regulations under the Dodd-Frank Act, it has not yet adopted all of those regulations, and it has proposed revisions to certain of its existing derivatives regulations. The impact of any future new or revised CFTC derivatives regulations, or new or revised CFTC interpretations of existing regulations, is unknown, but they could result in, among other things, increases in the costs to us of swaps and other derivatives contracts, and decreases in the number and/or creditworthiness of available hedge counterparties. Furthermore, at this time the SEC’s regulations for security-based swaps have generally not yet been implemented and their potential impact on our ability to hedge risks cannot yet be known.

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

What began initially in 2007 and 2008 as a “subprime” mortgage crisis turned into an extraordinary U.S. and worldwide structural economic and financial crisis, coupled with the rapid decline of the consumer economy. From 2008 through 2010, significant concerns over energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, and a declining real estate market in the U.S. contributed to increased volatility, diminished expectations for the economy and the markets, and high levels of structural unemployment by historical standards. These factors, combined with volatile oil prices and fluctuating business and consumer confidence, precipitated a steep economic decline. Since 2011, the U.S. economy showed significant signs of improvement, but other economies around the world, including Latin America, continue to demonstrate sluggish, stagnant, or slowing growth. Further, severe financial and structural strains on the banking and financial systems have led to significant lack of trust and confidence in the global credit and financial system. Consumers and money managers have liquidated and may liquidate equity investments, and consumers and banks have held and may hold cash and other lower-risk investments, which has resulted in significant and, in some cases, catastrophic declines in the equity capitalization of companies and failures of financial institutions. Although U.S. bank earnings and liquidity are on the rebound, the potential of significant future bank credit losses creates uncertainty for the lending outlook.

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

Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011, which was affirmed in June 2018. Although Standard & Poor’s Ratings Services maintains a stable outlook on the U.S. credit rating, further fiscal impasses within the federal government may result in future downgrades. Further, Moody’s Investor Services, Inc. and Fitch Ratings Inc. each maintain a stable outlook on the U.S. credit rating but have warned that they may downgrade the federal government’s credit rating under certain circumstances. The impact of any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions.

In addition, certain European nations experienced in the recent past varying degrees of financial stress, including Greece, Ireland, Italy, Portugal, and Spain. Although these economies are continuing to recover or have already gone through a gradual recovery, we do not know whether the economic growth will be slowed by the United Kingdom (“U.K.”) leaving the EU or whether the prior sovereign financial difficulties within the EU governments will reemerge with a higher degree of negative impact to the financial markets. Market concerns over the direct and indirect exposure of European banks and insurers to these EU peripheral nations have resulted in a widening of credit spreads and increased costs of funding for some EU financial institutions. There can be no assurance that government or other measures to aid economic recovery will be effective.

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

During 2018-2019, global growth weakened, trade tensions heightened, and several developing economies, most notably Argentina and Turkey, experienced financial trouble, soaring inflation and interest rates, and a significant depreciation of local currencies. Economies of developing countries like Venezuela remain in a long-term crisis with current political turmoil exacerbating their economic problems and rendering a bleak near-term outlook. Policies of advanced economies have a profound effect on emerging markets and ramifications of any trade war involving an advanced economy, like of that between the U.S. and China, could further contribute to the adverse economic and political conditions of emerging and other developed economies. In addition, there are ongoing security concerns about North Korea and Iran’s nuclear weapons and ballistic missile capabilities, uncertainty regarding North Korea and Iran’s actions, their relations with the U.S. and the international community in general, which have created a global security issue that may adversely affect international business and economic conditions.

During 2018-2019, disputes on trade policy between the U.S. and China resulted in increased tariffs and escalating tensions between the two countries. On January 15, 2020, the two parties signed a trade deal representing the first phase of trade negotiations between the two countries. The agreement reduces certain existing tariffs, obligates China to purchase additional products from the U.S. during the next two years, and provides for stronger protection of American intellectual property and trade secrets. It is unclear whether both parties will honor the stipulations of the agreement or if future disputes will occur. Future trade disputes may result in the imposition of further tariffs or other retaliatory actions that may affect us, the industry in which we operate, or that of our tenants and vendors.

Additionally, on January 3, 2020, the U.S. President authorized an airstrike against Iran to deter attacks against U.S. embassies, service members, or diplomats. The airstrike killed a top Iranian military general. In response, Iran’s foreign minister declared the strike as an act of international terrorism. On January 8, 2020, Iran launched ballistic missiles targeting two U.S. air bases located in Iraq. Following the attacks, the U.S. imposed new sanctions on Iran, targeting the construction, mining, manufacturing, and textiles sectors, which are key sectors of Iran’s economy, in an attempt to deny the Iranian government revenues derived from these activities. It is unclear how Iran will respond to the airstrike and resulting death of its military leader or to the newly imposed sanctions. If Iran carries out retaliatory actions against the U.S., the U.S. economy, safety, and lives of U.S. residents and businesses may be significantly impacted, resulting in financial volatility and social instability for those affected. This may include, but not be limited to, our company, tenants, employees, investors, and others located in affected communities in which we hold properties.

It is not possible to predict to what extent regional economic and political instability of emerging economies or trade conflicts may negatively impact other economies around the world, including the U.S. If these macroeconomic and political issues are not managed appropriately, they could lead to currency devaluation, sovereign debt increases, banking crises, and other financial and political turmoil and uncertainty. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

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

From time to time, we utilize interest rate hedge agreements to manage a portion of our exposure to variable interest rates. Historically, our interest rate hedge agreements primarily related to our borrowings with variable interest rates based on LIBOR. Beginning in 2008, concerns were raised that some of the member banks surveyed by the BBA in connection with the calculation of daily LIBOR across a range of maturities and currencies may have underreported, overreported, or otherwise manipulated the interbank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that might have resulted from reporting interbank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations have been instigated by regulators and government authorities in various jurisdictions. Other member banks may also enter into such settlements with, or have proceedings brought by, their regulators or law enforcement agencies in the future. If manipulation of LIBOR occurred, it may have resulted in LIBOR having been artificially lower (or higher) than it would otherwise have been. Any such manipulation could have occurred over a substantial period of time.

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

Since 2012, we have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•
We have proactively reduced outstanding LIBOR-based borrowings under our unsecured senior bank term loans and secured construction loans through repayments. From January 2017 to December 2018, we retired approximately $942.0 million of such debt.

•	During the year ended December 31, 2019, we further reduced our exposure to LIBOR as follows:

•	Repaid the $350.0 million balance and extinguished our unsecured senior bank term loan.

•
Terminated our LIBOR-based interest rate hedge agreements aggregating $350.0 million in conjunction with the extinguishment of our unsecured senior bank term loan. As a result, we had no outstanding interest rate hedge agreements as of December 31, 2019.

•	Fully repaid outstanding balances aggregating $193.1 million under our LIBOR-based construction loans.

•
During the three months ended September 30, 2019, we established a commercial paper program, under which we have the ability to issue up to $750.0 million of commercial notes, bearing interest at short term fixed rates, with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subjected to LIBOR and will be used for funding short-term working capital needs. As of December 31, 2019, we had no borrowings outstanding under our commercial paper program.

•
We continue to prudently manage outstanding borrowings under our unsecured senior line of credit, which represented less than 6% of our total debt balance outstanding as of December 31, 2019. Excluding LIBOR-based debt held by our unconsolidated joint ventures, borrowings under our unsecured senior line of credit represented our only LIBOR-based debt outstanding as of December 31, 2019.

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

Since approving the Basel III Standards, U.S. regulators also issued rules that impose upon the most systemically significant banking organizations in the U.S. supplementary leverage ratio standards (the “SLR Standards”) more stringent than those of the Basel III Standards. In addition, the Federal Reserve Board has adopted a final rule that establishes a methodology to identify whether a U.S. bank holding company is a global systemically important banking organization (“GSIB”). Any firm identified as a GSIB would be subject to a risk-based capital surcharge that is calibrated based on its systemic risk profile. Under the final rule, the capital surcharge began phasing in on January 1, 2016, and became fully effective on January 1, 2019.

On September 3, 2014, U.S. banking regulators issued a final rule to implement the Basel Committee’s liquidity coverage ratio (the “LCR”) in the U.S. (the “LCR Final Rule”). The LCR is intended to promote the short-term resilience of internationally active banking organizations to improve the banking industry’s ability to absorb shocks arising from idiosyncratic or market stress, and to improve the measurement and management of liquidity risk. The LCR Final Rule contains requirements that are in certain respects more stringent than the Basel Committee’s LCR. The LCR measures an institution’s high-quality liquid assets against its net cash outflows. Under the LCR Final Rule, the LCR transition period occurred from 2015 through 2017.

U.S. regulators have also issued and proposed rules that impose additional restrictions on the business activities of financial institutions, including their trading and investment activities. For example, with effect in April 2014, U.S. regulators adopted a final rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally restricts certain U.S. and foreign financial institutions from engaging in proprietary trading and from investing in sponsoring or having certain relationships with “covered funds,” which include private equity funds and hedge funds. Amendments effective in January 2020 have provided a certain level of regulatory relief, particularly pertaining to proprietary trading restrictions, by tailoring the Volker Rule’s application, simplifying certain standards and requirements, and reducing compliance burden. Additional amendments related to “covered funds” are expected. The effects of the Volcker Rule are uncertain, but it is in any event likely to curtail various banking activities, which in turn could result in uncertainties in the financial markets.

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

Significant developments stemming from the recent U.S. presidential election, outcomes from impeachment procedures, or the U.K.’s referendum on membership in the EU could have a material adverse effect on us.

During his administration, President Trump has expressed apprehension toward existing trade agreements, such as the North American Free Trade Agreement (“NAFTA”), and has imposed significant increases on tariffs on goods imported into the U.S., particularly from China, Mexico, and Canada. The U.S., Mexico, and Canada negotiated and reached an agreement for a new United States-Mexico-Canada Agreement (“USMCA”), which replaces NAFTA and, as of the date of this report, is signed but not yet ratified. Mr. Trump has also spearheaded significant efforts to repeal and replace the Affordable Care Act, and government negotiation/regulation of drug prices paid by government programs.

On December 18, 2019, the U.S. House of Representatives voted on and passed two articles of impeachment against President Trump for abuse of power and obstruction of Congress relating to the President’s effort to solicit Ukraine’s interference in the 2020 election while withholding military aid. Senate impeachment proceedings are ongoing, during which the Senate will determine whether or not to convict President Trump and remove him from office. It is unclear what the length, outcome, and effects of the trial will be, or how the proceedings will impact the U.S. economy, political environment, and upcoming U.S. presidential election in 2020. Any changes in U.S. social, political, regulatory and economic conditions or laws and policies governing the health care system and drug prices, foreign trade, manufacturing, and development and investment in the territories and countries where we or our tenants operate could adversely affect our operating results and our business.

Additionally, on June 23, 2016, the U.K. held a referendum and voted in favor of leaving the EU (known as “Brexit”). The U.K. government initiated the official EU withdrawal process on March 29, 2017, and the exit from the EU was expected to occur by the end of March 2019. However, the withdrawal was extended several times due to deadlock in negotiations. On January 29, 2020, the U.K. Parliament approved a withdrawal agreement submitted on January 22, 2020, and the U.K. officially withdrew from the EU on January 31, 2020. There is a transition period through December 2020, with an option to extend an additional one to two years, to allow for businesses and individuals to adjust to its changes, during which all EU regulations will continue to apply to the U.K. Trade negotiations are expected to begin in early March 2020, but the nature of the economic relationship between the EU and U.K. remains uncertain, and there is no guarantee that both parties will be able to reach an agreement before the transition period expires. This Brexit decision has created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the U.K. referendum. In addition, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the EU, may adversely affect our operating results and our tenants’ businesses.

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

In the commercial real estate sector in which we operate, the uncertainties posed by various initiatives of accounting standard-setting authorities to fundamentally rewrite major bodies of accounting literature constitute a significant source of uncertainty as to the basic rules of business engagement. Changes in accounting standards and requirements, including the potential requirement that U.S. public companies prepare financial statements in accordance with international accounting standards and the adoption of accounting standards likely to require the increased use of “fair value” measures, may have a significant effect on our financial results and on the results of our tenants, which would in turn have a secondary impact on us. New accounting pronouncements and interpretations of existing pronouncements are likely to continue to occur at an accelerated pace as a result of recent Congressional and regulatory actions and continuing efforts by the accounting profession itself to reform and modernize its principles and procedures.

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

We face possible risks and costs associated with the effects of climate change and severe weather.

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. For example, most of our properties are located along the east and west coasts of the U.S. To the extent that climate change impacts changes in weather patterns, our markets could experience severe weather, including hurricanes, severe winter storms, and coastal flooding due to increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for space at our properties, delays in construction, resulting in increased construction costs, or in our inability to operate the buildings at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the cost of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties.

Although Congress has not yet enacted comprehensive federal legislation to address climate change, numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. For example, in July 2019, the Climate Leadership and Community Protection Act was signed into law in New York, establishing a statewide framework to reduce net greenhouse gas emissions to zero by 2050. Also, in May 2019, New York City enacted the Climate Mobilization Act aimed at reducing greenhouse gas emissions and will apply to commercial and residential buildings. In September 2018, SB 100 was signed into law in California, accelerating the state’s renewable portfolio standard target dates, and setting a policy of meeting 100% of retail sales from eligible renewables and zero-carbon resources by December 31, 2045. Changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income.

There can be no assurance that climate change and severe weather will not have a material adverse effect on our properties, operations, or business.

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

Environmental, health, or safety matters are subject to evolving regulatory requirements. Costs and capital expenditures relating to the evolving requirements depend on the timing of the promulgation and enforcement of new standards. As discussed in the immediately preceding risk factor, due to concern over the risks of climate change, a more restrictive regulatory framework to reduce greenhouse gas pollution might be implemented, including the adoption of carbon taxes, restrictive permitting, and increased efficiency standards. These requirements could make our operations more expensive and lengthen our project times. The costs of complying with evolving regulatory requirements, including greenhouse gas regulations and policies, could negatively impact our financial results. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require modifications to our facilities. Accordingly, environmental, health, or safety regulatory matters could result in significant unanticipated costs or liabilities and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and the market price of our common stock.

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

We may invest or spend the net proceeds from the offering of our unsecured senior notes payable due in January 2024 and April 2026 in ways with which investors may not agree and in ways that may not earn a profit.

The net proceeds from the offering of our unsecured senior notes payable due in January 2024 and our unsecured senior notes payable due in April 2026 (collectively “the Green Bonds”) will be used to fund, in whole or in part, Eligible Green Projects (as defined below), including the development and redevelopment of such projects. The net proceeds from this offering were initially used to reduce the outstanding balance on our unsecured senior line of credit. We then allocated the funds to recently completed and future Eligible Green Projects.

There can be no assurance that the projects funded with the proceeds from the Green Bonds will meet investor criteria and expectations regarding environmental impact and sustainability performance. In particular, no assurance is given that the use of such proceeds for any Eligible Green Projects will satisfy, whether in whole or in part, any present or future investor expectations or requirements as regards to any investment criteria or guidelines with which such investor or its investments are required to comply, whether by any present or future applicable law or regulations or by its own bylaws or other governing rules or investment portfolio mandates (in particular with regard to any direct or indirect environmental, sustainability, or social impact of any projects or uses, the subject of or related to, the relevant Eligible Green Projects). Adverse environmental or social impacts may occur during the design, construction, and operation of the projects, or the projects may become controversial or criticized by activist groups or other stakeholders. In addition, although we will limit the use of proceeds from the Green Bonds to Eligible Green Projects, there can be no assurance that one or more development, redevelopment, and tenant improvement projects that we expect will receive a LEED certification will actually receive such certification.

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

Eligible Green Projects include projects with disbursements made in the three years preceding the applicable issue date of the Green Bonds. We intend to spend the remaining net proceeds from the sale of the Green Bonds within two years following the applicable issue date of the Green Bonds. LEED is a voluntary, third party building certification process developed by the U.S. Green Building Council (‘‘USGBC’’), a non-profit organization. The USGBC developed the LEED certification process to (i) evaluate the environmental performance from a whole-building perspective over a building’s life cycle, (ii) provide a definitive standard for what constitutes a ‘‘green building,’’ (iii) enhance environmental awareness among architects and building contractors, and (iv) encourage the design and construction of energy-efficient, water-conserving buildings that use sustainable or green resources and materials.

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

In addition, the new accounting updates could make leasing/re-leasing of our space less attractive to our potential and current tenants, which could reduce overall occupancy of our properties. Under the lease guidance effective prior to January 1, 2019, our tenants did not reflect operating leases with us as a liability on their balance sheets, but only provided a disclosure of future minimum payments associated with the operating lease in the footnotes to their financial statements. The new lease standard requires that lessees record on their balance sheets their rights and obligations pertaining to operating leases with a term of over 12 months. Changes in lease accounting standards could potentially impact the structure and terms of future leases since our tenants may seek to limit lease terms to avoid recognizing lease obligations in their financial statements. The new rules may also make lease renewal options less attractive because, under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term. Shorter lease terms and a reduction in RSF leased may lead to reduction in occupancy rates and decline in rental revenue, which would have an adverse effect on our results of operations.

Furthermore, in January 2016, the FASB issued an ASU that amended the accounting for certain equity investments. The update became effective for us on January 1, 2018. The core principle of the ASU involves the measurement of equity investments at fair value and the recognition of changes in fair value of those investments during each reporting period in net income. Since adoption, this ASU increased the volatility of our earnings, and is expected to continue introducing volatility to our results of operations, as a result of the guidance requiring us to immediately recognize in net income (i) unrealized gains and losses on our equity investments and (ii) impairments deemed not to be other than temporary under the previous guidance. The increased volatility of our earnings could adversely affect investors and analysts’ ability to form reliable expectations of our future performance, which could negatively impact analysts’ “buy,” “sell,” or “hold” recommendations for our common stock. Therefore, our share price could be negatively affected by causes beyond our control.

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

Our unsecured senior notes payable contain financial covenants that are calculated based on GAAP at the date the instruments were issued. However, certain debt agreements, including those related to our unsecured senior line of credit, contain financial covenants whose calculations are based on current GAAP, which is subject to future changes. Our unsecured senior line of credit agreement provides that our financial debt covenants be renegotiated in good faith to preserve the original intent of the existing financial covenant when such covenant is affected by an accounting standard change. For those debt agreements that require the renegotiation of financial covenants upon changes in accounting standards, there is no assurance that we will be successful in such negotiations or that the renegotiated covenants will not be more restrictive to us.

Extreme weather, natural or other unforeseen disasters may cause property damage or disrupt operations, which could harm our business and operating results.

We have properties located in areas that may be subject to extreme weather and natural or other disasters, including, but not limited to, earthquakes, winds, floods, hurricanes, fires, power shortages, telecommunication failures, medical epidemics, explosions, or other natural or manmade accidents or incidents. Our headquarters and certain properties are located in areas of California that have historically been subject to earthquakes and wildfires. Such conditions and disastrous events may damage our properties, disrupt our operations, or adversely impact our tenants’ or third party vendors’ operations. These events may affect our ability to operate our business and have significant negative consequences on our financial and operating results. Damage caused by these events may result in costly repairs for damaged properties or equipment, delays in the development or redevelopment of our construction projects, or interruption of our daily business operations, which may result in increased costs and decreased revenues.

We maintain insurance coverage at levels that we believe are appropriate for our business. However, we cannot be certain that the amount of coverage will be adequate to satisfy damages or losses incurred in the event of another wildfire or other natural or manmade disaster, which may lead to a material adverse effect on our properties, operations, and our business, or those of our tenants.

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

A security incident may occur through physical break-ins, breaches of our secure network by an unauthorized party, software vulnerabilities, malware, computer viruses, attachments to emails, employee theft or misuse, social engineering, or inadequate use of security controls. Outside parties may attempt to fraudulently induce our employees to disclose sensitive information or transfer funds via illegal electronic spamming, phishing, spoofing, or other tactics. Additionally, cyber attackers can develop and deploy malware, credential theft or guessing tools, and other malicious software programs to gain access to sensitive data or fraudulently obtain assets we hold.

We have implemented security measures to safeguard our systems and data and to manage cyber security risk. We monitor and develop our information technology networks and infrastructure, and invest in the development and enhancement of our controls designed to prevent, detect, respond, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We conduct periodic security awareness trainings of our employees to educate them on how to identify and alert management to phishing emails, spoofed or manipulated electronic communications, and other critical security threats. We’ve implemented internal controls around our treasury function including enhanced payment authorization procedures, verification requirements for new vendor set-up and vendor information changes, and bolstered outgoing payment notification process and account reconciliation procedures.

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

•	Inability to produce financial and operational data necessary to comply with rules and regulations from the SEC, the IRS, or other state and federal regulatory agencies;

•	Our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•	Significant management attention and resources required to remedy any damages that result;

•	Significant exposure to litigation and regulatory fines, penalties or other sanctions;

•	Violation of our lease agreements or other agreements;

•	Damage to our reputation among our tenants, business partners, and investors;

•	Loss of business opportunities; and

•	Difficulties in employee retention and recruitment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2019, we had 291 properties in North America containing approximately 29.1 million RSF of operating properties and development and redevelopment of new Class A properties (under construction), including 36 properties that are held by consolidated real estate joint ventures and six properties that are held by unconsolidated real estate joint ventures. Refer to the definitions of “Annual Rental Revenue” and “Operating Statistics” in the “Non-GAAP Measures and Definitions” section under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a description of the basis used to compute the aforementioned measures. The occupancy percentage of our operating properties in North America was 96.8% as of December 31, 2019. The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science, technology, and agtech tenants. These improvements typically are generic rather than specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of tenants. Improvements to our properties typically include:

•	Reinforced concrete floors;

•	Upgraded roof loading capacity;

•	Increased floor-to-ceiling heights;

•	Heavy-duty HVAC systems;

•	Enhanced environmental control technology;

•	Significantly upgraded electrical, gas, and plumbing infrastructure; and

•	Laboratory benches.

As of December 31, 2019, we held a fee simple interest in each of our properties, with the exception of 31 properties in North America that accounted for approximately 11% of our total number of properties. Of these 31 properties, we held 16 properties in the Greater Boston market, eight properties in the San Francisco market, two properties in the New York City market, two properties in the Seattle market, one property in the Maryland market, and two properties in the Research Triangle market pursuant to ground leasehold interests. During the year ended December 31, 2019, our ground lease rental expense aggregated 1.5% as a percentage of net operating income. Refer to further discussion in our consolidated financial statements and notes thereto in “Item 15. Exhibits and Financial Statement Schedules” in this annual report on Form 10-K.

As of December 31, 2019, we had 820 leases with a total of 622 tenants, and 135, or 46%, of our 291 properties were single-tenant properties. Leases in our multi-tenant buildings typically have initial terms of five to 11 years, while leases in our single-tenant buildings typically have initial terms of 10 to 19 years. As of December 31, 2019:

•	Investment-grade or publicly traded large cap tenants represented 50% of our total annual rental revenue;

•
Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from approximately 3.0% to 3.5%) or indexed based on a consumer price index or other index;

•
Approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent; and

•
Approximately 96% of our leases (on an RSF basis) provided for the recapture of capital expenditures (such as HVAC maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

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

Locations of properties

The locations of our properties are diversified among a number of life science, technology, and agtech cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of December 31, 2019, in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	7,195,439	—	153,157	7,348,596	25%	66	$453,998	36%	$63.65
San Francisco	6,829,211	841,178	347,912	8,018,301	28	55	337,801	26	58.37
New York City	1,127,580	—	140,098	1,267,678	4	5	80,119	6	72.49
San Diego	5,731,061	232,818	—	5,963,879	20	75	204,900	16	38.75
Seattle	1,458,305	100,086	—	1,558,391	6	15	75,770	6	52.65
Maryland	2,663,891	261,096	41,098	2,966,085	10	42	73,868	6	28.87
Research Triangle	1,224,904	—	—	1,224,904	4	16	32,337	3	27.36
Canada	188,967	—	—	188,967	1	2	4,793	—	27.07
Non-cluster markets	369,770	—	—	369,770	1	12	10,597	1	35.77
Properties held for sale	191,862	—	—	191,862	1	3	4,073	—	N/A
North America	26,980,990	1,435,178	682,265	29,098,433	100%	291	$1,278,256	100%	$51.04
		2,117,443

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	12/31/19		12/31/18	12/31/17	12/31/19	12/31/18	12/31/17
Greater Boston	99.1%		98.7%	96.6%	97.1%	98.2%	95.7%
San Francisco	98.3		100.0	99.6	93.6	96.2	99.6
New York City	99.2		98.3	99.8	88.1	87.3	99.8
San Diego	92.3	(1)	94.7	94.5	92.3	94.7	90.9
Seattle	98.7		97.7	97.7	98.7	97.7	97.7
Maryland	96.7		96.8	95.2	95.2	94.7	93.2
Research Triangle	96.5		95.4	98.1	96.5	85.9	84.0
Subtotal	97.0		97.6	97.0	94.6	95.3	94.9
Canada	93.7		95.2	99.6	93.7	95.2	99.6
Non-cluster markets	80.1		79.0	78.4	80.1	79.0	78.4
North America	96.8%	(2)	97.3%	96.8%	94.4%	95.1%	94.7%

(1)
Decline from December 31, 2018 primarily related to vacancy at the recently acquired SD Tech by Alexandria, partially offset by lease commencements at our Campus Pointe by Alexandria and University District campuses.

(2)
Includes 259,616 RSF, or 1.0%, of vacancy representing lease-up opportunities at properties recently acquired during the second half of 2019, primarily related to our SD Tech by Alexandria campus. Excluding these vacancies, occupancy of operating properties in North America would have been 97.8% as of December 31, 2019. Expected occupancy for the first quarter of 2020 includes 689,103 RSF, or 2.4%, of vacancy primarily from three buildings contributed by our partner in a recently formed consolidated real estate joint venture and our acquisition of SD Tech by Alexandria campus. Refer to the “Acquisitions” section under this Item 2 in this annual report on Form 10-K for additional information.

		As of December 31, 2019			As of March 31, 2020 (projected)
			Occupancy Impact			Occupancy Impact
Property	Submarket/Market	RSF	Region	Consolidated	RSF	Region	Consolidated
SD Tech by Alexandria	Sorrento Mesa/San Diego	182,056	3.2%	0.7%	225,865	3.8%	0.8%
601, 611, and 651 Gateway Boulevard	South San Francisco/San Francisco	N/A	N/A	N/A	211,454	2.7%	0.7%
Other acquisitions	Various	77,560	N/A	0.3	251,784	N/A	0.9%
		259,616		1.0%	689,103		2.4%

Refer to the “Non-GAAP Measures and Definitions” section under Item 7 in this annual report on Form 10-K for additional information.

Top 20 tenants

80% of Top 20 Annual Rental Revenue From Investment-Grade
or Publicly Traded Large Cap Tenants(1)(2)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 4.1% of our annual rental revenue in effect as of December 31, 2019. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of December 31, 2019 (dollars in thousands, except average market cap):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue(1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	8.7		900,050	$52,174	4.1%	A2	A+	$86.9
2	Takeda Pharmaceutical Company Ltd.	9.6		606,249	39,251	3.1	Baa2	BBB+	$57.9
3	Facebook, Inc.	12.0		903,786	38,873	3.0	—	—	$518.1
4	Illumina, Inc.	10.6		891,495	35,907	2.8	—	BBB	$45.6
5	Eli Lilly and Company	9.4		554,089	34,096	2.7	A2	A+	$115.9
6	Sanofi	8.5		494,693	33,845	2.6	A1	AA	$109.7
7	Novartis AG	8.3		378,894	27,849	2.2	A1	AA-	$224.8
8	Uber Technologies, Inc.	62.8	(3)	1,016,745	27,445	2.1	—	—	$60.3
9	Merck & Co., Inc.	11.4		421,623	24,290	1.9	A1	AA	$211.4
10	bluebird bio, Inc.	7.4		312,805	23,076	1.8	—	—	$6.5
11	Moderna, Inc.	9.9		382,388	22,665	1.8	—	—	$6.0
12	Maxar Technologies(2)	5.5		478,000	21,577	1.7	—	—	$0.5
13	New York University	11.7		201,284	19,011	1.5	Aa2	AA-	$—
14	Roche	3.5		365,309	18,996	1.5	Aa3	AA	$240.2
15	Pfizer Inc.	5.2		416,979	17,754	1.4	A1	AA-	$223.3
16	Stripe, Inc.	7.8		295,333	17,736	1.4	—	—	$—
17	athenahealth, Inc.(2)	12.5		409,710	17,632	1.4	—	—	$5.6
18	Massachusetts Institute of Technology	5.7		257,626	17,306	1.4	Aaa	AAA	$—
19	Amgen Inc.	4.3		407,369	16,838	1.3	Baa1	A-	$119.3
20	United States Government	8.0		284,998	16,384	1.3	Aaa	AA+	$—
	Total/weighted average	11.6	(3)	9,979,425	$522,705	41.0%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)
Based on aggregate annual rental revenue in effect as of December 31, 2019. Refer to the definitions of “Annual Rental Revenue” and “Investment-Grade or Publicly Traded Large Cap Tenants” in the “Non-GAAP Measures and Definitions” section under Item 7 of this annual report on Form 10-K for additional information on our methodology on annual rental revenue from unconsolidated real estate joint ventures and average daily market capitalization.

(2)
Annual rental revenue from investment-grade or publicly traded large cap tenants includes two tenants, Maxar Technologies and athenahealth, Inc., located in properties acquired during the three months ended December 31, 2019. Excluding these two tenants, our annual rental revenue from investment-grade or publicly traded large cap tenants within our top 20 tenants was 87%.

(3)
Includes a ground lease for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and a lease at 1655 and 1725 Third Street (two buildings aggregating 593,765 RSF) owned by our unconsolidated joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue of our unconsolidated real estate joint ventures. Refer to footnote 1 for additional information. Excluding the ground lease, the weighted-average remaining lease term for our top 20 tenants was 8.9 years as of December 31, 2019.

Long-Duration Cash Flows From High-Quality, Diverse, and Innovative Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	Long-Duration Lease Terms

50%	8.1 Years
of ARE’s	Weighted-Average
Annual Rental Revenue(1)	Remaining Term(2)

Tenant Mix

Public Biotechnology
24%
Life Science Product, Service, and Device
19%
Private Biotechnology
8%
Technology(3)
13%
Other
4%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
9%
Multinational Pharmaceutical
23%

Percentage of ARE’s Annual Rental Revenue(1)

(1)	Represents annual rental revenue in effect as of December 31, 2019. Refer to the “Non-GAAP Measures and Definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(2)
Based on aggregate annual rental revenue in effect as of December 31, 2019. Refer to definition of “Annual Rental Revenue” in the “Non-GAAP Measures and Definitions” section under Item 7 in this annual report on Form 10-K for our methodology on annual rental revenue for unconsolidated real estate joint ventures.

(3)	67% of our annual rental revenue for technology tenants is from investment-grade or publicly traded large cap tenants.

High-Quality Cash Flows From Class A Properties in AAA Locations

Class A Properties in AAA Locations	AAA Locations

San Francisco
26%
New York City
6%
San Diego
16%
Greater Boston
36%
6%
Seattle
6%
Maryland
1%
3%
Other
Research Triangle

76%
of ARE’s Annual Rental Revenue(1)
Percentage of ARE’s Annual Rental Revenue(1)

Solid Demand for Class A Properties in AAA Locations Drives Solid Occupancy

Solid Historical Occupancy(2)	Occupancy Across Key Locations(3)

96%
Over 10 Years

(1)	Represents annual rental revenue in effect as of December 31, 2019. Refer to the “Non-GAAP Measures and Definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(2)	Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years.

(3)	As of December 31, 2019.

(4)
Includes 259,616 RSF, or 1.0%, of vacancy representing lease-up opportunities at properties recently acquired during the second half of 2019, primarily related to our SD Tech by Alexandria campus. Excluding these vacancies, occupancy of operating properties in North America would have been 97.8% as of December 31, 2019. Refer to the “Summary of Occupancy Percentages in North America” section under this Item 2 in this annual report on Form 10-K for additional information.

Property listing

The following table provides certain information about our properties as of December 31, 2019 (dollars in thousands):

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Greater Boston
Cambridge/Inner Suburbs
Alexandria Center® at Kendall Square	2,365,487	—	—	2,365,487	10	$168,387	98.9%	98.9%
50, 60, 75/125(1), 100, and 225(1) Binney Street, 161 and 215 First Street, 150 Second Street, 300 Third Street, and 11 Hurley Street
Alexandria Technology Square®	1,181,635	—	—	1,181,635	7	98,283	99.9	99.9
100, 200, 300, 400, 500, 600, and 700 Technology Square
The Arsenal on the Charles	683,131	—	153,157	836,288	11	26,431	100.0	81.7
311, 321, and 343 Arsenal Street, 300 and 400 North Beacon Street, 1, 2, and 3 Kingsbury Avenue, and 100, 200, and 400 Talcott Avenue
Alexandria Center® at One Kendall Square	815,671	—	—	815,671	10	70,531	99.1	99.1
One Kendall Square – Buildings 100, 200, 300, 400, 500, 600/700, 1400, 1800, 2000, and 399 Binney Street
480 and 500 Arsenal Street	234,260	—	—	234,260	2	10,647	100.0	100.0
640 Memorial Drive	225,504	—	—	225,504	1	13,815	100.0	100.0
780 and 790 Memorial Drive	99,658	—	—	99,658	2	7,990	100.0	100.0
167 Sidney Street and 99 Erie Street	54,549	—	—	54,549	2	4,023	100.0	100.0
79/96 13th Street (Charlestown Navy Yard)	25,309	—	—	25,309	1	620	100.0	100.0
Cambridge/Inner Suburbs	5,685,204	—	153,157	5,838,361	46	400,727	99.4	96.8
Seaport Innovation District
5 Necco Street	87,163	—	—	87,163	1	4,646	86.6	86.6
Route 128
Alexandria Park at 128	343,882	—	—	343,882	8	11,876	100.0	100.0
3 and 6/8 Preston Court, 29, 35, and 44 Hartwell Avenue, 35 and 45/47 Wiggins Avenue, and 60 Westview Street
225, 266, and 275 Second Avenue	317,617	—	—	317,617	3	13,847	100.0	100.0
100 Tech Drive	200,431	—	—	200,431	1	8,455	100.0	100.0
19 Presidential Way	144,892	—	—	144,892	1	5,171	99.4	99.4
100 Beaver Street	82,330	—	—	82,330	1	3,152	80.0	80.0
285 Bear Hill Road	26,270	—	—	26,270	1	1,167	100.0	100.0
Route 128	1,115,422	—	—	1,115,422	15	43,668	98.5	98.5
Route 495
111 and 130 Forbes Boulevard	155,846	—	—	155,846	2	1,543	100.0	100.0
20 Walkup Drive	91,045	—	—	91,045	1	649	100.0	100.0
30 Bearfoot Road	60,759	—	—	60,759	1	2,765	100.0	100.0
Route 495	307,650	—	—	307,650	4	4,957	100.0	100.0
Greater Boston	7,195,439	—	153,157	7,348,596	66	$453,998	99.1%	97.1%

(1) We own a partial interest in this property through a real estate joint venture. Refer to the “Joint Venture Financial Information” section under Item 7 in this annual report in Form 10-K for additional details.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Francisco
Mission Bay/SoMa
Alexandria Center® for Science and Technology – Mission Bay	1,997,819	—	—	1,997,819	9	$88,933	99.8%	99.8%
1455, 1515, 1655(1), and 1725(1) Third Street, 409 and 499 Illinois Street(1), 1500(1) and 1700 Owens Street, and 455 Mission Bay Boulevard South
510 Townsend Street	295,333	—	—	295,333	1	17,736	100.0	100.0
945 Market Street	—	—	255,765	255,765	1	—	N/A	—
505 Brannan Street	148,146	—	—	148,146	1	12,129	100.0	100.0
260 Townsend Street	66,682	—	—	66,682	1	5,741	100.0	100.0
Mission Bay/SoMa	2,507,980	—	255,765	2,763,745	13	124,539	99.9	90.6
South San Francisco
213, 249, 259, 269, and 279 East Grand Avenue	919,704	—	—	919,704	5	48,394	99.4	99.4
Alexandria Technology Center® – Gateway	634,466	—	—	634,466	8	31,537	89.6	89.6
600, 630, 650, 681, 685, 701, 901, and 951 Gateway Boulevard
201 Haskins Way	—	315,000	—	315,000	1	—	N/A	N/A
400 and 450 East Jamie Court	163,035	—	—	163,035	2	9,436	100.0	100.0
500 Forbes Boulevard(1)	155,685	—	—	155,685	1	6,619	100.0	100.0
7000 Shoreline Court	136,395	—	—	136,395	1	6,618	100.0	100.0
341 and 343 Oyster Point Boulevard	107,960	—	—	107,960	2	5,497	100.0	100.0
849/863 Mitten Road/866 Malcolm Road	103,857	—	—	103,857	1	4,169	90.8	90.8
South San Francisco	2,221,102	315,000	—	2,536,102	21	112,270	96.4	96.4
Greater Stanford
Menlo Gateway(1)	772,983	—	—	772,983	3	29,765	100.0	100.0
100 Independence Drive and 125 and 135 Constitution Drive
Alexandria District for Science and Technology	—	526,178	—	526,178	2	—	N/A	N/A
825 and 835 Industrial Road
3825 and 3875 Fabian Way	478,000	—	—	478,000	2	21,577	100.0	100.0
Alexandria Stanford Life Science District	190,270	—	92,147	282,417	3	13,902	100.0	67.4
3160, 3165, and 3170 Porter Drive
Alexandria PARC	197,498	—	—	197,498	4	11,274	96.9	96.9
2100, 2200, 2300, and 2400 Geng Road
960 Industrial Road	110,000	—	—	110,000	1	2,749	100.0	100.0
2425 Garcia Avenue/2400/2450 Bayshore Parkway	99,208	—	—	99,208	1	4,257	100.0	100.0
Shoreway Science Center	82,462	—	—	82,462	2	5,472	100.0	100.0
75 and 125 Shoreway Road
1450 Page Mill Road	77,634	—	—	77,634	1	8,009	100.0	100.0
3350 West Bayshore Road	60,000	—	—	60,000	1	2,191	62.3	62.3
2625/2627/2631 Hanover Street	32,074	—	—	32,074	1	1,796	100.0	100.0
Greater Stanford	2,100,129	526,178	92,147	2,718,454	21	100,992	98.6	94.5
San Francisco	6,829,211	841,178	347,912	8,018,301	55	$337,801	98.3%	93.6%
(1) We own a partial interest in this property through a real estate joint venture. Refer to the “Joint Venture Financial Information” section under Item 7 in this annual report in Form 10-K for additional information.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
New York City
New York City
Alexandria Center® for Life Science – New York City	740,972	—	—	740,972	3	$65,096	98.8%	98.8%
430 and 450 East 29th Street
219 East 42nd Street	349,947	—	—	349,947	1	14,006	100.0	100.0
Alexandria Center® – Long Island City	36,661	—	140,098	176,759	1	1,017	100.0	20.7
30-02 48th Avenue
New York City	1,127,580	—	140,098	1,267,678	5	80,119	99.2	88.1

San Diego
Torrey Pines
ARE Spectrum	336,461	—	—	336,461	3	17,760	100.0	100.0
3215 Merryfield Row and 3013 and 3033 Science Park Road
ARE Torrey Ridge	294,326	—	—	294,326	3	11,697	83.8	83.8
10578, 10618, and 10628 Science Center Drive
ARE Sunrise	236,635	—	—	236,635	3	8,901	99.7	99.7
10931/10933 and 10975 North Torrey Pines Road, 3010 Science Park Road, and 10996 Torreyana Road
ARE Nautilus	220,651	—	—	220,651	4	10,613	100.0	100.0
3530 and 3550 John Hopkins Court and 3535 and 3565 General Atomics Court
3545 Cray Court	116,556	—	—	116,556	1	—	—	—
11119 North Torrey Pines Road	72,506	—	—	72,506	1	3,676	100.0	100.0
Torrey Pines	1,277,135	—	—	1,277,135	15	52,647	87.1	87.1
University Town Center
Campus Pointe by Alexandria	1,389,867	232,818	—	1,622,685	10	55,873	99.9	99.9
9880, 10210(1),10260(1), 10290(1), and 10300(1) Campus Point Drive and 4110(1), 4150(1),4161(1), 4224(1), and 4242(1) Campus Point Court
5200 Illumina Way(1)	792,687	—	—	792,687	6	29,977	100.0	100.0
University District	547,130	—	—	547,130	8	18,047	94.4	94.4
9363, 9373, 9393, and 9625(1) Towne Centre Drive, 4755, 4757, and 4767 Nexus Center Drive and 4796 Executive Drive
University Town Center	2,729,684	232,818	—	2,962,502	24	$103,897	98.8%	98.8%

(1) We own a partial interest in this property through a real estate joint venture. Refer to the “Joint Venture Financial Information” section under Item 7 in this annual report in Form 10-K for additional information.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Diego (continued)
Sorrento Mesa
SD Tech by Alexandria(1)	598,316	—	—	598,316	10	$14,916	69.6%	69.6%
9605, 9645, 9675, 9685, 9725, 9735, 9805, and 9855 Scranton Road and 10055 and 10075 Barnes Canyon
Summers Ridge Science Park	316,531	—	—	316,531	4	11,077	100.0	100.0
9965, 9975, 9985, and 9995 Summers Ridge Road
10121 and 10151 Barnes Canyon Road	102,392	—	—	102,392	2	2,689	100.0	100.0
ARE Portola	101,857	—	—	101,857	3	3,603	100.0	100.0
6175, 6225, and 6275 Nancy Ridge Drive
5810/5820 Nancy Ridge Drive	82,272	—	—	82,272	1	2,364	100.0	100.0
7330 Carroll Road	66,244	—	—	66,244	1	2,431	100.0	100.0
5871 Oberlin Drive	33,817	—	—	33,817	1	—	—	—
Sorrento Mesa	1,301,429	—	—	1,301,429	22	37,080	83.4	83.4
Sorrento Valley
3911, 3931, 3985, 4025, 4031, 4045, and 4075 Sorrento Valley Boulevard	191,378	—	—	191,378	7	5,587	94.3	94.3
11025, 11035, 11045, 11055, 11065, and 11075 Roselle Street	121,655	—	—	121,655	6	2,717	84.6	84.6
Sorrento Valley	313,033	—	—	313,033	13	8,304	90.5	90.5
I-15 Corridor
13112 Evening Creek Drive	109,780	—	—	109,780	1	2,972	100.0	100.0
San Diego	5,731,061	232,818	—	5,963,879	75	204,900	92.3	92.3

Seattle
Lake Union
The Eastlake Life Science Campus by Alexandria – North Campus	631,070	—	—	631,070	5	33,818	99.3	99.3
1616 and 1551 Eastlake Avenue East, 188 and 199 East Blaine Street, and 1600 Fairview Avenue East
The Eastlake Life Science Campus by Alexandria – South Campus	206,134	100,086	—	306,220	3	11,702	100.0	100.0
1165, 1201, and 1208 Eastlake Avenue East
400 Dexter Avenue North	290,111	—	—	290,111	1	15,236	100.0	100.0
2301 5th Avenue	197,135	—	—	197,135	1	9,890	99.1	99.1
219 Terry Avenue North	30,705	—	—	30,705	1	1,835	100.0	100.0
601 Dexter Avenue North	18,680	—	—	18,680	1	425	100.0	100.0
Lake Union	1,373,835	100,086	—	1,473,921	12	72,906	99.6	99.6
Elliott Bay
3000/3018 Western Avenue	47,746	—	—	47,746	1	1,839	100.0	100.0
410 West Harrison Street and 410 Elliott Avenue West	36,724	—	—	36,724	2	1,025	63.9	63.9
Elliott Bay	84,470	—	—	84,470	3	2,864	84.3	84.3
Seattle	1,458,305	100,086	—	1,558,391	15	$75,770	98.7%	98.7%

(1) We own a partial interest in this property through a real estate joint venture. Refer to the “Joint Venture Financial Information” section under Item 7 in this annual report in Form 10-K for additional information.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Maryland
Rockville
9800, 9900, 9920, and 9950 Medical Center Drive	383,956	261,096	—	645,052	8	$13,864	89.5%	89.5%
9704, 9708, 9712, and 9714 Medical Center Drive	214,725	—	—	214,725	4	7,862	100.0	100.0
1330 Piccard Drive	131,511	—	—	131,511	1	3,562	100.0	100.0
1500 and 1550 East Gude Drive	90,489	—	—	90,489	2	1,804	100.0	100.0
14920 and 15010 Broschart Road	86,703	—	—	86,703	2	2,260	100.0	100.0
1405 Research Boulevard	72,170	—	—	72,170	1	2,419	100.0	100.0
5 Research Place	63,852	—	—	63,852	1	2,734	100.0	100.0
5 Research Court	51,520	—	—	51,520	1	1,812	100.0	100.0
9920 Belward Campus Drive	51,181	—	—	51,181	1	1,687	100.0	100.0
12301 Parklawn Drive	49,185	—	—	49,185	1	1,329	100.0	100.0
Rockville	1,195,292	261,096	—	1,456,388	22	39,333	96.6	96.6
Gaithersburg
Alexandria Technology Center® – Gaithersburg I	613,438	—	—	613,438	9	15,821	94.8	94.8
9, 25, 35, 45, 50, and 55 West Watkins Mill Road and 910, 930, and 940 Clopper Road
Alexandria Technology Center® – Gaithersburg II	273,987	—	41,098	315,085	6	7,253	98.7	85.8
704 Quince Orchard Road(1), 708 Quince Orchard Road, and 19, 20, 21, and 22 Firstfield Road
401 Professional Drive	63,154	—	—	63,154	1	1,595	91.2	91.2
950 Wind River Lane	50,000	—	—	50,000	1	1,004	100.0	100.0
620 Professional Drive	27,950	—	—	27,950	1	1,191	100.0	100.0
Gaithersburg	1,028,529	—	41,098	1,069,627	18	26,864	96.0	92.3
Beltsville
8000/9000/10000 Virginia Manor Road	191,884	—	—	191,884	1	2,533	96.6	96.6
Northern Virginia
14225 Newbrook Drive	248,186	—	—	248,186	1	5,138	100.0	100.0
Maryland	2,663,891	261,096	41,098	2,966,085	42	$73,868	96.7%	95.2%

(1) We own a partial interest in this property through a real estate joint venture. Refer to the “Joint Venture Financial Information” section under Item 7 in this annual report in Form 10-K for additional information.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Research Triangle
Research Triangle
Alexandria Technology Center® – Alston	186,870	—	—	186,870	3	$3,855	95.0%	95.0%
100, 800, and 801 Capitola Drive
Alexandria Center® for AgTech, Phase I – Research Triangle	180,400	—	—	180,400	1	5,241	95.3	95.3
5 Laboratory Drive
108/110/112/114 TW Alexander Drive	158,417	—	—	158,417	1	4,681	100.0	100.0
Alexandria Innovation Center® – Research Triangle	136,455	—	—	136,455	3	3,683	98.1	98.1
7010, 7020, and 7030 Kit Creek Road
6 Davis Drive	100,000	—	—	100,000	1	1,909	92.4	92.4
7 Triangle Drive	96,626	—	—	96,626	1	3,156	100.0	100.0
2525 East NC Highway 54	82,996	—	—	82,996	1	3,651	100.0	100.0
407 Davis Drive	81,956	—	—	81,956	1	1,644	100.0	100.0
601 Keystone Park Drive	77,395	—	—	77,395	1	1,350	100.0	100.0
6040 George Watts Hill Drive	61,547	—	—	61,547	1	2,148	100.0	100.0
5 Triangle Drive	32,120	—	—	32,120	1	479	54.2	54.2
6101 Quadrangle Drive	30,122	—	—	30,122	1	540	100.0	100.0
Research Triangle	1,224,904	—	—	1,224,904	16	32,337	96.5	96.5

Canada	188,967	—	—	188,967	2	4,793	93.7	93.7

Non-cluster markets	369,770	—	—	369,770	12	10,597	80.1	80.1

North America, excluding properties held for sale	26,789,128	1,435,178	682,265	28,906,571	288	1,274,183	96.8%	94.4%

Properties held for sale	191,862	—	—	191,862	3	4,073	71.4%	71.4%

Total – North America	26,980,990	1,435,178	682,265	29,098,433	291	$1,278,256

Leasing activity

•
Executed a total of 241 leases, with a weighted-average lease term of 7.8 years, for 5.1 million RSF, including 1.4 million RSF related to our development and redevelopment projects, during the year ended December 31, 2019; leasing activity of 5.1 million RSF represents the highest annual leasing activity in Alexandria’s history; and

•	Strong rental rate increases of 32.2% and 17.6% (cash basis), representing our highest annual increase during the past 10 years.

Approximately 59% of the 241 leases executed during the year ended December 31, 2019, did not include concessions for free rent. During the year ended December 31, 2019, we granted tenant concessions/free rent averaging 2.4 months with respect to the 5.1 million RSF leased.

The following chart presents renewed/re-leased space and development/redevelopment/previously vacant space leased for the years ended December 31, 2019, 2018, and 2017:

Lease structure

Our Same Properties total revenue growth of 4.1% for the year ended December 31, 2019, and our Same Properties net operating income and Same Properties net operating income (cash basis) increases for the year ended December 31, 2019, of 3.1% and 7.1%, respectively, benefited significantly from strong market fundamentals. The limited supply of Class A space in AAA locations and strong demand from innovative tenants drove rental rate increases of 32.2% and 17.6% (cash basis) on 2.4 million renewed/re-leased RSF, while a favorable triple net lease structure with contractual annual rent escalations resulted in both a consistent Same Properties operating margin of 71% and occupancy of 96.6% across our 192 Same Properties aggregating 18.5 million RSF. As of December 31, 2019, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Additionally, approximately 95% of our leases (on an RSF basis) contained contractual annual rent escalations that were either fixed or based on a consumer price index or another index, and approximately 96% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures.

The following table summarizes our leasing activity at our properties for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019			2018
	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	32.2%		17.6%	24.1%	14.1%
New rates	$58.65		$56.19	$55.05	$52.79
Expiring rates	$44.35		$47.79	$44.35	$46.25
RSF	2,427,108			2,088,216
Tenant improvements/leasing commissions	$20.28			$20.61
Weighted-average lease term	5.7 years			6.1 years

Developed/redeveloped/previously vacant space leased
New rates	$55.95		$52.19	$58.45	$48.73
RSF	2,635,614			2,633,476
Tenant improvements/leasing commissions	$13.74			$12.57
Weighted-average lease term	9.8 years			11.5 years

Leasing activity summary (totals):
New rates	$57.25		$54.11	$56.94	$50.52
RSF	5,062,722	(2)		4,721,692
Tenant improvements/leasing commissions	$16.88			$16.13
Weighted-average lease term	7.8 years			9.1 years

Lease expirations(1)
Expiring rates	$43.43		$46.59	$42.98	$45.33
RSF	2,822,434			2,811,021

Leasing activity includes 100% of results for properties in which we have an investment in North America. Refer to the “Non-GAAP Measures and Definitions” section under Item 7 in this annual report on Form 10-K for a description of the basis used to compute the measures above.

(1)	Excludes month-to-month leases aggregating 41,809 RSF and 50,548 RSF as of December 31, 2019 and 2018, respectively.

(2)
During the year ended December 31, 2019, we granted tenant concessions/free rent averaging 2.4 months with respect to the 5,062,722 RSF leased. Approximately 59% of the leases executed during the year ended December 31, 2019, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of December 31, 2019:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (Per RSF)(1)	Percentage of Total Annual Rental Revenue

2020 (2)	1,745,030	6.7%	$35.27	4.7%
2021	1,531,070	5.9%	$42.09	4.9%
2022	2,164,448	8.3%	$42.07	7.0%
2023	2,564,766	9.9%	$45.66	9.0%
2024	2,300,974	8.8%	$46.33	8.2%
2025	1,786,892	6.9%	$48.78	6.7%
2026	1,597,511	6.1%	$49.33	6.0%
2027	2,366,266	9.1%	$51.72	9.4%
2028	1,646,032	6.3%	$60.18	7.6%
2029	1,350,014	5.2%	$57.24	5.9%
Thereafter	6,954,809	26.8%	$57.88	30.6%

(1)	Represents amounts in effect as of December 31, 2019.

(2)	Excludes month-to-month leases aggregating 41,809 RSF as of December 31, 2019.

The following tables present information by market with respect to our 2020 and 2021 contractual lease expirations in North America as of December 31, 2019:

	2020 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (Per RSF)(3)
Market	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases(1)		Total(2)

Greater Boston	107,773	122,950	75,754	(4)	232,547		539,024	$41.32
San Francisco	81,493	25,569	—		174,380	(5)	281,442	44.08
New York City	—	—	—		20,712		20,712	99.30
San Diego	37,880	—	—		378,021	(6)	415,901	30.85
Seattle	12,727	—	—		32,047		44,774	38.70
Maryland	16,235	33,778	—		97,317		147,330	17.40
Research Triangle	37,881	25,396	—		36,290		99,567	17.74
Canada	72,250	—	—		22,343		94,593	28.22
Non-cluster markets	—	—	—		101,687		101,687	31.29
Total	366,239	207,693	75,754		1,095,344		1,745,030	$35.27
Percentage of expiring leases	21%	12%	4%		63%		100%

	2021 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (Per RSF)(3)
Market	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases		Total

Greater Boston	—	25,970	79,101	(4)	267,624		372,695	$44.10
San Francisco	24,193	9,628	—		364,747		398,568	52.99
New York City	—	19,647	—		15,466		35,113	97.45
San Diego	634	74,557	—		223,991		299,182	38.81
Seattle	—	—	—		52,320		52,320	45.48
Maryland	—	—	—		160,439		160,439	22.51
Research Triangle	3,724	34,553	—		133,592		171,869	25.99
Canada	—	4,345	—		18,612		22,957	27.13
Non-cluster markets	—	—	—		17,927		17,927	42.50
Total	28,551	168,700	79,101		1,254,718		1,531,070	$42.09
Percentage of expiring leases	2%	11%	5%		82%		100%

(1)	The largest remaining contractual lease expiration in 2020 is 60,759 RSF in our Greater Boston market.

(2)	Excludes month-to-month leases aggregating 41,809 RSF as of December 31, 2019.

(3)	Represents amounts in effect as of December 31, 2019.

(4)
Represents office space aggregating 154,855 RSF at The Arsenal on the Charles, a campus acquired on December 17, 2019, in our Cambridge/Inner Suburbs submarket, that is targeted for redevelopment into office/laboratory space upon expiration of existing leases during the third quarter of 2020 and first quarter of 2021.

(5)
Includes two leases aggregating 100,560 RSF at 630 and 650 Gateway Boulevard in our South San Francisco submarket that expire during the fourth quarter of 2020. We are considering options to renovate these buildings into Class A office/laboratory properties, which will not be classified as a redevelopment. As such, we expect these properties to remain in our pool of same properties.

(6)	Includes 140,398 RSF at 9363, 9373, and 9393 Towne Centre Drive in our University Town Center submarket, a site that is under evaluation to be developed, subject to future market conditions.

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

Our investments in real estate consisted of the following as of December 31, 2019 (dollars in thousands):

		Development and Redevelopment
	Operating	Under Construction	Near-Term	Intermediate-Term	Future	Subtotal	Total
Investments in real estate
Book value as of December 31, 2019(1)	$15,278,779	$991,007	$447,798	$618,279	$182,746	$2,239,830	$17,518,609

Square footage
Operating	26,980,990	—	—	—	—	—	26,980,990
New Class A development and redevelopment properties	—	2,117,443	2,127,925	4,884,067	4,585,477	13,714,912	13,714,912
Value-creation square feet currently included in rental properties(2)	—	—	—	(702,012)	(823,104)	(1,525,116)	(1,525,116)
Total square footage	26,980,990	2,117,443	2,127,925	4,182,055	3,762,373	12,189,796	39,170,786

(1)
Balances exclude our share of the cost basis associated with our unconsolidated properties, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.

(2)
Refer to the definition of “Investment in Real Estate” in the “Non-GAAP Measures and Definitions” section under Item 7 in this annual report on Form 10-K for additional detail on value-creation square feet currently included in rental properties.

Acquisitions

Our real estate asset acquisitions for the year ended December 31, 2019, consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage				Unlevered Yields		Purchase Price
					Future Development	Active Redevelopment	Operating With Future Development/ Redevelopment	Operating	Initial Stabilized	Initial Stabilized (Cash)

Three months ended March 31, 2019:
3170 Porter Drive	Greater Stanford/ San Francisco	1/10/19	1	100%	—	—	—	98,626	7.5%	5.1%	$100,250
10 Necco Street	Seaport Innovation District/Greater Boston	3/26/19	—	N/A	175,000	—	—	—	(1)	(1)	81,100
Shoreway Science Center	Greater Stanford/ San Francisco	1/10/19	2	100%	—	—	—	82,462	7.2%	5.5%	73,200
260 Townsend Street	Mission Bay/SoMa/ San Francisco	3/14/19	1	100%	—	—	—	66,682	7.4%	5.8%	66,000
3911 and 3931 Sorrento Valley Boulevard	Sorrento Valley/ San Diego	1/9/19	2	100%	—	—	53,220	—	7.2%	6.6%	23,250
Other			4	100%	—	—	75,864	—			39,150

Three months ended June 30, 2019:
5 Necco Street	Seaport Innovation District/Greater Boston	5/9/19	1	87%	—	—	—	87,163	5.2%	5.1%	252,000
15 Necco Street			—	N/A	293,000	—	—	—	(1)	(1)
601 Dexter Avenue North	Lake Union/Seattle	6/18/19	1	100%	188,400	—	18,680	—	(1)	(1)	28,500
4075 Sorrento Valley Boulevard	Sorrento Valley/ San Diego	5/13/19	1	100%	149,000	—	40,000	—	(1)	(1)	16,000

Three months ended September 30, 2019:
945 Market Street (99.5% interest in consolidated JV)	Mission Bay/SoMa/ San Francisco	7/31/19	1	N/A	—	255,765	—	—	(1)	(1)	179,000
4224/4242 Campus Point Court and 10210 Campus Point Drive (55% interest in consolidated JV)	University Town Center/San Diego	7/9/19	3	83%	—	—	—	314,103	6.9%	6.0%	255,000	(2)
25, 35, and 45 West Watkins Mill Road	Gaithersburg/Maryland	8/21/19	3	87%	—	—	—	138,938	N/A	N/A	51,130
3160 Porter Drive	Greater Stanford/ San Francisco	8/12/19	1	N/A	—	92,147	—	—	(1)	(1)	26,000
47-50 30th Street	New York City/ New York City	7/10/19	—	N/A	135,938	—	—	—	(1)	(1)	25,000
Other	Various		3	37%	54,000	—	58,814	34,534			37,850
(1)    We expect to provide total estimated costs and related yields in the future, subsequent to the commencement of development or redevelopment.
(2)    Includes $114.8 million related to our partner’s noncontrolling interest in the consolidated real estate joint venture at 4224/4242 Campus Point Court and 10210 Campus Point Drive to reflect the full contractual purchase price.

Acquisitions (continued)

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage						Unlevered Yields				Purchase Price
					Future Development	Active Redevelopment	Operating With Future Development/ Redevelopment		Operating		Initial Stabilized		Initial Stabilized (Cash)

Three months ended December 31, 2019
The Arsenal on the Charles	Cambridge/Inner Suburbs/Greater Boston	12/17/19	11	100%	200,000	153,157	154,855	(1)	528,276		(2)		(2)		$525,500
3825 and 3875 Fabian Way	Greater Stanford/ San Francisco	12/10/19	2	100%	—	—	478,000		—		8.2%	(3)	6.9%	(3)	291,000
SD Tech by Alexandria (50% interest in consolidated JV)	Sorrento Mesa/ San Diego	10/30/19	10	71%	720,000	—	—		598,316	(4)	6.6%	(4)	6.5%	(4)	114,964
14200 Shady Grove Road	Rockville/Maryland	10/31/19	—	N/A	435,000	—	—		—		(2)		(2)		25,000

Other
10260 Campus Point Drive and 4161 Campus Point Court	University Town Center/San Diego	1/2/19	N/A	N/A	N/A	N/A	N/A		N/A		(5)		(5)		65,000	(6)
2019 acquisitions			47	83%	2,350,338	501,069	879,433		1,949,100						$2,274,894

(1)
Represents leased square footage with contractual lease expirations in the third quarter of 2020 and first quarter of 2021. Upon expiration of the existing leases, we anticipate this RSF will be redeveloped to office/laboratory space.

(2)	We expect to provide total estimated costs and related yields in the future, subsequent to the commencement of development or redevelopment.

(3)	Represents the initial stabilized yields related to the fully occupied operating properties upon closing.

(4)
The campus includes 10 operating buildings, of which we expect to renovate several vacant suites aggregating 182,056 RSF. We expect to achieve unlevered initial stabilized yields of 6.6% and 6.5% (cash basis) for the operating buildings, and yields for future development will be disclosed subsequent to the commencement of development.

(5)	Refer to the “New Class A Development and Redevelopment Properties: Summary of Pipeline” subsection of this “Investments in Real Estate” section under this Item 2 for additional information.

(6)
In December 2018, we acquired two buildings adjacent to our Campus Pointe by Alexandria campus. The total purchase price of $80.0 million was paid in two installments, $15.0 million in December 2018 and $65.0 million in January 2019.

Real estate asset sales

Our completed disposition and sales of partial interests in real estate assets during the year ended December 31, 2019, consisted of the following (dollars in thousands, except for sales price per RSF):

	Submarket/Market	Date of Sale	Interest Sold	Square Footage		Capitalization Rate(1)	Capitalization Rate (Cash Basis)(1)		Sales Price Per RSF	Consideration in Excess of Book Value(2)
Property				Operating	Future Development			Sales Price
Completed disposition and sales of partial interests:
75/125 Binney Street	Cambridge/Greater Boston	2/13/19	60%	388,270	N/A	4.2%	4.3%	$438,000	$1,880	$202,246
10260 Campus Point Drive and 4161 Campus Point Court	University Town Center/San Diego	7/26/19	45%	(3)	(3)	(3)	(3)	36,000	N/A	N/A
500 Forbes Boulevard	South San Francisco/San Francisco	8/1/19	90%	155,685	N/A	4.2%	4.4%	139,500	$996	$48,385
5200 Illumina Way	University Town Center/San Diego	8/21/19	49%	792,687	451,832	5.7%	4.7%	286,747	N/A	$131,864	(4)
6138/6150 Nancy Ridge Drive	Sorrento Mesa/San Diego	12/19/19	100%	56,698	N/A	N/A	N/A	6,625	$117	N/A	(5)
								$906,872

(1)	Capitalization rates are calculated based upon net operating income and net operating income (cash basis), annualized for the quarter preceding the date on which the property is sold.

(2)
We retained control over each of these newly formed joint ventures (except as noted in footnote 5) and therefore consolidate these properties. For consolidated joint ventures, we account for the difference between the consideration received and the book value of the interest sold as an equity transaction, with no gain or loss recognized in earnings.

(3)
In December 2018, we acquired two buildings adjacent to our Campus Pointe by Alexandria campus aggregating 269,048 RSF, comprising 109,164 RSF at 10260 Campus Point Drive and 159,884 RSF at 4161 Campus Point Court, for a total purchase price of $80.0 million. In July 2019, as had been contemplated at the time of the original acquisition, we completed the formation of a joint venture through the sale of a 45% noncontrolling interest to an institutional investor.

(4)	This transaction values 100% of the campus at $585.2 million and represents a value in excess of book basis aggregating $269.1 million.

(5)	Upon completion of the sale of 6138/6150 Nancy Ridge Drive, we recognized in earnings a gain on sale of real estate of $474 thousand.

Sustainability

Making a Positive and Lasting Impact on the World Through Sustainability, Health & Wellness, Philanthropy, and Volunteerism

Climate Change Framework & Green Building

TCFD | TASK FORCE ON CLIMATE-RELATED FINANCIAL DISCLOSURES

Supporting and aligning our efforts with guidelines issued by the Task Force on Climate-related Financial Disclosures (TCFD)

$1 Billion

GREEN BONDS

Expected Allocation to Projects That Have Achieved or Are Targeting LEED® Gold or Platinum Certification

ESG Practices & Performance

GRESB® ★ ★ ★ ★ ★ 2019

5 STAR RATING

A

DISCLOSURE SCORE

2018 | 2019

Collaborative Campuses Promote Health & Wellness

37

WELL & FITWEL PROJECTS[1]

#1 Company Globally

FOR FINAL GRESB HEALTH & WELL-BEING MODULE IN 2018

Purposeful Philanthropy & Volunteerism

2019 NEW YORK CITY MARATHON

59

EMPLOYEES FINISHED

$360K

RAISED FOR FRED'S TEAM

250+	4,500
NON-PROFIT ORGANIZATIONS SUPPORTED	HOURS VOLUNTEERED BY TEAM MEMBERS

one fifteen

Strategic Partnership With Verily: Pioneering a First-of-Its-Kind Comprehensive Care Model for Opioid Addiction

2025 GOALS[2]

Carbon Pollution (MTCO2e)	Energy Consumption (kWh)	Waste (Ton)[3]	Potable Water Consumption (Gal)
30%	25%	45%	10%
REDUCTION	REDUCTION	DIVERSION	REDUCTION

(1)	Upon completion of 26 projects in process targeting either WELL or Fitwel certification.

(2)	Relative to a 2015 baseline. Carbon pollution, energy consumption, and water consumption values are for our directly managed buildings.

(3)	Waste values are for our total portfolio, which includes both indirectly and directly managed buildings.

New Class A development and redevelopment properties: recent deliveries

399 Binney Street	266 and 275 Second Avenue	1655 and 1725 Third Street	279 East Grand Avenue	681 and 685 Gateway Boulevard
Greater Boston/Cambridge	Greater Boston/Route 128	San Francisco/Mission Bay/SoMa	San Francisco/South San Francisco	San Francisco/South San Francisco
164,000 RSF	203,757 RSF	593,765 RSF	211,405 RSF	142,400 RSF
98.3% Occupied	100% Occupied	100% Occupied	97.5% Occupied	100% Occupied

Menlo Gateway	Alexandria PARC	9880 Campus Point Drive	188 East Blaine Street	Alexandria Center® for AgTech, Phase I
San Francisco/Greater Stanford	San Francisco/Greater Stanford	San Diego/University Town Center	Seattle/Lake Union	Research Triangle/Research Triangle
772,983 RSF	197,498 RSF	98,000 RSF	201,805 RSF	180,400 RSF
100% Occupied	96.8% Occupied	100% Occupied	98.0% Occupied	95.3% Occupied

Refer to the “New Class A Development and Redevelopment Properties: Projects Under Construction” sections under this Item 2 for information on the RSF in service and under construction, if applicable.

New Class A development and redevelopment properties: recent deliveries (continued)

The following table presents value-creation development and redevelopment of new Class A properties placed into service during the year ended December 31, 2019 (dollars in thousands):

Property/Market/Submarket	Our Ownership Interest	Dev/Redev	RSF Placed Into Service					Occupancy Percentage(1)		Total Project			Unlevered Yields
													Initial Stabilized		Initial Stabilized (Cash Basis)
			1Q19	2Q19	3Q19	4Q19	Total			RSF	Investment
399 Binney Street/Greater Boston/Cambridge	100%	Dev	123,403	—	40,597	—	164,000	98.3%		164,000	$185,000		7.9%		7.3%
266 and 275 Second Avenue/Greater Boston/ Route 128	100%	Redev	—	12,822	—	19,036	31,858	100%		203,757	$91,000		8.5		7.1
1655 and 1725 Third Street/San Francisco/ Mission Bay/SoMa(2)	10%	Dev	—	—	593,765	—	593,765	100%		593,765	$77,500		7.8		6.1
279 East Grand Avenue/San Francisco/ South San Francisco	100%	Dev	139,810	24,396	35,797	11,402	211,405	97.5%		211,405	$145,000	(3)	8.4	(3)	8.6	(3)
681 and 685 Gateway Boulevard/San Francisco/ South San Francisco	100%	Redev	66,000	76,400	—	—	142,400	100%	(4)	142,400	$116,300		8.5		8.2
Menlo Gateway/San Francisco/Greater Stanford(2)	49%	Dev	—	—	520,988	—	520,988	100%		772,983	$415,000		7.1		6.4
Alexandria PARC/San Francisco/Greater Stanford	100%	Redev	48,547	—	—	—	48,547	96.8%		197,498	$152,600		7.3		6.2
9880 Campus Point Drive/San Diego/ University Town Center	100%	Dev	—	—	—	36,284	36,284	100%		98,000	$255,000	(5)	6.3	(5)	6.4	(5)
188 East Blaine Street/Seattle/Lake Union	100%	Dev	90,615	27,164	39,372	44,654	201,805	98.0%		201,805	$183,000		6.7		6.7
704 Quince Orchard Road/Maryland/Gaithersburg(2)	56.8%	Redev	10,250	3,470	—	—	13,720	100%		80,032	$13,300		8.9		8.8
Alexandria Center® for AgTech, Phase I/ Research Triangle/Research Triangle	100%	Redev	2,614	73,809	30,900	19,554	126,877	95.3%		180,400	$88,700		7.5	(6)	7.6	(6)
Total			481,239	218,061	1,261,419	130,930	2,091,649						7.4%		6.9%

(1)	Relates to total operating RSF placed in service as of the most recent delivery.

(2)	This property is an unconsolidated real estate joint venture. RSF represents 100% and cost and yields amounts represent our share.

(3)	Improvements in initial stabilized yields of 60 bps and 50 bps (cash basis), are due to reduction in costs of $6 million primarily from core and shell cost savings.

(4)	Excludes 685 Gateway Boulevard, a 15,437 RSF amenity building.

(5)
Project costs represent aggregate development costs for 9880 Campus Point Drive and 4150 Campus Point Court. Yields represent expected aggregate returns for Campus Pointe by Alexandria, including 9880, 10290, and 10300 Campus Point Drive and 4150 Campus Point Court.

(6)	Yields represent aggregate returns for Alexandria Center® for AgTech – Research Triangle which consists of Phase I at 5 Laboratory Drive and Phase II at 9 Laboratory Drive.

New Class A development and redevelopment properties: projects under construction

The Arsenal on the Charles	945 Market Street	201 Haskins Way	Alexandria District for Science and Technology	3160 Porter Drive
Greater Boston/ Cambridge/Inner Suburbs	San Francisco/Mission Bay/SoMa	San Francisco/South San Francisco	San Francisco/Greater Stanford	San Francisco/Greater Stanford
153,157 RSF	255,765 RSF	315,000 RSF	526,178 RSF	92,147 RSF

Alexandria Center® – Long Island City	9880 Campus Point Drive and 4150 Campus Point Court	1165 Eastlake Avenue East	9800 Medical Center Drive	9950 Medical Center Drive
New York City/New York City	San Diego/University Town Center	Seattle/Lake Union	Maryland/Rockville	Maryland/Rockville
140,098 RSF	232,818 RSF	100,086 RSF	176,832 RSF	84,264 RSF

New Class A development and redevelopment properties: projects under construction (continued)

The following table sets forth a summary of our new Class A development and redevelopment properties under construction as of December 31, 2019 (dollars in thousands):

Property/Market/Submarket		Square Footage				Percentage		Occupancy(1)
	Dev/Redev	In Service		CIP	Total	Leased	Leased/Negotiating	Initial	Stabilized
Developments and redevelopments under construction
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	Redev	683,131	(2)	153,157	836,288	82%	82%	2021	2022
945 Market Street/San Francisco/Mission Bay/SoMa	Redev	—		255,765	255,765	—	—	4Q20	2021/22
201 Haskins Way/San Francisco/South San Francisco	Dev	—		315,000	315,000	33	33	3Q20	2021
Alexandria District for Science and Technology/San Francisco/Greater Stanford	Dev	—		526,178	526,178	56	65	4Q20	2021
3160 Porter Drive/San Francisco/Greater Stanford	Redev	—		92,147	92,147	—	—	4Q20	2021
Alexandria Center® – Long Island City/New York City/New York City	Redev	36,661		140,098	176,759	21	21	3Q20	2020
9880 Campus Point Drive and 4150 Campus Point Court/San Diego/ University Town Center(3)	Dev	36,284		232,818	269,102	87	89	4Q19	2022
1165 Eastlake Avenue East/Seattle/Lake Union	Dev	—		100,086	100,086	100	100	4Q20	4Q20
9800 Medical Center Drive/Maryland/Rockville	Dev	—		176,832	176,832	100	100	3Q20	3Q20
9950 Medical Center Drive/Maryland/Rockville	Dev	—		84,264	84,264	100	100	3Q20	3Q20
704 Quince Orchard Road/Maryland/Gaithersburg(4)	Redev	38,934		41,098	80,032	70	70	4Q18	2020
Total		795,010		2,117,443	2,912,453	61%	63%

(1)
Initial occupancy dates are subject to leasing and/or market conditions. Multi-tenant projects may have occupancy by tenants over a period of time. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.

(2)	We expect to redevelop 154,855 RSF of occupied space into office/laboratory space upon expiration of the existing leases in the third quarter of 2020 and first quarter of 2021.

(3)	Refer to footnote 2 on the next page.

(4)	704 Quince Orchard is an unconsolidated real estate joint venture. RSF represent 100%.

New Class A development and redevelopment properties: projects under construction (continued)

	Our Ownership Interest					Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete	Total at Completion	Initial Stabilized		Initial Stabilized (Cash Basis)

Developments and redevelopments under construction
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	100%	$440,047	$62,561	TBD
945 Market Street/San Francisco/Mission Bay/SoMa	99.5%	—	191,424
201 Haskins Way/San Francisco/South San Francisco	100%	—	152,333	143,667	296,000	6.6%		6.6%
Alexandria District for Science and Technology/San Francisco/Greater Stanford	100%	—	278,448	298,552	577,000	6.5%		6.2%
3160 Porter Drive/San Francisco/Greater Stanford	100%	—	28,759	TBD
Alexandria Center® – Long Island City/New York City/New York City	100%	16,159	72,962	95,179	184,300	5.5%		5.6%
9880 Campus Point Drive and 4150 Campus Point Court/San Diego/ University Town Center(1)	(1)	40,397	90,301	124,302	255,000	6.3%	(2)	6.4%	(2)
1165 Eastlake Avenue East/Seattle/Lake Union	100%	—	53,931	84,069	138,000	6.5%	(3)	6.3%	(3)
9800 Medical Center Drive/Maryland/Rockville	100%	—	33,159	62,241	95,400	7.7%		7.2%
9950 Medical Center Drive/Maryland/Rockville	100%	—	27,129	27,171	54,300	7.3%		6.8%
Consolidated projects		496,603	991,007
704 Quince Orchard Road/Maryland/Gaithersburg(4)	56.8%	4,400	5,574	3,326	13,300	8.9%		8.8%
Total		$501,003	$996,581

(1)	Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section under this Item 2 for additional information.

(2)	Represents a two-phase development project as follows:

•
Initial phase represents 9880 Campus Point Drive, a 98,000 RSF project to develop Alexandria GradLabs™, a highly flexible, first-of-its-kind life science platform designed to provide post-seed-stage life science companies with turnkey, fully furnished office/laboratory suites and an accelerated, scalable path for growth. The R&D building located at 9880 Campus Point Drive was demolished and as of December 31, 2019, continues to be included in our same property performance results. Refer to the “Same Properties” subsection of the “Results of Operations” section under this Item 2 for additional information.

•	Subsequent phase represents 4150 Campus Point Court, a 171,102 RSF, 100% leased project with occupancy expected in 2022.

•
Project costs represent development costs for 9880 Campus Point Drive and 4150 Campus Point Court. Unlevered yields represent expected aggregate returns for Campus Pointe by Alexandria, including 9880, 10290, and 10300 Campus Point Drive and 4150 Campus Point Court.

(3)
Unlevered yields represent anticipated aggregate returns for 1165 Eastlake Avenue, an amenity-rich research headquarter for Adaptive Biotechnologies Corporation, and 1208 Eastlake Avenue, an adjacent multi-tenant office/laboratory building.

(4)	704 Quince Orchard is an unconsolidated real estate joint venture. Cost and yields amounts represent our share.

New Class A development and redevelopment properties: summary of pipeline

    The following table summarizes the key information for all our development and redevelopment projects in North America as of December 31, 2019 (dollars in thousands):

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment							Total
			Under Construction	Near-Term		Intermediate-Term		Future

Greater Boston
The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	$97,825	153,157	—		—		200,000		353,157
15 Necco Street/Seaport Innovation District	99.3%	172,114	—	293,000		—		—		293,000
215 Presidential Way/Route 128	100%	6,185	—	112,000		—		—		112,000
325 Binney Street/Cambridge	100%	108,157	—	—		208,965	(1)	—		208,965
99 A Street/Seaport Innovation District	96.2%	40,965	—	—		235,000		—		235,000
10 Necco Street/Seaport Innovation District	100%	85,302	—	—		175,000		—		175,000
Alexandria Technology Square®/Cambridge	100%	7,787	—	—		—		100,000		100,000
100 Tech Drive/Route 128	100%	—	—	—		—		300,000		300,000
231 Second Avenue/Route 128	100%	1,251	—	—		—		32,000		32,000
Other value-creation projects	100%	9,198	—	—		—		41,955		41,955
		528,784	153,157	405,000		618,965		673,955		1,851,077
San Francisco
201 Haskins Way/South San Francisco	100%	152,333	315,000	—		—		—		315,000
Alexandria District for Science and Technology/Greater Stanford	100%	278,448	526,178	—		—		—		526,178
945 Market Street/Mission Bay/SoMa	99.5%	191,424	255,765	—		—		—		255,765
3160 Porter Drive/Greater Stanford	100%	28,759	92,147	—		—		—		92,147
88 Bluxome Street/Mission Bay/SoMa	100%	199,286	—	1,070,925	(2)	—		—		1,070,925
751 Gateway Boulevard/South San Francisco	100%	16,777	—	217,000		—		—		217,000
505 Brannan Street, Phase II/Mission Bay/SoMa	99.7%	18,124	—	—		165,000		—		165,000
960 Industrial Road/Greater Stanford	100%	105,116	—	—		587,000	(3)	—		587,000
3825 and 3875 Fabian Way/Greater Stanford	100%	—	—	—		250,000	(3)	228,000	(3)	478,000
East Grand Avenue/South San Francisco	100%	5,995	—	—		—		90,000		90,000
Gateway Boulevard/Greater Stanford	100%	1,744	—	—		—		31,000		31,000
Other value-creation projects	100%	40,465	—	—		191,000		25,000		216,000
		$1,038,471	1,189,090	1,287,925		1,193,000		374,000		4,044,015

(1)    We are seeking additional entitlements to increase the density of the site from its current 208,965 RSF.
(2) Includes a 488,899 RSF lease with Pinterest, Inc. which construction is expected to commence in 2020
(3)    Represents total square footage upon completion of development or redevelopment of a new Class A property. RSF presented includes rentable square footage of buildings currently in operation at properties for their inherent future development opportunities, with the intent to demolish the existing property upon expiration of the existing in-place leases and commencement of future construction. Refer to the definition of “Investments in Real Estate – Value-Creation Square Footage Currently in Rental Properties” in the “Non-GAAP Measures and Definitions” section under Item 7 in this annual report on Form 10-K for additional information.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment						Total
			Under Construction	Near-Term	Intermediate-Term		Future

New York City
Alexandria Center® – Long Island City/New York City	100%	$72,962	140,098	—	—		—		140,098
Alexandria Center® for Life Science – New York City/New York City	100%	28,262	—	—	550,000		—		550,000
47-50 30th Street/New York City	100%	27,120	—	—	135,938		—		135,938
219 East 42nd Street/New York City	100%	—	—	—	—		579,947	(1)	579,947
		128,344	140,098	—	685,938		579,947		1,405,983
San Diego
Campus Pointe by Alexandria/University Town Center	(2)	142,176	232,818	—	390,164		359,281	(3)	982,263
3115 Merryfield Row/Torrey Pines	100%	38,942	—	125,000	—		—		125,000
10931 and 10933 Torrey Pines Road/Torrey Pines	100%	—	—	—	242,000	(3)	—		242,000
University District/University Town Center	100%	—	—	—	400,000	(3)(4)	—		400,000
SD Tech by Alexandria/Sorrento Mesa	50%	30,435	—	—	332,000		388,000		720,000
Townsgate by Alexandria/Del Mar Heights	100%	20,036	—	—	185,000		—		185,000
5200 Illumina Way/University Town Center	51%	11,772	—	—	—		451,832		451,832
Vista Wateridge/Sorrento Mesa	100%	4,022	—	—	—		163,000		163,000
4045 and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	7,554	—	—	—		149,000	(3)	149,000
Other value-creation projects	100%	—	—	—	—		50,000		50,000
		254,937	232,818	125,000	1,549,164		1,561,113		3,468,095
Seattle
1165 Eastlake Avenue East/Lake Union	100%	53,931	100,086	—	—		—		100,086
1150 Eastlake Avenue East/Lake Union	100%	35,916	—	—	260,000		—		260,000
701 Dexter Avenue North/Lake Union	100%	42,185	—	—	217,000		—		217,000
601 Dexter Avenue North/Lake Union	100%	30,946	—	—	—		188,400	(3)	188,400
		$162,978	100,086	—	477,000		188,400		765,486

(1)    Includes 349,947 RSF in operation with an opportunity to either convert the existing office space into office/laboratory space through future redevelopment or to expand the building by an additional 230,000 RSF through ground-up development. The building is currently occupied by Pfizer Inc. with a remaining lease term of approximately five years.
(2)    Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section under Item 7 in this annual report on Form 10-K for additional information on our ownership interest.
(3)     Represents total square footage upon completion of development of a new Class A property. RSF presented includes rentable square footage of buildings currently in operation at properties for their inherent future development opportunities, with the intent to demolish the existing property upon expiration of the existing in-place leases and commencement of future construction. Refer to the definition of “Investments in Real Estate – Value-Creation Square Footage Currently in Rental Properties” in the “Non-GAAP Measures and Definitions” section under Item 7 in this annual report on Form 10-K for additional information.
(4)    Includes 140,398 RSF at the University District project in our University Town Center submarket, which is currently under evaluation for development, subject to future market conditions.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment				Total
				Under Construction	Near-Term	Intermediate-Term	Future

Maryland
704 Quince Orchard Road/Gaithersburg	56.8%	$—	(1)	41,098	—	—	—	41,098
9800 Medical Center Drive/Rockville	100%	34,390		176,832	—	—	64,000	240,832
9950 Medical Center Drive/Rockville	100%	27,129		84,264	—	—	—	84,264
14200 Shady Grove Road/Rockville	100%	25,902		—	—	290,000	145,000	435,000
		87,421		302,194	—	290,000	209,000	801,194
Research Triangle
Alexandria Center® for AgTech, Phase II/Research Triangle	100%	10,464		—	160,000	—	—	160,000
8 Davis Drive/Research Triangle	100%	4,751		—	150,000	70,000	—	220,000
6 Davis Drive/Research Triangle	100%	15,688		—	—	—	800,000	800,000
Other value-creation projects	100%	4,150		—	—	—	76,262	76,262
		35,053		—	310,000	70,000	876,262	1,256,262
Other value-creation projects	100%	3,842		—	—	—	122,800	122,800
Total		2,239,830		2,117,443	2,127,925	4,884,067	4,585,477	13,714,912	(2)

Pending acquisition/San Francisco	(3)	(3)		—	—	—	700,000	700,000
Mercer Mega Block/Lake Union	(3)	(3)		—	—	—	800,000	800,000
Key 2020 pending acquisitions		—		—	—	—	1,500,000	1,500,000
		$2,239,830		2,117,443	2,127,925	4,884,067	6,085,477	15,214,912

(1)
This property is held by an unconsolidated real estate joint venture. Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section under Item 7 in this annual report on Form 10-K for additional information on our ownership interest.

(2)
Total rentable square footage includes 1,525,116 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in Real Estate – Value-Creation Square Footage Currently in Rental Properties” in the “Non-GAAP Measures and Definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(3)	Refer to the “Acquisitions” subsection of this “Investments in Real Estate” section under this Item 2 for additional information.

Summary of capital expenditures

Our construction spending for the year ended December 31, 2019, consisted of the following (in thousands):

Year Ended
Construction Spending	December 31, 2019
Additions to real estate – consolidated projects	$1,224,541
Investments in unconsolidated real estate joint ventures	102,081
Contributions from noncontrolling interests	(9,156)
Construction spending (cash basis)(1)	1,317,466
Change in accrued construction	(24)
Construction spending	$1,317,442

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures.

The following table summarizes the total projected construction spending for the year ending December 31, 2020, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

	Year Ending
Projected Construction Spending	December 31, 2020
Development, redevelopment, and pre-construction projects	$1,414,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(24,000)
Generic laboratory infrastructure	166,000
Non-revenue-enhancing capital expenditures	44,000
Guidance midpoint	1,600,000
Guidance range	$1,550,000	–	1,650,000

Non-revenue-enhancing capital expenditures

The table below presents the average per RSF of property-related non-revenue-enhancing capital expenditures, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures(1)	Year Ended December 31, 2019		Recent Average Per RSF(2)
	Amount	Per RSF
Building improvements	$11,453	$0.47	$0.50

Tenant improvements and leasing costs:
Re-tenanted space	$32,912	$28.20	$22.74
Renewal space	16,310	12.95	13.43
Total tenant improvements and leasing costs/weighted average	$49,222	$20.28	$17.15

(1)	Excludes amounts that are recoverable from tenants, related to revenue-enhancing capital expenditures, or related to properties that have undergone redevelopment.

(2)	Represents the average for a five-year period from 2015 to 2019.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ARE.” On January 15, 2020, the last reported sales price per share of our common stock was $162.29, and there were 552 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.).

To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash flows available for distributions to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2019, we have paid full cumulative dividends on our preferred stock. As of December 31, 2019, we had no outstanding shares of preferred stock. Future distributions on our common stock will be determined by, and made at the discretion of, our Board of Directors and will depend on a number of factors, including actual cash available for distribution to our stockholders, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, restrictions under Maryland law, and such other factors as our Board of Directors deems relevant. We cannot assure our stockholders that we will make any future distributions.

Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this annual report on Form 10-K for information on securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. Refer to “Item 15. Exhibits and Financial Statement Schedules.”

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Operating Data:
Revenues:
Income from rentals	$1,516,864	$1,314,781	$1,122,325	$897,475	$817,887
Other income	14,432	12,678	5,772	24,231	25,587
Total revenues	1,531,296	1,327,459	1,128,097	921,706	843,474
Expenses:
Rental operations	445,492	381,120	325,609	278,408	261,232
General and administrative	108,823	90,405	75,009	63,884	59,621
Interest	173,675	157,495	128,645	106,953	105,813
Depreciation and amortization	544,612	477,661	416,783	313,390	261,289
Impairment of real estate	12,334	6,311	203	209,261	23,250
Loss on early extinguishment of debt	47,570	1,122	3,451	3,230	189
Total expenses	1,332,506	1,114,114	949,700	975,126	711,394
Equity in earnings (losses) of unconsolidated real estate JVs	10,136	43,981	15,426	(184)	1,651
Investment income	194,647	136,763	—	—	—
Gain on sales of real estate – rental properties	474	8,704	270	3,715	12,426
Income (loss) from continuing operations	404,047	402,793	194,093	(49,889)	146,157
(Loss) income from discontinued operations(1)	—	—	—	—	(43)
Gain on sales of real estate – land parcels	—	—	111	90	—
Net income (loss)	404,047	402,793	194,204	(49,799)	146,114
Net income attributable to noncontrolling interests	(40,882)	(23,481)	(25,111)	(16,102)	(1,897)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	363,165	379,312	169,093	(65,901)	144,217
Dividends on preferred stock	(3,204)	(5,060)	(7,666)	(20,223)	(24,986)
Preferred stock redemption charge	(2,580)	(4,240)	(11,279)	(61,267)	—
Net income attributable to unvested restricted stock awards	(6,386)	(6,029)	(4,753)	(3,750)	(2,364)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$350,995	$363,983	$145,395	$(151,141)	$116,867
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic
Continuing operations	$3.13	$3.53	$1.59	$(1.99)	$1.63
Discontinued operations(1)	—	—	—	—	—
Net income (loss) per share	$3.13	$3.53	$1.59	$(1.99)	$1.63
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted
Continuing operations	$3.12	$3.52	$1.58	$(1.99)	$1.63
Discontinued operations(1)	—	—	—	—	—
Net income (loss) per share	$3.12	$3.52	$1.58	$(1.99)	$1.63
Weighted-average shares of common stock outstanding – basic	112,204	103,010	91,546	76,103	71,529
Weighted-average shares of common stock outstanding – diluted	112,524	103,321	92,063	76,103	71,529
Dividends declared per share of common stock	$4.00	$3.73	$3.45	$3.23	$3.05

Balance Sheet Data (at year end):
Investments in real estate	$14,844,038	$11,913,693	$10,298,019	$9,077,972	$7,629,922
Total assets	$18,390,503	$14,464,956	$12,103,953	$10,354,888	$8,881,017
Total debt	$6,777,479	$5,478,255	$4,764,807	$4,164,025	$3,935,692
Total liabilities	$8,224,025	$6,570,242	$5,620,784	$4,972,610	$4,587,053
Redeemable noncontrolling interests	$12,300	$10,786	$11,509	$11,307	$14,218
Total equity	$10,154,178	$7,883,928	$6,471,660	$5,370,971	$4,279,746

(1)
Refer to Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information on discontinued operations.

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

	Year Ended December 31,
(Dollars in thousands, except per occupied RSF amounts)	2019	2018	2017	2016	2015
Other Data:
Net cash provided by operating activities	$683,857	$570,339	$450,882	$393,487	$342,551
Net cash used in investing activities	$3,641,320	$2,161,760	$1,737,126	$1,498,406	$716,505
Net cash provided by financing activities	$2,927,482	$1,588,433	$1,420,341	$1,093,775	$415,284
Number of properties – North America	291	237	213	199	191
RSF – North America (including development and redevelopment projects under construction)	29,098,433	24,587,438	21,981,133	19,869,729	18,874,070
Occupancy of operating properties – North America	96.8%	97.3%	96.8%	96.6%	97.2%
Occupancy of operating and redevelopment properties – North America	94.4%	95.1%	94.7%	95.7%	93.7%
Annual rental revenue per occupied RSF – North America	$51.04	$48.42	$48.01	$45.15	$41.17

Reconciliation of net income (loss) attributable to Alexandria’s common stockholders to funds from operations attributable to Alexandria’s common stockholders – diluted:
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$350,995	$363,983	$145,395	$(151,141)	$116,867
Depreciation and amortization of real estate assets	541,855	477,661	416,783	313,390	261,289
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(30,960)	(16,077)	(14,762)	(9,349)	(372)
Our share of depreciation and amortization from unconsolidated real estate JVs(1)	6,366	3,181	1,551	2,707	1,734
Gain on sales of real estate – rental properties	(474)	(8,704)	(270)	(3,715)	(12,426)
Our share of gain on sales of real estate from unconsolidated real estate JVs(1)	—	(35,678)	(14,106)	—	—
Gain on sales of real estate – land parcels	—	—	(111)	(90)	—
Impairment of real estate – rental properties	12,334	—	203	98,194	23,250
Assumed conversion of 7.00% Series D cumulative convertible preferred stock(2)	3,204	5,060	—	—	—
Allocation to unvested restricted stock awards	(5,904)	(5,961)	(2,920)	—	(1,758)
Funds from operations attributable to Alexandria’s common stockholders – diluted(3)	877,416	783,465	531,763	249,996	388,584
Unrealized gains on non-real estate investments	(161,489)	(99,634)	—	—	—
Realized gains on non-real estate investments	—	(14,680)	—	(4,361)	(13,109)
Impairment of real estate – land parcels	—	6,311	—	110,474	—
Impairment of non-real estate investments	17,124	5,483	8,296	3,065	—
Loss on early extinguishment of debt	47,570	1,122	3,451	3,230	189
Loss on early termination of interest rate hedge agreements	1,702	—	—	—	—
Our share of gain on early extinguishment of debt from unconsolidated real estate JVs(1)	—	(761)	—	—	—
Preferred stock redemption charge	2,580	4,240	11,279	61,267	—
Removal of assumed conversion of 7.00% Series D cumulative convertible preferred stock(2)	(3,204)	(5,060)	—	—	—
Allocation to unvested restricted stock awards	1,307	1,517	(321)	(2,356)	110
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted(3)	$783,006	$682,003	$554,468	$421,315	$375,774

(1)	Classified in equity in earnings of unconsolidated real estate joint ventures in our consolidated statements of operations under Item 15 in this annual report on Form 10-K.

(2)	Refer to “Weighted-Average Share of Common Stock Outstanding – Diluted” in the “Non-GAAP Measures and Definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(3)
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

Executive summary

Operating results

	Year Ended December 31,
	2019	2018
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$351.0	$364.0
Per share	$3.12	$3.52
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$783.0	$682.0
Per share	$6.96	$6.60

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items in the “Results of Operations” section under this Item 7 for additional information.

Celebrating our 25th Anniversary; an important milestone in company history

Since our initial launch in January 1994 as a garage startup with a strategic business plan, $19 million in Series A capital, and a unique vision to create a new kind of real estate company focused on serving the life science industry, we have grown into an investment-grade rated S&P 500® company, a recognized leader in life science cluster development, and a trusted partner to innovative companies, highly respected cities, and renowned institutions. From our initial public offering in May 1997 through December 31, 2019, we have generated a total shareholder return of 1,714% and a total market capitalization of $26.3 billion as of December 31, 2019.

A REIT industry-leading, high-quality tenant roster

•	50% of annual rental revenue from investment-grade or publicly traded large cap tenants.

•	Weighted-average remaining lease term of 8.1 years.

Continued growth in common stock dividend

Common stock dividend declared for the three months ended December 31, 2019 of $1.03 per common share, aggregating $4.00 per common share for the year ended December 31, 2019, up 27 cents, or 7%, over the year ended December 31, 2018; continuation of our strategy to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

Strong internal growth; highest leasing activity in our history and highest annual rental rate increases during the past 10 years

•	Total revenues of $1.5 billion, up 15.4%, for the year ended December 31, 2019, compared to $1.3 billion for the year ended December 31, 2018.

•	Continued strong internal growth; acquired vacancy from recent acquisitions provide opportunity to increase income from rentals and net operating income.

•	Net operating income (cash basis) of $951.8 million for the year ended December 31, 2019, increased by $121.2 million, or 14.6%, compared to the year ended December 31, 2018.

•	Same property net operating income growth of 3.1% and 7.1% (cash basis) for the year ended December 31, 2019, compared to the year ended December 31, 2018.

•
Continued strong leasing activity during 2019, representing the highest leasing activity in our history and rental rate growth over expiring rates on renewed and re-leased space during 2019, representing our highest annual rental rate increases during the past 10 years:

2019
Total leasing activity – RSF	5,062,722
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	2,427,108
Rental rate increases	32.2%
Rental rate increases (cash basis)	17.6%

Strong external growth; disciplined allocation of capital to visible, highly leased value-creation pipeline

•	Since the beginning of 2019, we have placed into service 2.1 million RSF of development and redevelopment projects, with weighted-average initial stabilized yields of 7.4% and 6.9% (cash basis).

•
Significant near-term growth of annual net operating income (cash basis), including our share of unconsolidated real estate joint ventures, of $55 million upon the burn-off of initial free rent on recently delivered projects.

•	We commenced development and redevelopment projects aggregating 1.9 million RSF during the year ended December 31, 2019.

•	During the year ended December 31, 2019, we leased 1.4 million RSF of development and redevelopment space.

Completed acquisitions

Refer to the “Acquisitions” subsection of the “Investments in Real Estate” section under “Item 2. Properties” in this annual report on Form 10-K for information on our opportunistic acquisitions.

Core operating metrics as of December 31, 2019

Percentage of annual rental revenue in effect from:
Investment-grade or publicly traded large cap tenants	50
Class A properties in AAA locations	76
Occupancy of operating properties in North America	96.8	(1)
Operating margin(2)	70
Adjusted EBITDA margin(2)	68	(3)
Weighted-average remaining lease term:
All tenants	8.1	years
Top 20 tenants	11.6	years

(1)
Includes 259,616 RSF, or 1.0%, of vacancy representing lease-up opportunities at properties recently acquired during the second half of 2019, primarily related to our SD Tech by Alexandria campus. Excluding these vacancies, occupancy of operating properties in North America would have been 97.8% as of December 31, 2019. Refer to the “Summary of Occupancy Percentages in North America” section under Item 2 in this annual report on Form 10-K for additional information.

(2)	Fourth quarter of 2019, annualized.

(3)	Represents an increase of 400 bps since the beginning of 2013.

Balance sheet management

Refer to the “Execution of Capital Strategy” section below under this Item 7 in this annual report on Form 10-K.

Industry leadership, strategic initiatives, and corporate responsibility

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

•
In April 2019, we announced the launch of a new strategic agricultural technology (agtech) business initiative and the opening of Phase I of the Alexandria Center® for AgTech – Research Triangle, the first and only fully integrated, amenity-rich, multi-tenant agtech R&D and greenhouse campus, in the heart of Research Triangle, the most important, dense, and diverse agtech cluster in the U.S. The campus opened with a 97% leased, 180,400 RSF first phase redevelopment at 5 Laboratory Drive.

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

•
In June 2019, we celebrated the opening of the first facilities within the tech-focused opioid rehabilitation campus in Dayton, Ohio. In partnership with Verily Life Sciences, LLC, we are leading the design and development of this 59,000 RSF state-of-the-art campus to provide a comprehensive model of care dedicated to the recovery of people suffering from opioid addiction.

•
In September 2019, we achieved the following in the 2019 GRESB Real Estate Assessment: (i) GRESB 5 Star Rating (out of 5 stars), (ii) our third consecutive “Green Star” designation, and (iii) our second consecutive “A” disclosure score.

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

•
In November 2019, Alexandria, in collaboration with academic institutions, research hospitals, and life science industry partners, including Harvard University, the Massachusetts Institute of Technology, FUJIFILM Diosynth Biotechnologies, and GE Healthcare Life Sciences, announced the launch of a first-of-its-kind consortium to catalyze advanced biological innovation and manufacturing in Greater Boston with an aim to treat, prevent, and cure diseases.

•
In January 2020, we announced our first national $100,000 AgTech Innovation Prize competition to recognize startup and early-stage agtech and foodtech companies that demonstrate novel approaches to addressing agriculture-, food-, and nutrition-related challenges.

•
In January 2020, Alexandria Venture Investments, the company’s venture capital arm, was recognized for a third consecutive year as the most active biopharma investor by new deal volume by Silicon Valley Bank in its “2020 Annual Report: Healthcare Investments and Exits.” Alexandria’s venture activity provides us with, among other things, mission-critical data and knowledge on innovations and trends.

•
Our philanthropy and volunteerism efforts provide mission-critical support to non-profit organizations doing meaningful work in areas of medical research, STEM education, military support services, and serving local communities. During 2019, our team members volunteered more than 4,500 hours to support over 250 non-profit organizations across the country.

•
We value both the health and wellness of our team members as well as supporting organizations on the leading edge of medical innovation. In November 2019, we were honored to support 59 of our team members who completed the 2019 New York City Marathon on behalf of Fred’s Team and raised approximately $360 thousand to support the mission-critical research at Memorial Sloan Kettering Cancer Center.

Subsequent events

•
As of the date of this report, we completed acquisitions of four properties in 2020 for an aggregate purchase price of $341.2 million, comprising 800,346 RSF of operating and redevelopment opportunities strategically located across multiple markets.

•
In January 2020, we formed a real estate joint venture with Boston Properties, Inc., in which we are targeting a 51% ownership interest over time. We are the managing member with the power to direct the activities that most significantly affect the economic performance of the joint venture, and will consolidate this joint venture pursuant to the applicable accounting standards. Our partner contributed three office buildings and land supporting 260,000 square feet of future development, and we contributed one office building, one office/laboratory building, one amenity building, at 701, 681, and 685 Gateway Boulevard, respectively, and land supporting 377,000 square feet of future development. This future mega campus in our South San Francisco submarket will aggregate 1.7 million RSF, approximately 50% of which represents future development and redevelopment opportunities.

•
In January 2020, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $155.00 per share, before underwriting discounts. We expect to settle these forward equity sales agreements in 2020, and receive proceeds of approximately $1.0 billion, to be further adjusted as provided in the sales agreements, which will fund pending and recently completed acquisitions and the construction of our highly leased development projects.

•	We expect to file a new ATM program in the first quarter of 2020.

Operating summary

Same Property Net Operating Income Growth	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Technology, and AgTech Campuses
	Increasing cash flows
	Percentage of leases containing annual rent escalations	95%
	Stable cash flows
	Percentage of triple net leases	97%
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	96%

Rental Rate Growth: Renewed/Re-Leased Space	Margins(2)

	Operating	Adjusted EBITDA
	70%	68%

(1)	Percentages calculated based on RSF as of December 31, 2019.

(2)	Represents percentages for the three months ended December 31, 2019.

Execution of capital strategy

During 2019, we continued to execute on many of the long-term components of our capital strategy. Some of our key accomplishments include the following:

2019 capital strategy

Key metrics as of December 31, 2019

•	$26.3 billion of total market capitalization

•	$19.5 billion of total equity capitalization

•	$2.4 billion of liquidity(1)

(1)	In January 2020, we entered into $1.0 billion of forward equity sales agreements. Including the outstanding forward equity agreements, we had proforma liquidity of $3.4 billion.

	As of December 31, 2019			Goal for Fourth Quarter of 2020, Annualized
	Quarter Annualized		Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.7x	(1)	6.1x	Less than or equal to 5.2x
Fixed-charge coverage ratio	4.2x		4.2x	Greater than 4.5x

(1)
Due to the timing of two acquisitions that closed in December 2019, we had a temporary 0.4x increase above our projected net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2019, annualized, for December 31, 2019. We remain committed to our guidance of net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2020, annualized, of less than or equal to 5.2x.

Value-creation pipeline of new Class A development and redevelopment projects as a percentage of gross investments in real estate	As of December 31, 2019
Under construction and 63% leased/negotiating	6%
Income-producing/potential cash flows/covered land play(1)	5%
Land	2%

(1)	Includes projects that have existing buildings which are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

Key capital events in 2019

•	We had the following dispositions and sales of partial interests in core Class A properties (dollars in millions, except per RSF):

			Interest Sold	Sales Price			Capitalization Rate (Cash)
Property	Submarket	RSF		Total	Per RSF
5200 Illumina Way	University Town Center	792,687	49%	$286.7	N/A	(1)	4.7%
75/125 Binney Street	Cambridge	388,270	60%	438.0	$1,880		4.3%
500 Forbes Boulevard	South San Francisco	155,685	90%	139.5	$996		4.4%
10260 Campus Point Drive and 4161 Campus Point Court	University Town Center	269,048	45%	36.0	N/A		N/A
6138/6150 Nancy Ridge Drive	Sorrento Mesa	56,698	100%	6.6	$117		N/A
		1,662,388		$906.8

(1) Represents $264.6 million, or $681 per RSF, for the operating buildings and $22.1 million, or $100 per RSF, for the developable land parcel. This transaction values 100% of the campus at $585.2 million and represents a value in excess of book basis aggregating $269.1 million.

•	Our issuances and repayments of debt included the following (dollars in millions):

	Date	Effective Interest Rate	Maturity Date	Principal Amount		Loss on Early Extinguishment of Debt
Issuances
Unsecured senior notes payable – green bond	March	4.03%	1/15/24	$200
Unsecured senior notes payable – green bond	March	3.96	4/15/26	350
Unsecured senior notes payable	March	4.93	4/15/49	300
Unsecured senior notes payable	July	3.48	8/15/31	750
Unsecured senior notes payable	July/Sept	3.91	2/1/50	700
Unsecured senior notes payable	Sept	2.87	12/15/29	400
Weighted average/total		3.77%	16.9 years	$2,700	(1)

Repayments of debt
Secured notes payable	Jan	8.15%	4/1/20	$107		$7.1
Secured construction loan	March	3.29	1/28/20	193		0.3
Unsecured senior notes payable	July/Aug	2.96	1/15/20	400		37.4
Unsecured senior notes payable	July/Aug	4.75	4/1/22	550
Unsecured senior bank term loan	July/Sept	3.62	1/2/25	350		2.8
Weighted average/total		4.11%	2.4 years	$1,600	(1)	$47.6

(1)
The remaining proceeds received from our debt issuances, after repayments of debt, were used to fund the construction of our value-creation pipeline and acquisitions completed during 2019. Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

•
In conjunction with the $350.0 million repayment of our unsecured senior bank term loan, during the three months ended September 30, 2019, we also terminated all of our interest rate hedge agreements aggregating $350.0 million with a weighted-average interest pay rate of 2.57% and reclassified the entire loss on our interest rate hedge agreements aggregating $1.7 million from accumulated other comprehensive loss into interest expense in our consolidated statements of operations.

•
In September 2019, we established a commercial paper program with the ability to issue up to $750.0 million of commercial paper notes with a maximum maturity of 397 days from the date of issue. Our commercial paper program is backed by our $2.2 billion unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance on our commercial paper program. We use borrowings under the program to fund short-term capital needs. As of December 31, 2019, we had no borrowings outstanding under our commercial paper program.

•	During the year ended December 31, 2019, we issued 8.7 million shares of common stock and received net proceeds of $1.2 billion, as follows:

•
Issued an aggregate of 8.1 million shares of common stock, at a weighted-average price of $139.32 per share, for aggregate proceeds (net of underwriters’ discounts) of approximately $1.1 billion. During the year ended December 31, 2019, we incurred initial issuance costs aggregating $700 thousand in connection with these forward equity sales agreements.

•
Issued 602,484 shares of common stock under our ATM program, at a weighted-average price of $145.58 per share, for net proceeds of $86.1 million, during the three months ended June 30, 2019. As of December 31, 2019, we had approximately $22.5 million of gross proceeds available to be issued under our ATM program.

•	The proceeds were used to fund construction projects and 2019 acquisitions completed prior to December 2019.

•
During the year ended December 31, 2019, we repurchased, in privately negotiated transactions, 275,000 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $9.2 million, or $33.60 per share, and recognized a preferred stock redemption charge of $2.6 million.

•
In September 2019, we elected to convert the remaining 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock. The Series D Convertible Preferred Stock became eligible for mandatory conversion at our discretion, at a set conversion rate of 0.2513 shares of common stock to one share of preferred stock, upon our common stock price exceeding $149.46 per share for the specified period of time required to cause the mandatory conversion. In October 2019, we converted the Series D Convertible Preferred Stock into 578 thousand shares of common stock. This conversion was accounted for as an equity transaction, and we did not recognize a gain or loss. As of December 31, 2019, we had no outstanding shares of Series D Convertible Preferred Stock.

Investments

We carry our investments in publicly traded companies and certain privately held entities at fair value. During the year ended December 31, 2019, we had investment income of $194.6 million, comprising $50.3 million in realized gains, $17.1 million in impairments related to non-real estate investments in privately held entities, and $161.5 million in unrealized gains.

2020 Capital strategy

During 2020, we intend to continue to execute our capital strategy to achieve further improvements to our credit rating, which will allow us to further improve our cost of capital and continue our disciplined approach to capital allocation. For further information, refer to the “Projected Results” section below under this Item 7 in this annual report on Form 10-K.

Consistent with 2019, our capital strategy for 2020 includes the following elements:

•	Allocate capital to Class A properties located in collaborative life science, technology, and agtech campuses in AAA urban innovation clusters;

•	Continue to improve our credit profile;

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

Improved cost of capital

As part of our capital strategy to continue strengthening our credit profile, we expect to complete and place into service development and redevelopment projects currently under construction, which we expect will deliver significant incremental EBITDA. The expected growth in our EBITDA in 2020 and beyond should allow us to obtain debt funding on a leverage-neutral basis and provide significant capital to fund our development and redevelopment projects. Additionally, the resulting expected improvement in our balance sheet leverage ratio should allow us to access diverse sources of capital, strengthen our credit profile, and reduce our cost of capital. In addition, we expect to continue to maintain a significant proportion of unencumbered net operating income. For the year ended December 31, 2019, our unencumbered net operating income as a percentage of total net operating income was 94%.

Investments

We present our equity investments at fair value whenever fair value or NAV is readily available. Adjustments for our limited partnership investments represent changes in reported NAV as a practical expedient to estimate fair value. For investments without readily available fair values, we adjust the carrying amount whenever such investments have an observable price change, and further adjustments are not made until another price change, if any, is observed. Refer to Note 7 – “Investments” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

	December 31, 2019
(In thousands)	Three Months Ended		Year Ended		Year Ended December 31, 2018
Realized gains	$4,399	(1)	$33,158	(1)	$37,129	(2)
Unrealized gains	148,268		161,489		99,634
Investment income	$152,667		$194,647		$136,763

Investments	Cost	Adjustments		Carrying Amount
Fair value:
Publicly traded companies	$148,109	$170,528	(3)	$318,637
Entities that report NAV	271,276	162,626		433,902

Entities that do not report NAV:
Entities with observable price changes since 1/1/18	42,045	68,489		110,534
Entities without observable price changes	277,521	—		277,521
December 31, 2019	$738,951	$401,643		$1,140,594

September 30, 2019	$737,078	$253,376		$990,454

(1)
Includes realized gains for the three months and year ended December 31, 2019, of $14.4 million and $50.3 million, respectively, and impairments related to non-real estate investments in privately held entities of $10.0 million and $17.1 million, respectively.

(2)
Includes realized gains of $14.7 million related to two publicly traded non-real estate investments and impairment of $5.5 million primarily related to one non-real estate investment in a privately held entity. Excluding these gains and impairment, our realized gains on non-real estate investments were $27.9 million for the year ended December 31, 2018.

(3)	Includes gross unrealized gains and losses of $197.3 million and $26.8 million, respectively.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K. We believe such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt, gains or losses on early termination of interest rate hedge agreements, and preferred stock redemption charges are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments and impairments of real estate and non-real estate investments are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decline below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure, for current periods are described in further detail under this Item 7 in this annual report on Form 10-K. Items included in net income attributable to Alexandria’s common stockholders were as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2019	2018	2019	2018
	Amount		Per Share – Diluted
Gains on non-real estate investments(1):
Unrealized	$161.5	$99.6	$1.44	$0.96
Realized	—	14.7	—	0.14
Gain on sales of real estate	0.5	44.4	—	0.43
Impairment of:
Real estate(2)	(12.3)	(6.3)	(0.11)	(0.06)
Non-real estate investments(1)	(17.1)	(5.5)	(0.15)	(0.05)
Early extinguishment of debt:
Loss(3)	(47.6)	(1.1)	(0.42)	(0.01)
Our share of gain	—	0.8	—	0.01
Loss on early termination of interest rate hedge agreements	(1.7)	—	(0.02)	—
Preferred stock redemption charge(4)	(2.6)	(4.2)	(0.02)	(0.04)
Allocation to unvested restricted stock awards	—	(2.2)	—	(0.02)
Total	$80.7	$140.2	$0.72	$1.36
Weighted-average shares of common stock outstanding for calculation of EPS – diluted			112.5	103.3

(1)	Refer to Note 7 – “Investments” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for more information.

(2)	Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for more information.

(3)	Refer to Note 10 – “Secured and Unsecured Senior Debt” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for more information.

(4)	Refer to Note 16 – “Stockholders’ Equity” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for more information.

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For more information on the determination of our Same Properties portfolio, refer to the definition of “Same Property Comparisons” in the “Non-GAAP Measures and Definitions” section under this Item 7 in this annual report on Form 10-K. The following table presents information regarding our Same Properties as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Percentage change in net operating income over comparable period from prior year	3.1%	3.7%
Percentage change in net operating income (cash basis) over comparable period from prior year	7.1%	9.2%
Operating margin	71%	71%
Number of Same Properties	192	185
RSF	18,519,783	17,221,297
Occupancy – current-period average	96.6%	96.6%
Occupancy – same-period prior-year average	96.3%	96.1%

The following table reconciles the number of Same Properties to total properties for the year ended December 31, 2019:

Development – under construction	Properties
9800 Medical Center Drive	1
9950 Medical Center Drive	1
Alexandria District for Science and Technology	2
201 Haskins Way	1
1165 Eastlake Avenue East	1
4150 Campus Point Court	1
7
Development – placed into service after January 1, 2018	Properties
100 Binney Street	1
399 Binney Street	1
213 East Grand Avenue	1
279 East Grand Avenue	1
188 East Blaine Street	1
5
Redevelopment – under construction	Properties
Alexandria Center® – Long Island City	1
945 Market Street	1
3160 Porter Drive	1
The Arsenal on the Charles	4
7
Redevelopment – placed into service after January 1, 2018	Properties
9625 Towne Centre Drive	1
Alexandria PARC	4
681 and 685 Gateway Boulevard	2
9900 Medical Center Drive	1
266 and 275 Second Avenue	2
Alexandria Center® for AgTech, Phase I	1
11

Acquisitions after January 1, 2018	Properties
100 Tech Drive	1
219 East 42nd Street	1
Summers Ridge Science Park	4
2301 5th Avenue	1
9704, 9708, 9712, and 9714 Medical Center Drive	4
9920 Belward Campus Drive	1
21 Firstfield Road	1
25, 35, 45, 50, and 55 West Watkins Mill Road	5
10260 Campus Point Drive and 4161 Campus Point Court	2
3170 Porter Drive	1
Shoreway Science Center	2
3911, 3931, and 4075 Sorrento Valley Boulevard	3
260 Townsend Street	1
5 Necco Street	1
601 Dexter Avenue North	1
4224/4242 Campus Point Court and 10210 Campus Point Drive	3
3825 and 3875 Fabian Way	2
SD Tech by Alexandria	10
The Arsenal on the Charles	7
Other	9
	60

Unconsolidated real estate JV	6
Properties held for sale	3
Total properties excluded from Same Properties	99
Same Properties	192	(1)
Total properties in North America as of December 31, 2019	291

(1)
Includes 9880 Campus Point Drive and 3545 Cray Court. The 9880 Campus Point Drive building was occupied through January 2018 and is currently in active development, and 3545 Cray Court is currently undergoing renovations.

Comparison of results for the year ended December 31, 2019, to the year ended December 31, 2018

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2019, compared to the year ended December 31, 2018. Refer to the “Non-GAAP Measures and Definitions” section under this Item 7 in this annual report on Form 10-K for definitions of “Tenant Recoveries” and “Net Operating Income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively. We provide a comparison of the results for the year ended December 31, 2018 to the year ended December 31, 2017, including a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2018, compared to the year ended December 31, 2017, within the “Results of Operations” section in Item 7 of our annual report on Form 10-K for the year ended December 31, 2018.

	Year Ended December 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Income from rentals:
Same Properties	$927,077	$897,522	$29,555	3.3%
Non-Same Properties	238,711	113,196	125,515	110.9
Rental revenues	1,165,788	1,010,718	155,070	15.3

Same Properties	299,325	281,092	18,233	6.5
Non-Same Properties	51,751	22,971	28,780	125.3
Tenant recoveries	351,076	304,063	47,013	15.5

Income from rentals	1,516,864	1,314,781	202,083	15.4

Same Properties	448	298	150	50.3
Non-Same Properties	13,984	12,380	1,604	13.0
Other income	14,432	12,678	1,754	13.8

Same Properties	1,226,850	1,178,912	47,938	4.1
Non-Same Properties	304,446	148,547	155,899	104.9
Total revenues	1,531,296	1,327,459	203,837	15.4

Same Properties	353,431	332,051	21,380	6.4
Non-Same Properties	92,061	49,069	42,992	87.6
Rental operations	445,492	381,120	64,372	16.9

Same Properties	873,419	846,861	26,558	3.1
Non-Same Properties	212,385	99,478	112,907	113.5
Net operating income	$1,085,804	$946,339	$139,465	14.7%

Net operating income – Same Properties	$873,419	$846,861	$26,558	3.1%
Straight-line rent revenue	(55,393)	(79,475)	24,082	(30.3)
Amortization of acquired below-market leases	(7,249)	(10,196)	2,947	(28.9)
Net operating income – Same Properties (cash basis)	$810,777	$757,190	$53,587	7.1%

Income from rentals
Total income from rentals for the year ended December 31, 2019, increased by $202.1 million, or 15.4%, to $1.5 billion, compared to $1.3 billion for the year ended December 31, 2018, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the year ended December 31, 2019, increased by $155.1 million, or 15.3%, to $1.2 billion, compared to $1.0 billion for the year ended December 31, 2018. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $125.5 million related to 1.6 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2018, and 60 operating properties aggregating 4.5 million RSF acquired subsequent to January 1, 2018.

Rental revenues from our Same Properties for the year ended December 31, 2019, increased by $29.6 million, or 3.3%, to $927.1 million, compared to $897.5 million for the year ended December 31, 2018. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2018 and an increase in Same Properties’ occupancy to 96.6% for the year ended December 31, 2019, from 96.3% for the year ended December 31, 2018. Refer to the “Leasing Activity” section under Item 2 in this annual report on Form 10-K for additional information.

Tenant recoveries

Tenant recoveries for the year ended December 31, 2019, increased by $47.0 million, or 15.5%, to $351.1 million, compared to $304.1 million for the year ended December 31, 2018. This increase is relatively consistent with the increase in our rental operating expenses of $64.4 million, or 16.9%, as discussed under “Rental Operations” below. Same Properties’ tenant recoveries for the year ended December 31, 2019, increased by $18.2 million, or 6.5%, primarily due to the increase in recoverable operating expenses for the year ended December 31, 2019, as discussed below. As of December 31, 2019, 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income
Other income for the years ended December 31, 2019 and 2018, was $14.4 million and $12.7 million, respectively, primarily consisting of construction management fees and interest income earned during each respective period.

Rental operations
Total rental operating expenses for the year ended December 31, 2019, increased by $64.4 million, or 16.9%, to $445.5 million, compared to $381.1 million for the year ended December 31, 2018. Approximately $43.0 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties, primarily related to 1.6 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2018, and 60 operating properties aggregating 4.5 million RSF acquired subsequent to January 1, 2018.

Same Properties’ rental operating expenses increased by $21.4 million, or 6.4%, to $353.4 million during the year ended December 31, 2019, compared to the $332.1 million for the year ended December 31, 2018. Approximately $6.9 million of the increase was due to the higher tax expense stemming from a new 3.5% gross receipts tax on rental revenues by the city of San Francisco that went into effect on January 1, 2019, and an increase in property tax expense resulting from higher assessed values of certain of our properties in Greater Boston. The remaining $14.5 million increase was mainly a result of the higher repairs and maintenance expenses, payroll, and additional contract services incurred during the year ended December 31, 2019.

General and administrative expenses
General and administrative expenses for the year ended December 31, 2019, increased by $18.4 million, or 20.4%, to $108.8 million, compared to $90.4 million for the year ended December 31, 2018. Approximately $5 million of the increase reflects incremental leasing costs recognized in expense in the current period, resulting from our adoption of a new accounting standard on leases on January 1, 2019. For a detailed discussion related to this new standard, refer to the “Lease Accounting” section in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K.

The remaining increase of approximately $13.4 million of general and administrative expenses was due to a 35.9% increase in our employee headcount since January 1, 2018, to accommodate the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2018, as discussed under “Income from Rentals” above. As a percentage of net operating income, our general and administrative expenses for the years ended December 31, 2019 and 2018, were 10.0% and 9.6%, respectively.

Interest expense
Interest expense for the years ended December 31, 2019 and 2018, consisted of the following (dollars in thousands):

	Year Ended December 31,
Component	2019	2018	Change
Interest incurred	$262,238	$223,715	$38,523
Capitalized interest	(88,563)	(66,220)	(22,343)
Interest expense	$173,675	$157,495	$16,180

Average debt balance outstanding(1)	$6,416,773	$5,513,958	$902,815
Weighted-average annual interest rate(2)	4.1%	4.1%	—%

(1)	Represents the average debt balance outstanding during the respective periods.

(2)	Represents total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the year ended December 31, 2019, compared to the year ended December 31, 2018, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$650 million unsecured senior notes payable – green bond	4.03%	June 2018/ March 2019	$13,857
$750 million unsecured senior notes payable	3.48%	July 2019	11,708
$300 million unsecured senior notes payable	4.93%	March 2019	11,323
$700 million unsecured senior notes payable	3.91%	July/September 2019	11,108
$350 million unsecured senior notes payable – green bond	3.96%	March 2019	10,386
$450 million unsecured senior notes payable	4.81%	June 2018	10,003
$400 million unsecured senior notes payable	2.87%	September 2019	3,349
Fluctuations in interest rate and average balance:
Commercial paper program			2,937
Reclassification of losses related to termination of interest rate hedge agreements			1,702	(2)
Higher rates for interest rate hedge agreements in effect			3,134
Total increases			79,507
Decreases in interest incurred due to:
Repayments of debt:
$550 million unsecured senior notes payable	4.75%	July/August 2019	(10,931)
$400 million unsecured senior notes payable	2.96%	July/August 2019	(4,905)
Secured construction loan	3.29%	March 2019	(7,288)
Secured notes payable	8.15%	January 2019	(8,337)
Unsecured senior bank term loans	Various	Various	(8,057)
Fluctuations in interest rate and average balance:
Unsecured senior line of credit			(1,007)
Other decrease in interest			(459)
Total decreases			(40,984)
Change in interest incurred			38,523
Increase in capitalized interest			(22,343)
Total change in interest expense			$16,180

(1)	Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

(2)
During the year ended December 31, 2019, we terminated all of our interest rate hedge agreements aggregating $350.0 million and reclassified a loss of $1.7 million from accumulated other comprehensive loss into interest expense. Refer to Note 11 – “Interest Rate Hedge Agreements” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

In anticipation of LIBOR cessation at the end of 2021, we have been actively reducing LIBOR-based borrowings outstanding on our loans. As of December 31, 2019, our only outstanding LIBOR-based debt, excluding debt held by our unconsolidated joint ventures, included an outstanding balance of $384.0 million on our unsecured senior line of credit, which represented approximately 6% of our total debt balance outstanding as of December 31, 2019.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2019, increased by $67.0 million, or 14.0%, to $544.6 million, compared to $477.7 million for the year ended December 31, 2018. The increase is primarily due to additional depreciation from 1.6 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2018, and 60 operating properties aggregating 4.5 million RSF acquired subsequent to January 1, 2018.

Investment income

During the year ended December 31, 2019, we recognized investment income of $194.6 million, which included $33.2 million of realized gains and $161.5 million of unrealized gains. Realized gains consisted of $50.3 million of realized gains, partially offset by impairment charges of $17.1 million related to investments in privately held entities that do not report NAV. Unrealized gains of $161.5 million during the year ended December 31, 2019, primarily consisted of increases in fair values of our investments in publicly traded companies. For more information about our investments, refer to Note 7 – “Investments” to our consolidated financial statements under Item 15 in this annual report Form 10-K. For our impairments accounting policy, refer to the “Investments” section in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 in this annual report From 10-K.

During the year ended December 31, 2018, we recognized investment income aggregating $136.7 million, which included $37.1 million of realized gains and $99.6 million of unrealized gains. Realized gains consisted of $42.6 million of realized gains, partially offset by impairment charges of $5.5 million related to investments in privately held entities that do not report NAV. Unrealized gains of $99.6 million during the year ended December 31, 2018, primarily consisted of observable price increases in our equity investments in privately held entities that do not report NAV aggregating $64.1 million, increases in fair values of our investments in privately held entities that report NAV aggregating $22.4 million, and increases in fair values of our investments in publicly traded companies aggregating $13.1 million.

Sales of real estate assets and impairment charges

During the three months ended June 30, 2019, we classified as held for sale our property at 6138/6150 Nancy Ridge Drive aggregating 56,698 RSF, located in our Sorrento Mesa submarket. In December 2019, we completed the sale of the property for a sales price of $6.6 million, or $117 per RSF, and recognized a gain of $474 thousand.

During the three months ended December 31, 2019, we decided to sell two of our real estate assets aggregating 123,862 RSF located in non-cluster markets to allow for reinvestment of this capital into our highly leased value-creation pipeline. Upon classification as held for sale, we recognized impairment charges aggregating $12.3 million to lower the carrying amounts of these real estate assets to their respective estimated fair value less cost to sell. For additional information, refer to Note 19 – “Assets Classified as Held for Sale” to our consolidated financial statements under Item 15 in this annual report on Form 10-K.

During the year ended December 31, 2018, we recognized an impairment of real estate of $6.3 million related to one land parcel located in Northern Virginia that was classified as held for sale and was subsequently sold during 2018 for a sales price of $6.0 million with no gain or loss.

Loss on early extinguishment of debt

During the year ended December 31, 2019, we repaid early one secured note payable aggregating $106.7 million, which was originally due in 2020 and bore interest at 7.75%, and recognized a loss on early extinguishment of debt of $7.1 million, including the write-off of unamortized loan fees. Additionally during the year ended December 31, 2019, we repaid early the remaining outstanding balance of $193.1 million under our secured construction loan related to 50/60 Binney Street and recognized a loss on early extinguishment of debt of $269 thousand. During the year ended December 31, 2019, we also repaid outstanding balance of our unsecured senior bank term loan of $350.0 million and refinanced an aggregate of $950.0 million of unsecured senior notes payable which included $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due 2022. As a result, we recognized losses of $40.2 million related to the early extinguishment of debt, including the write-off of unamortized loan fees.

During the year ended December 31, 2018, we amended our unsecured senior line of credit and our unsecured senior bank term loan to, among other changes, extend the maturity dates of each to January 28, 2024. We recognized a loss on early extinguishment of debt of approximately $634 thousand related to the write-off of unamortized loan fees associated with these amendments. In addition, during the year ended December 31, 2018, we repaid the remaining $200.0 million and $150.0 million outstanding balances under our 2019 unsecured senior bank term loan and one secured construction loan, respectively, and recognized a loss on early extinguishment of debt of $189 thousand and $299 thousand, respectively, related to the write-off of unamortized loan fees.

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

Preferred stock redemption charge

During the year ended December 31, 2019, we repurchased, in privately negotiated transactions, 275,000 outstanding shares of our Series D Convertible Preferred Stock and recognized a preferred stock redemption charge of $2.6 million. In September 2019, we elected to convert the remaining 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock. The Series D Convertible Preferred Stock became eligible for mandatory conversion at our discretion, at a set conversion rate of 0.2513 shares of common stock to one share of preferred stock, upon our common stock price exceeding $149.46 per share for the specified period of time required to cause the mandatory conversion. In October 2019, we converted the Series D Convertible Preferred Stock into 578 thousand shares of common stock. This conversion was accounted for as an equity transaction, and we did not recognize a gain or loss. As of December 31, 2019, we had no outstanding shares of Series D Convertible Preferred Stock.

During the year ended December 31, 2018, we repurchased, in privately negotiated transactions, 402,000 outstanding shares of our Series D Convertible Preferred Stock and recognized a preferred stock redemption charge of $4.2 million.

Inflation

We do not believe that our revenues and earnings from real estate operations are subject to significant risks from inflation. Refer to the “Inflation” subsection of the “Cash Flows” section under this Item 7 for additional information.

Projected results

Based on our current view of existing market conditions and certain current assumptions, we present guidance for EPS attributable to Alexandria’s common stockholders – diluted and funds from operations per share attributable to Alexandria’s common stockholders – diluted for the year ending December 31, 2020, as set forth in the table below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable GAAP measure, to funds from operations per share, non-GAAP measure, and other key assumptions included in our updated guidance for the year ending December 31, 2020. There can be no assurance that actual amounts will be materially higher or lower than these expectations. Refer to our discussion of “Forward-Looking Statements” under this Item 1A.

Guidance
Summary of Key Changes in Guidance	As of 2/3/20	As of 1/6/20
Occupancy percentage in North America as of December 31, 2020(1)	95.4% to 96.0%	95.7% to 96.3%

Projected 2020 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
Earnings per share(2)	$2.17 to $2.37
Depreciation and amortization of real estate assets	5.15
Allocation of unvested restricted stock awards	(0.04)
Funds from operations per share(3)	$7.28 to $7.48
Midpoint	$7.38

(1)
The 0.3% reduction in occupancy guidance is attributable to vacancy aggregating 71,016 RSF representing lease-up opportunities at one acquisition completed in January 2020. Refer to the “Summary of Occupancy Percentages in North America” section under Item 2 in this annual report on Form 10-K for additional information.

(2)	Excludes unrealized gains or losses after December 31, 2019, that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.

(3)
Calculated in accordance with standards established by the Advisory Board of Governors of Nareit (the “Nareit Board of Governors”). Refer to the definition of “Funds From Operations and Funds From Operations, As Adjusted, Attributable to Alexandria’s Common Stockholders” in the “Non-GAAP Measures and Definitions” section under this Item 7 in this annual report on Form 10-K for additional information.

Key Assumptions(1) (Dollars in millions)	2020 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2020(2)	95.4%	96.0%

Lease renewals and re-leasing of space:
Rental rate increases	28.0%	31.0%
Rental rate increases (cash basis)	14.0%	17.0%

Same property performance:
Net operating income increase	1.5%	3.5%
Net operating income increase (cash basis)	5.0%	7.0%

Straight-line rent revenue	$113	$123
General and administrative expenses	$121	$126
Capitalization of interest	$108	$118
Interest expense	$169	$179

(1)
The completion of our development and redevelopment projects will result in an increase in interest expense and other project costs, because these project costs will no longer qualify for capitalization and will therefore be expensed as incurred. Our key assumptions, included in the tables above, and are subject to a number of variables and uncertainties, including those discussed under Item 1A and this Item 7 in this annual report on Form 10-K. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

(2)
The 0.3% reduction in occupancy guidance is attributable to vacancy aggregating 71,016 RSF representing lease-up opportunities at one acquisition completed in January 2020. Refer to the “Summary of Occupancy Percentages in North America” section under Item 2 in this annual report on Form 10-K for additional information.

Key Credit Metrics	2020 Guidance
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2020, annualized	Less than or equal to 5.2x
Fixed-charge coverage ratio – fourth quarter of 2020, annualized	Greater than 4.5x

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share
225 Binney Street/Greater Boston/Cambridge	70.0%
75/125 Binney Street/Greater Boston/Cambridge	60.0%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	40.0%
1500 Owens Street/San Francisco/Mission Bay/SoMa	49.9%
500 Forbes Boulevard/San Francisco/South San Francisco	90.0%
Campus Pointe by Alexandria/San Diego/University Town Center(2)	45.0%
5200 Illumina Way/San Diego/University Town Center	49.0%
9625 Towne Centre Drive/San Diego/University Town Center	49.9%
SD Tech by Alexandria/San Diego/Sorrento Mesa	50.0%

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(3)
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	10.0%
Menlo Gateway/San Francisco/Greater Stanford	49.0%
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(4)
704 Quince Orchard Road/Maryland/Gaithersburg	56.8%	(4)

(1)	In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in six other joint ventures in North America.

(2)	Excludes 9880 Campus Point Drive in our University Town Center submarket.

(3)	In addition to the unconsolidated real estate joint ventures listed, we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.

(4)	Represents our ownership interest; our voting interest is limited to 50%.

Our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms as of December 31, 2019 (dollars in thousands):

		Maturity Date	Stated Interest Rate	Interest Rate(1)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share				Debt Balance(2)	Remaining Commitments
1401/1413 Research Boulevard	65.0%	5/17/20	L+2.50%	5.18%	$26,158	$2,619
1655 and 1725 Third Street(3)	10.0%	6/29/21	L+3.70%	5.41%	309,275	65,725
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	3.94%	9,172	5,709
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%	56,321	99,529
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%	142,101	—
					$543,027	$173,582

(1)	Includes interest expense and amortization of loan fees.

(2)	Represents outstanding principal, net of unamortized deferred financing costs, as of December 31, 2019.

(3)
This unconsolidated joint venture is in the process of refinancing this loan to, among other changes, extend the maturity date and fix the interest rate. We expect to complete the refinancing next quarter.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	December 31, 2019		December 31, 2019
	Three Months Ended	Year Ended	Three Months Ended	Year Ended
Total revenues	$32,629	$97,989	$10,388	$22,710
Rental operations	(8,935)	(26,675)	(1,174)	(3,070)
	23,694	71,314	9,214	19,640
General and administrative	(127)	(347)	(67)	(158)
Interest	—	—	(1,668)	(2,980)
Depreciation and amortization	(10,176)	(30,960)	(2,702)	(6,366)
Fixed returns allocated to redeemable noncontrolling interests(1)	221	875	—	—
	$13,612	$40,882	$4,777	$10,136

Straight-line rent and below-market lease revenue	$1,948	$5,347	$5,843	$10,172
Funds from operations(2)	$23,788	$71,842	$7,479	$16,502

(1)
Represents an allocation of joint venture earnings to redeemable noncontrolling interests primarily in one property in our South San Francisco submarket. These redeemable noncontrolling interests earn a fixed return on their investment rather than participate in the operating results of the property.

(2)
Refer to the definition of “Funds From Operations and Funds From Operations, As Adjusted, Attributable to Alexandria’s Common Stockholders” in the “Non-GAAP Measures and Definitions” section under this Item 7 for the definition and the reconciliation from the most directly comparable GAAP measure.

	December 31, 2019
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$1,186,585	$466,334
Cash, cash equivalents, and restricted cash	40,128	7,865
Other assets	142,669	41,741
Secured notes payable	—	(149,240)
Other liabilities	(68,730)	(19,810)
Redeemable noncontrolling interests	(12,300)	—
	$1,288,352	$346,890

During the years ended December 31, 2019 and 2018, our consolidated joint ventures distributed an aggregate of $48.2 million and $30.7 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

Liquidity

Net Debt and Preferred Stock to Adjusted EBITDA(1)	Significant Availability on Unsecured Senior Line of Credit
	(in millions)

5.5x
5.7x(2)
≤5.2x(2)
12/31/18
12/31/19
12/31/20
Goal

Fixed-Charge Coverage Ratio(1)	Liquidity(3)
	$2.4B

	(In millions)
	Availability under our $2.2 billion unsecured senior line of credit	$1,816
	Cash, cash equivalents, and restricted cash	243
	Investments in publicly traded companies	319
		$2,378	(4)

(1)	Quarter annualized.

(2)
Due to the timing of two acquisitions that closed in December 2019, we had a temporary 0.4x increase above our target for December 31, 2019 in our net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2019, annualized. We remain committed to our guidance for net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2020, annualized, of less than or equal to 5.2x.

(3)	As of December 31, 2019.

(4)	In January 2020, we entered into $1.0 billion of forward equity sales agreements. Including the outstanding forward equity agreements, we had proforma liquidity of $3.4 billion.

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, repurchases/redemptions of preferred stock, and payment of dividends through net cash provided by operating activities, periodic asset sales, strategic real estate joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our unsecured senior line of credit, commercial paper program, and issuance of additional debt and/or equity securities.

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

•	Maintain commitment to long-term capital to fund growth;

•	Maintain prudent laddering of debt maturities;

•	Maintain solid credit metrics;

•	Maintain significant balance sheet liquidity;

•	Mitigate variable-rate debt exposure through the reduction of short-term and medium-term variable-rate bank debt;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund common stock dividends and distributions to noncontrolling interests from net cash provided by operating activities;

•	Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate; and

•	Maintain high levels of pre-leasing and percentage leased in value-creation projects.

The following table presents the availability under our unsecured senior line of credit less amounts outstanding on our commercial paper program; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of December 31, 2019 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit	L+0.825%	$2,200,000	$384,000	$1,816,000
Cash, cash equivalents, and restricted cash				242,689
Investments in publicly traded companies				318,637
Total liquidity				$2,377,326

Refer to Note 10 – “Secured and Unsecured Senior Debt” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for a discussion of our secured construction loans.

Cash, cash equivalents, and restricted cash

As of December 31, 2019 and December 31, 2018, we had $242.7 million and $272.1 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, cash flows from operating activities, proceeds from real estate asset sales, non-real estate investment sales, borrowings under our unsecured senior line of credit and commercial paper program, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	Change
Net cash provided by operating activities	$683,857	$570,339	$113,518
Net cash used in investing activities	$(3,641,320)	$(2,161,760)	$(1,479,560)
Net cash provided by financing activities	$2,927,482	$1,588,433	$1,339,049

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the year ended December 31, 2019, increased to $683.9 million, compared to $570.3 million for the year ended December 31, 2018. This increase was primarily attributable to (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2018, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2018.

Investing activities

Cash used in investing activities for the years ended December 31, 2019 and 2018, consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	Increase (Decrease)
Sources of cash from investing activities:
Sales of non-real estate investments	$147,332	$103,679	$43,653
Return of capital from unconsolidated real estate joint ventures	14	68,592	(68,578)
Proceeds from sales of real estate	6,619	20,190	(13,571)
	153,965	192,461	(38,496)
Uses of cash for investing activities:
Purchases of real estate	2,259,778	1,037,180	1,222,598
Additions to real estate	1,224,541	927,168	297,373
Deposits for investing activities	18,107	2,000	16,107
Acquisitions of interest in unconsolidated real estate joint ventures	—	35,922	(35,922)
Investments in unconsolidated real estate joint ventures	102,081	116,008	(13,927)
Additions to non-real estate investments	190,778	235,943	(45,165)
	3,795,285	2,354,221	1,441,064

Net cash used in investing activities	$3,641,320	$2,161,760	$1,479,560

The change in net cash used in investing activities for the year ended December 31, 2019, is primarily due to an increased use of cash for property acquisitions and for investments in unconsolidated real estate joint ventures, partially offset by proceeds from sale of investments. Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for further information.

Financing activities

Cash flows provided by financing activities for the years ended December 31, 2019 and 2018, consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	Change
Proceeds from issuance of unsecured senior notes payable	$2,721,169	$899,321	$1,821,848
Repayments of unsecured senior notes payable	(950,000)	—	(950,000)
Repayments of borrowings from unsecured senior bank term loan	(350,000)	(200,000)	(150,000)
Borrowings from secured notes payable	—	17,784	(17,784)
Repayments of borrowings from secured notes payable	(306,199)	(156,888)	(149,311)
Borrowings from unsecured senior line of credit	5,056,000	4,741,000	315,000
Repayments of borrowings from unsecured senior line of credit	(4,880,000)	(4,583,000)	(297,000)
Proceeds from issuance of commercial paper program	2,233,000	—	2,233,000
Repayments of borrowings from commercial paper program	(2,233,000)	—	(2,233,000)
Premium paid for early extinguishment of debt	(41,351)	—	(41,351)
Payments of loan fees	(27,182)	(19,292)	(7,890)
Changes related to debt	1,222,437	698,925	523,512

Contributions from and sales of noncontrolling interests	1,022,712	28,275	994,437
Distributions to and purchases of noncontrolling interests	(48,225)	(32,253)	(15,972)
Proceeds from the issuance of common stock	1,216,445	1,293,301	(76,856)
Dividend payments	(451,170)	(385,839)	(65,331)
Taxes paid related to net settlement of equity awards	(25,477)	—	(25,477)
Repurchase of 7.00% Series D cumulative convertible preferred stock	(9,240)	(13,976)	4,736
Net cash provided by financing activities	$2,927,482	$1,588,433	$1,339,049

Inflation

As of December 31, 2019, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit and secured construction loans held by our unconsolidated joint ventures.

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2020, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2020 Guidance			Certain Completed Items
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$200	$240	$220
Incremental debt	400	360	380
Real estate dispositions, partial interest sales, and common equity(1)	1,850	2,050	1,950	$1,025	(2)
Total sources of capital	$2,450	$2,650	$2,550

Uses of capital:
Construction	$1,550	$1,650	$1,600
Acquisitions(1)	900	1,000	950	$341
Total uses of capital	$2,450	$2,650	$2,550

Incremental debt (included above):
Issuance of unsecured senior notes payable	$550	$650	$600
$2.2 billion unsecured senior line of credit and commercial paper program/other	(150)	(290)	(220)
Incremental debt	$400	$360	$380

(1)
Excludes the formation of a consolidated joint venture with Boston Properties, Inc. through non-cash contributions of real estate. Refer to “Subsequent Events” under the “Executive Summary” section of this Item 7 in this annual report on Form 10-K for additional information.

(2)
In January 2020, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of underwriters’ option) at a public offering price of $155.00 per share, before underwriting discounts. We expect to settle these forward equity sales agreements in 2020 and receive proceeds of approximately $1.0 billion, to be further adjusted as provided in the sales agreements.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed under Item 1A and under this Item 7 in this annual report on Form 10-K. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $200.0 million to $240.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2020, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed, along with contributions from Same Properties and recently acquired properties, to contribute significant increases in rental revenue, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $55 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash Flows” section under this Item 7 in this annual report on Form 10-K for a discussion of net cash provided by operating activities for the year ended December 31, 2019.

Debt

In February 2019, S&P Global Ratings raised our corporate issuer credit rating to BBB+/Stable from BBB/Positive. The rating upgrade reflects our consistently strong operating performance and continued successful delivery of our value-creation pipeline.

The table below reflects the maximum borrowings, outstanding balances, applicable rates, maturity dates, and facility fees for our unsecured senior line of credit and commercial paper program as of December 31, 2019:

	Maximum Borrowings	Outstanding Balance(1)	Applicable Rate	Maturity Date	Facility Fee
Commercial paper program	$750 million	$—	N/A	N/A	N/A
Unsecured senior line of credit	$2.2 billion	$384 million	L+0.825%	January 2024(2)	0.15%

(1)	Excludes loan fees as of December 31, 2019.

(2)	Includes two six-month extension options that we control.

In September 2019, we established a commercial paper program with the ability to issue up to $750.0 million of commercial paper notes with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our $2.2 billion unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance on our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance.

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties. Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate,” a “LIBOR Floating Rate,” or a “Base Rate” specified in the amended unsecured senior line of credit agreement plus, in any case, the Applicable Margin. The Eurocurrency Rate specified in the amended unsecured senior line of credit agreement is, as applicable, the rate per annum equal to either (i) the LIBOR or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The LIBOR Floating Rate means, for any day, one month LIBOR, or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in U.S. dollars. The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding.

We expect to fund a portion of our capital needs in 2020 from the issuance of unsecured senior notes payable and from borrowings under our unsecured senior line of credit and commercial paper program.

During the year ended December 31, 2019, our issuances of unsecured senior notes payable and repayments of debt included the following (dollars in millions):

	Issuance Date	Stated Interest Rate	Effective Interest Rate	Maturity Date	Principal Amount		Net Proceeds
Issuances
Unsecured senior notes payable – green bond	March	4.00%	4.03%	1/15/24	$200		$203.0
Unsecured senior notes payable – green bond	March	3.80	3.96	4/15/26	350		346.6
Unsecured senior notes payable	March	4.85	4.93	4/15/49	300		296.5
Unsecured senior notes payable	July	3.375	3.48	8/15/31	750		742.5
Unsecured senior notes payable	July/Sept	4.00	3.91	2/1/50	700		711.1
Unsecured senior notes payable	Sept	2.75	2.87	12/15/29	400		395.8
Weighted average/total		3.71%	3.77%	16.9 years	$2,700	(1)	$2,695.5

Repayments of debt
Secured notes payable	Jan	7.75%	8.15%	4/1/20	$107		N/A
Secured construction loan	March	3.29	3.29	1/28/20	193		N/A
Unsecured senior notes payable	July/Aug	2.75	2.96	1/15/20	400		N/A
Unsecured senior notes payable	July/Aug	4.60	4.75	4/1/22	550		N/A
Unsecured senior bank term loan	July/Sept	3.62	3.62	1/2/25	350		N/A
Weighted average/total		3.97%	4.11%	2.4 years	$1,600	(1)

(1)
The remaining proceeds received from our debt issuances, after repayments of debt, were used to fund the construction of our value-creation pipeline and acquisitions completed during 2019. Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

Our $350.0 million of 3.80% unsecured senior notes payable and our $200.0 million of 4.00% unsecured senior notes payable issued in March 2019 were allocated to fund recently completed and future eligible green development and redevelopment projects, and to the repayment of the outstanding balance of $193.1 million under our secured construction loan related to 50/60 Binney Street, a recently completed Class A property, which was awarded LEED® Gold certification.

The proceeds from our $300.0 million of 4.85% unsecured senior notes payable issued in March 2019 were primarily allocated to fund acquisitions completed during 2019. Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements under Item 15 of this report for additional information.

The proceeds from our $750.0 million of 3.375% unsecured senior notes payable issued in July 2019 and partial proceeds from our $700.0 million of 4.00% unsecured senior notes payable, which were issued in two tranches of $500.0 million during July 2019 and $200.0 million during September 2019, were primarily used to refinance $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due 2022, pursuant to a partial cash tender offer completed on July 17, 2019. We tendered $318.6 million, or 79.64%, of our outstanding 2.75% unsecured senior notes payable, and $384.9 million, including $135 thousand tendered via guaranteed deliveries, or 69.98%, of our outstanding 4.60% unsecured senior notes payable. A subsequent call for redemption for the remaining outstanding amounts was settled on August 16, 2019. Additionally, a portion of the proceeds from our $750.0 million of 3.375% unsecured senior notes payable, $700.0 million of 4.00% unsecured senior notes payable, and $400.0 million of 2.75% unsecured senior notes payable issued in September 2019 were used to complete the repayment of the remaining principal balance on our unsecured senior bank term loan of $350.0 million.

As a result of our debt issuances and repayments of debt, we recognized losses of $47.6 million related to the early extinguishment of debt during the year ended December 31, 2019, including $40.2 million related to the refinancing of our 2.75% unsecured senior notes payable due 2020 and 4.60% unsecured senior notes payable and the repayment of our unsecured senior bank term loan.

In September 2019, we established a commercial paper program, which received credit ratings of A-2 from S&P Global Ratings and Prime-2 from Moody’s Investors Service. Under this program, we have the ability to issue up to $750.0 million of commercial paper notes with varying maturity lengths, with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our $2.2 billion unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance on our commercial paper program. We use and expect to continue to use net proceeds from the issuances of the commercial paper notes for general working capital and other general corporate purposes. General corporate purposes may include the repayment of other debt and selective development, redevelopment, or acquisition of properties. The commercial paper notes sold during the year ended December 31, 2019, were issued at a yield to maturity of between 1.83% and 2.29%. As of December 31, 2019, we had no outstanding borrowings under our commercial paper program.

Refer to Note 10 – “Secured and Unsecured Senior Debt” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information regarding our unsecured senior notes payable.

Proactive management of transition away from LIBOR

LIBOR has been used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including variable-rate debt and interest rate swap contracts. However, it is expected that LIBOR will no longer be used after 2021. To address the increased risk of LIBOR discontinuation, in the U.S. the Alternative Reference Rates Committee (“ARRC”) was established to help ensure the successful transition from LIBOR. In June 2017, the ARRC selected the SOFR, a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. We have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•
We have proactively reduced outstanding LIBOR-based borrowings under our unsecured senior bank term loans and secured construction loans through repayments. From January 2017 to December 2018, we retired approximately $942.0 million of such debt.

•	During the year ended December 31, 2019, we further reduced our exposure to LIBOR as follows:

•	Repaid the $350.0 million balance and extinguished our unsecured senior bank term loan.

•
Terminated our LIBOR-based interest rate hedge agreements aggregating $350.0 million in conjunction with the extinguishment of our unsecured senior bank term loan. As a result, we had no outstanding interest rate hedge agreements as of December 31, 2019.

•	Fully repaid outstanding balances aggregating $193.1 million under our LIBOR-based construction loans.

•
During the three months ended September 30, 2019, we established a commercial paper program, under which we have the ability to issue up to $750.0 million of commercial paper notes, which bear interest at short-term fixed rates, with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subjected to LIBOR and is used for funding short-term working capital needs. As of December 31, 2019, we had no borrowings outstanding under our commercial paper program.

•
We continue to prudently manage outstanding borrowings under our unsecured senior line of credit, which represented less than 6% of our total debt balance outstanding as of December 31, 2019. Excluding LIBOR-based debt held by our unconsolidated joint ventures, borrowings under our unsecured senior line of credit represented our only LIBOR-based debt outstanding as of December 31, 2019.

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

For additional information, refer to Note 10 – “Secured and Unsecured Senior Debt” and Note 11 – “Interest Rate Hedge Agreements” to our consolidated financial statements under Item 15 and “Item 1A. Risk Factors” in this annual report on Form 10-K.

Real estate dispositions and common equity

We expect to continue the disciplined execution of select sales of operating assets. Future sales will provide an important source of capital to fund a portion of our highly leased value-creation development and redevelopment projects. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2020, we expect real estate dispositions, partial interest sales, and issuances of common equity ranging from $1.9 billion to $2.1 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold. In addition, the amount of common equity issued will be subject to market conditions.

For additional information, refer to the “Sales of Partial Interests and Formation of Consolidated Joint Ventures in 2019” section in Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our consolidated financial statements under Item 15 in this annual report on Form 10-K.

Common equity transactions

During the year ended December 31, 2019, we issued 8.7 million shares of common stock and received net proceeds of $1.2 billion, as follows:

•
Issued an aggregate of 8.1 million shares of common stock, at a weighted-average price of $139.32 per share, for aggregate proceeds (net of underwriters’ discounts) of approximately $1.1 billion. During the year ended December 31, 2019, we incurred initial issuance costs aggregating $700 thousand in connection with these forward equity sales agreements.

•
Issued 602,484 shares of common stock under our ATM program, at a weighted-average price of $145.58 per share, for net proceeds of $86.1 million, during the three months ended June 30, 2019. As of December 31, 2019, we had approximately $22.5 million of gross proceeds available to be issued under our ATM program. We expect to file a new ATM program in the first quarter of 2020.

•	The proceeds were used to fund construction projects and to fund 2019 acquisitions.

In January 2020, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $155.00 per share, before underwriting discounts. We expect to settle these forward equity sales agreements in 2020, and receive proceeds of approximately $1.0 billion, to be further adjusted as provided in the sales agreements, which will fund pending and recently completed acquisitions and the construction of our highly leased development projects.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the year ended December 31, 2019, we received $1.0 billion in contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 2.1 million RSF of Class A office/laboratory and tech office space undergoing construction, 6.3 million RSF of near-term and intermediate-term development and redevelopment projects, and 3.8 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A Development and Redevelopment Properties: Projects Under Construction” and “Summary of Capital Expenditures” subsections of the “Investments in Real Estate” section under Item 2 in this annual report on Form 10-K for more information on our capital expenditures.
We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2019 and 2018, of $88.6 million and $66.2 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, pre-construction, and construction projects, which aggregated $43.2 million and $32.5 million for the years ended December 31, 2019 and 2018, respectively. The increase in capitalized payroll and other indirect project costs for the year ended December 31, 2019, compared to the same period in 2018 was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities aggregating 15 projects with 3.7 million RSF in 2019 over 2018. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $13.2 million for the year ended December 31, 2019.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the year ended December 31, 2019, we capitalized total initial direct leasing costs of $73.6 million. Effective January 1, 2019, costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section in Note 3 – “Investments in Real Estate” and to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for detailed information on our acquisitions.

7.00% Series D cumulative convertible preferred stock repurchases and conversion

During the year ended December 31, 2019, we repurchased, in privately negotiated transactions, 275,000 shares of our Series D Convertible Preferred Stock at an aggregate price of $9.2 million, or $33.60 per share, and recognized a preferred stock redemption charge of $2.6 million. Additionally, we elected to convert 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock. The Series D Convertible Preferred Stock became eligible for mandatory conversion at our discretion, at a set conversion rate of 0.2513 shares of common stock to one share of preferred stock, upon our common stock price exceeding $149.46 per share for the specified period of time required to cause the mandatory conversion. We converted the Series D Convertible Preferred Stock into 578 thousand shares of common stock. This conversion was accounted for as an equity transaction, and we did not recognize a gain or loss. As of December 31, 2019, we had no shares of our Series D Convertible Preferred Stock outstanding.

Dividends

During the years ended December 31, 2019 and 2018, we paid the following dividends (in thousands):

	Year Ended December 31,
	2019	2018	Change
Common stock dividends	$447,029	$380,632	$66,397
7.00% Series D cumulative convertible preferred stock dividends	4,141	5,207	(1,066)
	$451,170	$385,839	$65,331

The increase in dividends paid on our common stock for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2018, as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $3.94 per common share paid during the year ended December 31, 2019, from $3.66 per common share paid during the year ended December 31, 2018.

The decrease in dividends paid on our Series D Convertible Preferred Stock during the year ended December 31, 2019, compared to the year ended December 31, 2018, was due to a decrease in number of shares outstanding as a result of the repurchase of 402,000 and 275,000 outstanding shares of our Series D Convertible Preferred Stock in 2018 and 2019, respectively, and the conversion of the remaining 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock during 2019. As of December 31, 2019, we had no outstanding shares of Series D Convertible Preferred Stock.

Contractual obligations and commitments

Contractual obligations as of December 31, 2019, consisted of the following (in thousands):

		Payments by Period
	Total	2020	2021-2022	2023-2024	Thereafter
Secured and unsecured debt(1)(2)	$6,796,440	$6,418	$14,128	$1,822,107	$4,953,787
Estimated interest payments on fixed-rate debt(3)	2,815,902	256,996	500,601	442,455	1,615,850
Ground lease obligations	674,741	13,879	28,410	28,979	603,473
Other obligations	25,198	1,253	3,988	4,506	15,451
Total	$10,312,281	$278,546	$547,127	$2,298,047	$7,188,561

(1)
Amounts represent principal amounts due and exclude unamortized premiums (discounts) and deferred financing costs reflected on the consolidated balance sheets under Item 15 in this annual report on Form 10-K.

(2)	Payment dates reflect any extension options that we control.

(3)	Amounts are based upon contractual interest rates, including interest payment dates and scheduled maturity dates.

Secured notes payable

Secured notes payable as of December 31, 2019, consisted of six notes secured by 11 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.57%. As of December 31, 2019, the total book value of our investments in real estate securing debt was approximately $1.1 billion. As of December 31, 2019, our entire secured notes payable balance of $349.4 million, including unamortized discounts and deferred financing costs, was fixed-rate debt.

Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of December 31, 2019, were as follows:

Covenant Ratios(1)	Requirement	December 31, 2019
Total Debt to Total Assets	Less than or equal to 60%	34%
Secured Debt to Total Assets	Less than or equal to 40%	2%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	7.0x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	277%

(1)	All covenant ratio titles utilize terms as defined in the respective debt agreements.

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of December 31, 2019, were as follows:

Covenant Ratios (1)	Requirement	December 31, 2019
Leverage Ratio	Less than or equal to 60.0%	29.7%
Secured Debt Ratio	Less than or equal to 45.0%	1.5%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.85x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	5.99x

(1)	All covenant ratio titles utilize terms as defined in the respective debt agreements.

Estimated interest payments

Estimated interest payments on our fixed-rate debt were calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of December 31, 2019, 94% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and Unsecured Senior Debt” to our consolidated financial statements under Item 15 in this annual report on Form 10-K.

Ground lease obligations

Ground lease obligations as of December 31, 2019, included leases for 31 of our properties, which accounted for approximately 11% of our total number of properties. Excluding one ground lease related to one operating property that expires in 2036 with a net book value of $7.7 million as of December 31, 2019, our ground lease obligations have remaining lease terms ranging from approximately 34 to 95 years, including extension options. Refer to Note 5 – “Leases” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for further information on our ground leases.

As of December 31, 2019, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $674.7 million and $25.2 million, respectively. As of December 31, 2019, all of our ground and office leases in which we are the lessee were classified as operating leases. Under the new lease accounting standard effective on January 1, 2019, described in detail under the “Lease Accounting” section in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K, we are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of December 31, 2019, the present value of the remaining contractual payments, aggregating $699.9 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $271.8 million, which is classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheet. As of December 31, 2019, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 44 years, and the weighted-average discount rate was 5.24%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $264.7 million. We classify the right-of-use asset in other assets in our consolidated balance sheets.

Commitments

As of December 31, 2019, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.1 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $11.1 million primarily related to construction projects.

We are committed to funding approximately $229.5 million for non-real estate investments primarily related to our investments in limited partnerships. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.6 years as of December 31, 2019.

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

Accumulated other comprehensive income (loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the year ended December 31, 2019 (in thousands):

	Net Unrealized Gains (Losses) on:
	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2018	$1,838	$(12,273)	$(10,435)

Other comprehensive (loss) income before reclassifications	(1,763)	2,524	761
Reclassification of amortization income to interest expense	(1,777)	—	(1,777)
Reclassification of losses in accumulated other comprehensive income to interest expense upon swap termination	1,702	—	1,702
Net other comprehensive (loss) income	(1,838)	2,524	686

Balance as of December 31, 2019	$—	$(9,749)	$(9,749)

Interest rate hedge agreements

Changes in our accumulated other comprehensive income (loss) balance included the reclassification adjustments relate to our interest rate hedge agreements. Upon termination of our hedged variable-rate debt instruments and related interest rate hedge agreements during the year ended December 31, 2019, we reclassified the entire accumulated other comprehensive loss balance related to the terminated interest rate hedge agreements to interest expense in our consolidated statements of operations. Refer to Note 11 – “Interest Rate Hedge Agreements” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

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

We exercise judgment to determine the key assumptions used to allocate the purchase price of real estate acquired among its components. The allocation of the consideration to the various components of properties acquired during the year can have an effect on our net income due to the useful depreciable and amortizable lives applicable to each component and the recognition of the related depreciation and amortization expense in our consolidated statements of operations. We apply judgment in utilizing available comparable market information to assess relative fair value. We assess the relative fair values of tangible and intangible assets and liabilities based on available comparable market information, including estimated replacement costs, rental rates, and recent market transactions. In addition, we may use estimated cash flow projections that utilize appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market/economic conditions that may affect the property.

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

We completed acquisitions of 47 properties for a total purchase price of $2.3 billion during the year ended December 31, 2019. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair value of the asset acquired and liabilities assumed.

Depreciation and amortization

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the respective ground lease term, estimated useful life, or up to 40 years, for buildings and building improvements; an estimated life, or up to 20 years, for land improvements; the respective lease term or estimated useful life for tenant improvements; and the shorter of the lease term or estimated useful life for equipment. The values of acquired in-place leases and associated favorable intangibles (i.e., acquired above-market leases) are classified in other assets in the accompanying consolidated balance sheets and are amortized over the remaining terms of the related leases, as a reduction of income from rentals in our consolidated statements of operations. The values of unfavorable intangibles (i.e., acquired below-market leases associated with acquired in-place leases are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets and are amortized over the remaining terms of the related leases, as an increase in income from rentals in our consolidated statements of operations.

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

Long-lived assets to be held and used, including our rental properties, CIP, land held for development, right-of-use assets related to operating leases in which we are the lessee, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles, are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

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

Our investments in publicly traded companies are classified as investments with readily determinable fair values and are carried at fair value, with changes in fair value recognized in net income. The fair values for our investments in publicly traded companies are determined based on sales prices/quotes available on securities exchanges and therefore generally require no judgment to determine fair value. Investments in privately held entities that report NAV per share, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. As a result, fair value estimation for these investments generally requires limited judgment. Investments in privately held entities that do not report NAV are measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these equity transactions to be considered observable price changes of the same issuer, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold.

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

Interest rate hedge agreements

From time to time, we utilize interest rate hedge agreements to manage a portion of our exposure to variable interest rates. Historically, our interest rate hedge agreements primarily related to our borrowings with variable interest rates based on LIBOR. However, in connection with the LIBOR cessation projected by the end of 2021 and the potential replacement of this rate in the U.S. with the Secured Overnight Financing Rate, we have paid down the majority of our outstanding borrowings of LIBOR-based debt and terminated our related interest rate hedge agreements.

We classify our interest rate hedge agreements as either assets or liabilities on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the hedged exposure, as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. Our interest rate hedge agreements are typically considered cash flow hedges because they are designated and qualify as hedges of the exposure to variability in expected future cash flows. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the earnings effect of the hedged transactions in a cash flow hedge.

We formally document all relationships between interest rate hedge agreements and hedged items, including the method for evaluating effectiveness and the risk strategy. Our interest rate hedge agreements generally meet the criteria to be deemed “highly effective” in reducing our exposure to variable interest rates. We make a quantitative assessment at the inception of each interest rate hedge agreement, and qualitatively on an ongoing basis, to determine whether these instruments are “highly effective” in offsetting changes in cash flows associated with the hedged items. The entire change in the fair value of our highly effective interest rate hedge agreements that are designated and that qualify as cash flow hedges is recognized in accumulated other comprehensive income. Amounts classified in accumulated other comprehensive income are reclassified into earnings in the period during which the hedged transactions affect earnings. If our interest rate hedges did not qualify as “highly effective,” the changes in the fair values of the derivatives used as hedges would be reflected in earnings.

The fair value of an interest rate hedge agreement is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair values of our interest rate hedge agreements are determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance of our counterparties using “significant unobservable inputs,” such as estimates of current credit spreads, to evaluate the likelihood of default, which we have determined to be insignificant to the overall fair value of our interest rate hedge agreements. As of December 31, 2019, we had no outstanding interest rate hedge agreements.

Liability and right-of-use assets related to operating leases in which we are the lessee

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

The right-of-use asset is measured based on the corresponding lease liability, adjusted for initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lessee Accounting” subsection of “Lease Accounting” section within Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K.

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

Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Nareit Board of Governors established funds from operations as an improved measurement tool. Since its introduction, funds from operations has become a widely used non-GAAP financial measure among equity REITs. We believe that funds from operations is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that funds from operations, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences recognized because of real estate investment and disposition decisions, financing decisions, capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. On January 1, 2019, we adopted standards established by the Nareit Board of Governors in its November 2018 White Paper (the “Nareit White Paper”) on a prospective basis. The Nareit White Paper defines funds from operations as net income (computed in accordance with GAAP), excluding gains or losses on sales of real estate, and impairments of real estate, plus depreciation and amortization of operating real estate assets, and after adjustments for our share of consolidated and unconsolidated partnerships and real estate joint ventures. Impairments represent the write-down of assets when fair value over the recoverability period is less than the carrying value due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.

We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White Paper, excluding significant gains, losses, and impairments realized on non-real estate investments, unrealized gains or losses on non-real estate investments, gains or losses on early extinguishment of debt, gains or losses on early termination of interest rate hedge agreements, preferred stock redemption charges, deal costs, the income tax effect related to such items, and the amount of such items that is allocable to our unvested restricted stock awards. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the year ended December 31, 2019 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	December 31, 2019		December 31, 2019
	Three Months Ended	Year Ended	Three Months Ended	Year Ended
Net income	$13,612	$40,882	$4,777	$10,136
Depreciation and amortization	10,176	30,960	2,702	6,366
Funds from operations	$23,788	$71,842	$7,479	$16,502

The following tables present a reconciliation of net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the years ended December 31, 2019, 2018, and 2017. Per share amounts may not add due to rounding.

	Year Ended December 31,
(In thousands)	2019		2018	2017
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$350,995		$363,983	$145,395
Depreciation and amortization of real estate assets(1)	541,855		477,661	416,783
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(30,960)		(16,077)	(14,762)
Our share of depreciation and amortization from unconsolidated real estate JVs	6,366		3,181	1,551
Gain on sales of real estate – rental properties	(474)		(8,704)	(270)
Our share of gain on sales of real estate from unconsolidated real estate JVs	—		(35,678)	(14,106)
Gain on sales of real estate – land parcels	—		—	(111)
Impairment of real estate – rental properties	12,334		—	203
Assumed conversion of 7.00% Series D cumulative convertible preferred stock	3,204		5,060	—
Allocation to unvested restricted stock awards	(5,904)		(5,961)	(2,920)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	877,416		783,465	531,763
Unrealized gains on non-real estate investments	(161,489)		(99,634)	—
Realized gains on non-real estate investments	—		(14,680)	—
Impairment of real estate – land parcels	—		6,311	—
Impairment of non-real estate investments	17,124	(2)	5,483	8,296
Loss on early extinguishment of debt	47,570	(3)	1,122	3,451
Loss on early termination of interest rate hedge agreements	1,702	(4)	—	—
Our share of gain on early extinguishment of debt from unconsolidated real estate JVs	—		(761)	—
Preferred stock redemption charge	2,580		4,240	11,279
Removal of assumed conversion of 7.00% Series D cumulative convertible preferred stock	(3,204)		(5,060)	—
Allocation to unvested restricted stock awards	1,307		1,517	(321)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$783,006		$682,003	$554,468

(1)	Calculated in accordance with standards established by the Nareit Board of Governors.

(2)	Relates to non-real estate investments in privately held entities.

(3)	Relates to the repayment of our unsecured senior notes payable due 2020 and 2022, unsecured senior bank term loan, and one secured note payable.

(4)
Represents loss on early termination of our interest rate hedge agreements. The loss is included within interest expense in our consolidated statements of operations. Refer to Note 11 – “Interest Rate Hedge Agreements” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

	Year Ended December 31,
(Dollars per share)	2019		2018	2017
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$3.12		$3.52	$1.58
Depreciation and amortization of real estate assets(1)	4.60		4.50	4.35
Gain on sales of real estate – rental properties	—		(0.08)	—
Our share of gain on sales of real estate from unconsolidated real estate JVs	—		(0.35)	(0.15)
Impairment of real estate – rental properties	0.11		—	—
Allocation to unvested restricted stock awards	(0.06)		(0.06)	—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted(1)	7.77		7.53	5.78
Unrealized gains on non-real estate investments	(1.44)		(0.96)	—
Realized gains on non-real estate investments	—		(0.14)	—
Impairment of real estate – land parcels	—		0.06	—
Impairment of non-real estate investments	0.15	(2)	0.05	0.09
Loss on early extinguishment of debt	0.42	(2)	0.01	0.03
Loss on early termination of interest rate hedge agreements	0.02	(2)	—	—
Our share of gain on early extinguishment of debt from unconsolidated real estate JVs	—		(0.01)	—
Preferred stock redemption charge	0.02		0.04	0.12
Allocation to unvested restricted stock awards	0.02		0.02	—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$6.96		$6.60	$6.02

Weighted-average shares of common stock outstanding(3) for calculations of:
EPS – diluted	112,524		103,321	92,063
Funds from operations – diluted, per share	112,966		104,048	92,063
Funds from operations – diluted, as adjusted, per share	112,524		103,321	92,063

(1)	Calculated in accordance with standards established by the Nareit Board of Governors.

(2)	Refer to footnotes 2, 3, and 4, respectively, on the previous page for additional information.

(3)	Refer to the definition of “Weighted-Average Shares of Common Stock Outstanding – Diluted” within this section of this Item 7 for additional information.

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

The following table reconciles net income (loss) and revenues, the most directly comparable financial measures calculated and presented in accordance with GAAP, to Adjusted EBITDA and revenues, as adjusted, respectively, for the three months and years ended December 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Net income (loss)	$216,053	$(18,631)	$404,047	$402,793
Interest expense	45,493	40,239	173,675	157,495
Income taxes	1,269	613	4,343	3,227
Depreciation and amortization	140,518	124,990	544,612	477,661
Stock compensation expense	10,239	9,810	43,640	35,019
Loss on early extinguishment of debt	—	—	47,570	1,122
Our share of gain on early extinguishment of debt from unconsolidated real estate JVs	—	—	—	(761)
Gain on sales of real estate	(474)	(8,704)	(474)	(8,704)
Our share of gain on sales of real estate from unconsolidated real estate JVs	—	—	—	(35,678)
Significant realized gains on non-real estate investments	—	(6,428)	—	(6,428)
Unrealized (gains) losses on non-real estate investments	(148,268)	94,850	(161,489)	(99,634)
Impairment of real estate	12,334	—	12,334	6,311
Impairment of non-real estate investments	9,991	5,483	17,124	5,483
Adjusted EBITDA	$287,155	$242,222	$1,085,382	$937,906

Revenues	$408,114	$340,463	$1,531,296	$1,327,459
Non-real estate investments – total realized gains	4,399	11,319	33,158	37,129
Significant realized gains on non-real estate investments	—	(6,428)	—	(6,428)
Impairment of non-real estate investments	9,991	5,483	17,124	5,483
Revenues, as adjusted	$422,504	$350,837	$1,581,578	$1,363,643

Adjusted EBITDA margin	68%	69%	69%	69%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental amount, in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of December 31, 2019, approximately 97% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

Cash interest

Cash interest is equal to interest expense calculated in accordance with GAAP plus capitalized interest, less amortization of loan fees and debt premiums (discounts). Refer to the definition of “Fixed-Charge Coverage Ratio” in this section under this Item 7 in this annual report on 10-K for a reconciliation of interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges for the three months ended December 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended December 31,
	2019	2018
Adjusted EBITDA	$287,155	$242,222

Interest expense	$45,493	$40,239
Capitalized interest	23,822	19,902
Amortization of loan fees	(2,241)	(2,401)
Amortization of debt premiums	907	611
Cash interest	67,981	58,351
Dividends on preferred stock	—	1,155
Fixed charges	$67,981	$59,506

Fixed-charge coverage ratio:
– period annualized	4.2x	4.1x
– trailing 12 months	4.2x	4.2x

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended December 31, 2019, as reported by Bloomberg Professional Services. In addition, we monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decline below $10 billion, which are not immediately reflected in the twelve‑month average, may result in their exclusion from this measure.

Investments in real estate – value-creation square footage currently in rental properties

The following table represents RSF of buildings in operation as of December 31, 2019, that will be redeveloped or replaced with new development RSF upon commencement of future construction:

Property/Submarket	RSF
Intermediate-term projects:
3825 Fabian Way/Greater Stanford	250,000
960 Industrial Road/Greater Stanford	110,000
9363, 9373, and 9393 Towne Centre Drive/University Town Center	140,398
10260 Campus Point Drive/University Town Center	109,164
10931 and 10933 North Torrey Pines Road/Torrey Pines	92,450
702,012
Future projects:
3875 Fabian Way/Greater Stanford	228,000
219 East 42nd Street/New York City	349,947
4161 Campus Point Court/University Town Center	159,884
4110 Campus Point Court/University Town Center	15,667
4045 Sorrento Valley Boulevard/Sorrento Valley	10,926
4075 Sorrento Valley Boulevard/Sorrento Valley	40,000
601 Dexter Avenue North/Lake Union	18,680
823,104
Total value-creation RSF currently included in rental properties	1,525,116

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

The components of balance sheet and operating results information related to joint ventures are limited as an analytical tool as the overall economic ownership interest does not represent our legal claim to each of our joint ventures’ assets, liabilities, or results of operations. In addition, joint venture financial information may include financial information related to the unconsolidated real estate joint ventures that we do not control. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for more information on our unconsolidated real estate joint ventures. We believe that in order to facilitate for investors a clear understanding of our operating results and our total assets and liabilities, joint venture financial information should be examined in conjunction with our consolidated statements of operations and balance sheets. Joint venture financial information should not be considered an alternative to our consolidated financial statements, which are prepared in accordance with GAAP.

Net cash provided by operating activities after dividends

Net cash provided by operating activities after dividends includes the deduction for distributions to noncontrolling interests. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences.

Net debt to Adjusted EBITDA and net debt and preferred stock to Adjusted EBITDA

Net debt to Adjusted EBITDA and net debt and preferred stock to Adjusted EBITDA are non-GAAP financial measures that we believe are useful to investors as supplemental measures in evaluating our balance sheet leverage. Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash. Net debt and preferred stock is equal to the sum of net debt, as discussed above, plus preferred stock outstanding as of the end of the period. Refer to the definition of “Adjusted EBITDA and Adjusted EBITDA Margin” in this section under this Item 7 for further information on the calculation of Adjusted EBITDA.

The following table reconciles debt to net debt, and to net debt and preferred stock, and computes the ratio of each to Adjusted EBITDA as of December 31, 2019 and 2018 (dollars in thousands):

	December 31,
	2019			2018
Secured notes payable	$349,352			$630,547
Unsecured senior notes payable	6,044,127			4,292,293
Unsecured senior line of credit	384,000			208,000
Unsecured senior bank term loan	—			347,415
Unamortized deferred financing costs	47,299			31,413
Cash and cash equivalents	(189,681)			(234,181)
Restricted cash	(53,008)			(37,949)
Net debt	$6,582,089			$5,237,538

Net debt	$6,582,089			$5,237,538
7.00% Series D cumulative convertible preferred stock	—		(1)	64,336
Net debt and preferred stock	$6,582,089			$5,301,874

Adjusted EBITDA:
– quarter annualized	$1,148,620			$968,888
– trailing 12 months	$1,085,382			$937,906

Net debt to Adjusted EBITDA:
– quarter annualized	5.7	x		5.4	x
– trailing 12 months	6.1	x		5.6	x
Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.7	x		5.5	x
– trailing 12 months	6.1	x		5.7	x

(1)
In October 2019, we completed the conversion of all 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock. Refer to the “7.00% Series D Convertible Preferred Stock Repurchases and Conversion” section in Note 16 – “Stockholders’ Equity” to our consolidated financial statements under Item 15 in this annual report for additional information.

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income, and to net operating income (cash basis) for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$404,047	$402,793	$194,204

Equity in earnings of unconsolidated real estate joint ventures	(10,136)	(43,981)	(15,426)
General and administrative expenses	108,823	90,405	75,009
Interest expense	173,675	157,495	128,645
Depreciation and amortization	544,612	477,661	416,783
Impairment of real estate	12,334	6,311	203
Loss on early extinguishment of debt	47,570	1,122	3,451
Gain on sales of real estate – rental properties	(474)	(8,704)	(270)
Gain on sales of real estate – land parcels	—	—	(111)
Investment income	(194,647)	(136,763)	—
Net operating income	1,085,804	946,339	802,488
Straight-line rent revenue	(104,235)	(93,883)	(107,643)
Amortization of acquired below-market leases	(29,813)	(21,938)	(19,055)
Net operating income (cash basis)	$951,756	$830,518	$675,790

Net operating income (from above)	$1,085,804	$946,339	$802,488
Total revenues	$1,531,296	$1,327,459	$1,128,097
Operating margin	71%	71%	71%

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

Operating statistics

We present certain operating statistics related to our properties, including number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute the number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations at 100% for all properties in which we have an investment, including properties owned by our consolidated and unconsolidated real estate joint ventures. For operating metrics based on annual rental revenue, refer to the definition of “Annual Rental Revenue” in this “Non-GAAP Measures and Definitions” section.

Same property comparisons

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development or redevelopment properties recently placed into service, the consolidated total income from rentals, as well as rental operating expenses in our operating results, can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given quarterly or annual period, we analyze the operating performance for all consolidated properties that were fully operating for the entirety of the comparative periods presented, referred to as same properties. We separately present quarterly and year-to-date same property results to align with the interim financial information required by the SEC in our management’s discussion and analysis of our financial condition and results of operations. These same properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable quarterly or year-to-date period presented, properties that underwent development or redevelopment at any time during the comparative periods, unconsolidated real estate joint ventures, properties classified as held for sale, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, lease termination fees, if any, are excluded from the results of same properties. Refer to “Same Properties” in the “Results of Operations” under this Item 7 in this annual report on Form 10-K for additional information.

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

On January 1, 2019, we adopted a new lease accounting standard, among other practical expedients and policies, and elected the single component accounting policy. As a result of our election of the single component accounting policy, we account for rental revenues and tenant recoveries generated through the leasing of real estate assets that qualify for this policy as a single component and classify associated revenue in income from rentals in our consolidated statements of operations. Prior to the adoption of the new lease accounting standard, we presented rental revenues and tenant recoveries separately in our consolidated statements of operations. Refer to the “Lease Accounting” section in Note 2 – “Summary of Significant Accounting Policies” in our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information. We continue to provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of Results for the Year Ended December 31, 2019, to the Year Ended December 31, 2018” subsections of the “Results of Operations” section under this Item 7 because we believe it promotes investors’ understanding of the changes in our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income from rentals	$1,516,864	$1,314,781	$1,122,325
Rental revenues	(1,165,788)	(1,010,718)	(863,181)
Tenant recoveries	$351,076	$304,063	$259,144

Total market capitalization

Total market capitalization is equal to the outstanding shares of common stock at the end of the period multiplied by the closing price on the last trading day of the period (i.e., total equity capitalization), plus total debt outstanding at period-end.

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018
Unencumbered net operating income	$1,024,619	$829,834
Encumbered net operating income	61,185	116,505
Total net operating income	$1,085,804	$946,339
Unencumbered net operating income as a percentage of total net operating income	94%	88%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements, to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. As of December 31, 2019, we had no forward equity sales agreements outstanding. Prior to the conversion of our remaining outstanding shares in October 2019, we considered the effect of assumed conversion of our outstanding Series D Convertible Preferred Stock when determining potentially dilutive incremental shares to our common stock. When calculating the assumed conversion, we add back to net income or loss the dividends paid on our Series D Convertible Preferred Stock to the numerator and then include additional common shares assumed to have been issued (as displayed in the table below) to the denominator of the per share calculation. The effect of the assumed conversion is considered separately for our per share calculations of net income or loss; funds from operations, computed in accordance with the definition in the Nareit White Paper; and funds from operations, as adjusted. Prior to the conversion of our remaining outstanding shares in October 2019, our Series D Convertible Preferred Stock was dilutive and assumed to be converted when quarterly and annual basic EPS, funds from operations, or funds from operations, as adjusted, exceeded approximately $1.75 and $7.00 per share, respectively, subject to conversion ratio adjustments and the impact of repurchases of our Series D Convertible Preferred Stock. The effect of the assumed conversion was included when it was dilutive on a per share basis. The dilutive effect of less than a half cent per share appears as zero in our reconciliation of EPS – diluted to funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, even when the dilutive effect to the numerator alone appears in our reconciliation. Refer to Note 13 – “Earnings per Share” and Note 16 – “Stockholders’ Equity” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for more information related to our forward equity sales agreements and our Series D Convertible Preferred Stock.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the years ended December 31, 2019, 2018 and 2017, are calculated as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Weighted-average shares of common stock outstanding:
Basic shares for EPS	112,204	103,010	91,546
Outstanding forward equity sales agreements	320	311	517
Series D Convertible Preferred Stock	—	—	—
Diluted for EPS	112,524	103,321	92,063

Basic shares for EPS	112,204	103,010	91,546
Outstanding forward equity sales agreements	320	311	517
Series D Convertible Preferred Stock	442	727	—
Diluted for FFO	112,966	104,048	92,063

Basic shares for EPS	112,204	103,010	91,546
Outstanding forward equity sales agreements	320	311	517
Series D Convertible Preferred Stock	—	—	—
Diluted for FFO, as adjusted	112,524	103,321	92,063

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of December 31, 2019, we did not have any outstanding hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following table illustrates the effect of a 1% change in interest rates on our fixed- and variable-rate debt as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(3,600)	$(2,524)
Rate decrease of 1%	$3,600	$2,524

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(527,768)	$(237,413)
Rate decrease of 1%	$605,862	$254,960

These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of December 31, 2019 and 2018, respectively. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Equity price risk:
Fair value increase of 10%	$114,059	$89,226
Fair value decrease of 10%	$(114,059)	$(89,226)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$107	$82
Rate decrease of 10%	$(107)	$(82)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$10,120	$9,658
Rate decrease of 10%	$(10,120)	$(9,658)

These sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the year ended December 31, 2019, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2019, we had performed an evaluation, under the supervision of our Co-Chief Executive Officers (“Co-CEOs”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the Co-CEOs and the CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and 2018. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO 2013”) of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Alexandria Real Estate Equities, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Alexandria Real Estate Equities, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alexandria Real Estate Equities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule, and our report dated February 4, 2020, expressed an unqualified opinion thereon.

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
February 4, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2020 Proxy Statement”) under the captions “Board of Directors and Executive Officers,” and “Corporate Governance Guidelines and Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2020 Proxy Statement under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2019:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan Approved by Stockholders — Amended and Restated 1997 Stock Award and Incentive Plan	—	—	1,858,673

The other information required by this Item is incorporated herein by reference from our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2020 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Policies and Procedures with Respect to Related-Person Transactions,” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2020 Proxy Statement under the caption “Fees Billed by Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)    Financial Statements and Financial Statement Schedule

The financial statements and financial statement schedule required by this Item are included as a separate section in this annual report on Form 10-K beginning on page F-1.

(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, dated May 10, 2017	Form 8-K	May 12, 2017
3.4*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.5*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.6*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.8*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.9*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.10*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.11*	Articles Supplementary, dated May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.12*	Amended and Restated Bylaws of the Company (Amended July 27, 2018)	Form 8-K	August 2, 2018
4.1*	Specimen certificate representing shares of common stock	Form 10-Q	May 5, 2011
4.2*	Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K	February 29, 2012

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
4.3*
Supplemental Indenture No. 2, dated as of June 7, 2013, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee
		Form 8-K	June 7, 2013
4.4*	Form of 3.90% Senior Note due 2023 (included in Exhibit 4.3 above)	Form 8-K	June 7, 2013
4.5*
Supplemental Indenture No. 4, dated as of July 18, 2014, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee
		Form 8-K	July 18, 2014
4.6*	Form of 4.500% Senior Note due 2029 (included in Exhibit 4.5 above)	Form 8-K	July 18, 2014
4.7*	Indenture, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.8*	Supplemental Indenture No. 1, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.9*	Form of 4.30% Senior Note due 2026 (included in Exhibit 4.8 above)	Form 8-K	November 17, 2015
4.10*	Supplemental Indenture No. 2, dated as of June 10, 2016, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	June 10, 2016
4.11*	Form of 3.95% Senior Note due 2027 (included in Exhibit 4.10 above)	Form 8-K	June 10, 2016
4.12*	Indenture, dated as of March 3, 2017, among the Company, as Issuer Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.13*	Supplemental Indenture No. 1, dated as of March 3, 2017, among the Company. as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.14*	Form of 3.95% Senior Note due 2028 (included in Exhibit 4.13 above)	Form 8-K	March 3, 2017
4.15*	Supplemental Indenture No. 2, dated as of November 20, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	November 20, 2017
4.16*	Form of 3.45% Senior Note due 2025 (included in Exhibit 4.15 above)	Form 8-K	November 20, 2017
4.17*	Supplemental Indenture No. 3, dated as of June 21, 2018, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	June 21, 2018
4.18*	Supplemental Indenture No. 7, dated as of March 21, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 21, 2019
4.19*	Form of 4.000% Senior Note Due 2024 (included in Exhibit 4.17 above)	Form 8-K	June 21, 2018
4.20*	Supplemental Indenture No.4, dated as of June 21, 2018, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	June 21, 2018
4.21*	Form of 4.700% Senior Note Due 2030 (included in Exhibit 4.20 above)	Form 8-K	June 21, 2018
4.22*	Supplemental Indenture No. 5, dated as of March 21, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 21, 2019
4.23*	Form of 3.800% Senior Note Due 2026 (included in Exhibit 4.22 above)	Form 8-K	March 21, 2019
4.24*	Supplemental Indenture No. 6, dated as of March 21, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 21, 2019
4.25*	Form of 4.850% Senior Note Due 2049 (included in Exhibit 4.24 above)	Form 8-K	March 21, 2019
4.26*	Supplemental Indenture No. 8, dated as of July 15, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	July 15, 2019
4.27*	Form of 3.375% Senior Note Due 2031 (included in Exhibit 4.26 above)	Form 8-K	July 15, 2019

Exhibit Number		Exhibit Title	Incorporated by Reference to:	Date Filed
4.28*		Supplemental Indenture No. 9, dated as of July 15, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	July 15, 2019
4.29*		Supplemental Indenture No. 11 dated as of September 12, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	September 12, 2019
4.30*		Form of 4.000% Senior Note Due 2050 (included in Exhibit 4.28 above)	Form 8-K	July 15, 2019
4.31*		Supplemental Indenture No. 10, dated as of September 12, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	September 12, 2019
4.32*		Form of 2.750% Senior Note Due 2029 (included in Exhibit 4.31 above)	Form 8-K	September 12, 2019
4.33		Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		Filed herewith
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
			Form 10-Q	October 30, 2018
10.2*		Amended and Restated 1997 Stock Award and Incentive Plan of the Company, dated May 22, 2018	Form 8-K	May 23, 2018
10.3*	(1)	Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.4*	(1)	Form of Incentive Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.5*	(1)	Form of Nonqualified Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.6*	(1)	Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form 10-K	January 30, 2018
10.7*	(1)
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
			Form 10-K	January 30, 2018
10.10*	(1)	The Company’s 2000 Deferred Compensation Plan, amended and restated effective as of January 1, 2010	Form 10-K	March 1, 2011
10.11*	(1)	The Company’s 2000 Deferred Compensation Plan for Directors, amended and restated effective as of January 1, 2010	Form 10-K	March 1, 2011

Exhibit Number		Exhibit Title	Incorporated by Reference to:	Date Filed
10.12*	(1)	Amended and Restated Executive Employment Agreement, effective as of January 1, 2015, by and between the Company and Joel S. Marcus	Form 8-K	April 7, 2015
10.13*	(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated July 3, 2017, by and between the Company and Joel S. Marcus	Form 8-K	July 3, 2017
10.14*	(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, entered into on March 20, 2018, by and between the Company and Joel S. Marcus	Form 10-Q	May 1, 2018
10.15*	(1)	Letter Amendment to Amended and Restate Executive Employment Agreement, dated January 15, 2019, by and between the Company and Joel S. Marcus	Form 8-K	January 18, 2019
10.16*	(1)	Fifth Amended and Restated Executive Employment Agreement between the Company and Stephen A. Richardson, entered into on March 20, 2018 and effective as of April 23, 2018	Form 10-Q	May 1, 2018
10.17*	(1)	Third Amended and Restated Executive Employment Agreement between the Company and Peter M. Moglia, entered into on May 22, 2018 and effective as of May 22, 2018	Form 10-Q	July 31, 2018
10.18*	(1)	Fourth Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, entered into on March 20, 2018 and effective as of April 23, 2018	Form 10-Q	May 1, 2018
10.19*	(1)	Fourth Amended and Restated Executive Employment Agreement between the Company and Thomas J. Andrews, entered into on March 20, 2018 and effective as of April 23, 2018	Form 10-Q	May 1, 2018
10.20*	(1)	Amended and Restated Executive Employment Agreement between the Company and Jennifer J. Banks, entered into on March 19, 2018 and effective as of April 23, 2018	Form 10-Q	May 1, 2018
10.21*	(1)	Executive Employment Agreement between the Company and Daniel J. Ryan, entered into on May 22, 2018 and effective as of May 22, 2018	Form 10-Q	July 31, 2018
10.22	(1)	Summary of Director Compensation Arrangements		Filed herewith
10.23*	(1)	Anniversary Bonus Plan of the Company	Form 8-K	June 17, 2010
10.24*	(1)	Amended and Restated Consulting Agreement, dated as of September 30, 2011, between the Company and James H. Richardson	Form 10-Q	November 9, 2011
10.25*	(1)	Form of Indemnification Agreement between the Company and each of its directors and officers	Form 10-K	March 1, 2011
14.1		The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 of Regulation S-K)		Filed herewith
21.1		List of Subsidiaries of the Company		Filed herewith
23.1		Consent of Ernst & Young LLP		Filed herewith
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.3		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.4		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.0		Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
101.1
The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the years ended December 31, 2019, 2018, and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, (vi) Notes to Consolidated Financial Statements, and (vii) Schedule III - Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation of the Company.
Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(*) Incorporated by reference.
(1) Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated:	February 4, 2020	By:	/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Stephen A. Richardson
Stephen A. Richardson Co-Chief Executive Officer (Principal Executive Officer)

/s/ Peter M. Moglia
Co-Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)

S-1

KNOW ALL THOSE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joel S. Marcus, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, if any, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent of their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel S. Marcus	Executive Chairman (Principal Executive Officer)	February 4, 2020
Joel S. Marcus

/s/ Stephen A. Richardson	Co-Chief Executive Officer (Principal Executive Officer)	February 4, 2020
Stephen A. Richardson

/s/ Peter M. Moglia	Co-Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)	February 4, 2020
Peter M. Moglia

/s/ Dean A. Shigenaga	Co-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 4, 2020
Dean A. Shigenaga

/s/ Steven R. Hash	Lead Director	February 4, 2020
Steven R. Hash

/s/ John L. Atkins, III	Director	February 4, 2020
John L. Atkins, III

/s/ James P. Cain	Director	February 4, 2020
James P. Cain

/s/ Maria C. Freire	Director	February 4, 2020
Maria C. Freire

/s/ Richard H. Klein	Director	February 4, 2020
Richard H. Klein

/s/ James H. Richardson	Director	February 4, 2020
James H. Richardson

/s/ Michael A. Woronoff	Director	February 4, 2020
Michael A. Woronoff

S-2

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Alexandria Real Estate Equities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the Company), as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Recognition of acquired real estate – Purchase price accounting
Description of the Matter
As more fully disclosed in Notes 2 and 3 to the consolidated financial statements, during 2019, the Company completed the acquisition of 47 properties for a total purchase price of $2.3 billion. The transactions were accounted for as asset acquisitions, and the purchase prices were allocated based on the relative fair values of the assets acquired (including land, buildings and improvements, and the intangible value of acquired above-market leases, acquired in-place leases, tenant relationships and other intangible assets) and liabilities assumed (including the intangible value of acquired below-market leases and other intangible liabilities). The fair value of tangible and intangible assets and liabilities is based on available comparable market information, including estimated replacement costs, rental rates, recent market transactions, and estimated cash flow projections that utilize appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market or economic conditions, that may affect the property.

Auditing the Company’s estimate of the fair value of the acquired tangible and intangible assets and liabilities involves significant estimation uncertainty due to the judgment used by management in selecting key assumptions based on recent comparable transactions or market data, which are primarily unobservable inputs, and the sensitivity of the estimates to changes in assumptions. The allocation of purchase price to the components of properties acquired could have an effect on the Company’s net income due to the useful depreciable and amortizable lives applicable to each component and the recognition of the related depreciation or amortization expense in the Company’s consolidated statements of operations.

How we Addressed the Matter in Our Audit
Our audit procedures related to the key assumptions utilized in the Company’s purchase price accounting for acquired real estate included the following procedures, among others:

We tested the design and operating effectiveness of controls over the Company’s process for determining and reviewing the key inputs and assumptions used in estimating the fair value of acquired assets and liabilities and allocating purchase price to the various components.

We evaluated the incorporation of the key assumptions in the purchase price accounting model and recalculated the model’s results. To test the fair values of acquired tangible and intangible assets and liabilities used in the purchase price allocation, we performed procedures to evaluate the valuation methods and significant assumptions used by management. We evaluated the completeness and accuracy of the underlying data supporting the determination of the various inputs. Our internal valuation specialists assisted us in evaluating the methodology used by the Company and considered the consistency of the land and building values, estimated replacement costs, market rental rates, ground lease rates and discount rates with external data sources.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Los Angeles, California
February 4, 2020

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Investments in real estate	$14,844,038	$11,913,693
Investments in unconsolidated real estate joint ventures	346,890	237,507
Cash and cash equivalents	189,681	234,181
Restricted cash	53,008	37,949
Tenant receivables	10,691	9,798
Deferred rent	641,844	530,237
Deferred leasing costs	270,043	239,070
Investments	1,140,594	892,264
Other assets	893,714	370,257
Total assets	$18,390,503	$14,464,956

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$349,352	$630,547
Unsecured senior notes payable	6,044,127	4,292,293
Unsecured senior line of credit	384,000	208,000
Unsecured senior bank term loan	—	347,415
Accounts payable, accrued expenses, and other liabilities	1,320,268	981,707
Dividends payable	126,278	110,280
Total liabilities	8,224,025	6,570,242

Commitments and contingencies

Redeemable noncontrolling interests	12,300	10,786

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
7.00% Series D cumulative convertible preferred stock, $0.01 par value per share, 10,000,000 shares authorized; 0 and 2,573,432 shares issued and outstanding as of December 31, 2019 and 2018, respectively; $25 liquidation value per share	—	64,336
Common stock, $0.01 par value per share, 200,000,000 shares authorized as of December 31, 2019 and 2018; 120,800,315 and 111,011,816 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,208	1,110
Additional paid-in capital	8,874,367	7,286,954
Accumulated other comprehensive loss	(9,749)	(10,435)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	8,865,826	7,341,965
Noncontrolling interests	1,288,352	541,963
Total equity	10,154,178	7,883,928
Total liabilities, noncontrolling interests, and equity	$18,390,503	$14,464,956

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Income from rentals	$1,516,864	$1,314,781	$1,122,325
Other income	14,432	12,678	5,772
Total revenues	1,531,296	1,327,459	1,128,097

Expenses:
Rental operations	445,492	381,120	325,609
General and administrative	108,823	90,405	75,009
Interest	173,675	157,495	128,645
Depreciation and amortization	544,612	477,661	416,783
Impairment of real estate	12,334	6,311	203
Loss on early extinguishment of debt	47,570	1,122	3,451
Total expenses	1,332,506	1,114,114	949,700

Equity in earnings of unconsolidated real estate joint ventures	10,136	43,981	15,426
Investment income	194,647	136,763	—
Gain on sales of real estate – rental properties	474	8,704	270
Gain on sales of real estate – land parcels	—	—	111
Net income	404,047	402,793	194,204
Net income attributable to noncontrolling interests	(40,882)	(23,481)	(25,111)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	363,165	379,312	169,093
Dividends on preferred stock	(3,204)	(5,060)	(7,666)
Preferred stock redemption charge	(2,580)	(4,240)	(11,279)
Net income attributable to unvested restricted stock awards	(6,386)	(6,029)	(4,753)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$350,995	$363,983	$145,395

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$3.13	$3.53	$1.59
Diluted	$3.12	$3.52	$1.58

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$404,047	$402,793	$194,204
Other comprehensive income (loss)
Unrealized gains on available-for-sale equity securities:
Unrealized holding gains arising during the period	—	—	24,360
Reclassification adjustment for losses included in net income	—	—	6,118
Unrealized gains on available-for-sale equity securities, net	—	—	30,478

Unrealized (losses) gains on interest rate hedge agreements:
Unrealized interest rate hedge (losses) gains arising during the period	(1,763)	1,622	2,837
Reclassification adjustment for amortization to interest expense included in net income	(1,777)	(4,941)	1,915
Reclassification of losses related to terminated interest rate hedge instruments to interest expense included in net income	1,702	—	—
Unrealized (losses) gains on interest rate hedge agreements, net	(1,838)	(3,319)	4,752

Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	2,524	(7,369)	7,774
Reclassification adjustment for cumulative foreign currency translation losses included in net income (loss) upon sale or liquidation	—	—	1,599
Unrealized gains (losses) on foreign currency translation, net	2,524	(7,369)	9,373

Total other comprehensive income (loss)	686	(10,688)	44,603
Comprehensive income	404,733	392,105	238,807
Less: comprehensive income attributable to noncontrolling interests	(40,882)	(23,481)	(25,045)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$363,851	$368,624	$213,762

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	6.45% Series E Cumulative Redeemable Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2016	$86,914	$130,000	87,665,880	$877	$4,672,650	$—	$5,355	$475,175	$5,370,971	$11,307
Net income	—	—	—	—	—	169,093	—	24,053	193,146	1,058
Total other comprehensive income (loss)	—	—	—	—	—	—	44,669	(66)	44,603	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	(541)	(541)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21,505)	(21,505)	(856)
Contributions from and sales of noncontrolling interests	—	—	—	—	7,747	—	—	44,878	52,625	—
Issuance of common stock	—	—	11,694,101	117	1,275,280	—	—	—	1,275,397	—
Issuance pursuant to stock plan	—	—	423,705	4	42,395	—	—	—	42,399	—
Repurchases of 7.00% Series D preferred stock	(12,528)	—	—	—	391	(5,797)	—	—	(17,934)	—
Redemption of 6.45% Series E preferred stock	—	(130,000)	—	—	5,132	(5,482)	—	—	(130,350)	—
Dividends declared on common stock ($3.45 per share)	—	—	—	—	—	(329,485)	—	—	(329,485)	—
Dividends declared on preferred stock ($1.75 per share of Series D and $0.403125 per share of Series E)	—	—	—	—	—	(7,666)	—	—	(7,666)	—
Distributions in excess of earnings	—	—	—	—	(179,337)	179,337	—	—	—	—
Balance as of December 31, 2017	74,386	—	99,783,686	998	5,824,258	—	50,024	521,994	6,471,660	11,509
Net income	—	—	—	—	—	379,312	—	22,618	401,930	863
Total other comprehensive loss	—	—	—	—	—	—	(10,688)	—	(10,688)	—
Reclassification of net unrealized gains on non-real estate investments upon adoption of new ASU on financial instruments on January 1, 2018	—	—	—	—	—	140,521	(49,771)	—	90,750	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,597)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(29,810)	(29,810)	(846)
Contributions from and sales of noncontrolling interests	—	—	—	—	257	—	—	27,161	27,418	857
Issuance of common stock	—	—	10,915,120	109	1,304,531	—	—	—	1,304,640	—
Issuance pursuant to stock plan	—	—	313,010	3	45,975	—	—	—	45,978	—
Repurchases of 7.00% Series D preferred stock	(10,050)	—	—	—	314	(4,240)	—	—	(13,976)	—
Dividends declared on common stock ($3.73 per share)	—	—	—	—	—	(398,914)	—	—	(398,914)	—
Dividends declared on preferred stock ($1.75 per share)	—	—	—	—	—	(5,060)	—	—	(5,060)	—
Reclassification of distributions in excess of earnings	—	—	—	—	111,619	(111,619)	—	—	—	—
Balance as of December 31, 2018	$64,336	$—	111,011,816	$1,110	$7,286,954	$—	$(10,435)	$541,963	$7,883,928	$10,786

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2018	$64,336	111,011,816	$1,110	$7,286,954	$—	$(10,435)	$541,963	$7,883,928	$10,786
Net income	—	—	—	—	363,165	—	40,007	403,172	875
Total other comprehensive income	—	—	—	—	—	686	—	686	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(47,395)	(47,395)	(830)
Contributions from and sales of noncontrolling interests	—	—	—	381,162	—	—	753,777	1,134,939	1,469
Issuance of common stock	—	8,723,076	87	1,216,358	—	—	—	1,216,445	—
Issuance pursuant to stock plan	—	666,836	7	67,906	—	—	—	67,913	—
Taxes paid related to net settlement of equity awards	—	(179,008)	(2)	(25,475)	—	—	—	(25,477)	—
Repurchases of 7.00% Series D preferred stock	(6,875)	—	—	215	(2,580)	—	—	(9,240)	—
Conversion of 7.00% Series D preferred stock	(57,461)	577,595	6	57,355	—	—	—	(100)	—
Dividends declared on common stock ($4.00 per share)	—	—	—	—	(463,964)	—	—	(463,964)	—
Dividends declared on preferred stock ($1.3125 per share)	—	—	—	—	(3,204)	—	—	(3,204)	—
Cumulative effect of adjustment upon adoption of new ASU on lease accounting on January 1, 2019	—	—	—	—	(3,525)	—	—	(3,525)	—
Reclassification of distributions in excess of earnings	—	—	—	(110,108)	110,108	—	—	—	—
Balance as of December 31, 2019	$—	120,800,315	$1,208	$8,874,367	$—	$(9,749)	$1,288,352	$10,154,178	$12,300

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income	$404,047	$402,793	$194,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	544,612	477,661	416,783
Loss on early extinguishment of debt	47,570	1,122	3,451
Impairment of real estate	12,334	6,311	203
Gain on sales of real estate – rental properties	(474)	(8,704)	(270)
Gain on sales of real estate – land parcels	—	—	(111)
Equity in earnings of unconsolidated real estate joint ventures	(10,136)	(43,981)	(15,426)
Distributions of earnings from unconsolidated real estate joint ventures	2,796	430	1,618
Amortization of loan fees	9,105	10,271	11,149
Amortization of debt premiums	(3,777)	(2,406)	(2,512)
Amortization of acquired below-market leases	(29,813)	(21,938)	(19,055)
Deferred rent	(104,235)	(93,883)	(107,643)
Stock compensation expense	43,640	35,019	25,610
Investment income	(194,647)	(136,763)	(1,329)
Changes in operating assets and liabilities:
Tenant receivables	(897)	435	(502)
Deferred leasing costs	(54,455)	(57,088)	(62,639)
Other assets	(20,825)	(20,849)	(18,222)
Accounts payable, accrued expenses, and other liabilities	39,012	21,909	25,573
Net cash provided by operating activities	683,857	570,339	450,882

Investing Activities
Proceeds from sales of real estate	6,619	20,190	15,432
Additions to real estate	(1,224,541)	(927,168)	(893,685)
Purchases of real estate	(2,259,778)	(1,037,180)	(675,584)
Deposits for investing activities	(18,107)	(2,000)	(2,300)
Acquisitions of interest in unconsolidated real estate joint ventures	—	(35,922)	(60,291)
Investments in unconsolidated real estate joint ventures	(102,081)	(116,008)	(17,876)
Return of capital from unconsolidated real estate joint ventures	14	68,592	38,576
Additions to non-real estate investments	(190,778)	(235,943)	(171,881)
Sales of non-real estate investments	147,332	103,679	30,483
Net cash used in investing activities	$(3,641,320)	$(2,161,760)	$(1,737,126)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2019	2018	2017
Financing Activities
Borrowings from secured notes payable	$—	$17,784	$153,405
Repayments of borrowings from secured notes payable	(306,199)	(156,888)	(396,240)
Proceeds from issuance of unsecured senior notes payable	2,721,169	899,321	1,023,262
Repayments of unsecured senior notes payable	(950,000)	—	—
Borrowings from unsecured senior line of credit	5,056,000	4,741,000	3,858,000
Repayments of borrowings from unsecured senior line of credit	(4,880,000)	(4,583,000)	(3,836,000)
Proceeds from issuance of commercial paper program	2,233,000	—	—
Repayments of borrowings from commercial paper program	(2,233,000)	—	—
Repayments of borrowings from unsecured senior bank term loan	(350,000)	(200,000)	(200,000)
Premium paid for early extinguishment of debt	(41,351)	—	—
Payments of loan fees	(27,182)	(19,292)	(10,019)
Taxes paid related to net settlement of equity awards	(25,477)	—	—
Repurchases of 7.00% Series D cumulative convertible preferred stock	(9,240)	(13,976)	(17,934)
Redemption of 6.45% Series E cumulative redeemable preferred stock	—	—	(130,350)
Proceeds from issuance of common stock	1,216,445	1,293,301	1,275,397
Dividends on common stock	(447,029)	(380,632)	(312,131)
Dividends on preferred stock	(4,141)	(5,207)	(9,619)
Contributions from and sales of noncontrolling interests	1,022,712	28,275	44,931
Distributions to and purchases of noncontrolling interests	(48,225)	(32,253)	(22,361)
Net cash provided by financing activities	2,927,482	1,588,433	1,420,341

Effect of foreign exchange rate changes on cash and cash equivalents	540	(2,068)	1,723

Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,441)	(5,056)	135,820
Cash, cash equivalents, and restricted cash as of the beginning of period	272,130	277,186	141,366
Cash, cash equivalents, and restricted cash as of the end of period	$242,689	$272,130	$277,186

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$146,165	$127,093	$112,113
Change in accrued construction	$(24)	$81,177	$(11,034)
Accrued construction for current-period additions to real estate	$220,773	$244,147	$179,154
Assumption of secured notes payable in connection with purchase of properties	$(28,200)	$—	$—
Right-of-use asset	$269,189	$—	$—
Lease liability	$(275,175)	$—	$—
Payable for purchase of real estate	$—	$(65,000)	$—
Contribution of real estate to an unconsolidated real estate joint venture	$—	$—	$6,998
Contribution of real estate from noncontrolling interests	$115,167	$—	$8,597
Issuance of common stock for conversion of 7.00% Series D preferred stock	$57,461	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements

1.	Organization and basis of presentation

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® urban office REIT, is the first and longest-tenured owner, operator, and developer uniquely focused on collaborative life science, technology, and agtech campuses in AAA innovation cluster locations. As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior-period amounts have been reclassified to conform to the current-period presentation. Refer to the “Lease Accounting” section in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements.

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

Voting model

If a legal entity fails to meet any of the three characteristics of a VIE (i.e., insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that other equity holders do not have substantive participating rights. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our consolidated financial statements for further information on our unconsolidated real estate joint ventures that qualify for evaluation under the voting model.

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

Reportable segment

We are engaged in the business of providing space for lease to the life science, technology, and agtech industries. Our properties are similar in that they provide space for lease to the aforementioned industries, consist of improvements that are generic and reusable, are primarily located in AAA urban innovation cluster locations, and have similar economic characteristics. Our chief operating decision makers review financial information for our entire consolidated operations when making decisions related to assessing our operating performance, and review financial information for our individual properties when determining how to allocate resources related to capital expenditures. We have aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes. The financial information disclosed herein represents all of the financial information related to our one reportable segment.

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

Generally, our acquisitions of real estate or in-substance real estate do not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort, or delay. When evaluating acquired service or management contracts, we consider the nature of the services performed, the terms of the contract relative to similar arm’s-length contracts, and the availability of comparable vendors in evaluating whether the acquired contract constitutes a substantive process.

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

We exercise judgment to determine the key assumptions used to allocate the purchase price of real estate acquired among its components. The allocation of the consideration to the various components of properties acquired during the year can have an effect on our net income due to the useful depreciable and amortizable lives applicable to each component and the recognition of the related depreciation and amortization expense in our consolidated statements of operations. We apply judgment in utilizing available comparable market information to assess relative fair value. We assess the relative fair values of tangible and intangible assets and liabilities based on available comparable market information, including estimated replacement costs, rental rates, and recent market transactions. In addition, we may use estimated cash flow projections that utilize appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market/economic conditions that may affect the property.

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

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the respective ground lease term, estimated useful life, or up to 40 years, for buildings and building improvements, an estimated life, or up to 20 years, for land improvements; the respective lease term or estimated useful life for tenant improvements; and the shorter of the lease term or estimated useful life for equipment. The values of acquired in-place leases and associated favorable intangibles (i.e., acquired above-market leases) are classified in other assets in the accompanying consolidated balance sheets and are amortized over the remaining terms of the related leases, as a reduction of income from rentals in our consolidated statements of operations. The values of unfavorable intangibles (i.e., acquired below-market leases) associated with acquired in-place leases are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets and are amortized over the remaining terms of the related leases, as an increase in income from rentals in our consolidated statements of operations.

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

•
Investments in privately held entities that report NAV per share, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV per share reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV per share reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date. We disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse (or indicate if this timing is unknown) if the investee has communicated this information to us or has announced it publicly.

2.	Summary of significant accounting policies (continued)

•
Investments in privately held entities that do not report NAV per share are accounted for using a measurement alternative under which these investments are measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

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

Investments in privately held entities are accounted for under the equity method, unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of December 31, 2019.

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

Revenues

The table below provides detail of our consolidated total revenues for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Income from rentals:
Revenues subject to the new lease accounting standard:
Operating leases	$1,465,692
Direct financing lease	2,421
Revenues subject to the new lease accounting standard	1,468,113
Revenues subject to the revenue recognition accounting standard	48,751
Income from rentals	1,516,864
Other income	14,432
Total revenues	$1,531,296

During the year ended December 31, 2019, revenues that were subject to the new lease accounting standard aggregated $1.5 billion and represented 95.9% of our total revenues.

During the year ended December 31, 2019, our total revenues also included $63.2 million, or 4.1%, subject to other accounting guidance. For a detailed discussion related to our revenue streams, refer to the “Lease Accounting” and “Recognition of Revenue Arising From Contracts With Customers” sections within this Note 2 to our consolidated financial statements.

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

For our leases that commenced prior to January 1, 2019, under the package of practical expedients and optional transition method, we are not required to reassess whether initial direct leasing costs capitalized prior to the adoption of the new lease accounting standard in connection with such leases qualify for capitalization under the new lease accounting standard. Therefore, we continue to amortize these initial direct leasing costs over their respective lease terms.

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

Subsequent application of the new lease accounting guidance

Definition of a lease

Effective January 1, 2019, when we enter into a contract or amend an existing contract, we evaluate whether the contract meets the definition of a lease. To meet the definition of a lease, the contract must meet all three criteria:

(i)	One party (lessor) must hold an identified asset;

(ii)	The counterparty (lessee) must have the right to obtain substantially all of the economic benefits from the use of the asset throughout the period of the contract; and

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

Lease classification

The new lease accounting standard also sets new criteria for determining the classification of finance leases for lessees and sales-type leases for lessors. The criteria to determine whether a lease should be accounted for as a finance/sales-type lease include any of the following:

(i)	Ownership is transferred from lessor to lessee by the end of the lease term;

(ii)	An option to purchase is reasonably certain to be exercised;

(iii)	The lease term is for the major part of the underlying asset’s remaining economic life;

(iv)	The present value of lease payments equals or exceeds substantially all of the fair value of the underlying asset; or

(v)	The underlying asset is specialized and is expected to have no alternative use at the end of the lease term.

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

Operating leases

We account for the revenue from our lease contracts by utilizing the single component accounting policy. This policy requires us to account for, by class of underlying asset, the lease component and nonlease component(s) associated with each lease as a single component if two criteria are met:

(i)	The timing and pattern of transfer of the lease component and the nonlease component(s) are the same; and

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

We assess collectibility from our tenants of future lease payments for each of our operating leases. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize an adjustment to lower our income from rentals. As of December 31, 2019, we assessed the collectibility of remaining lease payments under each operating lease in which we are the lessor and determined that collectibility of each lease was probable.

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

The table below provides a reconciliation of the prior-period presentation of the line items that were reclassified in our consolidated statements of operations to conform to the current-period presentation, pursuant to our adoption of the new lease accounting standard and election of the single component practical expedient (in thousands):

	Year Ended
	2018	2017
Rental revenues (presentation prior to January 1, 2019)	$1,010,718	$863,181
Tenant recoveries (presentation prior to January 1, 2019)	304,063	259,144
Income from rentals (presentation effective January 1, 2019)	$1,314,781	$1,122,325

2.	Summary of significant accounting policies (continued)

Direct financing and sales-type leases

As of December 31, 2019, we had one direct financing lease and no sales-type leases. Income from rentals related to our direct financing lease is recognized over the lease term using the effective interest rate method. At lease commencement, we record an asset within other assets in our consolidated balance sheets, which represents our net investment in the direct financing lease. This initial net investment is determined by aggregating the total future lease payments attributable to the direct financing lease and the estimated residual value of the property less unearned income. Over the lease term, the investment in the direct financing lease is reduced and rental income is recognized as income from rentals in our consolidated statements of operations, producing a constant periodic rate of return on the net investment in the direct financing lease.

Subsequent to lease commencement, we assess collectibility from our tenants of future lease payments. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we evaluate our net investment in the direct financing lease for impairment. Upon determination that an impairment has occurred, an impairment charge is recognized to reduce the carrying balance in the net investment in the direct financing lease to its estimated fair value. As of December 31, 2019, we assessed the collectibility of future lease payments under our direct financing lease and determined that collectibility was probable.

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

Total revenues subject to the revenue recognition accounting standard for the year ended December 31, 2019, included $48.8 million primarily related to short-term parking revenues associated with long-term lease agreements. These revenues are classified within income from rentals in our consolidated statements of operations. Short-term parking revenues do not qualify for the single lease component practical expedient, discussed in the “Lessor Accounting” subsection of the “Lease Accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. During 2019, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We then evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock. As of December 31, 2019, we had no forward equity sales agreements outstanding.

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

Hedge accounting

From time to time, we utilize interest rate hedge agreements to manage a portion of our exposure to variable interest rates. Historically, our interest rate hedge agreements have primarily related to our borrowings with variable interest rates based on LIBOR. However, in connection with the LIBOR cessation projected by the end of 2021 and the potential replacement of this rate in the U.S. with the Secured Overnight Financing Rate (“SOFR”), we have paid down the majority of our outstanding LIBOR-based borrowings and terminated our related interest rate hedge agreements to minimize our exposure to LIBOR. As a result, as of December 31, 2019, we had no outstanding interest rate hedge agreements and no LIBOR-based borrowings other than borrowings of $384.0 million outstanding under our unsecured senior line of credit.

In October 2018, the FASB issued an accounting standard that expanded the list of U.S. benchmark interest rates permitted in the application of hedge accounting to include the overnight index swap rate based on SOFR. The accounting standard became effective for us and was adopted on January 1, 2019. Upon adoption on January 1, 2019, and during the year ended December 31, 2019, we had no hedges based on SOFR; therefore, the adoption of this accounting standard had no effect on our consolidated financial statements. Should we issue variable interest rate debt in the future, including SOFR-based debt, and enter into related interest rate hedge agreements to manage our exposure to variable interest rates, we will continue applying the interest hedge accounting policy, described below, that had been applied to our interest rate hedge agreements based on LIBOR.

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

The fair value of each interest rate hedge agreement is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flows of each derivative. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The fair values of our interest rate hedge agreements are determined using the market-standard methodology of netting the discounted future fixed-cash payments and the discounted expected variable-cash receipts. The variable-cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The fair value calculation also includes an amount for risk of non-performance of our counterparties using “significant unobservable inputs,” such as estimates of current credit spreads, to evaluate the likelihood of default.

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

2.	Summary of significant accounting policies (continued)

Restricted cash

We present cash and cash equivalents separately from restricted cash within our consolidated balance sheets. We include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows. We provide a reconciliation between the balance sheet and statement of cash flows, as required when the balance includes more than one line item for cash, cash equivalents, and restricted cash. We also provide a disclosure of the nature of the restrictions related to material restricted cash balances.

Recent accounting pronouncements

Allowance for credit losses

In June 2016, the FASB issued an accounting standard (further clarified with subsequently issued updates) that requires companies to estimate and recognize lifetime expected losses, rather than incurred losses, resulting in the earlier recognition of credit losses even if the expected risk of credit loss is remote. The accounting standard applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases arising from sales-type and direct financing leases, and off-balance-sheet credit exposures (e.g., loan commitments). The standard does not apply to the receivables arising from operating leases. An assessment of the collectibility of operating lease payments and the recognition of an adjustment to lease income based on this assessment is governed by the lease accounting standard discussed in the “Lease Accounting” section earlier within this Note 2.

The accounting standard became effective for us and was adopted on January 1, 2020. Upon adoption, we had one lease subject to this standard classified as a direct financing lease with a net investment balance aggregating $39.9 million prior to the credit loss adjustment. In this direct financing lease, the payment obligation of the lessee is collateralized by real estate property. Historically, we have had no collection issues related to this direct financing lease; therefore, we assessed the probability of default on this lease based on the lessee’s financial condition, credit rating, business prospects, remaining term of the lease, expected value of the underlying collateral upon its repossession, and our historical loss experience related to other leases in which we are the lessor. Based on the aforementioned considerations, we estimated a credit loss adjustment related to this direct financing lease totaling $2.2 million, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in direct financing lease balance from $39.9 million to $37.7 million in our consolidated balance sheets on January 1, 2020.

In addition to direct financing lease, the accounting standard on credit losses applies to our receivables that result from revenue transactions within the scope of the revenue recognition standard discussed in the “Recognition of Revenue Arising From Contracts With Customers” section earlier within this Note 2. Upon adoption of the standard on January 1, 2020, our receivables resulting from revenue transactions within the scope of revenue recognition standard aggregated $16.1 million. Among other factors, we considered the short-term nature of these receivables, our positive assessment of the financial condition and business prospects of the payors, and minimal historical collectibility issues. Based on the aforementioned considerations, we estimated the credit loss related to our trade receivables to approximate $259,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the tenant receivables balance in our consolidated balance sheets on January 1, 2020.

Recognition and measurement of financial instruments

In January 2016, the FASB issued an accounting standard (further clarified with subsequently issued updates) that updated the framework for companies to account for financial instruments. We adopted this accounting standard on January 1, 2018. Subsequently in April 2019, the FASB issued an accounting standard that amends the financial instruments standard by clarifying that all adjustments made under the measurement alternative elected for equity securities without readily determinable fair values represent nonrecurring fair value measurement adjustments and therefore require applicable fair value disclosures, including disclosures about the level of the fair value hierarchy within which the fair value measurements are categorized. The standard is effective for reporting periods beginning after December 15, 2019, with early adoption permitted. We adopted this standard on January 1, 2020. The adoption of this standard is not expected to impact our operating results. The footnotes to our consolidated financial statements will contain the incremental fair value disclosures related to our investments in privately held entities that do not report NAV, beginning with our quarterly report on Form 10-Q for the three months ending March 31, 2020.

3.	Investments in real estate

Our consolidated investments in real estate, including real estate assets held for sale as described in Note 19 – “Assets Classified as Held for Sale” to our consolidated financial statements, consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Rental properties:
Land (related to rental properties)	$2,225,785	$1,625,349
Buildings and building improvements	11,775,132	9,986,635
Other improvements	1,277,862	976,627
Rental properties	15,278,779	12,588,611
Development and redevelopment of new Class A properties:
Development and redevelopment projects	2,057,084	1,460,814
Future development projects	182,746	98,802
Gross investments in real estate	17,518,609	14,148,227
Less: accumulated depreciation	(2,704,657)	(2,263,797)
Net investments in real estate – North America	14,813,952	11,884,430
Net investments in real estate – Asia	30,086	29,263
Investments in real estate	$14,844,038	$11,913,693

Acquisitions

Our real estate asset acquisitions during the year ended December 31, 2019, consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Active Redevelopment	Operating With Future Development/Redevelopment	Operating	Purchase Price
Greater Boston	12	668,000	153,157	154,855	615,439	$858,600
San Francisco	8	—	347,912	478,000	247,770	735,450
New York City	—	135,938	—	—	—	25,000
San Diego	16	869,000	—	93,220	912,419	474,214	(1)
Seattle	1	188,400	—	18,680	—	28,500
Maryland	3	435,000	—	—	138,938	76,130
Other	7	54,000	—	134,678	34,534	77,000
Year ended December 31, 2019	47	2,350,338	501,069	879,433	1,949,100	$2,274,894

(1)
Includes $65.0 million paid in January 2019 for two properties at 10260 Campus Point Drive and 4161 Campus Point Court that we acquired in December 2018. The total purchase price was $80.0 million, of which $15.0 million was paid in December 2018. Also includes $114.8 million related to our partner’s noncontrolling interest in the consolidated real estate joint venture at 4224/4242 Campus Point Court and 10210 Campus Point Drive to reflect the full contractual purchase price.

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

During the year ended December 31, 2019, we acquired 47 properties for an aggregate purchase price of $2.3 billion. In connection with our acquisitions, we recorded in-place leases aggregating $197.8 million and below-market leases in which we are the lessor aggregating $90.2 million. As of December 31, 2019, the weighted-average amortization period remaining on our acquired in-place and below-market leases related to properties acquired in 2019 was 9.0 years and 11.9 years, respectively, and 9.9 years in total.

Acquired below-market leases

The balances of acquired below-market tenant leases, and related accumulated amortization, classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets as of December 31, 2019 and 2018, were as follows (in thousands):

	December 31,
	2019	2018
Acquired below-market leases	$326,255	$236,026
Accumulated amortization	(131,482)	(101,218)
	$194,773	$134,808

For the years ended December 31, 2019, 2018, and 2017, we recognized in rental revenues approximately $30.3 million, $22.3 million, and $19.3 million, respectively, related to the amortization of acquired below-market leases.

The amounts in the table above excludes the balances of acquired below-market ground leases, and related accumulated amortization, classified in other assets in our consolidated balance sheets as of December 31, 2019 and 2018. Refer to Note 8 – “Other Assets” to our consolidated financial statements.

The weighted-average amortization period of the value of acquired below-market leases was approximately 5.1 years, and the estimated annual amortization of the value of acquired below-market leases as of December 31, 2019, is as follows (in thousands):

Year	Amount
2020	$44,269
2021	20,698
2022	19,503
2023	18,635
2024	16,940
Thereafter	74,728
Total	$194,773

Acquired in-place leases

The balances of acquired in-place leases, and related accumulated amortization, are classified in other assets in our consolidated balance sheets. As of December 31, 2019 and 2018, these amounts were as follows (in thousands):

	December 31,
	2019	2018
Acquired in-place leases	$426,280	$229,095
Accumulated amortization	(144,630)	(96,189)
	$281,650	$132,906

3.	Investments in real estate (continued)

Amortization for these intangible assets, classified in depreciation and amortization expense in our consolidated statements of operations, was approximately $49.1 million, $34.3 million, and $19.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. The weighted-average amortization period of the value of acquired in-place leases was approximately 5.9 years, and the estimated annual amortization of the value of acquired in-place leases as of December 31, 2019, is as follows (in thousands):

Year	Amount
2020	$54,757
2021	49,878
2022	37,006
2023	31,885
2024	24,001
Thereafter	84,123
Total	$281,650

Sales of real estate assets and impairment charges

For the discussion of our sales of partial interests in 75/125 Binney Street, 5200 Illumina Way, and 500 Forbes Boulevard in 2019 and the formation of consolidated joint ventures that own these properties, refer to “Sales of Partial Interests and Formation of Consolidated Joint Ventures in 2019” section within Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our consolidated financial statements.

6138/6150 Nancy Ridge Drive

During the three months ended June 30, 2019, we classified as held for sale 6138/6150 Nancy Ridge Drive aggregating 56,698 RSF, located in our Sorrento Mesa submarket. In December 2019, we completed the sale of the property for a sales price of $6.6 million, or $117 per RSF, and recognized a gain of $474 thousand.

Impairment charges

In December 2019, we decided to sell two of our real estate assets aggregating 123,862 RSF located in non-cluster markets to allow for reinvestment of this capital into our highly leased value-creation pipeline. We evaluated these assets under the held for sale impairment model and determined that these investments met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations in our consolidated financial statements. Upon classification as held for sale, we recognized impairment charges aggregating $12.3 million to lower the carrying amounts to their respective estimated fair value less cost to sell. For additional information, refer to Note 19 – “Assets Classified as Held for Sale” to our consolidated financial statements.

4.	Consolidated and unconsolidated real estate joint ventures

From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of December 31, 2019, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest (1)
Consolidated joint ventures(2):
225 Binney Street	Greater Boston	Cambridge	30.0%
75/125 Binney Street	Greater Boston	Cambridge	40.0%
409 and 499 Illinois Street	San Francisco	Mission Bay/SoMa	60.0%
1500 Owens Street	San Francisco	Mission Bay/SoMa	50.1%
500 Forbes Boulevard	San Francisco	South San Francisco	10.0%
Campus Pointe by Alexandria(3)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	50.1%
SD Tech by Alexandria	San Diego	Sorrento Mesa	50.0%

Unconsolidated joint ventures(2):
Menlo Gateway	San Francisco	Greater Stanford	49.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(4)
704 Quince Orchard Road	Maryland	Gaithersburg	56.8%	(4)
1655 and 1725 Third Street	San Francisco	Mission Bay/SoMa	10.0%

(1)	Refer to the table on the next page that shows our categorization of our existing significant joint ventures under the consolidation framework.

(2)
In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in six other joint ventures in North America and we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.

(3)	Excludes 9880 Campus Point Drive in our University Town Center submarket.

(4)	Represents our ownership interest; our voting interest is limited to 50%.

Our consolidation policy is fully described under the “Consolidation” section in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements. Consolidation accounting is highly technical, but its framework is primarily based on the controlling financial interests and benefits of the joint ventures.

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

4.	Consolidated and unconsolidated real estate joint ventures (continued)

The table below shows our categorization of our existing significant joint ventures under the consolidation framework:

Property	Consolidation Model	Voting Interest	Consolidation Analysis	Conclusion

225 Binney Street	VIE model	Not applicable under the VIE model	We have:	Consolidated
75/125 Binney Street			(i) The power to direct the activities of the joint venture that most significantly affect its economic performance; and
409 and 499 Illinois Street
1500 Owens Street
500 Forbes Boulevard
Campus Pointe by Alexandria			(ii) Benefits that can be significant to the joint venture.
5200 Illumina Way
9625 Towne Centre Drive			Therefore, we are the primary beneficiary of each VIE
SD Tech by Alexandria
Menlo Gateway			We do not control the joint venture and are therefore not the primary beneficiary	Equity method of accounting
1401/1413 Research Boulevard
704 Quince Orchard Road	Voting model	Does not exceed 50%	Our voting interest is 50% or less
1655 and 1725 Third Street

Sales of partial interests and formation of consolidated joint ventures in 2019

75/125 Binney Street

In February 2019, we completed a partial sale of a 60% interest in 75/125 Binney Street, a Class A property in our Cambridge submarket, aggregating 388,270 RSF, for a sales price of $438.0 million, or $1,880 per RSF. We accounted for the $202.2 million difference between the consideration received and the book value of the 60% interest sold as an equity transaction, with no gain recognized in earnings.

We formed a joint venture with the buyer of the partial interest in 75/125 Binney Street. We hold a 40% ownership interest in this joint venture. As part of the joint venture agreement, we are responsible for operations that most significantly impact the economic performance of the joint venture. Our joint venture partner lacks kick-out rights over our role as property manager. Also, our partner lacks substantive participating rights that would allow it to significantly impact the economic performance of the joint venture, and can affect the operations of the joint venture primarily through the exercise of its protective rights. Therefore, we determined that we are the primary beneficiary of the joint venture. Accordingly, we have consolidated the joint venture under the variable interest model. Refer to the “Consolidation” section in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements for additional information.

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

We formed a joint venture with the buyer of the partial interest in 500 Forbes Boulevard. We hold a 10% ownership interest in this joint venture. As part of the joint venture agreement, we are responsible for operations that most significantly impact the economic performance of the joint venture. Our joint venture partner lacks kick-out rights over our role as property manager. Also, our partner lacks substantive participating rights that would allow it to significantly impact the economic performance of the joint venture, and can affect the operations of the joint venture primarily through the exercise of its protective rights. Therefore, we determined that we are the primary beneficiary of the joint venture. Accordingly, we have consolidated the joint venture under the variable interest model. Refer to the “Consolidation” section in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements for additional information.

4.	Consolidated and unconsolidated real estate joint ventures (continued)

5200 Illumina Way

In August 2019, we completed the sale of a 49% interest in 5200 Illumina Way, a Class A campus in our University Town Center submarket of San Diego, aggregating 792,687 RSF across six operating buildings and a land parcel available for future development. The total sales price of $286.7 million for the 49% partial interest comprises $264.6 million, or $681 per RSF, for the operating buildings and $22.1 million, or $100 per RSF, for the developable land parcel. The operating buildings are 100% occupied by Illumina, Inc. with a remaining lease term of 12 years. This transaction values 100% of the campus at $585.2 million and represents a value in excess of book basis aggregating $269.1 million, or $131.9 million for the 49% interest sold. We accounted for the $131.9 million difference between the consideration received and the book value of the 49% interest sold as an equity transaction, with no gain recognized in earnings.

We formed a joint venture with the buyer of the partial interest in 5200 Illumina Way. We hold a 51% ownership interest in this joint venture. As part of the joint venture agreement, we are responsible for operations that most significantly impact the economic performance of the joint venture. Our joint venture partner lacks kick-out rights over our role as property manager. Also, our partner lacks substantive participating rights that would allow them to significantly impact the economic performance of the joint venture, and can affect the operations of the joint venture primarily through the exercise of their protective rights. As a result, we have determined that we are the primary beneficiary of the joint venture. Accordingly, we have consolidated the joint venture under the variable interest model. Refer to the “Consolidation” section in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements for additional information.

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Investments in real estate	$2,678,476	$1,108,385
Cash and cash equivalents	81,021	42,178
Other assets	280,343	74,901
Total assets	$3,039,840	$1,225,464

Secured notes payable	$—	$—
Other liabilities	149,471	59,336
Total liabilities	149,471	59,336
Redeemable noncontrolling interests	2,388	874
Alexandria Real Estate Equities, Inc.’s share of equity	1,600,729	624,349
Noncontrolling interests’ share of equity	1,287,252	540,905
Total liabilities and equity	$3,039,840	$1,225,464

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

4.	Consolidated and unconsolidated real estate joint ventures (continued)

Unconsolidated real estate joint ventures

Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets of December 31, 2019 and 2018, consisted of the following (in thousands):

	December 31,
Property	2019	2018
Menlo Gateway	$288,408	$186,504
1401/1413 Research Boulevard	7,696	8,197
704 Quince Orchard Road	4,748	4,547
1655 and 1725 Third Street	37,016	34,917
Other	9,022	3,342
	$346,890	$237,507

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE.

Our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms as of December 31, 2019 (dollars in thousands):

		Maturity Date	Stated Rate	Interest Rate(1)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share				Debt Balance(2)	Remaining Commitments
1401/1413 Research Boulevard	65.0%	5/17/20	L+2.50%	5.18%	$26,158	$2,619
1655 and 1725 Third Street	10.0%	6/29/21	L+3.70%	5.41%	309,275	65,725
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	3.94%	9,172	5,709
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%	56,321	99,529
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%	142,101	—
					$543,027	$173,582

(1)	Includes interest expense and amortization of loan fees.

(2)	Represents outstanding principal, net of unamortized deferred financing costs, as of December 31, 2019.

5.    Leases

On January 1, 2019, we adopted a new lease accounting standard that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).

As a lessor, we are required to disclose, among other things, the following:

•	A description of the nature of leases, including terms for any variable payments, options to extend or terminate, and options to purchase the underlying asset;

•	Tabular presentation of undiscounted cash flows to be received over the next five years and thereafter separately for operating leases and direct financing leases;

•	The amount of lease income and its location on the statements of operations;

•	Income classified separately for operating leases and direct financing leases; and

•	Our risk management strategy to mitigate declines in residual value of the leased assets.

As a lessee, we are required to disclose, among other things, the following:

•	A description of the nature of leases, including terms for any variable payments, options to extend or terminate, and options to purchase the underlying asset;

•	The amounts of lease liabilities and corresponding right-of-use assets and their respective locations in the balance sheet;

•	The weighted-average remaining lease term and weighted-average discount rate of leases;

•	Tabular presentation of undiscounted cash flows of our remaining lease payment obligations over the next five years and thereafter; and

•	Total lease costs, including cash paid, amounts expensed, and amounts capitalized.

Refer to the “Lease Accounting” section in Note 2 – “Summary of Significant Accounting Policies” for additional information.

5.	Leases (continued)

Leases in which we are the lessor

As of December 31, 2019, we had 291 properties aggregating 27.0 million operating RSF located in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, technology, and agtech entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of December 31, 2019, all leases in which we are the lessor were classified as operating leases with the exception of one direct financing lease. Our operating leases and direct financing lease are described below.

Operating leases

As of December 31, 2019, our 291 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 72.9 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of December 31, 2019, are outlined in the table below (in thousands):

Year	Amount
2020	$1,074,698
2021	1,090,837
2022	1,076,898
2023	1,024,652
2024	948,223
Thereafter	6,238,082
Total	$11,453,390

Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements for additional information on our owned real estate assets, which are the underlying assets under our operating leases.

Direct financing lease

As of December 31, 2019, we had one direct financing lease agreement for a parking structure with a remaining lease term of 72.9 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The components of our net investment in our direct financing lease as of December 31, 2019 and 2018, are summarized in the table below (in thousands):

	December 31,
	2019	2018
Gross investment in direct financing lease	$260,457	$262,111
Less: unearned income	(220,541)	(222,962)
Net investment in direct financing lease	$39,916	$39,149

5.	Leases (continued)

Future lease payments to be received under the terms of our direct financing lease as of December 31, 2019, are outlined in the table below (in thousands):

Year	Total
2020	$1,705
2021	1,756
2022	1,809
2023	1,863
2024	1,919
Thereafter	251,405
Total	$260,457

Income from rentals

Our total income from rentals includes revenue related to agreements for rental of our investments in real estate, which primarily includes revenues subject to the guidance of the new lease accounting standard and revenues subject to the revenue recognition accounting standard as summarized below (in thousands):

Year Ended December 31, 2019
Income from rentals:
Revenues subject to the new lease accounting standard:
Operating leases	$1,465,692
Direct financing lease	2,421
Revenues subject to the new lease accounting standard	1,468,113
Revenues subject to the revenue recognition accounting standard	48,751
Income from rentals	$1,516,864

Our revenues that are subject to the revenue recognition accounting standard and are classified in income from rentals relate primarily to parking revenues, which consist of short-term rental revenues that are not considered lease revenue under the new lease accounting standard. Refer to the “Revenues” and “Recognition of revenue arising from contracts with customers” sections in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements for additional information.

Deferred leasing costs

The following table summarizes our deferred leasing costs as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Deferred leasing costs	$631,416	$557,791
Accumulated amortization	(361,373)	(318,721)
Deferred leasing costs, net	$270,043	$239,070

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

5.	Leases (continued)

Leases in which we are the lessee

We have operating lease agreements in which we are the lessee consisting of ground and office leases. Certain of these leases have options to extend or terminate the contract terms upon meeting certain criteria. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

Under the new lease accounting standard, we are required to recognize a right-of-use asset and a related liability to account for our future obligations under ground and office lease arrangements in which we are the lessee. Refer to the “Lessee Accounting” section in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements.

As of December 31, 2019, the present value of the remaining contractual payments, aggregating $699.9 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $271.8 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $264.7 million. As of December 31, 2019, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 44 years, and the weighted-average discount rate was 5.24%. The weighted-average discount date is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of December 31, 2019, included leases for 31 of our properties, which accounted for approximately 11% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $7.7 million as of December 31, 2019, our ground lease obligations have remaining lease terms ranging from approximately 34 years to 95 years, including extension options that we are reasonably certain to exercise.

The reconciliation of future lease payments, under non-cancelable operating ground and office leases in which we are the lessee, to the operating lease liability reflected in our consolidated balance sheet as of December 31, 2019, is presented in the table below (in thousands):

Year	Total
2020	$15,132
2021	15,931
2022	16,467
2023	16,628
2024	16,857
Thereafter	618,924
Total future payments under our operating leases in which we are the lessee	699,939
Effect of discounting	(428,131)
Operating lease liability	$271,808

Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 15 years, exclusive of extension options. For the years ended December 31, 2019, 2018, and 2017, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Gross operating lease costs	$19,740	$16,102	$14,307
Capitalized lease costs	(1,452)	(340)	(340)
Expenses for operating leases in which we are the lessee	$18,288	$15,762	$13,967

For the years ended December 31, 2019, 2018, and 2017, amounts paid and classified as operating activities in our consolidated statements of cash flows for leases in which we are the lessee, were $17.7 million, $14.8 million, and $14.6 million, respectively.

6.	Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$189,681	$234,181
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	24,331	22,681
Funds held in escrow related to construction projects and investing activities	23,252	10,558
Other	5,425	4,710
	53,008	37,949
Total	$242,689	$272,130

7.	Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, technology, and agtech industries. Investments in publicly traded companies are classified as investments with readily determinable fair values, and are carried at fair value, with changes in fair value classified in net income. Our investments in privately held entities consist of (i) investments that report NAV, such as our privately held investments in limited partnerships, which are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income, and (ii) investments in privately held entities that do not report NAV, which are measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

Effective January 1, 2018:

•	Investments in publicly traded companies are presented at fair value in our consolidated balance sheet, with changes in fair value recognized in net income.

•	Investments in privately held entities without readily determinable fair values previously accounted for under the cost method are accounted for as follows:

•
Investments in privately held entities that report NAV are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date.

•
Investments in privately held entities that do not report NAV are carried at cost, adjusted for observable price changes and impairments, with changes recognized in net income. These investments continue to be evaluated on the basis of a qualitative assessment for indicators of impairment by utilizing the same monitoring criteria described in the “Investments” section in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements, and by monitoring the presence of the following impairment indicators: (i) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic, or technological environment of the investee, (iii) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, (iv) significant concerns about the investee’s ability to continue as a going concern. If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment loss, without consideration as to whether the impairment is other-than-temporary, in an amount equal to the investment’s carrying value in excess of its estimated fair value.

•
Investments in privately held entities continue to require accounting under the equity method unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of December 31, 2019.

We classify unrealized and realized gains and losses on our equity investments within investment income in our consolidated statements of operations.

7.	Investments (continued)

Unrealized gains and losses represent (i) changes in fair value for investments in publicly traded companies, (ii) changes in NAV, as a practical expedient to estimate fair value, for investments in privately held entities that report NAV, and (iii) observable price changes of our investments in privately held entities that do not report NAV. An observable price is a price observed in an orderly transaction for an identical or similar investment of the same issuer. Observable price changes result from, among other things, equity transactions for the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. For these transactions to be considered observable price changes, we evaluate whether these transactions have similar rights and obligations, including voting rights, distribution preferences, conversion rights, and other factors, to the investments we hold.

Realized gains and losses represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. Impairments are realized losses, which result in an adjusted cost, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV to their estimated fair value.

The following tables summarize our investments as of December 31, 2019, and 2018 (in thousands):

	December 31, 2019
	Cost	Adjustments	Carrying Amount
Investments:
Publicly traded companies	$148,109	$170,528	$318,637
Entities that report NAV	271,276	162,626	433,902
Entities that do not report NAV:
Entities with observable price changes	42,045	68,489	110,534
Entities without observable price changes	277,521	—	277,521
Total investments	$738,951	$401,643	$1,140,594

	December 31, 2018
	Cost	Adjustments	Carrying Amount
Investments:
Publicly traded companies	$121,121	$62,884	$184,005
Entities that report NAV	204,646	113,159	317,805
Entities that do not report NAV:
Entities with observable price changes	39,421	64,112	103,533
Entities without observable price changes	286,921	—	286,921
Total investments	$652,109	$240,155	$892,264

Cumulative adjustments recognized on investments in privately held entities that do not report NAV held as of December 31, 2019, aggregated $68.5 million, which consisted of upward adjustments representing unrealized gains of $69.5 million and downward adjustments representing unrealized losses of $1.0 million.

During the year ended December 31, 2019, adjustments recognized on investments in privately held entities that do not report NAV aggregated $4.4 million, which consisted of upward adjustments of $5.2 million primarily representing unrealized gains, and downward adjustments of $832 thousand representing unrealized losses. Additionally, we recognized an impairment charge of $17.1 million related to investments in privately held entities that do not report NAV. Refer to the “Investments” section of Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements for further details.

7.	Investments (continued)

Our investment income for the years ended December 31, 2019 and 2018, consisted of the following (in thousands):

	Year Ended December 31, 2019
	Unrealized Gains (Losses)	Realized Gains (Losses)	Total
Investments held at December 31, 2019:
Publicly traded companies	$130,802	$—	$130,802
Entities that report NAV	49,440	—	49,440
Entities that do not report NAV, held at period end	4,378	(17,124)	(12,746)
Total investments held at December 31, 2019	184,620	(17,124)	167,496
Investment dispositions during the year ended December 31, 2019:
Recognized in the current period	—	27,151	27,151
Previously recognized gains	(23,131)	23,131	—
Total investment dispositions during the year ended December 31, 2019	(23,131)	50,282	27,151
Investment income	$161,489	$33,158	$194,647

	Year Ended December 31, 2018
	Unrealized Gains	Realized (Losses) Gains	Total
Investments held at December 31, 2018:
Publicly traded companies	$27,944	$—	$27,944
Entities that report NAV	22,389	—	22,389
Entities that do not report NAV, held at period end	64,112	(5,483)	58,629
Total investments held at December 31, 2018	114,445	(5,483)	108,962
Investment dispositions during the year ended December 31, 2018:
Recognized in the current period	—	27,801	27,801
Previously recognized gains	(14,811)	14,811	—
Total investment dispositions during the year ended December 31, 2018	(14,811)	42,612	27,801
Investment income	$99,634	$37,129	$136,763

Investments in privately held entities that report NAV

Investments in privately held entities that report NAV consist primarily of investments in limited partnerships. We are committed to funding approximately $229.5 million for all investments primarily related to our investments in limited partnerships. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.6 years as of December 31, 2019.
These investments are not redeemable by us, but we normally receive distributions from these investments throughout their term. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.5 years as of December 31, 2019.

8.	Other assets

The following table summarizes the components of other assets as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Acquired in-place leases	$281,650	$132,906
Acquired below-market leases in which we are the lessee(1)	—	17,434
Deferred compensation plan	22,225	19,238
Deferred financing costs – unsecured senior line of credit	13,064	16,060
Deposits	31,028	12,974
Furniture, fixtures, and equipment	23,031	14,787
Interest rate hedge assets	—	2,606
Net investment in direct financing lease	39,916	39,149
Notes receivable	435	528
Operating lease right-of-use asset(1)	264,709	—
Other assets	32,040	19,861
Prepaid expenses	11,324	13,690
Property, plant, and equipment	174,292	81,024
Total	$893,714	$370,257

(1)
Upon the adoption of new lease accounting standards on January 1, 2019, the balance related to the acquired below-market leases in which we are the lessee was included in the calculation of our operating lease right-of-use asset. Refer to Note 2 – “Summary of Significant Accounting Policies” and Note 5 – “Leases” to our consolidated financial statements for additional information.

9.	Fair value measurements

We provide fair value information about all financial instruments for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities by utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities (Level 1), (ii) significant other observable inputs (Level 2), and (iii) significant unobservable inputs (Level 3). Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2019 and 2018.

9.	Fair value measurements (continued)

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2019 and 2018 (in thousands):

		December 31, 2019
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies	$318,637	$318,637	$—	$—

		December 31, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies	$184,005	$184,005	$—	$—
Interest rate hedge agreements	$2,606	$—	$2,606	$—
Liabilities:
Interest rate hedge agreements	$768	$—	$768	$—

Our investments in publicly traded companies represent investments with readily determinable fair values, and are carried at fair value, with changes in fair value classified in net income. We also hold investments in privately held entities, which consist of (i) investments that report NAV, and (ii) investments that do not report NAV, further described below.

Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of December 31, 2019 and 2018, the carrying values of investments in privately held entities that report NAV aggregated $433.9 million and $317.8 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

Our investments in privately held entities that do not report NAV are measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. As of December 31, 2019 and 2018, the carrying values of investments in privately held entities that do not report NAV aggregated $388.1 million and $390.5 million, respectively. These investments are evaluated on a nonrecurring basis based on the observable price changes in orderly transactions for the identical or similar investment of the same issuer. Further adjustments are not made until another observable transaction occurs. Therefore, the determination of fair values of our investments in privately held entities that do not report NAV does not involve significant estimates and assumptions or subjective and complex judgments.

We also subject our investments in privately held entities that do not report NAV to a qualitative assessment for indicators of impairment. If indicators of impairment are present, we are required to estimate the investment’s fair value and immediately recognize an impairment loss in an amount equal to the investment’s carrying value in excess of its estimated fair value. For further details about our investments in privately held entities that do not report NAV and related impairment monitoring criteria refer to the “Investments” section in Note 2 – “Summary of Significant Accounting Policies” and Note 7 – “Investments” to our consolidated financial statements.

Effective on January 1, 2020, in accordance with the new accounting standard described within “Recognition and Measurement of Financial Instruments” subsection of “Recent Accounting Pronouncements” section within Note 2 – “Summary of Significant Accounting Policies,” for all investments in privately held entities that do not report NAV that are adjusted during the period under the measurement alternative elected for equity securities without readily determinable fair values, we will provide fair value disclosures, including disclosures about the level in the fair value hierarchy.

During the year ended December 31, 2019, in conjunction with the full repayment of our $350.0 million unsecured senior bank term loan described in Note 10 – “Secured and Unsecured Senior Debt” to our consolidated financial statements, we also terminated all of our interest rate hedge agreements aggregating $350.0 million with a weighted-average interest pay rate of 2.57%. Refer to Note 11 – “Interest Rate Hedge Agreements” to our consolidated financial statements for further details.

9.	Fair value measurements (continued)

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, other assets, accounts payable, accrued expenses, and other liabilities approximate their fair value.

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

As of December 31, 2019 and 2018, the book and estimated fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit and unsecured senior bank term loan were as follows (in thousands):

	December 31,
	2019		2018
	Book Value	Fair Value	Book Value	Fair Value
Liabilities:
Secured notes payable	$349,352	$363,344	$630,547	$638,860
Unsecured senior notes payable	$6,044,127	$6,571,668	$4,292,293	$4,288,335
Unsecured senior line of credit	$384,000	$383,928	$208,000	$208,106
Unsecured senior bank term loan	$—	$—	$347,415	$350,240

Nonrecurring fair value measurements

Refer to “Sales of Partial Interests and Formation of Consolidated Joint Ventures in 2019” in Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures,” Note 7 – “Investments,” and Note 19 – “Assets Classified as Held for Sale” to our consolidated financial statements for further discussion.

10.	Secured and unsecured senior debt

The following table summarizes our secured and unsecured senior debt as of December 31, 2019 (dollars in thousands):

	Fixed Rate Debt	Variable-Rate Debt			Weighted-Average
					Interest Rate(1)	Remaining Term (in years)
			Total	Percentage
Secured notes payable	$349,352	$—	$349,352	5.2%	3.57%	4.0
Unsecured senior notes payable	6,044,127	—	6,044,127	89.1	3.99	11.2
Commercial paper program	—	—	—	—	N/A	N/A
$2.2 billion unsecured senior line of credit	—	384,000	384,000	5.7	2.89	4.1
Total/weighted average	$6,393,479	$384,000	$6,777,479	100.0%	3.91%	10.4
Percentage of total debt	94%	6%	100%

(1)	Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

10.	Secured and unsecured senior debt (continued)

The following table summarizes our outstanding indebtedness and respective principal payments as of December 31, 2019 (dollars in thousands):

	Stated Rate	Interest Rate (1)		Maturity Date (2)	Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount) Premium
Debt					2020	2021	2022	2023	2024	Thereafter	Principal		Total
Secured notes payable
San Diego	4.66%	4.90%		1/1/23	$1,621	$1,852	$1,942	$26,259	$—	$—	$31,674	$(198)	$31,476
Greater Boston	3.93%	3.19		3/10/23	1,565	1,629	1,693	74,517	—	—	79,404	1,771	81,175
Greater Boston	4.82%	3.40		2/6/24	3,207	3,394	3,564	3,742	183,527	—	197,434	10,978	208,412
San Francisco	4.14%	4.42		7/1/26	—	—	—	—	—	28,200	28,200	(639)	27,561
San Francisco	6.50%	6.50		7/1/36	25	26	28	30	32	587	728	—	728
Secured debt weighted-average interest rate/subtotal	4.55%	3.57			6,418	6,901	7,227	104,548	183,559	28,787	337,440	11,912	349,352

Commercial paper program(3)	N/A	N/A	(3)	N/A	—	—	—	—	—	—	—	—	—
$2.2 billion unsecured senior line of credit	L+0.825%	2.89		1/28/24	—	—	—	—	384,000	—	384,000	—	384,000
Unsecured senior notes payable	3.90%	4.04		6/15/23	—	—	—	500,000	—	—	500,000	(2,065)	497,935
Unsecured senior notes payable – green bond	4.00%	4.03		1/15/24	—	—	—	—	650,000	—	650,000	(548)	649,452
Unsecured senior notes payable	3.45%	3.62		4/30/25	—	—	—	—	—	600,000	600,000	(4,667)	595,333
Unsecured senior notes payable	4.30%	4.50		1/15/26	—	—	—	—	—	300,000	300,000	(2,942)	297,058
Unsecured senior notes payable – green bond	3.80%	3.96		4/15/26	—	—	—	—	—	350,000	350,000	(3,081)	346,919
Unsecured senior notes payable	3.95%	4.13		1/15/27	—	—	—	—	—	350,000	350,000	(3,552)	346,448
Unsecured senior notes payable	3.95%	4.07		1/15/28	—	—	—	—	—	425,000	425,000	(3,403)	421,597
Unsecured senior notes payable	4.50%	4.60		7/30/29	—	—	—	—	—	300,000	300,000	(2,126)	297,874
Unsecured senior notes payable	2.75%	2.87		12/15/29	—	—	—	—	—	400,000	400,000	(4,089)	395,911
Unsecured senior notes payable	4.70%	4.81		7/1/30	—	—	—	—	—	450,000	450,000	(3,903)	446,097
Unsecured senior notes payable	3.375%	3.48		8/15/31	—	—	—	—	—	750,000	750,000	(7,527)	742,473
Unsecured senior notes payable	4.85%	4.93		4/15/49	—	—	—	—	—	300,000	300,000	(3,446)	296,554
Unsecured senior notes payable	4.00%	3.91		2/1/50	—	—	—	—	—	700,000	700,000	10,476	710,476
Unsecured debt weighted-average interest rate/subtotal		3.93			—	—	—	500,000	1,034,000	4,925,000	6,459,000	(30,873)	6,428,127
Weighted-average interest rate/total		3.91%			$6,418	$6,901	$7,227	$604,548	$1,217,559	$4,953,787	$6,796,440	$(18,961)	$6,777,479

(1)	Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

(2)	Reflects any extension options that we control.

(3)
In September 2019, we established a commercial paper program that has the ability to issue up to $750.0 million of commercial paper notes with a maximum maturity of 397 days from the date of issuance. Borrowings under the program will be used to fund short-term capital needs and are backed by our $2.2 billion unsecured senior line of credit. In the event we are unable to refinance outstanding borrowings under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at L+0.825%. The commercial paper notes sold during the year ended December 31, 2019, were issued at a yield to maturity of between 1.83% and 2.29%.

10.	Secured and unsecured senior debt (continued)

$2.2 billion unsecured senior line of credit

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties. Borrowings under the unsecured senior line of credit will bear interest at a “Eurocurrency Rate,” a “LIBOR Floating Rate,” or a “Base Rate” specified in the amended unsecured senior line of credit agreement plus, in any case, the Applicable Margin. The Eurocurrency Rate specified in the amended unsecured senior line of credit agreement is, as applicable, the rate per annum equal to either (i) the LIBOR or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The LIBOR Floating Rate means, for any day, one month LIBOR, or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in U.S. dollars. The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding.

$750.0 million commercial paper program

In September 2019, we established a commercial paper program, which received credit ratings of A-2 from S&P Global Ratings and Prime-2 from Moody’s Investors Service. Under this program, we have the ability to issue up to $750.0 million of commercial paper notes with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our $2.2 billion unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance on our commercial paper program. The net proceeds of the issuances of the notes are expected to be used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. During the year ended December 31, 2019, the commercial paper notes were issued at a yield to maturity of between 1.83% and 2.29%. As of December 31, 2019, we had no outstanding borrowings under our commercial paper program.

Unsecured senior notes payable

As of December 31, 2019, we have unsecured senior notes payable aggregating $6.1 billion, which are unsecured obligations of the Company and are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P., a 100% owned subsidiary of the Company. The unsecured senior notes payable rank equally in right of payment with all other senior unsecured indebtedness. However, the unsecured senior notes payable are subordinate to existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Company’s subsidiaries, other than Alexandria Real Estate Equities, L.P. In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.

10.	Secured and unsecured senior debt (continued)

During the year ended December 31, 2019, our issuances of unsecured senior notes payable and repayments of debt included the following (dollars in millions):

	Issuance Date	Stated Interest Rate	Effective Interest Rate	Maturity Date	Principal Amount		Net Proceeds
Issuances
Unsecured senior notes payable – green bond	March	4.00%	4.03%	1/15/24	$200		$203.0
Unsecured senior notes payable – green bond	March	3.80	3.96	4/15/26	350		346.6
Unsecured senior notes payable	March	4.85	4.93	4/15/49	300		296.5
Unsecured senior notes payable	July	3.375	3.48	8/15/31	750		742.5
Unsecured senior notes payable	July/Sept	4.00	3.91	2/1/50	700		711.1
Unsecured senior notes payable	Sept	2.75	2.87	12/15/29	400		395.8
		3.71%	3.77%	16.9 years	$2,700	(1)	$2,695.5

Repayments of debt
Secured notes payable	Jan	7.75%	8.15%	4/1/20	$107		N/A
Secured construction loan	March	3.29	3.29	1/28/20	193		N/A
Unsecured senior notes payable	July/Aug	2.75	2.96	1/15/20	400		N/A
Unsecured senior notes payable	July/Aug	4.60	4.75	4/1/22	550		N/A
Unsecured senior bank term loan	July/Sept	3.62	3.62	1/2/25	350		N/A
Weighted average/total		3.97%	4.11%	2.4 years	$1,600	(1)

(1)
The remaining proceeds received from our debt issuances, after repayments of debt, were used to fund the construction of our value-creation pipeline and acquisitions completed during 2019. Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements for additional information.

Our $350.0 million of 3.80% unsecured senior notes payable and our $200.0 million of 4.00% unsecured senior notes payable issued in March 2019 were allocated to fund recently completed and future eligible green development and redevelopment projects, and to the repayment of the outstanding balance of $193.1 million under our secured construction loan related to 50/60 Binney Street, a recently completed Class A property, which was awarded LEED® Gold certification.

The proceeds from our $300.0 million of 4.85% unsecured senior notes payable issued in March 2019 were primarily allocated to fund acquisitions completed during 2019. Refer to Note 3 – “Investments in Real Estate” to our consolidated financial statements for additional information.

The proceeds from our $750.0 million of 3.375% unsecured senior notes payable issued in July 2019 and partial proceeds from our $700.0 million of 4.00% unsecured senior notes payable, which was issued in two tranches of $500.0 million during July 2019 and $200.0 million during September 2019, were primarily used to refinance $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due 2022, pursuant to a partial cash tender offer completed on July 17, 2019, and a subsequent call for redemption for the remaining outstanding amounts. The redemption was settled on August 16, 2019. Additionally, a portion of the proceeds from our $750.0 million of 3.375% unsecured senior notes payable, $700.0 million of 4.00% unsecured senior notes payable, and $400.0 million of 2.75% unsecured senior notes payable issued in September 2019 were used to complete the repayment of the remaining principal balance on our unsecured senior bank term loan of $350.0 million.

As a result of our debt issuances and repayments of debt, we recognized losses of $47.6 million related to the early extinguishment of debt during the year ended December 31, 2019, including $40.2 million related to the refinancing of our 2.75% unsecured senior notes payable due 2020 and 4.60% unsecured senior notes payable and the repayment of our unsecured senior bank term loan.

Repayment of secured notes payable

In January 2019, we repaid early one secured note payable aggregating $106.7 million, which was originally due in 2020 and bore interest at 7.75%, and recognized a loss on early extinguishment of debt of $7.1 million, including the write-off of unamortized loan fees.

In March 2019, we repaid early the remaining outstanding balance of $193.1 million under our secured construction loan related to 50/60 Binney Street, which was due in 2020 and bore interest at LIBOR+1.5%, and recognized a loss on early extinguishment of debt of $269 thousand, including the write-off of unamortized loan fees.

10.	Secured and unsecured senior debt (continued)

Interest expense

Interest expense for the years ended December 31, 2019, 2018, and 2017, consisted of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest incurred	$262,238	$223,715	$186,867
Capitalized interest	(88,563)	(66,220)	(58,222)
Interest expense	$173,675	$157,495	$128,645

11.	Interest rate hedge agreements

Hedge accounting

From time to time, we utilize interest rate hedge agreements to manage a portion of our exposure to variable interest rates. As a result, our interest rate hedge agreements are generally designated as cash flow hedges. At inception of a hedge agreement, we are required to perform an initial quantitative assessment to determine whether a hedge is highly effective in offsetting changes in cash flows associated with the hedged item. For cash flow hedges that are highly effective at inception and continue to be highly effective, we record all changes (effective and ineffective components) in fair value of our hedges, including accrued interest and adjustments for non-performance risk, in accumulated other comprehensive income within total equity and reclassify them into earnings when the hedged item affects earnings. Refer to the “Hedge Accounting” section in Note 2 – “Summary of Significant Accounting Policies” to our consolidated financial statements for further information about our accounting policy for interest-rate hedge instruments.

Historically, our interest rate hedge agreements have primarily related to our borrowings with variable interest rates based on LIBOR. However, in connection with the LIBOR cessation projected by the end of 2021 and potential replacement of this rate in the U.S. with SOFR, we have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•
We have proactively reduced outstanding LIBOR-based borrowings under our unsecured senior bank term loans and secured construction loans through repayments. From January 2017 to December 2018, we retired approximately $942.0 million of such debt.

•	During the year ended December 31, 2019, we further reduced our exposure to LIBOR as follows:

•	Repaid the $350.0 million balance and extinguished our unsecured senior bank term loan.

•	Fully repaid outstanding balances aggregating $193.1 million under our LIBOR-based construction loans.

•
During the three months ended September 30, 2019, we established a commercial paper program, under which we have the ability to issue up to $750.0 million of commercial paper notes, bearing interest at short-term fixed rates, with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subject to LIBOR and is used for funding short-term working capital needs. As of December 31, 2019, we had no outstanding borrowings under our commercial paper program.

•
We continue to prudently manage outstanding borrowings under our unsecured senior line of credit, which represented less than 6% of our total debt balance outstanding as of December 31, 2019. Excluding LIBOR-based debt held by our unconsolidated joint ventures, borrowings under our unsecured senior line of credit represented our only LIBOR-based debt outstanding as of December 31, 2019.

In conjunction with the $350.0 million repayment of our unsecured senior bank term loan, as discussed above, during the three months ended September 30, 2019, we also terminated all of our interest rate hedge agreements with an aggregate notional balance of $350.0 million and a weighted-average interest pay rate of 2.57%. Upon discontinuation of the hedging relationship as required by the applicable accounting standards, we evaluated the probability of our making variable interest payments on LIBOR-based borrowing by the date the hedging relationship was originally designated to mature, and determined that it was probable that variable interest payments on LIBOR-based borrowing would not occur. As a result, we reclassified the entire loss on our interest rate hedge agreements aggregating $1.7 million from accumulated other comprehensive loss into interest expense in our consolidated statements of operations. As of December 31, 2019, we had no outstanding interest rate hedge agreements.

12.	Accounts payable, accrued expenses, and other liabilities

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Accounts payable and accrued expenses	$198,994	$215,539
Accrued construction	275,818	275,882
Acquired below-market leases	194,773	134,808
Conditional asset retirement obligations	14,037	10,343
Deferred rent liabilities(1)	2,897	29,547
Interest rate hedge liabilities	—	768
Operating lease liability(1)	271,808	—
Unearned rent and tenant security deposits	275,863	250,923
Other liabilities	86,078	63,897
Total	$1,320,268	$981,707

(1)	Refer to Note 2 – “Summary of Significant Accounting Policies” and Note 5 – “Leases” to our consolidated financial statements for additional information.

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

From time to time, we enter into forward equity sales agreements, discussed in Note 16 – “Stockholders’ Equity” to our consolidated financial statements. We considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method.

During the year ended December 31, 2019, we repurchased, in privately negotiated transactions, 275,000 shares of our 7.00% Series D cumulative convertible preferred stock (“Series D Convertible Preferred Stock”). Additionally, in October 2019 we elected to convert 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock. As of December 31, 2019, we had no shares of our Series D Convertible Preferred Stock outstanding. Refer to “7.00% Series D Cumulative Convertible Preferred Stock Repurchases and Conversion” in Note 16 – “Stockholders’ Equity” to our consolidated financial statements for further detail. For the period during which our Series D Convertible Preferred Stock was outstanding, we calculated the number of weighted-average shares outstanding – diluted using the if-converted method. Shares of Alexandria Real Estate Equities, Inc.’s common shares issued upon conversion, weighted for the period the common shares were outstanding, were included in the denominator for the period after the date of conversion. For purposes of calculating diluted EPS, we did not assume conversion of our Series D Convertible Preferred Stock for the years ended December 31, 2019, 2018, and 2017, since the result was antidilutive to EPS attributable to Alexandria Real Estate Equities, Inc.’s common stockholders from continuing operations during those periods.

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

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2019, 2018, and 2017 (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income	$404,047	$402,793	$194,204
Net income attributable to noncontrolling interests	(40,882)	(23,481)	(25,111)
Dividends on preferred stock	(3,204)	(5,060)	(7,666)
Preferred stock redemption charge	(2,580)	(4,240)	(11,279)
Net income attributable to unvested restricted stock awards	(6,386)	(6,029)	(4,753)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$350,995	$363,983	$145,395

Denominator for basic EPS – weighted-average shares of common stock outstanding	112,204	103,010	91,546
Dilutive effect of forward equity sales agreements	320	311	517
Denominator for diluted EPS – weighted-average shares of common stock outstanding	112,524	103,321	92,063
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$3.13	$3.53	$1.59
Diluted	$3.12	$3.52	$1.58

14.	Income taxes

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

We distributed all of our REIT taxable income in 2018 and 2017 and, as a result, did not incur federal income tax in those years on such income. For the year ended December 31, 2019, we expect our distributions to exceed our REIT taxable income and, as a result, do not expect to incur federal income tax. We expect to finalize our 2019 REIT taxable income when we file our 2019 federal income tax return in 2020.

The income tax treatment of distributions and dividends declared on our common stock, our Series D Convertible Preferred Stock, and our Series E Redeemable Preferred Stock for the years ended December 31, 2019, 2018, and 2017, were as follows (unaudited):

	Common Stock			Series D Convertible Preferred Stock(1)			Series E Redeemable Preferred Stock(1)
	Year Ended December 31,
	2019	2018	2017	2019	2018	2017	2017
Ordinary income	62.4%	69.9%	62.1%	64.4%	72.7%	85.3%	85.3%
Return of capital	3.2	3.8	27.2	—	—	—	—
Capital gains at 25%	2.2	0.1	0.7	2.2	0.1	1.0	1.0
Capital gains at 20%	32.2	26.2	10.0	33.4	27.2	13.7	13.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Dividends declared	$4.00	$3.73	$3.45	$1.3125	$1.75	$1.75	$0.4031

(1)
Refer to Note 16 - “Stockholders’ Equity” to our consolidated financial statements for information regarding the conversion of our Series D Preferred Stock and redemption of our Series E Preferred Stock.

Beginning in 2018, the Tax Cuts and Jobs Act of 2017 added Section 199A to allow for a new tax deduction based on certain qualified business income. Section 199A provides eligible individual taxpayers a deduction of up to 20 percent of their qualified REIT dividends.

Our dividends declared in a given quarter are generally paid during the subsequent quarter. The taxability information presented above for our dividends paid in 2019 is based upon management’s estimate. Our federal tax return for 2019 is due on or before October 15, 2020, assuming we file for an extension of the due date. Our federal tax returns for previous tax years have not been examined by the IRS. Consequently, the taxability of distributions and dividends is subject to change. The income tax treatment of distributions and dividends noted above for the year ended December 31, 2019, is inclusive of the changes to taxable income related to our 2019 real estate transactions described in Note 3 – “Investments in Real Estate” to our consolidated financial statements.

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

As of December 31, 2019, there were no material unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, are recognized in the first period during which the interest or penalties begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any significant tax-related interest expense or penalties for the years ended December 31, 2019, 2018, and 2017.

14.	Income taxes (continued)

The following reconciles net income (loss) (determined in accordance to GAAP) to taxable income as filed with the IRS for the years ended December 31, 2018 and 2017 (in thousands and unaudited):

	Year Ended December 31,
	2018	2017
Net income	$402,793	$194,204
Net income attributable to noncontrolling interests	(23,481)	(25,111)
Book/tax differences:
Rental revenue recognition	(65,901)	(121,589)
Depreciation and amortization	161,514	137,576
Share-based compensation	30,771	23,466
Interest expense	(6,414)	(5,256)
Sales of property	(39,393)	12,166
Impairments	—	9,011
Unrealized (gains)/losses on non-real estate investments	(95,757)	—
Other	(5,043)	3,642
Taxable income before dividend deduction	359,089	228,109
Dividend deduction necessary to eliminate taxable income(1)	(359,089)	(228,109)
Estimated income subject to federal income tax	$—	$—

(1)	Total common stock and preferred stock dividend distributions paid were approximately $385.8 million and $321.8 million during the years ended December 31, 2018 and 2017, respectively.

15.	Commitments and contingencies

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code) whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company discretionary profit-sharing contributions (subject to statutory limitations), which amounted to approximately $4.9 million, $4.1 million, and $3.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. Employees who participate in the plan are immediately vested in their contributions and in the contributions made on their behalf by the Company.

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

We are dependent on rental revenue from relatively few tenants. The inability of any single tenant to make its lease payments could adversely affect our operations. As of December 31, 2019, we had 820 leases with a total of 622 tenants, and 135, or 46%, of our 291 properties were each leased to a single tenant. As of December 31, 2019, our three largest tenants, accounted for 4.1%, 3.1%, and 3.0% of our aggregate annual rental revenue individually, or 10.2% in the aggregate.

Commitments

As of December 31, 2019, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.1 billion. We expect payments for these obligations to occur over one year to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $11.1 million primarily related to construction projects.

We are committed to funding approximately $229.5 million for non-real estate investments primarily related to our investments in limited partnerships. Our funding commitments expire at various dates over the next 12 years, with a weighted-average remaining period of 8.6 years as of December 31, 2019.

16.	Stockholders’ equity

Common equity transactions

During the year ended December 31, 2019, we issued 8.7 million shares of common stock and received net proceeds of $1.2 billion, as follows:

•
Issued an aggregate of 8.1 million shares of common stock, at a weighted-average price of $139.32 per share, for aggregate proceeds (net of underwriters’ discounts) of approximately $1.1 billion. During the year ended December 31, 2019, we incurred initial issuance costs aggregating $700 thousand in connection with these forward equity sales agreements.

•
Issued 602,484 shares of common stock under our ATM program, at a weighted-average price of $145.58 per share, for net proceeds of $86.1 million, during the three months ended June 30, 2019. As of December 31, 2019, we had approximately $22.5 million of gross proceeds available to be issued under our ATM program.

•	The proceeds were used to fund construction projects and to fund 2019 acquisitions completed prior to December 2019.

In January 2020, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of underwriters’ option) at a public offering price of $155.00 per share, before underwriting discounts. We expect to settle these forward equity sales agreements in 2020 and receive proceeds of approximately $1.0 billion, to be further adjusted as provided in the sales agreements, which will fund pending and recently completed acquisitions and the construction of our highly leased development projects.

7.00% Series D cumulative convertible preferred stock repurchases and conversion

As of December 31, 2019, we had no outstanding shares of our Series D Convertible Preferred Stock remaining. During the year ended December 31, 2019, we repurchased, in privately negotiated transactions, 275,000 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $9.2 million, or $33.60 per share. We recognized a preferred stock redemption charge of $2.6 million during the year ended December 31, 2019, including the write-off of original issuance costs of approximately $215 thousand. Additionally, in September 2019, we elected to convert the remaining 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock. The Series D Convertible Preferred Stock became eligible for mandatory conversion at our discretion, at a set conversion rate of 0.2513 shares of common stock to one share of preferred stock, upon our common stock price exceeding $149.46 per share for the specified period of time required to cause the mandatory conversion. In October 2019, we converted the Series D Convertible Preferred Stock into 578 thousand shares of common stock. This conversion was accounted for as an equity transaction, and we did not recognize a gain or loss.

As of December 31, 2018, we had 2.6 million shares of our Series D Convertible Preferred Stock issued and outstanding. During the year ended December 31, 2018, we repurchased, in privately negotiated transactions, 402,000 outstanding shares for an aggregate price of $14.0 million, or $34.77 per share. We recognized a preferred stock redemption charge of $4.2 million during the year ended December 31, 2018, including the write-off of original issuance costs of approximately $314 thousand.

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

During the years ended December 31, 2019, 2018, and 2017, we declared cash dividends on our Series D Convertible Preferred Stock aggregating $3.2 million, or $1.3125 per share, $5.1 million, or $1.75 per share, and $5.2 million, or $1.75 per share, respectively.

The dividends on our Series D Convertible Preferred Stock were cumulative and accrued from the date of original issuance. We paid dividends quarterly in arrears at an annual rate of $1.75 per share. Our Series D Convertible Preferred Stock had no stated maturity and was not subject to any sinking fund or mandatory redemption provisions. We were not allowed to redeem our Series D Convertible Preferred Stock, except to preserve our status as a REIT, but could at our option, cause some or all of our Series D Convertible Preferred Stock to be automatically converted if the closing sale price per share of our common stock equaled or exceeded 150% of the then-applicable conversion price of the Series D Convertible Preferred Stock for at least 20 trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our conversion option. Investors in our Series D Convertible Preferred Stock generally had no voting rights, and could at any time and from time to time, convert some or all of their outstanding shares initially at a conversion rate of 0.2477 shares of common stock per $25.00 liquidation preference, which was equivalent to an initial conversion price of approximately $100.93 per share of common stock. The conversion rate for the Series D Convertible Preferred Stock was subject to adjustments for certain events, including, but not limited to, certain dividends on our common stock in excess of $0.78 per share per quarter and dividends on our common stock payable in shares of our common stock.

16.	Stockholders’ equity (continued)

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

Accumulated other comprehensive income (loss)

The following table presents the changes in each component of accumulated other comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the year ended December 31, 2019 (in thousands):

	Net Unrealized Gains (Losses) on:
	Interest Rate Hedge Agreements	Foreign Currency Translation	Total
Balance as of December 31, 2018	$1,838	$(12,273)	$(10,435)

Other comprehensive (loss) income before reclassifications	(1,763)	2,524	761
Reclassification of amortization income to interest expense	(1,777)	—	(1,777)
Reclassification of losses in accumulated other comprehensive income to interest expense upon swap termination	1,702	—	1,702
Net other comprehensive (loss) income	(1,838)	2,524	686

Balance as of December 31, 2019	$—	$(9,749)	$(9,749)

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 120.8 million shares were issued and outstanding as of December 31, 2019. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of December 31, 2019. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of December 31, 2019.

Additional paid-in capital

During 2019, we sold partial interests in three of our properties at 75/125 Binney Street, 500 Forbes Boulevard, and 5200 Illumina Way. Upon completion of the partial interest sales of these properties aggregating 1.3 million RSF for an aggregate sales price of $864.2 million, we formed real estate joint ventures with our respective joint venture partners in each transaction. Since we retained controlling interests in all of the resulting joint ventures, we continued to consolidate these entities. Accordingly, we accounted for the difference between consideration in excess of book value received and the book value of the interests sold as equity financing transactions, and the amounts were recorded as adjustments to additional paid-in capital in 2019, with no gain or loss recognized in earnings. These transactions did not qualify as sales of real estate and did not result in purchase accounting adjustments to the carrying value. Accordingly, the carrying amounts of our partner’s share of assets and liabilities are reported at historical cost.

17.	Share-based compensation

Stock plan

For the purpose of attracting and retaining the highest-quality personnel, providing for additional incentives, and promoting the success of our Company, we have historically issued two forms of share-based compensation under our equity incentive plan: (i) options to purchase common stock and (ii) restricted stock. We have not granted any options since 2002. Each restricted share issued reduced the share reserve by three shares (3:1 ratio) prior to March 23, 2018, and by one share (1:1 ratio) on and after March 23, 2018. As of December 31, 2019, there were 1,858,673 shares reserved for the granting of future options and stock awards under the equity incentive plan.

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

The following is a summary of the stock awards activity under our equity incentive plan and related information for the years ended December 31, 2019, 2018, and 2017:

		Number of Share Awards	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016		1,135,788	$87.21
Granted		688,295	$108.22
Vested		(423,705)	$85.16
Forfeited		(5,796)	$101.45
Outstanding at December 31, 2017		1,394,582	$95.79
Granted		741,244	$121.20
Vested		(403,120)	$103.83
Forfeited		(20,330)	$106.38
Outstanding at December 31, 2018		1,712,376	$105.22
Granted		768,625	$134.70
Vested		(666,836)	$96.77
Forfeited		(14,480)	$119.88
Outstanding at December 31, 2019		1,799,685	$119.59

	Year Ended December 31,
(In thousands)	2019	2018	2017
Total grant date fair value of stock awards vested	$64,530	$41,854	$36,083
Total gross compensation recognized for stock awards	$68,036	$57,341	$42,292
Capitalized stock compensation	$24,396	$22,322	$16,682

Certain restricted stock awards granted during 2016 through 2019 are subject to performance and market conditions. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model using the following assumptions for 2019 and 2018, respectively: (i) expected term of 3.0 years and 3.0 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 18.0% and 16.0% (approximating a blended average of implied and historical volatilities), (iii) dividend yield of 3.2% and 3.1%, and (iv) risk-free rate of 2.60% and 2.15%.

As of December 31, 2019, there was $168.5 million of unrecognized compensation related to unvested share awards under the equity incentive plan, which is expected to be recognized over the next four years and has a weighted-average vesting period of approximately 19 months.

18.	Noncontrolling interests

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 36 properties as of December 31, 2019, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the years ended December 31, 2019 and 2018, we distributed $48.2 million and $30.7 million, respectively, to our consolidated real estate joint venture partners.

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

In December 2019, we decided to sell two of our real estate investments aggregating 123,862 RSF located in non-cluster markets to allow for reinvestment of this capital into our highly leased value-creation pipeline. We evaluated these assets under the held for sale impairment model and determined that these investments met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations in our consolidated financial statements. Upon classification as held for sale, we recognized impairment charges aggregating $12.3 million to lower the carrying amounts to their respective estimated fair values less cost to sell. The fair value considered in the impairment of each investment was determined based on several factors, including significant other observable inputs such as the consideration of fair values of comparable assets in the market, and discounted cash flow analyses.

As of December 31, 2019, four properties aggregating 526,006 RSF were classified as held for sale and did not meet the criteria for classification as discontinued operations in our consolidated financial statements.

The following is a summary of net assets as of December 31, 2019 and 2018, for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	December 31,
	2019	2018
Total assets	$59,412	$31,260
Total liabilities	(2,860)	(2,476)
Total accumulated other comprehensive loss	536	768
Net assets classified as held for sale	$57,088	$29,552

20.	Quarterly financial data (unaudited)

The following is a summary of consolidated financial information on a quarterly basis for 2019 and 2018 (in thousands, except per share amounts):

	Quarter
2019	First	Second	Third	Fourth
Total revenues	$358,842	$373,856	$390,484	$408,114
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$123,598	$76,330	$(49,773)	$199,618

Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic(1)	$1.11	$0.68	$(0.44)	$1.75
Diluted(1)	$1.11	$0.68	$(0.44)	$1.74

	Quarter
2018	First	Second	Third	Fourth
Total revenues	$320,139	$325,034	$341,823	$340,463
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$132,387	$52,016	$208,940	$(31,740)

Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic(1)	$1.33	$0.51	$2.01	$(0.30)
Diluted(1)	$1.32	$0.51	$1.99	$(0.30)

(1)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and due to the increase in the weighted-average shares of common stock outstanding.

21.	Subsequent events

Real estate asset acquired in January 2020

In January 2020, we completed acquisitions of four properties for an aggregate purchase price of $341.2 million, comprising 800,346 RSF of operating and redevelopment opportunities strategically located across multiple markets.

Consolidated real estate joint venture with Boston Properties, Inc.

In January 2020, we formed a real estate joint venture with Boston Properties, Inc., through a non-cash contribution, and are targeting a 51% ownership interest over time. We are the managing member with the power to direct the activities that most significantly affect the economic performance of the joint venture, and will consolidate this joint venture pursuant to the applicable accounting standards. Our partner contributed three office buildings and land supporting 260,000 square feet of future development, and we contributed one office building, one office/laboratory building, one amenity building, at 701, 681, and 685 Gateway Boulevard, respectively, and land supporting 377,000 square feet of future development. This future mega campus in our South San Francisco submarket will aggregate 1.7 million RSF, approximately 50% of which represents future development and redevelopment opportunities.

Forward equity sales agreements

In January 2020, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of underwriters’ option) at a public offering price of $155.00 per share, before underwriting discounts. Refer to Note 16 – “Stockholders’ Equity” to our consolidated financial statements for additional information.

22.	Condensed consolidating financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following condensed consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2019 and 2018, and the condensed consolidating statements of operations, comprehensive income, and cash flows for the years ended December 31, 2019, 2018, and 2017, for the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries, as well as the eliminations necessary to arrive at the information on a consolidated basis. In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary and the Combined Non-Guarantor Subsidiaries, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” All assets and liabilities have been allocated to the Issuer, the Guarantor Subsidiary, and the Combined Non-Guarantor Subsidiaries generally based on legal entity ownership.

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2019
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$14,844,038	$—	$14,844,038
Investments in unconsolidated real estate JVs	—	—	346,890	—	346,890
Cash and cash equivalents	4,202	—	185,479	—	189,681
Restricted cash	230	—	52,778	—	53,008
Tenant receivables	—	—	10,691	—	10,691
Deferred rent	—	—	641,844	—	641,844
Deferred leasing costs	—	—	270,043	—	270,043
Investments	—	1,014	1,139,580	—	1,140,594
Investments in and advances to affiliates	15,498,357	13,950,850	284,207	(29,733,414)	—
Other assets	70,022	—	823,692	—	893,714
Total assets	$15,572,811	$13,951,864	$18,599,242	$(29,733,414)	$18,390,503
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$349,352	$—	$349,352
Unsecured senior notes payable	6,044,127	—	—	—	6,044,127
Unsecured senior line of credit	384,000	—	—	—	384,000
Accounts payable, accrued expenses, and other liabilities	152,580	—	1,167,688	—	1,320,268
Dividends payable	126,278	—	—	—	126,278
Total liabilities	6,706,985	—	1,517,040	—	8,224,025
Redeemable noncontrolling interests	—	—	12,300	—	12,300
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	8,865,826	13,951,864	15,781,550	(29,733,414)	8,865,826
Noncontrolling interests	—	—	1,288,352	—	1,288,352
Total equity	8,865,826	13,951,864	17,069,902	(29,733,414)	10,154,178
Total liabilities, noncontrolling interests, and equity	$15,572,811	$13,951,864	$18,599,242	$(29,733,414)	$18,390,503

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Balance Sheet
as of December 31, 2018
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Investments in real estate	$—	$—	$11,913,693	$—	$11,913,693
Investments in unconsolidated real estate JVs	—	—	237,507	—	237,507
Cash and cash equivalents	119,112	—	115,069	—	234,181
Restricted cash	193	—	37,756	—	37,949
Tenant receivables	—	—	9,798	—	9,798
Deferred rent	—	—	530,237	—	530,237
Deferred leasing costs	—	—	239,070	—	239,070
Investments	—	1,262	891,002	—	892,264
Investments in and advances to affiliates	12,235,577	10,949,631	222,983	(23,408,191)	—
Other assets	56,353	—	313,904	—	370,257
Total assets	$12,411,235	$10,950,893	$14,511,019	$(23,408,191)	$14,464,956
Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$—	$630,547	$—	$630,547
Unsecured senior notes payable	4,292,293	—	—	—	4,292,293
Unsecured senior line of credit	208,000	—	—	—	208,000
Unsecured senior bank term loan	347,415	—	—	—	347,415
Accounts payable, accrued expenses, and other liabilities	111,282	—	870,425	—	981,707
Dividends payable	110,280	—	—	—	110,280
Total liabilities	5,069,270	—	1,500,972	—	6,570,242
Redeemable noncontrolling interests	—	—	10,786	—	10,786
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	7,341,965	10,950,893	12,457,298	(23,408,191)	7,341,965
Noncontrolling interests	—	—	541,963	—	541,963
Total equity	7,341,965	10,950,893	12,999,261	(23,408,191)	7,883,928
Total liabilities, noncontrolling interests, and equity	$12,411,235	$10,950,893	$14,511,019	$(23,408,191)	$14,464,956

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Operations
for the Year Ended December 31, 2019
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Income from rentals	$—	$—	$1,516,864	$—	$1,516,864
Other income	22,731	—	14,684	(22,983)	14,432
Total revenues	22,731	—	1,531,548	(22,983)	1,531,296

Expenses:
Rental operations	—	—	445,492	—	445,492
General and administrative	106,523	—	25,283	(22,983)	108,823
Interest	164,249	—	9,426	—	173,675
Depreciation and amortization	6,949	—	537,663	—	544,612
Impairment of real estate	—	—	12,334	—	12,334
Loss on early extinguishment of debt	40,209	—	7,361	—	47,570
Total expenses	317,930	—	1,037,559	(22,983)	1,332,506

Equity in earnings of unconsolidated real estate JVs	—	—	10,136	—	10,136
Equity in earnings of affiliates	658,364	490,393	9,644	(1,158,401)	—
Investment income	—	34	194,613	—	194,647
Gain on sales of real estate	—	—	474	—	474
Net income	363,165	490,427	708,856	(1,158,401)	404,047
Net income attributable to noncontrolling interests	—	—	(40,882)	—	(40,882)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	363,165	490,427	667,974	(1,158,401)	363,165
Dividends on preferred stock	(3,204)	—	—	—	(3,204)
Preferred stock redemption charge	(2,580)	—	—	—	(2,580)
Net income attributable to unvested restricted stock awards	(6,386)	—	—	—	(6,386)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$350,995	$490,427	$667,974	$(1,158,401)	$350,995

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Operations
for the Year Ended December 31, 2018
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)		Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Income from rentals	$—		$—	$1,314,781	$—	$1,314,781
Other income	19,275		—	14,941	(21,538)	12,678
Total revenues	19,275		—	1,329,722	(21,538)	1,327,459

Expenses:
Rental operations	—		—	381,120	—	381,120
General and administrative	88,707		—	23,236	(21,538)	90,405
Interest	136,036		—	21,459	—	157,495
Depreciation and amortization	6,339		—	471,322	—	477,661
Impairment of real estate	—		—	6,311	—	6,311
Loss on early extinguishment of debt	823		—	299	—	1,122
Total expenses	231,905		—	903,747	(21,538)	1,114,114

Equity in earnings of unconsolidated real estate JVs	—		—	43,981	—	43,981
Equity in earnings of affiliates	591,942		455,574	9,057	(1,056,573)	—
Investment income	—		528	136,235	—	136,763
Gain on sales of real estate	—		—	8,704	—	8,704
Net income	379,312		456,102	623,952	(1,056,573)	402,793
Net income attributable to noncontrolling interests	—		—	(23,481)	—	(23,481)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	379,312		456,102	600,471	(1,056,573)	379,312
Dividends on preferred stock	(5,060)		—	—	—	(5,060)
Preferred stock redemption charge	(4,240)	—	—	—	—	(4,240)
Net income attributable to unvested restricted stock awards	(6,029)		—	—	—	(6,029)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$363,983		$456,102	$600,471	$(1,056,573)	$363,983

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Operations
for the Year Ended December 31, 2017
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Income from rentals	$—	$—	$1,122,325	$—	$1,122,325
Other income (loss)	15,238	(2,575)	11,278	(18,169)	5,772
Total revenues	15,238	(2,575)	1,133,603	(18,169)	1,128,097

Expenses:
Rental operations	—	—	325,609	—	325,609
General and administrative	73,897	—	19,281	(18,169)	75,009
Interest	101,876	—	26,769	—	128,645
Depreciation and amortization	7,625	—	409,158	—	416,783
Impairment of real estate	—	—	203	—	203
Loss on early extinguishment of debt	670	—	2,781	—	3,451
Total expenses	184,068	—	783,801	(18,169)	949,700

Equity in losses of unconsolidated real estate JVs	—	—	15,426	—	15,426
Equity in earnings of affiliates	337,923	328,230	6,384	(672,537)	—
Gain on sale of real estate – rental properties	—	—	270	—	270
Gain on sales of real estate – land parcels	—	—	111	—	111
Net income	169,093	325,655	371,993	(672,537)	194,204
Net income attributable to noncontrolling interests	—	—	(25,111)	—	(25,111)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	169,093	325,655	346,882	(672,537)	169,093
Dividends on preferred stock	(7,666)	—	—	—	(7,666)
Preferred stock redemption charge	(11,279)	—	—	—	(11,279)
Net income attributable to unvested restricted stock awards	(4,753)	—	—	—	(4,753)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$145,395	$325,655	$346,882	$(672,537)	$145,395

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2019
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$363,165	$490,427	$708,856	$(1,158,401)	$404,047
Other comprehensive (loss) income
Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	(1,763)	—	—	—	(1,763)
Reclassification adjustment for amortization to interest expense included in net income	(1,777)	—	—	—	(1,777)
Reclassification of losses related to terminated interest rate hedge instruments to interest expense included in net income	1,702	—	—	—	1,702
Unrealized losses on interest rate hedge agreements, net	(1,838)	—	—	—	(1,838)

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	2,524	—	2,524
Unrealized gains on foreign currency translation, net	—	—	2,524	—	2,524

Total other comprehensive (loss) income	(1,838)	—	2,524	—	686
Comprehensive income	361,327	490,427	711,380	(1,158,401)	404,733
Less: comprehensive income attributable to noncontrolling interests	—	—	(40,882)	—	(40,882)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$361,327	$490,427	$670,498	$(1,158,401)	$363,851

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2018
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net income	$379,312	$456,102	$623,952	$(1,056,573)	402,793	$402,793
Other comprehensive loss
Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge gains arising during the period	1,622	—	—	—		1,622
Reclassification adjustment for amortization to interest expense included in net income	(4,941)	—	—	—		(4,941)
Unrealized losses on interest rate hedge agreements, net	(3,319)	—	—	—		(3,319)

Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	—	—	(7,369)	—		(7,369)
Unrealized losses on foreign currency translation, net	—	—	(7,369)	—		(7,369)

Total other comprehensive loss	(3,319)	—	(7,369)	—		(10,688)
Comprehensive income	375,993	456,102	616,583	(1,056,573)		392,105
Less: comprehensive income attributable to noncontrolling interests	—	—	(23,481)	—		(23,481)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$375,993	$456,102	$593,102	$(1,056,573)		$368,624

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Comprehensive Income
for the Year Ended December 31, 2017
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$169,093	$325,655	$371,993	$(672,537)	$194,204
Other comprehensive income (loss)
Unrealized (losses) gains on available-for-sale equity securities:
Unrealized holding (losses) gains arising during the period	—	(5)	24,365	—	24,360
Reclassification adjustment for losses included in net income	—	2	6,116	—	6,118
Unrealized (losses) gains on available-for-sale equity securities, net	—	(3)	30,481	—	30,478

Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge gains (losses) arising during the period	3,025	—	(188)	—	2,837
Reclassification adjustment for amortization to interest expense included in net income	1,914	—	1	—	1,915
Unrealized gains (losses) on interest rate hedge agreements, net	4,939	—	(187)	—	4,752

Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	—	—	7,774	—	7,774
Reclassification adjustment for cumulative foreign currency translation losses included in net income upon sale or liquidation	—	—	1,599	—	1,599
Unrealized gains on foreign currency translation, net	—	—	9,373	—	9,373

Total other comprehensive income (loss)	4,939	(3)	39,667	—	44,603
Comprehensive income	174,032	325,652	411,660	(672,537)	238,807
Less: comprehensive income attributable to noncontrolling interests	—	—	(25,045)	—	(25,045)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$174,032	$325,652	$386,615	$(672,537)	$213,762

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2019
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$363,165	$490,427	$708,856	$(1,158,401)	$404,047
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,949	—	537,663	—	544,612
Loss on early extinguishment of debt	40,209	—	7,361	—	47,570
Impairment of real estate	—	—	12,334	—	12,334
Gain on sales of real estate – rental properties	—	—	(474)	—	(474)
Equity in earnings of unconsolidated real estate JVs	—	—	(10,136)	—	(10,136)
Distributions of earnings from unconsolidated real estate JVs	—	—	2,796	—	2,796
Amortization of loan fees	8,780	—	325	—	9,105
Amortization of debt premiums	(573)	—	(3,204)	—	(3,777)
Amortization of acquired below-market leases	—	—	(29,813)	—	(29,813)
Deferred rent	—	—	(104,235)	—	(104,235)
Stock compensation expense	43,640	—	—	—	43,640
Equity in earnings of affiliates	(658,364)	(490,393)	(9,644)	1,158,401	—
Investment income	—	(34)	(194,613)	—	(194,647)
Changes in operating assets and liabilities:
Tenant receivables	—	—	(897)	—	(897)
Deferred leasing costs	—	—	(54,455)	—	(54,455)
Other assets	(7,171)	—	(13,654)	—	(20,825)
Accounts payable, accrued expenses, and other liabilities	22,076	—	16,936	—	39,012
Net cash (used in) provided by operating activities	(181,289)	—	865,146	—	683,857

Investing Activities
Proceeds from sales of real estate	—	—	6,619	—	6,619
Additions to real estate	—	—	(1,224,541)	—	(1,224,541)
Purchases of real estate	—	—	(2,259,778)	—	(2,259,778)
Deposits for investing activities	—	—	(18,107)	—	(18,107)
Investments in subsidiaries	(2,604,416)	(2,510,826)	(51,580)	5,166,822	—
Investments in unconsolidated real estate JVs	—	—	(102,081)	—	(102,081)
Return of capital from unconsolidated real estate JVs	—	—	14	—	14
Additions to non-real estate investments	—	—	(190,778)	—	(190,778)
Sales of non-real estate investments	—	282	147,050	—	147,332
Net cash used in investing activities	$(2,604,416)	$(2,510,544)	$(3,693,182)	$5,166,822	$(3,641,320)

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2019
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Repayments of borrowings from secured notes payable	$—	$—	$(306,199)	$—	$(306,199)
Proceeds from issuance of unsecured senior notes payable	2,721,169	—	—	—	2,721,169
Repayments of unsecured senior notes payable	(950,000)	—	—	—	(950,000)
Borrowings from unsecured senior line of credit	5,056,000	—	—	—	5,056,000
Repayments of borrowings from unsecured senior line of credit	(4,880,000)	—	—	—	(4,880,000)
Proceeds from issuance of commercial paper program	2,233,000	—	—	—	2,233,000
Repayments of borrowings from commercial paper program	(2,233,000)	—	—	—	(2,233,000)
Repayments of borrowings from unsecured senior bank term loan	(350,000)	—	—	—	(350,000)
Premium paid for early extinguishment of debt	(34,677)	—	(6,674)	—	(41,351)
Transfer to/from parent company	404,556	2,510,544	2,251,722	(5,166,822)	—
Payments of loan fees	(26,774)	—	(408)	—	(27,182)
Taxes paid related to net settlement of equity awards	(25,477)	—	—	—	(25,477)
Repurchases of 7.00% Series D cumulative convertible preferred stock	(9,240)	—	—	—	(9,240)
Proceeds from the issuance of common stock	1,216,445	—	—	—	1,216,445
Dividends on common stock	(447,029)	—	—	—	(447,029)
Dividends on preferred stock	(4,141)	—	—	—	(4,141)
Contributions from and sales of noncontrolling interests	—	—	1,022,712	—	1,022,712
Distributions to and purchase of noncontrolling interests	—	—	(48,225)	—	(48,225)
Net cash provided by financing activities	2,670,832	2,510,544	2,912,928	(5,166,822)	2,927,482

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	540	—	540

Net (decrease) increase in cash, cash equivalents, and restricted cash	(114,873)	—	85,432	—	(29,441)
Cash, cash equivalents, and restricted cash as of the beginning of period	119,305	—	152,825	—	272,130
Cash, cash equivalents, and restricted cash as of the end of period	$4,432	$—	$238,257	$—	$242,689

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$133,033	$—	$13,132	$—	$146,165
Change in accrued construction	$—	$—	$(24)	$—	$(24)
Accrued construction for current-period additions to real estate	$—	$—	$220,773	$—	$220,773
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(28,200)	$—	$(28,200)
Right-of-use asset	$—	$—	$269,189	$—	$269,189
Lease liability	$—	$—	$(275,175)	$—	$(275,175)
Contribution of real estate from noncontrolling interests	$—	$—	$115,167	$—	$115,167
Issuance of common stock for conversion of 7.00% Series D preferred stock	$57,461	$—	$—	$—	$57,461

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2018
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$379,312	$456,102	$623,952	$(1,056,573)	$402,793
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,339	—	471,322	—	477,661
Loss on early extinguishment of debt	823	—	299	—	1,122
Impairment of real estate	—	—	6,311	—	6,311
Gain on sales of real estate – rental properties	—	—	(8,704)	—	(8,704)
Equity in earnings from unconsolidated real estate JVs	—	—	(43,981)	—	(43,981)
Distributions of earnings from unconsolidated real estate JVs	—	—	430	—	430
Amortization of loan fees	8,777	—	1,494	—	10,271
Amortization of debt discounts (premiums)	797	—	(3,203)	—	(2,406)
Amortization of acquired below-market leases	—	—	(21,938)	—	(21,938)
Deferred rent	—	—	(93,883)	—	(93,883)
Stock compensation expense	35,019	—	—	—	35,019
Equity in earnings of affiliates	(591,942)	(455,574)	(9,057)	1,056,573	—
Investment income	—	(528)	(136,235)	—	(136,763)
Changes in operating assets and liabilities:
Tenant receivables	—	—	435	—	435
Deferred leasing costs	—	—	(57,088)	—	(57,088)
Other assets	(14,701)	—	(6,148)	—	(20,849)
Accounts payable, accrued expenses, and other liabilities	20,663	—	1,246	—	21,909
Net cash (used in) provided by operating activities	(154,913)	—	725,252	—	570,339

Investing Activities
Proceeds from sales of real estate	—	—	20,190	—	20,190
Additions to real estate	—	—	(927,168)	—	(927,168)
Purchases of real estate	—	—	(1,037,180)	—	(1,037,180)
Deposits for investing activities	—	—	(2,000)	—	(2,000)
Investments in subsidiaries	(1,693,774)	(1,463,063)	(30,076)	3,186,913	—
Acquisitions of interest in unconsolidated real estate JVs	—	—	(35,922)	—	(35,922)
Investments in unconsolidated real estate JVs	—	—	(116,008)	—	(116,008)
Return of capital from unconsolidated real estate JVs	—	—	68,592	—	68,592
Additions to non-real estate investments	—	—	(235,943)	—	(235,943)
Sales of non-real estate investments	—	956	102,723	—	103,679
Net cash used in investing activities	$(1,693,774)	$(1,462,107)	$(2,192,792)	$3,186,913	$(2,161,760)

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2018
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$17,784	$—	$17,784
Repayments of borrowings from secured notes payable	—	—	(156,888)	—	(156,888)
Proceeds from issuance of unsecured senior notes payable	899,321	—	—	—	899,321
Borrowings from unsecured senior line of credit	4,741,000	—	—	—	4,741,000
Repayments of borrowings from unsecured senior line of credit	(4,583,000)	—	—	—	(4,583,000)
Repayment of borrowings from unsecured senior bank term loan	(200,000)	—	—	—	(200,000)
Transfer to/from parent company	105,961	1,462,098	1,618,854	(3,186,913)	—
Payments of loan fees	(19,292)	—	—	—	(19,292)
Repurchases of 7.00% Series D cumulative convertible preferred stock	(13,976)	—	—	—	(13,976)
Proceeds from the issuance of common stock	1,293,301	—	—	—	1,293,301
Dividends on common stock	(380,632)	—	—	—	(380,632)
Dividends on preferred stock	(5,207)	—	—	—	(5,207)
Contributions from and sales of noncontrolling interests	—	—	28,275	—	28,275
Distributions to and purchase of noncontrolling interests	—	—	(32,253)	—	(32,253)
Net cash provided by financing activities	1,837,476	1,462,098	1,475,772	(3,186,913)	1,588,433

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2,068)	—	(2,068)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,211)	(9)	6,164	—	(5,056)
Cash, cash equivalents, and restricted cash as of the beginning of period	130,516	9	146,661	—	277,186
Cash, cash equivalents, and restricted cash as of the end of period	$119,305	$—	$152,825	$—	$272,130

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$104,935	$—	$22,158	$—	$127,093
Change in accrued construction	$—	$—	$81,177	$—	$81,177
Accrued construction for current-period additions to real estate	$—	$—	$244,147	$—	$244,147
Payable for purchase of real estate	$—	$—	$(65,000)	$—	$(65,000)

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows
for the Year Ended December 31, 2017
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net income	$169,093	$325,655	$371,993	$(672,537)	$194,204
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,625	—	409,158	—	416,783
Loss on early extinguishment of debt	670	—	2,781	—	3,451
Impairment of real estate	—	—	203	—	203
Gains on sales of real estate – rental properties	—	—	(270)	—	(270)
Gains on sales of real estate – land parcels	—	—	(111)	—	(111)
Equity in earnings from unconsolidated real estate JVs	—	—	(15,426)	—	(15,426)
Distributions of earnings from unconsolidated real estate JVs	—	—	1,618	—	1,618
Amortization of loan fees	7,627	—	3,522	—	11,149
Amortization of debt discounts (premiums)	608	—	(3,120)	—	(2,512)
Amortization of acquired below-market leases	—	—	(19,055)	—	(19,055)
Deferred rent	—	—	(107,643)	—	(107,643)
Stock compensation expense	25,610	—	—	—	25,610
Equity in earnings of affiliates	(337,923)	(328,230)	(6,384)	672,537	—
Investment income	—	2,575	(3,904)	—	(1,329)
Changes in operating assets and liabilities:
Tenant receivables	—	—	(502)	—	(502)
Deferred leasing costs	—	—	(62,639)	—	(62,639)
Other assets	(9,343)	—	(8,879)	—	(18,222)
Accounts payable, accrued expenses, and other liabilities	(10,524)	—	36,097	—	25,573
Net cash (used in) provided by operating activities	(146,557)	—	597,439	—	450,882

Investing Activities
Proceeds from sales of real estate	—	—	15,432	—	15,432
Additions to real estate	—	—	(893,685)	—	(893,685)
Purchases of real estate	—	—	(675,584)	—	(675,584)
Deposits for investing activities	—	—	(2,300)	—	(2,300)
Investments in subsidiaries	(1,458,973)	(1,257,845)	(25,872)	2,742,690	—
Acquisition of interest in unconsolidated real estate JVs	—	—	(60,291)	—	(60,291)
Investments in unconsolidated real estate joint ventures	—	—	(17,876)	—	(17,876)
Return of capital from unconsolidated real estate JVs	—	—	38,576	—	38,576
Additions to non-real estate investments	—	—	(171,881)	—	(171,881)
Sales of non-real estate investments	—	208	30,275	—	30,483
Net cash used in investing activities	$(1,458,973)	$(1,257,637)	$(1,763,206)	$2,742,690	$(1,737,126)

22.	Condensed consolidating financial information (continued)

Condensed Consolidating Statement of Cash Flows (continued)
for the Year Ended December 31, 2017
(In thousands)

	Alexandria Real Estate Equities, Inc. (Issuer)	Alexandria Real Estate Equities, L.P. (Guarantor Subsidiary)	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Financing Activities
Borrowings from secured notes payable	$—	$—	$153,405	$—	$153,405
Repayments of borrowings from secured notes payable	—	—	(396,240)	—	(396,240)
Proceeds from issuance of unsecured senior notes payable	1,023,262	—	—	—	1,023,262
Borrowings from unsecured senior line of credit	3,858,000	—	—	—	3,858,000
Repayments of borrowings from unsecured senior line of credit	(3,836,000)	—	—	—	(3,836,000)
Repayment of borrowings from unsecured senior bank term loan	(200,000)	—	—	—	(200,000)
Transfer to/from parent company	64,156	1,257,646	1,420,888	(2,742,690)	—
Payments of loan fees	(9,440)	—	(579)	—	(10,019)
Repurchases of 7.00% Series D cumulative convertible preferred stock	(17,934)	—	—	—	(17,934)
Redemption of 6.45% Series E cumulative redeemable preferred stock	(130,350)	—	—	—	(130,350)
Proceeds from the issuance of common stock	1,275,397	—	—	—	1,275,397
Dividends on common stock	(312,131)	—	—	—	(312,131)
Dividends on preferred stock	(9,619)	—	—	—	(9,619)
Contributions from and sales of noncontrolling interests	—	—	44,931	—	44,931
Distributions to and purchases of noncontrolling interests	—	—	(22,361)	—	(22,361)
Net cash provided by financing activities	1,705,341	1,257,646	1,200,044	(2,742,690)	1,420,341

Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1,723	—	1,723

Net increase in cash, cash equivalents, and restricted cash	99,811	9	36,000	—	135,820
Cash, cash equivalents, and restricted cash as of the beginning of period	30,705	—	110,661	—	141,366
Cash, cash equivalents, and restricted cash as of the end of period	$130,516	$9	$146,661	$—	$277,186

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$85,705	$—	$26,408	$—	$112,113
Change in accrued construction	$—	$—	$(11,034)	$—	$(11,034)
Accrued construction for current-period additions to real estate	$—	$—	$179,154	$—	$179,154
Contribution of real estate from noncontrolling interests	$—	$—	$8,597	$—	$8,597
Contribution of real estate to an unconsolidated real estate JV	$—	$—	$6,998	$—	$6,998

Schedule III

Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2019
(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
Alexandria Center® at Kendall Square	Greater Boston	$—	$279,668	$205,491	$1,440,945	$279,668	$1,646,436	$1,926,104	$(241,801)	$1,684,303	2000 - 2017	2005 - 2015
Alexandria Technology Square®	Greater Boston	—	—	619,658	234,311	—	853,969	853,969	(251,017)	602,952	2001 - 2012	2006
The Arsenal on the Charles	Greater Boston	—	181,797	354,611	1,464	181,797	356,075	537,872	—	537,872	2000 - 2017	2019
Alexandria Center® at One Kendall Square	Greater Boston	208,411	349,952	483,816	282,309	349,952	766,125	1,116,077	(80,606)	1,035,471	1985 - 2019	2016 - 2017
480 and 500 Arsenal Street	Greater Boston	—	9,773	12,773	88,226	9,773	100,999	110,772	(40,689)	70,083	2001 - 2003	2000 - 2001
640 Memorial Drive	Greater Boston	81,175	—	174,878	741	—	175,619	175,619	(36,598)	139,021	2011	2015
780 and 790 Memorial Drive	Greater Boston	—	—	—	54,490	—	54,490	54,490	(24,387)	30,103	2002	2001
167 Sidney Street and 99 Erie Street	Greater Boston	—	—	12,613	13,733	—	26,346	26,346	(7,383)	18,963	2006 - 2012	2005 - 2006
79/96 13th Street (Charlestown Navy Yard)	Greater Boston	—	—	6,247	8,706	—	14,953	14,953	(5,661)	9,292	2012	1998
5 Necco Street	Greater Boston	—	41,958	41,546	582	41,958	42,128	84,086	(250)	83,836	2019	2019
10 Necco Street	Greater Boston	—	67,743	13,357	4,202	67,743	17,559	85,302	(255)	85,047	N/A	2019
15 Necco Street	Greater Boston	—	—	—	172,114	—	172,114	172,114	—	172,114	N/A	2019
99 A Street	Greater Boston	—	31,671	878	9,306	31,671	10,184	41,855	(938)	40,917	1968	2018
Alexandria Park at 128	Greater Boston	—	10,439	41,596	79,501	10,439	121,097	131,536	(44,353)	87,183	1997 - 2010	1998 - 2008
225, 266, and 275 Second Avenue	Greater Boston	—	17,086	69,994	60,552	17,086	130,546	147,632	(19,074)	128,558	2014 - 2018	2014 - 2017
100 Tech Drive	Greater Boston	—	11,977	85,620	235	11,977	85,855	97,832	(4,765)	93,067	2015	2018
19 Presidential Way	Greater Boston	—	12,833	27,333	23,133	12,833	50,466	63,299	(17,114)	46,185	1999	2005
100 Beaver Street	Greater Boston	—	1,466	9,046	22,201	1,466	31,247	32,713	(7,129)	25,584	2006	2005
285 Bear Hill Road	Greater Boston	—	422	3,538	6,905	422	10,443	10,865	(2,417)	8,448	2013	2011
111 and 130 Forbes Boulevard	Greater Boston	—	3,146	15,725	3,165	3,146	18,890	22,036	(6,284)	15,752	2006	2006 - 2007
20 Walkup Drive	Greater Boston	—	2,261	7,099	9,029	2,261	16,128	18,389	(3,833)	14,556	2012	2006
30 Bearfoot Road	Greater Boston	—	1,220	22,375	59	1,220	22,434	23,654	(21,533)	2,121	2000	2005
Alexandria Center® for Science and Technology – Mission Bay	San Francisco	—	211,450	210,211	442,961	211,450	653,172	864,622	(145,182)	719,440	2007 - 2014	2004 - 2017
510 Townsend Street	San Francisco	—	52,105	—	174,287	52,105	174,287	226,392	(12,754)	213,638	2017	2014
945 Market Street	San Francisco	—	99,294	86,360	5,770	99,294	92,130	191,424	—	191,424	2016	2019
505 Brannan Street	San Francisco	—	31,710	2,540	107,671	31,710	110,211	141,921	(6,726)	135,195	2017	2015
260 Townsend Street	San Francisco	27,561	26,392	33,921	471	26,392	34,392	60,784	(714)	60,070	2017	2019
88 Bluxome Street	San Francisco	—	148,551	21,514	52,292	148,551	73,806	222,357	(7,951)	214,406	N/A	2017
213, 249, 259, 269, and 279 East Grand Avenue	San Francisco	—	59,199	—	542,156	59,199	542,156	601,355	(47,537)	553,818	2008 - 2019	2004

Schedule III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
Alexandria Technology Center® – Gateway	San Francisco	—	71,005	168,894	101,122	71,005	270,016	341,021	(65,979)	275,042	1998 - 2019	2002 - 2017
201 Haskins Way	San Francisco	—	32,245	1,287	118,801	32,245	120,088	152,333	(1,445)	150,888	N/A	2017
400 and 450 East Jamie Court	San Francisco	—	—	—	117,282	—	117,282	117,282	(47,091)	70,191	2012	2002
500 Forbes Boulevard	San Francisco	—	35,596	69,091	17,503	35,596	86,594	122,190	(27,166)	95,024	2001	2007
7000 Shoreline Court	San Francisco	—	7,038	39,704	19,454	7,038	59,158	66,196	(19,317)	46,879	2001	2004
341 and 343 Oyster Point Boulevard	San Francisco	—	7,038	—	43,433	7,038	43,433	50,471	(17,640)	32,831	2009 - 2013	2000
849/863 Mitten Road/866 Malcolm Road	San Francisco	—	3,211	8,665	24,070	3,211	32,735	35,946	(13,318)	22,628	2012	1998
Alexandria District for Science and Technology	San Francisco	—	87,566	—	190,881	87,566	190,881	278,447	—	278,447	N/A	2017
3825 and 3875 Fabian Way	San Francisco	—	194,424	54,519	872	194,424	55,391	249,815	(119)	249,696	1969 - 2014	2019
Alexandria Stanford Life Science District	San Francisco	—	—	152,437	5,536	—	157,973	157,973	(11,248)	146,725	1998 - 2017	2003 - 2019
Alexandria PARC	San Francisco	—	72,859	53,309	16,637	72,859	69,946	142,805	(3,265)	139,540	1984 - 2019	2018
960 Industrial Road	San Francisco	—	79,969	5,558	19,589	79,969	25,147	105,116	(4,852)	100,264	N/A	2017
2425 Garcia Avenue & 2400/2450 Bayshore Parkway	San Francisco	728	1,512	21,323	26,261	1,512	47,584	49,096	(22,637)	26,459	2008	1999
Shoreway Science Center	San Francisco	—	20,049	48,554	152	20,049	48,706	68,755	(1,262)	67,493	2016	2019
1450 Page Mill Road	San Francisco	—	—	84,467	104	—	84,571	84,571	(5,590)	78,981	2017	2017
3350 West Bayshore Road	San Francisco	—	4,800	6,693	20,325	4,800	27,018	31,818	(5,726)	26,092	1982	2005
2625/2627/2631 Hanover Street	San Francisco	—	—	6,628	11,910	—	18,538	18,538	(10,424)	8,114	2000	1999
Alexandria Center® for Life Science	New York City	—	—	—	848,102	—	848,102	848,102	(170,156)	677,946	2010 - 2016	2006
219 East 42nd Street	New York City	—	141,266	63,312	2,149	141,266	65,461	206,727	(13,573)	193,154	1995	2018
47-50 30th Street	New York City	—	25,000	—	2,120	25,000	2,120	27,120	—	27,120	1942	2019
Alexandria Center® – Long Island City	New York City	—	22,746	53,093	13,283	22,746	66,376	89,122	(369)	88,753	N/A	2018
ARE Spectrum	San Diego	—	32,361	80,957	203,705	32,361	284,662	317,023	(55,306)	261,717	2008 - 2017	2007 - 2017
ARE Torrey Ridge	San Diego	—	22,124	152,840	52,470	22,124	205,310	227,434	(32,702)	194,732	2003 - 2004	2016
ARE Sunrise	San Diego	—	6,118	17,947	82,874	6,118	100,821	106,939	(51,853)	55,086	2000 - 2015	1994 - 2004
ARE Nautilus	San Diego	—	6,684	27,600	123,685	6,684	151,285	157,969	(44,910)	113,059	2009 - 2012	1994 - 1997
3545 Cray Court	San Diego	31,477	7,056	53,944	11,537	7,056	65,481	72,537	(40,636)	31,901	1998	2014
11119 North Torrey Pines Road	San Diego	—	9,994	37,099	34,147	9,994	71,246	81,240	(20,799)	60,441	2012	2007
Campus Pointe by Alexandria	San Diego	—	88,016	393,713	441,342	88,016	835,055	923,071	(110,603)	812,468	1988 - 2019	2010 - 2019
5200 Illumina Way	San Diego	—	38,340	96,606	195,156	38,340	291,762	330,102	(49,000)	281,102	2004 - 2017	2010
University District	San Diego	—	18,221	48,840	203,245	18,221	252,085	270,306	(82,398)	187,908	1989 - 2018	1998 - 2014
SD Tech by Alexandria	San Diego	—	54,648	169,485	4,835	54,648	174,320	228,968	(563)	228,405	2014	2019
Summers Ridge Science Park	San Diego	—	21,154	102,046	3,491	21,154	105,537	126,691	(5,277)	121,414	2005	2018
10121 and 10151 Barnes Canyon Road	San Diego	—	4,608	5,100	19,110	4,608	24,210	28,818	(4,103)	24,715	1988 - 2014	2013

Schedule III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
ARE Portola	San Diego	—	6,991	25,153	39,893	6,991	65,046	72,037	(12,389)	59,648	2005 - 2012	2007
5810/5820 Nancy Ridge Drive	San Diego	—	5,476	28,682	(52)	5,476	28,630	34,106	(10,137)	23,969	2000 - 2001	2003 - 2004
7330 Carroll Road	San Diego	—	2,650	19,878	1,912	2,650	21,790	24,440	(5,860)	18,580	2007	2010
5871 Oberlin Drive	San Diego	—	1,349	8,016	6,019	1,349	14,035	15,384	(2,232)	13,152	2004	2010
Vista Wateridge I & II	San Diego	—	3,286	—	735	3,286	735	4,021	—	4,021	N/A	2017
3911, 3931, 3985, 4025, 4031, 4045, and 4075 Sorrento Valley Boulevard	San Diego	—	18,177	35,178	31,920	18,177	67,098	85,275	(24,580)	60,695	2007 - 2015	2010 - 2019
11025, 11035, 11045, 11055, 11065, and 11075 Roselle Street	San Diego	—	4,156	11,571	42,744	4,156	54,315	58,471	(12,252)	46,219	2006 - 2014	1997 - 2014
13112 Evening Creek Drive	San Diego	—	7,393	27,950	232	7,393	28,182	35,575	(13,055)	22,520	2007	2007
Townsgate by Alexandria	San Diego	—	16,416	—	3,620	16,416	3,620	20,036	—	20,036	N/A	2018
The Eastlake Life Science Campus by Alexandria - North Campus	Seattle	—	24,205	35,296	391,761	24,205	427,057	451,262	(85,863)	365,399	2007 - 2019	2003 - 2015
The Eastlake Life Science Campus by Alexandria - South Campus	Seattle	—	22,987	47,149	100,758	22,987	147,907	170,894	(45,301)	125,593	1997	2002 - 2008
400 Dexter Avenue North	Seattle	—	11,342	—	211,045	11,342	211,045	222,387	(20,303)	202,084	2017	2007
2301 5th Avenue	Seattle	—	6,543	76,180	1,130	6,543	77,310	83,853	(2,980)	80,873	2002	2018
219 Terry Avenue North	Seattle	—	1,819	2,302	19,892	1,819	22,194	24,013	(7,143)	16,870	2012	2007
601 Dexter Avenue North	Seattle	—	29,412	408	1,541	29,412	1,949	31,361	—	31,361	1985	2019
701 Dexter Avenue North	Seattle	—	35,316	719	6,149	35,316	6,868	42,184	(340)	41,844	1984	2018
3000/3018 Western Avenue	Seattle	—	1,432	7,497	24,181	1,432	31,678	33,110	(16,287)	16,823	2000	1998
410 West Harrison/410 Elliott Avenue West	Seattle	—	3,857	1,989	11,266	3,857	13,255	17,112	(5,707)	11,405	2006 - 2008	2004
9800, 9900, 9920 and 9950 Medical Center Drive	Maryland	—	20,219	112,543	180,483	20,219	293,026	313,245	(76,214)	237,031	1985 - 2018	2004 - 2017
9704, 9708, 9712, and 9714 Medical Center Drive	Maryland	—	10,258	74,173	766	10,258	74,939	85,197	(3,229)	81,968	2015	2018
1330 Piccard Drive	Maryland	—	2,800	11,533	34,933	2,800	46,466	49,266	(18,830)	30,436	2005	1997
1500 and 1550 East Gude Drive	Maryland	—	1,523	7,731	6,445	1,523	14,176	15,699	(8,979)	6,720	1995 - 2003	1997
14920 and 15010 Broschart Road	Maryland	—	4,904	15,846	5,471	4,904	21,317	26,221	(5,979)	20,242	1998 - 1999	2004 - 2010
1405 Research Boulevard	Maryland	—	899	21,946	14,363	899	36,309	37,208	(14,621)	22,587	2006	1997
5 Research Place	Maryland	—	1,466	5,708	28,981	1,466	34,689	36,155	(14,768)	21,387	2010	2001
5 Research Court	Maryland	—	1,647	13,258	24,060	1,647	37,318	38,965	(14,379)	24,586	2007	2004
9920 Belward Campus Drive	Maryland	—	2,732	12,308	76	2,732	12,384	15,116	(527)	14,589	2007	2018
12301 Parklawn Drive	Maryland	—	1,476	7,267	1,184	1,476	8,451	9,927	(2,949)	6,978	2007	2004
14200 Shady Grove Road	Maryland	—	25,000	—	903	25,000	903	25,903	—	25,903	N/A	2019
Alexandria Technology Center® – Gaithersburg I	Maryland	—	20,980	121,952	39,799	20,980	161,751	182,731	(36,204)	146,527	1992 - 2019	1997 - 2019
Alexandria Technology Center® – Gaithersburg II	Maryland	—	6,938	34,685	33,085	6,938	67,770	74,708	(27,742)	46,966	2000 - 2015	1997 - 2018

Schedule III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
401 Professional Drive	Maryland	—	1,129	6,941	10,125	1,129	17,066	18,195	(7,192)	11,003	2007	1996
950 Wind River Lane	Maryland	—	2,400	10,620	1,050	2,400	11,670	14,070	(3,348)	10,722	2009	2010
620 Professional Drive	Maryland	—	784	4,705	7,353	784	12,058	12,842	(5,490)	7,352	2012	2005
8000/9000/10000 Virginia Manor Road	Maryland	—	—	13,679	7,189	—	20,868	20,868	(10,460)	10,408	2003	1998
14225 Newbrook Drive	Maryland	—	4,800	27,639	11,562	4,800	39,201	44,001	(17,364)	26,637	2006	1997
Alexandria Technology Center® – Alston	Research Triangle	—	1,430	17,482	31,096	1,430	48,578	50,008	(23,693)	26,315	1985 - 2009	1998
Alexandria Center® for AgTech, Phase I – Research Triangle	Research Triangle	—	2,000	6,756	69,863	2,000	76,619	78,619	(1,562)	77,057	2018	2017
Alexandria Center® for AgTech, Phase II – Research Triangle	Research Triangle	—	800	—	9,663	800	9,663	10,463	—	10,463	N/A	2018
108/110/112/114 TW Alexander Drive	Research Triangle	—	—	376	43,195	—	43,571	43,571	(19,650)	23,921	2000	1999
Alexandria Innovation Center® – Research Triangle	Research Triangle	—	1,065	21,218	30,249	1,065	51,467	52,532	(18,709)	33,823	2005 - 2008	2000
6 Davis Drive	Research Triangle	—	9,029	10,712	20,318	9,029	31,030	40,059	(12,914)	27,145	2012	2012
7 Triangle Drive	Research Triangle	—	701	—	32,502	701	32,502	33,203	(7,289)	25,914	2011	2005
2525 East NC Highway 54	Research Triangle	—	713	12,827	20,751	713	33,578	34,291	(9,480)	24,811	1995	2004
407 Davis Drive	Research Triangle	—	1,229	17,733	712	1,229	18,445	19,674	(3,449)	16,225	1998	2013
601 Keystone Park Drive	Research Triangle	—	785	11,546	7,103	785	18,649	19,434	(6,034)	13,400	2009	2006
6040 George Watts Hill Drive	Research Triangle	—	—	—	26,344	—	26,344	26,344	(3,127)	23,217	2015	2014
5 Triangle Drive	Research Triangle	—	161	3,409	7,933	161	11,342	11,503	(5,248)	6,255	1981	1998
6101 Quadrangle Drive	Research Triangle	—	951	3,982	11,146	951	15,128	16,079	(3,281)	12,798	2012	2008
Canada	Canada	—	10,350	43,884	15,208	10,350	59,092	69,442	(22,245)	47,197	2004 - 2012	2005 - 2007
Various	Various	—	64,176	115,107	217,354	64,176	332,461	396,637	(58,994)	337,643	Various	Various
Total – North America		349,352	3,173,913	5,681,985	8,662,711	3,173,913	14,344,696	17,518,609	(2,704,657)	14,813,952
Asia		—	—	—	34,347	—	34,347	34,347	(4,261)	30,086	2015	2008
		$349,352	$3,173,913	$5,681,985	$8,697,058	$3,173,913	$14,379,043	$17,552,956	$(2,708,918)	$14,844,038

Schedule III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2019
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

Schedule III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands)

A summary of activity of consolidated investments in real estate and accumulated depreciation is as follows:

	December 31,
Real Estate	2019	2018	2017
Balance at beginning of period	$14,181,780	$12,178,255	$10,632,518
Acquisitions (including real estate, land, and joint venture consolidation)	2,240,376	1,057,036	707,522
Additions to real estate	1,143,035	959,410	881,463
Deductions (including dispositions and direct financing leases)	(12,235)	(12,921)	(43,248)
Balance at end of period	$17,552,956	$14,181,780	$12,178,255

	December 31,
Accumulated Depreciation	2019	2018	2017
Balance at beginning of period	$2,268,087	$1,880,236	$1,554,546
Depreciation expense on properties	448,661	390,471	348,064
Sale of properties	(7,830)	(2,620)	(22,374)
Balance at end of period	$2,708,918	$2,268,087	$1,880,236