Form 10-Q
period 2020-03-31
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2020-04-27
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
 26 North Euclid Avenue, Pasadena, California 91101
(Address of principal executive offices) (Zip code)

(626) 578-0777
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ARE	New York Stock Exchange

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

Large accelerated filer	☒	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 15, 2020, 126,194,841 shares of common stock, par value $0.01 per share, were outstanding.

i

GLOSSARY

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ATM	At the Market
CIP	Construction in Progress
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
GAAP	U.S. Generally Accepted Accounting Principles
JV	Joint Venture
LEED®	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
Nareit	National Association of Real Estate Investment Trusts
NAV	Net Asset Value
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SF	Square Feet/Foot
SOFR	Secured Overnight Financing Rate
SoMa	South of Market (submarket of the San Francisco market)
U.S.	United States
VIE	Variable Interest Entity

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Investments in real estate	$15,832,182	$14,844,038
Investments in unconsolidated real estate joint ventures	325,665	346,890
Cash and cash equivalents	445,255	189,681
Restricted cash	43,116	53,008
Tenant receivables	14,976	10,691
Deferred rent	663,926	641,844
Deferred leasing costs	269,458	270,043
Investments	1,123,482	1,140,594
Other assets	983,875	893,714
Total assets	$19,701,935	$18,390,503

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$347,136	$349,352
Unsecured senior notes payable	6,736,999	6,044,127
Unsecured senior line of credit	221,000	384,000
Accounts payable, accrued expenses, and other liabilities	1,352,554	1,320,268
Dividends payable	129,981	126,278
Total liabilities	8,787,670	8,224,025

Commitments and contingencies

Redeemable noncontrolling interests	12,013	12,300

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,243	1,208
Additional paid-in capital	9,336,949	8,874,367
Accumulated other comprehensive loss	(15,606)	(9,749)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	9,322,586	8,865,826
Noncontrolling interests	1,579,666	1,288,352
Total equity	10,902,252	10,154,178
Total liabilities, noncontrolling interests, and equity	$19,701,935	$18,390,503

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Income from rentals	$437,605	$354,749
Other income	2,314	4,093
Total revenues	439,919	358,842

Expenses:
Rental operations	129,103	101,501
General and administrative	31,963	24,677
Interest	45,739	39,100
Depreciation and amortization	175,496	134,087
Impairment of real estate	2,003	—
Loss on early extinguishment of debt	—	7,361
Total expenses	384,304	306,726

Equity in (losses) earnings of unconsolidated real estate joint ventures	(3,116)	1,146
Investment (loss) income	(21,821)	83,556
Net income	30,678	136,818
Net income attributable to noncontrolling interests	(11,913)	(7,659)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	18,765	129,159
Dividends on preferred stock	—	(1,026)
Preferred stock redemption charge	—	(2,580)
Net income attributable to unvested restricted stock awards	(1,925)	(1,955)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$16,840	$123,598

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.14	$1.11
Diluted	$0.14	$1.11

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$30,678	$136,818
Other comprehensive loss
Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	—	(558)
Reclassification adjustment for amortization to interest expense included in net income	—	(1,929)
Unrealized losses on interest rate hedge agreements, net	—	(2,487)

Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(5,857)	2,210
Unrealized (losses) gains on foreign currency translation, net	(5,857)	2,210

Total other comprehensive loss	(5,857)	(277)
Comprehensive income	24,821	136,541
Less: comprehensive income attributable to noncontrolling interests	(11,913)	(7,659)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$12,908	$128,882

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2019	120,800,315	$1,208	$8,874,367	$—	$(9,749)	$1,288,352	$10,154,178	$12,300
Net income	—	—	—	18,765	—	11,695	30,460	218
Total other comprehensive loss	—	—	—	—	(5,857)	—	(5,857)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	(300)
Distributions to noncontrolling interests	—	—	—	—	—	(16,481)	(16,481)	(205)
Contributions from and sales of noncontrolling interests	—	—	55,856	—	—	296,100	351,956	—
Issuance of common stock	3,392,622	34	504,304	—	—	—	504,338	—
Issuance pursuant to stock plan	181,928	2	22,986	—	—	—	22,988	—
Taxes related to net settlement of equity awards	(49,181)	(1)	(6,864)	—	—	—	(6,865)	—
Dividends declared on common stock ($1.03 per share)	—	—	—	(129,981)	—	—	(129,981)	—
Cumulative effect of adjustment upon adoption of new ASU on credit losses on January 1, 2020	—	—	—	(2,484)	—	—	(2,484)	—
Reclassification of distributions in excess of earnings	—	—	(113,700)	113,700	—	—	—	—
Balance as of March 31, 2020	124,325,684	$1,243	$9,336,949	$—	$(15,606)	$1,579,666	$10,902,252	$12,013

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2018	$64,336	111,011,816	$1,110	$7,286,954	$—	$(10,435)	$541,963	$7,883,928	$10,786
Net income	—	—	—	—	129,159	—	7,442	136,601	217
Total other comprehensive loss	—	—	—	—	—	(277)	—	(277)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,501)	(9,501)	(208)
Contributions from and sales of noncontrolling interests	—	—	—	202,246	—	—	237,544	439,790	94
Issuance pursuant to stock plan	—	195,992	2	16,936	—	—	—	16,938	—
Taxes related to net settlement of equity awards	—	(27,149)	—	(89)	—	—	—	(89)	—
Repurchases of 7.00% Series D preferred stock	(6,875)	—	—	215	(2,580)	—	—	(9,240)	—
Dividends declared on common stock ($0.97 per share)	—	—	—	—	(109,574)	—	—	(109,574)	—
Dividends declared on preferred stock ($0.4375 per share)	—	—	—	—	(1,026)	—	—	(1,026)	—
Cumulative effect of adjustment upon adoption of new ASU on lease accounting on January 1, 2019	—	—	—	—	(3,525)	—	—	(3,525)	—
Reclassification of distributions in excess of earnings	—	—	—	12,454	(12,454)	—	—	—	—
Balance as of March 31, 2019	$57,461	111,180,659	$1,112	$7,518,716	$—	$(10,712)	$777,448	$8,344,025	$10,889

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net income	$30,678	$136,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,496	134,087
Impairment of real estate	2,003	—
Loss on early extinguishment of debt	—	7,361
Equity in losses (earnings) of unconsolidated real estate joint ventures	3,116	(1,146)
Distributions of earnings from unconsolidated real estate joint ventures	490	858
Amortization of loan fees	2,247	2,233
Amortization of debt premiums	(888)	(801)
Amortization of acquired below-market leases	(15,964)	(7,148)
Deferred rent	(20,597)	(26,965)
Stock compensation expense	9,929	11,029
Investment loss (income)	21,821	(83,556)
Changes in operating assets and liabilities:
Tenant receivables	(4,874)	167
Deferred leasing costs	(9,085)	(11,279)
Other assets	(10,893)	(8,684)
Accounts payable, accrued expenses, and other liabilities	7,788	(16,244)
Net cash provided by operating activities	191,267	136,730

Investing Activities:
Additions to real estate	(373,499)	(241,049)
Purchases of real estate	(482,409)	(418,358)
Deposits for investing activities	4,834	500
Investments in unconsolidated real estate joint ventures	(2,592)	(52,634)
Return of capital from unconsolidated real estate joint ventures	20,224	—
Additions to non-real estate investments	(31,060)	(48,992)
Sales of non-real estate investments	30,910	26,200
Net cash used in investing activities	$(833,592)	$(734,333)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2020	2019
Financing Activities:
Repayments of borrowings from secured notes payable	$(1,479)	$(301,343)
Proceeds from issuance of unsecured senior notes payable	699,531	854,209
Borrowings from unsecured senior line of credit	783,000	1,405,000
Repayments of borrowings from unsecured senior line of credit	(946,000)	(1,613,000)
Proceeds from issuance of commercial paper	2,158,900	—
Repayments of borrowings from commercial paper	(2,158,900)	—
Payments of loan fees	(7,954)	(15,225)
Taxes paid related to net settlement of equity awards	(1,253)	(89)
Repurchase of 7.00% Series D cumulative convertible preferred stock	—	(9,240)
Proceeds from issuance of common stock	504,338	—
Dividends on common stock	(126,278)	(109,342)
Dividends on preferred stock	—	(1,126)
Contributions from and sales of noncontrolling interests	2,756	440,671
Distributions to and redemption of noncontrolling interests	(16,986)	(9,709)
Net cash provided by financing activities	889,675	640,806

Effect of foreign exchange rate changes on cash and cash equivalents	(1,668)	472

Net increase in cash, cash equivalents, and restricted cash	245,682	43,675
Cash, cash equivalents, and restricted cash as of the beginning of period	242,689	272,130
Cash, cash equivalents, and restricted cash as of the end of period	$488,371	$315,805

Supplemental Disclosures and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$65,500	$49,600
Accrued construction for current-period additions to real estate	$134,414	$133,502
Assumption of secured notes payable in connection with purchase of properties	$—	$(28,200)
Right-of-use asset	$32,700	$239,653
Lease liability	$(32,700)	$(245,638)
Contribution of assets from real estate joint venture partner	$350,000	$—
Issuance of noncontrolling interest to joint venture partner	$(292,930)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® urban office REIT, is the first and longest-tenured owner, operator, and developer uniquely focused on collaborative life science, technology, and agtech campuses in AAA innovation cluster locations. As used in this quarterly report on Form 10‑Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10‑K for the year ended December 31, 2019. Any references to our market capitalization, number or quality of buildings or tenants, quality of location, square footage, number of leases, or occupancy percentage, and any amounts derived from these values in these notes to consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

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

2)	The entity is established with non-substantive voting rights (i.e., the entity deprives the majority economic interest holder(s) of voting rights); or

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

Our real estate joint ventures consist of limited partnerships or limited liability companies. For an entity structured as a limited partnership or a limited liability company, our evaluation of whether the equity holders (equity partners other than the general partner or the managing member of a joint venture) lack the characteristics of a controlling financial interest includes the evaluation of whether the limited partners or non-managing members (the noncontrolling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

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

Variable interest model

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits — that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) we have the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for information on specific joint ventures that qualify as VIEs. If we have a variable interest in a VIE but are not the primary beneficiary, we account for our investment using the equity method of accounting.

Voting model

If a legal entity fails to meet any of the three characteristics of a VIE (i.e., insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that other equity holders do not have substantive participating rights. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for further information on our unconsolidated real estate joint ventures that qualify for evaluation under the voting model.

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

Generally, our acquisitions of real estate or in-substance real estate do not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort, or delay. When evaluating acquired service or management contracts, we consider the nature of the services performed, the terms of the contract relative to similar arm’s-length contracts, and the availability of comparable vendors in evaluating whether the acquired contract constitutes a substantive process.

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

For acquisitions of real estate or in-substance real estate that are accounted for as business combinations, we allocate the acquisition consideration (excluding acquisition costs) to the assets acquired, liabilities assumed, noncontrolling interests, and previously existing ownership interests at fair value as of the acquisition date. Assets include intangible assets such as tenant relationships, acquired in-place leases, and favorable intangibles associated with in-place leases in which we are the lessor. Liabilities include unfavorable intangibles associated with in-place leases in which we are the lessor. In addition, for acquired in-place finance or operating leases in which we are the lessee, acquisition consideration is allocated to lease liabilities and related right-of-use assets, adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. Any excess (deficit) of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill (bargain purchase gain). Acquisition costs related to business combinations are expensed as incurred.

Generally, we expect that acquisitions of real estate or in-substance real estate will not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related intangible assets). The accounting model for asset acquisitions is similar to the accounting model for business combinations, except that the acquisition consideration (including acquisition costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. Any excess (deficit) of the consideration transferred relative to the sum of the fair value of the assets acquired and liabilities assumed is allocated to the individual assets and liabilities based on their relative fair values. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain. Incremental and external direct acquisition costs (such as legal and other third-party services) are capitalized.

We exercise judgment to determine the key assumptions used to allocate the purchase price of real estate acquired among its components. The allocation of the consideration to the various components of properties acquired during the year can have an effect on our net income due to the useful depreciable and amortizable lives applicable to each component and the recognition of the related depreciation and amortization expense in our consolidated statements of operations. We apply judgment in utilizing available comparable market information to assess relative fair value. We assess the relative fair values of tangible and intangible assets and liabilities based on available comparable market information, including estimated replacement costs, rental rates, and recent market transactions. In addition, we may use estimated cash flow projections that utilize appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market/economic conditions that may affect the property.

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

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the respective ground lease term, estimated useful life, or up to 40 years, for buildings and building improvements; estimated life, or up to 20 years, for land improvements; the respective lease term or estimated useful life for tenant improvements; and the shorter of the lease term or estimated useful life for equipment. The values of acquired in-place leases and associated favorable intangibles (i.e., acquired above-market leases) are classified in other assets in the accompanying consolidated balance sheets and are amortized over the remaining terms of the related leases, as a reduction of income from rentals in our consolidated statements of operations. The values of unfavorable intangibles (i.e., acquired below-market leases) associated with acquired in-place leases are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets and are amortized over the remaining terms of the related leases, as an increase in income from rentals in our consolidated statements of operations.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Long-lived assets to be held and used, including our rental properties, CIP, land held for development, right-of-use assets related to operating leases in which we are the lessee, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the asset, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. If an impairment charge is not required to be recognized, the recognition of depreciation or amortization is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the asset is expected to be held and used. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

We use the held for sale impairment model for our properties classified as held for sale. The held for sale impairment model is different from the held and used impairment model. Under the held for sale impairment model, an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as held for sale.

International operations

In addition to operating properties in the U.S., we have three operating properties in Canada and one operating property in China. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Revenue and expense accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income as a separate component of total equity and are excluded from net income.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, technology, and agtech industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%. Our equity investments (except those accounted for under the equity method and those that result in consolidation of the investee) are measured as follows:

•
Investments in publicly traded companies are classified as investments with readily determinable fair values and are presented at fair value in our consolidated balance sheets, with changes in fair value recognized in net income. The fair values for our investments in publicly traded companies are determined based on sales prices or quotes available on securities exchanges.

•	Investments in privately held entities without readily determinable fair values fall into two categories:

•
Investments in privately held entities that report NAV per share, such as our privately held investments in limited partnerships, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV per share reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date. We disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse (or indicate if this timing is unknown) if the investee has communicated this information to us or has announced it publicly.

•
Investments in privately held entities that do not report NAV per share are accounted for using a measurement alternative under which these investments are measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

For investments in privately held entities that do not report NAV per share, an observable price arises from an orderly transaction for an identical or similar investment of the same issuer, which is observed by an investor without expending undue cost and effort. Observable price changes result from, among other things, equity transactions of the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. To determine whether these transactions are indicative of an observable price change, we evaluate, among other factors, whether these transactions have similar rights and obligations, including voting rights, distribution preferences, and conversion rights to the investments we hold.

We monitor investments in privately held entities that do not report NAV per share throughout the year for new developments, including operating results, prospects and results of clinical trials, new product initiatives, new collaborative agreements, capital-raising events, and merger and acquisition activities. These investments are evaluated on the basis of a qualitative assessment for indicators of impairment by monitoring the presence of the following triggering events or impairment indicators: (i) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic, or technological environment of the investee, (iii) a significant adverse change in the general market condition, including the research and development of technology and products that the investee is bringing or attempting to bring to the market, or (iv) significant concerns about the investee’s ability to continue as a going concern. If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.

Investments in privately held entities are accounted for under the equity method, unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of March 31, 2020.

We recognize both realized and unrealized gains and losses in our consolidated statements of operations, classified within investment income. Unrealized gains and losses represent changes in fair value for investments in publicly traded companies, changes in NAV, as a practical expedient to estimate fair value, for investments in privately held entities that report NAV per share, and observable price changes on our investments in privately held entities that do not report NAV per share. Impairments are realized losses, which result in an adjusted cost, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV per share to their estimated fair value. Realized gains and losses represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost.

In April 2019, the FASB issued an accounting standard that amends the financial instruments standard by clarifying that all private investments that do not report NAV and are adjusted under the measurement alternative (for observable price changes and impairments) described above represent nonrecurring fair value measurement adjustments and therefore require applicable fair value disclosures, including disclosures about the level of the fair value hierarchy within which the fair value measurements are categorized. The accounting standard became effective for us and was adopted on January 1, 2020. Beginning in 2020, pursuant to the requirements of this new standard, we provide incremental fair value disclosures related to our investments in privately held entities that do not report NAV per share in Note 9 – “Fair Value Measurements” to these unaudited consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

The table below provides detail of our consolidated total revenues for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$428,742	$343,339
Direct financing lease	613	601
Revenues subject to the lease accounting standard	429,355	343,940
Revenues subject to the revenue recognition accounting standard	8,250	10,809
Income from rentals	437,605	354,749
Other income	2,314	4,093
Total revenues	$439,919	$358,842

During the three months ended March 31, 2020, revenues that were subject to the lease accounting standard aggregated $429.4 million and represented 97.6% of our total revenues. During the three months ended March 31, 2020, our total revenues also included $10.6 million, or 2.4%, subject to other accounting guidance. For a detailed discussion related to our revenue streams, refer to the “Lease Accounting” and “Recognition of Revenue Arising From Contracts With Customers” sections within this Note 2 to these unaudited consolidated financial statements.

Lease accounting

Transition

On January 1, 2019, we adopted a new lease accounting standard that sets principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The new lease accounting standard required the use of the modified retrospective transition method. Upon adoption of the new lease accounting standard, we elected the following practical expedients and accounting policies provided by this lease standard:

•	Package of practical expedients – required us not to reevaluate our existing or expired leases as of January 1, 2019, under the new lease accounting standard.

•	Optional transition method practical expedient – required us to apply the new lease accounting standard prospectively from the adoption date of January 1, 2019.

•	Single component accounting policy – required us to account for lease and nonlease components within a lease under the new lease accounting standard if certain criteria are met.

•	Land easements practical expedient – required us to continue to account for land easements existing as of January 1, 2019, under the accounting standards applied to them prior to January 1, 2019.

•	Short-term lease accounting policy – required us not to record the related lease liabilities and right-of-use assets for operating leases in which we are the lessee with a term of 12 months or less.

Upon adoption of the new lease accounting standard, we elected the package of practical expedients and the optional transition method, which permitted January 1, 2019, to be our initial application date. Our election of the package of practical expedients and the optional transition method allowed us not to reassess:

•
Whether any contracts effective prior to January 1, 2019, were leases or contained leases. This practical expedient was primarily applicable to entities that had contracts containing embedded leases. As of December 31, 2018, we had no such contracts; therefore, this practical expedient had no effect on us.

•
The lease classification for any leases that commenced prior to January 1, 2019. Our election of the package of practical expedients required us not to revisit the classification of our leases that commenced prior to January 1, 2019. For example, all of our leases that were classified as operating leases in accordance with the lease accounting standards in effect prior to January 1, 2019, continued to be classified as operating leases after adoption of the new lease standard.

•
Previously capitalized initial direct costs for any leases that commenced prior to January 1, 2019. Our election of the package of practical expedients and the optional transition method required us not to reassess whether initial direct leasing costs capitalized prior to the adoption of the new lease accounting standard in connection with the leases that commenced prior to January 1, 2019, qualified for capitalization under the new lease accounting standard.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We applied the package of practical expedients consistently to all leases (i.e., in which we were the lessee or the lessor) that commenced before January 1, 2019. The election of this package permitted us to “run off” our leases that commenced before January 1, 2019, for the remainder of their lease terms and to apply the new lease accounting standard to leases commencing or modified after January 1, 2019.

For our leases that commenced prior to January 1, 2019, under the package of practical expedients and optional transition method, we were not required to reassess whether initial direct leasing costs capitalized prior to the adoption of the new lease accounting standard in connection with such leases qualified for capitalization under the new lease accounting standard. Therefore, we continue to amortize these initial direct leasing costs over their respective lease terms.

On January 1, 2019, as required by the new lease accounting standard, we recognized a cumulative adjustment to retained earnings aggregating $3.5 million to write off initial direct leasing costs that were capitalized in connection with leases that were executed but had not commenced before January 1, 2019. These costs were capitalized in accordance with the lease accounting standards existing prior to January 1, 2019, and would not qualify for capitalization under the new lease accounting standard.

Under the package of practical expedients, all of our operating leases existing as of January 1, 2019, in which we were the lessee, continued to be classified as operating leases subsequent to the adoption of the new lease accounting standard. In accordance with the lease accounting standard adopted on January 1, 2019, we classified the present value of the remaining future rental payments associated with these operating leases in our consolidated balance sheets. Consequently, on January 1, 2019, we recognized a lease liability aggregating $218.7 million, which represented the present value of the remaining future rental payments aggregating $590.3 million related to our ground and office leases, in which we were the lessee, existing as of January 1, 2019.

This liability was classified within accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets, and included approximately $27.0 million reclassified out of the deferred rent liabilities balance in accordance with the new lease standard. We have also recognized a corresponding right-of-use asset, which was classified within other assets in our consolidated balance sheets. The present value of the remaining lease payments was calculated for each operating lease existing as of January 1, 2019, in which we were the lessee by using each respective remaining lease term and a corresponding estimated incremental borrowing rate. The incremental borrowing rate is the interest rate that we estimated we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Subsequent application of the new lease accounting standard

Definition of a lease

When we enter into a contract or amend an existing contract, we evaluate whether the contract meets the definition of a lease. To meet the definition of a lease, the contract must meet all three criteria:

(i)	One party (lessor) must hold an identified asset;

(ii)	The counterparty (lessee) must have the right to obtain substantially all of the economic benefits from the use of the asset throughout the period of the contract; and

(iii)	The counterparty (lessee) must have the right to direct the use of the identified asset throughout the period of the contract.

Lease classification

The criteria to determine whether a lease should be accounted for as a finance lease for lessees or a sales-type lease for lessors include any of the following:

(i)	Ownership is transferred from lessor to lessee by the end of the lease term;

(ii)	An option to purchase is reasonably certain to be exercised;

(iii)	The lease term is for the major part of the underlying asset’s remaining economic life;

(iv)	The present value of lease payments equals or exceeds substantially all of the fair value of the underlying asset; or

(v)	The underlying asset is specialized and is expected to have no alternative use at the end of the lease term.

If any of these criteria is met, a lease is classified as a finance lease by the lessee and as a sales-type lease by the lessor. If none of the criteria are met, a lease is classified as an operating lease by the lessee but may still qualify as a direct financing lease or an operating lease for the lessor. The existence of a residual value guarantee from an unrelated third party other than the lessee may qualify the lease as a direct financing lease by the lessor. Otherwise, the lease is classified as an operating lease by the lessor. Therefore, lessees apply a dual approach by classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, which corresponds to a similar evaluation performed by lessors.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Lessor accounting

Costs to execute leases

We capitalize initial direct costs, which represent only incremental costs of a lease that would not have been incurred if the lease had not been obtained. Costs that we incur to negotiate or arrange a lease, regardless of its outcome, such as for fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Operating leases

We account for the revenue from our lease contracts by utilizing the single component accounting policy. This policy requires us to account for, by class of underlying asset, the lease component and nonlease component(s) associated with each lease as a single component if two criteria are met:

(i)	The timing and pattern of transfer of the lease component and the nonlease component(s) are the same; and

(ii)	The lease component would be classified as an operating lease if it were accounted for separately.

Lease components consist primarily of fixed rental payments, which represent scheduled rental amounts due under our leases, and contingent rental payments. Nonlease components consist primarily of tenant recoveries representing reimbursements of rental operating expenses under our triple net lease structure, including recoveries for utilities, repairs and maintenance, and common area expenses.

If the lease component is the predominant component, we account for all revenues under such lease as a single component in accordance with the lease accounting standard. Conversely, if the nonlease component is the predominant component, all revenues under such lease are accounted for in accordance with the revenue recognition accounting standard. Our operating leases qualify for the single component accounting, and the lease component in each of our leases is predominant. Therefore, we account for all revenues from our operating leases under the lease accounting standard and classify these revenues as income from rentals in our consolidated statements of operations.

We commence recognition of income from rentals related to the operating leases at the date the tenant takes possession or controls the physical use of the leased asset. Income from rentals related to fixed rental payments under operating leases is recognized on a straight-line basis over the respective operating lease terms. We classify amounts expected to be received in later periods as deferred rent in our consolidated balance sheets. Amounts received currently but recognized as revenue in future periods are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets.

Income from rentals related to variable payments includes tenant recoveries and contingent rental payments. Tenant recoveries, including reimbursements of utilities, repairs and maintenance, common area expenses, real estate taxes and insurance, and other operating expenses, are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises. Income from rentals related to other variable payments is recognized when associated contingencies are removed.

We assess collectibility from our tenants of future lease payments for each of our operating leases. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize an adjustment to lower our income from rentals. Furthermore, we may recognize a general allowance at a portfolio level (not the individual level), if we do not expect to collect future lease payments in full.

During the three months ended March 31, 2020, due to the uncertainties posed to the business and operations of our tenants by the COVID-19 pandemic, we recognized an adjustment aggregating $1.6 million to lower our income from rentals and deferred rent related to certain leases where we determined that the collection of future lease payments was not probable. For these leases, we ceased the recognition of income from rentals on a straight-line basis and began the recognition of income from rentals on a cash basis when lease payments are collected. We will not resume straight-line recognition of income from rentals for these leases until we determine that collectibility of future payments related to these leases is probable.

In addition, during the three months ended March 31, 2020, we recorded a general allowance aggregating $3.4 million for a pool of deferred rent balances, which at the portfolio level (not the individual level) are not expected to be collected in full through its lease term. We recorded the general allowance as a reduction of our income from rentals and deferred rent balance within our consolidated statements of operations and consolidated balance sheets, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Direct financing and sales-type leases

As of March 31, 2020, we had one direct financing lease and no sales-type leases. Income from rentals related to our direct financing lease is recognized over the lease term using the effective interest rate method. At lease commencement, we record an asset within other assets in our consolidated balance sheets, which represents our net investment in the direct financing lease. This initial net investment is determined by aggregating the total future lease payments attributable to the direct financing lease and the estimated residual value of the property less unearned income. Over the lease term, the investment in the direct financing lease is reduced and rental income is recognized as income from rentals in our consolidated statements of operations, producing a constant periodic rate of return on the net investment in the direct financing lease.

We evaluate our net investment in the direct financing lease for impairment under the new current expected credit loss standard that we adopted on January 1, 2020. For more information, refer to the “Allowance for Credit Losses” section within this Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements.

Lessee accounting

We have operating lease agreements in which we are the lessee consisting of ground and office leases. At the lease commencement date (or at the acquisition date if the lease is acquired as part of a real estate acquisition), we are required to recognize a liability to account for our future obligations under these operating leases, and a corresponding right-of-use asset.

The lease liability is measured based on the present value of the future lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The present value of the future lease payments is calculated for each operating lease using each respective remaining lease term and a corresponding estimated incremental borrowing rate, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Subsequently, the lease liability is accreted by applying a discount rate established at the lease commencement date to the lease liability balance as of the beginning of the period and is reduced by the payments made during the period. We classify the operating lease liability in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets.

The right-of-use asset is measured based on the corresponding lease liability, adjusted for initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. Subsequently, the right-of-use asset is amortized on a straight-line basis during the lease term. We classify the right-of-use asset in other assets in our consolidated balance sheets.

Recognition of revenue arising from contracts with customers

We recognize revenues associated with transactions arising from contracts with customers, excluding revenues subject to the lease accounting standard discussed in the “Lease Accounting” section above, in accordance with the revenue recognition accounting standard. A customer is distinguished from a noncustomer by the nature of the goods or services that are transferred. Customers are provided with goods or services that are generated by a company’s ordinary output activities, whereas noncustomers are provided with nonfinancial assets that are outside of a company’s ordinary output activities.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations during the three months ended March 31, 2020 and 2019, included $8.3 million and $10.8 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single lease component practical expedient, discussed in the “Lessor Accounting” subsection of the “Lease Accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

Allowance for credit losses

On January 1, 2020, we adopted an accounting standard (further clarified in subsequently issued updates) that requires companies to estimate and recognize lifetime expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. The accounting standard applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases arising from sales-type and direct financing leases, and off-balance-sheet credit exposures (e.g., loan commitments). The standard does not apply to the receivables arising from operating leases. An assessment of the collectibility of operating lease payments and the recognition of an adjustment to lease income based on this assessment is governed by the lease accounting standard discussed in the “Lease Accounting” section earlier within this Note 2 to these unaudited consolidated financial statements.

Upon adoption of the accounting standard, we had one lease subject to this standard classified as a direct financing lease with a net investment balance aggregating $39.9 million prior to the credit loss adjustment. In this direct financing lease, the payment obligation of the lessee is collateralized by real estate property. Historically, we have had no collection issues related to this direct financing lease; therefore, we assessed the probability of default on this lease based on the lessee’s financial condition, credit rating, business prospects, remaining lease term, and expected value of the underlying collateral upon its repossession. Based on the aforementioned considerations, we estimated a credit loss adjustment related to this direct financing lease aggregating $2.2 million, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in the direct financing lease balance from $39.9 million to $37.7 million in our consolidated balance sheets on January 1, 2020.

In addition to our direct financing lease, the accounting standard on credit losses applies to our receivables that result from revenue transactions within the scope of the revenue recognition standard discussed in the “Recognition of Revenue Arising From Contracts With Customers” section earlier within this Note 2. Upon adoption of the standard on January 1, 2020, our receivables resulting from revenue transactions within the scope of revenue recognition standard aggregated $16.1 million. Among other factors, we considered the short-term nature of these receivables, our positive assessment of the financial condition and business prospects of the payors, and minimal historical collectibility issues. Based on the aforementioned considerations, we estimated the credit loss related to our trade receivables to approximate $259 thousand, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the tenant receivables balance in our consolidated balance sheets on January 1, 2020.

During the three months ended March 31, 2020, we updated our assessment of the probability of default of our lessee in the direct financing lease described above. Based on the updated assessment, we recognized an additional credit loss adjustment of $614 thousand classified within rental operations in our consolidated statement of operations for the three months ended March 31, 2020. For further details, refer to Note 5 – “Leases” to these unaudited consolidated financial statements.

Income taxes

We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its stockholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state, and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, India, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the 2014 through 2019 calendar years.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of March 31, 2020, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

Issuer and guarantor subsidiaries of guaranteed securities

In March 2020, the SEC issued an amendment to reduce and simplify financial disclosure requirements for issuers and guarantors of registered debt offerings. The guidance is effective for filings on or after January 4, 2021, with early adoption permitted. Upon evaluation of the guidance, we elected to early adopt the amendment as of and for the three months ended March 31, 2020.

Generally, a parent entity must provide separate subsidiary issuer or guarantor financial statements, unless it qualifies for disclosure exceptions provided in the amendment. Currently, a parent entity must fully own the subsidiary issuer or guarantor and guarantee its registered security fully and unconditionally to qualify for disclosure exceptions under the existing guidance. Pursuant to the amendment, a parent entity may be eligible for disclosure exceptions if it meets the following criteria:

•	The subsidiary issuer or guarantor is a consolidated subsidiary of the parent company, and

•	The subsidiary issues a registered security that is:

•	Issued jointly and severally with the parent company, or

•	Fully and unconditionally guaranteed by the parent company.

A parent entity that meets the above criteria may instead present summarized financial information (“alternative disclosures”). We evaluated the criteria and determined that we are eligible for the exceptions, which allow us to provide alternative disclosures.

The amendment also allows for further simplification of disclosure requirements for entities that qualify for the alternative disclosures. A parent entity was required to provide disclosures within the footnotes to the consolidated financial statements. However, the amendment allows for such disclosures to be provided outside of the financial statements, including within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 2. As such, our disclosures are no longer presented in our financial statements and have been relocated to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 2.

Joint venture distributions

We use the “nature of the distribution” approach to determine the classification within our statement of cash flows of cash distributions received from equity method investments, including our unconsolidated joint ventures. Under this approach, distributions are classified based on the nature of the underlying activity that generated the cash distributions. If we lack the information necessary to apply this approach in the future, we will be required to apply the “cumulative earnings” approach as an accounting change on a retrospective basis. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash

We present cash and cash equivalents separately from restricted cash within our consolidated balance sheets. We include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows. We provide a reconciliation between the balance sheets and statement of cash flows, as required when the balance includes more than one line item for cash, cash equivalents, and restricted cash. We also provide a disclosure of the nature of the restrictions related to material restricted cash balances.

3.	INVESTMENTS IN REAL ESTATE

Our consolidated investments in real estate, including real estate assets held for sale as described in Note 15 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements, consisted of the following as of March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Rental properties:
Land (related to rental properties)	$2,426,854	$2,225,785
Buildings and building improvements	12,446,556	11,775,132
Other improvements	1,329,652	1,277,862
Rental properties	16,203,062	15,278,779
Development and redevelopment of new Class A properties:
Development and redevelopment projects	2,245,480	2,057,084
Future development projects	191,034	182,746
Gross investments in real estate	18,639,576	17,518,609
Less: accumulated depreciation	(2,836,981)	(2,704,657)
Net investments in real estate – North America	15,802,595	14,813,952
Net investments in real estate – Asia	29,587	30,086
Investments in real estate	$15,832,182	$14,844,038

Acquisitions

Our real estate asset acquisitions during the three months ended March 31, 2020, consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Operating With Future Development/Redevelopment	Operating	Purchase Price
Greater Boston	1	—	—	509,702	$226,512
San Francisco	5	260,000	300,010	582,309	105,000	(1)
San Diego	2	—	—	219,628	102,250
Other	3	35,000	71,021	180,960	50,817
Three months ended March 31, 2020	11	295,000	371,031	1,492,599	$484,579

(1)
In January 2020, we formed a real estate joint venture with subsidiaries of Boston Properties, Inc. Amount excludes our partner’s contributed real estate assets with a total fair market value of $350.0 million. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements for additional information.

Based upon our evaluation of each acquisition, we determined that substantially all of the fair value related to each acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, or is associated with a land parcel with no operations. Accordingly, each transaction did not meet the definition of a business and therefore was accounted for as an asset acquisition. In each of these transactions, we allocated the total consideration for each acquisition to the individual assets and liabilities acquired on a relative fair value basis.

During the three months ended March 31, 2020, we acquired 11 properties for an aggregate purchase price of $484.6 million. In connection with our acquisitions, we recorded in-place leases aggregating $83.5 million and below-market leases in which we are the lessor aggregating $19.2 million. As of March 31, 2020, the weighted-average amortization period remaining on our acquired in-place and below-market leases was 5.0 years and 4.9 years, respectively, and 5.0 years in total.

In January 2020, we formed a real estate joint venture with subsidiaries of Boston Properties, Inc., through real estate assets contribution, and are targeting a 51% ownership interest over time. Our partner contributed three office buildings, aggregating 776,003 RSF, at 601, 611, and 651 Gateway Boulevard, and land supporting 260,000 SF of future development with aggregate fair market value of $350.0 million. For the discussion of our formation of consolidated real estate joint venture, refer to “Sales of Partial Interests and Formation of a Consolidated Joint Venture” section within Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements.

3.	INVESTMENTS IN REAL ESTATE (continued)

Sales of real estate assets and impairment charges

For the discussion of our sales of partial interests in 681, 685, and 701 Gateway Boulevard during the three months ended March 31, 2020, and the formation of consolidated joint venture that owns these properties, refer to the “Sales of Partial Interests and Formation of a Consolidated Joint Venture” section in Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements.

Impairment charges

In March 2020, we recognized impairment charges aggregating $2.0 million in connection with real estate deal costs incurred primarily related to four potential real estate properties that we ultimately decided not to acquire.

4.	CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES

From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of March 31, 2020, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated joint ventures(2):
225 Binney Street	Greater Boston	Cambridge	30.0%
75/125 Binney Street	Greater Boston	Cambridge	40.0%
409 and 499 Illinois Street	San Francisco	Mission Bay/SoMa	60.0%
1500 Owens Street	San Francisco	Mission Bay/SoMa	50.1%
Alexandria Technology Center® – Gateway(3)	San Francisco	South San Francisco	44.8%
500 Forbes Boulevard	San Francisco	South San Francisco	10.0%
Campus Pointe by Alexandria(4)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	50.1%
SD Tech by Alexandria	San Diego	Sorrento Mesa	50.0%

Unconsolidated joint ventures(2):
Menlo Gateway	San Francisco	Greater Stanford	49.0%
704 Quince Orchard Road	Maryland	Gaithersburg	56.8%	(5)
1655 and 1725 Third Street	San Francisco	Mission Bay/SoMa	10.0%

(1)	Refer to the table on the next page that shows our categorization of our existing significant joint ventures under the consolidation framework.

(2)
In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in six other joint ventures in North America and we hold an interest in two other insignificant unconsolidated real estate joint venture in North America.

(3)	Includes 601, 611, 651, 681, 685, 701, and 751 Gateway Boulevard and excess land in our South San Francisco submarket.

(4)	Excludes 9880 Campus Point Drive in our University Town Center submarket.

(5)	Represents our ownership interest; our voting interest is limited to 50%.

Our consolidation policy is fully described under the “Consolidation” section in Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements. Consolidation accounting is highly technical, but its framework is primarily based on the controlling financial interests and benefits of the joint ventures.

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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

The table below shows the categorization of our existing significant joint ventures under the consolidation framework:

Property	Consolidation Model	Voting Interest	Consolidation Analysis	Conclusion

225 Binney Street	VIE model	Not applicable under VIE model	We have:	Consolidated
75/125 Binney Street			(i) The power to direct the activities of the joint venture that most significantly affect its economic performance; and
409 and 499 Illinois Street
1500 Owens Street
Alexandria Technology Center® – Gateway
500 Forbes Boulevard			(ii) Benefits that can be significant to the joint venture.
Campus Pointe by Alexandria
5200 Illumina Way			Therefore, we are the primary beneficiary of each VIE
9625 Towne Centre Drive
SD Tech by Alexandria
Menlo Gateway			We do not control the joint venture and are therefore not the primary beneficiary	Equity method of accounting

704 Quince Orchard Road	Voting model	Does not exceed 50%	Our voting interest is 50% or less
1655 and 1725 Third Street

Sales of partial interests, formation of a consolidated joint venture and impairment of an unconsolidated joint venture

Alexandria Technology Center® – Gateway

In January 2020, we formed a real estate joint venture with subsidiaries of Boston Properties, Inc. We currently own 45% of the real estate joint venture and are expecting to increase our ownership to 51%. Our partner contributed three office buildings, aggregating 776,003 RSF, at 601, 611, and 651 Gateway Boulevard, and land supporting 260,000 SF of future development with aggregate fair market value of $350.0 million. We contributed one office building, one office/laboratory building, one amenity building, aggregating 313,262 RSF, at 701, 681, and 685 Gateway Boulevard, respectively, and land supporting 377,000 SF of future development with aggregate fair market value of $281.9 million. This future campus in our South San Francisco submarket will aggregate 1.7 million RSF.

As part of the joint venture agreement, we are responsible for operations that most significantly impact the economic performance of the joint venture. Our joint venture partner lacks kick-out rights over our role as property manager. Also, our partner lacks substantive participating rights that would allow it to significantly impact the economic performance of the joint venture, and can affect the operations of the joint venture primarily through the exercise of its protective rights. Therefore, we determined that we are the primary beneficiary of the joint venture. Accordingly, we have consolidated the joint venture under the variable interest model.

The aggregate fair value of the properties we contributed to the joint venture of $281.9 million exceeded their historical cost basis. These properties remained consolidated in our financial statements, therefore, no adjustments were made to the carrying values of these properties, and no gain was recognized in our consolidated statements of operations. We accounted for this transaction as an equity transaction with an adjustment of $55.8 million to our additional paid‑in capital and noncontrolling interest balances. Refer to the “Consolidation” section in Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements for additional information.

1401/1413 Research Boulevard

In January 2015, we formed a joint venture with a local retail developer and operator by contributing a land parcel located in our Rockville submarket of Maryland. The joint venture developed a retail shopping center aggregating approximately 90,000 RSF, which was primarily funded by a $26.2 million construction loan that is non-recourse to us, maturing in May 2020, subject to a one-year extension option. As of December 31, 2019, our investment in this joint venture was $7.7 million, which primarily consisted of the value of the retail shopping center. Our investment in this joint venture is accounted for under the equity method of accounting as we do not have a controlling interest.

In March 2020, as a result of the impact of COVID-19 pandemic and the State of Maryland’s “shelter in place” orders, which led to the closure of the retail center, and the near-term secured loan debt maturity, we evaluated the recoverability of our investment and recognized a $7.6 million impairment charge to lower the carrying amount of our investment balance, which primarily consisted of real estate, to its estimated fair value less costs to sell. The estimated real estate impairment charge reduced our investment balance in the joint venture to zero dollars and was classified in equity in losses of unconsolidated real estate joint ventures within our consolidated statements of operations.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs (in thousands):

	March 31, 2020	December 31, 2019
Investments in real estate	$3,155,737	$2,678,476
Cash and cash equivalents	83,729	81,021
Other assets	328,894	280,343
Total assets	$3,568,360	$3,039,840

Secured notes payable	$—	$—
Other liabilities	150,025	149,471
Total liabilities	150,025	149,471
Redeemable noncontrolling interests	2,402	2,388
Alexandria Real Estate Equities, Inc.’s share of equity	1,837,374	1,600,729
Noncontrolling interests’ share of equity	1,578,559	1,287,252
Total liabilities and equity	$3,568,360	$3,039,840

In determining whether to aggregate the balance sheet information of consolidated VIEs, we considered the similarity of each VIE, including the primary purpose of these entities to own, manage, operate, and lease real estate properties owned by the VIEs, and the similar nature of our involvement in each VIE as a managing member. Due to the similarity of the characteristics, we present the balance sheet information of these entities on an aggregated basis. None of our consolidated VIEs’ assets have restrictions that limit their use to settle specific obligations of the VIE. There are no creditors or other partners of our consolidated VIEs that have recourse to our general credit. Our maximum exposure to our consolidated VIEs is limited to our variable interests in each VIE.

Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets as of March 31, 2020, and December 31, 2019, consisted of the following (in thousands):

Property	March 31, 2020	December 31, 2019
Menlo Gateway	$291,997	$288,408
704 Quince Orchard Road	4,730	4,748
1655 and 1725 Third Street	17,371	37,016
Other	11,567	16,718
	$325,665	$346,890

Our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms as of March 31, 2020 (dollars in thousands):

		Maturity Date	Stated Rate	Interest Rate(1)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share				Debt Balance(2)
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	2.90%	$9,954
1655 and 1725 Third Street(3)	10.0%	3/10/25	4.50%	4.81%	590,844
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%	98,807
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%	141,475
					$841,080

(1)	Includes interest expense and amortization of loan fees.

(2)	Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2020.

(3)
In March 2020, we completed the refinancing of a secured construction loan with an outstanding balance of $313.2 million and interest rate of L+3.70% to a fixed-rate loan that bears an interest rate of 4.50%.

5.	LEASES

We are subject to the lease accounting standard that sets principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).

As a lessor, we are required to disclose, among other things, the following:

•	A description of the nature of leases, including terms for any variable payments, options to extend or terminate, and options to purchase the underlying asset;

•	Tabular presentation of undiscounted cash flows to be received over the next five years and thereafter separately for operating leases and direct financing leases;

•	The amount of lease income and its location on the statements of operations;

•	Income classified separately for operating leases and direct financing leases; and

•	Our risk management strategy to mitigate declines in residual value of the leased assets.

As a lessee, we are required to disclose, among other things, the following:

•	A description of the nature of leases, including terms for any variable payments, options to extend or terminate, and options to purchase the underlying asset;

•	The amounts of lease liabilities and corresponding right-of-use assets and their respective locations in the balance sheet;

•	The weighted-average remaining lease term and weighted-average discount rate of leases;

•	Tabular presentation of undiscounted cash flows of our remaining lease payment obligations over the next five years and thereafter; and

•	Total lease costs, including cash paid, amounts expensed, and amounts capitalized.

Refer to the “Lease Accounting” section in Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements for additional information.

Leases in which we are the lessor

As of March 31, 2020, we had 302 properties aggregating 28.8 million operating RSF located in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, technology, and agtech entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of March 31, 2020, all leases in which we are the lessor were classified as operating leases with the exception of one direct financing lease. Our operating leases and direct financing lease are described below.

Operating leases

As of March 31, 2020, our 302 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 72.7 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of March 31, 2020, are outlined in the table below (in thousands):

Year	Amount
2020	$861,336
2021	1,161,697
2022	1,139,628
2023	1,073,318
2024	989,452
Thereafter	6,364,760
Total	$11,590,191

Refer to Note 3 – “Investments in Real Estate” to these unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5.    LEASES (continued)

Direct financing lease

As of March 31, 2020, we had one direct financing lease agreement for a parking structure with a remaining lease term of 72.7 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The components of net investment in our direct financing lease are summarized in the table below (in thousands):

	March 31, 2020	December 31, 2019
Gross investment in direct financing lease	$260,035	$260,457
Less: unearned income	(219,928)	(220,541)
Less: allowance for credit losses(1)	(2,839)	—
Net investment in direct financing lease	$37,268	$39,916

(1)	Refer to the “Allowance for Credit Losses” section in Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements for additional information.

Future lease payments to be received under the terms of our direct financing lease as of March 31, 2020, are outlined in the table below (in thousands):

Year	Total
2020	$1,283
2021	1,756
2022	1,809
2023	1,863
2024	1,919
Thereafter	251,405
Total	$260,035

Income from rentals

Our total income from rentals includes revenue related to agreements for rental of our real estate, which primarily includes revenues subject to the lease accounting standard and to the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended March 31,
	2020	2019
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$428,742	$343,339
Direct financing lease	613	601
Revenues subject to the lease accounting standard	429,355	343,940
Revenues subject to the revenue recognition accounting standard	8,250	10,809
Income from rentals	$437,605	$354,749

Our revenues that are subject to the revenue recognition accounting standard and are classified in income from rentals relate primarily to parking revenues, which consist of short-term rental revenues that are not considered lease revenue under the lease accounting standard. Refer to the “Revenues” and “Recognition of Revenue Arising From Contracts With Customers” sections in Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements for additional information.

5.    LEASES (continued)

Residual value risk management strategy

Our leases do not have guarantees of residual value on the underlying assets. We manage risk associated with the residual value of our leased assets by (i) evaluating each potential acquisition of real estate to determine whether it meets our business objective to invest primarily in high-demand markets with limited supply of available space, (ii) directly managing our leased properties, conducting frequent property inspections, proactively addressing potential maintenance issues before they arise, and timely resolving any occurring issues, (iii) carefully selecting our tenants and monitoring their credit quality throughout their respective lease terms, and (iv) focusing on making continuous improvements to our sustainability efforts and achievement of our sustainability goals for ground-up development of new buildings, which are targeting Gold or Platinum LEED® certification. Our environmentally focused design decisions, careful selection of construction materials, and continuous monitoring of our properties throughout their lives are expected to promote the durability of building infrastructure and enhance residual value of our properties.

Leases in which we are the lessee

Operating lease agreements

We have operating lease agreements in which we are the lessee consisting of ground and office leases. Certain of these leases have options to extend or terminate the contract terms upon meeting certain criteria. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

Additionally, we recognize a right-of-use asset, which was classified within other assets in our consolidated balance sheets, and a related liability, which was classified within accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets, to account for our future obligations under ground and office lease arrangements in which we are the lessee. Refer to the “Lessee Accounting” subsection of the “Lease Accounting” section in Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements.

As of March 31, 2020, the present value of the remaining contractual payments aggregating $738.4 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $293.2 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $285.1 million. As of March 31, 2020, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 44 years, and the weighted-average discount rate was 5.16%. The weighted-average discount date is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of March 31, 2020, included leases for 33 of our properties, which accounted for approximately 11% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $7.6 million as of March 31, 2020, our ground lease obligations have remaining lease terms ranging from approximately 34 years to 95 years, including extension options which we are reasonably certain to exercise.

The reconciliation of future lease payments, under non-cancelable operating ground and office leases in which we are the lessee, to the operating lease liability reflected in our consolidated balance sheets as of March 31, 2020, is presented in the table below (in thousands):

Year	Total
2020	$12,534
2021	17,294
2022	17,843
2023	18,018
2024	18,262
Thereafter	654,457
Total future payments under our operating leases in which we are the lessee	738,408
Effect of discounting	(445,235)
Operating lease liability	$293,173

5.    LEASES (continued)

Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 14 years, exclusive of extension options. For the three months ended March 31, 2020 and 2019, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Gross operating lease costs	$5,621	$4,554
Capitalized lease costs	(840)	(62)
Expenses for operating leases in which we are the lessee	$4,781	$4,492

For the three months ended March 31, 2020 and 2019, amounts paid and classified as operating activities in our consolidated statements of cash flows for leases in which we are the lessee, were $4.7 million and $4.4 million, respectively.

6.	CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash consisted of the following as of March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$445,255	$189,681
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	26,414	24,331
Funds held in escrow related to construction projects and investing activities	11,612	23,252
Other	5,090	5,425
	43,116	53,008
Total	$488,371	$242,689

7.	INVESTMENTS

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, technology, and agtech industries, further described below.

Investments in publicly traded companies

Our investments in publicly traded companies are classified as investments with readily determinable fair values and are presented at fair value in our consolidated balance sheets, with changes in fair value classified in investment income in our consolidated statements of operations.

Investments in privately held companies

Our investments in privately held entities consist of (i) investments in entities that report NAV, and (ii) investments in privately held entities that do not report NAV. These investments are accounted for as follows:

Investments in privately held entities that report NAV

Investments in entities that report NAV, such as our privately held investments in limited partnerships, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date.

Investments in privately held entities that do not report NAV

Investments in privately held entities that do not report NAV are carried at cost, adjusted for observable price changes and impairments, with changes recognized in net income. These investments continue to be evaluated on the basis of a qualitative assessment for indicators of impairment by utilizing the same monitoring criteria described in the “Investments” section in Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements, and by monitoring the presence of the following impairment indicators:

(i)	a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee,

(ii)	a significant adverse change in the regulatory, economic, or technological environment of the investee,

(iii)	a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and/or

(iv)	significant concerns about the investee’s ability to continue as a going concern.

If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.

Investments in privately held entities are accounted for under the equity method, unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of March 31, 2020.

7.	INVESTMENTS (continued)

Investment income/loss recognition and classification

We classify unrealized and realized gains and losses on our investments within investment income in our consolidated statements of operations. Unrealized gains and losses represent:

(i)	changes in fair value for investments in publicly traded companies,

(ii)	changes in NAV, as a practical expedient to estimate fair value, for investments in privately held entities that report NAV, and/or

(iii)	observable price changes of our investments in privately held entities that do not report NAV.

An observable price arises from an orderly transaction for an identical or similar investment of the same issuer. Observable price changes result from, among other things, equity transactions of the same issuer executed during the reporting period, including subsequent equity offerings or other reported equity transactions related to the same issuer. To determine whether these transactions are indicative of an observable price change, we evaluate, among other factors, whether these transactions have similar rights and obligations, including voting rights, distribution preferences, and conversion rights to the investments we hold.

Realized gains and losses represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. Impairments are realized losses, which result in an adjusted cost, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV to their estimated fair value.

The following tables summarize our investments as of March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020
	Cost	Unrealized Gains (Losses)	Carrying Amount
Investments:
Publicly traded companies	$140,762	$146,464	$287,226
Entities that report NAV	285,557	165,617	451,174
Entities that do not report NAV:
Entities with observable price changes	51,254	72,418	123,672
Entities without observable price changes	261,410	—	261,410
Total investments	$738,983	$384,499	$1,123,482

	December 31, 2019
	Cost	Unrealized Gains (Losses)	Carrying Amount
Investments:
Publicly traded companies	$148,109	$170,528	$318,637
Entities that report NAV	271,276	162,626	433,902
Entities that do not report NAV:
Entities with observable price changes	42,045	68,489	110,534
Entities without observable price changes	277,521	—	277,521
Total investments	$738,951	$401,643	$1,140,594

Cumulative adjustments recognized on investments in privately held entities that do not report NAV, held as of March 31, 2020, aggregated $72.4 million, which consisted of upward adjustments representing unrealized gains of $75.2 million and downward adjustments representing unrealized losses of $2.7 million.

During the three months ended March 31, 2020, adjustments recognized on investments in privately held entities that do not report NAV aggregated $3.9 million, which consisted of upward adjustments of $5.6 million primarily representing unrealized gains, and downward adjustments of $1.7 million representing unrealized losses. Additionally, we recognized an impairment charge of $19.8 million primarily related to two investments in privately held entities that do not report NAV. Refer to the “Investments” section of Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements for further details.

7.	INVESTMENTS (continued)

Our investment income/loss consisted of the following (in thousands):

	Three Months Ended March 31, 2020
	Unrealized (Losses) Gains	Realized (Losses) Gains	Total
Investments held at March 31, 2020:
Publicly traded companies	$(11,709)	$—	$(11,709)
Entities that report NAV	2,991	—	2,991
Entities that do not report NAV, held at period end	3,929	(19,780)	(15,851)
Total investments held at March 31, 2020	(4,789)	(19,780)	(24,569)
Investment dispositions during the three months ended March 31, 2020:
Recognized in the current period	—	2,748	2,748
Previously recognized gains	(12,355)	12,355	—
Total investment dispositions during the three months ended March 31, 2020	(12,355)	15,103	2,748
Investment loss	$(17,144)	$(4,677)	$(21,821)

	Three Months Ended March 31, 2019
	Unrealized Gains	Realized Gains	Total
Investments held at March 31, 2019:
Publicly traded companies	$43,654	$—	$43,654
Entities that report NAV	32,429	—	32,429
Entities that do not report NAV, held at period end	5,440	—	5,440
Total investments held at March 31, 2019	81,523	—	81,523
Investment dispositions during the three months ended March 31, 2019:
Recognized in the current period	—	2,033	2,033
Previously recognized gains	(9,317)	9,317	—
Total investment dispositions during the three months ended March 31, 2019	(9,317)	11,350	2,033
Investment income	$72,206	$11,350	$83,556

Investments in privately held entities that report NAV

We are committed to funding approximately $219.9 million for all investments in privately held entities primarily related to our investments in limited partnerships. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.4 years as of March 31, 2020. These investments are not redeemable by us, but we may receive distributions from these investments throughout their term. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.4 years as of March 31, 2020.

8.	OTHER ASSETS

The following table summarizes the components of other assets (in thousands):

	March 31, 2020	December 31, 2019
Acquired in-place leases	$337,849	$281,650
Deferred compensation plan	22,983	22,225
Deferred financing costs – $2.2 billion unsecured senior line of credit	12,264	13,064
Deposits	26,340	31,028
Furniture, fixtures, and equipment	29,826	23,031
Net investment in direct financing lease	37,268	39,916
Notes receivable	1,338	435
Operating lease right-of-use asset	285,107	264,709
Other assets	31,579	32,040
Prepaid expenses	29,496	11,324
Property, plant, and equipment	169,825	174,292
Total	$983,875	$893,714

9.	FAIR VALUE MEASUREMENTS

We provide fair value information about all financial instruments for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities by utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities (Level 1), (ii) significant other observable inputs (Level 2), and (iii) significant unobservable inputs (Level 3). Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2020.

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level within the fair value hierarchy. There were no liabilities measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019.

(in thousands)		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of March 31, 2020	$287,226	$287,226	$—	$—
As of December 31, 2019	$318,637	$318,637	$—	$—

Our investments in publicly traded companies represent investments with readily determinable fair values, and are carried at fair value, with changes in fair value classified in net income. We also hold investments in privately held entities, which consist of (i) investments that report NAV, and (ii) investments that do not report NAV, further described below.

Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of March 31, 2020, and December 31, 2019, the carrying values of investments in privately held entities that report NAV aggregated $451.2 million and $433.9 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

Assets and liabilities measured at fair value on a nonrecurring basis

On January 1, 2020, we adopted a new accounting standard described within the “Investments” section in Note 2 – “Summary of Significant Accounting Policies” to these unaudited consolidated financial statements. Beginning in 2020, in accordance with this new accounting standard, we provide fair value disclosures, including disclosures about the level in the fair value hierarchy, for our investments in privately held entities that do not report NAV, which were adjusted to their fair value during the period under the measurement alternative.

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2020 (in thousands). These investments were measured at various times during the period from January 1, 2018 to March 31, 2020.

		Fair Value Measurement Using
Description	Total	Level 1 Inputs	Level 2 Inputs		Level 3 Inputs
Investments in privately held entities that do not report NAV	$137,309	$—	$123,672	(1)	$13,637	(2)

(1)
This balance represents the total carrying amount of our equity investments in privately held entities with observable price changes, included in our total investments balance of $1.1 billion in our consolidated balance sheets as of March 31, 2020. For more information, refer to Note 7 – “Investments” to these unaudited consolidated financial statements.

(2)
This balance is included in the $261.4 million balance related to investments in privately held entities without observable price changes as disclosed in Note 7 – “Investments” to these unaudited consolidated financial statements.

9.	FAIR VALUE MEASUREMENTS (continued)

Our investments in privately held entities that do not report NAV are measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. These investments are evaluated on a nonrecurring basis based on the observable price changes in orderly transactions for the identical or similar investment of the same issuer. Further adjustments are not made until another observable transaction occurs. Therefore, the determination of fair values of our investments in privately held entities that do not report NAV does not involve significant estimates and assumptions or subjective and complex judgments.

We also subject our investments in privately held entities that do not report NAV to a qualitative assessment for indicators of impairment. If indicators of impairment are present, we are required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.

The estimates of fair value typically incorporate valuation techniques that include an income approach reflecting a discounted cash flow analysis, and a market approach that includes a comparative analysis of acquisition multiples and pricing multiples generated by market participants. In certain instances, we may use multiple valuation techniques for a particular investment and estimate its fair value based on an average of multiple valuation results.

Refer to the “Sales of Partial Interests and Formation of a Consolidated Joint Venture” section in Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures,” Note 7 – “Investments,” and Note 15 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements for further discussion on assets and liabilities measured at fair value on a nonrecurring basis.

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

The fair values of our secured notes payable, unsecured senior notes payable, and $2.2 billion unsecured senior line of credit were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of March 31, 2020, and December 31, 2019, the book and estimated fair values of our secured notes payable, unsecured senior notes payable, and $2.2 billion unsecured senior line of credit were as follows (in thousands):

	March 31, 2020
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Level 1	Level 2	Level 3
Liabilities:
Secured notes payable	$347,136	$—	$373,849	$—	$373,849
Unsecured senior notes payable	$6,736,999	$—	$6,949,103	$—	$6,949,103
$2.2 billion unsecured senior line of credit	$221,000	$—	$220,967	$—	$220,967

	December 31, 2019
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Level 1	Level 2	Level 3
Liabilities:
Secured notes payable	$349,352	$—	$363,344	$—	$363,344
Unsecured senior notes payable	$6,044,127	$—	$6,571,668	$—	$6,571,668
$2.2 billion unsecured senior line of credit	$384,000	$—	$383,928	$—	$383,928

10.	SECURED AND UNSECURED SENIOR DEBT

The following table summarizes our outstanding indebtedness and respective principal payments as of March 31, 2020 (dollars in thousands):

	Stated Rate	Interest Rate (1)		Maturity Date (2)	Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount) Premium
Debt					2020	2021	2022	2023	2024	Thereafter	Principal		Total
Secured notes payable
San Diego	4.66%	4.90%		1/1/23	$1,328	$1,852	$1,942	$26,259	$—	$—	$31,381	$(181)	$31,200
Greater Boston	3.93%	3.19		3/10/23	1,179	1,629	1,693	74,517	—	—	79,018	1,637	80,655
Greater Boston	4.82%	3.40		2/6/24	2,407	3,394	3,564	3,742	183,527	—	196,634	10,336	206,970
San Francisco	4.14%	4.42		7/1/26	—	—	—	—	—	28,200	28,200	(617)	27,583
San Francisco	6.50%	6.50		7/1/36	25	26	28	30	32	587	728	—	728
Secured debt weighted-average interest rate/subtotal	4.55%	3.57			4,939	6,901	7,227	104,548	183,559	28,787	335,961	11,175	347,136

Commercial paper program(3)	N/A	N/A	(3)	N/A	—	—	—	—	—	—	—	—	—
$2.2 billion unsecured senior line of credit	L+0.825%	2.12		1/28/24	—	—	—	—	221,000	—	221,000	—	221,000
Unsecured senior notes payable	3.90%	4.04		6/15/23	—	—	—	500,000	—	—	500,000	(1,915)	498,085
Unsecured senior notes payable – green bond	4.00%	4.03		1/15/24	—	—	—	—	650,000	—	650,000	(497)	649,503
Unsecured senior notes payable	3.45%	3.62		4/30/25	—	—	—	—	—	600,000	600,000	(4,452)	595,548
Unsecured senior notes payable	4.30%	4.50		1/15/26	—	—	—	—	—	300,000	300,000	(2,823)	297,177
Unsecured senior notes payable – green bond	3.80%	3.96		4/15/26	—	—	—	—	—	350,000	350,000	(2,961)	347,039
Unsecured senior notes payable	3.95%	4.13		1/15/27	—	—	—	—	—	350,000	350,000	(3,430)	346,570
Unsecured senior notes payable	3.95%	4.07		1/15/28	—	—	—	—	—	425,000	425,000	(3,299)	421,701
Unsecured senior notes payable	4.50%	4.60		7/30/29	—	—	—	—	—	300,000	300,000	(2,072)	297,928
Unsecured senior notes payable	2.75%	2.87		12/15/29	—	—	—	—	—	400,000	400,000	(3,989)	396,011
Unsecured senior notes payable	4.70%	4.81		7/1/30	—	—	—	—	—	450,000	450,000	(3,811)	446,189
Unsecured senior notes payable	4.90%	5.05	(4)	12/15/30	—	—	—	—	—	700,000	700,000	(8,423)	691,577
Unsecured senior notes payable	3.375%	3.48		8/15/31	—	—	—	—	—	750,000	750,000	(7,370)	742,630
Unsecured senior notes payable	4.85%	4.93		4/15/49	—	—	—	—	—	300,000	300,000	(3,418)	296,582
Unsecured senior notes payable	4.00%	3.91		2/1/50	—	—	—	—	—	700,000	700,000	10,459	710,459
Unsecured debt weighted-average/subtotal		4.04			—	—	—	500,000	871,000	5,625,000	6,996,000	(38,001)	6,957,999
Weighted-average interest rate/total		4.01%			$4,939	$6,901	$7,227	$604,548	$1,054,559	$5,653,787	$7,331,961	$(26,826)	$7,305,135

(1)	Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

(2)	Reflects any extension options that we control.

(3)
In March 2020, we increased the aggregate amount we may issue from time to time under our commercial paper program from $750.0 million to $1.0 billion. This program provides us with the ability to issue commercial paper notes bearing interest at short-term fixed rates, generally with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Borrowings under the program will be used to fund short-term capital needs and are backed by our $2.2 billion unsecured senior line of credit. In the event we are unable to issue commercial paper notes or refinance outstanding borrowings under terms equal to or more favorable than those under the $2.2 billion unsecured senior line of credit, we expect to borrow under the $2.2 billion unsecured senior line of credit at L+0.825%. The commercial paper notes sold during the three months ended March 31, 2020, were issued at a weighted-average yield to maturity of 1.84%.

(4)	Issued on March 26, 2020.

10.	SECURED AND UNSECURED SENIOR DEBT (continued)

The following table summarizes our secured and unsecured senior debt as of March 31, 2020 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate(1)
Secured notes payable	$347,136	$—	$347,136	4.8%	3.57%	3.8
Unsecured senior notes payable	6,736,999	—	6,736,999	92.2	4.10	10.9
$2.2 billion unsecured senior line of credit(2)	—	221,000	221,000	3.0	2.12	3.8
Total/weighted average	$7,084,135	$221,000	$7,305,135	100.0%	4.01%	10.3
Percentage of total debt	97%	3%	100%

(1)	Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

(2)	There was no outstanding balance under our commercial paper program as of March 31, 2020.

Unsecured senior notes payable

In March 2020, we completed an offering of $700.0 million of unsecured senior notes payable due on December 15, 2030, at an interest rate of 4.90% for net proceeds of $691.6 million. The net proceeds were used to reduce the outstanding indebtedness under our unsecured senior line of credit and commercial paper program. Since January 1, 2019, we have completed the issuances of $3.4 billion in unsecured senior notes, with a weighted-average interest rate of 3.95% and a weighted-average maturity as of March 31, 2020 of 15.4 years.

$1.0 billion commercial paper program

In September 2019, we established a commercial paper program, which received credit ratings of A-2 from S&P Global Ratings and Prime-2 from Moody’s Investors Service. Under this program, we have the ability to issue up to $750.0 million of commercial paper notes generally with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our $2.2 billion unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our $2.2 billion unsecured senior line of credit equal to any outstanding balance on our commercial paper program. The net proceeds of the issuances of the notes are expected to be used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties.

In March 2020, we increased the aggregate amount we may issue from time to time under our commercial paper program from $750.0 million to $1.0 billion. During the three months ended March 31, 2020, the commercial paper notes were issued at a weighted-average yield to maturity of 1.84%. As of March 31, 2020, we had no outstanding borrowings under our commercial paper program.

Additional $750 million unsecured senior line of credit

In April 2020, we closed an additional unsecured senior line of credit with $750.0 million of available commitments. The new unsecured senior line of credit matures on April 14, 2022, and bears interest at LIBOR + 1.05%. Pursuant to the terms of the agreement, we are required to repay the facility, if applicable, and reduce commitments available upon receiving the net proceeds from certain qualifying events, including new corporate debt and 50% of proceeds from the issuance of common stock, as provided in the credit agreement. Including our existing $2.2 billion unsecured senior line of credit, commitments available under our unsecured credit facilities aggregate $2.95 billion. In addition to the cost of borrowing, the facility is subject to an annual facility fee of 0.20% based on the aggregate commitment outstanding.

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Gross interest	$70,419	$57,609
Capitalized interest	(24,680)	(18,509)
Interest expense	$45,739	$39,100

11.	ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of March 31, 2020, and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$242,994	$198,994
Accrued construction	246,746	275,818
Acquired below-market leases	197,815	194,773
Conditional asset retirement obligations	15,551	14,037
Deferred rent liabilities	3,243	2,897
Operating lease liability	293,173	271,808
Unearned rent and tenant security deposits	288,073	275,863
Other liabilities	64,959	86,078
Total	$1,352,554	$1,320,268

Some of our properties may contain asbestos, which, under certain conditions, requires remediation. Although we believe that the asbestos is appropriately contained in accordance with environmental regulations, our practice is to remediate the asbestos upon the development or redevelopment of the affected property. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. For certain properties, we do not recognize an asset retirement obligation when there is an indeterminate settlement date for the obligation because the period in which we may remediate the obligation may not be estimated with any level of precision to provide for a meaningful estimate of the retirement obligation.

12.	EARNINGS PER SHARE

From time to time, we enter into forward equity sales agreements, which are discussed in Note 13 – “Stockholders’ Equity” to these unaudited consolidated financial statements. We considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method.

In October 2019, we elected to convert 2.3 million outstanding shares of our 7.00% Series D convertible preferred stock (“Series D Convertible Preferred Stock”) into shares of our common stock. As of March 31, 2020, we had no shares of our Series D Convertible Preferred Stock outstanding. Refer to the “7.00% Series D Convertible Preferred Stock” section in Note 13 – “Stockholders’ Equity” to these unaudited consolidated financial statements for further detail. For the period during which our Series D Convertible Preferred Stock was outstanding, we calculated the number of weighted-average shares outstanding – diluted using the if-converted method. Shares of Alexandria Real Estate Equities, Inc.’s common shares issued upon conversion, weighted for the period the common shares were outstanding, were included in the denominator for the period after the date of conversion.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our forward equity sales agreements are not participating securities and are therefore not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income (after amounts attributable to noncontrolling interests, dividends on preferred stock, and preferred stock redemption charge) to common stockholders and unvested restricted stock awards by using the weighted-average shares of each class outstanding for quarter-to-date and year-to-date periods independently, based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income	$30,678	$136,818
Net income attributable to noncontrolling interests	(11,913)	(7,659)
Dividends on preferred stock	—	(1,026)
Preferred stock redemption charge	—	(2,580)
Net income attributable to unvested restricted stock awards	(1,925)	(1,955)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$16,840	$123,598

Denominator for basic EPS – weighted-average shares of common stock outstanding	121,433	111,054
Dilutive effect of forward equity sales agreements	352	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	121,785	111,054
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.14	$1.11
Diluted	$0.14	$1.11

13.	STOCKHOLDERS’ EQUITY

Common equity transactions

In January 2020, we completed $1.0 billion of forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $155.00 per share, before underwriting discounts. In March 2020, we settled 3.4 million shares from our forward equity sales agreement and received proceeds of $500.0 million. We expect to receive proceeds of approximately $524.3 million upon settlement of the remaining outstanding forward equity sales agreements, to be further adjusted as provided in the sales agreements, which we expect to fund pending and recently completed acquisitions and the construction of our highly leased development projects.

In February 2020, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $850.0 million of our common stock. As of March 31, 2020, we have available $843.7 million remaining under our ATM program.

Dividends

During the three months ended March 31, 2020, we declared cash dividends on our common stock aggregating $130.0 million, or $1.03 per share. In April 2020, we paid the cash dividends on our common stock declared for the three months ended March 31, 2020.

Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the three months ended March 31, 2020, due to net unrealized losses on foreign currency translation (in thousands):

Total
Balance as of December 31, 2019	$(9,749)

Other comprehensive loss before reclassifications	(5,857)
Net other comprehensive loss	(5,857)

Balance as of March 31, 2020	$(15,606)

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 124.3 million shares were issued and outstanding as of March 31, 2020. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of March 31, 2020. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of March 31, 2020.

14.	NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 42 properties as of March 31, 2020, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the three months ended March 31, 2020 and 2019, we distributed $16.7 million and $9.7 million, respectively, to our consolidated real estate joint venture partners.

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

In December 2019, we decided to sell two of our real estate investments aggregating 123,862 RSF located in non-cluster markets to allow for reinvestment of this capital into our highly leased value-creation pipeline. We evaluated these assets under the held for sale impairment model and determined that these investments met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations in our consolidated financial statements. Upon classification as held for sale, we recognized impairment charges aggregating $12.3 million to lower the carrying amounts to their respective estimated fair values less cost to sell. The fair value considered in the impairment of each investment was determined based on several factors, including significant other observable inputs such as the consideration of fair values of comparable assets in the market, and discounted cash flow analyses.

As of March 31, 2020, four properties aggregating 526,006 RSF were classified as held for sale and did not meet the criteria for classification as discontinued operations in our consolidated financial statements.

The following is a summary of net assets as of March 31, 2020, and December 31, 2019, for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	March 31, 2020	December 31, 2019
Total assets	$57,720	$59,412
Total liabilities	(2,314)	(2,860)
Total accumulated other comprehensive income	1,686	536
Net assets classified as held for sale	$57,092	$57,088

16.	SUBSEQUENT EVENTS

Real estate acquired in April 2020

In April 2020, we completed the acquisition of a land parcel at 975-1075 Commercial Street and 915-1063 Old County Road in our Greater Stanford submarket for a purchase price of $113.3 million. The land parcel aggregating 726,738 RSF includes 700,000 RSF of future development opportunities.

Sale of real estate assets in April 2020

In April 2020, we completed the sale of a 50% interest in properties at 9808 and 9868 Scranton Road in our Sorrento Mesa submarket, aggregating 219,628 RSF, to our partner in the SD Tech by Alexandria consolidated real estate joint venture, of which we own 50%. The gross proceeds received from our partner were $51.1 million. We continue to control and consolidate this joint venture; therefore, we accounted for the proceeds from this transaction as equity financing with no gain or loss recognized in earnings.

16.	SUBSEQUENT EVENTS (continued)

Additional $750.0 million unsecured senior line of credit

In April 2020, we closed an additional unsecured senior line of credit with $750.0 million of available commitments. The new unsecured senior line of credit matures on April 14, 2022, and bears interest at LIBOR + 1.05%. Pursuant to the terms of the agreement, we are required to repay the facility, if applicable, and reduce commitments available upon receiving the net proceeds from certain qualifying events, including new corporate debt and 50% of proceeds from the issuance of common stock, as provided in the credit agreement. Including our existing $2.2 billion unsecured senior line of credit, commitments available under our unsecured credit facilities aggregate $2.95 billion. Refer to Note 10 – “Secured and Unsecured Senior Debt” to these unaudited consolidated financial statements for additional information.

Impairment of real estate deposit

We had a pending acquisition of an operating tech office property for which our revised economic projections declined from our initial underwriting. In April 2020, we recognized an impairment charge of $10 million to reduce the carrying amount of this pre-acquisition deposit to zero dollars, concurrently with submission of our notice to terminate the transaction.

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

•	Market and industry factors such as adverse developments concerning the life science, technology, and agtech industries and/or our tenants.

•	Government factors such as any unfavorable effects resulting from federal, state, local, and/or foreign government policies, laws, and/or funding levels.

•	Global factors such as negative economic, political, financial, credit market, and/or banking conditions.

•	Uncertain global, national, and local impacts of the ongoing COVID-19 pandemic.

•	Other factors such as climate change, cyber intrusions, and/or changes in laws, regulations, and financial accounting standards.

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10‑K for the year ended December 31, 2019, and respective sections within this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10‑Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

The COVID-19 pandemic

In December 2019, a novel coronavirus, which causes respiratory illness and can spread from person to person (COVID-19), was first identified during an investigation into an outbreak in Wuhan, China. The first case of COVID-19 in the United States was reported on January 21, 2020. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19. As of April 24, 2020, according to the World Health Organization, more than 2.6 million novel coronavirus cases have been reported worldwide. According to the Centers for Disease Control and Prevention, in the United States there were more than 895,000 cases of COVID-19 with over 50,000 deaths as of April 24, 2020.

COVID-19 disease, treatment and measures to combat the pandemic

Most patients with COVID-19 have had mild to severe respiratory illness with symptoms of fever, cough, and shortness of breath. Many individuals with COVID-19 show limited to no symptoms of an illness highlighting the ongoing challenge of containing the continued spread of COVID-19. Some patients develop pneumonia in both lungs and/or multi-organ failure, which in some cases leads to death. There is currently no specific treatment or vaccine for COVID-19, but intense research has been underway around the world since scientists shared the virus’ genetic makeup in January 2020. Vaccine testing in humans started with record speed in March 2020 and more than 100 vaccine projects are reportedly in various phases of development.

On March 19, 2020, California became the first state to set mandatory stay-at-home restrictions to help combat the spread of the coronavirus. The order included the shutdown of all nonessential services, such as dine-in restaurants, bars, gyms and conference or convention centers, and other businesses not deemed to support critical infrastructure. Exceptions for essential services, such as grocery stores, pharmacies, gas stations, food banks, convenience stores, and delivery restaurants, have allowed these services to remain open. Since then, almost all states have issued similar orders, including New York State, Massachusetts, Washington State, Maryland and North Carolina where our remaining properties outside California are located. Countries around the world have implemented measures to slow the spread of the coronavirus, from national quarantines to school closures or similar type of stay-at-home orders or movement-limitations with more than a third of the world's population under some form of social distancing or quarantine restriction.

Impact to the global and U.S. economy

As a result of the unprecedented measures taken in the United States and around the world, the disruption and impact to the U.S. and global economies and financial markets by the COVID-19 pandemic have been significant. It is feared that this pandemic, could trigger, or has already triggered, a period of prolonged global economic slowdown or global recession. The International Monetary Funds (IMF) estimated earlier in April 2020 that the global economy may be facing its worst recession since the Great Depression of the 1930s. The IMF’s current world economic outlook expects the global economy to shrink by 3.0% this year, rather than expand by 3.3% as it thought back in January, with all advanced economies contracting, including a 5.9% contraction in the United States. Based on the “Unemployment Insurance Weekly Claims” report published by the Department of Labor on April 23, 2020, over 26 million Americans filed for unemployment over the past five weeks, with many sectors of the economy at a virtual standstill. Stock markets around the globe are also well below their highs in earlier 2020 before the pandemic was declared, with access to capital becoming much more challenging for most companies or non-existent for some companies, and the cost of new capital increasing significantly.

The unprecedented disruption and impact to the U.S. and global economies and financial markets by the COVID-19 pandemic resulted on the March 27, 2020 signing into law by the President, of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a $2 trillion economic stimulus package. The CARES Act allocates over $140 billion to the U.S. health system to support COVID-19-related manufacturing, production, diagnostics, and treatments, and to accelerate the market entrance of necessary vaccines and cures. The CARES Act also designates $945.4 million specifically to the National Institutes of Health, which is a tenant of ours in our Maryland market, to combat COVID-19, which includes, but is not limited to, providing support for research, construction, and acquisition of equipment for vaccine and infectious disease research facilities, including the acquisition of real property. In addition, on April 24, 2020, the President signed the Paycheck Protection Program and Health Care Enhancement Act into law, which provides an additional $484 billion relief package to primarily assist distressed small businesses and to prevent them from shutting their operations and laying off their employees. This package designates $75 billion to hospitals and $25 billion for a new COVID-19 testing program. It is too early to determine if the CARES Act and the $484 billion relief package will be effective or sufficient to offset some of the most severe economic effects of the pandemic.

Impact of COVID-19 to us through April 2020

We have entered this pandemic and economic crisis with some of the strongest financial and operational results in our history as a company. The pandemic however, has and may continue to impact our business the longer the economy remains constricted, as the financial wherewithal of our current and potential future tenants deteriorates. Key highlights for the quarter and the impact of COVID-19 through April 2020 include:

•	A strong and flexible balance sheet:

•	Investment grade credit rating ranking in the top 10% among all publicly traded REITs (Baa1/stable from Moody’s Investors Service and BBB+/stable from S&P Global Ratings, both as of March 31, 2020).

•	Weighted average debt maturity of 10.3 years with no debt maturity scheduled until 2023.

•	Liquidity of $4.0 billion, including:

•	$750.0 million, additional unsecured senior line of credit completed on April 14, 2020.

•	$700.0 million, 4.90%, unsecured notes due in 2030 issued on March 23, 2020.

•	A high-quality, diverse, and innovative tenant base:

•	51% of our tenants are investment-grade or large publicly traded companies with capitalization in excess of $10 billion.

•	Our annual rental revenue as of March 31, 2020, consisted of the following:
•23%    Public biotechnology,
•22%    Multinational pharmaceutical,
•19%    Life science product, service and device,
•14%    Technology (66% investment-grade rated or large cap),
•9%    Institutional (academic/medical, non-profit, and U.S. Government),
•8%    Private biotechnology,

•	5% Other (4.2% construction/real estate, finance, professional services and telecommunication, and less than 1.0% of our annual rental revenue from retail-related tenants).

Refer to the definition of “Annual Rental Revenue” under the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

•	Impact from COVID-19 pandemic on our results of operations:

•	As of April 24, 2020, our tenant receivables balance was approximately $7.3 million, representing our lowest balance since 2012.

•
Approximately 1.0% of our total revenues during the three months ended March 31, 2020, was generated from retail, including restaurants and fitness centers, many of which are currently closed due to the “shelter in place” or “stay at home” directives.

•
Some of our campuses and facilities in the key urban clusters of Cambridge, Mission Bay/SoMa, New York City and Lake Union generate revenue from transient/short-term parking. As a result of the shelter in place orders in each of these submarkets, parking revenue for April 2020 decreased. During the three months ended March 31, 2020, revenue generated from transient/short-term parking accounted for approximately 1% of our total rental revenue.

•
Our 2020 guidance for EPS and FFO per share - diluted, as adjusted, was impacted by 8 cents primarily as a result of our projected decline in revenue from April 1, 2020 to December 31, 2020, from a portion of our retail tenancy and transient/short-term parking.

•
During the three months ended March 31, 2020, we recognized a total of $5.0 million in reductions to rental income (related to deferred rents) for specific tenants, including retail tenants, and a general allowance for a pool of tenants, where we concluded that the collection in full of future lease payments is not probable.

•	Leasing activity:

•	During the three months ended March 31, 2020, our total leasing activity aggregated 703,355 RSF, of which 557,367 RSF represented lease renewals and re-leasing of space.

•	Our strong rental rate increases of 46.3% during the three months ended March 31, 2020, represented our highest quarterly rental rate increase over the past 10 years.

•	Approximately 95% of our leases (based upon RSF) contained effective annual rent escalations of approximately 3.0%.

•
Due to “shelter in place” and “stay at home” directives in almost every state, including the states in which we own and operate properties, many leasing transactions have paused, we believe temporarily, while companies re-direct their focus on addressing COVID-19 issues with their business, including protecting their employees and managing financial and operating matters. Volume of leasing for the month of April 2020 (through Friday, April 24, 2020) is down significantly. At the same time, we have ongoing interest and lease negotiations with tenants on lease renewals/extensions and expansion of space, including in our redevelopment/ground-up development projects. Additionally, we continue to have ongoing interest and negotiations with prospective tenants on leasing of space, including in our redevelopment/ground-up development projects.

•	Highly leased value-creation pipeline, including COVID-19 R&D space:

•
We have 12 current development and redevelopment properties aggregating 2.9 million RSF. These properties are 61% leased and 68% leased/negotiating. The timing of completion of each project may be impacted by COVID-19 and/or related directives to pause construction activity. Refer to the “New Class A development and redevelopment properties: current projects” section within this Item 2 for additional information. Upon completion of construction, these projects will generate significant revenue and cash flows.

•
Annual net operating income (cash basis), including our share of unconsolidated real estate joint ventures, is expected to increase $37 million upon the burn-off of initial free rent on recently delivered projects.

•	Significant reduction in 2020 construction spending and equity-type capital:

•
A significant portion of our historical annual construction spending included amounts related to future development projects with no aboveground vertical construction and were not committed to a specific tenant. Due to the current dislocation of capital and other markets caused by COVID-19, we have reduced our construction spending forecast for 2020 to focus primarily on projects that are partially or fully pre-leased. We also expect to continue certain future pipeline expenditures to minimize the impact of a temporary pause. As a result, we have reduced our construction spending forecast for 2020 from $1.6 billion to $960 million (at the midpoint of guidance). We also reduced our forecasted acquisitions for 2020 from $950 million to $650 million. The aggregate $940 million reduction in uses of capital in 2020 for construction and acquisitions were the primary drivers in the reduction of our remaining 2020 forecast of sources of capital from real estate dispositions, partial interest sales and common equity from $925 million to zero dollars.

•	Real estate impairment charges in March and April 2020:

•
In March 2020, we recognized impairment charges aggregating $2.0 million in connection with real estate deal costs incurred primarily related to four potential real estate properties that we ultimately decided not to acquire.

•
In March 2020, the State of Maryland’s “shelter in place” order led to the closure of the retail center owned by one of our unconsolidated joint ventures. As a result, we evaluated the recoverability of our investment and recognized a $7.6 million impairment charge to lower the carrying amount of our investment balance, which primarily consisted of real estate, to its estimated fair value less costs to sell.

•
We had a pending acquisition of an operating tech office property for which our revised economic projections declined from our initial underwriting. In April 2020, we recognized an impairment charge of $10 million to reduce the carrying amount of this pre-acquisition deposit to zero dollars, concurrently with submission of our notice to terminate the transaction.

•	Update on two future development pipeline projects:

•
88 Bluxome Street located in our Mission Bay/SoMA submarket: In April 2020, the City of San Francisco began discussion on the potential temporary use of the existing building. Their goal is to increase social distancing for residents in existing homeless shelters by relocating some residents on a temporary basis to 88 Bluxome Street. Our existing tenant is carefully considering the request of the city and may enter into a very short-term arrangement for the temporary use of the facility. We expect any arrangement to end before the planned demolition of the building in order to commence construction.

•
North Tower site located in our New York City submarket: In recent quarters, we have been negotiating a long-term ground lease for the future site of a new building approximating 550,000 RSF. In March 2020, due to the projected impacts of COVID-19 on New York City, the city commenced preparation of the site as a temporary morgue facility. The use of this site by the city has resulted in delays to deadlines for both ground lease negotiations and ultimately the timing to commence and complete key milestone construction dates.

The continued impact of the pandemic to us is difficult to predict due to the fluidity of the current situation.

Although critical research and development efforts are continuing in our office/laboratory properties, in certain cases such research and development efforts have fewer workers, and non-critical workers in these buildings and most office buildings are working remotely. The longer amount of time that large sectors of the U.S. economy remain essentially closed under government orders, the more likely this pandemic will have a material adverse impact on the operations of our tenants and, in turn, on our revenues, business and results of operations and the value of our stock.

See “Item 1A. Risk Factors” within “Part II - Other Information” of this quarterly report, for additional discussion of the risks posed by the COVID-19 pandemic, and uncertainties we, our tenants, and the national and global economies face as a result.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT and the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, technology, and agtech campuses in AAA innovation cluster locations, with a total market capitalization of $24.3 billion and an asset base in North America of 41.5 million SF as of March 31, 2020. The asset base in North America includes 28.8 million RSF of operating properties and 2.1 million RSF of Class A properties undergoing construction, 6.5 million RSF of near-term and intermediate-term development and redevelopment projects, and 4.1 million SF of future development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle. We have a longstanding and proven track record of developing Class A properties clustered in urban life science, technology, and agtech campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, technology, and agtech companies through our venture capital arm. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of March 31, 2020:

•	Investment-grade or publicly traded large cap tenants represented 51% of our total annual rental revenue;

•
Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from approximately 3.0% to 3.5%) or indexed based on a consumer price index or other index;

•
Approximately 93% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent; and

•
Approximately 92% of our leases (on an RSF basis) provided for the recapture of capital expenditures (such as heating, ventilation, and air conditioning systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return and long-term asset value based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A properties clustered in urban campuses. These key urban campus locations are characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They generally represent highly desirable locations for tenancy by life science, technology, and agtech entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, life science, technology, and agtech relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

Executive summary

Operating results

	Three Months Ended March 31,
	2020	2019
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$16.8	$123.6
Per share	$0.14	$1.11
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$221.4	$189.8
Per share	$1.82	$1.71

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items at the beginning of the “Results of Operations” section within this Item 2 for additional information.

Alexandria and its tenants at the forefront of fighting COVID-19

Effective diagnostics, therapies, and vaccines are desperately needed to test for, treat, and ultimately prevent COVID-19. Over 60 of our life science tenants are at the forefront of increasing testing capacity, advancing new and repurposed therapies, and developing preventative vaccines for COVID-19. Our ground up development projects include mission-critical research space focused on COVID-19. Refer to “Alexandria’s Innovative Tenants Are at the Forefront of Fighting COVID-19” section within this Item 2 for additional information.

Strong and flexible balance sheet with significant liquidity

•	$3.3 billion of liquidity as of March 31, 2020, which subsequently increased to $4.0 billion upon obtaining an additional $750.0 million unsecured senior line of credit in April 2020.

•	Zero debt maturing until 2023.

•	10.3 years weighted-average remaining term of debt as of March 31, 2020.

•
$1.0 billion issuance of forward equity sales agreements, executed in January 2020, at a public offering price of $155.00 per share, before underwriting discounts, with $500.0 million settled in March 2020.

•	Investment-grade credit rating ranking in the top 10% among all publicly traded REITs, Baa1/Stable from Moody’s Investors Service and BBB+/Stable from S&P Global Ratings, both as of March 31, 2020.

Continued dividend strategy to share cash flows with stockholders

Common stock dividend declared for the three months ended March 31, 2020, of $1.03 per common share, aggregating $4.06 per common share for the twelve months ended March 31, 2020, up 26 cents, or 7%, over the twelve months ended March 31, 2019. Our FFO payout ratio of 58% for the three months ended March 31, 2020, allows us to share cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

A REIT industry-leading, high-quality tenant roster

•	51% of annual rental revenue from investment-grade or publicly traded large cap tenants.

•	Weighted-average remaining lease term of 7.8 years.

Record-low accounts receivable balance

•	As of April 24, 2020:

•	Our tenant receivables balance was $7.3 million, representing our lowest balance since 2012.

•	We have collected 98.4% of April 2020 rents and tenant recoveries.

High-quality revenues and cash flows, strong Adjusted EBITDA margin, and operational excellence

Percentage of annual rental revenue in effect from:
Investment-grade or publicly traded large cap tenants	51
Class A properties in AAA locations	74
Occupancy of operating properties in North America	95.1	(1)
Operating margin	71
Adjusted EBITDA margin	68
Weighted-average remaining lease term:
All tenants	7.8	years
Top 20 tenants	11.4	years

(1)
Includes 686,988 RSF, or 2.4%, of vacancy in our North America markets, representing lease-up opportunities at properties recently acquired, primarily at our SD Tech by Alexandria campus (joint venture), 601, 611, and 651 Gateway Boulevard (joint venture), and 5505 Morehouse Drive. Excluding these vacancies, occupancy of operating properties in North America was 97.5% as of March 31, 2020. Refer to “Summary of Occupancy Percentages in North America” within this Item 2 of this report for additional information.

Net operating income and internal growth

•	Total revenues of $439.9 million, up 22.6%, for the three months ended March 31, 2020, compared to $358.8 million for the three months ended March 31, 2019.

•
Net operating income (cash basis) of $1.1 billion for the three months ended March 31, 2020 annualized, increased by $204.1 million, or 22.9%, compared to the three months ended March 31, 2019 annualized.

•	95% of our leases contain contractual annual rent escalations approximating 3%.

•	2.4% and 6.1% (cash basis) same property net operating income growth for the three months ended March 31, 2020 over the three months ended March 31, 2019.

•	Minimal 2020 contractual lease expirations aggregating 4.0% of annual rental revenue.

•	Strong rental rate increases of 46.3% for the three months ended March 31, 2020, representing our highest quarterly rental rate increase over the past 10 years.

Three Months Ended March 31, 2020
Total leasing activity – RSF	703,355
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	557,367
Rental rate increases	46.3%
Rental rate increases (cash basis)	22.3%

2020 guidance update and significant reductions in construction spending, acquisitions, and equity-type capital

Refer to the “Projected Results” and “Capital Resources” sections within this Item 2 of this report.

Certain items impacting 2020 guidance

See “Projected Results” and “Capital Resources” sections within Item 2 of this report for detail assumptions for our updated 2020 guidance.

	Per Share Impact
Reduction in retail and transient/short-term parking revenue 2Q20-4Q20	8	cents
Issuance of unsecured senior notes payable and updated timing of development and redevelopment deliveries, offset by improvement in EBITDA from our core operations	—
Total	8	cents

Significant reductions in 2020 construction spending, acquisitions, and equity-type capital

A significant portion of our historical annual construction spending forecast included amounts related to future development projects with no aboveground vertical construction and was not committed to a specific tenant. Due to the current dislocation of capital and other markets caused by COVID-19, we have reduced our construction spending forecast to focus primarily on projects that are partially or fully leased. We also expect to continue certain future pipeline expenditures to minimize the impact of a temporary pause. As a result, we have reduced our construction spending forecast for 2020 from $1.6 billion to $960 million (at the midpoint of guidance). We also reduced our forecasted acquisitions for 2020 from $950 million to $650 million. The aggregate $940 million reduction in uses of capital in 2020 reduced our remaining forecast of sources of capital from real estate dispositions, partial interest sales, and common equity from $925 million to zero dollars.

Importantly, upon improvement of market conditions, we have the option, on a project-by-project basis, to address demand for our development and redevelopment projects.

Highly leased value-creation pipeline, including COVID-19-focused R&D space

•	Current projects aggregating 2.9 million RSF, including COVID-19-focused R&D spaces, are highly leased at 61% and will generate significant revenue and cash flows.

•
Annual net operating income (cash basis), including our share of unconsolidated real estate joint ventures, is expected to increase $37 million upon the burn-off of initial free rent on recently delivered projects.

•
In March 2020, we successfully upzoned the square footage available for the ground-up development of office/laboratory space at 325 Binney Street in our Cambridge submarket to 402,000 SF from 164,000 SF.

Completed acquisitions

Refer to the “Acquisitions” subsection of the “Investments in Real Estate” section within this Item 2 of this report for information on our strategic acquisitions.

Opportunistic real estate joint venture to form a 1.7M RSF campus in South San Francisco

•
In January 2020, we formed a real estate joint venture with subsidiaries of Boston Properties, Inc., in which we are targeting a 51% ownership interest over time. We are the managing member and have consolidated this joint venture. As of March 31, 2020, our ownership interest in the real estate joint venture was 44.8%.

•
Our partner contributed real estate assets with a total fair market value of $350.0 million, which comprise three office buildings, aggregating 776,003 RSF, at 601, 611, and 651 Gateway Boulevard, and land supporting 260,000 SF of future development.

•
We contributed real estate assets with a total fair market value of $281.9 million, which comprise three operating properties, aggregating 313,262 RSF, and land supporting 377,000 SF of future development.

Balance sheet management

Key metrics as of March 31, 2020

•	$24.3 billion of total market capitalization.

•	$17.0 billion of total equity capitalization.

•	$3.3 billion of liquidity as of March 31, 2020, subsequently increased to $4.0 billion upon obtaining an additional $750.0 million unsecured senior line of credit in April 2020.

	As of March 31, 2020		Goal for Fourth Quarter of 2020, Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.5x	6.0x	Less than or equal to 5.3x
Fixed-charge coverage ratio	4.5x	4.2x	Greater than or equal to 4.4x

Value-creation pipeline of new Class A development and redevelopment projects as a percentage of gross investments in real estate	March 31, 2020
Current projects 68% leased/negotiating	6%
Income-producing/potential cash flows/covered land play(1)	5%
Land	2%

(1)	Includes projects that have existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

Key capital events

•
In January 2020, we completed $1.0 billion of forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $155.00 per share, before underwriting discounts. In March 2020, we settled 3.4 million shares from our forward equity sales agreements and received proceeds of $500.0 million. As of April 27, 2020, 3.5 million shares of our common stock remain outstanding under forward equity sales agreements, for which we expect to receive proceeds of $524.3 million to be further adjusted as provided in the sales agreements. We expect to settle the remaining outstanding forward equity sales agreements in 2020.

•
Over the trailing five quarters, we have completed the issuances of $3.4 billion in unsecured senior notes, with a weighted-average interest rate of 3.95% and a weighted-average maturity as of March 31, 2020, of 15.4 years, including our March 2020 offering of $700.0 million of unsecured senior notes payable at an interest rate of 4.90%, due in 2030, for net proceeds of $691.6 million.

•
In February 2020, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $850.0 million of our common stock. As of March 31, 2020, we have available $843.7 million remaining under our ATM program.

•In March 2020, our unconsolidated joint venture at 1655 and 1725 Third Street, in which we own a 10% interest, located in Mission Bay/SoMa, refinanced an existing variable-rate secured construction loan with a fixed-rate loan with terms as follows:

100% at Joint Venture Level	Amended Agreement	Change
Aggregate commitments	$600.0 million	Increase of $225.0 million
Maturity date	March 2025	Extended by 45 months
Interest rate	Fixed at 4.50%	Previously LIBOR + 3.70%

•
In April 2020, we closed an additional unsecured senior line of credit with $750.0 million of available commitments. The new unsecured senior line of credit matures on April 14, 2022, and bears interest at LIBOR + 1.05%. Pursuant to the terms of the agreement, we are required to repay the facility, if applicable, and reduce commitments available upon receiving the net proceeds from certain qualifying events, including new corporate debt and 50% of proceeds from the issuance of common stock, as provided in the credit agreement. Including our existing $2.2 billion unsecured senior line of credit, commitments available under our unsecured credit facilities aggregate $2.95 billion.

Investments

•
As of March 31, 2020, the carrying amount of our investments in publicly traded companies and privately held entities aggregated $1.1 billion, including an adjusted cost basis of $739.0 million, and unrealized gains of $384.5 million.

•
During the three months ended March 31, 2020, we recognized an investment loss of $21.8 million, comprising $17.1 million of unrealized losses, $19.8 million of impairments primarily related to two non-real estate investments in privately held entities, partially offset by $15.1 million in realized gains.

Corporate responsibility, industry leadership, and strategic initiatives

•
In March 2020, the Navy SEAL Foundation honored Joel S. Marcus, our executive chairman and founder, and the company with the 2020 Navy SEAL Foundation Patriot Award, which highlights our contributions and unwavering support for the Naval Special Warfare community. We have proudly supported the Navy SEAL Foundation in its mission to provide immediate and ongoing support and assistance to the Naval Special Warfare community and their families since 2010.

•
In January 2020, Alexandria Venture Investments, our strategic venture capital arm, was recognized for a third consecutive year as the most active biopharma investor by new deal volume by Silicon Valley Bank in its “2020 Healthcare Investments and Exits Report.” Alexandria’s venture activity provides us with, among other things, mission-critical data and knowledge on innovations and trends.

•
In January 2020, we announced our first national $100,000 AgTech Innovation Prize competition to recognize startup and early-stage agtech and foodtech companies that demonstrate innovative approaches to addressing challenges related to agriculture, food, and nutrition.

•
In February 2020, Alexandria LaunchLabs® at the Alexandria Center® at One Kendall Square earned the Fitwel Impact Award for the highest Fitwel certification of all time, as well as the highest score in 2019 for a commercial interior space, in the Fitwel 2020 Best in Building Health awards program. This marks the second consecutive year Alexandria LaunchLabs – Cambridge has held the record for Fitwel's top certification score. The award recognizes our commitment to supporting high levels of health, wellness, and productivity through the design, construction, and operation of our best-in-class buildings and spaces.

Subsequent event

•
In April 2020, we completed the sale of a 50% interest in properties at 9808 and 9868 Scranton Road in our Sorrento Mesa submarket, aggregating 219,628 RSF, to our partner in the SD Tech by Alexandria consolidated real estate joint venture, of which we own 50%. The gross proceeds received from our partner were $51.1 million. We continue to control and consolidate this joint venture; therefore, we accounted for the proceeds from this transaction as equity financing with no gain or loss recognized in earnings.

•
We had a pending acquisition of an operating tech office property for which our revised economic projections declined from our initial underwriting. In April 2020, we recognized an impairment charge of $10 million to reduce the carrying amount of this pre-acquisition deposit to zero dollars, concurrently with submission of our notice to terminate the transaction.

"We must expand our investments in pharmaceutical research and development into COVID-19 and promote the rapid deployment of effective diagnostics, therapies, and eventually a vaccine."

Scott Gottlieb, MD
Resident Fellow, American Enterprise Institute; Former FDA Commissioner

Source: American Enterprise Institute report, "National coronavirus response: A road map to reopening," March 29, 2020.

IMPROVING TESTING QUALITY AND CAPACITY

Abbott
color
CHAN ZUCKERBERG BIOHUB
LabCorp
Quest Diagnostics
Roche
ThermoFisher SCIENTIFIC
TWIST BIOSCIENCE

ADVANCING NEW AND REPURPOSED THERAPIES

Adaptive biotechnologies
AMGEN
APPLIED THERAPEUTICS
GILEAD
Lilly
NOVARTIS
VIR

DEVELOPING PREVENTATIVE VACCINES

gsk
Johnson & Johnson
medicago
moderna
NOVAVAX
Pfizer
SANOFI

(1)
Represents an illustrative subset of our over 60 tenants focused on COVID-19-related efforts, with some of these companies working on multiple efforts that span testing, treatment, and/or vaccine development.

MODERNA RECEIVES $483M FROM BARDA TO ADVANCE COVID-19 VACCINE CANDIDATE

"There's a lot of fear out there right now. And there is a competition. But it's not between the companies. It's between all of us and the virus… And the only way we're gonna beat [it] is all working together. No one group, no one company can possibly expect to do this alone."

Stephen Hoge, MD
President, Moderna

Source: *60 Minutes*, "Stopping the Virus," March 22, 2020.

moderna | NIH | BARDA

UNPRECEDENTED SPEED TO CLINIC

Moderna's vaccine went from the bench to human testing in record time due to the company's rapid mRNA development platform and entered Phase I trials, administered by the NIH, on March 16, 2020. If successful, a Phase II study would begin in 2Q20, followed by a Phase III study as soon as the fall, and a vaccine could be approved within the next 9–12 months.

CRITICAL SUPPORT FROM U.S. GOVERNMENT

The $483M in funding from the Biomedical Advanced Research and Development Authority (BARDA) is intended to advance and scale clinical testing and manufacturing for the vaccine.

URGENT SCALE-UP EFFORTS

Moderna plans to hire 150 people, in addition to its existing 200 manufacturing employees, to maintain a 24/7 schedule at its plant to meet potential global demand if its candidate is successful.

Alexandria and its tenants are at the forefront of fighting COVID-19

Effective diagnostics, therapies, and vaccines are desperately needed to combat the global COVID-19 pandemic. By maintaining essential business operations across our campuses, Alexandria has enabled several of our life science tenants to continue mission-critical COVID-related research and development. The heroic work being done by so many of our tenants and campus community members to help test for, treat, and prevent COVID-19, as well as provide medical supplies and protective equipment to neighboring hospitals, is profound and inspiring. We are currently tracking over 60 tenants across our cluster markets focused on COVID programs.

Improving testing quality and capacity

•
Abbott Laboratories, Color Genomics, Laboratory Corporation of America Holdings, Roche, Quest Diagnostics, Thermo Fisher Scientific Inc., and others are working tirelessly to expand the capacity to determine who actively has COVID-19, who has been exposed to, and who has developed immunity against the virus. The availability of widespread screening and serological testing of this nature is critical for a safe and healthy return to society.

Advancing new and repurposed therapies

•
Over 140 experimental drug treatments and vaccines are being studied in over 250 clinical trials around the world, a substantial number of which are sponsored by our tenants and investment portfolio companies. Headlining efforts across our tenant base include:

•
Gilead Sciences, Inc.’s remdesivir is in late-stage studies for the treatment of moderate and severe COVID-19 patients. Though variable outcomes have been reported, additional Phase III study results are expected in mid- to late May, which, if positive, will likely form the basis for FDA approval.

•
Adaptive Biotechnologies Corporation is partnered with Amgen to identify and develop therapeutic antibodies from the blood of patients who are actively fighting or have recently recovered from COVID-19.

•
Vir Biotechnology, Inc., in collaboration with GlaxoSmithKline, is utilizing its neutralizing antibody platform to identify antibodies that could be used as therapeutic or preventative options to combat COVID-19.

•
Applied Therapeutics, Inc.’s lead clinical-stage asset is now being studied in COVID-19 patients with acute lung inflammation and cardiomyopathy, two of the predominant causes of COVID-19-associated mortality.

•
Many other Alexandria tenants, including AbbVie Inc., Amgen Inc., Eli Lilly and Company, Pfizer Inc., Novartis AG, are similarly endeavoring to develop novel therapies and repurpose existing and investigational drugs to provide near-term treatments for moderate and severe COVID-19 patients and those at highest risk.

Developing preventative vaccines

•
A prophylactic vaccine represents the effective end of this global COVID-19 pandemic. Our tenant Moderna, Inc., in collaboration with the National Institute of Allergy and Infectious Diseases, has fast-tracked its mRNA-based vaccine into the clinic. The U.S. Biomedical Advanced Research and Development Authority (BARDA) has committed up to $483 million to support the clinical development and manufacturing scale-up of Moderna’s mRNA vaccine candidate, mRNA-1273, to help expedite FDA approval over the next nine to twelve months and facilitate the supply of tens of millions of doses per month thereafter.

•
Other tenants, including Arcturus Therapeutics, GlaxoSmithKline, Johnson & Johnson, Medicago Inc., Novavax, Inc., Pfizer Inc., and Sanofi, are leveraging their vaccine development expertise and technology platforms to similarly bring vaccine candidates into clinical trials, with the goal of expediting the delivery of a safe and effective vaccine to the public in 2021.

Alexandria’s strategic initiatives and philanthropic efforts to fight COVID-19

Through industry thought leadership, impactful strategic initiatives, and philanthropic efforts, Alexandria’s best-in-class team has made significant and meaningful contributions to help mitigate the impact of, and ultimately end, the global COVID-19 pandemic.

Alexandria Summit
In March 2020, the Alexandria Summit®, in collaboration with Mark McClellan, MD, PhD, and the Duke-Margolis Center for Health Policy, hosted a virtual Policy Forum webinar aimed at driving strategies and policies for achieving the widespread availability of rapid, efficient COVID-19 diagnostic testing capabilities necessary to reduce social distancing and physical isolation measures and mitigate the associated impact on the overall well-being of Americans and on the economic health of the nation.

Mission-critical personal protective equipment
Working hand in hand with key partners across our global life science network, the Alexandria team sourced and donated over 35,000 pieces of personal protective equipment to 12 hospitals and others in communities in need, including New York City, Boston, Seattle, San Diego, Dayton, and Los Angeles, for medical professionals working on the front lines in the fight against COVID-19.

Philanthropic giving
Through strategic philanthropic giving and the Company’s matching gift programs, Alexandria donated, in aggregate, over $700,000 to several highly impactful national organizations performing important work to support a myriad of efforts in communities affected by this global public health emergency, including the following:

•
Feeding America – COVID-19 Response Fund: the fund from the nation’s largest hunger-relief organization with a network of 200 member food banks, is supporting the food banks that help people facing hunger during the school closures, job disruptions, and health risks, during the COVID-19 pandemic.

•
First Responders Children’s Foundation COVID-19 Emergency Response Fund: providing support to first responders on the front lines of the COVID-19 pandemic, and their families who are enduring financial hardship due to the outbreak.

Additionally, Alexandria provided mission-critical support to several non-profit organizations in some of the nation’s COVID-19 hot spots, including the following:

•
Robin Hood’s COVID-19 Relief Fund from New York City’s largest poverty-fighting organization, is providing immediate, short-term grants to support non-profit organizations that are on the front lines in the fight against COVID-19 so they can move swiftly to serve affected communities.

•	Relief Opportunities for All Restaurants (ROAR) is providing financial relief directly to employees of restaurants who have lost their jobs as a result of the COVID-19 pandemic.

•
City of Cambridge Disaster Fund for COVID-19 is providing emergency assistance in partnership with non-profit organizations to individuals and families in Cambridge who are experiencing extreme financial hardship caused by the COVID-19 crisis.

Operating summary

Historical Same Property Net Operating Income	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Technology, and AgTech Campuses
	Increasing cash flows
	Percentage of leases containing annual rent escalations	95%
	Stable cash flows
	Percentage of triple net leases	93%	(2)
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	92%	(2)

Historical Rental Rate: Renewed/Re-Leased Space	Margins(3)

	Operating	Adjusted EBITDA
	71%	68%

(1)	Percentages calculated based on RSF as of March 31, 2020.

(2)
Includes 1.1 million RSF of full service gross leases related to properties that were acquired during the three months ended March 31, 2020. Excluding these leases, the percentage of triple net leases and percentage of leases providing for the recapture of capital expenditures were 97% and 96%, respectively.

(3)	Represents percentages for the three months ended March 31, 2020.

Long-Duration Cash Flows From High-Quality, Diverse, and Innovative Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	Long-Duration Lease Terms

51%	7.8 Years
of ARE’s	Weighted-Average
Annual Rental Revenue(1)	Remaining Term(2)

Tenant Mix

Public Biotechnology
23%
Life Science Product, Service, and Device
19%
Private Biotechnology
8%
Technology(3)
14%
Other(4)
5%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
9%
Multinational Pharmaceutical
22%

Percentage of ARE’s Annual Rental Revenue(1)

(1)	Represents annual rental revenue in effect as of March 31, 2020. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

(2)
Based on aggregate annual rental revenue in effect as of March 31, 2020. Refer to definition of “Annual Rental Revenue” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information on our methodology on annual rental revenue for unconsolidated real estate joint ventures.

(3)	66% of our annual rental revenue for technology tenants is from investment-grade or publicly traded large cap tenants.

(4)
Revenues from our other tenants, aggregating 5.0% of our annual rental revenue, comprise 4.2% of annual rental revenue from Professional Services, Finance, Telecommunications, and Construction/Real Estate companies, and less than 1.0% from retail-related tenants.

High-Quality Cash Flows From Class A Properties in AAA Locations

Class A Properties in AAA Locations	AAA Locations

San Francisco
27%
New York City
6%
San Diego
16%
Seattle
6%
Maryland
6%
Research Triangle
2%
Other
1%
Greater Boston
36%

74%
of ARE’s Annual Rental Revenue(1)
Percentage of ARE’s Annual Rental Revenue(1)

Solid Historical Occupancy(2)	Occupancy Across Key Locations(3)

95.1%(4)
98.9%
94.7%(4)
99.2%
90.9%(4)
97.8%
95.9%
96.5%
North America
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle

96%
Over 10 Years

(1)	Represents annual rental revenue in effect as of March 31, 2020. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

(2)	Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of March 31, 2020.

(3)	As of March 31, 2020.

(4)	Refer to the “Summary of Occupancy Percentages in North America” section within this Item 2 for additional information.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended			Year Ended
	March 31, 2020			December 31, 2019
	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	46.3%		22.3%	32.2%	17.6%
New rates	$47.45		$44.11	$58.65	$56.19
Expiring rates	$32.44		$36.08	$44.35	$47.79
RSF	557,367			2,427,108
Tenant improvements/leasing commissions	$23.19			$20.28
Weighted-average lease term	5.4 years			5.7 years

Developed/redeveloped previously vacant space leased
New rates	$50.42		$50.50	$55.95	$52.19
RSF	145,988	(2)		2,635,614
Tenant improvements/leasing commissions	$12.80			$13.74
Weighted-average lease term	5.8 years			9.8 years

Leasing activity summary (totals):
New rates	$48.07		$45.43	$57.25	$54.11
RSF	703,355	(3)		5,062,722
Tenant improvements/leasing commissions	$21.03			$16.88
Weighted-average lease term	5.5 years			7.8 years

Lease expirations(1)
Expiring rates	$32.44		$36.10	$43.43	$46.59
RSF	797,851			2,822,434

Leasing activity includes 100% of results for properties in which we have an investment in North America.

(1)	Excludes month-to-month leases aggregating 41,107 RSF and 41,809 RSF as of March 31, 2020, and December 31, 2019, respectively.

(2)	As of the date of this report, our value-creation pipeline was 68% leased or negotiating.

(3)
During the three months ended March 31, 2020, we granted tenant concessions/free rent averaging one month with respect to the 703,355 RSF leased. Approximately 74% of the leases executed during the three months ended March 31, 2020, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of March 31, 2020:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (Per RSF)(1)	Percentage of Total Annual Rental Revenue

2020 (2)	1,434,876	5.3%	$38.69	4.0%
2021	1,442,812	5.3%	$42.79	4.5%
2022	2,537,835	9.3%	$41.71	7.7%
2023	2,856,125	10.5%	$45.33	9.4%
2024	2,339,722	8.6%	$46.28	7.9%
2025	2,101,406	7.7%	$47.86	7.3%
2026	1,649,262	6.0%	$48.90	5.9%
2027	2,369,275	8.7%	$50.88	8.8%
2028	1,687,790	6.2%	$60.73	7.4%
2029	1,402,104	5.1%	$56.92	5.8%
Thereafter	7,501,816	27.3%	$57.68	31.3%

(1)	Represents amounts in effect as of March 31, 2020.

(2)	Excludes month-to-month leases for 41,107 RSF as of March 31, 2020.

The following tables present information by market with respect to our lease expirations in North America as of March 31, 2020, for the remainder of 2020, and all of 2021:

	2020 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (Per RSF)(3)
Market	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases(1)		Total(2)

Greater Boston	162,968	18,248	75,754	(4)	267,427		524,397	$45.93
San Francisco	63,065	—	—		167,148		230,213	44.24
New York City	19,647	3,407	—		19,000		42,054	91.41
San Diego	37,201	44,806	—		251,502	(5)	333,509	31.22
Seattle	12,727	—	—		11,790		24,517	37.56
Maryland	17,295	8,155	—		76,889		102,339	19.65
Research Triangle	31,776	3,612	—		50,180		85,568	17.05
Canada	2,241	—	—		20,953		23,194	12.03
Non-cluster markets	—	6,285	—		62,800		69,085	32.57
Total	346,920	84,513	75,754		927,689		1,434,876	$38.69
Percentage of expiring leases	24%	6%	5%		65%		100%

	2021 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (per RSF)(2)
Market	Leased	Negotiating/ Anticipating	Targeted for Redevelopment		Remaining Expiring Leases(3)		Total

Greater Boston	—	12,434	79,101	(4)	228,443		319,978	$42.29
San Francisco	29,538	12,471	—		411,548		453,557	51.32
New York City	—	—	—		15,416		15,416	116.82
San Diego	634	74,557	—		217,603		292,794	41.76
Seattle	—	15,704	—		36,616		52,320	45.46
Maryland	—	—	—		120,663		120,663	24.85
Research Triangle	6,493	34,553	—		107,912		148,958	27.47
Canada	—	—	—		18,394		18,394	23.77
Non-cluster markets	—	—	—		20,732		20,732	47.14
Total	36,665	149,719	79,101		1,177,327		1,442,812	$42.79
Percentage of expiring leases	3%	10%	5%		82%		100%

(1)	The largest remaining contractual lease expiration in 2020 is 93,521 RSF related to a recently acquired property in our South San Francisco submarket.

(2)	Excludes month-to-month leases aggregating 41,107 RSF as of March 31, 2020.

(3)	Represents amounts in effect as of March 31, 2020.

(4)
Represents office space aggregating 154,855 RSF at The Arsenal on the Charles, a campus acquired on December 17, 2019, in our Cambridge/Inner Suburbs submarket, that is targeted for redevelopment into office/laboratory space upon expiration of the respective existing leases. We are currently redeveloping 153,157 RSF into laboratory space.

(5)	Includes 112,012 RSF at 9363, 9373, and 9393 Towne Centre Drive in our University Town Center submarket, a future development site.

Top 20 tenants

81% of Top 20 Annual Rental Revenue From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.9% of our annual rental revenue in effect as of March 31, 2020. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of March 31, 2020 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	8.5		900,050	$52,243	3.9%	A2	A+	$101.8
2	Takeda Pharmaceutical Company Ltd.	9.4		606,249	39,251	2.9	Baa2	BBB+	$57.3
3	Facebook, Inc.	11.8		903,786	38,946	2.9	—	—	$544.4
4	Illumina, Inc.	10.4		891,495	35,907	2.7	—	BBB	$45.2
5	Sanofi	8.2		494,693	33,845	2.5	A1	AA	$113.0
6	Eli Lilly and Company	9.3		526,139	32,905	2.4	A2	A+	$117.0
7	Novartis AG	8.1		441,894	31,302	2.3	A1	AA-	$224.4
8	Roche	2.5	(2)	664,800	29,422	2.2	Aa3	AA	$253.4
9	Uber Technologies, Inc.	62.7	(3)	1,009,188	27,379	2.0	—	—	$59.3
10	bluebird bio, Inc.	7.2		312,805	23,149	1.7	—	—	$5.7
11	Moderna, Inc.	10.2		382,388	22,421	1.7	—	—	$6.4
12	Maxar Technologies(4)	5.2		478,000	21,577	1.6	—	—	$0.6
13	Massachusetts Institute of Technology	8.7		257,626	21,144	1.6	Aaa	AAA	$—
14	Merck & Co., Inc.	13.4		321,063	20,082	1.5	A1	AA-	$213.1
15	New York University	11.5		201,284	19,011	1.4	Aa2	AA-	$—
16	Pfizer Inc.	4.9		416,979	17,759	1.3	A1	AA-	$213.2
17	Stripe, Inc.	7.5		295,333	17,736	1.3	—	—	$—
18	athenahealth, Inc.(4)	12.3		409,710	17,686	1.3	—	—	$—
19	Amgen Inc.	4.0		407,369	16,838	1.2	Baa1	A-	$121.7
20	United States Government	7.7		287,638	16,512	1.2	Aaa	AA+	$—
	Total/weighted-average	11.4	(4)	10,208,489	$535,115	39.6%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)
Based on aggregate annual rental revenue in effect as of March 31, 2020. Refer to the definitions of “Annual Rental Revenue” and “Investment-Grade or Publicly Traded Large Cap Tenants” in the “Non-GAAP Measures and Definitions” section within this Item 2 for our methodologies on annual rental revenue from unconsolidated real estate joint ventures and average daily market capitalization.

(2)
Includes 197,787 RSF expiring in 2022 at our recently acquired property at 651 Gateway Boulevard in our South San Francisco submarket. Upon expiration of the lease, 651 Gateway Boulevard will be redeveloped into a Class A office/laboratory building.

(3)
Includes: i) a ground lease for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF), and ii) a lease at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) owned by our unconsolidated joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue of our unconsolidated real estate joint ventures. Refer to footnote 1 for additional information. Excluding the ground lease, the weighted-average remaining lease term for our top 20 tenants was 8.7 years as of March 31, 2020.

(4)	Located in properties acquired during the three months ended December 31, 2019.

Locations of properties

The locations of our properties are diversified among a number of life science, technology, and agtech cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of March 31, 2020, in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	7,704,626	—	153,157	7,857,783	25%	67	$482,648	36%	$63.33
San Francisco	7,703,973	841,178	347,912	8,893,063	29	60	366,846	27	57.58
New York City	1,127,580	—	140,098	1,267,678	4	5	79,277	6	71.70
San Diego	6,022,510	202,383	—	6,224,893	20	78	215,714	16	39.42
Seattle	1,458,305	100,086	—	1,558,391	5	15	75,818	6	53.14
Maryland	2,782,842	261,096	37,838	3,081,776	10	43	77,131	6	29.09
Research Triangle	1,224,904	—	—	1,224,904	4	16	32,669	2	27.63
Canada	188,967	—	—	188,967	1	2	4,762	—	26.91
Non-cluster markets	435,039	—	—	435,039	1	13	10,774	1	37.98
Properties held for sale	191,862	—	—	191,862	1	3	2,943	—	N/A
North America	28,840,608	1,404,743	679,005	30,924,356	100%	302	$1,348,582	100%	$51.18
		2,083,748

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	3/31/20		12/31/19	3/31/19	3/31/20	12/31/19	3/31/19
Greater Boston	98.9%		99.1%	98.2%	97.0%	97.1%	97.7%
San Francisco	94.7	(1)	98.3	99.8	90.6	93.6	98.4
New York City	99.2		99.2	98.7	88.1	88.1	87.7
San Diego	90.9	(1)	92.3	94.2	90.9	92.3	94.2
Seattle	97.8		98.7	97.7	97.8	98.7	97.7
Maryland	95.9		96.7	97.0	94.6	95.2	95.3
Research Triangle	96.5		96.5	97.3	96.5	96.5	87.8
Subtotal	95.6		97.0	97.6	93.3	94.6	95.8
Canada	93.6		93.7	93.5	93.6	93.7	93.5
Non-cluster markets	65.2		80.1	81.1	65.2	80.1	81.1
North America	95.1%	(1)	96.8%	97.2%	92.9%	94.4%	95.5%

(1)
Includes 686,988 RSF, or 2.4%, of vacancy in our North America markets (noted below), representing lease-up opportunities at properties recently acquired. Excluding these vacancies, occupancy of operating properties in North America was 97.5% as of March 31, 2020. Projected occupancy for the second quarter of 2020 includes 704,351 RSF, or 2.4%, of vacancy from these recently acquired properties. Refer to the “Acquisitions” section within this Item 2 for additional information.

		As of March 31, 2020			As of June 30, 2020 (projected)
		Vacant	Occupancy Impact		Vacant	Occupancy Impact
Property	Submarket/Market	RSF	Region	Consolidated	RSF	Region	Consolidated
601, 611, and 651 Gateway Boulevard	South San Francisco/San Francisco	203,492	2.6%	0.7%	198,528	2.5%	0.7%
SD Tech by Alexandria	Sorrento Mesa/San Diego	221,845	3.7%	0.8	215,986	3.6%	0.7
5505 Morehouse Drive	Sorrento Mesa/San Diego	71,016	1.2%	0.2	71,016	1.2%	0.2
Other acquisitions	Various	190,635	N/A	0.7	218,821	N/A	0.8
		686,988		2.4%	704,351		2.4%

Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in collaborative life science, technology, and agtech campuses in AAA urban innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. Our pre-construction activities are undertaken in order to get the property ready for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.

As of April 27, 2020, some of our ground‑up development projects have had to pause construction and some have continued. Local and state governments, however, may designate certain of our construction projects to be essential healthcare operations and allow construction to continue during quarantines. The City of Boston implemented a moratorium on construction effective March 17, 2020. We have no ground‑up development projects located in Boston undergoing aboveground vertical construction; however, we have certain tenant improvements and other renovations that may be subject to this moratorium unless the City of Boston grants an exclusion for these projects as essential healthcare operations and/or essential construction projects for essential healthcare operations. Construction workers are observing “social distancing” and following rules that restrict gatherings of large groups of people in close proximity, as well as other appropriate following other measures that may slow the pace of construction.

Effective March 28, 2020, the governor of the state of New York modified his existing Executive Order 202.6 to restrict non-essential construction projects in the state of New York. Essential construction projects, as determined by the Empire State Development Corporation, are exempted from this prohibition. On March 31, 2020, an updated shelter-in-place order directed that construction projects in six San Francisco Bay Area counties in California be halted, with certain exemptions granted to essential businesses, which include certain healthcare operations directly related to COVID-19.

On March 23, 2020, the governor of the state of Washington amended his proclamation 20-05 to prohibit all non-essential business in Washington State from conducting business, with exceptions for essential critical infrastructure workers. The description of essential workers included construction workers who support the construction, operation, and maintenance of construction sites and construction projects for all essential facilities, services, and projects related to essentials industries, such as the healthcare industry, including workers who perform critical clinical research and development needed for COVID-19 response.

A significant portion of our historical annual construction spending forecast included amounts related to future development projects with no aboveground vertical construction and not committed to a specific tenant. Due to the current dislocation of capital and other markets caused by COVID-19, we have reduced our construction spending forecast to focus primarily on projects that are partially or fully leased; we also expect to continue certain future pipeline expenditures to minimize the impact of a temporary pause. As a result, we have reduced our construction spending forecast for 2020 from $1.6 billion to $960 million (at the midpoint of guidance).

Importantly, upon improvement of market conditions, we have the option, on a project-by-project basis, to address demand for our development and redevelopment projects.

Our investments in real estate consisted of the following as of March 31, 2020 (dollars in thousands):

		Development and Redevelopment
	Operating	Under Construction	Near Term	Intermediate Term	Future	Subtotal	Total
Investments in real estate
Book value as of March 31, 2020(1)	$16,203,062	$1,096,177	$504,469	$644,834	$191,034	$2,436,514	$18,639,576

Square footage
Operating	28,840,608	—	—	—	—	—	28,840,608
New Class A development and redevelopment properties	—	2,083,748	2,127,925	5,377,112	4,880,477	14,469,262	14,469,262
Value-creation square feet currently included in rental properties(2)	—	—	—	(973,636)	(821,860)	(1,795,496)	(1,795,496)
Total square footage	28,840,608	2,083,748	2,127,925	4,403,476	4,058,617	12,673,766	41,514,374

(1)
Balances exclude our share of the cost basis associated with our unconsolidated properties, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.

(2)
Refer to the definition of “Investments in Real Estate” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional detail on value-creation square feet currently included in rental properties.

Acquisitions

Our real estate asset acquisitions during the three months ended March 31, 2020, consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy		Square Footage			Unlevered Yields		Purchase Price
						Future Development	Operating With Future Development/ Redevelopment	Operating	Initial Stabilized	Initial Stabilized (Cash)

Three months ended March 31, 2020:
275 Grove Street	Route 128/Greater Boston	1/10/20	1	99%		—	—	509,702	8.0%	6.7%	$226,512
601, 611, and 651 Gateway Boulevard (51% interest in consolidated JV)(1)	South San Francisco/ San Francisco	1/28/20	3	73%	(2)	260,000	300,010	475,993	(1)	(1)	(1)
3330 and 3412 Hillview Avenue	Greater Stanford/ San Francisco	2/5/20	2	100%		—	—	106,316	7.6%	4.2%	105,000
9808 and 9868 Scranton Road(3)	Sorrento Mesa/San Diego	1/10/20	2	88%		—	—	219,628	7.3%	6.8%	102,250	(3)
Other	Various		3	38%		35,000	71,021	180,960	N/A	N/A	50,817
			11	79%		295,000	371,031	1,492,599			$484,579

(1)	Refer to the “Executive Summary” section within this Item 2 of this report for additional details on this transaction.

(2)	Includes 203,492 RSF of vacancy as of March 31, 2020. Refer to the “Summary of Occupancy Percentages in North America” section earlier within this Item 2 of this report for additional details

(3)
In April 2020, we completed the sale of a partial interest in properties at 9808 and 9868 Scranton Road to the existing SD Tech by Alexandria consolidated real estate joint venture, of which we own 50.0%. We received proceeds of $51.1 million for the 50% interest in the properties that our joint venture partner acquired through the joint venture. We continue to control and consolidate this joint venture; therefore, we accounted for the sale as an equity transaction with no gain or loss recognized in earnings.

Sustainability

MAKING A POSITIVE AND LASTING IMPACT ON THE WORLD THROUGH SUSTAINABILITY, HEALTH & WELLNESS, PHILANTHROPY, AND VOLUNTEERISM

2025 GOALS[1]

CARBON POLLUTION (MTCO2e)
30% REDUCTION

ENERGY CONSUMPTION (kWh)
25% REDUCTION

WASTE DIVERSION (Ton)[2]
45% DIVERSION

POTABLE WATER CONSUMPTION (Gal)
10% REDUCTION

Climate Change Framework & Green Building

TCFD | TASK FORCE ON CLIMATE-RELATED FINANCIAL DISCLOSURES

Supporting & Aligning Our Efforts With Guidelines Issued by the Task Force on Climate-related Financial Disclosures (TCFD)

$1 Billion
GREEN BONDS

Allocated to Projects That Have Achieved LEED® Gold or Platinum Certification

ESG Practices & Performance

GRESB® ★ ★ ★ ★ ★ 2019

5 STAR RATING

A

DISCLOSURE SCORE
2018 | 2019

Collaborative Campuses Promote Health & Wellness

48%

TOTAL ANNUAL RENTAL REVENUE FROM LEED® PROJECTS[3]

39

WELL & FITWEL PROJECTS[4]

COVID-19 PHILANTHROPY

Donating Personal Protective Equipment (PPE)

Alexandria has worked hand in hand with key partners across our global life science network **to locate and donate mission-critical supplies for medical professionals working on the front lines in the fight against COVID-19**. We have focused on getting these resources to communities in need, including New York City, Boston, Seattle, San Diego, Dayton, and Los Angeles.

DISTRIBUTED
35,000+
PIECES OF PPE
TO DATE

Supporting Our Local Communities

Through matching gifts and corporate and regional philanthropy, the Alexandria team has contributed over $700,000 to impactful non-profit organizations aiding communities affected by COVID-19.

$700,000+

NATIONAL

Feeding America COVID-19 Response Fund

NEW YORK CITY

Robin Hood and **ROAR (Relief Opportunities for All Restaurants)**

CITY OF CAMBRIDGE

Disaster Relief Fund for COVID-19

(1)	Relative to a 2015 baseline for buildings in operation that Alexandria directly manages.

(2)	Relative to a 2015 baseline for buildings in operation that Alexandria indirectly and directly manages.

(3)	Upon completion of 16 projects in process targeting LEED certification.

(4)	Upon completion of 27 projects in process targeting either WELL or Fitwel certification.

New Class A development and redevelopment properties: current projects

The Arsenal on the Charles	945 Market Street	201 Haskins Way	Alexandria District for Science and Technology	3160 Porter Drive
Greater Boston/ Cambridge/Inner Suburbs	San Francisco/Mission Bay/SoMa	San Francisco/South San Francisco	San Francisco/Greater Stanford	San Francisco/Greater Stanford
153,157 RSF	255,765 RSF	315,000 RSF	526,178 RSF	92,147 RSF

Alexandria Center® – Long Island City	9880 Campus Point Drive and 4150 Campus Point Court	1165 Eastlake Avenue East	9800 Medical Center Drive	9950 Medical Center Drive
New York City/New York City	San Diego/University Town Center	Seattle/Lake Union	Maryland/Rockville	Maryland/Rockville
140,098 RSF	202,383 RSF	100,086 RSF	176,832 RSF	84,264 RSF

New Class A development and redevelopment properties: current projects (continued)

The following table sets forth a summary of our new Class A development and redevelopment properties under construction as of March 31, 2020 (dollars in thousands):

Property/Market/Submarket		Square Footage				Percentage		Temporary Pause in Construction
	Dev/Redev	In Service		CIP	Total	Leased	Leased/Negotiating		Initial Occupancy(1)
Developments and redevelopments under construction
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	Redev	683,131	(2)	153,157	836,288	82%	95%	✓	2021
945 Market Street/San Francisco/Mission Bay/SoMa	Redev	—		255,765	255,765	—	—	✓	2020
201 Haskins Way/San Francisco/South San Francisco	Dev	—		315,000	315,000	33	33	✓	4Q20-1Q21
Alexandria District for Science and Technology/San Francisco/Greater Stanford	Dev	—		526,178	526,178	56	65	(3)	4Q20-1Q21
3160 Porter Drive/San Francisco/Greater Stanford	Redev	—		92,147	92,147	—	—	✓	1H21
Alexandria Center® – Long Island City/New York City/New York City	Redev	36,661		140,098	176,759	21	28	(3)	4Q20-1Q21
9880 Campus Point Drive and 4150 Campus Point Court/San Diego/ University Town Center(4)	Dev	66,719		202,383	269,102	89	95		4Q19
1165 Eastlake Avenue East/Seattle/Lake Union	Dev	—		100,086	100,086	100	100	(3)	4Q20-1Q21
9800 Medical Center Drive/Maryland/Rockville	Dev	—		176,832	176,832	100	100		2H20
9950 Medical Center Drive/Maryland/Rockville	Dev	—		84,264	84,264	100	100		2H20
704 Quince Orchard Road/Maryland/Gaithersburg(5)	Redev	42,194		37,838	80,032	70	83		4Q18
Total		828,705		2,083,748	2,912,453	61%	68%

✓	As of the date of this report, construction at these projects were subject to a directive to temporarily pause all non-essential construction in the city, county, and/or state.

(1)
Initial occupancy dates are subject to leasing and/or market conditions. Construction disruptions resulting from COVID-19 and various executive orders restricting construction activities may further impact construction and occupancy forecast are reflected and will continue to be monitored closely. Multi-tenant projects may have occupancy by tenants over a period of time. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.

(2)	We expect to redevelop 154,855 RSF of occupied space into office/laboratory space upon expiration of the existing leases in the third quarter of 2020 and the first quarter of 2021.

(3)	Temporary pause in construction was effected in March 2020, with certain COVID-19 related construction activities resuming as of the date of this report.

(4)	Refer to footnote 2 on the next page.

(5)	704 Quince Orchard is an unconsolidated real estate joint venture. RSF represent 100%.

New Class A development and redevelopment properties: current projects (continued)

	Our Ownership Interest					Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete	Total at Completion	Initial Stabilized		Initial Stabilized (Cash Basis)

Developments and redevelopments under construction
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	100%	$461,427	$67,084	TBD
945 Market Street/San Francisco/Mission Bay/SoMa	99.5%	—	194,045
201 Haskins Way/San Francisco/South San Francisco	100%	—	190,485	123,515	314,000	6.6%		6.5%
Alexandria District for Science and Technology/San Francisco/Greater Stanford	100%	—	326,674	262,326	589,000	6.4%		6.1%
3160 Porter Drive/San Francisco/Greater Stanford	100%	—	34,383	TBD
Alexandria Center® – Long Island City/New York City/New York City	100%	16,195	83,930	84,175	184,300	5.5%		5.6%
9880 Campus Point Drive and 4150 Campus Point Court/San Diego/ University Town Center(1)	(1)	73,621	60,462	120,917	255,000	6.3%	(2)	6.4%	(2)
1165 Eastlake Avenue East/Seattle/Lake Union	100%	—	62,181	75,819	138,000	6.5%	(3)	6.3%	(3)
9800 Medical Center Drive/Maryland/Rockville	100%	—	46,390	49,010	95,400	7.7%		7.2%
9950 Medical Center Drive/Maryland/Rockville	100%	—	30,542	23,758	54,300	7.3%		6.8%
Consolidated projects		551,243	1,096,176
704 Quince Orchard Road/Maryland/Gaithersburg(4)	56.8%	5,740	5,153	2,407	13,300	8.9%		8.8%
Total		$556,983	$1,101,329

(1)	Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section under this Item 2 for additional information.

(2)	Represents a two-phase development project as follows:

•
Initial phase represents 9880 Campus Point Drive, a 98,000 RSF project to develop Alexandria GradLabs™, a highly flexible, first-of-its-kind life science platform designed to provide post-seed-stage life science companies with turnkey, fully furnished office/laboratory suites and an accelerated, scalable path for growth. As of March 31, 2020, 202,383 RSF and 66,719 RSF is classified in construction in process and in-service, respectively. The R&D building located at 9880 Campus Point Drive was demolished and as of March 31, 2020, continues to be included in our same property performance results. Refer to the “Same Properties” subsection of the “Results of Operations” section under this Item 2 for additional information.

•
Subsequent phase represents 4150 Campus Point Court, a 171,102 RSF, 100% leased project undergoing pre-construction that we expect to commence vertical construction in 1Q21, with occupancy expected in 2022.

•
Project costs represent development costs for 9880 Campus Point Drive and 4150 Campus Point Court. Unlevered yields represent expected aggregate returns for Campus Pointe by Alexandria, including 9880, 10290, and 10300 Campus Point Drive and 4150 Campus Point Court.

(3)
Unlevered yields represent anticipated aggregate returns for 1165 Eastlake Avenue, an amenity-rich research headquarter for Adaptive Biotechnologies Corporation, and 1208 Eastlake Avenue, an adjacent multi-tenant office/laboratory building.

(4)	704 Quince Orchard is an unconsolidated real estate joint venture. Cost and yield amounts represent our share.

New Class A development and redevelopment properties: summary of pipeline

    The following table summarizes the key information for all our development and redevelopment projects in North America as of March 31, 2020 (dollars in thousands):

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment							Total
			Under Construction	Near Term		Intermediate Term		Future

Greater Boston
The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	$83,276	153,157	—		—		200,000		353,157
15 Necco Street/Seaport Innovation District	98.8%	175,832	—	293,000		—		—		293,000
215 Presidential Way/Route 128	100%	6,392	—	112,000		—		—		112,000
325 Binney Street/Cambridge	100%	110,840	—	—		402,000		—		402,000
99 A Street/Seaport Innovation District	96.2%	41,524	—	—		235,000		—		235,000
10 Necco Street/Seaport Innovation District	100%	86,231	—	—		175,000		—		175,000
Alexandria Technology Square®/Cambridge	100%	7,787	—	—		—		100,000		100,000
100 Tech Drive/Route 128	100%	—	—	—		—		300,000		300,000
231 Second Avenue/Route 128	100%	1,107	—	—		—		32,000		32,000
Other value-creation projects	100%	9,467	—	—		—		41,955		41,955
		522,456	153,157	405,000		812,000		673,955		2,044,112
San Francisco
201 Haskins Way/South San Francisco	100%	190,485	315,000	—		—		—		315,000
Alexandria District for Science and Technology/Greater Stanford	100%	326,674	526,178	—		—		—		526,178
945 Market Street/Mission Bay/SoMa	99.5%	194,045	255,765	—		—		—		255,765
3160 Porter Drive/Greater Stanford	100%	34,383	92,147	—		—		—		92,147
88 Bluxome Street/Mission Bay/SoMa	100%	234,511	—	1,070,925	(1)	—		—		1,070,925
Alexandria Technology Center® – Gateway/South San Francisco	44.8%	40,577	—	217,000		300,010	(2)	291,000		808,010
505 Brannan Street, Phase II/Mission Bay/SoMa	99.7%	18,345	—	—		165,000		—		165,000
960 Industrial Road/Greater Stanford	100%	107,245	—	—		587,000	(2)	—		587,000
3825 and 3875 Fabian Way/Greater Stanford	100%	—	—	—		250,000	(2)	228,000	(2)	478,000
East Grand Avenue/South San Francisco	100%	5,995	—	—		—		90,000		90,000
Other value-creation projects	100%	43,774	—	—		191,000		25,000		216,000
		$1,196,034	1,189,090	1,287,925		1,493,010		634,000		4,604,025

(1) Includes a 488,899 RSF lease with Pinterest, Inc., for which we expect demolition of the existing building to commence in January 2021. In April 2020, the City of San Francisco began discussion on the potential temporary use of the existing building. Their goal is to increase social distancing for residents in existing homeless shelters by relocating some residents on a temporary basis to 88 Bluxome Street. Our existing tenant is carefully considering the request of the city and may enter into a very short-term arrangement for the temporary use of the facility. We expect any arrangement to end before the planned demolition of the building in order to commence construction.
(2)    Represents total square footage upon completion of development or redevelopment of a new Class A property. RSF presented includes rentable square footage of buildings currently in operation at properties for their inherent future development opportunities, with the intent to demolish the existing property upon expiration of the existing in-place leases and commencement of future construction. Refer to the definition of “Investments in Real Estate – Value-Creation Square Footage Currently in Rental Properties” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment						Total
			Under Construction	Near Term	Intermediate Term		Future

New York City
Alexandria Center® – Long Island City/New York City	100%	$83,930	140,098	—	—		—		140,098
Alexandria Center® for Life Science – New York City/New York City	100%	37,197	—	—	550,000	(1)	—		550,000
47-50 30th Street/New York City	100%	27,551	—	—	135,938		—		135,938
219 East 42nd Street/New York City	100%	—	—	—	—		579,947	(2)	579,947
		148,678	140,098	—	685,938		579,947		1,405,983
San Diego
Campus Pointe by Alexandria/University Town Center	(3)	113,220	202,383	—	390,164	(4)	359,281	(4)	951,828
3115 Merryfield Row/Torrey Pines	100%	43,839	—	125,000	—		—		125,000
10931 and 10933 Torrey Pines Road/Torrey Pines	100%	—	—	—	242,000	(4)	—		242,000
University District/University Town Center	100%	—	—	—	400,000	(4)(5)	—		400,000
SD Tech by Alexandria/Sorrento Mesa	50%	31,682	—	—	332,000		388,000		720,000
Townsgate by Alexandria/Del Mar Heights	100%	20,664	—	—	185,000		—		185,000
5200 Illumina Way/University Town Center	51%	11,772	—	—	—		451,832		451,832
Vista Wateridge/Sorrento Mesa	100%	4,022	—	—	—		163,000		163,000
4045 and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	7,545	—	—	—		149,000	(4)	149,000
Other value-creation projects	100%	—	—	—	—		50,000		50,000
		232,744	202,383	125,000	1,549,164		1,561,113		3,437,660
Seattle
1165 Eastlake Avenue East/Lake Union	100%	62,181	100,086	—	—		—		100,086
1150 Eastlake Avenue East/Lake Union	100%	38,847	—	—	260,000		—		260,000
701 Dexter Avenue North/Lake Union	100%	44,472	—	—	217,000		—		217,000
601 Dexter Avenue North/Lake Union	100%	31,984	—	—	—		188,400	(4)	188,400
Other value-creation projects	100%	5,507	—	—	—		35,000		35,000
		$182,991	100,086	—	477,000		223,400		800,486

(1)    In recent quarters, we have been negotiating a long-term ground lease for the future site of a new building approximating 550,000 RSF. In March 2020, due to the anticipated projected impacts of COVID-19 on New York City, the city commenced preparation of the site as a temporary morgue to store the remains of individuals from COVID-19. The use of this site by the City has resulted in delays to deadlines for both ground lease negotiations and ultimately the timing to commence and complete key milestone construction dates.
(2)    Includes 349,947 RSF in operation with an opportunity to either convert the existing office space into office/laboratory space through future redevelopment or to expand the building by an additional 230,000 RSF through ground-up development. The building is currently occupied by Pfizer Inc. with a remaining lease term of approximately five years.
(3)    Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information on our ownership interest.
(4)     Represents total square footage upon completion of development of a new Class A property. Square footage presented includes rentable square footage of buildings currently in operation at properties for their inherent future development opportunities, with the intent to demolish the existing property upon expiration of the existing in-place leases and commencement of future construction. Refer to the definition of “Investments in Real Estate – Value-Creation Square Footage Currently in Rental Properties” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.
(5)    Includes 112,012 RSF at the University District project in our University Town Center submarket, which is currently under evaluation for development, subject to future market conditions.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment				Total
				Under Construction	Near Term	Intermediate Term	Future

Maryland
704 Quince Orchard Road/Gaithersburg	56.8%	$—	(1)	37,838	—	—	—	37,838
9800 Medical Center Drive/Rockville	100%	47,641		176,832	—	—	64,000	240,832
9950 Medical Center Drive/Rockville	100%	30,542		84,264	—	—	—	84,264
14200 Shady Grove Road/Rockville	100%	26,502		—	—	290,000	145,000	435,000
		104,685		298,934	—	290,000	209,000	797,934
Research Triangle
Alexandria Center® for AgTech, Phase II/Research Triangle	100%	17,182		—	160,000	—	—	160,000
8 Davis Drive/Research Triangle	100%	8,748		—	150,000	70,000	—	220,000
6 Davis Drive/Research Triangle	100%	15,003		—	—	—	800,000	800,000
Other value-creation projects	100%	4,150		—	—	—	76,262	76,262
		45,083		—	310,000	70,000	876,262	1,256,262
Other value-creation projects	100%	3,842		—	—	—	122,800	122,800
Total		2,436,513		2,083,748	2,127,925	5,377,112	4,880,477	14,469,262	(2)

975-1075 Commercial Street and 915-1063 Old County Road/Greater Stanford	(3)	(3)		—	—	—	700,000	700,000
Mercer Mega Block/Lake Union	(3)	(3)		—	—	—	800,000	800,000
Key pending acquisitions		—		—	—	—	1,500,000	1,500,000
		$2,436,513		2,083,748	2,127,925	5,377,112	6,380,477	15,969,262

(1)
This property is held by an unconsolidated real estate joint venture. Refer to the “Consolidated and Unconsolidated Real Estate Joint Ventures” section within this Item 2 for additional information on our ownership interest.

(2)
Total square footage includes 1,795,496 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in Real Estate – Value-Creation Square Footage Currently in Rental Properties” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

(3)	Refer to the “Acquisitions” subsection of this “Investments in Real Estate” section within this Item 2 for additional information.

Summary of capital expenditures

Our construction spending for the three months ended March 31, 2020, consisted of the following (in thousands):

Construction Spending	Three Months Ended March 31, 2020
Additions to real estate – consolidated projects	$373,499
Investments in unconsolidated real estate joint ventures	2,592
Contributions from noncontrolling interests	(2,756)
Construction spending (cash basis)(1)	373,335
Change in accrued construction	(39,061)
Construction spending for the three months ended March 31, 2020	334,274
Projected construction spending for the nine months ending December 31, 2020	625,726
Guidance midpoint	$960,000

(1)	Includes revenue-enhancing projects and non-revenue-enhancing capital expenditures.

The following table summarizes the total projected construction spending for the year ending December 31, 2020, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2020
Development, redevelopment, and pre-construction projects	$800,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(20,000)
Generic laboratory infrastructure	144,000
Non-revenue-enhancing capital expenditures	36,000
Guidance midpoint	$960,000

Non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs

The table below presents the average per RSF of property-related non-revenue-enhancing capital expenditures, tenant improvements, and leasing costs, excluding capital expenditures and tenant improvements that are recoverable from tenants, revenue enhancing, or related to properties that have undergone redevelopment (dollars in thousands, except per RSF amounts):

Non-Revenue-Enhancing Capital Expenditures(1)	Three Months Ended March 31, 2020		Recent Average per RSF(2)
	Amount	Per RSF
Non-revenue-enhancing capital expenditures	$3,198	$0.12	$0.49

Tenant improvements and leasing costs:
Re-tenanted space	$3,936	$31.21	$25.21
Renewal space	8,987	20.84	16.37
Total tenant improvements and leasing costs/weighted-average	$12,923	$23.19	$19.71

(1)	Excludes amounts that are recoverable from tenants, related to revenue-enhancing capital expenditures, or related to properties that have undergone redevelopment.

(2)	Represents the average for a five-year period from 2016 through 2019 and three months ended March 31, 2020, annualized.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our most recent annual report on Form 10-K for the year ended December 31, 2019, and our subsequent quarterly reports on Form 10-Q. We believe such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt, gains or losses on early termination of interest rate hedge agreements, and preferred stock redemption charges are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments and impairments of real estate and non-real estate investments are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decline below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,
	2020		2019	2020	2019
(In millions, except per share amounts)	Amount			Per Share – Diluted
Unrealized (losses) gains on non-real estate investments(1)	$(17.1)		$72.2	$(0.14)	$0.65
Impairment of real estate	(9.6)	(2)	—	(0.08)	—
Impairment of non-real estate investments(1)	(19.8)		—	(0.16)	—
Loss on early extinguishment of debt	—		(7.4)	—	(0.07)
Preferred stock redemption charge	—		(2.6)	—	(0.02)
Total	$(46.5)		$62.2	$(0.38)	$0.56

(1)	Refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for more information.

(2)	Includes a $7.6 million impairment on our investment in a recently developed retail property held by our unconsolidated real estate joint venture.

Same Properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For more information on the determination of our Same Properties portfolio, refer to the definition of “Same Property Comparisons” in the “Non-GAAP Measures and Definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Percentage change in net operating income over comparable period from prior year	2.4%
Percentage change in net operating income (cash basis) over comparable period from prior year	6.1%
Operating margin	72%
Number of Same Properties	214
RSF	21,224,263
Occupancy – current-period average	96.8%
Occupancy – same-period prior-year average	96.9%

The following table reconciles the number of Same Properties to total properties for the three months ended March 31, 2020:

Development – under construction	Properties
9800 Medical Center Drive	1
9950 Medical Center Drive	1
Alexandria District for Science and Technology	2
201 Haskins Way	1
1165 Eastlake Avenue East	1
4150 Campus Point Court	1
7
Development – placed into service after January 1, 2019	Properties
399 Binney Street	1
279 East Grand Avenue	1
188 East Blaine Street	1
3
Redevelopment – under construction	Properties
Alexandria Center® – Long Island City	1
945 Market Street	1
3160 Porter Drive	1
The Arsenal on the Charles	4
7
Redevelopment – placed into service after January 1, 2019	Properties
Alexandria PARC	4
681 and 685 Gateway Boulevard	2
266 and 275 Second Avenue	2
Alexandria Center® for AgTech, Phase I	1
9

Acquisitions after January 1, 2019	Properties
25, 35, and 45 West Watkins Mill Road	3
3170 Porter Drive	1
Shoreway Science Center	2
3911, 3931, and 4075 Sorrento Valley Boulevard	3
260 Townsend Street	1
5 Necco Street	1
601 Dexter Avenue North	1
4224/4242 Campus Point Court and 10210 Campus Point Drive	3
3825 and 3875 Fabian Way	2
SD Tech by Alexandria	10
The Arsenal on the Charles	7
275 Grove Street	1
601, 611, and 651 Gateway Boulevard	3
3330 and 3412 Hillview Avenue	2
9808 and 9868 Scranton Road	2
9605 Medical Center Drive	1
5505 Morehouse Drive	1
Other	9
	53

Unconsolidated real estate JVs	6
Properties held for sale	3
Total properties excluded from Same Properties	88
Same Properties	214	(1)
Total properties in North America as of March 31, 2020	302

(1)
Includes 9880 Campus Point Drive and 3545 Cray Court. The 9880 Campus Point Drive building was occupied through January 2018 and is currently in active development, and 3545 Cray Court is currently undergoing renovations.

Comparison of results for the three months ended March 31, 2020, to the three months ended March 31, 2019

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Refer to the “Non-GAAP Measures and Definitions” section within this Item 2 for definitions of “Tenant Recoveries” and “Net Operating Income” and their reconciliations from the most directly comparable financial measure presented in accordance with GAAP, income from rentals and net (loss) income, respectively.

See additional discussion related to the COVID-19 pandemic and its impact to us under “The COVID-19 pandemic” within this Item 2. In addition, refer to “Item 1A. Risk Factors” within “Part II – Other Information” of this quarterly report on Form 10-Q for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Income from rentals:
Same Properties	$266,152	$259,138	$7,014	2.7%
Non-Same Properties	71,790	15,425	56,365	365.4
Rental revenues	337,942	274,563	63,379	23.1

Same Properties	83,595	76,844	6,751	8.8
Non-Same Properties	16,068	3,342	12,726	380.8
Tenant recoveries	99,663	80,186	19,477	24.3

Income from rentals	437,605	354,749	82,856	23.4

Same Properties	84	163	(79)	(48.5)
Non-Same Properties	2,230	3,930	(1,700)	(43.3)
Other income	2,314	4,093	(1,779)	(43.5)

Same Properties	349,831	336,145	13,686	4.1
Non-Same Properties	90,088	22,697	67,391	296.9
Total revenues	439,919	358,842	81,077	22.6

Same Properties	98,550	90,702	7,848	8.7
Non-Same Properties	30,553	10,799	19,754	182.9
Rental operations	129,103	101,501	27,602	27.2

Same Properties	251,281	245,443	5,838	2.4
Non-Same Properties	59,535	11,898	47,637	400.4
Net operating income	$310,816	$257,341	$53,475	20.8%

Net operating income – Same Properties	$251,281	$245,443	$5,838	2.4%
Straight-line rent revenue	(15,146)	(23,497)	8,351	(35.5)
Amortization of acquired below-market leases	(4,638)	(3,830)	(808)	21.1
Net operating income – Same Properties (cash basis)	$231,497	$218,116	$13,381	6.1%

Income from rentals

Total income from rentals for the three months ended March 31, 2020, increased by $82.9 million, or 23.4%, to $437.6 million, compared to $354.7 million for the three months ended March 31, 2019, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the three months ended March 31, 2020, increased by $63.4 million, or 23.1%, to $337.9 million, compared to $274.6 million for the three months ended March 31, 2019. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $56.4 million primarily related to 926,892 RSF of development and redevelopment projects placed into service subsequent to January 1, 2019, and 53 operating properties aggregating 4.6 million RSF acquired subsequent to January 1, 2019. In addition, during the three months ended March 31, 2020, we recognized a reduction to rental revenues aggregating $5.0 million related to the specific write-off of, and a general allowance for, deferred rent balances of tenants that are impacted or may potentially be impacted by uncertainties surrounding COVID-19.

Rental revenues from our Same Properties for the three months ended March 31, 2020, increased by $7.0 million, or 2.7%, to $266.2 million, compared to $259.1 million for the three months ended March 31, 2019. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2019, which was partially offset by approximately $3.1 million of specific write-off and a general allowance included in $5.0 million described above.

Tenant recoveries

Tenant recoveries for the three months ended March 31, 2020, increased by $19.5 million, or 24.3%, to $99.7 million, compared to $80.2 million for the three months ended March 31, 2019. This increase was primarily due to an increase from our Non-Same Properties as described above. Same Properties’ tenant recoveries for the three months ended March 31, 2020, increased by $6.8 million, or 8.8%, primarily due to the increase in recoverable operating expenses for the three months ended March 31, 2020, as discussed under “Rental Operations” below. As of March 31, 2020, 93% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended March 31, 2020 and 2019, was $2.3 million and $4.1 million, respectively, primarily consisting of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the three months ended March 31, 2020, increased by $27.6 million, or 27.2%, to $129.1 million, compared to $101.5 million for the three months ended March 31, 2019. Approximately $19.8 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to development and redevelopment projects placed into service and acquired properties as discussed above under “Income From Rentals.”

Same Properties’ rental operating expenses increased by $7.8 million, or 8.7%, to $98.6 million during the three months ended March 31, 2020, compared to $90.7 million for the three months ended March 31, 2019. Approximately $3.2 million of the increase was due to an increase in property tax expense resulting from higher assessed values of our properties. The remaining $4.6 million increase was mainly a result of the higher repairs and maintenance expenses, contract services, payroll, and property insurance costs incurred during the three months ended March 31, 2020.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2020, increased by $7.3 million, or 29.5%, to $32.0 million, compared to $24.7 million for the three months ended March 31, 2019. The increase was due primarily to a 19.7% increase in our employee headcount since January 1, 2019, to accommodate the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2019, as discussed under “Income From Rentals” above. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended March 31, 2020 and 2019, were 10.2% and 9.5%, respectively.

Interest expense

Interest expense for the three months ended March 31, 2020 and 2019, consisted of the following (dollars in thousands):

	Three Months Ended March 31,
Component	2020	2019	Change
Interest incurred	$70,419	$57,609	$12,810
Capitalized interest	(24,680)	(18,509)	(6,171)
Interest expense	$45,739	$39,100	$6,639

Average debt balance outstanding (1)	$7,241,621	$5,758,660	$1,482,961
Weighted-average annual interest rate (2)	3.9%	4.0%	(0.1)%

(1)	Represents the average debt balance outstanding during the respective periods.

(2)	Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$700 million unsecured senior notes payable	3.91%	July/September 2019	$6,921
$750 million unsecured senior notes payable	3.48%	July 2019	6,348
$300 million unsecured senior notes payable	4.93%	March 2019	3,235
$350 million unsecured senior notes payable – green bond	3.96%	March 2019	2,968
$400 million unsecured senior notes payable	2.87%	September 2019	2,765
$650 million unsecured senior notes payable – green bond	4.03%	June 2018/ March 2019	1,800
$700 million unsecured senior notes payable	5.05%	March 2020	477
Fluctuations in interest rate and average balance:
$1.0 billion commercial paper program			2,890
Interest rate hedge agreement in effect during the three months ended March 31, 2019			1,929
Other increase in interest			249
Total increases			29,582
Decreases in interest incurred due to:
Repayments of debt:
$550 million unsecured senior notes payable	4.75%	July/August 2019	(6,339)
$400 million unsecured senior notes payable	2.96%	July/August 2019	(2,791)
Secured construction loan	3.29%	March 2019	(1,749)
Unsecured senior bank term loans	Various	Various	(2,886)
$2.2 billion unsecured senior line of credit			(3,007)
Total decreases			(16,772)
Change in interest incurred			12,810
Increase in capitalized interest			(6,171)
Total change in interest expense			$6,639

(1)
Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to our interest rate hedge agreements, amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2020, increased by $41.4 million, or 30.9%, to $175.5 million, compared to $134.1 million for the three months ended March 31, 2019. The increase was primarily due to additional depreciation from 926,892 RSF of development and redevelopment projects placed into service subsequent to January 1, 2019, and 53 operating properties aggregating 4.6 million RSF acquired subsequent to January 1, 2019.

Impairment charges

During the three months ended March 31, 2020, we recognized impairment charges of $2.0 million in connection with real estate deal costs incurred primarily related to four potential real estate properties that we ultimately decided not to acquire.

Investment loss/income

During the three months ended March 31, 2020, we recognized investment losses aggregating $21.8 million, which included $4.7 million of realized losses and $17.1 million of unrealized losses. Realized losses consisted of $15.1 million of realized gains, offset by an impairment charge of $19.8 million primarily related to investments in two privately held entities that do not report NAV. Unrealized losses of $17.1 million during the three months ended March 31, 2020, primarily consisted of decreases in fair values of our investments in publicly traded companies. For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report. For our impairments accounting policy, refer to the “Investments” section of Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report.

During the three months ended March 31, 2019, we recognized investment income aggregating $83.6 million, which included $11.4 million of realized gains and $72.2 million of unrealized gains.

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

Equity in losses of unconsolidated real estate joint ventures

In March 2020, the impact of COVID-19 pandemic and the resulting State of Maryland’s “shelter in place” order led to the closure of a retail center owned by one of our unconsolidated joint ventures. We evaluated the recoverability of our investment in this joint venture and recognized a $7.6 million impairment charge to lower the carrying amount of our investment balance, which primarily consisted of real estate, to its estimated fair value less costs to sell. This impairment charge was classified in equity in losses of unconsolidated real estate joint ventures within our consolidated statements of operations for the three months ended March 31, 2020. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information. The impairment charge was partially offset by our equity in earnings of our unconsolidated real estate joint ventures aggregating $4.5 million during the three months ended March 31, 2020.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, as adjusted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2020, as set forth, and as adjusted, in the tables below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable GAAP measure, to funds from operations per share, non-GAAP measure, and other key assumptions included in our updated guidance for the year ending December 31, 2020. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-Looking Statements” in this Item 2.

Guidance for 2020 has been updated to reflect our current view of existing market conditions and assumptions for the year ending December 31, 2020, including the estimated impact stemming from the COVID-19 pandemic on our financial and operating results. Key updates to our 2020 guidance include the following:

•	A projected reduction in funds from operations, per share – diluted, as adjusted, primarily consisting of:

◦
a reduction of eight cents, or one percent, in projected revenues from our retail tenancy and transient/short-term parking over the remaining three quarters of 2020, for which we expect the impact to be weighted toward the second quarter of 2020. As of March 31, 2020, only 0.8% of our annual rental revenue was related to retail tenants; and

◦
approximately net neutral impact related to (i) higher interest costs related to the issuance of our $700.0 million unsecured senior notes payable in March 2020 and (ii) updated timing of deliveries of our current development and redevelopment projects as a result of COVID-19-related construction disruptions, including various executive orders restricting construction activities, offset by (iii) an improvement in EBITDA from our core operations, including early lease renewals and re-leasing of space.

Refer to the following tables for complete details on our updated 2020 guidance assumptions compared to our prior 2020 guidance assumptions disclosed on February 3, 2020. There can be no assurance that actual amounts will not be materially higher or lower than these expectations.

Projected 2020 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 4/27/20	As of 2/3/20
Earnings per share(1)	$1.69 to $1.79	$2.17 to $2.37
Depreciation and amortization of real estate assets	5.15	5.15
Impairment of real estate – rental properties(2)	0.06	—
Allocation of unvested restricted stock awards	(0.04)	(0.04)
Funds from operations per share(3)	$6.86 to $6.96	$7.28 to $7.48
Unrealized losses on non-real estate investments	0.14	—
Impairment of non-real estate investments	0.16	—
Impairment of real estate(4)	0.10	—
Allocation to unvested restricted stock awards	(0.01)	—
Funds from operations per share, as adjusted(1)	$7.25 to $7.35	$7.28 to $7.48
Midpoint	$7.30	$7.38

(1)	Excludes unrealized gains or losses after March 31, 2020, that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.

(2)	Includes a $7.6 million impairment on our investment in a recently developed retail property held by our unconsolidated real estate joint venture.

(3)
Calculated in accordance with standards established by the Advisory Board of Governors of Nareit (the “Nareit Board of Governors”). Refer to the definition of “Funds From Operations and Funds From Operations, As Adjusted, Attributable to Alexandria Real Estate Equities, Inc.’s Common Stockholders” in the “Non-GAAP Measures and Definitions” section within this Item 2 for additional information.

(4)
Includes eight cents related to an impairment charge of $10 million recognized in April 2020, in connection with a pending acquisition of an operating tech office property for which our revised economic projections declined from our initial underwriting. We reduced the carrying amount of this pre-acquisition deposit to zero dollars, concurrently with submission of our notice to terminate the transaction.

Key Assumptions(1) (Dollars in millions)	As of 4/27/20		As of 2/3/20
	Low	High	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2020(2)	94.8%	95.4%	95.4%	96.0%
Lease renewals and re-leasing of space:
Rental rate increases	28.0%	31.0%	28.0%	31.0%
Rental rate increases (cash basis)	14.0%	17.0%	14.0%	17.0%
Same property performance:
Net operating income increase	1.0%	3.0%	1.5%	3.5%
Net operating income increase (cash basis)	4.5%	6.5%	5.0%	7.0%
Straight-line rent revenue(3)	$98	$108	$113	$123
General and administrative expenses	$121	$126	$121	$126
Capitalization of interest	$102	$112	$108	$118
Interest expense	$185	$195	$169	$179

(1)
Our assumptions presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10‑K for the year ended December 31, 2019, as well as in “Item 1A. Risk Factors” within “Part II - Other Information” of this quarterly report on Form 10-Q.

(2)	Occupancy guidance has been reduced by 60 bps at the midpoint of the range and includes approximately 50% of our RSF related to our leased retail space as of March 31, 2020.

(3)
The projected reduction in straight-line rent revenue comprises: (i) about half related to the updated timing of deliveries of our current development and redevelopment projects, as a result of COVID-19-related construction disruptions, including various executive orders restricting construction activities; (ii) roughly one-third from reductions to rental income (related to deferred rents) for specific tenants, including retail tenants, and a general allowance for a pool of deferred rent balances which we do not expect to collect in full; and (iii) the remaining change is related to a reduction in projected acquisitions, including the termination of an operating tech office property acquisition in April 2020.

Key Credit Metrics	As of 4/27/20	As of 2/3/20
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2020, annualized	Less than or equal to 5.3x	Less than or equal to 5.2x
Fixed-charge coverage ratio – fourth quarter of 2020, annualized	Greater than or equal to 4.4x	Greater than 4.5x

Consolidated and unconsolidated real estate joint ventures

We present components of balance sheet and operating results information for the noncontrolling interest share of our consolidated real estate joint ventures and for our share of investments in unconsolidated real estate joint ventures to help investors estimate balance sheet and operating results information related to our partially owned entities. These amounts are estimated by computing, for each joint venture that we consolidate in our financial statements, the noncontrolling interest percentage of each financial item to arrive at the cumulative noncontrolling interest share of each component presented. In addition, for our real estate joint ventures that we do not control and do not consolidate, we apply our economic ownership percentage to the unconsolidated real estate joint ventures to arrive at our proportionate share of each component presented. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for further discussion.

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share
225 Binney Street/Greater Boston/Cambridge	70.0%
75/125 Binney Street/Greater Boston/Cambridge	60.0%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	40.0%
1500 Owens Street/San Francisco/Mission Bay/SoMa	49.9%
Alexandria Technology Center® – Gateway/San Francisco/South San Francisco(2)	55.2%
500 Forbes Boulevard/San Francisco/South San Francisco	90.0%
Campus Pointe by Alexandria/San Diego/University Town Center(3)	45.0%
5200 Illumina Way/San Diego/University Town Center	49.0%
9625 Towne Centre Drive/San Diego/University Town Center	49.9%
SD Tech by Alexandria/San Diego/Sorrento Mesa	50.0%

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(4)
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	10.0%
Menlo Gateway/San Francisco/Greater Stanford	49.0%
704 Quince Orchard Road/Maryland/Gaithersburg	56.8% (5)

(1)	In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in six other joint ventures in North America.

(2)
Includes 601, 611, 651, 681, 685, 701, and 751 Gateway Boulevard and excess land in our South San Francisco submarket. Noncontrolling interest share is anticipated to be 49% as we make further contributions over time.

(3)	Excludes 9880 Campus Point Drive in our University Town Center submarket.

(4)	In addition to the unconsolidated real estate joint ventures listed, we hold an interest in two other insignificant unconsolidated real estate joint venture in North America.

(5)	Represents our ownership interest; our voting interest is limited to 50%.

Our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms as of March 31, 2020 (dollars in thousands):

		Maturity Date	Stated Rate	Interest Rate(1)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share				Debt Balance(2)
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	2.90%	$9,954
1655 and 1725 Third Street(3)	10.0%	3/10/25	4.50%	4.81%	590,844
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%	98,807
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%	141,475
					$841,080

(1)	Includes interest expense and amortization of loan fees.

(2)	Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2020.

(3)
In March 2020, we completed the refinancing of a secured construction loan with an outstanding balance of $313.2 million and interest rate of L+3.70% to a fixed-rate loan that bears an interest rate of 4.50%.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures (in thousands):

	Three Months Ended March 31, 2020
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Total revenues	$37,777	$10,644
Rental operations	(10,095)	(1,418)
	27,682	9,226
General and administrative	(117)	(84)
Interest	—	(1,971)
Depreciation and amortization	(15,870)	(2,643)
Impairment of real estate	—	(7,644)
Fixed returns allocated to redeemable noncontrolling interests(1)	218	—
	$11,913	$(3,116)

Straight-line rent and below-market lease revenue	$1,962	$5,853
Funds from operations(2)	$27,783	$7,171

(1)
Represents an allocation of joint venture earnings to redeemable noncontrolling interests primarily in one property in our South San Francisco submarket. These redeemable noncontrolling interests earn a fixed return on their investment rather than participate in the operating results of the property.

(2)
Refer to the definition of “Funds From Operations and Funds From Operations, As Adjusted, Attributable to Alexandria Real Estate Equities, Inc.’s Common Stockholders” in the “Non-GAAP Measures and Definitions” section within this Item 2 for the definition and the reconciliation from the most directly comparable GAAP measure.

	As of March 31, 2020
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$1,449,462	$460,425
Cash, cash equivalents, and restricted cash	42,788	18,711
Other assets	169,291	46,579
Secured notes payable	—	(181,129)
Other liabilities	(69,862)	(18,921)
Redeemable noncontrolling interests	(12,013)	—
	$1,579,666	$325,665

During the three months ended March 31, 2020 and 2019, our consolidated real estate joint ventures distributed an aggregate of $16.7 million and $9.7 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investments

We present our equity investments at fair value whenever fair value or NAV is readily available. Adjustments for our limited partnership investments represent changes in reported NAV as a practical expedient to estimate fair value. For investments without readily available fair values, we adjust the carrying amount whenever such investments have an observable price change, and further adjustments are not made until another price change, if any, is observed. Refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

(In thousands)	Three Months Ended March 31, 2020		Year Ended December 31, 2019
Realized (losses) gains	$(4,677)	(1)	$33,158	(2)
Unrealized (losses) gains	(17,144)		161,489
Investment (loss) income	$(21,821)		$194,647

Investments (In thousands)	Cost	Adjustments		Carrying Amount
Fair value:
Publicly traded companies	$140,762	$146,464	(3)	$287,226
Entities that report NAV	285,557	165,617		451,174

Entities that do not report NAV:
Entities with observable price changes	51,254	72,418		123,672
Entities without observable price changes	261,410	—		261,410
March 31, 2020	$738,983	$384,499		$1,123,482

December 31, 2019	$738,951	$401,643		$1,140,594

(1)	Includes realized gains of $15.1 million and impairments primarily related to two privately held non-real estate investments of $19.8 million for the three months ended March 31, 2020.

(2)	Includes realized gains of $50.3 million and impairments related to privately held non-real estate investments of $17.1 million for the year ended December 31, 2019.

(3)	Includes gross unrealized gains and losses of $175.6 million and $29.1 million, respectively.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

Liquidity

Liquidity		Debt Issuances Over the Trailing Five Quarters

$4.0B
		Issuances of Unsecured Senior Notes Payable	$3.4B

		Weighted-Average Interest Rate	3.95%
(In millions)
$2.2 billion unsecured senior line of credit	$1,979
Outstanding forward equity sales agreements	524	Weighted-Average Remaining Term as of March 31, 2020	15.4 years
Cash, cash equivalents, and restricted cash	488
Investments in publicly traded companies	287
Liquidity as of March 31, 2020	3,278
$750.0 million unsecured senior line of credit completed in April 2020	750
Total	$4,028

Net Debt to Adjusted EBITDA(1)		Fixed-Charge Coverage Ratio(1)

(1)	Quarter annualized.

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, and payment of dividends through net cash provided by operating activities, periodic asset sales, strategic real estate joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our unsecured senior lines of credit, issuance under our commercial paper program, and issuance of additional debt and/or equity securities.

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

•	Maintain commitment to long-term capital to fund growth;

•	Maintain prudent laddering of debt maturities;

•	Maintain solid credit metrics;

•	Maintain significant balance sheet liquidity;

•	Mitigate variable-rate debt exposure through the reduction of short-term and medium-term variable-rate bank debt;

•	Maintain a large unencumbered asset pool to provide financial flexibility;

•	Fund common stock dividends and distributions to noncontrolling interests from net cash provided by operating activities;

•	Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate; and

•	Maintain high levels of pre-leasing and percentage leased in value-creation projects.

In addition, refer to “Item 1A. Risk Factors” within “Part II – Other Information” of this quarterly report on Form 10-Q for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

The following table presents the availability under our unsecured senior lines of credit less amounts outstanding on our commercial paper program; cash, cash equivalents, and restricted cash; forward equity sales agreements; and investments in publicly traded companies as of March 31, 2020 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
Availability under our $2.2 billion unsecured senior line of credit	L+0.825%	$2,200,000	$221,000	$1,979,000
Outstanding forward equity sales agreements				524,297
Cash, cash equivalents, and restricted cash				488,371
Investments in publicly traded companies				287,226
Liquidity as of March 31, 2020				3,278,894
$750.0 million unsecured senior line of credit(1)				750,000
Total				$4,028,894

(1)    In April 2020, we obtained incremental financing through a two-year $750.0 million unsecured senior line of credit.

Cash, cash equivalents, and restricted cash

As of March 31, 2020, and December 31, 2019, we had $488.4 million and $242.7 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, cash flows from operating activities, proceeds from real estate asset sales, non-real estate investment sales, borrowings under our unsecured senior lines of credit, issuances under our commercial paper program, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by operating activities	$191,267	$136,730	$54,537
Net cash used in investing activities	$(833,592)	$(734,333)	$(99,259)
Net cash provided by financing activities	$889,675	$640,806	$248,869

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the three months ended March 31, 2020, increased to $191.3 million, compared to $136.7 million for the three months ended March 31, 2019. This increase was primarily attributable to (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2019, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2019.

Investing activities

Cash used in investing activities for the three months ended March 31, 2020 and 2019, consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019
Sources of cash from investing activities:
Sales of non-real estate investments	$30,910	$26,200	$4,710
Return of capital from unconsolidated real estate joint ventures	20,224	—	20,224
Deposits for investing activities	4,834	500	4,334
	55,968	26,700	29,268
Uses of cash for investing activities:
Purchases of real estate	482,409	418,358	64,051
Additions to real estate	373,499	241,049	132,450
Investments in unconsolidated real estate joint ventures	2,592	52,634	(50,042)
Additions to non-real estate investments	31,060	48,992	(17,932)
	889,560	761,033	128,527

Net cash used in investing activities	$833,592	$734,333	$99,259

The increase in net cash used in investing activities for the three months ended March 31, 2020, was primarily due to an increased use of cash for property acquisitions and additions to real estate, partially offset by the increased sources of cash for sale of non-real estate investments and higher return of capital from unconsolidated real estate joint ventures. Refer to Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1 of this report for further information.

Financing activities

Cash flows provided by financing activities for the three months ended March 31, 2020 and 2019, consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Proceeds from issuance of unsecured senior notes payable	$699,531	$854,209	$(154,678)
Repayments of borrowings from secured notes payable	(1,479)	(301,343)	299,864
Borrowings from unsecured senior line of credit	783,000	1,405,000	(622,000)
Repayments of borrowings from unsecured senior line of credit	(946,000)	(1,613,000)	667,000
Proceeds from issuance of commercial paper program	2,158,900	—	2,158,900
Repayments of borrowings from commercial paper program	(2,158,900)	—	(2,158,900)
Payments of loan fees	(7,954)	(15,225)	7,271
Changes related to debt	527,098	329,641	197,457

Contributions from and sales of noncontrolling interests	2,756	440,671	(437,915)
Distributions to and purchases of noncontrolling interests	(16,986)	(9,709)	(7,277)
Proceeds from issuance of common stock	504,338	—	504,338
Dividend payments	(126,278)	(110,468)	(15,810)
Taxes paid related to net settlement of equity awards	(1,253)	(89)	(1,164)
Repurchase of 7.00% Series D cumulative convertible preferred stock	—	(9,240)	9,240
Net cash provided by financing activities	$889,675	$640,806	$248,869

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2020, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key sources and uses of capital for 2020 have been updated to reflect our current view of existing market conditions and assumptions for the year ending December 31, 2020, including the estimated impact stemming from the COVID-19 pandemic on our financial statements and operations. We have reduced our forecasted remaining required sources of capital from real estate dispositions, partial interest sales, and common equity from $925 million to zero dollars as a result of a reduction in construction and acquisitions by an aggregate $940 million at the midpoints of each respective guidance range. Importantly, upon improvement of market conditions, we have the option, on a project-by-project basis, to address demand for our development and redevelopment projects.

Key Sources and Uses of Capital (In millions)	As of 4/27/20				As of 2/3/20
	Range		Midpoint	Certain Completed Items	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$185	$225	$205		$200	$240	$220
Incremental debt	355	315	335	see below	400	360	380
Real estate dispositions, partial interest sales, and common equity (refer to the “Executive Summary” and “Investments in Real Estate” sections within Item 2 of this report for additional information)(1)	970	1,170	1,070	$1,076 (1)	1,850	2,050	1,950
Total sources of capital	$1,510	$1,710	$1,610		$2,450	$2,650	$2,550

Uses of capital:
Construction (refer to the “Investments in Real Estate” section within Item 2 of this report for additional information)	$910	$1,010	$960		$1,550	$1,650	$1,600
Acquisitions (refer to the “Executive Summary” section within Item 2 of this report for additional information)(2)	600	700	650	$598	900	1,000	950
Total uses of capital	$1,510	$1,710	$1,610		$2,450	$2,650	$2,550

Incremental debt (included above):
Issuance of unsecured senior notes payable	$700	$700	$700	$700	$550	$650	$600
$3.0 billion unsecured senior lines of credit and other	(345)	(385)	(365)		(150)	(290)	(220)
Incremental debt	$355	$315	$335		$400	$360	$380

(1)
In January 2020, we completed $1.0 billion of forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $155.00 per share, before underwriting discounts. In March 2020, we settled 3.4 million shares from our forward equity sales agreements and received proceeds of $500.0 million. As of April 27, 2020, 3.5 million shares of our common stock remain outstanding under forward equity sales agreements, for which we expect to receive proceeds of $524.3 million to be further adjusted as provided in the sales agreements. We expect to settle the remaining outstanding forward equity sales agreements in 2020. In April 2020, we completed a sale a partial interest in properties at 9808 and 9868 Scranton Road in our Sorrento Mesa submarket to the existing SD Tech by Alexandria consolidated real estate joint venture, of which we own 50%. We received proceeds of $51.1 million for the 50% interest in the properties that our joint venture partner acquired through the joint venture.

(2)
Excludes the formation of a consolidated joint venture with Boston Properties, Inc. through non-cash contributions of real estate. Refer to Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to these unaudited consolidated financial statements under Item 1 of this report for additional details on this transaction.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors”; and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10‑K for the year ended December 31, 2019. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $185.0 million to $225.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2020, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed, along with contributions from Same Properties and recently acquired properties, to contribute significant increases in income from rentals, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $37 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash Flows” subsection of the “Liquidity” section within this Item 2 of this report for a discussion of cash flows provided by operating activities for the three months ended March 31, 2020.

Debt

As of March 31, 2020, we have an outstanding balance of $221.0 million on our $2.2 billion unsecured senior line of credit. Our $2.2 billion unsecured senior line of credit bears an interest rate of LIBOR plus 0.825% and matures on January 28, 2024, which includes two six-month extension options that we control.

We use our $2.2 billion unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties. Borrowings under the $2.2 billion unsecured senior line of credit bear interest at a “Eurocurrency Rate,” a “LIBOR Floating Rate,” or a “Base Rate” specified in the $2.2 billion unsecured senior line of credit agreement plus, in any case, the Applicable Margin. The Eurocurrency Rate specified in the $2.2 billion unsecured senior line of credit agreement is, as applicable, the rate per annum equal to either (i) the LIBOR or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The LIBOR Floating Rate means, for any day, one month LIBOR, or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in U.S. dollars. The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our $2.2 billion unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate. In addition to the cost of borrowing, the $2.2 billion unsecured senior line of credit is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding.

We expect to fund a portion of our capital needs for the remainder of 2020 from the settlement of our outstanding forward equity sales agreement, from issuances under our commercial paper program discussed below, and from borrowings under our $2.95 billion unsecured senior lines of credit.

We established a commercial paper program with the ability to issue up to $1.0 billion of commercial paper notes generally with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our $2.2 billion unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our $2.2 billion unsecured senior line of credit equal to any outstanding balance on our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance.

In March 2020, we completed an offering of $700.0 million of unsecured senior notes payable due on December 15, 2030, at an interest rate of 4.90% for net proceeds of $691.6 million. The net proceeds were used to reduce the outstanding indebtedness under our $2.2 billion unsecured senior line of credit and commercial paper program. Since January 1, 2019, we have completed the issuances of $3.4 billion in unsecured senior notes, with a weighted-average interest rate of 3.95% and a weighted-average maturity as of March 31, 2020 of 15.4 years.

In March 2020, we increased the aggregate amount, which we may issue from time to time, under our commercial paper program from $750.0 million to $1.0 billion. Our commercial paper program remains backed by our $2.2 billion unsecured senior line of credit, and any outstanding balance on our commercial paper will reduce our line of credit borrowing capacity. The commercial paper notes sold during the three months ended March 31, 2020, were issued at a weighted-average yield to maturity of 1.84%. As of March 31, 2020, we had no outstanding borrowings under our commercial paper program.

Proactive management of transition away from LIBOR

LIBOR has been used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including variable-rate debt and interest rate swap contracts. However, it is expected that LIBOR will no longer be used after 2021. To address the increased risk of LIBOR discontinuation, in the U.S. the Alternative Reference Rates Committee (“ARRC”) was established to help ensure the successful transition from LIBOR. In June 2017, the ARRC selected the SOFR, a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. We have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•
We have proactively reduced outstanding LIBOR-based borrowings under our unsecured senior bank term loans and secured construction loans through repayments. From January 2017 to March 2020, we retired approximately $1.5 billion of such debt.

•
During 2020, we increased the aggregate amount of our commercial paper program to $1.0 billion from $750.0 million. This program provides us with ability to issue commercial paper notes bearing interest at short-term fixed rates, generally with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subjected to LIBOR and is used for funding short-term working capital needs. As of March 31, 2020, we had no borrowings outstanding under our commercial paper program.

•
We continue to prudently manage outstanding borrowings under our $2.2 billion unsecured senior line of credit, which represented less than 3% of our total debt balance outstanding as of March 31, 2020. Excluding LIBOR-based debt held by our unconsolidated joint ventures, borrowings under our $2.2 billion unsecured senior line of credit represented our only LIBOR-based debt outstanding as of March 31, 2020.

•
Our $2.2 billion unsecured senior line of credit contains fallback language generally consistent with the ARRC’s Amendment Approach, which provides a streamlined amendment approach for negotiating a benchmark replacement and introduces clarity with respect to the fallback trigger events and an adjustment to be applied to the successor rate.

•	We continue to monitor developments by the ARRC and other governing bodies involved in LIBOR transition.

In April 2020, we closed an additional unsecured senior line of credit with $750.0 million of available commitments. The new unsecured senior line of credit matures on April 14, 2022, and bears interest at LIBOR + 1.05%. Pursuant to the terms of the agreement, we are required to repay the facility, if applicable, and reduce commitments available upon receiving the net proceeds from certain qualifying events, including new corporate debt and 50% of proceeds from the issuance of common stock, as provided in the credit agreement. Including our existing $2.2 billion unsecured senior line of credit, commitments available under our unsecured credit facilities aggregate $2.95 billion. Refer to Note 10 – “Secured and Unsecured Senior Debt” to these unaudited consolidated financial statements for additional information.

Refer to Note 10 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report and “Item 1A. Risk Factors” of our annual report on Form 10‑K for the year ended December 31, 2019, for additional information about our management of risks related to the transition away from LIBOR.

Real estate dispositions and common equity

We expect to continue the disciplined execution of select sales of operating assets. Future sales will provide an important source of capital to fund a portion of our highly leased value-creation development and redevelopment projects. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2020, we expect real estate dispositions, partial interest sales, and issuances of common equity ranging from $1.0 billion to $1.2 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold. In addition, the amount of common equity issued will be subject to market conditions. As of March 31, 2020, we have completed $1.1 billion including $1.0 billion from our forward equity sales agreements and $51.1 million from our partial interest sale at 9808 and 9868 Scranton Road in our Sorrento Mesa submarket.

Common equity transactions

In January 2020, we completed $1.0 billion of forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $155.00 per share, before underwriting discounts. In March 2020, we settled 3.4 million shares from our forward equity sales agreement and received proceeds of $500.0 million. We expect to receive proceeds of approximately $524.3 million upon settlement of the remaining outstanding forward equity sales agreements, to be further adjusted as provided in the sales agreements, which we expect to fund pending and recently completed acquisitions and the construction of our highly leased development projects.

In February 2020, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $850.0 million of our common stock. As of March 31, 2020, the remaining availability under this ATM program was approximately $843.7 million.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the three months ended March 31, 2020, we received $2.8 million of contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 2.1 million RSF of Class A office/laboratory and tech office space undergoing construction, 6.5 million RSF of near-term and intermediate-term development and redevelopment projects, and 4.1 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A Development and Redevelopment Properties: Projects Under Construction” and “Summary of Capital Expenditures” subsections of the “Investments in Real Estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2020 and 2019, of $24.7 million and $18.5 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, pre-construction, and construction projects, which aggregated $14.7 million and $9.8 million for the three months ended March 31, 2020 and 2019, respectively. The increase in capitalized payroll and other indirect project costs for the three months ended March 31, 2020, compared to the same period in 2019 was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities aggregating six projects with 4.5 million RSF in 2020 over 2019. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $3.9 million for the three months ended March 31, 2020.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the three months ended March 31, 2020, we capitalized total initial direct leasing costs of $10.6 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section of Note 3 – “Investments in Real Estate” to our unaudited consolidated financial statements under Item 1, and the “Acquisitions” subsection of the “Investments in Real Estate” section under Item 2 of this report for information on our acquisitions.

Dividends

During the three months ended March 31, 2020 and 2019, we paid the following dividends (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Common stock	$126,278	$109,342	$16,936
Series D Convertible Preferred Stock	—	1,126	(1,126)
	$126,278	$110,468	$15,810

The increase in dividends paid on our common stock during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2019, as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $1.03 per common share paid during the three months ended March 31, 2020, from $0.97 per common share paid during the three months ended March 31, 2019.

The decrease in dividends paid on our Series D Convertible Preferred Stock during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due to a decrease in number of shares outstanding as a result of the repurchase of 275,000 outstanding shares of our Series D Convertible Preferred Stock in 2019 and the conversion of the remaining 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock during 2019. As of March 31, 2020, we had no outstanding shares of Series D Convertible Preferred Stock.

Contractual obligations and commitments

Contractual obligations as of March 31, 2020, consisted of the following (in thousands):

		Payments by Period
	Total	2020	2021–2022	2023–2024	Thereafter
Secured and unsecured debt(1)(2)	$7,331,961	$4,939	$14,128	$1,659,107	$5,653,787
Estimated interest payments on fixed-rate debt(3)	3,097,918	196,012	569,201	511,055	1,821,650
Ground lease obligations – operating leases	710,160	11,036	30,242	30,811	638,071
Ground lease obligations – finance lease	36,177	310	832	840	34,195
Other obligations	28,248	1,498	4,895	5,469	16,386
Total	$11,204,464	$213,795	$619,298	$2,207,282	$8,164,089

(1)	Amounts represent principal amounts due and exclude unamortized premiums (discounts) and deferred financing costs reflected in the consolidated balance sheets under Item 1 of this report.

(2)	Payment dates reflect any extension options that we control.

(3)	Amounts are based upon contractual interest rates, including interest payment dates and scheduled maturity dates.

Secured notes payable

Secured notes payable as of March 31, 2020, consisted of six notes secured by 11 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.57%. As of March 31, 2020, the total book value of our investments in real estate securing debt was approximately $1.1 billion. Additionally, as of March 31, 2020, our entire secured notes payable balance of $347.1 million, including unamortized discounts and deferred financing costs, was fixed-rate debt.

Unsecured senior notes payable and $2.2 billion unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of March 31, 2020, were as follows:

Covenant Ratios(1)	Requirement	March 31, 2020
Total Debt to Total Assets	Less than or equal to 60%	34%
Secured Debt to Total Assets	Less than or equal to 40%	2%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	6.4x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	277%

(1)	All covenant ratio titles utilize terms as defined in the respective debt agreements.

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

The requirements of, and our actual performance with respect to, the key financial covenants under our $2.2 billion unsecured senior line of credit as of March 31, 2020, were as follows:

Covenant Ratios(1)	Requirement	March 31, 2020
Leverage Ratio	Less than or equal to 60.0%	30.1%
Secured Debt Ratio	Less than or equal to 45.0%	1.4%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.81x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	5.89x

(1)	All covenant ratio titles utilize terms as defined in the credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt were calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of March 31, 2020, 97% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and Unsecured Senior Debt” to our unaudited consolidated financial statements under Item 1 of this report.

Ground lease obligations

Operating lease agreements

Ground lease obligations as of March 31, 2020, included leases for 33 of our properties, which accounted for approximately 11% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $7.6 million as of March 31, 2020, our ground lease obligations have remaining lease terms ranging from approximately 34 to 95 years, including available extension options that we are reasonably certain to exercise.

As of March 31, 2020, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $710.2 million and $28.2 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of March 31, 2020, the present value of the remaining contractual payments, aggregating $738.4 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $293.2 million, which is classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of March 31, 2020, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 44 years, and the weighted-average discount rate was 5.16%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $285.1 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease Accounting” section of Note 2 – “Summary of Significant Accounting Policies” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Commitments

As of March 31, 2020, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.3 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $11.1 million primarily related to construction projects.

We are committed to funding approximately $219.9 million for non-real estate investments primarily related to our investments in limited partnerships. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.4 years as of March 31, 2020.

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

Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the three months ended March 31, 2020, due to net unrealized losses on foreign currency translation (in thousands):

Total
Balance as of December 31, 2019	$(9,749)

Other comprehensive loss before reclassifications	(5,857)
Net other comprehensive loss	(5,857)

Balance as of March 31, 2020	$(15,606)

Interest rate hedge agreements

Changes in our accumulated other comprehensive income (loss) balance include the reclassification adjustments that relate to our interest rate hedge agreements. Upon termination of our hedged variable-rate debt instruments and related interest rate hedge agreements during the year ended December 31, 2019, we reclassified the entire accumulated other comprehensive loss balance related to the terminated interest rate hedge agreements to interest expense in our consolidated statements of operations.

Foreign currency translation

Changes in our accumulated other comprehensive income (loss) balance include the changes in the foreign exchange rates for our real estate investments in Canada and Asia. We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents on a combined basis for the Issuer and the Guarantor Subsidiary balance sheet financial information as of March 31, 2020, and December 31, 2019, and results of operations and comprehensive income for the three months ended March 31, 2020. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts, as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and year ended December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Assets:
Cash, cash equivalents, and restricted cash	$283,570	$4,432
Other assets	78,337	71,036
Total assets	$361,907	$75,468

Liabilities:
Unsecured senior notes payable	$6,736,999	$6,044,127
Unsecured senior line of credit	221,000	384,000
Other liabilities	293,159	278,858
Total liabilities	$7,251,158	$6,706,985

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Total revenues	$5,468	$22,731
Total expenses	(77,126)	(317,896)
Net loss	(71,658)	(295,165)
Net income attributable to unvested restricted stock awards and preferred stock	(1,925)	(12,170)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(73,583)	$(307,335)

Critical accounting policies

Refer to our annual report on Form 10‑K for the year ended December 31, 2019, for a discussion of our critical accounting policies related to REIT compliance, investments in real estate, impairment of long-lived assets, equity investments, interest rate hedge agreements, liability and right-of-use assets related to operating leases in which we are the lessee, and monitoring of tenant credit quality.

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

Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Nareit Board of Governors established funds from operations as an improved measurement tool. Since its introduction, funds from operations has become a widely used non-GAAP financial measure among equity REITs. We believe that funds from operations is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that funds from operations, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences recognized because of real estate investment and disposition decisions, financing decisions, capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. On January 1, 2019, we adopted standards established by the Nareit Board of Governors in its November 2018 White Paper (the “Nareit White Paper”) on a prospective basis. The Nareit White Paper defines funds from operations as net income (computed in accordance with GAAP), excluding gains or losses on sales of real estate, and impairments of real estate, plus depreciation and amortization of operating real estate assets, and after adjustments for our share of consolidated and unconsolidated partnerships and real estate joint ventures. Impairments represent the write-down of assets when fair value over the recoverability period is less than the carrying value due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.

We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White Paper, excluding significant gains, losses, and impairments realized on non-real estate investments, unrealized gains or losses on non-real estate investments, gains or losses on early extinguishment of debt, gains or losses on early termination of interest rate hedge agreements, preferred stock redemption charges, deal costs, the income tax effect related to such items, and the amount of such items that is allocable to our unvested restricted stock awards. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31, 2020
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Net income (loss)	$11,913	$(3,116)
Depreciation and amortization	15,870	2,643
Impairment of real estate	—	7,644
Funds from operations	$27,783	$7,171

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three months ended March 31, 2020 and 2019. Per share amounts may not add due to rounding.

	Three Months Ended March 31,
(In thousands)	2020		2019
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$16,840		$123,598
Depreciation and amortization of real estate assets(1)	172,628		134,087
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(15,870)		(5,419)
Our share of depreciation and amortization from unconsolidated real estate JVs	2,643		846
Impairment of real estate – rental properties	7,644	(2)	—
Assumed conversion of 7.00% Series D cumulative convertible preferred stock	—		1,026
Allocation to unvested restricted stock awards	(847)		(2,054)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	183,038		252,084
Unrealized losses (gains) on non-real estate investments	17,144		(72,206)
Impairment of non-real estate investments	19,780	(3)	—
Impairment of real estate	2,003		—
Loss on early extinguishment of debt	—		7,361
Preferred stock redemption charge	—		2,580
Removal of assumed conversion of 7.00% Series D cumulative convertible preferred stock	—		(1,026)
Allocation to unvested restricted stock awards	(591)		990
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$221,374		$189,783

(1)	Calculated in accordance with standards established by the Nareit Board of Governors.

(2)
Relates to our investment in a recently developed retail property held by our unconsolidated real estate joint venture. Refer to the “Sales of Partial Interests, Formation of a Consolidated Joint Venture and Impairment of an Unconsolidated Joint Venture” section of Note 4 – “Consolidated and Unconsolidated Real Estate Joint Ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

(3)	Primarily relates to two privately held non-real estate investments.

	Three Months Ended March 31,
(Per share)	2020		2019
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$0.14		$1.11
Depreciation and amortization of real estate assets(1)	1.31		1.17
Impairment of real estate – rental properties	0.06	(2)	—
Allocation to unvested restricted stock awards	(0.01)		(0.02)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	1.50		2.26
Unrealized losses (gains) on non-real estate investments	0.14		(0.65)
Impairment of non-real estate investments	0.16		—
Impairment of real estate	0.02	(2)	—
Loss on early extinguishment of debt	—		0.07
Preferred stock redemption charge	—		0.02
Allocation to unvested restricted stock awards	—		0.01
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.82		$1.71

Weighted-average shares of common stock outstanding(3) for calculations of:
EPS – diluted	121,785		111,054
Funds from operations – diluted, per share	121,785		111,635
Funds from operations – diluted, as adjusted, per share	121,785		111,054

(1)	Calculated in accordance with standards established by the Nareit Board of Governors.

(2)	Refer to footnotes on the previous page for additional information.

(3)	Refer to the definition of “Weighted-Average Shares of Common Stock Outstanding – Diluted” within this section of this Item 2 for additional information.

Adjusted EBITDA and Adjusted EBITDA margin

We use Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and impairments of real estate. Adjusted EBITDA also excludes unrealized gains or losses and significant realized gains and impairments that result from our non-real estate investments. These non-real estate investment amounts are classified in our consolidated statements of operations outside of revenues.

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

The following table reconciles net income and revenues, the most directly comparable financial measures calculated and presented in accordance with GAAP, to Adjusted EBITDA and revenues, as adjusted, respectively, for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$30,678	$136,818
Interest expense	45,739	39,100
Income taxes	1,341	1,297
Depreciation and amortization	175,496	134,087
Stock compensation expense	9,929	11,029
Loss on early extinguishment of debt	—	7,361
Unrealized losses (gains) on non-real estate investments	17,144	(72,206)
Impairment of real estate	9,647	—
Impairment of non-real estate investments	19,780	—
Adjusted EBITDA	$309,754	$257,486

Revenues	$439,919	$358,842
Non-real estate investments – total realized (losses) gains	(4,677)	11,350
Impairment of non-real estate investments	19,780	—
Revenues, as adjusted	$455,022	$370,192

Adjusted EBITDA margin	68%	70%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental amount, in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of March 31, 2020, approximately 93% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

Cash interest

Cash interest is equal to interest expense calculated in accordance with GAAP plus capitalized interest, less amortization of loan fees and debt premiums (discounts). Refer to the definition of “Fixed-Charge Coverage Ratio” within this section of this Item 2 for a reconciliation of interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest.

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

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science, technology, and agtech campuses in AAA urban innovation clusters. These projects are generally focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Development projects generally consist of the ground-up development of generic and reusable facilities. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into office/laboratory, tech office, or agtech space. We generally will not commence new development projects for aboveground construction of new Class A office/laboratory, tech office, and agtech space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A properties.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA	$309,754	$257,486

Interest expense	$45,739	$39,100
Capitalized interest	24,680	18,509
Amortization of loan fees	(2,247)	(2,233)
Amortization of debt premiums	888	801
Cash interest	69,060	56,177
Dividends on preferred stock	—	1,026
Fixed charges	$69,060	$57,203

Fixed-charge coverage ratio:
– period annualized	4.5x	4.5x
– trailing 12 months	4.2x	4.2x

Initial stabilized yield (unlevered)

Initial stabilized yield is calculated as the estimated amounts of net operating income at stabilization divided by our investment in the property. Our initial stabilized yield excludes the benefit of leverage. Our cash rents related to our value-creation projects are generally expected to increase over time due to contractual annual rent escalations. Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs.

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended March 31, 2020, as reported by Bloomberg Professional Services. In addition, we monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decline below $10 billion, which are not immediately reflected in the twelve‑month average, may result in their exclusion from this measure.

Investments in real estate – value-creation square footage currently in rental properties

The following table represents RSF of buildings in operation as of March 31, 2020, that will be redeveloped or replaced with new development RSF upon commencement of future construction:

Property/Submarket	RSF
Intermediate-term projects:
651 Gateway Boulevard/South San Francisco	300,010
3825 Fabian Way/Greater Stanford	250,000
960 Industrial Road/Greater Stanford	110,000
9363, 9373, and 9393 Towne Centre Drive/University Town Center	112,012
10260 Campus Point Drive/University Town Center	109,164
10931 and 10933 North Torrey Pines Road/Torrey Pines	92,450
973,636
Future projects:
3875 Fabian Way/Greater Stanford	228,000
219 East 42nd Street/New York City	349,947
4161 Campus Point Court/University Town Center	159,884
4110 Campus Point Court/University Town Center	14,423
4045 Sorrento Valley Boulevard/Sorrento Valley	10,926
4075 Sorrento Valley Boulevard/Sorrento Valley	40,000
601 Dexter Avenue North/Lake Union	18,680
821,860
Total value-creation RSF currently included in rental properties	1,795,496

Joint venture financial information

We present components of balance sheet and operating results information related to our joint ventures, which are not presented, or intended to be presented, in accordance with GAAP. We present the proportionate share of certain financial line items as follows: (i) for each real estate joint venture that we consolidate in our financial statements, which are controlled by us through contractual rights or majority voting rights, but of which we own less than 100%, we apply the noncontrolling interest economic ownership percentage to each financial item to arrive at the amount of such cumulative noncontrolling interest share of each component presented; and (ii) for each real estate joint venture that we do not control and do not consolidate, and are instead controlled jointly or by our joint venture partners through contractual rights or majority voting rights, we apply our economic ownership percentage to each financial item to arrive at our proportionate share of each component presented.

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

Net debt to Adjusted EBITDA

Net debt to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure in evaluating our balance sheet leverage. Net debt is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash. Refer to the definition of “Adjusted EBITDA and Adjusted EBITDA Margin” within this section of this Item 2 for further information on the calculation of Adjusted EBITDA.

The following table reconciles debt to net debt and computes the ratio to Adjusted EBITDA as of March 31, 2020, and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
Secured notes payable	$347,136		$349,352
Unsecured senior notes payable	6,736,999		6,044,127
Unsecured senior line of credit	221,000		384,000
Unamortized deferred financing costs	53,807		47,299
Cash and cash equivalents	(445,255)		(189,681)
Restricted cash	(43,116)		(53,008)
Net debt	$6,870,571		$6,582,089

Adjusted EBITDA:
– quarter annualized	$1,239,016		$1,148,620
– trailing 12 months	$1,137,650		$1,085,382

Net debt to Adjusted EBITDA:
– quarter annualized	5.5	x	5.7	x
– trailing 12 months	6.0	x	6.1	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income, and to net operating income (cash basis) for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$30,678	$136,818

Equity in losses (earnings) of unconsolidated real estate joint ventures	3,116	(1,146)
General and administrative expenses	31,963	24,677
Interest expense	45,739	39,100
Depreciation and amortization	175,496	134,087
Impairment of real estate	2,003	—
Loss on early extinguishment of debt	—	7,361
Investment loss (income)	21,821	(83,556)
Net operating income	310,816	257,341
Straight-line rent revenue	(20,597)	(26,965)
Amortization of acquired below-market leases	(15,964)	(7,148)
Net operating income (cash basis)	$274,255	$223,228

Net operating income (cash basis) – annualized	$1,097,020	$892,912

Net operating income (from above)	$310,816	$257,341
Total revenues	$439,919	$358,842
Operating margin	71%	72%

Net operating income is a non-GAAP financial measure calculated as net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairments of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and investment income or loss. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for investors to evaluate the operating performance of our consolidated real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease revenue adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent revenue and the amortization of acquired above- and below-market leases.

Furthermore, we believe net operating income is useful to investors as a performance measure for our consolidated properties because, when compared across periods, net operating income reflects trends in occupancy rates, rental rates, and operating costs, which provide a perspective not immediately apparent from net income or loss. Net operating income can be used to measure the initial stabilized yields of our properties by calculating net operating income generated by a property divided by our investment in the property. Net operating income excludes certain components from net income in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort comparability of operating performance at the property level. Impairments of real estate have been excluded in deriving net operating income because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions or a deterioration in market conditions. We also exclude realized and unrealized investment income or loss, which results from investment decisions that occur at the corporate level related to non-real estate investments in publicly traded companies and certain privately held entities. Therefore, we do not consider these activities to be an indication of operating performance of our real estate assets at the property level. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to corporate strategy. Property operating expenses included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. We calculate operating margin as net operating income divided by total revenues.

We believe that in order to facilitate for investors a clear understanding of our operating results, net operating income should be examined in conjunction with net income or loss as presented in our consolidated statements of operations. Net operating income should not be considered as an alternative to net income or loss as an indication of our performance, nor as an alternative to cash flows as a measure of our liquidity or our ability to make distributions.

Operating statistics

We present certain operating statistics related to our properties, including number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute the number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations at 100% for all properties in which we have an investment, including properties owned by our consolidated and unconsolidated real estate joint ventures. For operating metrics based on annual rental revenue, refer to the definition of “Annual Rental Revenue” within this section of this Item 2.

Same property comparisons

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development or redevelopment properties recently placed into service, the consolidated total income from rentals, as well as rental operating expenses in our operating results, can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given quarterly or annual period, we analyze the operating performance for all consolidated properties that were fully operating for the entirety of the comparative periods presented, referred to as same properties. We separately present quarterly and year-to-date same property results to align with the interim financial information required by the SEC in our management’s discussion and analysis of our financial condition and results of operations. These same properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable quarterly or year-to-date period presented, properties that underwent development or redevelopment at any time during the comparative periods, unconsolidated real estate joint ventures, properties classified as held for sale, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, lease termination fees, if any, are excluded from the results of same properties. Refer to the “Same Properties” subsection in the “Results of Operations” section under this Item 2 for additional information.

Stabilized occupancy date

The stabilized occupancy date represents the estimated date on which the project is expected to reach occupancy of 95% or greater.

Tenant recoveries

Tenant recoveries represent revenues comprising reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses and earned in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenue in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of Results for the Three Months Ended March 31, 2020, to the Three Months Ended March 31, 2019” subsection of the “Results of Operations” section of this Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Income from rentals	$437,605	$354,749
Rental revenues	(337,942)	(274,563)
Tenant recoveries	$99,663	$80,186

Total market capitalization

Total market capitalization is equal to the outstanding shares of common stock at the end of the period multiplied by the closing price on the last trading day of the period (i.e., total equity capitalization), plus total debt outstanding at period-end.

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Unencumbered net operating income	$295,001	$243,191
Encumbered net operating income	15,815	14,150
Total net operating income	$310,816	$257,341
Unencumbered net operating income as a percentage of total net operating income	95%	95%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. As of March 31, 2020, we had Forward Agreements outstanding to sell an aggregate of 3.5 million shares of common stock.

Prior to the conversion of our remaining outstanding shares in October 2019, we considered the effect of assumed conversion of our outstanding Series D Convertible Preferred Stock when determining potentially dilutive incremental shares to our common stock. When calculating the assumed conversion, we add back to net income or loss the dividends paid on our Series D Convertible Preferred Stock to the numerator and then include additional common shares assumed to have been issued (as displayed in the table below) to the denominator of the per share calculation. The effect of the assumed conversion is considered separately for our per share calculations of net income or loss; funds from operations, computed in accordance with the definition in the Nareit White Paper; and funds from operations, as adjusted. Prior to the conversion of our remaining outstanding shares in October 2019, our Series D Convertible Preferred Stock was dilutive and assumed to be converted when quarterly and annual basic EPS, funds from operations, or funds from operations, as adjusted, exceeded approximately $1.75 and $7.00 per share, respectively, subject to conversion ratio adjustments and the impact of repurchases of our Series D Convertible Preferred Stock. The effect of the assumed conversion was included when it was dilutive on a per share basis. The dilutive effect of less than a half cent per share appears as zero in our reconciliation of EPS – diluted to funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, even when the dilutive effect to the numerator alone appears in our reconciliation. Refer to Note 12 – “Earnings per Share” and Note 13 – “Stockholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this report for more information related to our forward equity sales agreements and our Series D Convertible Preferred Stock.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three months ended March 31, 2020 and 2019, are calculated as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted-average shares of common stock outstanding:
Basic shares for EPS	121,433	111,054
Outstanding forward equity sales agreements	352	—
Series D Convertible Preferred Stock	—	—
Diluted shares for EPS	121,785	111,054

Basic shares for EPS	121,433	111,054
Outstanding forward equity sales agreements	352	—
Series D Convertible Preferred Stock	—	581
Diluted shares for FFO	121,785	111,635

Basic shares for EPS	121,433	111,054
Outstanding forward equity sales agreements	352	—
Series D Convertible Preferred Stock	—	—
Diluted shares for FFO, as adjusted	121,785	111,054

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of March 31, 2020, we did not have any outstanding hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following table illustrates the effect of a 1% change in interest rates on our fixed- and variable-rate debt as of March 31, 2020 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(1,297)
Rate decrease of 1%	$1,287

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(525,910)
Rate decrease of 1%	$612,096

These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of March 31, 2020. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of March 31, 2020 (in thousands):

Equity price risk:
Fair value increase of 10%	$112,348
Fair value decrease of 10%	$(112,348)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net (loss) income. Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of March 31, 2020 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$207
Rate decrease of 10%	$(207)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$9,145
Rate decrease of 10%	$(9,145)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the three months ended March 31, 2020, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2020, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10‑Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2019. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2019, except for the following update:

The current outbreak of the novel coronavirus disease, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause disruption to our financial condition and results of operations. Further, the spread of COVID-19 has caused severe disruptions in the U.S. and global economies, may further disrupt financial markets, and could create widespread business continuity issues.

In recent years, the outbreaks of a number of diseases, including avian influenza, H1N1, and various other “superbugs,” have increased the risk of a pandemic. In December 2019, COVID‑19 was reported to have surfaced in Wuhan, China. COVID‑19 has since spread around the globe, including the United States. COVID‑19 has been reported in every state in the U.S., including those where we own and operate our properties, have executive offices, and conduct principal operations. On March 11, 2020, the World Health Organization declared COVID‑19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID‑19.

The potential impact and duration of the COVID‑19 pandemic has had, and continues to have, a significant adverse impact across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the U.S., have reacted by instituting quarantines and restrictions on travel.

Almost every state has implemented some form of “shelter in place” or “stay at home” directive, including, among others, the cities of Boston, San Francisco (including five other San Francisco Bay area counties), and Seattle, and the states of California, Maryland, Massachusetts, and New York, where we own properties and/or have development sites, have instituted quarantines, restrictions on travel, shelter-in-place orders, school closures, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. We expect additional states and cities to implement similar restrictions and to change these restrictions. These quarantines have generally come with exceptions for essential healthcare/public health operations; health manufacturing; clinical research, development and testing for COVID-19; research and laboratory activities; essential manufacturing for pharmaceuticals; vaccines; testing materials; laboratory supplies; medical equipment and instruments; safety products; essential retail, including pharmacies; essential building services, such as cleaning and maintenance, skilled trades, such as plumbers and electricians; and certain essential construction projects.

There is no assurance that such quarantine exceptions will enable us or many of our tenants to avoid adverse effects on our operations and businesses. As of the date of this report, some of our ground‑up development projects undergoing construction have had to pause construction and some have continued. Local and state governments, however, may designate certain of our construction projects to be essential healthcare operations and allow construction to continue during quarantines. The City of Boston and the City of Cambridge implemented a moratorium on construction effective March 17, 2020. We have no ground‑up development projects located in the City of Boston undergoing aboveground vertical construction; however, we have certain tenant improvements and other renovations that may be subject to this moratorium unless the city grants an exclusion for these projects as essential healthcare operations and/or essential construction projects for essential healthcare operations. Construction workers are also practicing “social distancing” and following rules that restrict gathering of large groups of people in close proximity, as well as other appropriate practices that may slow the pace of construction.

Effective March 28, 2020, the governor of the state of New York modified his existing Executive Order 202.6 to restrict non-essential construction projects in the state of New York. Essential construction projects, as determined by the Empire State Development Corporation, are exempted from this prohibition. On March 31, 2020, an updated shelter-in-place order directed that construction projects in six San Francisco Bay Area counties in California be halted, with certain exemptions granted to essential businesses, which include certain healthcare operations directly related to COVID-19.

On March 23, 2020, the governor of the state of Washington amended his proclamation 20-05 to prohibit all non-essential business in Washington state from conducting business, with exceptions for essential critical infrastructure workers. The description of essential workers included construction workers who support the construction, operation, and maintenance of construction sites and construction projects for all essential facilities, service, and projects related to essentials industries, such as the healthcare industry, including workers that perform critical clinical research and development needed for COVID-19 response.

Although critical research and development efforts are continuing in our office/laboratory properties, in certain cases such research and development efforts have fewer workers, and non‑critical workers in these buildings and most office buildings are working remotely. When appropriate, certain spaces have been and may continue to be subject to temporary closure for quarantine and proper disinfecting. Our properties and tenant base include a small amount of restaurant, conference center, fitness centers, and retail space, accounting for less than 1.0% of our total revenues during the three months ended March 31, 2020, which are not covered by the exceptions listed above, and have been significantly impacted from “shelter in place” or “stay at home” directives.

The COVID‑19 outbreak has already had a significant adverse impact on the economies of the world, including that of the U.S., and this pandemic, and future pandemics, could trigger a period of prolonged global economic slowdown or recession.

The effects of COVID‑19 or another pandemic on our (or our tenants’) ability to successfully operate could be adversely impacted due to, among other factors:

•
The continued service and availability of personnel, including our executive officers and other leaders that are part of our management team, and our ability to recruit, attract, and retain skilled personnel. To the extent our management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, our business and operating results may be negatively impacted;

•	Our (or our tenants’) ability to operate, generally or in affected areas, or delays in the supply of products or services from our vendors that are necessary for us to operate effectively;

•
Our tenants’ ability to pay rent on their leases in full and timely and, to the extent necessary, our inability to restructure our tenants’ long-term rent obligations on terms favorable to us or timely recapture the space for re-leasing (Refer to the risk factor on the next page within this Item 1A of this report);

•
Difficulty in our accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our (or our tenants’) ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis and may adversely affect the valuation of financial assets and liabilities, any of which could affect our (or our tenants’) ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations, and cash flows;

•	Complete or partial closures of, or other operational issues at, one or more of our offices or properties resulting from government action or directives;

•
Our (or our tenants’) ability to continue or complete construction as planned for our tenants’ operations, or delays in the supply of materials or labor necessary for construction, which may affect our (or our tenants’) ability to complete construction or to complete it timely, our ability to prevent a lease termination, and our ability to collect rent, which may have a material adverse effect on our business, financial condition, result of operations and cash flows;

•	The cost of implementing precautionary measures against COVID-19, including, but not limited to, potential additional health insurance and labor-related costs;

•	Governmental efforts (such as moratorium on or suspension of eviction proceedings) that may affect our ability to collect rent or enforce remedies for the failure of our tenants to pay rent;

•
Deterioration of global economic conditions and job losses, which may decrease demand for and occupancy levels of our rental properties, and may cause our rental rates and property values to be negatively impacted;

•
Our dependence on short-term and long-term debt sources, including our unsecured senior lines of credit, commercial paper program, and senior notes, which may affect our ability to continue our investing activities and pay distributions to our stockholders;

•
Declines in the valuation of our properties which may affect our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of debt funding;

•	Refusal or failure by one or more of our lenders under our credit facilities to fund their financing commitment to us, which we may not be able to replace on favorable terms, or at all;

•
To the extent we enter into derivative financial instruments, one or more counterparties to our derivative financial instruments could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of utilizing these instruments;

•	Any possession taken of our properties, in whole or in part, by governmental authorities for public purposes in eminent domain proceedings;

•	Our level of insurance coverage and recovery we receive under any insurance we maintain, which may be delayed by, or insufficient to fully offset potential/actual losses caused by, COVID-19;

•	Any increase in insurance premiums and imposition of large deductibles;

•
Our level of dependence on the Internet, stemming from employees working remotely, and increases in malware campaigns and phishing attacks preying on the uncertainties surrounding COVID-19, which may increase our vulnerability to cyber attacks;

•	Our ability to ensure business continuity in the event our continuity of operations plan is not effective or is improperly implemented or deployed during a disruption; and

•
Our ability to operate, which may cause our business and operating results to decline or impact our ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines.

While the rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID‑19, the spread of COVID‑19 has resulted in, and may continue to result in, significant disruption of the global financial market and increase in unemployment in the U.S. The pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn and/or a recession, at a global scale, which could materially affect our (or our tenants’) performance, financial condition, results of operations, and cash flows.

The current outbreak of the novel coronavirus disease, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause disruption to our tenants’ financial condition and results of operations, which could adversely impact our ability to generate income sufficient to meet operating expenses or generate income and capital appreciation.
Our tenants, many of which conduct business in the life science, technology or agtech industries, may incur significant costs or losses responding to the outbreak of a contagious disease (such as COVID-19), lose business due to interruption in their operations, or incur other liabilities related to shelter-in-place orders, quarantines, infection, or other related factors. Tenants that experience deteriorating financial conditions as a result of the outbreak of a contagious disease, or the COVID-19 pandemic, may be unwilling or unable to pay rent in full or timely due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. Our tenants’ defaults and delayed or partial rental payments could adversely impact our rental revenues and operating results.

The negative effects of an outbreak of a contagious disease (such as COVID-19) on our tenants in the life science industry may include, but are not limited to:

•	Delays or difficulties in enrolling patients or maintaining scheduled study visits in clinical trials;

•	Delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•
Diversion of healthcare resources away from clinical trials, including the diversion of hospitals serving as our tenants’ clinical trial sites and hospital staff supporting the conduct of our tenants’ clinical trials;

•
Interruption of key clinical trial or other research activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers, and others;

•
Limitations in employee resources that would otherwise be focused on our tenants’ research, business, or clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, or as a result of the governmental imposition of shelter-in-place or similar working restrictions;

•
Interruptions in supply chain, manufacturing and global shipping or other delays that may affect the transport of materials necessary for our tenants’ research, clinical trials, or manufacturing activities;

•
Reduction in revenue projections for our tenants’ products due to the prioritization of the treatment of COVID-19 patients over other treatments, such as specialty and elective procedures and non COVID‐19 diagnostics;

•	Delays in necessary interactions with ethics committees, regulators, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•	Delays in receiving approval from regulatory authorities to initiate planned clinical trials or research activities;

•
Delays in commercialization of our tenants’ products and approval by governmental authorities (such as the U.S. Food and Drug Administration and the federal and state Emergency Management Agencies) of our tenants’ products caused by disruptions, funding shortages, or health concerns, as well as by the prioritization by the FDA of the review and approvals of diagnostics, therapeutics and vaccines that are related to COVID-19;

•	Difficulty in retaining staff or rehiring staff in connection with layoffs caused by deteriorating global market conditions;

•
Changes in local regulations as part of a response to the COVID-19 outbreak that may require our tenants to change the ways in which their clinical trials are conducted, which may result in unexpected costs or the discontinuation of the clinical trials altogether;

•	Refusal or reluctance of the FDA to accept data from clinical trials in affected geographies outside the U.S.;

•
Diminishing public trust in healthcare facilities or other facilities, such as medical office buildings, that are treating (or have treated) patients affected by contagious diseases, including COVID-19; and

•
Inability to access capital on terms favorable to our tenants because of changes in company valuation and investor appetite due to the general downturn of economic and financial conditions and the volatility of the market.

The negative effects of an outbreak of a contagious disease (such as COVID-19) on our tenants in the technology industry may include, but are not limited to:

•	Reduction in staff productivity due to business closures, alternative working arrangements, or illness of staff and/or illness in the family;

•
Reductions in sales of our tenants’ services and products, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition due to economic uncertainties and downturns;

•	Disruptions to our tenants’ supply chain, manufacturing vendors, or logistics providers to deliver products or perform services;

•	Limitations on business and marketing activities due to travel restrictions and virtualization, or cancellation of customer and employee events;

•	Adverse impact on customer relationships and our ability to recognize revenues due to our tenants’ inability to access their clients’ sites for implementation and on-site consulting services;

•
Inability to recruit and develop highly skilled employees with appropriate qualifications, to conduct background checks on potential employees, and to provide necessary equipment and training to new and existing employees;

•
Network infrastructure and technology systems failures of our tenants, or of third-party services used by our tenants, which may result in system interruptions, reputational harm, loss of intellectual property, delays in product development, lengthy interruptions in services, breaches of data security, and loss of critical data;

•	Higher employment compensation costs that may not be offset by improved productivity or increased sales; and

•
Inability to access capital on terms favorable to our tenants because of changes in company valuation and/or investor appetite due to general downturns of economic and financial conditions and the volatility of the market.

The negative effects of an outbreak of a contagious disease (such as COVID-19) on our tenants in the agtech industry may include, but are not limited to:

•
Reduction in productive capacity and profitability because of decreased labor availability due, for example, to government restrictions, the inability of employees to report to work, or collective bargaining efforts;

•
Potential contract cancellations, project reductions, and reduction in demand for our tenants’ products due to the adverse effect on business confidence and consumer sentiments and the general downturn in economic conditions;

•
Disruption of the logistics necessary to import, export, and deliver products to target companies and their customers, as ports and other channels of entry may be closed or may operate at only a portion of capacity;

•	Disruptions to manufacturing facilities and supply lines; and

•
Inability to access capital on terms favorable to our tenants because of changes in company valuation and investor appetite due to the general downturn of economic and financial conditions and the volatility of the market.

The potential impact of a pandemic or outbreak of a contagious disease with respect to our tenants or our properties is difficult to predict and could have a material adverse impact on the operations of our tenants and, in turn, on our revenues, business, and results of operations, as well as, the value of our stock.

The COVID-19 pandemic, or other pandemics, may directly or indirectly cause the realization of any of the other risk factors included in our annual report on Form 10-K for the year ended December 31, 2019, or this quarterly report on Form 10-Q. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, may also have potential to materially adversely affect our business, financial condition, and results of operations.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company, dated May 21, 1997	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company, dated June 20, 1997	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, dated May 10, 2017	Form 8-K	May 12, 2017
3.4*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.5*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.6*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.8*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.9*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.10*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.11*	Articles Supplementary, dated May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.12*	Amended and Restated Bylaws of the Company (Amended July 27, 2018)	Form 8-K	August 2, 2018
4.1*	Indenture, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.2*	Supplemental Indenture No. 12, dated as of March 26, 2020, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 26, 2020
4.3*	Form of 4.900% Senior Note due 2030 (included in Exhibit 4.2 above)	Form 8-K	March 26, 2020
22.0	List of Guarantor Subsidiaries of Alexandria Real Estate Equities, Inc.	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1
The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020, and December 31, 2019 (unaudited), (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2020 and 2019 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)
		N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2020.

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