Form 10-Q
period 2020-06-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2020-07-27
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 15, 2020, 126,114,573 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Investments in real estate	$16,281,125	$14,844,038
Investments in unconsolidated real estate joint ventures	326,858	346,890
Cash and cash equivalents	206,860	189,681
Restricted cash	34,680	53,008
Tenant receivables	7,208	10,691
Deferred rent	688,749	641,844
Deferred leasing costs	274,483	270,043
Investments	1,318,465	1,140,594
Other assets	930,680	893,714
Total assets	$20,069,108	$18,390,503

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$344,784	$349,352
Unsecured senior notes payable	6,738,486	6,044,127
Unsecured senior lines of credit	440,000	384,000
Accounts payable, accrued expenses, and other liabilities	1,343,181	1,320,268
Dividends payable	133,681	126,278
Total liabilities	9,000,132	8,224,025

Commitments and contingencies

Redeemable noncontrolling interests	12,122	12,300

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,246	1,208
Additional paid-in capital	9,443,274	8,874,367
Accumulated other comprehensive loss	(13,080)	(9,749)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	9,431,440	8,865,826
Noncontrolling interests	1,625,414	1,288,352
Total equity	11,056,854	10,154,178
Total liabilities, noncontrolling interests, and equity	$20,069,108	$18,390,503

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Income from rentals	$435,856	$371,618	$873,461	$726,367
Other income	1,100	2,238	3,414	6,331
Total revenues	436,956	373,856	876,875	732,698

Expenses:
Rental operations	123,911	105,689	253,014	207,190
General and administrative	31,775	26,434	63,738	51,111
Interest	45,014	42,879	90,753	81,979
Depreciation and amortization	168,027	134,437	343,523	268,524
Impairment of real estate	13,218	—	15,221	—
Loss on early extinguishment of debt	—	—	—	7,361
Total expenses	381,945	309,439	766,249	616,165

Equity in earnings of unconsolidated real estate joint ventures	3,893	1,262	777	2,408
Investment income	184,657	21,500	162,836	105,056
Net income	243,561	87,179	274,239	223,997
Net income attributable to noncontrolling interests	(13,907)	(8,412)	(25,820)	(16,071)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	229,654	78,767	248,419	207,926
Dividends on preferred stock	—	(1,005)	—	(2,031)
Preferred stock redemption charge	—	—	—	(2,580)
Net income attributable to unvested restricted stock awards	(3,054)	(1,432)	(3,574)	(3,134)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$226,600	$76,330	$244,845	$200,181

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$1.82	$0.68	$1.99	$1.80
Diluted	$1.82	$0.68	$1.99	$1.80

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$243,561	$87,179	$274,239	$223,997
Other comprehensive income (loss)
Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	—	(1,126)	—	(1,684)
Reclassification adjustment for amortization to interest expense included in net income	—	114	—	(1,815)
Unrealized losses on interest rate hedge agreements, net	—	(1,012)	—	(3,499)

Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	2,526	590	(3,331)	2,800
Unrealized gains (losses) on foreign currency translation, net	2,526	590	(3,331)	2,800

Total other comprehensive income (loss)	2,526	(422)	(3,331)	(699)
Comprehensive income	246,087	86,757	270,908	223,298
Less: comprehensive income attributable to noncontrolling interests	(13,907)	(8,412)	(25,820)	(16,071)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$232,180	$78,345	$245,088	$207,227

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of March 31, 2020	124,325,684	$1,243	$9,336,949	$—	$(15,606)	$1,579,666	$10,902,252	$12,013
Net income	—	—	—	229,654	—	13,690	243,344	217
Total other comprehensive income	—	—	—	—	2,526	—	2,526	—
Distributions to noncontrolling interests	—	—	—	—	—	(21,295)	(21,295)	(201)
Contributions from and sales of noncontrolling interests	—	—	155	—	—	53,353	53,508	93
Issuance pursuant to stock plan	289,361	3	19,351	—	—	—	19,354	—
Taxes related to net settlement of equity awards	(56,426)	—	(9,154)	—	—	—	(9,154)	—
Dividends declared on common stock ($1.06 per share)	—	—	—	(133,681)	—	—	(133,681)	—
Reclassification of earnings in excess of distributions	—	—	95,973	(95,973)	—	—	—	—
Balance as of June 30, 2020	124,558,619	$1,246	$9,443,274	$—	$(13,080)	$1,625,414	$11,056,854	$12,122

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of March 31, 2019	$57,461	111,180,659	$1,112	$7,518,716	$—	$(10,712)	$777,448	$8,344,025	$10,889
Net income	—	—	—	—	78,767	—	8,194	86,961	218
Total other comprehensive loss	—	—	—	—	—	(422)	—	(422)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,674)	(14,674)	(207)
Contributions from and sales of noncontrolling interests	—	—	—	—	—	—	487	487	94
Issuance of common stock	—	602,484	6	85,388	—	—	—	85,394	—
Issuance pursuant to stock plan	—	327,699	3	17,244	—	—	—	17,247	—
Taxes related to net settlement of equity awards	—	(125,274)	(1)	(3,996)	—	—	—	(3,997)	—
Dividends declared on common stock ($1.00 per share)	—	—	—	—	(113,541)	—	—	(113,541)	—
Dividends declared on preferred stock ($0.4375 per share)	—	—	—	—	(1,005)	—	—	(1,005)	—
Reclassification of distributions in excess of earnings	—	—	—	(35,779)	35,779	—	—	—	—
Balance as of June 30, 2019	$57,461	111,985,568	$1,120	$7,581,573	$—	$(11,134)	$771,455	$8,400,475	$10,994

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2019	120,800,315	$1,208	$8,874,367	$—	$(9,749)	$1,288,352	$10,154,178	$12,300
Net income	—	—	—	248,419	—	25,385	273,804	435
Total other comprehensive loss	—	—	—	—	(3,331)	—	(3,331)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	—	(300)
Distributions to noncontrolling interests	—	—	—	—	—	(37,776)	(37,776)	(406)
Contributions from and sales of noncontrolling interests	—	—	56,011	—	—	349,453	405,464	93
Issuance of common stock	3,392,622	34	504,304	—	—	—	504,338	—
Issuance pursuant to stock plan	471,289	5	42,337	—	—	—	42,342	—
Taxes related to net settlement of equity awards	(105,607)	(1)	(16,018)	—	—	—	(16,019)	—
Dividends declared on common stock ($2.09 per share)	—	—	—	(263,662)	—	—	(263,662)	—
Cumulative effect of adjustment upon adoption of credit loss ASU on January 1, 2020	—	—	—	(2,484)	—	—	(2,484)	—
Reclassification of distributions in excess of earnings	—	—	(17,727)	17,727	—	—	—	—
Balance as of June 30, 2020	124,558,619	$1,246	$9,443,274	$—	$(13,080)	$1,625,414	$11,056,854	$12,122

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2018	$64,336	111,011,816	$1,110	$7,286,954	$—	$(10,435)	$541,963	$7,883,928	$10,786
Net income	—	—	—	—	207,926	—	15,636	223,562	435
Total other comprehensive loss	—	—	—	—	—	(699)	—	(699)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(24,175)	(24,175)	(415)
Contributions from noncontrolling interests	—	—	—	202,246	—	—	238,031	440,277	188
Issuance of common stock	—	602,484	6	85,388	—	—	—	85,394	—
Issuance pursuant to stock plan	—	523,691	5	34,180	—	—	—	34,185	—
Taxes related to net settlement of equity awards	—	(152,423)	(1)	(4,085)	—	—	—	(4,086)	—
Repurchases of 7.00% Series D preferred stock	(6,875)	—	—	215	(2,580)	—	—	(9,240)
Dividends declared on common stock ($1.97 per share)	—	—	—	—	(223,115)	—	—	(223,115)	—
Dividends declared on preferred stock ($0.8750 per share)	—	—	—	—	(2,031)	—	—	(2,031)	—
Cumulative effect of adjustment upon adoption of lease ASUs on January 1, 2019	—	—	—	—	(3,525)	—	—	(3,525)	—
Reclassification of distributions in excess of earnings	—	—	—	(23,325)	23,325	—	—	—	—
Balance as of June 30, 2019	$57,461	111,985,568	$1,120	$7,581,573	$—	$(11,134)	$771,455	$8,400,475	$10,994

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net income	$274,239	$223,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343,523	268,524
Impairment of real estate	15,221	—
Loss on early extinguishment of debt	—	7,361
Equity in earnings of unconsolidated real estate joint ventures	(777)	(2,408)
Distributions of earnings from unconsolidated real estate joint ventures	3,438	1,679
Amortization of loan fees	4,984	4,613
Amortization of debt premiums	(1,776)	(1,583)
Amortization of acquired below-market leases	(29,751)	(15,202)
Deferred rent	(43,964)	(52,441)
Stock compensation expense	19,114	22,466
Investment income	(162,836)	(105,056)
Changes in operating assets and liabilities:
Tenant receivables	2,900	573
Deferred leasing costs	(22,621)	(23,471)
Other assets	(1,187)	560
Accounts payable, accrued expenses, and other liabilities	(6,850)	(21,272)
Net cash provided by operating activities	393,657	308,340

Investing Activities:
Additions to real estate	(725,742)	(577,322)
Purchases of real estate	(699,901)	(715,030)
Change in escrow deposits	18,719	(9,000)
Investments in unconsolidated real estate joint ventures	(2,861)	(95,950)
Return of capital from unconsolidated real estate joint ventures	20,225	—
Additions to non-real estate investments	(75,968)	(104,902)
Sales of non-real estate investments	68,468	49,967
Net cash used in investing activities	$(1,397,060)	$(1,452,237)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2020	2019
Financing Activities:
Repayments of borrowings from secured notes payable	$(3,088)	$(302,878)
Proceeds from issuance of unsecured senior notes payable	699,532	854,209
Borrowings from unsecured senior lines of credit	1,470,000	2,114,000
Repayments of borrowings from unsecured senior lines of credit	(1,414,000)	(1,808,000)
Proceeds from issuance of commercial paper notes	8,179,900	—
Repayments of borrowings from commercial paper program	(8,179,900)	—
Payments of loan fees	(7,957)	(15,796)
Taxes paid related to net settlement of equity awards	(6,890)	(4,086)
Repurchase of 7.00% Series D cumulative convertible preferred stock	—	(9,240)
Proceeds from issuance of common stock	504,338	85,394
Dividends on common stock	(256,259)	(218,914)
Dividends on preferred stock	—	(2,132)
Contributions from and sales of noncontrolling interests	55,775	441,251
Distributions to and redemption of noncontrolling interests	(38,482)	(24,590)
Net cash provided by financing activities	1,002,969	1,109,218

Effect of foreign exchange rate changes on cash and cash equivalents	(715)	774

Net decrease in cash, cash equivalents, and restricted cash	(1,149)	(33,905)
Cash, cash equivalents, and restricted cash as of the beginning of period	242,689	272,130
Cash, cash equivalents, and restricted cash as of the end of period	$241,540	$238,225

Supplemental Disclosures and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$90,717	$71,338
Accrued construction for current-period additions to real estate	$148,431	$181,922
Assumption of secured notes payable in connection with purchase of properties	$—	$(28,200)
Right-of-use asset	$32,700	$239,653
Lease liability	$(32,700)	$(245,638)
Contribution of assets from real estate joint venture partner	$350,000	$—
Issuance of noncontrolling interest to joint venture partner	$(292,930)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® urban office REIT, is the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, technology, and agtech campuses in AAA innovation cluster locations. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, the interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019. Any references to our market capitalization, number or quality of buildings or tenants, quality of location, square footage, number of leases, or occupancy percentage, and any amounts derived from these values in these notes to consolidated financial statements, are outside the scope of our independent registered public accounting firm’s review.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

On an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly owned by us in accordance with the consolidation guidance. Our evaluation considers all of our variable interests, including equity ownership, as well as fees paid to us for our involvement in the management of each partially owned entity. To fall within the scope of the consolidation guidance, an entity must meet both of the following criteria:

•The entity has a legal structure that has been established to conduct business activities and to hold assets; such entity can be in the form of a partnership, limited liability company, or corporation, among others; and
•We have a variable interest in the legal entity – i.e., variable interests that are contractual, such as equity ownership, or other financial interests that change with changes in the fair value of the entity’s net assets.

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

A legal entity is determined to be a VIE if it has any of the following three characteristics:

1)The entity does not have sufficient equity to finance its activities without additional subordinated financial support;
2)The entity is established with non-substantive voting rights (i.e., the entity deprives the majority economic interest holder(s) of voting rights); or
3)The equity holders, as a group, lack the characteristics of a controlling financial interest. Equity holders meet this criterion if they lack any of the following:
•The power, through voting rights or similar rights, to direct the activities of the entity that most significantly influence the entity’s economic performance, as evidenced by:
•Substantive participating rights in day-to-day management of the entity’s activities; or
•Substantive kick-out rights over the party responsible for significant decisions;
•The obligation to absorb the entity’s expected losses; or
•The right to receive the entity’s expected residual returns.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Our real estate joint ventures consist of limited partnerships or limited liability companies. For an entity structured as a limited partnership or a limited liability company, our evaluation of whether the equity holders (equity partners other than the general partner or the managing member of a joint venture) lack the characteristics of a controlling financial interest includes the evaluation of whether the limited partners or non-managing members (the noncontrolling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

•Participating rights provide the noncontrolling equity holders the ability to direct significant financial and operating decisions made in the ordinary course of business that most significantly influence the entity’s economic performance.
•Kick-out rights allow the noncontrolling equity holders to remove the general partner or managing member without cause.

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

Investments in real estate

Evaluation of business combination or asset acquisition

We evaluate each acquisition of real estate or in-substance real estate (including equity interests in entities that predominantly hold real estate assets) to determine whether the integrated set of assets and activities acquired meets the definition of a business and needs to be accounted for as a business combination. An acquisition of an integrated set of assets and activities that does not meet the definition of a business is accounted for as an asset acquisition. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

•Substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets; or
•The integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., revenue generated before and after the transaction).

An acquired process is considered substantive if:

•The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce) that is skilled, knowledgeable, and experienced in performing the process;
•The process cannot be replaced without significant cost, effort, or delay; or
•The process is considered unique or scarce.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the respective ground lease term, estimated useful life, or up to 40 years, for buildings and building improvements; estimated life, or up to 20 years, for land improvements; the respective lease term or estimated useful life for tenant improvements; and the shorter of the lease term or estimated useful life for equipment. The values of acquired in-place leases and associated favorable intangibles (i.e., acquired above-market leases) are classified in other assets in our consolidated balance sheets and are amortized over the remaining terms of the related leases as a reduction of income from rentals in our consolidated statements of operations. The values of unfavorable intangibles (i.e., acquired below-market leases) associated with acquired in-place leases are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets and are amortized over the remaining terms of the related leases as an increase in income from rentals in our consolidated statements of operations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, technology, and agtech industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%. Our equity investments (except those accounted for under the equity method and those that result in consolidation of the investee) are measured as follows:
•Investments in publicly traded companies are classified as investments with readily determinable fair values and are presented at fair value in our consolidated balance sheets, with changes in fair value recognized in net income. The fair values for our investments in publicly traded companies are determined based on sales prices or quotes available on securities exchanges.
•Investments in privately held entities without readily determinable fair values fall into two categories:
•Investments in privately held entities that report NAV per share, such as our privately held investments in limited partnerships, are presented at fair value using NAV as a practical expedient, with changes in fair value recognized in net income. We use NAV per share reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date. We disclose the timing of liquidation of an investee’s assets and the date when redemption restrictions will lapse (or indicate if this timing is unknown) if the investee has communicated this information to us or has announced it publicly.
•Investments in privately held entities that do not report NAV per share are accounted for using a measurement alternative under which these investments are measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

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

Investments in privately held entities are accounted for under the equity method, unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of June 30, 2020.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

The table below provides detail of our consolidated total revenues for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$430,339	$358,461	$859,083	$701,802
Direct financing lease	616	604	1,228	1,205
Revenues subject to the lease accounting standard	430,955	359,065	860,311	703,007
Revenues subject to the revenue recognition accounting standard	4,901	12,553	13,150	23,360
Income from rentals	435,856	371,618	873,461	726,367
Other income	1,100	2,238	3,414	6,331
Total revenues	$436,956	$373,856	$876,875	$732,698

During the three and six months ended June 30, 2020, revenues that were subject to the lease accounting standard aggregated $431.0 million and $860.3 million, respectively, and represented 98.6% and 98.1%, respectively, of our total revenues. During the three and six months ended June 30, 2020, our total revenues also included $6.0 million, or 1.4%, and $16.6 million, or 1.9%, respectively, subject to other accounting guidance. For a detailed discussion related to our revenue streams, refer to the “Lease accounting” and “Recognition of revenue arising from contracts with customers” sections within this Note 2 to these unaudited consolidated financial statements.

Lease accounting

Transition

On January 1, 2019, we adopted a new lease accounting standard that sets principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors). The new lease accounting standard required the use of the modified retrospective transition method. Upon adoption of the new lease accounting standard, we elected the following practical expedients and accounting policies provided by this lease standard:
•Package of practical expedients – required us not to reevaluate our existing or expired leases as of January 1, 2019, under the new lease accounting standard.
•Optional transition method practical expedient – required us to apply the new lease accounting standard prospectively from the adoption date of January 1, 2019.
•Single component accounting policy – required us to account for lease and nonlease components within a lease under the new lease accounting standard if certain criteria are met.
•Land easements practical expedient – required us to continue to account for land easements existing as of January 1, 2019, under the accounting standards applied to them prior to January 1, 2019.
•Short-term lease accounting policy – required us not to record the related lease liabilities and right-of-use assets for operating leases in which we are the lessee with a term of 12 months or less.

Upon adoption of the new lease accounting standard, we elected the package of practical expedients and the optional transition method, which permitted January 1, 2019, to be our initial application date. Our election of the package of practical expedients and the optional transition method allowed us not to reassess:
•Whether any contracts effective prior to January 1, 2019, were leases or contained leases. This practical expedient was primarily applicable to entities that had contracts containing embedded leases. As of December 31, 2018, we had no such contracts; therefore, this practical expedient had no effect on us.
•The lease classification for any leases that commenced prior to January 1, 2019. Our election of the package of practical expedients required us not to revisit the classification of our leases that commenced prior to January 1, 2019. For example, all of our leases that were classified as operating leases in accordance with the lease accounting standards in effect prior to January 1, 2019, continued to be classified as operating leases after adoption of the new lease standard.
•Previously capitalized initial direct costs for any leases that commenced prior to January 1, 2019. Our election of the package of practical expedients and the optional transition method required us not to reassess whether initial direct leasing costs capitalized prior to the adoption of the new lease accounting standard in connection with the leases that commenced prior to January 1, 2019, qualified for capitalization under the new lease accounting standard.

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

This liability was classified within accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets and included approximately $27.0 million reclassified out of the deferred rent liabilities balance in accordance with the new lease standard. We have also recognized a corresponding right-of-use asset, which was classified within other assets in our consolidated balance sheets. The present value of the remaining lease payments was calculated for each operating lease existing as of January 1, 2019, in which we were the lessee by using each respective remaining lease term and a corresponding estimated incremental borrowing rate. The incremental borrowing rate is the interest rate that we estimated we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Subsequent application of the new lease accounting standard

Definition of a lease

When we enter into a contract or amend an existing contract, we evaluate whether the contract meets the definition of a lease. To meet the definition of a lease, the contract must meet all three criteria:

(i)One party (lessor) must hold an identified asset;
(ii)The counterparty (lessee) must have the right to obtain substantially all of the economic benefits from the use of the asset throughout the period of the contract; and
(iii)The counterparty (lessee) must have the right to direct the use of the identified asset throughout the period of the contract.

Lease classification

The criteria to determine whether a lease should be accounted for as a finance lease for lessees or a sales-type lease for lessors include any of the following:

(i)Ownership is transferred from lessor to lessee by the end of the lease term;
(ii)An option to purchase is reasonably certain to be exercised;
(iii)The lease term is for the major part of the underlying asset’s remaining economic life;
(iv)The present value of lease payments equals or exceeds substantially all of the fair value of the underlying asset; or
(v)The underlying asset is specialized and is expected to have no alternative use at the end of the lease term.

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

(i)The timing and pattern of transfer of the lease component and the nonlease component(s) are the same; and
(ii)The lease component would be classified as an operating lease if it were accounted for separately.

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

Due to the uncertainties posed to the business and operations of our tenants by the COVID-19 pandemic, during the three months ended March 31, 2020, we recognized an adjustment aggregating $1.6 million to lower our income from rentals and deferred rent related to certain leases where we determined that the collection of future lease payments was not probable. For these leases, we ceased the recognition of income from rentals on a straight-line basis and began the recognition of income from rentals on a cash basis when lease payments are collected. We will not resume straight-line recognition of income from rentals for these leases until we determine that collectibility of future payments related to these leases is probable. During the three months ended June 30, 2020, no further adjustments were required.

During the six months ended June 30, 2020, we also recorded a general allowance aggregating $3.5 million, which was primarily incurred and recognized during the three months ended March 31, 2020, for a pool of deferred rent balances, which at the portfolio level (not the individual level) was not expected to be collected in full through the lease term. We recorded the general allowance as a reduction of our income from rentals and deferred rent balance within our consolidated statements of operations and consolidated balance sheets, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Direct financing and sales-type leases

As of June 30, 2020, we had one direct financing lease and no sales-type leases. Income from rentals related to our direct financing lease is recognized over the lease term using the effective interest rate method. At lease commencement, we record an asset within other assets in our consolidated balance sheets, which represents our net investment in the direct financing lease. This initial net investment is determined by aggregating the total future lease payments attributable to the direct financing lease and the estimated residual value of the property less unearned income. Over the lease term, the investment in the direct financing lease is reduced and rental income is recognized as income from rentals in our consolidated statements of operations, producing a constant periodic rate of return on the net investment in the direct financing lease.

We evaluate our net investment in the direct financing lease for impairment under the new current expected credit loss standard that we adopted on January 1, 2020. For more information, refer to the “Allowance for credit losses” section within this Note 2 – “Summary of significant accounting policies” to these unaudited consolidated financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and six months ended June 30, 2020, included $4.9 million and $13.2 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. During the three and six months ended June 30, 2019, revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations were $12.6 million and $23.4 million, respectively. Short-term parking revenues do not qualify for the single lease component practical expedient, discussed in the “Lessor accounting” subsection of the “Lease accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

Upon adoption of the accounting standard, we had one lease subject to this standard classified as a direct financing lease with a net investment balance aggregating $39.9 million prior to the credit loss adjustment. In this direct financing lease, the payment obligation of the lessee is collateralized by real estate property. Historically, we have had no collection issues related to this direct financing lease; therefore, we assessed the probability of default on this lease based on the lessee’s financial condition, credit rating, business prospects, remaining lease term, and expected value of the underlying collateral upon its repossession. Based on the aforementioned considerations, we estimated a credit loss adjustment related to this direct financing lease aggregating $2.2 million, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in the direct financing lease balance from $39.9 million to $37.7 million in our consolidated balance sheets on January 1, 2020. Subsequent to the initial recognition, at each reporting date we recognize a credit loss adjustment, if necessary, for our current estimate of expected credit losses, which is classified within rental operations in our consolidated statements of operations. For further details, refer to Note 5 – “Leases” to these unaudited consolidated financial statements.

In addition to our direct financing lease, the accounting standard on credit losses applies to our receivables that result from revenue transactions within the scope of the revenue recognition accounting standard discussed in the “Recognition of revenue arising from contracts with customers” section earlier within this Note 2. Upon adoption of the standard on January 1, 2020, our receivables resulting from revenue transactions within the scope of revenue recognition accounting standard aggregated $16.1 million. Among other factors, we considered the short-term nature of these receivables, our positive assessment of the financial condition and business prospects of the payors, and minimal historical collectibility issues. Based on the aforementioned considerations, we estimated the credit loss related to our trade receivables to approximate $259 thousand, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the tenant receivables balance in our consolidated balance sheets on January 1, 2020.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee and non-employee share-based payments

We have implemented an entity-wide accounting policy to account for forfeitures of share-based awards granted to employees and non-employees when they occur. As a result of this policy, we recognize expense on share-based awards with time-based vesting conditions without reductions for an estimate of forfeitures. This accounting policy only applies to service condition awards. For performance condition awards, we continue to assess the probability that such conditions will be achieved. Expenses related to forfeited awards are reversed as forfeitures occur. In addition, all nonforfeitable dividends paid on share-based payment awards are initially classified in retained earnings and reclassified to compensation cost only if forfeitures of the underlying awards occur. Our employee and non-employee share-based awards are measured on the grant date and recognized over the recipient’s required service period.

Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of June 30, 2020, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

Issuer and guarantor subsidiaries of guaranteed securities

In March 2020, the SEC issued an amendment to reduce and simplify financial disclosure requirements for issuers and guarantors of registered debt offerings. The guidance is effective for filings on or after January 4, 2021, with early adoption permitted. Upon evaluation of the guidance, we elected to early adopt the amendment as of and for the six months ended June 30, 2020.

Generally, a parent entity must provide separate subsidiary issuer or guarantor financial statements, unless it qualifies for disclosure exceptions provided in the amendment. Currently, a parent entity must fully own the subsidiary issuer or guarantor and guarantee its registered security fully and unconditionally to qualify for disclosure exceptions under the existing guidance. Pursuant to the amendment, a parent entity may be eligible for disclosure exceptions if it meets the following criteria:

•The subsidiary issuer or guarantor is a consolidated subsidiary of the parent company, and
•The subsidiary issues a registered security that is:
•Issued jointly and severally with the parent company, or
•Fully and unconditionally guaranteed by the parent company.

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

Restricted cash

We present cash and cash equivalents separately from restricted cash within our consolidated balance sheets. We include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows. We provide a reconciliation between the balance sheets and statements of cash flows, as required when the balance includes more than one line item for cash, cash equivalents, and restricted cash. We also provide a disclosure of the nature of the restrictions related to material restricted cash balances.

3. INVESTMENTS IN REAL ESTATE

Our consolidated investments in real estate, including real estate assets held for sale as described in Note 15 – “Assets Classified as Held for Sale” to these unaudited consolidated financial statements, consisted of the following as of June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Rental properties:
Land (related to rental properties)	$2,415,232	$2,225,785
Buildings and building improvements	12,475,563	11,775,132
Other improvements	1,392,958	1,277,862
Rental properties	16,283,753	15,278,779
Development and redevelopment of new Class A properties:
Development and redevelopment projects	2,552,851	2,057,084
Future development projects	382,015	182,746
Gross investments in real estate	19,218,619	17,518,609
Less: accumulated depreciation	(2,967,150)	(2,704,657)
Net investments in real estate – North America	16,251,469	14,813,952
Net investments in real estate – Asia	29,656	30,086
Investments in real estate	$16,281,125	$14,844,038

Acquisitions

Our real estate asset acquisitions during the six months ended June 30, 2020, consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Active Redevelopment	Operating With Future Development/Redevelopment	Operating	Contractual Purchase Price
Greater Boston	1	—	—	—	509,702	$226,512
San Francisco	5	260,000	—	300,010	582,309	105,000	(1)
San Diego	2	—	—	—	219,628	102,250
Other	3	35,000	—	71,021	180,960	50,817
Three months ended March 31, 2020	11	295,000	—	371,031	1,492,599	484,579

San Francisco	2	700,000	—	26,738	—	113,250
San Diego	1	200,000	—	41,475	—	43,000
Other	1	544,825	63,774	—	—	59,000
Three months ended June 30, 2020	4	1,444,825	63,774	68,213	—	215,250

Six months ended June 30, 2020	15	1,739,825	63,774	439,244	1,492,599	$699,829	(2)

(1)In January 2020, we formed a real estate joint venture with subsidiaries of Boston Properties, Inc. Amount excludes our partner’s contributed real estate assets with a total fair market value of $350.0 million. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to these unaudited consolidated financial statements for additional information.
(2)Represents the aggregate contractual purchase price of our acquisitions, which can differ from cash outflows related to acquisitions due to closing costs and other acquisition adjustments such as prorations of rents and expenses.

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

3. INVESTMENTS IN REAL ESTATE (continued)
During the six months ended June 30, 2020, we acquired 15 properties for an aggregate purchase price of $699.8 million. In connection with our acquisitions, we recorded in-place leases aggregating $83.5 million and below-market leases in which we are the lessor aggregating $21.6 million. As of June 30, 2020, the weighted-average amortization period remaining on our in-place and below-market leases acquired during the six months ended June 30, 2020, was 5.0 years and 4.4 years, respectively, and 4.9 years in total.

In January 2020, we formed a real estate joint venture with subsidiaries of Boston Properties, Inc. through our contribution of real estate assets, and are targeting a 51% ownership interest over time. Our partner contributed three office buildings, aggregating 776,003 RSF, at 601, 611, and 651 Gateway Boulevard, and land supporting 260,000 SF of future development with aggregate fair market value of $350.0 million. For the discussion of our formation of consolidated real estate joint venture, refer to the “Formation of a consolidated real estate joint venture, impairment of an unconsolidated real estate joint venture, and sales of partial interests” section within Note 4 – “Consolidated and unconsolidated real estate joint ventures” to these unaudited consolidated financial statements.

Sales of real estate assets and impairment charges

For the discussion of our sales of partial interests in 681, 685, and 701 Gateway Boulevard in our South San Francisco submarket during the three months ended March 31, 2020, and sales of partial interests in properties at 9808 and 9868 Scranton Road in our Sorrento Mesa submarket during the three months ended June 30, 2020, refer to the “Formation of a consolidated real estate joint venture, impairment of an unconsolidated real estate joint venture, and sales of partial interests” section in Note 4 – “Consolidated and unconsolidated real estate joint ventures” to these unaudited consolidated financial statements.

Impairment charges

During the six months ended June 30, 2020, we recognized impairment charges aggregating $15.2 million, which primarily consisted of a $10 million write-off of the pre-acquisition deposit for previously pending acquisition of an operating tech office property for which our revised economic projections declined from our initial underwriting. We recognized this impairment charge in April 2020, concurrently with the submission of our notice to terminate the transaction.

4. CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES

        From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of June 30, 2020, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated joint ventures(2):
225 Binney Street	Greater Boston	Cambridge	30.0%
75/125 Binney Street	Greater Boston	Cambridge	40.0%
409 and 499 Illinois Street	San Francisco	Mission Bay/SoMa	60.0%
1500 Owens Street	San Francisco	Mission Bay/SoMa	50.1%
Alexandria Technology Center® – Gateway(3)	San Francisco	South San Francisco	45.0%
500 Forbes Boulevard	San Francisco	South San Francisco	10.0%
Campus Pointe by Alexandria(4)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	50.1%
SD Tech by Alexandria(5)	San Diego	Sorrento Mesa	50.0%

Unconsolidated joint ventures(2):
Menlo Gateway	San Francisco	Greater Stanford	49.0%
704 Quince Orchard Road	Maryland	Gaithersburg	56.8%	(6)
1655 and 1725 Third Street	San Francisco	Mission Bay/SoMa	10.0%
(1)Refer to the table on the next page that shows our categorization of our existing significant joint ventures under the consolidation framework.
(2)In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in six other joint ventures in North America and we hold an interest in two other insignificant unconsolidated real estate joint ventures in North America.
(3)Excludes 600, 630, 650, 901, and 951 Gateway Boulevard in our South San Francisco submarket.
(4)Excludes 9880 Campus Point Drive in our University Town Center submarket.
(5)Excludes 5505 Morehouse Drive in our Sorrento Mesa submarket.
(6)Represents our ownership interest; our voting interest is limited to 50%.

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
1655 and 1725 Third Street

Formation of a consolidated real estate joint venture, impairment of an unconsolidated real estate joint venture, and sales of partial interests

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

The aggregate fair value of the properties we contributed to the joint venture of $281.9 million exceeded their historical cost basis. These properties remained consolidated in our financial statements; therefore, no adjustments were made to the carrying values of these properties, and no gain was recognized in our consolidated statements of operations. We accounted for this transaction as an equity transaction with an adjustment of $55.8 million to our additional paid-in capital and noncontrolling interest balances. Refer to the “Consolidation” section in Note 2 – “Summary of significant accounting policies” to these unaudited consolidated financial statements for additional information.

1401/1413 Research Boulevard

In January 2015, we formed a joint venture with a local retail developer and operator by contributing a land parcel located in our Rockville submarket of Maryland. The joint venture developed a retail shopping center aggregating approximately 90,000 RSF, which was primarily funded by a $26.2 million construction loan that is non-recourse to us and matures in May 2021. As of December 31, 2019, our investment in this joint venture was $7.7 million, which primarily consisted of the value of the retail shopping center, and was accounted for under the equity method of accounting as we did not have a controlling interest.

In March 2020, as a result of the impact of COVID-19 pandemic and the State of Maryland’s shelter-in-place orders, which led to the closure of the retail center, and the near-term secured loan debt maturity, we evaluated the recoverability of our investment and recognized a $7.6 million impairment charge to lower the carrying amount of our investment balance, which primarily consisted of real estate, to its estimated fair value less costs to sell. The estimated real estate impairment charge reduced our investment balance in the joint venture to zero dollars and was classified in equity in earnings of unconsolidated real estate joint ventures within our consolidated statements of operations for the six months ended June 30, 2020.

4. CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
9808 and 9868 Scranton Road

In April 2020, we completed the sale of a 50% interest in properties at 9808 and 9868 Scranton Road in our Sorrento Mesa submarket, aggregating 219,628 RSF, to our partner in the SD Tech by Alexandria consolidated real estate joint venture, of which we own 50%. The gross proceeds received from our partner were $51.1 million. We continue to control and consolidate this joint venture; therefore, we accounted for the proceeds from this transaction as equity financing with no gain recognized in earnings.

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Investments in real estate	$3,242,687	$2,678,476
Cash and cash equivalents	94,459	81,021
Other assets	328,197	280,343
Total assets	$3,665,343	$3,039,840

Secured notes payable	$—	$—
Other liabilities	150,676	149,471
Total liabilities	150,676	149,471
Redeemable noncontrolling interests	2,510	2,388
Alexandria Real Estate Equities, Inc.’s share of equity	1,887,855	1,600,729
Noncontrolling interests’ share of equity	1,624,302	1,287,252
Total liabilities and equity	$3,665,343	$3,039,840

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

Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets as of June 30, 2020, and December 31, 2019, consisted of the following (in thousands):

Property	June 30, 2020	December 31, 2019
Menlo Gateway	$294,482	$288,408
704 Quince Orchard Road	4,882	4,748
1655 and 1725 Third Street	15,886	37,016
Other	11,608	16,718
	$326,858	$346,890

Our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms as of June 30, 2020 (dollars in thousands):

Unconsolidated Joint Venture	Our Share	Maturity Date	Stated Rate	Interest Rate(1)	100% at Joint Venture Level
					Debt Balance(2)
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	2.40%	$11,602
1655 and 1725 Third Street	10.0%	3/10/25	4.50%	4.57%	598,020
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%	106,580
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%	140,843
					$857,045
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2020.

5. LEASES

We are subject to the lease accounting standard that sets principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).

As a lessor, we are required to disclose, among other things, the following:

•A description of the nature of leases, including terms for any variable payments, options to extend or terminate, and options to purchase the underlying asset;
•Tabular presentation of undiscounted cash flows to be received over the next five years and thereafter separately for operating leases and direct financing leases;
•The amount of lease income and its location on the statements of operations;
•Income classified separately for operating leases and direct financing leases; and
•Our risk management strategy to mitigate declines in residual value of the leased assets.

As a lessee, we are required to disclose, among other things, the following:

•A description of the nature of leases, including terms for any variable payments, options to extend or terminate, and options to purchase the underlying asset;
•The amounts of lease liabilities and corresponding right-of-use assets and their respective locations in the balance sheet;
•The weighted-average remaining lease term and weighted-average discount rate of leases;
•Tabular presentation of undiscounted cash flows of our remaining lease payment obligations over the next five years and thereafter; and
•Total lease costs, including cash paid, amounts expensed, and amounts capitalized.

Refer to the “Lease accounting” section in Note 2 – “Summary of significant accounting policies” to these unaudited consolidated financial statements for additional information.

Leases in which we are the lessor

As of June 30, 2020, we had 304 properties aggregating 28.8 million operating RSF located in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, technology, and agtech entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of June 30, 2020, all leases in which we are the lessor were classified as operating leases with the exception of one direct financing lease. Our operating leases and direct financing lease are described below.

Operating leases

As of June 30, 2020, our 304 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 72.4 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of June 30, 2020, are outlined in the table below (in thousands):

Year	Amount
2020	$568,696
2021	1,167,198
2022	1,162,111
2023	1,107,646
2024	1,028,838
Thereafter	6,696,779
Total	$11,731,268

Refer to Note 3 – “Investments in real estate” to these unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5. LEASES (continued)
Direct financing lease

As of June 30, 2020, we had one direct financing lease agreement for a parking structure with a remaining lease term of 72.4 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The components of net investment in our direct financing lease are summarized in the table below (in thousands):

	June 30, 2020	December 31, 2019
Gross investment in direct financing lease	$259,606	$260,457
Less: unearned income	(219,312)	(220,541)
Less: allowance for credit losses	(2,839)	—
Net investment in direct financing lease	$37,455	$39,916

On January 1, 2020, we adopted an accounting standard that requires companies to estimate and recognize expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. This new accounting standard applies to our direct financing lease described above. Upon adoption of the new standard on January 1, 2020, we recognized a credit loss adjustment related to this direct financing lease aggregating $2.2 million, as described in detail within the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” to these unaudited consolidated financial statements. During the three months ended March 31, 2020, we updated our assessment of the current estimated credit loss related to this direct financing lease and estimated the loss to increase to $2.8 million as of March 31, 2020. As a result, we recognized an additional credit loss adjustment of $614 thousand classified within rental operations in our consolidated statement of operations for the six months ended June 30, 2020. No adjustment to the estimated credit loss balance was required during the three months ended June 30, 2020. For further details, refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies.”

Future lease payments to be received under the terms of our direct financing lease as of June 30, 2020, are outlined in the table below (in thousands):

Year	Total
2020	$856
2021	1,756
2022	1,809
2023	1,863
2024	1,919
Thereafter	251,403
Total	$259,606

Income from rentals

Our total income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and to the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$430,339	$358,461	$859,083	$701,802
Direct financing lease	616	604	1,228	1,205
Revenues subject to the lease accounting standard	430,955	359,065	860,311	703,007
Revenues subject to the revenue recognition accounting standard	4,901	12,553	13,150	23,360
Income from rentals	$435,856	$371,618	$873,461	$726,367

Our revenues that are subject to the revenue recognition accounting standard and are classified in income from rentals consist primarily of short-term parking revenues that are not considered lease revenues under the lease accounting standard. Refer to the “Revenues” and “Recognition of revenue arising from contracts with customers” sections in Note 2 – “Summary of significant accounting policies” to these unaudited consolidated financial statements for additional information.

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

As of June 30, 2020, the present value of the remaining contractual payments aggregating $733.5 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $291.7 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $283.6 million. As of June 30, 2020, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 43 years, and the weighted-average discount rate was 5.17%. The weighted-average discount date is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of June 30, 2020, included leases for 33 of our properties, which accounted for approximately 11% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $7.5 million as of June 30, 2020, our ground lease obligations have remaining lease terms ranging from approximately 33 years to 94 years, including extension options which we are reasonably certain to exercise.

The reconciliation of future lease payments, under non-cancelable operating ground and office leases in which we are the lessee, to the operating lease liability reflected in our consolidated balance sheet as of June 30, 2020, is presented in the table below (in thousands):

Year	Total
2020	$7,650
2021	17,294
2022	17,843
2023	18,018
2024	18,262
Thereafter	654,457
Total future payments under our operating leases in which we are the lessee	733,524
Effect of discounting	(441,814)
Operating lease liability	$291,710

5. LEASES (continued)
Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 14 years, exclusive of extension options. For the three and six months ended June 30, 2020 and 2019, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross operating lease costs	$5,816	$4,870	$11,437	$9,424
Capitalized lease costs	(880)	(388)	(1,720)	(450)
Expenses for operating leases in which we are the lessee	$4,936	$4,482	$9,717	$8,974

For the six months ended June 30, 2020 and 2019, amounts paid and classified as operating activities in our consolidated statements of cash flows for leases in which we are the lessee, were $10.5 million and $8.9 million, respectively.

6.  CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash consisted of the following as of June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$206,860	$189,681
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	24,495	24,331
Funds held in escrow related to construction projects and investing activities	4,579	23,252
Other	5,606	5,425
	34,680	53,008
Total	$241,540	$242,689

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

(i)a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee,
(ii)a significant adverse change in the regulatory, economic, or technological environment of the investee,
(iii)a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and/or
(iv)significant concerns about the investee’s ability to continue as a going concern.

If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.

Investments in privately held entities are accounted for under the equity method, unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of June 30, 2020.

Investment income/loss recognition and classification

We classify unrealized and realized gains and losses on our investments within investment income in our consolidated statements of operations. Unrealized gains and losses represent:

(i)changes in fair value for investments in publicly traded companies,
(ii)changes in NAV, as a practical expedient to estimate fair value, for investments in privately held entities that report NAV, and/or
(iii)observable price changes of our investments in privately held entities that do not report NAV.

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

7. INVESTMENTS (continued)
Realized gains and losses represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. Impairments are realized losses, which result in an adjusted cost, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV to their estimated fair value.

The following tables summarize our investments as of June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020
	Cost	Unrealized Gains (Losses)	Carrying Amount
Investments:
Publicly traded companies	$159,129	$262,841	$421,970
Entities that report NAV	302,954	218,602	521,556
Entities that do not report NAV:
Entities with observable price changes	48,565	74,708	123,273
Entities without observable price changes	251,666	—	251,666
Total investments	$762,314	$556,151	$1,318,465

	December 31, 2019
	Cost	Unrealized Gains (Losses)	Carrying Amount
Investments:
Publicly traded companies	$148,109	$170,528	$318,637
Entities that report NAV	271,276	162,626	433,902
Entities that do not report NAV:
Entities with observable price changes	42,045	68,489	110,534
Entities without observable price changes	277,521	—	277,521
Total investments	$738,951	$401,643	$1,140,594

Cumulative adjustments recognized on investments in privately held entities that do not report NAV, held as of June 30, 2020, aggregated $74.7 million, which consisted of upward adjustments representing unrealized gains of $77.0 million and downward adjustments representing unrealized losses of $2.3 million.

During the six months ended June 30, 2020, adjustments recognized on investments in privately held entities that do not report NAV aggregated $6.2 million, which consisted of upward adjustments of $7.5 million primarily representing unrealized gains, and downward adjustments of $1.3 million representing unrealized losses. Additionally, we recognized an impairment charge of $24.5 million primarily related to four investments in privately held entities that do not report NAV. Refer to the “Investments” section of Note 2 – “Summary of significant accounting policies” to these unaudited consolidated financial statements for further details.

Our investment income/loss for the three and six months ended June 30, 2020, consisted of the following (in thousands):

	Three Months Ended June 30, 2020
	Unrealized Gains (Losses)	Realized Gains (Losses)	Total
Investments held at June 30, 2020:
Publicly traded companies	$113,669	$—	$113,669
Entities that report NAV	52,985	—	52,985
Entities that do not report NAV, held at period end	2,290	(4,702)	(2,412)
Total investments held at June 30, 2020	168,944	(4,702)	164,242
Investment dispositions during the three months ended June 30, 2020:
Recognized in the current period	—	20,415	20,415
Previously recognized losses	2,708	(2,708)	—
Total investment dispositions during the three months ended June 30, 2020	2,708	17,707	20,415
Investment income	$171,652	$13,005	$184,657

7. INVESTMENTS (continued)

	Six Months Ended June 30, 2020
	Unrealized Gains (Losses)	Realized Gains (Losses)	Total
Investments held at June 30, 2020:
Publicly traded companies	$100,916	$—	$100,916
Entities that report NAV	55,976	—	55,976
Entities that do not report NAV, held at period end	6,219	(24,482)	(18,263)
Total investments held at June 30, 2020	163,111	(24,482)	138,629
Investment dispositions during the six months ended June 30, 2020:
Recognized in the current period	—	24,207	24,207
Previously recognized gains	(8,603)	8,603	—
Total investment dispositions during the six months ended June 30, 2020	(8,603)	32,810	24,207
Investment income	$154,508	$8,328	$162,836

Our investment income/loss for the three and six months ended June 30, 2019, consisted of the following (in thousands):

	Three Months Ended June 30, 2019
	Unrealized Gains (Losses)	Realized Gains (Losses)	Total
Investments held at June 30, 2019:
Publicly traded companies	$15,028	$—	$15,028
Entities that report NAV	(3,168)	—	(3,168)
Entities that do not report NAV, held at period end	4,024	—	4,024
Total investments held at June 30, 2019	15,884	—	15,884
Investment dispositions during the three months ended June 30, 2019:
Recognized in the current period	—	5,616	5,616
Previously recognized gains	(4,826)	4,826	—
Total investment dispositions during the three months ended June 30, 2019	(4,826)	10,442	5,616
Investment income	$11,058	$10,442	$21,500

	Six Months Ended June 30, 2019
	Unrealized Gains (Losses)	Realized Gains (Losses)	Total
Investments held at June 30, 2019:
Publicly traded companies	$56,802	$—	$56,802
Entities that report NAV	29,261	—	29,261
Entities that do not report NAV, held at period end	9,464	—	9,464
Total investments held at June 30, 2019	95,527	—	95,527
Investment dispositions during the six months ended June 30, 2019:
Recognized in the current period	—	9,529	9,529
Previously recognized gains	(12,263)	12,263	—
Total investment dispositions during the six months ended June 30, 2019	(12,263)	21,792	9,529
Investment income	$83,264	$21,792	$105,056

Investments in privately held entities that report NAV

We are committed to funding approximately $224.9 million for all investments in privately held entities primarily related to our investments in limited partnerships. Our funding commitments expire at various dates over the next 11 years, with a weighted-average expiration of 8.5 years as of June 30, 2020. These investments are not redeemable by us, but we may receive distributions from these investments throughout their term. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.3 years as of June 30, 2020.

8.  OTHER ASSETS

The following table summarizes the components of other assets (in thousands):

	June 30, 2020	December 31, 2019
Acquired in-place leases	$312,885	$281,650
Deferred compensation plan	27,753	22,225
Deferred financing costs – $2.95 billion unsecured senior lines of credit	13,628	13,064
Deposits	12,574	31,028
Furniture, fixtures, and equipment	31,027	23,031
Net investment in direct financing lease	37,455	39,916
Notes receivable	2,240	435
Operating lease right-of-use asset	283,637	264,709
Other assets	40,179	32,040
Prepaid expenses	14,442	11,324
Property, plant, and equipment	154,860	174,292
Total	$930,680	$893,714

9. FAIR VALUE MEASUREMENTS

We provide fair value information about all financial instruments for which it is practicable to estimate fair value. We measure and disclose the estimated fair value of financial assets and liabilities by utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities (Level 1), (ii) significant other observable inputs (Level 2), and (iii) significant unobservable inputs (Level 3). Significant other observable inputs can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves. Significant unobservable inputs are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2020.

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of June 30, 2020	$421,970	$421,970	$—	$—
As of December 31, 2019	$318,637	$318,637	$—	$—

Our investments in publicly traded companies represent investments with readily determinable fair values, and are carried at fair value, with changes in fair value classified in net income. We also hold investments in privately held entities, which consist of (i) investments that report NAV, and (ii) investments that do not report NAV, further described below.

Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of June 30, 2020, and December 31, 2019, the carrying values of investments in privately held entities that report NAV aggregated $521.6 million and $433.9 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

9. FAIR VALUE MEASUREMENTS (continued)

Assets and liabilities measured at fair value on a nonrecurring basis

On January 1, 2020, we adopted a new accounting standard described within the “Investments” section in Note 2 – “Summary of significant accounting policies” to these unaudited consolidated financial statements. Beginning in 2020, in accordance with this new accounting standard, we provide fair value disclosures, including disclosures about the level in the fair value hierarchy, for our investments in privately held entities that do not report NAV, which were adjusted to their fair value by applying the measurement alternative described within the “Investments” section in Note 2 – “Summary of significant accounting policies” to these unaudited consolidated financial statements.

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2020 (in thousands). These investments were measured at various times during the period from January 1, 2018, to June 30, 2020.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Investments in privately held entities that do not report NAV	$140,089	$—	$123,273	(1)	$16,816	(2)

(1)This balance represents the total carrying amount of our equity investments in privately held entities with observable price changes, included in our total investments balance of $1.3 billion in our consolidated balance sheets as of June 30, 2020. For more information, refer to Note 7 – “Investments” to these unaudited consolidated financial statements.
(2)This amount is included in the $251.7 million balance of investments in privately held entities without observable price changes disclosed in Note 7 – “Investments” to these unaudited consolidated financial statements, and represents the carrying amount of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described within the “Investments” section in Note 2 – “Summary of significant accounting policies.”

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

We also subject our investments in privately held entities that do not report NAV to a qualitative assessment for indicators of impairment. If indicators of impairment are present, we are required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value. During the six months ended June 30, 2020, we recognized an impairment charge of $24.5 million primarily related to four investments in privately held entities that do not report NAV.

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

        Refer to the “Formation of a consolidated real estate joint venture, impairment of an unconsolidated real estate joint venture, and sales of partial interests” section in Note 4 – “Consolidated and unconsolidated real estate joint ventures,” Note 7 – “Investments,” and Note 15 – “Assets classified as held for sale” to these unaudited consolidated financial statements for further discussion on assets and liabilities measured at fair value on a nonrecurring basis.

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

The fair values of our secured notes payable, unsecured senior notes payable, and our $2.2 billion and $750 million unsecured senior lines of credit were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

9. FAIR VALUE MEASUREMENTS (continued)
As of June 30, 2020, and December 31, 2019, the book and estimated fair values of our secured notes payable, unsecured senior notes payable, and $2.2 billion and $750 million unsecured senior lines of credit were as follows (in thousands):

	June 30, 2020
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Level 1	Level 2	Level 3
Liabilities:
Secured notes payable	$344,784	$—	$371,062	$—	$371,062
Unsecured senior notes payable	$6,738,486	$—	$7,859,363	$—	$7,859,363
$2.2 billion unsecured senior line of credit	$440,000	$—	$436,167	$—	$436,167
$750 million unsecured senior line of credit	$—	$—	$—	$—	$—

	December 31, 2019
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Level 1	Level 2	Level 3
Liabilities:
Secured notes payable	$349,352	$—	$363,344	$—	$363,344
Unsecured senior notes payable	$6,044,127	$—	$6,571,668	$—	$6,571,668
$2.2 billion unsecured senior line of credit	$384,000	$—	$383,928	$—	$383,928

10. SECURED AND UNSECURED SENIOR DEBT

        The following table summarizes our outstanding indebtedness and respective principal payments as of June 30, 2020 (dollars in thousands):

	Stated Rate	Interest Rate (1)		Maturity Date (2)	Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount) Premium
Debt					2020	2021	2022	2023	2024	Thereafter	Principal		Total
Secured notes payable
San Diego	4.66%	4.90%		1/1/23	$893	$1,852	$1,942	$26,259	$—	$—	$30,946	$(164)	$30,782
Greater Boston	3.93%	3.19		3/10/23	790	1,628	1,693	74,517	—	—	78,628	1,503	80,131
Greater Boston	4.82%	3.40		2/6/24	1,623	3,394	3,564	3,742	183,527	—	195,850	9,688	205,538
San Francisco	4.14%	4.42		7/1/26	—	—	—	—	—	28,200	28,200	(595)	27,605
San Francisco	6.50%	6.50		7/1/36	25	26	28	30	32	587	728	—	728
Secured debt weighted-average interest rate/subtotal	4.55%	3.57			3,331	6,900	7,227	104,548	183,559	28,787	334,352	10,432	344,784

Commercial paper program(3)	N/A	N/A	(3)	N/A	—	—	—	—	—	—	—	—	—
$750 million unsecured senior line of credit(4)	L+1.05%	N/A	(4)	4/14/22	—	—	—	—	—	—	—	—	—
$2.2 billion unsecured senior line of credit	L+0.825%	1.33		1/28/24	—	—	—	—	440,000	—	440,000	—	440,000
Unsecured senior notes payable	3.90%	4.04		6/15/23	—	—	—	500,000	—	—	500,000	(1,769)	498,231
Unsecured senior notes payable – green bond	4.00%	4.03		1/15/24	—	—	—	—	650,000	—	650,000	(449)	649,551
Unsecured senior notes payable	3.45%	3.62		4/30/25	—	—	—	—	—	600,000	600,000	(4,236)	595,764
Unsecured senior notes payable	4.30%	4.50		1/15/26	—	—	—	—	—	300,000	300,000	(2,704)	297,296
Unsecured senior notes payable – green bond	3.80%	3.96		4/15/26	—	—	—	—	—	350,000	350,000	(2,840)	347,160
Unsecured senior notes payable	3.95%	4.13		1/15/27	—	—	—	—	—	350,000	350,000	(3,308)	346,692
Unsecured senior notes payable	3.95%	4.07		1/15/28	—	—	—	—	—	425,000	425,000	(3,194)	421,806
Unsecured senior notes payable	4.50%	4.60		7/30/29	—	—	—	—	—	300,000	300,000	(2,017)	297,983
Unsecured senior notes payable	2.75%	2.87		12/15/29	—	—	—	—	—	400,000	400,000	(3,889)	396,111
Unsecured senior notes payable	4.70%	4.81		7/1/30	—	—	—	—	—	450,000	450,000	(3,719)	446,281
Unsecured senior notes payable	4.90%	5.05		12/15/30	—	—	—	—	—	700,000	700,000	(8,230)	691,770
Unsecured senior notes payable	3.38%	3.48		8/15/31	—	—	—	—	—	750,000	750,000	(7,212)	742,788
Unsecured senior notes payable	4.85%	4.93		4/15/49	—	—	—	—	—	300,000	300,000	(3,389)	296,611
Unsecured senior notes payable	4.00%	3.91		2/1/50	—	—	—	—	—	700,000	700,000	10,442	710,442
Unsecured debt weighted average/subtotal		3.93			—	—	—	500,000	1,090,000	5,625,000	7,215,000	(36,514)	7,178,486
Weighted-average interest rate/total		3.91%			$3,331	$6,900	$7,227	$604,548	$1,273,559	$5,653,787	$7,549,352	$(26,082)	$7,523,270

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Under our commercial paper program, we have the ability to issue up to $1.0 billion in commercial paper notes bearing interest at short-term fixed rates, generally with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Borrowings under the program will be used to fund short-term capital needs and are backed by our $2.2 billion unsecured senior line of credit. In the event we are unable to issue commercial paper notes or refinance outstanding borrowings under terms equal to or more favorable than those under the $2.2 billion unsecured senior line of credit, we expect to borrow under the $2.2 billion unsecured senior line of credit at L+0.825%. The commercial paper notes sold during the three months ended June 30, 2020, were issued at a weighted-average yield to maturity of 0.79%.
(4)During the three months ended June 30, 2020, we did not draw on our $750 million unsecured senior line of credit. Pursuant to the terms of the $750 million unsecured senior line of credit agreement, the outstanding commitments will be reduced by 100% of net proceeds from the issuance of new corporate debt and 50% of the net proceeds from the settlement of our forward equity sales agreements entered into in July 2020. As of the date of this report, none of our forward equity sales agreements entered into in July 2020 have been settled.

10. SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt as of June 30, 2020 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate(1)
Secured notes payable	$344,784	$—	$344,784	4.6%	3.57%	3.5
Unsecured senior notes payable	6,738,486	—	6,738,486	89.6	4.10	10.6
Unsecured senior lines of credit(2)	—	440,000	440,000	5.8	1.33	3.6
Total/weighted average	$7,083,270	$440,000	$7,523,270	100.0%	3.91%	9.9
Percentage of total debt	94%	6%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Includes our commercial paper program, which had no outstanding balance as of June 30, 2020.

Unsecured senior notes payable

In March 2020, we completed an offering of $700.0 million of unsecured senior notes payable due on December 15, 2030, at an interest rate of 4.90% for net proceeds of $691.6 million. The net proceeds were used to reduce the outstanding indebtedness under our $2.2 billion unsecured senior line of credit and commercial paper program. Since January 1, 2019, we have completed the issuances of $3.4 billion in unsecured senior notes, with a weighted-average interest rate of 3.95% and a weighted-average maturity as of June 30, 2020, of 15.2 years.

$1.0 billion commercial paper program

In September 2019, we established a commercial paper program, which received credit ratings of A-2 from S&P Global Ratings and Prime-2 from Moody’s Investors Service. Under this program, we have the ability to issue up to $750.0 million of commercial paper notes generally with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our $2.2 billion unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our $2.2 billion unsecured senior line of credit equal to any outstanding balance on our commercial paper program. The net proceeds from the issuances of the notes are expected to be used for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties.

In March 2020, we increased the aggregate amount we may issue from time to time under our commercial paper program from $750.0 million to $1.0 billion. During the three months ended June 30, 2020, the commercial paper notes were issued at a weighted-average yield to maturity of 0.79%. As of June 30, 2020, we had no outstanding borrowings under our commercial paper program.

Additional $750 million unsecured senior line of credit

In April 2020, we closed an additional unsecured senior line of credit with $750.0 million of available commitments. The new unsecured senior line of credit matures on April 14, 2022, and bears interest at LIBOR plus 1.05%. In addition to the cost of borrowing, this line of credit is subject to an annual facility fee of 0.20% based on the aggregate commitment outstanding.

Pursuant to the terms of the new line of credit agreement, the outstanding commitments and any outstanding borrowings from the $750 million unsecured senior line of credit will be reduced by 100% of net cash proceeds from certain new debt transactions and 50% of net cash proceeds from new equity offerings as defined in the agreement. Therefore, upon full or partial settlement of our forward equity sales agreements entered into in July 2020, described further under the “Common equity transactions” section of Note 13 – “Stockholders’ equity” to these unaudited consolidated financial statements, the outstanding commitments and any outstanding borrowings from the $750 million unsecured senior line of credit will be reduced by 50% of net proceeds received from the settlement related to the aforementioned agreements entered into in July 2020. As of the date of this report, none of our forward equity sales agreements entered into in July 2020 have been settled. Including our existing $2.2 billion unsecured senior line of credit, we have $2.95 billion in aggregate commitments under our unsecured senior lines of credit as of June 30, 2020.

Interest expense

The following table summarizes interest expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross interest	$75,807	$64,553	$146,226	$122,162
Capitalized interest	(30,793)	(21,674)	(55,473)	(40,183)
Interest expense	$45,014	$42,879	$90,753	$81,979

11.  ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of June 30, 2020, and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$233,661	$198,994
Accrued construction	232,060	275,818
Acquired below-market leases	186,329	194,773
Conditional asset retirement obligations	29,551	14,037
Deferred rent liabilities	3,632	2,897
Operating lease liability	291,710	271,808
Unearned rent and tenant security deposits	283,332	275,863
Other liabilities	82,906	86,078
Total	$1,343,181	$1,320,268

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

In October 2019, we elected to convert 2.3 million outstanding shares of our 7.00% Series D convertible preferred stock (“Series D Convertible Preferred Stock”) into shares of our common stock. As of December 31, 2019, we had no shares of our Series D Convertible Preferred Stock outstanding. For the period in 2019 during which our Series D Convertible Preferred Stock was outstanding, we calculated the number of weighted-average shares outstanding – diluted using the if-converted method. Shares of Alexandria Real Estate Equities, Inc.’s common shares issued upon conversion, weighted for the period the common shares were outstanding, were included in the denominator for the period after the date of conversion.

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

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$243,561	$87,179	$274,239	$223,997
Net income attributable to noncontrolling interests	(13,907)	(8,412)	(25,820)	(16,071)
Dividends on preferred stock	—	(1,005)	—	(2,031)
Preferred stock redemption charge	—	—	—	(2,580)
Net income attributable to unvested restricted stock awards	(3,054)	(1,432)	(3,574)	(3,134)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$226,600	$76,330	244,845	200,181

Denominator for basic EPS – weighted-average shares of common stock outstanding	124,333	111,433	122,883	111,245
Dilutive effect of forward equity sales agreements	115	68	234	34
Denominator for diluted EPS – weighted-average shares of common stock outstanding	124,448	111,501	123,117	111,279
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$1.82	$0.68	$1.99	$1.80
Diluted	$1.82	$0.68	$1.99	$1.80

13. STOCKHOLDERS’ EQUITY

Common equity transactions

In January 2020, we entered into forward equity sales agreements aggregating $1.0 billion to sell an aggregate of 6.9 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $155.00 per share, before underwriting discounts. In March 2020, we settled 3.4 million shares from our forward equity sales agreement and received proceeds of $500.0 million. We expect to settle the remaining outstanding forward equity sales agreements in 2020, and receive proceeds of approximately $519.6 million, to be further adjusted as provided in the aforementioned agreements. We expect to use the proceeds to fund pending and recently completed acquisitions and the construction of our highly leased development projects.

In February 2020, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $850.0 million of our common stock. As of June 30, 2020, we have $843.7 million available under our ATM program.

In July 2020, we entered into forward equity sales agreements aggregating $1.1 billion to sell an aggregate of 6.9 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $160.50 per share, before underwriting discounts. We expect to settle these forward equity sales agreements in 2020, and to use proceeds to fund pending and recently completed acquisitions and the construction of our highly leased development projects.

Dividends

During the three months ended March 31, 2020, we declared cash dividends on our common stock aggregating $130.0 million, or $1.03 per share. In April 2020, we paid the cash dividends on our common stock declared for the three months ended March 31,
2020.

During the three months ended June 30, 2020, we declared cash dividends on our common stock aggregating $133.7 million, or $1.06 per share. In July 2020, we paid the cash dividends on our common stock declared for the three months ended June 30, 2020.

Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the six months ended June 30, 2020, due to net unrealized losses on foreign currency translation (in thousands):

Total
Balance as of December 31, 2019	$(9,749)

Other comprehensive loss before reclassifications	(3,331)
Net other comprehensive loss	(3,331)

Balance as of June 30, 2020	$(13,080)

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 124.6 million shares were issued and outstanding as of June 30, 2020. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of June 30, 2020. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of June 30, 2020.

14. NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 41 properties as of June 30, 2020, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the six months ended June 30, 2020 and 2019, we distributed $38.2 million and $24.6 million, respectively, to our consolidated real estate joint venture partners.

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

15. ASSETS CLASSIFIED AS HELD FOR SALE

As of June 30, 2020, four properties aggregating 518,765 RSF were classified as held for sale in our consolidated financial statements, none of which met the criteria for classification as discontinued operations.

In June 2020, we decided to sell a real estate investment aggregating 60,759 RSF located in Greater Boston, which met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations in our consolidated financial statements. We determined the estimated fair value of this asset less costs to sell was greater than the carrying amount of the asset. Refer to “Impairment of long-lived assets” within Note 2 – “Summary of significant account policies” to these unaudited consolidated financial statements for additional information.

The following is a summary of net assets as of June 30, 2020, and December 31, 2019, for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	June 30, 2020	December 31, 2019
Total assets	$45,388	$59,412
Total liabilities	(2,089)	(2,860)
Total accumulated other comprehensive income	1,611	536
Net assets classified as held for sale	$44,910	$57,088

16. SUBSEQUENT EVENTS

Real estate acquired in July 2020

In July 2020, we completed the acquisition of three properties for an aggregate purchase price of $141.7 million, comprising 749,003 RSF of operating and future development and redevelopment opportunities strategically located across multiple markets.

Forward equity sales agreements

In July 2020, we entered into forward equity sales agreements aggregating $1.1 billion to sell an aggregate of 6.9 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $160.50 per share, before underwriting discounts. Refer to Note 13 – “Stockholders’ equity” to these unaudited consolidated financial statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “forecast,” “guidance,” “projects,” “estimates,” “anticipates,” “goals,” “believes,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” or “will,” or the negative of those words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

•Operating factors such as a failure to operate our business successfully in comparison to market expectations or in comparison to our competitors, our inability to obtain capital when desired or refinance debt maturities when desired, and/or a failure to maintain our status as a REIT for federal tax purposes.
•Market and industry factors such as adverse developments concerning the life science, technology, and agtech industries and/or our tenants.
•Government factors such as any unfavorable effects resulting from federal, state, local, and/or foreign government policies, laws, and/or funding levels.
•Global factors such as negative economic, political, financial, credit market, and/or banking conditions.
•Uncertain global, national, and local impacts of the ongoing COVID-19 pandemic.
•Other factors such as climate change, cyber intrusions, and/or changes in laws, regulations, and financial accounting standards.

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2019, and respective sections within this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

The COVID-19 pandemic

In December 2019, a novel coronavirus, which causes respiratory illness and spreads from person to person (COVID-19), was first identified during an investigation into an outbreak in Wuhan, China. The first case of COVID-19 in the U.S. was reported on January 20, 2020. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19. As of July 24, 2020, according to the World Health Organization, over 15 million novel coronavirus cases have been reported worldwide. The U.S. has reported more than 3.9 million cases of COVID-19 and over 140,000 deaths as of July 24, 2020.

COVID-19 disease, treatment, and measures to combat the pandemic

Most patients with COVID-19 have had mild to severe respiratory illness with symptoms of fever, chills, cough, shortness of breath, fatigue, and loss of taste. Many individuals with COVID-19 are asymptomatic and show limited to no symptoms, highlighting the ongoing challenge of containing the continued spread of COVID-19. Some patients develop pneumonia in both lungs and/or multi-organ failure, which in some cases leads to death. There is currently no specific treatment or vaccine for COVID-19, however since scientists shared the virus’s genetic makeup in January 2020, intense research has been underway around the world. At this time, while there are no FDA-approved drugs for the treatment of COVID-19, the FDA has granted emergency use authorization for the antiviral drug remdesivir to treat severe COVID-19. In addition, the U.S. National Institutes of Health (“NIH”) has recommended the corticosteroid dexamethasone for patients with severe COVID-19 who require supplemental oxygen or mechanical ventilation.

Vaccine testing in humans started with record speed in March 2020 and as of July 24, 2020, has evolved to over 165 potential vaccines in different stages of development. The current vaccines in development use a myriad of different scientific approaches to attempt to provoke an immune response, including:

•Genetic vaccines that use part of the coronavirus’s genetic code;
•Viral vector vaccines that use a virus to deliver coronavirus genes into cells;
•Protein-based vaccines that use a coronavirus protein or protein fragment to stimulate the immune system; and
•Whole-virus vaccines that use a weakened or inactivated version of the coronavirus.

At least 27 potential vaccines are currently in human clinical trials and in order to accelerate vaccine development, a number of these potential vaccines are in combined Phase I/II trials. Phase I trials typically include a small number of participants to test safety and dosage as well as to confirm that the vaccine stimulates the immune system. Phase II trials involve hundreds of participants split into groups, such as children and the elderly, to determine whether the vaccine acts differently in each subpopulation. Phase III trials involve delivering the vaccine to tens of thousands of people and waiting to see how many become infected, and the severity of symptoms, compared with volunteers who receive a placebo. Regulators in each country will review the trial results to make a determination as to whether the drug or vaccine should be approved. As of July 24, 2020, there are four potential vaccines in Phase III trials.

Regulators around the world are expected to expedite approvals or to allow for emergency use authorizations before issuing formal approvals for vaccines that prove successful in clinical trials. Vaccine candidates that demonstrate significant safety and efficacy in Phase II or Phase III trials may become available as early as year-end 2020 or in early 2021. Furthermore, the U.S. government’s Operation Warp Speed program has announced a handful of company partners to which it will allocate billions of dollars in federal funding to help expedite the development and manufacturing of coronavirus vaccines and treatments.

Shelter-in-place and stay-at-home orders

On March 19, 2020, California became the first state to set mandatory stay-at-home restrictions to help combat the spread of the coronavirus. The order included the shutdown of all nonessential services, such as dine-in restaurants, bars, gyms, conference or convention centers, and other businesses not deemed to support critical infrastructure. Exceptions for essential services, such as grocery stores, pharmacies, gas stations, food banks, convenience stores, and delivery restaurants, have allowed these services to remain open. Subsequently, almost all states issued similar orders, including New York, Massachusetts, Washington, Maryland, and North Carolina, where our remaining properties outside California are located. Countries around the world also implemented measures to slow the spread of the coronavirus, from national quarantines to school closures or similar types of stay-at-home orders or movement limitations.

Most state orders expired or were rescinded between May and early June 2020, and authorities began reopening businesses, including retail stores, restaurants, bars, salons, houses of worship, entertainment venues such as movie theaters and museums, and manufacturing facilities and offices. Daily new COVID-19 cases in the U.S., which declined to approximately 18,000 new cases by June 9, 2020, from the low- to mid-30,000 daily range in April 2020, began to increase after reopenings commenced across the country. On July 19, 2020, a new daily record of 74,000 new cases was reported, with daily case numbers rising significantly, particularly in South and Southwest states, including Alabama, Arizona, Florida, Mississippi, North Carolina, Texas, Tennessee, and California, all of which reported single-day records for new cases and deaths. As a result of the resurgence of new infections, states have begun to reconsider their reopenings and have warned that new lockdowns may be needed to reverse the increasing trend of infections.

Impact to the global and U.S. economy

As a result of the unprecedented measures taken in the U.S. and around the world, the disruption and impact to the U.S. and global economies and financial markets by the COVID-19 pandemic have been significant. It is feared that this pandemic could trigger, or has already triggered, a period of prolonged global economic slowdown or global recession. The International Monetary Fund (“IMF”) estimated in April 2020 that the global economy could be facing its worst recession since the Great Depression of the 1930s, with a 3% negative growth in 2020 rather than an expansion of 3.3% as it projected in January 2020.

In June 2020, the IMF revised its April forecast downward, projecting global growth to shrink by 4.9% in 2020, or 1.9% below the April 2020 forecast. The COVID-19 pandemic has had a more negative impact on activity in the first half of 2020 than anticipated, and the recovery is projected to be more gradual than previously forecast according to the IMF. In 2021, global growth is projected at 5.4%. Overall, this would leave 2021 U.S. gross domestic product some 6.5% lower than in the pre-COVID-19 projections of January 2020. The adverse impact on low-income households is particularly acute, imperiling the significant progress made in reducing extreme poverty in the world since the 1990s.

The IMF is currently projecting all advanced economies will contract in 2020, including an 8% contraction in the U.S. Based on the data provided by the U.S. Bureau of Labor Statistics on July 2, 2020, the unemployment rate in the U.S. is up by 7.6% since February 2020 to 11.1%, although down from the 13.3% from the month before. The July 2020 data reported 4.8 million jobs created in June 2020; however, the recent surge in new COVID-19 cases could make these job gains temporary. Stock markets around the globe have rebounded substantially since March 2020; however, since the pandemic was declared, access to capital has become much more challenging for most companies or non-existent for some.

The unprecedented disruption and impact to the U.S. and global economies and financial markets by the COVID-19 pandemic resulted in the U.S. President’s signing into law on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a $2 trillion economic stimulus package. The CARES Act allocated over $140 billion to the U.S. health system to support COVID-19-related manufacturing, production, diagnostics, and treatments, and to accelerate the market entrance of necessary vaccines and cures. The CARES Act also designated $945.4 million specifically to the NIH, which is a tenant of ours in our Maryland market, to combat COVID-19, which includes, but is not limited to, providing support for research, construction, and acquisition of equipment for vaccine and infectious disease research facilities, including the acquisition of real property. In addition, on April 24, 2020, the U.S. President signed the Paycheck Protection Program and Health Care Enhancement Act into law, which provided an additional $484 billion relief package to primarily assist distressed small businesses and to prevent them from shutting their operations and laying off their employees. This package designated $75 billion to hospitals and $25 billion for a new COVID-19 testing program. It is too early to determine if the CARES Act and the $484 billion relief package were effective or sufficient to offset some of the most severe economic effects of the pandemic. Furthermore, the programs initiated under the aforementioned COVID-19 relief and stimulus packages are set to expire in the coming weeks. Unless the government extends the deadlines or introduces new relief measures, the impact of expirations on the U.S. economy could be severe and could lead to further deterioration of economic conditions, higher unemployment rates, and prolonged recession, which in turn could materially affect our (or our tenants’) performance, financial condition, results of operations, and cash flows.

See “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report, for additional discussion of the risks posed by the COVID-19 pandemic, and uncertainties we, our tenants, and the national and global economies face as a result.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT and the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, technology, and agtech campuses in AAA innovation cluster locations, with a total market capitalization of $27.7 billion and an asset base in North America of 43.0 million SF as of June 30, 2020. The asset base in North America includes 28.8 million RSF of operating properties and 2.3 million RSF of Class A properties undergoing construction, 6.6 million RSF of near-term and intermediate-term development and redevelopment projects, and 5.3 million SF of future development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle. We have a longstanding and proven track record of developing Class A properties clustered in urban life science, technology, and agtech campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, technology, and agtech companies through our venture capital arm. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of June 30, 2020:

•Investment-grade or publicly traded large cap tenants represented 51% of our total annual rental revenue;
•Approximately 94% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from approximately 3.0% to 3.5%) or indexed based on a consumer price index or other index;
•Approximately 93% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent; and
•Approximately 92% of our leases (on an RSF basis) provided for the recapture of capital expenditures (such as heating, ventilation, and air conditioning systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

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

Executive summary

Operating results

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$226.6	$76.3	$244.8	$200.2
Per share	$1.82	$0.68	$1.99	$1.80
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$225.0	$192.7	$446.4	$382.5
Per share	$1.81	$1.73	$3.63	$3.44

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items at the beginning of the “Results of operations” section within this Item 2 for additional information.

Alexandria and its tenants at the vanguard of advancing solutions for COVID-19

Safe and effective vaccines and therapies, in addition to widespread testing, are desperately needed to combat the global COVID-19 pandemic. Over 80 of our life science tenants are advancing solutions for COVID-19. By maintaining essential business operations across our campuses, Alexandria has enabled several of our life science tenants to continue mission-critical COVID-19-related research and development. Refer to the “Alexandria and its innovative tenants are at the vanguard of the life science ecosystem advancing solutions for COVID-19” section within this Item 2 for additional information.

Strong and flexible balance sheet with significant liquidity

•$4.2 billion of liquidity as of June 30, 2020, pro forma for our $1.1 billion forward equity sales agreements entered into in July 2020.
•Zero debt maturing until 2023.
•9.9 years weighted-average remaining term of debt as of June 30, 2020.
•Investment-grade credit rating, which ranks in the top 10% among all publicly traded REITs, of Baa1/Stable from Moody’s Investors Service and BBB+/Stable from S&P Global Ratings, both as of June 30, 2020.

Continued dividend strategy to share cash flows with stockholders

Common stock dividend declared for the three months ended June 30, 2020, of $1.06 per common share, aggregating $4.12 per common share for the twelve months ended June 30, 2020, up 25 cents, or 6%, over the twelve months ended June 30, 2019. Our FFO payout ratio of 59% for the three months ended June 30, 2020, allows us to share cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

A REIT industry-leading, high-quality tenant roster

•51% of annual rental revenue from investment-grade or publicly traded large cap tenants.
•Weighted-average remaining lease term of 7.8 years.

Continued strength in collections drives lowest tenant receivables balance since 2012

•As of July 24, 2020, we have collected 99% of July 2020 rents and tenant recoveries.
•We have collected 99.4% of June 2020 rents and tenant recoveries.
•As of June 30, 2020, our tenant receivables balance was $7.2 million, our lowest balance since 2012.

High-quality revenues and cash flows, strong Adjusted EBITDA margin, and operational excellence

Percentage of annual rental revenue in effect from:
Investment-grade or publicly traded large cap tenants	51%
Class A properties in AAA locations	74%
Occupancy of operating properties in North America	94.8%	(1)
Operating margin	72%
Adjusted EBITDA margin	69%
Weighted-average remaining lease term:
All tenants	7.8	years
Top 20 tenants	11.2	years

(1)Includes 647,771 RSF, or 2.3%, of vacancy in our North America markets, representing lease-up opportunities at properties recently acquired, primarily at our SD Tech by Alexandria campus (joint venture), 601, 611, and 651 Gateway Boulevard (joint venture), and 5505 Morehouse Drive. Excluding these vacancies, occupancy of operating properties in North America was 97.1% as of June 30, 2020. Refer to “Summary of occupancy percentages in North America” within this Item 2 for additional information regarding vacancy from recently acquired properties.

Strong leasing activity during the second quarter of 2020 and continued rental rate growth

•Continued strong leasing activity and rental rate growth in light of modest contractual lease expirations at the beginning of 2020 and a highly leased value-creation pipeline; continued rental rate growth during the six months ended June 30, 2020, over expiring rates on renewed and re-leased space:

	June 30, 2020
	Three Months Ended	Six Months Ended
Total leasing activity – RSF	1,077,510	1,780,865
Leasing of development and redevelopment space – RSF	196,039	210,271
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	699,130	1,251,152
Rental rate increases	37.2%	41.1%
Rental rate increases (cash basis)	15.0%	17.9%

Guidance for unique and opportunistic value-creation acquisitions and construction

•Our initial 2020 guidance issued on December 3, 2019, included guidance midpoint for our 2020 construction spending and acquisitions of $1.6 billion and $950 million, respectively, and reflected a strong outlook for 2020, including continued strong demand for our value-creation development and redevelopment projects.
•Our guidance issued on April 27, 2020, reduced our 2020 forecasted construction spend, acquisitions, real estate dispositions and partial interest sales, and issuance of common equity. These reductions were deemed necessary while we monitored the impact of COVID-19 on many areas of our business, including the overall macro and capital market environments.
•Our guidance issued on July 27, 2020, was updated to address the continuing tenant demand for our development and redevelopment pipeline in part due to COVID-19 requirements, as well as existing and anticipated attractive acquisition opportunities in our markets, which will be partially funded through forecasted real estate dispositions and partial interest sales. Key updates to our sources and uses include:
•Increased midpoint for our 2020 construction spending guidance range from $960.0 million to $1.35 billion.
•An additional $900 million to $1.3 billion of real estate acquisitions in the second half of 2020, including acquisitions completed in July 2020.
•Increased midpoint of our real estate dispositions and partial interest sales from $50.0 million to $1.25 billion, which is expected to fund a portion of the increase in construction spending and acquisitions in addition to providing significant capital for growth over the next two to three quarters.
•See “Key capital events” below for additional details on our July 2020 forward equity offering.
•Refer to “Projected results” and “Capital resources” within this Item 2 for detailed assumptions for our updated 2020 guidance.

2020 Nareit Gold Investor CARE Award winner

2020 recipient of the Nareit Gold Investor CARE (Communications and Reporting Excellence) Award in the Large Cap Equity REIT category as the best-in-class REIT that delivers transparent, quality, and efficient communications and reporting to the investment community; our fifth Nareit Gold Investor CARE Award over the last six years, and our third consecutive Gold Award.

Continued strong net operating income and internal growth

•Total revenues:
•$437.0 million, up 16.9%, for the three months ended June 30, 2020, compared to $373.9 million for the three months ended June 30, 2019.
•$876.9 million, up 19.7%, for the six months ended June 30, 2020, compared to $732.7 million for the six months ended June 30, 2019.
•Net operating income (cash basis) of $1.1 billion for the three months ended June 30, 2020 annualized, increased by $165.0 million, or 17.6%, compared to the three months ended June 30, 2019 annualized.
•94% of our leases contain contractual annual rent escalations approximating 3.0%.
•Same property net operating income growth:
•1.6% and 4.5% (cash basis) for the six months ended June 30, 2020, over the six months ended June 30, 2019.
•0.6% and 2.5% (cash basis) for the three months ended June 30, 2020, over the three months ended June 30, 2019.
•Includes the effect of temporary reduction in same property occupancy of 80 basis points related to downtime in connection with leases aggregating 152,045 RSF, with 63% already leased for delivery in the third quarter of 2020 at significantly higher rental rates. Excluding the impact of the temporary vacancies, the same property net operating income growth for the three months ended June 30, 2020, would have been 1.6% and 4.2% (cash basis), respectively. We expect occupancy and other contractual rental increases in the second half of 2020 will increase same property NOI and same property NOI (cash basis) to within our guidance range for the year ending December 31, 2020.
•Minimal remaining 2020 contractual lease expirations, aggregating 2.3% of annual rental revenue.

Highly leased value-creation pipeline, including COVID-19-focused R&D space

•Current projects aggregating 3.3 million RSF, including COVID-19-focused R&D spaces, are highly leased at 61% and will generate significant revenues and cash flows.
•As of July 27, 2020, construction activities were in process at all of our active value-creation projects.
•Significant pre-leasing at two new value-creation projects in our Sorrento Mesa submarket:
•Near-term development project at SD Tech by Alexandria, aggregating 176,428 RSF, is 59% pre-leased; and
•Active redevelopment project at 9877 Waples Street, a recently acquired property aggregating 63,774 RSF, is 100% pre-leased.
•Annual net operating income (cash basis), including our share of unconsolidated real estate joint ventures, is expected to increase $29 million upon the burn-off of initial free rent on recently delivered projects.

Completed acquisitions

Refer to the “Acquisitions” subsection of the “Investments in real estate” section within this Item 2 for information on our strategic acquisitions.

Balance sheet management

Key metrics as of June 30, 2020

•$27.7 billion of total market capitalization.
•$20.2 billion of total equity capitalization.
•$4.2 billion of liquidity as of June 30, 2020, pro forma for our $1.1 billion forward equity sales agreements entered into in July 2020.

	As of June 30, 2020		Goal for Fourth Quarter of 2020, Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.8x	6.2x	Less than or equal to 5.3x
Fixed-charge coverage ratio	4.2x	4.2x	Greater than or equal to 4.4x

Value-creation pipeline of new Class A development and redevelopment projects as a percentage of gross investments in real estate	June 30, 2020
Current projects 65% leased/negotiating	7%
Income-producing/potential cash flows/covered land play(1)	6%
Land	2%

(1)Includes projects that have existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

Key capital events

•In April 2020, we closed an additional unsecured senior line of credit with $750.0 million of available commitments. The new unsecured senior line of credit matures on April 14, 2022, and bears interest at LIBOR plus 1.05%. Pursuant to the terms of the agreement, the outstanding commitments and any outstanding borrowings from the $750 million unsecured senior line of credit will be reduced by 100% of net cash proceeds from certain new debt transactions and 50% of net cash proceeds from new equity offerings as defined in the agreement, which includes any net proceeds from the settlement of our July 2020 forward equity sales agreements. Including our existing $2.2 billion unsecured senior line of credit, we have $2.95 billion in aggregate commitments under our unsecured senior lines of credit as of June 30, 2020.
•In 2020, we entered into forward equity sales agreements to sell an aggregate 13.8 million shares of our common stock (including the exercise of an underwriters’ option). As of the date of this report, our outstanding forward equity agreements are as follows:

	Public Offering Price	Shares (in thousands)		Net Proceeds (in thousands)
Date		Settled	Outstanding	Received	Remaining
January 2020	$155.00	3,356	3,544	$500,001	$519,621
July 2020	$160.50	—	6,900	—	1,061,952
		3,356	10,444	$500,001	$1,581,573

•During the three months ended June 30, 2020, and through the date of this report, there was no sale activity under our ATM common stock offering program. As of the date of this report, we have $843.7 million remaining available under our ATM program.

Investments
•Our investments in publicly traded companies and privately held entities aggregated a carrying amount of $1.3 billion, including an adjusted cost basis of $762.3 million and unrealized gains of $556.2 million, as of June 30, 2020.
•Investment income included $184.7 million during the three months ended June 30, 2020, which consisted of $17.7 million in realized gains, $4.7 million in impairments related to investments in privately held entities that do not report NAV, and $171.7 million in unrealized gains.

Leader in corporate responsibility: philanthropic activities and partnerships to positively impact our communities

At the vanguard of fighting COVID-19 by aiding communities adversely affected by the global pandemic
•Alexandria has sourced and donated over 54,000 pieces of much-needed personal protective equipment to 12 hospitals and other entities in need in New York City, Boston, Seattle, San Diego, Dayton, and Los Angeles for use by medical professionals working on the front lines of the COVID-19 response. Through strategic philanthropic giving and the Company’s matching gift programs, Alexandria donated, in aggregate, over $700,000 to several highly impactful national and regional organizations performing important work to support a myriad of efforts in communities affected by this global public health emergency, including the following:
•Feeding America – COVID-19 Response Fund, the fund from the nation’s largest hunger-relief organization with a network of 200 member food banks, is supporting the food banks that help people feed their families during the school closures, job disruptions, and health risks related to the COVID-19 pandemic.
•First Responders Children’s Foundation COVID-19 Emergency Response Fund is providing support to the families of first responders on the front lines of the COVID-19 pandemic, who are enduring financial hardship due to the outbreak.
•Robin Hood’s COVID-19 Relief Fund, from New York City’s largest poverty-fighting organization, is providing immediate, short-term grants to support non-profits that are on the front lines in the fight against COVID-19 so they can move swiftly to serve affected communities.
•Relief Opportunities for All Restaurants (ROAR) is providing financial relief directly to employees of restaurants who have lost their jobs as a result of the COVID-19 pandemic.
•City of Cambridge Disaster Fund for COVID-19 is providing emergency assistance in partnership with non-profit organizations to individuals and families in Cambridge experiencing extreme financial hardship caused by the COVID-19 crisis.
•Project Angel Food is committed to providing uninterrupted deliveries of nutritious medically tailored meals to people impacted by serious illness in the Los Angeles area throughout the duration of the COVID-19 pandemic.

Driving educational opportunity and providing resources to underserved communities
•We regard education as one of the most fundamental foundations to achieving a safe, healthy, and good life. As a result, we have forged deep partnerships with inspiring community organizations focused on providing educational resources to underserved communities in a multitude of ways. Working closely with these organizations, we have helped open the doors of opportunity for countless students.
•During 2Q20, we announced Alexandria’s 2020 scholarship recipients, 11 high-achieving public school students in San Francisco and Maryland who will each receive $5,000 annually to attend either a two- or four-year program at a college/university of their choice to study one of the STEM (science, technology, engineering, and mathematics) fields.
•As both a founding and sustaining donor, we have been passionate longtime supporters of Computer Science for All (CS4ALL) — a 10-year initiative launched in 2015 to provide high-quality computer science education for New York City’s 1.1 million public school students. Alexandria volunteers have worked alongside NYC high school students to rebuild computers donated by Alexandria for use in the CS4ALL program; served as judges for CS4ALL’s Hack League, a citywide coding competition involving students from 62 middle and high schools across New York City; participated in multiple Computer Science Education Weeks, a global effort encouraging computer science education; and hosted CS4ALL students at the Alexandria Center® for Life Science – NYC for them to learn about the vast array of jobs that computer science touches and the career paths available to them. Our ongoing partnership with CS4ALL has helped ensure that NYC’s public school students have the skills they need to achieve success in higher education, the 21st-century job market, and beyond.
•Through our very hands-on work with, and mission-critical funding support for, the Emily Krzyzewski Center in Durham, North Carolina, we are helping propel academically focused, low-income K–12 students and graduates toward success in college. Emily K programs begin in elementary and middle school to build and accelerate academic skills that lay the foundation for future college success. As students move on to high school, they receive holistic support in the areas of college planning, personal management and leadership, academic skills development, and career exploration, leading to graduating seniors who are scholarship eligible and college ready. After 12 years, the success rate for admittance to a four-year college is 100%.
•Robin Hood, New York City’s largest poverty fighting organization, has an intense focus on education and works to ensure that low-income students at risk of not finishing high school graduate ready to succeed in college and career. Robin Hood has provided over $29 million in funding to impactful tutoring and mentorship programs, college prep programs, mental health and counseling services, and teacher training initiatives and has helped more than 55,000 students across the city last year alone. We have very actively worked with CEO Wes Moore, as well as offered significant financial support, to make a huge impact in the underserved communities of New York City through highly important programs that have measurable outcomes.
•Alexandria has worked closely with Breakthrough Greater Boston (BTGB) over many years to prepare low-income students for success in college and train the next generation of urban teachers. Through six years of intensive, tuition-free, out-of-school-time programming, BTGB changes students’ academic trajectories and supports them along the path to college. Students gain a passion for learning and the perseverance and tools needed to succeed in college and beyond. BTGB also works to build the next generation of teachers through competitive recruitment, research-based training, and coaching from master teachers. Teaching Fellows gain intensive in-classroom experience, expert training, and 1:1 coaching.

Pioneering a uniquely comprehensive care model to tackle opioid addiction
•Against the backdrop of the COVID-19 pandemic, the U.S. opioid epidemic remains one of the most devastating public health issues of our time. With many people confronting additional stresses such as isolation, unemployment, anxiety, and loss, monthly drug overdose deaths, which decreased in 2018 for the first time in 25 years, have skyrocketed to record numbers during the pandemic, up 42% in May 2020 relative to May 2019. This alarming spike in drug overdoses highlights the urgent unmet need for evidence-based holistic treatment systems for addiction.
•As a key component of Alexandria’s mission to advance human health, we partnered with Verily, an Alphabet company, to pioneer a comprehensive care model for the full and sustained recovery of people suffering from opioid addiction. The 59,000 RSF campus, situated on 4.3 acres in Dayton, Ohio, includes dedicated facilities and services for treatment, residential housing, group therapy, family reunification, fitness, workforce development programs, job placement, and community transition. Alexandria has led the design and development of the campus, which opened to patients in the fall of 2019. In July 2020, we completed OneFifteen Living, the campus's three-story residential facility designed to serve as a safe place for individuals suffering from opioid addiction to live while accessing on-campus treatment services.
•As overdose deaths in 1H20 are up 34% compared to 1H19 in Montgomery County, Ohio, where our state-of-the-art OneFifteen campus is located, OneFifteen's doors are open to those ready to make a change and it has also successfully ramped up telehealth services to ensure those needing its addiction services do not experience a gap in care during this critical time. It is our sincerest hope that OneFifteen will not only provide hope for the Dayton community, but that is also serves as a blueprint for rest of the country.

Industry and ESG leadership
•In June 2020, our executive chairman and founder, Joel S. Marcus, had the honor of serving as the keynote speaker for a special fireside chat at the virtual BIO Health Caucus hosted by the Association of University Research Parks, an organization dedicated to guiding leaders to cultivate communities of innovation at global anchor institutions. The virtual fireside, titled “Three Decades of Building Bio Health Facilities and Companies,” covered a broad array of topics that provided a comprehensive view of our essential business, our dynamic cluster locations, and our critical role at the vanguard of the life science ecosystem fighting COVID-19.
•In June 2020, we released our 2019 Corporate Responsibility Report, which reinforces Alexandria’s longstanding environmental, social, and governance commitment, strong progress toward our 2025 environmental impact goals, and critical role at the vanguard of the life science ecosystem advancing solutions for COVID-19.
•In June 2020, we announced that Alexandria LaunchLabs® – AgTech awarded its inaugural $100,000 AgTech Innovation Prize to TerMir Inc., an early-stage agtech company aiming to address key, unresolved agricultural, environmental, and human health challenges.

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

Scott Gottlieb, MD
Resident Fellow, American Enterprise Institute; Former FDA Commissioner

Source: American Enterprise Institute report, "National coronavirus response: A road map to reopening," March 29, 2020.

ENHANCING TESTING QUALITY & CAPACITY

- Abbott
- Chan Zuckerberg Biohub
- color
- LabCorp
- Quest Diagnostics™
- Roche
- ThermoFisher Scientific
- verily

ADVANCING NEW & REPURPOSED THERAPIES

- Adaptive biotechnologies®
- AMGEN
- Applied Therapeutics
- ATRECA
- GILEAD
- Lilly
- NOVARTIS
- VIR

DEVELOPING PREVENTATIVE VACCINES

- AstraZeneca
- GreenLight Biosciences™
- gsk
- Johnson & Johnson
- MERCK
- moderna
- NIH National Institute of Allergy and Infectious Diseases
- NOVAVAX
- Pfizer
- SANOFI

(1)Represents an illustrative subset of over 80 tenants focused on COVID-19-related efforts, with some of these companies working on multiple efforts that span testing, treatment, and/or vaccine development.

ALEXANDRIA'S TENANTS ARE LEADING CRITICAL EFFORTS TO DEVELOP A SAFE AND EFFECTIVE VACCINE

"Having a safe and effective medical countermeasure to prevent COVID-19 would enable us to not only save lives but also help end the global pandemic."(1)

Anthony Fauci, MD, *NIAID Director*

UNPRECEDENTED R&D COLLABORATION: OPERATION WARP SPEED

As a cornerstone of the U.S. government's effort to accelerate the development, manufacturing, and distribution of COVID-19 diagnostics, therapeutics, and vaccines, it has allocated **$10 billion** to Operation Warp Speed (OWS). This collaborative public-private initiative aims to deliver 300 million doses of a safe and effective vaccine by January 2021 and has announced a handful of partners to date.

AWARD(2)	COMPANY	CURRENT TRIAL STAGE(2)	ARE TENANT
$456M	Johnson & Johnson	Phase I	✓
Up to $483M	moderna	Phase II	✓
$628M	emergent biosolutions	Manufacturing	✓
Up to $1.2B	AstraZeneca	Phase II/III	✓
$1.6B	NOVAVAX	Phase I/II	✓
$1.95B	Pfizer	Phase I/II	✓
Finalist - TBA	MERCK	Preclinical	✓
Finalist - TBA	INOVIO POWERING DNA MEDICINES	Phase I	
Finalist - TBA	VAXART	Preclinical

(1)Source: FierceBiotech, “NIAID creates new COVID-19 drug and vaccine trial network through Trump's Warp Speed program,” July 9, 2020.
(2)Announced award value and clinical trial stage as of July 24, 2020.

Alexandria and its innovative tenants are at the vanguard of the life science ecosystem advancing solutions for COVID-19

Safe and effective vaccines and therapies, in addition to widespread testing, are desperately needed to combat the global COVID-19 pandemic. By maintaining essential business operations across our campuses, Alexandria has enabled several of our life science tenants to continue mission-critical COVID-19-related research and development. The heroic work being done by so many of our tenants and campus community members to help test for, treat, and prevent COVID-19, as well as provide medical supplies and protective equipment to neighboring hospitals, is profound and inspiring. We are currently tracking over 80 tenants across our cluster markets who are advancing solutions for COVID-19.

Developing preventative vaccines
•A prophylactic vaccine should help bring about the effective end of the global COVID-19 pandemic. As such, researchers around the world are developing over 165 vaccines against the coronavirus, with at least 27 vaccine candidates in human trials.
•In an effort to expedite the development, manufacturing, and distribution of COVID-19 vaccines, the U.S. government has allocated $10 billion to its Operation Warp Speed (OWS) initiative, calling for unprecedented public-private collaboration. OWS has awarded grants to a handful of company partners to date, including tenants AstraZeneca plc, Emergent BioSolutions Inc, Johnson & Johnson, Inc., Moderna, Inc., Novavax, Inc., and Pfizer Inc. Clinical trial data will continue to be reported by each company over the coming months, and the first COVID-19 vaccine could receive emergency use authorization from the FDA by year-end 2020 or early 2021.
•Other tenants, including GlaxoSmithKline, GreenLight Biosciences, Inc., Medicago Inc., Merck & Co., and Sanofi, are similarly leveraging their vaccine development expertise and technology platforms to bring vaccine candidates into clinical trials, with the goal of expediting the delivery of a safe and effective vaccine to the public within the next 12 months.

Advancing new and repurposed therapies
•Over 350 experimental drug treatments are being studied in over 500 clinical trials around the world in addition to more than 250 therapeutic candidates in preclinical development. A substantial number of these programs are sponsored by our tenants, including the following notable efforts:
•Eli Lilly and Company, in collaboration with AbCellera, began its Phase I study ahead of schedule to test a novel antibody targeted against the SARS-CoV-2 virus, the first COVID-19-specific antibody program of its kind to enter the clinic.
•Gilead Sciences, Inc.’s remdesivir is in late-stage studies for the treatment of moderate and severe COVID-19 patients. Based on positive safety and efficacy data, the FDA granted emergency use authorization for remdesivir in the treatment of hospitalized patients with severe COVID-19.
•Adaptive Biotechnologies Corporation and Amgen are working together to identify and develop therapeutic antibodies from the blood of patients who are actively fighting or have recently recovered from COVID-19.
•Vir Biotechnology, Inc. has announced unique partnerships with Alnylam Pharmaceuticals, Inc. and GlaxoSmithKline to utilize its neutralizing antibody platform to identify novel drug candidates that could be used as therapeutic or preventative COVID-19 treatments.
•Many other Alexandria tenants, including AbbVie Inc., Atreca Inc., Corvus Pharmaceuticals, Inc., Enanta Pharmaceuticals, Inc., Novartis AG, and Pfizer Inc., are similarly endeavoring to develop novel therapies and repurpose existing and investigational drugs to provide near-term treatments for moderate and severe COVID-19 patients and those at highest risk.

Improving testing quality and capacity
•Color Genomics, Laboratory Corporation of America Holdings, Quest Diagnostics, Roche, Thermo Fisher Scientific Inc., Verily Life Sciences, and others are working to improve testing quality, capacity, and turnaround time to more effectively determine who has an active COVID-19 infection, who has been exposed to the virus, and who has developed immunity against it. The increased availability of widespread COVID-19 testing is critical for curtailing the pandemic and facilitating a safer reopening for workplaces, communities, and society overall.

Operating summary

Historical Same Property Net Operating Income	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Technology, and Agtech Campuses
	Increasing cash flows
	Percentage of leases containing annual rent escalations	94%
	Stable cash flows
	Percentage of triple net leases	93%
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	92%

Historical Rental Rate: Renewed/Re-Leased Space	Margins(2)

	Operating	Adjusted EBITDA
	72%	69%

(1)Percentages calculated based on RSF as of June 30, 2020.
(2)Represents percentages for the three months ended June 30, 2020.

Long-Duration Cash Flows From High-Quality, Diverse, and Innovative Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	Long-Duration Lease Terms

51%	7.8 Years
of ARE’s	Weighted-Average
Annual Rental Revenue(1)	Remaining Term(2)

Tenant Mix

Public Biotechnology
23%
Life Science Product, Service, and Device
19%
Private Biotechnology
8%
Technology(3)
14%
Other(4)
5%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
9%
Multinational Pharmaceutical
22%

Percentage of ARE’s Annual Rental Revenue(1)
(1)Represents annual rental revenue in effect as of June 30, 2020. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Based on aggregate annual rental revenue in effect as of June 30, 2020. Refer to definition of “Annual rental revenue” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information on our methodology on annual rental revenue for unconsolidated real estate joint ventures.
(3)67% of our annual rental revenue from technology tenants is from investment-grade or publicly traded large cap tenants. The weighted-average remaining term of leases with our technology tenants is 15.5 years.
(4)Revenues from our other tenants, aggregating 5.0% of our annual rental revenue, comprise 4.3% of annual rental revenue from professional services, finance, telecommunications, and construction/real estate companies and only 0.7% from retail-related tenants.

High-Quality Cash Flows From Class A Properties in AAA Locations

Class A Properties in AAA Locations	AAA Locations

San Francisco
28%
New York City
6%
San Diego
16%
Greater Boston
35%
6%
Seattle
6%
Maryland
1%
2%
Other
Research Triangle

74%
of ARE’s Annual Rental Revenue(1)
Percentage of ARE’s Annual Rental Revenue(1)

Solid Historical Occupancy(2)	Occupancy Across Key Locations(3)

96%
Over 10 Years
(1)Represents annual rental revenue in effect as of June 30, 2020. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of June 30, 2020.
(3)As of June 30, 2020.
(4)Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended			Six Months Ended			Year Ended
	June 30, 2020			June 30, 2020			December 31, 2019
	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	37.2%		15.0%	41.1%		17.9%	32.2%	17.6%
New rates	$55.34		$53.15	$51.78		$49.07	$58.65	$56.19
Expiring rates	$40.34		$46.20	$36.71		$41.61	$44.35	$47.79
RSF	699,130			1,251,152			2,427,108
Tenant improvements/leasing commissions	$16.86			$19.52			$20.28
Weighted-average lease term	5.3 years			5.4 years			5.7 years

Developed/redeveloped previously vacant space leased
New rates	$58.18		$54.31	$56.12		$53.37	$55.95	$52.19
RSF	378,380	(2)		529,713			2,635,614
Tenant improvements/leasing commissions	$19.79			$17.73			$13.74
Weighted-average lease term	10.2 years			8.9 years			9.8 years

Leasing activity summary (totals):
New rates	$56.33		$53.56	$53.07		$50.35	$57.25	$54.11
RSF	1,077,510	(3)		1,780,865	(3)		5,062,722
Tenant improvements/leasing commissions	$17.89			$18.99			$16.88
Weighted-average lease term	7.0 years			6.4 years			7.8 years

Lease expirations(1)
Expiring rates	$39.25		$44.04	$36.36		$40.67	$43.43	$46.59
RSF	1,081,504			1,879,355			2,822,434

Leasing activity includes 100% of results for each property in which we have an investment in North America.

(1)Excludes month-to-month leases aggregating 65,592 RSF and 41,809 RSF as of June 30, 2020, and December 31, 2019, respectively.
(2)As of the date of this report, our value-creation pipeline was 65% leased or negotiating.
(3)During the six months ended June 30, 2020, we granted tenant concessions/free rent averaging 1.7 months with respect to the 1,780,865 RSF leased. Approximately 66% of the leases executed during the six months ended June 30, 2020, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of June 30, 2020:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (Per RSF)(1)	Percentage of Total Annual Rental Revenue

2020 (2)	807,485	3.0%	$38.40	2.3%
2021	1,550,450	5.7%	$42.80	4.8%
2022	2,439,487	9.0%	$42.06	7.5%
2023	2,815,546	10.4%	$45.65	9.3%
2024	2,316,246	8.6%	$45.58	7.7%
2025	1,979,757	7.3%	$48.43	7.0%
2026	1,680,093	6.2%	$48.20	5.9%
2027	2,481,628	9.2%	$50.78	9.2%
2028	1,842,786	6.8%	$59.34	8.0%
2029	1,474,769	5.4%	$57.38	6.2%
Thereafter	7,698,120	28.4%	$57.69	32.1%

(1)Represents amounts in effect as of June 30, 2020.
(2)Excludes month-to-month leases aggregating 65,592 RSF as of June 30, 2020.

The following tables present information by market with respect to our lease expirations in North America as of June 30, 2020, for the remainder of 2020, and all of 2021:

	2020 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (Per RSF)(3)
Market	Leased	Negotiating/ Anticipating		Targeted for Development/ Redevelopment		Remaining Expiring Leases(1)	Total(2)

Greater Boston	79,736	38,834		75,754	(4)	69,051	263,375	$44.68
San Francisco	15,128	—		—		106,540	121,668	45.86
New York City	3,407	—		—		21,581	24,988	59.81
San Diego	36,038	71,961	(5)	—		126,643	234,642	33.69
Seattle	15,835	—		—		8,397	24,232	54.24
Maryland	10,820	—		—		12,477	23,297	32.29
Research Triangle	34,226	1,592		—		41,778	77,596	15.95
Canada	—	2,587		—		20,953	23,540	11.23
Non-cluster markets	6,285	—		—		7,862	14,147	46.59
Total	201,475	114,974		75,754		415,282	807,485	$38.40
Percentage of expiring leases	25%	14%		9%		52%	100%

	2021 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (per RSF)(3)
Market	Leased	Negotiating/ Anticipating		Targeted for Development/ Redevelopment		Remaining Expiring Leases(6)	Total

Greater Boston	—	11,897		79,101	(4)	241,230	332,228	$43.69
San Francisco	35,798	2,843		26,738	(7)	403,952	469,331	52.39
New York City	13,101	—		—		2,315	15,416	116.82
San Diego	89,780	44,681		41,475	(8)	198,447	374,383	36.18
Seattle	15,704	—		—		54,514	70,218	51.17
Maryland	—	14,323		—		107,770	122,093	24.58
Research Triangle	16,942	22,634		—		91,517	131,093	28.45
Canada	—	4,722		—		13,672	18,394	23.40
Non-cluster markets	—	—		—		17,294	17,294	67.08
Total	171,325	101,100		147,314		1,130,711	1,550,450	$42.80
Percentage of expiring leases	11%	7%		10%		72%	100%

(1)The largest remaining contractual lease expiration in 2020 is 93,521 RSF related to a recently acquired property in our South San Francisco submarket.
(2)Excludes month-to-month leases aggregating 65,592 RSF as of June 30, 2020.
(3)Represents amounts in effect as of June 30, 2020.
(4)Represents office space aggregating 154,855 RSF at The Arsenal on the Charles, a campus acquired on December 17, 2019, in our Cambridge/Inner Suburbs submarket, that is targeted for redevelopment into office/laboratory space upon expiration of the respective existing leases.
(5)Includes 71,961 RSF at 9363 and 9393 Towne Centre Drive in our University Town Center submarket, a future development site.
(6)The largest remaining contractual lease expiration in 2021 is 89,576 RSF at a Class A office/laboratory building in our University Town Center submarket.
(7)Represents two retail leases aggregating 26,738 RSF at our recently acquired properties at 987 and 1075 Commercial Street. Upon expiration of these leases, we expect to demolish the existing building to allow for the future development of 700,000 RSF of an office/laboratory building on the site.
(8)Represents 41,475 RSF at the recently acquired property at 4555 Executive Drive in our University Town Center submarket. Upon expiration of the existing lease during the third quarter of 2021, we expect to demolish the existing building to allow for the future development of a new office/laboratory building on the site.

Top 20 tenants

81% of Top 20 Annual Rental Revenue From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.9% of our annual rental revenue in effect as of June 30, 2020. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of June 30, 2020 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	8.2		900,050	$52,243	3.9%	A2	A+	$116.5
2	Takeda Pharmaceutical Company Ltd.	9.1		606,249	39,342	2.9	Baa2	BBB+	$57.2
3	Facebook, Inc.	11.5		903,786	38,951	2.9	—	—	$562.6
4	Illumina, Inc.	10.1		891,495	35,907	2.7	—	BBB	$45.4
5	Sanofi	8.0		494,693	33,845	2.5	A1	AA	$116.9
6	Eli Lilly and Company	9.0		531,784	33,527	2.5	A2	A+	$124.4
7	Novartis AG	7.8		441,894	31,216	2.3	A1	AA-	$223.9
8	Roche	2.7	(2)	649,482	28,298	2.1	Aa3	AA	$270.2
9	Uber Technologies, Inc.	62.4	(3)	1,009,188	27,379	2.0	—	—	$56.3
10	bluebird bio, Inc.	6.9		312,805	23,169	1.7	—	—	$4.7
11	Maxar Technologies(4)	5.0		478,000	21,577	1.6	—	—	$0.7
12	Massachusetts Institute of Technology	8.5		257,626	21,145	1.6	Aaa	AAA	$—
13	Moderna, Inc.	10.6		354,396	21,054	1.6	—	—	$9.9
14	Merck & Co., Inc.	13.1		321,063	20,075	1.5	A1	AA-	$211.3
15	New York University	11.3		201,284	19,126	1.4	Aa2	AA-	$—
16	Pfizer Inc.	4.7		416,979	17,762	1.3	A1	AA-	$204.9
17	Stripe, Inc.	7.3		295,333	17,736	1.3	—	—	$—
18	athenahealth, Inc.(4)	12.0		409,710	17,686	1.3	—	—	$—
19	Amgen Inc.	3.8		407,369	16,838	1.3	Baa1	A-	$127.8
20	United States Government	7.4		287,638	16,521	1.2	Aaa	AA+	$—
	Total/weighted-average	11.2	(3)	10,170,824	$533,397	39.6%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)Based on aggregate annual rental revenue in effect as of June 30, 2020. Refer to the definitions of “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section within this Item 2 for our methodologies on annual rental revenue from unconsolidated real estate joint ventures and average daily market capitalization.
(2)Includes 197,787 RSF expiring in 2022 at our recently acquired property at 651 Gateway Boulevard in our South San Francisco submarket. Upon expiration of the lease, 651 Gateway Boulevard will be redeveloped into a Class A office/laboratory building.
(3)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF), and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) owned by our unconsolidated joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding the ground lease, the weighted-average remaining lease term for our top 20 tenants was 8.5 years as of June 30, 2020.
(4)Located at properties acquired during the three months ended December 31, 2019.

Locations of properties

The locations of our properties are diversified among a number of life science, technology, and agtech cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of June 30, 2020, in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	7,591,334	—	205,690	7,797,024	25%	66	$475,672	35%	$63.82
San Francisco	7,732,722	841,178	347,912	8,921,812	29	62	370,512	28	57.88
New York City	1,127,580	—	140,098	1,267,678	4	5	77,766	6	71.91
San Diego	5,990,151	199,621	63,774	6,253,546	20	77	216,032	16	39.31
Seattle	1,538,465	100,086	—	1,638,551	5	17	77,640	6	53.07
Maryland	2,799,682	261,096	20,998	3,081,776	10	43	76,413	6	29.35
Research Triangle	1,224,904	160,000	—	1,384,904	4	17	33,186	2	28.00
Canada	256,967	—	—	256,967	1	3	5,717	—	24.72
Non-cluster markets	354,879	—	—	354,879	1	11	9,508	1	37.83
Properties held for sale	184,621	—	—	184,621	1	3	942	—	N/A
North America	28,801,305	1,561,981	778,472	31,141,758	100%	304	$1,343,388	100%	$51.30
		2,340,453

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	6/30/20		3/31/20	6/30/19	6/30/20	3/31/20	6/30/19
Greater Boston	98.2%		98.9%	98.7%	95.6%	97.0%	98.4%
San Francisco	94.7	(1)	94.7	98.7	90.6	90.6	98.7
New York City	97.1	(2)	99.2	98.8	86.2	88.1	87.8
San Diego	91.8	(1)	90.9	95.2	90.8	90.9	95.2
Seattle	95.1	(3)	97.8	97.3	95.1	97.8	97.3
Maryland	93.9		95.9	96.7	93.2	94.6	95.1
Research Triangle	96.8		96.5	97.9	96.8	96.5	94.2
Subtotal	95.1		95.6	97.6	92.6	93.3	96.6
Canada	90.0		93.6	93.7	90.0	93.6	93.7
Non-cluster markets	70.8		65.2	84.9	70.8	65.2	84.9
North America	94.8%	(1)	95.1%	97.4%	92.3%	92.9%	96.4%

(1)Includes 647,771 RSF, or 2.3%, of vacancy in our North America markets (noted below), representing lease-up opportunities at properties recently acquired. Excluding these vacancies, occupancy of operating properties in North America was 97.1% as of June 30, 2020.

		As of June 30, 2020
		Vacant	Occupancy Impact
Property	Submarket/Market	RSF	Region	Consolidated
601, 611, and 651 Gateway Boulevard	South San Francisco/San Francisco	201,570	2.6%	0.7%
SD Tech by Alexandria	Sorrento Mesa/San Diego	182,484	3.0%	0.6
5505 Morehouse Drive	Sorrento Mesa/San Diego	71,016	1.2%	0.3
Other acquisitions	Various	192,701	N/A	0.7
		647,771		2.3%
(2)The decrease in occupancy for the New York City market from March 31, 2020, was primarily related to one lease for 19,647 RSF that ended during the three months ended June 30, 2020. This space has been 100% re-leased to a new tenant with expected delivery by the end of 2020.
(3)The decrease in occupancy for the Seattle market from March 31, 2020, was related to recently acquired properties containing 31,518 RSF of vacant space.

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

Our initial 2020 guidance issued on December 3, 2019, for our 2020 construction spending guidance included a range from $1.55 billion to $1.65 billion and reflected a strong outlook for 2020 and continued strong demand for our value-creation development and redevelopment projects. Beginning in March 2020 and into early April 2020, due to the moratoriums on construction in some cities and states where our ground-up development projects are located, construction in some of our projects had to pause. In addition, due to the initial dislocation of capital and other markets caused by COVID-19 in March and early April, we reduced the midpoint of our 2020 forecasted construction spending from $1.6 billion to $960.0 million to focus primarily on projects that were partially or fully pre-leased on our guidance issued on April 27, 2020. These reductions were deemed necessary while we monitored the impact of COVID-19 on many areas of our business, including the overall macro and capital market environments. By early May 2020, however, the moratoriums on construction were lifted or some of our ground-up development projects had received essential healthcare operations designation that allowed construction to resume. Since April 27, 2020, we have increased the midpoint of our 2020 construction spending guidance midpoint from $960.0 million to $1.35 billion to address the continuing tenant demand for our development and redevelopment pipeline. The increase is primarily related to:

•Near-term development project at SD Tech by Alexandria, aggregating 176,428 RSF, is 59% pre-leased;
•Active redevelopment project at 9877 Waples Street, a recently acquired property aggregating 63,774 RSF, is 100% pre-leased; and
•Development and redevelopment projects under construction that were 61% pre-leased as of June 30, 2020.

As of the date of this report, construction activities were in process at all of our active construction projects with no further delays due to the temporary mandates issued by state or local ordinances arising from the COVID-19 pandemic. Construction workers continue to observe social distancing and follow rules that restrict gatherings of large groups of people in close proximity, as well as adhere to other appropriate measures that may slow the pace of construction.

Our investments in real estate consisted of the following as of June 30, 2020 (dollars in thousands):

		Development and Redevelopment
	Operating	Under Construction	Near Term	Intermediate Term	Future	Subtotal	Total
Investments in real estate
Book value as of June 30, 2020(1)	$16,283,753	$1,290,966	$539,568	$722,317	$382,015	$2,934,866	$19,218,619

Square footage
Operating	28,801,305	—	—	—	—	—	28,801,305
New Class A development and redevelopment properties	—	2,340,453	2,144,353	5,435,186	6,124,302	16,044,294	16,044,294
Value-creation square feet currently included in rental properties(2)	—	—	—	(975,060)	(846,550)	(1,821,610)	(1,821,610)
Total square footage	28,801,305	2,340,453	2,144,353	4,460,126	5,277,752	14,222,684	43,023,989

(1)Balances exclude our share of the cost basis associated with our unconsolidated properties, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.
(2)Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.

Acquisitions

        Our real estate asset acquisitions during the six months ended June 30, 2020, consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy		Square Footage					Unlevered Yields		Purchase Price
						Future Development		Active Redevelopment	Operating With Future Development/ Redevelopment	Operating	Initial Stabilized	Initial Stabilized (Cash)

Six months ended June 30, 2020:
275 Grove Street	Route 128/ Greater Boston	1/10/20	1	99%		—		—	—	509,702	8.0%	6.7%	$226,512
601, 611, and 651 Gateway Boulevard (51% interest in consolidated JV)	South San Francisco/ San Francisco	1/28/20	3	73%	(1)	260,000		—	300,010	475,993	(2)	(2)	(2)
3330 and 3412 Hillview Avenue	Greater Stanford/ San Francisco	2/5/20	2	100%		—		—	—	106,316	7.6%	4.2%	105,000
987 and 1075 Commercial Street	Greater Stanford/ San Francisco	4/14/20	2	N/A		700,000	(3)	—	26,738	—	(4)	(4)	113,250
9808 and 9868 Scranton Road(5)	Sorrento Mesa/ San Diego	1/10/20	2	88%		—		—	—	219,628	7.3%	6.8%	102,250
4555 Executive Drive	University Town Center/San Diego	6/2/20	1	100%		200,000	(3)	—	41,475	—	(4)	(4)	43,000
Other	Various		4	51%		579,825		63,774	71,021	180,960	N/A	N/A	109,817
			15	80%		1,739,825		63,774	439,244	1,492,599			$699,829

(1)Includes 201,570 RSF of vacancy as of June 30, 2020. Refer to the “Summary of occupancy percentages in North America” section earlier within this Item 2 for additional details.
(2)Refer to the Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional details on this transaction.
(3)Represents total square footage upon completion of development or redevelopment of a new Class A property. Square footage presented includes RSF of buildings currently in operation. We intend to demolish the existing property upon expiration of the existing in-place leases and commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(4)We expect to provide total estimated costs and related yields for development and redevelopment projects in the future, subsequent to the commencement of construction.
(5)In April 2020, we completed the sale of a partial interest in properties at 9808 and 9868 Scranton Road to the existing SD Tech by Alexandria consolidated real estate joint venture, of which we own 50%. We received proceeds of $51.1 million for the 50% interest in the properties that our joint venture partner acquired through the joint venture. We continue to control and consolidate this joint venture; therefore, we accounted for the sale as an equity transaction with no gain or loss recognized in earnings.

Sustainability

SUSTAINABILITY

Developing and operating efficient and healthy buildings, reducing carbon pollution, and managing climate risk

ESG PROGRAM RECOGNITION

GRESB ★★★★★ GRESB 5 Star Rating 2019

A — GRESB Disclosure Score 2019 | 2018

A — MSCI ESG Rating 2019

Decarbonizing Construction

PURSUING LEED GOLD/PLATINUM

Longstanding commitment to LEED certification, which has driven our issuance of a total of $1 billion in green bonds

PURSUING ZERO ENERGY

On track to achieve Zero Energy Certification from the International Living Future Institute at 685 Gateway Boulevard in San Francisco

REDUCING EMBODIED CARBON

First REIT to use the Embodied Carbon in Construction Calculator (EC3) tool to measure and reduce embodied carbon

Managing Climate Risk

Supporting and aligning our sustainability reporting with guidelines from the Task Force on Climate-related Financial Disclosures (TCFD)

TCFD

2025 Goals and Progress

FOR BUILDINGS IN OPERATION

	Carbon Pollution (MTCO2e)[1]	Energy Consumption (kWh)[1]	Potable Water Consumption (Gal)[1]	Waste Diversion (Ton)[2]
2025 Goal	30% REDUCTION	25% REDUCTION	10% REDUCTION	45% DIVERSION
Progress	2015-2019 PROGRESS[3] 17.9% REDUCTION	2015-2019 PROGRESS[3] 18.8% REDUCTION	2015-2019 PROGRESS[3] 6.0% REDUCTION	2019 PROGRESS[4] 44.7% DIVERSION

(1)Relative to a 2015 baseline for buildings in operation that Alexandria directly manages.
(2)Relative to a 2015 baseline for buildings in operation that Alexandria indirectly and directly manages.
(3)Reflects sum of annual like-for-like progress from 2015 to 2019.
(4)Reflects progress for all buildings in operation in 2019 that Alexandria indirectly and directly manages.

SOCIAL RESPONSIBILITY

Advancing human health and well-being on our campuses, for our employees, in our communities, and for the world at large

Recognized Leader in Health & Wellness

fitwel®

FITWEL IMPACT AWARD
All-Time Highest-Scoring Project | 2019

INAUGURAL INDUSTRY LEADING COMPANY
Best in Building Health | 2018

HEALTHY BUILDING GOAL(1)
50 Total Certifications by 2025

HEALTHY BUILDING PROGRESS
44 Certified or in Progress as of June 30, 2020

Deep Commitment to Education

ALEXANDRIA SCHOLARS
We granted 11 high-achieving public school students in San Francisco and Maryland $5,000 annually to attend a two- or four-year program at a college/university of their choice to study a STEM field.

COMMUNITY SUPPORT
We have formed long-term partnerships with highly impactful community organizations focused on providing educational resources to underserved communities.

COMPUTER SCIENCE FOR ALL
EMILY K CENTER
ROBIN HOOD

Tackling Opioid Addiction

We partnered with Verily on OneFifteen to pioneer a comprehensive care model to support people suffering from opioid addiction.

Strategic Initiatives & Philanthropic Efforts in Response to COVID-19

DISTRIBUTED
54,000+
PIECES OF PPE
TO DATE

$700,000+

Through matching gifts and corporate and regional philanthropy, the Alexandria team has contributed over $700,000 to impactful non-profit organizations aiding communities affected by COVID-19.

ALEXANDRIA Summit®
COVID–19 Policy Forum 2020

Safety Enhancements to Our Campuses & Buildings

(1)Projects targeting Fitwel or WELL certification.

New Class A development and redevelopment properties: current projects

The Arsenal on the Charles	945 Market Street	201 Haskins Way
Greater Boston/ Cambridge/Inner Suburbs	San Francisco/Mission Bay/SoMa	San Francisco/South San Francisco
205,690 RSF	255,765 RSF	315,000 RSF

Alexandria District for Science and Technology	3160 Porter Drive	Alexandria Center® – Long Island City
San Francisco/Greater Stanford	San Francisco/Greater Stanford	New York City/New York City
526,178 RSF	92,147 RSF	140,098 RSF

New Class A development and redevelopment properties: current projects (continued)

9880 Campus Point Drive and 4150 Campus Point Court	9877 Waples Street	1165 Eastlake Avenue East
San Diego/University Town Center	San Diego/Sorrento Mesa	Seattle/Lake Union
199,621 RSF	63,774 RSF	100,086 RSF

9804 Medical Center Drive	9950 Medical Center Drive	Alexandria Center® for AgTech
Maryland/Rockville	Maryland/Rockville	Research Triangle/Research Triangle
176,832 RSF	84,264 RSF	160,000 RSF

New Class A development and redevelopment properties: current projects (continued)

The following tables set forth a summary of our new Class A development and redevelopment properties under construction as of June 30, 2020 (dollars in thousands):

Property/Market/Submarket		Square Footage				Percentage
	Dev/Redev	In Service		CIP	Total	Leased	Leased/Negotiating	Initial Occupancy(1)
Developments and redevelopments under construction
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	Redev	630,598	(2)	205,690	836,288	75%	89%	2021
945 Market Street/San Francisco/Mission Bay/SoMa	Redev	—		255,765	255,765	—	—	2020 (3)
201 Haskins Way/San Francisco/South San Francisco	Dev	—		315,000	315,000	33	33	4Q20-1Q21
Alexandria District for Science and Technology/San Francisco/Greater Stanford	Dev	—		526,178	526,178	59	59	4Q20-1Q21
3160 Porter Drive/San Francisco/Greater Stanford	Redev	—		92,147	92,147	20	20	1H21
Alexandria Center® – Long Island City/New York City/New York City	Redev	36,661		140,098	176,759	21	28	4Q20-1Q21
9880 Campus Point Drive and 4150 Campus Point Court/San Diego/ University Town Center(4)	Dev	69,481		199,621	269,102	89	91	4Q19
9877 Waples Street/Sorrento Mesa/San Diego	Redev	—		63,774	63,774	100	100	2021
1165 Eastlake Avenue East/Seattle/Lake Union	Dev	—		100,086	100,086	100	100	4Q20-1Q21
9804 Medical Center Drive/Maryland/Rockville	Dev	—		176,832	176,832	100	100	2H20
9950 Medical Center Drive/Maryland/Rockville	Dev	—		84,264	84,264	100	100	2H20
704 Quince Orchard Road/Maryland/Gaithersburg(5)	Redev	59,034		20,998	80,032	90	90	4Q18
Alexandria Center® for AgTech/Research Triangle/Research Triangle(6)	Dev	180,400		160,000	340,400	50	50	2021
Total		976,174		2,340,453	3,316,627	61%	65%

(1)Initial occupancy dates are subject to leasing and/or market conditions. Construction disruptions resulting from COVID-19 and observance of social distancing measures may further impact construction and occupancy forecasts and will continue to be monitored closely. Multi-tenant projects may have occupancy by tenants over a period of time. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.
(2)We expect to redevelop an additional 154,855 RSF of an office space (acquired lease with space in operating RSF) into office/laboratory space upon expiration of the existing leases in the third quarter of 2020 and the first quarter of 2021.
(3)Various options are under evaluation for this property, including ongoing discussion with a company interested in this property. We expect to update the initial occupancy date later this year.
(4)Refer to footnote 2 on the next page.
(5)704 Quince Orchard Road is an unconsolidated real estate joint venture. RSF represents 100%.
(6)The new strategic collaborative agtech campus consists of Phase I at 5 Laboratory Drive, including campus amenities, and Phase II at 9 Laboratory Drive.

New Class A development and redevelopment properties: current projects (continued)

	Our Ownership Interest					Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete	Total at Completion	Initial Stabilized		Initial Stabilized (Cash Basis)

Developments and redevelopments under construction
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	100%	$428,539	$109,107	TBD
945 Market Street/San Francisco/Mission Bay/SoMa	99.5%	—	197,330
201 Haskins Way/San Francisco/South San Francisco	100%	—	211,100	$102,900	$314,000	6.6%		6.5%
Alexandria District for Science and Technology/San Francisco/Greater Stanford	100%	—	368,998	$220,002	$589,000	6.4%		6.1%
3160 Porter Drive/San Francisco/Greater Stanford	100%	—	39,264	TBD
Alexandria Center® – Long Island City/New York City/New York City	100%	16,549	98,263	$69,488	$184,300	5.5%		5.6%
9880 Campus Point Drive and 4150 Campus Point Court/San Diego/ University Town Center(1)	(1)	78,429	58,269	$118,302	$255,000	6.3%	(2)	6.4%	(2)
9877 Waples Street/Sorrento Mesa/San Diego	100%	—	17,064	$12,136	$29,200	8.6%		7.9%
1165 Eastlake Avenue East/Seattle/Lake Union	100%	—	75,486	$62,514	$138,000	6.5%	(3)	6.3%	(3)
9804 Medical Center Drive/Maryland/Rockville	100%	—	55,498	$39,902	$95,400	7.7%		7.2%
9950 Medical Center Drive/Maryland/Rockville	100%	—	34,340	$19,960	$54,300	7.3%		6.8%
Alexandria Center® for AgTech/Research Triangle/Research Triangle	100%	86,015	26,247	TBD
Consolidated projects		609,532	1,290,966
704 Quince Orchard Road/Maryland/Gaithersburg(4)	56.8%	8,599	2,825	$1,876	$13,300	8.9%		8.8%
Total		$618,131	$1,293,791

(1)Refer to the “Consolidated and unconsolidated real estate joint ventures” section under this Item 2 for additional information.
(2)Represents a two-phase development project as follows:
•Initial phase represents 9880 Campus Point Drive, a 98,000 RSF project to develop Alexandria GradLabs™, a highly flexible, first-of-its-kind life science platform designed to provide post-seed-stage life science companies with turnkey, fully furnished office/laboratory suites and an accelerated, scalable path for growth. As of June 30, 2020, 199,621 RSF and 69,481 RSF are classified in construction in process and in-service, respectively. The R&D building located at 9880 Campus Point Drive was demolished and as of June 30, 2020, continues to be included in our same property performance results. Refer to the “Same properties” subsection of the “Results of operations” section under this Item 2 for additional information.
•Subsequent phase represents 4150 Campus Point Court, a 171,102 RSF, 100% leased project undergoing pre-construction, and we expect to commence vertical construction in 1Q21, with occupancy expected in 2022.
•Project costs represent development costs for 9880 Campus Point Drive and 4150 Campus Point Court. Unlevered yields represent expected aggregate returns for Campus Pointe by Alexandria, including 9880, 10290, and 10300 Campus Point Drive and 4150 Campus Point Court.
(3)Unlevered yields represent anticipated aggregate returns for 1165 Eastlake Avenue, an amenity-rich research headquarters for Adaptive Biotechnologies Corporation, and 1208 Eastlake Avenue, an adjacent multi-tenant office/laboratory building.
(4)704 Quince Orchard Road is an unconsolidated real estate joint venture. Cost and yield amounts represent our share.

New Class A development and redevelopment properties: summary of pipeline

 The following table summarizes the key information for all our development and redevelopment projects in North America as of June 30, 2020 (dollars in thousands):

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment							Total
			Under Construction	Near Term		Intermediate Term		Future

Greater Boston
The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	$126,156	205,690	—		—		200,000		405,690
15 Necco Street/Seaport Innovation District	98.2%	179,347	—	293,000		—		—		293,000
215 Presidential Way/Route 128	100%	6,613	—	112,000		—		—		112,000
325 Binney Street/Cambridge	100%	116,712	—	—		402,000		—		402,000
99 A Street/Seaport Innovation District	95.9%	42,959	—	—		235,000		—		235,000
10 Necco Street/Seaport Innovation District	100%	88,365	—	—		175,000		—		175,000
Alexandria Technology Square®/Cambridge	100%	7,881	—	—		—		100,000		100,000
100 Tech Drive/Route 128	100%	—	—	—		—		300,000		300,000
231 Second Avenue/Route 128	100%	1,093	—	—		—		32,000		32,000
Other value-creation projects	100%	9,587	—	—		—		16,955		16,955
		578,713	205,690	405,000		812,000		648,955		2,071,645
San Francisco
201 Haskins Way/South San Francisco	100%	211,100	315,000	—		—		—		315,000
Alexandria District for Science and Technology/Greater Stanford	100%	611,255	526,178	—		587,000	(1)	700,000	(1)	1,813,178
945 Market Street/Mission Bay/SoMa	99.5%	197,330	255,765	—		—		—		255,765
3160 Porter Drive/Greater Stanford	100%	39,264	92,147	—		—		—		92,147
88 Bluxome Street/Mission Bay/SoMa	100%	256,334	—	1,070,925	(2)	—		—		1,070,925
Alexandria Technology Center® – Gateway/South San Francisco	45.0%	44,025	—	217,000		300,010	(1)	291,000		808,010
505 Brannan Street, Phase II/Mission Bay/SoMa	99.7%	18,770	—	—		165,000		—		165,000
3825 and 3875 Fabian Way/Greater Stanford	100%	—	—	—		250,000	(1)	228,000	(1)	478,000
East Grand Avenue/South San Francisco	100%	6,112	—	—		—		90,000		90,000
Other value-creation projects	100%	44,096	—	—		191,000		25,000		216,000
		$1,428,286	1,189,090	1,287,925		1,493,010		1,334,000		5,304,025

(1)Represents total square footage upon completion of development or redevelopment of a new Class A property. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development opportunities, with the intent to demolish the existing property upon expiration of the existing in-place leases and commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Includes 488,899 RSF pre-leased to Pinterest, Inc., for which we expect demolition of the existing building to commence in January 2021.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment							Total
			Under Construction	Near Term		Intermediate Term		Future

New York City
Alexandria Center® – Long Island City/New York City	100%	$98,263	140,098	—		—		—		140,098
Alexandria Center® for Life Science – New York City/New York City	100%	42,157	—	—		550,000	(1)	—		550,000
47-50 30th Street/New York City	100%	28,497	—	—		135,938		—		135,938
219 East 42nd Street/New York City	100%	—	—	—		—		579,947	(2)	579,947
		168,917	140,098	—		685,938		579,947		1,405,983
San Diego
Campus Pointe by Alexandria/University Town Center	(3)	111,126	199,621	—		390,164	(4)	359,281	(4)	949,066
9877 Waples Street/Sorrento Mesa	100%	17,064	63,774	—		—		—		63,774
3115 Merryfield Row/Torrey Pines	100%	49,409	—	125,000		—		—		125,000
SD Tech by Alexandria/Sorrento Mesa	(3)	47,444	—	176,428	(5)	190,074		388,000		754,502
10931 and 10933 Torrey Pines Road/Torrey Pines	100%	—	—	—		242,000	(4)	—		242,000
University District/University Town Center	100%	51,559	—	—		600,000	(4)(6)	—		600,000
Townsgate by Alexandria/Del Mar Heights	100%	21,735	—	—		185,000		—		185,000
5200 Illumina Way/University Town Center	51%	12,302	—	—		—		451,832		451,832
Vista Wateridge/Sorrento Mesa	100%	4,175	—	—		—		163,000		163,000
4045 and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	7,668	—	—		—		149,000	(4)	149,000
Other value-creation projects	100%	—	—	—		—		50,000		50,000
		322,482	263,395	301,428		1,607,238		1,561,113		3,733,174
Seattle
1165 Eastlake Avenue East/Lake Union	100%	75,486	100,086	—		—		—		100,086
1150 Eastlake Avenue East/Lake Union	100%	41,687	—	—		260,000		—		260,000
701 Dexter Avenue North/Lake Union	100%	47,081	—	—		217,000		—		217,000
601 Dexter Avenue North/Lake Union	100%	33,787	—	—		—		188,400	(4)	188,400
Other value-creation projects	100%	53,877	—	—		—		579,825		579,825
		$251,918	100,086	—		477,000		768,225		1,345,311

(1)We have been negotiating a long-term ground lease for the future site of a new building approximating 550,000 RSF. Beginning March 2020, due to the impacts of COVID-19 on New York City, the City has been using the site as a temporary morgue. The use of this site by the City has resulted in delays to deadlines for both ground lease negotiations and ultimately the timing to commence and complete key milestone construction dates.
(2)Includes 349,947 RSF in operation with an opportunity either to convert the existing office space into office/laboratory space through future redevelopment or to expand the building by an additional 230,000 RSF through ground-up development. The building is currently occupied by Pfizer Inc. with a remaining lease term of approximately five years.
(3)Refer to the “Consolidated and unconsolidated real estate joint ventures” section within this Item 2 for additional information on our ownership interest.
(4)Represents total square footage upon completion of development of a new Class A property. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development opportunities. We intend to demolish the existing property upon expiration of the existing in-place leases and commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(5)During the three months ended June 30, 2020, we pre-leased 59% of this project and expect to commence construction over the next six to eight months.
(6)Includes our recently acquired project at 4555 Executive Drive and 9363 and 9393 Towne Centre Drive in our University Town Center submarket, which are currently under evaluation for development, subject to future market conditions.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment				Total
				Under Construction	Near Term	Intermediate Term	Future

Maryland
704 Quince Orchard Road/Gaithersburg	56.8%	$—	(1)	20,998	—	—	—	20,998
9804 and 9800 Medical Center Drive/Rockville	100.0%	56,905		176,832	—	—	64,000	240,832
9950 Medical Center Drive/Rockville	100.0%	34,340		84,264	—	—	—	84,264
14200 Shady Grove Road/Rockville	100.0%	27,285		—	—	290,000	145,000	435,000
		118,530		282,094	—	290,000	209,000	781,094
Research Triangle
Alexandria Center® for AgTech, Phase II/Research Triangle	100.0%	26,247		160,000	—	—	—	160,000
8 Davis Drive/Research Triangle	100.0%	15,985		—	150,000	70,000	—	220,000
6 Davis Drive/Research Triangle	100.0%	15,761		—	—	—	800,000	800,000
Other value-creation projects	100.0%	4,185		—	—	—	76,262	76,262
		62,178		160,000	150,000	70,000	876,262	1,256,262
Other value-creation projects	100.0%	3,842		—	—	—	146,800	146,800
Total		2,934,866		2,340,453	2,144,353	5,435,186	6,124,302	16,044,294	(2)

Key pending acquisition
Mercer Mega Block/Lake Union	(3)	(3)		—	—	—	800,000	800,000
		—		—	—	—	800,000	800,000
		$2,934,866		2,340,453	2,144,353	5,435,186	6,924,302	16,844,294

(1)This property is held by an unconsolidated real estate joint venture. Refer to the “Consolidated and unconsolidated real estate joint ventures” section within this Item 2 for additional information on our ownership interest.
(2)Total square footage includes 1,821,610 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(3)Refer to the “Acquisitions” subsection of this “Investments in real estate” section within this Item 2 for additional information.

Summary of capital expenditures

Our construction spending for the six months ended June 30, 2020, consisted of the following (in thousands):

Construction Spending	Six Months Ended June 30, 2020
Additions to real estate – consolidated projects	$725,742
Investments in unconsolidated real estate joint ventures	2,861
Contributions from noncontrolling interests	(5,704)
Construction spending (cash basis)	722,899
Change in accrued construction	(56,497)
Construction spending for the six months ended June 30, 2020	666,402
Projected construction spending for the six months ending December 31, 2020	683,598
Guidance midpoint	$1,350,000

The following table summarizes the total projected construction spending for the year ending December 31, 2020, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2020
Development, redevelopment, and pre-construction projects	$1,170,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(20,000)
Revenue-enhancing and repositioning capital expenditures	144,000
Non-revenue-enhancing capital expenditures	56,000
Guidance midpoint	$1,350,000

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our most recent annual report on Form 10-K for the year ended December 31, 2019, and our subsequent quarterly reports on Form 10-Q. We believe such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt, gains or losses on early termination of interest rate hedge agreements, and preferred stock redemption charges are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments and impairments of real estate and non-real estate investments are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decline below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	2020	2019	2020		2019	2020	2019
(In millions, except per share amounts)	Amount		Per Share – Diluted		Amount			Per Share – Diluted
Unrealized gains on non-real estate investments(1)	$171.7	$11.1	$1.38	$0.10	$154.5		$83.3	$1.25	$0.75
Impairment of real estate(2)	(13.2)	—	(0.11)	—	(22.9)	(3)	—	(0.18)	—
Impairment of non-real estate investments(1)	(4.7)	—	(0.04)	—	(24.5)		—	(0.20)	—
Loss on early extinguishment of debt	—	—	—	—	—		(7.4)	—	(0.07)
Preferred stock redemption charge	—	—	—	—	—		(2.6)	—	(0.02)
Total	$153.8	$11.1	$1.23	$0.10	$107.1		$73.3	$0.87	$0.66

(1)Refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for more information.
(2)Refer to the section titled “Sales of real estate assets and impairment charges” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for detail.
(3)Amount includes $7.6 million impairment of our investment in a recently developed retail property held by our unconsolidated real estate joint venture. This impairment was recognized during the three months ended March 31, 2020, and was classified in equity in earnings of unconsolidated real estate joint ventures within our consolidated statements of operations. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional detail.

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For more information on the determination of our Same Properties portfolio, refer to the definition of “Same property comparisons” in the “Non-GAAP measures and definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three and six months ended June 30, 2020:

	June 30, 2020
	Three Months Ended		Six Months Ended
Percentage change in net operating income over comparable period from prior year	0.6%	(1)	1.6%
Percentage change in net operating income (cash basis) over comparable period from prior year	2.5%	(1)	4.5%
Operating margin	73%		73%
Number of Same Properties	228		213
RSF	21,779,066		21,191,416
Occupancy – current-period average	96.3%		96.6%
Occupancy – same-period prior-year average	97.1%		97.1%
(1)Includes the effect of temporary reduction in same property occupancy of 80 basis points related to downtime in connection with leases aggregating 152,045 RSF, with 63% already leased for delivery in the third quarter of 2020 at significantly higher rental rates. Excluding the impact of the temporary vacancies, the same property net operating income growth for the three months ended June 30, 2020, would have been 1.6% and 4.2% (cash basis), respectively. We expect occupancy and other contractual rental increases in the second half of 2020 will increase same property NOI and same property NOI (cash basis) to within our guidance range for the year ending December 31, 2020.

The following table reconciles the number of same properties to total properties for the six months ended June 30, 2020:

Development – under construction	Properties
9804 Medical Center Drive	1
9950 Medical Center Drive	1
Alexandria District for Science and Technology	2
201 Haskins Way	1
1165 Eastlake Avenue East	1
4150 Campus Point Court	1
Alexandria Center® for AgTech, Phase II	1
8
Development – placed into service after January 1, 2019	Properties
399 Binney Street	1
279 East Grand Avenue	1
188 East Blaine Street	1
3
Redevelopment – under construction	Properties
Alexandria Center® – Long Island City	1
945 Market Street	1
3160 Porter Drive	1
The Arsenal on the Charles	5
9877 Waples Street	1
9
Redevelopment – placed into service after January 1, 2019	Properties
Alexandria PARC	4
681 and 685 Gateway Boulevard	2
266 and 275 Second Avenue	2
Alexandria Center® for AgTech, Phase I	1
9

Acquisitions after January 1, 2019	Properties
25, 35, and 45 West Watkins Mill Road	3
3170 Porter Drive	1
Shoreway Science Center	2
3911, 3931, and 4075 Sorrento Valley Boulevard	3
260 Townsend Street	1
5 Necco Street	1
601 Dexter Avenue North	1
4224/4242 Campus Point Court and 10210 Campus Point Drive	3
3825 and 3875 Fabian Way	2
SD Tech by Alexandria	11
The Arsenal on the Charles	6
275 Grove Street	1
601, 611, and 651 Gateway Boulevard	3
3330 and 3412 Hillview Avenue	2
9605 Medical Center Drive	1
220 2nd Avenue South	1
987 and 1075 Commercial Street	2
4555 Executive Drive	1
Other	8
	53

Unconsolidated real estate JVs	6
Properties held for sale	3
Total properties excluded from Same Properties	91
Same Properties	213	(1)
Total properties in North America as of June 30, 2020	304

(1)Includes 9880 Campus Point Drive and 3545 Cray Court. The 9880 Campus Point Drive building was occupied through January 2018 and is currently in active development, and 3545 Cray Court is currently undergoing renovations.

Comparison of results for the three months ended June 30, 2020, to the three months ended June 30, 2019

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income (loss), respectively.

See additional discussion related to the COVID-19 pandemic and its impact to us under “The COVID-19 pandemic” within this Item 2. In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

	Three Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Income from rentals:
Same Properties	$272,951	$273,543	$(592)	(0.2%)
Non-Same Properties	68,604	16,082	52,522	326.6
Rental revenues	341,555	289,625	51,930	17.9

Same Properties	81,618	79,637	1,981	2.5
Non-Same Properties	12,683	2,356	10,327	438.3
Tenant recoveries	94,301	81,993	12,308	15.0

Income from rentals	435,856	371,618	64,238	17.3

Same Properties	32	93	(61)	(65.6)
Non-Same Properties	1,068	2,145	(1,077)	(50.2)
Other income	1,100	2,238	(1,138)	(50.8)

Same Properties	354,601	353,273	1,328	0.4
Non-Same Properties	82,355	20,583	61,772	300.1
Total revenues	436,956	373,856	63,100	16.9

Same Properties	94,006	94,140	(134)	(0.1)
Non-Same Properties	29,905	11,549	18,356	158.9
Rental operations	123,911	105,689	18,222	17.2

Same Properties	260,595	259,133	1,462	0.6
Non-Same Properties	52,450	9,034	43,416	480.6
Net operating income	$313,045	$268,167	$44,878	16.7%

Net operating income – Same Properties	$260,595	$259,133	$1,462	0.6%
Straight-line rent revenue	(18,873)	(22,441)	3,568	(15.9)
Amortization of acquired below-market leases	(4,637)	(5,292)	655	(12.4)
Net operating income – Same Properties (cash basis)	$237,085	$231,400	$5,685	2.5%

Income from rentals

Total income from rentals for the three months ended June 30, 2020, increased by $64.2 million, or 17.3%, to $435.9 million, compared to $371.6 million for the three months ended June 30, 2019, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the three months ended June 30, 2020, increased by $51.9 million, or 17.9%, to $341.6 million, compared to $289.6 million for the three months ended June 30, 2019. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $52.5 million primarily related to 455,903 RSF of development and redevelopment projects placed into service subsequent to April 1, 2019, and 42 operating properties aggregating 3.8 million RSF acquired subsequent to April 1, 2019.

Rental revenues from our Same Properties for the three months ended June 30, 2020, decreased by $0.6 million, or 0.2%, to $273.0 million, compared to $273.5 million for the three months ended June 30, 2019. The decrease was primarily due to a temporary reduction in same property occupancy of 80 basis points related to downtime in connection with leases that will begin occupancy during the second half of 2020 at significantly higher rental rates. The decrease in rental revenues from Same Properties was also due to the effect of reduced revenues from our transient parking, retail tenants, and amenities, some of which were temporarily closed as a result of shelter-in-place orders during the three months ended June 30, 2020. The decrease was partially offset by rental rate increases on lease renewals and re-leasing of space since April 1, 2019.

Tenant recoveries

Tenant recoveries for the three months ended June 30, 2020, increased by $12.3 million, or 15.0%, to $94.3 million, compared to $82.0 million for the three months ended June 30, 2019. This increase was primarily due to an increase from our Non-Same Properties as described above.

Same Properties’ tenant recoveries for the three months ended June 30, 2020, increased by $2.0 million, or 2.5%, primarily due to an increase in recoverable property tax expense resulting from higher assessed values of our properties during the three months ended June 30, 2020. As of June 30, 2020, 93% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended June 30, 2020 and 2019, was $1.1 million and $2.2 million, respectively, primarily consisting of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the three months ended June 30, 2020, increased by $18.2 million, or 17.2%, to $123.9 million, compared to $105.7 million for the three months ended June 30, 2019. Approximately $18.4 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to development and redevelopment projects placed into service and acquired properties as discussed above under “Income from rentals.”

Same Properties’ rental operating expenses decreased by $0.1 million, or 0.1%, to $94.0 million during the three months ended June 30, 2020, compared to $94.1 million for the three months ended June 30, 2019. The decrease was primarily due to reduced operating expenses from retail tenants and amenities, some of which were temporarily closed as a result of COVID-19 shelter-in-place orders during the three months ended June 30, 2020. The decrease in expenses related to COVID-19 was partially offset by an increase in recoverable property tax expense resulting from higher assessed values of our properties during the three months ended June 30, 2020.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2020, increased by $5.3 million, or 20.2%, to $31.8 million, compared to $26.4 million for the three months ended June 30, 2019. The increase was primarily due to continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired subsequent to April 1, 2019, as discussed under Income from rentals” above. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended June 30, 2020 and 2019, were 10.3% and 9.5%, respectively.

Interest expense

Interest expense for the three months ended June 30, 2020 and 2019, consisted of the following (dollars in thousands):

	Three Months Ended June 30,
Component	2020	2019	Change
Interest incurred	$75,807	$64,553	$11,254
Capitalized interest	(30,793)	(21,674)	(9,119)
Interest expense	$45,014	$42,879	$2,135

Average debt balance outstanding(1)	$7,461,439	$6,129,748	$1,331,691
Weighted-average annual interest rate(2)	4.1%	4.2%	(0.1)%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$700 million unsecured senior notes payable	3.91%	July/September 2019	$6,921
$750 million unsecured senior notes payable	3.48%	July 2019	6,348
$400 million unsecured senior notes payable	2.87%	September 2019	2,765
$700 million unsecured senior notes payable	5.05%	March 2020	8,585
Fluctuations in interest rate and average balance:
$1.0 billion commercial paper program			709
Other increase in interest			436
Total increases			25,764
Decreases in interest incurred due to:
Repayments of debt:
$550 million unsecured senior notes payable	4.75%	July/August 2019	(6,339)
$400 million unsecured senior notes payable	2.96%	July/August 2019	(2,792)
Unsecured senior bank term loan	Various	Various	(3,088)
$2.2 billion unsecured senior line of credit			(2,177)
Interest rate hedge agreement in effect during the three months ended June 30, 2019			(114)
Total decreases			(14,510)
Change in interest incurred			11,254
Increase in capitalized interest			(9,119)
Total change in interest expense			$2,135
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended June 30, 2020, increased by $33.6 million, or 25.0%, to $168.0 million, compared to $134.4 million for the three months ended June 30, 2019. The increase was primarily due to additional depreciation from 455,903 RSF of development and redevelopment projects placed into service subsequent to April 1, 2019, and 42 operating properties aggregating 3.8 million RSF acquired subsequent to April 1, 2019.

Impairment charges

During the three months ended June 30, 2020, we recognized impairment charges aggregating $13.2 million, which primarily consisted of a $10 million write-off of the pre-acquisition deposit for a previously pending acquisition of an operating tech office property for which our revised economic projections declined from our initial underwriting. We recognized this impairment charge in April 2020, concurrently with the submission of our notice to terminate the transaction.

Investment income

During the three months ended June 30, 2020, we recognized investment income aggregating $184.7 million, which included $13.0 million of realized gains and $171.7 million of unrealized gains. Realized gains consisted of $17.7 million of realized gains, partially offset by an impairment charge of $4.7 million primarily related to two investments in privately held entities that do not report NAV. Unrealized gains of $171.7 million primarily consisted of increases in fair values of our investments in publicly traded companies during the three months ended June 30, 2020. For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report. For our impairments accounting policy, refer to the “Investments” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report.
During the three months ended June 30, 2019, we recognized investment income aggregating $21.5 million, which included $10.4 million of realized gains and $11.1 million of unrealized gains.

Comparison of results for the six months ended June 30, 2020, to the six months ended June 30, 2019

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

See additional discussion related to the COVID-19 pandemic and its impact to us under “The COVID-19 pandemic” within this Item 2. In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Income from rentals:
Same Properties	$529,138	$522,721	$6,417	1.2%
Non-Same Properties	150,359	41,467	108,892	262.6
Rental revenues	679,497	564,188	115,309	20.4

Same Properties	162,493	153,902	8,591	5.6
Non-Same Properties	31,471	8,277	23,194	280.2
Tenant recoveries	193,964	162,179	31,785	19.6

Income from rentals	873,461	726,367	147,094	20.3

Same Properties	114	265	(151)	(57.0)
Non-Same Properties	3,300	6,066	(2,766)	(45.6)
Other income	3,414	6,331	(2,917)	(46.1)

Same Properties	691,745	676,888	14,857	2.2
Non-Same Properties	185,130	55,810	129,320	231.7
Total revenues	876,875	732,698	144,177	19.7

Same Properties	188,816	181,678	7,138	3.9
Non-Same Properties	64,198	25,512	38,686	151.6
Rental operations	253,014	207,190	45,824	22.1

Same Properties	502,929	495,210	7,719	1.6
Non-Same Properties	120,932	30,298	90,634	299.1
Net operating income	$623,861	$525,508	$98,353	18.7%

Net operating income – Same Properties	$502,929	$495,210	$7,719	1.6%
Straight-line rent revenue	(33,492)	(45,225)	11,733	(25.9)
Amortization of acquired below-market leases	(7,372)	(7,757)	385	(5.0)
Net operating income – Same Properties (cash basis)	$462,065	$442,228	$19,837	4.5%

Income from rentals

Total income from rentals for the six months ended June 30, 2020, increased by $147.1 million, or 20.3%, to $873.5 million, compared to $726.4 million for the six months ended June 30, 2019, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the six months ended June 30, 2020, increased by $115.3 million, or 20.4%, to $679.5 million, compared to $564.2 million for the six months ended June 30, 2019. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $108.9 million primarily related to 926,892 RSF of development and redevelopment projects placed into service subsequent to January 1, 2019, and 53 operating properties aggregating 4.2 million RSF acquired subsequent to January 1, 2019. The increase was partially offset by the effect of the reduction in rental revenues from our transient parking, retail tenants, and amenities, some of which were temporarily closed as a result of shelter-in-place orders.

Rental revenues from our Same Properties for the six months ended June 30, 2020, increased by $6.4 million, or 1.2%, to $529.1 million, compared to $522.7 million for the six months ended June 30, 2019. The increase was primarily due to significant rental rate increases on lease renewals and re-leasing of space since January 1, 2019. The increase was partially offset by temporary reduction in Same Property occupancy of 50 basis points related to downtime in connection with leases that will begin occupancy during the second half of 2020 at significantly higher rental rates. The increase was also partially offset by the effect of reduced revenues generated from our transient parking, retail tenants, and amenities, some of which were temporarily closed due to shelter-in-place orders.

The increase in total rental revenues was partially offset by the $5.1 million reduction to rental revenues recognized during the six months ended June 30, 2020, related to the specific write-off aggregating $1.6 million and a general allowance aggregating $3.5 million related to deferred rent balances of tenants that are or may potentially be impacted by uncertainties surrounding COVID-19.

Tenant recoveries

Tenant recoveries for the six months ended June 30, 2020, increased by $31.8 million, or 19.6%, to $194.0 million, compared to $162.2 million for the six months ended June 30, 2019. This increase is consistent with the increase in our rental operating expenses of $45.8 million, or 22.1%, as discussed under “Rental operations” below. Same Properties’ tenant recoveries for the six months ended June 30, 2020, increased by $8.6 million, or 5.6%, primarily due to the increase in recoverable operating expenses for the six months ended June 30, 2020, as discussed under “Rental operations” below. As of June 30, 2020, 93% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the six months ended June 30, 2020 and 2019 was, $3.4 million and $6.3 million, respectively, primarily consisting of construction management fees and interest income earned during each respective period. The decrease is due primarily to lower construction management fees recognized due to the completion of certain projects.

Rental operations

Total rental operating expenses for the six months ended June 30, 2020, increased by $45.8 million, or 22.1%, to $253.0 million, compared to $207.2 million for the six months ended June 30, 2019. Approximately $38.7 million of the increase was due to an increase in rental operating expenses from our Non-Same Properties primarily related to 926,892 RSF of development and redevelopment projects placed into service subsequent to January 1, 2019, and 53 operating properties aggregating 4.2 million RSF acquired subsequent to January 1, 2019.

Same Properties’ rental operating expenses increased by $7.1 million, or 3.9%, to $188.8 million during the six months ended June 30, 2020, compared to the $181.7 million for the six months ended June 30, 2019. Approximately $5.8 million of the increase was due to an increase in property tax expense resulting from higher assessed values of our properties. The remaining $1.3 million was mainly a result of the higher repairs and maintenance expenses, contract services, payroll, and property insurance costs, which were partially offset by reduced operating expenses related to retail tenants, some of which were temporarily closed due to COVID-19 shelter-in-place orders during the three months ended June 30, 2020.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2020, increased by $12.6 million, or 24.7%, to $63.7 million, compared to $51.1 million for the six months ended June 30, 2019. The increase was primarily due to continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2019, as discussed under “Income from rentals” above. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended June 30, 2020 and 2019, were 10.3% and 9.5%, respectively.

Interest expense

Interest expense for the six months ended June 30, 2020 and 2019, consisted of the following (dollars in thousands):

	Six Months Ended June 30,
Component	2020	2019	Change
Interest incurred	$146,226	$122,162	$24,064
Capitalized interest	(55,473)	(40,183)	(15,290)
Interest expense	$90,753	$81,979	$8,774

Average debt balance outstanding(1)	$7,358,158	$5,958,590	$1,399,568
Weighted-average annual interest rate(2)	4.0%	4.1%	(0.1)%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$650 million unsecured senior notes payable – green bond	4.03%	June 2018/ March 2019	$1,792
$350 million unsecured senior notes payable – green bond	3.96%	March 2019	2,968
$300 million unsecured senior notes payable	4.93%	March 2019	3,236
$750 million unsecured senior notes payable	3.48%	July 2019	12,696
$700 million unsecured senior notes payable	3.91%	July/September 2019	13,842
$400 million unsecured senior notes payable	2.87%	September 2019	5,530
$700 million unsecured senior notes payable	5.05%	March 2020	9,062
Fluctuations in interest rate and average balance:
$1.0 billion commercial paper program			3,599
Interest rate hedge agreement in effect during the six months ended June 30, 2019			1,815
Other increase in interest			722
Total increases			55,262
Decreases in interest incurred due to:
Repayments of debt:
$550 million unsecured senior notes payable	4.75%	July/August 2019	(12,678)
$400 million unsecured senior notes payable	2.96%	July/August 2019	(5,583)
Secured construction loan	3.29%	March 2019	(1,778)
Unsecured senior bank term loan	Various	Various	(5,975)
$2.2 billion unsecured senior line of credit			(5,184)
Total decreases			(31,198)
Change in interest incurred			24,064
Increase in capitalized interest			(15,290)
Total change in interest expense			$8,774
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the six months ended June 30, 2020, increased by $75.0 million, or 27.9%, to $343.5 million, compared to $268.5 million for the six months ended June 30, 2019. The increase was primarily due to additional depreciation from 926,892 RSF of development and redevelopment projects placed into service subsequent to January 1, 2019, and 53 operating properties aggregating 4.2 million RSF acquired subsequent to January 1, 2019.

Impairment charges

During the six months ended June 30, 2020, we recognized impairment charges aggregating $15.2 million, which primarily consisted of a $10 million write-off of the pre-acquisition deposit for a previously pending acquisition of an operating tech office property for which our revised economic projections declined from our initial underwriting. We recognized this impairment charge in April 2020, concurrently with the submission of our notice to terminate the transaction.

Investment income

During the six months ended June 30, 2020, we recognized investment income aggregating $162.8 million, which included $8.3 million of realized gains and $154.5 million of unrealized gains. Realized gains consisted of $32.8 million of realized gains, partially offset by an impairment charge of $24.5 million primarily related to four investments in privately held entities that do not report NAV. Unrealized gains of $154.5 million during the six months ended June 30, 2020, primarily consisted of increases in fair values of our investments in publicly traded companies. For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report. For our impairments accounting policy, refer to the “Investments” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report.

During the six months ended June 30, 2019, we recognized investment income aggregating $105.1 million, which included $21.8 million of realized gains and $83.3 million of unrealized gains.

Loss on early extinguishment of debt

During the six months ended June 30, 2019, we repaid early one secured note payable aggregating $106.7 million, which was originally due in 2020 and bore interest at 7.75%, and recognized a loss on early extinguishment of debt of $7.1 million, including the write-off of unamortized loan fees. Additionally, during the six months ended June 30, 2019, we repaid early the remaining $193.1 million balance of our secured construction loan related to 50/60 Binney Street and recognized a loss on early extinguishment of debt of $269 thousand.

Equity in earnings of unconsolidated real estate joint ventures

During the six months ended June 30, 2020, we recognized equity in earnings of unconsolidated real estate joint ventures of $777 thousand. This balance consisted of earnings from our unconsolidated real estate joint ventures of approximately $8.4 million, partially offset by the impairment charge discussed below.

In March 2020, the impact of COVID-19 pandemic and the resulting State of Maryland’s shelter-in-place order led to the closure of a retail center owned by one of our unconsolidated joint ventures. We evaluated the recoverability of our investment in this joint venture and recognized a $7.6 million impairment charge to lower the carrying amount of our investment balance, which primarily consisted of real estate, to its estimated fair value less costs to sell. This impairment charge was classified in equity in earnings of unconsolidated real estate joint ventures within our consolidated statements of operations for the six months ended June 30, 2020. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

Guidance for 2020 has been updated to reflect our current view of existing market conditions and assumptions for the year ending December 31, 2020, and reflects the estimated impact stemming from the COVID-19 pandemic on our financial and operating results. Refer to the following tables for complete details on our updated 2020 guidance assumptions. There can be no assurance that actual amounts will not be materially higher or lower than these expectations.

Projected 2020 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 7/27/20	As of 4/27/20
Earnings per share(1)	$3.00 to $3.08	$1.69 to $1.79
Depreciation and amortization of real estate assets	5.15	5.15
Impairment of real estate – rental properties(2)	0.06	0.06
Allocation of unvested restricted stock awards	(0.05)	(0.04)
Funds from operations per share(3)	$8.16 to $8.24	$6.86 to $6.96
Unrealized (gains) losses on non-real estate investments	(1.25)	0.14
Impairment of non-real estate investments	0.20	0.16
Impairment of real estate(4)	0.12	0.10
Allocation to unvested restricted stock awards	0.01	(0.01)
Other	0.02	—
Funds from operations per share, as adjusted(1)	$7.26 to $7.34	$7.25 to $7.35
Midpoint	$7.30	$7.30

(1)Excludes unrealized gains or losses after June 30, 2020, that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Includes a $7.6 million impairment on our investment in a recently developed retail property held by our unconsolidated real estate joint venture.
(3)Calculated in accordance with standards established by the Advisory Board of Governors of Nareit (the “Nareit Board of Governors”). Refer to the definition of “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(4)Includes eight cents related to an impairment charge of $10 million recognized in April 2020 to write off the carrying amount of the pre-acquisition deposit related to an operating tech office property for which our revised economic projections declined from our initial underwriting. The impairment was recognized concurrently with the submission of our notice to terminate the transaction.

Key Assumptions(1) (Dollars in millions)	As of 7/27/20		As of 4/27/20
	Low	High	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2020	94.8%	95.4%	94.8%	95.4%
Lease renewals and re-leasing of space:
Rental rate increases	28.0%	31.0%	28.0%	31.0%
Rental rate increases (cash basis)	14.0%	17.0%	14.0%	17.0%
Same property performance:
Net operating income increase	1.0%	3.0%	1.0%	3.0%
Net operating income increase (cash basis)	4.5%	6.5%	4.5%	6.5%
Straight-line rent revenue	$98	$108	$98	$108
General and administrative expenses	$121	$126	$121	$126
Capitalization of interest	$117	$127	$102	$112
Interest expense	$170	$180	$185	$195

(1)Our assumptions presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-Looking Statements” under Part I; “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2019, as well as in “Item 1A. Risk Factors” within “Part II – Other Information” of this quarterly report on Form 10-Q.

Key Credit Metrics	2020 Guidance
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2020, annualized	Less than or equal to 5.3x
Fixed-charge coverage ratio – fourth quarter of 2020, annualized	Greater than or equal to 4.4x

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share
225 Binney Street/Greater Boston/Cambridge	70.0%
75/125 Binney Street/Greater Boston/Cambridge	60.0%
409 and 499 Illinois Street/San Francisco/Mission Bay/SoMa	40.0%
1500 Owens Street/San Francisco/Mission Bay/SoMa	49.9%
Alexandria Technology Center® – Gateway/San Francisco/South San Francisco(2)	55.0%
500 Forbes Boulevard/San Francisco/South San Francisco	90.0%
Campus Pointe by Alexandria/San Diego/University Town Center(3)	45.0%
5200 Illumina Way/San Diego/University Town Center	49.0%
9625 Towne Centre Drive/San Diego/University Town Center	49.9%
SD Tech by Alexandria/San Diego/Sorrento Mesa(4)	50.0%

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(5)
1655 and 1725 Third Street/San Francisco/Mission Bay/SoMa	10.0%
Menlo Gateway/San Francisco/Greater Stanford	49.0%
704 Quince Orchard Road/Maryland/Gaithersburg	56.8% (6)

(1)In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in six other joint ventures in North America.
(2)Excludes 600, 630, 650, 901, and 951 Gateway Boulevard in our South San Francisco submarket. Noncontrolling interest share is anticipated to be 49% as we make further contributions over time.
(3)Excludes 9880 Campus Point Drive in our University Town Center submarket.
(4)Excludes 5505 Morehouse Drive in our Sorrento Mesa submarket.
(5)In addition to the unconsolidated real estate joint ventures listed, we hold an interest in two other insignificant unconsolidated real estate joint ventures in North America.
(6)Represents our ownership interest; our voting interest is limited to 50%.

Our unconsolidated real estate joint ventures have the following non-recourse secured loans that include the following key terms as of June 30, 2020 (dollars in thousands):

		Maturity Date	Stated Rate	Interest Rate(1)	100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share				Debt Balance(2)
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	2.40%	$11,602
1655 and 1725 Third Street	10.0%	3/10/25	4.50%	4.57%	598,020
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%	106,580
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%	140,843
					$857,045
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2020.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2020		June 30, 2020
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Total revenues	$39,869	$77,646	$10,011	$20,655
Rental operations	(10,302)	(20,397)	(1,199)	(2,617)
	29,567	57,249	8,812	18,038
General and administrative	(102)	(219)	(50)	(134)
Interest	—	—	(2,011)	(3,982)
Depreciation and amortization	(15,775)	(31,645)	(2,858)	(5,501)
Impairment of real estate	—	—	—	(7,644)
Fixed returns allocated to redeemable noncontrolling interests(1)	217	435	—	—
	$13,907	$25,820	$3,893	$777

Straight-line rent and below-market lease revenue	$1,274	$3,236	$5,698	$11,551
Funds from operations(2)	$29,682	$57,465	$6,751	$13,922

(1)Represents an allocation of joint venture earnings to redeemable noncontrolling interests primarily in one property in our South San Francisco submarket. These redeemable noncontrolling interests earn a fixed return on their investment rather than participate in the operating results of the property.
(2)Refer to the definition of “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2 for the definition and the reconciliation from the most directly comparable GAAP measure.

	As of June 30, 2020
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$1,491,601	$459,843
Cash, cash equivalents, and restricted cash	48,327	9,338
Other assets	168,342	49,503
Secured notes payable	—	(186,254)
Other liabilities	(70,734)	(5,572)
Redeemable noncontrolling interests	(12,122)	—
	$1,625,414	$326,858

During the six months ended June 30, 2020 and 2019, our consolidated real estate joint ventures distributed an aggregate of $38.2 million and $24.6 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

	June 30, 2020
(In thousands)	Three Months Ended		Six Months Ended		Year Ended December 31, 2019
Realized gains	$13,005	(1)	$8,328	(1)	$33,158	(2)
Unrealized gains	171,652		154,508		161,489
Investment income	$184,657		$162,836		$194,647

Investments (In thousands)	Cost		Unrealized Gains		Carrying Amount
Fair value:
Publicly traded companies	$159,129		$262,841	(3)	$421,970
Entities that report NAV	302,954		218,602		521,556

Entities that do not report NAV:
Entities with observable price changes	48,565		74,708		123,273
Entities without observable price changes	251,666		—		251,666
June 30, 2020	$762,314	(4)	$556,151		$1,318,465

March 31, 2020	$738,983		$384,499		$1,123,482

(1)Includes realized gains for the three and six months ended June 30, 2020, of $17.7 million and $32.8 million, respectively, and impairments related to investments in privately held entities that do not report NAV of $4.7 million and $24.5 million, respectively.
(2)Includes realized gains of $50.3 million and impairments related to investments in privately held entities that do not report NAV of $17.1 million for the year ended December 31, 2019.
(3)Includes gross unrealized gains and losses of $279.7 million and $16.9 million, respectively, as of June 30, 2020.
(4)Represents 3.3% of gross assets as of June 30, 2020.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

Liquidity

Liquidity		Significant Availability on Unsecured Senior Lines of Credit

$4.2B		(in millions)

(In millions)
Availability under our unsecured senior lines of credit	$2,510
Outstanding forward equity sales agreements(1)	520
Cash, cash equivalents, and restricted cash	242
Investments in publicly traded companies	422
Liquidity as of June 30, 2020	3,694
Outstanding forward equity sales agreements(2)	532
Total	$4,226

Net Debt and Preferred Stock to Adjusted EBITDA(4)		Fixed-Charge Coverage Ratio(4)

(1)Represents expected net proceeds from the future settlement of the remaining 3.5 million shares outstanding under our January 2020 forward equity sales agreements.
(2)Represents expected net proceeds from the future settlement of 6.9 million shares outstanding under our July 2020 forward equity sales agreements, net of the reduction in availability for borrowing under our $750 million unsecured senior line of credit. Pursuant to the terms of the $750 million unsecured senior line of credit agreement, the outstanding commitments will be reduced in the future by 50% of the net proceeds from any equity offerings entered into subsequent to the execution of this line of credit in April 2020. As of the date of this report, none of our forward equity sales agreements entered into in July 2020 have been settled.
(3)Total outstanding availability on our unsecured senior lines of credit reduced by the expected net proceeds from the future settlement of 6.9 million shares outstanding under our July 2020 forward equity sales agreements.
(4)Quarter annualized.

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

Over the next several years, our balance sheet, capital structure, and liquidity objectives are as follows:

•Retain positive cash flows from operating activities after payment of dividends and distributions to noncontrolling interests for investment in development and redevelopment projects and/or acquisitions;
•Improve credit profile and relative long-term cost of capital;
•Maintain diverse sources of capital, including sources from net cash provided by operating activities, unsecured debt, secured debt, selective real estate asset sales, partial interest sales, non-real estate investment sales, preferred stock, and common stock;
•Maintain commitment to long-term capital to fund growth;
•Maintain prudent laddering of debt maturities;
•Maintain solid credit metrics;
•Maintain significant balance sheet liquidity;
•Mitigate variable-rate debt exposure through the reduction of short-term and medium-term variable-rate bank debt;
•Maintain a large unencumbered asset pool to provide financial flexibility;
•Fund common stock dividends and distributions to noncontrolling interests from net cash provided by operating activities;
•Manage a disciplined level of value-creation projects as a percentage of our gross investments in real estate; and
•Maintain high levels of pre-leasing and percentage leased in value-creation projects.

In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

The following table presents the availability under our $2.2 billion unsecured senior line of credit less amounts outstanding on our commercial paper program; $750 million unsecured senior line of credit; forward equity sales agreements; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of June 30, 2020 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
Availability under our $2.2 billion unsecured senior line of credit	L+0.825%	$2,200,000	$440,000	$1,760,000
Availability under our $750 million unsecured senior line of credit	L+1.050%	$750,000	$—	750,000
Outstanding forward equity sales agreements				519,621
Cash, cash equivalents, and restricted cash				241,540
Investments in publicly traded companies				421,970
Total liquidity				$3,693,131

Cash, cash equivalents, and restricted cash

As of June 30, 2020, and December 31, 2019, we had $241.5 million and $242.7 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, cash flows from operating activities, proceeds from real estate asset sales and partial interest sales, non-real estate investment sales, borrowings under our unsecured senior lines of credit, issuances under our commercial paper program, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$393,657	$308,340	$85,317
Net cash used in investing activities	$(1,397,060)	$(1,452,237)	$55,177
Net cash provided by financing activities	$1,002,969	$1,109,218	$(106,249)

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the six months ended June 30, 2020, increased to $393.7 million, compared to $308.3 million for the six months ended June 30, 2019. This increase was primarily attributable to (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2019, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2019.

Investing activities

Cash used in investing activities for the six months ended June 30, 2020 and 2019, consisted of the following (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019
Sources of cash from investing activities:
Sales of non-real estate investments	$68,468	$49,967	$18,501
Return of capital from unconsolidated real estate joint ventures	20,225	—	20,225
Change in escrow deposits	18,719	—	18,719
	107,412	49,967	57,445
Uses of cash for investing activities:
Purchases of real estate	699,901	715,030	(15,129)
Additions to real estate	725,742	577,322	148,420
Investments in unconsolidated real estate joint ventures	2,861	95,950	(93,089)
Change in escrow deposits	—	9,000	(9,000)
Additions to non-real estate investments	75,968	104,902	(28,934)
	1,504,472	1,502,204	2,268

Net cash used in investing activities	$1,397,060	$1,452,237	$(55,177)

The decrease in net cash used in investing activities for the six months ended June 30, 2020, was primarily due to a decreased use of cash for purchases of real estate, investments in unconsolidated real estate joint ventures, additions to non-real estate investments, and an increased source of cash from higher return of capital from unconsolidated real estate joint ventures. The decrease in cash used in investing activities was partially offset by an increased use of cash for property acquisitions. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for further information.

Financing activities

Cash flows provided by financing activities for the six months ended June 30, 2020 and 2019, consisted of the following (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Proceeds from issuance of unsecured senior notes payable	$699,532	$854,209	$(154,677)
Repayments of borrowings from secured notes payable	(3,088)	(302,878)	299,790
Borrowings from unsecured senior lines of credit	1,470,000	2,114,000	(644,000)
Repayments of borrowings from unsecured senior lines of credit	(1,414,000)	(1,808,000)	394,000
Proceeds from issuance of commercial paper notes	8,179,900	—	8,179,900
Repayments of borrowings from commercial paper program	(8,179,900)	—	(8,179,900)
Payments of loan fees	(7,957)	(15,796)	7,839
Changes related to debt	744,487	841,535	(97,048)

Contributions from and sales of noncontrolling interests	55,775	441,251	(385,476)
Distributions to and purchases of noncontrolling interests	(38,482)	(24,590)	(13,892)
Proceeds from issuance of common stock	504,338	85,394	418,944
Dividend payments	(256,259)	(221,046)	(35,213)
Taxes paid related to net settlement of equity awards	(6,890)	(4,086)	(2,804)
Repurchase of 7.00% Series D cumulative convertible preferred stock	—	(9,240)	9,240
Net cash provided by financing activities	$1,002,969	$1,109,218	$(106,249)

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2020, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Our initial 2020 guidance issued on December 3, 2019, included ranges for 2020 construction spending and acquisitions of $1.55 billion to $1.65 billion and $900 million to $1.0 billion, respectively, and reflected a strong outlook for 2020, including continued strong demand for our value-creation development and redevelopment projects. Our guidance issued on April 27, 2020 reduced our 2020 forecasted construction spending, acquisitions, real estate dispositions and partial interest sales, and issuance of common equity. These reductions were deemed necessary while we monitored the impact of COVID-19 on many areas of our business, including the overall macro and capital market environments. The following table provides key updates to our 2020 guidance issued on February 3, 2020 and April 27, 2020, based on our current view of existing market conditions and assumptions for the year ending December 31, 2020, and reflects increases in uses of capital to address the continuing tenant demand for our development and redevelopment pipeline and existing and anticipated attractive acquisition opportunities. Our updated 2020 construction spending guidance range increased since April 27, 2020, and is now closer to our initial forecast for 2020 disclosed in our guidance issued on February 3, 2020. Additionally, our initial guidance for 2020 anticipated meaningful acquisition opportunities and our updated 2020 acquisition guidance range continues to reflect opportunistic offerings in the market. The increase above our initial acquisition guidance range is expected to be funded through forecasted real estate dispositions and partial interest sales. Proceeds from forecasted sales are also expected to fund a portion of the increase in construction spending and to provide significant capital for growth over the next two to three quarters.

Key Sources and Uses of Capital (In millions)	As of 7/27/20
	Range		Midpoint	Certain Completed Items		As of 4/27/20 Midpoint		As of 2/3/20 Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$185	$225	$205			$205		$220
Incremental debt	415	575	495	see below		335		380
Real estate dispositions and partial interest sales	1,000	1,500	1,250	$51	(1)	50	(1)	50	(1)
Common equity	2,090	2,090	2,090	$2,087	(2)	1,020	(1)	1,900	(1)
Total sources of capital	$3,690	$4,390	$4,040			$1,610		$2,550

Uses of capital:
Construction (refer to the “Investments in real estate” section within Item 2 for additional information)	$1,200	$1,500	$1,350			$960		$1,600
Acquisitions (refer to the “Executive summary” section within Item 2 for additional information)	1,600	2,000	1,800	$842		650		950
Total uses of capital	$2,800	$3,500	$3,150			$1,610		$2,550

Incremental debt (included above):
Issuance of unsecured senior notes payable(3)	$700	$700	$700	$700		$700		$600
$3.0 billion unsecured senior lines of credit and other	(285)	(125)	(205)			(365)		(220)
Incremental debt	$415	$575	$495			$335		$380

Excess sources of capital			$890			$—		$—
(1)In April 2020, we completed the sale of a partial interest in properties at 9808 and 9868 Scranton Road in our Sorrento Mesa submarket to the existing SD Tech by Alexandria consolidated real estate joint venture, of which we own 50%. We received proceeds of $51.1 million for the 50% interest in the properties that our joint venture partner acquired through the joint venture. Our previous guidance disclosures included a combined amount for real estate dispositions, partial interest sales, and common equity. Amounts presented have been split into two separate categories for (i) actual real estate dispositions and partial interest sales completed through July 27, 2020, and (ii) common equity.
(2)In January 2020 and July 2020, we entered into forward equity sales agreements aggregating $1.0 billion and $1.1 billion, respectively, to sell an aggregate of 6.9 million shares for each offering (13.8 million in aggregate) of our common stock (including the exercise of an underwriters’ option) at a public offering price of $155.00 per share and $160.50 per share, respectively, before underwriting discounts. In March 2020, we settled 3.4 million shares from our forward equity sales agreements and received proceeds of $500.0 million. As of the date of this report, 10.4 million shares of our common stock remain outstanding under forward equity sales agreements, for which we expect to receive proceeds of $1.6 billion, to be further adjusted as provided in the agreements, that will fund pending and recently completed acquisitions and the construction of our highly leased development projects. We expect to settle the remaining outstanding forward equity sales agreements in 2020.
(3)We may opportunistically seek to refinance additional near term maturities in 2020, subject to market conditions.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2019. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $185.0 million to $225.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2020, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed, along with contributions from Same Properties and recently acquired properties, to contribute significant increases in income from rentals, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $29 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash flows ” subsection of the “Liquidity” section within this Item 2 for a discussion of cash flows provided by operating activities for the six months ended June 30, 2020.

Debt

As of June 30, 2020, we have an outstanding balance of $440.0 million on our $2.2 billion unsecured senior line of credit. Our $2.2 billion unsecured senior line of credit bears an interest rate of LIBOR plus 0.825% and matures on January 28, 2024, which includes two six-month extension options that we control. As of June 30, 2020, we have no outstanding balance on our $750 million unsecured senior line of credit, which bears an interest rate of LIBOR plus 1.050% and matures on April 14, 2022. In addition to the cost of borrowing, the $2.2 billion and $750 million unsecured senior lines of credit are subject to an annual facility fee of 0.15% and 0.20%, respectively, based on the aggregate commitments outstanding.

We use our unsecured senior lines of credit to fund working capital, construction activities, and, from time to time, acquisition of properties. Borrowings under the unsecured senior lines of credit bear interest at a “Eurocurrency Rate,” a “LIBOR Floating Rate,” or a “Base Rate” specified in each respective unsecured senior line of credit agreement plus, in any case, the Applicable Margin. The Eurocurrency Rate specified in the unsecured senior lines of credit agreements is, as applicable, the rate per annum equal to either (i) the LIBOR or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The LIBOR Floating Rate means, for any day, one month LIBOR, or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in U.S. dollars. The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our $2.2 billion unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate.

Pursuant to the terms of the new line of credit agreement, the outstanding commitments and any outstanding borrowings from the $750 million unsecured senior line of credit will be reduced by 100% of net cash proceeds from certain new debt transactions and 50% of net cash proceeds from new equity offerings as defined in the agreement. Therefore, upon full or partial settlement of our forward equity sales agreements entered into in July 2020, described further under the “Common equity transactions” section of Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements, the outstanding commitments and any outstanding borrowings from the $750 million unsecured senior line of credit will be reduced by 50% of net proceeds received from the settlement of the aforementioned July 2020 agreements (January 2020 forward equity sales agreements are excluded). As of the date of this report, none of our forward equity sales agreements entered into in July 2020 have been settled.

We expect to fund a portion of our capital needs for the remainder of 2020 from the settlement of our outstanding forward equity sales agreements, from issuances under our commercial paper program discussed below, from borrowings under our $2.95 billion unsecured senior lines of credit, and from real estate dispositions and partial interest sales.

We established a commercial paper program with the ability to issue up to $1.0 billion of commercial paper notes generally with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our $2.2 billion unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our $2.2 billion unsecured senior line of credit equal to any outstanding balance on our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the $2.2 billion unsecured senior line of credit, we expect to borrow under the $2.2 billion unsecured senior line of credit at LIBOR plus 0.825%. The commercial paper notes sold during the three months ended June 30, 2020, were issued at a weighted-average yield to maturity of 0.79%. As of June 30, 2020, we had no outstanding borrowings under our commercial paper program.

In March 2020, we completed an offering of $700.0 million of unsecured senior notes payable due on December 15, 2030, at an interest rate of 4.90% for net proceeds of $691.6 million. The net proceeds were used to reduce the outstanding indebtedness under our $2.2 billion unsecured senior line of credit and commercial paper program. Since January 1, 2019, we have completed the issuances of $3.4 billion in unsecured senior notes, with a weighted-average interest rate of 3.95% and a weighted-average maturity as of June 30, 2020, of 15.2 years.

Proactive management of transition away from LIBOR

LIBOR has been used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including variable-rate debt and interest rate swap contracts. However, it is expected that LIBOR will no longer be used after 2021. To address the increased risk of LIBOR discontinuation, in the U.S. the Alternative Reference Rates Committee (“ARRC”) was established to help ensure the successful transition from LIBOR. In June 2017, the ARRC selected SOFR, a new index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for U.S. dollar LIBOR. We have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•We have proactively reduced outstanding LIBOR-based borrowings under our unsecured senior bank term loans and secured construction loans through repayments. From January 2017 through June 2020, we retired approximately $1.5 billion of such debt.
•During 2020, we increased the aggregate amount of our commercial paper program to $1.0 billion from $750.0 million. This program provides us with ability to issue commercial paper notes bearing interest at short-term fixed rates, generally with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subjected to LIBOR and is used for funding short-term working capital needs. As of June 30, 2020, we had no borrowings outstanding under our commercial paper program.
•We prudently manage outstanding borrowings under our $2.2 billion and $750 million unsecured senior lines of credit. As of June 30, 2020, we have not drawn any amounts on our $750 million unsecured senior line of credit. Excluding LIBOR-based debt held by one of our unconsolidated real estate joint ventures, borrowings under our $2.2 billion unsecured senior line of credit represented our only LIBOR-based debt outstanding as of June 30, 2020, which represented less than 6% of our total debt balance outstanding as of June 30, 2020.
•Our unsecured senior lines of credit contain fallback language generally consistent with the ARRC’s Amendment Approach, which provides a streamlined amendment approach for negotiating a benchmark replacement and introduces clarity with respect to the fallback trigger events and an adjustment to be applied to the successor rate.
•We continue to actively monitor developments by the ARRC and other governing bodies involved in LIBOR transition.

Refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report and “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, for additional information about our management of risks related to the transition away from LIBOR.

Real estate dispositions and partial interest sales

We expect to continue the disciplined execution of select sales of operating assets. Future sales will provide an important source of capital to fund a portion of pending and recently completed opportunistic acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth over the next two to three quarters. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2020, we expect real estate dispositions and partial interest sales ranging from $1.0 billion to $1.5 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold. As of the date of this report, we have received proceeds of $51.1 million from our partial interest sale at 9808 and 9868 Scranton Road in our Sorrento Mesa submarket.

As a REIT, generally we are subject to a 100% tax on the net income from real estate asset sales that the IRS characterizes as “prohibited transactions.” We do not expect our sales will be categorized as prohibited transactions. However, unless we meet certain “safe harbor” requirements, whether a real estate asset sale is a prohibited transaction will be based on the facts and circumstances of the sale. Our real estate asset sales may not always meet such safe harbor requirements. Refer to “Item 1A. Risk factors” of our annual report on Form 10-K for the year ended December 31, 2019, for additional information about the “prohibited transaction” tax.

Common equity transactions

In January 2020, we entered into forward equity sales agreements aggregating $1.0 billion to sell an aggregate of 6.9 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $155.00 per share, before underwriting discounts. In March 2020, we settled 3.4 million shares from our forward equity sales agreement and received proceeds of $500.0 million. We expect to receive proceeds of approximately $519.6 million upon settlement of the remaining outstanding forward equity sales agreements, to be further adjusted as provided in the sales agreements.

In addition, in July 2020, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $160.50 per share, before underwriting discounts. We expect to receive proceeds of approximately $1.1 billion, to be further adjusted as provided in the sales agreements. As of the date of this report, no shares have been settled under these forward equity sales agreements.

We expect to settle the outstanding forward equity sales agreements in 2020, and use proceeds to fund pending and recently completed acquisitions and the construction of our highly leased development and redevelopment projects.

In February 2020, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $850.0 million of our common stock. As of June 30, 2020, the remaining availability under this ATM program was approximately $843.7 million. The amount of common equity issued will be subject to market conditions.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in real estate joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the six months ended June 30, 2020, we received $55.8 million of contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 2.3 million RSF of Class A office/laboratory and tech office space undergoing construction, 6.6 million RSF of near-term and intermediate-term development and redevelopment projects, and 5.3 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A development and redevelopment properties: current projects” and “Summary of capital expenditures” subsections of the “Investments in real estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2020 and 2019, of $55.5 million and $40.2 million, respectively, is classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, pre-construction, and construction projects, which aggregated $32.3 million and $20.7 million for the six months ended June 30, 2020 and 2019, respectively. The increase in capitalized payroll and other indirect project costs for the six months ended June 30, 2020, compared to the same period in 2019 was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities aggregating six projects with 4.4 million RSF in 2020 over 2019. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $8.8 million for the six months ended June 30, 2020.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the six months ended June 30, 2020, we capitalized total initial direct leasing costs of $26.4 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report, and the “Acquisitions” subsection of the “Investments in real estate” section within this Item 2 for information on our acquisitions.

Dividends

During the six months ended June 30, 2020 and 2019, we paid the following dividends (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Common stock	$256,259	$218,914	$37,345
Series D Convertible Preferred Stock	—	2,132	(2,132)
	$256,259	$221,046	$35,213

The increase in dividends paid on our common stock during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2019, as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $2.06 per common share paid during the six months ended June 30, 2020, from $1.94 per common share paid during the six months ended June 30, 2019.

The decrease in dividends paid on our Series D Convertible Preferred Stock during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due to a decrease in number of shares outstanding as a result of the repurchase of 275,000 outstanding shares of our Series D Convertible Preferred Stock in 2019 and the conversion of the remaining 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock during 2019. As of June 30, 2020, we had no outstanding shares of Series D Convertible Preferred Stock.

Contractual obligations and commitments

Contractual obligations as of June 30, 2020, consisted of the following (in thousands):

		Payments by Period
	Total	2020	2021–2022	2023–2024	Thereafter
Secured and unsecured debt(1)(2)	$7,549,352	$3,331	$14,127	$1,878,107	$5,653,787
Estimated interest payments on fixed-rate debt(3)	3,044,443	142,537	569,201	511,055	1,821,650
Ground lease obligations – operating leases	706,394	7,270	30,242	30,811	638,071
Ground lease obligations – finance lease	36,074	207	832	840	34,195
Other obligations	27,130	380	4,895	5,469	16,386
Total	$11,363,393	$153,725	$619,297	$2,426,282	$8,164,089

(1)Amounts represent principal amounts due and exclude unamortized premiums (discounts) and deferred financing costs reflected in the consolidated balance sheets under Item 1 of this report.
(2)Payment dates reflect any extension options that we control.
(3)Amounts are based upon contractual interest rates, including interest payment dates and scheduled maturity dates.

Secured notes payable

Secured notes payable as of June 30, 2020, consisted of six notes secured by 11 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.57%. As of June 30, 2020, the total book value of our investments in real estate securing debt was approximately $1.1 billion. Additionally, as of June 30, 2020, our entire secured notes payable balance of $344.8 million, including unamortized discounts and deferred financing costs, was fixed-rate debt.

Unsecured senior notes payable, $2.2 billion unsecured senior line of credit, and $750.0 million unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of June 30, 2020, were as follows:

Covenant Ratios(1)	Requirement	June 30, 2020
Total Debt to Total Assets	Less than or equal to 60%	34%
Secured Debt to Total Assets	Less than or equal to 40%	2%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	6.9x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	273%

(1)All covenant ratio titles utilize terms as defined in the respective debt agreements.
(2)The calculation of consolidated EBITDA is based on the definitions contained in our loan agreements and is not directly comparable to the computation of EBITDA as described in Exchange Act Release No. 47226.

In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities, L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate or sell all or substantially all of the Company’s assets, and (ii) incur certain secured or unsecured indebtedness.

        The requirements of, and our actual performance with respect to, the key financial covenants under our $2.2 billion unsecured senior line of credit and $750.0 million unsecured senior line of credit as of June 30, 2020, were as follows:

Covenant Ratios(1)	Requirement	June 30, 2020
Leverage Ratio	Less than or equal to 60.0%	30.7%
Secured Debt Ratio	Less than or equal to 45.0%	1.4%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.77x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	5.98x
(1)All covenant ratio titles utilize terms as defined in each respective credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt were calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of June 30, 2020, 94% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report.

Ground lease obligations

Operating lease agreements

Ground lease obligations as of June 30, 2020, included leases for 33 of our properties, which accounted for approximately 11% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $7.5 million as of June 30, 2020, our ground lease obligations have remaining lease terms ranging from approximately 33 to 94 years, including available extension options that we are reasonably certain to exercise.

As of June 30, 2020, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $706.4 million and $27.1 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of June 30, 2020, the present value of the remaining contractual payments, aggregating $733.5 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $291.7 million, which is classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of June 30, 2020, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 43 years, and the weighted-average discount rate was 5.17%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $283.6 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease accounting” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Commitments

As of June 30, 2020, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.2 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $11.1 million primarily related to construction projects.

We are committed to funding approximately $224.9 million for non-real estate investments primarily related to our investments in limited partnerships. Our funding commitments expire at various dates over the next 11 years, with a weighted-average expiration of 8.5 years as of June 30, 2020.

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

Foreign currency translation gains and losses

The following table presents the changes in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the six months ended June 30, 2020, due to the changes in the foreign exchange rates for our real estate investments in Canada and Asia (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Total
Balance as of December 31, 2019	$(9,749)

Other comprehensive loss before reclassifications	(3,331)
Net other comprehensive loss	(3,331)

Balance as of June 30, 2020	$(13,080)

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents on a combined basis for the Issuer and the Guarantor Subsidiary balance sheet financial information as of June 30, 2020, and December 31, 2019, and results of operations and comprehensive income for the six months ended June 30, 2020, and year ended December 31, 2019. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts, as of June 30, 2020, and December 31, 2019, and for the six months ended June 30, 2020, and year ended December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Assets:
Cash, cash equivalents, and restricted cash	$48,774	$4,432
Other assets	92,316	71,036
Total assets	$141,090	$75,468

Liabilities:
Unsecured senior notes payable	$6,738,486	$6,044,127
Unsecured senior lines of credit	440,000	384,000
Other liabilities	304,502	278,858
Total liabilities	$7,482,988	$6,706,985

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Total revenues	$11,179	$22,731
Total expenses	(151,220)	(317,896)
Net loss	(140,041)	(295,165)
Net income attributable to unvested restricted stock awards and preferred stock	(3,574)	(12,170)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(143,615)	$(307,335)

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2019, for a discussion of our critical accounting policies related to REIT compliance, investments in real estate, impairment of long-lived assets, equity investments, interest rate hedge agreements, liability and right-of-use assets related to operating leases in which we are the lessee, and monitoring of tenant credit quality.

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

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and six months ended June 30, 2020 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2020		June 30, 2020
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Net income	$13,907	$25,820	$3,893	$777
Depreciation and amortization	15,775	31,645	2,858	5,501
Impairment of real estate	—	—	—	7,644
Funds from operations	$29,682	$57,465	$6,751	$13,922

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and six months ended June 30, 2020 and 2019. Per share amounts may not add due to rounding.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020		2019	2020		2019
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$226,600		$76,330	$244,845		$200,181
Depreciation and amortization of real estate assets(1)	165,040		134,437	337,668		268,524
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(15,775)		(6,744)	(31,645)		(12,163)
Our share of depreciation and amortization from unconsolidated real estate JVs	2,858		973	5,501		1,819
Impairment of real estate – rental properties	—		—	7,644		—
Assumed conversion of 7.00% Series D cumulative convertible preferred stock	—		1,005	—		2,031
Allocation to unvested restricted stock awards	(2,228)		(1,445)	(4,531)		(3,740)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	376,495		204,556	559,482		456,652
Unrealized gains on non-real estate investments	(171,652)		(11,058)	(154,508)		(83,264)
Impairment of non-real estate investments	4,702	(2)	—	24,482	(3)	—
Impairment of real estate	13,218	(4)	—	15,221	(4)	—
Loss on early extinguishment of debt	—		—	—		7,361
Preferred stock redemption charge	—		—	—		2,580
Removal of assumed conversion of 7.00% Series D cumulative convertible preferred stock	—		(1,005)	—		(2,031)
Allocation to unvested restricted stock awards	2,251		179	1,711		1,157
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$225,014		$192,672	$446,388		$382,455

(1)Calculated in accordance with standards established by the Nareit Board of Governors.
(2)Primarily relates to two investments in privately held entities that do not report NAV.
(3)Primarily relates to four investments in privately held entities that do not report NAV.
(4)Primarily relates to a $10 million impairment charge to write off the pre-acquisition deposit for a previously pending acquisition, which was recognized in April 2020 concurrently with the submission of our notice to terminate the transaction.

	Three Months Ended June 30,			Six Months Ended June 30,
(Per share)	2020		2019	2020	2019
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.82		$0.68	$1.99	$1.80
Depreciation and amortization of real estate assets(1)	1.22		1.15	2.53	2.32
Impairment of real estate – rental properties	—		—	0.06	—
Allocation to unvested restricted stock awards	(0.01)		—	(0.04)	(0.04)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	3.03		1.83	4.54	4.08
Unrealized gains on non-real estate investments	(1.38)		(0.10)	(1.25)	(0.75)
Impairment of non-real estate investments	0.04	(2)	—	0.20	—
Impairment of real estate	0.11	(2)	—	0.12	—
Loss on early extinguishment of debt	—		—	—	0.07
Preferred stock redemption charge	—		—	—	0.02
Allocation to unvested restricted stock awards	0.01		—	0.02	0.02
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.81		$1.73	$3.63	$3.44

Weighted-average shares of common stock outstanding(3) for calculations of:
EPS – diluted	124,448		111,501	123,117	111,279
Funds from operations – diluted, per share	124,448		112,077	123,117	111,857
Funds from operations – diluted, as adjusted, per share	124,448		111,501	123,117	111,279

(1)Calculated in accordance with standards established by the Nareit Board of Governors.
(2)Refer to footnotes on the previous page for additional information.
(3)Refer to the definition of “Weighted-average shares of common stock outstanding – diluted” within this section of this Item 2 for additional information.

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

We believe Adjusted EBITDA provides investors with relevant and useful information as it allows investors to evaluate the operating performance of our business activities without having to account for differences recognized because of real estate and non-real estate investment and disposition decisions, financing decisions, capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. For example, we exclude gains or losses on the early extinguishment of debt to allow investors to measure our performance independent of our indebtedness and capital structure. We believe that adjusting for the effects of impairments and gains or losses on sales of real estate, and significant impairments and significant gains on the sale of non-real estate investments allows investors to evaluate performance from period to period on a consistent basis without having to account for differences recognized because of real estate and non-real estate investment and disposition decisions. We believe that excluding charges related to stock compensation and unrealized gains or losses facilitates for investors a comparison of our business activities across periods without the volatility resulting from market forces outside of our control. Adjusted EBITDA has limitations as a measure of our performance. Adjusted EBITDA does not reflect our historical expenditures or future requirements for capital expenditures or contractual commitments. While Adjusted EBITDA is a relevant measure of performance, it does not represent net income (loss) or cash flows from operations calculated and presented in accordance with GAAP, and it should not be considered as an alternative to those indicators in evaluating performance or liquidity.

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

The following table reconciles net income (loss) and revenues, the most directly comparable financial measures calculated and presented in accordance with GAAP, to Adjusted EBITDA and revenues, as adjusted, respectively, for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$243,561	$87,179	$274,239	$223,997
Interest expense	45,014	42,879	90,753	81,979
Income taxes	1,406	890	2,747	2,187
Depreciation and amortization	168,027	134,437	343,523	268,524
Stock compensation expense	9,185	11,437	19,114	22,466
Loss on early extinguishment of debt	—	—	—	7,361
Unrealized gains on non-real estate investments	(171,652)	(11,058)	(154,508)	(83,264)
Impairment of real estate	13,218	—	22,865	—
Impairment of non-real estate investments	4,702	—	24,482	—
Adjusted EBITDA	$313,461	$265,764	$623,215	$523,250

Revenues	$436,956	$373,856	$876,875	$732,698
Non-real estate investments – total realized gains	13,005	10,442	8,328	21,792
Impairment of non-real estate investments	4,702	—	24,482	—
Revenues, as adjusted	$454,663	$384,298	$909,685	$754,490

Adjusted EBITDA margin	69%	69%	69%	69%
Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligzations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of June 30, 2020, approximately 93% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

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

Development, redevelopment, and pre-construction spending also includes the following costs: (i) certain tenant improvements and renovations that will be reimbursed, (ii) amounts to bring certain acquired properties up to market standard and/or other costs identified during the acquisition process (generally within two years of acquisition), and (iii) permanent conversion of space for highly flexible, move-in-ready office/laboratory space to foster the growth of promising early- and growth-stage life science companies.

Revenue-enhancing and repositioning capital expenditures represent spending to reposition or significantly change the use of property, including through improvement in the asset quality from Class B to Class A.

Non-revenue-enhancing capital expenditures represent costs required to maintain the current revenues of a stabilized property, including costs for renewed and re-leased space.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA	$313,461	$265,764	$623,215	$523,250

Interest expense	$45,014	$42,879	$90,753	$81,979
Capitalized interest	30,793	21,674	55,473	40,183
Amortization of loan fees	(2,737)	(2,380)	(4,984)	(4,613)
Amortization of debt premiums	888	782	1,776	1,583
Cash interest	73,958	62,955	143,018	119,132
Dividends on preferred stock	—	1,005	—	2,031
Fixed charges	$73,958	$63,960	$143,018	$121,163

Fixed-charge coverage ratio:
– period annualized	4.2x	4.2x	4.4x	4.3x
– trailing 12 months	4.2x	4.2x	4.2x	4.2x

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

•Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term(s) of the lease(s), calculated on a straight-line basis.
•Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed and our total cash investment in the property.

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended June 30, 2020, as reported by Bloomberg Professional Services. In addition, we monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decline below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate – value-creation square footage currently in rental properties

The following table represents RSF of buildings in operation as of June 30, 2020, that will be redeveloped or replaced with new development RSF upon commencement of future construction:

Property/Submarket	RSF
Intermediate-term projects:
651 Gateway Boulevard/South San Francisco	300,010
3825 Fabian Way/Greater Stanford	250,000
960 Industrial Road/Greater Stanford	110,000
10931 and 10933 North Torrey Pines Road/Torrey Pines	92,450
10260 Campus Point Drive/University Town Center	109,164
9363 and 9393 Towne Centre Drive/University Town Center	71,961
4555 Executive Drive/University Town Center	41,475
975,060
Future projects:
3875 Fabian Way/Greater Stanford	228,000
987 and 1075 Commercial Street/Greater Stanford	26,738
219 East 42nd Street/New York City	349,947
4161 Campus Point Court/University Town Center	159,884
4110 Campus Point Court/University Town Center	12,375
4075 Sorrento Valley Boulevard/Sorrento Valley	40,000
4045 Sorrento Valley Boulevard/Sorrento Valley	10,926
601 Dexter Avenue North/Lake Union	18,680
846,550
Total value-creation RSF currently included in rental properties	1,821,610
Joint venture financial information

We present components of balance sheet and operating results information related to our real estate joint ventures, which are not presented, or intended to be presented, in accordance with GAAP. We present the proportionate share of certain financial line items as follows: (i) for each real estate joint venture that we consolidate in our financial statements, which are controlled by us through contractual rights or majority voting rights, but of which we own less than 100%, we apply the noncontrolling interest economic ownership percentage to each financial item to arrive at the amount of such cumulative noncontrolling interest share of each component presented; and (ii) for each real estate joint venture that we do not control and do not consolidate, and are instead controlled jointly or by our joint venture partners through contractual rights or majority voting rights, we apply our economic ownership percentage to each financial item to arrive at our proportionate share of each component presented.

The components of balance sheet and operating results information related to our real estate joint ventures do not represent our legal claim to those items. For each entity that we do not wholly own, the joint venture agreement generally determines what equity holders can receive upon capital events, such as sales or refinancing, or in the event of a liquidation. Equity holders are normally entitled to their respective legal ownership of any residual cash from a joint venture only after all liabilities, priority distributions, and claims have been repaid or satisfied.

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

The components of balance sheet and operating results information related to our real estate joint ventures are limited as an analytical tool as the overall economic ownership interest does not represent our legal claim to each of our joint ventures’ assets, liabilities, or results of operations. In addition, joint venture financial information may include financial information related to the unconsolidated real estate joint ventures that we do not control. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for more information on our unconsolidated real estate joint ventures. We believe that in order to facilitate for investors a clear understanding of our operating results and our total assets and liabilities, joint venture financial information should be examined in conjunction with our consolidated statements of operations and balance sheets. Joint venture financial information should not be considered an alternative to our consolidated financial statements, which are prepared in accordance with GAAP.

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

The following table reconciles debt to net debt and computes the ratio to Adjusted EBITDA as of June 30, 2020, and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Secured notes payable	$344,784	$349,352
Unsecured senior notes payable	6,738,486	6,044,127
Unsecured senior lines of credit	440,000	384,000
Unamortized deferred financing costs	52,175	47,299
Cash and cash equivalents	(206,860)	(189,681)
Restricted cash	(34,680)	(53,008)
Net debt	$7,333,905	$6,582,089

Adjusted EBITDA:
– quarter annualized	$1,253,844	$1,148,620
– trailing 12 months	$1,185,347	$1,085,382

Net debt to Adjusted EBITDA:
– quarter annualized	5.8x	5.7x
– trailing 12 months	6.2x	6.1x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income, and to net operating income (cash basis) for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$243,561	$87,179	$274,239	$223,997

Equity in earnings of unconsolidated real estate joint ventures	(3,893)	(1,262)	(777)	(2,408)
General and administrative expenses	31,775	26,434	63,738	51,111
Interest expense	45,014	42,879	90,753	81,979
Depreciation and amortization	168,027	134,437	343,523	268,524
Impairment of real estate	13,218	—	15,221	—
Loss on early extinguishment of debt	—	—	—	7,361
Investment income	(184,657)	(21,500)	(162,836)	(105,056)
Net operating income	313,045	268,167	623,861	525,508
Straight-line rent revenue	(23,367)	(25,476)	(43,964)	(52,441)
Amortization of acquired below-market leases	(13,787)	(8,054)	(29,751)	(15,202)
Net operating income (cash basis)	$275,891	$234,637	$550,146	$457,865

Net operating income (cash basis) – annualized	$1,103,564	$938,548	$1,100,292	$915,730

Net operating income (from above)	$313,045	$268,167	$623,861	$525,508
Total revenues	$436,956	$373,856	$876,875	$732,698
Operating margin	72%	72%	71%	72%

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

Same property comparisons

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development or redevelopment properties recently placed into service, the consolidated total income from rentals, as well as rental operating expenses in our operating results, can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given quarterly or annual period, we analyze the operating performance for all consolidated properties that were fully operating for the entirety of the comparative periods presented, referred to as same properties. We separately present quarterly and year-to-date same property results to align with the interim financial information required by the SEC in our management’s discussion and analysis of our financial condition and results of operations. These same properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable quarterly or year-to-date period presented, properties that underwent development or redevelopment at any time during the comparative periods, unconsolidated real estate joint ventures, properties classified as held for sale, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, lease termination fees, if any, are excluded from the results of same properties. Refer to the “Same properties” subsection in the “Results of operations” section within this Item 2 for additional information.

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenue in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of results for the three months ended June 30, 2020, to the three months ended June 30, 2019” and “Comparison of results for the six months ended June 30, 2020, to the six months ended June 30, 2019” subsections of the “Results of operations” section within this Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from rentals	$435,856	$371,618	$873,461	$726,367
Rental revenues	(341,555)	(289,625)	(679,497)	(564,188)
Tenant recoveries	$94,301	$81,993	$193,964	$162,179

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unencumbered net operating income	$296,358	$251,397	$591,359	$494,588
Encumbered net operating income	16,687	16,770	32,502	30,920
Total net operating income	$313,045	$268,167	$623,861	$525,508
Unencumbered net operating income as a percentage of total net operating income	95%	94%	95%	94%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. As of June 30, 2020, we had Forward Agreements outstanding to sell an aggregate of 3.5 million shares of common stock.

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

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and six months ended June 30, 2020 and 2019, are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average shares of common stock outstanding:
Basic shares for EPS	124,333	111,433	122,883	111,245
Outstanding forward equity sales agreements	115	68	234	34
Series D Convertible Preferred Stock	—	—	—	—
Diluted shares for EPS	124,448	111,501	123,117	111,279

Basic shares for EPS	124,333	111,433	122,883	111,245
Outstanding forward equity sales agreements	115	68	234	34
Series D Convertible Preferred Stock	—	576	—	578
Diluted shares for FFO	124,448	112,077	123,117	111,857

Basic shares for EPS	124,333	111,433	122,883	111,245
Outstanding forward equity sales agreements	115	68	234	34
Series D Convertible Preferred Stock	—	—	—	—
Diluted shares for FFO, as adjusted	124,448	111,501	123,117	111,279

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of June 30, 2020, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates on our fixed- and variable-rate debt as of June 30, 2020 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(2,337)
Rate decrease of 1%	$379

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(622,535)
Rate decrease of 1%	$703,529
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of June 30, 2020. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of June 30, 2020 (in thousands):

Equity price risk:
Fair value increase of 10%	$131,847
Fair value decrease of 10%	$(131,847)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net (loss) income. Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of June 30, 2020 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$4
Rate decrease of 10%	$(4)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$9,275
Rate decrease of 10%	$(9,275)
This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the six months ended June 30, 2020, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2020, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2019. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

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

In recent years, the outbreaks of a number of diseases, including avian influenza, H1N1, and various other “superbugs,” have increased the risk of a pandemic. In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread around the globe, including the U.S. COVID-19 has been reported in every state in the U.S., including those where we own and operate our properties, have executive offices, and conduct principal operations. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19.

The potential impact and duration of the COVID-19 pandemic has had, and continues to have, a significant adverse impact across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and as new cases of the virus have continued, particularly in the U.S., countries around the world and states around the U.S., have reacted by instituting quarantines and restrictions on travel.

Almost every state implemented some form of shelter-in-place or stay-at-home directive between March and May 2020, including, among others, the cities of Boston, San Francisco (including five other San Francisco Bay area counties), and Seattle, and the states of California, Maryland, Massachusetts, and New York, where we own properties. The lockdown restrictions implemented included quarantines, restrictions on travel, shelter-in-place orders, school closures, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that could continue. These quarantines generally came with exceptions for essential healthcare/public health operations; health manufacturing; clinical research, development, and testing for COVID-19; research and laboratory activities; essential manufacturing for pharmaceuticals, vaccines, testing materials, laboratory supplies, medical equipment, instruments; and safety products; essential retail, including pharmacies; essential building services, such as cleaning and maintenance; skilled trades, such as plumbers and electricians; and certain essential construction projects.

Beginning in early May 2020, the U.S. began to lift the lockdown restrictions and allow for the reopening of businesses. The gradual reopening of retail, manufacturing, and office facilities came with required or recommended safety protocols. There is no assurance that the reopening of businesses, even if those businesses adhere to recommended safety protocols, will enable us or many of our tenants to avoid adverse effects on our operations and businesses.

As of the date of this report, all our ground-up development projects undergoing construction have resumed construction. Due to the increase in the number of COVID-19 cases after the reopening of many states beginning in early June 2020, there is no assurance that local and state governments will not reinstitute new lockdowns that may cause our construction projects to have to pause, causing delays on our expected future deliveries. Construction workers are also practicing social distancing and following rules that restrict gathering of large groups of people in close proximity, as well as other appropriate practices that may slow the pace of construction.

Although critical research and development efforts are continuing in our office/laboratory properties, in certain cases such research and development efforts have fewer workers, and non-critical workers in these buildings and most office buildings are working remotely. When appropriate, certain spaces have been and may continue to be subject to temporary closure for quarantine and proper disinfecting. Our properties and tenant base include a small amount of restaurant, conference center, fitness centers, and retail space, accounting for less than 1.0% of our total revenues during the six months ended June 30, 2020. Retail tenants in particular continue to be severely impacted by social distancing protocols that remain in place across all of the markets where our properties are located.

The COVID-19 outbreak has already had a significant adverse impact on the economies of the world, including that of the U.S., and this pandemic, and future pandemics, could trigger a period of prolonged global economic slowdown or recession.

The effects of COVID-19 or another pandemic on our (or our tenants’) ability to successfully operate could be adversely impacted due to, among other factors:

•The continued service and availability of personnel, including our executive officers and other leaders that are part of our management team, and our ability to recruit, attract, and retain skilled personnel. To the extent our management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, our business and operating results may be negatively impacted;

•Our (or our tenants’) ability to operate, generally or in affected areas, or delays in the supply of products or services from our vendors that are necessary for us to operate effectively;

•Our tenants’ ability to pay rent on their leases in full and timely and, to the extent necessary, our inability to restructure our tenants’ long-term rent obligations on terms favorable to us or timely recapture the space for re-leasing (refer to the risk factor on the next page within this Item 1A of this report);

•Difficulty in our accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our (or our tenants’) ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis and may adversely affect the valuation of financial assets and liabilities, any of which could affect our (or our tenants’) ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations, and cash flows;

•Complete or partial closures of, or other operational issues at, one or more of our offices or properties resulting from government action or directives;

•Our (or our tenants’) ability to continue or complete construction as planned for our tenants’ operations, or delays in the supply of materials or labor necessary for construction, which may affect our (or our tenants’) ability to complete construction or to complete it timely, our ability to prevent a lease termination, and our ability to collect rent, which may have a material adverse effect on our business, financial condition, results of operations, and cash flows;

•The cost of implementing precautionary measures against COVID-19, including, but not limited to, potential additional health insurance and labor-related costs;

•Governmental efforts (such as moratoriums on or suspensions of eviction proceedings) that may affect our ability to collect rent or enforce remedies for the failure of our tenants to pay rent;

•Deterioration of global economic conditions and job losses, which may decrease demand for and occupancy levels of our rental properties and may cause our rental rates and property values to be negatively impacted;

•Our dependence on short-term and long-term debt sources, including our unsecured senior lines of credit, commercial paper program, and senior notes, which may affect our ability to continue our investing activities and pay distributions to our stockholders;

•Declines in the valuation of our properties, which may affect our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of debt funding;

•Refusal or failure by one or more of our lenders under our credit facilities to fund their financing commitment to us, which we may not be able to replace on favorable terms, or at all;

•To the extent we enter into derivative financial instruments, one or more counterparties to our derivative financial instruments could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of utilizing these instruments;

•Any possession taken of our properties, in whole or in part, by governmental authorities for public purposes in eminent domain proceedings;

•Our level of insurance coverage and recovery we receive under any insurance we maintain, which may be delayed by, or insufficient to fully offset potential/actual losses caused by, COVID-19;

•Any increase in insurance premiums and imposition of large deductibles;

•Our level of dependence on the Internet, stemming from employees working remotely, and increases in malware campaigns and phishing attacks preying on the uncertainties surrounding COVID-19, which may increase our vulnerability to cyber attacks;

•Our ability to ensure business continuity in the event our continuity of operations plan is not effective or is improperly implemented or deployed during a disruption; and

•Our ability to operate, which may cause our business and operating results to decline or may impact our ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines.

While the rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19, the spread of COVID-19 has resulted in, and may continue to result in, significant disruption of the global financial market and increase in unemployment in the U.S. The pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn and/or a recession, at a global scale, which could materially affect our (or our tenants’) performance, financial condition, results of operations, and cash flows.

The current outbreak of the novel coronavirus disease, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause disruption to our tenants’ financial condition and results of operations, which could adversely impact our ability to generate income sufficient to meet operating expenses or generate income and capital appreciation.

Our tenants, many of which conduct business in the life science, technology, or agtech industries, may incur significant costs or losses responding to the outbreak of a contagious disease (such as COVID-19), lose business due to interruption in their operations, or incur other liabilities related to shelter-in-place orders, quarantines, infection, or other related factors. Tenants that experience deteriorating financial conditions as a result of the outbreak of a contagious disease, or the COVID-19 pandemic, may be unwilling or unable to pay rent in full or timely due to bankruptcy, lack of liquidity, lack of funding, operational failures, or for other reasons. Our tenants’ defaults and delayed or partial rental payments could adversely impact our rental revenues and operating results.

The negative effects of an outbreak of a contagious disease (such as COVID-19) on our tenants in the life science industry may include, but are not limited to:

•Delays or difficulties in enrolling patients or maintaining scheduled study visits in clinical trials;

•Delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•Diversion of healthcare resources away from clinical trials, including the diversion of hospitals serving as our tenants’ clinical trial sites and hospital staff supporting the conduct of our tenants’ clinical trials;

•Interruptions of key clinical trial or other research activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers, and others;

•Limitations in employee resources that would otherwise be focused on our tenants’ research, business, or clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, or as a result of the governmental imposition of shelter-in-place or similar working restrictions;

•Interruptions in supply chain, manufacturing, and global shipping or other delays that may affect the transport of materials necessary for our tenants’ research, clinical trials, or manufacturing activities;

•Reduction in revenue projections for our tenants’ products due to the prioritization of the treatment of COVID-19 patients over other treatments, such as specialty and elective procedures and non-COVID-19 diagnostics;

•Delays in necessary interactions with ethics committees, regulators, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•Delays in receiving approval from regulatory authorities to initiate planned clinical trials or research activities;

•Delays in commercialization of our tenants’ products and approval by governmental authorities (such as the U.S. Food and Drug Administration (“FDA”) and the federal and state Emergency Management Agencies) of our tenants’ products caused by disruptions, funding shortages, or health concerns, as well as by the prioritization by the FDA of the review and approvals of diagnostics, therapeutics, and vaccines that are related to COVID-19;

•Difficulty in retaining staff or rehiring staff in connection with layoffs caused by deteriorating global market conditions;

•Changes in local regulations as part of a response to the COVID-19 outbreak that may require our tenants to change the ways in which their clinical trials are conducted, which may result in unexpected costs or the discontinuation of the clinical trials altogether;

•Refusal or reluctance of the FDA to accept data from clinical trials in affected geographies outside the U.S.;

•Diminishing public trust in healthcare facilities or other facilities, such as medical office buildings, that are treating (or have treated) patients affected by contagious diseases, including COVID-19; and

•Inability to access capital on terms favorable to our tenants because of changes in company valuation and investor appetite due to the general downturn of economic and financial conditions and the volatility of the market.

The negative effects of an outbreak of a contagious disease (such as COVID-19) on our tenants in the technology industry may include, but are not limited to:

•Reduction in staff productivity due to business closures, alternative working arrangements, or illness of staff and/or illness in the family;

•Reductions in sales of our tenants’ services and products, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies, and increased price competition due to economic uncertainties and downturns;

•Disruptions to our tenants’ supply chain, manufacturing vendors, or logistics providers to deliver products or perform services;

•Limitations on business and marketing activities due to travel restrictions and virtualization, or cancellation of customer and employee events;

•Adverse impact on customer relationships and our ability to recognize revenues due to our tenants’ inability to access their clients’ sites for implementation and on-site consulting services;

•Inability to recruit and develop highly skilled employees with appropriate qualifications, to conduct background checks on potential employees, and to provide necessary equipment and training to new and existing employees;

•Network infrastructure and technology systems failures of our tenants, or of third-party services used by our tenants, which may result in system interruptions, reputational harm, loss of intellectual property, delays in product development, lengthy interruptions in services, breaches of data security, and loss of critical data;

•Higher employment compensation costs that may not be offset by improved productivity or increased sales; and

•Inability to access capital on terms favorable to our tenants because of changes in company valuation and/or investor appetite due to general downturns of economic and financial conditions and the volatility of the market.

The negative effects of an outbreak of a contagious disease (such as COVID-19) on our tenants in the agtech industry may include, but are not limited to:

•Reduction in productive capacity and profitability because of decreased labor availability due, for example, to government restrictions, the inability of employees to report to work, or collective bargaining efforts;

•Potential contract cancellations, project reductions, and reduction in demand for our tenants’ products due to the adverse effect on business confidence and consumer sentiments and the general downturn in economic conditions;

•Disruption of the logistics necessary to import, export, and deliver products to target companies and their customers, as ports and other channels of entry may be closed or may operate at only a portion of capacity;

•Disruptions to manufacturing facilities and supply lines; and

•Inability to access capital on terms favorable to our tenants because of changes in company valuation and investor appetite due to the general downturn of economic and financial conditions and the volatility of the market.

The potential impact of a pandemic or outbreak of a contagious disease with respect to our tenants or our properties is difficult to predict and could have a material adverse impact on the operations of our tenants and, in turn, on our revenues, business, and results of operations, as well as the value of our stock. The COVID-19 pandemic, or other pandemics, may directly or indirectly cause the realization of any of the other risk factors included in our annual report on Form 10-K for the year ended December 31, 2019, or this quarterly report on Form 10-Q.

Our life science tenants are subject to a number of risks unique to their industry, including (i) changes in technology, patent expiration, and intellectual property protection, (ii) high levels of regulation, (iii) failures in the safety and efficacy of their products, and (iv) significant funding requirements for product research and development. These risks may adversely affect their ability to make rental payments to us or satisfy their other lease obligations and consequently may materially adversely affect our business, results of operations, financial condition, and stock price.

Changes in technology, patent expiration, and intellectual property rights and protection

•Our tenants sell products and services in an industry that is characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements, evolving industry standards, and uncertainty over the implementation of new healthcare reform legislation, which may cause them to lose competitive positions and adversely affect their operations.

•Many of our tenants and their licensors require patent, copyright, or trade secret protection and/or rights to use third-party intellectual property to develop, make, market, and sell their products and technologies. A tenant may be unable to commercialize its products or technologies if patents covering such products or technologies are not issued or are successfully challenged, narrowed, invalidated, or circumvented by third parties. Additionally, a third party may own intellectual property that limits a tenant’s ability to bring to market its product or technology without securing a license or other rights to use of the third-party intellectual property, which may require the tenant to pay an upfront fee or royalty. Failure to obtain these rights from third parties may make it challenging or impossible for a tenant to develop and commercialize its products or technologies, which could adversely affect its competitive position and operations.

•Many of our tenants depend upon patents to provide exclusive marketing rights for their products. As their product patents expire, competitors of these tenants may be able to legally produce and market products similar to those products of our tenants, which could have a material adverse effect on their sales and results of operations.

High levels of regulation:

•Some of our tenants develop and manufacture drugs that require regulatory approval, including approval from the FDA, prior to being made, marketed, sold, and used. The regulatory approval process to manufacture and market drugs is costly, typically takes several years, requires validation through clinical trials and the use of substantial resources, and is often unpredictable. A tenant may fail to obtain or may experience significant delays in obtaining these approvals. Even if the tenant obtains regulatory approvals, marketed products will be subject to ongoing regulatory review and potential loss of approvals.

•The ability of some of our tenants to commercialize any future products successfully will depend in part on the coverage and reimbursement levels set by government authorities, private health insurers, and other third-party payers. Additionally, reimbursements may decrease in the future.

Failures in the safety and efficacy of their products

•Some of our tenants developing potential products may find that their products are not effective, or even are harmful, when tested in humans.

•Some of our tenants depend upon the commercial success of certain products. Even if a product made by a tenant is successfully developed and proven safe and effective in human clinical trials, and the requisite regulatory approvals are obtained, subsequent discovery of safety issues with these products could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, loss of approval, withdrawal of products from the market, and the imposition of fines or criminal penalties.

•A drug made by a tenant may not be well accepted by doctors and patients, or may be less effective or accepted than a competitor’s drug, even if it is successfully developed.

•The negative results of safety signals arising from the clinical trials of the competitors of our tenants may prompt regulatory agencies to take actions that may adversely affect the clinical trials or products of our tenants.

Significant funding requirements for product research and development

•Some of our tenants require significant funding to develop and commercialize their products and technologies, which funding must be obtained from venture capital firms; private investors; the public markets; companies in the life science industry; or federal, state, and local governments. Such funding may become unavailable or difficult to obtain. The ability of each tenant to raise capital will depend on its financial and operating condition, viability of their products, and the overall condition of the financial, banking, and economic environment, as well as government budget policies.

•Even with sufficient funding, some of our tenants may not be able to discover or identify potential drug targets in humans, or potential drugs for use in humans, or to create tools or technologies that are commercially useful in the discovery or identification of potential drug targets or drugs.

•Some of our tenants may not be able to successfully manufacture their drugs economically, even if such drugs are proven through human clinical trials to be safe and effective in humans.

•Marketed products also face commercialization risk, and tenants may never realize projected levels of product utilization or revenues.

•Negative news regarding the products, the clinical trials, or other business developments of our tenants may cause their stock price or credit profile to deteriorate.

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

The companies in which we invest through our non-real estate venture investment portfolio expose us to risks similar to those of our tenant base and additional risks inherent in venture capital investing, which could materially affect our reported asset and liability values and earnings and may materially and adversely affect our reported results of operations.

Through our strategic venture investment portfolio, we hold investments in companies which, similar to our tenant base, are concentrated in the life science, technology and agtech industries. The companies in which we invest are accordingly subject to risks similar to those posed by our tenant base, including those disclosed in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2019. In addition, the companies in which we invest through our venture investment portfolio are subject to the risks inherent in venture capital investing and may be adversely affected by external factors beyond our control and other risks, including, but not limited to the following:

•Risks inherent in venture capital investing, which typically focuses on relatively new and small companies with unproven technologies and limited access to capital, and is therefore generally considered more speculative than investment in larger, more established companies.

•Market disruption and volatility, which may adversely affect the value of the companies in which we hold equity investments.

•Disruptions, uncertainty, or volatility in the capital markets and global economy, which may impact the ability of the companies in which we invest to raise additional capital or access capital from venture capital investors or financial institutions on favorable terms.

•The illiquidity of the companies in which we invest, which may (i) impede our ability to realize the value at which these investments are carried if we are required to dispose of them, (ii) make it difficult for us to sell these investments on a timely basis, and (iii) impair the value of such investments.

•Changes in the political climate, potential reforms and changes to government negotiation and regulation, the effect of healthcare reform legislation, including those that may limit pricing of pharmaceutical products and drugs, market prices and conditions, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, and new collaborative agreements, all of which may affect the valuation, funding opportunities, business operations, and financial results of the companies in which we invest.

•Changes in U.S. federal government organizations or other agencies, including changes in policy, regulations, budgeting, retention of key leadership and other personnel, administration of drug approvals or restrictions on drug product or service development or commercialization, or a partial or complete future government shutdown resulting in temporary closures of agencies such as the Food and Drug Administration and SEC, could adversely affect the companies in which we invest, including delays in the commercialization of such companies’ products, decreased funding of research and development in the life sciences, technology and agtech industries or delays surrounding approval of budget proposals for any of these industries.

•Impacts or changes in business in connection with the COVID-19 pandemic or for other reasons, including diversion of healthcare resources away from clinical trials, delays or difficulties enrolling patients or maintaining scheduled appointments in clinical trials, interruptions and delays in lab research due to the reduction in employee resources stemming from social distancing requirements and the desire of employees to avoid contact with people, insufficient inventory of supplies and reagents necessary for lab research due to interruptions in supply chain interruptions in supply chain, delays or difficulties obtaining clinical site locations or engaging clinical site staff, interruptions on clinical site monitoring due to travel restrictions, delays in interacting with or receiving approval from regulatory agencies in connection with research activities or clinical trials, disruptions to manufacturing facilities and supply lines.

•Reduction in revenue, and revenue growth in connection with the COVID-19 pandemic, deterioration in the global economy or for other reasons, may impair the value of the companies in which we hold equity investments or impede their ability to raise additional capital.

•Seasonal weather conditions, changes in availability of transportation or labor, especially in connection with the COVID-19 pandemic, and other related factors may affect the products and services or the availability of such products and services of the companies in which we invest in the agtech sector.

Many of the factors listed above are beyond our control and, if the companies in which we invest are adversely affected by any of the foregoing, could materially affect our reported asset and liability values and earnings and may materially and adversely affect our reported results of operations. The occurrence of any of these adverse events could cause the market price of shares of our common stock to decline regardless of the performance of our primary real estate business. You should review the additional risk factors in our annual report on Form 10-K for the year ended December 31, 2019.

Social, political, and economic instability, unrest, and other circumstances beyond our control could adversely affect our business operations.

Our business may be adversely affected by social, political, and economic instability, unrest, or disruption in a geographic region in which we operate, regardless of cause, including protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection, or social and political unrest. Such events may result in restrictions, curfews, or other actions and give rise to significant changes in regional and global economic conditions and cycles, which may adversely affect our financial condition and operations.

There have been recent demonstrations and protests in cities throughout the U.S. as well as globally, including in Hong Kong, in connection with civil rights, liberties, and social and governmental reform. While protests have been peaceful in many locations, looting, vandalism, and fires have taken place in cities, including Seattle, Los Angeles, Washington, D.C., New York City, and Minneapolis, which led to the imposition of mandatory curfews and, in some locations, deployment of the U.S. National Guard. Government actions in an effort to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being, and increase the need for additional expenditures on security resources. In addition, action resulting from such social or political unrest may pose significant risks to our personnel, facilities, and operations. The effect and duration of the demonstrations, protests, or other factors is uncertain, and we cannot assure there will not be further political or social unrest in the future or that there will not be other events that could lead to the disruption of social, political, and economic conditions. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, and cash flows, or the market price of our common stock. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, may also have potential to materially adversely affect our business, financial condition, and results of operations.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company, dated May 21, 1997	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company, dated June 20, 1997	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, dated May 10, 2017	Form 8-K	May 12, 2017
3.4*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.5*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.6*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.8*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.9*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.10*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.11*	Articles Supplementary, dated May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.12*	Amended and Restated Bylaws of the Company (Amended July 27, 2018)	Form 8-K	August 2, 2018
10.1	Letter Amendment to Amended and Restated Executive Employment Agreement, dated June 8, 2020, by and between the Company and Joel S. Marcus	N/A	Filed herewith
22.0	List of Guarantor Subsidiaries of Alexandria Real Estate Equities, Inc.	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1	The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020, and December 31, 2019 (unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three and six months ended June 30, 2020 and 2019 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)	N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith
(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2020.

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