Form 10-Q
period 2020-09-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2020-10-26
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 15, 2020, 134,943,637 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Investments in real estate	$17,600,648	$14,844,038
Investments in unconsolidated real estate joint ventures	330,792	346,890
Cash and cash equivalents	446,255	189,681
Restricted cash	38,788	53,008
Tenant receivables	7,641	10,691
Deferred rent	719,552	641,844
Deferred leasing costs	266,440	270,043
Investments	1,330,945	1,140,594
Other assets	1,169,610	893,714
Total assets	$21,910,671	$18,390,503

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$342,363	$349,352
Unsecured senior notes payable	7,230,819	6,044,127
Unsecured senior line of credit and commercial paper	249,989	384,000
Accounts payable, accrued expenses, and other liabilities	1,609,340	1,320,268
Dividends payable	143,040	126,278
Total liabilities	9,575,551	8,224,025

Commitments and contingencies

Redeemable noncontrolling interests	11,232	12,300

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,333	1,208
Additional paid-in capital	10,711,119	8,874,367
Accumulated other comprehensive loss	(10,638)	(9,749)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	10,701,814	8,865,826
Noncontrolling interests	1,622,074	1,288,352
Total equity	12,323,888	10,154,178
Total liabilities, noncontrolling interests, and equity	$21,910,671	$18,390,503

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Income from rentals	$543,412	$385,776	$1,416,873	$1,112,143
Other income	1,630	4,708	5,044	11,039
Total revenues	545,042	390,484	1,421,917	1,123,182

Expenses:
Rental operations	140,443	116,450	393,457	323,640
General and administrative	36,913	27,930	100,651	79,041
Interest	43,318	46,203	134,071	128,182
Depreciation and amortization	176,831	135,570	520,354	404,094
Impairment of real estate	7,680	—	22,901	—
Loss on early extinguishment of debt	52,770	40,209	52,770	47,570
Total expenses	457,955	366,362	1,224,204	982,527

Equity in earnings of unconsolidated real estate joint ventures	3,778	2,951	4,555	5,359
Investment income (loss)	3,348	(63,076)	166,184	41,980
Gain on sales of real estate	1,586	—	1,586	—
Net income (loss)	95,799	(36,003)	370,038	187,994
Net income attributable to noncontrolling interests	(14,743)	(11,199)	(40,563)	(27,270)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	81,056	(47,202)	329,475	160,724
Dividends on preferred stock	—	(1,173)	—	(3,204)
Preferred stock redemption charge	—	—	—	(2,580)
Net income attributable to unvested restricted stock awards	(1,730)	(1,398)	(5,304)	(4,532)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$79,326	$(49,773)	$324,171	$150,408

Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.64	$(0.44)	$2.62	$1.35
Diluted	$0.63	$(0.44)	$2.61	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$95,799	$(36,003)	$370,038	$187,994
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate hedge agreements:
Unrealized interest rate hedge losses arising during the period	—	(79)	—	(1,763)
Reclassification adjustment for amortization to interest expense included in net income	—	38	—	(1,777)
Reclassification of losses related to terminated interest rate hedge instruments to interest expense included in net income (loss)	—	1,702	—	1,702
Unrealized gains (losses) on interest rate hedge agreements, net	—	1,661	—	(1,838)

Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	2,442	(2,076)	(889)	724
Unrealized gains (losses) on foreign currency translation, net	2,442	(2,076)	(889)	724

Total other comprehensive income (loss)	2,442	(415)	(889)	(1,114)
Comprehensive income (loss)	98,241	(36,418)	369,149	186,880
Less: comprehensive income attributable to noncontrolling interests	(14,743)	(11,199)	(40,563)	(27,270)
Comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$83,498	$(47,617)	$328,586	$159,610

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2020	124,558,619	$1,246	$9,443,274	$—	$(13,080)	$1,625,414	$11,056,854	$12,122
Net income	—	—	—	81,056	—	14,495	95,551	248
Total other comprehensive income	—	—	—	—	2,442	—	2,442	—
Contributions from and sales of noncontrolling interests	—	—	15	—	—	8,546	8,561	94
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(26,381)	(26,381)	(1,232)
Issuance of common stock	8,659,294	86	1,309,149	—	—	—	1,309,235	—
Issuance pursuant to stock plan	102,072	1	21,987	—	—	—	21,988	—
Taxes related to net settlement of equity awards	(8,199)	—	(1,322)	—	—	—	(1,322)	—
Dividends declared on common stock ($1.06 per share)	—	—	—	(143,040)	—	—	(143,040)	—
Reclassification of distributions in excess of earnings	—	—	(61,984)	61,984	—	—	—	—
Balance as of September 30, 2020	133,311,786	$1,333	$10,711,119	$—	$(10,638)	$1,622,074	$12,323,888	$11,232

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2019	$57,461	111,985,568	$1,120	$7,581,573	$—	$(11,134)	$771,455	$8,400,475	$10,994
Net (loss) income	—	—	—	—	(47,202)	—	10,980	(36,222)	219
Total other comprehensive loss	—	—	—	—	—	(415)	—	(415)	—
Contributions from and sales of noncontrolling interests	—	—	—	179,093	—	—	392,939	572,032	1,093
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,085)	(14,085)	(207)
Issuance of common stock	—	1,082,000	11	150,082	—	—	—	150,093	—
Issuance pursuant to stock plan	—	130,376	2	16,450	—	—	—	16,452	—
Taxes related to net settlement of equity awards	—	(25,020)	(1)	(21,063)	—	—	—	(21,064)	—
Dividends declared on common stock ($1.00 per share)	—	—	—	—	(114,572)	—	—	(114,572)	—
Dividends declared on preferred stock ($0.4375 per share)	—	—	—	—	(1,173)	—	—	(1,173)	—
Reclassification of distributions in excess of earnings	—	—	—	(162,947)	162,947	—	—	—	—
Balance as of September 30, 2019	$57,461	113,172,924	$1,132	$7,743,188	$—	$(11,549)	$1,161,289	$8,951,521	$12,099

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2019	120,800,315	$1,208	$8,874,367	$—	$(9,749)	$1,288,352	$10,154,178	$12,300
Net income	—	—	—	329,475	—	39,880	369,355	683
Total other comprehensive loss	—	—	—	—	(889)	—	(889)	—
Contributions from and sales of noncontrolling interests	—	—	56,026	—	—	357,999	414,025	187
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(64,157)	(64,157)	(1,938)
Issuance of common stock	12,051,916	120	1,813,453	—	—	—	1,813,573	—
Issuance pursuant to stock plan	573,361	6	64,324	—	—	—	64,330	—
Taxes related to net settlement of equity awards	(113,806)	(1)	(17,340)	—	—	—	(17,341)	—
Dividends declared on common stock ($3.15 per share)	—	—	—	(406,702)	—	—	(406,702)	—
Cumulative effect of adjustment upon adoption of credit loss ASU on January 1, 2020	—	—	—	(2,484)	—	—	(2,484)	—
Reclassification of distributions in excess of earnings	—	—	(79,711)	79,711	—	—	—	—
Balance as of September 30, 2020	133,311,786	$1,333	$10,711,119	$—	$(10,638)	$1,622,074	$12,323,888	$11,232

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2018	$64,336	111,011,816	$1,110	$7,286,954	$—	$(10,435)	$541,963	$7,883,928	$10,786
Net income	—	—	—	—	160,724	—	26,616	187,340	654
Total other comprehensive loss	—	—	—	—	—	(1,114)	—	(1,114)	—
Contributions from noncontrolling interests	—	—	—	381,339	—	—	630,970	1,012,309	1,281
Distributions to noncontrolling interests	—	—	—	—	—	—	(38,260)	(38,260)	(622)
Issuance of common stock	—	1,684,484	17	235,470	—	—	—	235,487	—
Issuance pursuant to stock plan	—	654,067	7	50,630	—	—	—	50,637	—
Taxes related to net settlement of equity awards	—	(177,443)	(2)	(25,148)	—	—	—	(25,150)	—
Repurchases of 7.00% Series D preferred stock	(6,875)	—	—	215	(2,580)	—	—	(9,240)	—
Dividends declared on common stock ($2.97 per share)	—	—	—	—	(337,687)	—	—	(337,687)	—
Dividends declared on preferred stock ($1.3125 per share)	—	—	—	—	(3,204)	—	—	(3,204)	—
Cumulative effect of adjustment upon adoption of lease ASUs on January 1, 2019	—	—	—	—	(3,525)	—	—	(3,525)	—
Reclassification of distributions in excess of earnings	—	—	—	(186,272)	186,272	—	—	—	—
Balance as of September 30, 2019	$57,461	113,172,924	$1,132	$7,743,188	$—	$(11,549)	$1,161,289	$8,951,521	$12,099

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net income	$370,038	$187,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	520,354	404,094
Impairment of real estate	22,901	—
Gain on sale of real estate	(1,586)	—
Loss on early extinguishment of debt	52,770	47,570
Equity in earnings of unconsolidated real estate joint ventures	(4,555)	(5,359)
Distributions of earnings from unconsolidated real estate joint ventures	3,720	2,607
Amortization of loan fees	7,589	6,864
Amortization of debt premiums	(2,686)	(2,870)
Amortization of acquired below-market leases	(43,730)	(20,976)
Deferred rent	(72,786)	(79,835)
Stock compensation expense	32,108	33,401
Investment income	(166,184)	(41,980)
Changes in operating assets and liabilities:
Tenant receivables	2,486	(886)
Deferred leasing costs	(35,280)	(34,374)
Other assets	(6,094)	(4,986)
Accounts payable, accrued expenses, and other liabilities	29,876	14,302
Net cash provided by operating activities	708,941	505,566

Investing Activities:
Proceeds from sale of real estate	199,537	—
Additions to real estate	(1,072,102)	(914,722)
Purchases of real estate	(1,989,648)	(1,289,319)
Change in escrow deposits	(7,041)	1,899
Investments in unconsolidated real estate joint ventures	(3,291)	(99,955)
Return of capital from unconsolidated real estate joint ventures	20,225	—
Additions to non-real estate investments	(116,366)	(133,866)
Sales of non-real estate investments	103,670	85,093
Net cash used in investing activities	$(2,865,016)	$(2,350,870)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2020	2019
Financing Activities:
Repayments of borrowings from secured notes payable	$(4,741)	$(304,455)
Proceeds from issuance of unsecured senior notes payable	1,697,651	2,721,169
Repayments of unsecured senior notes payable	(500,000)	(950,000)
Borrowings from unsecured senior line of credit	2,700,000	4,068,000
Repayments of borrowings from unsecured senior line of credit	(3,084,000)	(3,933,000)
Repayments of borrowings from unsecured senior bank term loan	—	(350,000)
Premium paid for early extinguishment of debt	(48,653)	(34,677)
Proceeds from issuances under commercial paper program	18,818,900	—
Repayments of borrowings under commercial paper program	(18,568,900)	—
Payments of loan fees	(16,990)	(33,854)
Taxes paid related to net settlement of equity awards	(16,231)	(25,150)
Repurchase of 7.00% Series D cumulative convertible preferred stock	—	(9,240)
Proceeds from issuance of common stock	1,813,573	235,487
Dividends on common stock	(389,940)	(332,458)
Dividends on preferred stock	—	(3,138)
Contributions from and sales of noncontrolling interests	64,207	1,015,874
Distributions to and redemption of noncontrolling interests	(66,095)	(38,882)
Net cash provided by financing activities	2,398,781	2,025,676

Effect of foreign exchange rate changes on cash and cash equivalents	(352)	468

Net increase in cash, cash equivalents, and restricted cash	242,354	180,840
Cash, cash equivalents, and restricted cash as of the beginning of period	242,689	272,130
Cash, cash equivalents, and restricted cash as of the end of period	$485,043	$452,970

Supplemental Disclosures and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$146,371	$125,164
Accrued construction for current-period additions to real estate	$205,771	$211,691
Assumption of secured notes payable in connection with purchase of properties	$—	$(28,200)
Right-of-use asset	$67,283	$267,559
Lease liability	$(67,283)	$(273,545)
Contribution of assets from real estate joint venture partner	$350,000	$—
Issuance of noncontrolling interest to joint venture partner	$(292,930)	$—

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

The value of tangible assets acquired is based upon our estimation of fair value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. If there is a bargain fixed-rate renewal option for the period beyond the noncancellable lease term of an in-place lease, we evaluate intangible factors such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine there is reasonable assurance that such bargain purchase option will be exercised, we consider the option in determining the intangible value of such lease and its related amortization period. We also recognize the relative fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the respective ground lease term, estimated useful life, or up to 40 years, for buildings and building improvements; estimated life, or up to 20 years, for land improvements; the respective lease term or estimated useful life for tenant improvements; and the shorter of the lease term or estimated useful life for equipment. The values of acquired in-place leases and associated favorable intangibles (i.e., acquired above-market leases) are classified in other assets in our consolidated balance sheets and are amortized over the remaining terms of the related leases as a reduction of income from rentals in our consolidated statements of operations. The values of unfavorable intangibles (i.e., acquired below-market leases) associated with acquired in-place leases are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets and are amortized over the remaining terms of the related leases as an increase in income from rentals in our statements of operations.

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

The recognition of gain or loss on the sale of a partial interest also depends on whether we retain a controlling or noncontrolling interest in the property. If we retain a controlling interest in the property upon completion of the sale, we continue to reflect the asset at its book value, record a noncontrolling interest for the book value of the partial interest sold, and recognize additional paid-in capital for the difference between the consideration received and the partial interest at book value. Conversely, if we retain a noncontrolling interest upon completion of the sale of a partial interest of real estate, we would recognize a gain or loss as if 100% of the real estate were sold.

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

Investments in privately held entities are accounted for under the equity method, unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of September 30, 2020.

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

In April 2019, the FASB issued an accounting standard that amends the financial instruments standard by clarifying that all private investments that do not report NAV per share and are adjusted under the measurement alternative (for observable price changes and impairments) described above represent nonrecurring fair value measurement adjustments and therefore require applicable fair value disclosures, including disclosures about the level of the fair value hierarchy within which the fair value measurements are categorized. The accounting standard became effective for us and was adopted on January 1, 2020. Beginning in 2020, pursuant to the requirements of this new standard, we provide incremental fair value disclosures related to our investments in privately held entities that do not report NAV per share in Note 9 – “Fair value measurements” to these unaudited consolidated financial statements.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

The table below provides detail of our consolidated total revenues for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$539,001	$372,593	$1,398,084	$1,074,395
Direct financing lease	619	607	1,847	1,812
Revenues subject to the lease accounting standard	539,620	373,200	1,399,931	1,076,207
Revenues subject to the revenue recognition accounting standard	3,792	12,576	16,942	35,936
Income from rentals	543,412	385,776	1,416,873	1,112,143
Other income	1,630	4,708	5,044	11,039
Total revenues	$545,042	$390,484	$1,421,917	$1,123,182

During the three and nine months ended September 30, 2020, revenues that were subject to the lease accounting standard aggregated $539.6 million and $1.4 billion, respectively, and represented 99.0% and 98.5%, respectively, of our total revenues. During the three and nine months ended September 30, 2020, our total revenues also included $5.4 million, or 1.0%, and $22.0 million, or 1.5%, respectively, subject to other accounting guidance. Our other income consisted primarily of construction management fees and interest income earned during the three and nine months ended September 30, 2020. For a detailed discussion related to our revenue streams, refer to the “Lease accounting” and “Recognition of revenue arising from contracts with customers” sections within this Note 2 to these unaudited consolidated financial statements.

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

We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession or controls the physical use of the leased asset. Income from rentals related to fixed rental payments under operating leases is recognized on a straight-line basis over the respective operating lease terms. We classify amounts expected to be received in later periods as deferred rent in our consolidated balance sheets. Amounts received currently but recognized as revenue in future periods are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets.

Income from rentals related to variable payments includes tenant recoveries, and contingent rental payments. Tenant recoveries, including reimbursements of utilities, repairs and maintenance, common area expenses, real estate taxes and insurance, and other operating expenses, are recognized as revenue in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises. Income from rentals related to other variable payments is recognized when associated contingencies are removed.

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

Due to the uncertainties posed to the business and operations of our tenants by the COVID-19 pandemic, during the three months ended March 31, 2020, we recognized an adjustment aggregating $1.6 million to lower our income from rentals and deferred rent related to certain leases where we determined that the collection of future lease payments was not probable. For these leases, we ceased the recognition of income from rentals on a straight-line basis and began the recognition of income from rentals on a cash basis as lease payments are collected. We will not resume straight-line recognition of income from rentals for these leases until we determine that collectibility of future payments related to these leases is probable. During the three months ended June 30, 2020 and September 30, 2020, no further adjustments were required.

During the nine months ended September 30, 2020, we also recorded a general allowance aggregating $3.6 million, which was primarily incurred and recognized during the three months ended March 31, 2020, for a pool of deferred rent balances, which at the portfolio level (not the individual level) was not expected to be collected in full through the lease term. We recorded the general allowance as a reduction of our income from rentals and deferred rent balance within our consolidated statements of operations and consolidated balance sheets, respectively.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Direct financing and sales-type leases

As of September 30, 2020, we had one direct financing lease and no sales-type leases. Income from rentals related to our direct financing lease is recognized over the lease term using the effective interest rate method. At lease commencement, we record an asset within other assets in our consolidated balance sheets, which represents our net investment in the direct financing lease. This initial net investment is determined by aggregating the total future lease payments attributable to the direct financing lease and the estimated residual value of the property less unearned income. Over the lease term, the investment in the direct financing lease is reduced and rental income is recognized as income from rentals in our consolidated statements of operations, producing a constant periodic rate of return on the net investment in the direct financing lease.

We evaluate our net investment in the direct financing lease for impairment under the new current expected credit loss standard that we adopted on January 1, 2020. For more information, refer to the “Allowance for credit losses” section within this Note 2 to these unaudited consolidated financial statements.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and nine months ended September 30, 2020, included $3.8 million and $16.9 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. During the three and nine months ended September 30, 2019, revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations were $12.6 million and $35.9 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements and revenues generated from our transient parking, retail tenants, and amenities. Short-term parking revenues do not qualify for the single lease component practical expedient, discussed in the “Lessor accounting” subsection of the “Lease accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

In addition to our direct financing lease, the accounting standard on credit losses applies to our receivables that result from revenue transactions within the scope of the revenue recognition accounting standard discussed in the “Recognition of revenue arising from contracts with customers” section earlier within this Note 2. Upon adoption of the standard on January 1, 2020, our receivables resulting from revenue transactions within the scope of revenue recognition accounting standard aggregated $16.1 million. Among other factors, we considered the short-term nature of these receivables, our positive assessment of the financial condition and business prospects of the payors, and minimal historical collectibility issues. Based on the aforementioned considerations, we estimated the credit loss related to our trade receivables to approximate $259 thousand, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the trade receivables balance in our consolidated balance sheets on January 1, 2020.

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
Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of September 30, 2020, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.
Issuer and guarantor subsidiaries of guaranteed securities

In March 2020, the SEC issued an amendment to existing guidance to reduce and simplify financial disclosure requirements for issuers and guarantors of registered debt offerings. The guidance is effective for filings on or after January 4, 2021, with early adoption permitted. Upon evaluation of the guidance, we elected to early adopt the amendment during the three months ended March 31, 2020.
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

A parent entity that meets the above criteria may instead present summarized financial information (“alternative disclosures”). We evaluated the criteria and determined that we are eligible for the disclosure exceptions, which allow us to provide alternative disclosures.

The amendment also allows for further simplification of disclosure requirements for entities that qualify for the alternative disclosures. A parent entity was required to provide disclosures within the footnotes to the consolidated financial statements. However, the amendment allows for such disclosures to be provided outside of the consolidated financial statements, including within the “Management’s discussion and analysis of financial condition and results of operations” section in Item 2. As such, our disclosures are no longer presented in our consolidated financial statements and have been relocated to the “Management’s discussion and analysis of financial condition and results of operations” section in Item 2.

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

3.    INVESTMENTS IN REAL ESTATE

Our consolidated investments in real estate, including real estate assets held for sale as described in Note 15 – “Assets classified as held for sale” to these unaudited consolidated financial statements, consisted of the following as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Rental properties:
Land (related to rental properties)	$2,504,345	$2,225,785
Buildings and building improvements	13,323,098	11,775,132
Other improvements	1,435,597	1,277,862
Rental properties	17,263,040	15,278,779
Development and redevelopment of new Class A properties:
Development and redevelopment projects	2,786,649	2,057,084
Future development projects	594,877	182,746
Gross investments in real estate	20,644,566	17,518,609
Less: accumulated depreciation	(3,074,757)	(2,704,657)
Net investments in real estate – North America	17,569,809	14,813,952
Net investments in real estate – Asia	30,839	30,086
Investments in real estate	$17,600,648	$14,844,038

3.    INVESTMENTS IN REAL ESTATE (continued)
Acquisitions

Our real estate asset acquisitions during the nine months ended September 30, 2020, consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Active Redevelopment	Operating With Future Development/Redevelopment	Operating	Purchase Price
Greater Boston	1	—	—	—	509,702	$226,512
San Francisco	5	260,000	—	300,010	582,309	105,000	(1)
San Diego	2	—	—	—	219,628	102,250
Other	3	35,000	—	71,021	180,960	50,817
Three months ended March 31, 2020	11	295,000	—	371,031	1,492,599	484,579

San Francisco	2	700,000	—	26,738	—	113,250
San Diego	1	200,000	—	41,475	—	43,000
Other	1	544,825	63,774	—	—	59,000
Three months ended June 30, 2020	4	1,444,825	63,774	68,213	—	215,250

Greater Boston	4	890,000	—	515,273	243,082	435,564
San Francisco	1	—	—	—	104,011	115,200
San Diego	2	240,000	—	139,135	—	97,500
Research Triangle	16	—	652,381	100,145	1,485,621	590,412
Other	1	327,488	—	42,380	—	44,244
Three months ended September 30, 2020	24	1,457,488	652,381	796,933	1,832,714	1,282,920

Nine months ended September 30, 2020	39	3,197,313	716,155	1,236,177	3,325,313	$1,982,749	(2)

(1)In January 2020, we formed a real estate joint venture with subsidiaries of Boston Properties, Inc. Amount excludes our partner’s contributed real estate assets with a total fair market value of $350.0 million. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to these unaudited consolidated financial statements for additional information.
(2)Represents the aggregate contractual purchase price of our acquisitions, which differ from purchases of real estate in our consolidated statements of cash flows due to closing costs and other acquisition adjustments such as prorations of rents and expenses.

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

During the nine months ended September 30, 2020, we acquired 39 properties for an aggregate purchase price of $2.0 billion. In connection with our acquisitions, we recorded in-place leases aggregating $247.8 million and below-market leases in which we are the lessor aggregating $141.5 million. As of September 30, 2020, the weighted-average amortization period remaining on our in-place and below-market leases acquired during the nine months ended September 30, 2020, was 8.8 years and 10.6 years, respectively, and 9.5 years in total.

In January 2020, we formed a real estate joint venture with subsidiaries of Boston Properties, Inc. through our contribution of real estate assets and are targeting a 51% ownership interest over time. Our partner contributed three office buildings, aggregating 776,003 RSF, at 601, 611, and 651 Gateway Boulevard, and land supporting 260,000 SF of future development with aggregate fair market value of $350.0 million. For the discussion of our formation of consolidated real estate joint venture, refer to the “Formation of a consolidated real estate joint venture, impairment of an unconsolidated real estate joint venture, and sales of partial interests” section within Note 4 – “Consolidated and unconsolidated real estate joint ventures” to these unaudited consolidated financial statements.

3.    INVESTMENTS IN REAL ESTATE (continued)
Sales of real estate assets and impairment charges

For the discussion of our sales of partial interests in 681, 685, and 701 Gateway Boulevard in our South San Francisco submarket during the three months ended March 31, 2020, and sales of properties at 9808 and 9868 Scranton Road in our Sorrento Mesa submarket during the three months ended June 30, 2020, refer to the “Formation of a consolidated real estate joint venture, impairment of an unconsolidated real estate joint venture, and sales of partial interests” section within Note 4 – “Consolidated and unconsolidated real estate joint ventures” to these unaudited consolidated financial statements.

Impairment charges

During the nine months ended September 30, 2020, we recognized impairment charges aggregating $22.9 million, as described below.

We recognized impairment charges aggregating $15.2 million, which primarily consisted of a $10 million write-off of the pre-acquisition deposit for a previously pending acquisition of an operating tech office property for which our revised economic projections declined from our initial underwriting. We recognized this impairment charge in April 2020 concurrently with the submission of our notice to terminate the transaction.

In addition, during the nine months ended September 30, 2020, we recognized impairment charges of $7.7 million primarily related to our real estate asset located at 945 Market Street in our SoMa submarket to lower the asset’s carrying amount to its estimated fair value less costs to sell. In September 2020, we completed the sale of the real estate asset for a sales price of $198.0 million with no gain or loss. Refer to Note 15 – “Assets classified as held for sale” to these unaudited consolidated financial statements for additional information.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES

From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of September 30, 2020, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated joint ventures(2):
225 Binney Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
57 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
409 and 499 Illinois Street	San Francisco	Mission Bay	60.0%
1500 Owens Street	San Francisco	Mission Bay	50.1%
Alexandria Technology Center® – Gateway(3)	San Francisco	South San Francisco	45.0%
500 Forbes Boulevard	San Francisco	South San Francisco	10.0%
Alexandria Point(4)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	50.1%
SD Tech by Alexandria(5)	San Diego	Sorrento Mesa	50.0%

Unconsolidated joint ventures(2):
1655 and 1725 Third Street	San Francisco	Mission Bay	10.0%
Menlo Gateway	San Francisco	Greater Stanford	49.0%
704 Quince Orchard Road	Maryland	Gaithersburg	56.8%	(6)
(1)Refer to the table on the next page that shows the categorization of our joint ventures under the consolidation framework.
(2)In addition to the real estate joint ventures listed, various partners hold insignificant noncontrolling interests in six other consolidated joint ventures in North America and we hold an interest in two other insignificant unconsolidated real estate joint ventures in North America.
(3)Excludes 600, 630, 650, 901, and 951 Gateway Boulevard in our South San Francisco submarket.
(4)Excludes 9880 Campus Point Drive in our University Town Center submarket.
(5)Excludes 5505 Morehouse Drive and 10121 and 10151 Barnes Canyon Road in our Sorrento Mesa submarket.
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
The table below shows the categorization of our joint ventures under the consolidation framework:

Property	Consolidation Model	Voting Interest	Consolidation Analysis	Conclusion

225 Binney Street	VIE model	Not applicable under VIE model	We have:	Consolidated
75/125 Binney Street			(i) The power to direct the activities of the joint venture that most significantly affect its economic performance; and
57 Coolidge Avenue
409 and 499 Illinois Street
1500 Owens Street
Alexandria Technology Center® – Gateway
500 Forbes Boulevard			(ii) Benefits that can be significant to the joint venture.
Alexandria Point
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
1655 and 1725 Third Street

Formation of a consolidated real estate joint venture, impairment of an unconsolidated real estate joint venture, and sales of partial interests

57 Coolidge Avenue

In July 2020, we formed a real estate joint venture with a local developer and investor to acquire a land parcel aggregating approximately 275,000 SF at 57 Coolidge Avenue in our Cambridge/Inner Suburbs submarket for a contractual purchase price of approximately $32.6 million. Our ownership interest in the joint venture is 75%.

As part of the joint venture agreement, we are responsible for activities that most significantly impact the economic performance of the joint venture. In addition, our joint venture partner lacks kick-out rights over our role as property manager. Therefore, we determined that our joint venture partner does not have a controlling financial interest, and consequently this joint venture should be accounted for as a VIE.

We also determined that we are the primary beneficiary of the joint venture because, as noted above, we are responsible for activities that most significantly impact the economic performance of the joint venture, and also have the obligation to absorb losses of or the right to receive benefits from the joint venture that could potentially be significant to the joint venture. Accordingly, we have consolidated the joint venture under the variable interest model.

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

As part of the joint venture agreement, we are responsible for activities that most significantly impact the economic performance of the joint venture. In addition, our joint venture partner lacks kick-out rights over our role as property manager. Therefore, we determined that our joint venture partner does not have a controlling financial interest, and consequently this joint venture should be accounted for as a VIE.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
We also determined that we are the primary beneficiary of the joint venture because, as noted above, we are responsible for activities that most significantly impact the economic performance of the joint venture, and also have the obligation to absorb losses of or the right to receive benefits from the joint venture that could potentially be significant to the joint venture. Accordingly, we have consolidated the joint venture under the variable interest model.

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

In March 2020, as a result of the impact of COVID-19 pandemic and the State of Maryland’s shelter-in-place orders, which led to the closure of the retail center, and the near-term debt maturity of the secured loan, we evaluated the recoverability of our investment and recognized a $7.6 million impairment charge to lower the carrying amount of our investment balance, which primarily consisted of real estate, to its estimated fair value less costs to sell. The estimated real estate impairment charge reduced our investment balance in the joint venture to zero dollars and was classified in equity in earnings of unconsolidated real estate joint ventures within our consolidated statements of operations for the nine months ended September 30, 2020.

9808 and 9868 Scranton Road

In April 2020, we completed the sale of properties aggregating 219,628 RSF at 9808 and 9868 Scranton Road in our Sorrento Mesa submarket to the existing SD Tech by Alexandria consolidated real estate joint venture, of which we own 50%. The gross proceeds received from our partner for its 50% interest in the properties were $51.1 million. We continue to control and consolidate this joint venture; therefore, we accounted for the difference between the consideration received and the book value of the interest sold as an equity transaction with no gain recognized in earnings.

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Investments in real estate	$3,096,227	$2,678,476
Cash and cash equivalents	97,744	81,021
Other assets	322,830	280,343
Total assets	$3,516,801	$3,039,840

Secured notes payable	$—	$—
Other liabilities	188,648	149,471
Total liabilities	188,648	149,471
Redeemable noncontrolling interests	1,620	2,388
Alexandria Real Estate Equities, Inc.’s share of equity	1,705,418	1,600,729
Noncontrolling interests’ share of equity	1,621,115	1,287,252
Total liabilities and equity	$3,516,801	$3,039,840

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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets as of September 30, 2020, and December 31, 2019, consisted of the following (in thousands):

Property	September 30, 2020	December 31, 2019
Menlo Gateway	$297,933	$288,408
704 Quince Orchard Road	4,875	4,748
1655 and 1725 Third Street	16,067	37,016
Other	11,917	16,718
	$330,792	$346,890

Our unconsolidated real estate joint ventures have the following secured loans that include the following key terms as of September 30, 2020 (dollars in thousands):

Unconsolidated Joint Venture	Our Share	Maturity Date	Stated Rate	Interest Rate(1)		100% at Joint Venture Level
						Debt Balance(2)
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	3.22%	(3)	$12,326
1655 and 1725 Third Street	10.0%	3/10/25	4.50%	4.57%		598,126
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%		106,603
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%		140,203
						$857,258
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2020.
(3)Includes a 1.00% LIBOR floor on the interest rate.

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

Leases in which we are the lessor

As of September 30, 2020, we had 326 properties aggregating 31.2 million operating RSF located in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, technology, and agtech entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of September 30, 2020, all leases in which we are the lessor were classified as operating leases with the exception of one direct financing lease. Our operating leases and direct financing lease are described below.

Operating leases

As of September 30, 2020, our 326 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 72.2 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of September 30, 2020, are outlined in the table below (in thousands):

Year	Amount
2020	$300,587
2021	1,243,756
2022	1,246,288
2023	1,196,020
2024	1,087,929
Thereafter	6,943,932
Total	$12,018,512

Refer to Note 3 – “Investments in real estate” to these unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5.    LEASES (continued)
Direct financing lease

As of September 30, 2020, we had one direct financing lease agreement for a parking structure with a remaining lease term of 72.2 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The components of net investment in our direct financing lease as of September 30, 2020 and December 31, 2019, are summarized in the table below (in thousands):

	September 30, 2020	December 31, 2019
Gross investment in direct financing lease	$259,179	$260,457
Less: unearned income	(218,694)	(220,541)
Less: allowance for credit losses	(2,839)	—
Net investment in direct financing lease	$37,646	$39,916

On January 1, 2020, we adopted an accounting standard that requires companies to estimate and recognize expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. This new accounting standard applies to our direct financing lease described above. Upon adoption of the new standard on January 1, 2020, we recognized a credit loss adjustment related to this direct financing lease aggregating $2.2 million, as described in detail within the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” to these unaudited consolidated financial statements. During the three months ended March 31, 2020, we updated our assessment of the current estimated credit loss related to this direct financing lease and estimated the loss to increase to $2.8 million as of March 31, 2020. As a result, we recognized an additional credit loss adjustment of $614 thousand classified within rental operations in our unaudited consolidated statement of operations for the nine months ended September 30, 2020. No adjustment to the estimated credit loss balance was required during the three months ended June 30, 2020 and September 30, 2020. For further details, refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies.”

Future lease payments to be received under the terms of our direct financing lease as of September 30, 2020, are outlined in the table below (in thousands):

Year	Total
2020	$428
2021	1,756
2022	1,809
2023	1,863
2024	1,919
Thereafter	251,404
Total	$259,179

Income from rentals

Our total income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and to the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$539,001	$372,593	$1,398,084	$1,074,395
Direct financing lease	619	607	1,847	1,812
Revenues subject to the lease accounting standard	539,620	373,200	1,399,931	1,076,207
Revenues subject to the revenue recognition accounting standard	3,792	12,576	16,942	35,936
Income from rentals	$543,412	$385,776	$1,416,873	$1,112,143

5.    LEASES (continued)
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

During the three months ended September 30, 2020, we executed an agreement with Pinterest, Inc. to terminate our contract related to a future lease of 488,899 RSF at our 88 Bluxome Street development project, which has not commenced vertical construction, located in our SoMa submarket. We expect demolition of the existing building at the site prior to the commencement of vertical construction of the project. We received a contract termination fee of $89.5 million and incurred expenses of $3.3 million, resulting in an aggregate termination fee of $86.2 million. The contract termination fee of $89.5 million was classified within income from rentals, and related expenses of $3.3 million were classified within rental operations in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2020.

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

We recognize a right-of-use asset, which is classified within other assets in our consolidated balance sheets, and a related liability, which is classified within accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets, to account for our future obligations under ground and office lease arrangements in which we are the lessee. Refer to the “Lessee accounting” subsection of the “Lease accounting” section in Note 2 – “Summary of significant accounting policies” to these unaudited consolidated financial statements.

As of September 30, 2020, the present value of the remaining contractual payments aggregating $793.7 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $326.0 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $317.1 million. As of September 30, 2020, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 44 years, and the weighted-average discount rate was 4.97%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

5.    LEASES (continued)
Ground lease obligations as of September 30, 2020, included leases for 34 of our properties, which accounted for approximately 10% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $7.3 million as of September 30, 2020, our ground lease obligations have remaining lease terms ranging from approximately 33 years to 94 years, including extension options which we are reasonably certain to exercise.

The reconciliation of future lease payments, under noncancellable operating ground and office leases in which we are the lessee, to the operating lease liability reflected in our unaudited consolidated balance sheet as of September 30, 2020, is presented in the table below (in thousands):

Year	Total
2020	$4,538
2021	18,544
2022	19,093
2023	19,268
2024	19,512
Thereafter	712,703
Total future payments under our operating leases in which we are the lessee	793,658
Effect of discounting	(467,613)
Operating lease liability	$326,045

Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 14 years, exclusive of extension options. For the three and nine months ended September 30, 2020 and 2019, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross operating lease costs	$5,623	$5,157	$17,060	$14,581
Capitalized lease costs	(894)	(452)	(2,614)	(902)
Expenses for operating leases in which we are the lessee	$4,729	$4,705	$14,446	$13,679

For the nine months ended September 30, 2020 and 2019, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee, were $15.2 million and $13.4 million, respectively.

6.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$446,255	$189,681
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	26,918	24,331
Funds held in escrow related to construction projects and investing activities	4,580	23,252
Other	7,290	5,425
	38,788	53,008
Total	$485,043	$242,689

7.    INVESTMENTS

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, technology, and agtech industries, as further described below.

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

Investments in privately held entities are accounted for under the equity method, unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no investments accounted for under the equity method as of September 30, 2020.

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

The following tables summarize our investments as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020
	Cost	Unrealized Gains (Losses)	Carrying Amount
Investments:
Publicly traded companies	$175,538	$240,415	$415,953
Entities that report NAV	319,564	226,081	545,645
Entities that do not report NAV:
Entities with observable price changes	50,127	75,642	125,769
Entities without observable price changes	243,578	—	243,578
Total investments	$788,807	$542,138	$1,330,945

	December 31, 2019
	Cost	Unrealized Gains (Losses)	Carrying Amount
Investments:
Publicly traded companies	$148,109	$170,528	$318,637
Entities that report NAV	271,276	162,626	433,902
Entities that do not report NAV:
Entities with observable price changes	42,045	68,489	110,534
Entities without observable price changes	277,521	—	277,521
Total investments	$738,951	$401,643	$1,140,594

Cumulative adjustments recognized on investments in privately held entities that do not report NAV, held as of September 30, 2020, aggregated $75.6 million, which consisted of upward adjustments representing unrealized gains of $77.9 million and downward adjustments representing unrealized losses of $2.3 million. Cumulative impairments recognized as a reduction to the cost of investments in privately held entities that do not report NAV, held as of September 30, 2020, aggregated $38.5 million.

During the nine months ended September 30, 2020, adjustments recognized on investments in privately held entities that do not report NAV aggregated $7.2 million, which consisted of upward adjustments of $8.5 million primarily representing unrealized gains and downward adjustments of $1.3 million representing unrealized losses. Additionally, we recognized impairments of $24.5 million related to investments in privately held entities that do not report NAV. Refer to the “Investments” section of Note 2 – “Summary of significant accounting policies” to these unaudited consolidated financial statements for further details.

Our investment income/loss for the three and nine months ended September 30, 2020, consisted of the following (in thousands):

	Three Months Ended September 30, 2020
	Unrealized Gains (Losses)	Realized Gains (Losses)	Total
Investments held at September 30, 2020:
Publicly traded companies	$(12,453)	$—	$(12,453)
Entities that report NAV	7,479	—	7,479
Entities that do not report NAV, held at period end	934	—	934
Total investments held at September 30, 2020	(4,040)	—	(4,040)
Investment dispositions during the three months ended September 30, 2020:
Recognized in the current period	—	7,388	7,388
Previously recognized gains	(9,973)	9,973	—
Total investment dispositions during the three months ended September 30, 2020	(9,973)	17,361	7,388
Investment (loss) income	$(14,013)	$17,361	$3,348

7.    INVESTMENTS (continued)

	Nine Months Ended September 30, 2020
	Unrealized Gains (Losses)	Realized Gains (Losses)	Total
Investments held at September 30, 2020:
Publicly traded companies	$81,084	$—	$81,084
Entities that report NAV	63,455	—	63,455
Entities that do not report NAV, held at period end	7,153	(24,483)	(17,330)
Total investments held at September 30, 2020	151,692	(24,483)	127,209
Investment dispositions during the nine months ended September 30, 2020:
Recognized in the current period	—	38,975	38,975
Previously recognized gains	(11,197)	11,197	—
Total investment dispositions during the nine months ended September 30, 2020	(11,197)	50,172	38,975
Investment income	$140,495	$25,689	$166,184

Our investment income/loss for the three and nine months ended September 30, 2019, consisted of the following (in thousands):

	Three Months Ended September 30, 2019
	Unrealized Gains (Losses)	Realized Gains (Losses)	Total
Investments held at September 30, 2019:
Publicly traded companies	$(51,574)	$—	$(51,574)
Entities that report NAV	(2,840)	—	(2,840)
Entities that do not report NAV, held at period end	237	(7,133)	(6,896)
Total investments held at September 30, 2019	(54,177)	(7,133)	(61,310)
Investment dispositions during the three months ended September 30, 2019:
Recognized in the current period	—	(1,766)	(1,766)
Previously recognized gains	(15,866)	15,866	—
Total investment dispositions during the three months ended September 30, 2019	(15,866)	14,100	(1,766)
Investment (loss) income	$(70,043)	$6,967	$(63,076)

	Nine Months Ended September 30, 2019
	Unrealized Gains (Losses)	Realized Gains (Losses)	Total
Investments held at September 30, 2019:
Publicly traded companies	$566	$—	$566
Entities that report NAV	26,420	—	26,420
Entities that do not report NAV, held at period end	9,701	(7,133)	2,568
Total investments held at September 30, 2019	36,687	(7,133)	29,554
Investment dispositions during the nine months ended September 30, 2019:
Recognized in the current period	—	12,426	12,426
Previously recognized gains	(23,466)	23,466	—
Total investment dispositions during the nine months ended September 30, 2019	(23,466)	35,892	12,426
Investment income	$13,221	$28,759	$41,980

Investments in privately held entities that report NAV

We are committed to funding approximately $220.4 million for all investments in privately held entities primarily related to our investments in limited partnerships. Our funding commitments expire at various dates over the next 11 years, with a weighted-average expiration of 8.4 years as of September 30, 2020. These investments are not redeemable by us, but we may receive distributions from these investments throughout their term. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.3 years as of September 30, 2020.

8.     OTHER ASSETS

The following table summarizes the components of other assets (in thousands):

	September 30, 2020	December 31, 2019
Acquired in-place leases	$450,954	$281,650
Deferred compensation plan	29,154	22,225
Deferred financing costs – unsecured senior line of credit	10,664	13,064
Deposits	28,337	31,028
Furniture, fixtures, and equipment	32,332	23,031
Net investment in direct financing lease	37,646	39,916
Notes receivable	2,462	435
Operating lease right-of-use asset	317,067	264,709
Other assets	25,833	32,040
Prepaid expenses	81,180	11,324
Property, plant, and equipment	153,981	174,292
Total	$1,169,610	$893,714
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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of September 30, 2020, and December 31, 2019. In addition, there were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the nine months ended September 30, 2020.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of September 30, 2020	$415,953	$415,953	$—	$—
As of December 31, 2019	$318,637	$318,637	$—	$—

Our investments in publicly traded companies represent investments with readily determinable fair values, and are carried at fair value, with changes in fair value classified in net income. We also hold investments in privately held entities, which consist of (i) investments that report NAV, and (ii) investments that do not report NAV, as further described below.

9.    FAIR VALUE MEASUREMENTS (continued)
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of September 30, 2020, and December 31, 2019, the carrying values of investments in privately held entities that report NAV aggregated $545.6 million and $433.9 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

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

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2020 (in thousands). These investments were measured at various times during the period from January 1, 2018, to September 30, 2020.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Investments in privately held entities that do not report NAV	$140,351	$—	$125,769	(1)	$14,582	(2)

(1)This balance represents the total carrying amount of our equity investments in privately held entities with observable price changes, included in our total investments balance of $1.3 billion in our consolidated balance sheets as of September 30, 2020. For more information, refer to Note 7 – “Investments.”
(2)This amount is included in the $243.6 million balance of investments in privately held entities without observable price changes disclosed in Note 7 – “Investments,” and represents the carrying amount of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described within the “Investments” section in Note 2 – “Summary of significant accounting policies.”

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

We also subject our investments in privately held entities that do not report NAV to a qualitative assessment for indicators of impairment. If indicators of impairment are present, we are required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value. During the nine months ended September 30, 2020, we recognized impairments of $24.5 million related to investments in privately held entities that do not report NAV.

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

9.    FAIR VALUE MEASUREMENTS (continued)
The fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and commercial paper were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of September 30, 2020, and December 31, 2019, the book and estimated fair values of our secured notes payable, unsecured senior notes payable, unsecured senior line of credit, and amounts outstanding under our commercial paper program were as follows (in thousands):

	September 30, 2020
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Level 1	Level 2	Level 3
Liabilities:
Secured notes payable	$342,363	$—	$369,569	$—	$369,569
Unsecured senior notes payable	$7,230,819	$—	$8,351,863	$—	$8,351,863
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$249,989	$—	$249,994	$—	$249,994

	December 31, 2019
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Level 1	Level 2	Level 3
Liabilities:
Secured notes payable	$349,352	$—	$363,344	$—	$363,344
Unsecured senior notes payable	$6,044,127	$—	$6,571,668	$—	$6,571,668
Unsecured senior line of credit	$384,000	$—	$383,928	$—	$383,928

10.    SECURED AND UNSECURED SENIOR DEBT

The following table summarizes our outstanding indebtedness and respective principal payments as of September 30, 2020 (dollars in thousands):

	Stated Rate		Interest Rate(1)		Maturity Date(2)	Principal Payments Remaining for the Periods Ending December 31,									Unamortized (Deferred Financing Cost), (Discount) Premium
Debt						2020		2021	2022	2023	2024		Thereafter	Principal		Total
Secured notes payable
San Diego	4.66%		4.90%		1/1/23	$451		$1,852	$1,942	$26,259	$—		$—	$30,504	$(148)	$30,356
Greater Boston	3.93%		3.19		3/10/23	397		1,628	1,693	74,517	—		—	78,235	1,369	79,604
Greater Boston	4.82%		3.40		2/6/24	829		3,394	3,564	3,742	183,527		—	195,056	9,016	204,072
San Francisco	4.14%		4.42		7/1/26	—		—	—	—	—		28,200	28,200	(572)	27,628
San Francisco	6.50%		6.50		7/1/36	—		26	28	30	32		587	703	—	703
Secured debt weighted-average interest rate/subtotal	4.55%		3.57			1,677		6,900	7,227	104,548	183,559		28,787	332,698	9,665	342,363

Commercial paper program(3)	0.26%	(3)	0.29	(3)	(3)	—	(3)	—	—	—	250,000	(3)	—	250,000	(11)	249,989
Unsecured senior line of credit(4)	L+0.825%	(4)	N/A		1/28/24	—		—	—	—	—	(3)	—	—	—	—
Unsecured senior notes payable – green bond	4.00%		4.03		1/15/24	—		—	—	—	650,000		—	650,000	(402)	649,598
Unsecured senior notes payable	3.45%		3.62		4/30/25	—		—	—	—	—		600,000	600,000	(4,020)	595,980
Unsecured senior notes payable	4.30%		4.50		1/15/26	—		—	—	—	—		300,000	300,000	(2,585)	297,415
Unsecured senior notes payable – green bond	3.80%		3.96		4/15/26	—		—	—	—	—		350,000	350,000	(2,720)	347,280
Unsecured senior notes payable	3.95%		4.13		1/15/27	—		—	—	—	—		350,000	350,000	(3,185)	346,815
Unsecured senior notes payable	3.95%		4.07		1/15/28	—		—	—	—	—		425,000	425,000	(3,090)	421,910
Unsecured senior notes payable	4.50%		4.60		7/30/29	—		—	—	—	—		300,000	300,000	(1,963)	298,037
Unsecured senior notes payable	2.75%		2.87		12/15/29	—		—	—	—	—		400,000	400,000	(3,788)	396,212
Unsecured senior notes payable	4.70%		4.81		7/1/30	—		—	—	—	—		450,000	450,000	(3,627)	446,373
Unsecured senior notes payable	4.90%		5.05		12/15/30	—		—	—	—	—		700,000	700,000	(8,036)	691,964
Unsecured senior notes payable	3.375%		3.48		8/15/31	—		—	—	—	—		750,000	750,000	(7,055)	742,945
Unsecured senior notes payable	1.875%		1.97		2/1/33	—		—	—	—	—		1,000,000	1,000,000	(10,774)	989,226
Unsecured senior notes payable	4.85%		4.93		4/15/49	—		—	—	—	—		300,000	300,000	(3,360)	296,640
Unsecured senior notes payable	4.00%		3.91		2/1/50	—		—	—	—	—		700,000	700,000	10,424	710,424
Unsecured debt weighted average/subtotal			3.69			—		—	—	—	900,000		6,625,000	7,525,000	(44,192)	7,480,808
Weighted-average interest rate/total			3.69%			$1,677		$6,900	$7,227	$104,548	$1,083,559		$6,653,787	$7,857,698	$(34,527)	$7,823,171

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Refer to footnote 3 on the next page.
(4)Refer to footnote 2 on the next page.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt as of September 30, 2020 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate(1)
Secured notes payable	$342,363	$—	$342,363	4.4%	3.57%	3.3
Unsecured senior notes payable	7,230,819	—	7,230,819	92.4	3.81	11.2
Unsecured senior line of credit(2)	—	—	—	—	N/A	3.3
Commercial paper program	—	249,989	249,989	3.2	0.29	(3)
Total/weighted average	$7,573,182	$249,989	$7,823,171	100.0%	3.69%	10.6	(3)
Percentage of total debt	97%	3%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)On October 6, 2020, we amended our unsecured senior line of credit to increase commitments available for borrowing by $800 million to an aggregate of $3.0 billion and to extend the maturity date to January 6, 2026. Our unsecured senior line of credit includes a 0% LIBOR floor on the interest rate. Upon achieving certain sustainability thresholds, the rate on the unsecured senior line of credit is temporarily reduced by one basis point, but not below zero percent per year.
(3)Under our commercial paper program, we have the ability to issue up to $1.0 billion in commercial paper notes bearing interest at short-term fixed rates, generally with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Borrowings under the program are used to fund short-term capital needs and are backed by our unsecured senior line of credit. The commercial paper outstanding as of September 30, 2020, matured on October 7, 2020. In the event we are unable to issue commercial paper notes or refinance outstanding borrowings under terms equal to or more favorable than those under our unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at L+0.825%. As such, we calculate the weighted-average remaining term of our commercial paper using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper, the consolidated weighted-average maturity term is 10.5 years. The commercial paper notes sold during the three months ended September 30, 2020, were issued at a weighted-average yield to maturity of 0.25% and had a weighted-average maturity term of 6.3 days.

4.90% and 1.875% unsecured senior notes payable

In March 2020, we completed an offering of $700.0 million of unsecured senior notes payable due on December 15, 2030, at an interest rate of 4.90% for net proceeds of $691.6 million. The net proceeds were used to reduce the outstanding indebtedness under our unsecured senior line of credit and commercial paper program.

In August 2020, we completed an offering of $1.0 billion of unsecured senior notes payable due on February 1, 2033, at an interest rate of 1.875% for net proceeds of $989.1 million (“1.875% Unsecured Senior Notes”). A portion of the proceeds was used to refinance our 3.90% unsecured senior notes payable due in 2023, aggregating $500.0 million, pursuant to a partial cash tender offer completed on August 5, 2020, and a subsequent call for redemption for the remaining outstanding amounts. The redemption was settled on September 4, 2020. The remaining proceeds were used to fund pending and recently completed acquisitions and construction of our highly leased development and redevelopment projects. As a result of our debt refinancing, we recognized a loss on early extinguishment of debt of $50.8 million, including the write-off of unamortized loan fees.

Since January 1, 2019, we have completed the issuances of $4.4 billion in unsecured senior notes, with a weighted-average interest rate of 3.48% and a weighted-average maturity of 14.3 years as of September 30, 2020.

$1.0 billion commercial paper program

In September 2019, we established a $750.0 million commercial paper program, which received credit ratings of A-2 from S&P Global Ratings and Prime-2 from Moody’s Investors Service. In March 2020, we increased the aggregate amount we may issue from time to time under our commercial paper program from $750.0 million to $1.0 billion. Under this program, commercial paper notes can generally be issued with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties.

During the three months ended September 30, 2020, we issued commercial paper notes at a weighted-average yield to maturity of 0.25%. As of September 30, 2020, we had $250.0 million of outstanding notes under our commercial paper program.

$750 million unsecured senior line of credit

In April 2020, we closed an additional unsecured senior line of credit with $750.0 million of available commitments, which had a maturity date of April 14, 2022, and bore interest at LIBOR plus 1.05%. In addition to the cost of borrowing, this line of credit was subject to an annual facility fee of 0.20% based on the aggregate commitment outstanding.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The terms of the $750.0 million unsecured senior line of credit agreement required that the outstanding commitments be reduced by 100% of net cash proceeds from certain new debt transactions and 50% of net cash proceeds from new equity offerings as defined in the agreement. In August 2020, we received cash proceeds from the issuance of our $1.0 billion 1.875% Unsecured Senior Notes, and, pursuant to the terms of the $750.0 million unsecured senior line of credit agreement, all outstanding commitments from the line of credit were reduced to zero, and we terminated this facility. During the three months ended September 30, 2020, we wrote off unamortized fees related to the terminated facility aggregating $1.9 million, which is classified within loss on early extinguishment of debt in our consolidated statements of operations.

Amendment of our unsecured senior line of credit

On October 6, 2020, we amended our unsecured senior line of credit and recognized a loss on early extinguishment of debt of $651 thousand related to the write-off of unamortized loan fees. Key changes are summarized below:

	New Agreement	Change
Commitments available for borrowing	$3.0 billion	Increased by $800 million
Interest rate	LIBOR+0.825%	Added a 0% LIBOR floor
Maturity date	January 6, 2026	Extended 2 years

Interest expense

The following table summarizes interest expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross interest	$75,874	$70,761	$222,100	$192,923
Capitalized interest	(32,556)	(24,558)	(88,029)	(64,741)
Interest expense	$43,318	$46,203	$134,071	$128,182

11.     ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of September 30, 2020, and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$318,280	$198,994
Accrued construction	274,085	275,818
Acquired below-market leases	292,066	194,773
Conditional asset retirement obligations	48,102	14,037
Deferred rent liabilities	3,922	2,897
Operating lease liability	326,045	271,808
Unearned rent and tenant security deposits	277,964	275,863
Other liabilities	68,876	86,078
Total	$1,609,340	$1,320,268

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

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$95,799	$(36,003)	$370,038	$187,994
Net income attributable to noncontrolling interests	(14,743)	(11,199)	(40,563)	(27,270)
Dividends on preferred stock	—	(1,173)	—	(3,204)
Preferred stock redemption charge	—	—	—	(2,580)
Net income attributable to unvested restricted stock awards	(1,730)	(1,398)	(5,304)	(4,532)
Numerator for basic and diluted EPS – net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$79,326	$(49,773)	324,171	150,408

Denominator for basic EPS – weighted-average shares of common stock outstanding	124,901	112,120	123,561	111,540
Dilutive effect of forward equity sales agreements	927	—	466	172
Denominator for diluted EPS – weighted-average shares of common stock outstanding	125,828	112,120	124,027	111,712
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.64	$(0.44)	$2.62	$1.35
Diluted	$0.63	$(0.44)	$2.61	$1.35

13.    STOCKHOLDERS’ EQUITY

Common equity transactions

During the nine months ended September 30, 2020, we executed forward equity sales agreements for an aggregate of 13.8 million shares of common stock, including the exercise of an underwriters’ option, for aggregate net proceeds of approximately $2.1 billion, as follows:

•In January 2020 and July 2020, we entered into forward equity sales agreements aggregating $1.0 billion and $1.1 billion, respectively, to sell an aggregate of 6.9 million shares for each offering (13.8 million in aggregate) of our common stock, including the exercise of underwriters’ options, at public offering prices of $155.00 per share and $160.50 per share, respectively, before underwriting discounts.
•In March 2020, we settled 3.4 million shares and received proceeds of $500.0 million. In September 2020, we settled 8.7 million shares from our forward equity sales agreements and received proceeds of $1.3 billion.
•We expect to settle the remaining 1.8 million shares outstanding in 2020 and receive proceeds of approximately $267.4 million, to be further adjusted as provided in the aforementioned agreements. We expect to use the proceeds to fund pending and recently completed acquisitions and the construction of our highly leased development projects.
In February 2020, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $850.0 million of our common stock. As of September 30, 2020, we have $843.7 million available under our ATM program.

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

During the three months ended September 30, 2020, we declared cash dividends on our common stock aggregating $143.0 million, or $1.06 per share. In October 2020, we paid the cash dividends on our common stock declared for the three months ended September 30, 2020.

Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the nine months ended September 30, 2020, due to net unrealized losses on foreign currency translation (in thousands):

Total
Balance as of December 31, 2019	$(9,749)

Other comprehensive loss before reclassifications	(889)
Net other comprehensive loss	(889)

Balance as of September 30, 2020	$(10,638)

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 133.3 million shares were issued and outstanding as of September 30, 2020. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of September 30, 2020. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2020.

14.    NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 38 properties as of September 30, 2020, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the nine months ended September 30, 2020 and 2019, we distributed $64.6 million and $38.9 million, respectively, to our consolidated real estate joint venture partners.

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

15.    ASSETS CLASSIFIED AS HELD FOR SALE

As of September 30, 2020, three properties aggregating 458,006 RSF were classified as held for sale in our consolidated financial statements, none of which met the criteria for classification as discontinued operations. Accordingly, we ceased depreciation of these properties upon their classification as held for sale.

During the three months ended September 30, 2020, we recognized impairment charges aggregating $7.7 million primarily related to a 255,765 RSF property located at 945 Market Street in our SoMa submarket. During the three months ended September 30, 2020, upon approval for sale by our Board of Directors, the real estate asset met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations. Upon classification as held for sale, we determined the estimated fair value of this asset less costs to sell was lower than the carrying amount of the asset, and recognized an impairment charge of $6.8 million to lower the carrying amount to the estimated fair value less costs to sell. In September 2020, we completed the sale of the property for a sales price of $198.0 million with no gain or loss. Refer to “Impairment of long-lived assets” within Note 2 – “Summary of significant account policies” to these unaudited consolidated financial statements for additional information.

The following is a summary of net assets as of September 30, 2020, and December 31, 2019, for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	September 30, 2020	December 31, 2019
Total assets	$44,465	$59,412
Total liabilities	(2,208)	(2,860)
Total accumulated other comprehensive income	400	536
Net assets classified as held for sale	$42,657	$57,088

16.    SUBSEQUENT EVENTS

Amendment of our unsecured senior line of credit

On October 6, 2020, we amended our unsecured senior line of credit and recognized a loss on early extinguishment of debt of $651 thousand related to the write-off of unamortized loan fees. Key changes are summarized below:

	New Agreement	Change
Commitments available for borrowing	$3.0 billion	Increased by $800 million
Interest rate	LIBOR+0.825%	Added a 0% LIBOR floor
Maturity date	January 6, 2026	Extended 2 years

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

The COVID-19 pandemic

In December 2019, a novel coronavirus, which causes respiratory illness and spreads from person to person (COVID-19), was first identified during an investigation into an outbreak in Wuhan, China. The first case of COVID-19 in the U.S. was reported on January 20, 2020. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19. As of October 23, 2020, according to the World Health Organization, over 41.6 million novel coronavirus cases have been reported worldwide. The U.S. has reported more than 8.2 million cases of COVID-19 and over 220,563 deaths as of October 23, 2020.

COVID-19 disease, treatment, and measures to combat the pandemic

Most patients with COVID-19 have had mild to severe respiratory illness with symptoms of fever, chills, cough, shortness of breath, fatigue, and loss of taste. Many individuals with COVID-19 are asymptomatic and show limited to no symptoms, highlighting the ongoing challenge of containing the continued spread of COVID-19. Some patients develop pneumonia in both lungs and/or multi-organ failure, which in some cases leads to death. Since scientists shared the virus’s genetic makeup in January 2020, intense research has been underway around the world to develop treatments and vaccines for COVID-19. On October 22, 2020, the FDA approved the antiviral drug Veklury® (remdesivir) for the treatment of COVID-19 patients requiring hospitalization. In addition, the U.S. National Institutes of Health (“NIH”) has recommended corticosteroid dexamethasone for patients with severe COVID-19 who require supplemental oxygen or mechanical ventilation.

Vaccine testing in humans started with record speed in March 2020 and as of October 23, 2020, has evolved to over 135 potential vaccines in different stages of development. The current vaccines in development use a myriad of different scientific approaches to attempt to provoke an immune response, including:

•Genetic vaccines that use part of the coronavirus’s genetic code;
•Viral vector vaccines that use a virus to deliver coronavirus genes into cells;
•Protein-based vaccines that use a coronavirus protein or protein fragment to stimulate the immune system; and
•Whole-virus vaccines that use a weakened or inactivated version of the coronavirus.

At least 48 potential vaccines are currently in human clinical trials, and in order to accelerate vaccine development, a number of these potential vaccines are in combined Phase I/II or Phase II/III trials. Phase I trials typically include a small number of participants to test safety and dosage as well as to confirm that the vaccine stimulates the immune system. Phase II trials involve hundreds of participants split into groups, such as children and the elderly, to determine whether the vaccine acts differently in each subpopulation. Phase III trials involve delivering the vaccine to tens of thousands of people and waiting to see how many become infected, and the severity of symptoms, compared with volunteer subjects who receive a placebo. Regulators in each country will review the trial results to make a determination as to whether the drug or vaccine should be approved. As of October 23, 2020, there are 12 potential vaccines in Phase III trials, and six vaccines that have been approved for early or limited use.

Regulators around the world are expected to expedite approvals or to allow for emergency use authorizations before issuing formal approvals for vaccines that prove successful in clinical trials. Vaccine candidates that demonstrate significant safety and efficacy in Phase II or Phase III trials may become available as early as year-end 2020 or in early 2021. Furthermore, the U.S. government’s Operation Warp Speed program has announced a handful of company partners, including several of our tenants, to which it will allocate billions of dollars in federal funding to help expedite the development and manufacturing of coronavirus vaccines and treatments.

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

Most state orders expired or were rescinded between May and early June 2020, and authorities began reopening businesses, including retail stores, restaurants, bars, salons, houses of worship, entertainment venues such as movie theaters and museums, and manufacturing facilities and offices. Daily new COVID-19 cases in the U.S., which had declined to approximately 18,000 new daily cases by June 9, 2020, from the low- to mid-30,000 daily range in April 2020, began to escalate after reopenings commenced across the country. On October 23, 2020, according to the World Health Organization, 63,361 new cases and 1,066 deaths were reported, with hot spots in the Midwest and Great Plains.

Impact to the global and U.S. economy

As a result of the unprecedented measures taken in the U.S. and around the world, the disruption and impact to the U.S. and global economies and financial markets by the COVID-19 pandemic have been significant. It is feared that this pandemic could trigger, or has already triggered, a period of prolonged global economic slowdown or global recession. The International Monetary Fund (“IMF”) estimated in April 2020 that the global economy could be facing its worst recession since the Great Depression of the 1930s. As of October 2020, the IMF is projecting a somewhat less severe, though still deep, global recession with a 4.4% contraction in 2020 rather than an expansion of 3.3% as was projected in January 2020.

The COVID-19 pandemic has had a more negative impact on activity in the first half of 2020 than anticipated, and the recovery is projected to be more gradual than previously forecast according to the IMF. In 2021, global growth is projected at 5.2%. Overall, this would leave 2021 U.S. gross domestic product some 6.7% lower than in the January 2020 pre-COVID-19 projections. The adverse impact on low-income households is particularly acute, imperiling the significant progress made in reducing extreme poverty in the world since the 1990s. The IMF is currently projecting all advanced economies will contract in 2020, including a 4.3% contraction in the U.S.

Based on the data provided by the U.S. Bureau of Labor Statistics on October 2, 2020, the unemployment rate in the U.S. is up by 4.4% since February 2020 to 7.9%, although down from the 8.4% peak from the month before. The September 2020 data reported 661 thousand jobs created in September 2020. Stock markets around the globe have rebounded substantially since March 2020; however, since the pandemic was declared, access to capital has become much more challenging for most companies or non-existent for some.

The unprecedented disruption and impact to the U.S. and global economies and financial markets from the COVID-19 pandemic resulted in the U.S. President’s signing into law on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a $2 trillion economic stimulus package. The CARES Act allocated over $140 billion to the U.S. health system to support COVID-19-related manufacturing, production, diagnostics, and treatments, and to accelerate the market entrance of necessary vaccines and cures. The CARES Act also designated $945.4 million specifically to the NIH, a tenant of ours in our Maryland market, to combat COVID-19, which includes, but is not limited to, providing support for research, construction, and acquisition of equipment for vaccine and infectious disease research facilities, including the acquisition of real property. In addition, on April 24, 2020, the U.S. President signed the Paycheck Protection Program and Health Care Enhancement Act into law, which provided an additional $484 billion of relief primarily to assist distressed small businesses and prevent them from shutting their operations and laying off employees. This package designated $75 billion to hospitals and $25 billion for a new COVID-19 testing program. It is too early to determine if the CARES Act and the $484 billion relief package were effective or sufficient to offset some of the most severe economic effects of the pandemic.

On August 8, 2020, the U.S. President signed four executive actions to provide additional COVID-19 relief. The first action created the Lost Wages Assistance Program, which would roll out a $400 weekly payment to those currently receiving more than $100 a week in state-funded unemployment benefits. The plan called for up to $300 to be paid by the federal government and $100 by state governments. The program was retroactive through August 1, 2020, when the $600 unemployment benefits expansion under the CARES Act ended. The program is set to last through December 6, 2020, but state funding, which was attained from the Federal Emergency Management Agency’s disaster relief fund, was depleted by September 5, 2020, for states that applied and received funding beginning on August 1, 2020.

In recent weeks, the U.S. White House has resumed negotiations with the House of Representatives to pass another economic stimulus package to provide relief aid to Americans during financial hardship, with proposals offering as high as $2.2 trillion in funds. The latest proposal by the White House includes $1.8 trillion in provisions, which may include another round of $1,200 payments to eligible American adults and $1,000 for qualifying child dependents, a reinstatement of unemployment benefits at a lower level of $400 per week, down from the $600 weekly benefit included in the CARES Act that expired on July 31, 2020, and loan programs for small businesses, as well as aid for hard-hit industries, including the airline industry. As of the date of this filing, the terms of the stimulus package remain under negotiations.

Unless the U.S. government extends the deadlines or introduces new relief measures, the impact of expirations of current relief measures on the U.S. economy could be severe and could lead to further deterioration of economic conditions, higher unemployment rates, and prolonged recession, which in turn could materially affect our (or our tenants’) performance, financial condition, results of operations, and cash flows.

See “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report, for additional discussion of the risks posed by the COVID-19 pandemic, and uncertainties we, our tenants, and the national and global economies face as a result.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT and the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, technology, and agtech campuses in AAA innovation cluster locations, with a total market capitalization of $29.2 billion and an asset base in North America of 47.4 million SF as of September 30, 2020. The asset base in North America includes 31.2 million RSF of operating properties and 2.8 million RSF of Class A properties undergoing construction, 7.2 million RSF of near-term and intermediate-term development and redevelopment projects, and 6.2 million SF of future development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, San Francisco, New York City, San Diego, Seattle, Maryland, and Research Triangle. We have a longstanding and proven track record of developing Class A properties clustered in urban life science, technology, and agtech campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, technology, and agtech companies through our venture capital platform. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of September 30, 2020:

•Investment-grade or publicly traded large cap tenants represented 54% of our total annual rental revenue;
•Approximately 94% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from approximately 3.0% to 3.5%) or indexed based on a consumer price index or other index;
•Approximately 93% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent; and
•Approximately 93% of our leases (on an RSF basis) provided for the recapture of capital expenditures (such as heating, ventilation, and air conditioning systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

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

Executive summary

Operating results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Alexandria’s common stockholders – diluted:
In millions	$79.3	$(49.8)	$324.2	$150.4
Per share	$0.63	$(0.44)	$2.61	$1.35
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$230.7	$197.1	$677.1	$579.6
Per share	$1.83	$1.75	$5.46	$5.19

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items at the beginning of the “Results of operations” section within this Item 2 for additional information.

Alexandria and its tenants at the vanguard and heart of the life science ecosystem

Bringing together our unique and pioneering strategic vertical platforms of essential Labspace® real estate, strategic venture investments, impactful thought leadership, and purposeful corporate responsibility, Alexandria is at the vanguard and heart of the vital life science ecosystem that is advancing solutions for COVID-19 and other key challenges to human health. Safe and effective vaccines and therapies, in addition to widespread testing, continue to be critically needed to combat the global COVID-19 pandemic. By maintaining continuous operations across our campuses and facilities, Alexandria has enabled our tenants, nearly 100 of which have programs focused on COVID-19, to continue to pursue their essential, mission-critical research, development, manufacturing, and commercialization efforts. Refer to the “Alexandria and its innovative tenants are at the vanguard and heart of the life science ecosystem advancing solutions for COVID-19” section within this Item 2 for additional information.

Strong and flexible balance sheet with significant liquidity

•$3.9 billion of liquidity as of September 30, 2020, proforma for our unsecured senior line of credit amended in October 2020. Refer to the “Liquidity” section within this Item 2 for additional information.
•Minimal debt, 1.5% of total outstanding debt, maturing prior to 2024.
•10.6 years weighted-average remaining term of debt as of September 30, 2020.
•Investment-grade credit ratings, which rank in the top 10% among all publicly traded REITs, of Baa1/Stable from Moody’s Investors Service and BBB+/Stable from S&P Global Ratings, both as of September 30, 2020.

Continued dividend strategy to share growth in cash flows with stockholders

Common stock dividend declared for the three months ended September 30, 2020, of $1.06 per common share, aggregating $4.18 per common share for the twelve months ended September 30, 2020, up 24 cents, or 6%, over the twelve months ended September 30, 2019. Our FFO payout ratio of 61% for the three months ended September 30, 2020, allows us to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

A REIT industry-leading, high-quality tenant roster

•54% of annual rental revenue from investment-grade or publicly traded large cap tenants.
•Weighted-average remaining lease term of 7.7 years.

Key strategic transactions generated capital for investment into our highly leased value-creation pipeline

•During the three months ended September 30, 2020, we completed two strategic transactions in our SoMa submarket that generated capital aggregating $284.2 million for investment into our highly leased development and redevelopment projects currently under construction:
•Disposition of 945 Market Street, aggregating 255,765 RSF, for a sales price of $198.0 million.
•Termination of our contract with Pinterest, Inc. related to a future lease of 488,899 RSF at our 88 Bluxome Street development project, which has not commenced vertical construction. We recognized income of $86.2 million that comprise a termination fee of $89.5 million and related expenses of $3.3 million.

High-quality revenues and cash flows, strong Adjusted EBITDA margin, and operational excellence

Percentage of annual rental revenue in effect from:
Investment-grade or publicly traded large cap tenants	54%
Class A properties in AAA locations	73%
Occupancy of operating properties in North America	94.9%	(1)
Operating margin	74%	(2)
Adjusted EBITDA margin	67%
Weighted-average remaining lease term:
All tenants	7.7	years
Top 20 tenants	11.0	years

(1)Includes 859,479 RSF, or 2.8%, of vacancy in our North America markets, representing lease-up opportunities at properties recently acquired. Excluding these acquired vacancies, occupancy of operating properties in North America was 97.7% as of September 30, 2020, up 60 bps from 97.1% as of June 30, 2020. Refer to “Summary of occupancy percentages in North America” within this Item 2 for additional information regarding vacancy from recently acquired properties.
(2)Includes the effect of a termination fee recognized during the three months ended September 30, 2020. Refer to the section titled “Income from rentals” in Note 5 – “Leases” to our unaudited consolidated financial statements under Item 1 of this report for additional information. Excluding this effect, our operating margin for the three months ended September 30, 2020, would have been 70%.

Continued solid net operating income and internal growth

•Total revenues:
•$545.0 million, up 39.6%, for the three months ended September 30, 2020, compared to $390.5 million for the three months ended September 30, 2019.
•$1.4 billion, up 26.6%, for the nine months ended September 30, 2020, compared to $1.1 billion for the nine months ended September 30, 2019.
•Net operating income (cash basis) of $1.4 billion for the three months ended September 30, 2020, annualized, increased by $483.7 million, or 50.2%, compared to the three months ended September 30, 2019, annualized.
•94% of our leases contain contractual annual rent escalations approximating 3%.
•Same property net operating income growth:
•2.9% and 4.9% (cash basis) for three months ended September 30, 2020, over three months ended September 30, 2019.
•2.3% and 4.8% (cash basis) for the nine months ended September 30, 2020, over the nine months ended September 30, 2019.
•Continued solid leasing activity and rental rate growth during the nine months ended September 30, 2020, over expiring rates on renewed and re-leased space:

	September 30, 2020
	Three Months Ended	Nine Months Ended
Total leasing activity – RSF	1,208,382	2,989,247
Leasing of development and redevelopment space – RSF	313,939	524,210
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	605,765	1,856,917
Rental rate increases	39.9%	40.7%
Rental rate increases (cash basis)	30.9%	21.5%

Sustained strength in tenant collections during the ongoing COVID-19 pandemic

•We have collected rents and tenant recoveries as follows:
•99.7% for the three months ended September 30, 2020; and
•99.7% for October 2020 as of October 23, 2020.
•As of June 30, 2020 and September 30, 2020, our tenant receivables balances were $7.2 million and $7.6 million, respectively, our two lowest quarter-end balances since 2013.

Strategic acquisitions

In August 2020, we acquired Alexandria Center® for Life Science – Durham, a 16-building collaborative life science campus aggregating 2.2 million RSF, located in our Research Triangle market for $590.4 million. The campus comprises 12 operating properties, one operating property with future redevelopment opportunities, and three properties that are currently undergoing redevelopment. The 13 operating properties generate 99% of annual rental revenue from investment-grade tenants. The acquisition of this campus, which is in close proximity to renowned academic institutions, including Duke University, North Carolina State University, and the University of North Carolina at Chapel Hill, allows us to allocate capital into a key innovation cluster with significant opportunities for incremental net operating income and organic growth.

Refer to the “Acquisitions” subsection of the “Investments in real estate” section within this Item 2 for additional information on our strategic acquisitions.

Highly leased value-creation pipeline, including COVID-19-focused R&D space

•Current and pre-leased near-term projects aggregating 4.1 million RSF, including COVID-19-focused R&D spaces, are highly leased/negotiating at 74% and will generate significant revenues and cash flows. Key highlights include:
•Continued leasing/negotiating progress on projects that were under construction as of June 30, 2020, 80% leased/negotiating;
•902,381 RSF added to projects under construction that are 54% leased/negotiating;
•493,986 RSF of near-term projects that are highly leased/negotiating at 80%.
•Annual net operating income (cash basis), including our share of unconsolidated real estate joint ventures, is expected to increase by $27 million upon the burn-off of initial free rent on recently delivered projects.

Balance sheet management

Key metrics as of September 30, 2020

•$29.2 billion of total market capitalization.
•$21.3 billion of total equity capitalization.
•$3.9 billion of liquidity as of September 30, 2020, proforma for our unsecured senior line of credit amended in October 2020.

	As of September 30, 2020		Goal for Fourth Quarter of 2020, Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.8x	6.0x	Less than or equal to 5.3x
Fixed-charge coverage ratio	4.3x	4.3x	Greater than or equal to 4.4x

Value-creation pipeline of new Class A development and redevelopment projects as a percentage of gross investments in real estate	September 30, 2020
Current and pre-leased near-term projects 74% leased/negotiating	7%
Income-producing/potential cash flows/covered land play(1)	6%
Land	3%

(1)Includes projects that have existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

Key capital events

•In August 2020, we opportunistically issued $1.0 billion of unsecured senior notes payable due in 2033 at an interest rate of 1.875% (“1.875% Unsecured Senior Notes”).
•We used a portion of the proceeds from our 1.875% Unsecured Senior Notes to refinance $500.0 million of our 3.90% unsecured senior notes payable due in 2023, pursuant to a partial cash tender offer completed on August 5, 2020, and a subsequent call for redemption for the remaining outstanding amounts, which settled on September 4, 2020. As a result of our debt refinancing, we recognized a loss on early extinguishment of debt of $50.8 million, including the write-off of unamortized loan fees.
•On October 6, 2020, we amended our unsecured senior line of credit. Key changes include:

	New Agreement	Change
Commitments available for borrowing	$3.0 billion	Up $800 million
Interest rate	LIBOR+0.825%	Added a 0% LIBOR floor
Maturity date	January 6, 2026	Extended 2 years

•In January 2020 and July 2020, we entered into forward equity sales agreements aggregating $1.0 billion and $1.1 billion, respectively, to sell an aggregate of 6.9 million shares for each offering (13.8 million in aggregate) of our common stock, including the exercise of underwriters’ options, at public offering prices of $155.00 per share and $160.50 per share, respectively, before underwriting discounts.
•In March 2020, we settled 3.4 million shares and received proceeds of $500.0 million. In September 2020, we settled 8.7 million shares and received proceeds of $1.3 billion.
•As of the date of this report, 1.8 million shares of our common stock remain outstanding under forward equity sales agreements, for which we expect to receive proceeds of $267.4 million, to be further adjusted as provided in the sales agreements, that will fund pending and recently completed acquisitions and the construction of our highly leased development projects. We expect to settle the remaining outstanding forward equity sales agreements in 2020.
•During the three months ended September 30, 2020, and through the date of this report, there was no sale activity under our ATM common stock offering program. As of the date of this report, we have $843.7 million remaining available under our ATM program.

Investments
•Our investments in publicly traded companies and privately held entities aggregated a carrying amount of $1.3 billion, including an adjusted cost basis of $788.8 million and unrealized gains of $542.1 million, as of September 30, 2020.
•Investment income of $3.3 million during the three months ended September 30, 2020, included $17.4 million in realized gains and $14.0 million in unrealized losses.

Leader in corporate responsibility: catalyzing and leading the way for positive societal change

Industry leadership

•In July 2020, Alexandria Venture Investments, our strategic venture capital platform, was recognized as the most active biopharma investor by new deal volume from 2019 to the six months ended June 30, 2020, by Silicon Valley Bank in its “Mid-Year 2020 Healthcare Investments and Exits Report.” Alexandria’s venture activity provides us with, among other things, mission-critical data and knowledge on innovations and trends.
•In September 2020, Alexandria won the Commercial Brokers Association (“CBA”) Boston Landlord of the Year award. The CBA was established as a freestanding division of the Greater Boston Real Estate Board in 2001 and represents over 400 members in the commercial brokerage community throughout Massachusetts.

Pioneering social responsibility initiatives to continue to drive unique, disruptive, and highly impactful solutions to tackle some of society’s most complex and pressing challenges

Alexandria is profoundly committed to driving forward significant collaborative and innovative solutions to address some of today’s most urgent and widespread societal challenges, including the COVID-19 pandemic, the opioid crisis, poverty, and disparities in educational opportunities. We align every aspect of our multifaceted business model and visionary social responsibility efforts to support our mission to advance human health, as well as to drive tangible and positive results in our local communities.

At the vanguard and heart of the life science ecosystem that is crucial to advancing innovative solutions for COVID-19

•Alexandria has enabled notable life science tenants to continue their essential on-site operations as part of the industry’s collective efforts to improve the quality, capacity, and turnaround time for COVID-19 testing. In addition, we have leveraged our network of experts to focus on the health, safety, and well-being of our tenants and their employees by increasing and improving their access to COVID-19 testing in critical locations, such as New York City and Cambridge.
•Alexandria has pioneered and implemented robust, cutting-edge initiatives for safer buildings, which have been reviewed and validated by our COVID-19 Advisory Board, along with building optimization measures and operational protocols that encompass a variety of research-backed initiatives, including informational health and safety graphics, disinfectant cleaning guidelines, improved air filtration, effective health security communications, and the implementation of building-specific guidelines and policies that call for active cooperation of building occupants and service providers.
•As a testament to our comprehensive and industry-leading COVID‑19 prevention guidelines and practices, which expand upon our existing rigorous health and safety standards, we were recognized by the Center for Active Design, the operator of Fitwel, as the first-ever company to achieve a Fitwel Viral Response Certification with Distinction, the highest designation within the new Viral Response Module developed by the world’s leading healthy building certification system.
•Alexandria has sourced over 54,000 pieces of personal protective equipment worldwide and donated these mission-critical supplies to protect and support healthcare workers in some of the nation’s hardest-hit cities, including New York City, Boston, Seattle, Los Angeles, and San Diego.
•Alexandria has donated more than $1 million to several highly impactful national and regional organizations supporting communities severely affected by the pandemic, including ROAR (Relief Opportunities for All Restaurants), which makes financial relief available to New York City’s nearly 1 million restaurant workers, and Robin Hood, New York City’s largest poverty-fighting organization, of which our executive chairman and founder, Joel S. Marcus, has served on the board of directors since 2016.

Pioneering a fully integrated ecosystem to reverse the trajectory of the opioid epidemic and support addiction recovery

•Determined to reverse the trajectory of the U.S. opioid crisis, which is one of the most pervasive public health challenges in our nation’s history, Alexandria, in partnership with Verily Life Sciences, envisioned an innovative, non-profit healthcare ecosystem dedicated to the full and sustained recovery of people living with addiction. To realize this vision, Alexandria and Verily Life Sciences pioneered a fully integrated campus to house an evidence-based comprehensive treatment model encompassing a full continuum of care with dedicated facilities and services for treatment, residential housing, group therapy, family reunification, workforce development programs, job placement, and community transition.
•As the strategic real estate partner in this mission-critical initiative, Alexandria catalyzed the vision for and led the design and development of the 4.3-acre, 59,000 RSF campus in Dayton, Ohio, aimed at revolutionizing the way addiction is treated. Since the opening of the Outpatient Clinic in the fall of 2019 and the Crisis Stabilization Unit in the winter of 2020, OneFifteen has served more than 1,500 patients and carried out more than 2,000 virtual visits. In September 2020, Alexandria delivered OneFifteen Living, a three-story residential housing facility that serves as a safe place for patients to live as they access on-campus treatment services.
•As overdose deaths rise dramatically against the backdrop of the COVID-19 pandemic, Alexandria is committed to addressing this public health crisis and developing effective, scalable solutions. It is our hope that OneFifteen’s groundbreaking, evidence-based, comprehensive treatment strategy will drive superior health outcomes and serve as a model of recovery for the rest of the country to replicate.

Empowering students through educational opportunities that build foundations and pave paths for long-term success

•Alexandria is deeply committed to driving educational opportunities and providing the support and resources needed to build the foundations for underprivileged students to succeed and become engaged and leading members of society. Understanding that education is one of the most fundamental foundations for a safe, healthy, and good life and essential for opportunity and economic mobility, we have forged deep partnerships in our communities with highly impactful organizations that provide holistic educational resources to underserved populations.
•In Durham, North Carolina, we work closely with the Emily Krzyzewski Center, a non-profit organization that paves a path to success in higher education for academically focused, low-income K–12 students. Through programs that build and accelerate students’ scholastic skills, the center has supported exceptional achievement throughout the students’ years in high school and higher education and in their careers. Students receive holistic support that encompasses academic skills development, personal management and leadership training, college planning, and career exploration. Of those who complete Emily K’s Scholars to College program, 100% are accepted to college each year.
•Through our long-term, hands-on partnership with CS4ALL (Computer Science for All), we are helping to ensure that all of New York City’s 1.1 million public school students, 72.8% of whom are considered low income, have access to high-quality computer science coursework throughout their K–12 education. We believe that STEM (science, technology, engineering, and mathematics) education is important for preparing students for academic success, the 21st-century job market, and beyond.
•In August 2020, we pledged to donate $1.5 million to the San Carlos School District and the San Carlos Education Foundation, extending our strong commitment to enhancing neighborhoods where we develop and operate. The generous donation fills the school district’s funding gap resulting from the economic impact of COVID-19 and, importantly, will enable San Carlos public schools to continue to offer quality education to its students.
•In August 2020, we made a pledge to the South San Francisco Unified School District through the California Life Sciences Institute and California Life Sciences Association’s joint South San Francisco Empowerment Initiative, which aims to build science competency while closing the digital gap. Through this contribution, we provided iPads, Chromebooks, and MacBook Airs to help K–12 students and teachers in South San Francisco stay connected in a digital learning environment.

"Having a safe and effective medical countermeasure to prevent COVID-19 would enable us to not only save lives but also help end the global pandemic."

Anthony Fauci, MD
Director, NIAID

Source: National Institutes of Health, "NIH launches clinical trials network to test COVID-19 vaccines and other prevention tools," July 8, 2020.

ENHANCING TESTING QUALITY & CAPACITY

Abbott
CHAN ZUCKERBERG BIOHUB
color
LabCorp
Quest Diagnostics™
Roche
ThermoFisher SCIENTIFIC
verily

ADVANCING NEW & REPURPOSED THERAPIES

Adaptive biotechnologies®
AMGEN
APPLIED THERAPEUTICS
ATRECA
GILEAD
Lilly
NOVARTIS
VIR

DEVELOPING PREVENTATIVE VACCINES

AstraZeneca
GreenLight BIOSCIENCES™
gsk
Johnson & Johnson
MERCK
moderna
NIH National Institute of Allergy and Infectious Diseases
NOVAVAX
Pfizer
SANOFI

(1)Represents an illustrative subset of nearly 100 tenants focused on COVID-19-related efforts, with some of these companies working on multiple efforts that span testing, treatment, and/or vaccine development.

ALEXANDRIA'S TENANTS AND INVESTMENTS AT THE FOREFRONT OF DEVELOPING A SAFE AND EFFECTIVE VACCINE

"The scope of clinical trials underway for a COVID vaccine is unprecedented. Never before have so many massive trials been undertaken simultaneously in pursuit of a single goal. The oversight of safety boards is evidence of the integrity, rigor, and careful nature of this process."[(1)]

Scott Gottlieb, MD – Resident Fellow, American Enterprise Institute; Former FDA Commissioner

UNPRECEDENTED R&D COLLABORATION: OPERATION WARP SPEED

As a cornerstone of the U.S. government's effort to accelerate the development, manufacturing, and distribution of COVID-19 diagnostics, therapeutics, and vaccines, it has allocated **$10 billion** to Operation Warp Speed (OWS).

With a keen focus on **expediting the delivery of a safe and effective vaccine** by January 2021, OWS has awarded grants to a handful of industry partners, many of which are Alexandria tenants.

FEDERAL FUNDING[(2)]	COMPANY	CURRENT TRIAL STAGE[(2)]	ARE TENANT
Up to $2.5B	moderna	Phase III	✓
~$2.0B	gsk SANOFI	Phase I/II	✓
Up to $1.95B	Pfizer	Phase III	✓
Up to $1.6B	NOVAVAX	Phase III	✓
~$1.46B	Johnson & Johnson	Phase III[(3)]	✓
Up to $1.2B	AstraZeneca	Phase III[(3)]	✓
$628M	emergent biosolutions	Manufacturing Contract	✓
$265M	FUJIFILM	Manufacturing Contract	✓

(1)Source: Scott Gottlieb, MD, Twitter, October 13, 2020, 6:19 a.m.
(2)Announced award value and clinical trial stage as of October 23, 2020.
(3)Johnson & Johnson has temporarily paused further dosing in all of its COVID-19 vaccine candidate clinical trials, including the Phase III ENSEMBLE trial, due to an unexplained illness in a study participant. AstraZeneca similarly paused its Phase III vaccine trial in early September due to an unexplained case of transverse myelitis in a study participant. As of October 23, 2020, the clinical holds for both Johnson & Johnson and AstraZeneca have been lifted after review by independent data safety monitoring boards and approval from the FDA.

Alexandria and its innovative tenants are at the vanguard and heart of the life science ecosystem advancing solutions for COVID-19

Safe and effective vaccines and therapies, in addition to widespread testing, continue to be critically needed to combat the global COVID-19 pandemic. By maintaining essential continuous operations across our campuses, Alexandria has enabled several of our life science tenants to pursue mission-critical COVID-19-related research and development. The heroic work being done by so many of our tenants and campus community members to help test for, treat, and prevent COVID-19, as well as provide medical supplies and protective equipment to neighboring hospitals, is profound and inspiring. We are currently tracking nearly 100 tenants across our cluster markets that are advancing solutions for COVID-19.

Developing preventative vaccines
•A prophylactic vaccine should help bring about the effective end of the global COVID-19 pandemic. As such, researchers around the world are working tirelessly on over 135 COVID-19 vaccine programs, with at least 48 vaccine candidates in human trials.
•In an effort to expedite the development, manufacturing, and distribution of COVID-19 vaccines, the U.S. government has called for unprecedented public-private collaboration, allocating several billions of dollars through various initiatives, including Operation Warp Speed. Leveraging their vaccine development expertise and innovative technology platforms, our tenants AstraZeneca plc, Moderna, Inc., and Pfizer Inc. have the most advanced vaccine programs in late-stage clinical development, each of which has been further supported by government funding. Each company expects to announce critical data in the fourth quarter of 2020 which could form the basis for emergency use authorization (“EUA”) from the FDA by year-end 2020 or in early 2021.
•Additional tenants, including Emergent BioSolutions Inc., FUJIFILM Diosynth Biotechnologies, GlaxoSmithKline, Johnson & Johnson, Merck & Co., Inc., Novavax, Inc., and Sanofi have also been awarded government support for their efforts in the development, manufacturing, and/or distribution of COVID-19 vaccines. Clinical trial data and progress will continue to be reported by these companies over the coming months, with the goal of expediting the widespread delivery of a safe and effective COVID-19 vaccine to the public within the next 12 months.

Advancing new and repurposed therapies
•On October 22, 2020, the FDA approved Gilead Sciences, Inc.’s antiviral drug Veklury® (remdesivir) for the treatment of COVID-19 patients requiring hospitalization. In addition, over 250 experimental therapies to treat COVID-19 are being studied in over 600 clinical trials around the world in addition to more than 150 therapeutic candidates in preclinical development. A substantial number of these programs are sponsored by our tenants and include the following notable efforts:
•Eli Lilly and Company is developing multiple potential antibody therapies for the treatment and potential prevention of COVID-19. On October 7, 2020, the company announced that it was seeking emergency use authorization from the FDA for its most advanced antibody (bamlanivimab), developed in partnership with AbCellera and the NIH, for the treatment of high-risk patients with mild to moderate COVID-19. On October 13, 2020, the NIH announced that it would pause enrollment of its Phase III study testing Lilly’s antibody treatment in hospitalized patients out of “an abundance of caution” to allow an independent safety review of the trial data.
•Vir Biotechnology, Inc. (“Vir”) and GlaxoSmithKline (“GSK”) have entered into a strategic partnership to utilize Vir’s neutralizing antibody platform to identify novel drug candidates that may be used as therapeutic or preventative COVID-19 treatments. On October 6, 2020, Vir and GSK announced that their most advanced antibody therapy for the early treatment of patients with COVID-19 has entered Phase III; they expect initial study data by year-end 2020 and complete results in the first quarter of 2021.
•Several other Alexandria tenants, including AbbVie Inc., Amgen, AstraZeneca plc, Atreca Inc., Enanta Pharmaceuticals, Inc., Novartis AG, and Pfizer Inc., are similarly endeavoring to develop novel therapies and repurpose existing and investigational drugs to provide near-term treatments for moderate and severe COVID-19 patients and those at highest risk.

Improving testing quality and capacity
•Abbott Laboratories, Adaptive Biotechnologies Corporation, Color, Cue Health Inc., Laboratory Corporation of America Holdings, Quest Diagnostics, Quidel Corporation, Roche, Thermo Fisher Scientific Inc., Verily Life Sciences, and others are working to improve testing quality, capacity, and turnaround time to more effectively determine who has an active COVID-19 infection, who has been exposed to the virus, and who has developed immunity against it. The increased availability of widespread COVID-19 testing is critical for curtailing the pandemic and facilitating a safer reopening of workplaces, communities, and society overall.

Operating summary

Historical Same Property Net Operating Income	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Technology, and Agtech Campuses
	Increasing cash flows
	Percentage of leases containing annual rent escalations	94%
	Stable cash flows
	Percentage of triple net leases	93%
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	93%

Historical Rental Rate: Renewed/Re-Leased Space	Margins(2)

	Operating(3)	Adjusted EBITDA
	74%	67%

(1)Percentages calculated based on RSF as of September 30, 2020.
(2)Represents percentages for the three months ended September 30, 2020.
(3)Includes the effect of a termination fee recognized during the three months ended September 30, 2020. Refer to the section titled “Income from rentals” in Note 5 – “Leases” to our unaudited consolidated financial statements under Item 1 of this report for additional information. Excluding this effect, our operating margin for the three months ended September 30, 2020, would have been 70%.

Long-Duration Cash Flows From High-Quality, Diverse, and Innovative Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	Long-Duration Lease Terms

54%	7.7 Years
of ARE’s	Weighted-Average
Annual Rental Revenue(1)	Remaining Term(2)

Tenant Mix

Public Biotechnology
23%
Life Science
Product, Service,
and Device
19%
Multinational
Pharmaceutical
22%
Private
Biotechnology
8%
Office With Future
Change in Use(3)
5%
Mega Cap Tech(4)
4%
Investment-Grade and
Large Cap Tech/Office(5)
7%
3%
Other (6)
Institutional
(Academic/Medical,
Non-Profit, and
U.S. Government)
9%

Percentage of ARE’s Annual Rental Revenue(1)

(1)Represents annual rental revenue in effect as of September 30, 2020. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Based on aggregate annual rental revenue in effect as of September 30, 2020. Refer to definition of “Annual rental revenue” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information on our methodology on annual rental revenue for unconsolidated real estate joint ventures.
(3)Represents annual rental revenue currently generated from office space that is targeted for a future change in use. The weighted-average remaining term of these leases is 4.1 years.
(4)Represents annual rental revenue from publicly traded tenants with an average daily market capitalization greater than $200 billion for the twelve months ended September 30, 2020.
(5)Represents primarily annual rental revenue from investment-grade or publicly traded large cap tenants. Refer to definition of “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(6)Annual rental revenues from our other tenants, aggregating 3.0%, comprise 2.6% of annual rental revenue from technology, professional services, finance, telecommunications, and construction/real estate companies and only 0.4% from retail-related tenants.

High-Quality Cash Flows From Class A Properties in AAA Locations

Class A Properties in AAA Locations	AAA Locations

San Francisco
27%
New York City
5%
San Diego
16%
Seattle
5%
6%
Maryland
4%
Research Triangle
1%
Other
Greater Boston
36%

73%
of ARE’s Annual Rental Revenue(1)
Percentage of ARE’s Annual Rental Revenue(1)

Solid Historical Occupancy(2)	Occupancy Across Key Locations(3)

94.9%[(4)]
98.3%
95.3%[(4)]
95.5%
93.7%[(4)]
91.0%[(4)]
96.0%
90.5%[(4)]
North America
Greater Boston
San Francisco
New York City
San Diego
Seattle
Maryland
Research Triangle

96%
Over 10 Years
(1)Represents annual rental revenue in effect as of September 30, 2020. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of September 30, 2020.
(3)As of September 30, 2020.
(4)Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended		Nine Months Ended			Year Ended
	September 30, 2020		September 30, 2020			December 31, 2019
	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	39.9%	30.9%	40.7%		21.5%	32.2%	17.6%
New rates	$45.44	$41.88	$49.71		$46.73	$58.65	$56.19
Expiring rates	$32.48	$31.99	$35.33		$38.47	$44.35	$47.79
RSF	605,765		1,856,917			2,427,108
Tenant improvements/leasing commissions	$54.25		$31.48			$20.28
Weighted-average lease term	5.7 years		5.5 years			5.7 years

Developed/redeveloped previously vacant space leased
New rates	$53.19	$51.44	$54.56		$52.35	$55.95	$52.19
RSF	602,617		1,132,330			2,635,614
Tenant improvements/leasing commissions	$21.51		$20.01			$13.74
Weighted-average lease term	8.2 years		8.6 years			9.8 years

Leasing activity summary (totals):
New rates	$49.30	$46.65	$51.55		$48.85	$57.25	$54.11
RSF	1,208,382		2,989,247	(2)		5,062,722
Tenant improvements/leasing commissions	$37.92		$27.14			$16.88
Weighted-average lease term	7.0 years		6.6 years			7.8 years

Lease expirations(1)
Expiring rates	$34.35	$33.96	$35.84		$38.66	$43.43	$46.59
RSF	878,172		2,732,463			2,822,434
Leasing activity includes 100% of results for each property in which we have an investment in North America.

(1)Excludes month-to-month leases aggregating 85,921 RSF and 41,809 RSF as of September 30, 2020, and December 31, 2019, respectively.
(2)During the nine months ended September 30, 2020, we granted tenant concessions/free rent averaging 2.0 months with respect to the 2,989,247 RSF leased. Approximately 60% of the leases executed during the nine months ended September 30, 2020, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of September 30, 2020:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (Per RSF)(1)	Percentage of Total Annual Rental Revenue

2020 (2)	334,386	1.1%	$33.85	0.8%
2021	1,859,483	6.3%	$40.55	5.2%
2022	2,280,636	7.7%	$45.13	7.1%
2023	3,191,670	10.8%	$43.17	9.5%
2024	2,241,387	7.6%	$45.44	7.1%
2025	2,019,632	6.9%	$48.70	6.8%
2026	1,817,562	6.2%	$47.04	5.9%
2027	2,524,893	8.6%	$50.93	8.9%
2028	2,418,414	8.2%	$50.18	8.4%
2029	1,802,961	6.1%	$54.41	6.8%
Thereafter	8,955,870	30.5%	$53.92	33.5%

(1)Represents amounts in effect as of September 30, 2020.
(2)Excludes month-to-month leases aggregating 85,921 RSF as of September 30, 2020.
The following tables present information by market with respect to our lease expirations in North America as of September 30, 2020, for the remainder of 2020, and all of 2021:

	2020 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (Per RSF)(2)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment		Remaining Expiring Leases		Total(1)

Greater Boston	20,411	—	—		34,461		54,872	$50.34
San Francisco	—	8,392	—		2,150		10,542	50.84
New York City	—	—	—		1,588		1,588	N/A
San Diego	71,814	—	—		60,355		132,169	34.84
Seattle	15,704	—	—		5,386		21,090	46.45
Maryland	8,800	—	—		11,963		20,763	28.78
Research Triangle	31,776	7,442	—		28,837		68,055	14.74
Canada	—	5,200	—		15,753		20,953	N/A
Non-cluster markets	—	4,354	—		—		4,354	54.00
Total	148,505	25,388	—		160,493		334,386	$33.85
Percentage of expiring leases	44%	8%	—%		48%		100%

	2021 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (per RSF)(2)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment		Remaining Expiring Leases(3)		Total

Greater Boston	11,957	70,332	281,529	(4)	220,296		584,114	$44.92
San Francisco	43,156	159,190	26,738		324,437		553,521	43.53
New York City	—	—	—		2,564		2,564	N/A
San Diego	89,780	—	41,475		291,231	(5)	422,486	33.63
Seattle	—	—	—		41,073		41,073	51.33
Maryland	14,109	70,310	—		25,760		110,179	25.76
Research Triangle	18,976	—	—		89,509		108,485	31.16
Canada	—	—	—		13,672		13,672	23.48
Non-cluster markets	—	—	—		23,389		23,389	64.49
Total	177,978	299,832	349,742		1,031,931		1,859,483	$40.55
Percentage of expiring leases	10%	16%	19%		55%		100%

(1)Excludes month-to-month leases aggregating 85,921 RSF as of September 30, 2020.
(2)Represents amounts in effect as of September 30, 2020.
(3)The largest remaining contractual lease expiration in 2021 is 89,576 RSF at a Class A office/laboratory building in our University Town Center submarket.
(4)Includes 79,101 RSF at The Arsenal on the Charles in our Cambridge/Inner Suburbs submarket and 202,428 RSF at the recently acquired Reservoir Woods property in our Route 128 submarket, which we plan to redevelop into office/laboratory space upon the expiration of existing leases.
(5)Includes 78,573 RSF at 9363 and 9393 Towne Centre Drive in our University Town Center submarket and 31,688 RSF at 4025 and 4031 Sorrento Valley Boulevard in our Sorrento Valley submarket, sites that are under evaluation to be developed, subject to market conditions.

Top 20 tenants

85% of Top 20 Annual Rental Revenue From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.7% of our annual rental revenue in effect as of September 30, 2020. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of September 30, 2020 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	8.0		896,867	$52,042	3.7%	A2	A+	$131.3
2	Takeda Pharmaceutical Company Ltd.	8.9		606,249	39,342	2.8	Baa2	BBB+	$57.9
3	Facebook, Inc.	11.3		903,786	38,953	2.8	—	—	$611.1
4	Illumina, Inc.	9.9		891,495	35,907	2.5	—	BBB	$47.2
5	Sanofi	7.7		494,693	33,868	2.4	A1	AA	$122.3
6	Eli Lilly and Company	8.7		531,784	33,527	2.4	A2	A+	$134.5
7	Novartis AG	7.6		441,894	31,220	2.2	A1	AA-	$220.6
8	Moderna, Inc.	11.8		597,478	30,607	2.2	—	—	$15.5
9	Uber Technologies, Inc.	62.2	(2)	1,009,188	27,379	1.9	—	—	$54.7
10	Roche	2.9	(3)	649,482	24,129	1.7	Aa3	AA	$287.1
11	bluebird bio, Inc.	6.7		312,805	23,076	1.6	—	—	$4.1
12	Maxar Technologies	4.7		478,000	21,577	1.5	—	—	$0.9
13	Massachusetts Institute of Technology	8.2		257,626	21,145	1.5	Aaa	AAA	$—
14	Merck & Co., Inc.	12.9		321,063	20,056	1.4	A1	AA-	$209.2
15	Jazz Pharmaceuticals, Inc.	9.9		198,041	20,003	1.4	—	—	$7.0
16	New York University	11.0		204,691	19,523	1.4	Aa2	AA-	$—
17	Pfizer Inc.	4.4		416,979	17,762	1.3	A1	AA-	$202.9
18	Stripe, Inc.	7.0		295,333	17,736	1.3	—	—	$—
19	Amgen Inc.	3.5		407,369	16,838	1.2	Baa1	A-	$135.2
20	United States Government	7.0		287,638	16,550	1.2	Aaa	AA+	$—
	Total/weighted-average	11.0	(2)	10,202,461	$541,240	38.4%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)Based on aggregate annual rental revenue in effect as of September 30, 2020. Refer to the definitions of “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section within this Item 2 for our methodologies on annual rental revenue from unconsolidated real estate joint ventures and average daily market capitalization.
(2)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF), and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) owned by our unconsolidated joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding the ground lease, the weighted-average remaining lease term for our top 20 tenants was 8.4 years as of September 30, 2020.
(3)Includes 197,787 RSF expiring in 2022 at our recently acquired property at 651 Gateway Boulevard in our South San Francisco submarket. Upon expiration of the lease, 651 Gateway Boulevard will be redeveloped into a Class A office/laboratory building. Excluding this 197,787 RSF, the weighted-average remaining term of space occupied by Roche is 3.3 years.

Locations of properties

The locations of our properties are diversified among a number of life science, technology, and agtech cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of September 30, 2020, in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	8,273,935	—	281,444	8,555,379	25%	70	$505,016	36%	$62.12
San Francisco	7,832,137	841,178	92,147	8,765,462	26	62	378,635	27	57.85
New York City	1,127,580	—	140,098	1,267,678	4	5	77,631	5	72.95
San Diego	6,047,894	—	63,774	6,111,668	18	77	223,660	16	39.48
Seattle	1,580,845	100,086	—	1,680,931	5	18	75,930	5	52.76
Maryland	2,820,680	261,096	—	3,081,776	9	43	78,581	6	29.34
Research Triangle	2,810,670	410,000	652,381	3,873,051	11	35	60,859	4	23.93
Canada	256,967	—	—	256,967	1	3	5,022	—	21.72
Non-cluster markets	354,879	—	—	354,879	1	11	9,092	1	36.71
Properties held for sale	123,862	—	—	123,862	—	2	942	—	N/A
North America	31,229,449	1,612,360	1,229,844	34,071,653	100%	326	$1,415,368	100%	$49.55
		2,842,204

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	9/30/20		6/30/20	9/30/19	9/30/20	6/30/20	9/30/19
Greater Boston	98.3%		98.2%	98.1%	95.0%	95.6%	97.8%
San Francisco	95.3	(1)	94.7	99.0	94.2	90.6	94.0
New York City	95.5		97.1	99.2	84.8	86.2	88.1
San Diego	93.7	(1)	91.8	92.8	92.7	90.8	92.8
Seattle	91.0	(2)	95.1	97.7	91.0	95.1	97.7
Maryland	96.0		93.9	96.2	96.0	93.2	94.7
Research Triangle	90.5	(1)	96.8	97.8	73.4	96.8	96.6
Subtotal	95.2		95.1	97.0	91.5	92.6	94.8
Canada	90.0		90.0	93.7	90.0	90.0	93.7
Non-cluster markets	69.8		70.8	75.6	69.8	70.8	75.6
North America	94.9%	(1)	94.8%	96.6%	91.3%	92.3%	94.5%

(1)Includes 859,479 RSF, or 2.8%, of vacancy in our North America markets, representing lease-up opportunities at properties recently acquired (noted below). Excluding these acquired vacancies, occupancy of operating properties in North America was 97.7% as of September 30, 2020, up 60 bps from 97.1% as of June 30, 2020.

		As of September 30, 2020			As of June 30, 2020
		Vacant	Occupancy Impact		Vacant	Occupancy Impact
Property	Submarket/Market	RSF	Region	Consolidated	RSF	Region	Consolidated
Alexandria Center® for Life Science – Durham	Research Triangle/Research Triangle	251,465	8.9%	0.8%	N/A	N/A	N/A
601, 611, and 651 Gateway Boulevard	South San Francisco/San Francisco	202,871	2.6%	0.7	201,570	2.6%	0.7%
SD Tech by Alexandria	Sorrento Mesa/San Diego	76,639	1.3%	0.2	182,484	3.0%	0.6
5505 Morehouse Drive	Sorrento Mesa/San Diego	71,021	1.2%	0.2	71,016	1.2%	0.3
Other acquisitions	Various	257,483	N/A	0.9	192,701	N/A	0.7
		859,479		2.8%	647,771		2.3%
(2)Includes 50,387 RSF at 2301 5th Avenue in our Lake Union submarket that became vacant during the three months ended September 30, 2020. This space is leased to an investment-grade rated technology tenant that is expected to occupy the space during the three months ending December 31, 2020. Excluding this temporary vacancy, Seattle occupancy would have been 94.2% as of September 30, 2020.

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

As of the date of this report, construction activities were in process at all of our active construction projects. Construction workers continue to observe social distancing and follow rules that restrict gatherings of large groups of people in close proximity, as well as adhere to other appropriate measures that may slow the pace of construction.

Our investments in real estate consisted of the following as of September 30, 2020 (dollars in thousands):

		Development and Redevelopment
	Operating	Under Construction	Near Term	Intermediate Term	Future	Subtotal	Total
Investments in real estate
Book value as of September 30, 2020(1)	$17,263,040	$1,396,144	$887,338	$503,167	$594,877	$3,381,526	$20,644,566

Square footage
Operating	31,229,449	—	—	—	—	—	31,229,449
New Class A development and redevelopment properties	—	2,842,204	4,209,933	4,071,592	7,548,480	18,672,209	18,672,209
Value-creation square feet currently included in rental properties(2)	—	—	(300,010)	(800,828)	(1,411,797)	(2,512,635)	(2,512,635)
Total square footage	31,229,449	2,842,204	3,909,923	3,270,764	6,136,683	16,159,574	47,389,023

(1)Balances exclude our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.
(2)Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.

Acquisitions

Our real estate asset acquisitions during the nine months ended September 30, 2020, consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy		Square Footage					Unlevered Yields				Purchase Price
						Future Development		Active Redevelopment	Operating With Future Development/ Redevelopment	Operating	Initial Stabilized		Initial Stabilized (Cash)

Nine months ended September 30, 2020:
Alexandria Center® for Life Science – Durham	Research Triangle/ Research Triangle	8/21/20	16	84%		—		652,381	100,145	1,485,621	(1)		(1)		$590,412
Reservoir Woods	Route 128/ Greater Boston	8/25/20	3	100		440,000		—	515,273	—	(2)		(2)		325,307
275 Grove Street	Route 128/ Greater Boston	1/10/20	1	99		—		—	—	509,702	8.0%		6.7%		226,512
601, 611, and 651 Gateway Boulevard (51% interest in consolidated JV)	South San Francisco/ San Francisco	1/28/20	3	73	(3)	260,000		—	300,010	475,993	(4)		(4)		(4)
3181 Porter Drive	Greater Stanford/ San Francisco	8/6/20	1	100		—		—	—	104,011	7.2%		5.0%		115,200
987 and 1075 Commercial Street	Greater Stanford/ San Francisco	4/14/20	2	N/A		700,000	(5)	—	26,738	—	(2)		(2)		113,250
One Upland Road	Route 128/ Greater Boston	8/19/20	1	100		450,000		—	—	243,082	6.3%	(6)	5.6%	(6)	110,257
3330 and 3412 Hillview Avenue	Greater Stanford/ San Francisco	2/5/20	2	100		—		—	—	106,316	7.6%		4.2%		105,000
9808 and 9868 Scranton Road(7)	Sorrento Mesa/ San Diego	1/10/20	2	88		—		—	—	219,628	7.3%		6.8%		102,250
11255 and 11355 North Torrey Pines Road	Torrey Pines/ San Diego	7/22/20	2	100		240,000	(5)	—	139,135	—	(2)		(2)		97,500
4555 Executive Drive	University Town Center/San Diego	6/2/20	1	100		200,000		—	41,475	—	(2)		(2)		43,000
Other	Various	Various	5	44		907,313		63,774	113,401	180,960	N/A		N/A		154,061
			39	86%		3,197,313		716,155	1,236,177	3,325,313					$1,982,749

(1)The campus includes 16 properties, of which three properties aggregating 652,381 RSF are currently undergoing active redevelopment. We expect to achieve unlevered initial stabilized yields of 6.2% and 5.8% (cash basis) for the 13 operating properties. These operating properties generate 99% of annual rental revenue from investment-grade tenants. Refer to “New Class A development and redevelopment properties: current projects” within this Item 2 for additional details on the three properties undergoing active redevelopment.
(2)We expect to provide total estimated costs and related yields for development and redevelopment projects in the future, subsequent to the commencement of construction.
(3)Includes 202,871 RSF of vacancy as of September 30, 2020. Refer to the “Summary of occupancy percentages in North America” section earlier within this Item 2 for additional details.
(4)Refer to the Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional details on this transaction.
(5)Represents total square footage upon completion of development or redevelopment of a new Class A property. Square footage presented includes RSF of buildings currently in operation. We intend to demolish the existing properties upon expiration of the existing in-place leases and commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(6)Represents unlevered initial stabilized yields for the operating property excluding excess land.
(7)In April 2020, we completed the sale of properties at 9808 and 9868 Scranton Road to the existing SD Tech by Alexandria consolidated real estate joint venture, of which we own 50%. We received proceeds of $51.1 million for the 50% interest in the properties that our joint venture partner acquired through the joint venture. We continue to control and consolidate this joint venture; therefore, we accounted for the sale as an equity transaction with no gain or loss recognized in earnings.

Dispositions

Our completed dispositions of real estate assets during the nine months ended September 30, 2020, consisted of the following (dollars in thousands, except for sales price per RSF):

Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Sales Price	Sales Price per RSF	Gain
945 Market Street(1)	SoMa/San Francisco	9/4/20	99.5%	255,765	$198,000	$774	$—
9808 and 9868 Scranton Road	Sorrento Mesa/San Diego	4/13/20	50%	219,628	51,104	$465	(2)
Other	Route 495/Greater Boston	8/7/20	100%	60,759	3,350	$55	1,603
				536,152	$252,454		$1,603

(1)Upon approval for sale by our Board of Directors in September 2020, the asset met the criteria for classification as held for sale, and we recognized an impairment charge of $6.8 million to lower the carrying amount to the estimated fair value less costs to sell. In September 2020, we completed the disposition and sold our ownership interest in this recently acquired property, which is expected to be used as retail space by the buyer. Refer to Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements under Item 1 of this report for further discussion.
(2)We completed the sale of properties at 9808 and 9868 Scranton Road in our Sorrento Mesa submarket to the existing SD Tech by Alexandria consolidated real estate joint venture, in which we have a 50% ownership interest. We continue to control and consolidate this real estate joint venture; therefore, we accounted for the difference between the consideration received and the book value of the interest sold as an equity transaction, with no gain or loss recognized in earnings.

Sustainability

SUSTAINABILITY

Championing health, wellness, and safety in our buildings and reducing carbon pollution

Recognized Leader in Health, Wellness & Safety

LATEST ACHIEVEMENT

First-Ever Company to Earn Fitwel Viral Response Certification With Distinction

2020 DISTINCTION — Fitwel® Viral Response Certified

HEALTHY BUILDING GOAL [1]

50 Total Certifications by 2025

HEALTHY BUILDING PROGRESS [1]

44 Certified or in Progress as of September 30, 2020

ESG Program Recognition

GRESB® ★★★★★ — GRESB 5 Star Rating 2019

A — GRESB Disclosure Score 2019 | 2018

A — MSCI ESG Rating 2019

Decarbonizing Construction

Pursuing LEED Gold/Platinum

LEED — Leadership in Energy & Environmental Design

Longstanding commitment to LEED certification, which has driven our issuance of $1 billion in green bonds

Pursuing Zero Energy

International Living Future Institute℠

On track to achieve Zero Energy Certification for 685 Gateway Boulevard in San Francisco

Reducing Embodied Carbon

EC3

First REIT to use the EC3 tool to measure and reduce embodied carbon in construction

2025 Goals & Progress for Buildings in Operation

	Carbon Pollution (MTCO2e) [2]	Energy Consumption (kWh) [2]	Potable Water Consumption (Gal) [2]	Waste Diversion (Ton) [3]
GOAL	30% REDUCTION	25% REDUCTION	10% REDUCTION	45% DIVERSION
PROGRESS	2015-2019[4] 17.9%	2015-2019[4] 18.8%	2015-2019[4] 6.0%	2019[5] 44.7%

(1)13 projects have been certified and another 31 projects are in process targeting WELL or Fitwel certification.
(2)Relative to a 2015 baseline for buildings in operation that Alexandria directly manages.
(3)Relative to a 2015 baseline for buildings in operation that Alexandria indirectly and directly manages.
(4)Reflects sum of annual like-for-like progress from 2015 to 2019.
(5)Reflects progress for all buildings in operation in 2019 that Alexandria indirectly and directly manages.

SOCIAL RESPONSIBILITY

DISTRIBUTED
54,000+
PIECES OF PPE
TO DATE

Donated more than $1 million to several national and regional organizations supporting communities adversely affected by the COVID-19 pandemic

$1M+

ROBIN HOOD | ROAR (RELIEF OPPORTUNITIES FOR ALL RESTAURANTS) | FEEDING AMERICA | PROJECT ANGEL FOOD | FIRST RESPONDERS CHILDREN'S FOUNDATION

Alexandria and Verily pioneered a fully integrated campus that provides a full continuum of care to help people live free of addiction. In September 2020, we celebrated the delivery of OneFifteen Living, a three-story residential housing facility that serves as a safe place for patients to live as they access on-campus, comprehensive, evidence-based treatment.

Empowering Students Through Educational Opportunities

Deep partnerships with highly impactful community organizations provide the educational support and resources needed to build foundations that pave paths for the long-term success of underprivileged, low-income students.

EMILY K CENTER | COMPUTER SCIENCE FOR ALL | BREAKTHROUGH GREATER BOSTON

New Class A development and redevelopment properties: current projects

The Arsenal on the Charles	201 Haskins Way	Alexandria District for Science and Technology
Greater Boston/ Cambridge/Inner Suburbs	San Francisco/South San Francisco	San Francisco/Greater Stanford
281,444 RSF	315,000 RSF	526,178 RSF

3160 Porter Drive	Alexandria Center® – Long Island City	9877 Waples Street
San Francisco/Greater Stanford	New York City/New York City	San Diego/Sorrento Mesa
92,147 RSF	140,098 RSF	63,774 RSF

New Class A development and redevelopment properties: current projects (continued)

1165 Eastlake Avenue East	9804 Medical Center Drive	9950 Medical Center Drive
Seattle/Lake Union	Maryland/Rockville	Maryland/Rockville
100,086 RSF	176,832 RSF	84,264 RSF

Alexandria Center® for Life Science – Durham	Alexandria Center® for AgTech	Alexandria Center® for Advanced Technologies
Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle
652,381 RSF	160,000 RSF	250,000 RSF

New Class A development and redevelopment properties: current projects (continued)

The following tables set forth a summary of our new Class A development and redevelopment properties under construction and pre-leased near-term projects as of September 30, 2020 (dollars in thousands):

Property/Market/Submarket		Square Footage					Percentage
	Dev/Redev	In Service		CIP	Total		Leased		Leased/Negotiating		Initial Occupancy(1)
Under construction in 2Q20
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	Redev	554,844	(2)	281,444	836,288		73%		91%		2021
201 Haskins Way/San Francisco/South San Francisco	Dev	—		315,000	315,000		42		88		2Q21
Alexandria District for Science and Technology/San Francisco/Greater Stanford	Dev	—		526,178	526,178		59		81		1Q21
3160 Porter Drive/San Francisco/Greater Stanford	Redev	—		92,147	92,147		20		20		1H21
Alexandria Center® – Long Island City/New York City/New York City	Redev	36,661		140,098	176,759		21		43		1Q21
9877 Waples Street/San Diego/Sorrento Mesa	Redev	—		63,774	63,774		100		100		1Q21
1165 Eastlake Avenue East/Seattle/Lake Union	Dev	—		100,086	100,086		100		100		2Q21
9804 Medical Center Drive/Maryland/Rockville	Dev	—		176,832	176,832		100		100		1Q21
9950 Medical Center Drive/Maryland/Rockville	Dev	—		84,264	84,264		100		100		2021
Alexandria Center® for AgTech/Research Triangle/Research Triangle(3)	Redev/Dev	180,400		160,000	340,400		55		55		2021
		771,905		1,939,823	2,711,728		63		80
Additions in 3Q20
Alexandria Center® for Life Science – Durham/Research Triangle/ Research Triangle(4)	Redev	—		652,381	652,381		50		58		1H21/2022
Alexandria Center® for Advanced Technologies/Research Triangle/ Research Triangle	Dev	—		250,000	250,000	(5)	40	(5)	44	(5)	2H21/2022
		—		902,381	902,381		47		54
Pre-leased near-term projects
3115 Merryfield Row/San Diego/Torrey Pines(6)	Dev	—		146,456	146,456	(6)	41		80
Alexandria Point/San Diego/University Town Center(7)	Dev	—		171,102	171,102	(7)	100		100
SD Tech by Alexandria/San Diego/Sorrento Mesa(8)	Dev	—		176,428	176,428	(8)	59		59
		—		493,986	493,986		68		80
Total		771,905		3,336,190	4,108,095		60%		74%

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
(2)We expect to redevelop 79,101 RSF of office spaces (acquired leases included in operating RSF) into office/laboratory space upon expiration of the existing leases in the next few quarters.
(3)The new strategic collaborative agtech campus consists of Phase I at 5 Laboratory Drive, including campus amenities, and Phase II at 9 Laboratory Drive.
(4)The recently acquired Alexandria Center® for Life Science – Durham redevelopment project includes three properties at 40 Moore Drive, 2400 Ellis Road, and 14 TW Alexander Drive. 2400 Ellis Road is 100% leased, with initial occupancy anticipated in the first half of 2021 and stabilized occupancy expected for the remaining buildings in 2022.
(5)Represents 150,000 RSF with 7% negotiating at 8 Davis Drive and 100,000 RSF with 100% leased at 10 Davis Drive. Vertical construction at 10 Davis Drive is expected to commence in the second quarter of 2021.
(6)We expect to commence vertical construction in the fourth quarter of 2020.
(7)Represents our 4150 Campus Point Court property and is expected to commence vertical construction in the second quarter of 2021.
(8)Represents our 10055 Barnes Canyon Road property and is expected to commence vertical construction in the second quarter of 2021.

New Class A development and redevelopment properties: current projects (continued)

	Our Ownership Interest							Unlevered Yields
Property/Market/Submarket			In Service	CIP	Cost to Complete	Total at Completion		Initial Stabilized		Initial Stabilized (Cash Basis)

Under construction in 2Q20
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	100%		$397,281	$156,773	TBD
201 Haskins Way/San Francisco/South San Francisco	100%		—	236,338	$133,662	$370,000	(1)	6.4%		6.2%
Alexandria District for Science and Technology/San Francisco/Greater Stanford	100%		—	419,909	$210,091	$630,000	(1)	6.4%		6.1%
3160 Porter Drive/San Francisco/Greater Stanford	100%		—	49,239	TBD
Alexandria Center® – Long Island City/New York City/New York City	100%		16,627	124,088	$43,585	$184,300		5.5%		5.6%
9877 Waples Street/San Diego/Sorrento Mesa	100%		—	21,985	$7,215	$29,200		8.6%		7.9%
1165 Eastlake Avenue East/Seattle/Lake Union	100%		—	91,267	$46,733	$138,000		6.5%	(2)	6.3%	(2)
9804 Medical Center Drive/Maryland/Rockville	100%		—	70,735	$24,665	$95,400		7.7%		7.2%
9950 Medical Center Drive/Maryland/Rockville	100%		—	40,105	$14,195	$54,300		7.3%		6.8%
Alexandria Center® for AgTech/Research Triangle/Research Triangle	100%		88,645	45,880	TBD
			502,553	1,256,319
Additions in 3Q20
Alexandria Center® for Life Science – Durham/Research Triangle/Research Triangle	100%		—	117,197	TBD
Alexandria Center® for Advanced Technologies/Research Triangle/Research Triangle	100%		—	22,628
			—	139,825
Pre-leased near-term projects
3115 Merryfield Row/San Diego/Torrey Pines	100%		—	56,428
Alexandria Point/San Diego/University Town Center	55%	(3)	—	25,422
SD Tech by Alexandria/San Diego/Sorrento Mesa	50%	(3)	—	13,536
			—	95,386
Total			$502,553	$1,491,530

(1)Increases to our projected total cost at completion are primarily due to the development of our Alexandria GradLabsTM and other changes in design. Alexandria GradLabsTM is a highly flexible, life science platform designed to provide post-seed-stage life science companies with turnkey, fully furnished office/laboratory suites and an accelerated, scalable path for growth.
(2)Unlevered yields represent anticipated aggregate returns for 1165 Eastlake Avenue East, an amenity-rich research headquarters for Adaptive Biotechnologies Corporation, and 1208 Eastlake Avenue East, an adjacent multi-tenant office/laboratory building.
(3)Refer to the “Consolidated and unconsolidated real estate joint ventures” section under this Item 2 for additional information.

New Class A development and redevelopment properties: summary of pipeline

The following table summarizes the key information for all our development and redevelopment projects in North America as of September 30, 2020 (dollars in thousands):

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment							Total
			Under Construction	Near Term		Intermediate Term		Future

Greater Boston
The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	$174,275	281,444	—		—		200,000		481,444
325 Binney Street/Cambridge	100%	122,218	—	450,000		—		—		450,000
15 Necco Street/Seaport Innovation District	98.0%	180,915	—	350,000		—		—		350,000
57 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	45,469	—	275,000		—		—		275,000
10 Necco Street/Seaport Innovation District	100%	90,156	—	—		175,000		—		175,000
Reservoir Woods/Route 128	100%	41,341	—	—		202,428	(1)	752,845	(1)	955,273
215 Presidential Way/Route 128	100%	6,724	—	—		112,000		—		112,000
Alexandria Technology Square®/Cambridge	100%	7,881	—	—		—		100,000		100,000
99 A Street/Seaport Innovation District	95.8%	44,040	—	—		—		235,000		235,000
One Upland Road and 100 Tech Drive/Route 128	100%	8,039	—	—		—		750,000		750,000
231 Second Avenue/Route 128	100%	1,093	—	—		—		32,000		32,000
Other value-creation projects	100%	9,763	—	—		—		16,955		16,955
		731,914	281,444	1,075,000		489,428		2,086,800		3,932,672
San Francisco
201 Haskins Way/South San Francisco	100%	236,338	315,000	—		—		—		315,000
Alexandria District for Science and Technology/Greater Stanford	100%	667,179	526,178	—		700,000	(1)	587,000	(1)	1,813,178
3160 Porter Drive/Greater Stanford	100%	49,239	92,147	—		—		—		92,147
88 Bluxome Street/SoMa	100%	269,775	—	1,070,925		—		—		1,070,925
Alexandria Technology Center® – Gateway/South San Francisco	45.0%	44,537	—	517,010	(1)	—		291,000		808,010
3825 and 3875 Fabian Way/Greater Stanford	100%	—	—	—		250,000	(1)	228,000	(1)	478,000
505 Brannan Street, Phase II/SoMa	99.7%	18,979	—	—		165,000		—		165,000
East Grand Avenue/South San Francisco	100%	6,112	—	—		—		90,000		90,000
Other value-creation projects	100%	54,603	—	—		191,000		25,000		216,000
		$1,346,762	933,325	1,587,935		1,306,000		1,221,000		5,048,260

(1)Represents total square footage upon completion of development or redevelopment of a new Class A property. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities, with the intent to demolish or redevelop the existing property upon expiration of the existing in-place leases and commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment						Total
			Under Construction	Near Term	Intermediate Term		Future

New York City
Alexandria Center® – Long Island City/New York City	100%	$124,088	140,098	—	—		—		140,098
47-50 30th Street/New York City	100%	28,746	—	135,938	—		—		135,938
Alexandria Center® for Life Science – New York City/New York City	100%	52,503	—	—	550,000	(1)	—		550,000
219 East 42nd Street/New York City	100%	—	—	—	—		579,947	(2)	579,947
		205,337	140,098	135,938	550,000		579,947		1,405,983
San Diego
9877 Waples Street/Sorrento Mesa	100%	21,985	63,774	—	—		—		63,774
3115 Merryfield Row/Torrey Pines	100%	56,428	—	146,456	—		—		146,456
Alexandria Point/University Town Center	(3)	101,350	—	351,102	249,164	(4)	320,281	(4)	920,547
SD Tech by Alexandria/Sorrento Mesa	(3)	88,128	—	366,502	160,000		333,845		860,347
Townsgate by Alexandria/Del Mar Heights	100%	22,057	—	185,000	—		—		185,000
10931 and 10933 Torrey Pines Road/Torrey Pines	100%	—	—	—	242,000	(4)	—		242,000
University District/University Town Center	100%	52,820	—	—	600,000	(4)(5)	—		600,000
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%	105,236	—	—	—		240,000	(4)	240,000
5200 Illumina Way/University Town Center	51%	12,302	—	—	—		451,832		451,832
Vista Wateridge/Sorrento Mesa	100%	4,175	—	—	—		163,000		163,000
4045 and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	7,669	—	—	—		149,000	(4)	149,000
Other value-creation projects	100%	—	—	—	—		50,000		50,000
		472,150	63,774	1,049,060	1,251,164		1,707,958		4,071,956
Seattle
1165 Eastlake Avenue East/Lake Union	100%	91,267	100,086	—	—		—		100,086
701 Dexter Avenue North/Lake Union	100%	49,737	—	217,000	—		—		217,000
1150 Eastlake Avenue East/Lake Union	100%	44,932	—	—	260,000		—		260,000
601 Dexter Avenue North/Lake Union	100%	34,931	—	—	—		188,400	(4)	188,400
1010 4th Avenue South/SoDo	100%	48,812	—	—	—		544,825		544,825
830 4th Avenue South/SoDo	100%	—	—	—	—		52,488	(4)	52,488
Other value-creation projects	100%	5,673	—	—	—		35,000		35,000
		$275,352	100,086	217,000	260,000		820,713		1,397,799

(1)We are currently negotiating a long-term ground lease with the City of New York for the future site of a new building approximating 550,000 RSF.
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
(5)Includes our recently acquired project at 4555 Executive Drive and 9363, 9373, and 9393 Towne Centre Drive in our University Town Center submarket, which are currently under evaluation for development, subject to future market conditions.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total
			Under Construction	Near Term	Intermediate Term	Future

Maryland
9804 and 9800 Medical Center Drive/Rockville	100%	$72,306	176,832	—	—	64,000	240,832
9950 Medical Center Drive/Rockville	100%	40,105	84,264	—	—	—	84,264
14200 Shady Grove Road/Rockville	100%	27,969	—	145,000	145,000	145,000	435,000
		140,380	261,096	145,000	145,000	209,000	760,096
Research Triangle
Alexandria Center® for Life Science – Durham/Research Triangle	100%	117,197	652,381	—	—	—	652,381
Alexandria Center® for AgTech, Phase II/Research Triangle	100%	45,880	160,000	—	—	—	160,000
Alexandria Center® for Advanced Technologies/Research Triangle	100%	38,517	250,000	—	70,000	700,000	1,020,000
Other value-creation projects	100%	4,195	—	—	—	76,262	76,262
		205,789	1,062,381	—	70,000	776,262	1,908,643
Other value-creation projects	100%	3,842	—	—	—	146,800	146,800
Total		3,381,526	2,842,204	4,209,933	4,071,592	7,548,480	18,672,209	(1)

Key pending acquisition
Mercer Mega Block/Lake Union	TBD	TBD	—	—	—	800,000	800,000
		$3,381,526	2,842,204	4,209,933	4,071,592	8,348,480	19,472,209

(1)Total square footage includes 2,512,635 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

Summary of capital expenditures

Our construction spending for the nine months ended September 30, 2020, consisted of the following (in thousands):

Construction Spending	Nine Months Ended September 30, 2020
Additions to real estate – consolidated projects	$1,072,102
Investments in unconsolidated real estate joint ventures	3,291
Contributions from noncontrolling interests	(14,515)
Construction spending (cash basis)	1,060,878
Change in accrued construction	(15,980)
Construction spending for the nine months ended September 30, 2020	1,044,898
Projected construction spending for the three months ending December 31, 2020	305,102
Guidance midpoint	$1,350,000

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

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our most recent annual report on Form 10-K for the year ended December 31, 2019, and our subsequent quarterly reports on Form 10-Q. We believe such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt, gains or losses on early termination of interest rate hedge agreements, and preferred stock redemption charges are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and significant termination fees are not related to the operating performance of our real estate assets as they result from strategic, corporate-level decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decline below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020	2019	2020		2019	2020	2019
(In millions, except per share amounts)	Amount		Per Share – Diluted		Amount			Per Share – Diluted
Unrealized (losses) gains on non-real estate investments	$(14.0)	$(70.0)	$(0.11)	$(0.62)	$140.5		$13.2	$1.13	$0.12
Gain on sales of real estate	1.6	—	0.01	—	1.6		—	0.01	—
Impairment of real estate	(7.7)	—	(0.06)	—	(30.5)	(1)	—	(0.24)	—
Impairment of non-real estate investments	—	(7.1)	—	(0.06)	(24.5)		(7.1)	(0.20)	(0.06)
Loss on early extinguishment of debt	(52.8)	(40.2)	(0.42)	(0.36)	(52.8)		(47.6)	(0.42)	(0.43)
Loss on early termination of interest rate hedge agreements	—	(1.7)	—	(0.02)	—		(1.7)	—	(0.02)
Termination fee(2)	86.2	—	0.69	—	86.2		—	0.69	—
Acceleration of stock compensation expense due to executive officer resignation	(4.5)	—	(0.04)	—	(4.5)		—	(0.04)	—
Preferred stock redemption charge	—	—	—	—	—		(2.6)	—	(0.02)
Total	$8.8	$(119.0)	$0.07	$(1.06)	$116.0		$(45.8)	$0.93	$(0.41)

(1)Amount includes $7.6 million impairment of our investment in a recently developed retail property held by our unconsolidated real estate joint venture. This impairment was recognized during the three months ended March 31, 2020, and was classified in equity in earnings of unconsolidated real estate joint ventures within our consolidated statements of operations.
(2)Refer to the section titled “Income from rentals” in Note 5 – “Leases” to our unaudited consolidated financial statements under Item 1 of this report for detail.

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For additional information on the determination of our Same Properties portfolio, refer to the definition of “Same property comparisons” in the “Non-GAAP measures and definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three and nine months ended September 30, 2020:

	September 30, 2020
	Three Months Ended	Nine Months Ended
Percentage change in net operating income over comparable period from prior year	2.9%	2.3%
Percentage change in net operating income (cash basis) over comparable period from prior year	4.9%	4.8%
Operating margin	72%	73%
Number of Same Properties	231	212
RSF	21,976,080	21,187,350
Occupancy – current-period average	96.4%	96.6%
Occupancy – same-period prior-year average	96.3%	96.8%

The following table reconciles the number of Same Properties to total properties for the nine months ended September 30, 2020:

Development – under construction	Properties
9804 Medical Center Drive	1
9950 Medical Center Drive	1
Alexandria District for Science and Technology	2
201 Haskins Way	1
1165 Eastlake Avenue East	1
9 Laboratory Drive	1
Alexandria Center® for Advanced Technologies	2
9
Development – placed into service after January 1, 2019	Properties
399 Binney Street	1
279 East Grand Avenue	1
188 East Blaine Street	1
3
Redevelopment – under construction	Properties
Alexandria Center® – Long Island City	1
3160 Porter Drive	1
The Arsenal on the Charles	5
9877 Waples Street	1
Alexandria Center® for Life Science – Durham	3
11
Redevelopment – placed into service after January 1, 2019	Properties
Alexandria PARC	4
681 and 685 Gateway Boulevard	2
266 and 275 Second Avenue	2
5 Laboratory Drive	1
9

Acquisitions after January 1, 2019	Properties
25, 35, and 45 West Watkins Mill Road	3
3170 and 3181 Porter Drive	2
Shoreway Science Center	2
3911, 3931, and 4075 Sorrento Valley Boulevard	3
260 Townsend Street	1
5 Necco Street	1
601 Dexter Avenue North	1
4224/4242 Campus Point Court and 10210 Campus Point Drive	3
3825 and 3875 Fabian Way	2
SD Tech by Alexandria	11
The Arsenal on the Charles	6
275 Grove Street	1
601, 611, and 651 Gateway Boulevard	3
3330 and 3412 Hillview Avenue	2
9605 Medical Center Drive	1
220 2nd Avenue South	1
987 and 1075 Commercial Street	2
4555 Executive Drive	1
Alexandria Center® for Life Science – Durham	13
Reservoir Woods	3
One Upland Road	1
830 4th Avenue South	1
11255 and 11355 North Torrey Pines Road	2
Other	8
	74

Unconsolidated real estate JVs	6
Properties held for sale	2
Total properties excluded from Same Properties	114
Same Properties	212	(1)
Total properties in North America as of September 30, 2020	326

(1)Includes 9880 Campus Point Drive and 3545 Cray Court. The 9880 Campus Point Drive building was occupied through January 2018 and is currently in active development, and 3545 Cray Court was delivered during the three months ended September 30, 2020.

Comparison of results for the three months ended September 30, 2020, to the three months ended September 30, 2019

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income (loss), respectively.

For additional discussion related to the COVID-19 pandemic and its impact to us, refer to “The COVID-19 pandemic” section within this Item 2. In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

	Three Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Income from rentals:
Same Properties	$277,811	$274,419	$3,392	1.2%
Non-Same Properties(1)	160,582	18,763	141,819	755.8
Rental revenues	438,393	293,182	145,211	49.5

Same Properties	91,820	87,801	4,019	4.6
Non-Same Properties	13,199	4,793	8,406	175.4
Tenant recoveries	105,019	92,594	12,425	13.4

Income from rentals	543,412	385,776	157,636	40.9

Same Properties	95	85	10	11.8
Non-Same Properties	1,535	4,623	(3,088)	(66.8)
Other income	1,630	4,708	(3,078)	(65.4)

Same Properties	369,726	362,305	7,421	2.0
Non-Same Properties	175,316	28,179	147,137	522.2
Total revenues	545,042	390,484	154,558	39.6

Same Properties	102,074	102,292	(218)	(0.2)
Non-Same Properties	38,369	14,158	24,211	171.0
Rental operations	140,443	116,450	23,993	20.6

Same Properties	267,652	260,013	7,639	2.9
Non-Same Properties	136,947	14,021	122,926	876.7
Net operating income	$404,599	$274,034	$130,565	47.6%

Net operating income – Same Properties	$267,652	$260,013	$7,639	2.9%
Straight-line rent revenue	(20,840)	(23,666)	2,826	(11.9)
Amortization of acquired below-market leases	(3,651)	(4,545)	894	(19.7)
Net operating income – Same Properties (cash basis)	$243,161	$231,802	$11,359	4.9%

(1)Includes a termination fee recognized during the three months ended September 30, 2020. Refer to the section titled “Income from rentals” in Note 5 – “Leases” to our unaudited consolidated financial statements under Item 1 of this report for detail.

Income from rentals

Total income from rentals for the three months ended September 30, 2020, increased by $157.6 million, or 40.9%, to $543.4 million, compared to $385.8 million for the three months ended September 30, 2019, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the three months ended September 30, 2020, increased by $145.2 million, or 49.5%, to $438.4 million, compared to $293.2 million for the three months ended September 30, 2019. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $141.8 million, which included a termination fee of $89.5 million recognized in connection with the termination of our contract for a future lease at our development project at 88 Bluxome Street in our SoMa submarket during three months ended September 30, 2020. Refer to the section titled “Income from rentals” in Note 5 – “Leases” to our unaudited consolidated financial statements under Item 1 of this report for detail. The remaining increase in rental revenues from our Non-Same Properties was primarily due to the 241,312 RSF of development and redevelopment projects placed into service subsequent to July 1, 2019, and 61 operating properties aggregating 6.3 million RSF acquired subsequent to July 1, 2019.

Rental revenues from our Same Properties for the three months ended September 30, 2020, increased by $3.4 million, or 1.2%, to $277.8 million, compared to $274.4 million for the three months ended September 30, 2019. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since July 1, 2019. The increase was partially offset by the effect of reduced revenues generated from our transient parking, retail tenants, and amenities, which had no or limited operations due to COVID-19 restrictions.

Tenant recoveries

Tenant recoveries for the three months ended September 30, 2020, increased by $12.4 million, or 13.4%, to $105.0 million, compared to $92.6 million for the three months ended September 30, 2019. The increase was primarily from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to July 1, 2019, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the three months ended September 30, 2020, increased by $4.0 million, or 4.6%, primarily due to an increase in recoverable property tax expenses resulting from higher assessed values of our properties, higher property insurance, and higher repairs and maintenance expenses during the three months ended September 30, 2020, as discussed under “Rental operations” below. As of September 30, 2020, 93% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended September 30, 2020 and 2019, was $1.6 million and $4.7 million, respectively, primarily consisting of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the three months ended September 30, 2020, increased by $24.0 million, or 20.6%, to $140.4 million, compared to $116.5 million for the three months ended September 30, 2019. The increase was primarily due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Income from rentals.”

Same Properties’ rental operating expenses decreased by $0.2 million, or 0.2%, to $102.1 million during the three months ended September 30, 2020, compared to $102.3 million for the three months ended September 30, 2019. The decrease was primarily due to the reduced operating expenses related to retail tenants and amenities, which had no or limited operations due to COVID-19 restrictions during the three months ended September 30, 2020. The decrease was partially offset by the increase in recoverable property tax expenses resulting from higher assessed values of our properties, higher property insurance, and higher repairs and maintenance expenses.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2020, increased by $9.0 million, or 32.2%, to $36.9 million, compared to $27.9 million for the three months ended September 30, 2019. Approximately $4.5 million of the increase was the result of the acceleration of stock compensation expense recognized in connection with the resignation of an executive officer during the three months ended September 30, 2020. This former executive officer remains a consultant to the company. A portion of unvested stock outstanding will continue to vest pursuant to the original terms of the awards. This was deemed a modification for accounting purposes due to a significant reduction in future services to the company and resulted in an acceleration of unamortized compensation. The remaining increase was related to continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired subsequent to July 1, 2019, as discussed under “Income from rentals” above. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2020 and 2019, were 9.9% and 9.7%, respectively.

Interest expense

Interest expense for the three months ended September 30, 2020 and 2019, consisted of the following (dollars in thousands):

	Three Months Ended September 30,
Component	2020	2019	Change
Interest incurred	$75,874	$70,761	$5,113
Capitalized interest	(32,556)	(24,558)	(7,998)
Interest expense	$43,318	$46,203	$(2,885)

Average debt balance outstanding(1)	$8,070,031	$6,775,130	$1,294,901
Weighted-average annual interest rate(2)	3.8%	4.2%	(0.4)%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$700 million unsecured senior notes payable	3.91%	July/September 2019	$2,734
$750 million unsecured senior notes payable	3.48%	July 2019	988
$400 million unsecured senior notes payable	2.87%	September 2019	2,181
$700 million unsecured senior notes payable	5.05%	March 2020	8,585
$1.0 billion unsecured senior notes payable	1.97%	August 2020	2,939
Fluctuations in interest rate and average balance:
$1.0 billion commercial paper program			512
Other increase in interest			198
Total increases			18,137
Decreases in interest incurred due to:
Repayments of debt:
$550 million unsecured senior notes payable	4.75%	July/August 2019	(1,746)
$400 million unsecured senior notes payable	2.96%	July/August 2019	(675)
$500 million unsecured senior notes payable	4.04%	August/September 2020	(2,255)
Unsecured senior bank term loan	Various	Various	(1,360)
Unsecured senior line of credit			(5,277)
Interest rate hedge agreement in effect during the three months ended September 30, 2019			(1,711)
Total decreases			(13,024)
Change in interest incurred			5,113
Increase in capitalized interest			(7,998)
Total change in interest expense			$(2,885)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2020, increased by $41.3 million, or 30.4%, to $176.8 million, compared to $135.6 million for the three months ended September 30, 2019. The increase was primarily due to additional depreciation from 241,312 RSF of development and redevelopment projects placed into service subsequent to July 1, 2019, and 61 operating properties aggregating 6.3 million RSF acquired subsequent to July 1, 2019.

Gain on sales of real estate

During the three months ended September 30, 2020, we recognized a gain on sale of real estate of $1.6 million in connection with our sale of 30 Bearfoot Road in our Route 495 submarket. We completed the sale of the real estate asset in August 2020 for a sales price of $3.4 million.

Impairment charges

During the three months ended September 30, 2020, we recognized impairment charges aggregating $7.7 million, which primarily consisted of an impairment of $6.8 million recognized to lower the carrying amount of our real estate asset located at 945 Market Street in our SoMa submarket to its estimated fair value less costs to sell, upon its classification as held for sale. In September 2020, we completed the sale of the real estate asset for a sales price of $198.0 million with no gain or loss.

Investment income

During the three months ended September 30, 2020, we recognized investment income aggregating $3.3 million, which consisted of $17.4 million of realized gains and $14.0 million of unrealized losses. Realized gains primarily related to sales of investments and distributions received during the three months ended September 30, 2020. Unrealized losses of $14.0 million primarily consisted of decreases in fair values of our investments in publicly traded companies during the three months ended September 30, 2020.

During the three months ended September 30, 2019, we recognized investment loss aggregating $63.1 million, which consisted of $7.0 million of realized gains and $70.0 million of unrealized losses.

For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report. For our impairments accounting policy, refer to the “Investments” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report.

Loss on early extinguishment of debt

During the three months ended September 30, 2020, we refinanced our 3.90% unsecured senior notes payable due in 2023 aggregating $500.0 million and recognized a loss on early extinguishment of debt of $50.8 million, including the write-off of unamortized loan fees. Additionally, we recognized a loss on early extinguishment of debt of $1.9 million due to the termination of our $750.0 million unsecured senior line of credit.

During the three months ended September 30, 2019, we repaid the outstanding balance of our unsecured senior bank term loan of $350.0 million and refinanced an aggregate of $950.0 million of unsecured senior notes payable comprising $400.0 million of 2.75% unsecured senior notes payable due in 2020 and $550.0 million of 4.60% unsecured senior notes payable due in 2022. As a result, we recognized losses of $40.2 million related to the early extinguishment of debt.

Comparison of results for the nine months ended September 30, 2020, to the nine months ended September 30, 2019

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

For additional discussion related to the COVID-19 pandemic and its impact to us, refer to “The COVID-19 pandemic” section within this Item 2. In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Income from rentals:
Same Properties	$795,390	$784,317	$11,073	1.4%
Non-Same Properties(1)	322,500	73,053	249,447	341.5
Rental revenues	1,117,890	857,370	260,520	30.4

Same Properties	250,068	237,943	12,125	5.1
Non-Same Properties	48,915	16,830	32,085	190.6
Tenant recoveries	298,983	254,773	44,210	17.4

Income from rentals	1,416,873	1,112,143	304,730	27.4

Same Properties	209	350	(141)	(40.3)
Non-Same Properties	4,835	10,689	(5,854)	(54.8)
Other income	5,044	11,039	(5,995)	(54.3)

Same Properties	1,045,667	1,022,610	23,057	2.3
Non-Same Properties	376,250	100,572	275,678	274.1
Total revenues	1,421,917	1,123,182	298,735	26.6

Same Properties	285,586	279,509	6,077	2.2
Non-Same Properties	107,871	44,131	63,740	144.4
Rental operations	393,457	323,640	69,817	21.6

Same Properties	760,081	743,101	16,980	2.3
Non-Same Properties	268,379	56,441	211,938	375.5
Net operating income	$1,028,460	$799,542	$228,918	28.6%

Net operating income – Same Properties	$760,081	$743,101	$16,980	2.3%
Straight-line rent revenue	(53,492)	(67,441)	13,949	(20.7)
Amortization of acquired below-market leases	(9,925)	(10,753)	828	(7.7)
Net operating income – Same Properties (cash basis)	$696,664	$664,907	$31,757	4.8%
(1)Includes a termination fee recognized during the three months ended September 30, 2020. Refer to the section titled “Income from rentals” in Note 5 – “Leases” to our unaudited consolidated financial statements under Item 1 of this report for detail.

Income from rentals

Total income from rentals for the nine months ended September 30, 2020, increased by $304.7 million, or 27.4%, to $1.4 billion, compared to $1.1 billion for the nine months ended September 30, 2019, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the nine months ended September 30, 2020, increased by $260.5 million, or 30.4%, to $1.1 billion, compared to $857.4 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $249.4 million primarily related to 926,892 RSF of development and redevelopment projects placed into service subsequent to January 1, 2019, and 74 operating properties aggregating 6.7 million RSF acquired subsequent to January 1, 2019. The increase in total rental revenues for the nine months ended September 30, 2020, also included a termination fee of $89.5 million recognized in connection with the termination of our contract for a future lease at our development project at 88 Bluxome Street in our SoMa submarket during the nine months ended September 30, 2020.

Rental revenues from our Same Properties for the nine months ended September 30, 2020, increased by $11.1 million, or 1.4%, to $795.4 million, compared to $784.3 million for the nine months ended September 30, 2019. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since January 1, 2019. The increase was partially offset by the effect of reduced revenues generated from our transient parking, retail tenants, and amenities, which had no or limited operations due to COVID-19 restrictions.

The increase in total rental revenues was also partially offset by a $5.2 million reduction to rental revenues recognized during the nine months ended September 30, 2020, related to the specific write-off aggregating $1.6 million and a general allowance aggregating $3.6 million related to deferred rent balances of tenants that are or may potentially be impacted by uncertainties surrounding COVID-19.

Tenant recoveries

Tenant recoveries for the nine months ended September 30, 2020, increased by $44.2 million, or 17.4%, to $299.0 million, compared to $254.8 million for the nine months ended September 30, 2019. This increase is consistent with the increase in our rental operating expenses of $69.8 million, or 21.6%, as discussed under “Rental operations” below.

Same Properties’ tenant recoveries for the nine months ended September 30, 2020, increased by $12.1 million, or 5.1%, primarily due to the increase in recoverable property tax expenses resulting from higher assessed values of our properties, higher property insurance, and higher repairs and maintenance expenses during the nine months ended September 30, 2020, as discussed under “Rental operations” below. As of September 30, 2020, 93% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the nine months ended September 30, 2020 and 2019, was $5.0 million and $11.0 million, respectively, primarily consisting of construction management fees and interest income earned during each respective period. The decrease was primarily a result of lower construction management fees recognized due to the completion of certain projects.

Rental operations

Total rental operating expenses for the nine months ended September 30, 2020, increased by $69.8 million, or 21.6%, to $393.5 million, compared to $323.6 million for the nine months ended September 30, 2019. The increase was primarily due to incremental expenses from our Non-Same Properties primarily related to 926,892 RSF of development and redevelopment projects placed into service subsequent to January 1, 2019, and 74 operating properties aggregating 6.7 million RSF acquired subsequent to January 1, 2019.

Same Properties’ rental operating expenses increased by $6.1 million, or 2.2%, to $285.6 million during the nine months ended September 30, 2020, compared to $279.5 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in recoverable property tax expenses resulting from higher assessed values of our properties, higher property insurance, and higher repairs and maintenance expenses, which were partially offset by reduced operating expenses related to retail tenants and amenities, which had no or limited operations due to COVID-19 restrictions during the nine months ended September 30, 2020.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2020, increased by $21.6 million, or 27.3%, to $100.7 million, compared to $79.0 million for the nine months ended September 30, 2019. Approximately $4.5 million of the increase was the result of the acceleration of stock compensation expense recognized in connection with the resignation of an executive officer during the three months ended September 30, 2020. This former executive officer remains a consultant to the company. A portion of unvested stock outstanding will continue to vest pursuant to the original terms of the awards. This was deemed a modification for accounting purposes due to a significant reduction in future services to the company and resulted in an acceleration of unamortized compensation. The remaining increase was primarily due to continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2019, as discussed under “Income from rentals” above. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2020 and 2019, were 9.9% and 9.7%, respectively.

Interest expense

Interest expense for the nine months ended September 30, 2020 and 2019, consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
Component	2020	2019	Change
Interest incurred	$222,100	$192,923	$29,177
Capitalized interest	(88,029)	(64,741)	(23,288)
Interest expense	$134,071	$128,182	$5,889

Average debt balance outstanding(1)	$7,626,396	$6,245,444	$1,380,952
Weighted-average annual interest rate(2)	3.9%	4.1%	(0.2)%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$650 million unsecured senior notes payable – green bond	4.03%	June 2018/ March 2019	$1,784
$350 million unsecured senior notes payable – green bond	3.96%	March 2019	2,969
$300 million unsecured senior notes payable	4.93%	March 2019	3,236
$750 million unsecured senior notes payable	3.48%	July 2019	13,684
$700 million unsecured senior notes payable	3.91%	July/September 2019	16,576
$400 million unsecured senior notes payable	2.87%	September 2019	7,712
$700 million unsecured senior notes payable	5.05%	March 2020	17,647
$1.0 billion unsecured senior notes payable	1.97%	August 2020	2,939
Fluctuations in interest rate and average balance:
$1.0 billion commercial paper program			4,111
Interest rate hedge agreement in effect during the nine months ended September 30, 2019			105
Other increase in interest			921
Total increases			71,684
Decreases in interest incurred due to:
Repayments of debt:
$550 million unsecured senior notes payable	4.75%	July/August 2019	(14,424)
$400 million unsecured senior notes payable	2.96%	July/August 2019	(6,257)
$500 million unsecured senior notes payable	4.04%	August/September 2020	(2,252)
Secured construction loan	3.29%	March 2019	(1,778)
Unsecured senior bank term loan	Various	Various	(7,335)
Unsecured senior line of credit			(10,461)
Total decreases			(42,507)
Change in interest incurred			29,177
Increase in capitalized interest			(23,288)
Total change in interest expense			$5,889
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended September 30, 2020, increased by $116.3 million, or 28.8%, to $520.4 million, compared to $404.1 million for the nine months ended September 30, 2019. The increase was primarily due to additional depreciation from 926,892 RSF of development and redevelopment projects placed into service subsequent to January 1, 2019, and 74 operating properties aggregating 6.7 million RSF acquired subsequent to January 1, 2019.

Gain on sales of real estate

During the nine months ended September 30, 2020, we recognized a gain on sale of real estate of $1.6 million in connection with our sale of 30 Bearfoot Road in our Route 495 submarket. We completed the sale of the real estate asset in August 2020 for a sales price of $3.4 million.

Impairment charges

During the nine months ended September 30, 2020, we recognized impairment charges aggregating $22.9 million, as described below.

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

In addition, during the nine months ended September 30, 2020, we recognized impairment charges of $7.7 million, which primarily consisted of an impairment of $6.8 million recognized to lower the carrying amount of our real estate asset located at 945 Market Street in our SoMa submarket to its estimated fair value less costs to sell, upon its classification as held for sale. In September 2020, we completed the sale of the real estate asset for a sales price of $198.0 million with no gain or loss.

Investment income

During the nine months ended September 30, 2020, we recognized investment income aggregating $166.2 million, which consisted of $25.7 million of realized gains and $140.5 million of unrealized gains. Realized gains consisted of $50.2 million of gains on sales of investments and distributions received, partially offset by impairments of $24.5 million related to investments in privately held entities that do not report NAV. Unrealized gains of $140.5 million during the nine months ended September 30, 2020, primarily consisted of increases in fair values of our investments in publicly traded companies. For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report. For our impairments accounting policy, refer to the “Investments” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report.

During the nine months ended September 30, 2019, we recognized investment income aggregating $42.0 million, which consisted of $28.8 million of realized gains and $13.2 million of unrealized gains.

Loss on early extinguishment of debt

During the nine months ended September 30, 2020, we refinanced our 3.90% unsecured senior notes payable due in 2023 aggregating $500.0 million and recognized a loss on early extinguishment of debt of $50.8 million, including the write-off of unamortized loan fees. Additionally, we recognized a loss on early extinguishment of debt of $1.9 million due to the termination of our $750.0 million unsecured senior line of credit.

During the nine months ended September 30, 2019, we recognized losses on early extinguishment of debt aggregating $47.6 million consisting of the following.

We recognized losses of $40.2 million related to the repayment of the outstanding balance of our unsecured senior bank term loan of $350.0 million and the refinancing of an aggregate of $950.0 million of unsecured senior notes payable comprising $400.0 million of 2.75% unsecured senior notes payable due 2020 and $550.0 million of 4.60% unsecured senior notes payable due in 2022.

In addition, we recognized a loss on early extinguishment of debt of $7.1 million, including the write-off of unamortized loan fees, related to early repayment of one secured note payable aggregating $106.7 million, which was originally due in 2020 and bore interest at 7.75%.

During the nine months ended September 30, 2019, we also recognized a loss on early extinguishment of debt of $269 thousand related to the early repayment of the remaining $193.1 million balance of our secured construction loan related to 50/60 Binney Street.

Equity in earnings of unconsolidated real estate joint ventures

During the nine months ended September 30, 2020, we recognized equity in earnings of unconsolidated real estate joint ventures of $4.6 million. This balance consisted of earnings from our unconsolidated real estate joint ventures of approximately $12.2 million, partially offset by the impairment charge discussed below.

In March 2020, the impact of COVID-19 pandemic and the resulting State of Maryland’s shelter-in-place order led to the closure of a retail center owned by one of our unconsolidated joint ventures. We evaluated the recoverability of our investment in this joint venture and recognized a $7.6 million impairment charge to lower the carrying amount of our investment balance, which primarily consisted of real estate, to its estimated fair value less costs to sell. This impairment charge was classified in equity in earnings of unconsolidated real estate joint ventures within our consolidated statements of operations for the nine months ended September 30, 2020. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Preferred stock redemption charge

During the nine months ended September 30, 2019, we repurchased, in privately negotiated transactions, 275,000 outstanding shares of our Series D Convertible Preferred Stock and recognized a preferred stock redemption charge of $2.6 million.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, as adjusted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2020, as set forth, in the tables below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable GAAP measure, to funds from operations per share and funds from operations per share, as adjusted, non-GAAP measures, and other key assumptions included in our updated guidance for the year ending December 31, 2020. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-looking statements” within this Item 2.

Projected 2020 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 10/26/20	As of 7/27/20
Earnings per share(1)	$3.09 to $3.11	$3.00 to $3.08
Depreciation and amortization of real estate assets	5.15	5.15
Gain on sale of real estate	(0.01)	—
Impairment of real estate – rental properties(2)	0.12	0.06
Allocation of unvested restricted stock awards	(0.05)	(0.05)
Funds from operations per share(3)	$8.30 to $8.32	$8.16 to $8.24
Unrealized gains on non-real estate investments	(1.13)	(1.25)
Impairment of non-real estate investments	0.20	0.20
Impairment of real estate(4)	0.12	0.12
Loss on early extinguishment of debt(5)	0.42	—
Termination fee(6)	(0.69)	—
Acceleration of stock compensation expense due to executive officer resignation	0.04	—
Allocation to unvested restricted stock awards/other	0.03	0.03
Funds from operations per share, as adjusted(1)	$7.29 to $7.31	$7.26 to $7.34
Midpoint	$7.30	$7.30

(1)Excludes unrealized gains or losses after September 30, 2020, that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Includes a $7.6 million impairment recognized during the three months ended March 31, 2020, on our investment in a recently developed retail property held by our unconsolidated real estate joint venture. Additionally, during the three months ended September 30, 2020, we recognized an impairment charge of $7.7 million primarily to reduce the carrying amount of our property at 945 Market Street to its estimated fair value. We completed the disposition of this asset in September 2020.
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
(4)Includes an impairment charge of $10 million recognized in April 2020 to write off the carrying amount of the pre-acquisition deposit related to an operating tech office property for which our revised economic projections declined from our initial underwriting. The impairment was recognized concurrently with the submission of our notice to terminate the transaction.
(5)Includes losses on early extinguishment of debt aggregating $53.4 million comprising (i) $50.8 million related to the refinancing of our 3.90% unsecured senior notes payable due in 2023 during the three months ended September 30, 2020, (ii) $1.9 million related to the termination of our $750 million unsecured senior line of credit during the three months ended September 30, 2020, and (iii) $651 thousand related to the amendment of our unsecured senior line of credit in October 2020.
(6)Refer to Note 5 – “Leases” to our unaudited consolidated financial statements under Item 1 of this report for further discussion.

Key Assumptions(1) (Dollars in millions)	As of 10/26/20		As of 7/27/20
	Low	High	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2020	94.8%	95.4%	94.8%	95.4%
Lease renewals and re-leasing of space:
Rental rate increases	30.5%	33.5%	28.0%	31.0%
Rental rate increases (cash basis)	16.0%	19.0%	14.0%	17.0%
Same property performance:
Net operating income increase	1.0%	3.0%	1.0%	3.0%
Net operating income increase (cash basis)	4.5%	6.5%	4.5%	6.5%
Straight-line rent revenue	$98	$108	$98	$108
General and administrative expenses(2)	$126	$131	$121	$126
Capitalization of interest	$117	$127	$117	$127
Interest expense	$170	$180	$170	$180

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
(2)Increase in the guidance range for general and administrative expenses is attributable to the acceleration of stock compensation expense due to the resignation of an executive officer during the three months ended September 30, 2020.

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share
225 Binney Street/Greater Boston/Cambridge/Inner Suburbs	70.0%
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%
57 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%
409 and 499 Illinois Street/San Francisco/Mission Bay	40.0%
1500 Owens Street/San Francisco/Mission Bay	49.9%
Alexandria Technology Center® – Gateway/San Francisco/South San Francisco(2)	55.0%
500 Forbes Boulevard/San Francisco/South San Francisco	90.0%
Alexandria Point/San Diego/University Town Center(3)	45.0%
5200 Illumina Way/San Diego/University Town Center	49.0%
9625 Towne Centre Drive/San Diego/University Town Center	49.9%
SD Tech by Alexandria/San Diego/Sorrento Mesa(4)	50.0%

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(5)
1655 and 1725 Third Street/San Francisco/Mission Bay	10.0%
Menlo Gateway/San Francisco/Greater Stanford	49.0%
704 Quince Orchard Road/Maryland/Gaithersburg	56.8% (6)

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
(3)Excludes 9880 Campus Point Drive in our University Town Center submarket.
(4)Excludes 5505 Morehouse Drive and 10121 and 10151 Barnes Canyon Road in our Sorrento Mesa submarket.
(5)In addition to the unconsolidated real estate joint ventures listed, we hold an interest in two other insignificant unconsolidated real estate joint ventures in North America.
(6)Represents our ownership interest; our voting interest is limited to 50%.

Our unconsolidated real estate joint ventures have the following secured loans that include the following key terms as of September 30, 2020 (dollars in thousands):

		Maturity Date	Stated Rate	Interest Rate(1)		100% at Joint Venture Level
Unconsolidated Joint Venture	Our Share					Debt Balance(2)
704 Quince Orchard Road	56.8%	3/16/23	L+1.95%	3.22%	(3)	$12,326
1655 and 1725 Third Street	10.0%	3/10/25	4.50%	4.57%		598,126
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%		106,603
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%		140,203
						$857,258
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2020.
(3)Includes a 1.00% LIBOR floor on the interest rate.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2020		September 30, 2020
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Total revenues	$40,827	$118,473	$10,509	$31,164
Rental operations	(10,911)	(31,308)	(1,636)	(4,253)
	29,916	87,165	8,873	26,911
General and administrative	(165)	(384)	(54)	(188)
Interest	—	—	(2,105)	(6,087)
Depreciation and amortization	(15,256)	(46,901)	(2,936)	(8,437)
Impairment of real estate	—	—	—	(7,644)
Fixed returns allocated to redeemable noncontrolling interests(1)	248	683	—	—
	$14,743	$40,563	$3,778	$4,555

Straight-line rent and below-market lease revenue	$1,050	$4,286	$5,713	$17,264
Funds from operations(2)	$29,999	$87,464	$6,714	$20,636
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

	As of September 30, 2020
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$1,500,412	$458,603
Cash, cash equivalents, and restricted cash	49,499	9,635
Other assets	165,451	55,541
Secured notes payable	—	(186,393)
Other liabilities	(82,056)	(6,594)
Redeemable noncontrolling interests	(11,232)	—
	$1,622,074	$330,792

During the nine months ended September 30, 2020 and 2019, our consolidated real estate joint ventures distributed an aggregate of $64.6 million and $38.9 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

	September 30, 2020
(In thousands)	Three Months Ended	Nine Months Ended		Year Ended December 31, 2019
Realized gains	$17,361	$25,689	(1)	$33,158	(2)
Unrealized (losses) gains	(14,013)	140,495		161,489
Investment income	$3,348	$166,184		$194,647

Investments (In thousands)	Cost		Unrealized Gains		Carrying Amount
Fair value:
Publicly traded companies	$175,538		$240,415	(3)	$415,953
Entities that report NAV	319,564		226,081		545,645

Entities that do not report NAV:
Entities with observable price changes	50,127		75,642		125,769
Entities without observable price changes	243,578		—		243,578
September 30, 2020	$788,807	(4)	$542,138		$1,330,945

June 30, 2020	$762,314		$556,151		$1,318,465

(1)Includes realized gains of $50.2 million and impairments related to investments in privately held entities that do not report NAV of $24.5 million for the nine months ended September 30, 2020.
(2)Includes realized gains of $50.3 million and impairments related to investments in privately held entities that do not report NAV of $17.1 million for the year ended December 31, 2019.
(3)Includes gross unrealized gains and losses of $257.6 million and $17.2 million, respectively, as of September 30, 2020.
(4)Represents 3.2% of total gross assets as of September 30, 2020.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$3.9B		(in millions)

$3,000(2)
$2,200
$2,200
$1,650
$50
$208
$384
<$200
SIGNIFICANT AVAILABILITY
MINIMAL OUTSTANDING
12/31/17
12/31/18
12/31/19
12/31/20 Goal
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$1,950
Outstanding forward equity sales agreements(1)	267
Cash, cash equivalents, and restricted cash	485
Investments in publicly traded companies	416
Liquidity as of September 30, 2020	3,118
Unsecured senior line of credit amended in October 2020(2)	800
Total	$3,918

Net Debt and Preferred Stock to Adjusted EBITDA(3)		Fixed-Charge Coverage Ratio(3)

(1)Represents expected net proceeds from the future settlement of the remaining 1.8 million shares outstanding under our forward equity sales agreements.
(2)On October 6, 2020, we amended our unsecured senior line of credit and increased commitments available for borrowing by $800 million to an aggregate of $3.0 billion.
(3)Quarter annualized.

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, and payment of dividends through net cash provided by operating activities, periodic asset sales, strategic real estate joint venture capital, and long-term secured and unsecured indebtedness, including borrowings under our unsecured senior line of credit, issuance under our commercial paper program, and issuance of additional debt and/or equity securities.

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

The following table presents the availability under our unsecured senior line of credit less amounts outstanding under our commercial paper program; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of September 30, 2020 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit	L+0.825%	$2,200,000	$249,989	$1,950,011
Outstanding forward equity sales agreements				267,443
Cash, cash equivalents, and restricted cash				485,043
Investments in publicly traded companies				415,953
Total liquidity as of September 30, 2020				3,118,450
Unsecured senior line of credit amended in October 2020(1)				800,000
Total				$3,918,450
(1)On October 6, 2020, we amended our unsecured senior line of credit and increased commitments available for borrowing by $800 million to an aggregate of $3.0 billion.

Cash, cash equivalents, and restricted cash

As of September 30, 2020, and December 31, 2019, we had $485.0 million and $242.7 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash from operating activities, proceeds from real estate asset sales and partial interest sales, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$708,941	$505,566	$203,375
Net cash used in investing activities	$(2,865,016)	$(2,350,870)	$(514,146)
Net cash provided by financing activities	$2,398,781	$2,025,676	$373,105

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the nine months ended September 30, 2020, increased to $708.9 million, compared to $505.6 million for the nine months ended September 30, 2019. This increase was primarily attributable to (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2019, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2019.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2020 and 2019, consisted of the following (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019
Sources of cash from investing activities:
Sales of non-real estate investments	$103,670	$85,093	$18,577
Proceeds from sale of real estate	199,537	—	199,537
Return of capital from unconsolidated real estate joint ventures	20,225	—	20,225
Change in escrow deposits	—	1,899	(1,899)
	323,432	86,992	236,440
Uses of cash for investing activities:
Purchases of real estate	1,989,648	1,289,319	700,329
Additions to real estate	1,072,102	914,722	157,380
Investments in unconsolidated real estate joint ventures	3,291	99,955	(96,664)
Change in escrow deposits	7,041	—	7,041
Additions to non-real estate investments	116,366	133,866	(17,500)
	3,188,448	2,437,862	750,586

Net cash used in investing activities	$2,865,016	$2,350,870	$514,146

The increase in net cash used in investing activities for the nine months ended September 30, 2020, was primarily due to an increased use of cash for purchases of real estate and additions to real estate, partially offset by the proceeds from sale of real estate. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for further information.

Financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2020 and 2019, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Repayments of borrowings from secured notes payable	$(4,741)	$(304,455)	$299,714
Proceeds from issuance of unsecured senior notes payable	1,697,651	2,721,169	(1,023,518)
Repayments of unsecured senior notes payable	(500,000)	(950,000)	450,000
Borrowings from unsecured senior line of credit	2,700,000	4,068,000	(1,368,000)
Repayments of borrowings from unsecured senior line of credit	(3,084,000)	(3,933,000)	849,000
Repayments of borrowings from unsecured senior bank term loan	—	(350,000)	350,000
Premium paid for early extinguishment of debt	(48,653)	(34,677)	(13,976)
Proceeds from issuances under commercial paper program	18,818,900	—	18,818,900
Repayments of borrowings under commercial paper program	(18,568,900)	—	(18,568,900)
Payments of loan fees	(16,990)	(33,854)	16,864
Changes related to debt	993,267	1,183,183	(189,916)

Contributions from and sales of noncontrolling interests	64,207	1,015,874	(951,667)
Distributions to and redemption of noncontrolling interests	(66,095)	(38,882)	(27,213)
Proceeds from issuance of common stock	1,813,573	235,487	1,578,086
Dividend payments	(389,940)	(335,596)	(54,344)
Taxes paid related to net settlement of equity awards	(16,231)	(25,150)	8,919
Repurchase of 7.00% Series D cumulative convertible preferred stock	—	(9,240)	9,240
Net cash provided by financing activities	$2,398,781	$2,025,676	$373,105

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2020, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	As of 10/26/20
	Range		Midpoint	Certain Completed Items	As of 7/27/20 Midpoint
Sources of capital:
Net cash provided by operating activities after dividends(1)	$185	$225	$205		$205
Incremental debt	635	575	605	see below	495
Real estate dispositions and partial interest sales	1,000	1,300	1,150	(2)	1,250
Common equity	2,080	2,600	2,340	$2,078 (3)	2,090
Total sources of capital	$3,900	$4,700	$4,300		$4,040

Uses of capital:
Construction (refer to the “Investments in real estate” section within Item 2 for additional information)	$1,200	$1,500	$1,350		$1,350
Acquisitions (refer to the “Executive summary” section within Item 2 for additional information)	2,400	2,800	2,600	$2,091	1,800
Proceeds from complete unsecured senior notes offering held in cash	300	400	350	$300 – $400	—
Total uses of capital	$3,900	$4,700	$4,300		$3,150

Incremental debt (included above):
Issuance of unsecured senior notes payable	$1,700	$1,700	$1,700	$1,700	$700
Principal repayments of unsecured senior notes payable	(500)	(500)	(500)	$(500)	—
Unsecured senior line of credit, commercial paper, and other	(565)	(625)	(595)		(205)
Incremental debt	$635	$575	$605		$495

Excess sources of capital			$—		$890

(1)Excludes significant termination fee proceeds.
(2)Refer to the “Dispositions” subsection of the “Investments in real estate” section within this Item 2 for additional information.
(3)Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional details on our forward equity sales agreements activity.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2019; and “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $185.0 million to $225.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. We also excluded significant contract termination fees that represent an ancillary source of cash that is not associated with any ongoing activity at any of our operating properties. For the year ending December 31, 2020, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed, along with contributions from Same Properties and recently acquired properties, to contribute significant increases in income from rentals, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $27 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash flows” subsection of the “Liquidity” section within this Item 2 for a discussion of cash flows provided by operating activities for the nine months ended September 30, 2020.

Debt

As of September 30, 2020, we have no outstanding balance on our unsecured senior line of credit. Our unsecured senior line of credit bears an interest rate of LIBOR plus 0.825%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding. On October 6, 2020, we amended our unsecured senior line of credit to increase commitments available for borrowing by $800 million to an aggregate of $3.0 billion and to extend the maturity date to January 6, 2026. Among other things, the amended credit agreement includes a 0% LIBOR floor on the interest rate and is subject to certain annual sustainability measures entitling us to a temporary reduction in the interest rate margin of one basis point, but not below zero percent per year.

We use our unsecured senior line of credit to fund working capital, construction activities, and, from time to time, acquisition of properties. Borrowings under the unsecured senior line of credit bear interest at a “Eurocurrency Rate,” a “LIBOR Floating Rate,” or a “Base Rate” specified in the unsecured senior line of credit agreement plus, in any case, the Applicable Margin. The Eurocurrency Rate specified in the unsecured senior line of credit agreement is, as applicable, the rate per annum equal to either (i) the LIBOR or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in a LIBOR quoted currency (i.e., U.S. dollars, euro, sterling, or yen), (ii) the average annual yield rates applicable to Canadian dollar bankers’ acceptances for loans denominated in Canadian dollars, (iii) the Bank Bill Swap Reference Bid rate for loans denominated in Australian dollars, or (iv) the rate designated with respect to the applicable alternative currency for loans denominated in a non-LIBOR quoted currency (other than Canadian or Australian dollars). The LIBOR Floating Rate means, for any day, one month LIBOR, or a successor rate thereto as agreed to by the administrative agent and the Company for loans denominated in U.S. dollars. The Base Rate means, for any day, a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%. Our unsecured senior line of credit contains a feature that allows lenders to competitively bid on the interest rate for borrowings under the facility. This may result in an interest rate that is below the stated rate.

We expect to fund a portion of our capital needs for the remainder of 2020 from the settlement of our outstanding forward equity sales agreements, from issuances under our commercial paper program discussed below, from borrowings under our unsecured senior line of credit, and from real estate dispositions and partial interest sales.

We established a commercial paper program that provides us with the ability to issue up to $1.0 billion of commercial paper notes generally with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance on our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at LIBOR plus 0.825%. The commercial paper notes sold during the three months ended September 30, 2020, were issued at a weighted-average yield to maturity of 0.25%. As of September 30, 2020, we had $250.0 million outstanding notes under our commercial paper program.

In March 2020, we completed an offering of $700.0 million of unsecured senior notes payable due on December 15, 2030, at an interest rate of 4.90% for net proceeds of $691.6 million. The net proceeds were used to reduce the outstanding indebtedness under our unsecured senior line of credit and commercial paper program.

In August 2020, we completed an offering of $1.0 billion of unsecured senior notes payable due on February 1, 2033, at an interest rate of 1.875% for net proceeds of $989.1 million. A portion of the proceeds was used to refinance our 3.90% unsecured senior notes payable due in 2023, aggregating $500.0 million, pursuant to a partial cash tender offer and a subsequent call for redemption. On August 5, 2020, we tendered $247.0 million, or 49.4%, of our outstanding 3.90% unsecured senior notes payable and settled the call for redemption of the remaining outstanding balance on September 4, 2020. As a result of our debt refinancing, we recognized a loss on early extinguishment of debt of $50.8 million, including the write-off of unamortized loan fees.

Since January 1, 2019, we have completed the issuances of $4.4 billion in unsecured senior notes, with a weighted-average interest rate of 3.48% and a weighted-average maturity of 14.3 years, as of September 30, 2020.

Proactive management of transition away from LIBOR

LIBOR has been used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including variable-rate debt and interest rate swap contracts. However, it is expected that LIBOR will no longer be used after 2021. To address the increased risk of LIBOR discontinuation, in the U.S. the Alternative Reference Rates Committee (“ARRC”) was established to help ensure the successful transition from LIBOR. In June 2017, the ARRC selected SOFR, a new index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for U.S. dollar LIBOR. We have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•We have proactively eliminated outstanding LIBOR-based borrowings under our unsecured senior bank term loans and secured construction loans through repayments. From January 2017 through September 2020, we retired approximately $1.5 billion of such debt.
•During 2020, we increased the aggregate amount of our commercial paper program to $1.0 billion from $750.0 million. This program provides us with ability to issue commercial paper notes bearing interest at short-term fixed rates, generally with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subjected to LIBOR and is used for funding short-term working capital needs. As of September 30, 2020, we had $250.0 million of borrowings outstanding under our commercial paper program.
•We prudently manage outstanding borrowings under our unsecured senior line of credit. As of September 30, 2020, we have not drawn any amounts on our unsecured senior line of credit.
•Our unsecured senior line of credit contains fallback language generally consistent with the ARRC’s Amendment Approach, which provides a streamlined amendment approach for negotiating a benchmark replacement and introduces clarity with respect to the fallback trigger events and an adjustment to be applied to the successor rate.
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

Real estate dispositions and partial interest sales

We expect to continue the disciplined execution of select sales of operating assets. Future sales will provide an important source of capital to fund a portion of pending and recently completed opportunistic acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth over the next two to three quarters. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2020, we expect real estate dispositions and partial interest sales ranging from $1.0 billion to $1.3 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

During the nine months ended September 30, 2020 and as of the date of this report, we have received proceeds of $252.5 million toward our 2020 forecast, primarily related to our sale of properties at 9808 and 9868 Scranton Road in our Sorrento Mesa submarket and 945 Market Street in our SoMa submarket. The proceeds received were primarily used to fund development and redevelopment projects in our highly leased value-creation pipeline and to fund acquisitions completed in 2020.

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

Common equity transactions

During the nine months ended September 30, 2020, we executed forward equity sales agreements for an aggregate of 13.8 million shares of common stock, including the exercise of an underwriters’ option, for aggregate net proceeds of approximately $2.1 billion, as follows:

•In January 2020 and July 2020, we entered into forward equity sales agreements aggregating $1.0 billion and $1.1 billion, respectively, to sell an aggregate of 6.9 million shares for each offering (13.8 million in aggregate) of our common stock (including the exercise of underwriters’ options) at public offering prices of $155.00 per share and $160.50 per share, respectively, before underwriting discounts.
•In March 2020, we settled 3.4 million shares and received proceeds of $500.0 million. In September 2020, we settled 8.7 million shares from our forward equity sales agreements and received proceeds of $1.3 billion.
•We expect to settle the remaining 1.8 million shares outstanding in 2020 and receive proceeds of approximately $267.4 million, to be further adjusted as provided in the aforementioned agreements. We expect to use the proceeds to fund pending and recently completed acquisitions and the construction of our highly leased development projects.

In February 2020, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $850.0 million of our common stock. As of September 30, 2020, we have $843.7 million available under our ATM program.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in real estate joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the nine months ended September 30, 2020, we received $64.2 million of contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 2.8 million RSF of Class A office/laboratory and tech office space undergoing construction, 7.2 million RSF of near-term and intermediate-term development and redevelopment projects, and 6.2 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A development and redevelopment properties: current projects” and “Summary of capital expenditures” subsections of the “Investments in real estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2020 and 2019, of $88.0 million and $64.7 million, respectively, was classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, pre-construction, and construction projects, which aggregated $47.6 million and $33.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in capitalized payroll and other indirect project costs for the nine months ended September 30, 2020, compared to the same period in 2019 was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities aggregating seven projects with 5.9 million RSF in 2020 over 2019. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $13.6 million for the nine months ended September 30, 2020.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the nine months ended September 30, 2020, we capitalized total initial direct leasing costs of $36.2 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report, and the “Acquisitions” subsection of the “Investments in real estate” section within this Item 2 for information on our acquisitions.

Dividends

During the nine months ended September 30, 2020 and 2019, we paid the following dividends (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Common stock	$389,940	$332,458	$57,482
Series D Convertible Preferred Stock	—	3,138	(3,138)
	$389,940	$335,596	$54,344

The increase in dividends paid on our common stock during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2019, as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $3.12 per common share paid during the nine months ended September 30, 2020, from $2.94 per common share paid during the nine months ended September 30, 2019.

The decrease in dividends paid on our Series D Convertible Preferred Stock during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due to the repurchase of 275,000 outstanding shares of our Series D Convertible Preferred Stock and the conversion of the remaining 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock during 2019. As a result, we had no outstanding shares of Series D Convertible Preferred Stock as of December 31, 2019, and therefore paid no dividends on Series D Convertible Preferred Stock during the nine months ended September 30, 2020.

Contractual obligations and commitments

Contractual obligations as of September 30, 2020, consisted of the following (in thousands):

		Payments by Period
	Total	2020	2021–2022	2023–2024	Thereafter
Secured and unsecured debt(1)(2)	$7,857,698	$1,677	$14,127	$1,188,107	$6,653,787
Estimated interest payments on fixed-rate debt(3)	3,137,761	50,439	567,492	538,805	1,981,025
Ground lease obligations – operating leases	766,253	3,883	32,742	33,311	696,317
Ground lease obligations – finance lease	35,971	104	832	840	34,195
Other obligations	27,405	655	4,895	5,469	16,386
Total	$11,825,088	$56,758	$620,088	$1,766,532	$9,381,710

(1)Amounts represent principal amounts due and exclude unamortized premiums (discounts) and deferred financing costs reflected in the consolidated balance sheets under Item 1 of this report.
(2)Payment dates reflect any extension options that we control.
(3)Amounts are based upon contractual interest rates, including interest payment dates and scheduled maturity dates.

Secured notes payable

Secured notes payable as of September 30, 2020, consisted of six notes secured by 11 properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.57%. As of September 30, 2020, the total book value of our investments in real estate securing debt was approximately $1.2 billion. Additionally, as of September 30, 2020, our entire secured notes payable balance of $342.4 million, including unamortized discounts and deferred financing costs, was fixed-rate debt.

Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of September 30, 2020, were as follows:

Covenant Ratios(1)	Requirement	September 30, 2020
Total Debt to Total Assets	Less than or equal to 60%	33%
Secured Debt to Total Assets	Less than or equal to 40%	1%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	7.8x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	286%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of September 30, 2020, were as follows:

Covenant Ratios(1)	Requirement	September 30, 2020
Leverage Ratio	Less than or equal to 60.0%	28.7%
Secured Debt Ratio	Less than or equal to 45.0%	1.2%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.84x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	6.26x
(1)All covenant ratio titles utilize terms as defined in each respective credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt were calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of September 30, 2020, 97% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report.

Ground lease obligations

Operating lease agreements

Ground lease obligations as of September 30, 2020, included leases for 34 of our properties, which accounted for approximately 10% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $7.3 million as of September 30, 2020, our ground lease obligations have remaining lease terms ranging from approximately 33 to 94 years, including available extension options that we are reasonably certain to exercise.

As of September 30, 2020, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $766.3 million and $27.4 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of September 30, 2020, the present value of the remaining contractual payments, aggregating $793.7 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $326.0 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of September 30, 2020, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 44 years, and the weighted-average discount rate was 4.97%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $317.1 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease accounting” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Commitments

As of September 30, 2020, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.1 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $11.1 million primarily related to construction projects.

We are committed to funding approximately $220.4 million for non-real estate investments primarily related to our investments in limited partnerships. Our funding commitments expire at various dates over the next 11 years, with a weighted-average expiration of 8.4 years as of September 30, 2020.

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

Foreign currency translation gains and losses

The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the nine months ended September 30, 2020, due to the changes in the foreign exchange rates for our real estate investments in Canada and Asia. We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

(In thousands)	Total
Balance as of December 31, 2019	$(9,749)

Other comprehensive loss before reclassifications	(889)
Net other comprehensive loss	(889)

Balance as of September 30, 2020	$(10,638)

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents on a combined basis for the Issuer and the Guarantor Subsidiary balance sheet financial information as of September 30, 2020, and December 31, 2019, and results of operations and comprehensive income for the nine months ended September 30, 2020, and year ended December 31, 2019. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information as of September 30, 2020, and December 31, 2019, and for the nine months ended September 30, 2020, and year ended December 31, 2019, for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	September 30, 2020	December 31, 2019
Assets:
Cash, cash equivalents, and restricted cash	$283,445	$4,432
Other assets	84,937	71,036
Total assets	$368,382	$75,468

Liabilities:
Unsecured senior notes payable	$7,230,819	$6,044,127
Unsecured senior line of credit and commercial paper	249,989	384,000
Other liabilities	304,832	278,858
Total liabilities	$7,785,640	$6,706,985

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Total revenues	$16,916	$22,731
Total expenses	(285,870)	(317,896)
Net loss	(268,954)	(295,165)
Net income attributable to unvested restricted stock awards and preferred stock	(5,304)	(12,170)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(274,258)	$(307,335)

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

Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders

GAAP-basis accounting for real estate assets utilizes historical cost accounting and assumes that real estate values diminish over time. In an effort to overcome the difference between real estate values and historical cost accounting for real estate assets, the Nareit Board of Governors established funds from operations as an improved measurement tool. Since its introduction, funds from operations has become a widely used non-GAAP financial measure among equity REITs. We believe that funds from operations is helpful to investors as an additional measure of the performance of an equity REIT. Moreover, we believe that funds from operations, as adjusted, allows investors to compare our performance to the performance of other real estate companies on a consistent basis, without having to account for differences recognized because of real estate acquisition and disposition decisions, financing decisions, capital structure, capital market transactions, variances resulting from the volatility of market conditions outside of our control, or other corporate activities that may not be representative of the operating performance of our properties.

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

We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White Paper, excluding significant gains, losses, and impairments realized on non-real estate investments, unrealized gains or losses on non-real estate investments, gains or losses on early extinguishment of debt, gains or losses on early termination of interest rate hedge agreements, significant termination fees, acceleration of stock compensation expense due to the resignation of an executive officer, preferred stock redemption charges, deal costs, the income tax effect related to such items, and the amount of such items that is allocable to our unvested restricted stock awards. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and nine months ended September 30, 2020 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2020		September 30, 2020
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net income	$14,743	$40,563	$3,778	$4,555
Depreciation and amortization	15,256	46,901	2,936	8,437
Impairment of real estate	—	—	—	7,644
Funds from operations	$29,999	$87,464	$6,714	$20,636

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and nine months ended September 30, 2020 and 2019. Per share amounts may not add due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$79,326	$(49,773)	$324,171	$150,408
Depreciation and amortization of real estate assets	173,622	135,570	511,290	404,094
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(15,256)	(8,621)	(46,901)	(20,784)
Our share of depreciation and amortization from unconsolidated real estate JVs	2,936	1,845	8,437	3,664
Gain on sales of real estate	(1,586)	—	(1,586)	—
Impairment of real estate – rental properties	7,680	—	15,324	—
Allocation to unvested restricted stock awards	(1,261)	—	(5,692)	(2,929)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	245,461	79,021	805,043	534,453
Unrealized losses (gains) on non-real estate investments	14,013	70,043	(140,495)	(13,221)
Impairment of non-real estate investments	—	7,133	24,482	7,133
Impairment of real estate	—	—	15,221	—
Loss on early extinguishment of debt	52,770	40,209	52,770	47,570
Loss on early termination of interest rate hedge agreements	—	1,702	—	1,702
Termination fee	(86,179)	—	(86,179)	—
Acceleration of stock compensation expense due to executive officer resignation	4,499	—	4,499	—
Preferred stock redemption charge	—	—	—	2,580
Allocation to unvested restricted stock awards	179	(1,002)	1,804	(657)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$230,743	$197,106	$677,145	$579,560

(1)Calculated in accordance with standards established by the Nareit Board of Governors.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Per share)	2020	2019	2020	2019
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$0.63	$(0.44)	$2.61	$1.35
Depreciation and amortization of real estate assets	1.28	1.14	3.81	3.46
Gain on sales of real estate	(0.01)	—	(0.01)	—
Impairment of real estate – rental properties	0.06	—	0.12	—
Allocation to unvested restricted stock awards	(0.01)	—	(0.04)	(0.03)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.95	0.70	6.49	4.78
Unrealized losses (gains) on non-real estate investments	0.11	0.62	(1.13)	(0.12)
Impairment of non-real estate investments	—	0.06	0.20	0.06
Impairment of real estate	—	—	0.12	—
Loss on early extinguishment of debt	0.42	0.36	0.42	0.43
Loss on early termination of interest rate hedge agreements	—	0.02	—	0.02
Termination fee	(0.69)	—	(0.69)	—
Acceleration of stock compensation expense due to executive officer resignation	0.04	—	0.04	—
Preferred stock redemption charge	—	—	—	0.02
Allocation to unvested restricted stock awards	—	(0.01)	0.01	—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.83	$1.75	$5.46	$5.19

Weighted-average shares of common stock outstanding(1) for calculations of:
EPS – diluted	125,828	112,120	124,027	111,712
Funds from operations – diluted, per share	125,828	112,562	124,027	111,712
Funds from operations – diluted, as adjusted, per share	125,828	112,562	124,027	111,712

(1)Refer to the definition of “Weighted-average shares of common stock outstanding – diluted” within this section of this Item 2 for additional information.

Adjusted EBITDA and Adjusted EBITDA margin

We use Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, impairments of real estate, and significant termination fees. Adjusted EBITDA also excludes unrealized gains or losses and significant realized gains and impairments that result from our non-real estate investments. These non-real estate investment amounts are classified in our consolidated statements of operations outside of revenues.

We believe Adjusted EBITDA provides investors with relevant and useful information as it allows investors to evaluate the operating performance of our business activities without having to account for differences recognized because of investing and financing decisions related to our real estate and non-real estate investments, our capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. For example, we exclude gains or losses on the early extinguishment of debt to allow investors to measure our performance independent of our indebtedness and capital structure. We believe that adjusting for the effects of impairments and gains or losses on sales of real estate, significant impairments and gains on the sale of non-real estate investments, and significant termination fees allows investors to evaluate performance from period to period on a consistent basis without having to account for differences recognized because of investing and financing decisions related to our real estate and non-real estate investments or other corporate activities that may not be representative of the operating performance of our properties.

In addition, we believe that excluding charges related to stock compensation and unrealized gains or losses facilitates for investors a comparison of our business activities across periods without the volatility resulting from market forces outside of our control. Adjusted EBITDA has limitations as a measure of our performance. Adjusted EBITDA does not reflect our historical expenditures or future requirements for capital expenditures or contractual commitments. While Adjusted EBITDA is a relevant measure of performance, it does not represent net income (loss) or cash flows from operations calculated and presented in accordance with GAAP, and it should not be considered as an alternative to those indicators in evaluating performance or liquidity.

In order to calculate Adjusted EBITDA margin, we also make comparable adjustments to our revenues. We adjust our total revenues by realized gains, losses, and impairments related to our non-real estate investments and significant termination fees to arrive at revenues, as adjusted. Our calculation of Adjusted EBITDA margin divides Adjusted EBITDA by our revenues, as adjusted. We believe that consistent application of these comparable adjustments to both components of Adjusted EBITDA margin provides a more useful calculation for the comparison across periods.

The following table reconciles net income (loss) and revenues, the most directly comparable financial measures calculated and presented in accordance with GAAP, to Adjusted EBITDA and revenues, as adjusted, respectively, for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020	2019
Net income (loss)	$95,799		$(36,003)	$370,038	$187,994
Interest expense	43,318		46,203	134,071	128,182
Income taxes	2,430		887	5,177	3,074
Depreciation and amortization	176,831		135,570	520,354	404,094
Stock compensation expense	12,994	(1)	10,935	32,108	33,401
Loss on early extinguishment of debt	52,770		40,209	52,770	47,570
Gain on sales of real estate	(1,586)		—	(1,586)	—
Unrealized losses (gains) on non-real estate investments	14,013		70,043	(140,495)	(13,221)
Impairment of real estate	7,680		—	30,545	—
Impairment of non-real estate investments	—		7,133	24,482	7,133
Termination fee	(86,179)		—	(86,179)	—
Adjusted EBITDA	$318,070		$274,977	$941,285	$798,227

Revenues	$545,042		$390,484	$1,421,917	$1,123,182
Non-real estate investments – realized gains	17,361		6,967	25,689	28,759
Impairment of non-real estate investments	—		7,133	24,482	7,133
Termination fee	(86,179)		—	(86,179)	—
Revenues, as adjusted	$476,224		$404,584	$1,385,909	$1,159,074

Adjusted EBITDA margin	67%		68%	68%	69%
(1)Includes acceleration of stock compensation expense recognized due to the resignation of an executive officer during the three months ended September 30, 2020.

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of September 30, 2020, approximately 93% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

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

Revenue-enhancing and repositioning capital expenditures represent spending to reposition or significantly change the use of a property, including through improvement in the asset quality from Class B to Class A.

Non-revenue-enhancing capital expenditures represent costs required to maintain the current revenues of a stabilized property, including the associated costs for renewed and re-leased space.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted EBITDA	$318,070	$274,977	$941,285	$798,227

Interest expense	$43,318	$46,203	$134,071	$128,182
Capitalized interest	32,556	24,558	88,029	64,741
Amortization of loan fees	(2,605)	(2,251)	(7,589)	(6,864)
Amortization of debt premiums	910	1,287	2,686	2,870
Cash interest	74,179	69,797	217,197	188,929
Dividends on preferred stock	—	1,173	—	3,204
Fixed charges	$74,179	$70,970	$217,197	$192,133

Fixed-charge coverage ratio:
– period annualized	4.3x	3.9x	4.3x	4.2x
– trailing 12 months	4.3x	4.1x	4.3x	4.1x

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended September 30, 2020, as reported by Bloomberg Professional Services. In addition, we monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decline below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate – value-creation square footage currently in rental properties

The following table represents RSF of buildings in operation as of September 30, 2020, that will be redeveloped or replaced with new development RSF upon commencement of future construction:

	RSF
Property/Submarket	Development	Redevelopment	Total
Near-term project:
651 Gateway Boulevard/South San Francisco	—	300,010	300,010

Intermediate-term projects:
50 and 60 Sylvan Road/Route 128	—	202,428	202,428
3825 Fabian Way/Greater Stanford	—	250,000	250,000
987 and 1075 Commercial Street/Greater Stanford	26,738	—	26,738
10931 and 10933 North Torrey Pines Road/Torrey Pines	92,450	—	92,450
10260 Campus Point Drive/University Town Center	109,164	—	109,164
9363 and 9393 Towne Centre Drive/University Town Center	78,573	—	78,573
4555 Executive Drive/University Town Center	41,475	—	41,475
	348,400	452,428	800,828
Future projects:
40 Sylvan Road/Route 128	—	312,845	312,845
3875 Fabian Way/Greater Stanford	—	228,000	228,000
960 Industrial Road/Greater Stanford	110,000	—	110,000
219 East 42nd Street/New York City	349,947	—	349,947
11255 and 11355 North Torrey Pines Road/Torrey Pines	139,135	—	139,135
4161 Campus Point Court/University Town Center	159,884	—	159,884
4075 Sorrento Valley Boulevard/Sorrento Valley	40,000	—	40,000
4045 Sorrento Valley Boulevard/Sorrento Valley	10,926	—	10,926
601 Dexter Avenue North/Lake Union	18,680	—	18,680
830 4th Avenue South/SoDo	42,380	—	42,380
	870,952	540,845	1,411,797
Total value-creation RSF currently included in rental properties	1,219,352	1,293,283	2,512,635

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

The following table reconciles debt to net debt and computes the ratio to Adjusted EBITDA as of September 30, 2020, and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Secured notes payable	$342,363	$349,352
Unsecured senior notes payable	7,230,819	6,044,127
Unsecured senior line of credit and commercial paper	249,989	384,000
Unamortized deferred financing costs	58,284	47,299
Cash and cash equivalents	(446,255)	(189,681)
Restricted cash	(38,788)	(53,008)
Net debt	$7,396,412	$6,582,089

Adjusted EBITDA:
– quarter annualized	$1,272,280	$1,148,620
– trailing 12 months	$1,228,440	$1,085,382

Net debt to Adjusted EBITDA:
– quarter annualized	5.8x	5.7x
– trailing 12 months	6.0x	6.1x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income, and to net operating income (cash basis) for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$95,799	$(36,003)	$370,038	$187,994

Equity in earnings of unconsolidated real estate joint ventures	(3,778)	(2,951)	(4,555)	(5,359)
General and administrative expenses	36,913	27,930	100,651	79,041
Interest expense	43,318	46,203	134,071	128,182
Depreciation and amortization	176,831	135,570	520,354	404,094
Impairment of real estate	7,680	—	22,901	—
Loss on early extinguishment of debt	52,770	40,209	52,770	47,570
Gain on sales of real estate	(1,586)	—	(1,586)	—
Investment (income) loss	(3,348)	63,076	(166,184)	(41,980)
Net operating income	404,599	274,034	1,028,460	799,542
Straight-line rent revenue	(28,822)	(27,394)	(72,786)	(79,835)
Amortization of acquired below-market leases	(13,979)	(5,774)	(43,730)	(20,976)
Net operating income (cash basis)	$361,798	$240,866	$911,944	$698,731

Net operating income (cash basis) – annualized	$1,447,192	$963,464	$1,215,925	$931,641

Net operating income (from above)	$404,599	$274,034	$1,028,460	$799,542
Total revenues	$545,042	$390,484	$1,421,917	$1,123,182
Operating margin(1)	74%	70%	72%	71%

(1)Includes the effect of a termination fee recognized during the three months ended September 30, 2020. Refer to the section titled “Income from rentals” in Note 5 – “Leases” to our unaudited consolidated financial statements under Item 1 of this report for additional information. Excluding this effect, our operating margin for the three and nine months ended September 30, 2020, would have been 70% and 71%, respectively.

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

Same property comparisons

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development or redevelopment properties recently placed into service, the consolidated total income from rentals, as well as rental operating expenses in our operating results, can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given quarterly or annual period, we analyze the operating performance for all consolidated properties that were fully operating for the entirety of the comparative periods presented, referred to as same properties. We separately present quarterly and year-to-date same property results to align with the interim financial information required by the SEC in our management’s discussion and analysis of our financial condition and results of operations. These same properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable quarterly or year-to-date period presented, properties that underwent development or redevelopment at any time during the comparative periods, unconsolidated real estate joint ventures, properties classified as held for sale, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, termination fees, if any, are excluded from the results of same properties. Refer to the “Same properties” subsection in the “Results of operations” section within this Item 2 for additional information.

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenue in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of results for the three months ended September 30, 2020, to the three months ended September 30, 2019” and “Comparison of results for the nine months ended September 30, 2020, to the nine months ended September 30, 2019” subsections of the “Results of operations” section within this Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from rentals	$543,412	$385,776	$1,416,873	$1,112,143
Rental revenues	(438,393)	(293,182)	(1,117,890)	(857,370)
Tenant recoveries	$105,019	$92,594	$298,983	$254,773

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unencumbered net operating income	$388,575	$259,128	$979,934	$753,716
Encumbered net operating income	16,024	14,906	48,526	45,826
Total net operating income	$404,599	$274,034	$1,028,460	$799,542
Unencumbered net operating income as a percentage of total net operating income	96%	95%	95%	94%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. As of September 30, 2020, we had Forward Agreements outstanding to sell an aggregate of 1.8 million shares of common stock.

Prior to the conversion of our remaining outstanding shares in October 2019, we considered the effect of assumed conversion of our outstanding 7.00% Series D Convertible Preferred Stock when determining potentially dilutive incremental shares to our common stock. When calculating the assumed conversion, we add back to net income or loss the dividends paid on our Series D Convertible Preferred Stock to the numerator and then include additional common shares assumed to have been issued (as displayed in the table below) to the denominator of the per share calculation. The effect of the assumed conversion is considered separately for our per share calculations of net income or loss; funds from operations, computed in accordance with the definition in the Nareit White Paper; and funds from operations, as adjusted. Prior to the conversion of our remaining outstanding shares in October 2019, our Series D Convertible Preferred Stock was dilutive and assumed to be converted when quarterly and annual basic EPS, funds from operations, or funds from operations, as adjusted, exceeded approximately $1.75 and $7.00 per share, respectively, subject to conversion ratio adjustments and the impact of repurchases of our Series D Convertible Preferred Stock. The effect of the assumed conversion was included when it was dilutive on a per share basis. The dilutive effect to both numerator and denominator may result in a per share effect of less than a half cent, which would appear as zero in our per share calculation, even when the dilutive effect to the numerator alone appears in our reconciliation. Refer to Note 12 – “Earnings per share” and Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for more information related to our forward equity sales agreements and our Series D Convertible Preferred Stock.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and nine months ended September 30, 2020 and 2019, are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average shares of common stock outstanding:
Basic shares for EPS	124,901	112,120	123,561	111,540
Outstanding forward equity sales agreements	927	—	466	172
Series D Convertible Preferred Stock	—	—	—	—
Diluted shares for EPS	125,828	112,120	124,027	111,712

Basic shares for EPS	124,901	112,120	123,561	111,540
Outstanding forward equity sales agreements	927	442	466	172
Series D Convertible Preferred Stock	—	—	—	—
Diluted shares for FFO	125,828	112,562	124,027	111,712

Basic shares for EPS	124,901	112,120	123,561	111,540
Outstanding forward equity sales agreements	927	442	466	172
Series D Convertible Preferred Stock	—	—	—	—
Diluted shares for FFO, as adjusted	125,828	112,562	124,027	111,712

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of September 30, 2020, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming an interest rate floor of 0%, on our fixed- and variable-rate debt as of September 30, 2020 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(1,220)
Rate decrease of 1%	$256

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(702,610)
Rate decrease of 1%	$793,554
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of September 30, 2020. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of September 30, 2020 (in thousands):

Equity price risk:
Fair value increase of 10%	$133,095
Fair value decrease of 10%	$(133,095)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of September 30, 2020 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$72
Rate decrease of 10%	$(72)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$9,472
Rate decrease of 10%	$(9,472)
This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the nine months ended September 30, 2020, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2020, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Almost every state implemented some form of shelter-in-place or stay-at-home directive between March and May 2020, including, among others, the cities of Boston, San Francisco (including five other San Francisco counties), and Seattle, and the states of California, Maryland, Massachusetts, and New York, where we own properties. The lockdown restrictions implemented included quarantines, restrictions on travel, shelter-in-place orders, school closures, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that could continue. These quarantines generally came with exceptions for essential healthcare/public health operations; health manufacturing; clinical research, development, and testing for COVID-19; research and laboratory activities; essential manufacturing for pharmaceuticals, vaccines, testing materials, laboratory supplies, medical equipment, instruments; and safety products; essential retail, including pharmacies; essential building services, such as cleaning and maintenance; skilled trades, such as plumbers and electricians; and certain essential construction projects.

Beginning in early May 2020, parts of the U.S. began to ease the lockdown restrictions and allow for the reopening of businesses. The gradual reopening of retail, manufacturing, and office facilities came with required or recommended safety protocols. There is no assurance that the reopening of businesses, even if those businesses adhere to recommended safety protocols, will enable us or many of our tenants to avoid adverse effects on our and our tenants’ operations and businesses.

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

Although critical research and development efforts are continuing in our office/laboratory properties, in certain cases such research and development efforts have fewer workers, and non-critical workers in these buildings and most office buildings are working remotely. When appropriate, certain spaces have been and may continue to be subject to temporary closure for quarantine and proper disinfecting. Our properties and tenant base include a small amount of restaurant, conference center, fitness centers, and retail space, accounting for less than 1.0% of our total revenues during the nine months ended September 30, 2020. Retail tenants in particular continue to be severely impacted by social distancing protocols that remain in place across all of the markets where our properties are located.

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

•Our tenants’ ability to pay rent on their leases in full and timely and, to the extent necessary, our inability to restructure our tenants’ long-term rent obligations on terms favorable to us or to timely recapture the space for re-leasing (refer to the risk factor on the next page within this Item 1A of this report);

•Difficulty in our accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions, which may affect our (or our tenants’) ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis and may adversely affect the valuation of financial assets and liabilities, any of which could affect our (or our tenants’) ability to meet liquidity and capital expenditure requirements or could have a material adverse effect on our business, financial condition, results of operations, and cash flows;

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

•Uncertainty related to whether the U.S. Congress or state legislatures will pass additional laws providing for additional economic stimulus packages, governmental funding, or other relief programs, whether such measures will be enacted, whether our tenants will be eligible or will apply for any such funds, whether the funds, if available, could be used by our tenants to pay rent, and whether such funds will be sufficient to supplement our tenants' rent and other obligations to us;

•Deterioration of global economic conditions and job losses, which may decrease demand for and occupancy levels of our rental properties and may cause our rental rates and property values to be negatively impacted;

•Our dependence on short-term and long-term debt sources, including our unsecured senior line of credit, commercial paper program, and senior notes, which may affect our ability to continue our investing activities and pay distributions to our stockholders;

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

While the rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19, the spread of COVID-19 has resulted in, and may continue to result in, significant disruption of the global financial market and increase in unemployment in the U.S. until effective therapies and vaccines are developed and widely distributed. Until such therapies are available, the pandemic and public and private responses to the pandemic may lead to deterioration of economic conditions, an economic downturn and/or a recession, at a global scale, which could materially affect our (or our tenants’) performance, financial condition, results of operations, and cash flows.

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

•Interruptions in supply chain, manufacturing, and global shipping, or other delays that may affect the transport of materials necessary for our tenants’ research, clinical trials, or manufacturing activities;

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

•Diminishing public trust in healthcare facilities or other facilities, such as medical office buildings, that are treating (or have treated) patients affected by contagious diseases, including COVID-19; and

•Inability to access capital on terms favorable to our tenants because of changes in company valuation and/or investor appetite due to a general downturn in economic and financial conditions and the volatility of the market.

The negative effects of an outbreak of a contagious disease (such as COVID-19) on our tenants in the technology industry may include, but are not limited to:

•Reduction in staff productivity due to business closures, alternative working arrangements, or illness of staff and/or illness in the family;

•Reduction in sales of our tenants’ services and products, longer sales cycles, reduction in subscription duration and value, slower adoption of new technologies, and increase in price competition due to economic uncertainties and downturns;

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

•Network infrastructure and technology system failures of our tenants, or of third-party services used by our tenants, which may result in system interruptions, reputational harm, loss of intellectual property, delays in product development, lengthy interruptions in services, breaches of data security, and loss of critical data;

•Higher employment compensation costs that may not be offset by improved productivity or increased sales; and

•Inability to access capital on terms favorable to our tenants because of changes in company valuation and/or investor appetite due to a general downturn in of economic and financial conditions and the volatility of the market.

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

•Disruptions to manufacturing facilities and supply lines; and

•Inability to access capital on terms favorable to our tenants because of changes in company valuation and/or investor appetite due to a general downturn in economic and financial conditions and the volatility of the market.

The potential impact of a pandemic or outbreak of a contagious disease with respect to our tenants or our properties is difficult to predict and could have a material adverse impact on our tenants’ operations and, in turn, on our revenues, business, and results of operations, as well as the value of our stock. The COVID-19 pandemic, or other pandemics, may directly or indirectly cause the realization of any of the other risk factors included in our annual report on Form 10-K for the year ended December 31, 2019, or this quarterly report on Form 10-Q.

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

Changes in technology, patent expiration, and intellectual property rights and protection:

•Our tenants sell products and services in an industry that is characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements, evolving industry standards, and uncertainty over the implementation of new healthcare reform legislation, which may cause them to lose competitive positions and adversely affect their operations.

•Many of our tenants and their licensors require patent, copyright, or trade secret protection and/or rights to use third-party intellectual property to develop, make, market, and sell their products and technologies. A tenant may be unable to commercialize its products or technologies if patents covering such products or technologies are not issued or are successfully challenged, narrowed, invalidated, or circumvented by third parties. Additionally, a third party may own intellectual property that limits a tenant’s ability to bring to market its product or technology without securing a license or other rights to use the third-party intellectual property, which may require the tenant to pay an up-front fee or royalty. Failure to obtain these rights from third parties may make it challenging or impossible for a tenant to develop and commercialize its products or technologies, which could adversely affect its competitive position and operations.

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

Failures in the safety and efficacy of their products:

•Some of our tenants developing potential products may find that their products are not effective, or are even harmful, when tested in humans.

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

Significant funding requirements for product research and development:

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

Through our strategic venture investment portfolio, we hold investments in companies which, similar to our tenant base, are concentrated in the life science, technology, and agtech industries. The companies in which we invest are accordingly subject to risks similar to those posed by our tenant base, including those disclosed in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2019. In addition, the companies in which we invest through our venture investment portfolio are subject to the risks inherent in venture capital investing and may be adversely affected by external factors beyond our control and other risks, including, but not limited to the following:

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

•Changes in U.S. federal government organizations or other agencies, including changes in policy, regulations, budgeting, retention of key leadership and other personnel, administration of drug approvals or restrictions on drug product or service development or commercialization, or a partial or complete future government shutdown resulting in temporary closures of agencies such as the FDA and SEC, could adversely affect the companies in which we invest, including delays in the commercialization of such companies’ products, decreased funding of research and development in the life science, technology, and agtech industries, or delays surrounding approval of budget proposals for any of these industries.

•Impacts or changes in business in connection with the COVID-19 pandemic or for other reasons, including diversion of healthcare resources away from clinical trials, delays or difficulties enrolling patients or maintaining scheduled appointments in clinical trials, interruptions and delays in lab research due to the reduction in employee resources stemming from social distancing requirements and the desire of employees to avoid contact with people, insufficient inventory of supplies and reagents necessary for lab research due to interruptions in supply chain interruptions in supply chain, delays or difficulties obtaining clinical site locations or engaging clinical site staff, interruptions on clinical site monitoring due to travel restrictions, delays in interacting with or receiving approval from regulatory agencies in connection with research activities or clinical trials, and disruptions to manufacturing facilities and supply lines.

•Reduction in revenue or revenue growth, including in connection with the COVID-19 pandemic, deterioration in the global economy, or other reasons, may impair the value of the companies in which we hold equity investments or impede their ability to raise additional capital.

•Seasonal weather conditions, changes in availability of transportation or labor, especially in connection with the COVID-19 pandemic, and other related factors may affect the products and services or the availability of the products and services of the companies in which we invest in the agtech sector.

Many of the factors listed above are beyond our control and, if the companies in which we invest are adversely affected by any of the foregoing, could materially affect our reported asset and liability values and earnings and may materially and adversely affect our reported results of operations. The occurrence of any of these adverse events could cause the market price of shares of our common stock to decline regardless of the performance of our primary real estate business. For additional risk factors, refer to our annual report on Form 10-K for the year ended December 31, 2019.

Social, political, and economic instability, unrest, and other circumstances beyond our control could adversely affect our business operations.

Our business may be adversely affected by social, political, and economic instability, unrest, or disruption in a geographic region in which we operate, regardless of cause, including legal, regulatory, and policy changes by a new presidential administration in the U.S., protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection, or social and other political unrest.

Such events may result in restrictions, curfews, or other actions and give rise to significant changes in regional and global economic conditions and cycles, which may adversely affect our financial condition and operations. There have been demonstrations in recent months and protests in cities throughout the U.S. as well as globally, including in Hong Kong, in connection with civil rights, liberties, and social and governmental reform. While protests have been peaceful in many locations, looting, vandalism, and fires have occured in cities such as Seattle, Portland, Los Angeles, Washington, D.C., New York City, and Minneapolis that have led to the imposition of mandatory curfews and, in some locations, deployment of the U.S. National Guard. Government actions in an effort to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being, and increase the need for additional expenditures on security resources. In addition, action resulting from such social or political unrest may pose significant risks to our personnel, facilities, and operations. The effect and duration of demonstrations, protests, or other factors is uncertain, and we cannot ensure there will not be further political or social unrest in the future or that there will not be other events that could lead to social, political, and economic disruptions. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.

In addition, 2020 is a presidential election year. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on certain industries and corporate entities. The nature, timing, and economic and political effects of potential changes to the current legal and regulatory frameworks affecting the life science, technology, and agtech industries, as well as the real estate industry in general, remain highly uncertain. For example, presidential candidate proposals to make changes related to the U.S. tax legislation, such as those involving Section 1031 of the Internal Revenue Code (“Section 1031 Exchanges”), may have a material adverse effect on our future business, financial condition, results of operations, and growth prospects. From time to time, we dispose of properties in transactions qualified as Section 1031 Exchanges. If certain proposed changes were ultimately effected and the laws surrounding Section 1031 Exchanges amended or repealed, we may not be able to dispose of properties on a tax-deferred basis. In such a case, our earnings and profits and our taxable income would increase, which could increase dividend income and reduce the return of capital to our stockholders. As a result, we may be required to pay additional dividends to stockholders, or if we do not pay additional dividends, our corporate income tax liability could increase and we may be subject to interest and penalties.

We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs through to our tenants.

Our properties are subject to increases in operating expenses, including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. As of September 30, 2020, approximately 93% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate and other rent-related taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Our operating expenses may increase as a result of tax reassessments that our properties are subject to on a regular basis (annually, triennially, etc.), which normally result in increases in property taxes over time as property values increase. In

California, however, pursuant to the existing state law commonly referred to as Proposition 13, properties are reassessed to market value only at the time of change in ownership or completion of construction, and thereafter, annual property reassessments are limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, lawmakers and political coalitions initiate efforts to repeal or amend Proposition 13 to eliminate its application to commercial and industrial properties, including recently by introducing Proposition 15 on the ballot in California, which Californians will vote to support or oppose on November 3, 2020. If successful, Proposition 15 would amend the Constitution of California to require owners of commercial and industrial properties with a combined value of greater than $3 million to be taxed based on the fair market value of the properties.

If Proposition 15 is passed, the property taxes for some of our properties in California could substantially increase. Our triple net leases allow us to pass through, among other costs, substantially all real estate and rent-related taxes to our tenants in the form of tenant recoveries. Consequently, as a result of our triple net leases, we do not expect potential increases on property taxes as a result of tax reassessments to significantly impact our operating results.

We cannot be certain however, that we will be able to continue to negotiate pass-through provisions related to taxes in tenant leases in the future, or that higher pass-through expenses will not lead to lower base rents in the long run as a result of tenants not being able to absorb higher overall occupancy costs. Thus, the passage of Proposition 15 could lead to a decrease in our income from rentals over time. If our operating expenses increase without a corresponding increase in revenues, our profitability could diminish. In addition, we cannot be certain that increased costs will not lead our current or prospective tenants to seek space outside of the state of California, which could significantly hinder our ability to increase our rents or to maintain existing occupancy levels. Proposition 15 in California may significantly increase occupancy costs for some of our tenants and may adversely impact their financial condition, ability to make rental payments, and ability to renew lease agreements, which in turn could adversely affect our financial condition, results of operations, cash flows, and our ability to make distributions to our stockholders.

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
4.1*
Indenture, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank (formerly known as Branch Banking and Trust Company), as Trustee
		Form 8-K	March 3, 2017
4.2*	Supplemental Indenture No. 13, dated August 5, 2020, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	August 5, 2020
4.3*	Form of 1.875% Senior Notes due 2033 (included in Exhibit 4.2 above)	Form 8-K	August 5, 2020
22.0	List of Guarantor Subsidiaries of Alexandria Real Estate Equities, Inc.	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1	The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020, and December 31, 2019 (unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three and nine months ended September 30, 2020 and 2019 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)	N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith
(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2020.

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