Form 10-Q
period 2021-03-31
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2021-04-26
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 15, 2021, 147,503,288 shares of common stock, par value $0.01 per share, were outstanding.

i

GLOSSARY

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ASU	Accounting Standards Update
ATM	At the Market
CIP	Construction in Progress
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
GAAP	U.S. Generally Accepted Accounting Principles
JV	Joint Venture
LEED®	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
Nareit	National Association of Real Estate Investment Trusts
NAV	Net Asset Value
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SF	Square Feet/Foot
SoDo	South of Downtown submarket of Seattle
SOFR	Secured Overnight Financing Rate
SoMa	South of Market submarket of San Francisco Bay Area
U.S.	United States
VIE	Variable Interest Entity

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Investments in real estate	$20,253,418	$18,092,372
Investments in unconsolidated real estate joint ventures	325,928	332,349
Cash and cash equivalents	492,184	568,532
Restricted cash	42,219	29,173
Tenant receivables	7,556	7,333
Deferred rent	751,967	722,751
Deferred leasing costs	294,328	272,673
Investments	1,641,811	1,611,114
Other assets	1,424,935	1,191,581
Total assets	$25,234,346	$22,827,878

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$229,406	$230,925
Unsecured senior notes payable	8,311,512	7,232,370
Unsecured senior line of credit and commercial paper	—	99,991
Accounts payable, accrued expenses, and other liabilities	1,750,687	1,669,832
Dividends payable	160,779	150,982
Total liabilities	10,452,384	9,384,100

Commitments and contingencies

Redeemable noncontrolling interests	11,454	11,342

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,457	1,367
Additional paid-in capital	12,994,748	11,730,970
Accumulated other comprehensive loss	(5,799)	(6,625)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	12,990,406	11,725,712
Noncontrolling interests	1,780,102	1,706,724
Total equity	14,770,508	13,432,436
Total liabilities, noncontrolling interests, and equity	$25,234,346	$22,827,878

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Income from rentals	$478,695	$437,605
Other income	1,154	2,314
Total revenues	479,849	439,919

Expenses:
Rental operations	137,888	129,103
General and administrative	33,996	31,963
Interest	36,467	45,739
Depreciation and amortization	180,913	175,496
Impairment of real estate	5,129	2,003
Loss on early extinguishment of debt	67,253	—
Total expenses	461,646	384,304

Equity in earnings (losses) of unconsolidated real estate joint ventures	3,537	(3,116)
Investment income (loss)	1,014	(21,821)
Gain on sales of real estate	2,779	—
Net income	25,533	30,678
Net income attributable to noncontrolling interests	(17,412)	(11,913)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	8,121	18,765
Net income attributable to unvested restricted stock awards	(2,014)	(1,925)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$6,107	$16,840

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.04	$0.14
Diluted	$0.04	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$25,533	$30,678
Other comprehensive income (loss)
Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	826	(5,857)
Unrealized gains (losses) on foreign currency translation, net	826	(5,857)

Total other comprehensive income (loss)	826	(5,857)
Comprehensive income	26,359	24,821
Less: comprehensive income attributable to noncontrolling interests	(17,412)	(11,913)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$8,947	$12,908

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2020	136,690,329	$1,367	$11,730,970	$—	$(6,625)	$1,706,724	$13,432,436	$11,342
Net income	—	—	—	8,121	—	17,195	25,316	217
Total other comprehensive income	—	—	—	—	826	—	826	—
Contributions from and sales of noncontrolling interests	—	—	47	—	—	81,863	81,910	94
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(25,680)	(25,680)	(199)
Issuance of common stock	8,834,703	88	1,397,561	—	—	—	1,397,649	—
Issuance pursuant to stock plan	180,072	2	26,935	—	—	—	26,937	—
Taxes related to net settlement of equity awards	(49,548)	—	(8,107)	—	—	—	(8,107)	—
Dividends declared on common stock ($1.09 per share)	—	—	—	(160,779)	—	—	(160,779)	—
Reclassification of distributions in excess of earnings	—	—	(152,658)	152,658	—	—	—	—
Balance as of March 31, 2021	145,655,556	$1,457	$12,994,748	$—	$(5,799)	$1,780,102	$14,770,508	$11,454

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2019	120,800,315	$1,208	$8,874,367	$—	$(9,749)	$1,288,352	$10,154,178	$12,300
Net income	—	—	—	18,765	—	11,695	30,460	218
Total other comprehensive loss	—	—	—	—	(5,857)	—	(5,857)	—
Contributions from and sales of noncontrolling interests	—	—	55,856	—	—	296,100	351,956	—
Redemptions of noncontrolling interests	—	—	—	—	—	—	—	(300)
Distributions to noncontrolling interests	—	—	—	—	—	(16,481)	(16,481)	(205)
Issuance of common stock	3,392,622	34	504,304	—	—	—	504,338	—
Issuance pursuant to stock plan	181,928	2	22,986	—	—	—	22,988	—
Taxes related to net settlement of equity awards	(49,181)	(1)	(6,864)	—	—	—	(6,865)	—
Dividends declared on common stock ($1.03 per share)	—	—	—	(129,981)	—	—	(129,981)	—
Cumulative effect of adjustment upon adoption of new ASU on credit losses on January 1, 2020	—	—	—	(2,484)	—	—	(2,484)	—
Reclassification of distributions in excess of earnings	—	—	(113,700)	113,700	—	—	—	—
Balance as of March 31, 2020	124,325,684	$1,243	$9,336,949	$—	$(15,606)	$1,579,666	$10,902,252	$12,013

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net income	$25,533	$30,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180,913	175,496
Impairment of real estate	5,129	2,003
Gain on sales of real estate	(2,779)	—
Loss on early extinguishment of debt	67,253	—
Equity in (earnings) losses of unconsolidated real estate joint ventures	(3,537)	3,116
Distributions of earnings from unconsolidated real estate joint ventures	4,958	490
Amortization of loan fees	2,817	2,247
Amortization of debt premiums	(576)	(888)
Amortization of acquired above- and below-market leases	(12,112)	(15,964)
Deferred rent	(27,382)	(20,597)
Stock compensation expense	12,446	9,929
Investment (income) loss	(1,014)	21,821
Changes in operating assets and liabilities:
Tenant receivables	(221)	(4,874)
Deferred leasing costs	(23,359)	(9,085)
Other assets	(25,775)	(10,893)
Accounts payable, accrued expenses, and other liabilities	9,759	7,788
Net cash provided by operating activities	212,053	191,267

Investing Activities:
Proceeds from sale of real estate	25,695	—
Additions to real estate	(465,411)	(373,499)
Purchases of real estate	(1,871,043)	(482,409)
Change in escrow deposits	(98,303)	4,834
Acquisition of interest in unconsolidated real estate joint venture	(9,048)	—
Investments in unconsolidated real estate joint ventures	—	(2,592)
Return of capital from unconsolidated real estate joint ventures	—	20,224
Additions to non-real estate investments	(77,339)	(31,060)
Sales of non-real estate investments	57,569	30,910
Net cash used in investing activities	$(2,437,880)	$(833,592)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2021	2020
Financing Activities:
Repayments of borrowings from secured notes payable	$(15,423)	$(1,479)
Proceeds from issuance of unsecured senior notes payable	1,743,716	699,531
Repayments of unsecured senior notes payable	(650,000)	—
Premium paid for early extinguishment of debt	(66,829)	—
Borrowings from unsecured senior line of credit	2,101,000	783,000
Repayments of borrowings from unsecured senior line of credit	(2,101,000)	(946,000)
Proceeds from issuances under commercial paper program	6,810,000	2,158,900
Repayments of borrowings under commercial paper program	(6,910,000)	(2,158,900)
Payments of loan fees	(16,599)	(7,954)
Taxes paid related to net settlement of equity awards	(1,678)	(1,253)
Proceeds from issuance of common stock	1,397,649	504,338
Dividends on common stock	(150,982)	(126,278)
Contributions from and sales of noncontrolling interests	48,279	2,756
Distributions to and purchases of noncontrolling interests	(25,879)	(16,986)
Net cash provided by financing activities	2,162,254	889,675

Effect of foreign exchange rate changes on cash and cash equivalents	271	(1,668)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(63,302)	245,682
Cash, cash equivalents, and restricted cash as of the beginning of period	597,705	242,689
Cash, cash equivalents, and restricted cash as of the end of period	$534,403	$488,371

Supplemental Disclosures and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$55,052	$65,500
Accrued construction for current-period additions to real estate	$193,439	$134,414
Right-of-use asset	$—	$32,700
Lease liability	$—	$(32,700)
Consolidation of real estate assets in connection with our acquisition of partner’s interest in unconsolidated real estate joint venture	$19,613	$—
Assumption of secured note payable in connection with acquisition of partner’s interest in unconsolidated real estate joint venture	$(14,558)	$—
Contribution of assets from real estate joint venture partner	$33,000	$350,000
Issuance of noncontrolling interest to joint venture partner	$(33,000)	$(292,930)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® urban office REIT, is the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, agtech, and technology campuses in AAA innovation cluster locations. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, these interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020. Any references to our market capitalization, number or quality of buildings or tenants, quality of location, square footage, number of leases, or occupancy percentage, and any amounts derived from these values, in these notes to consolidated financial statements are outside the scope of our independent registered public accounting firm’s review.

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

Variable interest model

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits — that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) we have the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for information on specific joint ventures that qualify as VIEs. If we have a variable interest in a VIE but are not the primary beneficiary, we account for our investment using the equity method of accounting.

Voting model

If a legal entity fails to meet any of the three characteristics of a VIE (i.e., insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that other equity holders do not have substantive participating rights. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for further information on our unconsolidated real estate joint ventures that qualify for evaluation under the voting model.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the respective ground lease term, estimated useful life, or up to 40 years, for buildings and building improvements; estimated life, or up to 20 years, for land improvements; the respective lease term or estimated useful life for tenant improvements; and the shorter of the lease term or estimated useful life for equipment. The values of the right-of-use assets are amortized on a straight-line basis during the remaining lease term. The values of acquired in-place leases and associated favorable intangibles (i.e., acquired above-market leases) are classified in other assets in our consolidated balance sheets and are amortized over the remaining terms of the related leases as a reduction of income from rentals in our consolidated statements of operations. The values of unfavorable intangibles (i.e., acquired below-market leases) associated with acquired in-place leases are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets and are amortized over the remaining terms of the related leases as an increase in income from rentals in our statements of operations.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%.

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

Investments in privately held entities are accounted for under the equity method, unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no non-real estate investments accounted for under the equity method as of March 31, 2021.

We recognize both realized and unrealized gains and losses in our consolidated statements of operations, classified within investment income. Unrealized gains and losses represent changes in fair value for investments in publicly traded companies, changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV per share, and observable price changes on our investments in privately held entities that do not report NAV per share. Impairments are realized losses, which result in an adjusted cost, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV per share to their estimated fair value. Realized gains and losses represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

The table below provides details of our consolidated total revenues for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$473,798	$428,742
Direct financing lease	625	613
Revenues subject to the lease accounting standard	474,423	429,355
Revenues subject to the revenue recognition accounting standard	4,272	8,250
Income from rentals	478,695	437,605
Other income	1,154	2,314
Total revenues	$479,849	$439,919

During the three months ended March 31, 2021, revenues that were subject to the lease accounting standard aggregated $474.4 million and represented 98.9% of our total revenues. During the three months ended March 31, 2021, our total revenues also included $5.4 million, or 1.1%, subject to other accounting guidance. Our other income consisted primarily of construction management fees and interest income earned during the three months ended March 31, 2021. For a detailed discussion related to our revenue streams, refer to the “Lease accounting” and “Recognition of revenue arising from contracts with customers” sections within this Note 2 to our unaudited consolidated financial statements.

Lease accounting

Definition and classification of a lease

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

We assess collectibility from our tenants of future lease payments for each of our operating leases. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize an adjustment to lower our income from rentals. Furthermore, we may recognize a general allowance at a portfolio level (not the individual level) if we do not expect to collect future lease payments in full. As of March 31, 2021, we had a general allowance of $3.8 million for a pool of deferred rent balances, which at the portfolio level (not the individual level) is not expected to be collected in full through the lease term.

Direct financing and sales-type leases

As of March 31, 2021, we had one direct financing lease with a net investment balance of $38.0 million and no sales-type leases. Income from rentals related to our direct financing lease is recognized over the lease term using the effective interest rate method. At lease commencement, we record an asset within other assets in our consolidated balance sheets, which represents our net investment in the direct financing lease. This initial net investment is determined by aggregating the total future lease payments attributable to the direct financing lease and the estimated residual value of the property less unearned income. Over the lease term, the investment in the direct financing lease is reduced and rental income is recognized as income from rentals in our consolidated statements of operations, producing a constant periodic rate of return on the net investment in the direct financing lease.

We evaluate our net investment in the direct financing lease for impairment under the current expected credit loss standard that we adopted on January 1, 2020. For more information, refer to the “Allowance for credit losses” section within this Note 2 to our unaudited consolidated financial statements.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three months ended March 31, 2021, included $4.3 million primarily related to short-term parking revenues associated with long-term lease agreements. During the three months ended March 31, 2020, revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations were $8.3 million primarily related to short-term parking revenues associated with long-term lease agreements and revenues generated from our transient parking, retail tenants, and amenities. Short-term parking revenues do not qualify for the single component accounting policy, discussed in the “Lessor accounting” subsection of the “Lease accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for credit losses

On January 1, 2020, we adopted an accounting standard (further clarified in subsequently issued updates) that requires companies to estimate and recognize lifetime expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. The accounting standard applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases arising from sales-type and direct financing leases, and off-balance-sheet credit exposures (e.g., loan commitments). The standard does not apply to the receivables arising from operating leases. An assessment of the collectibility of operating lease payments and the recognition of an adjustment to lease income based on this assessment is governed by the lease accounting standard discussed in the “Lease accounting” section earlier within this Note 2 to our unaudited consolidated financial statements.

Upon adoption of the accounting standard, we had one lease subject to this standard classified as a direct financing lease with a net investment balance aggregating $39.9 million prior to the credit loss adjustment. In this direct financing lease, the payment obligation of the lessee is collateralized by real estate property. Historically, we have had no collection issues related to this direct financing lease; therefore, we assessed the probability of default on this lease based on the lessee’s financial condition, credit rating, business prospects, remaining lease term, and expected value of the underlying collateral upon its repossession. Based on the aforementioned considerations, we estimated a credit loss adjustment related to this direct financing lease aggregating $2.2 million, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in the direct financing lease balance from $39.9 million to $37.7 million in our consolidated balance sheets on January 1, 2020. Subsequent to the initial recognition, at each reporting date we recognize a credit loss adjustment, if necessary, for our current estimate of expected credit losses, which is classified within rental operations in our consolidated statements of operations. For further details, refer to Note 5 – “Leases” to our unaudited consolidated financial statements.

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

Income taxes

We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its stockholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state, and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the 2015 through 2020 calendar years.

Employee and non-employee share-based payments

We have implemented an entity-wide accounting policy to account for forfeitures of share-based awards granted to employees and non-employees when they occur. As a result of this policy, we recognize expense on share-based awards with time-based vesting conditions without reductions for an estimate of forfeitures. This accounting policy only applies to service condition awards. For performance condition awards, we continue to assess the probability that such conditions will be achieved. Expenses related to forfeited awards are reversed as forfeitures occur. In addition, all nonforfeitable dividends paid on share-based payment awards are initially classified in retained earnings and reclassified to compensation cost only if forfeitures of the underlying awards occur. Our employee and non-employee share-based awards are measured at their fair value on the grant date and recognized over the recipient’s required service period.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of March 31, 2021, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

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

The amendment also allows for further simplification of disclosure requirements for entities that qualify for the alternative disclosures. A parent entity was previously required to provide disclosures within the footnotes to the consolidated financial statements. However, the amendment allows for such disclosures to be provided outside of the consolidated financial statements, including within the “Management’s discussion and analysis of financial condition and results of operations” section in Item 2. As such, since our adoption of the amendment during the three months ended March 31, 2020, our disclosures are no longer presented in our consolidated financial statements and have been relocated to the “Management’s discussion and analysis of financial condition and results of operations” section in Item 2.

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

3.    INVESTMENTS IN REAL ESTATE

Our consolidated investments in real estate, including real estate assets held for sale as described in Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements, consisted of the following as of March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Rental properties:
Land (related to rental properties)	$3,173,698	$2,550,571
Buildings and building improvements	14,336,292	13,364,561
Other improvements	1,627,751	1,508,776
Rental properties	19,137,741	17,423,908
Development and redevelopment of new Class A properties:
Development and redevelopment projects	3,645,866	3,075,453
Future development projects	753,057	738,994
Gross investments in real estate	23,536,664	21,238,355
Less: accumulated depreciation	(3,315,190)	(3,178,024)
Net investments in real estate – North America	20,221,474	18,060,331
Net investments in real estate – Asia	31,944	32,041
Investments in real estate	$20,253,418	$18,092,372

Acquisitions

Our real estate asset acquisitions during the three months ended March 31, 2021, consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Active Development/Redevelopment	Operating With Future Development/Redevelopment	Operating	Purchase Price
Greater Boston	3	305,000	640,116	311,066	692,088	$1,541,326
Other	22	69,426	209,295	120,000	741,191	332,424
Three months ended March 31, 2021	25	374,426	849,411	431,066	1,433,279	$1,873,750	(1)

(1)Represents the aggregate contractual purchase price of our acquisitions, which differ from purchases of real estate in our consolidated statements of cash flows due to closing costs and other acquisition adjustments such as prorations of rents and expenses.

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

During the three months ended March 31, 2021, we acquired 25 properties for an aggregate purchase price of $1.9 billion. In connection with our acquisitions, we recorded in-place leases aggregating $118.7 million and below-market leases in which we are the lessor aggregating $57.2 million. As of March 31, 2021, the weighted-average amortization period remaining on our in-place and below-market leases acquired during the three months ended March 31, 2021, was 9.7 years and 11.3 years, respectively, and 10.2 years in total.

Purchase of partner’s interest in an unconsolidated real estate joint venture in March 2021

As of December 31, 2020, we had a 56.8% interest in an unconsolidated real estate joint venture that owned an operating property aggregating 80,032 RSF located at 704 Quince Orchard Road in our Gaithersburg submarket of Maryland. We accounted for this joint venture under the equity method of accounting. On March 25, 2021, we acquired the remaining 43.2% interest in this real estate joint venture for $9.4 million and fully repaid the outstanding secured loan with principal and accrued interest aggregating $14.6 million as of March 25, 2021.

3.    INVESTMENTS IN REAL ESTATE (continued)
As a result of this acquisition, we now own 100% of this property and consolidate its results in our consolidated financial statements. The acquired property did not meet the definition of a business and the transaction was accounted for as an asset acquisition. Refer to Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for more information about our evaluation of applicability of asset acquisition or business combination accounting guidance.

Real estate assets acquired in April 2021

In April 2021, we acquired One Investors Way, located in our Route 128 submarket of Greater Boston, aggregating 240,000 RSF, for a purchase price of $105.0 million. The property was simultaneously 100% leased to Moderna, Inc. for 12 years and immediately placed into redevelopment. The property also includes a future development opportunity aggregating 350,000 RSF.

Additionally, we completed the acquisitions of one property and two land parcels for an aggregate purchase price of $222.5 million, comprising 260,867 RSF of operating properties with future development and redevelopment opportunities and 2.1 million SF of future development opportunities strategically located across multiple markets.

Sales of real estate assets and impairment charges

Gain on sales of real estate

During the three months ended March 31, 2021, we recognized $2.8 million of gains related to the completion of two real estate dispositions. These gains were classified in gain on sales of real estate within our consolidated statements of operations for the three months ended March 31, 2021.

Impairment charges

During the three months ended December 31, 2020, we recognized impairment charges aggregating $25.2 million upon classification as held for sale of the three of our office properties located in our San Francisco Bay Area and Seattle markets. During the three months ended March 31, 2021, we recognized additional impairment charges aggregating $5.1 million to further lower the carrying amounts of these properties to their respective estimated fair values based on the respective sales price negotiated for each property during February – March 2021, less costs to sell. We expect to complete these sales during the three months ending June 30, 2021.

Refer to “Impairment of long-lived assets” within Note 2 – “Summary of significant account policies” to our unaudited consolidated financial statements for additional information.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES

From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of March 31, 2021, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated joint ventures(2):
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
225 Binney Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
57 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
409 and 499 Illinois Street	San Francisco Bay Area	Mission Bay	60.0%
1500 Owens Street	San Francisco Bay Area	Mission Bay	50.1%
Alexandria Technology Center® – Gateway(3)	San Francisco Bay Area	South San Francisco	45.9%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae Station	San Francisco Bay Area	South San Francisco	35.5%
Alexandria Point(4)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	50.1%
SD Tech by Alexandria(5)	San Diego	Sorrento Mesa	50.0%
The Eastlake Life Science Campus by Alexandria(6)	Seattle	Lake Union	30.0%

Unconsolidated joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
Menlo Gateway	San Francisco Bay Area	Greater Stanford	49.0%
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
(3)Excludes 600, 630, 650, 901, and 951 Gateway Boulevard in our South San Francisco submarket.
(4)Excludes 9880 Campus Point Drive in our University Town Center submarket.
(5)Excludes 5505 Morehouse Drive and 10121 and 10151 Barnes Canyon Road in our Sorrento Mesa submarket.
(6)Excludes 1165, 1551, and 1616 Eastlake Avenue East, 188 East Blaine Street, and 1600 Fairview Avenue East in our Lake Union submarket.

Our consolidation policy is fully described under the “Consolidation” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements. Consolidation accounting is highly technical, but its framework is primarily based on the controlling financial interests and benefits of the joint ventures.

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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
The table below shows the categorization of our joint ventures under the consolidation framework:

Property(1)	Consolidation Model	Voting Interest	Consolidation Analysis	Conclusion

75/125 Binney Street	VIE model	Not applicable under VIE model	We have:	Consolidated
225 Binney Street			(i) The power to direct the activities of the joint venture that most significantly affect its economic performance; and
57 Coolidge Avenue
409 and 499 Illinois Street
1500 Owens Street
Alexandria Technology Center® – Gateway
500 Forbes Boulevard			(ii) Benefits that can be significant to the joint venture.
Alexandria Center® for Life Science – Millbrae Station
Alexandria Point
5200 Illumina Way			Therefore, we are the primary beneficiary of each VIE
9625 Towne Centre Drive
SD Tech by Alexandria
The Eastlake Life Science Campus by Alexandria
Menlo Gateway			We do not control the joint venture and are therefore not the primary beneficiary	Equity method of accounting

1655 and 1725 Third Street	Voting model	Does not exceed 50%	Our voting interest is 50% or less

(1)In addition to the real estate joint ventures listed, various partners hold insignificant noncontrolling interests in six other consolidated joint ventures in North America and we hold an interest in two other insignificant unconsolidated real estate joint ventures in North America.

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Investments in real estate	$3,618,870	$3,196,215
Cash and cash equivalents	99,476	95,565
Other assets	398,570	341,524
Total assets	$4,116,916	$3,633,304

Secured notes payable	$—	$—
Other liabilities	200,630	183,237
Total liabilities	200,630	183,237
Redeemable noncontrolling interests	1,842	1,731
Alexandria Real Estate Equities, Inc.’s share of equity	2,134,680	1,742,039
Noncontrolling interests’ share of equity	1,779,764	1,706,297
Total liabilities and equity	$4,116,916	$3,633,304

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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets as of March 31, 2021, and December 31, 2020, consisted of the following (in thousands):

Property	March 31, 2021		December 31, 2020
Menlo Gateway	$299,215		$300,622
704 Quince Orchard Road	—	(1)	4,961
1655 and 1725 Third Street	14,974		14,939
Other	11,739		11,827
	$325,928		$332,349
(1)During the three months ended March 31, 2021, we acquired our partner’s ownership interest in this unconsolidated real estate joint venture. For additional information, refer to the “Purchase of partner’s interest in an unconsolidated real estate joint venture in March 2021” section in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of March 31, 2021 (dollars in thousands):

Unconsolidated Joint Venture	Our Share	Maturity Date	Stated Rate	Interest Rate(1)	Debt Balance at 100%(2)

1655 and 1725 Third Street	10.0%	3/10/25	4.50%	4.57%	$598,338
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%	155,965
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%	138,905
					$893,208
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2021.

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

Refer to the “Lease accounting” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

Leases in which we are the lessor

As of March 31, 2021, we had 360 properties aggregating 33.9 million operating RSF located in key locations, including Greater Boston, San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, agtech, and technology entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of March 31, 2021, all leases in which we are the lessor were classified as operating leases with the exception of one direct financing lease. Our operating leases and direct financing lease are described below.

Operating leases

As of March 31, 2021, our 360 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 71.7 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of March 31, 2021, are outlined in the table below (in thousands):

Year	Amount
2021	$996,581
2022	1,381,082
2023	1,363,705
2024	1,252,843
2025	1,170,172
Thereafter	7,143,569
Total	$13,307,952

Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5.    LEASES (continued)
Direct financing lease

As of March 31, 2021, we had one direct financing lease agreement for a parking structure with a remaining lease term of 71.7 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The components of net investment in our direct financing lease as of March 31, 2021, and December 31, 2020, are summarized in the table below (in thousands):

	March 31, 2021	December 31, 2020
Gross investment in direct financing lease	$258,317	$258,751
Less: unearned income	(217,448)	(218,072)
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing lease	$38,030	$37,840

On January 1, 2020, we adopted an accounting standard that requires companies to estimate and recognize expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. This accounting standard applies to our direct financing lease described above. Upon adoption of the standard on January 1, 2020, we recognized a credit loss adjustment related to this direct financing lease aggregating $2.2 million. During the year ended December 31, 2020, we updated our assessment of the current estimated credit loss related to this direct financing lease and estimated the loss to increase to $2.8 million. As a result, we recognized an additional credit loss adjustment of $614 thousand classified within rental operations in our consolidated statement of operations for the year ended December 31, 2020. No adjustment to the estimated credit loss balance was required during the three months ended March 31, 2021. For further details, refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

Future lease payments to be received under the terms of our direct financing lease as of March 31, 2021, are outlined in the table below (in thousands):

Year	Total
2021	$1,322
2022	1,809
2023	1,863
2024	1,919
2025	1,976
Thereafter	249,428
Total	$258,317

Income from rentals

Our total income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended March 31,
	2021	2020
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$473,798	$428,742
Direct financing lease	625	613
Revenues subject to the lease accounting standard	474,423	429,355
Revenues subject to the revenue recognition accounting standard	4,272	8,250
Income from rentals	$478,695	$437,605

Our revenues that are subject to the revenue recognition accounting standard and are classified in income from rentals consist primarily of short-term parking revenues that are not considered lease revenues under the lease accounting standard. Refer to the “Revenues” and “Recognition of revenue arising from contracts with customers” sections in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

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

We recognize a right-of-use asset, which is classified within other assets in our consolidated balance sheets, and a related liability, which is classified within accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets, to account for our future obligations under ground and office lease arrangements in which we are the lessee. Refer to the “Lessee accounting” subsection of the “Lease accounting” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

As of March 31, 2021, the present value of the remaining contractual payments aggregating $821.4 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $345.0 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $371.1 million. As of March 31, 2021, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 43 years, and the weighted-average discount rate was 4.88%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of March 31, 2021, included leases for 37 of our properties, which accounted for approximately 10% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.9 million as of March 31, 2021, our ground lease obligations have remaining lease terms ranging from approximately 33 years to 94 years, including extension options which we are reasonably certain to exercise.

The reconciliation of future lease payments, under noncancelable operating ground and office leases in which we are the lessee, to the operating lease liability reflected in our unaudited consolidated balance sheet as of March 31, 2021, is presented in the table below (in thousands):

Year	Total
2021	$14,497
2022	19,915
2023	20,088
2024	20,334
2025	20,364
Thereafter	726,197
Total future payments under our operating leases in which we are the lessee	821,395
Effect of discounting	(476,347)
Operating lease liability	$345,048

5.    LEASES (continued)
Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 14 years, exclusive of extension options. For the three months ended March 31, 2021 and 2020, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Gross operating lease costs	$6,550	$5,621
Capitalized lease costs	(684)	(840)
Expenses for operating leases in which we are the lessee	$5,866	$4,781

For the three months ended March 31, 2021 and 2020, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee were $5.6 million and $4.7 million, respectively.

6.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash consisted of the following as of March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$492,184	$568,532
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	18,148	17,256
Funds held in escrow related to construction projects and investing activities	16,863	4,580
Other	7,208	7,337
	42,219	29,173
Total	$534,403	$597,705

7.    INVESTMENTS

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries, as further described below.

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

Investments in privately held entities that do not report NAV

Investments in privately held entities that do not report NAV are carried at cost, adjusted for observable price changes and impairments, with changes recognized in net income. These investments continue to be evaluated on the basis of a qualitative assessment for indicators of impairment by utilizing the same monitoring criteria described in the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements, and by monitoring the presence of the following impairment indicators:

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

Investments in privately held entities are accounted for under the equity method, unless our interest in the entity is deemed to be so minor that we have virtually no influence over the entity’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment. We had no non-real estate investments accounted for under the equity method as of March 31, 2021.

Investment income/loss recognition and classification

We classify unrealized and realized gains and losses on our investments within investment income in our consolidated statements of operations. Unrealized gains and losses represent:

(i)changes in fair value for investments in publicly traded companies,
(ii)changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV, and/or
(iii)observable price changes of our investments in privately held entities that do not report NAV.

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

The following tables summarize our investments as of March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021
	Cost	Unrealized Gains (Losses)	Carrying Amount
Investments:
Publicly traded companies	$234,146	$322,871	$557,017
Entities that report NAV	348,207	327,831	676,038
Entities that do not report NAV:
Entities with observable price changes	51,816	78,723	130,539
Entities without observable price changes	278,217	—	278,217
Total investments	$912,386	$729,425	$1,641,811

	December 31, 2020
	Cost	Unrealized Gains (Losses)	Carrying Amount
Investments:
Publicly traded companies	$208,754	$351,076	$559,830
Entities that report NAV	334,341	327,741	662,082
Entities that do not report NAV:
Entities with observable price changes	47,545	96,859	144,404
Entities without observable price changes	244,798	—	244,798
Total investments	$835,438	$775,676	$1,611,114

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of March 31, 2021, aggregated to a gain of $43.2 million, which consisted of upward adjustments of $79.5 million and downward adjustments and impairments of $36.2 million.

Our investment income for the three months ended March 31, 2021 and 2020, consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Realized gains (losses)	$47,265	$(4,677)
Unrealized losses	(46,251)	(17,144)
Investment income (loss)	$1,014	$(21,821)

During the three months ended March 31, 2021, gains and losses on investments in privately held entities that do not report NAV still held at March 31, 2021, aggregated to a loss of $20.2 million, which consisted of upward adjustments of $8.5 million and downward adjustments and impairments of $28.7 million.

During the three months ended March 31, 2020, gains and losses on investments in privately held entities that do not report NAV still held at March 31, 2020, aggregated to a gain of $3.9 million, which consisted of downward adjustments and impairments of $1.7 million and upward adjustments of $5.6 million.

Unrealized gains and losses related to investments still held at March 31, 2021 and 2020, aggregated to losses of $45.2 million and losses of $4.8 million during the three months ended March 31, 2021 and 2020, respectively.

Refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

7.    INVESTMENTS (continued)
Investments in privately held entities that report NAV

We are committed to funding approximately $249.8 million for all investments in privately held entities related to our investments in limited partnerships. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.5 years as of March 31, 2021. These investments are not redeemable by us, but we may receive distributions from these investments throughout their term. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.1 years as of March 31, 2021.

8.     OTHER ASSETS

The following table summarizes the components of other assets (in thousands):

	March 31, 2021	December 31, 2020
Acquired in-place leases	$550,408	$462,324
Deferred compensation plan	33,438	31,057
Deferred financing costs – unsecured senior line of credit	22,914	24,124
Deposits	112,168	13,861
Furniture, fixtures, and equipment	30,830	31,130
Net investment in direct financing lease	38,030	37,840
Notes receivable	4,164	3,424
Operating lease right-of-use asset	371,050	335,920
Other assets	41,493	30,620
Prepaid expenses	66,973	67,667
Property, plant, and equipment	153,467	153,614
Total	$1,424,935	$1,191,581
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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of March 31, 2021, and December 31, 2020. In addition, there were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the three months ended March 31, 2021.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of March 31, 2021	$557,017	$557,017	$—	$—
As of December 31, 2020	$559,830	$559,830	$—	$—

9.    FAIR VALUE MEASUREMENTS (continued)
Our investments in publicly traded companies represent investments with readily determinable fair values, and are carried at fair value, with changes in fair value classified in net income. We also hold investments in privately held entities, which consist of (i) investments that report NAV, and (ii) investments that do not report NAV, as further described below.

Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of March 31, 2021, and December 31, 2020, the carrying values of investments in privately held entities that report NAV aggregated $676.0 million and $662.1 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2021 (in thousands). These investments were measured at various times during the period from January 1, 2018, to March 31, 2021.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Investments in privately held entities that do not report NAV
As of March 31, 2021	$143,612	$—	$130,539	(1)	$13,073	(2)
As of December 31, 2020	$157,871	$—	$144,404		$13,467

(1)This balance represents the total carrying amount of our equity investments in privately held entities with observable price changes, included in our total investments balance of $1.6 billion in our consolidated balance sheets as of March 31, 2021. For more information, refer to Note 7 – “Investments” to our unaudited consolidated financial statements.
(2)This amount is included in the $278.2 million balance of investments in privately held entities without observable price changes disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements and represents the carrying amount of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described within the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

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

Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures,” Note 7 – “Investments,” and Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements for further discussion on assets and liabilities measured at fair value on a nonrecurring basis.

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

The fair values of our secured notes payable, unsecured senior notes payable, and the amounts outstanding on our unsecured senior line of credit and commercial paper program were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

9.    FAIR VALUE MEASUREMENTS (continued)

As of March 31, 2021, and December 31, 2020, the book and estimated fair values of our secured notes payable, unsecured senior notes payable, and amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	March 31, 2021
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$229,406	$—	$245,235	$—	$245,235
Unsecured senior notes payable	$8,311,512	$—	$8,790,880	$—	$8,790,880
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—

	December 31, 2020
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$230,925	$—	$249,782	$—	$249,782
Unsecured senior notes payable	$7,232,370	$—	$8,447,845	$—	$8,447,845
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$99,991	$—	$99,998	$—	$99,998

10.    SECURED AND UNSECURED SENIOR DEBT

The following table summarizes our outstanding indebtedness and respective principal payments as of March 31, 2021 (dollars in thousands):

	Stated Rate		Interest Rate(1)		Maturity Date(2)	Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount) Premium
Debt						2021	2022	2023	2024	2025	Thereafter	Principal		Total
Secured notes payable
Greater Boston	4.82%		3.40%		2/6/24	$2,529	$3,564	$3,742	$183,527	$—	$—	$193,362	$7,717	$201,079
San Francisco Bay Area	4.14%		4.42		7/1/26	—	—	—	—	—	28,200	28,200	(577)	27,623
San Francisco Bay Area	6.50%		6.50		7/1/36	26	28	30	32	34	554	704	—	704
Secured debt weighted-average interest rate/subtotal	4.74%		3.53			2,555	3,592	3,772	183,559	34	28,754	222,266	7,140	229,406

Commercial paper program(3)	N/A	(3)	N/A	(3)	(3)	—	—	—	—	—	—	—	—	—
Unsecured senior line of credit	L+0.815%	(4)	N/A		1/6/26	—	—	—	—	—	—	—	—	—
Unsecured senior notes payable	3.45%		3.62		4/30/25	—	—	—	—	600,000	—	600,000	(3,589)	596,411
Unsecured senior notes payable	4.30%		4.50		1/15/26	—	—	—	—	—	300,000	300,000	(2,345)	297,655
Unsecured senior notes payable – green bond	3.80%		3.96		4/15/26	—	—	—	—	—	350,000	350,000	(2,479)	347,521
Unsecured senior notes payable	3.95%		4.13		1/15/27	—	—	—	—	—	350,000	350,000	(2,938)	347,062
Unsecured senior notes payable	3.95%		4.07		1/15/28	—	—	—	—	—	425,000	425,000	(2,881)	422,119
Unsecured senior notes payable	4.50%		4.60		7/30/29	—	—	—	—	—	300,000	300,000	(1,853)	298,147
Unsecured senior notes payable	2.75%		2.87		12/15/29	—	—	—	—	—	400,000	400,000	(3,587)	396,413
Unsecured senior notes payable	4.70%		4.81		7/1/30	—	—	—	—	—	450,000	450,000	(3,443)	446,557
Unsecured senior notes payable	4.90%		5.05		12/15/30	—	—	—	—	—	700,000	700,000	(7,649)	692,351
Unsecured senior notes payable	3.375%		3.48		8/15/31	—	—	—	—	—	750,000	750,000	(6,739)	743,261
Unsecured senior notes payable – green bond	2.00%		2.12		5/18/32	—	—	—	—	—	900,000	900,000	(10,229)	889,771
Unsecured senior notes payable	1.875%		1.97		2/1/33	—	—	—	—	—	1,000,000	1,000,000	(10,345)	989,655
Unsecured senior notes payable	4.85%		4.93		4/15/49	—	—	—	—	—	300,000	300,000	(3,303)	296,697
Unsecured senior notes payable	4.00%		3.91		2/1/50	—	—	—	—	—	700,000	700,000	10,385	710,385
Unsecured senior notes payable	3.00%		3.08		5/18/51	—	—	—	—	—	850,000	850,000	(12,493)	837,507
Unsecured debt weighted-average interest rate/subtotal			3.54			—	—	—	—	600,000	7,775,000	8,375,000	(63,488)	8,311,512
Weighted-average interest rate/total			3.54%			$2,555	$3,592	$3,772	$183,559	$600,034	$7,803,754	$8,597,266	$(56,348)	$8,540,918

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Refer to footnote 2 on the next page.
(4)During the three months ended March 31, 2021, we achieved certain sustainability measures, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by one basis point for one year.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt as of March 31, 2021 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate(1)
Secured notes payable	$229,406	$—	$229,406	2.7%	3.53%	3.2
Unsecured senior notes payable	8,311,512	—	8,311,512	97.3	3.54	13.3
Unsecured senior line of credit	—	—	—	—	N/A	4.8
Commercial paper program	—	—	—	—	N/A	(2)
Total/weighted average	$8,540,918	$—	$8,540,918	100.0%	3.54%	13.0
Percentage of total debt	100%	—%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)The commercial paper notes bear interest at short-term fixed rates and can generally be issued with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Borrowings under the program are used to fund short-term capital needs and are backed by our unsecured senior line of credit. In the event we are unable to issue commercial paper notes or refinance outstanding borrowings under terms equal to or more favorable than those under our unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at L+0.815%. As such, we calculate the weighted-average remaining term of our commercial paper by using the maturity date of our unsecured senior line of credit. The commercial paper notes sold during the three months ended March 31, 2021, were issued at a weighted-average yield to maturity of 0.22% and had a weighted-average maturity term of 10 days.

Unsecured senior notes payable

In February 2021, we opportunistically issued $1.75 billion of unsecured senior notes payable with a weighted-average interest rate of 2.49% and a weighted-average maturity of 20.4 years. The unsecured senior notes consisted of $900.0 million of 2.00% unsecured senior notes due 2032 (“2.00% Unsecured Senior Notes”) and $850.0 million of 3.00% unsecured senior notes due 2051 (“3.00% Unsecured Senior Notes”). The proceeds from our 2.00% Unsecured Senior Notes are expected to be allocated to eligible green projects and were initially used to refinance $650.0 million of our 4.00% unsecured senior notes payable due in 2024 pursuant to a partial cash tender offer completed on February 10, 2021, and a subsequent call for redemption for the remaining outstanding amounts that settled on March 12, 2021. As a result of this refinancing, we recognized a loss on early extinguishment of debt of $67.2 million, including the write-off of unamortized loan fees and premiums.

$1.5 billion commercial paper program

Our commercial paper program, which received credit ratings of A-2 from S&P Global Ratings and Prime-2 from Moody’s Investors Service, provides us with the ability to issue up to $1.5 billion of commercial paper with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. As of March 31, 2021, we had no outstanding notes under our commercial paper program.

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Gross interest	$76,353	$70,419
Capitalized interest	(39,886)	(24,680)
Interest expense	$36,467	$45,739

11.     ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of March 31, 2021, and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable and accrued expenses	$320,322	$285,021
Accrued construction	323,617	333,271
Acquired below-market leases	332,752	288,075
Conditional asset retirement obligations	51,100	47,070
Deferred rent liabilities	11,434	4,495
Operating lease liability	345,048	345,750
Unearned rent and tenant security deposits	297,807	276,751
Other liabilities	68,607	89,399
Total	$1,750,687	$1,669,832

As of March 31, 2021, and December 31, 2020, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our financial statements.

12.    EARNINGS PER SHARE

From time to time, we enter into forward equity sales agreements, which are discussed in Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements. We considered the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method.

We account for unvested restricted stock awards that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Our forward equity sales agreements are not participating securities and are therefore not included in the computation of EPS using the two-class method. Under the two-class method, we allocate net income (after amounts attributable to noncontrolling interests) to common stockholders and unvested restricted stock awards by using the weighted-average shares of each class outstanding for quarter-to-date and year-to-date periods independently, based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.

The table below is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income	$25,533	$30,678
Net income attributable to noncontrolling interests	(17,412)	(11,913)
Net income attributable to unvested restricted stock awards	(2,014)	(1,925)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$6,107	$16,840

Denominator for basic EPS – weighted-average shares of common stock outstanding	137,319	121,433
Dilutive effect of forward equity sales agreements	369	352
Denominator for diluted EPS – weighted-average shares of common stock outstanding	137,688	121,785
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.04	$0.14
Diluted	$0.04	$0.14

13.    STOCKHOLDERS’ EQUITY

Common equity transactions

During the three months ended March 31, 2021, our common equity transactions included the following:

•In January 2021, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of underwriters’ option) aggregating $1.1 billion at a public offering price of $164.00 per share, before underwriting discounts and commissions.
•During the three months ended March 31, 2021, we settled a portion of our forward equity sales agreements by issuing 5.4 million shares and received proceeds of $850.5 million.
•We expect to issue 1.5 million shares to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $232.6 million in 2021.
•In February 2021, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.0 billion of our common stock.
•During the three months ended March 31, 2021, we issued 3.1 million shares under our ATM program at a price of $163.26 per share (before underwriting discounts) and received net proceeds of $492.3 million.
•As of March 31, 2021, and as of the date of this report, the remaining aggregate amount available under our ATM program for future sales of common stock aggregated $500.0 million.
•In March 2021, we issued the remaining 362 thousand shares of common stock to settle our forward equity sales agreements that were outstanding as of December 31, 2020, and received net proceeds of $56.2 million.

Dividends

During the three months ended March 31, 2021, we declared cash dividends on our common stock aggregating $160.8 million, or $1.09 per share. In April 2021, we paid the cash dividends on our common stock declared for the three months ended March 31, 2021.

Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the three months ended March 31, 2021, which was entirely due to net unrealized gains on foreign currency translation related to our operations in Canada and China (in thousands):

Total
Balance as of December 31, 2020	$(6,625)

Other comprehensive income before reclassifications	826
Net other comprehensive income	826

Balance as of March 31, 2021	$(5,799)

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 145.7 million shares were issued and outstanding as of March 31, 2021. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of March 31, 2021. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of March 31, 2021.

14.    NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 42 properties as of March 31, 2021, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the three months ended March 31, 2021 and 2020, we distributed $25.9 million and $16.7 million, respectively, to our consolidated real estate joint venture partners.

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

Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for additional information.

15.    ASSETS CLASSIFIED AS HELD FOR SALE

As of March 31, 2021, five properties aggregating 559,993 RSF were classified as held for sale in our unaudited consolidated financial statements, none of which met the criteria for classification as discontinued operations. Accordingly, we ceased depreciation of these properties upon their classification as held for sale.

Refer to the “Sales of real estate assets and impairment charges” section within Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for information about impairment charges aggregating $5.1 million recognized during the three months ended March 31, 2021, in connection with three of the properties classified as held for sale.

The following is a summary of net assets as of March 31, 2021, and December 31, 2020, for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	March 31, 2021	December 31, 2020
Total assets	$112,996	$117,879
Total liabilities	(32,987)	(33,081)
Total accumulated other comprehensive loss	(740)	(841)
Net assets classified as held for sale	$79,269	$83,957

16.    SUBSEQUENT EVENTS

In April 2021, we acquired One Investors Way, located in our Route 128 submarket of Greater Boston, aggregating 240,000 RSF, for a purchase price of $105.0 million. The property was simultaneously 100% leased to Moderna, Inc. for 12 years and immediately placed into redevelopment. The property also includes a future development opportunity aggregating 350,000 RSF.

In April 2021, we also completed the acquisitions of one property and two land parcels for an aggregate purchase price of $222.5 million, comprising 260,867 RSF of operating properties with future development and redevelopment opportunities and 2.1 million SF of future development opportunities strategically located across multiple markets.

In April 2021, we sold a 70% interest in our 213 East Grand Avenue property located in our South San Francisco submarket for a sales price of $301.0 million, or $1,429 per RSF. We retained control over the newly formed real estate joint venture and therefore continued to consolidate this property. Accordingly, we accounted for the $103.7 million difference between the consideration received and the book value of the 70% interest sold as an equity transaction, with no gain or loss recognized in earnings.

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
•Market and industry factors such as adverse developments concerning the life science, agtech, and technology industries and/or our tenants.
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

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2020, and respective sections within this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

The COVID-19 pandemic

In December 2019, a novel coronavirus, which causes respiratory illness and spreads from person to person (COVID-19), was identified for the first time. The first case of COVID-19 in the U.S. was reported on January 20, 2020. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19. As of April 23, 2021, according to the World Health Organization, over 144.3 million novel coronavirus cases have been reported worldwide. The U.S. has reported more than 31.5 million cases of COVID-19 and 564,091 deaths as of April 23, 2021.

COVID-19 disease, treatment, and measures to combat the pandemic

Most patients with COVID-19 have had mild to severe respiratory illness with symptoms of fever, chills, cough, shortness of breath, fatigue, and loss of taste. Many individuals with COVID-19 are asymptomatic and show limited to no symptoms, highlighting the ongoing challenge of containing the continued spread of COVID-19. Some patients develop pneumonia in both lungs and/or multi-organ failure, which in some cases leads to death. Since scientists shared the virus’s genetic makeup in January 2020, intense research has been underway around the world to develop treatments and vaccines for COVID-19. This has led to the U.S. Food and Drug Administration (“FDA”) issuing Emergency Use Authorizations (“EUAs”) for therapeutics to treat patients with COVID-19 and, most recently, issuing EUAs for three vaccines for use in the prevention of coronavirus disease caused by COVID-19.

The three vaccines issued EUAs were created by Pfizer Inc. (in partnership with BioNTech), Moderna, Inc. (in partnership with the National Institutes of Health (“NIH”)), and Johnson & Johnson, each a tenant of ours. The U.S. began a large-scale COVID-19 vaccination campaign in December 2020. As of April 23, 2021, according to the U.S. Centers for Disease Control and Prevention, over 91.1 million individuals in the U.S. have been fully vaccinated for COVID-19, and the U.S. will continue to roll out vaccines across the nation.

Although the FDA has authorized the emergency use of three vaccines and certain therapies for use as of the date of this report, it is still relatively early in the initial rollout and distribution of the vaccine. As such, questions around widespread adoption, the timing to achieve complete herd immunity, the overall efficacy of the vaccines once widely administered and especially as new strains of COVID-19 continue to emerge, and the level of resistance these new strains may have to the existing vaccines all remain unknown.

In response to the supply and distribution issues surrounding the vaccine, in January 2021, President Biden outlined a plan to create additional vaccination sites, increase the supply and distribution of vaccines, and increase the number of vaccinations administered to Americans. The Biden administration is utilizing the Defense Production Act to maximize the manufacturing and distribution of vaccines in order to have adequate supply for the entire U.S. adult population by the end of May 2021.

In addition to the currently approved vaccines, as of April 23, 2021, there are over 85 other potential vaccines in clinical development that may contribute to increasing the supply of vaccines. The current vaccines in development use a myriad of different scientific approaches to attempt to provoke an immune response, including:

•Genetic vaccines that use part of the coronavirus’s genetic code;
•Viral vector vaccines that use a virus to deliver coronavirus genes into cells;
•Protein-based vaccines that use a coronavirus protein or protein fragment to stimulate the immune system; and
•Whole-virus vaccines that use a weakened or inactivated version of the coronavirus.

Of these over 85 potential vaccines currently in human clinical trials, nearly 30% are in later stages of clinical development. Phase I trials typically include a small number of participants to test safety and dosage as well as to confirm that the vaccine stimulates the immune system. Phase II trials involve hundreds of participants split into groups, such as children and the elderly, to determine whether the vaccine acts differently in each subpopulation. Phase III trials involve delivering the vaccine to tens of thousands of people, observing how many subsequently become infected, and determining the severity of symptoms when compared with volunteer subjects who received a placebo. Regulators in each country will review the trial results to make a determination as to whether the drug or vaccine should be approved. As of April 23, 2021, there were 26 potential vaccines in Phase III trials, including a number that require only a single dose, rather than two doses for some of the currently approved vaccines and that are potentially easier to distribute.

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

Most state orders expired or were rescinded between May and early June 2020, and authorities began reopening businesses, including retail stores, restaurants, bars, salons, houses of worship, entertainment venues such as movie theaters and museums, and manufacturing facilities and offices. Waves of daily new COVID-19 cases surged in the U.S. in June and July 2020, and again in October 2020 through January 2021, leading to additional restrictions in many parts of the country. Additionally, in recent months, new COVID-19 variants were discovered in the United Kingdom, among other countries, which have spread globally, including the U.S. While these strains do not appear to cause more severe symptoms in individuals, they have shown to be more infectious than the original strain. As a result, more stringent lockdown restrictions have been implemented in locations experiencing spikes in COVID-19 cases globally and within the U.S. On April 23, 2021, according to the World Health Organization, 62,642 new cases and 867 deaths were reported in the U.S.

Impact to the global and U.S. economy

As a result of the unprecedented measures taken in the U.S. and around the world, the disruption and impact to the U.S. and global economies and financial markets by the COVID-19 pandemic have been significant. In April 2021, the International Monetary Foundation (“IMF”) estimated that the global and U.S. economies contracted by 3.3% and 3.5%, respectively, during 2020. However, multiple vaccine approvals have raised hopes for an eventual end to the pandemic, and the rollout of vaccines has contributed to the positive global and U.S. growth projections for 2021, as estimated by the IMF in April 2021, of 6.0% and 6.4%, respectively.

Based on the data provided by the U.S. Bureau of Labor Statistics on April 2, 2021, the unemployment rate in the U.S. is up by 2.5% since February 2020 to 6.0%. While still higher compared to pre-pandemic levels, there has been a slight decrease since December 2020. The April 2021 data reported an increase of approximately 916,000 jobs in March 2021, reflecting the gradual reopening of the economy as a result of vaccine distribution.

On March 27, 2020, the U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), a $2 trillion economic stimulus package. The CARES Act allocated over $140 billion to the U.S. health system to support COVID-19-related manufacturing, production, diagnostics, and treatments, and to accelerate the market entrance of necessary vaccines and cures. The CARES Act also designated $945.4 million specifically to the NIH, a tenant of ours in our Maryland market, to combat COVID-19, which includes, but is not limited to, providing support for research, construction, and acquisition of equipment for vaccine and infectious disease research facilities, including the acquisition of real property.

In addition, on April 24, 2020, former President Trump signed the Paycheck Protection Program and Health Care Enhancement Act into law, which provided an additional $484 billion of relief primarily to assist distressed small businesses and prevent them from shutting their operations and laying off employees. This package also designated $75 billion to hospitals and $25 billion for a new COVID-19 testing program.

On August 8, 2020, former President Trump signed four executive actions to provide additional COVID-19 relief along with unemployment benefits of $400 weekly payments to those receiving more than $100 a week in state-funded unemployment benefits through December 6, 2020. On December 27, 2020, a second stimulus package was passed to provide relief aid to Americans experiencing financial hardship, aggregating $900 billion in provisions, which included an additional $600 payment to eligible American adults and $600 for qualifying child dependents, a reinstatement of unemployment benefits of $300 per week through March 14, 2021, an additional $285 billion towards loan programs for small businesses, $82 billion towards education, and additional aid for hard-hit industries, including the airline industry.

On March 11, 2021, President Biden signed a $1.9 trillion stimulus package, the “American Rescue Plan Act of 2021,” to further combat the pandemic and stimulate the economy. The bill provides additional provisions for unemployment benefits; rental and utility assistance; support for small businesses, state and local governments, educational institutions; and substantial funding toward accelerated distribution of vaccines and COVID-19 testing, as well as direct payments of $1,400 to all eligible Americans. It is too early to determine if the various relief packages were effective or sufficient to offset some of the most severe economic effects of the pandemic.

Potential ineffectiveness or delay of relief measures could lead to the deterioration of economic conditions, higher unemployment rates, and a recession, which in turn could materially affect our (or our tenants’ or venture investment portfolio companies’) performance, financial condition, results of operations, and cash flows.

See “Item 1A. Risk factors” in our most recent annual report on Form 10-K for additional discussion of the risks posed by the COVID-19 pandemic, and uncertainties we, our tenants, and the national and global economies face as a result.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT and the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, agtech, and technology campuses in AAA innovation cluster locations, with a total market capitalization of $32.5 billion and an asset base in North America of 52.6 million SF as of March 31, 2021. The asset base in North America includes 33.9 million RSF of operating properties and 4.0 million RSF of Class A properties undergoing construction, 7.3 million RSF of near-term and intermediate-term development and redevelopment projects, and 7.4 million SF of future development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We have a longstanding and proven track record of developing Class A properties clustered in urban life science, agtech, and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, agtech, and technology companies through our venture capital platform. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of March 31, 2021:

•Investment-grade or publicly traded large cap tenants represented 55% of our total annual rental revenue;
•Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from approximately 3.0% to 3.5%) or indexed based on a consumer price index or other index;
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

Our primary business objective is to maximize stockholder value by providing our stockholders with the greatest possible total return and long-term asset value based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A properties clustered in urban campuses. These key urban campus locations are characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They generally represent highly desirable locations for tenancy by life science, agtech, and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, life science, agtech, and technology relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

Executive summary

Operating results

	Three Months Ended March 31,
	2021	2020
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$6.1	$16.8
Per share	$0.04	$0.14
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$263.0	$221.4
Per share	$1.91	$1.82

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items at the beginning of the “Results of operations” section within this Item 2 for additional information.

Alexandria and our tenants at the vanguard and heart of the life science ecosystem

Bringing together our unique and pioneering vertical platforms of essential Labspace® real estate, strategic venture investments, impactful thought leadership, and purposeful corporate responsibility, Alexandria is at the vanguard and heart of the vital life science ecosystem that is solving COVID-19 with unprecedented speed and efficiency while addressing other major challenges to human health. Owing to the efforts of numerous Alexandria tenants, including Pfizer Inc., Moderna, Inc., and Johnson & Johnson, in developing and delivering safe and effective vaccines and therapies to people around the world, the inherent value of and critical need for the life science industry have been globally recognized. As we entered this new year, the essential R&D engine of the biopharma industry continued to perform with exceptional productivity, progress, and resilience. By maintaining 24/7 operations across our campuses and facilities, Alexandria enables our tenants to pursue their mission-critical research, development, manufacturing, and commercialization efforts to solve these most pressing current and future healthcare challenges.

Strong and flexible balance sheet with significant liquidity

•Investment-grade credit ratings ranked in the top 10% among all publicly traded REITs as of March 31, 2021.
•Net debt and preferred stock to Adjusted EBITDA of 5.8x and fixed-charge coverage ratio of 4.7x for the three months ended March 31, 2021, annualized.
•$4.3 billion of liquidity as of March 31, 2021.
•No debt maturing prior to 2024.
•13.0 years weighted-average remaining term of debt as of March 31, 2021.

Continued dividend strategy to share growth in cash flows with stockholders

Common stock dividend declared for the three months ended March 31, 2021, of $1.09 per common share, aggregating $4.30 per common share for the twelve months ended March 31, 2021, up 24 cents, or 6%, over the twelve months ended March 31, 2020. Our FFO payout ratio of 60% for the three months ended March 31, 2021, allows us to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

A REIT industry-leading, high-quality tenant roster

•55% of annual rental revenue from investment-grade or publicly traded large cap tenants.
•Weighted-average remaining lease term of 7.6 years.

Key development projects placed into service during the three months ended March 31, 2021

We placed into service three fully leased development projects aggregating 376,475 RSF located across three submarkets at a weighted-average yield of 6.6% and 6.3% (cash basis).

Key strategic transaction that generated capital for investment into our highly leased value-creation pipeline

In April 2021, we sold a 70% partial interest in our 213 East Grand Avenue property located in our South San Francisco submarket for a sales price of $301.0 million, or $1,429 per RSF, representing capitalization rates of 4.5% and 4.0% (cash basis), which generated capital for investment into our highly leased development and redevelopment projects and strategic acquisitions.

Continued strong net operating income and internal growth

•Total revenues of $479.8 million, up 9.1%, for the three months ended March 31, 2021, compared to $439.9 million for the three months ended March 31, 2020.
•Net operating income (cash basis) of $1.2 billion for the three months ended March 31, 2021, annualized, increased by $112.8 million, or 10.3%, compared to the three months ended March 31, 2020, annualized.
•95% of our leases contain contractual annual rent escalations approximating 3%.
•4.4% and 6.1% (cash basis) same property net operating income growth for three months ended March 31, 2021, over three months ended March 31, 2020.
•Continued strong leasing activity and rental rate growth during the three months ended March 31, 2021, over expiring rates on renewed and re-leased space:

	Three Months Ended March 31, 2021
Total leasing activity – RSF	1,677,659	(1)
Leasing of development and redevelopment space – RSF	788,973
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	521,825
Rental rate increases	36.2%
Rental rate increases (cash basis)	17.4%
(1)Represents the second highest quarterly leasing activity during the past five years.

High-quality revenues and cash flows, strong Adjusted EBITDA margin, and operational excellence

Percentage of annual rental revenue in effect from investment-grade or publicly traded large cap tenants	55%

Occupancy of operating properties in North America	94.5%	(1)
Operating margin	71%
Adjusted EBITDA margin	69%
Weighted-average remaining lease term:
All tenants	7.6	years
Top 20 tenants	10.9	years

(1)Includes 1.2 million RSF, or 3.5%, of vacancy at recently acquired properties in our North America markets (noted below), representing lease-up opportunities that will contribute to growth in cash flows. Approximately 26% of the vacant 1.2 million RSF is currently leased, with occupancy expected primarily over the next two quarters. Excluding these acquired vacancies, occupancy of operating properties in North America was 98.0% as of March 31, 2021. Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information regarding vacancy from recently acquired properties.

Sustained strength in tenant collections during the ongoing COVID-19 pandemic

•Tenant collections remain consistently high, with 99.4% of April 2021 billings collected as of the date of this report.
•As of March 31, 2021, our tenant receivables balance was $7.6 million.

Strategic acquisitions with significant value-creation opportunities in key submarkets

•During the three months ended March 31, 2021, we completed the acquisition of 25 properties in key submarkets aggregating 3.1 million SF, including 1.8 million RSF from our acquisition of Alexandria Center® for Life Science – Fenway (described below), for an aggregate purchase price of $1.9 billion. All of these transactions included development and/or redevelopment opportunities. Additionally, some of the value-creation-related acquisitions also included one or more operating properties.

Acquisition of 401 Park Drive and 201 Brookline Avenue

•During the three months ended March 31, 2021, we acquired the Alexandria Center® for Life Science – Fenway, located in our Fenway submarket, for a purchase price of $1.48 billion. The future collaborative life science campus, aggregating 1.8 million SF, consists of the following as of March 31, 2021:
•401 Park Drive (operating property with future redevelopment opportunity):
•Highly amenitized Class A office/R&D building aggregating 973,145 RSF is 90% occupied with a weighted-average remaining lease term of 8.4 years;
•56% of annual rental revenue is generated from investment-grade tenants;
•In-place rents are 38% below market; 30% of the RSF has a weighted-average remaining lease term of 3.1 years with in-place rents approximately 41% below market;
•Initial stabilized yields of 5.7% and 4.5% (cash basis); and
•Future opportunity to convert up to 311,066 RSF of office space, or 32% of the building, to office/laboratory space through redevelopment.
•201 Brookline Avenue (active development project):
•Office/laboratory building undergoing ground-up development, aggregating 510,116 RSF, targeting initial occupancy in 2022;
•84% is leased/negotiating to high-quality tenants; and
•We have a 97.9% ownership interest in this project.
•Future development opportunity for one office/laboratory building for which we are pursuing entitlement rights approximating 305,000 SF of office/laboratory along with retail and amenity spaces.

Highly leased value-creation pipeline

•Current and pre-leased near-term projects aggregating 4.2 million RSF are currently in progress. These projects are highly leased/negotiating at 76%, including RSF already in service, and will generate significant revenues and cash flows.
•During the three months ended March 31, 2021, we commenced development and redevelopment of five projects aggregating 1.0 million RSF, which are currently 73% leased/negotiating.
•Fully leased development projects placed into service during the three months ended March 31, 2021:
•176,832 RSF leased to REGENXBIO Inc. at 9804 Medical Center Drive in our Rockville submarket;
•100,086 RSF leased to Adaptive Biotechnologies Corporation at 1165 Eastlake Avenue East in our Lake Union submarket; and
•99,557 RSF leased to Atreca, Inc. at the Alexandria Center® for Life Science – San Carlos in our Greater Stanford submarket.
•Annual net operating income (cash basis) is expected to increase by $26 million upon the burn-off of initial free rent from recently delivered projects.

Balance sheet management

Key metrics as of March 31, 2021

•$32.5 billion of total market capitalization.
•$23.9 billion of total equity capitalization.
•$4.3 billion of liquidity.

	March 31, 2021		Goal for Fourth Quarter of 2021, Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.8x	6.1x	Less than or equal to 5.2x
Fixed-charge coverage ratio	4.7x	4.4x	Greater than or equal to 4.8x

Value-creation pipeline of new Class A development and redevelopment projects as a percentage of gross investments in real estate	March 31, 2021
Current and pre-leased near-term projects 76% leased/negotiating	9%
Income-producing/potential cash flows/covered land play(1)	6%
Land	4%

(1)Includes projects that have existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

Key capital events

•During the three months ended March 31, 2021, our common equity transactions included the following:
•In January 2021, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of underwriters’ option) aggregating $1.1 billion at a public offering price of $164.00 per share, before underwriting discounts and commissions.
•During the three months ended March 31, 2021, we settled a portion of our forward equity sales agreements by issuing 5.4 million shares and received net proceeds of $850.5 million.
•We expect to issue 1.5 million shares to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $232.6 million in 2021.
•In February 2021, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.0 billion of our common stock.
•During the three months ended March 31, 2021, we issued 3.1 million shares under our ATM program at a price of $163.26 per share (before underwriting discounts) and received net proceeds of $492.3 million.
•As of March 31, 2021, and as of the date of this report, the remaining aggregate amount available under our ATM program for future sales of common stock aggregated $500.0 million.
•In March 2021, we issued the remaining 362 thousand shares of common stock to settle our forward equity sales agreements that were outstanding as of December 31, 2020, and received net proceeds of $56.2 million.
•In February 2021, we opportunistically issued $1.75 billion of unsecured senior notes payable with a weighted-average interest rate of 2.49% and a weighted-average maturity of 20.4 years. The unsecured senior notes include:
•$850.0 million of 3.00% unsecured senior notes due 2051.
•$900.0 million of 2.00% unsecured senior notes due 2032 expected to be allocated to eligible green projects.
•These proceeds were initially used to refinance our $650.0 million unsecured senior notes payable due in 2024, bearing an interest rate of 4.00%.
•As a result of this refinancing, we recognized a loss on early extinguishment of debt of $67.2 million, including the write-off of unamortized loan fees and premiums.

Investments

•Our investments in publicly traded companies and privately held entities aggregated a carrying amount of $1.6 billion, including an adjusted cost basis of $912.4 million and unrealized gains of $729.4 million, as of March 31, 2021.
•Investment income of $1.0 million for the three months ended March 31, 2021, consisted of $47.3 million of realized gains and $46.3 million of unrealized losses.

ALEXANDRIA AND OUR INNOVATIVE TENANTS ARE AT THE VANGUARD AND HEART OF THE LIFE SCIENCE ECOSYSTEM'S FIGHT AGAINST COVID-19

IMPROVING TESTING QUALITY & CAPACITY

Abbott
CHAN ZUCKERBERG BIOHUB
color
cue
LabCorp
Quest Diagnostics
QUIDEL
Roche
ThermoFisher SCIENTIFIC
verily

ADVANCING NEW & REPURPOSED THERAPIES

Adaptive biotechnologies
AMGEN
ATRECA
GILEAD
Lilly
MERCK
NOVARTIS
VIR

DEVELOPING PREVENTATIVE VACCINES

AstraZeneca
FUJIFILM
gsk
Johnson & Johnson
medicago
moderna
NOVAVAX
Pfizer
SANOFI

Represents an illustrative subset of approximately 100 tenants that have focused on COVID-19-related efforts, with some of these companies working on multiple efforts that span testing, treatment, and/or vaccine development.

ALEXANDRIA TENANTS HAVE RECEIVED SIGNIFICANT FEDERAL FUNDING TO ACCELERATE DEVELOPMENT AND MANUFACTURING OF COVID-19 VACCINES

UNPRECEDENTED PUBLIC-PRIVATE COLLABORATION

The U.S. government has allocated over **$18 billion** to accelerate the development and manufacturing scale-up of a safe and effective COVID-19 vaccine.

Federal funding has been granted to leading industry partners, the most noteworthy of which have an advanced program in late-stage development or are already approved for emergency use. All of these companies are current Alexandria tenants.

CURRENT TRIAL STAGE	COMPANY	FEDERAL FUNDING[1]	ARE TENANT
EUA Granted	moderna	~$6B	✓
EUA Granted	Pfizer	~$6B	✓
EUA Granted	Johnson & Johnson	~$1.5B	✓
Phase III	AstraZeneca	$1.2B	✓
Phase III	NOVAVAX	$1.6B	✓
Phase II	gsk / SANOFI	~$2B	✓

(1)Source: U.S. Congressional Research Service, "Operation Warp Speed Contracts for COVID-19 Vaccines and Ancillary Vaccination Materials," Updated March 1, 2021.

Alexandria and our innovative tenants are at the vanguard and heart of the life science ecosystem solving COVID-19 with unprecedented speed and efficiency

Safe and effective vaccines and therapies, in addition to widespread testing, continue to be critically needed to bring an end to the global COVID-19 pandemic. By maintaining essential continuous operations across our campuses, Alexandria has enabled several of our life science tenants to pursue mission-critical COVID-19-related research and development. This heroic work by our tenants and campus community members to help test for, treat, and prevent COVID-19, as well as to provide medical supplies to neighboring hospitals, is profound and inspiring. We are currently tracking approximately 100 tenants across our cluster markets that have contributed meaningful time and resources to advancing solutions for COVID-19.

Developing preventative vaccines
•Since the novel coronavirus’s genetic makeup was revealed in January 2020, researchers around the world have been working with unprecedented speed to develop safe and effective vaccines. To expedite the development, manufacturing, and distribution of these vaccines, the U.S. government called for broad public-private collaboration and allocated several billions of dollars to these efforts.
•This support, along with the internal vaccine development expertise and innovative technology platforms of our tenants Pfizer Inc. (in partnership with BioNTech) and Moderna, Inc. (in partnership with the National Institutes of Health), culminated in the Food and Drug Administration’s (“FDA”) issuance of Emergency Use Authorization (“EUA”) in December 2020 for their respective mRNA-based COVID-19 vaccines. In February 2021, the FDA granted an EUA to Johnson & Johnson for its one-shot vaccine. The U.S. has initiated a large-scale COVID-19 vaccination campaign and will continue to roll out vaccines across the nation, with the goal of having adequate supply for the entire U.S. adult population by the end of May 2021.
•Additional tenants, including AstraZeneca plc, FUJIFILM Diosynth Biotechnologies, GlaxoSmithKline plc, Novavax, Inc., and Sanofi, have similarly received strong government support for their efforts in the development, manufacturing, and/or distribution of COVID-19 vaccines. Many of these companies will report critical trial data over the coming months, which, if positive, could help further bolster the widespread distribution of safe and effective COVID-19 vaccines around the world.

Advancing new and repurposed therapies
•Safe and effective therapies are important for mitigating the impact of COVID-19, decreasing hospitalizations, and improving patient outcomes overall. On October 22, 2020, the FDA approved Veklury® (remdesivir), developed by our tenant Gilead Sciences, Inc., as the first antiviral treatment approved for COVID-19 patients requiring hospitalization. Subsequently, in November 2020, the FDA granted EUAs to tenant Eli Lilly and Company’s bamlanivimab for the treatment of newly infected high-risk patients with mild or moderate disease, as well as to Regeneron Pharmaceutical’s antibody cocktail for a similar indication. In February 2021, Eli Lilly and Company received an additional EUA for its bamlanivimab + etesevimab COVID-19 antibody cocktail. In April 2021, due to observations of diminishing responsiveness of bamlanivimab alone to COVID-19 variants, Eli Lilly and Company requested that the FDA revoke its single antibody EUA and instead encourage use of their combination (bamlanivimab + etesevimab) antibody cocktail for COVID-19 patients at high risk of severe disease progression.
•In addition, over 300 experimental therapies to treat COVID-19 are being studied in over 1,000 clinical trials around the world, and over 200 therapeutic candidates are in preclinical development. A substantial number of these programs are sponsored by our tenants, including the following:
•Vir Biotechnology, Inc. and GlaxoSmithKline plc announced on March 26, 2021, that they submitted an EUA request to the FDA for VIR-7831, their most advanced antibody therapy for the early treatment of adolescent and adult patients with mild to moderate COVID-19 risk for progression to hospitalization or death.
•AbbVie Inc., Amgen Inc., AstraZeneca plc, Atreca Inc., Merck & Co., Inc., Novartis AG, and Pfizer Inc. are similarly endeavoring to develop novel therapies and repurpose existing and investigational drugs to provide near-term treatments for moderate and severe COVID-19 patients and those at highest risk.

Improving testing quality and capacity
•Abbott Laboratories, Adaptive Biotechnologies Corporation, Color, Cue Health Inc., Laboratory Corporation of America Holdings, Quest Diagnostics, Quidel Corporation, Roche, Thermo Fisher Scientific Inc., Verily Life Sciences, and others are working to improve testing quality, capacity, and turnaround time to more effectively determine who has an active COVID-19 infection, who has been exposed to the virus, and who has developed immunity against it. Even as vaccine distribution increases, the availability of widespread COVID-19 testing will remain critical for rapidly identifying new outbreaks and ultimately bringing the pandemic to an end.

Industry and corporate leadership: catalyzing and leading the way for positive change to benefit human health and society

Industry leadership

•In February 2021, Alexandria was ranked as the third most sustainable REIT, as featured in Barron’s “The 10 Most Sustainable REITs, According to Calvert.”
•In March 2021, Alexandria LaunchLabs® at the Alexandria Center® at One Kendall Square in our Cambridge submarket was awarded the Fitwel Impact Award for achieving the highest-scoring project of all time. This is the second year in a row that Alexandria has held this distinction, demonstrating our unwavering commitment to optimizing projects to advance health and wellness.
•In January 2021, Alexandria Venture Investments, our strategic venture capital platform, was recognized for a fourth consecutive year as the most active biopharma corporate investor by new deal volume by Silicon Valley Bank in its “Healthcare Investments and Exits: Annual Report 2021.” In February 2021, Alexandria Venture Investments was also recognized as one of the five most active U.S. investors in agrifoodtech by deal volume in 2020 by AgFunder in its “2021 AgFunder AgriFoodTech Investment Report.”

Relentless drive to develop and implement disruptive and highly impactful solutions to society’s most urgent challenges

Against the backdrop of the ongoing COVID-19 pandemic, which has exacerbated persistent, preexisting societal challenges, and rooted in our mission to advance human health, Alexandria continues to work steadfastly to leverage our leadership, knowledge, expertise, and resources not only to combat the COVID-19 pandemic but also to create long-term scalable solutions to our most pressing societal challenges. This work includes national and regional efforts in the following areas, as further described below:
•Accelerating groundbreaking medical research, development, and manufacturing to advance lifesaving treatments and cures
•Harnessing the agrifood ecosystem to combat hunger, improve nutrition, and support human health at its most fundamental level
•Bolstering the resilience of our military, our veterans, and their families
•Conquering the opioid epidemic and revolutionizing addiction treatment
•Educationally empowering underserved students to achieve long-term success and reach their potential as leaders in the community
•Building a model for a comprehensive, sustainable solution to address homelessness

Accelerating groundbreaking medical research, development, and manufacturing to advance lifesaving treatments and cures

•Alexandria is a critical driver of medical progress and provides transformative strategic funding to speed the most promising breakthrough biomedical discoveries from laboratories to patients in need.
•Our ongoing partnership with the Parker Institute for Cancer Immunotherapy (“PICI”) is a key example of our significant efforts in this area. As a sustaining supporter of PICI, Alexandria supports mission-critical work to develop breakthrough immunotherapies that could turn cancers into curable diseases faster. Serving on PICI’s Board of Directors, our Executive Chairman and Founder, Joel S. Marcus, helped guide PICI toward achieving many accomplishments in 2020, including the development of a first-of-its-kind data analysis engine for scientific discovery.

Harnessing the agrifood ecosystem to combat hunger, improve nutrition, and support human health at its most fundamental level

•Driven by the understanding that food is a fundamental building block of human health and well-being, Alexandria is dedicated to ensuring all Americans have the nutritious, healthy food they need to thrive. Through the support of partners like Alexandria for hunger-relief organizations, including Project Angel Food, Nourish Now, Los Angeles Regional Food Bank, and Feeding America, these non-profits have provided over 6 billion meals to hungry Americans during the pandemic.
•In Cambridge, we are long-term supporters of Food For Free, a non-profit organization dedicated to providing the Greater Boston community with reliable access to fresh and nutritious food. In February 2021, Alexandria announced its contribution toward Food For Free’s new Just Eats Grocery Box program. The program, which aims to distribute 3,000 boxes of food per week through food pantries, Cambridge Housing Authority sites, other low-income housing sites, and schools, fills a critical gap for food-insecure families in Greater Boston.
•Additionally, through our agtech real estate infrastructure and investments in innovative agtech companies, we continue to help combat hunger and improve nutrition for countless people facing food insecurity.

Bolstering the resilience of our military, our veterans, and their families

•With profound appreciation for the immense sacrifices of our nation’s heroes and the essential role they play in enabling us to pursue our noble mission, Alexandria is committed to providing resources to assist our military, our veterans, and their families to live healthy, successful, and rewarding lives. We have actively supported the Navy SEAL Foundation since 2010, including through our record-breaking fundraising efforts as the chair of the New York City Benefit in 2017 and as the recipient of its prestigious Patriot Award in 2020.
•Motivated to continue to enhance our critical support of the U.S. military, Alexandria joined The Honor Foundation (“THF”) and its founding partner, the Navy SEAL Foundation, in 2017, to embark on a truly impactful partnership to create a mission-critical headquarters in San Diego for THF, a unique career transition program for the Special Operations Forces community that effectively translates elite military experience to the private sector and helps facilitate the next generation of corporate and community leaders. Alexandria conceived of, designed, fully built out, and donated the use of an 8,000 RSF state-of-the-art facility where our nation’s most elite service members can participate in a tuition-free three-month executive education program that provides tools and experiences to help them transition from the Special Operations Forces to their next mission in life.
•In 2020, THF served over 1,350 service members at its world-class headquarters, up from 802 in 2019, and graduated 296 of our nation’s heroes from the program, up from 178 in 2019.

Conquering the opioid epidemic and revolutionizing addiction treatment: OneFifteen, a blueprint for the nation

•Determined to reverse the trajectory of the U.S. opioid epidemic, which is one of the most pervasive public health challenges in our nation’s history, Alexandria has built a partnership with Verily Life Sciences to create OneFifteen, an innovative, non-profit healthcare ecosystem dedicated to the full and sustained recovery of people living with addiction. Together, we pioneered a fully integrated campus in Dayton, Ohio, that houses an evidence-based model encompassing a full continuum of care with dedicated facilities and services for crisis stabilization, medication-assisted treatment, residential housing, peer support, family reunification, workforce development, job placement, and community transition.
•OneFifteen’s first-of-its-kind campus ecosystem was featured as the cover story in the January/February 2021 issue of REIT Magazine. The piece highlights our leadership role in this meaningful endeavor.
•Since June 2019, we completed construction of the OneFifteen Outpatient Clinic; the Crisis Stabilization Unit; and most recently, OneFifteen Living, the residential housing component that was delivered in September 2020.
•Overdose deaths continue to rise dramatically during the COVID-19 pandemic, demonstrating the tremendous need for the OneFifteen ecosystem. Since opening in the fall of 2019, OneFifteen has made a positive impact on the local community and the way addiction is treated, seeing approximately 2,700 patients, including over 1,300 people during the three months ended March 31, 2021. It is our hope that OneFifteen’s holistic approach to data-driven treatment will serve as a model of recovery for the rest of the country to replicate.

Educationally empowering underserved students to achieve long-term success and reach their potential as leaders in the community

•Understanding that education is one of the most fundamental foundations for a safe and healthy life, Alexandria is deeply committed to driving educational opportunities and providing the support and resources needed to prepare students for academic success, the 21st century job market, and a productive, rewarding life.
•In February 2021, we made a $2 million community benefit gift to the San Francisco Unified School District (“SFUSD”) to support the development of a new science-focused school in our Mission Bay submarket. In addition to this gift, which extends Alexandria’s impactful collaboration with SFUSD, we will provide our laboratory design, construction, and development expertise to the project; participate in shaping the academic program; and facilitate connections with the local life science community to enhance the school’s STEM education opportunities.

Building a model for a comprehensive, sustainable solution to address homelessness

•Inspired by the OneFifteen platform, we are presently incubating a similar model to combat homelessness in Seattle with the goal of providing a complete continuum of services in a safe living environment, from treatment for addiction and mental health issues to job training and placement.

Operating summary

Same Property Net Operating Income Growth	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Agtech, and Technology Campuses
	Increasing cash flows
	Percentage of leases containing annual rent escalations	95%
	Stable cash flows
	Percentage of triple net leases	94%
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	93%

Rental Rate Growth: Renewed/Re-Leased Space	Margins(2)

	Operating	Adjusted EBITDA
	71%	69%

(1)Percentages calculated based on RSF as of March 31, 2021.
(2)Represents percentages for the three months ended March 31, 2021.

Long-Duration Cash Flows From High-Quality, Diverse, and Innovative Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	Long-Duration Lease Terms

55%	7.6 Years
of ARE’s	Weighted-Average
Annual Rental Revenue(1)	Remaining Term(2)

Tenant Mix

Public Biotechnology
26%
Life Science Product, Service, and Device
18%
Private Biotechnology
7%
Office With Future Change in Use(3)
5%
Mega Cap Tech(4)
4%
Investment-Grade and Large Cap Tech/Office
5%
Other (5)
5%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
11%
Multinational Pharmaceutical
19%

Percentage of ARE’s Annual Rental Revenue(1)

(1)Represents annual rental revenue in effect as of March 31, 2021. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Based on aggregate annual rental revenue in effect as of March 31, 2021. Refer to definition of “Annual rental revenue” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information on our methodology on annual rental revenue for unconsolidated real estate joint ventures.
(3)Represents annual rental revenue currently generated from office space that is targeted for a future change in use. The weighted-average remaining term of these leases is 3.0 years.
(4)Represents annual rental revenue from publicly traded tech tenants with an average daily market capitalization greater than $200 billion for the twelve months ended March 31, 2021.
(5)Annual rental revenues from our other tenants, aggregating 5.0%, comprise 4.2% of annual rental revenue from technology, professional services, finance, telecommunications, and construction/real estate companies and only 0.8% from retail-related tenants.

High-Quality Cash Flows From High-Quality Tenants and Class A Properties in AAA Locations

Industry-Leading Tenant Roster	AAA Locations

San Francisco Bay Area
24%
New York City
5%
San Diego
16%
Greater Boston
37%
Seattle
7%
Maryland
6%
1%
4%
Other
Research Triangle

88%
of ARE’s Top 20 Annual Rental Revenue(1) From Investment-Grade or Publicly Traded Large Cap Tenants
Percentage of ARE’s Annual Rental Revenue(1)

Solid Historical Occupancy(2)	Occupancy Across Key Locations(3)

96%
Over 10 Years

(1)Represents annual rental revenue in effect as of March 31, 2021. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of March 31, 2021.
(3)As of March 31, 2021.
(4)Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended			Year Ended
	March 31, 2021			December 31, 2020
	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	36.2%		17.4%	37.6%	18.3%
New rates	$57.61		$54.85	$49.51	$46.53
Expiring rates	$42.31		$46.74	$35.99	$39.32
RSF	521,825			2,556,833
Tenant improvements/leasing commissions	$30.73			$35.08
Weighted-average lease term	6.9 years			6.0 years

Developed/redeveloped previously vacant space leased
New rates	$49.14		$45.67	$56.67	$53.61
RSF	1,155,834			1,802,013
Tenant improvements/leasing commissions	$37.17			$28.17
Weighted-average lease term	10.7 years			9.0 years

Leasing activity summary (totals):
New rates	$51.78		$48.53	$52.47	$49.46
RSF	1,677,659	(2)		4,358,846
Tenant improvements/leasing commissions	$35.17			$32.22
Weighted-average lease term	9.5 years			7.3 years

Lease expirations(1)
Expiring rates	$40.70		$43.84	$36.03	$39.01
RSF	747,275			3,560,188

Leasing activity includes 100% of results for each property in which we have an investment in North America.

(1)Excludes month-to-month leases aggregating 82,972 RSF and 96,383 RSF as of March 31, 2021, and December 31, 2020, respectively.
(2)During the three months ended March 31, 2021, we granted tenant concessions/free rent averaging 3.5 months with respect to the 1,677,659 RSF leased. Approximately 41% of the leases executed during the three months ended March 31, 2021, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of March 31, 2021:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2021 (2)	1,244,636	3.9%	$43.05	3.4%
2022	2,601,783	8.2%	$45.96	7.6%
2023	3,587,104	11.3%	$41.05	9.4%
2024	2,472,214	7.8%	$45.47	7.2%
2025	2,581,288	8.1%	$47.25	7.8%
2026	2,036,500	6.4%	$46.54	6.1%
2027	2,207,171	6.9%	$50.50	7.1%
2028	2,540,712	8.0%	$49.56	8.0%
2029	2,006,321	6.3%	$54.14	6.9%
2030	2,288,097	7.2%	$53.70	7.9%
Thereafter	8,310,754	25.9%	$53.73	28.6%

(1)Represents amounts in effect as of March 31, 2021.
(2)Excludes month-to-month leases aggregating 82,972 RSF as of March 31, 2021.

The following tables present information by market with respect to our lease expirations in North America as of March 31, 2021, for the remainder of 2021, and all of 2022:

	2021 Contractual Lease Expirations (in RSF)						Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment(1)	Remaining Expiring Leases(2)		Total(3)

Greater Boston	17,975	101,103	202,428	115,392		436,898	$45.21
San Francisco Bay Area	202,268	36,564	9,738	144,640		393,210	49.58
New York City	—	—	—	2,007		2,007	N/A
San Diego	6,493	5,749	83,697	101,251		197,190	32.74
Seattle	—	15,184	—	58,058		73,242	29.66
Maryland	—	—	—	11,438		11,438	31.75
Research Triangle	16,942	—	—	41,399		58,341	32.12
Canada	—	—	—	13,672		13,672	25.09
Non-cluster/other markets	—	—	—	58,638		58,638	44.70
Total	243,678	158,600	295,863	546,495		1,244,636	$43.05
Percentage of expiring leases	20%	13%	24%	43%		100%

	2022 Contractual Lease Expirations (in RSF)						Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment(1)	Remaining Expiring Leases(5)		Total

Greater Boston	44,767	8,998	—	514,925	(6)	568,690	$58.57
San Francisco Bay Area	—	7,180	490,127	302,531		799,838	53.01
New York City	30,408	14,891	—	2,979		48,278	N/A
San Diego	114,656	24,523	231,585	157,604		528,368	37.83
Seattle	—	50,618	51,255	146,061		247,934	31.99
Maryland	—	29,283	—	49,439		78,722	26.95
Research Triangle	—	—	—	251,706		251,706	21.05
Canada	—	—	—	28,664		28,664	22.19
Non-cluster/other markets	—	—	—	49,583		49,583	55.84
Total	189,831	135,493	772,967	1,503,492		2,601,783	$45.96
Percentage of expiring leases	7%	5%	30%	58%		100%

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
(2)The largest remaining contractual lease expiration is a 55,183 RSF lease in our Mission Bay submarket.
(3)Excludes month-to-month leases aggregating 82,972 RSF as of March 31, 2021.
(4)Represents amounts in effect as of March 31, 2021.
(5)The largest remaining contractual lease expiration includes a Class A office/laboratory building aggregating 113,555 RSF in our Cambridge/Inner Suburbs submarket and one lease for 62,490 RSF in our Research Triangle submarket.
(6)72% of the remaining expiring leases in Greater Boston are located in our Cambridge/Inner Suburbs submarket.

Top 20 tenants

88% of Top 20 Annual Rental Revenue From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.4% of our annual rental revenue in effect as of March 31, 2021. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of March 31, 2021 (dollars in thousands, except average market cap):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	7.4		916,234	$52,853	3.4%	A2	A+	$137.5
2	Takeda Pharmaceutical Company Ltd.	8.4		606,249	39,342	2.6	Baa2	BBB+	$56.5
3	Facebook, Inc.	10.8		903,786	38,899	2.5	—	—	$719.2
4	Illumina, Inc.	9.4		891,495	36,058	2.3	Baa3	BBB	$52.3
5	Eli Lilly and Company	8.0		555,335	35,807	2.3	A2	A+	$156.0
6	Sanofi	7.2		494,693	33,868	2.2	A1	AA	$124.2
7	Moderna, Inc.	11.2		615,458	32,147	2.1	—	—	$36.3
8	Novartis AG	7.4		423,914	30,128	2.0	A1	AA-	$216.6
9	Uber Technologies, Inc.	61.7	(2)	1,009,188	27,379	1.8	—	—	$73.8
10	Roche	2.4	(3)	612,242	25,768	1.7	Aa3	AA	$298.4
11	bluebird bio, Inc.	6.2		312,805	23,142	1.5	—	—	$3.3
12	Maxar Technologies	4.2	(4)	478,000	21,577	1.4	—	—	$1.7
13	Massachusetts Institute of Technology	7.7		257,626	21,145	1.4	Aaa	AAA	$—
14	The Children's Hospital Corporation	17.6		269,816	20,066	1.3	Aa2	AA	$—
15	Jazz Pharmaceuticals, Inc.	9.4		198,041	20,003	1.3	—	—	$7.6
16	New York University	10.5		204,691	19,531	1.3	Aa2	AA-	$—
17	Merck & Co., Inc.	13.2		311,015	19,392	1.3	A1	AA-	$201.4
18	Pfizer Inc.	3.9		416,979	17,762	1.2	A2	A+	$202.8
19	United States Government	6.6		296,765	16,933	1.1	Aaa	AA+	$—
20	Amgen Inc.	3.0		407,369	16,838	1.1	Baa1	A-	$138.0
	Total/weighted-average	10.9	(2)	10,181,701	$548,638	35.8%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)Based on aggregate annual rental revenue in effect as of March 31, 2021. Refer to the definitions of “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section within this Item 2 for our methodologies on annual rental revenue from unconsolidated real estate joint ventures and average market capitalization.
(2)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding the ground lease, the weighted-average remaining lease term for our top 20 tenants was 8.2 years as of March 31, 2021.
(3)Includes 197,787 RSF expiring in 2022 at our recently acquired property at 651 Gateway Boulevard in our South San Francisco submarket. Upon expiration of the lease, 651 Gateway Boulevard will be redeveloped into a Class A office/laboratory building. Excluding this 197,787 RSF, the weighted-average remaining term of space occupied by Roche is 2.8 years.
(4)Represents remaining lease term at two properties with future redevelopment and development opportunities. The leases with this tenant were in place when we acquired the property during the three months ended December 31, 2019.

Locations of properties

The locations of our properties are diversified among a number of life science, agtech, and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of March 31, 2021, in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	9,393,117	510,116	490,545	10,393,778	27%	75	$563,356	37%	$62.32
San Francisco Bay Area	7,582,096	645,158	92,147	8,319,401	22	60	374,050	24	59.25
New York City	1,145,296	—	122,382	1,267,678	3	5	82,226	5	72.24
San Diego	6,322,521	322,884	208,690	6,854,095	19	81	236,430	16	40.10
Seattle	2,628,577	—	213,976	2,842,553	7	40	105,819	7	41.57
Maryland	2,998,406	84,264	249,970	3,332,640	9	45	92,085	6	31.36
Research Triangle	2,810,670	410,000	652,381	3,873,051	10	35	62,527	4	24.50
Canada	256,967	—	—	256,967	1	3	5,151	—	24.55
Non-cluster/other markets	550,870	—	—	550,870	1	12	11,478	1	39.65
Properties held for sale	225,849	—	—	225,849	1	4	6,231	—	N/A
North America	33,914,369	1,972,422	2,030,091	37,916,882	100%	360	$1,539,353	100%	$49.58
		4,002,513

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	3/31/21		12/31/20	3/31/20	3/31/21	12/31/20	3/31/20
Greater Boston	96.2%	(1)	98.1%	98.9%	91.5%	94.8%	97.0%
San Francisco Bay Area	95.4	(1)	95.8	94.7	94.3	94.7	90.6
New York City	99.4		97.3	99.2	89.8	87.8	88.1
San Diego	93.3	(1)	93.5	90.9	90.3	92.4	90.9
Seattle	96.8		96.0	97.8	89.6	85.5	97.8
Maryland	97.9		96.1	95.9	90.4	90.6	94.6
Research Triangle	90.8	(1)	89.6	96.5	73.7	72.7	96.5
Subtotal	95.3		95.5	95.6	89.9	90.7	93.3
Canada	81.6		81.8	93.6	81.6	81.8	93.6
Non-cluster/other markets	52.6		52.7	65.2	52.6	52.7	65.2
North America	94.5%	(1)	94.6%	95.1%	89.2%	90.0%	92.9%

(1)Includes 1.2 million RSF, or 3.5%, of vacancy at recently acquired properties in our North America markets, representing lease-up opportunities that will contribute to growth in cash flows (noted below). Approximately 26% of the vacant 1.2 million RSF is currently leased, with occupancy expected primarily over the next two quarters. Excluding these acquired vacancies, occupancy of operating properties in North America was 98.0% as of March 31, 2021. The estimated cost basis associated with these spaces was approximately $451.3 million as of March 31, 2021. The following table provides vacancy detail for our recent acquisitions:

		As of March 31, 2021
		Vacant	Occupancy Impact
Property	Market/Submarket	RSF	Region	Consolidated
Alexandria Center® for Life Science – Durham	Research Triangle/Research Triangle	233,362	8.3%	0.7%
601, 611, and 651 Gateway Boulevard	San Francisco Bay Area/South San Francisco	254,582	3.4%	0.8
SD Tech by Alexandria	San Diego/Sorrento Mesa	83,171	1.3%	0.2
Other acquisitions	Various	518,830	N/A	1.5
		1,089,945		3.2
1Q21 acquisitions:
Alexandria Center® for Life Science – Fenway	Greater Boston/Fenway	98,174	1.0%	0.3
		1,188,119		3.5%

Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in collaborative life science, agtech, and technology campuses in AAA innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. Our pre-construction activities are undertaken in order to get the property ready for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.

As of the date of this report, construction activities were in process at all of our active construction projects. Construction workers continue to observe social distancing and follow rules that restrict gatherings of large groups of people in close proximity, as well as adhere to other appropriate measures that may slow the pace of construction.

Our investments in real estate consisted of the following as of March 31, 2021 (dollars in thousands):

		Development and Redevelopment
	Operating	Under Construction	Near Term	Intermediate Term	Future	Subtotal	Total
Investments in real estate
Book value as of March 31, 2021(1)	$19,137,741	$2,071,733	$977,609	$596,524	$753,057	$4,398,923	$23,536,664

Square footage
Operating	33,914,369	—	—	—	—	—	33,914,369
New Class A development and redevelopment properties	—	4,002,513	4,612,656	3,826,115	9,221,297	21,662,581	21,662,581
Value-creation square feet currently included in rental properties(2)	—	—	(553,693)	(622,000)	(1,810,218)	(2,985,911)	(2,985,911)
Total square footage	33,914,369	4,002,513	4,058,963	3,204,115	7,411,079	18,676,670	52,591,039

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

Acquisitions

Our real estate asset acquisitions for the three months ended March 31, 2021, consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy		Square Footage						Purchase Price
						Acquisitions with Development and Redevelopment Opportunities
						Future Development	Active Redevelopment	Operating With Future Development/ Redevelopment	Operating(1)	Operating

Three months ended March 31, 2021:
Alexandria Center® for Life Science – Fenway	Fenway/Greater Boston	1/29/21	2	90%	(2)	305,000	510,116	311,066	662,079	—		$1,483,200	(2)
840 Winter Street	Route 128/Greater Boston	1/20/21	1	100		—	130,000	—	30,009	—		58,126	(3)
Other	Various	Various	22	97		69,426	209,295	120,000	661,159	80,032	(4)	332,424
			25	94%		374,426	849,411	431,066	1,353,247	80,032		$1,873,750

(1)Represents the operating component of our value-creation acquisitions that is not expected to undergo development or redevelopment.
(2)The campus includes an operating property with future redevelopment opportunities at 401 Park Drive, a development project at 201 Brookline Avenue, and a future development opportunity. 401 Park Drive, aggregating 973,145 RSF, is 90% occupied, with an additional 3% of leased space that is under renovation, and has initial stabilized yields of 5.7% and 4.5% (cash basis). We expect to provide total estimated costs and related yields for the development projects at 201 Brookline Avenue and the future development/redevelopment opportunities in the future, subsequent to the commencement of construction. Refer to “New Class A development and redevelopment properties: current projects” within this Item 2 for additional information.
(3)We expect to provide total estimated costs and related yields for development and redevelopment projects in the future, subsequent to the commencement of construction. Refer to “New Class A development and redevelopment properties: current projects” within this Item 2 for additional information on active development and redevelopment projects.
(4)Represents the acquisition of our partner’s 43.2% ownership interest in our previously unconsolidated real estate joint venture at 704 Quince Orchard Road for $9.4 million. We completed the redevelopment of this stabilized property during the three months ended June 30, 2019.

Sustainability

ALEXANDRIA'S HIGHLY IMPACTFUL SOCIAL RESPONSIBILITY

Developing and implementing disruptive solutions to society's most urgent challenges

Our Focused Social Action Pillars

1

Accelerating Groundbreaking Medical Research to Advance Lifesaving Treatments and Cures

2

3

Conquering the Opioid Epidemic and Revolutionizing Addiction Treatment

4

5

6

SPOTLIGHT ON EDUCATION

Paving the Path for Academic Success

Deep commitment to driving educational opportunities to cultivate future community leaders and scientific innovators

$2M

COMMUNITY BENEFIT GIFT

To San Francisco Unified School District to Support the Development of a Science-Based School in Mission Bay

~500

PRE-K-5 ELEMENTARY SCHOOL STUDENTS ON MULTI-USE CAMPUS BY 2025

MISSION BAY SCHOOL

ALEXANDRIA'S LONGSTANDING AND RECOGNIZED SUSTAINABILITY LEADERSHIP

Developing and operating more efficient, healthier, and safer buildings; reducing carbon emissions; and managing climate risk

Championing Health, Wellness, and Safety

fitwel®

FITWEL IMPACT AWARD
Highest-Scoring Project of All Time
2020 | 2021

HEALTHY BUILDING PROGRESS [1]

49

Certified or in Progress as of March 31, 2021

ESG Program Recognition

#3

MOST SUSTAINABLE REIT [2]

GRESB® REAL ESTATE Sector Leader 2020

Proactively Managing Physical Climate Risk Using Industry-Leading Guidelines

TCFD | TASK FORCE ON CLIMATE-RELATED FINANCIAL DISCLOSURES

ALEXANDRIA'S CLIMATE RISK ASSESSMENT COVERS:

Sea Level Rise | Precipitation | Drought
Extreme Heat | Wildfire

2025 Reduction Goals and Progress for Buildings in Operation

	Carbon Emissions ($MTCO_2e$) [3]	Energy Consumption (kWh) [3]	Potable Water Consumption (Gal) [3]	Waste Diversion (Ton) [4]
GOAL	30%	25%	10%	45%
PROGRESS	2015–2020 [5]: 19.6%	2015–2020 [5]: 20.5%	2015–2020 [5]: 12.8%	2020 [6]: 38.5%

(1)13 projects have been certified and another 36 projects are in process targeting WELL or Fitwel certification.
(2)Source: Barron’s, “The 10 Most Sustainable REITs, According to Calvert,” February 19, 2021.
(3)Relative to a 2015 baseline for buildings in operation that Alexandria directly manages.
(4)For buildings in operation that Alexandria directly and indirectly manages.
(5)Reflects sum of annual like-for-like progress from 2015 to 2020.
(6)Reflects progress for all buildings in operation in 2020 that Alexandria directly and indirectly manages.

New Class A development and redevelopment properties: recent deliveries

Alexandria Center® for Life Science – San Carlos	9877 Waples Street	1165 Eastlake Avenue East	9804 Medical Center Drive
San Francisco Bay Area/Greater Stanford	San Diego/Sorrento Mesa	Seattle/Lake Union	Maryland/Rockville
196,020 RSF	63,774 RSF	100,086 RSF	176,832 RSF

The following table presents value-creation development and redevelopment of new Class A properties placed into service during the three months ended March 31, 2021 (dollars in thousands):

Property/Market/Submarket	Delivery Date	Our Ownership Interest	RSF Placed in Service			Occupancy Percentage(1)	Total Project			Unlevered Yields
			4Q20	1Q21	Total					Initial Stabilized		Initial Stabilized (Cash Basis)
							RSF	Investment
Development projects
Alexandria Center® for Life Science – San Carlos/ San Francisco Bay Area/Greater Stanford	Various	100%	96,463	99,557	196,020	100%	526,178	$630,000		6.4%		6.1%
1165 Eastlake Avenue East/Seattle/Lake Union	March 2021	100%	—	100,086	100,086	100%	100,086	138,000		6.3	(2)	6.4	(2)
9804 Medical Center Drive/Maryland/Rockville	January 2021	100%	—	176,832	176,832	100%	176,832	89,300	(3)	8.3	(3)	8.0	(3)

Redevelopment projects
Alexandria Center® for Life Science – Long Island City/New York City/New York City	December 2020	100%	17,716	—	17,716	100%	176,759	184,300		5.5		5.6
9877 Waples Street/San Diego/Sorrento Mesa	December 2020	100%	63,774	—	63,774	100%	63,744	31,000		8.8		8.1
Total			177,953	376,475	554,428			$1,072,600		6.5%		6.3%

(1)Relates to total operating RSF placed in service as of the most recent delivery.
(2)Unlevered yields represent aggregate returns for 1165 Eastlake Avenue East, an amenity-rich research headquarters for Adaptive Biotechnologies Corporation, and 1208 Eastlake Avenue East, an adjacent multi-tenant office/laboratory building.
(3)Improvements in initial stabilized yields of 60 bps and 80 bps (cash basis) were driven by overall cost savings relative to initial budget.

New Class A development and redevelopment properties: current projects

The Arsenal on the Charles	201 Brookline Avenue	840 Winter Street	201 Haskins Way
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/Route 128	San Francisco Bay Area/South San Francisco
360,545 RSF	510,116 RSF	130,000 RSF	315,000 RSF

Alexandria Center® for Life Science – San Carlos	3160 Porter Drive	Alexandria Center® for Life Science – Long Island City	3115 Merryfield Row
San Francisco Bay Area/Greater Stanford	San Francisco Bay Area/Greater Stanford	New York City/New York City	San Diego/Torrey Pines
330,158 RSF	92,147 RSF	122,382 RSF	146,456 RSF

ALEXANDRIA CENTER FOR LIFE SCIENCE AT STANFORD RESEARCH PARK
LOCATION
CAPITAL
TALENT
INNOVATION
ALEXANDRIA
3160

New Class A development and redevelopment properties: current projects (continued)

SD Tech by Alexandria(1)	5505 Morehouse Drive	9950 Medical Center Drive	700 Quince Orchard Road
San Diego/Sorrento Mesa	San Diego/Sorrento Mesa	Maryland/Rockville	Maryland/Gaithersburg
176,428 RSF	79,945 RSF	84,264 RSF	169,420 RSF

20400 Century Boulevard	Alexandria Center® for Life Science – Durham(2)	Alexandria Center® for AgTech	Alexandria Center® for Advanced Technologies(3)
Maryland/Gaithersburg	Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle
80,550 RSF	652,381 RSF	160,000 RSF	250,000 RSF

(1)Represents 10055 Barnes Canyon Road in our SD Tech by Alexandria campus.
(2)Represents 2400 Ellis Road in our Alexandria Center® for Life Science – Durham campus.
(3)Represents 10 Davis Drive in our Alexandria Center® for Advanced Technologies campus.

New Class A development and redevelopment properties: current projects (continued)

The following tables set forth a summary of our new Class A development and redevelopment properties under construction and pre-leased near-term projects as of March 31, 2021 (dollars in thousands):

Property/Market/Submarket		Square Footage					Percentage
	Dev/Redev	In Service		CIP	Total		Leased		Leased/Negotiating		Initial Occupancy(1)
Under construction
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	Redev	475,743	(2)	360,545	836,288		79%		85%		2021
201 Haskins Way/San Francisco Bay Area/South San Francisco	Dev	—		315,000	315,000		100		100		2Q21
The Alexandria Center® for Life Science – San Carlos/San Francisco Bay Area/Greater Stanford	Dev	196,020		330,158	526,178		100		100		4Q20
3160 Porter Drive/San Francisco Bay Area/Greater Stanford	Redev	—		92,147	92,147		20		26		1H21
Alexandria Center® for Life Science – Long Island City/New York City/New York City	Redev	54,377		122,382	176,759		31		44		4Q20
3115 Merryfield Row/San Diego/Torrey Pines	Dev	—		146,456	146,456		100		100		2022
5505 Morehouse Drive/San Diego/Sorrento Mesa	Redev	—		79,945	79,945		35		35		2021
Other/Seattle	Redev	246,647		213,976	460,623		51		51		2022
9950 Medical Center Drive/Maryland/Rockville	Dev	—		84,264	84,264		100		100		1H22 (2)
700 Quince Orchard Road/Maryland/Gaithersburg	Redev	—		169,420	169,420		100		100		2021
Alexandria Center® for Life Science – Durham/Research Triangle/ Research Triangle(3)	Redev	—		652,381	652,381		77		77		1H21/2022
Alexandria Center® for AgTech/Research Triangle/Research Triangle(4)	Redev/Dev	180,400		160,000	340,400		55		55		2021
Alexandria Center® for Advanced Technologies/Research Triangle/ Research Triangle	Dev	—		250,000	250,000	(5)	58	(5)	58	(5)	2H21/2022
		1,153,187		2,976,674	4,129,861		74		76
Under construction – additions in 1Q21
201 Brookline Avenue/Greater Boston/Fenway	Dev	—		510,116	510,116		17		84		2022
840 Winter Street/Greater Boston/Route 128	Redev	30,009		130,000	160,009		19		19		2022
SD Tech by Alexandria/San Diego/Sorrento Mesa	Dev	—		176,428	176,428		61		96		2022
Other/San Diego	Redev	—		128,745	128,745		100		100		2021
20400 Century Boulevard/Maryland/Gaithersburg	Redev	—		80,550	80,550		—		12		2022
		30,009		1,025,839	1,055,848		34		73
		1,183,196		4,002,513	5,185,709		66		76
Pre-leased near-term projects
Alexandria Point/San Diego/University Town Center(6)	Dev	—		171,102	171,102		100		100
		1,183,196		4,173,615	5,356,811		67%		76%

(1)Initial occupancy dates are subject to leasing and/or market conditions. Construction disruptions resulting from COVID-19 and observance of social distancing measures may impact construction and occupancy forecasts and will continue to be monitored closely. Multi-tenant projects may have occupancy by tenants over a period of time. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.
(2)Refer to footnote 1 on the following page for additional information.
(3)The recently acquired Alexandria Center® for Life Science – Durham redevelopment project includes three properties at 40 Moore Drive, 2400 Ellis Road, and 14 TW Alexander Drive. 2400 Ellis Road is 100% leased, with initial occupancy anticipated in the first half of 2021 and stabilized occupancy expected for the remaining buildings in 2022.
(4)The new strategic collaborative agtech campus consists of Phase I at 5 Laboratory Drive, including campus amenities, which was previously delivered, and Phase II at 9 Laboratory Drive.
(5)Represents 150,000 RSF that is 29% leased at 8 Davis Drive and 100,000 RSF that is 100% leased at 10 Davis Drive. Vertical construction at 8 Davis Drive has commenced, and 10 Davis Drive is expected to commence in the second quarter of 2021.
(6)Represents our 4150 Campus Point Court property, which is expected to commence vertical construction in the fourth quarter of 2021.

New Class A development and redevelopment properties: current projects (continued)

	Our Ownership Interest					Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete	Total at Completion	Initial Stabilized		Initial Stabilized (Cash Basis)

Under construction
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	100%	$357,448	$248,243	$166,309	$772,000	6.2%		5.5%
201 Haskins Way/San Francisco Bay Area/South San Francisco	100%	—	291,082	$78,918	$370,000	6.4%		6.2%
The Alexandria Center® for Life Science – San Carlos/San Francisco Bay Area/Greater Stanford	100%	182,558	340,378	$107,064	$630,000	6.4%		6.1%
3160 Porter Drive/San Francisco Bay Area/Greater Stanford	100%	—	74,864	TBD
Alexandria Center® for Life Science – Long Island City/New York City/New York City	100%	36,560	127,232	$20,508	$184,300	5.5%		5.6%
3115 Merryfield Row/San Diego/Torrey Pines	100%	—	72,464	$79,536	$152,000	6.2%		6.2%
5505 Morehouse Drive/San Diego/Sorrento Mesa	100%	—	21,950	TBD
Other/Seattle	100%	54,152	65,329
9950 Medical Center Drive/Maryland/Rockville	100%	—	41,154	$18,446	$59,600	8.6%	(1)	7.7%	(1)
700 Quince Orchard Road/Maryland/Gaithersburg	100%	—	49,561	$29,939	$79,500	8.6%		7.3%
Alexandria Center® for Life Science – Durham/Research Triangle/Research Triangle	100%	—	143,036	$101,964	$245,000	7.5%		6.7%
Alexandria Center® for AgTech/Research Triangle/Research Triangle	100%	90,677	69,548	TBD
Alexandria Center® for Advanced Technologies/Research Triangle/Research Triangle	100%	—	46,612
		721,395	1,591,453
Under construction – additions in 1Q21
201 Brookline Avenue/Greater Boston/Fenway	97.9%	—	370,409	TBD
840 Winter Street/Greater Boston/Route 128	100%	12,517	47,979
SD Tech by Alexandria/San Diego/Sorrento Mesa	50.0%	—	25,117
Other/San Diego	100%	—	27,855
20400 Century Boulevard/Maryland/Gaithersburg	100%	—	8,920
		12,517	480,280
		733,912	2,071,733
Pre-leased near-term projects
Alexandria Point/San Diego/University Town Center	55.0%	—	26,342
Total		$733,912	$2,098,075

(1)During the three months ended March 31, 2021, we leased the property to a public biotechnology company which resulted in higher rents and our initial stabilized yields increased by 130 bps and 90 bps (cash basis), and our date of initial occupancy has been revised to the first half of 2022.

New Class A development and redevelopment properties: summary of pipeline

The following table summarizes the key information for all our development and redevelopment projects in North America as of March 31, 2021 (dollars in thousands):

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment							Total
			Under Construction	Near Term		Intermediate Term		Future

Greater Boston
The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	$273,891	360,545	200,000	(1)	—		12,502		573,047
Alexandria Center® for Life Science – Fenway/Fenway	(2)	493,272	510,116	—		305,000		—		815,116
840 Winter Street/Route 128	100%	47,979	130,000	—		—		—		130,000
325 Binney Street/Cambridge	100%	154,591	—	450,000	(1)	—		—		450,000
57 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	48,618	—	275,000	(1)	—		—		275,000
15 Necco Street/Seaport Innovation District	96.4%	188,131	—	350,000	(1)	—		—		350,000
Reservoir Woods/Route 128	100%	43,040	—	202,428	(1)(3)	—		752,845	(3)	955,273
10 Necco Street/Seaport Innovation District	100%	91,872	—	—		175,000		—		175,000
215 Presidential Way/Route 128	100%	6,808	—	—		112,000		—		112,000
Alexandria Technology Square®/Cambridge	100%	7,881	—	—		—		100,000		100,000
380 and 420 E Street/Seaport Innovation District	100%	117,197	—	—		—		1,000,000	(3)	1,000,000
99 A Street/Seaport Innovation District	95.3%	45,335	—	—		—		235,000		235,000
One Upland Road and 100 Tech Drive/Route 128	100%	8,696	—	—		—		750,000		750,000
231 Second Avenue/Route 128	100%	1,093	—	—		—		32,000		32,000
Other value-creation projects	100%	9,782	—	—		—		16,955		16,955
		1,538,186	1,000,661	1,477,428		592,000		2,899,302		5,969,391
San Francisco Bay Area
201 Haskins Way/South San Francisco	100%	291,082	315,000	—		—		—		315,000
Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	597,906	330,158	—		700,000	(3)	587,000	(3)	1,617,158
3160 Porter Drive/Greater Stanford	100%	74,864	92,147	—		—		—		92,147
Alexandria Technology Center® – Gateway/South San Francisco	45.9%	55,147	—	517,010	(1)(3)	—		291,000		808,010
901 California Avenue/Greater Stanford	100%	713	—	56,924		—		—		56,924
88 Bluxome Street/SoMa	100%	306,754	—	1,070,925		—		—		1,070,925
1450 Owens Street/Mission Bay	100%	58,004	—	—		191,000		—		191,000
3825 and 3875 Fabian Way/Greater Stanford	100%	—	—	—		250,000	(3)	228,000	(3)	478,000
3450 and 3460 Hillview Avenue/Greater Stanford	100%	—	—	—		76,951	(3)	—		76,951
East Grand Avenue/South San Francisco	100%	6,120	—	—		—		90,000		90,000
Other value-creation projects	100%	—	—	—		—		25,000		25,000
		$1,390,590	737,305	1,644,859		1,217,951		1,221,000		4,821,115

(1)We expect to commence vertical construction or redevelopment of all or a portion of this project in 2021.
(2)We have a 97.9% ownership interest in 201 Brookline Avenue, which is currently under construction. We have a 100% ownership interest in the intermediate-term development project.
(3)Represents total square footage upon completion of development or redevelopment of a new Class A property. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property, and commence future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment							Total
			Under Construction	Near Term		Intermediate Term		Future

New York City
Alexandria Center® for Life Science – Long Island City/New York City	100%	$127,232	122,382	—		—		—		122,382
47-50 30th Street/New York City	100%	29,771	—	135,938		—		—		135,938
Alexandria Center® for Life Science – New York City/New York City	100%	62,078	—	—		550,000	(1)	—		550,000
219 East 42nd Street/New York City	100%	—	—	—		—		579,947	(2)	579,947
		219,081	122,382	135,938		550,000		579,947		1,388,267
San Diego
3115 Merryfield Row/Torrey Pines	100%	72,464	146,456	—		—		—		146,456
SD Tech by Alexandria/Sorrento Mesa	50.0%	109,519	176,428	190,074	(3)	160,000		333,845		860,347
5505 Morehouse Drive/Sorrento Mesa	100%	21,950	79,945	—		—		—		79,945
Alexandria Point/University Town Center	55.0%	105,773	—	351,102	(3)	249,164	(4)	320,281	(4)	920,547
10931 and 10933 Torrey Pines Road/Torrey Pines	100%	—	—	—		242,000	(4)	—		242,000
University District/University Town Center	100%	60,009	—	—		600,000	(4)(5)	—		600,000
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%	108,183	—	—		—		240,000	(4)	240,000
5200 Illumina Way/University Town Center	51.0%	12,444	—	—		—		451,832		451,832
6450 Sequence Drive and Excess Land/Sorrento Mesa	100%	36,312	—	—		—		911,915	(4)	911,915
4045 and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	7,679	—	—		—		149,000	(4)	149,000
Other value-creation projects	100%	27,855	128,745	—		—		50,000		178,745
		562,188	531,574	541,176		1,251,164		2,456,873		4,780,787
Seattle
1150 Eastlake Avenue East/Lake Union	100%	56,101	—	310,000	(3)	—		—		310,000
701 Dexter Avenue North/Lake Union	100%	58,136	—	217,000		—		—		217,000
601 Dexter Avenue North/Lake Union	100%	36,073	—	—		—		188,400	(4)	188,400
1010 4th Avenue South/SoDo	100%	49,830	—	—		—		544,825		544,825
830 4th Avenue South/SoDo	100%	—	—	—		—		52,488	(4)	52,488
Other value-creation projects	100%	71,319	213,976	51,255	(4)	—		35,000		300,231
		$271,459	213,976	578,255		—		820,713		1,612,944
(1)We are currently negotiating a long-term ground lease with the City of New York for the future site of a new building approximating 550,000 RSF.
(2)Includes 349,947 RSF in operation with an opportunity either to convert the existing office space into office/laboratory space through future redevelopment or to expand the building by an additional 230,000 RSF through ground-up development. The building is currently occupied by Pfizer Inc. with a remaining lease term of approximately four years.
(3)We expect to commence vertical construction or redevelopment of all or a portion of this project during 2021.
(4)Represents total square footage upon completion of development or redevelopment of a new Class A property. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property, and commence future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(5)Includes our recently acquired project at 4555 Executive Drive and 9363, 9373, and 9393 Towne Centre Drive in our University Town Center submarket, which is currently under evaluation for development, subject to future market conditions.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total
			Under Construction	Near Term		Intermediate Term	Future

Maryland
9950 Medical Center Drive/Rockville	100%	$41,154	84,264	—		—	—	84,264
700 Quince Orchard Road/Gaithersburg	100%	49,561	169,420	—		—	—	169,420
20400 Century Boulevard/Gaithersburg	100%	8,920	80,550	—		—	—	80,550
14200 Shady Grove Road/Rockville	100%	29,621	—	145,000		145,000	145,000	435,000
9808 Medical Center Drive/Rockville	100%	2,896	—	90,000	(1)	—	—	90,000
		132,152	334,234	235,000		145,000	145,000	859,234
Research Triangle
Alexandria Center® for Life Science – Durham/Research Triangle	100%	143,036	652,381	—		—	—	652,381
Alexandria Center® for Advanced Technologies/Research Triangle	100%	63,602	250,000	—		70,000	700,000	1,020,000
Alexandria Center® for AgTech, Phase II/Research Triangle	100%	69,548	160,000	—		—	—	160,000
Other value-creation projects	100%	4,185	—	—		—	76,262	76,262
		280,371	1,062,381	—		70,000	776,262	1,908,643
Other value-creation projects	100%	4,896	—	—		—	322,200	322,200
Total pipeline as of March 31, 2021		$4,398,923	4,002,513	4,612,656		3,826,115	9,221,297	21,662,581	(2)

Key pending acquisition
Mercer Mega Block/Lake Union			—	800,000		—	—	800,000
			4,002,513	5,412,656		3,826,115	9,221,297	22,462,581

(1)We expect to commence vertical construction or redevelopment of all or a portion of this project during 2021.
(2)Total square footage includes 2,985,911 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

Summary of capital expenditures

Our construction spending for the three months ended March 31, 2021, consisted of the following (in thousands):

Construction Spending	Three Months Ended March 31, 2021
Additions to real estate – consolidated projects	$465,411
Contributions from noncontrolling interests	(6,576)
Construction spending (cash basis)	458,835
Change in accrued construction	(10,036)
Construction spending for the three months ended March 31, 2021	448,799
Projected construction spending for the nine months ending December 31, 2021	1,291,201
Guidance midpoint	$1,740,000

The following table summarizes the total projected construction spending for the year ending December 31, 2021, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2021
Development, redevelopment, and pre-construction projects	$1,625,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(100,000)
Revenue-enhancing and repositioning capital expenditures	150,000
Non-revenue-enhancing capital expenditures	65,000
Guidance midpoint	$1,740,000

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2020, and our subsequent quarterly reports on Form 10-Q. We believe such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and significant termination fees are not related to the operating performance of our real estate assets as they result from strategic, corporate-level decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decline below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three months ended March 31, 2021 and 2020, were as follows (In millions, except per share amounts):

	Three Months Ended March 31,
	2021		2020	2021	2020
	Amount			Per Share – Diluted
Unrealized losses on non-real estate investments	$(46.3)		$(17.1)	$(0.34)	$(0.14)
Realized gains on non-real estate investments	22.9	(1)	—	0.17	—
Gain on sales of real estate	2.8	(1)	—	0.02	—
Impairment of real estate	(5.1)	(1)	(9.6)	(0.04)	(0.08)
Impairment of non-real estate investments	—		(19.8)	—	(0.16)
Loss on early extinguishment of debt	(67.3)	(1)	—	(0.49)	—
Total	$(93.0)		$(46.5)	$(0.68)	$(0.38)

(1)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders“ in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For additional information on the determination of our Same Properties portfolio, refer to the definition of “Same property comparisons” in the “Non-GAAP measures and definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Percentage change in net operating income over comparable period from prior year	4.4%
Percentage change in net operating income (cash basis) over comparable period from prior year	6.1%
Operating margin	73%
Number of Same Properties	250
RSF	23,716,975
Occupancy – current-period average	96.3%
Occupancy – same-period prior-year average	96.4%

The following table reconciles the number of Same Properties to total properties for the three months ended March 31, 2021:

Development – under construction	Properties
9950 Medical Center Drive	1
The Alexandria Center® for Life Science – San Carlos	2
3115 Merryfield Row	1
201 Haskins Way	1
Alexandria Center® for AgTech	2
Alexandria Center® for Advanced Technologies	2
201 Brookline Avenue	1
SD Tech by Alexandria	1
11
Development – placed into service after January 1, 2020	Properties
9804 Medical Center Drive	1
1165 Eastlake Avenue East	1
2
Redevelopment – under construction	Properties
5505 Morehouse Drive	1
Alexandria Center® for Life Science – Long Island City	1
3160 Porter Drive	1
The Arsenal on the Charles	11
700 Quince Orchard Road	1
Alexandria Center® for Life Science – Durham	3
840 Winter Street	1
Other/San Diego	1
20400 Century Boulevard	1
21
Redevelopment – placed into service after January 1, 2020	Properties
9877 Waples Street	1
1

Acquisitions after January 1, 2020	Properties
3181 Porter Drive	1
275 Grove Street	1
601, 611, and 651 Gateway Boulevard	3
3330, 3412, 3450, and 3460 Hillview Avenue	4
9605 Medical Center Drive	1
9808 and 9868 Scranton Road	2
1075 Commercial Street	1
4555 Executive Drive	1
Alexandria Center® for Life Science – Durham	13
Reservoir Woods	3
One Upland Road	1
830 4th Avenue South	1
11255 and 11355 North Torrey Pines Road	2
6420 and 6450 Sequence Drive	2
380 and 420 E Street	2
Alexandria Center® for Life Science – Fenway	1
704 Quince Orchard Road	1
Other	26
66

Unconsolidated real estate JVs	5
Properties held for sale	4
Total properties excluded from Same Properties	110
Same Properties	250
Total properties in North America as of March 31, 2021	360

Comparison of results for the three months ended March 31, 2021, to the three months ended March 31, 2020

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income (loss), respectively.

For additional discussion related to the COVID-19 pandemic and its impact to us, refer to “The COVID-19 pandemic” section within this Item 2. In addition, refer to “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2020, for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Income from rentals:
Same Properties	$302,036	$294,616	$7,420	2.5%
Non-Same Properties	68,197	43,326	24,871	57.4
Rental revenues	370,233	337,942	32,291	9.6

Same Properties	96,638	92,280	4,358	4.7
Non-Same Properties	11,824	7,383	4,441	60.2
Tenant recoveries	108,462	99,663	8,799	8.8

Income from rentals	478,695	437,605	41,090	9.4

Same Properties	101	100	1	1.0
Non-Same Properties	1,053	2,214	(1,161)	(52.4)
Other income	1,154	2,314	(1,160)	(50.1)

Same Properties	398,775	386,996	11,779	3.0
Non-Same Properties	81,074	52,923	28,151	53.2
Total revenues	479,849	439,919	39,930	9.1

Same Properties	108,395	108,947	(552)	(0.5)
Non-Same Properties	29,493	20,156	9,337	46.3
Rental operations	137,888	129,103	8,785	6.8

Same Properties	290,380	278,049	12,331	4.4
Non-Same Properties	51,581	32,767	18,814	57.4
Net operating income	$341,961	$310,816	$31,145	10.0%

Net operating income – Same Properties	$290,380	$278,049	$12,331	4.4%
Straight-line rent revenue	(17,582)	(19,417)	1,835	(9.5)
Amortization of acquired below-market leases	(3,466)	(4,778)	1,312	(27.5)
Net operating income – Same Properties (cash basis)	$269,332	$253,854	$15,478	6.1%

Income from rentals

Total income from rentals for the three months ended March 31, 2021, increased by $41.1 million, or 9.4%, to $478.7 million, compared to $437.6 million for the three months ended March 31, 2020, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the three months ended March 31, 2021, increased by $32.3 million, or 9.6%, to $370.2 million, compared to $337.9 million for the three months ended March 31, 2020. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $24.9 million primarily related to 457,965 RSF of development and redevelopment projects placed into service subsequent to January 1, 2020, and 66 operating properties aggregating 7.5 million RSF acquired subsequent to January 1, 2020.

Rental revenues from our Same Properties for the three months ended March 31, 2021, increased by $7.4 million, or 2.5%, to $302.0 million, compared to $294.6 million for the three months ended March 31, 2020. The increase was primarily due to an $8.6 million increase in rental revenues from rental rate increases on lease renewals and re-leasing of space since January 1, 2020. This increase was partially offset by a decrease in retail and retail-related and transient parking revenues, due to the continued impact of COVID-19 during the three months ended March 31, 2021.

Tenant recoveries

Tenant recoveries for the three months ended March 31, 2021, increased by $8.8 million, or 8.8%, to $108.5 million, compared to $99.7 million for the three months ended March 31, 2020. The increase was primarily from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2020, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the three months ended March 31, 2021, increased by $4.4 million, or 4.7%, primarily due to an increase in recoverable property tax expenses resulting from higher assessed values of our properties, higher property insurance, and higher contract services expenses during the three months ended March 31, 2021, as discussed under “Rental operations” below. As of March 31, 2021, 94% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended March 31, 2021 and 2020, was $1.2 million and $2.3 million, respectively, primarily consisting of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the three months ended March 31, 2021, increased by $8.8 million, or 6.8%, to $137.9 million, compared to $129.1 million for the three months ended March 31, 2020. The increase was primarily due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Income from rentals.”

Same Properties’ rental operating expenses decreased by $0.6 million, or 0.5%, to $108.4 million during the three months ended March 31, 2021, compared to $108.9 million for the three months ended March 31, 2020. The decrease was primarily the result of a $5.0 million decrease in retail and retail-related and transient parking operating expenses, due to the continued impact of COVID-19 during the three months ended March 31, 2021. The decrease was partially offset by a $4.4 million increase in recoverable property tax expenses resulting from higher assessed values of our properties, higher property insurance, and higher contract services expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2021, increased by $2.0 million, or 6.4%, to $34.0 million, compared to $32.0 million for the three months ended March 31, 2020. The increase was primarily due to the costs related to our corporate responsibility efforts, as well as the continued growth in the depth and breadth of our operations in multiple markets. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended March 31, 2021 and 2020, were 9.8% and 10.2%, respectively.

Interest expense

Interest expense for the three months ended March 31, 2021 and 2020, consisted of the following (dollars in thousands):

	Three Months Ended March 31,
Component	2021	2020	Change
Gross interest	$76,353	$70,419	$5,934
Capitalized interest	(39,886)	(24,680)	(15,206)
Interest expense	$36,467	$45,739	$(9,272)

Average debt balance outstanding(1)	$8,683,228	$7,241,621	$1,441,607
Weighted-average annual interest rate(2)	3.5%	3.9%	(0.4)%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$1.0 billion unsecured senior notes payable due 2033	1.97%	August 2020	$4,723
$700 million unsecured senior notes payable due 2030	5.05%	March 2020	8,108
$900 million unsecured senior notes payable due 2032 – green bond	2.12%	February 2021	2,177
$850 million unsecured senior notes payable due 2051	3.08%	February 2021	3,055
Other increase in interest			636
Total increases			18,699
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable	Various	December 2020	(988)
$500 million unsecured senior notes payable due 2023	4.04%	September 2020	(4,915)
$650 million unsecured senior notes payable due 2024 – green bond	4.03%	March 2021	(3,348)
Fluctuations in interest rate and average balance:
Unsecured senior line of credit			(1,213)
$1.5 billion commercial paper program			(2,301)
Total decreases			(12,765)
Change in gross interest			5,934
Increase in capitalized interest			(15,206)
Total change in interest expense			$(9,272)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2021, increased by $5.4 million, or 3.1%, to $180.9 million, compared to $175.5 million for the three months ended March 31, 2020. The increase was primarily due to additional depreciation from 457,965 RSF of development and redevelopment projects placed into service subsequent to January 1, 2020, and 66 operating properties aggregating 7.5 million RSF acquired subsequent to January 1, 2020.

Impairment of real estate

During the three months ended December 31, 2020, we recognized impairment charges aggregating $25.2 million upon classification as held for sale of the three of our real estate properties located in our San Francisco Bay Area and Seattle markets. During the three months ended March 31, 2021, we recognized additional impairment charges aggregating $5.1 million to further lower the carrying amounts of these properties to their respective estimated fair values based on the respective sales price negotiated for each property during February–March 2021, less costs to sell. We expect to complete these sales during the three months ending June 30, 2021.

During the three months ended March 31, 2020, we recognized impairment charges of $2.0 million in connection with the write-off of real estate deal costs primarily related to four potential acquisitions of real estate properties that we ultimately decided not to acquire.

Loss on early extinguishment of debt

During the three months ended March 31, 2021, we recognized a loss on early extinguishment of debt of $67.3 million, including the write-off of unamortized loan fees, primarily related to the refinancing of our 4.00% unsecured senior notes payable aggregating $650.0 million due in 2024 pursuant to a partial cash tender offer completed on February 10, 2021, and a subsequent call for redemption for the remaining outstanding amounts completed on March 12, 2021.

Equity in earnings of unconsolidated real estate joint ventures

During the three months ended March 31, 2021, we recognized equity in earnings of unconsolidated real estate joint ventures aggregating $3.5 million.

During the three months ended March 31, 2020, we recognized equity in losses from our unconsolidated real estate joint ventures aggregating $3.1 million, which included a $7.6 million impairment charge discussed below partially offset by the earnings from our unconsolidated real estate joint ventures of $4.5 million.

In March 2020, the impact of COVID-19 pandemic and the resulting State of Maryland’s “shelter in place” order led to the closure of a retail center owned by one of our unconsolidated joint ventures. We evaluated the recoverability of our investment in this joint venture and during the three months ended March 31, 2020 we recognized a $7.6 million impairment charge to lower the carrying amount of our investment balance, which primarily consisted of real estate, to its estimated fair value less costs to sell.

Investment income

During the three months ended March 31, 2021, we recognized investment income aggregating $1.0 million, which consisted of $47.3 million of realized gains and $46.3 million of unrealized losses. Realized gains included a $22.9 million realized gain related to the acquisition of one of our privately held non-real estate investments in a biopharmaceutical company by a pharmaceutical company, as well as gains realized from distributions received from our investments in limited partnerships during the three months ended March 31, 2021. Unrealized losses of $46.3 million primarily consisted of decreases in fair values of our investments in publicly traded companies during the three months ended March 31, 2021.

During the three months ended March 31, 2020, we recognized investment losses aggregating $21.8 million, which consisted of $17.1 million of unrealized losses and $4.7 million of realized losses.

For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report. For our impairments accounting policy, refer to the “Investments” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report.

Gain on sales of real estate

During the three months ended March 31, 2021, we recognized $2.8 million of gains related to the completion of two real estate dispositions. These gains were classified in gain on sales of real estate within our consolidated statements of operations for the three months ended March 31, 2021.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, as adjusted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2021, as set forth, in the tables below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable GAAP measure, to funds from operations per share and funds from operations per share, as adjusted, non-GAAP measures, and other key assumptions included in our updated guidance for the year ending December 31, 2021. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-looking statements” within this Item 2.

Projected 2021 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 4/26/21	As of 2/1/21
Earnings per share(1)	$1.58 to $1.68	$2.14 to $2.34
Depreciation and amortization of real estate assets	5.50	5.50
Gain on sales of real estate(2)	(0.02)	—
Impairment of real estate – rental properties(2)	0.04	—
Allocation of unvested restricted stock awards	(0.03)	(0.04)
Funds from operations per share(2)	$7.07 to $7.17	$7.60 to $7.80
Unrealized losses on non-real estate investments	0.34	—
Realized gains on non-real estate investments(2)	(0.17)	—
Loss on early extinguishment of debt(2)	0.49	—
Allocation to unvested restricted stock awards	(0.01)	—
Other	(0.04)	—
Funds from operations per share, as adjusted(2)	$7.68 to $7.78	$7.60 to $7.80
Midpoint	$7.73	$7.70

(1)Excludes unrealized gains or losses after March 31, 2021, that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Refer to the definition of “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

Key Assumptions(1) (Dollars in millions)	As of 4/26/21		As of 2/1/21
	Low	High	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2021(2)	95.3%	95.9%	95.6%	96.2%
Lease renewals and re-leasing of space:
Rental rate increases	30.0%	33.0%	29.0%	32.0%
Rental rate increases (cash basis)	17.0%	20.0%	16.0%	19.0%
Same property performance:
Net operating income increase	1.5%	3.5%	1.0%	3.0%
Net operating income increase (cash basis)	4.3%	6.3%	4.0%	6.0%
Straight-line rent revenue	$114	$124	$114	$124
General and administrative expenses	$146	$151	$146	$151
Capitalization of interest	$172	$182	$167	$177
Interest expense	$128	$138	$133	$143

(1)Our assumptions presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2020, as well as in “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q.
(2)Updated guidance for occupancy percentage in North America as of December 31, 2021, reflects vacancy at the recently acquired property at the Alexandria Center® for Life Science – Fenway, representing lease-up opportunities that will contribute to growth in cash flows. Refer to “Summary of occupancy percentages in North America” within this Item 2 Information for additional details.

Key Credit Metrics	As of 4/26/21	As of 2/1/21
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2021, annualized	Less than or equal to 5.2x	Less than or equal to 5.2x
Fixed-charge coverage ratio – fourth quarter of 2021, annualized	Greater than or equal to 4.8x	Greater than or equal to 4.5x

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share	Operating RSF at 100%
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%	388,270
225 Binney Street/Greater Boston/Cambridge/Inner Suburbs	70.0%	305,212
57 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%	— (2)
409 and 499 Illinois Street/San Francisco Bay Area/Mission Bay	40.0%	455,069
1500 Owens Street/San Francisco Bay Area/Mission Bay	49.9%	158,267
Alexandria Technology Center® – Gateway/San Francisco Bay Area/South San Francisco(3)	54.1%	1,089,852
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%	155,685
Alexandria Center® for Life Science – Millbrae Station/San Francisco Bay Area/South San Francisco	64.5%	—
Alexandria Point/San Diego/University Town Center(4)	45.0%	1,337,916
5200 Illumina Way/San Diego/University Town Center	49.0%	792,687
9625 Towne Centre Drive/San Diego/University Town Center	49.9%	163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(5)	50.0%	677,597
The Eastlake Life Science Campus by Alexandria/Seattle/Lake Union(6)	70.0%	321,218

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(7)	Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%	586,208
Menlo Gateway/San Francisco Bay Area/Greater Stanford	49.0%	772,983

(1)In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in six other real estate joint ventures in North America.
(2)We expect to commence vertical construction of 275,000 RSF during 2021.
(3)Excludes 600, 630, 650, 901, and 951 Gateway Boulevard in our South San Francisco submarket. Noncontrolling interest share is anticipated to be 49% as we make further contributions into the joint venture over time.
(4)Excludes 9880 Campus Point Drive in our University Town Center submarket.
(5)Excludes 5505 Morehouse Drive and 10121 and 10151 Barnes Canyon Road in our Sorrento Mesa submarket.
(6)Excludes 1165, 1551, and 1616 Eastlake Avenue East, 188 East Blaine Street, and 1600 Fairview Avenue East in our Lake Union submarket.
(7)In addition to the unconsolidated real estate joint ventures listed, we hold an interest in two other insignificant unconsolidated real estate joint ventures in North America.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of March 31, 2021 (dollars in thousands):

		Maturity Date	Stated Rate	Interest Rate(1)	Debt Balance at 100%(2)
Unconsolidated Joint Venture	Our Share
1655 and 1725 Third Street	10.0%	3/10/25	4.50%	4.57%	$598,338
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%	155,965
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%	138,905
					$893,208
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2021.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures for the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31, 2021
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Total revenues	$44,762	$10,512
Rental operations	(12,015)	(1,546)
	32,747	8,966
General and administrative	(109)	(30)
Interest	—	(2,323)
Depreciation and amortization	(15,443)	(3,076)
Fixed returns allocated to redeemable noncontrolling interests(1)	217	—
	$17,412	$3,537

Straight-line rent and below-market lease revenue	$855	$998
Funds from operations(2)	$32,855	$6,613

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

	As of March 31, 2021
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$1,605,686	$466,268
Cash, cash equivalents, and restricted cash	53,386	9,390
Other assets	215,438	58,946
Secured notes payable	—	(202,710)
Other liabilities	(82,954)	(5,966)
Redeemable noncontrolling interests	(11,454)	—
	$1,780,102	$325,928

During the three months ended March 31, 2021 and 2020, our consolidated real estate joint ventures distributed an aggregate of $25.9 million and $16.7 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

(In thousands)	Three Months Ended March 31, 2021		Year Ended December 31, 2020
Realized gains	$47,265	(1)	$47,288	(2)
Unrealized (losses) gains	(46,251)		374,033
Investment income	$1,014		$421,321

Investments (In thousands)	Cost		Unrealized Gains		Carrying Amount
Fair value:
Publicly traded companies	$234,146		$322,871	(3)	$557,017
Entities that report NAV	348,207		327,831		676,038

Entities that do not report NAV:
Entities with observable price changes	51,816		78,723		130,539
Entities without observable price changes	278,217		—		278,217
March 31, 2021	$912,386	(4)	$729,425		$1,641,811

December 31, 2020	$835,438		$775,676		$1,611,114

(1)Includes $22.9 million of realized gain related to the acquisition of one of our privately held non-real estate investments in a biopharmaceutical company by a pharmaceutical company.
(2)Includes impairments of $24.5 million related to investments in privately held entities that do not report NAV.
(3)Includes gross unrealized gains and losses of $346.3 million and $23.4 million, respectively, as of March 31, 2021.
(4)Represents 3.2% of total gross assets as of March 31, 2021.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$4.3B		(in millions)

$2,200
$3,000
$3,000
$384
$100
<$200
SIGNIFICANT AVAILABILITY
MINIMAL OUTSTANDING
12/31/19
12/31/20
12/31/21 Goal
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$3,000
Outstanding forward equity sales agreements(1)	233
Cash, cash equivalents, and restricted cash	534
Investments in publicly traded companies	557
Liquidity as of March 31, 2021	$4,324

Net Debt and Preferred Stock to Adjusted EBITDA(2)		Fixed-Charge Coverage Ratio(2)

(1)Represents expected net proceeds from the future settlement of the remaining 1.5 million shares outstanding under our forward equity sales agreements as of March 31, 2021.
(2)Quarter annualized. Refer to the definitions of “Fixed-charge coverage ratio” and “Net debt and preferred stock to Adjusted EBITDA” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details.

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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of March 31, 2021 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit	L+0.815%	$3,000,000	$—	$3,000,000
Outstanding forward equity sales agreements				232,600
Cash, cash equivalents, and restricted cash				534,403
Investments in publicly traded companies				557,017
Total liquidity as of March 31, 2021				$4,324,020

Cash, cash equivalents, and restricted cash

As of March 31, 2021, and December 31, 2020, we had $534.4 million and $597.7 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash from operating activities, proceeds from real estate asset sales and partial interest sales, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by operating activities	$212,053	$191,267	$20,786
Net cash used in investing activities	$(2,437,880)	$(833,592)	$(1,604,288)
Net cash provided by financing activities	$2,162,254	$889,675	$1,272,579

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the three months ended March 31, 2021, increased to $212.1 million, compared to $191.3 million for the three months ended March 31, 2020. This increase was primarily attributable to (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2020, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2020.

Investing activities

Cash used in investing activities for the three months ended March 31, 2021 and 2020, consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020
Sources of cash from investing activities:
Sales of non-real estate investments	$57,569	$30,910	$26,659
Proceeds from sales of real estate	25,695	—	25,695
Return of capital from unconsolidated real estate joint ventures	—	20,224	(20,224)
Change in escrow deposits	—	4,834	(4,834)
	83,264	55,968	27,296
Uses of cash for investing activities:
Purchases of real estate	1,871,043	482,409	1,388,634
Additions to real estate	465,411	373,499	91,912
Acquisition of interest in unconsolidated real estate joint ventures	9,048	—	9,048
Investments in unconsolidated real estate joint ventures	—	2,592	(2,592)
Change in escrow deposits	98,303	—	98,303
Additions to non-real estate investments	77,339	31,060	46,279
	2,521,144	889,560	1,631,584

Net cash used in investing activities	$2,437,880	$833,592	$1,604,288

The increase in net cash used in investing activities for the three months ended March 31, 2021, was primarily due to an increased use of cash for property acquisitions and additions to real estate, partially offset by increased proceeds from sales of non-real estate investments and sales of real estate. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Financing activities

Cash flows provided by financing activities for the three months ended March 31, 2021 and 2020, consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Repayments of borrowings from secured notes payable	$(15,423)	$(1,479)	$(13,944)
Proceeds from issuance of unsecured senior notes payable	1,743,716	699,531	1,044,185
Repayments of unsecured senior notes payable	(650,000)	—	(650,000)
Premium paid for early extinguishment of debt	(66,829)	—	(66,829)
Borrowings from unsecured senior line of credit	2,101,000	783,000	1,318,000
Repayments of borrowings from unsecured senior line of credit	(2,101,000)	(946,000)	(1,155,000)
Proceeds from issuance under commercial paper program	6,810,000	2,158,900	4,651,100
Repayments of borrowings from commercial paper program	(6,910,000)	(2,158,900)	(4,751,100)
Payments of loan fees	(16,599)	(7,954)	(8,645)
Changes related to debt	894,865	527,098	367,767

Contributions from and sales of noncontrolling interests	48,279	2,756	45,523
Distributions to and purchases of noncontrolling interests	(25,879)	(16,986)	(8,893)
Proceeds from the issuance of common stock	1,397,649	504,338	893,311
Dividend payments	(150,982)	(126,278)	(24,704)
Taxes paid related to net settlement of equity awards	(1,678)	(1,253)	(425)
Net cash provided by financing activities	$2,162,254	$889,675	$1,272,579

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2021, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	As of 4/26/21
	Range		Midpoint	Certain Completed Items		As of 2/1/21 Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$210	$250	$230			$230
Incremental debt	930	1,040	985	see below		735
2020 debt capital proceeds held in cash at the beginning of 2021	150	250	200			200
Real estate dispositions and partial interest sales	1,250	1,500	1,375	$324		1,375
Common equity	2,000	2,400	2,200	$1,634	(1)	1,900
Total sources of capital	$4,540	$5,440	$4,990			$4,440

Uses of capital:
Construction (refer to the “Investments in real estate” section within Item 2 for additional information)	$1,590	$1,890	$1,740			$1,740
Acquisitions (refer to the “ Acquisitions” section within Item 2 for additional information)	2,800	3,300	3,050	$2,201		2,700
2021 debt capital proceeds held in cash	150	250	200			—
Total uses of capital	$4,540	$5,440	$4,990			$4,440

Incremental debt (included above):
Issuance of unsecured senior notes payable	$1,750	$1,750	$1,750	$1,750	(2)	$900
Principal repayments of unsecured senior notes payable	(650)	(650)	(650)	$(650)	(2)	—
Unsecured senior line of credit, commercial paper, and other	(170)	(60)	(115)			(165)
Incremental debt	$930	$1,040	$985			$735

(1)Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional details on our January 2021 forward equity offering and shares issued under our ATM program. As of March 31, 2021, we issued 8.8 million shares of common stock and received net proceeds of $1.4 billion in 2021. We expect to issue 1.5 million shares to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $232.6 million in 2021.
(2)Refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report for additional details on the issuance of our $1.75 billion unsecured senior notes payable and the refinancing of our $650.0 million unsecured senior notes payable.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2020; and “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $210.0 million to $250.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2021. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. We also exclude significant contract termination fees that represent an ancillary source of cash that is not associated with any ongoing activity at any of our operating properties. For the year ending December 31, 2021, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed and along with contributions from Same Properties and recently acquired properties, to contribute significant increases in income from rentals, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $26 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash flows” subsection of the “Liquidity” section within this Item 2 for a discussion of cash flows provided by operating activities for the three months ended March 31, 2021.

Debt

We expect to fund a portion of our capital needs for the remainder of 2021 from the settlement of our outstanding forward equity sales agreements, sales of our common stock under our ATM program, issuances under our commercial paper program discussed below, borrowings under our unsecured senior line of credit, and real estate dispositions and partial interest sales.

As of March 31, 2021, we have no outstanding balance on our unsecured senior line of credit. Our unsecured senior line of credit bears an interest rate of LIBOR plus 0.825% with a 0% LIBOR floor and is subject to certain annual sustainability measures entitling us to a temporary reduction in the interest rate margin of one basis point, but not below zero percent per year. During the three months ended March 31, 2021, we achieved certain sustainability measures, as described in our unsecured senior line of credit agreement, which reduced our borrowing rate to LIBOR plus 0.815% for a one-year period. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding.

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

We established a commercial paper program that provides us with the ability to issue up to $1.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance on our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at LIBOR plus 0.815%. The commercial paper notes sold during the three months ended March 31, 2021, were issued at a weighted-average yield to maturity of 0.22%. As of March 31, 2021, we had no outstanding notes under our commercial paper program.

In February 2021, we opportunistically issued $1.75 billion of unsecured senior notes payable with a weighted-average interest rate of 2.49% and a weighted-average maturity of 20.4 years. The unsecured senior notes consisted of $900.0 million of 2.00% unsecured senior notes due 2032 (“2.00% Unsecured Senior Notes”) and $850.0 million of 3.00% unsecured senior notes due 2051. The proceeds from our 2.00% Unsecured Senior Notes are expected to be allocated to eligible green projects and were initially used to refinance $650.0 million of our 4.00% unsecured senior notes payable due in 2024, pursuant to a partial cash tender offer completed on February 10, 2021, and a subsequent call for redemption for the remaining outstanding amounts that settled on March 12, 2021.

Proactive management of transition away from LIBOR

LIBOR has been used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including variable-rate debt and interest rate swap contracts. However, based on an announcement made by the Financial Conduct Authority (“FCA”) on March 5, 2021, all LIBOR settings will effectively cease after June 30, 2023, and it is expected that LIBOR will no longer be used after this date. To address the impending discontinuation of LIBOR, in the U.S. the Alternative Reference Rates Committee (“ARRC”) was established to help ensure the successful transition from LIBOR. In June 2017, the ARRC selected SOFR, a new index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for U.S. dollar LIBOR. We have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•We have proactively eliminated outstanding LIBOR-based borrowings under our unsecured senior bank term loans and secured construction loans through repayments. From January 2017 through March 2021, we retired approximately $1.5 billion of all such debt.
•During 2020, we increased the aggregate amount of our commercial paper program to $1.5 billion from $750.0 million. This program provides us with ability to issue commercial paper notes bearing interest at short-term fixed rates, with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subject to LIBOR and is used for funding short-term working capital needs. As of March 31, 2021, we had no outstanding notes under our commercial paper program.
•We continue to prudently manage outstanding borrowings under our unsecured senior line of credit, our only LIBOR-based debt. As of March 31, 2021, we had no borrowings outstanding under our unsecured senior line of credit.
•As a result of the announcements made on March 5, 2021, our unsecured senior line of credit will automatically convert to SOFR after June 30, 2023, unless we complete an earlier amendment to transition to SOFR.
•Our unsecured senior line of credit contains fallback language generally consistent with the ARRC’s Amendment Approach, which provides a streamlined amendment approach for negotiating a benchmark replacement and introduces clarity with respect to the fallback trigger events and an adjustment to be applied to the successor rate.
•We continue to monitor developments by the FCA, ARRC and other governing bodies involved in LIBOR transition.

Refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this quarterly report on Form 10-Q and “Item 1A. Risk factors” of our annual report on Form 10-K for the year ended December 31, 2020, for additional information about our management of risks related to the transition away from LIBOR.

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

As a REIT, we are generally subject to a 100% tax on the net income from real estate asset sales that the IRS characterizes as “prohibited transactions.” We do not expect our sales will be categorized as prohibited transactions. However, unless we meet certain “safe harbor” requirements, whether a real estate asset sale is a prohibited transaction will be based on the facts and circumstances of the sale. Our real estate asset sales may not always meet such “safe harbor” requirements. Refer to “Item 1A. Risk factors” of our annual report on Form 10-K for the year ended December 31, 2020, for additional information about the “prohibited transaction” tax.

Common equity transactions

During the three months ended March 31, 2021, our common equity transaction included the following:

•In January 2021, we entered into forward equity sales agreements to sell an aggregate of 6.9 million shares of our common stock (including the exercise of underwriters’ option) aggregating $1.1 billion at a public offering price of $164.00 per share, before underwriting discounts and commissions.
•During the three months ended March 31, 2021, we settled a portion of our forward equity sales agreements by issuing 5.4 million shares and received proceeds of $850.5 million.
•We expect to issue 1.5 million shares to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $232.6 million in 2021.
•In February 2021, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.0 billion of our common stock.
•During the three months ended March 31, 2021, we issued 3.1 million shares under our ATM program at a price of $163.26 per share (before underwriting discounts) and received net proceeds of $492.3 million.
•As of March 31, 2021, and as of the date of this report, the remaining aggregate amount available under our ATM program for future sales of common stock aggregated $500.0 million.
•In March 2021, we issued the remaining 362 thousand shares of common stock to settle our forward equity sales agreements that were outstanding as of December 31, 2020, and received net proceeds of $56.2 million.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in real estate joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the three months ended March 31, 2021, we received $48.3 million of contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 4.0 million RSF of Class A office/laboratory and tech office space undergoing construction, 7.3 million RSF of near-term and intermediate-term development and redevelopment projects, and 7.4 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A development and redevelopment properties: current projects” and “Summary of capital expenditures” subsections of the “Investments in real estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2021 and 2020, of $39.9 million and $24.7 million, respectively, was classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, pre-construction, and construction projects, which aggregated $16.8 million and $14.7 million for the three months ended March 31, 2021 and 2020, respectively. The increase in capitalized payroll and other indirect project costs for the three months ended March 31, 2021, compared to the same period in 2020 was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities aggregating 10 projects with 7.2 million RSF in 2021 over 2020. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $5.7 million for the three months ended March 31, 2021.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the three months ended March 31, 2021, we capitalized total initial direct leasing costs of $33.8 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section of Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report, and the “Acquisitions” subsection of the “Investments in real estate” section within this Item 2 for information on our acquisitions.

Dividends

During the three months ended March 31, 2021 and 2020, we paid common stock dividends of $151.0 million and $126.3 million, respectively. The increase of $24.7 million in dividends paid on our common stock during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2020, as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $1.09 per common share paid during the three months ended March 31, 2021, from $1.03 per common share paid during the three months ended March 31, 2020.

Contractual obligations and commitments

Contractual obligations as of March 31, 2021, consisted of the following (in thousands):

		Payments by Period
	Total	2021	2022–2023	2024–2025	Thereafter
Secured and unsecured debt(1)(2)	$8,597,266	$2,555	$7,364	$783,593	$7,803,754
Estimated interest payments on fixed-rate debt(3)	3,883,437	208,761	593,689	566,553	2,514,434
Ground lease obligations – operating leases	794,376	12,916	34,750	35,115	711,595
Operating office leases	27,019	1,581	5,253	5,583	14,602
Other obligations	35,765	312	836	844	33,773
Total	$13,337,863	$226,125	$641,892	$1,391,688	$11,078,158

(1)Amounts represent principal amounts due and exclude unamortized premiums (discounts) and deferred financing costs reflected in the consolidated balance sheets under Item 1 of this report.
(2)Payment dates reflect any extension options that we control.
(3)Amounts are based upon contractual interest rates, including interest payment dates and scheduled maturity dates.

Secured notes payable

Secured notes payable as of March 31, 2021, consisted of four notes secured by nine properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.53%. As of March 31, 2021, the total book value of our investments in real estate securing debt was approximately $881.9 million. Additionally, as of March 31, 2021, our entire secured notes payable balance of $229.4 million, including unamortized discounts and deferred financing costs, was fixed-rate debt.

Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of March 31, 2021, were as follows:

Covenant Ratios(1)	Requirement	March 31, 2021
Total Debt to Total Assets	Less than or equal to 60%	31%
Secured Debt to Total Assets	Less than or equal to 40%	1%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	9.8x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	298%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of March 31, 2021, were as follows:

Covenant Ratios(1)	Requirement	March 31, 2021
Leverage Ratio	Less than or equal to 60.0%	29.1%
Secured Debt Ratio	Less than or equal to 45.0%	0.8%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.01x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	7.36x
(1)All covenant ratio titles utilize terms as defined in each respective credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt were calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of March 31, 2021, 100% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report.

Ground lease obligations

Operating lease agreements

Ground lease obligations as of March 31, 2021, included leases for 37 of our properties, which accounted for approximately 10% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.9 million as of March 31, 2021, our ground lease obligations have remaining lease terms ranging from approximately 33 to 94 years, including available extension options that we are reasonably certain to exercise.

As of March 31, 2021, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $794.4 million and $27.0 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of March 31, 2021, the present value of the remaining contractual payments, aggregating $821.4 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $345.0 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of March 31, 2021, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 43 years, and the weighted-average discount rate was 4.88%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $371.1 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease accounting” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Commitments

As of March 31, 2021, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.5 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $11.1 million primarily related to construction projects.

We are committed to funding approximately $249.8 million for non-real estate investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.5 years as of March 31, 2021.

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

Foreign currency translation gains and losses

The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the three months ended March 31, 2021, due to the changes in the foreign exchange rates for our real estate investments in Canada and Asia. We reclassify unrealized foreign currency translation gains and losses into net income (loss) as we dispose of these holdings.

(In thousands)	Total
Balance as of December 31, 2020	$(6,625)

Other comprehensive income before reclassifications	826
Net other comprehensive income	826

Balance as of March 31, 2021	$(5,799)

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents on a combined basis for the Issuer and the Guarantor Subsidiary balance sheet financial information as of March 31, 2021, and December 31, 2020, and results of operations and comprehensive income for the three months ended March 31, 2021, and year ended December 31, 2020. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information as of March 31, 2021, and December 31, 2020, and for the three months ended March 31, 2021, and the year ended December 31, 2020, for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	March 31, 2021	December 31, 2020
Assets:
Cash, cash equivalents, and restricted cash	$343,869	$404,802
Other assets	103,143	100,689
Total assets	$447,012	$505,491

Liabilities:
Unsecured senior notes payable	$8,311,512	$7,232,370
Unsecured senior line of credit and commercial paper	—	99,991
Other liabilities	329,268	341,621
Total liabilities	$8,640,780	$7,673,982

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Total revenues	$5,968	$22,946
Total expenses	(137,322)	(355,370)
Net loss	(131,354)	(332,424)
Net income attributable to unvested restricted stock awards	(2,014)	(10,168)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(133,368)	$(342,592)

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2020, for a discussion of our critical accounting policies related to REIT compliance, investments in real estate, impairment of long-lived assets, equity investments, liability and right-of-use assets related to operating leases in which we are the lessee, monitoring of tenant credit quality, and allowance for credit losses.

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

The 2018 White Paper published by the Nareit Board of Governors (the “Nareit White Paper”) defines funds from operations as net income (computed in accordance with GAAP), excluding gains or losses on sales of real estate, and impairments of real estate, plus depreciation and amortization of operating real estate assets, and after adjustments for our share of consolidated and unconsolidated partnerships and real estate joint ventures. Impairments represent the write-down of assets when fair value over the recoverability period is less than the carrying value due to changes in general market conditions and do not necessarily reflect the operating performance of the properties during the corresponding period.

We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White Paper, excluding significant gains, losses, and impairments realized on non-real estate investments, unrealized gains or losses on non-real estate investments, gains or losses on early extinguishment of debt, significant termination fees, acceleration of stock compensation expense due to the resignation of an executive officer, deal costs, the income tax effect related to such items, and the amount of such items that is allocable to our unvested restricted stock awards. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31, 2021
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Net income	$17,412	$3,537
Depreciation and amortization	15,443	3,076
Funds from operations	$32,855	$6,613

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three months ended March 31, 2021 and 2020. Per share amounts may not add due to rounding.

	Three Months Ended March 31,
(In thousands)	2021		2020
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$6,107		$16,840
Depreciation and amortization of real estate assets	177,720		172,628
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(15,443)		(15,870)
Our share of depreciation and amortization from unconsolidated real estate JVs	3,076		2,643
Gain on sales of real estate	(2,779)	(1)	—
Impairment of real estate – rental properties	5,129	(2)	7,644
Allocation to unvested restricted stock awards	(201)		(847)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(3)	173,609		183,038
Unrealized losses on non-real estate investments	46,251		17,144
Realized gains on non-real estate investments	(22,919)	(4)	—
Impairment of real estate	—		2,003
Impairment of non-real estate investments	—		19,780
Loss on early extinguishment of debt	67,253	(5)	—
Allocation to unvested restricted stock awards	(1,208)		(591)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$262,986		$221,374

(1)Related to two real estate dispositions.
(2)Represents impairment charges recognized during the three months ended March 31, 2021, to further lower the carrying amounts of three of our office properties located in our San Francisco Bay Area and Seattle markets and classified as held for sale in December 2020 to their respective estimated fair values based on the sales price negotiated for each property less costs to sell. We expect to complete these sales during the three months ending June 30, 2021.
(3)Calculated in accordance with standards established by the Nareit Board of Governors.
(4)Represents the realized gain related to the acquisition of one of our privately held non-real estate investments in a biopharmaceutical company by a pharmaceutical company.
(5)Primarily related to the refinancing of our $650.0 million unsecured senior notes payable. Refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statement under Item 1 of this report for additional details.

	Three Months Ended March 31,
(Per share)	2021		2020
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$0.04		$0.14
Depreciation and amortization of real estate assets	1.20		1.31
Gain on sales of real estate	(0.02)	(1)	—
Impairment of real estate – rental properties	0.04	(1)	0.06
Allocation to unvested restricted stock awards	—		(0.01)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.26		1.50
Unrealized losses on non-real estate investments	0.34		0.14
Realized gains on non-real estate investments	(0.17)	(1)	—
Impairment of real estate	—		0.02
Impairment of non-real estate investments	—		0.16
Loss on early extinguishment of debt	0.49	(1)	—
Allocation to unvested restricted stock awards	(0.01)		—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.91		$1.82

Weighted-average shares of common stock outstanding(2) – diluted	137,688		121,785

(1)Refer to the footnotes on the prior page for additional information.
(2)Refer to the definition of “Weighted-average shares of common stock outstanding – diluted” within this section of this Item 2 for additional information.

Adjusted EBITDA and Adjusted EBITDA margin

We use Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, impairments of real estate, and significant termination fees. Adjusted EBITDA also excludes unrealized gains or losses and significant realized gains and impairments that result from our non-real estate investments. These non-real estate investment amounts are classified in our consolidated statements of operations outside of total revenues.

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

The following table reconciles net income (loss) and revenues, the most directly comparable financial measures calculated and presented in accordance with GAAP, to Adjusted EBITDA and revenues, as adjusted, respectively, for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$25,533	$30,678
Interest expense	36,467	45,739
Income taxes	1,426	1,341
Depreciation and amortization	180,913	175,496
Stock compensation expense	12,446	9,929
Loss on early extinguishment of debt	67,253	—
Gain on sales of real estate	(2,779)	—
Realized gains on non-real estate investments	(22,919)	—
Unrealized losses on non-real estate investments	46,251	17,144
Impairment of real estate	5,129	9,647
Impairment of non-real estate investments	—	19,780
Adjusted EBITDA	$349,720	$309,754

Revenues	$479,849	$439,919
Non-real estate investments – realized gains (losses)	47,265	(4,677)
Realized gains on non-real estate investments	(22,919)	—
Impairment of non-real estate investments	—	19,780
Revenues, as adjusted	$504,195	$455,022

Adjusted EBITDA margin	69%	68%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of March 31, 2021, approximately 94% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

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

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science, agtech, and technology campuses in AAA innovation clusters. These projects are generally focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Development projects generally consist of the ground-up development of generic and reusable facilities. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into office/laboratory, agtech, or tech office space. We generally will not commence new development projects for aboveground construction of new Class A office/laboratory, agtech, and tech office space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A properties.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA	$349,720	$309,754

Interest expense	$36,467	$45,739
Capitalized interest	39,886	24,680
Amortization of loan fees	(2,817)	(2,247)
Amortization of debt premiums	576	888
Cash interest and fixed charges	$74,112	$69,060

Fixed-charge coverage ratio:
– period annualized	4.7x	4.5x
– trailing 12 months	4.4x	4.2x

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended March 31, 2021, as reported by Bloomberg Professional Services. In addition, we monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decline below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate – value-creation square footage currently in rental properties

The square footage presented in the table below includes RSF of buildings in operation as of March 31, 2021, primarily representing lease expirations at recently acquired properties that also have inherent future development or redevelopment opportunities, for which we have the intent to demolish or redevelop the existing property upon expiration of the existing in-place leases and commencement of future construction:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2021	2022	Thereafter		Total
Near-term projects:
50 and 60 Sylvan Road/Route 128	Redev	202,428	—	—		202,428
651 Gateway Boulevard/South San Francisco	Redev	—	198,089	101,921	(1)	300,010
Other/Seattle	Redev	—	51,255	—		51,255
		202,428	249,344	101,921		553,693

Intermediate-term projects:
3825 Fabian Way/Greater Stanford	Redev	—	250,000	—		250,000
3450 and 3460 Hillview Avenue/Greater Stanford	Redev	—	42,340	34,611		76,951
1075 Commercial Street/Greater Stanford	Dev	9,738	—	—		9,738
10931 and 10933 North Torrey Pines Road/Torrey Pines	Dev	—	92,450	—		92,450
10260 Campus Point Drive/University Town Center	Dev	—	—	109,164		109,164
9393 Towne Centre Drive/University Town Center	Dev	42,222	—	—		42,222
4555 Executive Drive/University Town Center	Dev	41,475	—	—		41,475
		93,435	384,790	143,775		622,000
Future projects:
380 and 420 E Street/Seaport Innovation District	Dev	—	—	195,506		195,506
40 Sylvan Road/Route 128	Redev	—	—	312,845		312,845
3875 Fabian Way/Greater Stanford	Redev	—	—	228,000		228,000
960 Industrial Road/Greater Stanford	Dev	—	—	110,000		110,000
219 East 42nd Street/New York City	Dev	—	—	349,947		349,947
11255 and 11355 North Torrey Pines Road/Torrey Pines	Dev	—	139,135	—		139,135
4161 Campus Point Court/University Town Center	Dev	—	—	159,884		159,884
6450 Sequence Drive/Sorrento Mesa	Redev	—	—	202,915		202,915
4045 and 4075 Sorrento Valley Boulevard/Sorrento Valley	Dev	—	—	50,926		50,926
601 Dexter Avenue North/Lake Union	Dev	—	—	18,680		18,680
830 4th Avenue South/SoDo	Dev	—	—	42,380		42,380
		—	139,135	1,671,083		1,810,218
		295,863	773,269	1,916,779		2,985,911

(1)Represents vacant square footage as of March 31, 2021.

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

The components of balance sheet and operating results information related to our real estate joint ventures are limited as an analytical tool as the overall economic ownership interest does not represent our legal claim to each of our joint ventures’ assets, liabilities, or results of operations. In addition, joint venture financial information may include financial information related to the unconsolidated real estate joint ventures that we do not control. We believe that in order to facilitate for investors a clear understanding of our operating results and our total assets and liabilities, joint venture financial information should be examined in conjunction with our consolidated statements of operations and balance sheets. Joint venture financial information should not be considered an alternative to our consolidated financial statements, which are presented and prepared in accordance with GAAP.

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

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of March 31, 2021, and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
Secured notes payable	$229,406		$230,925
Unsecured senior notes payable	8,311,512		7,232,370
Unsecured senior line of credit and commercial paper	—		99,991
Unamortized deferred financing costs	68,293		56,312
Cash and cash equivalents	(492,184)		(568,532)
Restricted cash	(42,219)		(29,173)
Preferred stock	—		—
Net debt and preferred stock	$8,074,808		$7,021,893

Adjusted EBITDA:
– quarter annualized	$1,398,880		$1,331,608
– trailing 12 months	$1,314,153		$1,274,187

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.8	x	5.3	x
– trailing 12 months	6.1	x	5.5	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income and to net operating income (cash basis) for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$25,533	$30,678

Equity in (earnings) losses of unconsolidated real estate joint ventures	(3,537)	3,116
General and administrative expenses	33,996	31,963
Interest expense	36,467	45,739
Depreciation and amortization	180,913	175,496
Impairment of real estate	5,129	2,003
Loss on early extinguishment of debt	67,253	—
Gain on sales of real estate	(2,779)	—
Investment (income) loss	(1,014)	21,821
Net operating income	341,961	310,816
Straight-line rent revenue	(27,382)	(20,597)
Amortization of acquired below-market leases	(12,112)	(15,964)
Net operating income (cash basis)	$302,467	$274,255

Net operating income (cash basis) – annualized	$1,209,868	$1,097,020

Net operating income (from above)	$341,961	$310,816
Total revenues	$479,849	$439,919
Operating margin	71%	71%

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenue in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of results for the three months ended March 31, 2021, to the three months ended March 31, 2020” subsection of the “Results of operations” section within this Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Income from rentals	$478,695	$437,605
Rental revenues	(370,233)	(337,942)
Tenant recoveries	$108,462	$99,663

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Unencumbered net operating income	$330,160	$295,001
Encumbered net operating income	11,801	15,815
Total net operating income	$341,961	$310,816
Unencumbered net operating income as a percentage of total net operating income	97%	95%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. As of March 31, 2021, we had Forward Agreements outstanding to sell an aggregate of 1.5 million shares of common stock. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three months ended March 31, 2021 and 2020, are calculated as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted-average shares of common stock outstanding – basic	137,319	121,433
Outstanding forward equity sales agreements	369	352
Weighted-average shares of common stock outstanding – diluted	137,688	121,785

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of March 31, 2021, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming an interest rate floor of 0%, on our fixed- and variable-rate debt as of March 31, 2021 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$—
Rate decrease of 1%	$—

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(815,909)
Rate decrease of 1%	$944,837
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of March 31, 2021. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of March 31, 2021 (in thousands):

Equity price risk:
Fair value increase of 10%	$164,181
Fair value decrease of 10%	$(164,181)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of March 31, 2021 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$62
Rate decrease of 10%	$(62)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$9,723
Rate decrease of 10%	$(9,723)
This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the three months ended March 31, 2021, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2021, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2020. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

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
		Form 8-K	March 3, 2017
4.2*	Supplemental Indenture No. 14, dated February 18, 2021, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 18, 2021
4.3*	Form of 2.000% Senior Notes due 2032 (included in Exhibit 4.2 above)	Form 8-K	February 18, 2021
4.4*	Supplemental Indenture No. 15, dated February 18, 2021, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 18, 2021
4.5*	Form of 3.000% Senior Notes due 2051 (included in Exhibit 4.4 above)	Form 8-K	February 18, 2021
22.0	List of Guarantor Subsidiaries of Alexandria Real Estate Equities, Inc.	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
101.1	The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020 (unaudited), (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2021 and 2020 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)	N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2021.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Stephen A. Richardson
Stephen A. Richardson Co-Chief Executive Officer (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Co-Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga President and Chief Financial Officer (Principal Financial Officer)