Form 10-Q
period 2021-06-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2021-07-26
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 15, 2021, 152,362,999 shares of common stock, par value $0.01 per share, were outstanding.

i

GLOSSARY

The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ASU	Accounting Standards Update
ATM	At the Market
CIP	Construction in Progress
EPS	Earnings per Share
ESG	Environmental, Social & Governance
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
GAAP	U.S. Generally Accepted Accounting Principles
JV	Joint Venture
LEED®	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
Nareit	National Association of Real Estate Investment Trusts
NAV	Net Asset Value
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SF	Square Feet/Foot
SoDo	South of Downtown submarket of Seattle
SOFR	Secured Overnight Financing Rate
SoMa	South of Market submarket of the San Francisco Bay Area
U.S.	United States
VIE	Variable Interest Entity

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Investments in real estate	$21,692,385	$18,092,372
Investments in unconsolidated real estate joint ventures	323,622	332,349
Cash and cash equivalents	323,876	568,532
Restricted cash	33,697	29,173
Tenant receivables	6,710	7,333
Deferred rent	781,600	722,751
Deferred leasing costs	321,005	272,673
Investments	1,999,283	1,611,114
Other assets	1,536,672	1,191,581
Total assets	$27,018,850	$22,827,878

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$227,984	$230,925
Unsecured senior notes payable	8,313,025	7,232,370
Unsecured senior line of credit and commercial paper	299,990	99,991
Accounts payable, accrued expenses, and other liabilities	1,825,387	1,669,832
Dividends payable	170,647	150,982
Total liabilities	10,837,033	9,384,100

Commitments and contingencies

Redeemable noncontrolling interests	11,567	11,342

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,507	1,367
Additional paid-in capital	14,194,023	11,730,970
Accumulated other comprehensive loss	(4,508)	(6,625)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	14,191,022	11,725,712
Noncontrolling interests	1,979,228	1,706,724
Total equity	16,170,250	13,432,436
Total liabilities, noncontrolling interests, and equity	$27,018,850	$22,827,878

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Income from rentals	$508,371	$435,856	$987,066	$873,461
Other income	1,248	1,100	2,402	3,414
Total revenues	509,619	436,956	989,468	876,875

Expenses:
Rental operations	143,955	123,911	281,843	253,014
General and administrative	37,880	31,775	71,876	63,738
Interest	35,158	45,014	71,625	90,753
Depreciation and amortization	190,052	168,027	370,965	343,523
Impairment of real estate	4,926	13,218	10,055	15,221
Loss on early extinguishment of debt	—	—	67,253	—
Total expenses	411,971	381,945	873,617	766,249

Equity in earnings of unconsolidated real estate joint ventures	2,609	3,893	6,146	777
Investment income	304,263	184,657	305,277	162,836
Gain on sales of real estate	—	—	2,779	—
Net income	404,520	243,561	430,053	274,239
Net income attributable to noncontrolling interests	(19,436)	(13,907)	(36,848)	(25,820)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	385,084	229,654	393,205	248,419
Net income attributable to unvested restricted stock awards	(4,521)	(3,054)	(4,663)	(3,574)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$380,563	$226,600	$388,542	$244,845

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$2.61	$1.82	$2.74	$1.99
Diluted	$2.61	$1.82	$2.74	$1.99

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$404,520	$243,561	$430,053	$274,239
Other comprehensive income (loss)
Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	1,291	2,526	2,117	(3,331)
Unrealized gains (losses) on foreign currency translation, net	1,291	2,526	2,117	(3,331)

Total other comprehensive income (loss)	1,291	2,526	2,117	(3,331)
Comprehensive income	405,811	246,087	432,170	270,908
Less: comprehensive income attributable to noncontrolling interests	(19,436)	(13,907)	(36,848)	(25,820)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$386,375	$232,180	$395,322	$245,088

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of March 31, 2021	145,655,556	$1,457	$12,994,748	$—	$(5,799)	$1,780,102	$14,770,508	$11,454
Net income	—	—	—	385,084	—	19,216	404,300	220
Total other comprehensive income	—	—	—	—	1,291	—	1,291	—
Contributions from and sales of noncontrolling interests	—	—	103,868	—	—	207,642	311,510	94
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(27,732)	(27,732)	(201)
Issuance of common stock	4,928,000	50	868,765	—	—	—	868,815	—
Issuance pursuant to stock plan	190,856	2	24,308	—	—	—	24,310	—
Taxes related to net settlement of equity awards	(66,534)	(2)	(12,104)	—	—	—	(12,106)	—
Dividends declared on common stock ($1.12 per share)	—	—	—	(170,646)	—	—	(170,646)	—
Reclassification of earnings in excess of distributions	—	—	214,438	(214,438)	—	—	—	—
Balance as of June 30, 2021	150,707,878	$1,507	$14,194,023	$—	$(4,508)	$1,979,228	$16,170,250	$11,567

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of March 31, 2020	124,325,684	$1,243	$9,336,949	$—	$(15,606)	$1,579,666	$10,902,252	$12,013
Net income	—	—	—	229,654	—	13,690	243,344	217
Total other comprehensive income	—	—	—	—	2,526	—	2,526	—
Contributions from and sales of noncontrolling interests	—	—	155	—	—	53,353	53,508	93
Distributions to noncontrolling interests	—	—	—	—	—	(21,295)	(21,295)	(201)
Issuance pursuant to stock plan	289,361	3	19,351	—	—	—	19,354	—
Taxes related to net settlement of equity awards	(56,426)	—	(9,154)	—	—	—	(9,154)	—
Dividends declared on common stock ($1.06 per share)	—	—	—	(133,681)	—	—	(133,681)	—
Reclassification of earnings in excess of distributions	—	—	95,973	(95,973)	—	—	—	—
Balance as of June 30, 2020	124,558,619	$1,246	$9,443,274	$—	$(13,080)	$1,625,414	$11,056,854	$12,122

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2020	136,690,329	$1,367	$11,730,970	$—	$(6,625)	$1,706,724	$13,432,436	$11,342
Net income	—	—	—	393,205	—	36,411	429,616	437
Total other comprehensive income	—	—	—	—	2,117	—	2,117	—
Contributions from and sales of noncontrolling interests	—	—	103,915	—	—	289,505	393,420	188
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(53,412)	(53,412)	(400)
Issuance of common stock	13,762,703	138	2,266,326	—	—	—	2,266,464	—
Issuance pursuant to stock plan	370,928	4	51,243	—	—	—	51,247	—
Taxes related to net settlement of equity awards	(116,082)	(2)	(20,211)	—	—	—	(20,213)	—
Dividends declared on common stock ($2.21 per share)	—	—	—	(331,425)	—	—	(331,425)	—
Reclassification of earnings in excess of distributions	—	—	61,780	(61,780)	—	—	—	—
Balance as of June 30, 2021	150,707,878	$1,507	$14,194,023	$—	$(4,508)	$1,979,228	$16,170,250	$11,567

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2019	120,800,315	$1,208	$8,874,367	$—	$(9,749)	$1,288,352	$10,154,178	$12,300
Net income	—	—	—	248,419	—	25,385	273,804	435
Total other comprehensive loss	—	—	—	—	(3,331)	—	(3,331)	—
Contributions from noncontrolling interests	—	—	56,011	—	—	349,453	405,464	93
Redemption of noncontrolling interests	—	—	—	—	—	—	—	(300)
Distributions to noncontrolling interests	—	—	—	—	—	(37,776)	(37,776)	(406)
Issuance of common stock	3,392,622	34	504,304	—	—	—	504,338	—
Issuance pursuant to stock plan	471,289	5	42,337	—	—	—	42,342	—
Taxes related to net settlement of equity awards	(105,607)	(1)	(16,018)	—	—	—	(16,019)	—
Dividends declared on common stock ($2.09 per share)	—	—	—	(263,662)	—	—	(263,662)	—
Cumulative effect of adjustment upon adoption of lease ASUs on January 1, 2020	—	—	—	(2,484)	—	—	(2,484)	—
Reclassification of distributions in excess of earnings	—	—	(17,727)	17,727	—	—	—	—
Balance as of June 30, 2020	124,558,619	$1,246	$9,443,274	$—	$(13,080)	$1,625,414	$11,056,854	$12,122

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net income	$430,053	$274,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	370,965	343,523
Impairment of real estate	10,055	15,221
Gain on sales of real estate	(2,779)	—
Loss on early extinguishment of debt	67,253	—
Equity in earnings of unconsolidated real estate joint ventures	(6,146)	(777)
Distributions of earnings from unconsolidated real estate joint ventures	10,585	3,438
Amortization of loan fees	5,676	4,984
Amortization of debt premiums	(1,041)	(1,776)
Amortization of acquired above- and below-market leases	(25,379)	(29,751)
Deferred rent	(55,285)	(43,964)
Stock compensation expense	24,688	19,114
Investment income	(305,277)	(162,836)
Changes in operating assets and liabilities:
Tenant receivables	627	2,900
Deferred leasing costs	(54,714)	(22,621)
Other assets	(8,749)	(1,187)
Accounts payable, accrued expenses, and other liabilities	(8,718)	(6,850)
Net cash provided by operating activities	451,814	393,657

Investing Activities:
Proceeds from sale of real estate	25,695	—
Additions to real estate	(1,001,983)	(725,742)
Purchases of real estate	(2,947,469)	(699,901)
Change in escrow deposits	(131,974)	18,719
Acquisition of interest in unconsolidated real estate joint venture	(9,048)	—
Investments in unconsolidated real estate joint ventures	(720)	(2,861)
Return of capital from unconsolidated real estate joint ventures	—	20,225
Additions to non-real estate investments	(233,508)	(75,968)
Sales of non-real estate investments	162,550	68,468
Net cash used in investing activities	$(4,136,457)	$(1,397,060)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2021	2020
Financing Activities:
Repayments of borrowings from secured notes payable	$(16,250)	$(3,088)
Proceeds from issuance of unsecured senior notes payable	1,743,716	699,532
Repayments of unsecured senior notes payable	(650,000)	—
Premium paid for early extinguishment of debt	(66,829)	—
Borrowings from unsecured senior line of credit	2,101,000	1,470,000
Repayments of borrowings from unsecured senior line of credit	(2,101,000)	(1,414,000)
Proceeds from issuances under commercial paper program	12,290,000	8,179,900
Repayments of borrowings under commercial paper program	(12,090,000)	(8,179,900)
Payments of loan fees	(16,870)	(7,957)
Taxes paid related to net settlement of equity awards	(8,174)	(6,890)
Proceeds from issuance of common stock	2,266,464	504,338
Dividends on common stock	(311,760)	(256,259)
Contributions from and sales of noncontrolling interests	357,597	55,775
Distributions to and purchases of noncontrolling interests	(53,812)	(38,482)
Net cash provided by financing activities	3,444,082	1,002,969

Effect of foreign exchange rate changes on cash and cash equivalents	429	(715)

Net decrease in cash, cash equivalents, and restricted cash	(240,132)	(1,149)
Cash, cash equivalents, and restricted cash as of the beginning of period	597,705	242,689
Cash, cash equivalents, and restricted cash as of the end of period	$357,573	$241,540

Supplemental Disclosures and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$73,697	$90,717
Accrued construction for current-period additions to real estate	$302,985	$148,431
Right-of-use asset	$27,802	$32,700
Lease liability	$(27,802)	$(32,700)
Consolidation of real estate assets in connection with our acquisition of partner’s interest in unconsolidated real estate joint venture	$19,613	$—
Assumption of secured note payable in connection with acquisition of partner’s interest in unconsolidated real estate joint venture	$(14,558)	$—
Contribution of assets from real estate joint venture partner	$33,000	$350,000
Issuance of noncontrolling interest to joint venture partner	$(33,000)	$(292,930)

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

We recognize gains or losses on real estate sales in accordance with the accounting standard on the derecognition of nonfinancial assets arising from contracts with noncustomers. Our ordinary output activities consist of the leasing of space to our tenants in our operating properties, not the sales of real estate. Therefore, sales of real estate (in which we are the seller) qualify as contracts with noncustomers. In our transactions with noncustomers, we apply certain recognition and measurement principles consistent with our method of recognizing revenue arising from contracts with customers. Derecognition of the asset is based on the transfer of control. If a real estate sales contract includes our ongoing involvement with the property, then we evaluate each promised good or service under the contract to determine whether it represents a separate performance obligation, constitutes a guarantee, or prevents the transfer of control. If a good or service is considered a separate performance obligation, an allocated portion of the transaction price is recognized as revenue as we transfer the related good or service to the buyer.

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

We use the held for sale impairment model for our properties classified as held for sale, which is different from the held and used impairment model. Under the held for sale impairment model, an impairment charge is recognized if the carrying amount of the long-lived asset classified as held for sale exceeds its fair value less cost to sell. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as held for sale.

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

Our equity investments (except those accounted for under the equity method and those that result in consolidation of the investee) are measured at adjusted cost or fair value as follows:

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
•Investments in privately held entities that do not report NAV per share are accounted for using a measurement alternative, defined as “adjusted carrying value,” under which these investments are measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

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

We account for investments in privately held entities under the equity method whenever we are deemed to have significant influence over the investee’s operating and financial policies. To evaluate whether we exert significant influence over an entity, we consider the following criteria, among others: the extent of our ownership and voting rights, whether we have a board seat, and whether we participate in the policy-making process. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment and for distributions received. For more information about our investments accounted for under the equity method, refer to Note 7 – “Investments” to our consolidated financial statements.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

The table below provides details of our consolidated total revenues for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$502,718	$430,339	$976,516	$859,083
Direct financing and sales-type leases	836	616	1,461	1,228
Revenues subject to the lease accounting standard	503,554	430,955	977,977	860,311
Revenues subject to the revenue recognition accounting standard	4,817	4,901	9,089	13,150
Income from rentals	508,371	435,856	987,066	873,461
Other income	1,248	1,100	2,402	3,414
Total revenues	$509,619	$436,956	$989,468	$876,875

During the three and six months ended June 30, 2021, revenues that were subject to the lease accounting standard aggregated $503.6 million and $978.0 million, respectively, and represented 98.8% of our total revenues, respectively. During the three and six months ended June 30, 2021, our total revenues also included $6.1 million and $11.5 million, or 1.2%, respectively, subject to other accounting guidance. Our other income consisted primarily of construction management fees and interest income earned during the three and six months ended June 30, 2021. For a detailed discussion related to our revenue streams, refer to the “Lease accounting” and “Recognition of revenue arising from contracts with customers” sections within this Note 2 to our unaudited consolidated financial statements.

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

We classify our leases as either finance leases or operating leases if we are the lessee, or sales-type, direct financing, or operating leases if we are the lessor. We use the following criteria to determine if a lease is a finance lease (as a lessee) or sales-type or direct financing lease (as a lessor):

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

If we meet any of the above criteria, we account for the lease as a finance, a sales-type, or a direct financing lease. If we do not meet any of the criteria, we account for the lease as an operating lease.

A lease is accounted for as a sales-type lease if it is considered to transfer control of the underlying asset to the lessee. A lease is accounted for as a direct-financing lease if risks and rewards are conveyed without the transfer of control, which is normally indicated by the existence of a residual value guarantee from an unrelated third party other than the lessee.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

This classification will determine the method of recognition of the lease:

•For an operating lease, we recognize income from rentals if we are the lessor, or rental operations expense if we are the lessee, over the term of the lease on a straight-line basis.
•For a sales-type or direct financing lease, we recognize the income from rentals, or for a finance lease, we recognize rental operations expense, over the term of the lease on an effective interest method.
•For a sales-type lease, if we determine the fair value of the leased property differs from its carrying amount, a gain or loss may be recognized at inception of the lease.

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

We assess collectibility from our tenants of future lease payments for each of our operating leases. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize an adjustment to lower our income from rentals. Furthermore, we may recognize a general allowance at a portfolio level (not the individual level) if we do not expect to collect future lease payments in full. As of June 30, 2021, we had a general allowance of $3.8 million for a pool of deferred rent balances, which at the portfolio level (not the individual level) is not expected to be collected in full through the lease term.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Direct financing and sales-type leases

Income from rentals related to our direct financing and sales-type leases is recognized over the lease term using the effective interest rate method. At lease commencement, we record an asset within other assets in our consolidated balance sheets, which represents our net investment in the lease. This initial net investment is determined by aggregating the present values of the total future lease payments attributable to the lease and the estimated residual value of the property, less any unearned income related to our direct financing lease. Over the lease term, the investment in the lease accretes in value, producing a constant periodic rate of return on the net investment in the lease. Income from these leases is classified in income from rentals in our consolidated statements of operations. Our net investment is reduced over time as lease payments are received.

We evaluate our net investment in the direct financing and sales-type leases for impairment under the current expected credit loss standard that we adopted on January 1, 2020. For more information, refer to the “Allowance for credit losses” section within this Note 2 to our unaudited consolidated financial statements.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and six months ended June 30, 2021, included $4.8 million and $9.1 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. During the three and six months ended June 30, 2020, revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations were $4.9 million and $13.2 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, discussed in the “Lessor accounting” subsection of the “Lease accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

Additionally, when we acquire a financial asset that qualifies as either a direct financing lease or a sales type lease, we consider whether the purchased financial asset is subject to credit deterioration that would require establishing a credit allowance as part of the purchase price allocation.

At each reporting date, we reassess our credit loss allowances on the aggregate net investment of our direct financing and sales-type leases, and recognize a credit loss adjustment if necessary, for our current estimate of expected credit losses, which is classified within rental operations in our consolidated statements of operations. For further details, refer to Note 5 – “Leases” to our unaudited consolidated financial statements.

Upon adoption of the accounting standard, we had one lease subject to this standard classified as a direct financing lease. In this direct financing lease, the payment obligation of the lessee is collateralized by real estate property. Historically, we have had no collection issues related to this direct financing lease; therefore, we assessed the probability of default on this lease based on the lessee’s financial condition, credit rating, business prospects, remaining lease term, and expected value of the underlying collateral upon its repossession. Based on the aforementioned considerations, we estimated a credit loss adjustment related to this direct financing lease aggregating $2.2 million, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in the direct financing lease balance in our consolidated balance sheets on January 1, 2020.

In addition to our direct financing and sales-type leases, the accounting standard on credit losses applies to our receivables that result from revenue transactions within the scope of the revenue recognition accounting standard discussed in the “Recognition of revenue arising from contracts with customers” section earlier within this Note 2. Upon adoption of the standard on January 1, 2020, our receivables resulting from revenue transactions within the scope of revenue recognition accounting standard aggregated $16.1 million. Among other factors, we considered the short-term nature of these receivables, our positive assessment of the financial condition and business prospects of the payors, and minimal historical collectibility issues. Based on the aforementioned considerations, we estimated the credit loss related to our trade receivables to approximate $259 thousand, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the trade receivables balance in our consolidated balance sheets on January 1, 2020.

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
Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of June 30, 2021, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Joint venture distributions

We use the “nature of the distribution” approach to determine the classification within our consolidated statement of cash flows of cash distributions received from equity method investments, including our unconsolidated joint ventures. Under this approach, distributions are classified based on the nature of the underlying activity that generated the cash distributions. If we lack the information necessary to apply this approach in the future, we will be required to apply the “cumulative earnings” approach as an accounting change on a retrospective basis. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities.

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

3.    INVESTMENTS IN REAL ESTATE

Our consolidated investments in real estate, including real estate assets held for sale as described in Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements, consisted of the following as of June 30, 2021, and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Rental properties:
Land (related to rental properties)	$3,532,924	$2,550,571
Buildings and building improvements	15,262,973	13,364,561
Other improvements	1,779,818	1,508,776
Rental properties	20,575,715	17,423,908
Development and redevelopment of new Class A properties:
Development and redevelopment projects	3,661,867	3,075,453
Future development projects	879,729	738,994
Gross investments in real estate	25,117,311	21,238,355
Less: accumulated depreciation	(3,457,337)	(3,178,024)
Net investments in real estate – North America	21,659,974	18,060,331
Net investments in real estate – Asia	32,411	32,041
Investments in real estate	$21,692,385	$18,092,372

3.    INVESTMENTS IN REAL ESTATE (continued)
Acquisitions

Our real estate asset acquisitions during the six months ended June 30, 2021, consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Active Development/Redevelopment	Operating With Future Development/Redevelopment	Operating	Purchase Price
Greater Boston	3	305,000	640,116	311,066	692,088	$1,541,326
Other	22	69,426	209,295	120,000	741,191	332,424
Three months ended March 31, 2021	25	374,426	849,411	431,066	1,433,279	1,873,750

Greater Boston	2	1,125,000	—	260,867	240,000	235,000
San Francisco Bay Area	7	—	—	187,043	—	217,000
San Diego	5	887,000	—	487,023	—	298,476
Maryland	5	258,000	94,256	—	595,381	80,382
Other	5	1,863,280	37,267	205,983	49,839	247,597
Three months ended June 30, 2021	24	4,133,280	131,523	1,140,916	885,220	1,078,455

Six months ended June 30, 2021	49	4,507,706	980,934	1,571,982	2,318,499	$2,952,205	(1)
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

During the six months ended June 30, 2021, we acquired 49 properties for an aggregate purchase price of $3.0 billion. In connection with our acquisitions, we recorded in-place leases aggregating $196.5 million and below-market leases in which we are the lessor aggregating $83.5 million. As of June 30, 2021, the weighted-average amortization period remaining on our in-place and below-market leases acquired during the six months ended June 30, 2021, was 8.4 years and 9.2 years, respectively, and 8.7 years in total.

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

Real estate assets acquired in July 2021

In July 2021, we completed acquisitions for an aggregate purchase price of $387.9 million, comprising 496,070 RSF of operating properties with future development and redevelopment opportunities and 335,825 RSF of operating properties strategically located across multiple markets.

3.    INVESTMENTS IN REAL ESTATE (continued)
Sales of real estate assets and impairment charges

Sales of real estate

During the six months ended June 30, 2021, we recognized $2.8 million of gains related to the completion of two real estate dispositions. These gains were classified in gain on sales of real estate within our consolidated statements of operations for the six months ended June 30, 2021.

For the discussion of our sale of a partial interest in 213 East Grand Avenue in our South San Francisco submarket during the six months ended June 30, 2021, and sale of a partial interest in 400 Dexter Avenue North in our Lake Union submarket in July 2021, refer to the “Formation of consolidated real estate joint ventures and sales of partial interests” section within Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements.

Impairment charges

We currently have five properties held for sale, including one within our San Francisco Bay Area market and two within our Seattle market. During the three months ended December 31, 2020, we recognized impairment charges aggregating $25.2 million upon classification as held for sale of these three office properties to lower the carrying amounts of these properties to their estimated fair values less costs to sell.

During the six months ended June 30, 2021, we recognized impairment charges aggregating $10.1 million, primarily related to additional impairment charges for the aforementioned three properties, based on the sales price negotiated for each property in 2021. The sales of these properties have not yet been completed as of June 30, 2021.

Refer to “Impairment of long-lived assets” within Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES

From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of June 30, 2021, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated joint ventures(2):
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
225 Binney Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
57 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
409 and 499 Illinois Street	San Francisco Bay Area	Mission Bay	60.0%
1500 Owens Street	San Francisco Bay Area	Mission Bay	50.1%
Alexandria Technology Center® – Gateway(3)	San Francisco Bay Area	South San Francisco	46.8%
213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae Station	San Francisco Bay Area	South San Francisco	37.0%
Alexandria Point(4)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	50.1%
SD Tech by Alexandria(5)	San Diego	Sorrento Mesa	50.0%
The Eastlake Life Science Campus by Alexandria(6)	Seattle	Lake Union	30.0%

Unconsolidated joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
Menlo Gateway	San Francisco Bay Area	Greater Stanford	49.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(7)
(1)Refer to the table on the next page that shows the categorization of our joint ventures under the consolidation framework.
(2)In addition to the real estate joint ventures listed, various partners hold insignificant noncontrolling interests in five other consolidated joint ventures in North America and we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.
(3)Includes 601, 611, 651, 681, 685, and 701 Gateway Boulevard in our South San Francisco submarket.
(4)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4161, 4224, and 4242 Campus Point Court in our University Town Center submarket.
(5)Includes 9605, 9645, 9675, 9685, 9725, 9735, 9808, 9855, and 9868 Scranton Road 10055 and 10065 Barnes Canyon Road in our Sorrento Mesa submarket.
(6)Includes 1201 and 1208 Eastlake Avenue East and 199 East Blaine Street in our Lake Union submarket.
(7)Represents our ownership interest; our voting interest is limited to 50%.

Our consolidation policy is described under the “Consolidation” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements. Consolidation accounting is highly technical, but its framework is primarily based on the controlling financial interests and benefits of the joint ventures.

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
57 Coolidge Avenue
409 and 499 Illinois Street
1500 Owens Street
Alexandria Technology Center® – Gateway
213 East Grand Avenue			(ii) Benefits that can be significant to the joint venture.
500 Forbes Boulevard
Alexandria Center® for Life Science – Millbrae Station
Alexandria Point
5200 Illumina Way			Therefore, we are the primary beneficiary of each VIE
9625 Towne Centre Drive
SD Tech by Alexandria
The Eastlake Life Science Campus by Alexandria
Menlo Gateway			We do not control the joint venture and are therefore not the primary beneficiary	Equity method of accounting
1401/1413 Research Boulevard
1655 and 1725 Third Street	Voting model	Does not exceed 50%	Our voting interest is 50% or less

(1)In addition to the real estate joint ventures listed, various partners hold insignificant noncontrolling interests in five other consolidated joint ventures in North America and we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.

Formation of consolidated real estate joint ventures and sales of partial interests

213 East Grand Avenue

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

400 Dexter Avenue North

In July 2021, we sold a 70% interest in our 400 Dexter Avenue North property located in our Lake Union submarket for a sales price of $254.8 million, or $1,255 per RSF. We retained control over the newly formed real estate joint venture and therefore continued to consolidate this property. Accordingly, we accounted for the $95.5 million difference between the consideration received and the book value of the 70% interest sold as an equity transaction, with no gain or loss recognized in earnings.

Refer to the “Consolidation” section in Note 2 – “Summary of significant accounting policies” to these unaudited consolidated financial statements for additional information.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of June 30, 2021, and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Investments in real estate	$3,932,144	$3,196,215
Cash and cash equivalents	115,281	95,565
Other assets	416,401	341,524
Total assets	$4,463,826	$3,633,304

Secured notes payable	$—	$—
Other liabilities	227,315	183,237
Total liabilities	227,315	183,237
Redeemable noncontrolling interests	1,955	1,731
Alexandria Real Estate Equities, Inc.’s share of equity	2,255,576	1,742,039
Noncontrolling interests’ share of equity	1,978,980	1,706,297
Total liabilities and equity	$4,463,826	$3,633,304

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

Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets as of June 30, 2021, and December 31, 2020, consisted of the following (in thousands):

Property	June 30, 2021	December 31, 2020
Menlo Gateway	$297,830	$300,622
1655 and 1725 Third Street	14,143	14,939
Other	11,649	16,788
	$323,622	$332,349

704 Quince Orchard Road

During the six months ended June 30, 2021, we acquired our partner’s ownership interest in our unconsolidated real estate joint venture that holds our property located at 704 Quince Orchard Road. For additional information, refer to the “Purchase of partner’s interest in an unconsolidated real estate joint venture in March 2021” section in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements.

1401/1413 Research Boulevard

In January 2015, we formed a joint venture with a local retail developer and operator by contributing a land parcel located in our Rockville submarket of Maryland. The joint venture developed a retail shopping center aggregating approximately 90,000 RSF, which was primarily funded by a construction loan that is non-recourse to us. Since its formation, we accounted for this investment under the equity method of accounting as we do not have a controlling interest.

In March 2020, as a result of the impact of the COVID-19 pandemic, we evaluated the recoverability of our investment and recognized a $7.6 million impairment charge to lower the carrying amount of our investment balance to zero and eliminated this investment from our consolidated balance sheet. We continued to hold our economic interest in this joint venture. However, as the investment balance was carried at zero dollars, we discontinued applying the equity method recognition of losses in excess of our capital commitments to the joint venture.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
The equity method continues to remain suspended until a point where either (i) the joint venture accumulates operating profits in excess of losses accumulated or (ii) additional financial support is contributed by us to the joint venture.

In June 2021, as a result of improving economic conditions for this retail center, we contributed capital aggregating $578 thousand to the joint venture to become current with required capital contributions and maintain our 65.0% equity interest in this joint venture. This contribution increased our investment in the joint venture, but this was offset by the recognition of our share of operating losses of the joint venture that occurred while our equity method accounting was suspended. During the six months ended June 30, 2021, we recognized equity in losses of unconsolidated real estate joint ventures equal to the $578 thousand of additional financial support contributed to the joint venture, resulting in a carrying amount of our investment in the joint venture of zero dollars as of June 30, 2021.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of June 30, 2021 (dollars in thousands):

Unconsolidated Joint Venture	Our Share	Maturity Date	Stated Rate	Interest Rate(1)		Debt Balance at 100%(2)

1401/1413 Research Boulevard	65.0%	5/17/22	L+2.50%	3.50%	(3)	$26,921
1655 and 1725 Third Street	10.0%	3/10/25	4.50%	4.57%		598,444
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%		155,579
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%		138,245
						$919,189
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2021.
(3)This loan is subject to a fixed floor rate of 3.5%.

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

Leases in which we are the lessor

As of June 30, 2021, we had 381 properties aggregating 36.7 million operating RSF located in key locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, agtech, and technology entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of June 30, 2021, all leases in which we are the lessor were classified as operating leases with the exception of one direct financing lease and two sales-type leases. Our operating, direct financing, and sales-type leases are described below.

Operating leases

As of June 30, 2021, our 381 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 71.4 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of June 30, 2021, are outlined in the table below (in thousands):

Year	Amount
2021	$696,143
2022	1,446,685
2023	1,445,297
2024	1,343,032
2025	1,248,147
Thereafter	7,584,727
Total	$13,764,031

Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5.    LEASES (continued)
Direct financing and sales-type leases

As of June 30, 2021, we had one direct financing lease agreement, with a net investment balance of $38.2 million, for a parking structure with a remaining lease term of 71.4 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.

During the three months ended June 30, 2021, we acquired two sales-type ground lease agreements. As of June 30, 2021, these leases had a net investment balance of $31.9 million and a weighted-average remaining lease term of 88.4 years. Upon recognition of the two sales-type ground leases during the three months ended June 30, 2021, the present value of future lease payments approximated our carrying value of the leased assets; therefore, no profit or loss was recognized in connection with these leases.

The components of our aggregate net investment in our direct financing and sales-type leases as of June 30, 2021, and December 31, 2020, are summarized in the table below (in thousands):

	June 30, 2021	December 31, 2020
Gross investment in direct financing and sales-type leases	$404,872	$258,751
Add: estimated unguaranteed residual value of the underlying assets	31,839	—
Less: unearned income on direct financing lease	(216,820)	(218,072)
Less: effect of discounting on sales-type leases	(146,939)	—
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing and sales-type leases	$70,113	$37,840

As of June 30, 2021, our estimated credit loss related to our direct financing lease was $2.8 million. No adjustment to the estimated credit loss balance was required during the three months ended June 30, 2021.

We determined our two sales-type leases were not financial assets purchased with credit deterioration, and as such did not recognize an initial credit loss reserve, based on our experience with leases that included similar collateral and tenant credit worthiness. At June 30, 2021, we re-assessed the collectability of these leases, and determined that no credit loss adjustment was necessary. For further details, refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

Future lease payments to be received under the terms of our direct financing and sales-type leases as of June 30, 2021, are outlined in the table below, in aggregate (in thousands):

Year	Total
2021	$1,484
2022	3,066
2023	3,120
2024	3,176
2025	3,371
Thereafter	390,655
Total	$404,872

5.    LEASES (continued)
Income from rentals

Our total income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$502,718	$430,339	$976,516	$859,083
Direct financing and sales-type leases	836	616	1,461	1,228
Revenues subject to the lease accounting standard	503,554	430,955	977,977	860,311
Revenues subject to the revenue recognition accounting standard	4,817	4,901	9,089	13,150
Income from rentals	$508,371	$435,856	$987,066	$873,461

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

As of June 30, 2021, the present value of the remaining contractual payments aggregating $877.8 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $371.9 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $397.0 million. As of June 30, 2021, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 44 years, and the weighted-average discount rate was 4.8%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of June 30, 2021, included leases for 38 of our properties, which accounted for approximately 10% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.9 million as of June 30, 2021, our ground lease obligations have remaining lease terms ranging from approximately 32 years to 93 years, including extension options which we are reasonably certain to exercise.

5.    LEASES (continued)

The reconciliation of future lease payments, under noncancelable operating ground and office leases in which we are the lessee, to the operating lease liability reflected in our unaudited consolidated balance sheet as of June 30, 2021, is presented in the table below (in thousands):

Year	Total
2021	$10,474
2022	21,115
2023	21,288
2024	21,533
2025	21,564
Thereafter	781,783
Total future payments under our operating leases in which we are the lessee	877,757
Effect of discounting	(505,852)
Operating lease liability	$371,905

Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 14 years, exclusive of extension options. For the three and six months ended June 30, 2021 and 2020, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross operating lease costs	$6,975	$5,816	$13,525	$11,437
Capitalized lease costs	(762)	(880)	(1,446)	(1,720)
Expenses for operating leases in which we are the lessee	$6,213	$4,936	$12,079	$9,717

For the six months ended June 30, 2021 and 2020, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee were $11.7 million and $10.5 million, respectively.

6.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash consisted of the following as of June 30, 2021, and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$323,876	$568,532
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	16,935	17,256
Funds held in escrow related to construction projects and investing activities	10,830	4,580
Other	5,932	7,337
	33,697	29,173
Total	$357,573	$597,705

7.    INVESTMENTS

We hold equity investments in publicly traded companies and privately held entities. These investments are predominantly held at adjusted carrying value or fair value, unless we have significant influence over the entity’s operating and financial policies. Investments in which we have significant influence over are accounted for using the equity method. Refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

Investments held at adjusted carrying value or fair value

Investments in publicly traded companies

Our investments in publicly traded companies are classified as investments with readily determinable fair values and are presented at fair value in our consolidated balance sheets, with changes in fair value classified in investment income in our consolidated statements of operations.

Investments in privately held companies

Our investments in privately held entities consist of (i) investments in entities that report NAV and (ii) investments in privately held entities that do not report NAV. These investments are accounted for as follows:

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
(ii)a significant adverse change in the regulatory, economic, or technological environment of the investee;
(iii)a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates; and/or
(iv)significant concerns about the investee’s ability to continue as a going concern.

If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.

Refer to “Investments” within Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information on the criteria used to determine whether an investment is accounted for under the equity method.

Investment income/loss recognition and classification

We classify unrealized and realized gains and losses on our investments within investment income in our consolidated statements of operations. Unrealized gains and losses represent:

(i)changes in fair value for investments in publicly traded companies;
(ii)changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV; and/or
(iii)observable price changes of our investments in privately held entities that do not report NAV.

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

Investments accounted for under the equity method

We account for investments in privately held entities under the equity method whenever we are deemed to have significant influence over the investee’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee subsequent to the date of our investment and for distributions received. As of June 30, 2021, we had four investments in privately held entities, aggregating $48.0 million, accounted for under the equity method. Our ownership interest in each of our investments accounted for under the equity method of accounting was less then 20%.

Our equity in earnings related to equity method investments are recognized as earned each period and are included within investment income in our consolidated income statements. Upon receipt of distributions from our equity method investments, we use the “nature of the distribution” approach to determine the classification as realized gains or losses and the classification in our statement of cash flows. Refer to the “Joint venture distributions” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

The following tables summarize our investments as of June 30, 2021, and December 31, 2020 (in thousands):

	June 30, 2021
	Cost	Unrealized Gains (Losses)	Carrying Amount
Publicly traded companies	$226,831	$401,095	$627,926
Entities that report NAV	362,020	466,065	828,085
Entities that do not report NAV:
Entities with observable price changes	57,237	94,341	151,578
Entities without observable price changes	343,646	—	343,646
Total investments held at adjusted carrying value or fair value	$989,734	$961,501	1,951,235
Investments accounted for under the equity method			48,048
Total investments			$1,999,283

	December 31, 2020
	Cost	Unrealized Gains (Losses)	Carrying Amount
Publicly traded companies	$208,754	$351,076	$559,830
Entities that report NAV	334,341	327,741	662,082
Entities that do not report NAV:
Entities with observable price changes	47,545	96,859	144,404
Entities without observable price changes	244,798	—	244,798
Total investments	$835,438	$775,676	$1,611,114

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of June 30, 2021, aggregated to a gain of $56.2 million, which consisted of upward adjustments of $95.2 million, downward adjustments of $0.9 million, and impairments of $38.1 million.

7.    INVESTMENTS (continued)
Our investment income for the three and six months ended June 30, 2021 and 2020, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized gains	$60,232	$13,005	$107,497	$8,328
Unrealized gains	244,031	171,652	197,780	154,508
Investment income	$304,263	$184,657	$305,277	$162,836

During the six months ended June 30, 2021, gains and losses on investments in privately held entities that do not report NAV still held at June 30, 2021, aggregated to a loss of $8.1 million, which consisted of upward adjustments of $28.3 million and downward adjustments primarily related to observable prices changes aggregating $36.4 million.

During the six months ended June 30, 2020, gains and losses on investments in privately held entities that do not report NAV still held at June 30, 2020, aggregated to a loss of $18.3 million, which consisted of downward adjustments and impairments of $25.8 million and upward adjustments of $7.5 million.

Unrealized gains and losses related to investments still held at June 30, 2021 and 2020, aggregated to gains of $242.5 million and gains of $163.1 million during the six months ended June 30, 2021 and 2020, respectively.

Refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

Commitments on investments in privately held entities that report NAV

We are committed to funding approximately $339.3 million for all investments in privately held entities related to our investments in limited partnerships. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 9.0 years as of June 30, 2021. These investments are not redeemable by us, but we may receive distributions from these investments throughout their term. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.1 years as of June 30, 2021.

8.     OTHER ASSETS

The following table summarizes the components of other assets (in thousands):

	June 30, 2021	December 31, 2020
Acquired in-place leases	$595,454	$462,324
Deferred compensation plan	37,284	31,057
Deferred financing costs – unsecured senior line of credit	21,705	24,124
Deposits	146,043	13,861
Furniture, fixtures, and equipment	29,872	31,130
Net investment in direct financing and sales-type leases	70,113	37,840
Notes receivable	7,190	3,424
Operating lease right-of-use asset	396,996	335,920
Other assets	54,928	30,620
Prepaid expenses	24,560	67,667
Property, plant, and equipment	152,527	153,614
Total	$1,536,672	$1,191,581

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of June 30, 2021, and December 31, 2020. In addition, there were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the six months ended June 30, 2021.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of June 30, 2021	$627,926	$627,926	$—	$—
As of December 31, 2020	$559,830	$559,830	$—	$—

Our investments in publicly traded companies represent investments with readily determinable fair values, and are carried at fair value, with changes in fair value classified in net income. We also hold investments in privately held entities, which consist of (i) investments that report NAV, and (ii) investments that do not report NAV, as further described below.

Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of June 30, 2021, and December 31, 2020, the carrying values of investments in privately held entities that report NAV aggregated $828.1 million and $662.1 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

9.    FAIR VALUE MEASUREMENTS (continued)
Assets and liabilities measured at fair value on a nonrecurring basis

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2021 (in thousands). These investments were measured at various times during the period from January 1, 2018, to June 30, 2021.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Investments in privately held entities that do not report NAV
As of June 30, 2021	$159,828	$—	$151,578	(1)	$8,250	(2)
As of December 31, 2020	$157,871	$—	$144,404		$13,467

(1)This balance represents the total carrying amount of our equity investments in privately held entities with observable price changes, included in our total investments balance of $2.0 billion in our consolidated balance sheets as of June 30, 2021. For more information, refer to Note 7 – “Investments” to our unaudited consolidated financial statements.
(2)This amount is included in the $343.6 million balance of investments in privately held entities without observable price changes disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements and represents the carrying amount of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described within the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

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

In addition, our real estate assets classified as held for sale are measured at fair value less cost to sell, with changes recognized in net income. We evaluated these assets utilizing available comparable market information or an agreed-upon contractual sales price to assess relative fair value. Therefore, the determination of fair values of our assets classified as held for sale does not involve significant estimates and assumptions or complex judgments.

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

9.    FAIR VALUE MEASUREMENTS (continued)
As of June 30, 2021, and December 31, 2020, the book and estimated fair values of our secured notes payable, unsecured senior notes payable, and amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	June 30, 2021
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$227,984	$—	$242,685	$—	$242,685
Unsecured senior notes payable	$8,313,025	$—	$9,105,118	$—	$9,105,118
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$299,990	$—	$299,995	$—	$299,995

	December 31, 2020
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$230,925	$—	$249,782	$—	$249,782
Unsecured senior notes payable	$7,232,370	$—	$8,447,845	$—	$8,447,845
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$99,991	$—	$99,998	$—	$99,998

10.    SECURED AND UNSECURED SENIOR DEBT

The following table summarizes our outstanding indebtedness and respective principal payments as of June 30, 2021 (dollars in thousands):

	Stated Rate		Interest Rate(1)		Maturity Date(2)	Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2021	2022	2023	2024	2025	Thereafter	Principal		Total
Secured notes payable
Greater Boston	4.82%		3.40%		2/6/24	$1,705	$3,564	$3,742	$183,527	$—	$—	$192,538	$7,059	$199,597
San Francisco Bay Area	4.14%		4.42		7/1/26	—	—	—	—	—	28,200	28,200	(517)	27,683
San Francisco Bay Area	6.50%		6.50		7/1/36	26	28	30	32	34	554	704	—	704
Secured debt weighted-average interest rate/subtotal	4.74%		3.54			1,731	3,592	3,772	183,559	34	28,754	221,442	6,542	227,984

Commercial paper program(3)	0.23%	(3)	0.23	(3)	(3)	—	—	—	—	—	300,000	300,000	(10)	299,990
Unsecured senior line of credit	L+0.815%	(4)	N/A		1/6/26	—	—	—	—	—	—	—	—	—
Unsecured senior notes payable	3.45%		3.62		4/30/25	—	—	—	—	600,000	—	600,000	(3,369)	596,631
Unsecured senior notes payable	4.30%		4.50		1/15/26	—	—	—	—	—	300,000	300,000	(2,225)	297,775
Unsecured senior notes payable – green bond	3.80%		3.96		4/15/26	—	—	—	—	—	350,000	350,000	(2,358)	347,642
Unsecured senior notes payable	3.95%		4.13		1/15/27	—	—	—	—	—	350,000	350,000	(2,815)	347,185
Unsecured senior notes payable	3.95%		4.07		1/15/28	—	—	—	—	—	425,000	425,000	(2,777)	422,223
Unsecured senior notes payable	4.50%		4.60		7/30/29	—	—	—	—	—	300,000	300,000	(1,799)	298,201
Unsecured senior notes payable	2.75%		2.87		12/15/29	—	—	—	—	—	400,000	400,000	(3,486)	396,514
Unsecured senior notes payable	4.70%		4.81		7/1/30	—	—	—	—	—	450,000	450,000	(3,351)	446,649
Unsecured senior notes payable	4.90%		5.05		12/15/30	—	—	—	—	—	700,000	700,000	(7,455)	692,545
Unsecured senior notes payable	3.375%		3.48		8/15/31	—	—	—	—	—	750,000	750,000	(6,581)	743,419
Unsecured senior notes payable – green bond	2.00%		2.12		5/18/32	—	—	—	—	—	900,000	900,000	(10,165)	889,835
Unsecured senior notes payable	1.875%		1.97		2/1/33	—	—	—	—	—	1,000,000	1,000,000	(10,131)	989,869
Unsecured senior notes payable	4.85%		4.93		4/15/49	—	—	—	—	—	300,000	300,000	(3,274)	296,726
Unsecured senior notes payable	4.00%		3.91		2/1/50	—	—	—	—	—	700,000	700,000	10,364	710,364
Unsecured senior notes payable	3.00%		3.08		5/18/51	—	—	—	—	—	850,000	850,000	(12,553)	837,447
Unsecured debt weighted-average interest rate/subtotal			3.42			—	—	—	—	600,000	8,075,000	8,675,000	(61,985)	8,613,015
Weighted-average interest rate/total			3.43%			$1,731	$3,592	$3,772	$183,559	$600,034	$8,103,754	$8,896,442	$(55,443)	$8,840,999

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Refer to footnote 2 on the next page.
(4)During the year ended December 31, 2020, we achieved certain sustainability measures, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by one basis point for one year ending December 31, 2021.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our commercial paper program as of June 30, 2021 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate(1)
Secured notes payable	$227,984	$—	$227,984	2.6%	3.54%	2.9
Unsecured senior notes payable	8,313,025	—	8,313,025	94.0	3.54	13.1
Unsecured senior line of credit	—	—	—	—	N/A	4.5
Commercial paper program	—	299,990	299,990	3.4	0.23	(2)
Total/weighted average	$8,541,009	$299,990	$8,840,999	100.0%	3.43%	12.5	(2)
Percentage of total debt	97%	3%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)The commercial paper notes bear interest at short-term fixed rates and can generally be issued with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Borrowings under the program are used to fund short-term capital needs and are backed by our unsecured senior line of credit. The commercial paper outstanding as of June 30, 2021, matured on July 7, 2021. In the event we are unable to issue commercial paper notes or refinance outstanding borrowings under terms equal to or more favorable than those under our unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at L+0.815%. As such, we calculate the weighted-average remaining term of our commercial paper by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper, the consolidated weighted-average maturity of our debt is 12.4 years as of June 30, 2021. The commercial paper notes sold during the three months ended June 30, 2021, were issued at a weighted-average yield to maturity of 0.20% and had a weighted-average maturity term of 8 days.

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

$1.5 billion commercial paper program

Our commercial paper program, which received credit ratings of A-2 from S&P Global Ratings and Prime-2 from Moody’s Investors Service, provides us with the ability to issue up to $1.5 billion of commercial paper with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. As of June 30, 2021, we had $300.0 million of notes outstanding under our commercial paper program.

Interest expense

The following table summarizes interest expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross interest	$78,650	$75,807	$155,003	$146,226
Capitalized interest	(43,492)	(30,793)	(83,378)	(55,473)
Interest expense	$35,158	$45,014	$71,625	$90,753

11.     ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of June 30, 2021, and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$305,575	$285,021
Accrued construction	358,982	333,271
Acquired below-market leases	345,392	288,075
Conditional asset retirement obligations	58,164	47,070
Deferred rent liabilities	11,895	4,495
Operating lease liability	371,905	345,750
Unearned rent and tenant security deposits	290,784	276,751
Other liabilities	82,690	89,399
Total	$1,825,387	$1,669,832

As of June 30, 2021, and December 31, 2020, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our financial statements.

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

The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$404,520	$243,561	$430,053	$274,239
Net income attributable to noncontrolling interests	(19,436)	(13,907)	(36,848)	(25,820)
Net income attributable to unvested restricted stock awards	(4,521)	(3,054)	(4,663)	(3,574)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$380,563	$226,600	$388,542	$244,845

Denominator for basic EPS – weighted-average shares of common stock outstanding	145,825	124,333	141,596	122,883
Dilutive effect of forward equity sales agreements	233	115	300	234
Denominator for diluted EPS – weighted-average shares of common stock outstanding	146,058	124,448	141,896	123,117
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$2.61	$1.82	$2.74	$1.99
Diluted	$2.61	$1.82	$2.74	$1.99

13.    STOCKHOLDERS’ EQUITY

Common equity transactions

During the six months ended June 30, 2021, our common equity transactions included the following:

•In January 2021, we entered into forward equity sales agreements to sell 6.9 million shares of our common stock (including the exercise of underwriters’ option) aggregating $1.1 billion at a public offering price of $164.00 per share, before underwriting discounts and commissions.
•During the three months ended March 31, 2021, we settled a portion of our forward equity sales agreements by issuing 5.4 million shares and received proceeds of $850.5 million.
•As of June 30, 2021, 1.5 million shares representing net proceeds of approximately $230.5 million remain outstanding under our forward equity sales agreements.
•In February 2021, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.0 billion of our common stock.
•During the three months ended March 31, 2021, we issued 3.1 million shares under our ATM program at a price of $163.26 per share (before underwriting discounts) and received net proceeds of $492.3 million.
•As of June 30, 2021, and as of the date of this report, the remaining aggregate amount available under our ATM program for future sales of common stock aggregated $500.0 million.
•In March 2021, we issued the remaining 362 thousand shares of common stock to settle our forward equity sales agreements that were outstanding as of December 31, 2020, and received net proceeds of $56.2 million.
•In June 2021, we entered into forward equity sales agreements to sell 8.1 million shares of our common stock (including the exercise of underwriters’ option) aggregating $1.5 billion at a public offering price of $184.00 per share, before underwriting discounts and commissions.
•During the three months ended June 30, 2021, we settled a portion of our forward equity sales agreements by issuing 4.9 million shares and received net proceeds of $870.3 million.
•As of June 30, 2021, 3.1 million shares representing net proceeds of approximately $547.8 million remain outstanding under our forward equity sales agreements.

Dividends

During the three months ended March 31, 2021, we declared cash dividends on our common stock aggregating $160.8 million, or $1.09 per share. In April 2021, we paid the cash dividends on our common stock declared for the three months ended March 31, 2021.

During the three months ended June 30, 2021, we declared cash dividends on our common stock aggregating $170.6 million, or $1.12 per share. In July 2021, we paid the cash dividends on our common stock declared for the three months ended June 30, 2021.

Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the six months ended June 30, 2021, which was entirely due to net unrealized gains on foreign currency translation related to our operations in Canada and China (in thousands):

Total
Balance as of December 31, 2020	$(6,625)

Other comprehensive income before reclassifications	2,117
Net other comprehensive income	2,117

Balance as of June 30, 2021	$(4,508)

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 150.7 million shares were issued and outstanding as of June 30, 2021. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of June 30, 2021. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of June 30, 2021.

14.    NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 42 properties as of June 30, 2021, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the six months ended June 30, 2021 and 2020, we distributed $53.8 million and $38.2 million, respectively, to our consolidated real estate joint venture partners.

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

15.    ASSETS CLASSIFIED AS HELD FOR SALE

As of June 30, 2021, five properties aggregating 559,993 RSF were classified as held for sale in our unaudited consolidated financial statements, none of which met the criteria for classification as discontinued operations. Accordingly, we ceased depreciation of these properties upon their classification as held for sale.

We evaluate on a quarterly basis any indicators of impairment for our properties, and upon determination that there is an impairment charge to be recognized, we reassess the fair value of the property at such time. Therefore, the net assets presented below as of June 30, 2021, and December 31, 2020, were based on estimated fair values determined during the quarter in which the asset became classified as held for sale or an incremental impairment charge was recognized. Refer to the “Sales of real estate assets and impairment charges” section within Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for information about impairment charges aggregating $10.1 million recognized during the six months ended June 30, 2021.

The following is a summary of net assets as of June 30, 2021, and December 31, 2020, for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	June 30, 2021	December 31, 2020
Total assets	$112,701	$117,879
Total liabilities	(32,947)	(33,081)
Total accumulated other comprehensive loss	(1,222)	(841)
Net assets classified as held for sale	$78,532	$83,957

16.    SUBSEQUENT EVENTS

Real estate assets acquired in July 2021

In July 2021, we completed acquisitions for an aggregate purchase price of $387.9 million. Refer to the “Acquisitions” section within Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information.

Sale of partial interest in July 2021

In July 2021, we sold a 70% interest in 400 Dexter Avenue North located in our Lake Union submarket for a sales price of $254.8 million, or $1,255 per RSF. Refer to the “Formation of consolidated real estate joint ventures and sales of partial interests” section within Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “forecast,” “guidance,” “projects,” “estimates,” “anticipates,” “goals,” “believes,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” or “targets,” “will,” or the negative of those words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

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

COVID-19 prevention, treatment, and other measures to combat the pandemic

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

The three vaccines issued EUAs were created by Pfizer Inc. (in partnership with BioNTech), Moderna, Inc. (in partnership with the National Institutes of Health (“NIH”)), and Johnson & Johnson, each a tenant of ours. The U.S. began a large-scale COVID-19 vaccination campaign in December 2020. As of July 23, 2021, according to the U.S. Centers for Disease Control and Prevention, approximately 162.4 million individuals in the U.S. have been fully vaccinated for COVID-19, and the U.S. will continue to roll out vaccines across the nation. The U.S. has sufficient vaccine supply to inoculate 100% of the population for which the vaccines are authorized and continues to facilitate access and encourage the remaining unvaccinated population to get vaccinated so the country may achieve herd immunity.

Access to vaccines outside the U.S. remains limited, and as a result, new strains of COVID-19 continue to emerge. The level of resistance these new strains may have to the existing vaccines remains unknown and is being closely tracked by governments in partnership with industry. The effectiveness and durability of current vaccines to emerging variants will help determine the need for boosters in the future.

Impact to the global and U.S. economy

As a result of the unprecedented measures taken in the U.S. and around the world, the disruption and impact to the U.S. and global economies and financial markets by the COVID-19 pandemic have been significant.

Based on the data provided by the U.S. Bureau of Labor Statistics on July 2, 2021, the unemployment rate in the U.S. is up by 2.4% since February 2020 to 5.9%. While still higher compared to pre-pandemic levels, there has been a slight decrease since December 2020. The July 2021 data reported an increase of approximately 850,000 jobs in June 2021, reflecting the gradual reopening of the economy as a result of vaccine distribution.

Since March 2020, the U.S. government has passed approximately $5.3 trillion in government funding to combat the pandemic and stimulate the economy. The various relief packages provided unemployment benefits, direct payments to all eligible Americans, small business loans, funding toward highly impacted industries and funding toward the U.S. health system to fund research, construction, and acquisition of equipment for vaccine and infectious disease research facilities, as well as the distribution of vaccines.

It is too early to determine the full, long-term economic impact of the COVID-19 pandemic and corresponding government stimulus measures. Potential ineffectiveness of relief measures could lead to the deterioration of economic conditions, significant inflation, long-term high unemployment rates, and/or a recession, which in turn could materially affect our (or our tenants’ or venture investment portfolio companies’) performance, financial condition, results of operations, and cash flows.

See “Item 1A. Risk factors” in our most recent annual report on Form 10-K for additional discussion of the risks posed by the COVID-19 pandemic and uncertainties we, our tenants, and the national and global economies may face as a result.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT and the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, agtech, and technology campuses in AAA innovation cluster locations, with a total market capitalization of $36.3 billion and an asset base in North America of 58.1 million SF as of June 30, 2021. The asset base in North America includes 36.7 million RSF of operating properties and 3.4 million RSF of Class A properties undergoing construction, 7.7 million RSF of near-term and intermediate-term development and redevelopment projects, and 10.3 million SF of future development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We have a longstanding and proven track record of developing Class A properties clustered in urban life science, agtech, and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, agtech, and technology companies through our venture capital platform. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of June 30, 2021:

•Investment-grade or publicly traded large cap tenants represented 53% of our total annual rental revenue;
•Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from approximately 3.0% to 3.5%) or indexed based on a consumer price index or other index;
•Approximately 94% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent; and
•Approximately 94% of our leases (on an RSF basis) provided for the recapture of capital expenditures (such as heating, ventilation, and air conditioning systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

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

Executive summary

Operating results

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$380.6	$226.6	$388.5	$244.8
Per share	$2.61	$1.82	$2.74	$1.99
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$282.3	$225.0	$545.2	$446.4
Per share	$1.93	$1.81	$3.84	$3.63

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items at the beginning of the “Results of operations” section within this Item 2 for additional information.

Six-time Nareit Investor CARE Gold Award winner

2021 recipient of the Nareit Investor CARE (Communications and Reporting Excellence) Gold Award in the Large Cap Equity REIT category as the best-in-class REIT delivering transparency, quality, and efficient communications and reporting to the investment community. This represents our fourth consecutive Nareit Investor CARE Gold Award, and our sixth Gold Award over the last seven years.

Historic leasing activity and rental rate growth; continued strong net operating income and internal growth

•During the three months ended June 30, 2021, historic demand for our high-quality office/laboratory space translated into 1.9 million RSF of leasing activity, representing the highest leasing activity in a single quarter and the second highest rental rate growth in Company history.
•Continued strong leasing activity and rental rate growth during the three and six months ended June 30, 2021, over expiring rates on renewed and re-leased space:

	June 30, 2021
	Three Months Ended	Six Months Ended
Total leasing activity – RSF	1,933,838	3,611,497
Leasing of development and redevelopment space – RSF	256,328	1,045,301
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	1,472,713	1,994,538
Rental rate increases	42.4%	40.7%
Rental rate increases (cash basis)	25.4%	23.3%

•Total revenues:
•$509.6 million, up 16.6%, for the three months ended June 30, 2021, compared to $437.0 million for the three months ended June 30, 2020.
•$989.5 million, up 12.8%, for the six months ended June 30, 2021, compared to $876.9 million for the six months ended June 30, 2020.
•Net operating income (cash basis) of $1.3 billion for the three months ended June 30, 2021, annualized, increased by $194.4 million, or 17.6%, compared to the three months ended June 30, 2020, annualized.
•95% of our leases contain contractual annual rent escalations approximating 3%.
•Same property net operating income growth:
•3.7% and 7.8% (cash basis) for the three months ended June 30, 2021, over the three months ended June 30, 2020.
•4.4% and 7.4% (cash basis) for the six months ended June 30, 2021, over the six months ended June 30, 2020.

A REIT industry-leading high-quality tenant roster with high-quality revenues and cash flows, strong margins, and operational excellence

Percentage of annual rental revenue in effect from investment-grade or publicly traded large cap tenants	53%

Occupancy of operating properties in North America	94.3%	(1)
Operating margin	72%
Adjusted EBITDA margin	69%
Weighted-average remaining lease term:
All tenants	7.5	years
Top 20 tenants	11.1	years

(1)Includes 1.4 million RSF, or 3.8%, of vacancy at recently acquired properties in our North America markets, representing lease-up opportunities that are expected to provide incremental annual rental revenues in excess of $55 million. Approximately 35% of the vacant 1.4 million RSF is currently under leased/negotiating, with occupancy expected primarily over the next two quarters. Excluding these acquired vacancies, occupancy of operating properties in North America was 98.1% as of June 30, 2021. Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information regarding vacancy at recently acquired properties.

Strong and flexible balance sheet with significant liquidity

•Investment-grade credit ratings ranked in the top 10% among all publicly traded U.S. REITs as of June 30, 2021.
•Net debt and preferred stock to Adjusted EBITDA of 5.8x and fixed-charge coverage ratio of 4.9x for the three months ended June 30, 2021, annualized.
•$4.5 billion of liquidity as of June 30, 2021.

Continued dividend strategy to share growth in cash flows with stockholders

Common stock dividend declared for the three months ended June 30, 2021, of $1.12 per common share, aggregating $4.36 per common share for the twelve months ended June 30, 2021, up 24 cents, or 6%, over the twelve months ended June 30, 2020. Our FFO payout ratio of 60% for the three months ended June 30, 2021, allows us to continue to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

Sustained strength in tenant collections

•Tenant collections remain consistently high, with 99.4% of July 2021 billings collected as of the date of this report.
•As of June 30, 2021, our tenant receivables balance was $6.7 million, representing our lowest balance since 2012.

Leasing activity of development and redevelopment projects

We continue to execute our unique and differentiated life science strategy at an accelerated pace and expand our collaborative campuses and asset base in each of our key life science cluster submarkets, and we remain strategically positioned to take maximum advantage of historic tenant demand. Demand for our value-creation development and redevelopment projects of high-quality office/laboratory space, as well as continued operational excellence at our world-class, sophisticated laboratory facilities and strong execution by our team, has translated into record leasing activity. The following table provides leasing activity of our development and redevelopment projects:

Leased RSF		In-Process RSF(1)
2020	Six months ended June 30, 2021	As of July 26, 2021
1.0 million	1.0 million	3.0 million
(1)    Represents in-process leasing activity on near-term value-creation development and redevelopment projects that are expected to commence vertical construction in 2021/2022. Includes 2.2 million RSF related to leases under negotiation/executed letters of intent and 0.8 million RSF related to letters of intent under negotiation.

Value-creation development and redevelopment projects are expected to generate significant growth in rental revenues and cash flows

Under Construction		Projects Expected to Commence Construction in 2021/2022		Incremental Projected Annual Rental Revenues

3.4 million RSF		3.6 million RSF		>$545 million
33 Properties	+	19 Properties	=
80% Leased/Negotiating		89% Leased/Negotiating

Delivery of fully leased value-creation projects

•During the three months ended June 30, 2021, we placed into service development and redevelopment projects aggregating 755,565 RSF that are 100% leased across five submarkets.
•Annual net operating income (cash basis) is expected to increase by $49 million upon the burn-off of initial free rent from recently delivered projects.

Alexandria at the vanguard of innovation for over 750 tenants and looking to accommodate current needs plus a path for future growth

•In June 2021, we entered into a definitive agreement to expand our Alexandria Center® at Kendall Square campus through our acquisition of a 100% interest in One Rogers Street and One Charles Park for a purchase price of $815.0 million. This acquisition provides a key expansion to our mega campus strategy in our Cambridge submarket, the premier life science real estate market in the world, and consists of the following:
•Upon closing of the acquisition, we expect to redevelop the two existing buildings, along with the services of The Davis Companies, into a Class A life science project aggregating 400,000 RSF of technical office/laboratory space. We will retain our wholly owned interest in the project upon completion of the redevelopments.
•These two buildings are 100% under lease negotiation with several cutting-edge life science companies.
•The redevelopment project is targeting initial occupancy in 2023.
•Parking garage with approximately 650 spaces.
•We expect to pursue additional entitlement opportunities for future development of additional office/laboratory space at this site.
•We expect to complete this acquisition in December 2021.
•During the three months ended June 30, 2021, we completed acquisitions in our key life science cluster submarkets aggregating 5.5 million SF (includes Sequence Drive described in the next bullet); 4.7 million RSF of value-creation opportunities; and 0.9 million RSF of operating space, for an aggregate purchase price of $1.1 billion.
•In June 2021, we acquired five operating buildings at 6260, 6290, 6310, 6340, and 6350 Sequence Drive aggregating 487,023 RSF, located in our Sorrento Mesa submarket, for a purchase price of $298.5 million, with opportunity to increase the campus by approximately 400,000 SF through ground-up development.
•The five operating buildings are currently 100% occupied with a weighted-average remaining lease term of 2.7 years. We expect to develop or redevelop these spaces upon expiration of the existing in-place leases.
•The aggregate 887,000 RSF from this acquisition provides a significant future development opportunity to expand our existing Sequence District by Alexandria campus into a flagship mega campus aggregating 1.9 million SF.

Key strategic transactions that generated capital for investment into our highly leased value-creation pipeline and acquisitions with development and redevelopment opportunities

•In April 2021, we sold a 70% partial interest in our 213 East Grand Avenue property located in our South San Francisco submarket for a sales price of $301.0 million, or $1,429 per RSF, representing capitalization rates of 4.5% and 4.0% (cash basis).
•In July 2021, we sold a 70% partial interest in our 400 Dexter Avenue North property located in our Lake Union submarket for a sales price of $254.8 million, or $1,255 per RSF, representing capitalization rates of 4.1% and 4.2% (cash basis).

Balance sheet management

Key metrics as of June 30, 2021

•$36.3 billion of total market capitalization.
•$27.4 billion of total equity capitalization.
•No debt maturing prior to 2024.
•12.5 years weighted-average remaining term of debt as of June 30, 2021.
•Investment-grade credit ratings ranked in the top 10% among all publicly traded U.S. REITs as of June 30, 2021.

	June 30, 2021		Goal for Fourth Quarter of 2021, Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.8x	6.2x	Less than or equal to 5.2x
Fixed-charge coverage ratio	4.9x	4.6x	Greater than or equal to 5.0x

Value-creation pipeline of new Class A development and redevelopment projects as a percentage of gross investments in real estate	June 30, 2021
Current and key near-term projects and key pending acquisition 84% leased/negotiating	10%
Income-producing/potential cash flows/covered land play(1)	6%
Land	2%

(1)Includes projects that have existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

Key capital events

•In June 2021, we entered into forward equity sales agreements aggregating $1.5 billion to sell 8.1 million shares of our common stock (including the exercise of underwriters’ option) at a public offering price of $184.00 per share, before underwriting discounts and commissions.
•During the three months ended June 30, 2021, we settled a portion of these forward equity sales agreements by issuing 4.9 million shares and received net proceeds of $870.3 million.
•We expect to issue 3.1 million shares in the second half of 2021 to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $547.8 million.
•We also expect to issue 1.5 million shares in the second half of 2021 to settle our remaining outstanding January 2021 forward equity sales agreements and receive net proceeds of approximately $230.5 million.
•During the three months ended June 30, 2021, there was no sale activity under our ATM common stock offering program. As of June 30, 2021 and as of the date of this report, the remaining aggregate amount available under our current program for future sales of common stock is $500.0 million.

Investments

•As of June 30, 2021, our investments aggregated $2.0 billion, including an adjusted cost basis of $1.0 billion, unrealized gains of $1.0 billion, and $48.0 million of investments accounted for under the equity method of accounting.
•Investment income of $304.3 million for the three months ended June 30, 2021, consisted of $60.2 million of realized gains and $244.0 million of unrealized gains.

Industry and ESG leadership: catalyzing and leading the way for positive change to benefit human health and society

Industry leadership
•We were ranked in the top 10 of the world’s largest and most impactful real estate firms on the Forbes 2021 Global 2000 list determined based on sales, profits, assets, and market value.
•In June 2021, we released our 2020 Environmental, Social & Governance Report, which showcases our longstanding ESG commitment and leadership. Key highlights in the report include the company’s critical efforts to tackle climate change by pioneering low-carbon and climate-resilient design solutions, mitigating climate-related risk in our asset base, and investing in and providing essential infrastructure for sustainable agrifoodtech companies; continuing strong progress toward our 2025 environmental impact goals, including further reducing carbon emissions; and catalyzing the health, wellness, safety, and productivity of our employees and tenants, local communities, and the world at large through the built environment and our social responsibility initiatives.

Operating summary

Same Property Net Operating Income Growth	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Agtech, and Technology Campuses
	Increasing cash flows
	Percentage of leases containing annual rent escalations	95%
	Stable cash flows
	Percentage of triple net leases	94%
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	94%

Rental Rate Growth: Renewed/Re-Leased Space	Margins(2)

	Operating	Adjusted EBITDA
	72%	69%

(1)Percentages calculated based on RSF as of June 30, 2021.
(2)Represents percentages for the three months ended June 30, 2021.

Long-Duration Cash Flows From High-Quality, Diverse, and Innovative Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	Long-Duration Lease Terms

53%	7.5 Years
of ARE’s	Weighted-Average
Annual Rental Revenue(1)	Remaining Term(2)

Tenant Mix

Public Biotechnology
26%
Life Science
Product, Service,
and Device
20%
Multinational
Pharmaceutical
18%
Private
Biotechnology
7%
11%
Office With Future
Change in Use(3)
4%
4%
Mega Cap Tech(4)
Institutional
(Academic/Medical,
Non-Profit, and
U.S. Government)
5%
5%
Other (5)
Investment-Grade and
Large Cap Tech/Office

Percentage of ARE’s Annual Rental Revenue(1)

(1)Represents annual rental revenue in effect as of June 30, 2021. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Based on aggregate annual rental revenue in effect as of June 30, 2021. Refer to definition of “Annual rental revenue” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information on our methodology on annual rental revenue for unconsolidated real estate joint ventures.
(3)Represents annual rental revenue currently generated from office space that is targeted for a future change in use. The weighted-average remaining term of these leases is 2.9 years.
(4)Represents annual rental revenue from publicly traded technology tenants with an average daily market capitalization greater than $200 billion for the twelve months ended June 30, 2021.
(5)Our other tenants, aggregating 5.0% of our annual rental revenue, comprise 3.9% of annual rental revenue from technology, professional services, finance, telecommunications, and construction/real estate companies and only 1.1% from retail-related tenants.

High-Quality Cash Flows From High-Quality Tenants and Class A Properties in AAA Locations

Industry-Leading Tenant Roster	AAA Locations

San Francisco Bay Area
25%
New York City
5%
San Diego
16%
Seattle
7%
Maryland
6%
Research Triangle
4%
Other
1%
Greater Boston
36%

85%
of ARE’s Top 20 Tenants’ Annual Rental Revenue(1) Is From Investment-Grade or Publicly Traded Large Cap Tenants
Percentage of ARE’s Annual Rental Revenue(1)

Solid Historical Occupancy(2)	Occupancy Across Key Locations(3)

96%
Over 10 Years

(1)Represents annual rental revenue in effect as of June 30, 2021. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of June 30, 2021.
(3)As of June 30, 2021.
(4)Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended			Six Months Ended			Year Ended
	June 30, 2021			June 30, 2021			December 31, 2020
	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	42.4%		25.4%	40.7%		23.3%	37.6%	18.3%
New rates	$58.70		$56.16	$58.41		$55.82	$49.51	$46.53
Expiring rates	$41.22		$44.77	$41.51		$45.29	$35.99	$39.32
RSF	1,472,713			1,994,538			2,556,833
Tenant improvements/leasing commissions	$32.06			$31.82			$35.08
Weighted-average lease term	5.8 years			6.1 years			6.0 years

Developed/redeveloped previously vacant space leased(2)
New rates	$57.61		$53.52	$51.56		$47.91	$56.67	$53.61
RSF	461,125			1,616,959			1,802,013
Weighted-average lease term	7.5 years			9.8 years			9.0 years

Leasing activity summary (totals):
New rates	$58.44		$55.53	$55.34		$52.28	$52.47	$49.46
RSF	1,933,838	(3)		3,611,497	(4)		4,358,846
Weighted-average lease term	6.2 years			7.7 years			7.3 years

Lease expirations(1)
Expiring rates	$40.06		$43.13	$40.25		$43.35	$36.03	$39.01
RSF	1,712,307			2,459,582			3,560,188

Leasing activity includes 100% of results for each property in which we have an investment in North America.

(1)Excludes month-to-month leases aggregating 88,305 RSF and 96,383 RSF as of June 30, 2021, and December 31, 2020, respectively.
(2)Refer to “New Class A development and redevelopment properties: summary of pipeline” section within this Item 2 for additional information on total project costs.
(3)Represents the highest leasing activity in a single quarter in Company history.
(4)During the six months ended June 30, 2021, we granted tenant concessions/free rent averaging 2.6 months with respect to the 3,611,497 RSF leased. Approximately 47% of the leases executed during the six months ended June 30, 2021, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of June 30, 2021:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2021 (2)	913,052	2.7%	$46.74	2.6%
2022	2,503,192	7.3%	$45.14	6.8%
2023	3,472,768	10.1%	$40.58	8.5%
2024	2,912,682	8.5%	$43.28	7.6%
2025	2,778,313	8.1%	$51.54	8.7%
2026	2,077,113	6.0%	$48.24	6.1%
2027	2,109,753	6.1%	$50.48	6.4%
2028	2,951,361	8.6%	$50.79	9.1%
2029	2,132,286	6.2%	$53.42	6.9%
2030	2,299,958	6.7%	$53.53	7.5%
Thereafter	10,225,279	29.7%	$48.19	29.8%

(1)Represents amounts in effect as of June 30, 2021.
(2)Excludes month-to-month leases aggregating 88,305 RSF as of June 30, 2021.

The following tables present information by market with respect to our lease expirations in North America as of June 30, 2021, for the remainder of 2021, and all of 2022:

	2021 Contractual Lease Expirations (in RSF)						Annual Rental Revenue (per RSF)(3)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment(1)	Remaining Expiring Leases		Total2)

Greater Boston	57,247	62,312	202,428	35,120		357,107	$46.37
San Francisco Bay Area	122,534	4,570	—	73,301		200,405	57.99
New York City	30,408	—	—	4,973		35,381	N/A
San Diego	46,586	—	84,359	35,085		166,030	37.40
Seattle	24,990	6,053	—	33,341		64,384	18.62
Maryland	7,268	—	—	76		7,344	35.23
Research Triangle	23,435	—	—	43,911		67,346	30.78
Canada	—	—	—	—		—	—
Non-cluster/other markets	—	—	—	15,055		15,055	86.16
Total	312,468	72,935	286,787	240,862		913,052	$46.74
Percentage of expiring leases	34%	8%	31%	27%		100%

	2022 Contractual Lease Expirations (in RSF)						Annual Rental Revenue (per RSF)(3)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment(1)	Remaining Expiring Leases(4)		Total

Greater Boston	118,555	149,849	—	275,190	(5)	543,594	$58.71
San Francisco Bay Area	—	33,498	490,127	233,583		757,208	52.08
New York City	—	14,891	—	3,264		18,155	N/A
San Diego	103,730	—	250,028	211,117		564,875	36.31
Seattle	—	—	51,255	151,092		202,347	34.39
Maryland	7,638	18,090	—	50,865		76,593	29.11
Research Triangle	—	30,039	—	207,409		237,448	22.48
Canada	—	—	—	28,623		28,623	22.57
Non-cluster/other markets	—	—	—	74,349		74,349	44.25
Total	229,923	246,367	791,410	1,235,492		2,503,192	$45.14
Percentage of expiring leases	9%	10%	32%	49%		100%

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
(2)Excludes month-to-month leases aggregating 88,305 RSF as of June 30, 2021.
(3)Represents amounts in effect as of June 30, 2021.
(4)The largest remaining contractual lease expiration includes one lease for 62,490 RSF in our Research Triangle submarket.
(5)57% of the remaining expiring leases in Greater Boston are located in our Cambridge/Inner Suburbs submarket.

Top 20 tenants

85% of Top 20 Annual Rental Revenue From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.3% of our annual rental revenue in effect as of June 30, 2021. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of June 30, 2021 (dollars in thousands, except average market cap):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	7.2		916,234	$53,100	3.3%	A2	A+	$140.0
2	Takeda Pharmaceutical Company Ltd.	8.1		606,249	39,342	2.4	Baa2	BBB+	$55.8
3	Moderna, Inc.	11.2		855,458	39,341	2.4	—	—	$48.9
4	Facebook, Inc.	10.5		903,786	38,595	2.4	—	—	$797.7
5	Eli Lilly and Company	7.5		580,693	37,047	2.3	A2	A+	$167.4
6	Illumina, Inc.	9.1		891,495	36,118	2.2	Baa3	BBB	$55.3
7	Sanofi	8.1		494,693	35,040	2.1	A1	AA	$126.5
8	Novartis AG	7.1		423,914	30,216	1.9	A1	AA-	$217.7
9	Uber Technologies, Inc.	61.4	(2)	1,009,188	27,379	1.7	—	—	$84.7
10	Roche	2.8	(3)	546,893	26,040	1.6	Aa3	AA	$299.6
11	bluebird bio, Inc.	5.9		312,805	23,142	1.4	—	—	$3.0
12	Maxar Technologies	4.2	(4)	478,000	21,803	1.3	—	—	$2.1
13	Massachusetts Institute of Technology	7.5		257,626	21,145	1.3	Aaa	AAA	$—
14	United States Government	13.8		918,516	20,236	1.2	Aaa	AA+	$—
15	The Children’s Hospital Corporation	17.3		269,816	20,066	1.2	Aa2	AA	$—
16	Jazz Pharmaceuticals, Inc.	9.2		198,041	20,003	1.2	—	—	$8.6
17	New York University	10.2		204,691	19,531	1.2	Aa2	AA-	$—
18	Merck & Co., Inc.	12.9		311,015	19,392	1.2	A1	AA-	$200.2
19	Pfizer Inc.	3.7		416,979	17,762	1.1	A2	A+	$207.3
20	FibroGen, Inc.	7.4		234,249	16,896	1.0	—	—	$3.4
	Total/weighted-average	11.1	(2)	10,830,341	$562,194	34.4%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)Based on aggregate annual rental revenue in effect as of June 30, 2021. Refer to the definitions of “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section within this Item 2 for our methodologies on annual rental revenue from unconsolidated real estate joint ventures and average market capitalization.
(2)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding the ground lease, the weighted-average remaining lease term for our top 20 tenants was 8.5 years as of June 30, 2021.
(3)Includes 197,787 RSF expiring in 2022 at our recently acquired property at 651 Gateway Boulevard in our South San Francisco submarket. Upon expiration of the lease, 651 Gateway Boulevard will be redeveloped into a Class A office/laboratory building. Excluding this 197,787 RSF, the weighted-average remaining term of space leased to Roche is 3.4 years.
(4)Represents remaining lease term at two properties with future redevelopment and development opportunities. The leases with this tenant were in place when we acquired the property during the three months ended December 31, 2019.

Locations of properties

The locations of our properties are diversified among a number of life science, agtech, and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of June 30, 2021, in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	9,893,984	510,116	490,545	10,894,645	27%	77	$579,594	36%	$61.32
San Francisco Bay Area	8,046,553	368,149	92,147	8,506,849	21	66	408,038	25	61.46
New York City	1,160,472	—	120,027	1,280,499	3	5	83,961	5	72.80
San Diego	7,102,797	341,891	117,212	7,561,900	19	88	263,165	16	39.49
Seattle	2,628,577	—	213,976	2,842,553	7	40	108,354	7	42.26
Maryland	3,593,787	84,264	344,226	4,022,277	10	50	95,592	6	26.88
Research Triangle	3,137,115	410,000	325,936	3,873,051	10	35	71,093	4	24.42
Canada	268,551	—	—	268,551	1	3	5,164	—	24.98
Non-cluster/other markets	600,709	—	—	600,709	1	13	11,174	1	40.41
Properties held for sale	225,849	—	—	225,849	1	4	6,168	—	N/A
North America	36,658,394	1,714,420	1,704,069	40,076,883	100%	381	$1,632,303	100%	$48.65
		3,418,489

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	6/30/21		3/31/21	6/30/20	6/30/21	3/31/21	6/30/20
Greater Boston	95.5%	(1)	96.2%	98.2%	91.0%	91.5%	95.6%
San Francisco Bay Area	94.0	(1)(2)	95.4	94.7	92.9	94.3	90.6
New York City	99.4		99.4	97.1	90.1	89.8	86.2
San Diego	93.8	(1)	93.3	91.8	92.3	90.3	90.8
Seattle	97.6		96.8	95.1	90.2	89.6	95.1
Maryland	98.9		97.9	93.9	90.3	90.4	93.2
Research Triangle	92.8	(1)	90.8	96.8	84.1	73.7	96.8
Subtotal	95.2		95.3	95.1	90.9	89.9	92.6
Canada	77.0		81.6	90.0	77.0	81.6	90.0
Non-cluster/other markets	46.0		52.6	70.8	46.0	52.6	70.8
North America	94.3%	(1)	94.5%	94.8%	90.1%	89.2%	92.3%

(1)Excludes 1.4 million RSF, or 3.8%, of vacancy at recently acquired properties in our North America markets, representing lease-up opportunities that are expected to provide incremental annual rental revenues in excess of $55 million. Approximately 35% of the vacant 1.4 million RSF is currently under leased/negotiating, with occupancy expected primarily over the next two quarters. Excluding these acquired vacancies, occupancy of operating properties in North America was 98.1% as of June 30, 2021. The following table provides vacancy detail for our recent acquisitions:

		As of June 30, 2021			Percentage of Vacancy Leased/Negotiating	Incremental Projected Annual Rental Revenue Upon Full Lease-Up
		Vacant	Occupancy Impact
Property	Market/Submarket	RSF	Region	Consolidated
Alexandria Center® for Life Science – Durham	Research Triangle/Research Triangle	204,034	6.5%	0.6%	70%	>$55 million
601, 611, and 651 Gateway Boulevard	San Francisco Bay Area/South San Francisco	310,863	3.9%	0.9	20
Alexandria Center® for Life Science – Fenway	Greater Boston/Fenway	96,992	1.0%	0.3	39
SD Tech by Alexandria	San Diego/Sorrento Mesa	82,566	1.2%	0.2	9
Other acquisitions	Various	693,501	N/A	1.8	34
		1,387,956		3.8%	35%
(2)Decline from March 31, 2021, is due to the expiration of two leases aggregating 131,069 RSF in our South San Francisco submarket, of which 96% has been re-leased and is expected to be occupied by the new tenants over the next few quarters.

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

Our investments in real estate consisted of the following as of June 30, 2021 (dollars in thousands):

		Development and Redevelopment
	Operating	Under Construction	Near Term		Intermediate Term	Future	Subtotal	Total
Investments in real estate
Book value as of June 30, 2021(1)	$20,575,715	$1,858,986	$1,224,340		$578,541	$879,729	$4,541,596	$25,117,311

Square footage
Operating	36,658,394	—	—		—	—	—	36,658,394
New Class A development and redevelopment properties	—	3,418,489	5,740,386	(2)	3,189,951	13,073,721	25,422,547	25,422,547
Value-creation square feet currently included in rental properties(3)	—	—	(818,052)		(369,173)	(2,785,326)	(3,972,551)	(3,972,551)
Total square footage	36,658,394	3,418,489	4,922,334		2,820,778	10,288,395	21,449,996	58,108,390

(1)Balances exclude our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.
(2)Includes 3,554,058 RSF, currently 89% leased/negotiating, expected to commence vertical construction or redevelopment during 2021/2022. Refer to “New Class A development and redevelopment properties: current projects” within this Item 2 for additional details.
(3)Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.

Acquisitions

Our real estate asset acquisitions for the six months ended June 30, 2021, consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy		Square Footage									Purchase Price
						Acquisitions With Development and Redevelopment Opportunities(1)
						Future Development	Active Redevelopment	Operating With Future Development/ Redevelopment	Operating(2)		Operating		Total

Six months ended June 30, 2021:
550 Arsenal Street	Cambridge/Inner Suburbs/Greater Boston	4/21/21	1	98%		775,000	—	260,867	—		—		775,000	(3)	$130,000
Alexandria Center® for Life Science – Fenway	Fenway/Greater Boston	1/29/21	2	90	(4)	305,000	510,116	311,066	662,079		—		1,788,261		1,483,200	(4)
One Investors Way	Route 128/Greater Boston	4/6/21	1	100		350,000	—	—	240,000	(5)	—		590,000		105,000
840 Winter Street	Route 128/Greater Boston	1/20/21	1	100		—	130,000	—	30,009		—		160,009		58,126
1501-1599 Industrial Road	Greater Stanford/ San Francisco Bay Area	6/22/21	6	88		—	—	103,063	—		—		103,063		112,000
2475 Hanover Street	Greater Stanford/San Francisco Bay Area	4/28/21	1	100		—	—	83,980	—		—		83,980		105,000
6260, 6290, 6310, 6340, and 6350 Sequence Drive	Sorrento Mesa/San Diego	6/10/21	5	100		887,000	—	487,023	—		—		887,000	(3)	298,476
9601, 9605, 9609, 9613, and 9615 Medical Center Drive(6)	Rockville/Maryland	5/12/21	5	100		258,000	94,256	—	595,381		—		947,637		80,382
Other	Various	Various	27	97		1,932,706	246,562	325,983	710,998		80,032	(7)	3,296,281		580,021
			49	95%		4,507,706	980,934	1,571,982	2,238,467		80,032		8,631,231		$2,952,205

(1)We expect to provide total estimated costs and related yields for development and redevelopment projects in the future, subsequent to the commencement of construction. Refer to “New Class A development and redevelopment properties: current projects” within this Item 2 for additional information on active development and redevelopment projects.
(2)Represents the operating component of our value-creation acquisitions that is not expected to undergo development or redevelopment.
(3)Represents total square footage upon completion of development or redevelopment of a new Class A property. Square footage presented includes RSF of buildings currently in operations with future development or redevelopment opportunities. We intend to demolish and develop or redevelop the existing properties upon expiration of the existing in-place leases. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(4)The campus includes an operating property with future redevelopment opportunities at 401 Park Drive, a development project at 201 Brookline Avenue, and a future development opportunity. 401 Park Drive, aggregating 973,145 RSF, is 90% occupied, with an additional 3% of leased space that is under renovation, and has initial stabilized yields of 5.7% and 4.5% (cash basis). We expect to provide total estimated costs and related yields for the development projects at 201 Brookline Avenue and the future development/redevelopment opportunities in the future, subsequent to the commencement of construction. Refer to “New Class A development and redevelopment properties: current projects” within this Item 2 for additional information.
(5)Upon acquisition of this property, we entered into a 12-year lease with Moderna, Inc.
(6)We acquired land subject to two ground leases, aggregating 595,381 RSF, at 9609, 9613, and 9615 Medical Center Drive. We also acquired the land at 9605 Medical Center Drive, where we had previously acquired the building subject to a ground lease during the three months ended March 31, 2020.
(7)Represents the acquisition of our partner’s 43.2% ownership interest in our previously unconsolidated real estate joint venture at 704 Quince Orchard Road for $9.4 million. We completed the redevelopment of this stabilized property during the three months ended June 30, 2019.

Dispositions and sales of partial interest

Our completed dispositions of and sales of partial interest in real estate assets during the six months ended June 30, 2021, consisted of the following (dollars in thousands, except for sales price per RSF):

Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Capitalization Rate(1)	Capitalization Rate (Cash Basis)(1)	Sales Price	Sales Price per RSF	Gain
Six months ended June 30, 2021:
213 East Grand Avenue	South San Francisco/ San Francisco Bay Area	4/22/21	70%	300,930	4.5%	4.0%	$301,000	$1,429	(2)
Land	Other/San Diego	3/12/21	100%	185,000	N/A	N/A	22,900	N/A	$19
				485,930			$323,900		$19

(1)Capitalization rates are calculated based upon net operating income and net operating income (cash basis) annualized for the quarter preceding the date on which the property is sold.
(2)We retained control over the newly formed real estate joint venture and therefore continued to consolidate this property. We accounted for the $103.7 million difference between the consideration received and the book value of the 70% interest sold as an equity transaction, with no gain or loss recognized in earnings.

Sustainability

ALEXANDRIA'S HIGHLY IMPACTFUL SOCIAL RESPONSIBILITY

Developing and implementing disruptive solutions to society's most urgent challenges

Our Six Bedrock Social Action Pillars

1

Accelerating Groundbreaking Medical Research to Advance Lifesaving Treatments and Cures

2

Harnessing the Agrifood Ecosystem to Combat Hunger, Improve Nutrition, and Support Human Health at Its Most Fundamental Level

3

Bolstering the Resilience of Our Military, Our Veterans, and Their Families

4

Conquering the Opioid Epidemic and Revolutionizing Addiction Treatment

5

Educationally Empowering Underserved Students to Achieve Long-Term Success and Reach Their Potential as Leaders in the Community

6

Building a Model for a Comprehensive, Sustainable Solution to Address Homelessness

ALEXANDRIA'S LONGSTANDING AND RECOGNIZED SUSTAINABILITY LEADERSHIP

Developing and operating more efficient, healthier, and safer buildings; reducing carbon emissions; and mitigating climate risk

Championing Health, Wellness, and Safety

fitwel®

FITWEL IMPACT AWARD
Highest-Scoring Project of All Time
2020 | 2021

HEALTHY BUILDING PROGRESS [1]

47

Certified or in Progress as of June 30, 2021

ESG Program Recognition

#3

MOST SUSTAINABLE U.S. REIT [2]

GRESB®
REAL ESTATE
Sector Leader 2020

Proactively Managing and Mitigating Climate Risk Using Industry-Leading Guidelines

TCFD | TASK FORCE ON CLIMATE-RELATED FINANCIAL DISCLOSURES

ALEXANDRIA'S CLIMATE RISK ASSESSMENT COVERS:

Sea Level Rise | Precipitation | Drought
Extreme Heat | Wildfire

2025 Environmental Goals and Progress for Buildings in Operation

	Carbon Emissions Reduction (MTCO2e)	Energy Use Reduction (kWh)	Potable Water Use Reduction (Gal)	Waste Diversion (Ton)
GOAL	30% [3]	25% [3]	10% [3]	45% [4]
PROGRESS	2015–2020 19.6% [5]	2015–2020 20.5% [5]	2015–2020 12.8% [5]	2020 38.5% [6]

(1)15 projects have been certified and another 32 projects are in process targeting WELL or Fitwel certification.
(2)Source: Barron’s, “The 10 Most Sustainable REITs, According to Calvert,” February 19, 2021.
(3)Relative to a 2015 baseline for buildings in operation that Alexandria directly manages.
(4)For buildings in operation that Alexandria indirectly and directly manages.
(5)Reflects sum of annual like-for-like progress from 2015 to 2020.
(6)Reflects progress for all buildings in operation in 2020 that Alexandria indirectly and directly manages.

New Class A development and redevelopment properties

We continue to execute our unique and differentiated life science strategy at an accelerated pace and expand our collaborative campuses and asset base in each of our key life science cluster submarkets, and we remain strategically positioned to take maximum advantage of historic tenant demand.

Demand for our value-creation development and redevelopment projects of high-quality office/laboratory space, as well as continued operational excellence at our world-class, sophisticated laboratory facilities and strong execution by our team, has translated into record leasing activity.

Under Construction		Projects Expected to Commence Construction in 2021/2022(1)		Incremental Projected Annual Rental Revenues

3.4 Million RSF		3.6 Million RSF		>$545 million

33 Properties	+	19 Properties	=

80% Leased/Negotiating		89% Leased/Negotiating

(1)We also expect other projects to commence construction in 2021.

New Class A development and redevelopment properties: recent deliveries

Alexandria Center® for Life Science – South San Francisco(1)	Alexandria Center® for Life Science – San Carlos	Alexandria Center® for Life Science – Long Island City
San Francisco Bay Area/South San Francisco	San Francisco Bay Area/Greater Stanford	New York City/New York City
171,042 RSF	310,177 RSF	32,892 RSF
100% Leased	100% Leased	100% Leased

Commercial St
Industrial Rd
ALEXANDRIA CENTER
FOR LIFE SCIENCE

9877 Waples Street	1165 Eastlake Avenue East	9804 Medical Center Drive	Alexandria Center® for Life Science – Durham(2)
San Diego/Sorrento Mesa	Seattle/Lake Union	Maryland/Rockville	Research Triangle/Research Triangle
63,774 RSF	100,086 RSF	176,832 RSF	326,445 RSF
100% Leased	100% Leased	100% Leased	100% Leased

(1)Image represents 201 Haskins Way in our Alexandria Center® for Life Science – South San Francisco.
(2)Image represents 2400 Ellis Road in our Alexandria Center® for Life Science – Durham campus.

New Class A development and redevelopment properties: recent deliveries (continued)

The following table presents value-creation development and redevelopment of new Class A properties placed into service during the three months ended June 30, 2021 (dollars in thousands):

Property/Market/Submarket	Delivery Date	Our Ownership Interest	RSF Placed in Service				Occupancy Percentage(1)	Total Project		Unlevered Yields
			4Q20	1Q21	2Q21	Total				Initial Stabilized		Initial Stabilized (Cash Basis)
								RSF	Investment
Development projects
Alexandria Center® for Life Science – South San Francisco/San Francisco Bay Area/ South San Francisco	Various	100%	—	—	171,042	171,042	100%	323,190	$370,000	6.4%		6.2%
Alexandria Center® for Life Science – San Carlos/San Francisco Bay Area/Greater Stanford	Various	100%	96,463	99,557	114,157	310,177	100%	526,178	630,000	6.4		6.1
1165 Eastlake Avenue East/Seattle/Lake Union	March 2021	100%	—	100,086	—	100,086	100%	100,086	138,000	6.3	(2)	6.4	(2)
9804 Medical Center Drive/Maryland/Rockville	January 2021	100%	—	176,832	—	176,832	100%	176,832	89,300	8.3		8.0

Redevelopment projects
Alexandria Center® for Life Science – Long Island City/New York City/New York City	Various	100%	17,716	—	15,176	32,892	100%	189,580	184,300	5.5		5.6
9877 Waples Street/San Diego/Sorrento Mesa	December 2020	100%	63,774	—	—	63,774	100%	63,744	31,000	8.8		8.1
Other/San Diego	June 2021	100%	—	—	128,745	128,745	100%	128,745	47,000	8.0	(3)	8.0	(3)
Alexandria Center® for Life Science – Durham/Research Triangle/Research Triangle	June 2021	100%	—	—	326,445	326,445	100%	652,381	245,000	7.5		6.7
Total			177,953	376,475	755,565	1,309,993			$1,734,600	6.6%		6.4%

(1)Relates to total operating RSF placed in service as of the most recent delivery.
(2)Unlevered yields represent aggregate returns for 1165 Eastlake Avenue East, an amenity-rich research headquarters for Adaptive Biotechnologies Corporation, and 1208 Eastlake Avenue East, an adjacent multi-tenant office/laboratory building.
(3)We expect to achieve yields greater than 8.0%.

New Class A development and redevelopment properties: current projects

The Arsenal on the Charles	201 Brookline Avenue	840 Winter Street	Alexandria Center® for Life Science – South San Francisco(1)
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/Route 128	San Francisco Bay Area/South San Francisco
360,545 RSF	510,116 RSF	130,000 RSF	152,148 RSF
92% Leased/Negotiating	84% Leased/Negotiating	73% Leased/Negotiating	100% Leased/Negotiating

Alexandria Center® for Life Science – San Carlos	3160 Porter Drive	Alexandria Center® for Life Science – Long Island City	3115 Merryfield Row
San Francisco Bay Area/Greater Stanford	San Francisco Bay Area/Greater Stanford	New York City/New York City	San Diego/Torrey Pines
216,001 RSF	92,147 RSF	120,027 RSF	146,456 RSF
100% Leased/Negotiating	88% Leased/Negotiating	41% Leased/Negotiating	100% Leased/Negotiating

ALEXANDRIA CENTER FOR LIFE SCIENCE AT STANFORD RESEARCH PARK
LOCATION
CAPITAL
TALENT
INNOVATION
ALEXANDRIA
3160

(1)Image represents 201 Haskins Way in our Alexandria Center® for Life Science – South San Francisco.

New Class A development and redevelopment properties: current projects (continued)

SD Tech by Alexandria(1)	5505 Morehouse Drive	10277 Scripps Ranch Boulevard	9601 and 9603 Medical Center Drive	9950 Medical Center Drive
San Diego/Sorrento Mesa	San Diego/Sorrento Mesa	San Diego/Other	Maryland/Rockville	Maryland/Rockville
195,435 RSF	79,945 RSF	37,267 RSF	94,256 RSF	84,264 RSF
100% Leased/Negotiating	100% Leased/Negotiating	47% Leased/Negotiating	—% Leased/Negotiating	100% Leased/Negotiating

700 Quince Orchard Road	20400 Century Boulevard	Alexandria Center® for Life Science – Durham(2)	Alexandria Center® for AgTech	Alexandria Center® for Advanced Technologies(3)
Maryland/Gaithersburg	Maryland/Gaithersburg	Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle
169,420 RSF	80,550 RSF	325,936 RSF	160,000 RSF	250,000 RSF
100% Leased/Negotiating	27% Leased/Negotiating	77% Leased/Negotiating	59% Leased/Negotiating	75% Leased/Negotiating

(1)Image represents 10055 Barnes Canyon Road in our SD Tech by Alexandria campus.
(2)Image represents 14 TW Alexander Drive in our Alexandria Center® for Life Science – Durham campus.
(3)Image represents 10 Davis Drive in our Alexandria Center® for Advanced Technologies campus.

New Class A development and redevelopment properties: current projects (continued)

The following tables set forth a summary of our new Class A development and redevelopment properties under construction, pre-leased/negotiating near-term projects, and key pending acquisition as of June 30, 2021 (dollars in thousands):

Market Property/Submarket		Square Footage				Percentage
	Dev/Redev	In Service	CIP	Total		Leased		Leased/Negotiating		Initial Occupancy(1)
Under construction
Greater Boston
The Arsenal on the Charles/Cambridge/Inner Suburbs	Redev	475,743	360,545	836,288		85%		92%		2021
201 Brookline Avenue/Fenway	Dev	—	510,116	510,116		18		84		2022
840 Winter Street/Route 128	Redev	30,009	130,000	160,009		19		73		2022
San Francisco Bay Area
Alexandria Center® for Life Science – South San Francisco/South San Francisco	Dev	171,042	152,148	323,190		100		100		2Q21
Alexandria Center® for Life Science – San Carlos/Greater Stanford	Dev	310,177	216,001	526,178		100		100		4Q20
3160 Porter Drive/Greater Stanford	Redev	—	92,147	92,147		21		88		3Q21
New York City
Alexandria Center® for Life Science – Long Island City/New York City	Redev	69,553	120,027	189,580		41		41		4Q20
San Diego
3115 Merryfield Row/Torrey Pines	Dev	—	146,456	146,456		100		100		2022
SD Tech by Alexandria/Sorrento Mesa	Dev	—	195,435	195,435		100		100		2022
5505 Morehouse Drive/Sorrento Mesa	Redev	—	79,945	79,945		100		100		2021
10277 Scripps Ranch Boulevard/Other	Redev	32,774	37,267	70,041		47		47		2022
Seattle
Other	Redev	246,647	213,976	460,623		51		53		2022
Maryland
9601 and 9603 Medical Center Drive/Rockville	Redev	—	94,256	94,256		—		—		2022
9950 Medical Center Drive/Rockville	Dev	—	84,264	84,264		100		100		1H22
700 Quince Orchard Road/Gaithersburg	Redev	—	169,420	169,420		100		100		2021
20400 Century Boulevard/Gaithersburg	Redev	—	80,550	80,550		27		27		2022
Research Triangle
Alexandria Center® for Life Science – Durham/Research Triangle(2)	Redev	326,445	325,936	652,381		77		77		2Q21/2022
Alexandria Center® for AgTech/Research Triangle(3)	Redev/Dev	180,400	160,000	340,400		55		59		2021
Alexandria Center® for Advanced Technologies/Research Triangle	Dev	—	250,000	250,000	(4)	73	(4)	75	(4)	2H21/2022
		1,842,790	3,418,489	5,261,279		69		80
Pre-leased/negotiating near-term projects and key pending acquisition
Charles Park/Greater Boston/Cambridge(5)	Redev	—	400,000	400,000		—		100
4150 Campus Point Court/San Diego/University Town Center	Dev	—	171,102	171,102		100		100
Other near-term projects expected to commence vertical construction in 2021/2022 (16 properties)(6)	Dev	—	2,982,956	2,982,956		—		87
		—	3,554,058	3,554,058		5		89
		1,842,790	6,972,547	8,815,337		43%		84%

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
(2)The recently acquired Alexandria Center® for Life Science – Durham redevelopment project includes three properties at 40 Moore Drive, 2400 Ellis Road, and 14 TW Alexander Drive. 2400 Ellis Road is 100% leased and was delivered during the three months ended June 30, 2021. We expect stabilized occupancy for the remaining buildings in 2022.
(3)The strategic collaborative agtech campus consists of Phase I at 5 Laboratory Drive, including campus amenities, which was previously delivered, and Phase II at 9 Laboratory Drive.
(4)Represents 150,000 RSF that is 58% leased/negotiating at 8 Davis Drive and 100,000 RSF that is 100% leased at 10 Davis Drive.
(5)We expect to complete this acquisition in December 2021.
(6)Includes 1.8 million RSF related to leases under negotiation/executed letters of intent and 0.8 million RSF related to letters of intent under negotiation.

New Class A development and redevelopment properties: current projects (continued)

	Our Ownership Interest							Unlevered Yields
Market Property/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
Greater Boston
The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	$359,079	$293,274	$119,647		$772,000		6.2%	5.5%
201 Brookline Avenue/Fenway	98.0%	—	398,491	335,509		734,000		6.8%	6.0%
840 Winter Street/Route 128	100%	12,973	52,176	TBD
San Francisco Bay Area
Alexandria Center® for Life Science – South San Francisco/South San Francisco	100%	177,921	149,407	42,672		370,000		6.4%	6.2%
Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	388,369	170,932	70,699		630,000		6.4%	6.1%
3160 Porter Drive/Greater Stanford	100%	—	86,951	20,049		107,000		5.2%	5.0%
New York City
Alexandria Center® for Life Science – Long Island City/New York City	100%	52,421	117,509	14,370		184,300		5.5%	5.6%
San Diego
3115 Merryfield Row/Torrey Pines	100%	—	87,222	64,778		152,000		6.2%	6.2%
SD Tech by Alexandria/Sorrento Mesa	50.0%	—	45,291	135,709		181,000		7.2%	6.6%
5505 Morehouse Drive/Sorrento Mesa	100%	—	28,001	38,999		67,000		6.9%	7.0%
10277 Scripps Ranch Boulevard/Other	100%	11,786	13,433	TBD
Seattle
Other	100%	54,321	66,492	TBD
Maryland
9601 and 9603 Medical Center Drive/Rockville	100%	—	28,121	TBD
9950 Medical Center Drive/Rockville	100%	—	41,297	18,303		59,600		8.6%	7.7%
700 Quince Orchard Road/Gaithersburg	100%	—	50,977	28,523		79,500		8.6%	7.3%
20400 Century Boulevard/Gaithersburg	100%	—	9,824	TBD
Research Triangle
Alexandria Center® for Life Science – Durham/Research Triangle	100%	88,265	73,127	83,608		245,000		7.5%	6.7%
Alexandria Center® for AgTech/Research Triangle	100%	91,175	83,057	18,768		193,000		7.1%	7.0%
Alexandria Center® for Advanced Technologies/Research Triangle	100%	—	63,404	87,596		151,000		7.5%	7.3%
		$1,236,310	$1,858,986	$1,290,000	(1)	$4,390,000	(1)

(1)Amounts rounded to the nearest $10 million.

New Class A development and redevelopment properties: summary of pipeline

The following table summarizes the key information for all our development and redevelopment projects in North America as of June 30, 2021 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment						Total
			Under Construction	Near Term		Intermediate Term	Future

Greater Boston
The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	$320,937	360,545	200,000		—	12,502		573,047
Alexandria Center® for Life Science – Fenway/Fenway	(1)	522,662	510,116	—		305,000	—		815,116
840 Winter Street/Route 128	100%	52,176	130,000	—		—	—		130,000
325 Binney Street/Cambridge	100%	181,094	—	450,000		—	—		450,000
57 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	50,620	—	275,000		—	—		275,000
15 Necco Street/Seaport Innovation District	93.7%	196,456	—	350,000		—	—		350,000
Reservoir Woods/Route 128	100%	45,592	—	202,428		—	752,845		955,273	(2)
10 Necco Street/Seaport Innovation District	100%	92,731	—	—		175,000	—		175,000
215 Presidential Way/Route 128	100%	6,808	—	—		112,000	—		112,000
550 Arsenal Street/Cambridge/Inner Suburbs	100%	54,285	—	—		—	775,000		775,000	(2)
Alexandria Technology Square®/Cambridge	100%	7,881	—	—		—	100,000		100,000
380 and 420 E Street/Seaport Innovation District	100%	118,560	—	—		—	1,000,000		1,000,000	(2)
99 A Street/Seaport Innovation District	95.0%	45,940	—	—		—	235,000		235,000
One Upland Road, 100 Tech Drive, and One Investors Way/Route 128	100%	13,769	—	—		—	1,100,000		1,100,000
231 Second Avenue/Route 128	100%	1,093	—	—		—	32,000		32,000
Other value-creation projects	100%	9,988	—	—		—	16,955		16,955
		1,720,592	1,000,661	1,477,428		592,000	4,024,302		7,094,391
San Francisco Bay Area
Alexandria Center® for Life Science – South San Francisco/ South San Francisco	100%	149,407	152,148	—		—	—		152,148
Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	439,612	216,001	—		700,000	587,000	(2)	1,503,001
3160 Porter Drive/Greater Stanford	100%	86,951	92,147	—		—	—		92,147
Alexandria Technology Center® – Gateway/South San Francisco	46.8%	70,219	—	517,010	(2)	—	291,000		808,010
901 California Avenue/Greater Stanford	100%	1,680	—	56,924		—	—		56,924
88 Bluxome Street/SoMa	100%	313,432	—	1,070,925		—	—		1,070,925
1450 Owens Street/Mission Bay	100%	60,904	—	—		191,000	—		191,000
3825 and 3875 Fabian Way/Greater Stanford	100%	—	—	—		250,000	228,000		478,000	(2)
3450 and 3460 Hillview Avenue/Greater Stanford	100%	—	—	—		76,951	—		76,951	(2)
East Grand Avenue/South San Francisco	30.0%	6,103	—	—		—	90,000		90,000
2475 Hanover Street/Greater Stanford	100%	—	—	—		—	83,980		83,980	(2)
Other value-creation projects	100%	—	—	—		—	25,000		25,000
		$1,128,308	460,296	1,644,859		1,217,951	1,304,980		4,628,086

(1)We have a 98.0% ownership interest in 201 Brookline Avenue, which is currently under construction. We have a 100% ownership interest in the intermediate-term development project.
(2)Represents total square footage upon completion of development or redevelopment of a new Class A property. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property and commence future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment							Total
			Under Construction	Near Term		Intermediate Term		Future

New York City
Alexandria Center® for Life Science – Long Island City/New York City	100%	$117,509	120,027	—		—		—		120,027
47-50 30th Street/New York City	100%	30,094	—	135,938		—		—		135,938
Alexandria Center® for Life Science – New York City/New York City	100%	66,556	—	—		550,000	(1)	—		550,000
219 East 42nd Street/New York City	100%	—	—	—		—		579,947		579,947	(2)
		214,159	120,027	135,938		550,000		579,947		1,385,912
San Diego
3115 Merryfield Row/Torrey Pines	100%	87,222	146,456	—		—		—		146,456
SD Tech by Alexandria/Sorrento Mesa	50.0%	131,727	195,435	190,074		160,000		333,845		879,354
5505 Morehouse Drive/Sorrento Mesa	100%	28,001	79,945	—		—		—		79,945
10277 Scripps Ranch Boulevard/Other	100%	13,433	37,267	32,774	(2)	—		—		70,041
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%	109,564	—	288,956		—		—		288,956	(2)
10931 and 10933 North Torrey Pines Road/Torrey Pines	100%	—	—	242,000		—		—		242,000	(2)
Alexandria Point/University Town Center	55.0%	108,620	—	596,102		—		324,445	(2)	920,547
University District/University Town Center	100%	61,401	—	—		600,000	(3)	—		600,000	(2)
10975 and 10995 Torreyana Road/Torrey Pines	100%	48,250	—	—		—		125,280		125,280	(2)
5200 Illumina Way/University Town Center	51.0%	12,632	—	—		—		451,832		451,832
Sequence District by Alexandria/Sorrento Mesa	100%	37,383	—	—		—		1,798,915		1,798,915	(2)
9444 Waples Street/Sorrento Mesa	100%	—	—	—		—		149,000		149,000	(2)
4045 and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	7,667	—	—		—		149,000		149,000	(2)
Other value-creation projects	100%	6,876	—	54,000		—		50,000		104,000
		652,776	459,103	1,403,906		760,000		3,382,317		6,005,326
Seattle
1150 Eastlake Avenue East/Lake Union	100%	78,423	—	310,000		—		—		310,000
701 Dexter Avenue North/Lake Union	100%	61,971	—	217,000		—		—		217,000
601 Dexter Avenue North/Lake Union	100%	36,510	—	—		—		188,400		188,400	(2)
1010 4th Avenue South/SoDo	100%	50,315	—	—		—		544,825		544,825
830 4th Avenue South/SoDo	100%	—	—	—		—		52,488		52,488	(2)
Other value-creation projects	100%	72,483	213,976	51,255	(2)	—		35,000		300,231
		$299,702	213,976	578,255		—		820,713		1,612,944
(1)We are currently negotiating a long-term ground lease with the City of New York for the future site of a new building approximating 550,000 RSF.
(2)Represents total square footage upon completion of development or redevelopment of a new Class A property. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property and commence future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(3)Includes our recently acquired properties at 4555 Executive Drive and 9363, 9373, and 9393 Towne Centre Drive in our University Town Center submarket, which are currently under evaluation for development, subject to future market conditions.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total
			Under Construction	Near Term	Intermediate Term	Future

Maryland
9601 and 9603 Medical Center Drive and Excess Land/Rockville	100%	$42,465	94,256	—	—	258,000	352,256
9950 Medical Center Drive/Rockville	100%	41,297	84,264	—	—	—	84,264
700 Quince Orchard Road/Gaithersburg	100%	50,977	169,420	—	—	—	169,420
20400 Century Boulevard/Gaithersburg	100%	9,824	80,550	—	—	—	80,550
Alexandria Center® at Traville Gateway/Rockville	100%	30,681	—	410,000	—	70,000	480,000
9808 Medical Center Drive/Rockville	100%	5,701	—	90,000	—	—	90,000
		180,945	428,490	500,000	—	328,000	1,256,490
Research Triangle
Alexandria Center® for Life Science – Durham/Research Triangle	100%	115,791	325,936	—	—	885,000	1,210,936
Alexandria Center® for Advanced Technologies/Research Triangle	100%	81,525	250,000	—	70,000	700,000	1,020,000
Alexandria Center® for AgTech, Phase II/Research Triangle	100%	83,057	160,000	—	—	—	160,000
Other value-creation projects	100%	4,185	—	—	—	76,262	76,262
		284,558	735,936	—	70,000	1,661,262	2,467,198
Other value-creation projects	100%	60,556	—	—	—	972,200	972,200
Total pipeline as of June 30, 2021		$4,541,596	3,418,489	5,740,386	3,189,951	13,073,721	25,422,547	(1)

Key pending acquisitions
Charles Park/Cambridge(2)			—	400,000	—	—	400,000
Mercer Mega Block/Lake Union			—	800,000	—	—	800,000
			3,418,489	6,940,386	3,189,951	13,073,721	26,622,547

(1)Total square footage includes 3,972,551 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)We expect to complete this acquisition in December 2021.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2020, and our subsequent quarterly reports on Form 10-Q. We believe such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and significant termination fees are not related to the operating performance of our real estate assets as they result from strategic, corporate-level decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decline below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three and six months ended June 30, 2021 and 2020, were as follows (in millions, except per share amounts):

	Three Months Ended June 30,					Six Months Ended June 30,
	2021		2020	2021	2020	2021	2020	2021	2020
	Amount			Per Share – Diluted		Amount		Per Share – Diluted
Unrealized gains on non-real estate investments	$244.0		$171.7	$1.67	$1.38	$197.8	$154.5	$1.39	$1.25
Realized gains on non-real estate investments	34.8	(1)	—	0.24	—	57.7	—	0.41	—
Gain on sales of real estate	—		—	—	—	2.8	—	0.02	—
Impairment of real estate	(4.9)		(13.2)	(0.03)	(0.11)	(10.1)	(22.9)	(0.07)	(0.18)
Impairment of non-real estate investments	—		(4.7)	—	(0.04)	—	(24.5)	—	(0.20)
Loss on early extinguishment of debt	—		—	—	—	(67.3)	—	(0.47)	—
Total	$273.9		$153.8	$1.88	$1.23	$180.9	$107.1	$1.28	$0.87

(1)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders“ in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For additional information on the determination of our Same Properties portfolio, refer to the definition of “Same property comparisons” in the “Non-GAAP measures and definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three and six months ended June 30, 2021:

	June 30, 2021
	Three Months Ended	Six Months Ended
Percentage change in net operating income over comparable period from prior year	3.7%	4.4%
Percentage change in net operating income (cash basis) over comparable period from prior year	7.8%	7.4%
Operating margin	73%	73%
Number of Same Properties	260	250
RSF	25,523,121	23,730,512
Occupancy – current-period average	95.0%	96.5%
Occupancy – same-period prior-year average	95.1%	96.2%

The following table reconciles the number of Same Properties to total properties for the six months ended June 30, 2021:

Development – under construction	Properties
9950 Medical Center Drive	1
The Alexandria Center® for Life Science – San Carlos	2
3115 Merryfield Row	1
Alexandria Center® for Life Science – South San Francisco	1
Alexandria Center® for AgTech	2
Alexandria Center® for Advanced Technologies	2
201 Brookline Avenue	1
SD Tech by Alexandria	1
11
Development – placed into service after January 1, 2020	Properties
9804 Medical Center Drive	1
1165 Eastlake Avenue East	1
2
Redevelopment – under construction	Properties
5505 Morehouse Drive	1
Alexandria Center® for Life Science – Long Island City	1
3160 Porter Drive	1
The Arsenal on the Charles	11
700 Quince Orchard Road	1
Alexandria Center® for Life Science – Durham	3
840 Winter Street	1
20400 Century Boulevard	1
10277 Scripps Ranch Boulevard	1
9601 and 9603 Medical Center Drive	2
Other	6
29
Redevelopment – placed into service after January 1, 2020	Properties
9877 Waples Street	1
Other	1
2

Acquisitions after January 1, 2020	Properties
3181 Porter Drive	1
275 Grove Street	1
601, 611, and 651 Gateway Boulevard	3
3330, 3412, 3450, and 3460 Hillview Avenue	4
9605, 9609, 9613, and 9615 Medical Center Drive	4
9808 and 9868 Scranton Road	2
Alexandria Center® for Life Science – Durham	13
Reservoir Woods	3
One Upland Road	1
830 4th Avenue South	1
11255 and 11355 North Torrey Pines Road	2
Sequence District by Alexandria	7
380 and 420 E Street	2
Alexandria Center® for Life Science – Fenway	1
550 Arsenal Street	1
1501-1599 Industrial Road	6
One Investors Way	1
2475 Hanover Street	1
10975 and 10995 Torreyana Road	1
9444 Waples Street	1
Other	22
78
Unconsolidated real estate JVs	5
Properties held for sale	4
Total properties excluded from Same Properties	131
Same Properties	250
Total properties in North America as of June 30, 2021	381

Comparison of results for the three months ended June 30, 2021, to the three months ended June 30, 2020

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income (loss), respectively.

For additional discussion related to the COVID-19 pandemic and its impact to us, refer to “The COVID-19 pandemic” section within this Item 2. In addition, refer to “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2020, for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

	Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Income from rentals:
Same Properties	$321,450	$311,627	$9,823	3.2%
Non-Same Properties	75,354	29,928	45,426	151.8
Rental revenues	396,804	341,555	55,249	16.2

Same Properties	97,669	88,682	8,987	10.1
Non-Same Properties	13,898	5,619	8,279	147.3
Tenant recoveries	111,567	94,301	17,266	18.3

Income from rentals	508,371	435,856	72,515	16.6

Same Properties	104	14	90	642.9
Non-Same Properties	1,144	1,086	58	5.3
Other income	1,248	1,100	148	13.5

Same Properties	419,223	400,323	18,900	4.7
Non-Same Properties	90,396	36,633	53,763	146.8
Total revenues	509,619	436,956	72,663	16.6

Same Properties	113,673	105,693	7,980	7.6
Non-Same Properties	30,282	18,218	12,064	66.2
Rental operations	143,955	123,911	20,044	16.2

Same Properties	305,550	294,630	10,920	3.7
Non-Same Properties	60,114	18,415	41,699	226.4
Net operating income	$365,664	$313,045	$52,619	16.8%

Net operating income – Same Properties	$305,550	$294,630	$10,920	3.7%
Straight-line rent revenue	(15,394)	(23,829)	8,435	(35.4)
Amortization of acquired below-market leases	(4,527)	(5,940)	1,413	(23.8)
Net operating income – Same Properties (cash basis)	$285,629	$264,861	$20,768	7.8%

Income from rentals

Total income from rentals for the three months ended June 30, 2021, increased by $72.5 million, or 16.6%, to $508.4 million, compared to $435.9 million for the three months ended June 30, 2020, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the three months ended June 30, 2021, increased by $55.2 million, or 16.2%, to $396.8 million, compared to $341.6 million for the three months ended June 30, 2020. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $45.4 million primarily related to 1.3 million RSF of development and redevelopment projects placed into service subsequent to April 1, 2020, and 68 operating properties aggregating 7.2 million RSF acquired subsequent to April 1, 2020.

Rental revenues from our Same Properties for the three months ended June 30, 2021, increased by $9.8 million, or 3.2%, to $321.5 million, compared to $311.6 million for the three months ended June 30, 2020. The increase was primarily due to a $10.5 million increase in rental revenues from rental rate increases on lease renewals and re-leasing of space since April 1, 2020.

Tenant recoveries

Tenant recoveries for the three months ended June 30, 2021, increased by $17.3 million, or 18.3%, to $111.6 million, compared to $94.3 million for the three months ended June 30, 2020. The increase was primarily from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to April 1, 2020, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the three months ended June 30, 2021, increased by $9.0 million, or 10.1%, primarily due to an increase in recoverable contract services, higher property tax expenses resulting from higher assessed values of our properties, and higher property insurance during the three months ended June 30, 2021, as discussed under “Rental operations” below. As of June 30, 2021, 94% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Rental operations

Total rental operating expenses for the three months ended June 30, 2021, increased by $20.0 million, or 16.2%, to $144.0 million, compared to $123.9 million for the three months ended June 30, 2020. The increase was primarily due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Income from rentals.”

Same Properties’ rental operating expenses increased by $8.0 million, or 7.6%, to $113.7 million during the three months ended June 30, 2021, compared to $105.7 million for the three months ended June 30, 2020. The increase was primarily the result of higher utility expenses, higher contract services expenses, higher property insurance, and an increase in recoverable property tax expenses resulting from higher assessed values of our properties.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2021, increased by $6.1 million, or 19.2%, to $37.9 million, compared to $31.8 million for the three months ended June 30, 2020. The increase was primarily due to costs related to the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed above under “Income from rentals.” As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended June 30, 2021 and 2020, were 9.8% and 10.3%, respectively.

Interest expense

Interest expense for the three months ended June 30, 2021 and 2020, consisted of the following (dollars in thousands):

	Three Months Ended June 30,
Component	2021	2020	Change
Gross interest	$78,650	$75,807	$2,843
Capitalized interest	(43,492)	(30,793)	(12,699)
Interest expense	$35,158	$45,014	$(9,856)

Average debt balance outstanding(1)	$8,805,891	$7,461,439	$1,344,452
Weighted-average annual interest rate(2)	3.6%	4.1%	(0.5)%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$1.0 billion unsecured senior notes payable due 2033	1.97%	August 2020	$4,723
$900 million unsecured senior notes payable due 2032 – green bond	2.12%	February 2021	4,557
$850 million unsecured senior notes payable due 2051	3.08%	February 2021	6,394
Other increase in interest			99
Total increases			15,773
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable	Various	December 2020	(990)
$500 million unsecured senior notes payable due 2023	4.04%	September 2020	(4,915)
$650 million unsecured senior notes payable due 2024 – green bond	4.03%	March 2021	(6,292)
Fluctuations in interest rate and average balance:
Unsecured senior line of credit			(332)
$1.5 billion commercial paper program			(401)
Total decreases			(12,930)
Change in gross interest			2,843
Increase in capitalized interest			(12,699)
Total change in interest expense			$(9,856)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended June 30, 2021, increased by $22.0 million, or 13.1%, to $190.1 million, compared to $168.0 million for the three months ended June 30, 2020. The increase was primarily due to additional depreciation from 1.3 million RSF of development and redevelopment projects placed into service subsequent to April 1, 2020, and 68 operating properties aggregating 7.2 million RSF acquired subsequent to April 1, 2020.

Impairment of real estate

During the three months ended June 30, 2021, we recognized an impairment charge of $4.9 million, primarily related to two of our real estate properties located in our Seattle market that was classified as held for sale in 2020, to lower the carrying amount of this property to its estimated fair value based on the sales price negotiated in June 2021 less costs to sell. We expect to complete this sale during the third quarter of 2021.

During the three months ended June 30, 2020, we recognized impairment charges of $13.2 million, which primarily consisted of a $10 million write-off of the preacquisition deposit for a previously pending acquisition of an operating tech office property for which our revised economic projections declined from our initial underwriting. We recognized this impairment charge in April 2020 concurrently with the submission of our notice to terminate the transaction.

Investment income

During the three months ended June 30, 2021, we recognized investment income aggregating $304.3 million, which consisted of $60.2 million of realized gains and $244.0 million of unrealized gains. Realized gains consisted primarily of sales of investments and distributions received. Unrealized gains of $244.0 million primarily consisted of increases in fair values of our investments in publicly traded companies and investments in privately held entities that report NAV during the three months ended June 30, 2021.

During the three months ended June 30, 2020, we recognized investment income aggregating $184.7 million, which consisted of $171.7 million of unrealized gains and $13.0 million of realized gains.

For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report. For our impairments accounting policy, refer to the “Investments” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report.

Comparison of results for the six months ended June 30, 2021, to the six months ended June 30, 2020

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

For additional discussion related to the COVID-19 pandemic and its impact to us, refer to “The COVID-19 pandemic” section within this Item 2. In addition, refer to “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2020, for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Income from rentals:
Same Properties	$607,884	$588,729	$19,155	3.3%
Non-Same Properties	159,153	90,768	68,385	75.3
Rental revenues	767,037	679,497	87,540	12.9

Same Properties	192,670	179,546	13,124	7.3
Non-Same Properties	27,359	14,418	12,941	89.8
Tenant recoveries	220,029	193,964	26,065	13.4

Income from rentals	987,066	873,461	113,605	13.0

Same Properties	205	140	65	46.4
Non-Same Properties	2,197	3,274	(1,077)	(32.9)
Other income	2,402	3,414	(1,012)	(29.6)

Same Properties	800,759	768,415	32,344	4.2
Non-Same Properties	188,709	108,460	80,249	74.0
Total revenues	989,468	876,875	112,593	12.8

Same Properties	216,827	208,894	7,933	3.8
Non-Same Properties	65,016	44,120	20,896	47.4
Rental operations	281,843	253,014	28,829	11.4

Same Properties	583,932	559,521	24,411	4.4
Non-Same Properties	123,693	64,340	59,353	92.2
Net operating income	$707,625	$623,861	$83,764	13.4%

Net operating income – Same Properties	$583,932	$559,521	$24,411	4.4%
Straight-line rent revenue	(32,272)	(42,645)	10,373	(24.3)
Amortization of acquired below-market leases	(6,717)	(9,368)	2,651	(28.3)
Net operating income – Same Properties (cash basis)	$544,943	$507,508	$37,435	7.4%

Income from rentals

Total income from rentals for the six months ended June 30, 2021, increased by $113.6 million, or 13.0%, to $987.1 million, compared to $873.5 million for the six months ended June 30, 2020, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the six months ended June 30, 2021, increased by $87.5 million, or 12.9%, to $767.0 million, compared to $679.5 million for the six months ended June 30, 2020. The increase was primarily due to an increase in rental revenues from our Non-Same Properties aggregating $68.4 million primarily related to 1.3 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2020, and 78 operating properties aggregating 9.0 million RSF acquired subsequent to January 1, 2020.

Rental revenues from our Same Properties for the six months ended June 30, 2021, increased by $19.2 million, or 3.3%, to $607.9 million, compared to $588.7 million for the six months ended June 30, 2020. The increase was primarily due to a $23.5 million increase in rental revenues from rental rate increases on lease renewals and re-leasing of space since January 1, 2020. This increase was partially offset by a $3.7 million decrease in retail and retail-related and transient parking revenues, due to the continued impact of COVID-19 during the six months ended June 30, 2021.

Tenant recoveries

Tenant recoveries for the six months ended June 30, 2021, increased by $26.1 million, or 13.4%, to $220.0 million, compared to $194.0 million for the six months ended June 30, 2020. This increase was primarily from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2020, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the six months ended June 30, 2021, increased by $13.1 million, or 7.3%, primarily due to the increase in recoverable contract services, higher property tax expenses resulting from higher assessed values of our properties, higher property insurance, and higher utilities expenses during the six months ended June 30, 2021, as discussed under “Rental operations” below. As of June 30, 2021, 94% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the six months ended June 30, 2021 and 2020, was $2.4 million and $3.4 million, respectively, primarily consisting of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the six months ended June 30, 2021, increased by $28.8 million, or 11.4%, to $281.8 million, compared to $253.0 million for the six months ended June 30, 2020. The increase was primarily due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Income from rentals.”

Same Properties’ rental operating expenses increased by $7.9 million, or 3.8%, to $216.8 million during the six months ended June 30, 2021, compared to $208.9 million for the six months ended June 30, 2020. The aggregate $11.9 million increase was primarily the result of higher contract services expenses, recoverable property tax expenses driven by higher assessed values of our properties, higher utility expenses, and higher property insurance. The increase was partially offset by a $4.0 million decrease in retail and retail-related and transient parking operating expenses, due to the impact of COVID-19 during the six months ended June 30, 2021.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2021, increased by $8.1 million, or 12.8%, to $71.9 million, compared to $63.7 million for the six months ended June 30, 2020. The increase was primarily due to costs related to the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed above under “Income from rentals.” As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended June 30, 2021 and 2020, were 9.8% and 10.3%, respectively.

Interest expense

Interest expense for the six months ended June 30, 2021 and 2020, consisted of the following (dollars in thousands):

	Six Months Ended June 30,
Component	2021	2020	Change
Gross interest	$155,003	$146,226	$8,777
Capitalized interest	(83,378)	(55,473)	(27,905)
Interest expense	$71,625	$90,753	$(19,128)

Average debt balance outstanding(1)	$8,773,651	$7,358,158	$1,415,493
Weighted-average annual interest rate(2)	3.5%	4.0%	(0.5)%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$700 million unsecured senior notes payable	5.05%	March 2020	$8,109
$1.0 billion unsecured senior notes payable	1.97%	August 2020	9,446
$900 million unsecured senior notes payable - green bond	2.12%	February 2021	6,734
$850 million unsecured senior notes payable	3.08%	February 2021	9,449
Other increase in interest			736
Total increases			34,474
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable	Various	December 2020	(1,979)
$500 million unsecured senior notes payable	4.04%	September 2020	(9,830)
$650 million unsecured senior notes payable – green bond	4.03%	March 2021	(9,640)
Fluctuations in interest rate and average balance:
Unsecured senior line of credit			(1,546)
$1.5 billion commercial paper program			(2,702)
Total decreases			(25,697)
Change in gross interest			8,777
Increase in capitalized interest			(27,905)
Total change in interest expense			$(19,128)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the six months ended June 30, 2021, increased by $27.4 million, or 8.0%, to $371.0 million, compared to $343.5 million for the six months ended June 30, 2020. The increase was primarily due to additional depreciation from 1.3 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2020, and 78 operating properties aggregating 9.0 million RSF acquired subsequent to January 1, 2020.

Impairment of real estate

During the three months ended December 31, 2020, we recognized impairment charges aggregating $25.2 million upon classification as held for sale of three of our office properties located in our San Francisco Bay Area and Seattle markets to lower the carrying amounts of these properties to their estimated fair values less costs to sell. During the six months ended June 30, 2021, we recognized impairment charges aggregating $10.1 million, primarily related to additional impairment charges for these three properties, based on the sales price negotiated for each property in June 2021 less costs to sell. We expect to complete these sales during the third quarter of 2021.

During the six months ended June 30, 2020, we recognized impairment charges aggregating $15.2 million, which primarily consisted of a $10 million write-off of the preacquisition deposit for a previously pending acquisition of an operating tech office property for which our revised economic projections declined from our initial underwriting. We recognized this impairment charge in April 2020 concurrently with the submission of our notice to terminate the transaction.

Loss on early extinguishment of debt

During the six months ended June 30, 2021, we recognized a loss on early extinguishment of debt of $67.3 million, including the write-off of unamortized loan fees primarily related to the refinancing of our 4.00% unsecured senior notes payable aggregating $650.0 million due in 2024 pursuant to a partial cash tender offer completed on February 10, 2021, and a subsequent call for redemption for the remaining outstanding amounts completed on March 12, 2021.

Equity in earnings of unconsolidated real estate joint ventures

During the six months ended June 30, 2021, we recognized equity in earnings of unconsolidated real estate joint ventures of $6.1 million.

During the six months ended June 30, 2020, we recognized equity in earnings of unconsolidated real estate joint ventures aggregating $777 thousand. This balance consisted of earnings from our unconsolidated real estate joint ventures of approximately $8.4 million, partially offset by an impairment charge on one of our unconsolidated joint ventures. In March 2020, the impact of COVID-19 pandemic led to the temporary closure of a retail center owned by our 1401/1413 Research Boulevard joint venture. We evaluated the recoverability of our investment in this joint venture and recognized a $7.6 million impairment charge to lower the carrying amount of our investment balance, which primarily consisted of real estate, to zero. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investment income

During the six months ended June 30, 2021, we recognized investment income aggregating $305.3 million, which consisted of $107.5 million of realized gains and $197.8 million of unrealized gains. Realized gains consisted of $116.4 million related to the sales of investments and distributions received, partially offset by impairments of $8.9 million related to investments in privately held entities that do not report NAV. Unrealized gains of $197.8 million during the six months ended June 30, 2021, primarily consisted of increases in fair values of our investments in publicly traded companies and investments in privately held entities that report NAV.

For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report. For our impairments accounting policy, refer to the “Investments” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report.

During the six months ended June 30, 2020, we recognized investment income aggregating $162.8 million, which consisted of $8.3 million of realized gains and $154.5 million of unrealized gains.

Gain on sales of real estate

During the six months ended June 30, 2021, we recognized $2.8 million of gains related to the completion of two real estate dispositions. These gains were classified in gain on sales of real estate within our consolidated statements of operations for the six months ended June 30, 2021.

Summary of capital expenditures

Our construction spending for the six months ended June 30, 2021, consisted of the following (in thousands):

Construction Spending	Six Months Ended June 30, 2021
Additions to real estate – consolidated projects	$1,001,983
Investments in unconsolidated real estate joint ventures	720
Contributions from noncontrolling interests	(30,138)
Construction spending (cash basis)	972,565
Change in accrued construction	20,451
Construction spending for the six months ended June 30, 2021	993,016
Projected construction spending for the six months ending December 31, 2021	916,984
Guidance midpoint	$1,910,000

The following table summarizes the total projected construction spending for the year ending December 31, 2021, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2021
Development, redevelopment, and pre-construction projects(1)	$1,790,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(100,000)
Revenue-enhancing and repositioning capital expenditures	155,000
Non-revenue-enhancing capital expenditures	65,000
Guidance midpoint	$1,910,000

(1)Refer to the definition of “Development, redevelopment, and pre-construction” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, funds from operations per share attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, as adjusted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2021, as set forth, in the tables below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable GAAP measure, to funds from operations per share and funds from operations per share, as adjusted, non-GAAP measures, and other key assumptions included in our updated guidance for the year ending December 31, 2021. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-looking statements” within this Item 2.

2021 Guidance
Summary of Key Changes in Guidance	As of 7/26/21	As of 6/14/21
EPS, FFO per share, and FFO per share, as adjusted	See updates below
Same property net operating income increase	2.0% to 4.0%	1.7% to 3.7%
Same property net operating income increase (cash basis)	4.7% to 6.7%	4.3% to 6.3%
Fixed-charge coverage ratio – fourth quarter of 2021, annualized	Greater than or equal to 5.0x	Greater than or equal to 4.8x

Projected 2021 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 7/26/21	As of 6/14/21
Earnings per share(1)	$3.46 to $3.54	$1.60 to $1.70
Depreciation and amortization of real estate assets	5.50	5.50
Gain on sales of real estate	(0.02)	(0.02)
Impairment of real estate – rental properties	0.05	0.04
Allocation of unvested restricted stock awards	(0.04)	(0.03)
Funds from operations per share(2)	$8.95 to $9.03	$7.09 to $7.19
Unrealized (gains) losses on non-real estate investments	(1.39)	0.34
Realized gains on non-real estate investments(3)	(0.41)	(0.17)
Impairment of real estate	0.02	—
Loss on early extinguishment of debt	0.47	0.49
Allocation to unvested restricted stock awards	0.01	(0.01)
Other	0.06	(0.04)
Funds from operations per share, as adjusted(2)	$7.71 to $7.79	$7.70 to $7.80
Midpoint	$7.75	$7.75

(1)Excludes unrealized gains or losses after June 30, 2021, that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Refer to the definition of “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(3)Represents realized gains related to the acquisition of one of our privately held non-real estate investments in a biopharmaceutical company by a pharmaceutical company and the sale of investments in two publicly traded biotechnology companies.

Key Assumptions(1) (Dollars in millions)	2021 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2021	94.3%	94.9%
Lease renewals and re-leasing of space:
Rental rate increases	31.0%	34.0%
Rental rate increases (cash basis)	18.0%	21.0%
Same property performance:
Net operating income increase	2.0%	4.0%
Net operating income increase (cash basis)	4.7%	6.7%
Straight-line rent revenue	$119	$129
General and administrative expenses	$146	$151
Capitalization of interest	$172	$182
Interest expense	$128	$138

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

Key Credit Metrics	2021 Guidance
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2021, annualized	Less than or equal to 5.2x
Fixed-charge coverage ratio – fourth quarter of 2021, annualized	Greater than or equal to 5.0x

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share	Operating RSF at 100%
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%	388,270
225 Binney Street/Greater Boston/Cambridge/Inner Suburbs	70.0%	305,212
57 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%	— (2)
409 and 499 Illinois Street/San Francisco Bay Area/Mission Bay	40.0%	455,069
1500 Owens Street/San Francisco Bay Area/Mission Bay	49.9%	158,267
Alexandria Technology Center® – Gateway/San Francisco Bay Area/South San Francisco(3)	53.2%	1,089,852
213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%	300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%	155,685
Alexandria Center® for Life Science – Millbrae Station/San Francisco Bay Area/South San Francisco	63.0%	—
Alexandria Point/San Diego/University Town Center(4)	45.0%	1,337,916
5200 Illumina Way/San Diego/University Town Center	49.0%	792,687
9625 Towne Centre Drive/San Diego/University Town Center	49.9%	163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(5)	50.0%	677,597
The Eastlake Life Science Campus by Alexandria/Seattle/Lake Union(6)	70.0%	321,218

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(7)	Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%	586,208
Menlo Gateway/San Francisco Bay Area/Greater Stanford	49.0%	772,983
1401/1413 Research Boulevard/Maryland/Rockville	65.0% (8)	(9)

(1)In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in five other real estate joint ventures in North America.
(2)We expect to commence vertical construction of 275,000 RSF during 2021.
(3)Includes 601, 611, 651, 681, 685, and 701 Gateway Boulevard in our South San Francisco submarket. Noncontrolling interest share is anticipated to be 49% as we make further contributions into the joint venture over time.
(4)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4161, 4224, and 4242 Campus Point Court in our University Town Center submarket.
(5)Includes 9605, 9645, 9675, 9685, 9725, 9735, 9808, 9855, and 9868 Scranton Road 10055 and 10065 Barnes Canyon Road in our Sorrento Mesa submarket.
(6)Includes 1201 and 1208 Eastlake Avenue East and 199 East Blaine Street in our Lake Union submarket.
(7)In addition to the unconsolidated real estate joint ventures listed, we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.
(8)Represents our ownership interest; our voting interest is limited to 50%.
(9)Joint venture with a distinguished retail real estate developer for an approximate 90,000 RSF retail shopping center.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of June 30, 2021 (dollars in thousands):

		Maturity Date	Stated Rate	Interest Rate(1)		Debt Balance at 100%(2)
Unconsolidated Joint Venture	Our Share
1401/1413 Research Boulevard	65.0%	5/17/22	L+2.50%	3.50%	(3)	$26,921
1655 and 1725 Third Street	10.0%	3/10/25	4.50%	4.57%		598,444
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%		155,579
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%		138,245
						$919,189
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2021.
(3)This loan is subject to a fixed floor rate of 3.5%.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures for the three and six months ended June 30, 2021 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2021		June 30, 2021
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Total revenues	$48,353	$93,115	$12,207	$22,719
Rental operations	(12,613)	(24,628)	(2,279)	(3,825)
	35,740	68,487	9,928	18,894
General and administrative	(223)	(332)	(124)	(154)
Interest	—	—	(3,060)	(5,383)
Depreciation and amortization	(16,301)	(31,744)	(4,135)	(7,211)
Fixed returns allocated to redeemable noncontrolling interests(1)	220	437	—	—
	$19,436	$36,848	$2,609	$6,146

Straight-line rent and below-market lease revenue	$1,227	$2,082	$1,117	$2,115
Funds from operations(2)	$35,737	$68,592	$6,744	$13,357

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

	As of June 30, 2021
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$1,795,944	$478,137
Cash, cash equivalents, and restricted cash	61,225	7,237
Other assets	228,471	61,995
Secured notes payable	—	(219,705)
Other liabilities	(94,845)	(4,042)
Redeemable noncontrolling interests	(11,567)	—
	$1,979,228	$323,622

During the six months ended June 30, 2021 and 2020, our consolidated real estate joint ventures distributed an aggregate of $53.8 million and $38.2 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

	June 30, 2021
(In thousands)	Three Months Ended		Six Months Ended		Year Ended December 31, 2020
Realized gains	$60,232	(1)	$107,497	(2)	$47,288	(3)
Unrealized gains	244,031		197,780		374,033
Investment income	$304,263		$305,277		$421,321

Investments (In thousands)	Cost	Unrealized Gains		Carrying Amount
Publicly traded companies	$226,831	$401,095	(4)	$627,926
Entities that report NAV	362,020	466,065		828,085
Entities that do not report NAV:
Entities with observable price changes	57,237	94,341		151,578
Entities without observable price changes	343,646	—		343,646
Investments held at adjusted carrying value or fair value	$989,734	$961,501		1,951,235

Investments accounted for under the equity method of accounting				48,048
Total investments				$1,999,283	(5)
(1)Includes realized gains of $34.8 million related to the sales of our investments in two publicly traded biotechnology companies.
(2)Includes realized gains of $57.7 million related to the acquisition of one of our privately held non-real estate investments in a biopharmaceutical company by a pharmaceutical company and the sales of investments in two publicly traded biotechnology companies.
(3)Includes impairments of $24.5 million related to investments in privately held entities that do not report NAV.
(4)Includes gross unrealized gains and losses of $416.0 million and $14.9 million, respectively, as of June 30, 2021.
(5)Represents 3.4% of total gross assets as of June 30, 2021.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$4.5B		(in millions)

$2,200
$3,000
$3,000
$384
$100
<$200
SIGNIFICANT AVAILABILITY
MINIMAL OUTSTANDING
12/31/19
12/31/20
12/31/21 Goal
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$2,700
Outstanding forward equity sales agreements(1)	778
Cash, cash equivalents, and restricted cash	358
Investments in publicly traded companies	628
Liquidity as of June 30, 2021	$4,464

Net Debt and Preferred Stock to Adjusted EBITDA(2)		Fixed-Charge Coverage Ratio(2)

(1)Represents expected net proceeds from the future settlement of the remaining 4.6 million shares outstanding under our forward equity sales agreements as of June 30, 2021.
(2)Quarter annualized. Refer to the definitions of “Net debt and preferred stock to Adjusted EBITDA” and “Fixed-charge coverage ratio” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details.

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, and payment of dividends through net cash provided by operating activities, periodic asset sales, strategic real estate joint venture capital, long-term secured and unsecured indebtedness, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, and issuances of additional debt and/or equity securities.

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
•Maintain diverse sources of capital, including sources from net cash provided by operating activities, unsecured debt, secured debt, selective real estate asset sales, partial interest sales, non-real estate investment sales, and common stock;
•Maintain commitment to long-term capital to fund growth;
•Maintain prudent laddering of debt maturities;
•Maintain solid credit metrics;
•Maintain significant balance sheet liquidity;
•Mitigate variable-rate debt exposure through the reduction of short-term and medium-term variable-rate debt;
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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of June 30, 2021 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	L+0.815%	$3,000,000	$300,000	$2,700,000
Outstanding forward equity sales agreements(1)				778,362
Cash, cash equivalents, and restricted cash				357,573
Investments in publicly traded companies				627,926
Total liquidity as of June 30, 2021				$4,463,861

(1)Represents expected net proceeds from the future settlement of the remaining 4.6 million shares outstanding under our forward equity sales agreements as of June 30, 2021.

Cash, cash equivalents, and restricted cash

As of June 30, 2021, and December 31, 2020, we had $357.6 million and $597.7 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash from operating activities, proceeds from real estate asset sales and partial interest sales, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by operating activities	$451,814	$393,657	$58,157
Net cash used in investing activities	$(4,136,457)	$(1,397,060)	$(2,739,397)
Net cash provided by financing activities	$3,444,082	$1,002,969	$2,441,113

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the six months ended June 30, 2021, increased to $451.8 million, compared to $393.7 million for the six months ended June 30, 2020. This increase was primarily attributable to (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2020, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2020.

Investing activities

Cash used in investing activities for the six months ended June 30, 2021 and 2020, consisted of the following (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020
Sources of cash from investing activities:
Sales of non-real estate investments	$162,550	$68,468	$94,082
Proceeds from sales of real estate	25,695	—	25,695
Return of capital from unconsolidated real estate joint ventures	—	20,225	(20,225)
Change in escrow deposits	—	18,719	(18,719)
	188,245	107,412	80,833
Uses of cash for investing activities:
Purchases of real estate	2,947,469	699,901	2,247,568
Additions to real estate	1,001,983	725,742	276,241
Acquisition of interest in unconsolidated real estate joint ventures	9,048	—	9,048
Investments in unconsolidated real estate joint ventures	720	2,861	(2,141)
Change in escrow deposits	131,974	—	131,974
Additions to non-real estate investments	233,508	75,968	157,540
	4,324,702	1,504,472	2,820,230

Net cash used in investing activities	$4,136,457	$1,397,060	$2,739,397

The increase in net cash used in investing activities for the six months ended June 30, 2021, was primarily due to an increased use of cash for property acquisitions and additions to real estate, partially offset by increased proceeds from sales of non-real estate investments and sales of real estate. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Financing activities

Cash flows provided by financing activities for the six months ended June 30, 2021 and 2020, consisted of the following (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Repayments of borrowings from secured notes payable	$(16,250)	$(3,088)	$(13,162)
Proceeds from issuance of unsecured senior notes payable	1,743,716	699,532	1,044,184
Repayments of unsecured senior notes payable	(650,000)	—	(650,000)
Premium paid for early extinguishment of debt	(66,829)	—	(66,829)
Borrowings from unsecured senior line of credit	2,101,000	1,470,000	631,000
Repayments of borrowings from unsecured senior line of credit	(2,101,000)	(1,414,000)	(687,000)
Proceeds from issuance under commercial paper program	12,290,000	8,179,900	4,110,100
Repayments of borrowings from commercial paper program	(12,090,000)	(8,179,900)	(3,910,100)
Payments of loan fees	(16,870)	(7,957)	(8,913)
Changes related to debt	1,193,767	744,487	449,280

Contributions from and sales of noncontrolling interests	357,597	55,775	301,822
Distributions to and purchases of noncontrolling interests	(53,812)	(38,482)	(15,330)
Proceeds from the issuance of common stock	2,266,464	504,338	1,762,126
Dividend payments	(311,760)	(256,259)	(55,501)
Taxes paid related to net settlement of equity awards	(8,174)	(6,890)	(1,284)
Net cash provided by financing activities	$3,444,082	$1,002,969	$2,441,113

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2021, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	As of 7/26/21
	Range		Midpoint	Certain Completed Items
Sources of capital:
Net cash provided by operating activities after dividends	$210	$250	$230
Incremental debt	1,215	875	1,045	see below
2020 debt capital proceeds held in cash at the beginning of 2021	150	250	200
Real estate dispositions and partial interest sales (refer to the “Dispositions and sales of partial interest” section within Item 2 for additional information)	1,670	2,170	1,920	$579
Common equity	2,975	3,975	3,475	$3,048 (1)
Total sources of capital	$6,220	$7,520	$6,870

Uses of capital:
Construction (refer to the “Summary of capital expenditures” section within Item 2 for additional information)	$1,760	$2,060	$1,910
Acquisitions (refer to the “Acquisitions” section within Item 2 for additional information)	4,460	5,460	4,960	$3,340
Total uses of capital	$6,220	$7,520	$6,870

Incremental debt (included above):
Issuance of unsecured senior notes payable	$1,750	$1,750	$1,750	$1,750
Principal repayments of unsecured senior notes payable	(650)	(650)	(650)	$(650)
Unsecured senior line of credit, commercial paper, and other	115	(225)	(55)
Incremental debt	$1,215	$875	$1,045
(1)Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional details on our June 2021 public offering of common stock. During the six months ended June 30, 2021, we issued 13.8 million shares of common stock and received net proceeds of $2.3 billion. We expect to issue 4.6 million shares in the second half of 2021 to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $778.4 million.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2020; as well as “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $210.0 million to $250.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2021. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. We also exclude significant contract termination fees that represent an ancillary source of cash that is not associated with any ongoing activity at any of our operating properties. For the year ending December 31, 2021, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed and along with contributions from Same Properties and recently acquired properties, to contribute significant increases in income from rentals, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $49 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash flows” subsection of the “Liquidity” section within this Item 2 for a discussion of cash flows provided by operating activities for the six months ended June 30, 2021.

Debt

We expect to fund a portion of our capital needs for the remainder of 2021 from the settlement of our outstanding forward equity sales agreements, sales of our common stock under our ATM program, issuances under our commercial paper program discussed below, borrowings under our unsecured senior line of credit, and real estate dispositions and partial interest sales.

As of June 30, 2021, we have no outstanding balance on our unsecured senior line of credit. Our unsecured senior line of credit bears an interest rate of LIBOR plus 0.825% with a 0% LIBOR floor and is subject to certain annual sustainability measures entitling us to a temporary reduction in the interest rate margin of one basis point, but not below zero percent per year. During the year ended December 31, 2020, we achieved certain sustainability measures, as described in our unsecured senior line of credit agreement, which reduced our borrowing rate to LIBOR plus 0.815% for a one-year period. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding.

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

We established a commercial paper program that provides us with the ability to issue up to $1.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance on our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at LIBOR plus 0.815%. The commercial paper notes sold during the three months ended June 30, 2021, were issued at a weighted-average yield to maturity of 0.20%. As of June 30, 2021, we had an aggregate of $300.0 million of notes outstanding under our commercial paper program.

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

Proactive management of transition away from LIBOR

LIBOR has been used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including variable-rate debt and interest rate swap contracts. However, based on an announcement made by the Financial Conduct Authority (“FCA”) on March 5, 2021, all LIBOR settings will effectively cease after June 30, 2023, and it is expected that LIBOR will no longer be used after this date. To address the impending discontinuation of LIBOR, in the U.S. the Alternative Reference Rates Committee (“ARRC”) was established to help ensure the successful transition from LIBOR. In June 2017, the ARRC selected SOFR, a new index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for U.S. dollar LIBOR. We have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•We have proactively eliminated outstanding LIBOR-based borrowings under our unsecured senior bank term loans and secured construction loans through repayments. From January 2017 through June 2021, we retired approximately $1.5 billion of all such debt.
•During 2020, we increased the aggregate amount of our commercial paper program to $1.5 billion from $750.0 million. This program provides us with ability to issue commercial paper notes bearing interest at short-term fixed rates, with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subject to LIBOR and is used for funding short-term working capital needs. As of June 30, 2021, we had an aggregate of $300.0 million of notes outstanding under our commercial paper program.
•We continue to prudently manage outstanding borrowings under our unsecured senior line of credit. As of June 30, 2021, we had no borrowings outstanding under our unsecured senior line of credit. Our unconsolidated joint venture at 1401/1413 Research Boulevard holds a LIBOR-based construction loan with an outstanding balance of $26.9 million that matures in May 2022. We hold a 65.0% interest in this unconsolidated joint venture.
•Our unsecured senior line of credit contains fallback language generally consistent with the ARRC’s Amendment Approach, which provides a streamlined amendment approach for negotiating a benchmark replacement.
•We continue to monitor developments by the FCA, the ARRC, and other governing bodies involved in LIBOR transition.

Refer to Note 10 – “Secured and unsecured senior debt” and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this quarterly report on Form 10-Q and “Item 1A. Risk factors” of our annual report on Form 10-K for the year ended December 31, 2020, for additional information about our management of risks related to the transition away from LIBOR.

Real estate dispositions and partial interest sales

We expect to continue the disciplined execution of select sales of operating assets. Future sales will provide an important source of capital to fund a portion of pending and recently completed opportunistic acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2021, we expect real estate dispositions and partial interest sales ranging from $1.7 billion to $2.2 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

As a REIT, we are generally subject to a 100% tax on the net income from real estate asset sales that the IRS characterizes as “prohibited transactions.” We do not expect our sales will be categorized as prohibited transactions. However, unless we meet certain “safe harbor” requirements, whether a real estate asset sale is a “prohibited transaction” will be based on the facts and circumstances of the sale. Our real estate asset sales may not always meet such “safe harbor” requirements. Refer to “Item 1A. Risk factors” of our annual report on Form 10-K for the year ended December 31, 2020, for additional information about the “prohibited transaction” tax.

Common equity transactions

During the six months ended June 30, 2021, our common equity transactions included the following:

•In January 2021, we entered into forward equity sales agreements to sell 6.9 million shares of our common stock (including the exercise of underwriters’ option) aggregating $1.1 billion at a public offering price of $164.00 per share, before underwriting discounts and commissions.
•During the three months ended March 31, 2021, we settled a portion of our forward equity sales agreements by issuing 5.4 million shares and received proceeds of $850.5 million.
•We expect to issue 1.5 million shares in 2021 to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $230.5 million.
•In February 2021, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.0 billion of our common stock.
•During the three months ended March 31, 2021, we issued 3.1 million shares under our ATM program at a price of $163.26 per share (before underwriting discounts) and received net proceeds of $492.3 million.
•As of June 30, 2021, and as of the date of this report, the remaining aggregate amount available under our ATM program for future sales of common stock aggregated $500.0 million.
•In March 2021, we issued the remaining 362 thousand shares of common stock to settle our forward equity sales agreements that were outstanding as of December 31, 2020, and received net proceeds of $56.2 million.
•In June 2021, we entered into forward equity sales agreements to sell 8.1 million shares of our common stock (including the exercise of underwriters’ option) aggregating $1.5 billion at a public offering price of $184.00 per share, before underwriting discounts and commissions.
•During the three months ended June 30, 2021, we settled a portion of our forward equity sales agreements by issuing 4.9 million shares and received net proceeds of $870.3 million.
•We expect to issue 3.1 million shares in 2021 to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $547.8 million.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in real estate joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the six months ended June 30, 2021, we received $357.6 million of contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 3.4 million RSF of Class A office/laboratory and tech office space undergoing construction, 7.7 million RSF of near-term and intermediate-term development and redevelopment projects, and 10.3 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A development and redevelopment properties: current projects” and “Summary of capital expenditures” subsections of the “Investments in real estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2021 and 2020, of $83.4 million and $55.5 million, respectively, was classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, pre-construction, and construction projects, which aggregated $34.0 million and $32.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase in capitalized payroll and other indirect project costs for the six months ended June 30, 2021, compared to the same period in 2020 was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities in 2021 over 2020. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $11.7 million for the six months ended June 30, 2021.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the six months ended June 30, 2021, we capitalized total initial direct leasing costs of $72.5 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section of Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report, and the “Acquisitions” subsection of the “Investments in real estate” section within this Item 2 for information on our acquisitions.

Dividends

During the six months ended June 30, 2021 and 2020, we paid common stock dividends of $311.8 million and $256.3 million, respectively. The increase of $55.5 million in dividends paid on our common stock during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2020, as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $2.18 per common share paid during the six months ended June 30, 2021, from $2.06 per common share paid during the six months ended June 30, 2020.

Contractual obligations and commitments

Contractual obligations as of June 30, 2021, consisted of the following (in thousands):

		Payments by Period
	Total	2021	2022–2023	2024–2025	Thereafter
Secured and unsecured debt(1)(2)	$8,896,442	$1,731	$7,364	$783,593	$8,103,754
Estimated interest payments on fixed-rate debt(3)	3,823,243	148,567	593,689	566,553	2,514,434
Ground lease obligations – operating leases	851,055	9,209	37,150	37,514	767,182
Operating office leases	26,702	1,265	5,253	5,583	14,601
Total	$13,597,442	$160,772	$643,456	$1,393,243	$11,399,971

(1)Amounts represent principal amounts due and exclude unamortized premiums (discounts) and deferred financing costs reflected in the consolidated balance sheets under Item 1 of this report.
(2)Payment dates reflect any extension options that we control.
(3)Amounts are based upon contractual interest rates, including interest payment dates and scheduled maturity dates.

Secured notes payable

Secured notes payable as of June 30, 2021, consisted of four notes secured by nine properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.54%. As of June 30, 2021, the total book value of our investments in real estate securing debt was approximately $887.1 million. Additionally, as of June 30, 2021, our entire secured notes payable balance of $228.0 million, including unamortized discounts and deferred financing costs, was fixed-rate debt.

Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of June 30, 2021, were as follows:

Covenant Ratios(1)	Requirement	June 30, 2021
Total Debt to Total Assets	Less than or equal to 60%	31%
Secured Debt to Total Assets	Less than or equal to 40%	1%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	10.4x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	301%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of June 30, 2021, were as follows:

Covenant Ratios(1)	Requirement	June 30, 2021
Leverage Ratio	Less than or equal to 60.0%	28.1%
Secured Debt Ratio	Less than or equal to 45.0%	0.7%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.15x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	8.21x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt were calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of June 30, 2021, 97% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report.

Ground lease obligations

Operating lease agreements

Ground lease obligations as of June 30, 2021, included leases for 38 of our properties, which accounted for approximately 10% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.9 million as of June 30, 2021, our ground lease obligations have remaining lease terms ranging from approximately 32 to 93 years, including available extension options that we are reasonably certain to exercise.

As of June 30, 2021, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $851.1 million and $26.7 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of June 30, 2021, the present value of the remaining contractual payments, aggregating $877.8 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $371.9 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of June 30, 2021, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 44 years, and the weighted-average discount rate was 4.8%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $397.0 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease accounting” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Commitments

As of June 30, 2021, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.7 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $88.3 million primarily related to construction projects, including one $77.5 million letter of credit we issued during the three months ended June 30, 2021. The $77.5 million letter of credit serves to secure our performance under the purchase and sale agreement of our acquisition of Charles Park in our Cambridge submarket for a purchase price of $815.0 million. We expect to complete this acquisition in December 2021, and the letter of credit will expire in January 2022.

We are committed to funding approximately $339.3 million for non-real estate investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 9.0 years as of June 30, 2021.

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

Foreign currency translation gains and losses

The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the six months ended June 30, 2021, due to the changes in the foreign exchange rates for our real estate investments in Canada and Asia. We reclassify unrealized foreign currency translation gains and losses into net income (loss) as we dispose of these holdings.

(In thousands)	Total
Balance as of December 31, 2020	$(6,625)

Other comprehensive income before reclassifications	2,117
Net other comprehensive income	2,117

Balance as of June 30, 2021	$(4,508)

Inflation

As of June 30, 2021, approximately 94% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit, commercial paper program, unsecured senior bank term loans, and secured loans held by our unconsolidated joint ventures.

In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q for a discussion about risks that inflation directly or indirectly may pose to our business.

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents on a combined basis for the Issuer and the Guarantor Subsidiary balance sheet financial information as of June 30, 2021, and December 31, 2020, and results of operations and comprehensive income for the six months ended June 30, 2021, and year ended December 31, 2020. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information as of June 30, 2021, and December 31, 2020, and for the six months ended June 30, 2021, and the year ended December 31, 2020, for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	June 30, 2021	December 31, 2020
Assets:
Cash, cash equivalents, and restricted cash	$168,351	$404,802
Other assets	106,055	100,689
Total assets	$274,406	$505,491

Liabilities:
Unsecured senior notes payable	$8,313,025	$7,232,370
Unsecured senior line of credit and commercial paper	299,990	99,991
Other liabilities	371,575	341,621
Total liabilities	$8,984,590	$7,673,982

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Total revenues	$12,106	$22,946
Total expenses	(211,375)	(355,370)
Net loss	(199,269)	(332,424)
Net income (loss) attributable to unvested restricted stock awards	—	(10,168)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(199,269)	$(342,592)

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

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and six months ended June 30, 2021 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2021		June 30, 2021
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Net income	$19,436	$36,848	$2,609	$6,146
Depreciation and amortization	16,301	31,744	4,135	7,211
Funds from operations	$35,737	$68,592	$6,744	$13,357

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and six months ended June 30, 2021 and 2020. Per share amounts may not add due to rounding.

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021		2020	2021		2020
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$380,563		$226,600	$388,542		$244,845
Depreciation and amortization of real estate assets	186,498		165,040	364,218		337,668
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(16,301)		(15,775)	(31,744)		(31,645)
Our share of depreciation and amortization from unconsolidated real estate JVs	4,135		2,858	7,211		5,501
Gain on sales of real estate	—		—	(2,779)		—
Impairment of real estate – rental properties	1,754		—	6,883		7,644
Allocation to unvested restricted stock awards	(2,191)		(2,228)	(4,427)		(4,531)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	554,458		376,495	727,904		559,482
Unrealized gains on non-real estate investments	(244,031)		(171,652)	(197,780)		(154,508)
Realized gains on non-real estate investments	(34,773)	(2)	—	(57,692)	(3)	—
Impairment of real estate	3,172		13,218	3,172		15,221
Impairment of non-real estate investments	—		4,702	—		24,482
Loss on early extinguishment of debt	—		—	67,253		—
Allocation to unvested restricted stock awards	3,428		2,251	2,382		1,711
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$282,254		$225,014	$545,239		$446,388

(1)Calculated in accordance with standards established by the Nareit Board of Governors.
(2)Represents realized gains related to the sales of our investments in two publicly traded biotechnology companies.
(3)Represents realized gains related to the acquisition of one of our privately held non-real estate investments in a biopharmaceutical company by a pharmaceutical company and the sale of investments in two publicly traded biotechnology companies.

	Three Months Ended June 30,		Six Months Ended June 30,
(Per share)	2021	2020	2021	2020
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$2.61	$1.82	$2.74	$1.99
Depreciation and amortization of real estate assets	1.19	1.22	2.39	2.53
Gain on sales of real estate	—	—	(0.02)	—
Impairment of real estate – rental properties	0.01	—	0.05	0.06
Allocation to unvested restricted stock awards	(0.01)	(0.01)	(0.03)	(0.04)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	3.80	3.03	5.13	4.54
Unrealized gains on non-real estate investments	(1.67)	(1.38)	(1.39)	(1.25)
Realized gains on non-real estate investments	(0.24)	—	(0.41)	—
Impairment of real estate	0.02	0.11	0.02	0.12
Impairment of non-real estate investments	—	0.04	—	0.20
Loss on early extinguishment of debt	—	—	0.47	—
Allocation to unvested restricted stock awards	0.02	0.01	0.02	0.02
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.93	$1.81	$3.84	$3.63

Weighted-average shares of common stock outstanding – diluted(1)	146,058	124,448	141,896	123,117

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

The following table reconciles net income (loss) and revenues, the most directly comparable financial measures calculated and presented in accordance with GAAP, to Adjusted EBITDA and revenues, as adjusted, respectively, for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$404,520	$243,561	$430,053	$274,239
Interest expense	35,158	45,014	71,625	90,753
Income taxes	2,800	1,406	4,226	2,747
Depreciation and amortization	190,052	168,027	370,965	343,523
Stock compensation expense	12,242	9,185	24,688	19,114
Loss on early extinguishment of debt	—	—	67,253	—
Gain on sales of real estate	—	—	(2,779)	—
Realized gains on non-real estate investments	(34,773)	—	(57,692)	—
Unrealized gains on non-real estate investments	(244,031)	(171,652)	(197,780)	(154,508)
Impairment of real estate	4,926	13,218	10,055	22,865
Impairment of non-real estate investments	—	4,702	—	24,482
Adjusted EBITDA	$370,894	$313,461	$720,614	$623,215

Revenues	$509,619	$436,956	$989,468	$876,875
Non-real estate investments – realized gains	60,232	13,005	107,497	8,328
Realized gains on non-real estate investments	(34,773)	—	(57,692)	—
Impairment of non-real estate investments	—	4,702	—	24,482
Revenues, as adjusted	$535,078	$454,663	$1,039,273	$909,685

Adjusted EBITDA margin	69%	69%	69%	69%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of June 30, 2021, approximately 94% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA	$370,894	$313,461	$720,614	$623,215

Interest expense	$35,158	$45,014	$71,625	$90,753
Capitalized interest	43,492	30,793	83,378	55,473
Amortization of loan fees	(2,859)	(2,737)	(5,676)	(4,984)
Amortization of debt premiums	465	888	1,041	1,776
Cash interest and fixed charges	$76,256	$73,958	$150,368	$143,018

Fixed-charge coverage ratio:
– period annualized	4.9x	4.2x	4.8x	4.4x
– trailing 12 months	4.6x	4.2x	4.6x	4.2x

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended June 30, 2021, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Investors Service and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decline below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate – value-creation square footage currently in rental properties

The square footage presented in the table below includes RSF of buildings in operation as of June 30, 2021, primarily representing lease expirations at recently acquired properties that also have inherent future development or redevelopment opportunities, for which we have the intent to demolish or redevelop the existing property upon expiration of the existing in-place leases and commencement of future construction:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2021	2022	Thereafter		Total
Near-term projects:
50 and 60 Sylvan Road/Route 128	Redev	202,428	—	—		202,428
651 Gateway Boulevard/South San Francisco	Redev	—	198,089	101,921	(1)	300,010
11255 and 11355 North Torrey Pines Road/Torrey Pines	Dev	—	139,135	—		139,135
10931 and 10933 North Torrey Pines Road/Torrey Pines	Dev	—	92,450	—		92,450
10277 Scripps Ranch Boulevard/Other	Redev	32,774	—	—		32,774
Other/Seattle	Redev	—	51,255	—		51,255
		235,202	480,929	101,921		818,052
Intermediate-term projects:
3825 Fabian Way/Greater Stanford	Redev	—	250,000	—		250,000
3450 and 3460 Hillview Avenue/Greater Stanford	Redev	—	42,340	34,611		76,951
9393 Towne Centre Drive/University Town Center	Dev	42,222	—	—		42,222
		42,222	292,340	34,611		369,173
Future projects:
550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	260,867		260,867
380 and 420 E Street/Seaport Innovation District	Dev	—	—	195,506		195,506
40 Sylvan Road/Route 128	Redev	—	—	312,845		312,845
3875 Fabian Way/Greater Stanford	Redev	—	—	228,000		228,000
960 Industrial Road/Greater Stanford	Dev	—	—	110,000		110,000
2475 Hanover Street/Greater Stanford	Redev	—	—	83,980		83,980
219 East 42nd Street/New York City	Dev	—	—	349,947		349,947
10975 and 10995 Torreyana Road/Torrey Pines	Dev	—	—	84,829		84,829
4161 Campus Point Court/University Town Center	Dev	—	—	159,884		159,884
10260 Campus Point Drive/University Town Center	Dev	—	—	109,164		109,164
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	689,938		689,938
9444 Waples Street/Sorrento Mesa	Dev	—	—	88,380		88,380
4045 and 4075 Sorrento Valley Boulevard/Sorrento Valley	Dev	—	—	50,926		50,926
601 Dexter Avenue North/Lake Union	Dev	—	—	18,680		18,680
830 4th Avenue South/SoDo	Dev	—	—	42,380		42,380
		—	—	2,785,326		2,785,326
		277,424	773,269	2,921,858		3,972,551

(1)Represents vacant square footage as of June 30, 2021.

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

Net debt and preferred stock to Adjusted EBITDA

Net debt and preferred stock to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure of evaluating our balance sheet leverage. Net debt and preferred stock is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash, plus preferred stock outstanding as of the end of the period. Refer to the definition of “Adjusted EBITDA and Adjusted EBITDA margin” within this section of this Item 2 for further information on the calculation of Adjusted EBITDA.

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of June 30, 2021, and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
Secured notes payable	$227,984		$230,925
Unsecured senior notes payable	8,313,025		7,232,370
Unsecured senior line of credit and commercial paper	299,990		99,991
Unamortized deferred financing costs	66,913		56,312
Cash and cash equivalents	(323,876)		(568,532)
Restricted cash	(33,697)		(29,173)
Preferred stock	—		—
Net debt and preferred stock	$8,550,339		$7,021,893

Adjusted EBITDA:
– quarter annualized	$1,483,576		$1,331,608
– trailing 12 months	$1,371,586		$1,274,187

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.8	x	5.3	x
– trailing 12 months	6.2	x	5.5	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income and to net operating income (cash basis) for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$404,520	$243,561	$430,053	$274,239

Equity in earnings of unconsolidated real estate joint ventures	(2,609)	(3,893)	(6,146)	(777)
General and administrative expenses	37,880	31,775	71,876	63,738
Interest expense	35,158	45,014	71,625	90,753
Depreciation and amortization	190,052	168,027	370,965	343,523
Impairment of real estate	4,926	13,218	10,055	15,221
Loss on early extinguishment of debt	—	—	67,253	—
Gain on sales of real estate	—	—	(2,779)	—
Investment income	(304,263)	(184,657)	(305,277)	(162,836)
Net operating income	365,664	313,045	707,625	623,861
Straight-line rent revenue	(27,903)	(23,367)	(55,285)	(43,964)
Amortization of acquired below-market leases	(13,267)	(13,787)	(25,379)	(29,751)
Net operating income (cash basis)	$324,494	$275,891	$626,961	$550,146

Net operating income (cash basis) – annualized	$1,297,976	$1,103,564	$1,253,922	$1,100,292

Net operating income (from above)	$365,664	$313,045	$707,625	$623,861
Total revenues	$509,619	$436,956	$989,468	$876,875
Operating margin	72%	72%	72%	71%

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

Furthermore, we believe net operating income is useful to investors as a performance measure of our consolidated properties because, when compared across periods, net operating income reflects trends in occupancy rates, rental rates, and operating costs, which provide a perspective not immediately apparent from net income or loss. Net operating income can be used to measure the initial stabilized yields of our properties by calculating net operating income generated by a property divided by our investment in the property. Net operating income excludes certain components from net income in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort comparability of operating performance at the property level. Impairments of real estate have been excluded in deriving net operating income because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions or a deterioration in market conditions. We also exclude realized and unrealized investment gain or loss, which results from investment decisions that occur at the corporate level related to non-real estate investments in publicly traded companies and certain privately held entities. Therefore, we do not consider these activities to be an indication of operating performance of our real estate assets at the property level. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to corporate strategy. Property operating expenses included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, office rent, and office supplies that are incurred as part of corporate office management. We calculate operating margin as net operating income divided by total revenues.

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenue in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of results for the three months ended June 30, 2021, to the three months ended June 30, 2020” subsection of the “Results of operations” section within this Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income from rentals	$508,371	$435,856	$987,066	$873,461
Rental revenues	(396,804)	(341,555)	(767,037)	(679,497)
Tenant recoveries	$111,567	$94,301	$220,029	$193,964

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unencumbered net operating income	$353,104	$296,358	$683,264	$591,359
Encumbered net operating income	12,560	16,687	24,361	32,502
Total net operating income	$365,664	$313,045	$707,625	$623,861
Unencumbered net operating income as a percentage of total net operating income	97%	95%	97%	95%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. As of June 30, 2021, we had Forward Agreements outstanding to sell an aggregate of 4.6 million shares of common stock. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and six months ended June 30, 2021 and 2020, are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average shares of common stock outstanding – basic	145,825	124,333	141,596	122,883
Outstanding forward equity sales agreements	233	115	300	234
Weighted-average shares of common stock outstanding – diluted	146,058	124,448	141,896	123,117

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of June 30, 2021, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming an interest rate floor of 0%, on our fixed- and variable-rate debt as of June 30, 2021 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(1,211)
Rate decrease of 1%	$194

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(845,958)
Rate decrease of 1%	$982,453
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of June 30, 2021. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of June 30, 2021 (in thousands):

Equity price risk:
Fair value increase of 10%	$199,928
Fair value decrease of 10%	$(199,928)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of June 30, 2021 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$60
Rate decrease of 10%	$(60)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$9,825
Rate decrease of 10%	$(9,825)
This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the six months ended June 30, 2021, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2021, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” to our annual report on Form 10-K for the year ended December 31, 2020, except for the following updates:

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
•We may underestimate the cost of improvements required to maintain or improve space to meet standards established for the market position intended for that property; and
•We may be unable to complete the improvements required to maintain or improve space, due to unanticipated delays or cancellation of construction resulting from shortages in the supply of necessary construction materials.

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
•Our ability to successfully complete developments or redevelopments of properties for lease on time and/or within budget;
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

We may face increased risks and costs associated with volatility in commodity and labor prices, which may adversely affect the status of our construction projects.

The price of commodities and skilled labor for our construction projects may increase unpredictably due to external factors, including, but not limited to, performance of third-party suppliers and contractors; overall market supply and demand; government regulation; international trade; and changes in general business, economic, or political conditions. As a result, the costs of raw construction materials and skilled labor required for the completion of our development and redevelopment projects may fluctuate significantly from time to time.

We rely on a number of third-party suppliers and contractors to supply raw materials and skilled labor for our construction projects. We have favorable relationships with our suppliers and contractors, and we generally have not encountered difficulty obtaining materials and skilled labor, nor experienced significant delays or increases in overall project costs. While we do not rely on any single supplier or vendor for the majority of our materials and skilled labor, we may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might become impacted by economic or political changes, or difficulties obtaining adequate skilled labor from third-party contractors in a tightening labor market. It is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays. In addition, we may be unable to compete with entities that may have more favorable relationships with their suppliers and contractors or greater access to the required construction materials and skilled labor.

During 2021, industry prices for certain construction materials, including steel, copper, lumber, plywood, electrical materials, and heating, ventilation, and air conditioning (“HVAC”) materials, experienced significant increases as a result of low inventories; surging demand fueled by the U.S. economy rebounding from the effects of COVID-19; tariffs imposed on imports of foreign steel, including on products from key competitors in the European Union (“EU”) and China; and significant changes in the U.S. steel production landscape stemming from the consolidation of certain steel-producing companies. Price surges on construction materials may result in corresponding increases in our overall construction costs as our projects undergo construction. Increases in the costs of construction materials, however, can often be managed in our development and redevelopment projects through either (i) general budget contingencies built into our overall construction costs estimates for each of our projects or (ii) inflation risk borne by our construction general contractors in the form of Guaranteed Maximum Price construction contracts which stipulate a maximum price for certain construction costs in many of our projects.

The Biden administration and the EU have started discussions to revisit restrictions on steel imports from the EU. However, it is not known whether these discussions will lead to the elimination or easing of tariffs, especially in light of the U.S. steel companies’ demands to keep the tariffs in effect.

Separately, new energy-related initiatives entered into in collaboration with partner countries through global climate agreements may impose stricter requirements for building materials, such as lumber, steel, and concrete, which could significantly increase our construction costs if the manufacturers and suppliers of our materials are burdened with expensive cap and trade or similar energy-related regulations or requirements, and the costs of which are passed onto customers like us. As a result of the factors discussed above, we may be unable to complete our development or redevelopment projects timely and/or within our budget, which may affect our ability to lease space to potential tenants and adversely affect our business, financial condition, and results of operations.

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

Many of these entities have substantially greater financial resources than we do and may be able to pay more than we can or accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the geographic concentration of their investments. These entities may also have more favorable relationships and pricing with suppliers and contractors and may complete construction projects sooner and at lower costs than we are able. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell. If there is no matching growth in demand, the intensified competition may lead to oversupply of available space comparable to ours and result in the pressure on rental rates and greater incentives awarded to tenants. To maintain our ability to retain current and attract new tenants, we may be forced to reduce the rental rates that our tenants are currently willing to pay or offer greater tenant concessions. Should we encounter intensified competition or oversupply, we cannot be certain that we will be able to compete successfully, maintain our occupancy and rental rates, and continue to expand our business. As a result, our financial condition, results of operations, and cash flows, our ability to pay dividends, and our stock price may be adversely affected.

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

Because many of our infrastructure improvements are specialized and costlier than those of other property types, we may be more significantly impacted by any unanticipated delays or increased costs due to price volatility or supply shortages of construction materials or labor. As a result, we may be unable to complete our improvements as scheduled or within budgeted amounts, which may adversely affect our ability to lease available space to potential tenants.

Most of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition and construction costs, are subject to inflation.

A significant portion of our operating expenses is sensitive to inflation. These include expenses for property-related contracted services such as janitorial and engineering services, utilities, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties located outside of California. In California, property taxes are not reassessed based on changes in the fair value of the underlying real estate asset but are instead limited to a maximum 2% annual increase by law. We also have ground lease expenses in certain of our properties. Ground lease costs are contractual, but in some cases, lease payments reset every few years based on changes on consumer price indexes.

Our operating expenses, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. As of June 30, 2021, 94% of our existing leases (on an RSF basis) were triple net leases, which allow us to recover operating expenses, and 94% of our existing leases (on an RSF basis) also provided for the recapture of capital expenditures. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease. During inflationary periods, we expect to recover increases in operating expenses from our triple net leases and our gross leases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level.

Our general and administrative expenses consist primarily of compensation costs, technology services, and professional service fees. Annually, our employee compensation is adjusted to reflect merit increases; however, to maintain our ability to successfully compete for the best talent, rising inflation rates may require us to provide compensation increases beyond historical annual merit increases, which may significantly increase our compensation costs. Similarly, technology services and professional service fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. Consequently, inflation is expected to increase our general and administrative expenses over time and may adversely impact our results of operations and operating cash flows.

Also, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which consist of borrowings under our unsecured senior line of credit and commercial paper program. As of June 30, 2021, our commitments under our unsecured senior line of credit and commercial paper program aggregated $3.0 billion, of which only $300.0 million was outstanding, and our borrowings from our commitments available under our unhedged variable-rate debt as a percentage of our total debt was 3%. Therefore, we do not expect that the effect of inflation on our interest expense would have a material adverse impact on our financing costs in the short term, but it could increase our financing costs over time as we refinance our existing long-term borrowings.

As of June 30, 2021, approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other index. We have long term lease agreements with our tenants, 5% to 10% of which expire each year. We believe these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative expenses and interest expense. However, it is possible that during higher inflationary periods the impact of inflation will not be adequately offset by the resetting of rents from our renewal and re-leasing activities or our annual rent escalations. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect to our business, financial condition, results of operations, and cash flows.

Additionally, inflationary pricing may have a negative effect on the real estate acquisitions and construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. Higher acquisition and construction costs could adversely impact our net investments in real estate and expected yields in our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. As a result, our financial condition, results of operations, and cash flows, we well as our ability to pay dividends, could be adversely affected over time.

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

A security incident may occur through physical break-ins, disruptions due to power outages or catastrophic events, such as fires, floods, hurricanes and earthquakes, breaches of our secure network by an unauthorized party, software vulnerabilities, malware, computer viruses, attachments to emails, employee theft or misuse, social engineering, or inadequate use of security controls. Outside parties may attempt to fraudulently induce our employees to disclose sensitive information or transfer funds via illegal electronic spamming, phishing, spoofing, or other tactics. Additionally, cyber attackers can develop and deploy malware, credential theft or guessing tools, and other malicious software programs to gain access to sensitive data or fraudulently obtain assets we hold.

We have implemented security measures to safeguard our systems and data and to manage cybersecurity risk. We monitor and develop our information technology networks and infrastructure, and invest in the development and enhancement of our controls designed to prevent, detect, respond, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We conduct periodic security awareness trainings of our employees to educate them on how to identify and alert management to phishing emails, spoofed or manipulated electronic communications, and other critical security threats. We have implemented periodic phishing tests using a variety of scenarios, including those obtained from phishing samples and intelligence sources. Additionally, we have an internal team and external partners with well-defined processes devoted to responding to threats, including reports of phishing, in real time. We have implemented internal controls around our treasury function, including enhanced payment authorization procedures, verification requirements for new vendor setup and vendor information changes, and bolstered outgoing payment notification process and account reconciliation procedures. Finally, we have policies and procedures in place in order to identify cybersecurity incidents and elevate such incidents to senior management in order to appropriately address and remediate any cyber attack.

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
•Unauthorized access to, and destruction, loss, or denial of service to, the computing systems that manage our buildings;
•Increase in the cost of proactive defensive measures to prevent future cyber incidents, including hiring personnel and consultants or investing in additional technologies;
•Increase in our cybersecurity insurance premiums; and
•The wide breadth of software required to run our business, and the increase in supply chain attacks by advanced persistent threats.

A principal reason that we cannot provide absolute protection from security incidents is that it may not always be possible to anticipate, detect, or recognize threats to our systems, or to implement effective preventive measures against all security incidents. We may not be able to immediately address the consequences of a security incident. A successful breach of our computer systems, software, networks, or other technology assets could occur and persist for an extended period of time before being detected due to, among other things:
•The breadth of our operations and the high volume of transactions that our systems process;
•The large number of our business partners;
•The frequency and wide variety of sources from which a cyber attack can originate;
•The severity of cyber attacks; and
•The proliferation and increasing sophistication and types of cyber attacks.

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

Even if we are not targeted directly, cyber attacks on the U.S. government, financial markets, financial institutions, or other businesses, including our tenants, vendors, software creators, cloud providers, cybersecurity service providers, and other third parties with whom we do business, may occur and such events could disrupt our normal business operations and networks in the future. In December 2020, hackers reportedly linked to the Russian government engaged in a massive cyber attack on the U.S. government and major U.S.-based private companies through malware planted in third-party software. The full extent of the hack to these entities remains unknown, and there is no evidence that we have been impacted by this hack, though a significant number of governmental agencies and companies in the private sector, most of which are U.S.-based, have confirmed breaches.

We have not experienced any material breach of cybersecurity. However, our computer systems will likely be subject to cyber attacks, unauthorized access, computer viruses, or other computer-related penetrations. Our administrative and technical controls as well as other preventive actions we take to reduce the risk of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber attacks or other security breaches to our computer systems.

In response to recent cyber attacks, the Biden administration issued an executive order, “Improving the nation’s cybersecurity” in May 2021, which established a reporting requirement for government contractors and encouraged coordination between the public and private sectors to better protect against cybersecurity incidents. In addition, in June 2021, the Securities and Exchange Commission (“SEC”) increased its focus on the failure of some public companies to disclose that they had been affected by the aforementioned December 2020 cyber attack, by sending investigative letters seeking voluntary information regarding the attack and questions around companies’ disclosures and internal controls. The SEC also communicated that cyber risks would be included on the SEC rulemaking agenda. We expect the federal government and regulatory agencies to continue to focus on ways to increase protection against and oversight and disclosure of cyber attack incidents.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company, dated May 21, 1997	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company, dated June 20, 1997	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, effective as of May 10, 2017	Form 8-K	May 12, 2017
3.4*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.5*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.6*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.8*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.9*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.10*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.11*	Articles Supplementary, effective as of May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.12*	Amended and Restated Bylaws of the Company (Amended July 27, 2018)	Form 8-K	August 2, 2018
22.0	List of Guarantor Subsidiaries of Alexandria Real Estate Equities, Inc.	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1	The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020 (unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three and six months ended June 30, 2021 and 2020 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)	N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2021.

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