Form 10-Q
period 2021-09-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2021-10-25
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 15, 2021, 154,964,347 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Investments in real estate	$23,071,514	$18,092,372
Investments in unconsolidated real estate joint ventures	321,737	332,349
Cash and cash equivalents	325,872	568,532
Restricted cash	42,182	29,173
Tenant receivables	7,749	7,333
Deferred rent	816,219	722,751
Deferred leasing costs	329,952	272,673
Investments	2,046,878	1,611,114
Other assets	1,596,615	1,191,581
Total assets	$28,558,718	$22,827,878

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$198,758	$230,925
Unsecured senior notes payable	8,314,851	7,232,370
Unsecured senior line of credit and commercial paper	749,978	99,991
Accounts payable, accrued expenses, and other liabilities	2,149,450	1,669,832
Dividends payable	173,560	150,982
Total liabilities	11,586,597	9,384,100

Commitments and contingencies

Redeemable noncontrolling interests	11,681	11,342

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,532	1,367
Additional paid-in capital	14,727,735	11,730,970
Accumulated other comprehensive loss	(6,029)	(6,625)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	14,723,238	11,725,712
Noncontrolling interests	2,237,202	1,706,724
Total equity	16,960,440	13,432,436
Total liabilities, noncontrolling interests, and equity	$28,558,718	$22,827,878

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Income from rentals	$546,527	$543,412	$1,533,593	$1,416,873
Other income	1,232	1,630	3,634	5,044
Total revenues	547,759	545,042	1,537,227	1,421,917

Expenses:
Rental operations	165,995	140,443	447,838	393,457
General and administrative	37,931	36,913	109,807	100,651
Interest	35,678	43,318	107,303	134,071
Depreciation and amortization	210,842	176,831	581,807	520,354
Impairment of real estate	42,620	7,680	52,675	22,901
Loss on early extinguishment of debt	—	52,770	67,253	52,770
Total expenses	493,066	457,955	1,366,683	1,224,204

Equity in earnings of unconsolidated real estate joint ventures	3,091	3,778	9,237	4,555
Investment income	67,084	3,348	372,361	166,184
(Loss) gain on sales of real estate	(435)	1,586	2,344	1,586
Net income	124,433	95,799	554,486	370,038
Net income attributable to noncontrolling interests	(21,286)	(14,743)	(58,134)	(40,563)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	103,147	81,056	496,352	329,475
Net income attributable to unvested restricted stock awards	(1,883)	(1,730)	(5,750)	(5,304)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$101,264	$79,326	$490,602	$324,171

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.67	$0.64	$3.39	$2.62
Diluted	$0.67	$0.63	$3.38	$2.61

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$124,433	$95,799	$554,486	$370,038
Other comprehensive (loss) income
Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(1,521)	2,442	596	(889)
Unrealized (losses) gains on foreign currency translation, net	(1,521)	2,442	596	(889)

Total other comprehensive (loss) income	(1,521)	2,442	596	(889)
Comprehensive income	122,912	98,241	555,082	369,149
Less: comprehensive income attributable to noncontrolling interests	(21,286)	(14,743)	(58,134)	(40,563)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$101,626	$83,498	$496,948	$328,586

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2021	150,707,878	$1,507	$14,194,023	$—	$(4,508)	$1,979,228	$16,170,250	$11,567
Net income	—	—	—	103,147	—	21,064	124,211	222
Total other comprehensive loss	—	—	—	—	(1,521)	—	(1,521)	—
Contributions from and sales of noncontrolling interests	—	—	95,729	—	—	264,822	360,551	94
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(27,912)	(27,912)	(202)
Issuance of common stock	2,452,349	24	492,057	—	—	—	492,081	—
Issuance pursuant to stock plan	147,162	1	21,039	—	—	—	21,040	—
Taxes related to net settlement of equity awards	(23,879)	—	(4,699)	—	—	—	(4,699)	—
Dividends declared on common stock ($1.12 per share)	—	—	—	(173,561)	—	—	(173,561)	—
Reclassification of distributions in excess of earnings	—	—	(70,414)	70,414	—	—	—	—
Balance as of September 30, 2021	153,283,510	$1,532	$14,727,735	$—	$(6,029)	$2,237,202	$16,960,440	$11,681

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

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2020	136,690,329	$1,367	$11,730,970	$—	$(6,625)	$1,706,724	$13,432,436	$11,342
Net income	—	—	—	496,352	—	57,475	553,827	659
Total other comprehensive income	—	—	—	—	596	—	596	—
Contributions from and sales of noncontrolling interests	—	—	199,644	—	—	554,327	753,971	282
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(81,324)	(81,324)	(602)
Issuance of common stock	16,215,052	162	2,758,383	—	—	—	2,758,545	—
Issuance pursuant to stock plan	518,090	5	72,282	—	—	—	72,287	—
Taxes related to net settlement of equity awards	(139,961)	(2)	(24,910)	—	—	—	(24,912)	—
Dividends declared on common stock ($3.33 per share)	—	—	—	(504,986)	—	—	(504,986)	—
Reclassification of distributions in excess of earnings	—	—	(8,634)	8,634	—	—	—	—
Balance as of September 30, 2021	153,283,510	$1,532	$14,727,735	$—	$(6,029)	$2,237,202	$16,960,440	$11,681

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2019	120,800,315	$1,208	$8,874,367	$—	$(9,749)	$1,288,352	$10,154,178	$12,300
Net income	—	—	—	329,475	—	39,880	369,355	683
Total other comprehensive loss	—	—	—	—	(889)	—	(889)	—
Contributions from and sales of noncontrolling interests	—	—	56,026	—	—	357,999	414,025	187
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(64,157)	(64,157)	(1,938)
Issuance of common stock	12,051,916	120	1,813,453	—	—	—	1,813,573	—
Issuance pursuant to stock plan	573,361	6	64,324	—	—	—	64,330	—
Taxes related to net settlement of equity awards	(113,806)	(1)	(17,340)	—	—	—	(17,341)	—
Dividends declared on common stock ($3.15 per share)	—	—	—	(406,702)	—	—	(406,702)	—
Cumulative effect of adjustment upon adoption of ASU on credit losses on January 1, 2020	—	—	—	(2,484)	—	—	(2,484)	—
Reclassification of distributions in excess of earnings	—	—	(79,711)	79,711	—	—	—	—
Balance as of September 30, 2020	133,311,786	$1,333	$10,711,119	$—	$(10,638)	$1,622,074	$12,323,888	$11,232

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net income	$554,486	$370,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	581,807	520,354
Impairment of real estate	52,675	22,901
Gain on sales of real estate	(2,344)	(1,586)
Loss on early extinguishment of debt	67,253	52,770
Equity in earnings of unconsolidated real estate joint ventures	(9,237)	(4,555)
Distributions of earnings from unconsolidated real estate joint ventures	15,579	3,720
Amortization of loan fees	8,530	7,589
Amortization of debt premiums	(1,539)	(2,686)
Amortization of acquired above- and below-market leases	(39,043)	(43,730)
Deferred rent	(89,203)	(72,786)
Stock compensation expense	34,416	32,108
Investment income	(372,361)	(166,184)
Changes in operating assets and liabilities:
Tenant receivables	(415)	2,486
Deferred leasing costs	(74,974)	(35,280)
Other assets	(27,311)	(6,094)
Accounts payable, accrued expenses, and other liabilities	62,318	29,876
Net cash provided by operating activities	760,637	708,941

Investing Activities:
Proceeds from sale of real estate	65,245	199,537
Additions to real estate	(1,542,210)	(1,072,102)
Purchases of real estate	(3,758,704)	(1,989,648)
Change in escrow deposits	(147,414)	(7,041)
Acquisition of interest in unconsolidated real estate joint venture	(9,048)	—
Investments in unconsolidated real estate joint ventures	(739)	(3,291)
Return of capital from unconsolidated real estate joint ventures	—	20,225
Additions to non-real estate investments	(319,077)	(116,366)
Sales of and distributions from non-real estate investments	278,554	103,670
Net cash used in investing activities	$(5,433,393)	$(2,865,016)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2021	2020
Financing Activities:
Repayments of borrowings from secured notes payable	$(17,108)	$(4,741)
Proceeds from issuance of unsecured senior notes payable	1,743,716	1,697,651
Repayments of unsecured senior notes payable	(650,000)	(500,000)
Premium paid for early extinguishment of debt	(66,829)	(48,653)
Borrowings from unsecured senior line of credit	2,101,000	2,700,000
Repayments of borrowings from unsecured senior line of credit	(2,101,000)	(3,084,000)
Proceeds from issuances under commercial paper program	21,850,000	18,818,900
Repayments of borrowings under commercial paper program	(21,200,000)	(18,568,900)
Payments of loan fees	(16,870)	(16,990)
Taxes paid related to net settlement of equity awards	(23,495)	(16,231)
Proceeds from issuance of common stock	2,758,545	1,813,573
Dividends on common stock	(482,408)	(389,940)
Contributions from and sales of noncontrolling interests	629,138	64,207
Distributions to and redemption of noncontrolling interests	(81,926)	(66,095)
Net cash provided by financing activities	4,442,763	2,398,781

Effect of foreign exchange rate changes on cash and cash equivalents	342	(352)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(229,651)	242,354
Cash, cash equivalents, and restricted cash as of the beginning of period	597,705	242,689
Cash, cash equivalents, and restricted cash as of the end of period	$368,054	$485,043

Supplemental Disclosures and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$110,391	$146,371
Accrued construction for current-period additions to real estate	$377,193	$205,771
Right-of-use asset	$27,802	$67,283
Lease liability	$(27,802)	$(67,283)
Consolidation of real estate assets in connection with our acquisition of partner’s interest in unconsolidated real estate joint venture	$19,613	$—
Assumption of secured note payable in connection with acquisition of partner’s interest in unconsolidated real estate joint venture	$(14,558)	$—
Deferred purchase price in connection with acquisitions of real estate	$(185,179)	$—
Assignment of secured note payable in connection with the disposition of real estate	$28,200	$—
Contribution of assets from real estate joint venture partner	$118,750	$350,000
Issuance of noncontrolling interest to joint venture partner	$(118,750)	$(292,930)

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

International operations

In addition to operating properties in the U.S., we have four operating properties in Canada and one operating property in China. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Revenue and expense accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income.

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

The appropriate amounts of foreign exchange rate gains or losses classified in accumulated other comprehensive income (loss) are reclassified to net income when realized upon the sale of our investment or upon the complete or substantially complete liquidation of our investment.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%. We account for our investments as follows:

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

Investments in privately held companies

Our investments in privately held entities without readily determinable fair values consist of (i) investments in privately held entities that report NAV per share, and (ii) investments in privately held entities that do not report NAV per share. These investments are accounted for as follows:

Investments in privately held entities that report NAV per share

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

Investments in privately held entities that do not report NAV per share

Investments in privately held entities that do not report NAV per share are accounted for using a measurement alternative, under which these investments are measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income.

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

Investments accounted for under the equity method

We account for investments under the equity method whenever we are deemed to have significant influence over the investee’s operating and financial policies. To evaluate whether we exert significant influence over an entity, we consider the following criteria, among others: the extent of our ownership and voting rights, whether we have a board seat, and whether we participate in the policy-making process. Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of earnings or losses reported by the investee, distributions received, and other-than-temporary impairments. For more information about our investments accounted for under the equity method, refer to Note 7 – “Investments” to our consolidated financial statements.

Investments in privately held entities that do not report NAV per share and equity method investments

We monitor investments in privately held entities that do not report NAV per share and equity method investments throughout the year for new developments, including operating results, prospects and results of clinical trials, new product initiatives, new collaborative agreements, capital-raising events, and merger and acquisition activities. These investments are evaluated on the basis of a qualitative assessment for indicators of impairment by monitoring the presence of the following triggering events or impairment indicators: (i) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic, or technological environment of the investee, (iii) a significant adverse change in the general market condition, including the research and development of technology and products that the investee is bringing or attempting to bring to the market, or (iv) significant concerns about the investee’s ability to continue as a going concern. If such indicators are present, we estimate the investment’s fair value and recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment income/loss recognition and classification

We recognize both realized and unrealized gains and losses in our consolidated statements of operations, classified within investment income. Unrealized gains and losses represent:

(i)changes in fair value for investments in publicly traded companies;
(ii)changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV per share;
(iii)observable price changes for investments in privately held entities that do not report NAV per share; and
(iv)our share of unrealized gains or losses reported by our equity method investees.

Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. For our equity method investments, realized gains and losses represent our share of realized gains or losses reported by the investee. Impairments are realized losses, which result in an adjusted cost, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV per share and equity method investments, if impairments are deemed other than temporary, to their estimated fair value.

Revenues

The table below provides details of our consolidated total revenues for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$538,880	$539,001	$1,515,396	$1,398,084
Direct financing and sales-type leases	1,012	619	2,473	1,847
Revenues subject to the lease accounting standard	539,892	539,620	1,517,869	1,399,931
Revenues subject to the revenue recognition accounting standard	6,635	3,792	15,724	16,942
Income from rentals	546,527	543,412	1,533,593	1,416,873
Other income	1,232	1,630	3,634	5,044
Total revenues	$547,759	$545,042	$1,537,227	$1,421,917

During the three and nine months ended September 30, 2021, revenues that were subject to the lease accounting standard aggregated $539.9 million and $1.5 billion, respectively, and represented 98.6% and 98.7%, respectively, of our total revenues. During the three and nine months ended September 30, 2021, our total revenues also included $7.9 million and $19.4 million, or 1.4% and 1.3%, respectively, subject to other accounting guidance. Our other income consisted primarily of construction management fees and interest income earned during the three and nine months ended September 30, 2021. For a detailed discussion related to our revenue streams, refer to the “Lease accounting” and “Recognition of revenue arising from contracts with customers” sections within this Note 2 to our unaudited consolidated financial statements.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

We assess collectibility from our tenants of future lease payments for each of our operating leases. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize an adjustment to lower our income from rentals. Furthermore, we may recognize a general allowance at a portfolio level (not the individual level) if we do not expect to collect future lease payments in full. As of September 30, 2021, we had a general allowance of $3.8 million for a pool of deferred rent balances, which at the portfolio level (not the individual level) is not expected to be collected in full through the lease term.

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

In July 2021, the FASB issued an ASU that will require a lessor to classify a lease with variable lease payments that do not depend on an index or a rate as an operating lease on the commencement date of the lease if both of the following criteria are met:

(i)The lease would have been classified as a sales-type lease or direct financing lease under the current lease standard; and
(ii)The sales-type lease or direct financing lease classification would have resulted in a selling loss at lease commencement.

Under the new lease ASU, the lessor will not derecognize the underlying asset and will not recognize a loss upon lease commencement but will continue to depreciate the underlying asset over its useful life. Upon adoption of this ASU, lessors are expected to classify more of their leases as operating leases as opposed to sales-type leases or direct financing leases.

The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The ASU can be applied either (i) retrospectively to leases that commenced or were modified on or after the adoption of the lease accounting standard on January 1, 2019, or (ii) prospectively to leases that commence or are modified on or after the date this ASU is adopted. We expect to adopt the new ASU prospectively on January 1, 2022. As of September 30, 2021, substantially all our leases in which we are the lessor are operating leases; therefore, the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

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

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and nine months ended September 30, 2021, included $6.6 million and $15.7 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. During the three and nine months ended September 30, 2020, revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations were $3.8 million and $16.9 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, discussed in the “Lessor accounting” subsection of the “Lease accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of September 30, 2021, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Distributions from equity method investments

We use the “nature of the distribution” approach to determine the classification within our consolidated statement of cash flows of cash distributions received from equity method investments, including our unconsolidated real estate joint ventures and equity method non-real estate investments. Under this approach, distributions are classified based on the nature of the underlying activity that generated the cash distributions. If we lack the information necessary to apply this approach in the future, we will be required to apply the “cumulative earnings” approach as an accounting change on a retrospective basis. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities.

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

3.    INVESTMENTS IN REAL ESTATE

Our consolidated investments in real estate, including real estate assets held for sale as described in Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements, consisted of the following as of September 30, 2021, and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Rental properties:
Land (related to rental properties)	$3,719,945	$2,550,571
Buildings and building improvements	15,846,048	13,364,561
Other improvements	1,933,879	1,508,776
Rental properties	21,499,872	17,423,908
Development and redevelopment of new Class A properties:
Development and redevelopment projects	4,037,309	3,075,453
Future development projects	1,130,464	738,994
Gross investments in real estate	26,667,645	21,238,355
Less: accumulated depreciation	(3,609,994)	(3,178,024)
Net investments in real estate – North America	23,057,651	18,060,331
Net investments in real estate – Asia	13,863	32,041
Investments in real estate	$23,071,514	$18,092,372

Acquisitions

Our real estate asset acquisitions during the nine months ended September 30, 2021, consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Active Development/Redevelopment	Operating With Future Development/Redevelopment	Operating	Purchase Price
Greater Boston	3	305,000	640,116	311,066	692,088	$1,541,326
Other	22	69,426	209,295	120,000	741,191	332,424
Three months ended March 31, 2021	25	374,426	849,411	431,066	1,433,279	1,873,750

Greater Boston	2	1,125,000	—	260,867	240,000	235,000
San Francisco Bay Area	7	—	—	187,043	—	217,000
San Diego	5	887,000	—	487,023	—	298,476
Maryland	5	258,000	94,256	—	595,381	80,382
Other	5	1,863,280	37,267	205,983	49,839	247,597
Three months ended June 30, 2021	24	4,133,280	131,523	1,140,916	885,220	1,078,455

Greater Boston	4	440,992	453,869	173,276	—	192,000
San Francisco Bay Area	1	700,000	—	223,232	—	105,250
San Diego	14	64,235	—	440,311	413,909	221,234
Research Triangle	—	1,055,000	—	—	—	91,000
Other	8	1,178,188	—	414,286	307,581	380,213
Three months ended September 30, 2021	27	3,438,415	453,869	1,251,105	721,490	989,697	(1)

Nine months ended September 30, 2021	76	7,946,121	1,434,803	2,823,087	3,039,989	$3,941,902	(2)
(1)Includes $185.2 million related to deferred purchase price obligations in connection with two acquisitions of real estate. We paid $25.2 million of this balance in October 2021, upon completion of one of the acquisitions.
(2)Represents the aggregate contractual purchase price of our acquisitions, which differ from purchases of real estate in our consolidated statements of cash flows due to the timing of payment, closing costs and other acquisition adjustments such as prorations of rents and expenses.

3.    INVESTMENTS IN REAL ESTATE (continued)
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

During the nine months ended September 30, 2021, we acquired 76 properties for an aggregate purchase price of $3.9 billion. In connection with our acquisitions, we recorded in-place leases aggregating $275.0 million and below-market leases in which we are the lessor aggregating $113.1 million. As of September 30, 2021, the weighted-average amortization period remaining on our in-place and below-market leases acquired during the nine months ended September 30, 2021, was 8.7 years and 10.0 years, respectively, and 9.1 years in total.

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

As a result of this acquisition, we now own 100% of this property and consolidate its results in our consolidated financial statements. The acquired property did not meet the definition of a business and the transaction was accounted for as an asset acquisition. Under our existing accounting policy election, we follow the asset acquisition cost accumulation and allocation model. Accordingly, we did not remeasure our previously held equity interest at fair value and did not recognize a gain or loss in our consolidated statements of operations. The acquisition consideration and the carrying amount of our existing equity interest were allocated to the individual assets acquired and liabilities assumed on a relative fair value basis.

Refer to Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for more information about our evaluation of applicability of asset acquisition or business combination accounting guidance.

Real estate assets acquired in October 2021

In October 2021, we completed the acquisition of two properties for an aggregate purchase price of $203.8 million comprising 185,228 RSF of operating properties with future development and redevelopment opportunities.

Real estate impairment charges

During the nine months ended September 30, 2021, we recognized impairment charges aggregating $52.7 million, primarily consisting of the following:

•Impairment charge of $22.5 million during the three months ended September 30, 2021, upon classification as held for sale of an option to purchase a land parcel in our SoMa submarket for the development of an office property, to reduce the option’s carrying amount to its estimated fair value less costs to sell.
•Impairment charge of $18.6 million during the three months ended September 30, 2021, to reduce the carrying amount of a property located in a non-core submarket to its estimated fair value less costs to sell, upon our review of the current local market conditions.
•Impairment charges aggregating $6.9 million during the six months ended June 30, 2021, to reduce the carrying amounts of three office properties located in our San Francisco Bay Area and Seattle markets to their estimated fair values less costs to sell, based on the sales price negotiated for each property during this period. We completed the sales of these properties during the three months ended September 30, 2021.

Refer to “Impairment of long-lived assets” within Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of September 30, 2021, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated joint ventures(2):
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
225 Binney Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
409 and 499 Illinois Street	San Francisco Bay Area	Mission Bay	60.0%	(3)
1500 Owens Street	San Francisco Bay Area	Mission Bay	50.1%	(3)
Alexandria Technology Center® – Gateway(4)	San Francisco Bay Area	South San Francisco	48.1%
213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae Station	San Francisco Bay Area	South San Francisco	37.6%
Alexandria Point(5)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	50.1%
SD Tech by Alexandria(6)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
The Eastlake Life Science Campus by Alexandria(7)	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%

Unconsolidated joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
Menlo Gateway	San Francisco Bay Area	Greater Stanford	49.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(8)
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
(3)Refer to the “Formation of consolidated real estate joint ventures and sales of partial interests” section within this Note 4 for additional information.
(4)Includes 601, 611, 651, 681, 685, 701, and 751 Gateway Boulevard in our South San Francisco submarket.
(5)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4161, 4224, and 4242 Campus Point Court in our University Town Center submarket.
(6)Includes 9605, 9645, 9675, 9685, 9725, 9735, 9808, 9855, and 9868 Scranton Road and 10055 and 10065 Barnes Canyon Road in our Sorrento Mesa submarket.
(7)Includes 1201 and 1208 Eastlake Avenue East and 199 East Blaine Street in our Lake Union submarket.
(8)Represents our ownership interest; our voting interest is limited to 50%.

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
99 Coolidge Avenue
409 and 499 Illinois Street
1500 Owens Street
Alexandria Technology Center® – Gateway
213 East Grand Avenue			(ii) Benefits that can be significant to the joint venture.
500 Forbes Boulevard
Alexandria Center® for Life Science – Millbrae Station
Alexandria Point
5200 Illumina Way			Therefore, we are the primary beneficiary of each VIE
9625 Towne Centre Drive
SD Tech by Alexandria
Pacific Technology Park
The Eastlake Life Science Campus by Alexandria
400 Dexter Avenue North
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

Formation of consolidated real estate joint ventures and sales of partial interests

In each of the joint ventures described below, we are contractually responsible for activities that most significantly impact the economic performance of the joint venture. In addition, our joint venture partner in each of the following joint ventures lacks kick-out rights over our role as property manager. Therefore, we determined that our joint venture partner does not have a controlling financial interest, and consequently each joint venture should be accounted for as a VIE. We also determined that we are the primary beneficiary of each joint venture because we are responsible for activities that most significantly impact their economic performance, and also have the obligation to absorb losses of, or the right to receive benefits from, each joint venture that could potentially be significant to the joint venture. Accordingly, we consolidate each joint venture under the variable interest model.

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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
9444 Waples Street and Pacific Technology Park

In August 2021, we formed a real estate joint venture in our Sorrento Mesa submarket to own and operate our recently acquired 9444 Waples Street property and a collection of five adjacent properties owned by the joint venture partner also located on Waples Street. We own a 50% interest in this joint venture and our partner owns the remaining 50% interest. Concurrently with the formation of the joint venture:

(i)we sold to our partner a 50% interest in our recently acquired 9444 Waples Street property, aggregating 88,380 RSF, for a sales price of $11.5 million, or $260 per RSF; and
(ii)we acquired from our partner a 50% interest in Pacific Technology Park, aggregating 544,352 RSF, located at 9389, 9393, 9401, 9455, and 9477 Waples Street for a purchase price of $85.8 million.

We control the newly formed real estate joint venture and therefore continue to consolidate 9444 Waples Street and have begun consolidating the Pacific Technology Park properties owned by the joint venture. The sales price we received for our sale of the 50% interest in 9444 Waples Street approximated the value paid for the property when initially acquired during the three months ended June 30, 2021. Therefore, there was no difference between the consideration received and the book value of the 50% interest sold.

409 and 499 Illinois Street

In October 2021, an investor acquired a 75% interest in our consolidated joint venture at 409 and 499 Illinois Street located in our Mission Bay submarket, which consisted of a 35% partial interest sold by us and a 40% interest held by our previous joint venture partner, for an aggregate sales price of $495.6 million. Our portion of the sales price was $231.0 million, representing $92.4 million of consideration in excess of the book value of our 35% interest sold. Upon completion of the sale, our ownership interest in the joint venture is 25%. We retained control over the newly formed real estate joint venture and therefore will continue to consolidate these properties. Accordingly, we accounted for the difference between the consideration received and the book value of our interest sold as an equity transaction, with no gain or loss recognized in earnings.

1500 Owens Street

In October 2021, an investor acquired a 75% interest in our consolidated joint venture at 1500 Owens Street located in our Mission Bay submarket, which consisted of a 25.1% partial interest sold by us and a 49.9% interest held by our previous joint venture partner, for an aggregate sales price of $130.5 million. Our portion of the sales price was $43.7 million, representing $21.3 million of consideration in excess of the book value of our 25.1% interest sold. Upon completion of the sale, our ownership interest in the joint venture is 25%. We retained control over the newly formed real estate joint venture and therefore will continue to consolidate this property. Accordingly, we accounted for the difference between the consideration received and the book value of our interest sold as an equity transaction, with no gain or loss recognized in earnings.

Refer to the “Consolidation” section in Note 2 – “Summary of significant accounting policies” to these unaudited consolidated financial statements for additional information.

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of September 30, 2021, and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Investments in real estate	$4,418,245	$3,196,215
Cash and cash equivalents	131,321	95,565
Other assets	433,827	341,524
Total assets	$4,983,393	$3,633,304

Secured notes payable	$—	$—
Other liabilities	260,901	183,237
Total liabilities	260,901	183,237
Redeemable noncontrolling interests	2,069	1,731
Alexandria Real Estate Equities, Inc.’s share of equity	2,483,248	1,742,039
Noncontrolling interests’ share of equity	2,237,175	1,706,297
Total liabilities and equity	$4,983,393	$3,633,304

In determining whether to aggregate the balance sheet information of consolidated VIEs, we considered the similarity of each

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
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

Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets as of September 30, 2021, and December 31, 2020, consisted of the following (in thousands):

Property	September 30, 2021	December 31, 2020
Menlo Gateway	$296,086	$300,622
1655 and 1725 Third Street	14,093	14,939
Other	11,558	16,788
	$321,737	$332,349

704 Quince Orchard Road

During the nine months ended September 30, 2021, we acquired our partner’s ownership interest in our unconsolidated real estate joint venture that holds our property located at 704 Quince Orchard Road. For additional information, refer to the “Purchase of partner’s interest in an unconsolidated real estate joint venture in March 2021” section in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements.

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

In June 2021, as a result of improving economic conditions for this retail center, we contributed capital aggregating $578 thousand to the joint venture to become current with required capital contributions and maintain our 65.0% equity interest in this joint venture. This contribution increased our investment in the joint venture, but this was offset by the recognition of our share of operating losses of the joint venture that occurred while our equity method accounting was suspended. During the nine months ended September 30, 2021, we recognized equity in losses of unconsolidated real estate joint ventures equal to the $578 thousand of additional financial support contributed to the joint venture, resulting in a carrying amount of our investment in the joint venture of zero dollars as of September 30, 2021.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of September 30, 2021 (dollars in thousands):

Unconsolidated Joint Venture	Our Share	Maturity Date	Stated Rate	Interest Rate(1)		Debt Balance at 100%(2)

1401/1413 Research Boulevard	65.0%	5/17/22	L+2.50%	3.50%	(3)	$27,145
1655 and 1725 Third Street	10.0%	3/10/25	4.50%	4.57%		598,550
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%		154,992
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%		137,578
						$918,265
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2021.
(3)This loan is subject to a fixed floor rate of 3.50%.

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

Leases in which we are the lessor

As of September 30, 2021, we had 407 properties aggregating 38.7 million operating RSF located in key locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, agtech, and technology entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of September 30, 2021, all leases in which we are the lessor were classified as operating leases with the exception of one direct financing lease and two sales-type leases. Our operating, direct financing, and sales-type leases are described below.

5.    LEASES (continued)
Operating leases

As of September 30, 2021, our 407 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 71.2 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of September 30, 2021, are outlined in the table below (in thousands):

Year	Amount
2021	$361,351
2022	1,508,991
2023	1,542,593
2024	1,481,732
2025	1,383,973
Thereafter	8,987,517
Total	$15,266,157

Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

Direct financing and sales-type leases

As of September 30, 2021, we had one direct financing lease agreement, with a net investment balance of $38.4 million, for a parking structure with a remaining lease term of 71.2 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.

During the nine months ended September 30, 2021, we acquired two sales-type ground lease agreements. As of September 30, 2021, these leases had a net investment balance of $32.0 million and a weighted-average remaining lease term of 88.2 years. Upon recognition of the two sales-type ground leases during the nine months ended September 30, 2021, the present value of future lease payments approximated our carrying value of the leased assets; therefore, no profit or loss was recognized in connection with these leases.

The components of our aggregate net investment in our direct financing and sales-type leases as of September 30, 2021, and December 31, 2020, are summarized in the table below (in thousands):

	September 30, 2021	December 31, 2020
Gross investment in direct financing and sales-type leases	$404,143	$258,751
Add: estimated unguaranteed residual value of the underlying assets	31,839	—
Less: unearned income on direct financing lease	(216,190)	(218,072)
Less: effect of discounting on sales-type leases	(146,557)	—
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing and sales-type leases	$70,396	$37,840

As of September 30, 2021, our estimated credit loss related to our direct financing lease was $2.8 million. No adjustment to the estimated credit loss balance was required during the three months ended September 30, 2021.

We determined our two sales-type leases were not financial assets purchased with credit deterioration, and as such did not recognize an initial credit loss reserve, based on our experience with leases that included similar collateral and tenant creditworthiness. At September 30, 2021, we re-assessed the collectability of these leases, and determined that no credit loss adjustment was necessary For further details, refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

5.    LEASES (continued)
Future lease payments to be received under the terms of our direct financing and sales-type leases as of September 30, 2021, are outlined in the table below, in aggregate (in thousands):

Year	Total
2021	$755
2022	3,066
2023	3,120
2024	3,176
2025	3,371
Thereafter	390,655
Total	$404,143

Income from rentals

Our total income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$538,880	$539,001	$1,515,396	$1,398,084
Direct financing and sales-type leases	1,012	619	2,473	1,847
Revenues subject to the lease accounting standard	539,892	539,620	1,517,869	1,399,931
Revenues subject to the revenue recognition accounting standard	6,635	3,792	15,724	16,942
Income from rentals	$546,527	$543,412	$1,533,593	$1,416,873

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

5.    LEASES (continued)

As of September 30, 2021, the present value of the remaining contractual payments aggregating $872.8 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $371.5 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $395.9 million. As of September 30, 2021, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 43 years, and the weighted-average discount rate was 4.78%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of September 30, 2021, included leases for 38 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $7.0 million as of September 30, 2021, our ground lease obligations have remaining lease terms ranging from approximately 32 years to 93 years, including extension options which we are reasonably certain to exercise.

The reconciliation of future lease payments, under noncancelable operating ground and office leases in which we are the lessee, to the operating lease liability reflected in our unaudited consolidated balance sheet as of September 30, 2021, is presented in the table below (in thousands):

Year	Total
2021	$5,471
2022	21,115
2023	21,288
2024	21,533
2025	20,663
Thereafter	782,688
Total future payments under our operating leases in which we are the lessee	872,758
Effect of discounting	(501,220)
Operating lease liability	$371,538

Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 14 years, exclusive of extension options. For the three and nine months ended September 30, 2021 and 2020, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross operating lease costs	$7,055	$5,623	$20,580	$17,060
Capitalized lease costs	(827)	(894)	(2,273)	(2,614)
Expenses for operating leases in which we are the lessee	$6,228	$4,729	$18,307	$14,446

For the nine months ended September 30, 2021 and 2020, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee were $18.0 million and $15.2 million, respectively.

6.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2021, and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$325,872	$568,532
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	18,509	17,256
Funds held in escrow related to construction projects and investing activities	16,938	4,580
Other	6,735	7,337
	42,182	29,173
Total	$368,054	$597,705

7.    INVESTMENTS

We hold equity investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. Our accounting for non-real estate investments is summarized below. Refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

Investments in publicly traded companies

Our investments in publicly traded companies are classified as investments with readily determinable fair values and are presented at fair value in our consolidated balance sheets, with changes in fair value classified in investment income in our consolidated statements of operations.

Investments in privately held companies

Our investments in privately held entities consist of (i) investments in privately held entities that report NAV and (ii) investments in privately held entities that do not report NAV. These investments are accounted for as follows:

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

7.    INVESTMENTS (continued)
These investments continue to be evaluated on the basis of a qualitative assessment for indicators of impairment by utilizing the monitoring criteria described in the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements, and by monitoring the presence of the following impairment indicators:

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

Investments accounted for under the equity method

We account for our investments under the equity method whenever we are deemed to have significant influence over the investee’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of the investee’s earnings or losses, distributions received, and other-than-temporary impairments. Refer to the “Investments” section within Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information on the criteria used to determine whether an investment should be accounted for under the equity method, and for our impairment assessment of our equity method investments.

As of September 30, 2021, we had five investments in privately held entities aggregating $75.2 million accounted for under the equity method. Our ownership interest in each of our investments accounted for under the equity method of accounting is less than 20%. Our equity in earnings or losses of our equity method investees is recognized in each period for which these earnings or losses are reported by the investee, and is classified within investment income in our consolidated statements of operations.

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
(iii)observable price changes for investments in privately held entities that do not report NAV; and
(iv)our share of unrealized gains or losses reported by our equity method investees.

Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. For our equity method investments, realized gains and losses represent our share of realized gains or losses reported by the investee. Impairments are realized losses, which result in an adjusted cost, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV per share and equity method investments, if impairments are deemed other than temporary, to their estimated fair value.

7.    INVESTMENTS (continued)
The following tables summarize our investments as of September 30, 2021, and December 31, 2020 (in thousands):

	September 30, 2021
	Cost	Unrealized Gains (Losses)	Carrying Amount
Publicly traded companies	$282,816	$374,515	$657,331
Entities that report NAV	355,400	480,412	835,812
Entities that do not report NAV:
Entities with observable price changes	54,562	74,906	129,468
Entities without observable price changes	349,100	—	349,100
	$1,041,878	$929,833	1,971,711
Investments accounted for under the equity method			75,167
Total investments			$2,046,878

	December 31, 2020
	Cost	Unrealized Gains (Losses)	Carrying Amount
Publicly traded companies	$208,754	$351,076	$559,830
Entities that report NAV	334,341	327,741	662,082
Entities that do not report NAV:
Entities with observable price changes	47,545	96,859	144,404
Entities without observable price changes	244,798	—	244,798
Total investments	$835,438	$775,676	$1,611,114

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of September 30, 2021, aggregated to a gain of $34.5 million, which consisted of upward adjustments of $75.8 million, downward adjustments of $0.9 million, and impairments of $40.4 million.

Our investment income for the three and nine months ended September 30, 2021 and 2020, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Realized gains	$81,516	$17,361	$189,013	$25,689
Unrealized (losses) gains	(14,432)	(14,013)	183,348	140,495
Investment income	$67,084	$3,348	$372,361	$166,184

During the nine months ended September 30, 2021, gains and losses on investments in privately held entities that do not report NAV still held at September 30, 2021, aggregated to a loss of $28.0 million, which consisted of upward adjustments of $29.9 million and downward adjustments primarily related to observable prices changes aggregating $57.9 million.

During the nine months ended September 30, 2020, gains and losses on investments in privately held entities that do not report NAV still held at September 30, 2020, aggregated to a loss of $17.3 million, which consisted of downward adjustments and impairments of $25.8 million and upward adjustments of $8.5 million.

Unrealized gains and losses related to investments still held at September 30, 2021 and 2020, aggregated to gains of $231.5 million and gains of $151.7 million during the nine months ended September 30, 2021 and 2020, respectively.

Our investment income for the three and nine months ended September 30, 2021, also included $12.5 million of equity in earnings of our equity method investments.

Refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

7.    INVESTMENTS (continued)
Commitments on investments in privately held entities that report NAV

We are committed to funding approximately $345.8 million for all investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.9 years as of September 30, 2021. These investments are not redeemable by us, but we may receive distributions from these investments throughout their term. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.0 years as of September 30, 2021.

8.     OTHER ASSETS

The following table summarizes the components of other assets (in thousands):

	September 30, 2021	December 31, 2020
Acquired in-place leases	$632,075	$462,324
Deferred compensation plan	39,453	31,057
Deferred financing costs – unsecured senior line of credit	20,499	24,124
Deposits	161,793	13,861
Furniture, fixtures, and equipment	27,333	31,130
Net investment in direct financing and sales-type leases	70,396	37,840
Notes receivable	12,024	3,424
Operating lease right-of-use asset	395,892	335,920
Other assets	53,970	30,620
Prepaid expenses	30,960	67,667
Property, plant, and equipment	152,220	153,614
Total	$1,596,615	$1,191,581

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020. In addition, there were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the nine months ended September 30, 2021.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of September 30, 2021	$657,331	$657,331	$—	$—
As of December 31, 2020	$559,830	$559,830	$—	$—

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

Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of September 30, 2021, and December 31, 2020, the carrying values of investments in privately held entities that report NAV aggregated $835.8 million and $662.1 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2021 (in thousands). These investments were measured at various times during the period from January 1, 2018, to September 30, 2021.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Investments in privately held entities that do not report NAV
As of September 30, 2021	$135,524	$—	$129,468	(1)	$6,056	(2)
As of December 31, 2020	$157,871	$—	$144,404		$13,467

(1)This balance represents the total carrying amount of our equity investments in privately held entities with observable price changes, included in our total investments balance of $2.0 billion in our consolidated balance sheets as of September 30, 2021. For more information, refer to Note 7 – “Investments” to our unaudited consolidated financial statements.
(2)This amount is included in the $349.1 million balance of investments in privately held entities without observable price changes disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements and represents the carrying amount of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described within the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

Our investments in privately held entities that do not report NAV are measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income. These investments are adjusted based on the observable price changes in orderly transactions for the identical or similar investment of the same issuer. Further adjustments are not made until another observable transaction occurs. Therefore, the determination of fair values of our investments in privately held entities that do not report NAV does not involve significant estimates and assumptions or subjective and complex judgments.

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

Our real estate assets classified as held for sale are measured at fair value less cost to sell, with changes recognized in net income. We evaluate these assets utilizing an agreed-upon contractual sales price and available comparable market information. If this information is not available, we use estimated replacement costs or estimated cash flow projections that utilize appropriate discount and capitalization rates.

Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures,” Note 7 – “Investments,” and Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements for additional information.

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

As of September 30, 2021, and December 31, 2020, the book and estimated fair values of our secured notes payable, unsecured senior notes payable, and amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	September 30, 2021
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$198,758	$—	$208,553	$—	$208,553
Unsecured senior notes payable	$8,314,851	$—	$9,031,303	$—	$9,031,303
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$749,978	$—	$749,986	$—	$749,986

	December 31, 2020
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$230,925	$—	$249,782	$—	$249,782
Unsecured senior notes payable	$7,232,370	$—	$8,447,845	$—	$8,447,845
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$99,991	$—	$99,998	$—	$99,998

10.    SECURED AND UNSECURED SENIOR DEBT

The following table summarizes our outstanding indebtedness and respective principal payments as of September 30, 2021 (dollars in thousands):

	Stated Rate		Interest Rate(1)		Maturity Date(2)	Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2021	2022	2023	2024	2025	Thereafter	Principal		Total
Secured notes payable
Greater Boston	4.82%		3.40%		2/6/24	$870	$3,564	$3,742	$183,527	$—	$—	$191,703	$6,377	$198,080
San Francisco Bay Area	6.50%		6.50		7/1/36	—	28	30	32	34	554	678	—	678
Secured debt weighted-average interest rate/subtotal	4.83%		3.41			870	3,592	3,772	183,559	34	554	192,381	6,377	198,758

Commercial paper program(3)	0.23%	(3)	0.23	(3)	(3)	(3)	—	—	—	—	750,000	750,000	(22)	749,978
Unsecured senior line of credit	L+0.815%	(4)	N/A		1/6/26	—	—	—	—	—	—	—	—	—
Unsecured senior notes payable	3.45%		3.62		4/30/25	—	—	—	—	600,000	—	600,000	(3,151)	596,849
Unsecured senior notes payable	4.30%		4.50		1/15/26	—	—	—	—	—	300,000	300,000	(2,106)	297,894
Unsecured senior notes payable – green bond	3.80%		3.96		4/15/26	—	—	—	—	—	350,000	350,000	(2,237)	347,763
Unsecured senior notes payable	3.95%		4.13		1/15/27	—	—	—	—	—	350,000	350,000	(2,693)	347,307
Unsecured senior notes payable	3.95%		4.07		1/15/28	—	—	—	—	—	425,000	425,000	(2,673)	422,327
Unsecured senior notes payable	4.50%		4.60		7/30/29	—	—	—	—	—	300,000	300,000	(1,744)	298,256
Unsecured senior notes payable	2.75%		2.87		12/15/29	—	—	—	—	—	400,000	400,000	(3,385)	396,615
Unsecured senior notes payable	4.70%		4.81		7/1/30	—	—	—	—	—	450,000	450,000	(3,259)	446,741
Unsecured senior notes payable	4.90%		5.05		12/15/30	—	—	—	—	—	700,000	700,000	(7,261)	692,739
Unsecured senior notes payable	3.375%		3.48		8/15/31	—	—	—	—	—	750,000	750,000	(6,422)	743,578
Unsecured senior notes payable – green bond	2.00%		2.12		5/18/32	—	—	—	—	—	900,000	900,000	(9,939)	890,061
Unsecured senior notes payable	1.875%		1.97		2/1/33	—	—	—	—	—	1,000,000	1,000,000	(9,916)	990,084
Unsecured senior notes payable	4.85%		4.93		4/15/49	—	—	—	—	—	300,000	300,000	(3,246)	296,754
Unsecured senior notes payable	4.00%		3.91		2/1/50	—	—	—	—	—	700,000	700,000	10,342	710,342
Unsecured senior notes payable	3.00%		3.08		5/18/51	—	—	—	—	—	850,000	850,000	(12,459)	837,541
Unsecured debt weighted-average interest rate/subtotal			3.27			—	—	—	—	600,000	8,525,000	9,125,000	(60,171)	9,064,829
Weighted-average interest rate/total			3.27%			$870	$3,592	$3,772	$183,559	$600,034	$8,525,554	$9,317,381	$(53,794)	$9,263,587

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

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our commercial paper program as of September 30, 2021 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate(1)
Secured notes payable	$198,758	$—	$198,758	2.1%	3.41%	2.4
Unsecured senior notes payable	8,314,851	—	8,314,851	89.8	3.54	12.8
Unsecured senior line of credit	—	—	—	—	N/A	4.3
Commercial paper program	—	749,978	749,978	8.1	0.23	(2)
Total/weighted average	$8,513,609	$749,978	$9,263,587	100.0%	3.27%	11.9	(2)
Percentage of total debt	92%	8%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)The commercial paper notes bear interest at short-term fixed rates and can generally be issued with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Borrowings under the program are used to fund short-term capital needs and are backed by our unsecured senior line of credit. The commercial paper outstanding as of September 30, 2021, matured on October 6, 2021. In the event we are unable to issue commercial paper notes or refinance outstanding borrowings under terms equal to or more favorable than those under our unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at L+0.815%. As such, we calculate the weighted-average remaining term of our commercial paper by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper, the consolidated weighted-average maturity of our debt is 11.6 years as of September 30, 2021. The commercial paper notes sold during the three months ended September 30, 2021, were issued at a weighted-average yield to maturity of 0.21% and had a weighted-average maturity term of 9 days.

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

$1.5 billion commercial paper program

Our commercial paper program provides us with the ability to issue up to $1.5 billion of commercial paper with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. As of September 30, 2021, we had $750.0 million of notes outstanding under our commercial paper program.

Interest expense

The following table summarizes interest expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross interest	$78,863	$75,874	$233,866	$222,100
Capitalized interest	(43,185)	(32,556)	(126,563)	(88,029)
Interest expense	$35,678	$43,318	$107,303	$134,071

11.     ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of September 30, 2021, and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
Accounts payable and accrued expenses	$558,065	(1)	$285,021
Accrued construction	412,000		333,271
Acquired below-market leases	358,203		288,075
Conditional asset retirement obligations	58,729		47,070
Deferred rent liabilities	12,324		4,495
Operating lease liability	371,538		345,750
Unearned rent and tenant security deposits	299,089		276,751
Other liabilities	79,502		89,399
Total	$2,149,450		$1,669,832
(1)Includes $185.2 million related to deferred purchase price obligations in connection with two acquisitions of real estate. We paid $25.2 million of this balance related to one of the acquisitions in October 2021.

As of September 30, 2021, and December 31, 2020, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.

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

The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$124,433	$95,799	$554,486	$370,038
Net income attributable to noncontrolling interests	(21,286)	(14,743)	(58,134)	(40,563)
Net income attributable to unvested restricted stock awards	(1,883)	(1,730)	(5,750)	(5,304)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$101,264	$79,326	$490,602	$324,171

Denominator for basic EPS – weighted-average shares of common stock outstanding	150,854	124,901	144,716	123,561
Dilutive effect of forward equity sales agreements	707	927	437	466
Denominator for diluted EPS – weighted-average shares of common stock outstanding	151,561	125,828	145,153	124,027
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.67	$0.64	$3.39	$2.62
Diluted	$0.67	$0.63	$3.38	$2.61

13.    STOCKHOLDERS’ EQUITY

Common equity transactions

During the nine months ended September 30, 2021, our common equity transactions included the following:

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
•As of September 30, 2021, 1.5 million shares representing net proceeds of approximately $228.5 million remain outstanding under our forward equity sales agreements.
•In February 2021, we entered into a new ATM common stock offering program, which allowed us to sell up to an aggregate of $1.0 billion of our common stock.
•During the three months ended March 31, 2021, we issued 3.1 million shares under our ATM program at a price of $163.26 per share (before underwriting discounts) and received net proceeds of $492.3 million.
•During the three months ended September 31, 2021, we issued 2.5 million shares under our ATM program at a price of $200.73 per share (before underwriting discounts) and received net proceeds of $492.3 million.
•As of September 30, 2021, we have no amounts remaining under our ATM program.
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
•As of September 30, 2021, 3.1 million shares representing net proceeds of approximately $543.4 million remain outstanding under our forward equity sales agreements.

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

During the three months ended September 30, 2021, we declared cash dividends on our common stock aggregating $173.6 million, or $1.12 per share. In October 2021, we paid the cash dividends on our common stock declared for the three months ended September 30, 2021.

Accumulated other comprehensive loss

The following table presents the changes in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the nine months ended September 30, 2021, which was entirely due to net unrealized gains on foreign currency translation related to our operations in Canada and China (in thousands):

Total
Balance as of December 31, 2020	$(6,625)

Other comprehensive income before reclassifications	596
Net other comprehensive income	596

Balance as of September 30, 2021	$(6,029)

13.    STOCKHOLDERS’ EQUITY (continued)

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 153.3 million shares were issued and outstanding as of September 30, 2021. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of September 30, 2021. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2021.

14.    NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 50 properties as of September 30, 2021, and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the nine months ended September 30, 2021 and 2020, we distributed $81.9 million and $64.6 million, respectively, to our consolidated real estate joint venture partners.

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

15.    ASSETS CLASSIFIED AS HELD FOR SALE

As of September 30, 2021, two properties aggregating 413,151 RSF and an option to purchase a land parcel in our SoMa submarket for the development of an office property were classified as held for sale in our unaudited consolidated financial statements, none of which met the criteria for classification as discontinued operations. Accordingly, we ceased depreciation of the two properties upon their classification as held for sale.

Upon classification of an asset as held for sale, we recognize an impairment charge if the carrying amount of the long-lived asset exceeds its fair value less cost to sell. Subsequently, as a result of our quarterly assessment, we recognize an incremental impairment charge for any decrease in the asset’s fair value less cost to sell. Conversely, a gain is recognized for a subsequent increase in fair value less cost to sell, limited to the cumulative net loss previously recognized. Refer to the “Impairment of long-lived assets” section within Note 2 – “Summary of significant accounting policies” and “Real estate impairment charges” section within Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for information about impairment charges related to our assets held for sale recognized during the nine months ended September 30, 2021.

The following is a summary of net assets as of September 30, 2021, and December 31, 2020, for our assets that were classified as held for sale as of each respective date (in thousands):

	September 30, 2021	December 31, 2020
Total assets	$28,174	$117,879
Total liabilities	(1,085)	(33,081)
Total accumulated other comprehensive loss	(1,276)	(841)
Net assets classified as held for sale	$25,813	$83,957

16.    SUBSEQUENT EVENTS

Real estate assets acquired in October 2021

In October 2021, we completed the acquisition of two properties for an aggregate purchase price of $203.8 million comprising 185,228 RSF of operating properties with future development and redevelopment opportunities.

Recapitalization of consolidated real estate joint ventures in October 2021

Refer to the “Formation of consolidated real estate joint ventures and sales of partial interests” section in Note 4 – “Consolidated and unconsolidated real estate joint ventures” to these unaudited consolidated financial statements for information about our recapitalization of two consolidated real estate joint ventures completed in October 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “forecast,” “guidance,” “goals,” “projects,” “estimates,” “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “targets,” or “will,” or the negative of those words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT and the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, agtech, and technology campuses in AAA innovation cluster locations, with a total market capitalization of $38.6 billion and an asset base in North America of 63.9 million SF as of September 30, 2021. The asset base in North America includes 38.7 million RSF of operating properties and 4.3 million RSF of Class A properties undergoing construction, 8.9 million RSF of near-term and intermediate-term development and redevelopment projects, and 12.0 million SF of future development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We have a longstanding and proven track record of developing Class A properties clustered in urban life science, agtech, and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, agtech, and technology companies through our venture capital platform. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of September 30, 2021:

•Investment-grade or publicly traded large cap tenants represented 53% of our total annual rental revenue;
•Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from approximately 3.0% to 3.5%) or indexed based on a consumer price index or other index;
•Approximately 92% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent; and
•Approximately 94% of our leases (on an RSF basis) provided for the recapture of capital expenditures (such as heating, ventilation, and air conditioning systems maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

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

Executive summary

Operating results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$101.3	$79.3	$490.6	$324.2
Per share	$0.67	$0.63	$3.38	$2.61
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$296.0	$230.7	$841.3	$677.1
Per share	$1.95	$1.83	$5.80	$5.46

The operating results shown above include certain items related to corporate-level investing and financing decisions. Refer to the tabular presentation of these items at the beginning of the “Results of operations” section within this Item 2 for additional information.

Strategic relationship with Moderna, Inc. leads to new HQ and R&D facility at 325 Binney Street, representing largest life science lease executed in Company history

In September 2021, we signed a 15-year full-building lease with Moderna, Inc. to develop, construct, and operate its new headquarters and core R&D facility at 325 Binney Street, a leading-edge 462,100 RSF property designed to be the most sustainable laboratory building in Cambridge, representing the largest life science lease in Company history.

Historic-high year-to-date leasing volume and continued strong rental rate growth

•During the nine months ended September 30, 2021, historic demand for our high-quality office/laboratory space translated into 5.4 million RSF of leasing activity in only nine months, representing the highest leasing activity in Company history, surpassing our record annual leasing of 5.1 million RSF in 2019.
•Continued strong leasing activity and rental rate growth during the three and nine months ended September 30, 2021, over expiring rates on renewed and re-leased space:

	September 30, 2021
	Three Months Ended		Nine Months Ended
Total leasing activity – RSF	1,810,630		5,422,127
Leasing of development and redevelopment space – RSF	1,005,890	(1)	2,071,750
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	671,775		2,666,313
Rental rate increases	35.3%		39.4%
Rental rate increases (cash basis)	19.3%		22.3%
(1)Represents the second highest leasing quarter of development and redevelopment square footage in Company history.

Continued strong net operating income and internal growth

•Total revenues:
•$547.8 million, up 0.5%, for the three months ended September 30, 2021, compared to $545.0 million for the three months ended September 30, 2020.
•$1.5 billion, up 8.1%, for the nine months ended September 30, 2021, compared to $1.4 billion for the nine months ended September 30, 2020.
•Revenues for the three and nine months ended September 30, 2020, included a termination fee of $89.5 million. Excluding this termination fee, growth for the three and nine months ended September 30, 2021, was 20.2% and 15.4%, respectively.
•Net operating income (cash basis) of $1.3 billion for the three months ended September 30, 2021, annualized, increased by $234.3 million, or 21.2%, compared to the three months ended September 30, 2020, annualized, excluding the effect of income recognized during the three months ended September 30, 2020, aggregating $86.2 million, which comprised a termination fee of $89.5 million and related expenses of $3.3 million.
•95% of our leases contain contractual annual rent escalations approximating 3%.
•Same property net operating income growth:
•3.0% and 7.1% (cash basis) for the three months ended September 30, 2021, over the three months ended September 30, 2020.
•4.1% and 7.3% (cash basis) for the nine months ended September 30, 2021, over the nine months ended September 30, 2020.

A REIT industry-leading high-quality tenant roster with high-quality revenues and cash flows, strong margins, and operational excellence

Percentage of annual rental revenue in effect from investment-grade or publicly traded large cap tenants	53%

Occupancy of operating properties in North America	94.4%
Occupancy of operating properties in North America (excluding vacancy at recently acquired properties)	98.5%	(1)
Operating margin	70%
Adjusted EBITDA margin	68%
Weighted-average remaining lease term:
All tenants	7.4	years
Top 20 tenants	10.6	years

(1)Excludes 1.6 million RSF, or 4.1%, of vacancy at recently acquired properties, representing lease-up opportunities that are expected to provide incremental annual rental revenues in excess of $59 million upon full lease-up. Excluding acquired vacancies, occupancy was 98.5% as of September 30, 2021, up 80 bps from 97.7% as of December 31,2020. Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information regarding vacancy at recently acquired properties.

Credit rating outlook improvement

In October 2021, S&P Global Ratings raised our corporate issuer credit rating outlook to BBB+/Positive from BBB+/Stable.

Strong and flexible balance sheet with significant liquidity

•Investment-grade credit ratings ranked in the top 10% among all publicly traded U.S. REITs as of September 30, 2021.
•Net debt and preferred stock to Adjusted EBITDA of 5.8x and fixed-charge coverage ratio of 5.1x for the three months ended September 30, 2021, annualized.
•Net debt to gross assets of 28% as of September 30, 2021.
•$4.0 billion of liquidity as of September 30, 2021.

Continued dividend strategy to share growth in cash flows with stockholders

Common stock dividend declared for the three months ended September 30, 2021, of $1.12 per common share, aggregating $4.42 per common share for the twelve months ended September 30, 2021, up 24 cents, or 6%, over the twelve months ended September 30, 2020. Our FFO payout ratio of 58% for the three months ended September 30, 2021, allows us to continue to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

Sustained strength in tenant collections

•Tenant collections remain consistently high, with 99.6% of October 2021 billings collected as of the date of this report.
•As of September 30, 2021, our tenant receivables balance of $7.7 million continues to be near historic lows.

Alexandria at the vanguard of innovation for over 750 tenants, with a focus to accommodate current tenant needs plus a path for their future growth

During the three months ended September 30, 2021, we completed acquisitions in our key life science cluster submarkets aggregating 5.6 million SF, comprising 4.9 million RSF of value-creation opportunities and 0.7 million RSF of operating space, for an aggregate purchase price of $989.7 million.

Robust leasing activity of development and redevelopment projects

Historically high demand for our value-creation development and redevelopment projects of high-quality office/laboratory space, as well as continued operational excellence at our world-class, sophisticated laboratory facilities, and strong execution by our team, has translated into record lease executed in the nine months ended September 30, 2021, aggregating 2.1 million RSF, related to our development and redevelopment projects.

Value-creation development and redevelopment projects expected to generate significant growth in rental revenues and cash flows

Our highly leased value-creation pipeline of current and near-term projects that are under construction or will commence construction in the next six quarters is expected to generate significant incremental revenues, as follows:

Under Construction		Key Projects Expected to Commence Construction in the Next Six Quarters(1)		Incremental Projected Annual Rental Revenues

4.3 Million RSF		3.4 Million RSF		> $615 Million
37 Properties	+	20 Properties	=
79% Leased/Negotiating		80% Leased/Negotiating
(1)We expect to commence construction of other projects in 2022.
•Approximately 93% of leased/negotiating activity related to the 7.7 million RSF of projects under construction or expected to commence construction in the next six quarters, is from existing relationships.
•In October 2021, our Alexandria Center® for Life Science – Fenway campus received entitlement rights to develop 450,000 SF of office/laboratory space.

Delivery of fully leased value-creation projects

•During the three months ended September 30, 2021, we placed into service development and redevelopment projects aggregating 238,163 RSF that are 100% leased across four submarkets.
•Commencement of three value-creation projects aggregating 1.1 million RSF during the three months ended September 30, 2021, including a 462,100 RSF development project at 325 Binney Street in our Cambridge submarket and a 229,000 RSF development project at 751 Gateway Boulevard in our South San Francisco submarket, which are 100% leased and 100% negotiating, respectively.
•Annual net operating income (cash basis) is expected to increase by $45 million upon the burn-off of initial free rent from recently delivered projects.

Key strategic transactions that generated capital for investment into our highly leased value-creation pipeline and acquisitions with development and redevelopment opportunities

•During the three months ended September 30, 2021, we completed dispositions of and sales of partial interests in real estate assets aggregating $339.4 million in our key life science cluster submarkets.

•In October 2021, we completed the recapitalization of two consolidated real estate joint ventures in our Mission Bay submarket:

	409 and 499 Illinois Street		1500 Owens Street
(Dollars in thousands)	Alexandria	JV Partner	Alexandria	JV Partner
Previous ownership	60%	40%	50.1%	49.9%
Recapitalization in October 2021	25%	75%	25%	75%
Sale of ownership interest	35%		25.1%

Sales price (our share)	$274,681
Capitalization rate	5.0%
Capitalization rate (cash)	4.2%
We retained control over these joint ventures and continue to consolidate them in our financial statements. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for further discussion.

Balance sheet management

Key metrics as of September 30, 2021

•$38.6 billion of total market capitalization.
•$29.3 billion of total equity capitalization.
•No debt maturing prior to 2024.
•11.9 years weighted-average remaining term of debt as of September 30, 2021.
•Investment-grade credit ratings ranked in the top 10% among all publicly traded U.S. REITs as of September 30, 2021.

	September 30, 2021		Goal for Fourth Quarter of 2021, Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.8x	6.2x	Less than or equal to 5.2x
Fixed-charge coverage ratio	5.1x	4.8x	Greater than or equal to 5.0x

Value-creation pipeline of new Class A development and redevelopment projects as a percentage of gross assets	September 30, 2021
Under construction projects	7%
Pre-leased/negotiating near-term projects and key pending acquisition	2%
Income-producing/potential cash flows/covered land play(1)	5%
Land	2%

(1)Includes projects that have existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

Key capital events

•During the three months ended September 30, 2021, we issued 2.5 million shares under our ATM program at a price of $200.73 per share (before underwriting discounts) and received net proceeds of $492.3 million. As of September 30, 2021, we have no amounts remaining under our ATM program. We expect to establish a new ATM program during the three months ending December 31, 2021.
•As of September 30, 2021, we had outstanding forward equity sales agreements aggregating $771.9 million to sell 4.6 million shares of our common stock. We expect to settle these forward equity sales agreements during the three months ending December 31, 2021.

Investments

•As of September 30, 2021, our investments aggregated $2.0 billion, including unrealized gains of $929.8 million.
•Investment income of $67.1 million for the three months ended September 30, 2021, consisted of $81.5 million of realized gains and $14.4 million of unrealized losses.

Industry and ESG leadership: catalyzing and leading the way for positive change to benefit human health and society

•In October 2021, our ESG commitment and leadership was recognized in the 2021 Global Real Estate Sustainability Benchmark (“GRESB”) Real Estate Assessment, including the following achievements: (i) Global Sector Leader and a 5 Star rating — GRESB’s highest rating — in the Diversified Listed sector for buildings in development, (ii) #2 ranking in the U.S. in the Science & Technology sector for buildings in operation, and (iii) fourth consecutive “A” disclosure score.
•In October 2021, Alexandria received an ESG Rating of A from MSCI as a result of our continued advancement of green building opportunities, recognition of talent management programs, and below-industry-average turnover rate, among other achievements. Our MSCI ESG Rating of A is currently ranked in the top 10% among all publicly traded U.S. equity REITs. An MSCI ESG Rating is designed to measure a company’s resilience to long-term industry-material ESG risks.
•In September 2021, Alexandria achieved the Fitwel Viral Response Certification With Distinction, the highest certification level within the Fitwel Viral Response module, for the second consecutive year. This evidence-based, third-party certification recognizes the Company's comprehensive and rigorous approach to protecting the health of its building occupants.
•In September 2021, the National September 11 Memorial & Museum honored Joel S. Marcus, our executive chairman and founder, for Distinction in Civic Engagement and Renewal, recognizing his meaningful contributions to and unwavering support of the 9/11 Memorial & Museum and its mission. As an active supporter of the Memorial & Museum since it opened in 2014, Mr. Marcus has served as a member of its board of trustees since his appointment in 2018 by former New York City Mayor Michael Bloomberg.
•In September 2021, OneFifteen, an innovative non-profit healthcare ecosystem dedicated to the full and sustained recovery of people living with addiction, received an honorable mention in Fast Company’s 2021 Innovation by Design Awards in the Impact category. Alexandria led the design and development of the pioneering OneFifteen campus in Dayton, Ohio, which houses a unique, evidence-based model encompassing a full continuum of care in one location, from intake, medication-assisted treatment, and residential living to family reunification, job training, and community transition.
•In July 2021, Alexandria Venture Investments, our strategic venture capital platform, was recognized by Silicon Valley Bank in its Healthcare Investments and Exits: Mid-Year 2021 Report as the most active biopharma corporate investor by new deal volume from 2020 to 1H 2021, for the fourth consecutive year and as the most active new Series A investor in biopharma from 2020 to 1H 2021. Alexandria’s venture activity provides us with, among other things, mission-critical data and knowledge on innovations and trends.

Operating summary

Historical Same Property Net Operating Income Growth	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Agtech, and Technology Campuses
	Increasing cash flows
	Percentage of leases containing annual rent escalations	95%
	Stable cash flows
	Percentage of triple net leases	92%	(2)
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	94%

Historical Rental Rate Growth: Renewed/Re-Leased Space	Margins(3)

	Operating	Adjusted EBITDA
	70%	68%

(1)Percentages calculated based on RSF as of September 30, 2021.
(2)Decline to 92% from 94% as of June 30, 2021, related to non-triple net leases in place at operating properties with future development or redevelopment opportunities acquired during the three months ended September 30, 2021. We expect to transition these properties to our triple net lease structure, in conjunction with our future development or redevelopment activities.
(3)Represents percentages for the three months ended September 30, 2021.

Long-Duration Cash Flows From High-Quality, Diverse, and Innovative Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	Long-Duration Lease Terms

53%	7.4 Years
of ARE’s	Weighted-Average
Annual Rental Revenue(1)	Remaining Term(2)

Tenant Mix

Public Biotechnology
25%
Life Science Product, Service, and Device
20%
Private Biotechnology
6%
Office With Future Change in Use(3)
4%
Mega Cap Tech(4)
4%
Investment-Grade and Large Cap Tech/Office
6%
Other (5)
5%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
11%
Multinational Pharmaceutical
19%

Percentage of ARE’s Annual Rental Revenue(1)

(1)Represents annual rental revenue in effect as of September 30, 2021. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Based on aggregate annual rental revenue in effect as of September 30, 2021. Refer to definition of “Annual rental revenue” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information on our methodology on annual rental revenue for unconsolidated real estate joint ventures.
(3)Represents annual rental revenue currently generated from office space that is targeted for a future change in use. The weighted-average remaining term of these leases is 3.2 years.
(4)Represents annual rental revenue from publicly traded technology tenants with an average daily market capitalization greater than $200 billion for the twelve months ended September 30, 2021.
(5)Our other tenants, aggregating 5.0% of our annual rental revenue, comprise 4.0% of annual rental revenue from technology, professional services, finance, telecommunications, and construction/real estate companies and only 1.0% from retail-related tenants.

High-Quality Cash Flows From High-Quality Tenants and Class A Properties in AAA Locations

Industry-Leading Tenant Roster	AAA Locations

San Francisco Bay Area
25%
New York City
5%
San Diego
17%
Seattle
6%
Maryland
6%
Research Triangle
5%
Other
1%
Greater Boston
35%

89%
of ARE’s Top 20 Tenants’ Annual Rental Revenue(1) Is From Investment-Grade or Publicly Traded Large Cap Tenants
Percentage of ARE’s Annual Rental Revenue(1)

Solid Historical Occupancy(2)	Occupancy Across Key Locations(3)

96%
Over 10 Years
(1)Represents annual rental revenue in effect as of September 30, 2021. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of September 30, 2021.
(3)As of September 30, 2021.
(4)Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended		Nine Months Ended			Year Ended
	September 30, 2021		September 30, 2021			December 31, 2020
	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	35.3%	19.3%	39.4%		22.3%	37.6%	18.3%
New rates	$54.66	$52.90	$57.47		$55.08	$49.51	$46.53
Expiring rates	$40.39	$44.34	$41.23		$45.05	$35.99	$39.32
RSF	671,775		2,666,313			2,556,833
Tenant improvements/leasing commissions	$24.00		$29.96			$35.08
Weighted-average lease term	4.4 years		5.7 years			6.0 years

Developed/redeveloped/ previously vacant space leased(2)
New rates	$103.29	$88.46	$72.94		$64.67	$56.67	$53.61
RSF	1,138,855		2,755,814			1,802,013
Weighted-average lease term	11.2 years		10.4 years			9.0 years

Leasing activity summary (totals):
New rates	$85.25	$75.27	$65.33		$59.96	$52.47	$49.46
RSF	1,810,630		5,422,127	(3)(4)		4,358,846
Weighted-average lease term	8.7 years		8.1 years			7.3 years

Lease expirations(1)
Expiring rates	$40.74	$42.61	$40.38		$43.16	$36.03	$39.01
RSF	870,283		3,329,865			3,560,188

Leasing activity includes 100% of results for each property in which we have an investment in North America.

(1)Excludes month-to-month leases aggregating 94,202 RSF and 96,383 RSF as of September 30, 2021, and December 31, 2020, respectively.
(2)Refer to “New Class A development and redevelopment properties: summary of pipeline” section within this Item 2 for additional information on total project costs.
(3)Represents the highest leasing activity in Company history, surpassing our record annual leasing volume of 5.1 million RSF during the year ended December 31, 2019.
(4)During the nine months ended September 30, 2021, we granted tenant concessions/free rent averaging 2.5 months with respect to the 5,422,127 RSF leased. Approximately 52% of the leases executed during the nine months ended September 30, 2021, did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of September 30, 2021:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2021 (2)	669,501	1.8%	$42.01	1.6%
2022	2,514,927	6.9%	$43.75	6.4%
2023	3,593,276	9.9%	$40.09	8.4%
2024	3,220,392	8.9%	$43.27	8.1%
2025	2,894,465	8.0%	$50.51	8.5%
2026	2,282,272	6.3%	$45.40	6.0%
2027	2,264,684	6.2%	$48.00	6.3%
2028	3,046,238	8.4%	$49.97	8.9%
2029	2,333,448	6.4%	$53.34	7.3%
2030	2,282,456	6.3%	$53.32	7.1%
Thereafter	11,285,360	30.9%	$47.44	31.4%

(1)Represents amounts in effect as of September 30, 2021.
(2)Excludes month-to-month leases aggregating 94,202 RSF as of September 30, 2021.

The following tables present information by market with respect to our lease expirations in North America as of September 30, 2021, for the remainder of 2021, and all of 2022:

	2021 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(2)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment	Remaining Expiring Leases	Total(1)

Greater Boston	91,284	16,674	202,428	5,807	316,193	$37.23
San Francisco Bay Area	63,831	18,223	—	60,904	142,958	63.31
New York City	—	130	—	1,191	1,321	N/A
San Diego	38,201	—	32,774	62,175	133,150	29.54
Seattle	—	—	—	17,883	17,883	16.09
Maryland	7,268	—	—	3,125	10,393	37.63
Research Triangle	21,215	6,871	—	10,747	38,833	37.78
Canada	—	—	—	—	—	—
Non-cluster/other markets	—	—	—	8,770	8,770	104.46
Total	221,799	41,898	235,202	170,602	669,501	$42.01
Percentage of expiring leases	33%	6%	35%	26%	100%

	2022 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(2)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment(3)	Remaining Expiring Leases(4)	Total

Greater Boston	57,663	158,561	—	267,256	483,480	$57.99
San Francisco Bay Area	—	60,075	490,127	180,190	730,392	51.78
New York City	14,891	—	—	3,464	18,355	N/A
San Diego	103,730	6,196	354,123	160,226	624,275	35.26
Seattle	—	15,177	51,255	124,951	191,383	32.79
Maryland	35,789	35,144	—	9,966	80,899	26.81
Research Triangle	—	7,591	62,490	149,202	219,283	24.76
Canada	—	26,426	—	2,197	28,623	22.49
Non-cluster/other markets	—	10,430	—	127,807	138,237	35.21
Total	212,073	319,600	957,995	1,025,259	2,514,927	$43.75
Percentage of expiring leases	8%	13%	38%	41%	100%

(1)Excludes month-to-month leases aggregating 94,202 RSF as of September 30, 2021.
(2)Represents amounts in effect as of September 30, 2021.
(3)Represents RSF targeted for development or redevelopment upon expiration of existing in-place leases primarily related to recently acquired properties with an average contractual lease expiration date, weighted by annual rental revenue, of April 26, 2022. Refer to “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.
(4)The largest remaining contractual expiration is 113,555 RSF in our Cambridge/Inner Suburbs submarket.

Top 20 tenants

89% of Top 20 Annual Rental Revenue From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.1% of our annual rental revenue in effect as of September 30, 2021. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of September 30, 2021 (dollars in thousands, except average market cap):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	7.0		916,234	$53,085	3.1%	A2	A+	$142.8
2	Takeda Pharmaceutical Company Ltd.	7.9		606,249	39,416	2.3	Baa2	BBB+	$54.7
3	Moderna, Inc.	11.0		855,458	39,341	2.3	—	—	$79.5
4	Facebook, Inc.	10.3		903,786	38,795	2.3	—	—	$869.2
5	Eli Lilly and Company	7.5		602,874	37,755	2.2	A2	A+	$189.7
6	Sanofi	7.7		553,693	36,952	2.2	A1	AA	$126.3
7	Illumina, Inc.	8.9		891,495	36,141	2.1	Baa3	BBB	$60.2
8	Novartis AG	6.8		447,820	30,595	1.8	A1	AA-	$219.2
9	Uber Technologies, Inc.	61.2	(2)	1,009,188	27,477	1.6	—	—	$91.0
10	Roche	2.5	(3)	546,893	26,077	1.5	Aa3	AA	$308.2
11	bluebird bio, Inc.	5.7		312,805	23,140	1.4	—	—	$2.3
12	Maxar Technologies	4.0	(4)	478,000	21,803	1.3	—	—	$2.4
13	Massachusetts Institute of Technology	7.2		257,626	21,165	1.2	Aaa	AAA	$—
14	United States Government	13.5		918,516	20,276	1.2	Aaa	AA+	$—
15	The Children’s Hospital Corporation	15.1		269,816	20,066	1.2	Aa2	AA	$—
16	New York University	10.0		204,691	19,531	1.2	Aa2	AA-	$—
17	Merck & Co., Inc.	12.4		311,015	19,392	1.1	A1	AA-	$196.5
18	Pfizer Inc.	3.4		416,896	17,760	1.0	A2	A+	$218.2
19	FibroGen, Inc.	7.2		234,249	16,896	1.0	—	—	$2.8
20	Amgen Inc.	2.5		407,369	16,838	1.0	Baa1	A-	$136.3
	Total/weighted-average	10.6	(2)	11,144,673	$562,501	33.0%

(1)Based on aggregate annual rental revenue in effect as of September 30, 2021. Refer to the definitions of “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section within this Item 2 for our methodologies on annual rental revenue from unconsolidated real estate joint ventures and average market capitalization.
(2)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding the ground lease, the weighted-average remaining lease term for our top 20 tenants was 8.1 years as of September 30, 2021.
(3)Includes 197,787 RSF expiring in 2022 at our recently acquired property at 651 Gateway Boulevard in our South San Francisco submarket. Upon expiration of the lease, 651 Gateway Boulevard will be redeveloped into a Class A office/laboratory building. Excluding this 197,787 RSF, the weighted-average remaining term of space leased to Roche is 3.1 years.
(4)Represents remaining lease term at two recently acquired properties with future redevelopment and development opportunities. The leases with this tenant were in place when we acquired the property during the year ended December 31, 2019.

Locations of properties

The locations of our properties are diversified among a number of life science, agtech, and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of September 30, 2021, in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	10,163,050	972,216	885,001	12,020,267	28%	82	$590,125	35%	$61.58
San Francisco Bay Area	8,385,438	535,373	48,722	8,969,533	21	68	419,550	25	59.92
New York City	1,165,060	—	104,959	1,270,019	3	5	82,964	5	72.43
San Diego	7,932,982	341,891	117,212	8,392,085	19	103	284,665	17	38.23
Seattle	2,734,010	—	213,976	2,947,986	7	42	109,681	6	41.70
Maryland	3,594,657	84,264	344,226	4,023,147	9	50	96,652	6	26.97
Research Triangle	3,202,145	363,688	325,936	3,891,769	9	36	77,270	5	25.64
Canada	322,159	—	—	322,159	1	4	6,638	—	24.90
Non-cluster/other markets	1,128,223	—	—	1,128,223	3	16	28,311	1	32.95
Properties held for sale	79,007	—	—	79,007	—	1	707	—	24.12
North America	38,706,731	2,297,432	2,040,032	43,044,195	100%	407	$1,696,563	100%	$47.73
		4,337,464

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	9/30/21		6/30/21	9/30/20	9/30/21	6/30/21	9/30/20
Greater Boston	94.3%	(1)	95.5%	98.3%	86.7%	91.0%	95.0%
San Francisco Bay Area	94.5	(1)	94.0	95.3	94.0	92.9	94.2
New York City	98.3		99.4	95.5	90.2	90.1	84.8
San Diego	93.9	(1)	93.8	93.7	92.5	92.3	92.7
Seattle	96.2		97.6	91.0	89.2	90.2	91.0
Maryland	99.7		98.9	96.0	91.0	90.3	96.0
Research Triangle	94.1	(1)	92.8	90.5	85.4	84.1	73.4
Subtotal	95.0		95.2	95.2	90.1	90.9	91.5
Canada	82.8		77.0	90.0	82.8	77.0	90.0
Non-cluster/other markets	76.2		46.0	69.8	76.2	46.0	69.8
North America	94.4%	(1)	94.3%	94.9%	89.6%	90.1%	91.3%

(1)Includes 1.6 million RSF, or 4.1%, of vacancy at recently acquired properties, representing lease-up opportunities that are expected to generate incremental annual rental revenues in excess of $59 million upon full lease-up. Approximately 41% of the vacant 1.6 million RSF is currently leased/negotiating, with occupancy expected primarily over the next two quarters. Excluding acquired vacancies, occupancy of operating properties in North America was 98.5% as of September 30, 2021, up 80 bps from 97.7% as of December 31, 2020. The following table provides vacancy detail for our recent acquisitions:

		As of September 30, 2021			Percentage of Vacancy Leased/Negotiating	Incremental Projected Annual Rental Revenue Upon Full Lease-Up
		Vacant	Occupancy Impact
Property	Market/Submarket	RSF	Region	Consolidated
601, 611, and 651 Gateway Boulevard	San Francisco Bay Area/South San Francisco	314,991	3.8%	0.8%	45%	>$59 million
275 Grove Street	Greater Boston/Route 128	180,648	1.8%	0.5	65
Alexandria Center® for Life Science – Durham	Research Triangle/Research Triangle	150,337	4.7%	0.4	94
Other	Greater Boston/Other	95,501	0.9%	0.2	—
SD Tech by Alexandria	San Diego/Sorrento Mesa	92,768	1.2%	0.2	13
Alexandria Center® for Life Science – Fenway	Greater Boston/Fenway	81,538	0.8%	0.2	—
Other acquisitions	Various	674,471	N/A	1.8	36
		1,590,254		4.1%	41%

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

Our investments in real estate consisted of the following as of September 30, 2021 (dollars in thousands):

		Development and Redevelopment
	Operating	Under Construction	Near Term		Intermediate Term	Future	Subtotal	Total
Investments in real estate
Book value as of September 30, 2021(1)	$21,499,872	$2,240,891	$1,190,570		$605,848	$1,130,464	$5,167,773	$26,667,645

Square footage
Operating	38,706,731	—	—		—	—	—	38,706,731
New Class A development and redevelopment properties	—	4,337,464	6,392,194	(2)	4,047,611	14,790,048	29,567,317	29,567,317
Value-creation square feet currently included in rental properties(3)	—	—	(1,235,727)		(372,991)	(2,806,550)	(4,415,268)	(4,415,268)
Total square footage	38,706,731	4,337,464	5,156,467		3,674,620	11,983,498	25,152,049	63,858,780

(1)Balances exclude our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.
(2)Includes 3,366,117 RSF, currently 80% leased/negotiating, expected to commence construction in the next six quarters. Refer to “New Class A development and redevelopment properties: current projects” within this Item 2 for additional details.
(3)Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.

Acquisitions

Our real estate asset acquisitions for the nine months ended September 30, 2021, consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy		Square Footage									Purchase Price
						Acquisitions With Development and Redevelopment Opportunities(1)
						Future Development	Active Development/Redevelopment	Operating With Future Development/ Redevelopment	Operating(2)		Operating		Total

Nine months ended September 30, 2021:
550 Arsenal Street	Cambridge/Inner Suburbs/Greater Boston	4/21/21	1	98%		775,000	—	260,867	—		—		775,000	(3)	$130,000
Alexandria Center® for Life Science – Fenway	Fenway/Greater Boston	1/29/21	2	90	(4)	305,000	510,116	311,066	662,079		—		1,788,261		1,483,200	(4)
One Investors Way	Route 128/Greater Boston	4/6/21	1	100		350,000	—	—	240,000	(5)	—		590,000		105,000
840 Winter Street	Route 128/Greater Boston	1/20/21	1	100		—	130,000	—	30,009		—		160,009		58,126
Other	Other/Greater Boston	8/24/21	4	45		440,992	453,869	173,276	—		—		1,068,137		192,000
1122 El Camino Real	South San Francisco/San Francisco Bay Area	9/14/21	1	100		700,000	—	223,232	—		—		700,000	(3)	105,250
1501-1599 Industrial Road	Greater Stanford/ San Francisco Bay Area	6/22/21	6	88		—	—	103,063	—		—		103,063		112,000
2475 Hanover Street	Greater Stanford/San Francisco Bay Area	4/28/21	1	100		—	—	83,980	—		—		83,980		105,000
6260, 6290, 6310, 6340, and 6350 Sequence Drive	Sorrento Mesa/San Diego	6/10/21	5	100		887,000	—	487,023	—		—		887,000	(3)	298,476
Pacific Technology Park (50% interest in consolidated JV)	Sorrento Mesa/San Diego	8/5/21	5	100		—	—	228,871	315,481		—		544,352		85,750
Other	Other/San Diego	7/21/21	9	77		64,235	—	211,440	98,428		—		374,103		135,484
9601, 9605, 9609, 9613, and 9615 Medical Center Drive(6)	Rockville/Maryland	5/12/21	5	100		258,000	94,256	—	595,381		—		947,637		80,382
3029 East Cornwallis Road	Research Triangle/Research Triangle	7/30/21	—	N/A		1,055,000	—	—	—		—		1,055,000		91,000
Other	Various	Various	35	94		3,110,894	246,562	740,269	859,663		238,948	(7)	5,196,336		960,234
			76	93%		7,946,121	1,434,803	2,823,087	2,801,041		238,948		14,272,878		$3,941,902

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
(6)We acquired land subject to two ground leases aggregating 595,381 RSF at 9609, 9613, and 9615 Medical Center Drive. We also acquired the land at 9605 Medical Center Drive, where we had previously acquired the building subject to a ground lease during the three months ended March 31, 2020.
(7)Includes the acquisition of our partner’s 43.2% ownership interest in our previously unconsolidated real estate joint venture at 704 Quince Orchard Road for $9.4 million. We completed the redevelopment of this stabilized property during the three months ended June 30, 2019.

Dispositions and sales of partial interest

Our completed dispositions of and sales of partial interest in real estate assets during the nine months ended September 30, 2021, consisted of the following (dollars in thousands, except for sales price per RSF):

Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Capitalization Rate	Capitalization Rate (Cash Basis)	Sales Price(1)		Sales Price per RSF	Consideration in Excess of Book Value(2)
Nine months ended September 30, 2021:
213 East Grand Avenue	South San Francisco/ San Francisco Bay Area	4/22/21	70%	300,930	4.5%	4.0%	$301,000		$1,429	$103,679
400 Dexter Avenue North	Lake Union/Seattle	7/23/21	70%	290,111	4.1%	4.2%	254,814		$1,255	95,467
260 Townsend Street	SoMa/San Francisco Bay Area	7/30/21	100%	66,682	N/A	N/A	49,000	(3)	$735	(3)
220 and 240 2nd Avenue South	SoDo/Seattle	7/29/21	100%	80,160	N/A	N/A	24,100		$301	—
Land	Other/San Diego	3/12/21	100%	185,000	N/A	N/A	22,900		N/A	(4)
9444 Waples Street	Sorrento Mesa/San Diego	8/5/21	50%	88,380	N/A	N/A	11,469		$260	—
				1,011,263			$663,283			$199,146

(1)For sales of partial interests, represents the contractual sales price for the percentage interest of the property sold by us.
(2)For each partial interest sale, we control the newly formed real estate joint venture and therefore continue to consolidate this property. We accounted for the difference between the consideration received and the book value of the interest sold as an equity transaction, with no gain or loss recognized in earnings.
(3)The sales price includes the assumption by the buyer of a secured loan for $28.2 million. Upon completion of the sale, we recognized a loss on sale of real estate aggregating $435 thousand.
(4)During the three months ended March 31, 2021, we recognized $2.8 million of gains on sales of real estate related to the completion of two real estate dispositions.

Sustainability

ALEXANDRIA'S LONGSTANDING AND RECOGNIZED SUSTAINABILITY LEADERSHIP

Developing and operating efficient and healthy buildings, reducing carbon emissions, and mitigating climate risk

Championing Health, Wellness, and Safety

fitwel®
Best in Building Health® 2021 Winner

FITWEL IMPACT AWARD
Highest-Scoring Project of All Time
2020 | 2021

2021 DISTINCTION
Fitwel® Viral Response Certified

FITWEL VIRAL RESPONSE
Certification With Distinction
2020 | 2021

ESG Program Recognition

GRESB REAL ESTATE sector leader 2021

#1
BUILDINGS IN DEVELOPMENT
Diversified Listed

#2
BUILDINGS IN OPERATION
Science & Technology

A
DISCLOSURE SCORE
2018 - 2021

#3
MOST SUSTAINABLE U.S. REIT(1)

Proactively Managing and Mitigating Climate Risk Using Industry-Leading Guidelines

TCFD | TASK FORCE ON CLIMATE-RELATED FINANCIAL DISCLOSURES

ALEXANDRIA'S CLIMATE RISK ASSESSMENT COVERS:

Sea Level Rise | Precipitation | Drought
Extreme Heat | Wildfire

2025 Environmental Goals and Progress for Buildings in Operation

	Carbon Emissions Reduction (MTCO2e)	Energy Use Reduction (kWh)	Potable Water Use Reduction (Gal)	Waste Diversion (Ton)
GOAL	30%(2)	25%(2)	10%(2)	45%(3)
PROGRESS	2015-2020 19.6%(4)	2015-2020 20.5%(4)	2015-2020 12.8%(4)	2020 38.5%(5)

(1)Source: Barron’s, “The 10 Most Sustainable REITs, According to Calvert,” February 19, 2021.
(2)Relative to a 2015 baseline for buildings in operation that Alexandria directly manages.
(3)For buildings in operation that Alexandria indirectly and directly manages.
(4)Reflects sum of annual like-for-like progress from 2015 to 2020.
(5)Reflects progress for all buildings in operation in 2020 that Alexandria indirectly and directly manages.

Social Responsibility

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

Under Construction		Key Projects Expected to Commence Construction in the Next Six Quarters(1)		Incremental Projected Annual Rental Revenues

4.3 Million RSF		3.4 Million RSF		> $615 Million

37 Properties	+	20 Properties	=

79% Leased/Negotiating		80% Leased/Negotiating

(1)We also expect other projects to commence construction in 2022.

New Class A development and redevelopment properties: recent deliveries

The Arsenal on the Charles	Alexandria Center® for Life Science – South San Francisco(1)	Alexandria Center® for Life Science – San Carlos(2)	3160 Porter Drive	Alexandria Center® for Life Science – Long Island City(3)
Greater Boston/ Cambridge/Inner Suburbs	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ Greater Stanford	San Francisco Bay Area/ Greater Stanford	New York City/New York City
86,546 RSF	226,400 RSF	316,546 RSF	43,578 RSF	32,892 RSF
100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy

Commercial St
Industrial Rd
ALEXANDRIA CENTER
FOR LIFE SCIENCE

ALEXANDRIA CENTER FOR LIFE SCIENCE AT STANFORD RESEARCH PARK
LOCATION
CAPITAL
TALENT
INNOVATION
ALEXANDRIA
3160

1165 Eastlake Avenue East	9804 Medical Center Drive	Alexandria Center® for Life Science – Durham(4)	Alexandria Center® for AgTech(5)	Alexandria Center® for Advanced Technologies(6)
Seattle/Lake Union	Maryland/Rockville	Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle
100,086 RSF	176,832 RSF	326,445 RSF	25,812 RSF	20,500 RSF
100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy

(1)Image represents 201 Haskins Way in our Alexandria Center® for Life Science – South San Francisco campus.
(2)Image represents 825 and 835 Industrial Road in our Alexandria Center® for Life Science – San Carlos campus.
(3)Image represents 30-02 48th Avenue in our Alexandria Center® for Life Science – Long Island City campus.
(4)Image represents 2400 Ellis Road in our Alexandria Center® for Life Science – Durham campus.
(5)Image represents 9 Laboratory Drive in our Alexandria Center® for AgTech campus.
(6)Image represents 10 Davis Drive in our Alexandria Center® for Advanced Technologies campus.

New Class A development and redevelopment properties: recent deliveries (continued)

The following table presents value-creation development and redevelopment of new Class A properties placed into service during the three months ended September 30, 2021 (dollars in thousands):

Property/Market/Submarket	3Q21 Delivery Date(1)	Our Ownership Interest	RSF Placed in Service					Occupancy Percentage(2)	Total Project		Unlevered Yields
			4Q20	1Q21	2Q21	3Q21	Total				Initial Stabilized		Initial Stabilized (Cash Basis)
									RSF	Investment
Development projects
Alexandria Center® for Life Science – South San Francisco/San Francisco Bay Area/ South San Francisco	8/4/21	100%	—	—	171,042	55,358	226,400	100%	323,190	$370,000	6.4%		6.2%
Alexandria Center® for Life Science – San Carlos/San Francisco Bay Area/Greater Stanford	7/9/21	100%	96,463	99,557	114,157	6,369	316,546	100%	526,129	630,000	6.4		6.1
1165 Eastlake Avenue East/Seattle/Lake Union	N/A	100%	—	100,086	—	—	100,086	100%	100,086	138,000	6.3	(3)	6.4	(3)
9804 Medical Center Drive/Maryland/Rockville	N/A	100%	—	176,832	—	—	176,832	100%	176,832	89,300	8.3		8.0
Alexandria Center® for AgTech/Research Triangle/Research Triangle	7/22/21	100%	—	—	—	25,812	25,812	100%	340,400	193,000	7.1		7.0
Alexandria Center® for Advanced Technologies/Research Triangle/Research Triangle	9/24/21	100%	—	—	—	20,500	20,500	100%	250,000	151,000	7.5		7.3

Redevelopment projects
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	9/4/21	100%	—	—	—	86,546	86,546	100%	872,665	772,000	6.2		5.5
3160 Porter Drive/San Francisco Bay Area/ Greater Stanford	8/19/21	100%	—	—	—	43,578	43,578	100%	92,300	107,000	5.2		5.0
Alexandria Center® for Life Science – Long Island City/New York City/New York City	N/A	100%	17,716	—	15,176	—	32,892	100%	179,100	224,000	5.8		5.8
9877 Waples Street/San Diego/Sorrento Mesa	N/A	100%	63,774	—	—	—	63,774	100%	63,774	31,000	8.8		8.1
Other/San Diego	N/A	100%	—	—	128,745	—	128,745	100%	128,745	47,000	8.0	(4)	8.0	(4)
Alexandria Center® for Life Science – Durham/Research Triangle/Research Triangle	N/A	100%	—	—	326,445	—	326,445	100%	652,381	245,000	7.5		6.7
Total	8/22/21		177,953	376,475	755,565	238,163	1,548,156		3,705,602	$2,997,300	6.6%		6.2%

(1)Represents the average delivery date during the current quarter, weighted by annual rental revenue.
(2)Relates to total operating RSF placed in service as of the most recent delivery.
(3)Unlevered yields represent aggregate returns for 1165 Eastlake Avenue East, an amenity-rich research headquarters for Adaptive Biotechnologies Corporation, and 1208 Eastlake Avenue East, an adjacent multi-tenant office/laboratory building.
(4)We achieved yields greater than 8.0%.

New Class A development and redevelopment properties: current projects

325 Binney Street	The Arsenal on the Charles	201 Brookline Avenue	840 Winter Street	Alexandria Center® for Life Science – South San Francisco(1)
Greater Boston/Cambridge	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/Route 128	San Francisco Bay Area/ South San Francisco
462,100 RSF	301,132 RSF	510,116 RSF	130,000 RSF	96,790 RSF
100% Leased	92% Leased/Negotiating	96% Leased/Negotiating	18% Leased/Negotiating	100% Leased

751 Gateway Boulevard	Alexandria Center® for Life Science – San Carlos(2)	3160 Porter Drive	Alexandria Center® for Life Science – Long Island City(3)	3115 Merryfield Row
San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ Greater Stanford	San Francisco Bay Area/ Greater Stanford	New York City/New York City	San Diego/Torrey Pines
229,000 RSF	209,583 RSF	48,722 RSF	104,959 RSF	146,456 RSF
100% Leased/Negotiating	100% Leased	88% Leased/Negotiating	52% Leased/Negotiating	100% Leased

(1)Image represents 201 Haskins Way in our Alexandria Center® for Life Science – South San Francisco campus.
(2)Image represents 825 and 835 Industrial Road in our Alexandria Center® for Life Science – San Carlos campus.
(3)Image represents 30-02 48th Avenue in our Alexandria Center® for Life Science – Long Island City campus.

New Class A development and redevelopment properties: current projects (continued)

SD Tech by Alexandria(1)	5505 Morehouse Drive	10277 Scripps Ranch Boulevard	9601 and 9603 Medical Center Drive	9950 Medical Center Drive
San Diego/Sorrento Mesa	San Diego/Sorrento Mesa	San Diego/Other	Maryland/Rockville	Maryland/Rockville
195,435 RSF	79,945 RSF	37,267 RSF	94,256 RSF	84,264 RSF
100% Leased	100% Leased	47% Leased/Negotiating	51% Leased/Negotiating	100% Leased

700 Quince Orchard Road	20400 Century Boulevard	Alexandria Center® for Life Science – Durham(2)	Alexandria Center® for AgTech(3)	Alexandria Center® for Advanced Technologies(4)
Maryland/Gaithersburg	Maryland/Gaithersburg	Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle
169,420 RSF	80,550 RSF	325,936 RSF	134,188 RSF	229,500 RSF
100% Leased	40% Leased/Negotiating	77% Leased/Negotiating	87% Leased/Negotiating	83% Leased/Negotiating

(1)Image represents 10055 Barnes Canyon Road in our SD Tech by Alexandria campus.
(2)Image represents 14 TW Alexander Drive in our Alexandria Center® for Life Science – Durham campus.
(3)Image represents 9 Laboratory Drive in our Alexandria Center® for AgTech campus.
(4)Image represents 10 Davis Drive in our Alexandria Center® for Advanced Technologies campus.

New Class A development and redevelopment properties: current projects (continued)

The following tables set forth a summary of our new Class A development and redevelopment properties under construction, pre-leased/negotiating near-term projects, and key pending acquisition as of September 30, 2021 (dollars in thousands):

Market Property/Submarket		Square Footage				Percentage
	Dev/Redev	In Service	CIP	Total		Leased		Leased/Negotiating		Initial Occupancy(1)
Under construction
Greater Boston
325 Binney Street/Cambridge	Dev	—	462,100	462,100		100%		100%		2023
The Arsenal on the Charles/Cambridge/Inner Suburbs	Redev	571,533	301,132	872,665		85		92		3Q21
201 Brookline Avenue/Fenway	Dev	—	510,116	510,116		59		96		2022
840 Winter Street/Route 128	Redev	30,009	130,000	160,009		18		18		2022
Other	Redev	—	453,869	453,869		—		—		2023/2024
San Francisco Bay Area
Alexandria Center® for Life Science – South San Francisco/South San Francisco	Dev	226,400	96,790	323,190		100		100		2Q21
751 Gateway Boulevard/South San Francisco	Dev	—	229,000	229,000		—		100		2023
Alexandria Center® for Life Science – San Carlos/Greater Stanford	Dev	316,546	209,583	526,129		100		100		4Q20
3160 Porter Drive/Greater Stanford	Redev	43,578	48,722	92,300		86		88		3Q21
New York City
Alexandria Center® for Life Science – Long Island City/New York City	Redev	74,141	104,959	179,100		49		52		4Q20
San Diego
3115 Merryfield Row/Torrey Pines	Dev	—	146,456	146,456		100		100		2022
SD Tech by Alexandria/Sorrento Mesa	Dev	—	195,435	195,435		100		100		2022
5505 Morehouse Drive/Sorrento Mesa	Redev	—	79,945	79,945		100		100		2021
10277 Scripps Ranch Boulevard/Other	Redev	32,774	37,267	70,041		47		47		2022
Seattle
Other	Redev	246,647	213,976	460,623		53		61		2022
Maryland
9601 and 9603 Medical Center Drive/Rockville	Redev	—	94,256	94,256		—		51		2022
9950 Medical Center Drive/Rockville	Dev	—	84,264	84,264		100		100		1H22
700 Quince Orchard Road/Gaithersburg	Redev	—	169,420	169,420		100		100		2021
20400 Century Boulevard/Gaithersburg	Redev	—	80,550	80,550		27		40		2022
Research Triangle
Alexandria Center® for Life Science – Durham/Research Triangle(2)	Redev	326,445	325,936	652,381		77		77		2Q21/2022
Alexandria Center® for AgTech/Research Triangle(3)	Redev/Dev	206,212	134,188	340,400		83		87		3Q21
Alexandria Center® for Advanced Technologies/Research Triangle	Dev	20,500	229,500	250,000	(4)	80	(4)	83	(4)	3Q21/2022
		2,094,785	4,337,464	6,432,249		70		79
Pre-leased/negotiating near-term projects and key pending acquisition
Charles Park/Greater Boston/Cambridge(5)	Redev	—	400,000	400,000		—		100
4150 Campus Point Court/San Diego/University Town Center	Dev	—	171,102	171,102		100		100
Other near-term projects expected to commence construction in the next six quarters (17 properties)	Dev/Redev	—	2,795,015	2,795,015		4		76
		—	3,366,117	3,366,117		9%		80%
		2,094,785	7,703,581	9,798,366

(1)Initial occupancy dates are subject to leasing and/or market conditions. Multi-tenant projects may have occupancy by tenants over a period of time. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.
(2)The recently acquired Alexandria Center® for Life Science – Durham campus redevelopment project includes three properties at 40 Moore Drive, 2400 Ellis Road, and 14 TW Alexander Drive. 2400 Ellis Road is 100% leased and was delivered during the three months ended June 30, 2021. We expect stabilized occupancy for the remaining buildings in 2022.
(3)The strategic collaborative agtech campus consists of Phase I at 5 Laboratory Drive, including campus amenities, which was previously delivered, and Phase II at 9 Laboratory Drive.
(4)Represents 150,000 RSF that is 71% leased/negotiating at 8 Davis Drive and 100,000 RSF that is 100% leased at 10 Davis Drive.
(5)We expect to complete this acquisition in December 2021.

New Class A development and redevelopment properties: current projects (continued)

	Our Ownership Interest							Unlevered Yields
Market Property/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
Greater Boston
325 Binney Street/Cambridge	100%	$—	$198,031	$582,969		$781,000		8.6%	7.2%
The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	454,061	236,242	81,697		772,000		6.2%	5.5%
201 Brookline Avenue/Fenway	98.2%	—	446,219	287,781		734,000		6.8%	6.0%
840 Winter Street/Route 128	100%	12,981	56,926	TBD
Other	100%	—	113,389
San Francisco Bay Area
Alexandria Center® for Life Science – South San Francisco/South San Francisco	100%	254,933	92,551	22,516		370,000		6.4%	6.2%
751 Gateway Boulevard/South San Francisco	48.1%	—	59,657	TBD
Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	391,681	202,346	35,973		630,000		6.4%	6.1%
3160 Porter Drive/Greater Stanford	100%	44,537	50,469	11,994		107,000		5.2%	5.0%
New York City
Alexandria Center® for Life Science – Long Island City/New York City	100%	52,470	120,664	50,866		224,000		5.8%	5.8%
San Diego
3115 Merryfield Row/Torrey Pines	100%	—	104,535	47,465		152,000		6.2%	6.2%
SD Tech by Alexandria/Sorrento Mesa	50.0%	—	71,291	109,709		181,000		7.2%	6.6%
5505 Morehouse Drive/Sorrento Mesa	100%	—	41,784	25,216		67,000		6.9%	7.0%
10277 Scripps Ranch Boulevard/Other	100%	11,850	13,727	TBD
Seattle
Other	100%	54,500	68,259	TBD
Maryland
9601 and 9603 Medical Center Drive/Rockville	100%	—	28,724	TBD
9950 Medical Center Drive/Rockville	100%	—	41,813	17,787		59,600		8.6%	7.7%
700 Quince Orchard Road/Gaithersburg	100%	—	62,156	17,344		79,500		8.6%	7.3%
20400 Century Boulevard/Gaithersburg	100%	—	12,391	TBD
Research Triangle
Alexandria Center® for Life Science – Durham/Research Triangle	100%	89,443	74,138	81,419		245,000		7.5%	6.7%
Alexandria Center® for AgTech/Research Triangle	100%	111,803	73,184	8,013		193,000		7.1%	7.0%
Alexandria Center® for Advanced Technologies/Research Triangle	100%	10,622	72,395	67,983		151,000		7.5%	7.3%
		$1,488,881	$2,240,891	$2,210,000	(1)(2)	$5,940,000	(1)

(1)Amounts rounded to the nearest $10 million.
(2)Based on our current target of net debt and preferred stock to adjusted EBITDA of less than or equal to 5.2x, we expect the net operating income to be generated upon stabilization of these projects will require $1.6 billion of debt and approximately $600 million of incremental equity funding on a leverage-neutral basis. Actual debt and equity capital funding until stabilization of these projects will vary from these estimates.

New Class A development and redevelopment properties: summary of pipeline

The following table summarizes the key information for all our development and redevelopment projects in North America as of September 30, 2021 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest		Book Value	Square Footage
				Development and Redevelopment				Total(1)
				Under Construction	Near Term	Intermediate Term	Future

Greater Boston
325 Binney Street/Cambridge	100%		$198,031	462,100	—	—	—	462,100
The Arsenal on the Charles/Cambridge/Inner Suburbs	100%		269,802	301,132	200,000	—	12,502	513,634
Alexandria Center® for Life Science – Fenway/Fenway	(2)		572,449	510,116	—	450,000	—	960,116
840 Winter Street/Route 128	100%		56,926	130,000	—	—	—	130,000
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%		56,152	—	275,000	—	—	275,000
15 Necco Street/Seaport Innovation District	90.0%		211,324	—	350,000	—	—	350,000
Reservoir Woods/Route 128	100%		47,762	—	515,273	—	440,000	955,273
10 Necco Street/Seaport Innovation District	100%		93,586	—	—	175,000	—	175,000
215 Presidential Way/Route 128	100%		6,808	—	—	112,000	—	112,000
Alexandria Technology Square®/Cambridge	100%		7,881	—	—	—	100,000	100,000
550 Arsenal Street/Cambridge/Inner Suburbs	100%		54,853	—	—	—	775,000	775,000
380 and 420 E Street/Seaport Innovation District	100%		119,517	—	—	—	1,000,000	1,000,000
99 A Street/Seaport Innovation District	94.8%		46,597	—	—	—	235,000	235,000
One Upland Road, 100 Tech Drive, and One Investors Way/Route 128	100%		14,081	—	—	—	1,100,000	1,100,000
231 Second Avenue/Route 128	100%		1,093	—	—	—	32,000	32,000
Other value-creation projects	100%		161,182	453,869	190,992	—	434,504	1,079,365
			1,918,044	1,857,217	1,531,265	737,000	4,129,006	8,254,488
San Francisco Bay Area
Alexandria Technology Center® – Gateway/South San Francisco	48.1%		82,176	229,000	300,010	—	291,000	820,010
Alexandria Center® for Life Science – South San Francisco/ South San Francisco	100%		92,551	96,790	—	—	—	96,790
Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%		481,720	209,583	—	700,000	587,000	1,496,583
3160 Porter Drive/Greater Stanford	100%		50,469	48,722	—	—	—	48,722
1450 Owens Street/Mission Bay	100%		65,685	—	191,000	—	—	191,000
901 California Avenue/Greater Stanford	100%		2,694	—	56,924	—	—	56,924
3450 and 3460 Hillview Avenue/Greater Stanford	100%		—	—	42,340	34,611	—	76,951
88 Bluxome Street/SoMa	100%		318,656	—	1,070,925	—	—	1,070,925
3825 and 3875 Fabian Way/Greater Stanford	100%		—	—	—	250,000	228,000	478,000
1122 El Camino Real/South San Francisco	100%		105,053	—	—	—	700,000	700,000
East Grand Avenue/South San Francisco	30.0%		6,113	—	—	—	90,000	90,000
2475 Hanover Street/Greater Stanford	100%		—	—	—	—	83,980	83,980
Other value-creation projects	100%	(3)	38,137	—	—	—	223,188	223,188
			$1,243,254	584,095	1,661,199	984,611	2,203,168	5,433,073

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
(2)We have a 98.2% ownership interest in 201 Brookline Avenue, aggregating 510,116 RSF, and is currently under construction. We have a 100% ownership interest in the intermediate-term development project, aggregating 450,000 RSF.
(3)Includes a future development project at Alexandria Center® for Life Science – Millbrae Station where we have a 37.6% ownership interest.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Under Construction	Near Term	Intermediate Term		Future

New York City
Alexandria Center® for Life Science – Long Island City/New York City	100%	$120,664	104,959	—	—		—	104,959
47-50 30th Street/New York City	100%	30,639	—	135,938	—		—	135,938
Alexandria Center® for Life Science – New York City/New York City	100%	74,894	—	—	550,000	(2)	—	550,000
219 East 42nd Street/New York City	100%	—	—	—	—		579,947	579,947
		226,197	104,959	135,938	550,000		579,947	1,370,844
San Diego
3115 Merryfield Row/Torrey Pines	100%	104,535	146,456	—	—		—	146,456
SD Tech by Alexandria/Sorrento Mesa	50.0%	159,088	195,435	190,074	160,000		333,845	879,354
5505 Morehouse Drive/Sorrento Mesa	100%	41,784	79,945	—	—		—	79,945
10277 Scripps Ranch Boulevard/Other	100%	13,727	37,267	32,774	—		—	70,041
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%	111,760	—	288,956	—		—	288,956
10931 and 10933 North Torrey Pines Road/Torrey Pines	100%	—	—	242,000	—		—	242,000
Alexandria Point/University Town Center	55.0%	112,895	—	596,102	—		324,445	920,547
Sequence District by Alexandria/Sorrento Mesa	100%	37,758	—	200,000	509,000		1,089,915	1,798,915
University District/University Town Center	100%	66,108	—	—	600,000	(3)	—	600,000
9444 Waples Street/Sorrento Mesa	50.0%	18,809	—	—	149,000		—	149,000
10975 and 10995 Torreyana Road/Torrey Pines	100%	49,009	—	—	—		125,280	125,280
5200 Illumina Way/University Town Center	51.0%	13,313	—	—	—		451,832	451,832
4025, 4031, 4045, and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	7,765	—	—	—		247,000	247,000
Other value-creation projects	100%	13,734	—	54,000	—		114,235	168,235
		750,285	459,103	1,603,906	1,418,000		2,686,552	6,167,561
Seattle
1150 Eastlake Avenue East/Lake Union	100%	102,305	—	311,631	—		—	311,631
701 Dexter Avenue North/Lake Union	100%	67,509	—	217,000	—		—	217,000
601 Dexter Avenue North/Lake Union	100%	37,827	—	—	—		188,400	188,400
1010 4th Avenue South/SoDo	100%	50,969	—	—	—		544,825	544,825
830 4th Avenue South/SoDo	100%	—	—	—	—		52,488	52,488
Other value-creation projects	100%	80,172	213,976	51,255	—		230,000	495,231
		$338,782	213,976	579,886	—		1,015,713	1,809,575

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
(2)Pursuant to an option agreement, we are currently negotiating a long-term ground lease with the City of New York for the future site of a new building approximating 550,000 RSF.
(3)Includes our recently acquired property at 4555 Executive Drive and 9363, 9373, and 9393 Towne Centre Drive in our University Town Center submarket, which are currently under evaluation for development, subject to future market conditions.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment				Total(1)
				Under Construction	Near Term	Intermediate Term	Future

Maryland
9601 and 9603 Medical Center Drive and Excess Land/Rockville	100%	$43,073		94,256	—	258,000	—	352,256
9950 Medical Center Drive/Rockville	100%	41,813		84,264	—	—	—	84,264
700 Quince Orchard Road/Gaithersburg	100%	62,156		169,420	—	—	—	169,420
20400 Century Boulevard/Gaithersburg	100%	12,391		80,550	—	—	—	80,550
Alexandria Center® at Traville Gateway/Rockville	100%	33,091		—	410,000	—	70,000	480,000
9808 Medical Center Drive/Rockville	100%	9,986		—	90,000	—	—	90,000
		202,510		428,490	500,000	258,000	70,000	1,256,490
Research Triangle
Alexandria Center® for Life Science – Durham/Research Triangle	100%	117,469		325,936	100,000	—	885,000	1,310,936
Alexandria Center® for Advanced Technologies/Research Triangle	100%	112,762		229,500	180,000	—	990,000	1,399,500
Alexandria Center® for AgTech, Phase II/Research Triangle	100%	73,184		134,188	—	—	—	134,188
3029 East Cornwallis Road/Research Triangle	100%	94,958		—	100,000	100,000	855,000	1,055,000
Other value-creation projects	100%	4,185		—	—	—	76,262	76,262
		402,558		689,624	380,000	100,000	2,806,262	3,975,886
Other value-creation projects	100%	86,143		—	—	—	1,299,400	1,299,400
Total pipeline as of September 30, 2021		$5,167,773	(2)	4,337,464	6,392,194	4,047,611	14,790,048	29,567,317	(1)

Key pending acquisitions
Charles Park/Cambridge(3)				—	400,000	—	—	400,000
Mercer Mega Block/Lake Union				—	800,000	—	—	800,000
				4,337,464	7,592,194	4,047,611	14,790,048	30,767,317

(1)Total square footage includes 4,415,268 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Total book value includes $2.2 billion of projects currently under construction that are 79% leased/negotiating. We also expect to commence construction on pre-leased/negotiating near-term projects and a key pending acquisition aggregating $624.5 million in the next six quarters that are 80% leased/negotiating.
(3)We expect to complete this acquisition in December 2021.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2020, and our subsequent quarterly reports on Form 10-Q. We believe such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and significant termination fees are not related to the operating performance of our real estate assets as they result from strategic, corporate-level decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three and nine months ended September 30, 2021 and 2020, were as follows (in millions, except per share amounts):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2021		2020	2021	2020	2021	2020	2021	2020
	Amount			Per Share – Diluted		Amount		Per Share – Diluted
Unrealized (losses) gains on non-real estate investments	$(14.4)		$(14.0)	$(0.10)	$(0.11)	$183.3	$140.5	$1.26	$1.13
Significant realized gains on non-real estate investments	52.4	(1)	—	0.35	—	110.1	—	0.76	—
(Loss) gain on sales of real estate	(0.4)		1.6	—	0.01	2.3	1.6	0.02	0.01
Impairment of real estate	(42.6)	(1)	(7.7)	(0.28)	(0.06)	(52.7)	(30.5)	(0.37)	(0.24)
Impairment of non-real estate investments	—		—	—	—	—	(24.5)	—	(0.20)
Loss on early extinguishment of debt	—		(52.8)	—	(0.42)	(67.3)	(52.8)	(0.46)	(0.42)
Termination fee(1)	—		86.2	—	0.69	—	86.2	—	0.69
Acceleration of stock compensation expense due to executive officer resignation	—		(4.5)	—	(0.04)	—	(4.5)	—	(0.04)
Total	$(5.0)		$8.8	$(0.03)	$0.07	$175.7	$116.0	$1.21	$0.93

(1)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For additional information on the determination of our Same Properties portfolio, refer to the definition of “Same property comparisons” in the “Non-GAAP measures and definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three and nine months ended September 30, 2021:

	September 30, 2021
	Three Months Ended	Nine Months Ended
Percentage change in net operating income over comparable period from prior year	3.0%	4.1%
Percentage change in net operating income (cash basis) over comparable period from prior year	7.1%	7.3%
Operating margin	71%	72%
Number of Same Properties	259	249
RSF	25,493,710	23,701,101
Occupancy – current-period average	94.8%	96.5%
Occupancy – same-period prior-year average	95.1%	96.2%

The following table reconciles the number of Same Properties to total properties for the nine months ended September 30, 2021:

Development – under construction	Properties
9950 Medical Center Drive	1
The Alexandria Center® for Life Science – San Carlos	2
3115 Merryfield Row	1
Alexandria Center® for Life Science – South San Francisco	1
Alexandria Center® for AgTech	2
Alexandria Center® for Advanced Technologies	2
201 Brookline Avenue	1
SD Tech by Alexandria	1
751 Gateway Boulevard	1
325 Binney Street	1
13
Development – placed into service after January 1, 2020	Properties
9804 Medical Center Drive	1
1165 Eastlake Avenue East	1
2
Redevelopment – under construction	Properties
5505 Morehouse Drive	1
Alexandria Center® for Life Science – Long Island City	1
3160 Porter Drive	1
The Arsenal on the Charles	11
700 Quince Orchard Road	1
Alexandria Center® for Life Science – Durham	3
840 Winter Street	1
20400 Century Boulevard	1
10277 Scripps Ranch Boulevard	1
9601 and 9603 Medical Center Drive	2
Other	8
31
Redevelopment – placed into service after January 1, 2020	Properties
9877 Waples Street	1
Other	1
2

Acquisitions after January 1, 2020	Properties
3181 Porter Drive	1
275 Grove Street	1
601, 611, and 651 Gateway Boulevard	3
3330, 3412, 3450, and 3460 Hillview Avenue	4
9605, 9609, 9613, and 9615 Medical Center Drive	4
9808 and 9868 Scranton Road	2
Alexandria Center® for Life Science – Durham	13
Reservoir Woods	3
One Upland Road	1
830 4th Avenue South	1
11255 and 11355 North Torrey Pines Road	2
Sequence District by Alexandria	7
380 and 420 E Street	2
Alexandria Center® for Life Science – Fenway	1
550 Arsenal Street	1
1501-1599 Industrial Road	6
One Investors Way	1
2475 Hanover Street	1
10975 and 10995 Torreyana Road	2
Pacific Technology Park	6
1122 El Camino Real	1
12 Davis Drive	1
7360 Carroll Road	1
Other	39
104
Unconsolidated real estate JVs	5
Properties held for sale	1
Total properties excluded from Same Properties	158
Same Properties	249
Total properties in North America as of September 30, 2021	407

Comparison of results for the three months ended September 30, 2021, to the three months ended September 30, 2020

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income (loss), respectively.

Refer to “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2020, for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

	Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Income from rentals:
Same Properties	$323,383	$313,015	$10,368	3.3%
Non-Same Properties	92,535	125,378	(32,843)	(26.2)
Rental revenues	415,918	438,393	(22,475)	(5.1)

Same Properties	108,958	98,749	10,209	10.3
Non-Same Properties	21,651	6,270	15,381	245.3
Tenant recoveries	130,609	105,019	25,590	24.4

Income from rentals	546,527	543,412	3,115	0.6

Same Properties	178	126	52	41.3
Non-Same Properties	1,054	1,504	(450)	(29.9)
Other income	1,232	1,630	(398)	(24.4)

Same Properties	432,519	411,890	20,629	5.0
Non-Same Properties	115,240	133,152	(17,912)	(13.5)
Total revenues	547,759	545,042	2,717	0.5

Same Properties	125,661	113,969	11,692	10.3
Non-Same Properties	40,334	26,474	13,860	52.4
Rental operations	165,995	140,443	25,552	18.2

Same Properties	306,858	297,921	8,937	3.0
Non-Same Properties	74,906	106,678	(31,772)	(29.8)
Net operating income	$381,764	$404,599	$(22,835)	(5.6%)

Net operating income – Same Properties	$306,858	$297,921	$8,937	3.0%
Straight-line rent revenue	(16,654)	(25,852)	9,198	(35.6)
Amortization of acquired below-market leases	(4,201)	(4,965)	764	(15.4)
Net operating income – Same Properties (cash basis)	$286,003	$267,104	$18,899	7.1%

Income from rentals

Total income from rentals for the three months ended September 30, 2021, increased by $3.1 million, or 0.6%, to $546.5 million, compared to $543.4 million for the three months ended September 30, 2020, as a result of increases in tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the three months ended September 30, 2021, decreased by $22.5 million, or 5.1%, to $415.9 million, compared to $438.4 million for the three months ended September 30, 2020. Excluding a termination fee of $89.5 million recognized during the three months ended September 30, 2020, our total rental revenues increased by $67.0 million, or 19.2%, which was primarily due to an increase in rental revenues from our Non-Same Properties related to 1.5 million RSF of development and redevelopment projects placed into service subsequent to July 1, 2020, and 94 operating properties aggregating 9.2 million RSF acquired subsequent to July 1, 2020.

Rental revenues from our Same Properties for the three months ended September 30, 2021, increased by $10.4 million, or 3.3%, to $323.4 million, compared to $313.0 million for the three months ended September 30, 2020. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since July 1, 2020.

Tenant recoveries

Tenant recoveries for the three months ended September 30, 2021, increased by $25.6 million, or 24.4%, to $130.6 million, compared to $105.0 million for the three months ended September 30, 2020. The increase was primarily from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to July 1, 2020, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the three months ended September 30, 2021, increased by $10.2 million, or 10.3%, primarily due to an increase in property tax expenses resulting from higher assessed values of our properties, higher contract services expenses, higher utilities expenses, and higher property insurance during the three months ended September 30, 2021, as discussed under “Rental operations” below. As of September 30, 2021, 92% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Rental operations

Total rental operating expenses for the three months ended September 30, 2021, increased by $25.6 million, or 18.2%, to $166.0 million, compared to $140.4 million for the three months ended September 30, 2020. The increase was primarily due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Income from rentals.”

Same Properties’ rental operating expenses increased by $11.7 million, or 10.3%, to $125.7 million during the three months ended September 30, 2021, compared to $114.0 million for the three months ended September 30, 2020. The increase was primarily the result of an increase in recoverable property tax expenses resulting from higher assessed values of our properties, higher utility expenses, and higher contract services expenses.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2021, increased by $1.0 million, or 2.8%, to $37.9 million, compared to $36.9 million for the three months ended September 30, 2020. The increase was primarily due to costs related to the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed above under “Income from rentals.” As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2021 and 2020, were 10.1% and 9.9%, respectively.

Interest expense

Interest expense for the three months ended September 30, 2021 and 2020, consisted of the following (dollars in thousands):

	Three Months Ended September 30,
Component	2021	2020	Change
Gross interest	$78,863	$75,874	$2,989
Capitalized interest	(43,185)	(32,556)	(10,629)
Interest expense	$35,678	$43,318	$(7,640)

Average debt balance outstanding(1)	$9,257,859	$8,070,031	$1,187,828
Weighted-average annual interest rate(2)	3.4%	3.8%	(0.4)%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$1.0 billion unsecured senior notes payable due 2033	1.97%	August 2020	$1,785
$900 million unsecured senior notes payable due 2032 – green bond	2.12%	February 2021	4,557
$850 million unsecured senior notes payable due 2051	3.08%	February 2021	6,395
Other increase in interest			323
Total increases			13,060
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable	Various	December 2020	(985)
$500 million unsecured senior notes payable due 2023	4.04%	September 2020	(2,659)
$650 million unsecured senior notes payable due 2024 – green bond	4.03%	March 2021	(6,290)
Fluctuations in interest rate and average balance:
Unsecured senior line of credit			(198)
$1.5 billion commercial paper program			61
Total decreases			(10,071)
Change in gross interest			2,989
Increase in capitalized interest			(10,629)
Total change in interest expense			$(7,640)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2021, increased by $34.0 million, or 19.2%, to $210.8 million, compared to $176.8 million for the three months ended September 30, 2020. The increase was primarily due to additional depreciation from 1.5 million RSF of development and redevelopment projects placed into service subsequent to July 1, 2020, and 94 operating properties aggregating 9.2 million RSF acquired subsequent to July 1, 2020.

Impairments of real estate

During the three months ended September 30, 2021, we recognized impairment charges aggregating $42.6 million, primarily consisting of the following:

•Impairment charge of $22.5 million to reduce the carrying amount of an option to purchase a land parcel in our SoMa submarket for the development of an office property to its estimated fair value less costs to sell, upon classification of the option as held for sale.
•Impairment charge of $18.6 million to reduce the carrying amount of a property located in a non-core submarket to its estimated fair value less costs to sell, upon our review of the current local market conditions.

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

Investment income

During the three months ended September 30, 2021, we recognized investment income aggregating $67.1 million, which consisted of $81.5 million of realized gains and $14.4 million of unrealized losses. Realized gains primarily related to sales of investments and distributions received. Unrealized losses of $14.4 million primarily consisted of decreases in fair values of our investments in publicly traded companies and investments in privately held entities that do not report NAV, partially offset by increases in fair values of our investments in privately held entities that report NAV and our share of unrealized gains reported by our equity method investees.

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

(Loss) gain on sales of real estate

During the three months ended September 30, 2021, we completed the sales of three office properties located in our San Francisco Bay Area and Seattle markets for the aggregate purchase price of $73.1 million and recognized a loss on sale of real estate aggregating $435 thousand.

Comparison of results for the nine months ended September 30, 2021, to the nine months ended September 30, 2020

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

Refer to “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2020, for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Income from rentals:
Same Properties	$915,884	$884,359	$31,525	3.6%
Non-Same Properties	267,071	233,531	33,540	14.4
Rental revenues	1,182,955	1,117,890	65,065	5.8

Same Properties	298,955	275,953	23,002	8.3
Non-Same Properties	51,683	23,030	28,653	124.4
Tenant recoveries	350,638	298,983	51,655	17.3

Income from rentals	1,533,593	1,416,873	116,720	8.2

Same Properties	382	237	145	61.2
Non-Same Properties	3,252	4,807	(1,555)	(32.3)
Other income	3,634	5,044	(1,410)	(28.0)

Same Properties	1,215,221	1,160,549	54,672	4.7
Non-Same Properties	322,006	261,368	60,638	23.2
Total revenues	1,537,227	1,421,917	115,310	8.1

Same Properties	336,317	316,028	20,289	6.4
Non-Same Properties	111,521	77,429	34,092	44.0
Rental operations	447,838	393,457	54,381	13.8

Same Properties	878,904	844,521	34,383	4.1
Non-Same Properties	210,485	183,939	26,546	14.4
Net operating income	$1,089,389	$1,028,460	$60,929	5.9%

Net operating income – Same Properties	$878,904	$844,521	$34,383	4.1%
Straight-line rent revenue	(47,713)	(65,899)	18,186	(27.6)
Amortization of acquired below-market leases	(9,844)	(13,166)	3,322	(25.2)
Net operating income – Same Properties (cash basis)	$821,347	$765,456	$55,891	7.3%

Income from rentals

Total income from rentals for the nine months ended September 30, 2021, increased by $116.7 million, or 8.2%, to $1.5 billion, compared to $1.4 billion for the nine months ended September 30, 2020, as a result of increases in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the nine months ended September 30, 2021, increased by $65.1 million, or 5.8%, to $1.2 billion, compared to $1.1 billion for the nine months ended September 30, 2020. Excluding a termination fee of $89.5 million recognized during the nine months ended September 30, 2020, our total rental revenues increased by $154.6 million, or 15.0%, which was primarily due to an increase in rental revenues from our Non-Same Properties related to 1.5 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2020, and 104 operating properties aggregating 11.0 million RSF acquired subsequent to January 1, 2020.

Rental revenues from our Same Properties for the nine months ended September 30, 2021, increased by $31.5 million, or 3.6%, to $915.9 million, compared to $884.4 million for the nine months ended September 30, 2020. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since January 1, 2020.

Tenant recoveries

Tenant recoveries for the nine months ended September 30, 2021, increased by $51.7 million, or 17.3%, to $350.6 million, compared to $299.0 million for the nine months ended September 30, 2020. This increase was primarily from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2020, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the nine months ended September 30, 2021, increased by $23.0 million, or 8.3%, primarily due to an increase in property tax expenses resulting from higher assessed values of our properties, higher contract services expenses, higher utilities expenses, and higher property insurance during the nine months ended September 30, 2021, as discussed under “Rental operations” below. As of September 30, 2021, 92% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the nine months ended September 30, 2021 and 2020, was $3.6 million and $5.0 million, respectively, which primarily consisted of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the nine months ended September 30, 2021, increased by $54.4 million, or 13.8%, to $447.8 million, compared to $393.5 million for the nine months ended September 30, 2020. The increase was primarily due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Income from rentals.”

Same Properties’ rental operating expenses increased by $20.3 million, or 6.4%, to $336.3 million during the nine months ended September 30, 2021, compared to $316.0 million for the nine months ended September 30, 2020. The increase was primarily the result of increased recoverable property tax expenses driven by higher assessed values of our properties, higher contract services expenses, higher utilities expenses, and higher property insurance.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2021, increased by $9.2 million, or 9.1%, to $109.8 million, compared to $100.7 million for the nine months ended September 30, 2020. The increase was primarily due to the costs related to our corporate responsibility efforts, as well as the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed above under “Income from rentals.” As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2021 and 2020, were 10.1% and 9.9%, respectively.

Interest expense

Interest expense for the nine months ended September 30, 2021 and 2020, consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
Component	2021	2020	Change
Gross interest	$233,866	$222,100	$11,766
Capitalized interest	(126,563)	(88,029)	(38,534)
Interest expense	$107,303	$134,071	$(26,768)

Average debt balance outstanding(1)	$8,960,600	$7,626,396	$1,334,204
Weighted-average annual interest rate(2)	3.5%	3.9%	(0.4)%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$700 million unsecured senior notes payable	5.05%	March 2020	$8,109
$1.0 billion unsecured senior notes payable	1.97%	August 2020	11,230
$900 million unsecured senior notes payable - green bond	2.12%	February 2021	11,291
$850 million unsecured senior notes payable	3.08%	February 2021	15,844
Other increase in interest			1,059
Total increases			47,533
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable	Various	December 2020	(2,964)
$500 million unsecured senior notes payable	4.04%	September 2020	(12,489)
$650 million unsecured senior notes payable – green bond	4.03%	March 2021	(15,930)
Fluctuations in interest rate and average balance:
Unsecured senior line of credit			(1,743)
$1.5 billion commercial paper program			(2,641)
Total decreases			(35,767)
Change in gross interest			11,766
Increase in capitalized interest			(38,534)
Total change in interest expense			$(26,768)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended September 30, 2021, increased by $61.5 million, or 11.8%, to $581.8 million, compared to $520.4 million for the nine months ended September 30, 2020. The increase was primarily due to additional depreciation from 1.5 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2020, and 104 operating properties aggregating 11.0 million RSF acquired subsequent to January 1, 2020.

Impairment of real estate

During the nine months ended September 30, 2021, we recognized impairment charges aggregating $52.7 million, primarily consisting of the following:

•Impairment charge of $22.5 million during the three months ended September 30, 2021, upon classification as held for sale of an option to purchase a land parcel in our SoMa submarket for the development of an office property, to reduce the option’s carrying amount to its estimated fair value less costs to sell.
•Impairment charge of $18.6 million during the three months ended September 30, 2021, to reduce the carrying amount of a property located in a non-core submarket to its estimated fair value less costs to sell, upon our review of the current local market conditions.
•Impairment charges aggregating $6.9 million during the six months ended June 30, 2021, to reduce the carrying amounts of three office properties located in our San Francisco Bay Area and Seattle markets to their estimated fair values less costs to sell, based on the sales price negotiated for each property during this period. We completed the sales of these properties during the three months ended September 30, 2021.

Loss on early extinguishment of debt

During the nine months ended September 30, 2021, we recognized a loss on early extinguishment of debt of $67.3 million, including the write-off of unamortized loan fees primarily related to the refinancing of our 4.00% unsecured senior notes payable aggregating $650.0 million due in 2024 pursuant to a partial cash tender offer completed on February 10, 2021, and a subsequent call for redemption for the remaining outstanding amounts completed on March 12, 2021.

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

Equity in earnings of unconsolidated real estate joint ventures

During the nine months ended September 30, 2021, we recognized equity in earnings of unconsolidated real estate joint ventures of $9.2 million.

During the nine months ended September 30, 2020, we recognized equity in earnings of unconsolidated real estate joint ventures aggregating $4.6 million. This balance consisted of earnings from our unconsolidated real estate joint ventures of approximately $12.2 million, partially offset by an impairment charge on one of our unconsolidated joint ventures. In March 2020, the impact of COVID-19 pandemic led to the temporary closure of a retail center owned by our 1401/1413 Research Boulevard joint venture. We evaluated the recoverability of our investment in this joint venture and recognized a $7.6 million impairment charge to lower the carrying amount of our investment balance, which primarily consisted of real estate, to zero.

Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investment income

During the nine months ended September 30, 2021, we recognized investment income aggregating $372.4 million, which consisted of $189.0 million of realized gains and $183.3 million of unrealized gains. Realized gains of $189.0 million primarily consisted of sales of investments and distributions received. Unrealized gains of $183.3 million during the nine months ended September 30, 2021, primarily consisted of increases in fair values of our investments in publicly traded companies and investments in privately held entities that report NAV.

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

Gain on sales of real estate

During the nine months ended September 30, 2021, we recognized gain on sales of real estate aggregating $2.3 million, which included $2.8 million of gains related to the completion of two real estate dispositions and a loss of $435 thousand related to the sale of an office property located in our San Francisco Bay Area market. The net gains were classified in (loss) gain on sales of real estate within our consolidated statements of operations for the nine months ended September 30, 2021.

Summary of capital expenditures

Our construction spending for the nine months ended September 30, 2021, consisted of the following (in thousands):

Construction Spending	Nine Months Ended September 30, 2021
Additions to real estate – consolidated projects	$1,542,210
Investments in unconsolidated real estate joint ventures	739
Contributions from noncontrolling interests	(56,669)
Construction spending (cash basis)	1,486,280
Change in accrued construction	69,551
Construction spending for the nine months ended September 30, 2021	1,555,831
Projected construction spending for the three months ending December 31, 2021	554,169
Guidance midpoint	$2,110,000

The following table summarizes the total projected construction spending for the year ending December 31, 2021, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2021
Development, redevelopment, and pre-construction projects	$1,990,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(100,000)
Revenue-enhancing and repositioning capital expenditures	155,000
Non-revenue-enhancing capital expenditures	65,000
Guidance midpoint	$2,110,000

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

Projected 2021 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 10/25/21	As of 7/26/21
Earnings per share(1)	$3.91 to $3.93	$3.46 to $3.54
Depreciation and amortization of real estate assets	5.05	5.50
Gain on sales of real estate	(0.02)	(0.02)
Impairment of real estate – rental properties(2)	0.18	0.05
Allocation of unvested restricted stock awards	(0.04)	(0.04)
Funds from operations per share(2)	$9.08 to $9.10	$8.95 to $9.03
Unrealized gains on non-real estate investments	(1.26)	(1.39)
Significant realized gains on non-real estate investments(2)	(0.76)	(0.41)
Impairment of real estate(2)	0.19	0.02
Loss on early extinguishment of debt	0.46	0.47
Allocation to unvested restricted stock awards	0.02	0.01
Other	0.01	0.06
Funds from operations per share, as adjusted(2)	$7.74 to $7.76	$7.71 to $7.79
Midpoint	$7.75	$7.75

(1)Excludes unrealized gains or losses after September 30, 2021, that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Refer to the definition of “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

Key Assumptions(1) (Dollars in millions)	2021 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2021(2)	93.3%	93.9%
Lease renewals and re-leasing of space:
Rental rate increases	33.0%	36.0%
Rental rate increases (cash basis)	19.0%	22.0%
Same property performance:
Net operating income increase	2.0%	4.0%
Net operating income increase (cash basis)	4.7%	6.7%
Straight-line rent revenue	$119	$129
General and administrative expenses	$146	$151
Capitalization of interest	$172	$182
Interest expense	$128	$138

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
(2)Updated guidance for occupancy percentage in North America as of December 31, 2021, reflects vacancy at one recently acquired property that closed in the third quarter of 2021, and two pending acquisitions expected to close in the fourth quarter of 2021, representing lease-up opportunities that will contribute to growth in cash flows. One of the two pending acquisitions includes value-creation opportunities while the other pending acquisition is 50% under lease negotiation. Excluding vacancy at recently acquired properties, we expect occupancy for properties in North America as of December 31, 2021 to increase by approximately 100 bps compared to December 31, 2020. Refer to “Summary of occupancy percentages in North America” within this Item 2 for additional information.

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share		Operating RSF at 100%
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
225 Binney Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		305,212
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%		— (2)
409 and 499 Illinois Street/San Francisco Bay Area/Mission Bay	40.0%	(3)	455,069
1500 Owens Street/San Francisco Bay Area/Mission Bay	49.9%	(3)	158,267
Alexandria Technology Center® – Gateway/San Francisco Bay Area/South San Francisco(4)	51.9%		1,089,852
213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae Station/San Francisco Bay Area/South San Francisco	62.4%		—
Alexandria Point/San Diego/University Town Center(5)	45.0%		1,337,916
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	49.9%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(6)	50.0%		679,801
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		632,732
The Eastlake Life Science Campus by Alexandria/Seattle/Lake Union(7)	70.0%		321,218
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,111

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(8)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
Menlo Gateway/San Francisco Bay Area/Greater Stanford	49.0%		772,983
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(9)	(10)

(1)In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in five other real estate joint ventures in North America.
(2)We expect to commence vertical construction of 275,000 RSF during 2021.
(3)Refer to “Real estate dispositions and partial interest sales” in the “Sources of capital” section within this Item 2 for additional information.
(4)Includes 601, 611, 651, 681, 685, 701, and 751 Gateway Boulevard in our South San Francisco submarket. Noncontrolling interest share is anticipated to be 49% as we make further contributions into the joint venture over time.
(5)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4161, 4224, and 4242 Campus Point Court in our University Town Center submarket.
(6)Includes 9605, 9645, 9675, 9685, 9725, 9735, 9808, 9855, and 9868 Scranton Road and 10055 and 10065 Barnes Canyon Road in our Sorrento Mesa submarket.
(7)Includes 1201 and 1208 Eastlake Avenue East and 199 East Blaine Street in our Lake Union submarket.
(8)In addition to the unconsolidated real estate joint ventures listed, we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.
(9)Represents our ownership interest; our voting interest is limited to 50%.
(10)Represents a joint venture with a distinguished retail real estate developer for an approximate 90,000 RSF retail shopping center.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of September 30, 2021 (dollars in thousands):

		Maturity Date	Stated Rate	Interest Rate(1)		Debt Balance at 100%(2)
Unconsolidated Joint Venture	Our Share
1401/1413 Research Boulevard	65.0%	5/17/22	L+2.50%	3.50%	(3)	$27,145
1655 and 1725 Third Street	10.0%	3/10/25	4.50%	4.57%		598,550
Menlo Gateway, Phase II	49.0%	5/1/35	4.53%	4.59%		154,992
Menlo Gateway, Phase I	49.0%	8/10/35	4.15%	4.18%		137,578
						$918,265
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2021.
(3)This loan is subject to a fixed floor rate of 3.50%.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures for the three and nine months ended September 30, 2021 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2021		September 30, 2021
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Total revenues	$54,419	$147,534	$10,876	$33,595
Rental operations	(15,217)	(39,845)	(1,785)	(5,610)
	39,202	107,689	9,091	27,985
General and administrative	(267)	(599)	(31)	(185)
Interest	—	—	(2,504)	(7,887)
Depreciation and amortization	(17,871)	(49,615)	(3,465)	(10,676)
Fixed returns allocated to redeemable noncontrolling interests(1)	222	659	—	—
	$21,286	$58,134	$3,091	$9,237

Straight-line rent and below-market lease revenue	$1,377	$3,459	$809	$2,924
Funds from operations(2)	$39,157	$107,749	$6,556	$19,913

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

	As of September 30, 2021
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$2,048,838	$475,982
Cash, cash equivalents, and restricted cash	70,786	9,492
Other assets	235,407	63,397
Secured notes payable	—	(219,245)
Other liabilities	(106,148)	(7,889)
Redeemable noncontrolling interests	(11,681)	—
	$2,237,202	$321,737

During the nine months ended September 30, 2021 and 2020, our consolidated real estate joint ventures distributed an aggregate of $81.9 million and $64.6 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. The tables below summarize components of our non-real estate investments and investment income. For additional information, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report.

	September 30, 2021
(In thousands)	Three Months Ended		Nine Months Ended		Year Ended December 31, 2020
Realized gains	$81,516	(1)	$189,013	(2)	$47,288	(3)
Unrealized (losses) gains	(14,432)		183,348		374,033
Investment income	$67,084		$372,361		$421,321

	September 30, 2021
Investments (In thousands)	Cost		Unrealized Gains		Carrying Amount
Publicly traded companies	$282,816		$374,515	(4)	$657,331
Entities that report NAV	355,400		480,412		835,812
Entities that do not report NAV:
Entities with observable price changes	54,562		74,906		129,468
Entities without observable price changes	349,100		—		349,100
	$1,041,878	(5)	$929,833		1,971,711

Investments accounted for under the equity method of accounting					75,167
Total investments					$2,046,878
(1)Includes three separate significant realized gains aggregating $52.4 million related to the following transactions: (i) the sale of shares in an investment in a publicly traded biotechnology company, (ii) a distribution received from a limited partnership investment, and (iii) the acquisition of one of our privately held biotechnology investments by a publicly traded biotechnology company.
(2)Includes six separate significant realized gains aggregating $110.1 million related to the following transactions: (i) the sales of investments in three publicly traded biotechnology companies, (ii) a distribution received from a limited partnership investment, and (iii) the acquisition of two of our privately held non-real estate investments in a biopharmaceutical company and biotechnology company.
(3)Includes impairments of $24.5 million related to investments in privately held entities that do not report NAV.
(4)Includes gross unrealized gains and losses of $400.0 million and $25.5 million, respectively, as of September 30, 2021.
(5)Represents 3.2% of gross assets as of September 30, 2021.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$4.0B		(in millions)

$2,200
$3,000
$3,000
$384
$100
<$200
SIGNIFICANT AVAILABILITY
MINIMAL OUTSTANDING
12/31/19
12/31/20
12/31/21 Goal
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$2,250
Outstanding forward equity sales agreements(1)	772
Cash, cash equivalents, and restricted cash	368
Investments in publicly traded companies	657
Liquidity as of September 30, 2021	$4,047

Net Debt and Preferred Stock to Adjusted EBITDA(2)		Fixed-Charge Coverage Ratio(2)

(1)Represents expected net proceeds from the future settlement of the remaining 4.6 million shares outstanding under our forward equity sales agreements as of September 30, 2021.
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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of September 30, 2021 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	L+0.815%	$3,000,000	$750,000	$2,250,000
Outstanding forward equity sales agreements(1)				771,852
Cash, cash equivalents, and restricted cash				368,054
Investments in publicly traded companies				657,331
Total liquidity as of September 30, 2021				$4,047,237

(1)Represents expected net proceeds from the future settlement of the remaining 4.6 million shares outstanding under our forward equity sales agreements as of September 30, 2021.

Cash, cash equivalents, and restricted cash

As of September 30, 2021, and December 31, 2020, we had $368.1 million and $597.7 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash from operating activities, proceeds from real estate asset sales and partial interest sales, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$760,637	$708,941	$51,696
Net cash used in investing activities	$(5,433,393)	$(2,865,016)	$(2,568,377)
Net cash provided by financing activities	$4,442,763	$2,398,781	$2,043,982

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the nine months ended September 30, 2021, increased to $760.6 million, compared to $708.9 million for the nine months ended September 30, 2020. This increase was primarily attributable to (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2020, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2020.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2021 and 2020, consisted of the following (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020
Sources of cash from investing activities:
Sales of and distributions from non-real estate investments	$278,554	$103,670	$174,884
Proceeds from sales of real estate	65,245	199,537	(134,292)
Return of capital from unconsolidated real estate joint ventures	—	20,225	(20,225)
	343,799	323,432	20,367
Uses of cash for investing activities:
Purchases of real estate	3,758,704	1,989,648	1,769,056
Additions to real estate	1,542,210	1,072,102	470,108
Acquisition of interest in unconsolidated real estate joint ventures	9,048	—	9,048
Investments in unconsolidated real estate joint ventures	739	3,291	(2,552)
Change in escrow deposits	147,414	7,041	140,373
Additions to non-real estate investments	319,077	116,366	202,711
	5,777,192	3,188,448	2,588,744

Net cash used in investing activities	$5,433,393	$2,865,016	$2,568,377

The increase in net cash used in investing activities for the nine months ended September 30, 2021, was primarily due to an increased use of cash for property acquisitions, additions to real estate, and additions to non-real estate investments, partially offset by increased proceeds from sales of and distributions from non-real estate investments. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2021 and 2020, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Repayments of borrowings from secured notes payable	$(17,108)	$(4,741)	$(12,367)
Proceeds from issuance of unsecured senior notes payable	1,743,716	1,697,651	46,065
Repayments of unsecured senior notes payable	(650,000)	(500,000)	(150,000)
Premium paid for early extinguishment of debt	(66,829)	(48,653)	(18,176)
Borrowings from unsecured senior line of credit	2,101,000	2,700,000	(599,000)
Repayments of borrowings from unsecured senior line of credit	(2,101,000)	(3,084,000)	983,000
Proceeds from issuance under commercial paper program	21,850,000	18,818,900	3,031,100
Repayments of borrowings from commercial paper program	(21,200,000)	(18,568,900)	(2,631,100)
Payments of loan fees	(16,870)	(16,990)	120
Changes related to debt	1,642,909	993,267	649,642

Contributions from and sales of noncontrolling interests	629,138	64,207	564,931
Distributions to and redemption of noncontrolling interests	(81,926)	(66,095)	(15,831)
Proceeds from the issuance of common stock	2,758,545	1,813,573	944,972
Dividend payments	(482,408)	(389,940)	(92,468)
Taxes paid related to net settlement of equity awards	(23,495)	(16,231)	(7,264)
Net cash provided by financing activities	$4,442,763	$2,398,781	$2,043,982

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2021, will be satisfied by the multiple sources of capital shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	As of 10/25/21
	Range		Midpoint	Certain Completed Items
Sources of capital:
Net cash provided by operating activities after dividends	$210	$250	$230
Incremental debt	1,415	575	995
2020 debt capital proceeds held in cash	150	250	200
Real estate dispositions and partial interest sales (refer to the “Dispositions and sales of partial interest” section within Item 2 for additional information)	1,670	2,670	2,170	$938
Common equity	2,975	3,975	3,475	$3,533	(1)
Total sources of capital	$6,420	$7,720	$7,070

Uses of capital:
Construction (refer to the “Summary of capital expenditures” section within Item 2 for additional information)(2)	$1,960	$2,260	$2,110
Acquisitions (refer to the “Acquisitions” section within Item 2 for additional information)	4,460	5,460	4,960	$4,146
Total uses of capital	$6,420	$7,720	$7,070

Incremental debt (included above):
Issuance of unsecured senior notes payable	$1,750	$1,750	$1,750	$1,750
Principal repayments of unsecured senior notes payable	(650)	(650)	(650)	$(650)
Unsecured senior line of credit, commercial paper, and other	315	(525)	(105)
Incremental debt	$1,415	$575	$995

(1)During the nine months ended September 30, 2021, we issued 16.2 million shares of common stock and received net proceeds of $2.8 billion. We expect to issue 4.6 million shares during the three months ending December 31, 2021, to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $771.9 million. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional details.
(2)Increase in construction guidance was primarily driven by recent pre-leasing/negotiating activity, which has provided additional visibility and accelerated our spending requirements on our active and near-term value-creation projects.

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

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $210.0 million to $250.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2021. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. We also exclude significant contract termination fees that represent an ancillary source of cash that is not associated with any ongoing activity at any of our operating properties. For the year ending December 31, 2021, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed and along with contributions from Same Properties and recently acquired properties, to contribute significant increases in income from rentals, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $45 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash flows” subsection of the “Liquidity” section within this Item 2 for a discussion of cash flows provided by operating activities for the nine months ended September 30, 2021.

Debt

We expect to fund a portion of our capital needs for the remainder of 2021 from the real estate dispositions and partial interest sales, settlement of our outstanding forward equity sales agreements, sales of our common stock under our ATM program, issuances under our commercial paper program discussed below, and borrowings under our unsecured senior line of credit.

As of September 30, 2021, we have no outstanding balance on our unsecured senior line of credit. Our unsecured senior line of credit bears an interest rate of LIBOR plus 0.825% with a 0% LIBOR floor and is subject to certain annual sustainability measures entitling us to a temporary reduction in the interest rate margin of one basis point, but not below zero percent per year. During the year ended December 31, 2020, we achieved certain sustainability measures, as described in our unsecured senior line of credit agreement, which reduced our borrowing rate to LIBOR plus 0.815% for a one-year period. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding.

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

We established a commercial paper program that provides us with the ability to issue up to $1.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance on our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at LIBOR plus 0.815%. The commercial paper notes sold during the three months ended September 30, 2021, were issued at a weighted-average yield to maturity of 0.21%. As of September 30, 2021, we had an aggregate of $750.0 million of notes outstanding under our commercial paper program.

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

Proactive management of transition away from LIBOR

LIBOR has been used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including variable-rate debt and interest rate swap contracts. However, based on an announcement made by the Financial Conduct Authority (“FCA”) on March 5, 2021, all LIBOR settings will effectively cease after June 30, 2023, and it is expected that LIBOR will no longer be used after this date. To address the impending discontinuation of LIBOR, in the U.S. the Alternative Reference Rates Committee (“ARRC”) was established to help ensure the successful transition from LIBOR. In June 2017, the ARRC selected SOFR, a new index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for U.S. dollar LIBOR. We have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•We have proactively eliminated outstanding LIBOR-based borrowings under our unsecured senior bank term loans and secured construction loans through repayments. From January 2017 through September 2021, we retired approximately $1.5 billion of all such debt.
•During 2020, we increased the aggregate amount of our commercial paper program to $1.5 billion from $750.0 million. This program provides us with ability to issue commercial paper notes bearing interest at short-term fixed rates, with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subject to LIBOR and is used for funding short-term working capital needs. As of September 30, 2021, we had an aggregate of $750.0 million of notes outstanding under our commercial paper program.
•We continue to prudently manage outstanding borrowings under our unsecured senior line of credit. As of September 30, 2021, we had no borrowings outstanding under our unsecured senior line of credit. Our unconsolidated real estate joint venture at 1401/1413 Research Boulevard holds a LIBOR-based construction loan with an outstanding balance of $27.1 million that matures in May 2022. We hold a 65.0% interest in this unconsolidated real estate joint venture.
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

Real estate dispositions and partial interest sales

We expect to continue the disciplined execution of select sales of operating assets. Future sales will provide an important source of capital to fund a portion of pending and recently completed opportunistic acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2021, we expect real estate dispositions and partial interest sales ranging from $1.7 billion to $2.7 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

During the nine months ended September 30, 2021, we completed dispositions for an aggregate sales price $663.3 million. Refer to the “Dispositions and sales of partial interest” section of “Investments in real estate” within this Item 2 for additional information on these transaction. In addition, in October 2021 we completed sales of partial interests in two consolidated real estate joint ventures, as described below.

409 and 499 Illinois Street

In October 2021, an investor acquired a 75% interest in our consolidated joint venture at 409 and 499 Illinois Street located in our Mission Bay submarket, which consisted of a 35% partial interest sold by us and a 40% interest held by our previous joint venture partner, for an aggregate sales price of $495.6 million. Our portion of the sales price was $231.0 million, representing $92.4 million of consideration in excess of the book value of our 35% interest sold. Upon completion of the sale, our ownership interest in the joint venture is 25%. We retained control over the newly formed real estate joint venture and therefore will continue to consolidate these properties. Accordingly, we accounted for the difference between the consideration received and the book value of our interest sold as an equity transaction, with no gain or loss recognized in earnings.

1500 Owens Street

In October 2021, an investor acquired a 75% interest in our consolidated joint venture at 1500 Owens Street located in our Mission Bay submarket, which consisted of a 25.1% partial interest sold by us and a 49.9% interest held by our previous joint venture partner, for an aggregate sales price of $130.5 million. Our portion of the sales price was $43.7 million, representing $21.3 million of consideration in excess of the book value of our 25.1% interest sold. Upon completion of the sale, our ownership interest in the joint venture is 25%. We retained control over the newly formed real estate joint venture and therefore will continue to consolidate this property. Accordingly, we accounted for the difference between the consideration received and the book value of our interest sold as an equity transaction, with no gain or loss recognized in earnings.

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

Common equity transactions

During the nine months ended September 30, 2021, our common equity transactions included the following:

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
•As of September 30, 2021, 1.5 million shares representing net proceeds of approximately $228.5 million remain outstanding under our forward equity sales agreements.
•In February 2021, we entered into a new ATM common stock offering program, which allowed us to sell up to an aggregate of $1.0 billion of our common stock.
•During the three months ended March 31, 2021, we issued 3.1 million shares under our ATM program at a price of $163.26 per share (before underwriting discounts) and received net proceeds of $492.3 million.
•During the three months ended September 31, 2021, we issued 2.5 million shares under our ATM program at a price of $200.73 per share (before underwriting discounts) and received net proceeds of $492.3 million.
•As of September 30, 2021, we have no amounts remaining under our ATM program. We expect to establish a new ATM program during three months ended December 31, 2021.
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
•As of September 30, 2021, 3.1 million shares representing net proceeds of approximately $543.4 million remain outstanding under our forward equity sales agreements.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in real estate joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the nine months ended September 30, 2021, we received $629.1 million of contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 4.3 million RSF of Class A office/laboratory and tech office space undergoing construction, 8.9 million RSF of near-term and intermediate-term development and redevelopment projects, and 12.0 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A development and redevelopment properties: current projects” and “Summary of capital expenditures” subsections of the “Investments in real estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period for which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2021 and 2020, of $126.6 million and $88.0 million, respectively, was classified in investments in real estate. Indirect project costs, including construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect project costs related to development, redevelopment, pre-construction, and construction projects, which aggregated $51.2 million and $47.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in capitalized payroll and other indirect project costs for the nine months ended September 30, 2021, compared to the same period in 2020 was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities in 2021 over 2020. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct project costs related to this asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $17.8 million for the nine months ended September 30, 2021.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the nine months ended September 30, 2021, we capitalized total initial direct leasing costs of $93.7 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section of Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report, and the “Acquisitions” subsection of the “Investments in real estate” section within this Item 2 for information on our acquisitions.

Dividends

During the nine months ended September 30, 2021 and 2020, we paid common stock dividends of $482.4 million and $389.9 million, respectively. The increase of $92.5 million in dividends paid on our common stock during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2020, as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $3.30 per common share paid during the nine months ended September 30, 2021, from $3.12 per common share paid during the nine months ended September 30, 2020.

Contractual obligations and commitments

Contractual obligations as of September 30, 2021, consisted of the following (in thousands):

		Payments by Period
	Total	2021	2022–2023	2024–2025	Thereafter
Secured and unsecured debt(1)(2)	$9,317,381	$870	$7,364	$783,593	$8,525,554
Estimated interest payments on fixed-rate debt(3)	3,745,352	71,007	593,550	566,400	2,514,395
Ground lease obligations – operating leases	846,455	4,607	37,150	37,514	767,184
Operating office leases	26,303	864	5,253	4,682	15,504
Total	$13,935,491	$77,348	$643,317	$1,392,189	$11,822,637

(1)Amounts represent principal amounts due and exclude unamortized premiums (discounts) and deferred financing costs reflected in the consolidated balance sheets under Item 1 of this report.
(2)Payment dates reflect any extension options that we control.
(3)Amounts are based upon contractual interest rates, including interest payment dates and scheduled maturity dates.

During the three months ended September 30, 2021, we acquired four properties in our Greater Boston market aggregating 1,068,137 RSF, including 453,869 RSF under active development or redevelopment, 173,276 RSF of operating properties with development and redevelopment opportunities, and 440,992 RSF with future development opportunities, for an aggregate purchase price of $192.0 million, to be paid in two installments. We paid $32.0 million of the $192.0 million in August 2021, with the remaining $160.0 million to be paid in December 2021.

Secured notes payable

Secured notes payable as of September 30, 2021, consisted of three notes secured by eight properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.41%. As of September 30, 2021, the total book value of our investments in real estate securing debt was approximately $861.3 million. Additionally, as of September 30, 2021, our entire secured notes payable balance of $198.8 million, including unamortized discounts and deferred financing costs, was fixed-rate debt.

Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of September 30, 2021, were as follows:

Covenant Ratios(1)	Requirement	September 30, 2021
Total Debt to Total Assets	Less than or equal to 60%	31%
Secured Debt to Total Assets	Less than or equal to 40%	1%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	11.5x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	299%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of September 30, 2021, were as follows:

Covenant Ratios(1)	Requirement	September 30, 2021
Leverage Ratio	Less than or equal to 60.0%	28.7%
Secured Debt Ratio	Less than or equal to 45.0%	0.6%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.34x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	9.15x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt were calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of September 30, 2021, 92% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report.

Ground lease obligations

Operating lease agreements

Ground lease obligations as of September 30, 2021, included leases for 38 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $7.0 million as of September 30, 2021, our ground lease obligations have remaining lease terms ranging from approximately 32 to 93 years, including available extension options that we are reasonably certain to exercise.

As of September 30, 2021, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $846.5 million and $26.3 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of September 30, 2021, the present value of the remaining contractual payments aggregating $872.8 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $371.5 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of September 30, 2021, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 43 years, and the weighted-average discount rate was 4.78%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $395.9 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease accounting” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Commitments

As of September 30, 2021, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.7 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $81.8 million primarily related to construction projects, including one $77.5 million letter of credit we issued during the three months ended June 30, 2021. The $77.5 million letter of credit serves to secure our performance under the purchase and sale agreement of our acquisition of Charles Park in our Cambridge submarket for a purchase price of $815.0 million. We expect to complete this acquisition in December 2021, and the letter of credit will expire in January 2022.

We are committed to funding approximately $362.0 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV, which expire at various dates over the next 12 years, with a weighted-average expiration of 8.9 years as of September 30, 2021.

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

Foreign currency translation gains and losses

The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the nine months ended September 30, 2021, due to the changes in the foreign exchange rates for our real estate investments in Canada and Asia. We reclassify unrealized foreign currency translation gains and losses into net income (loss) as we dispose of these holdings.

(In thousands)	Total
Balance as of December 31, 2020	$(6,625)

Other comprehensive income before reclassifications	596
Net other comprehensive income	596

Balance as of September 30, 2021	$(6,029)

Inflation

As of September 30, 2021, approximately 92% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit, commercial paper program, and secured loans held by our unconsolidated real estate joint ventures.

In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q for a discussion about risks that inflation directly or indirectly may pose to our business.

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents on a combined basis for the Issuer and the Guarantor Subsidiary balance sheet financial information as of September 30, 2021, and December 31, 2020, and results of operations and comprehensive income for the nine months ended September 30, 2021, and year ended December 31, 2020. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information as of September 30, 2021, and December 31, 2020, and for the nine months ended September 30, 2021, and the year ended December 31, 2020, for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	September 30, 2021	December 31, 2020
Assets:
Cash, cash equivalents, and restricted cash	$145,162	$404,802
Other assets	104,408	100,689
Total assets	$249,570	$505,491

Liabilities:
Unsecured senior notes payable	$8,314,851	$7,232,370
Unsecured senior line of credit and commercial paper	749,978	99,991
Other liabilities	378,793	341,621
Total liabilities	$9,443,622	$7,673,982

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Total revenues	$19,492	$22,946
Total expenses	(289,930)	(355,370)
Net loss	(270,438)	(332,424)
Net income attributable to unvested restricted stock awards	(5,750)	(10,168)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(276,188)	$(342,592)

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

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and nine months ended September 30, 2021 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2021		September 30, 2021
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net income	$21,286	$58,134	$3,091	$9,237
Depreciation and amortization	17,871	49,615	3,465	10,676
Funds from operations	$39,157	$107,749	$6,556	$19,913

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and nine months ended September 30, 2021 and 2020. Per share amounts may not add due to rounding.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2021		2020		2021	2020
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$101,264		$79,326		$490,602	$324,171
Depreciation and amortization of real estate assets	205,436		173,622		569,654	511,290
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(17,871)		(15,256)		(49,615)	(46,901)
Our share of depreciation and amortization from unconsolidated real estate JVs	3,465		2,936		10,676	8,437
Loss (gain) on sales of real estate	435		(1,586)		(2,344)	(1,586)
Impairment of real estate – rental properties	18,602	(1)	7,680		25,485	15,324
Allocation to unvested restricted stock awards	(1,472)		(1,261)		(6,574)	(5,692)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	309,859		245,461		1,037,884	805,043
Unrealized losses (gains) on non-real estate investments	14,432		14,013		(183,348)	(140,495)
Significant realized gains on non-real estate investments	(52,427)	(3)	—		(110,119)	—
Impairment of real estate	24,018	(4)	—		27,190	15,221
Impairment of non-real estate investments	—		—		—	24,482
Loss on early extinguishment of debt	—		52,770		67,253	52,770
Termination fee	—		(86,179)	(5)	—	(86,179)
Acceleration of stock compensation expense due to executive officer resignation	—		4,499		—	4,499
Allocation to unvested restricted stock awards	149		179		2,400	1,804
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$296,031		$230,743		$841,260	$677,145

(1)Related to a property in a non-core submarket to reduce the carrying amount of the property to its estimated fair value less costs to sell, upon our review of the current local market conditions.
(2)Calculated in accordance with standards established by the Nareit Board of Governors.
(3)Includes three separate significant realized gains from the following transactions: (i) the sale of shares in an investment in a publicly traded biotechnology company, (ii) a distribution received from a limited partnership investment, and (iii) the acquisition of one of our privately held biotechnology investments by a publicly traded biotechnology company.
(4)Primarily related to an impairment charge of $22.5 million to reduce the carrying amount of an option to purchase a land parcel in our SoMa submarket for the development of an office property to its estimated fair value less costs to sell, upon our classification of the option as held for sale in September 2021.
(5)Represents termination fee of $89.5 million and related expenses of $3.3 million recognized during the three months ended September 30, 2020, upon termination of our contract with Pinterest, Inc. related to a lease at 88 Bluxome Street in our SoMa submarket.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Per share)	2021	2020	2021	2020
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$0.67	$0.63	$3.38	$2.61
Depreciation and amortization of real estate assets	1.26	1.28	3.66	3.81
Loss (gain) on sales of real estate	—	(0.01)	(0.02)	(0.01)
Impairment of real estate – rental properties	0.12	0.06	0.18	0.12
Allocation to unvested restricted stock awards	(0.01)	(0.01)	(0.05)	(0.04)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	2.04	1.95	7.15	6.49
Unrealized losses (gains) on non-real estate investments	0.10	0.11	(1.26)	(1.13)
Significant realized gains on non-real estate investments	(0.35)	—	(0.76)	—
Impairment of real estate	0.16	—	0.19	0.12
Impairment of non-real estate investments	—	—	—	0.20
Loss on early extinguishment of debt	—	0.42	0.46	0.42
Termination fee	—	(0.69)	—	(0.69)
Acceleration of stock compensation expense due to executive officer resignation	—	0.04	—	0.04
Allocation to unvested restricted stock awards	—	—	0.02	0.01
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.95	$1.83	$5.80	$5.46

Weighted-average shares of common stock outstanding – diluted	151,561	125,828	145,153	124,027

Adjusted EBITDA and Adjusted EBITDA margin

We use Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, impairments of real estate, and significant termination fees. Adjusted EBITDA also excludes unrealized gains or losses and significant realized gains or losses and impairments that result from our non-real estate investments. These non-real estate investment amounts are classified in our consolidated statements of operations outside of total revenues.

We believe Adjusted EBITDA provides investors with relevant and useful information as it allows investors to evaluate the operating performance of our business activities without having to account for differences recognized because of investing and financing decisions related to our real estate and non-real estate investments, our capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. For example, we exclude gains or losses on the early extinguishment of debt to allow investors to measure our performance independent of our indebtedness and capital structure. We believe that adjusting for the effects of impairments and gains or losses on sales of real estate, significant impairments and realized gains or losses on non-real estate investments, and significant termination fees allows investors to evaluate performance from period to period on a consistent basis without having to account for differences recognized because of investing and financing decisions related to our real estate and non-real estate investments or other corporate activities that may not be representative of the operating performance of our properties.

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

The following table reconciles net income (loss) and revenues, the most directly comparable financial measures calculated and presented in accordance with GAAP, to Adjusted EBITDA and revenues, as adjusted, respectively, for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021		2020	2021		2020
Net income	$124,433		$95,799	$554,486		$370,038
Interest expense	35,678		43,318	107,303		134,071
Income taxes	3,672		2,430	7,898		5,177
Depreciation and amortization	210,842		176,831	581,807		520,354
Stock compensation expense	9,728		12,994	34,416		32,108
Loss on early extinguishment of debt	—		52,770	67,253		52,770
Loss (gain) on sales of real estate	435		(1,586)	(2,344)		(1,586)
Significant realized gains on non-real estate investments	(52,427)	(1)	—	(110,119)	(1)	—
Unrealized losses (gains) on non-real estate investments	14,432		14,013	(183,348)		(140,495)
Impairment of real estate	42,620		7,680	52,675		30,545
Impairment of non-real estate investments	—		—	—		24,482
Termination fee	—		(86,179)	—		(86,179)
Adjusted EBITDA	$389,413		$318,070	$1,110,027		$941,285

Revenues	$547,759		$545,042	$1,537,227		$1,421,917
Total realized gains on non-real estate investments	81,516	(1)	17,361	189,013	(1)	25,689
Significant realized gains on non-real estate investments	(52,427)		—	(110,119)		—
Impairment of non-real estate investments	—		—	—		24,482
Termination fee	—		(86,179)	—		(86,179)
Revenues, as adjusted	$576,848		$476,224	$1,616,121		$1,385,909

Adjusted EBITDA margin	68%		67%	69%		68%

(1)Refer to “Investments” section within this Item 2 of this report for additional information.

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of September 30, 2021, approximately 92% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

Capitalization rates

Capitalization rates are calculated based upon net operating income and net operating income (cash basis) annualized for the quarter preceding the date on which the property is sold, or near term prospective net operating income.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA	$389,413	$318,070	$1,110,027	$941,285

Interest expense	$35,678	$43,318	$107,303	$134,071
Capitalized interest	43,185	32,556	126,563	88,029
Amortization of loan fees	(2,854)	(2,605)	(8,530)	(7,589)
Amortization of debt premiums	498	910	1,539	2,686
Cash interest and fixed charges	$76,507	$74,179	$226,875	$217,197

Fixed-charge coverage ratio:
– period annualized	5.1x	4.3x	4.9x	4.3x
– trailing 12 months	4.8x	4.3x	4.8x	4.3x

Gross assets

Gross assets is calculated as total assets plus accumulated depreciation (in thousands):

	September 30, 2021	December 31, 2020
Total assets	$28,558,718	$22,827,878
Accumulated depreciation	3,614,440	3,182,438
Gross assets	$32,173,158	$26,010,316

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended September 30, 2021, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Investors Service and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate – value-creation square footage currently in rental properties

The square footage presented in the table below includes RSF of buildings in operation as of September 30, 2021, primarily representing lease expirations at recently acquired properties that also have inherent future development or redevelopment opportunities, for which we have the intent to demolish or redevelop the existing property upon expiration of the existing in-place leases and commencement of future construction:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2021	2022	Thereafter		Total
Near-term projects:
Reservoir Woods/Route 128	Redev	202,428	—	312,845		515,273
651 Gateway Boulevard/South San Francisco	Redev	—	197,787	102,223	(1)	300,010
3450 Hillview Avenue/Greater Stanford	Redev	—	42,340	—		42,340
11255 and 11355 North Torrey Pines Road/Torrey Pines	Dev	—	139,135	—		139,135
10931 and 10933 North Torrey Pines Road/Torrey Pines	Dev	—	92,450	—		92,450
10277 Scripps Ranch Boulevard/Other San Diego	Redev	32,774	—	—		32,774
Other/Seattle	Redev	—	51,255	—		51,255
41 Moore Drive/Research Triangle	Redev	—	62,490	—		62,490
		235,202	585,457	415,068		1,235,727
Intermediate-term projects:
3825 Fabian Way/Greater Stanford	Redev	—	250,000	—		250,000
3460 Hillview Avenue/Greater Stanford	Redev	—	—	34,611		34,611
9444 Waples Street/Sorrento Mesa	Dev	—	39,944	48,436	(2)	88,380
		—	289,944	83,047		372,991
Future projects:
550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	260,867		260,867
380 and 420 E Street/Seaport Innovation District	Dev	—	—	195,506		195,506
Other/Greater Boston	Redev	—	—	167,549	(3)	167,549
1122 El Camino Real/South San Francisco	Dev	—	—	223,232		223,232
3875 Fabian Way/Greater Stanford	Redev	—	—	228,000		228,000
960 Industrial Road/Greater Stanford	Dev	—	—	110,000		110,000
2475 Hanover Street/Greater Stanford	Redev	—	—	83,980		83,980
219 East 42nd Street/New York City	Dev	—	—	349,947		349,947
10975 and 10995 Torreyana Road/Torrey Pines	Dev	—	—	84,829		84,829
4161 Campus Point Court/University Town Center	Dev	—	—	159,884		159,884
10260 Campus Point Drive/University Town Center	Dev	—	—	109,164		109,164
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	689,938		689,938
4025, 4031, 4045, and 4075 Sorrento Valley Boulevard/Sorrento Valley	Dev	—	82,594	—		82,594
601 Dexter Avenue North/Lake Union	Dev	—	—	18,680		18,680
830 4th Avenue South/SoDo	Dev	—	—	42,380		42,380
		—	82,594	2,723,956		2,806,550
		235,202	957,995	3,222,071		4,415,268

(1)Represents vacant square footage as of September 30, 2021.
(2)Includes 43,690 of vacant square footage as of September 30, 2021.
(3)Includes 89,774 of vacant square footage as of September 30, 2021.

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

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of September 30, 2021, and December 31, 2020 (dollars in thousands):

	September 30, 2021		December 31, 2020
Secured notes payable	$198,758		$230,925
Unsecured senior notes payable	8,314,851		7,232,370
Unsecured senior line of credit and commercial paper	749,978		99,991
Unamortized deferred financing costs	65,112		56,312
Cash and cash equivalents	(325,872)		(568,532)
Restricted cash	(42,182)		(29,173)
Preferred stock	—		—
Net debt and preferred stock	$8,960,645		$7,021,893

Adjusted EBITDA:
– quarter annualized	$1,557,652		$1,331,608
– trailing 12 months	$1,442,929		$1,274,187

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.8	x	5.3	x
– trailing 12 months	6.2	x	5.5	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income and to net operating income (cash basis) for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$124,433	$95,799	$554,486	$370,038

Equity in earnings of unconsolidated real estate joint ventures	(3,091)	(3,778)	(9,237)	(4,555)
General and administrative expenses	37,931	36,913	109,807	100,651
Interest expense	35,678	43,318	107,303	134,071
Depreciation and amortization	210,842	176,831	581,807	520,354
Impairment of real estate	42,620	7,680	52,675	22,901
Loss on early extinguishment of debt	—	52,770	67,253	52,770
Loss (gain) on sales of real estate	435	(1,586)	(2,344)	(1,586)
Investment income	(67,084)	(3,348)	(372,361)	(166,184)
Net operating income	381,764	404,599	1,089,389	1,028,460
Straight-line rent revenue	(33,918)	(28,822)	(89,203)	(72,786)
Amortization of acquired below-market leases	(13,664)	(13,979)	(39,043)	(43,730)
Net operating income (cash basis)	$334,182	$361,798	$961,143	$911,944

Net operating income (cash basis) – annualized	$1,336,728	$1,447,192	$1,281,524	$1,215,925

Net operating income (from above)	$381,764	$404,599	$1,089,389	$1,028,460
Total revenues	$547,759	$545,042	$1,537,227	$1,421,917
Operating margin(1)	70%	74%	71%	72%

(1)Includes the effect of a termination fee recognized during the three months ended September 30, 2020. Refer to the definition of “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” within this section for additional details. Excluding this effect, our operating margin for the three and nine months ended September 30, 2020, would have been 70% and 71%, respectively.

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenue in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of results for the three months ended September 30, 2021, to the three months ended September 30, 2020” subsection of the “Results of operations” section within this Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income from rentals	$546,527	$543,412	$1,533,593	$1,416,873
Rental revenues	(415,918)	(438,393)	(1,182,955)	(1,117,890)
Tenant recoveries	$130,609	$105,019	$350,638	$298,983

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unencumbered net operating income	$371,026	$388,575	$1,054,290	$979,934
Encumbered net operating income	10,738	16,024	35,099	48,526
Total net operating income	$381,764	$404,599	$1,089,389	$1,028,460
Unencumbered net operating income as a percentage of total net operating income	97%	96%	97%	95%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. As of September 30, 2021, we had Forward Agreements outstanding to sell an aggregate of 4.6 million shares of common stock. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and nine months ended September 30, 2021 and 2020, are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average shares of common stock outstanding – basic	150,854	124,901	144,716	123,561
Outstanding forward equity sales agreements	707	927	437	466
Weighted-average shares of common stock outstanding – diluted	151,561	125,828	145,153	124,027

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of September 30, 2021, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming an interest rate floor of 0%, on our fixed- and variable-rate debt as of September 30, 2021 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(2,723)
Rate decrease of 1%	$436

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(822,100)
Rate decrease of 1%	$954,187
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of September 30, 2021. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of September 30, 2021 (in thousands):

Equity price risk:
Fair value increase of 10%	$204,688
Fair value decrease of 10%	$(204,688)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of September 30, 2021 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$92
Rate decrease of 10%	$(92)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$10,764
Rate decrease of 10%	$(10,764)
This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the nine months ended September 30, 2021, was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2021, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We may underestimate the cost of improvements required to maintain or improve space to meet standards established for the market position intended for that property; and
•We may be unable to complete the improvements required to maintain or improve space, due to unanticipated delays, significant cost increases by our vendors, or cancellation of construction resulting from shortages in the supply of necessary construction materials.

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
•Our ability to procure third party suppliers or providers of necessary construction materials for our developments and redevelopments of properties;
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

We may face increased risks and costs associated with volatility in commodity and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects.

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

We rely on a number of third-party suppliers and contractors to supply raw materials and skilled labor for our construction projects. We have favorable relationships with our suppliers and contractors, and we generally have not encountered significant difficulty obtaining materials and skilled labor, nor experienced significant delays or increases in overall project costs. While we do not rely on any single supplier or vendor for the majority of our materials and skilled labor, we may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might become impacted by economic or political changes, or difficulties obtaining adequate skilled labor from third-party contractors in a tightening labor market. It is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control, including, but not limited to, effects of COVID-19. We may be forced to seek new third-party suppliers or contractors, who we have not worked with in the past, and it is uncertain whether these new suppliers will be able to adequately meet our materials or labor needs. Our dependence on unfamiliar supply chains or relatively small supply partners may adversely affect the cost and timely completion of our construction projects. In addition, we may be unable to compete with entities that may have more favorable relationships with their suppliers and contractors or greater access to the required construction materials and skilled labor.

During 2021, industry prices for certain construction materials, including steel, copper, lumber, plywood, electrical materials, and heating, ventilation, and air conditioning (“HVAC”) materials, experienced significant increases as a result of low inventories; surging demand fueled by the U.S. economy rebounding from the effects of COVID-19; tariffs imposed on imports of foreign steel, including on products from key competitors in the European Union (“EU”) and China; and significant changes in the U.S. steel production landscape stemming from the consolidation of certain steel-producing companies. Price surges on construction materials may result in corresponding increases in our overall construction costs as our projects undergo construction. Certain increases in the costs of construction materials, however, can often be managed in our development and redevelopment projects through either (i) general budget contingencies built into our overall construction costs estimates for each of our projects or (ii) inflation risk borne by our construction general contractors in the form of Guaranteed Maximum Price construction contracts which stipulate a maximum price for certain construction costs in many of our projects.

In addition, as of October 2021, the U.S. is widely reported to be experiencing serious supply chain disruptions as a result of substantial backlogs of container ships seeking to unload cargo at major ports on both the west and east coasts, with delays caused or exacerbated by port and trucking labor shortages, railway logistics issues and a shortage of warehouse space in close proximity to the affected ports. While we have not been significantly impacted by these backlogs to date, if not resolved, these backlogs and related logistics issues could result in material delays and increased costs for our construction activities and the U.S. economy generally.

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

If we fail to identify and develop relationships with a sufficient number of qualified suppliers and contractors, the quality and status of our construction projects may be adversely affected.

We believe we have favorable relationships with our existing suppliers and contractors, and we generally have not encountered difficulty collaborating with and obtaining materials and skilled labor, nor experienced significant delays or increases in overall project costs due to disputes, work stoppages, or contractors’ misconduct or failure to perform. However, it is possible we may experience these events in the future, or our existing suppliers and contractors may encounter supply chain disruptions that hinder their ability to supply necessary materials and labor to us. As a result, we may be forced to seek new resources for our construction needs. We may become reliant on unfamiliar supply chains or relatively small supply partners, which may cause uncertainty in the quality, cost, and timely completion of our construction projects.

Our ability to continue to identify and develop relationships with a sufficient network of qualified suppliers who can adequately meet our construction timing and quality standards can be a significant challenge, particularly if global supply chain disruptions materialize and persist. If we fail to identify and develop relationships with a sufficient number of suppliers and contractors who can appropriately address our construction needs, we may experience disruptions in our suppliers’ logistics or supply chain networks or information technology systems, and other factors beyond our or our suppliers’ control. If we are unable to access materials and labor to complete our construction projects within our expected budgets and meet our tenants’ demands and expectations in a timely and efficient manner, our results of operations, cash flows, and reputation may be adversely impacted.

Our tenants may face increased risks and costs associated with volatility in commodity and labor prices or the prices or availability of specialized materials or equipment, or as a result of supply chain or procurement disruptions of such items, which may adversely affect their businesses or financial condition.

Our tenants are generally subject to the same generalized risks of commodity and labor price increases and supply chain or procurement as we and many other companies are. A number of our tenants, however, are also involved in highly specialized research or manufacturing activities that may require unique or custom chemical or biologic materials or sophisticated specialty equipment that is not widely available and, therefore, may be particularly susceptible to supply chain disruption. In addition, these tenants may have complex supply chains due to their specialized activities that are subject to stringent government regulations, which may further hinder their access to necessary materials and equipment. While we are not aware of such issues materially affecting our tenants to date, it is possible that these issues may affect our tenants in the future, and continued supply chain and procurement disruptions could potentially impact such tenants adversely.

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

Many of these entities have substantially greater financial resources than we do and may be able to pay more than we can or accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the geographic concentration of their investments. These entities may also have more favorable relationships and pricing with suppliers and contractors and may complete construction projects sooner and at lower costs than we are able. We may also face competition with these entities for access to the same or similar raw materials and labor resources from suppliers and contractors, as well as access to the specific suppliers and contractors we use. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell. If there is no matching growth in demand, the intensified competition may lead to oversupply of available space comparable to ours and result in the pressure on rental rates and greater incentives awarded to tenants. To maintain our ability to retain current and attract new tenants, we may be forced to reduce the rental rates that our tenants are currently willing to pay or offer greater tenant concessions. Should we encounter intensified competition or oversupply, we cannot be certain that we will be able to compete successfully, maintain our occupancy and rental rates, and continue to expand our business. As a result, our financial condition, results of operations, and cash flows, our ability to pay dividends, and our stock price may be adversely affected.

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

Our operating expenses, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. As of September 30, 2021, 92% of our existing leases (on an RSF basis) were triple net leases, which allow us to recover operating expenses, and 94% of our existing leases (on an RSF basis) also provided for the recapture of capital expenditures. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease. During inflationary periods, we expect to recover increases in operating expenses from our triple net leases and our gross leases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level.

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

Also, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which consist of borrowings under our unsecured senior line of credit and commercial paper program. As of September 30, 2021, our commitments under our unsecured senior line of credit and commercial paper program aggregated $3.0 billion, of which only $750.0 million was outstanding, and our unhedged variable-rate debt as a percentage of our total debt was 8%. Therefore, we do not expect that the effect of inflation on our interest expense would have a material adverse impact on our financing costs in the short term, but it could increase our financing costs over time as we refinance our existing long-term borrowings.

As of September 30, 2021, approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other index. We have long term lease agreements with our tenants, of which 2% to 10% expire each year. We believe these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative expenses and interest expense. However, it is possible that during higher inflationary periods the impact of inflation will not be adequately offset by the resetting of rents from our renewal and re-leasing activities or our annual rent escalations. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect to our business, financial condition, results of operations, and cash flows.

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

We have not experienced any material breach of cybersecurity. However, our computer systems will likely be subject to cyber attacks, unauthorized access, computer viruses, or other computer-related penetrations. Our administrative and technical controls as well as other preventive actions we take to reduce the risk of cyber incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber attacks, or other security breaches to our computer systems.

In response to recent cyber attacks, the Biden administration issued an executive order, “Improving the nation’s cybersecurity” in May 2021, which established a reporting requirement for government contractors and encouraged coordination between the public and private sectors to better protect against cybersecurity incidents. In addition, in June 2021, the SEC increased its focus on the failure of some public companies to disclose that they had been affected by the aforementioned December 2020 cyber attack, by sending investigative letters seeking voluntary information regarding the attack and questions around companies’ disclosures and internal controls. The SEC also communicated that cyber risks would be included on the SEC rulemaking agenda. We expect the federal government and regulatory agencies to continue to focus on ways to increase protection against and oversight and disclosure of cyber attack incidents.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company, dated May 21, 1997	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company, dated June 20, 1997	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, effective as of May 10, 2017	Form 8-K	May 12, 2017
3.4*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.5*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.6*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.8*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.9*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.10*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.11*	Articles Supplementary, effective as of May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.12*	Amended and Restated Bylaws of the Company (Amended July 27, 2018)	Form 8-K	August 2, 2018
22.0	List of Guarantor Subsidiaries of Alexandria Real Estate Equities, Inc.	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1	The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021, and December 31, 2020 (unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three and nine months ended September 30, 2021 and 2020 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)	N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 2021.

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