Form 10-K
period 2021-12-31
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2022-01-31
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $27.5 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2021.

As of January 14, 2022, 159,943,331 shares of common stock were outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 17, 2022.

INDEX TO FORM 10-K

ALEXANDRIA REAL ESTATE EQUITIES, INC.

GLOSSARY

    The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ASU	Accounting Standards Update
ATM	At the Market
BBA	British Bankers’ Association
CIP	Construction in Progress
EPS	Earnings per Share
ESG	Environmental, Social, and Governance
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
GAAP	U.S. Generally Accepted Accounting Principles
HVAC	Heating, Ventilation, and Air Conditioning
IASB	International Accounting Standards Board
IFRS	International Financial Reporting Standards
IRS	Internal Revenue Service
JV	Joint Venture
LEED®	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
Nareit	National Association of Real Estate Investment Trusts
NAV	Net Asset Value
NYSE	New York Stock Exchange
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SF	Square Feet/Foot
SoDo	South of Downtown submarket of Seattle
SOFR	Secured Overnight Financing Rate
SoMa	South of Market submarket of San Francisco
U.S.	United States
VIE	Variable Interest Entity

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

ITEM 1. BUSINESS

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT and the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, agtech, and technology campuses in AAA innovation cluster locations, with a total market capitalization of $44.0 billion as of December 31, 2021, and an asset base in North America of 67.0 million SF. The asset base in North America includes 38.8 million RSF of operating properties and 4.8 million RSF of Class A properties undergoing construction, 8.7 million RSF of near-term and intermediate-term development and redevelopment projects, and 14.7 million SF of future development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle.

We develop dynamic urban cluster campuses and vibrant ecosystems that enable and inspire the world’s most brilliant minds and innovative companies to create life-changing scientific and technological breakthroughs. We believe in the utmost professionalism, humility, and teamwork. Our tenants include multinational pharmaceutical companies; public and private biotechnology companies; life science product, service, and medical device companies; digital health, technology, and agtech companies; academic and medical research institutions; U.S. government research agencies; non-profit organizations; and venture capital firms. We have a longstanding and proven track record of developing Class A properties clustered within urban life science, agtech, and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, agtech, and technology campuses through our venture capital platform. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.
Our operating properties and development projects include 54 properties that are held by consolidated real estate joint ventures and four properties that are held by unconsolidated real estate joint ventures. The occupancy percentage of our operating properties in North America was 94.0% as of December 31, 2021. Our 10-year average occupancy percentage of our operating properties as of December 31, 2021, was 96%. Investment-grade or publicly traded large cap tenants represented 51% of our total annual rental revenue in effect as of December 31, 2021. Additional information regarding our consolidated and unconsolidated real estate joint ventures is included in “Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K. Additional information regarding risk factors that may affect us is included in “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K.

Business objective and strategies

Our primary business objective is to maximize long-term asset value and shareholder returns based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A properties clustered in urban campuses located in AAA innovation cluster locations. These key urban campus locations are characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They represent highly desirable locations for tenancy by life science, agtech, and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, life science, agtech, and technology relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

Our tenant base is broad and diverse within the life science, agtech, and technology industries and reflects our focus on regional, national, and international tenants with substantial financial and operational resources. For a more detailed description of our properties and tenants, refer to “Item 2. Properties” in this annual report on Form 10-K. We have an experienced Board of Directors and are led by an executive and senior management team with extensive experience in the real estate, life science, agtech, and technology industries.

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
•Location of the property and our strategy in the relevant market, including our mega campus strategy;
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
•The property’s unlevered yields;
•Potential impacts of climate change and extreme weather conditions; and
•Our ability to increase the property’s long-term financial returns.

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital toward the development and redevelopment of new Class A properties, as well as property enhancements of certain acquired properties. These projects are generally located in collaborative life science, agtech, and technology campuses in AAA innovation clusters and are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of our diverse group of tenants.

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

We seek to meet growing demand from our stakeholders and continuously improve the efficiency of our buildings. Additionally, we have committed to significant building goals to promote wellness and productivity for our buildings’ occupants, including targeting a LEED® Gold or Platinum certification on all new ground-up construction projects.

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

Another key component of our business model is our value-creation redevelopment of existing office, warehouse, or shell space, or newly acquired properties, into high-quality, generic, and reusable office/laboratory space that can be leased at higher rental rates. Our redevelopment strategy generally includes significant pre-leasing of projects prior to the commencement of redevelopment. We generally do not commence vertical construction of new projects prior to achieving significant pre-leasing.

Non-real estate investments

We also hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. We invest primarily in highly innovative entities whose focus on the development of therapies and products that advance human health and transform patients’ lives is aligned with Alexandria’s purpose of making a positive and meaningful impact on the health, safety, and well-being of the global community. Our status as a REIT limits our ability to make such non-real estate investments. Therefore, we conduct, and will continue to conduct, our non-real estate investment activities in a manner that complies with REIT requirements.

Balance sheet and financial strategy

We seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution to our stockholders through the ownership, operation, management, and selective acquisition, development, and redevelopment of new Class A properties located in collaborative life science, agtech, and technology campuses in AAA innovation clusters, as well as the prudent management of our balance sheet. In particular, we seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution to our stockholders by:

•Maintaining access to diverse sources of capital, which include cash flows from operating activities after dividends, incremental leverage-neutral debt supported by growth in EBITDA, strategic value harvesting and asset recycling through real estate dispositions and sales of partial interests, non-real estate investment sales, sales of equity, and other capital;
•Maintaining significant liquidity through borrowing capacity under our unsecured senior line of credit and commercial paper program, secured construction loans, marketable securities, issuances of forward equity contracts from time to time, and cash, cash equivalents, and restricted cash;
•Continuing to improve our credit profile;
•Minimizing the amount of debt maturing in a single year;
•Maintaining commitment to long-term capital to fund growth;
•Maintaining low to modest leverage;
•Minimizing variable interest rate risk;
•Generating high-quality, strong, and increasing operating cash flows;
•Selectively selling real estate assets, including land parcels, non-core and “core-like” operating assets, and sales of partial interests, and reinvesting the proceeds into our highly leased value-creation development and redevelopment projects;
•Allocating capital to Class A properties located in collaborative life science, agtech, and technology campuses in AAA urban innovation clusters;
•Maintaining geographic diversity in urban intellectual centers of innovation;
•Selectively acquiring high-quality office/laboratory, agtech, and tech office space in our target urban innovation cluster submarkets at prices that enable us to realize attractive returns;
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

Competition

In general, other office/laboratory and tech office properties are located in close proximity to our properties. The amount of rentable space available in any market could have a material effect on our ability to rent space and on the rental rates we can attain for our properties. In addition, we compete for investment opportunities with other REITs, insurance companies, pension and investment funds, private equity entities, partnerships, developers, investment companies, owners/occupants, and foreign investors. Many of these entities have substantially greater financial resources than we do and may be able to invest more than we can or accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the overall expected returns from real estate investments. In addition, as a result of their financial resources, our competitors may offer more free rent concessions, lower rental rates, or higher tenant improvement allowances in order to attract tenants. These leasing incentives could hinder our ability to maintain or raise rents and attract or retain tenants. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell. Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years; however, we believe we have differentiated ourselves from our competitors. As the first, longest-tenured, and pioneering publicly traded urban office REIT to focus primarily on the office/laboratory real estate niche, we provide world-class collaborative life science, agtech, and technology campuses in AAA innovation cluster locations and maintain and cultivate many of the most important and strategic relationships in the life science, agtech, and technology industries.

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

State regulations, such as California’s Connelly Act and Proposition 65, among others, require certain building owners and operators to disclose information on the presence of asbestos or other harmful substances. Some of our properties may have asbestos-containing building materials. Environmental laws require that asbestos-containing building materials be properly managed and maintained and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

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

Independent environmental consultants have conducted Phase I or similar environmental site assessments on the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties and do not generally include soil samplings, subsurface investigations, or an asbestos survey. To date, these assessments have not revealed any material environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations, and ongoing expenditures to comply with existing environmental regulations are not expected to be material. Nevertheless, it is possible that the assessments on our properties have not revealed all environmental conditions, liabilities, or compliance concerns that may have arisen after the review was completed or may arise in the future; and future laws, ordinances, or regulations may also impose additional material environmental liabilities.

Insurance

With respect to our properties, we carry commercial general liability insurance, and all-risk property insurance, including business interruption and loss of rental income coverage. We select policy specifications and insured limits that we believe to be appropriate given the relative risk of loss and the cost of the coverage. In addition, we have obtained earthquake insurance for certain properties located in the vicinity of known active earthquake zones in an amount and with deductibles we believe are commercially reasonable. We also carry environmental insurance and title insurance policies on our properties. We generally obtain title insurance policies when we acquire a property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property. Additional information about risk factors that may affect us is included in “Item 1A. Risk factors” in this annual report on Form 10-K.

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

Human Capital

As of December 31, 2021, we had 559 employees. We believe that we maintain good relations with our employees. We have adopted a Business Integrity Policy that applies to all of our employees, and its receipt and review by each employee is documented and verified annually. In order to promote an exceptional corporate culture, Alexandria continuously monitors employee satisfaction, seeks employee feedback, and proactively seeks opportunities to enhance our employee offerings. We participate in annual performance reviews with our employees and conduct formal employee surveys, and our talent management team holds annual meetings with employees to continuously gather feedback and improve the employee experience. The positive employee experience is evidenced by our low voluntary and total turnover rates averaging 3.5% and 7.4%, respectively, over the last five years, from 2017 to 2021, which are substantially lower than the reported median voluntary and total turnover rates of 7.0% and 13.0%, respectively, in the Nareit 2021 Compensation & Benefits Survey (data for 2020).

We have an exceptional track record of identifying highly qualified candidates for promotion from within the Company. Alexandria’s executive and senior management teams, represented by our senior vice presidents and above, consist of 53 individuals, averaging 25 years of real estate experience, including 12 years with Alexandria. Moreover, our executive management team alone averages 18 years of experience with the Company. Alexandria’s executive and senior management teams have unique experience and expertise in creating, owning, and operating highly dynamic and collaborative campuses in key urban life science, agtech, and technology cluster locations. These teams also include regional market directors with leading reputations and longstanding relationships within the life science, agtech, and technology communities in their respective urban innovation clusters. We believe that our expertise, experience, reputation, and key relationships in the real estate, life science, agtech, and technology industries provide Alexandria with significant competitive advantages in attracting new business opportunities.

Building a diverse and inclusive workforce

We work diligently every day to create an open and respectful environment where our employees can actively contribute, have access to opportunities and resources, and realize their potential.

Our Corporate Governance Guidelines highlight our Board of Directors’ focus on diversity, which explicitly states our Board’s commitment to considering qualified women and minority director candidates, as well its policy of requesting an initial list of diverse candidates of any search firm it retains. As an equal opportunity employer, we have a diversity, equal employment opportunity, and fair labor policy that emphasizes inclusion through hiring and compensation practices and considers a pool of diverse candidates for open positions and internal advancement opportunities. To address issues related to pay discrimination, we do not ask potential candidates about their current or previous compensation during the hiring process, and we incorporate fair pay reviews into every employment compensation decision. To reinforce our corporate culture of respect, diversity, and inclusion, we provide anti-harassment training annually.

Providing exceptional benefits to support our employees’ well-being, medical, and financial health

We provide a comprehensive benefits package intended to meet and/or exceed the needs of our employees and their families. Our Company-sponsored suite of benefits covers 100% of the premiums for our employees and their dependents and includes, but is not limited to, a high-coverage, low-deductible PPO medical plan, medical care and services program, PPO dental and orthodontia coverage, a generous vision plan, comprehensive prescription drug plan, infertility and family planning benefits, short- and long-term disability benefits, and life and accidental death and dismemberment coverage. These benefits support the health of our employees and their families, their overall well-being, their plans for the future, and reward and recognize their operational excellence.

In addition, we have prioritized our employees’ total well-being with additional benefits that focus on their emotional, mental, physical, financial, and social health:

•100% Company-paid unlimited therapy and life-coaching for our employees and their eligible dependents to prioritize their mental health and make it accessible and available
•24/7 telehealth and medical care including COVID-19 testing
•Bimonthly expert-led wellness webinars addressing relevant and engaging topics such as “Caring for Your Mental Health” and “Staying Healthy while Working from Home”
•Additional Company-paid holidays and paid time off to encourage employees to properly rest and recharge
•Internal webinar series featuring leading experts on COVID-19 to educate and inform our employees with the most up-to-date and reliable information by leveraging our world-class life sciences network
•Wellness reimbursement benefit for fitness and mindfulness applications, online classes, and home exercise equipment that encourages our employees to stay mentally and physically fit
•Enhancing employee social connectedness through Alexandria’s Operation CARE program for corporate giving, fundraising, and volunteerism opportunities, which consists of several programs including:
•Paid volunteer time off up to 16 hours per calendar year to use at eligible non-profit organizations of their choice
•Matching gifts up to $2,500 per person each calendar year to double the impact of their charitable giving

•Volunteer rewards initiated when an employee volunteers more than 25 hours in any quarter at eligible nonprofit organizations, for which Alexandria donates a total of $2,500 to the eligible non-profit organizations of their choice, up to $10,000 annually
•Alexandria Access. Alexandria’s network in the life science community affords us access to deep medical expertise. Alexandria Access makes this expertise available to our employees and their immediate family members with an illness or injury who would benefit from specialized expertise.

Investing in professional development and training

We understand that to attract and retain the best talent, we must provide opportunities for our people to grow and develop. Therefore, we invest in training and development programs to enhance our employees’ engagement, effectiveness, and well-being.

Training topics include project management, business writing, change management, presentations, productivity, effective one-on-ones, goal setting, delegation, and feedback. Our mentoring program enables employees to partner with senior leaders for support and career guidance. To further customize development, we partner with key functional leaders to identify opportunities and design and deploy training programs for specific functional teams. Through a bespoke coaching program, we support new and high-potential leaders in their career progression. We also provide on-demand learning resources, such as LinkedIn Learning, as well as internally developed, ARE-specific on-demand content.

TOTAL WORKFORCE[(1)]

- Female 55%
- Male 45%

- Minorities [(2)] 49%
- White 51%

- <30 years of age 17%
- 30-40 years of age 43%
- 41-50 years of age 25%
- >50 years of age 15%

MANAGER ROLE & ABOVE[(3)]

- Female 48%
- Male 52%

PROMOTIONS[(4)]

- Female 60%
- Male 40%

(1)As of December 31, 2021, unless stated otherwise.
(2)Minorities are defined to include individuals of Asian, Black/African American, Hispanic/Latino, Native American, Pacific Islander, or multiracial background. We determine race and gender based on our employees' self-identification or other information compiled to meet requirements of the U.S. government.
(3)Managers and above include individuals who lead others and/or oversee projects.
(4)Represents a five-year average from 2017 to 2021.

ITEM 1A. RISK FACTORS

Overview

The following risk factors may adversely affect our overall business, financial condition, results of operations, and cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our common stock, as further described in each risk factor below. In addition to the information set forth in this annual report on Form 10-K, one should carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC. Those risk factors could materially affect our overall business, financial condition, results of operations, and cash flows; our ability to make distributions to our stockholders; our access to capital; or the market price of our common stock. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, also may materially adversely affect our business, financial condition, and results of operations. Additional information regarding forward-looking statements is included in the beginning of Part I in this annual report on Form 10-K.

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
•Our insurance policies may not adequately cover all of our potential losses, or we may incur costs due to the financial condition of our insurance carriers.
•We may change business policies without stockholder approval.
•Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business.
•If we failed to qualify as a REIT, we would be taxed at corporate rates and would not be able to take certain deductions when computing our taxable income.
•We may not be able to raise sufficient capital to fund our operations due to adverse changes in our credit ratings, our inability to refinance our existing debt or issue new debt, or our inability to sell existing properties timely.
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
•We are dependent on the health of the life science, agtech, and technology industries, and changes within these industries, increased competition, or the inability of our tenants and non-real estate equity investments within these industries to obtain funding for research, development, and other operations may adversely impact their ability to make rental payments to us or adversely impact their value.
•Market disruption and volatility, poor economic conditions in the capital markets and global economy, including in connection with the COVID-19 pandemic, and high unemployment levels could adversely affect the value of the companies in which we hold equity investments or the ability of tenants and the companies in which we invest to raise additional capital or access capital from venture capital investors or financial institutions on favorable terms or at all.

Risks related to government and global factors
•Actions, policy, or key leadership changes in government agencies, or changes to laws or regulations, including those related to tax, accounting, debt, derivatives, government spending, or funding (including those related to the FDA, the National Institutes of Health (the “NIH”), the SEC, and other agencies), and drug and healthcare pricing, costs, and programs could have a significant negative impact on the overall economy, our tenants and companies in which we invest, and our business.
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

Risks related to general and other factors
•Social, political, and economic instability, unrest, significant changes, and other circumstances beyond our control, including circumstances related to changes in the U.S. political landscape, could adversely affect our business operations.
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
•We are subject to risks from potential fluctuations in exchange rates between the U.S. dollar and certain foreign currencies and downgrades of domestic and foreign government sovereign credit ratings.

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
•Tenants that have pre-leased our development or redevelopment projects may file for bankruptcy or become insolvent, or otherwise elect to terminate their lease prior to delivery, which may adversely affect the income produced by, and the value of, our properties or require us to change the scope of the project, which may potentially result in higher construction costs, significant project delays, or lower financial returns;
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

We rely on a number of third-party suppliers and contractors to supply raw materials and skilled labor for our construction projects. We believe we have favorable relationships with our suppliers and contractors. We have not encountered significant difficulty collaborating with our suppliers and contractors and obtaining materials and skilled labor, nor experienced significant delays or increases in overall project costs due to disputes, work stoppages, or contractors’ misconduct or failure to perform. While we do not rely on any single supplier or vendor for the majority of our materials and skilled labor, we may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might become impacted by economic or political changes, or difficulties obtaining adequate skilled labor from third-party contractors in a tightening labor market. It is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control, including, but not limited to, effects of COVID-19. We may be forced to purchase supplies and materials in larger quantities or in advance of when we would typically purchase them. This may cause us to require use of capital sooner than anticipated. Alternatively, we may also be forced to seek new third-party suppliers or contractors, whom we have not worked with in the past, and it is uncertain whether these new suppliers will be able to adequately meet our materials or labor needs. Our dependence on unfamiliar supply chains or relatively small supply partners may adversely affect the cost and timely completion of our construction projects. In addition, we may be unable to compete with entities that may have more favorable relationships with their suppliers and contractors or greater access to the required construction materials and skilled labor.

During 2021, industry prices for certain construction materials, including steel, copper, lumber, plywood, electrical materials, and HVAC materials, experienced significant increases as a result of low inventories; surging demand fueled by the U.S. economy rebounding from the effects of COVID-19; tariffs imposed on imports of foreign steel, including on products from key competitors in the European Union (“EU”) and China; and significant changes in the U.S. steel production landscape stemming from the consolidation of certain steel-producing companies. Price surges on construction materials may result in corresponding increases in our overall construction costs as our projects undergo construction. Certain increases in the costs of construction materials, however, can often be managed in our development and redevelopment projects through either (i) general budget contingencies built into our overall construction costs estimates for each of our projects or (ii) inflation risk borne by our construction general contractors in the form of Guaranteed Maximum Price construction contracts, which stipulate a maximum price for certain construction costs in many of our projects.

In addition, as of October 2021, the U.S. was widely reported to be experiencing serious supply chain disruptions as a result of substantial backlogs of container ships seeking to unload cargo at major ports on both the west and east coasts, with delays caused or exacerbated by port and trucking labor shortages, railway logistics issues, and a shortage of warehouse space in close proximity to the affected ports. Widespread shortages of supplies and consumer goods resulting from these supply chain disruptions are expected to continue into 2022. While we have not been significantly impacted by these backlogs to date, if not resolved, these backlogs and related logistics issues could result in material delays and increased costs for our construction activities and the U.S. economy generally.

The Biden administration and the EU have started discussions to revisit restrictions on steel imports from the EU. However, it is not known whether these discussions will lead to the elimination or easing of tariffs, especially in light of the U.S. steel companies’ demands to keep the tariffs in effect.

Separately, new energy-related initiatives entered into in collaboration with partner countries through global climate agreements may impose stricter requirements for building materials, such as lumber, steel, and concrete, which could significantly increase our construction costs if the manufacturers and suppliers of our materials are burdened with expensive cap-and-trade or similar energy-related regulations or requirements, and the costs of which are passed onto customers like us. As a result of the factors discussed above, we may be unable to complete our development or redevelopment projects timely and/or within our budget, which may affect our ability to lease space to potential tenants and adversely affect our business, financial condition, and results of operations.

If we fail to identify and develop relationships with a sufficient number of qualified suppliers and contractors, the quality and status of our construction projects may be adversely affected.

We believe we have favorable relationships with our existing suppliers and contractors, and we generally have not encountered difficulty collaborating with and obtaining materials and skilled labor, nor experienced significant delays or increases in overall project costs due to disputes, work stoppages, or contractors’ misconduct or failure to perform. However, it is possible we may experience these events in the future, or our existing suppliers and contractors may encounter supply chain disruptions from time to time that hinder their ability to supply necessary materials and labor to us. As a result, we may be forced to seek new resources for our construction needs. We may become reliant on unfamiliar supply chains or relatively small supply partners, which may cause uncertainty in the quality, cost, and timely completion of our construction projects.

Our ability to continue to identify and develop relationships with a sufficient network of qualified suppliers who can adequately meet our construction timing and quality standards can be a significant challenge, particularly if global supply chain disruptions continue to persist into 2022. If we fail to identify and develop relationships with a sufficient number of suppliers and contractors who can appropriately address our construction needs, we may experience disruptions in our suppliers’ logistics or supply chain networks or information technology systems, and other factors beyond our or our suppliers’ control. If we are unable to access materials and labor to complete our construction projects within our expected budgets and meet our tenants’ demands and expectations in a timely and efficient manner, our results of operations, cash flows, and reputation may be adversely impacted.

Our tenants may face increased risks and costs associated with volatility in commodity and labor prices or the prices or availability of specialized materials or equipment, or as a result of supply chain or procurement disruptions of such items, which may adversely affect their businesses or financial condition.

Our tenants are generally subject to the same generalized risks of commodity and labor price increases and supply chain or procurement as we and many other companies are. A number of our tenants, however, are also involved in highly specialized research or manufacturing activities that may require unique or custom chemical or biologic materials or sophisticated specialty equipment that is not widely available and therefore may be particularly susceptible to supply chain disruption. In addition, these tenants may have complex supply chains due to their specialized activities that are subject to stringent government regulations, which may further hinder their access to necessary materials and equipment. While we are not aware of such issues materially affecting our tenants to date, it is possible that these issues may affect our tenants in the future, and continued supply chain and procurement disruptions could potentially impact such tenants adversely.

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
•We may not be able to acquire or sell properties when desired or needed, due to the illiquid nature of real estate assets;
•We may underestimate the cost of improvements required to maintain or improve space to meet standards established for the market position intended for that property; and
•We may not be able to complete the improvements required to maintain or improve space, due to unanticipated delays, significant cost increases by our vendors, or cancellation of construction resulting from shortages in the supply of necessary construction materials.

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

We have consolidated and unconsolidated real estate joint ventures in which we share ownership and decision-making power with one or more parties. Our joint venture partners must agree in order for the applicable joint venture to take specific major actions, including budget approvals, acquisitions, sales of assets, debt financing, execution of lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between our partners and us may result in delayed decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.

We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs through to our tenants.

Our properties are subject to increases in operating expenses, including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. As of December 31, 2021, approximately 91% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate and other rent-related taxes, insurance, utilities, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

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

Our operating expenses, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. As of December 31, 2021, 91% of our existing leases (on an RSF basis) were triple net leases, which allow us to recover operating expenses, and 94% of our existing leases (on an RSF basis) also provided for the recapture of capital expenditures. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease. During inflationary periods, we expect to recover increases in operating expenses from our triple net leases and our gross leases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level.

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

Also, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which consist of borrowings under our unsecured senior line of credit and commercial paper program. As of December 31, 2021, our commitments under our unsecured senior line of credit and commercial paper program aggregated $3.0 billion, of which no borrowings were outstanding under our unsecured senior line of credit and only $270.0 million was outstanding under our commercial paper program, and our unhedged variable-rate debt as a percentage of our total debt was 3%. Therefore, we do not expect that the effect of inflation on our interest expense would have a material adverse impact on our financing costs in the short term, but it could increase our financing costs over time as we refinance our existing long-term borrowings, or incur additional interest related to the issuance of incremental debt.

As of December 31, 2021, approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other index. We have long-term lease agreements with our tenants, of which 8%-11% (based on occupied RSF) expire each year. We believe these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative expenses and interest expense. However, it is possible that during higher inflationary periods, the impact of inflation will not be adequately offset by the resetting of rents from our renewal and re-leasing activities or our annual rent escalations. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect to our business, financial condition, results of operations, and cash flows.

Additionally, inflationary pricing may have a negative effect on the real estate acquisitions and construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. Higher acquisition and construction costs could adversely impact our net investments in real estate and expected yields on our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. As a result, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.

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

Our revenues are derived primarily from rental payments and reimbursement of operating expenses under our leases. If our tenants experience a downturn in their business or other types of financial distress, they may be unable to make timely payments under their leases. In addition, because of the impact to the business environment due to civil unrest, high cost of living, taxes, and other increased region-specific costs of doing business in certain of our markets and submarkets, such as those located in the states of California and Washington, tenants may choose not to renew or re-lease space. Also, if our tenants terminate early or decide not to renew their leases, we may not be able to re-lease the space. Even if tenants decide to renew or lease space, the terms of renewals or new leases, including the cost of any tenant improvements, concessions, and lease commissions, may be less favorable to us than current lease terms. Consequently, we could generate less cash flows from the affected properties than expected, which could negatively impact our business. We may have to divert cash flows generated by other properties to meet our debt service payments, if any, or to pay other expenses related to owning the affected properties.

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

Many of our tenants engage in research and development activities that involve controlled use of hazardous materials, chemicals, and biologic and radioactive compounds. In the event of contamination or injury from the use of these hazardous materials, we could be held liable for damages that result. This liability could exceed our resources and any recovery available through any applicable insurance coverage, which could adversely affect our ability to make distributions to our stockholders.

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

Investments in real estate are relatively illiquid compared to other investments. Accordingly, we may not be able to sell our properties when we desire or at prices acceptable to us in response to changes in economic or other conditions. In addition, certain of our properties have low tax bases relative to their estimated current market values. As such, the sale of these assets would generate significant taxable gains unless we sold such properties in a tax-deferred exchange under Section 1031 of the Internal Revenue Code (“Section 1031 Exchange”) or in a similar tax-free or tax-deferred transaction or applied an offsetting tax deduction. For an exchange to qualify for tax-deferred treatment under Section 1031, net proceeds from the sale of a property must be held by a third party escrow agent until applied toward the purchase of a qualifying real estate asset. It is possible we may encounter delays in reinvesting such proceeds, or we may be unable to reinvest such proceeds at all, due to a inability to procure qualifying real estate. Any delay or limitation in using the reinvestment proceeds to acquire additional real estate assets may cause the reinvestment proceeds to become taxable to us. Furthermore, if current laws applicable to such tax-deferred transactions are later amended or repealed, we may no longer be able to sell properties on a tax-deferred basis, which may adversely affect our results of operations and cash flows.

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

Our unsecured senior line of credit and secured construction loans bear interest at variable rates, and we may incur additional variable-rate debt in the future. Amounts issued under our commercial paper program typically mature in less than 30 days and no later than 397 days from the date of issuance and require repayment or refinancing upon maturity. Increases in market interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing indebtedness or obtaining new debt. Additionally, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Accordingly, these increases could adversely affect our financial condition and our ability to make distributions to our stockholders.

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

Complying with these restrictions may prevent us from engaging in certain profitable activities and/or constrain our ability to effectively allocate capital. Failure to comply with these restrictions may result in our defaulting on these and other loans, which would likely have a negative impact on our operations, financial condition, and ability to make distributions to our stockholders.

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
•If we default on our secured debt obligations, the lenders or mortgagees may foreclose on our properties that secure those loans;
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
•We may be subject to a significant increase in the variable interest rates on our unsecured senior line of credit, secured construction loans, or commercial paper program, which could adversely impact our cash flows and operations; and
•The terms of our debt obligations may require a reduction in our distributions to stockholders.

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
•Competition from other properties;
•Changes in the life science, agtech, and technology industries;
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
•Increases in operating costs; and
•Increases in costs to address environmental impacts related to climate change or natural disasters.

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

Our actual financial results may differ materially from expectations. This may be a result of various factors, including, but not limited to, the following:

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
•Our ability to procure third-party suppliers or providers of necessary construction materials for our developments and redevelopments of properties;
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
•The publication of research reports and articles about us, our tenants, the real estate industry, or the life science, agtech, and technology industries;
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

We have six operating properties in Canada and one operating property in China. Acquisition, development, redevelopment, ownership, and operating activities outside the U.S. involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:

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

Furthermore, we may in the future enter into agreements with foreign entities that are governed by the laws of, and are subject to dispute resolution rules of, another country or region. In some cases, such a country or region might not have a forum that provides us an effective or efficient means for resolving disputes that may arise under these agreements.

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

We have obtained earthquake insurance for our properties that are located in the vicinity of active earthquake zones in an amount and with deductibles we believe are commercially reasonable. However, a significant portion of our real estate portfolio is located in seismically active regions, including the San Francisco Bay Area, San Diego, and Seattle, and a damaging earthquake in any of these regions could significantly impact multiple properties. As a result, the amount of our earthquake insurance coverage may be insufficient to cover our losses, and aggregate deductible amounts may be material, which could adversely affect our business, financial condition, results of operations, and cash flows. We also carry environmental insurance and title insurance policies for our properties. We generally obtain title insurance policies when we acquire a property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.

Our tenants are also required to maintain comprehensive insurance policies, including liability and casualty insurance that is customarily obtained for similar properties. There are, however, certain types of losses that we and our tenants do not generally insure against because they are uninsurable or because it is not economical to insure against them. The availability of coverage against certain types of losses, such as from terrorism or toxic mold, has become more limited and, when available, carries a significantly higher cost. We cannot predict whether insurance coverage against terrorism or toxic mold will remain available for our properties because insurance companies may no longer offer coverage against such losses, or such coverage, if offered, may become prohibitively expensive. We have not had material losses from terrorism or toxic mold at any of our properties.

The loss of services of any of our senior officers could adversely affect us.

We depend upon the services and contributions of relatively few senior officers. The loss of services or contributions of any one of them may adversely affect our business, financial condition, and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of office/laboratory and tech office properties and with major tenants and venture investment portfolio companies in the life science, agtech, and technology industries. We cannot assure our stockholders that our senior officers will remain employed with us. In California and certain other regions where we have operations, there is intense competition for individuals with skill sets needed for our business. Moreover, the high cost of living in California, where our headquarters and many of our properties are located, as a result of high state and local taxes and increased home prices, may impair our ability to attract and retain employees locally in the future. Due to the long-term nature of our investments and properties, we are unable to predict and may be unable to effectively control such costs. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer, and we may be unable to implement our current initiatives or grow effectively.

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

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and financial results, as well as the determination of various factual matters and circumstances not entirely within our control. There are only limited judicial or administrative interpretations of these provisions. Although we believe that our current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to qualify as a REIT, we cannot assure our stockholders that we are or will remain so qualified.

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

Pacific Gas and Electric Company (“PG&E”) is the primary public utility company providing electrical and gas service to residential and commercial customers in northern California, including the San Francisco Bay Area. Most of our properties located in our San Francisco Bay Area market depend on PG&E for the delivery of these essential services. PG&E initiated voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in January 2019 in response to potential liabilities arising from a series of catastrophic wildfires that occurred in Northern California in 2017 and 2018. While PG&E emerged from bankruptcy in July 2020, there is no guarantee that PG&E will be able to sustain safe operations and continue to provide consistent utilities services. During periods of high winds and high fire danger in recent fire seasons, PG&E preemptively shut off power to areas of Central and Northern California. The shutoffs were designed to help guard against fires ignited in areas with high winds and dry conditions. PG&E has warned that it may have to employ shutoffs while the utility company addresses maintenance issues. Future shutoffs of power may impact the reliability of access to a stable power supply at our properties and, in turn, adversely impact our tenants’ businesses. In addition, there is no guarantee that PG&E’s safety measures mandated by regulators will be timely and sufficient to prevent future catastrophic wildfires.

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

Our properties are primarily located in the following markets:

•Greater Boston;
•San Francisco Bay Area;
•New York City;
•San Diego;
•Seattle;
•Maryland; and
•Research Triangle.

As a result of our geographic concentration, we depend upon the local economic and real estate conditions in these markets. We are therefore subject to increased exposure (positive or negative) to economic, tax, and other competitive factors specific to markets in confined geographic areas. Our operations may also be affected if too many competing properties are built in any of these markets. An economic downturn in any of these markets could adversely affect our operations and our ability to make distributions to our stockholders. We cannot assure our stockholders that these markets will continue to grow or remain favorable to the life science, agtech, and technology industries.

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

Because many of our infrastructure improvements are specialized and costlier than those for other property types, we may be more significantly impacted by any unanticipated delays or increased costs due to price volatility or supply shortages of construction materials or labor. As a result, we may be unable to complete our improvements as scheduled or within budgeted amounts, which may adversely affect our ability to lease available space to potential tenants or to reduce our projected project returns.

We are dependent on the life science, agtech, and technology industries, and changes within these industries may adversely impact our revenues from lease payments, the value of our non-real estate investments, and our results of operations.

In general, our business strategy is to invest primarily in properties used by tenants in the life science, agtech, and technology industries. Through our venture investment portfolio, we also hold investments in companies that, similar to our tenant base, are concentrated in the life science, agtech, and technology industries. Our business could be adversely affected if the life science, agtech, and technology industries are impacted by an economic, financial, or banking crisis, or if the life science, agtech, and technology industries migrate from the U.S. to other countries. Because of our industry focus, events within these industries may have a more pronounced effect on our results of operations and ability to make distributions to our stockholders than if we had more diversified tenants and investments. Also, some of our properties may be better suited for a particular life science, agtech, or technology industry tenant and could require significant modification before we are able to re-lease space to another tenant. Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for office/laboratory and tech office space at the time the leases are negotiated and the increases are proposed.

It is common for businesses in the life science, agtech, and technology industries to undergo mergers or consolidations. Mergers or consolidations of life science, agtech, and technology entities in the future could reduce the RSF requirements of our tenants and prospective tenants, which may adversely impact the demand for office/laboratory and tech office space and our future revenue from lease payments and our results of operations.

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

Our tenant base includes entities in the pharmaceutical, biotechnology, medical device, life science, technology, agtech, and related industries; academic institutions; government institutions; and private foundations. Our tenants base their research and development budgets on several factors, including the need to develop new products, the availability of government and other funding, competition, and the general availability of resources. Our investments through our venture investment portfolio are also in companies that, similar to our tenant base, are concentrated in the life science, agtech, and technology industries.

Research and development budgets fluctuate due to changes in available resources, research priorities, general economic conditions, institutional and government budgetary limitations, and mergers and consolidations of entities. Our business could be adversely impacted by a significant decrease in research and development expenditures by our tenants, our venture investment portfolio companies, or the life science, agtech, and technology industries.

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
•Reliance on a limited number of cloud provider vendors may result in detrimental impacts on or halts of operations during instances of network outages or interruptions.
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

Through our strategic venture investment portfolio, we hold investments in companies that, similar to our tenant base, are concentrated in the life science, agtech, and technology industries. The venture investment portfolio companies in which we invest are accordingly subject to risks similar to those posed by our tenant base, including those disclosed in this annual report on Form 10-K. In addition, the companies in which we invest through our venture investment portfolio are subject to the risks inherent in venture capital investing and may be adversely affected by external factors beyond our control and other risks, including, but not limited to the following:

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
•Changes in U.S. federal government organizations or other agencies, including changes in policy, regulations, budgeting, retention of key leadership and other personnel, administration of drug approvals or restrictions on drug product or service development or commercialization, or a partial or complete future government shutdown resulting in temporary closures of agencies such as the FDA and SEC, could adversely affect the companies in which we invest, including delays in the commercialization of such companies’ products, decreased funding of research and development in the life science, agtech, and technology industries, or delays surrounding approval of budget proposals for any of these industries;
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

We hold equity investments in certain publicly traded companies, limited partnerships, and privately held entities primarily involved in the life science, agtech, and technology industries through our venture investment portfolio. The valuation of these investments is affected by many external factors beyond our control, including, but not limited to, market prices, market conditions, the effect of healthcare reform legislation, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, and new collaborative agreements. In addition, partial or complete future government shutdowns that may result in temporary closures of agencies such as the FDA and SEC may adversely affect the processing of initial public offerings, business operations, financial results, and funding for projects of the companies in which we hold equity investments. Unfavorable developments with respect to any of these factors may have an adverse impact on the valuation of our equity investments.

Market and other external factors may negatively impact the liquidity of our equity investments.

We make and hold investments in privately held life science, agtech, and technology companies through our venture investment portfolio. These investments may be illiquid, which could impede our ability to realize the value at which these investments are carried if we are required to dispose of them. The lack of liquidity of these investments may make it difficult for us to sell these investments on a timely basis and may impair the value of these investments. If we are required to liquidate all or a portion of these investments quickly, we may realize significantly less than the amounts at which we had previously valued these investments.

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

During 2017–2018, the U.S. Federal Reserve gradually increased the target range for the federal funds rate. As of December 31, 2018, the federal funds rate was set at a range from 2.25% to 2.50%. From August 2019 through March 2020, the U.S. Federal Reserve initiated a series of rate cuts. As of December 31, 2020, the federal funds rate was set at a range from 0% to 0.25%. In December 2021, the U.S. Federal Reserve maintained its target range but indicated it would taper its bond purchases in early 2022. It is also expected that due to inflation reaching a nearly 40-year high in 2021, the U.S. Federal Reserve is likely to increase interest rates in 2022. Should the U.S. Federal Reserve raise the rate in the future, this will likely result in an increase in market interest rates, which may increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

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

The FDA and comparable agencies in other jurisdictions directly regulate many critical activities of life science, technology, and healthcare industries, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, and product risk management. In both domestic and foreign markets, sales of products depend in part on the availability and amount of reimbursement by third-party payers, including governments and private health plans. Governments may regulate coverage, reimbursement, and pricing of products to control cost or affect utilization of products. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Substantial uncertainty exists regarding the reimbursement by third-party payers of newly approved healthcare products. The U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been judicial and Congressional challenges to the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), which could have an impact on coverage and reimbursement for healthcare terms and services covered by plans authorized by the ACA. During 2017 several attempts were made to amend the ACA; however, no amendment proposal gained the 50-vote support from the U.S. Senate needed to pass a repeal bill. As a result, in October 2017, then President Trump issued an executive order, “Promoting Healthcare Choice and Competition Across the United States.” It is expected that the Biden administration will repeal the Executive Order, but it is unknown what other changes the new administration will implement through the U.S. Congress or future executive orders and how these would impact our tenants. Government and other regulatory oversight and future regulatory and government interference with the healthcare systems may adversely impact our tenants’ businesses and our business.

U.S. government tenants may not receive anticipated appropriations, which could hinder their ability to pay us.

U.S. government tenants are subject to government funding. If one or more of our U.S. government tenants fail to receive anticipated appropriations, we may not be able to collect rental amounts due to us. A significant reduction in federal government spending, particularly a sudden decrease due to the recent tax reform or to a sequestration process, which has occurred in recent years, could also adversely affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. In addition, recent budgetary pressures have resulted in, and may continue to result in, reduced allocations to government agencies that fund research and development activities, such as the NIH. For example, the NIH budget has been, and may continue to be, significantly impacted by the sequestration provisions of the Budget Control Act of 2011, which became effective on March 1, 2013. Past proposals to reduce budget deficits have included reduced NIH and other research and development budgets. Any shift away from the funding of research and development or delays surrounding the approval of government budget proposals may cause our tenants to default on rental payments or delay or forgo leasing our rental space, which could adversely affect our business, financial condition, or results of operations. Additionally, the inability of the U.S. Congress to enact a budget for a future fiscal year or the occurrence of partial or complete U.S. federal government shutdowns could adversely impact demand for our services by limiting federal funding available to our tenants and their customers. In addition, defaults under leases with U.S. government tenants are governed by federal statute and not by state eviction or rent deficiency laws. As of December 31, 2021, leases with U.S. government tenants at our properties accounted for approximately 1.2% of our aggregate annual rental revenue in effect as of December 31, 2021.

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

In October 2020, then President Trump signed a stopgap spending bill in order to extend government funding until December 11, 2020. This bill provided necessary funding to government agencies until more fulsome appropriations were approved to provide funding for the remainder of the 2021 fiscal year. In December 2020, the U.S. Congress passed additional stopgap bills before finally enacting a budget for the 2021 fiscal year on December 27, 2020. In December 2021, President Biden signed a continuing resolution to extend government funding through February 18, 2022. It is unclear whether the U.S. federal government will fail to enact a budget in future fiscal years, and if so, it is possible another partial government shutdown similar to the one that took place from December 22, 2018 to January 25, 2019 may occur. If this occurs, the FDA and certain other science agencies may temporarily shut down select non-essential operations. Also, as was the case in the last government shutdown, the FDA may maintain only operations deemed to be essential public health-related functions and halt the acceptance of new medical product applications and routine regulatory and compliance work for medical products and certain drugs and foods during any shutdown.

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

The Centers for Medicare & Medicaid Services is the federal agency within the U.S. Department of Health and Human Services that administers the Medicare program and works in partnership with state governments to administer Medicaid. The Medicare Modernization Act of 2003 that went into effect on January 1, 2006 (which also made changes to the public Part C Medicare health plan program), explicitly prohibits government entities from directly negotiating drug prices with manufacturers. Recently, there has been significant public outcry against price increases viewed to be unfair and unwarranted.

Currently, the outcome of potential reforms and changes to government negotiation/regulation to drug pricing is unknown. Changes in policy that limit prices may reduce the financial incentives for the research and development efforts that lead to discovery and production of new therapies and solutions to life-threatening conditions. Negative impacts of new policies could adversely affect our tenants’ and venture investment portfolio companies’ businesses, including life science, agtech, and technology companies, which may reduce the demand for office/laboratory space and negatively impact our operating results and our business.

The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) may subject us to substantial additional federal regulation and may adversely affect our business, results of operations, cash flows, or financial condition.

There are significant corporate governance- and executive compensation-related provisions in the Dodd-Frank Act that required the SEC to adopt additional rules and regulations in these areas. For example, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. In addition, provisions of the Dodd-Frank Act that directly affect other participants in the real estate and capital markets, such as banks, investment funds, and interest rate hedge providers, could have indirect, but material, impacts on our business. In 2018, several changes were made to the Dodd-Frank Act, including the repeal of certain provisions that eased restrictions on small and medium-sized banks of the Dodd-Frank Act. It is expected that the Biden administration will reverse a number of the Trump administration’s policies, includes those that relate to deregulation, and will increase the number of financial regulators as current vacancies in the bureaucracy are prioritized and filled under the new administration.

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

On September 28, 2012, British regulators published a report on the review of LIBOR. The report concluded that LIBOR should be retained as a benchmark but recommended a comprehensive reform of LIBOR, including replacing the BBA with a new independent administrator of LIBOR. Based on this report, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (“FCA”) were published and came into effect on April 2, 2013 (the “FCA Rules”), and ICE Benchmark Administration Limited (“IBA”) was appointed as the independent LIBOR administrator. On July 27, 2017, the FCA announced that it would phase out LIBOR as a benchmark by the end of 2021. On November 30, 2020, IBA extended the LIBOR transition deadline to June 30, 2023, rather than December 31, 2021, for the overnight and one-, three-, six-, and twelve-month USD LIBOR. These decisions are subject to consultation, and announcements of the official cessation of any LIBOR settings will be made separately.

In June 2017, the Alternative Reference Rates Committee (“ARRC”) — a working group composed of large U.S. financial institutions established by the U.S. Federal Reserve — selected the Secured Overnight Financing Rate (“SOFR”), an index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for U.S. dollar LIBOR. SOFR is observed and backward looking, which stands in contrast to LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions.

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

Since 2012, we have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•We have proactively reduced outstanding LIBOR-based borrowings under our unsecured senior bank term loans and secured construction loans through repayments. From January 2017 to December 2021, we retired approximately $1.5 billion of such debt.
•We continue to prudently manage outstanding borrowings under our unsecured senior line of credit, our only LIBOR-based debt. As of December 31, 2021, we had no borrowings outstanding under our unsecured senior line of credit.
•Our unsecured senior line of credit contains fallback language generally consistent with the ARRC’s Amendment Approach, which provides a streamlined amendment approach for negotiating a benchmark replacement.
•We continue to monitor developments by the FCA, the ARRC, and other governing bodies involved in LIBOR transition.

We continue to be proactive in managing the risk of disruption associated with the cessation of LIBOR; however, it is not possible to predict the effect of the FCA Rules, any changes in the methods pursuant to which LIBOR is determined, the administration of LIBOR by IBA, and any other reforms to LIBOR that will be enacted in the United Kingdom and elsewhere. In addition, any changes announced by the FCA, the BBA, IBA, the ARRC, or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which LIBOR is determined, as well as manipulative practices or the cessation thereof, may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the level of the index. Fluctuation or discontinuation of LIBOR could affect our interest expense and earnings and the fair value of certain of our financial instruments. From time to time, we utilize interest rate hedge agreements to mitigate our exposure to such interest rate risk on a portion of our debt obligations. However, there is no assurance these arrangements will be effective in reducing our exposure to changes in interest rates.

At or prior to the cessation of LIBOR on June 30, 2023, we may need to amend our credit facility with our lender to be based on the alternative rate that is established, if any, as a factor in determining the interest rate. The transition to an alternative rate will require careful and deliberate consideration and implementation so as to not disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and stock price. If we are unable to transition our contract to an alternative variable rate prior to the discontinuation of LIBOR, we may be unable to utilize our credit facility.

The transition to SOFR may present challenges, including, but not limited to, the illiquidity of SOFR derivatives markets, which could make it difficult for financial institutions to offer SOFR-based debt products, the determination of the spread adjustment required to convert LIBOR to SOFR (and the related determination of a term structure with different maturities), the greater volatility of SOFR compared to that of LIBOR, and that such transition may require substantial negotiations with counterparties. Although daily pricing resets for SOFR have been noted to be more volatile than that of LIBOR, especially at month end, there is no sufficient evidence to establish how SOFR volatility compares to that of LIBOR. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of LIBOR and potential alternatives at this time remains uncertain.

The outbreak of the coronavirus disease, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause disruption to our financial condition and results of operations. Further, the spread of COVID-19 has caused severe disruptions in the U.S. and global economies, may further disrupt financial markets, and could create widespread business continuity issues.

In recent years, the outbreaks of a number of diseases, including avian influenza, H1N1, and various other “superbugs,” have increased the risk of a pandemic. Since December 2019, COVID-19 has spread globally, including in the U.S., where COVID-19 has been reported in every state, including those where we own and operate our properties, have executive offices, and conduct principal operations. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the U.S. subsequently declared a national emergency.

The COVID-19 pandemic has had, and continues to have, a significant adverse impact across regional and global economies and financial markets. Countries around the world continue to institute quarantines and restrictions on travel. Almost every state implemented some form of shelter-in-place or stay-at-home directive during 2020, including, among others, the cities of Boston, San Francisco (including five other San Francisco Bay Area counties), and Seattle, and the states of California, Maryland, Massachusetts, and New York, where we own properties. The lockdown restrictions implemented included quarantines, restrictions on travel, shelter-in-place orders, school closures, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that could continue. The subsequent gradual reopening of retail, manufacturing, and office facilities came with required or recommended safety protocols.

The global impact of the outbreak has rapidly evolved. In recent months, new COVID-19 variants were discovered in India and South Africa, among other countries, which have spread globally, including to the U.S. While these strains do not appear to cause more severe symptoms in individuals, they have spread faster and more easily. As a result, local governments and businesses reinstated safety protocols. There is no assurance that these new variants will be contained or the recommended safety protocols will continue to be effective in the long term.

Although critical research and development efforts are continuing in our office/laboratory properties, in certain cases such research and development efforts involve fewer workers, and non-critical workers in these buildings and many office buildings are working remotely. When appropriate, certain spaces have been and may continue to be subject to limited operations for safety and proper disinfection measures. Our properties and tenant base include a small number of restaurants, conference centers, fitness centers, and retail spaces, which account for approximately 1.0% of our annual rental revenues as of December 31, 2021. Retail tenants in particular have been severely impacted by residual effects from stay-at-home and lockdown restrictions and social distancing protocols that took place across all of the markets where our properties are located.
The effects of COVID-19 or another pandemic on our (or our tenants’) ability to successfully operate could be adversely impacted due to, among other factors:

•The continued service and availability of personnel, including our executive officers and other leaders who are part of our management team, and our ability to recruit, attract, and retain skilled personnel. To the extent our management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, our business and operating results may be negatively impacted;
•Our (or our tenants’) ability to operate, generally or in affected areas, or delays in the supply of products or services from our vendors that are necessary for us to operate effectively;
•Our tenants’ ability to pay rent on their leases in full and timely and, to the extent necessary, our inability to restructure our tenants’ long-term rent obligations on terms favorable to us or to timely recapture the space for re-leasing;
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
•The cost of implementing precautionary measures against COVID-19 (or another pandemic), including, but not limited to, potential additional health insurance and labor-related costs;
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
•Our level of insurance coverage and recovery we receive under any insurance we maintain, which may be delayed by, or insufficient to fully offset potential/actual losses caused by, COVID-19 (or another pandemic);
•Any increase in insurance premiums and imposition of large deductibles;
•Our level of dependence on the Internet, as it relates to employees’ working remotely, and increases in malware campaigns and phishing attacks preying on the uncertainties surrounding COVID-19 (or another pandemic), which may increase our vulnerability to cyber attacks;
•Our ability to ensure business continuity in the event our continuity of operations plan is not effective or is improperly implemented or deployed during a disruption; and
•Our ability to operate, which may cause our business and operating results to decline or may impact our ability to comply with regulatory obligations and may lead to reputational harm and regulatory issues or fines.

The rapid spread, development, and fluidity of COVID-19 has resulted in, and may continue to result in, significant disruption of the global financial market and labor markets, and it is difficult to ascertain the ultimate impact resulting from the pandemic. Although the FDA has approved certain therapies and three vaccines for use with wide distribution and availability across the country, a significant percentage of the U.S. population remains unvaccinated due to vaccine hesitancy. Overall efficacy of the vaccines also remains uncertain as new strains of COVID-19 continue to be discovered. As a result, the pandemic and public and private responses to the pandemic may lead to a deterioration of economic conditions, an economic downturn, and/or a recession, at a global scale, which could materially affect our (or our tenants’) performance, financial condition, results of operations, and cash flows.

The outbreak of the coronavirus disease, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause disruption to our tenants’ financial condition and results of operations, which may adversely impact our ability to generate income sufficient to meet operating expenses or generate income and capital appreciation.

Our tenants, many of which conduct business in the life science, agtech, or technology industries, may incur significant costs or losses responding to the outbreak of a contagious disease (such as COVID-19), lose business due to interruption in their operations, or incur other liabilities related to shelter-in-place orders, quarantines, infection, or other related factors. Tenants that experience deteriorating financial conditions as a result of the outbreak of such a contagious disease may be unwilling or unable to pay rent in full or timely due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reasons. Our tenants’ defaults and delayed or partial rental payments could adversely impact our rental revenues and operating results.

The negative effects of an outbreak of a contagious disease on our tenants in the life science industry may include, but are not limited to:

•Delays or difficulties in enrolling patients or maintaining scheduled study visits in clinical trials;
•Delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and staff;
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
•Reduction in revenue projections for our tenants’ products due to the prioritization of the treatment of affected patients over other treatments, such as specialty and elective procedures and non-COVID-related diagnostics;
•Delays in necessary interactions with ethics committees, regulators, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•Delays in receiving approval from regulatory authorities to initiate planned clinical trials or research activities;
•Delays in commercialization of our tenants’ products and approval by governmental authorities (such as the FDA and the federal and state Emergency Management Agencies) of our tenants’ products caused by disruptions, funding shortages, or health concerns, as well as by the prioritization by the FDA of the review and approvals of diagnostics, therapeutics, and vaccines that are related to an outbreak;
•Difficulty in retaining staff or rehiring staff in connection with layoffs caused by deteriorating global market conditions;
•Changes in local regulations as part of a response to an outbreak that may require our tenants to change the ways in which their clinical trials are conducted, which may result in unexpected costs or the discontinuation of the clinical trials altogether;
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
•Disruptions to our tenants’ supply chain, manufacturing vendors, or logistics providers of products or services;
•Limitations on business and marketing activities due to travel restrictions, virtualization, or cancellation of related events;
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

The potential impact of a pandemic or outbreak of a contagious disease with respect to our tenants or our properties is difficult to predict and could have a material adverse impact on our tenants’ operations and, in turn, on our revenues, business, and results of operations, as well as the value of our stock. The recent COVID-19 pandemic, or other pandemics, may directly or indirectly cause the realization of any of the other risk factors included in this annual report on Form 10-K.

Other factors

We may incur significant costs if we fail to comply with laws or if laws change.

Our properties are subject to many federal, state, and local regulatory requirements and to state and local fire, life-safety, environmental, and other requirements. If we do not comply with all of these requirements, we may have to pay fines to government authorities or damage awards to private litigants. We do not know whether these requirements will change or whether new requirements will be imposed. Changes in these regulatory requirements could require us to make significant unanticipated expenditures. These expenditures could have an adverse effect on us and our ability to make distributions to our stockholders.

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

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. For example, most of our properties are located along the east and west coasts of the U.S. To the extent that climate change impacts changes in weather patterns, our markets could experience severe weather, including hurricanes, severe winter storms, and coastal flooding due to increases in storm intensity and rising sea levels. Certain of our properties are also located along shorelines and may be vulnerable to coastal hazards, such as sea level rise, severe weather patterns and storm surges, land erosion, and groundwater intrusion. Over time, these conditions could result in declining demand for space at our properties, delays in construction, resulting in increased construction costs, or in our inability to operate the buildings at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the costs of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties.

On November 13, 2021, nearly 200 countries attended the United Nation annual climate summit, COP26, and adopted the Glasgow Climate Pact, with terms including strengthened efforts to address climate change by building resiliency, reducing greenhouse gas emissions, providing additional funding from developed to developing countries, and limiting global temperature increase to 1.5 Celsius above pre-industrial levels. The Pact for the first time includes language that calls upon countries to reduce their reliance on coal power and roll back inefficient fossil fuel subsidies. A number of other notable agreements were made during the COP26 summit, including, among others, an agreement between the U.S. and EU to spearhead an initiative to reduce methane emissions by 30% by 2030. It is unknown how or if the Pact’s measures will be carried out effectively or whether these measures will be sufficient to mitigate the effects of climate change over time.

According to the latest data provided by the U.S. Environmental Protection Agency, the U.S. is responsible for approximately 15% of the global greenhouse gas emissions. To combat the cause of global warming domestically, President Biden identified climate change as one of his administration’s top priorities and pledged to seek measures that would pave the path for the U.S. to eliminate net greenhouse gas pollution by 2050. In April 2021, President Biden announced the administration’s plan to reduce the U.S. greenhouse gas emissions by at least 50% by 2030. These environmental goals earned a prominent place in the Biden administration’s $1.2 trillion infrastructure bill, which was signed into law on November 15, 2021. It is not yet known what impact this law may have on our properties, business operations, or our tenants.

Numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets, including, but not limited to, the following:

•In California, State Governor Gavin Newsom signed legislation in September 2021 aimed at achieving net-zero GHG emissions associated with cement used within the state no later than 2045. In November 2020, the San Francisco Board of Supervisors adopted an All-Electric New Construction Ordinance that will require all new buildings (residential and non-residential) with initial building permit applications made on or after June 1, 2021 to have all-electric indoor and outdoor space-conditioning, water heating, cooking, and clothes drying systems. In addition, in September 2020, Mr. Newsom signed an executive order requiring all new passenger cars and trucks sold in the state to be emission free by 2035. Also in September 2018, Senate Bill 100 was signed into law in California, accelerating the state’s renewable portfolio standard target dates and setting a policy of meeting 100% of retail electricity sales from eligible renewables and zero-carbon resources by December 31, 2045.

•In Massachusetts, Senate Bill 9 was signed into law in March 2021, updating the state’s climate policy to ensure net-zero GHG emissions by 2050 and establishing interim emission reduction targets for several sectors, including commercial and industrial buildings.

•In New York, the Climate Leadership and Community Protection Act was signed into law in July 2019, establishing a statewide framework to reduce net GHG emissions to no less than 85% below 1990 levels by 2050. Also, in May 2019, New York City enacted Local Law 97 as a part of the Climate Mobilization Act aimed at reducing GHG emissions by 80% from commercial and residential buildings by 2050. Starting in 2024, this law will place carbon caps on most buildings larger than 25,000 square feet. In addition, in December 2021, New York City passed Local Law 154 of 2021, which will phase out fossil fuel usage in newly constructed residential and commercial buildings starting in 2024 for lower-rise buildings, and in 2027 for taller buildings. With few exceptions, all buildings constructed in New York City must be fully electric by 2027.

•In Washington, the State Legislature has passed a number of bills since 2019 focused on phasing out fossil fuels, achieving carbon neutrality, reducing GHG emissions, supporting the sale of zero-emissions vehicles, and establishing clean fuel standards. In support of these efforts, in 2020, Washington updated its GHG emission goals to require a reduction of 45% below 1990 levels by 2030, of 70% below 1990 levels by 2040, and net-zero emissions by 2050.

•In North Carolina, State Governor Roy Cooper signed an executive order in January 2022 that updates the state’s GHG emission goals to require a reduction of 50% below 2005 levels by 2030, and achievement of net-zero emissions by 2050.

Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, which may result in adverse impacts to our net income.

We rely on a limited number of vendors to provide key services, including, but not limited to, utilities and construction services, at certain of our properties. Our business and property operations may be adversely affected if these vendors fail to adequately provide key services at our properties as a result of unanticipated events, including those resulting from climate change. If a vendor fails to adequately provide utilities, construction, or other important services, we may experience significant interruptions in service and disruptions to business operations at our properties, incur remediation costs, and become subject to claims and damage to our reputation. We own and operate approximately 40% of our properties in California, where climate change has been linked to the progressively warmer and drier weather associated with ideal conditions for highly destructive wildfires.

For example, most of our properties located in our San Francisco Bay Area market depend on PG&E for the delivery of electric and gas services. In January 2019, in response to potential liabilities arising from a series of catastrophic wildfires that occurred in Northern California in 2017 and 2018, PG&E initiated voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. While PG&E emerged from bankruptcy in July 2020, there is no guarantee that PG&E will be able to sustain safe operations and continue to provide consistent utilities services. During periods of high winds and high fire danger in recent fire seasons, PG&E has preemptively shut off power to areas of Central and Northern California. The shutoffs were designed to help guard against fires ignited in areas with high winds and dry conditions. PG&E has warned that it may have to employ shutoffs while the utility company addresses maintenance issues. Future shutoffs of power may impact the reliability of access to a stable power supply at our properties. There is no guarantee that in the future climate change and severe weather will not adversely affect PG&E or any of our other key vendors, which in turn could have a material adverse effect on our properties and our tenants’ operations, as well as on our financial condition, results of operations, and cash flows.

There can be no assurance that climate change and severe weather, or the potential impacts of these events on our vendors and suppliers, will not have a material adverse effect on our properties, operations, or business.

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

We may invest or spend the net proceeds from the offering of our unsecured senior notes payable due in April 2026 and May 2032 in ways investors may not agree with and in ways that may not earn a profit.

The net proceeds from the offering of our unsecured senior notes payable due in April 2026 and our unsecured senior notes payable due in May 2032 (collectively, the “Green Bonds”) will be used to fund, in whole or in part, Eligible Green Projects (as defined below), including the development and redevelopment of such projects. The net proceeds from these offerings were initially used to reduce the outstanding balance on our unsecured senior line of credit. We then allocated the funds to recently completed and future Eligible Green Projects.

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

Security incidents through cyber attacks, cyber intrusions, or other methods could disrupt our information technology networks and related systems; cause a loss of assets, loss of system availability, or loss of data; give rise to remediation or other expenses; expose us to liability under federal and state laws; and subject us to litigation and investigations, which could result in substantial reputational damage and materially and adversely affect our business, financial condition, results of operations, and cash flows, and the market price of our common stock.

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

A security incident may occur through physical break-ins, disruptions due to power outages or catastrophic events, such as fires, floods, hurricanes, and earthquakes, breaches of our secure network by an unauthorized party, software vulnerabilities, malware, computer viruses, attachments to emails, employee theft or misuse, social engineering, or inadequate use of security controls. Outside parties may attempt to fraudulently induce our employees to disclose sensitive information or transfer funds via illegal electronic spamming, phishing, spoofing, or other tactics. Additionally, cyber attackers can develop and deploy malware, credential theft or guessing tools, and other malicious software programs to gain access to sensitive data or fraudulently obtain assets we hold.

We have implemented security measures to safeguard our systems and data and to manage cybersecurity risk. We monitor and develop our information technology networks and infrastructure, and invest in the development and enhancement of our controls designed to prevent, detect, respond, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We conduct periodic security awareness trainings of our employees to educate them on how to identify and alert management to phishing emails, spoofed or manipulated electronic communications, and other critical security threats. We have implemented periodic phishing tests using a variety of scenarios, including those obtained from phishing samples and intelligence sources. Additionally, we have an internal team and external partners with well-defined processes devoted to responding to threats, including reports of phishing, in real time. We have implemented internal controls around our treasury function, including enhanced payment authorization procedures, verification requirements for new vendor setup and vendor information changes, and bolstered outgoing payment notification process and account reconciliation procedures. Finally, we have policies and procedures in place in order to identify cybersecurity incidents and elevate such incidents to senior management in order to appropriately address and remediate any cyber attack. At least annually, we engage a third party to test our security by acting like an advanced threat and try to break into our computer systems.

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
•Our inability to produce financial and operational data necessary to comply with rules and regulations from the SEC, the IRS, or other state and federal regulatory agencies;
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
•An increase in supply chain attacks;
•The severity of cyber attacks;
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

Even if we are not targeted directly, cyber attacks on the U.S. government, financial markets, financial institutions, or other businesses, including our tenants, vendors, software creators, cloud providers, cybersecurity service providers, and other third parties with whom we do business, may occur, and such events could disrupt our normal business operations and networks in the future. In December 2020, hackers reportedly linked to the Russian government engaged in a massive cyber attack on the U.S. government and major U.S.-based private companies through malware planted in third-party software. The full extent of the hack to these entities remains unknown, and there is no evidence that we have been impacted by this hack, though a significant number of governmental agencies and companies in the private sector, most of which are U.S.-based, have confirmed breaches.

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

In response to recent cyber attacks, President Biden issued an executive order, “Improving the Nation’s Cybersecurity” in May 2021, which established a reporting requirement for government contractors and encouraged coordination between the public and private sectors to better protect against cybersecurity incidents. In addition, in June 2021, the SEC increased its focus on the failure of some public companies to disclose that they had been affected by the aforementioned December 2020 cyber attack, by sending investigative letters seeking voluntary information regarding the attack and questions around companies’ disclosures and internal controls. The SEC also communicated that cyber risks would be included on the SEC rulemaking agenda. We expect the federal government and regulatory agencies to continue to focus on ways to increase protection against and oversight and disclosure of cyber attack incidents.

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

From time to time, we may enter into interest rate hedge agreements to manage some of our exposure to interest rate volatility. Interest rate hedge agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates. These risk factors may lead to failure to hedge effectively against changes in interest rates and therefore could adversely affect our results of operations. As of December 31, 2021, we had no interest rate hedge agreements outstanding.

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

The U.S. federal government has established a limit on the level of federal debt that the U.S. federal government can have outstanding, often referred to as the debt ceiling. The U.S. Congress has authority to raise or suspend the debt ceiling and to approve the funding of U.S. federal government operations within the debt ceiling, and has done both frequently in the past, often on a relatively short-term basis. In July 2019, congressional leaders passed a two-year deal to raise the U.S. borrowing limit, which reduced the threat of default and significantly raised federal spending limits. Absent appropriate action to mitigate increasing government spending and provide fiscal discipline, the U.S. federal government may encounter similar issues that result in a partial or complete shutdown and/or default of its existing loans as a result of reaching the debt ceiling. In December 2021, congressional leaders passed legislation to raise the U.S. borrowing limit to allow the federal government to operate through 2023. Generally, if effective legislation to manage the debt ceiling is not enacted and the debt ceiling is reached in any given year, the federal government may stop or delay making payments on its obligations. A failure by the U.S. Congress to raise the debt limit to the extent necessary in future fiscal years would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the credit rating of the U.S. federal government, and the risk of other economic dislocations. If the U.S. government fails to complete its budget process, another federal government shutdown may result. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world.

An inability of the U.S. federal government to manage its fiscal matters, reduce the duration and scope of sequestration, or manage its debt may result in the loss of economic confidence domestically and globally, reduce investment spending, increase borrowing costs, impact availability and cost of capital, and significantly hinder or reduce economic activity. Furthermore, a failure by the U.S. federal government to enact appropriate fiscal legislation may significantly impact the national and global economic and financial environment and affect our business and the businesses of our tenants. If the U.S. Congress fails to enact a budget for a given fiscal year’s government operations, it may result in a government shutdown similar to the one that took place from December 22, 2018, to January 25, 2019. The shutdown affected certain key agencies at the federal government level, including the FDA and the SEC, and resulted in partial closures of operations. It is unclear whether the U.S. federal government will fail to enact a budget in future fiscal years, and if so, it is possible another partial government shutdown may occur.

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

Future downgrades of the U.S. government’s sovereign credit rating and an economic crisis in Europe could negatively impact our liquidity, financial condition, and earnings.

Previous U.S. debt ceiling and budget deficit concerns, together with sovereign debt conditions in Europe, have increased the possibility of additional downgrades of sovereign credit ratings and economic slowdowns. There is no guarantee that future debt ceiling or federal spending legislation will not fail and cause the U.S. to default on its obligations, which would likely cause the U.S. credit rating to degrade.

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

Many economies have experienced, and continue to experience, financial turmoil, high unemployment, soaring inflation and interest rates, and a significant depreciation of their local currencies. Economies of developing countries like Venezuela and Argentina remain in a long-term crisis, with their current political turmoil exacerbating their economic problems and rendering a bleak near-term outlook. Policies of advanced economies have a profound effect on emerging markets, and ramifications of any trade war involving an advanced economy, like of that between the U.S. and China, could further contribute to the adverse economic and political conditions of emerging and other developed economies. In addition, there are tensions among the U.S., the North Atlantic Treaty Organization (“NATO”), and Russia that have escalated and are culminating in the increasing threat of a potential Russian invasion of Ukraine, ongoing security concerns about North Korea and Iran’s nuclear weapons and ballistic missile capabilities, uncertainty regarding Russia, North Korea, and Iran’s actions, and their relations with the U.S. and the international community in general, which have created a global security issue that may adversely affect international business and economic conditions.

During 2018–2019, disputes on trade policy between the U.S. and China resulted in increased tariffs and escalating tensions between the two countries. On January 15, 2020, the two parties signed a trade deal representing the first phase of trade negotiations between the two countries. The agreement reduced certain existing tariffs, obligated China to purchase additional products from the U.S. in 2020 and 2021, and provided for stronger protection of American intellectual property and trade secrets (the “Phase One deal”). The Phase One deal expired at the end of 2021, and while China’s purchase of products increased during this two-year period, it fell far below stated targets. U.S. President Biden has not announced immediate plans to increase tariffs after the expiration of the Phase One deal, but the administration is expected to make changes to its U.S.-China tariff policies. In 2021, U.S.-China trade activities for goods rebounded above levels prior to the disputes taking place. However, tensions between the two countries have persisted, and the possibility of future trade disputes may result in the imposition of further tariffs or other retaliatory actions that may affect us, the industry in which we operate, or that of our tenants and vendors.

In 2021 and into January 2022, North Korea has continued to test and develop various ballistic missiles. The U.S. and North Korea have not made progress in reaching an agreement to reduce existing sanctions due to North Korea’s unwillingness to end its nuclear weapons program. In January 2020, the U.S. imposed new sanctions on Iran after tensions escalated in a U.S. airstrike killing a top Iranian military leader and Iran retaliated with ballistic missile strikes targeted at U.S. bases located in Iraq. The sanctions targeted the construction, mining, manufacturing, and textiles sectors, which are key sectors of Iran’s economy, in an attempt to deny the Iranian government revenues derived from these activities. Tensions with Iran have continued into 2021, even as President Biden has stated his intention to reengage with Iran, ease relations between the two countries, and rejoin the Iran nuclear deal under the Joint Comprehensive Plan of Action. However, these goals have proven difficult due to ongoing tense relations between the two countries. If discussions fail and Iran carries out retaliatory actions against the U.S., the U.S. economy, safety, and lives of U.S. residents and businesses may be significantly impacted, resulting in financial volatility and social instability for those affected. This may include, but not be limited to, our company, tenants, employees, investors, and others located in affected communities in which we hold properties.

At the end of 2021 and into January 2022, tensions between the U.S. and Russia escalated when Russia amassed large numbers of military ground forces and support personnel on the Ukraine-Russia border, increasing speculation that Russia may attempt to invade Ukraine in the near future. The possibility of Ukrainian membership to NATO has been a point of contention with Russia, and while talks between U.S., Russian, and NATO leaders are in process, tensions remain high. A potential invasion of Ukraine and any retaliatory measures taken by the U.S. and NATO have created global security concerns that could have a lasting impact on regional and global economies.

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

In March 2020, the Basel Committee announced a deferral of Basel III implementation to January 1, 2023 due to impacts from the recent COVID-19 pandemic. The implementation of the Basel III Standards, the SLR Standards, the GSIB capital surcharge, the LCR Final Rule, the Volcker Rule, and other similar rules and regulations could cause an increase in capital requirements for, and place other financial constraints on, both U.S. and foreign financial institutions from which we borrow, which may negatively impact our access to financing or affect the terms of our future financing arrangements.

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

On January 31, 2020, the U.K. officially withdrew from the EU, but a transitional period was extended through December 31, 2020 to allow for businesses and individuals to adjust to its changes, during which all EU regulations continued to apply to the U.K. A Trade and Cooperation Agreement (“TCA”) was agreed upon by the EU and the U.K. on December 24, 2020 and ratified by the European Council and the U.K. Parliament ahead of the end of the transition period on December 31, 2020. While the TCA has provisions for how both parties will trade, live, and work with one another, financial services are not covered in any detail in the TCA. The nature of much of the future economic and political relationship between the EU and U.K. remains uncertain, and there is no guarantee that both parties will be able to adhere to the terms of the deal effectively. The exit of the U.K. from membership of the EU has created political and economic uncertainty, particularly in the U.K. and the EU, and this uncertainty may last for years. Our business could be affected during this period of uncertainty, and perhaps longer, by the impact of the U.K.’s exit from the EU. In addition, our business could be negatively affected by new trade agreements between the U.K. and other countries, including the U.S., and by the possible imposition of trade or other regulatory barriers in the U.K. These possible negative impacts, and others resulting from the U.K.’s withdrawal from the EU, may adversely affect our operating results and our tenants’ businesses.

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

Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on certain industries and corporate entities. The nature, timing, and economic and political effects of potential changes to the current legal and regulatory frameworks affecting the life science, agtech, and technology industries, as well as the real estate industry in general, remain highly uncertain. For example, any proposals to make changes related to U.S. tax law, such as those involving Section 1031 Exchanges, may have a material adverse effect on our future business, financial condition, results of operations, and growth prospects. From time to time, we dispose of properties in transactions qualified as Section 1031 Exchanges. If certain proposed changes were ultimately effected and the laws surrounding Section 1031 Exchanges amended or repealed, we may not be able to dispose of properties on a tax-deferred basis. In such a case, our earnings and profits and our taxable income would increase, which could increase dividend income and reduce the return of capital to our stockholders. As a result, we may be required to pay additional dividends to stockholders, or if we do not pay additional dividends, our corporate income tax liability could increase and we may be subject to interest and penalties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
General

As of December 31, 2021, we had 414 properties in North America containing approximately 43.7 million RSF of operating properties and development and redevelopment of new Class A properties (under construction), including 54 properties that are held by consolidated real estate joint ventures and four properties that are held by unconsolidated real estate joint ventures. Refer to the definitions of “Annual rental revenue” and “Operating statistics” in the “Non-GAAP measures and definitions” section under “Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K for a description of the basis used to compute the aforementioned measures. The occupancy percentage of our operating properties in North America was 94.0% as of December 31, 2021. The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science, agtech, and technology tenants. These improvements typically are generic rather than specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of tenants. Improvements to our properties typically include:

•Reinforced concrete floors;
•Upgraded roof loading capacity;
•Increased floor-to-ceiling heights;
•Heavy-duty HVAC systems;
•Enhanced environmental control technology;
•Significantly upgraded electrical, gas, and plumbing infrastructure; and
•Laboratory benches.

As of December 31, 2021, we held a fee simple interest in each of our properties, with the exception of 39 properties in North America that accounted for approximately 9% of our total number of properties. Of these 39 properties, we held 16 properties in the Greater Boston market, 17 properties in the San Francisco Bay Area market, two properties in the New York City market, one property in the Seattle market, one property in the Maryland market, and two properties in the Research Triangle market pursuant to ground leasehold interests. During the year ended December 31, 2021, our ground lease rental expense aggregated 1.6% as a percentage of net operating income. Refer to further discussion in our consolidated financial statements and notes thereto in “Item 15. Exhibits and financial statement schedules” in this annual report on Form 10-K.

As of December 31, 2021, we had 1,201 leases with a total of 893 tenants, and 188, or 45%, of our 414 properties were single-tenant properties. Leases in our multi-tenant buildings typically have initial terms of four–11 years, while leases in our single-tenant buildings typically have initial terms of 11–21 years. As of December 31, 2021:

•Investment-grade or publicly traded large cap tenants represented 51% of our total annual rental revenue;
•Approximately 95% of our leases (on an RSF basis) contained effective annual rent escalations approximating 3.0% that were either fixed or indexed based on a consumer price index or other index;
•Approximately 91% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent; and
•Approximately 94% of our leases (on an RSF basis) provided for the recapture of capital expenditures (such as HVAC maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

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

Locations of properties

The locations of our properties are diversified among a number of life science, agtech, and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of December 31, 2021, in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	9,992,631	972,216	1,440,756	12,405,603	28%	84	$621,025	36%	$65.30
San Francisco Bay Area	8,041,015	332,821	34,604	8,408,440	19	67	424,836	24	61.09
New York City	1,174,016	—	96,003	1,270,019	3	5	85,099	5	73.67
San Diego	7,889,614	486,004	121,662	8,497,280	19	103	286,784	16	39.04
Seattle	2,639,312	311,631	213,976	3,164,919	7	44	100,497	6	39.82
Maryland	3,961,376	84,264	157,428	4,203,068	10	52	106,786	6	27.48
Research Triangle	3,308,463	257,644	325,936	3,892,043	9	36	81,706	5	26.10
Canada	552,018	—	—	552,018	1	6	10,070	1	23.20
Non-cluster/other markets	1,277,347	—	—	1,277,347	4	17	29,777	1	31.05
North America	38,835,792	2,444,580	2,390,365	43,670,737	100%	414	$1,746,580	100%	$48.65
		4,834,945

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	12/31/21		12/31/20	12/31/19	12/31/21	12/31/20	12/31/19
Greater Boston	95.2%	(1)	98.1%	99.1%	83.2%	94.8%	97.1%
San Francisco Bay Area	93.0	(1)	95.8	98.3	92.6	94.7	93.6
New York City	98.4		97.3	99.2	91.0	87.8	88.1
San Diego	93.1	(1)	93.5	92.3	91.7	92.4	92.3
Seattle	95.6		96.0	98.7	88.5	85.5	98.7
Maryland	99.8		96.1	96.7	96.0	90.6	95.2
Research Triangle	94.6	(1)	89.6	96.5	86.1	72.7	96.5
Subtotal	94.9		95.5	97.0	89.1	90.7	94.6
Canada	78.6		81.8	93.7	78.6	81.8	93.7
Non-cluster/other markets	75.1		52.7	80.1	75.1	52.7	80.1
North America	94.0%	(1)	94.6%	96.8%	88.5%	90.0%	94.4%

(1)Includes 1.8 million RSF, or 4.7%, of vacancy at recently acquired properties representing lease-up opportunities that are expected to generate incremental annual rental revenues. This vacancy also includes 20% of various spaces, spread across multiple recently acquired properties, that are expected to be converted to laboratory/office space in the future. Approximately 48% of the vacant 1.8 million RSF is currently leased/negotiating, with occupancy expected primarily over the next two quarters. Excluding recently acquired vacancies, occupancy of operating properties in North America was 98.7% as of December 31, 2021, up 100 bps from 97.7% as of December 31, 2020. The following table provides vacancy detail for our recent acquisitions:

		As of December 31, 2021			Percentage of Vacancy Leased/Negotiating
		Vacant	Occupancy Impact
Property	Market/Submarket	RSF	Region	Consolidated
601, 611, and 651 Gateway Boulevard	San Francisco Bay Area/South San Francisco	318,119	4.0%	0.8%	44%
Alexandria Center® for Life Science – Durham	Research Triangle/Research Triangle	150,337	4.5%	0.4	99
275 Grove Street	Greater Boston/Route 128	134,889	1.3%	0.3	48
SD Tech by Alexandria	San Diego/Sorrento Mesa	93,494	1.2%	0.2	8
Other	Greater Boston/Other	94,849	0.9%	0.2	94
Alexandria Center® for Life Science – Fenway	Greater Boston/Fenway	81,831	0.8%	0.2	32
Other acquisitions	Various	937,043	N/A	2.6	42
		1,810,562		4.7%	48%

Top 20 tenants

88% of Top 20 Annual Rental Revenue From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.0% of our annual rental revenue in effect as of December 31, 2021. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of December 31, 2021 (dollars in thousands, except average market cap):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue(1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	6.7		916,234	$53,085	3.0%	A2	A+	$140.6
2	Moderna, Inc.	15.1		855,458	52,709	3.0	—	—	$99.2
3	Eli Lilly and Company	7.5		645,178	40,846	2.3	A2	A+	$214.9
4	Sanofi	6.8		589,464	40,808	2.3	A1	AA	$126.5
5	Takeda Pharmaceutical Company Ltd.	7.6		606,249	39,416	2.3	Baa2	BBB+	$51.9
6	Illumina, Inc.	8.6		891,495	36,141	2.1	Baa3	BBB	$63.4
7	2seventy bio, Inc.(2)	11.7		312,805	33,558	1.9	—	—	$0.7
8	Novartis AG	6.6		447,820	30,582	1.8	A1	AA-	$215.8
9	Roche	5.8		561,883	30,149	1.7	Aa3	AA	$322.0
10	Uber Technologies, Inc.	61.0	(3)	1,009,188	27,488	1.6	—	—	$91.5
11	Merck & Co., Inc.	10.8		349,429	22,276	1.3	A1	A+	$196.1
12	Maxar Technologies	3.7	(4)	478,000	21,803	1.2	—	—	$2.4
13	Massachusetts Institute of Technology	7.0		257,626	21,165	1.2	Aaa	AAA	$—
14	United States Government	13.2		918,516	20,697	1.2	Aaa	AA+	$—
15	The Children's Hospital Corporation	14.8		269,816	20,066	1.1	Aa2	AA	$—
16	New York University	9.9		203,500	19,241	1.1	Aa2	AA-	$—
17	Pfizer Inc.	3.2		416,996	17,799	1.0	A2	A+	$235.8
18	SAP	3.2		211,293	17,479	1.0	A2	A	$169.2
19	FibroGen, Inc.	6.9		234,249	16,896	1.0	—	—	$2.1
20	Amgen Inc.	2.3		407,369	16,838	1.0	Baa1	A-	$132.5
	Total/weighted average	10.9	(3)	10,582,568	$579,042	33.1%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)Based on aggregate annual rental revenue in effect as of December 31, 2021. Refer to the definitions of “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information about our methodology on annual rental revenue from unconsolidated real estate joint ventures and average market capitalization.
(2)2seventy bio, Inc. is a publicly-traded, commercial-stage cell therapy company developing a pipeline of engineered T cells to better treat cancer. 2seventy bio, Inc. was formerly the oncology division of bluebird bio, Inc. and spun out from bluebird in November 2021.
(3)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding the ground leases, the weighted-average remaining lease term for our top 20 tenants was 8.4 years as of December 31, 2021.
(4)Represents remaining lease term at two recently acquired properties with future redevelopment and development opportunities. The leases with this tenant were in place when we acquired the properties in 2019.

Long-Duration Cash Flows From High-Quality, Diverse, and Innovative Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	Long-Duration Lease Terms

51%	7.5 Years
of ARE’s Total	Weighted-Average
Annual Rental Revenue(1)	Remaining Term(2)

Industry Mix of 850+ Tenants

Public Biotechnology
26%
Life Science
Product, Service,
and Device
21%
Multinational
Pharmaceutical
19%
Private
Biotechnology
6%
Office With Future
Change in Use(3)
4%
Investment-Grade and
Large Cap Tech/Office
8%
Other (4)
5%
Institutional
(Academic/Medical,
Non-Profit, and
U.S. Government)
11%

Percentage of ARE’s Annual Rental Revenue(1)

(1)Represents annual rental revenue in effect as of December 31, 2021. Refer to the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.
(2)Based on aggregate annual rental revenue in effect as of December 31, 2021. Refer to definition of “Annual rental revenue” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for our methodology on annual rental revenue for unconsolidated real estate joint ventures.
(3)Represents annual rental revenue currently generated from office space that is targeted for a future change in use. The weighted-average remaining term of these leases is 3.8 years.
(4)Our other tenants, aggregating 5.0% of our annual rental revenue, comprise 4.0% of annual rental revenue from technology, professional services, finance, telecommunications, and construction/real estate companies and only 1.0% from retail-related tenants.

High-Quality Cash Flows From High Quality Tenants and Class A Properties in AAA Locations

Industry-Leading Tenant Roster	AAA Locations

San Francisco Bay Area
24%
New York City
5%
San Diego
16%
Seattle
6%
Maryland
6%
Research Triangle
5%
1%
Canada
1%
Other
Greater Boston
36%

88%
of ARE’s Top 20 Annual Rental Revenue(1) From Investment-Grade or Publicly Traded Large Cap Tenants
Percentage of ARE’s Annual Rental Revenue(1)

Solid Historical Occupancy(2)	Occupancy Across Key Locations(3)

96%
Over 10 Years
(1)Represents annual rental revenue in effect as of December 31, 2021. Refer to the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.
(2)Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years.
(3)As of December 31, 2021.
(4)Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information on vacancy at recently acquired properties.

Property listing
    Mega Campuses Encompass 63% of Our Operating Property RSF(1)

The following table provides certain information about our properties as of December 31, 2021 (dollars in thousands):

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Greater Boston
Cambridge/Inner Suburbs
Mega Campus: Alexandria Center® at Kendall Square	2,369,854	—	403,892	2,773,746	11	$182,839	98.9%	84.5%
50(2), 60(2), 75/125(2), 100, and 225(2) Binney Street, 161 and 215 First Street, 150 Second Street, 300 Third Street, 11 Hurley Street, and One Rogers Street
Mega Campus: Alexandria Center® at One Kendall Square	814,779	462,100	—	1,276,879	11	69,341	96.6	96.6
One Kendall Square – Buildings 100, 200, 300, 400, 500, 600/700, 1400, 1800, and 2000, and 325 and 399 Binney Street
Mega Campus: Alexandria Technology Square®	1,181,635	—	—	1,181,635	7	114,713	99.8	99.8
100, 200, 300, 400, 500, 600, and 700 Technology Square
Mega Campus: The Arsenal on the Charles	622,098	—	250,567	872,665	11	30,432	93.8	66.9
311, 321, and 343 Arsenal Street, 300 and 400 North Beacon Street, 1, 2, and 3 Kingsbury Avenue, and 100, 200, and 400 Talcott Avenue
Mega Campus: 480 and 500 and 550 Arsenal Street	495,127	—	—	495,127	3	21,227	98.3	98.3
640 Memorial Drive	225,504	—	—	225,504	1	14,431	100.0	100.0
780 and 790 Memorial Drive	99,658	—	—	99,658	2	8,786	100.0	100.0
167 Sidney Street and 99 Erie Street	54,549	—	—	54,549	2	4,027	100.0	100.0
79/96 13th Street (Charlestown Navy Yard)	25,309	—	—	25,309	1	797	100.0	100.0
Cambridge/Inner Suburbs	5,888,513	462,100	654,459	7,005,072	49	446,593	98.2	88.4
Fenway
Mega Campus: Alexandria Center® for Life Science – Fenway	927,499	510,116	—	1,437,615	2	59,023	91.2	91.2
401 Park Drive and 201 Brookline Avenue(2)
Seaport Innovation District
Mega Campus: 380 and 420 E Street	195,506	—	—	195,506	2	4,209	100.0	100.0
5 Necco Street	87,163	—	—	87,163	1	5,888	86.6	86.6
Seaport Innovation District	282,669	—	—	282,669	3	10,097	95.9	95.9
Route 128
Mega Campus: One Upland Road, 100 Tech Drive, and One Investors Way	706,988	—	—	706,988	4	29,189	96.7	96.7
Reservoir Woods	312,845	—	202,428	515,273	3	15,469	100.0	60.7
40, 50, and 60 Sylvan Road
275 Grove Street	509,702	—	—	509,702	1	15,649	73.5	73.5
Alexandria Park at 128	343,882	—	—	343,882	8	12,949	100.0	100.0
3 and 6/8 Preston Court, 29, 35, and 44 Hartwell Avenue, 35 and 45/47 Wiggins Avenue, and 60 Westview Street
225, 266, and 275 Second Avenue	316,865	—	—	316,865	3	15,479	90.8	90.8
840 Winter Street	30,009	—	130,000	160,009	1	1,239	95.1	17.8
19 Presidential Way	144,892	—	—	144,892	1	5,362	99.8	99.8
100 Beaver Street	82,330	—	—	82,330	1	4,941	100.0	100.0
285 Bear Hill Road	26,270	—	—	26,270	1	1,167	100.0	100.0
Route 128	2,473,783	—	332,428	2,806,211	23	$101,444	92.3%	81.4%

(1)As of December 31, 2021. Mega campuses are cluster campuses that consist of approximately 1 million or more RSF, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. Refer to the “Summary of pipeline” section within this Item 2 and the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.
(2)We own a partial interest in this property through a real estate joint venture. Refer to the “Joint venture financial information” section under Item 7 in this annual report in Form 10-K for additional details.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Greater Boston (continued)
Route 495
111 and 130 Forbes Boulevard	155,846	—	—	155,846	2	$1,826	100.0%	100.0%
20 Walkup Drive	91,045	—	—	91,045	1	649	100.0	100.0
Route 495	246,891	—	—	246,891	3	2,475	100.0	100.0
Other	173,276	—	453,869	627,145	4	1,393	44.9	12.4
Greater Boston	9,992,631	972,216	1,440,756	12,405,603	84	621,025	95.2	83.2

San Francisco Bay Area
Mission Bay
Mega Campus: Alexandria Center® for Science and Technology – Mission Bay(1)	2,015,177	—	—	2,015,177	9	97,216	98.7	98.7
1455(2), 1515(2), 1655, and 1725 Third Street, 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South
Mission Bay	2,015,177	—	—	2,015,177	9	97,216	98.7	98.7
South San Francisco
Mega Campus: Alexandria Technology Center® – Gateway(1)	1,415,175	230,592	—	1,645,767	12	56,712	76.5	76.5
600(2), 601, 611, 630(2), 650(2), 651, 681, 685, 701, 751, 901(2), and 951(2) Gateway Boulevard
Mega Campus: 213(1), 249, 259, 269, and 279 East Grand Avenue	919,704	—	—	919,704	5	48,951	100.0	100.0
Alexandria Center® for Life Science – South San Francisco	443,447	52,311	—	495,758	3	26,509	84.6	84.6
201 Haskins Way and 400 and 450 East Jamie Court
Mega Campus: 1122 El Camino Real	223,232	—	—	223,232	1	3,102	100.0	100.0
500 Forbes Boulevard(1)	155,685	—	—	155,685	1	10,680	100.0	100.0
7000 Shoreline Court	139,709	—	—	139,709	1	8,632	100.0	100.0
341 and 343 Oyster Point Boulevard	108,208	—	—	108,208	2	6,578	100.0	100.0
849/863 Mitten Road/866 Malcolm Road	103,857	—	—	103,857	1	4,716	100.0	100.0
South San Francisco	3,509,017	282,903	—	3,791,920	26	165,880	88.6	88.6
Greater Stanford
Mega Campus: Alexandria Center® for Life Science – San Carlos	689,274	49,918	—	739,192	9	43,398	95.3	95.3
825, 835, 960, and 1501-1599 Industrial Road
3825 and 3875 Fabian Way	478,000	—	—	478,000	2	21,802	100.0	100.0
Alexandria Stanford Life Science District	347,381	—	34,604	381,985	4	29,597	100.0	90.9
3160, 3165, 3170, and 3181 Porter Drive
3330, 3412, 3420, 3440, 3450, and 3460 Hillview Avenue	368,495	—	—	368,495	6	26,779	87.4	87.4
Alexandria PARC	197,498	—	—	197,498	4	9,302	78.0	78.0
2100, 2200, 2300, and 2400 Geng Road
2475 and 2625/2627/2631 Hanover Street	116,869	—	—	116,869	2	9,972	100.0	100.0
2425 Garcia Avenue/2400/2450 Bayshore Parkway	99,208	—	—	99,208	1	$4,257	100.0%	100.0%

Mega campuses are cluster campuses that consist of approximately 1 million or more RSF, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. Refer to the “Summary of pipeline” section within this Item 2 and the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(1)We own a partial interest in this property through a real estate joint venture. Refer to the “Joint venture financial information” section under Item 7 in this annual report in Form 10-K for additional information.
(2)We own 100% of this property.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Francisco Bay Area (continued)
Greater Stanford (continued)
Shoreway Science Center	82,462	—	—	82,462	2	$5,220	100.0%	100.0%
75 and 125 Shoreway Road
1450 Page Mill Road	77,634	—	—	77,634	1	8,009	100.0	100.0
3350 West Bayshore Road	60,000	—	—	60,000	1	3,404	83.3	83.3
Greater Stanford	2,516,821	49,918	34,604	2,601,343	32	161,740	94.7	93.5
San Francisco Bay Area	8,041,015	332,821	34,604	8,408,440	67	424,836	93.0	92.6

New York City
New York City
Mega Campus: Alexandria Center® for Life Science – New York City	740,972	—	—	740,972	3	67,283	97.5	97.5
430 and 450 East 29th Street
219 East 42nd Street	349,947	—	—	349,947	1	14,006	100.0	100.0
Alexandria Center® for Life Science – Long Island City	83,097	—	96,003	179,100	1	3,810	100.0	46.4
30-02 48th Avenue
New York City	1,174,016	—	96,003	1,270,019	5	85,099	98.4	91.0

San Diego
Torrey Pines
Mega Campus: One Alexandria Square	987,791	146,456	—	1,134,247	13	40,730	92.4	92.4
3115 and 3215 Merryfield Row, 3010, 3013, and 3033 Science Park Road, 10931/10933, 10975, 11119, 11255, and 11355 North Torrey Pines Road, 10975, 10995, and 10996 Torreyana Road, and 3545 Cray Court
ARE Torrey Ridge	298,863	—	—	298,863	3	15,570	99.3	99.3
10578, 10618, and 10628 Science Center Drive
ARE Nautilus	213,900	—	—	213,900	4	12,323	100.0	100.0
3530 and 3550 John Hopkins Court and 3535 and 3565 General Atomics Court
Torrey Pines	1,500,554	146,456	—	1,647,010	20	68,623	94.9	94.9
University Town Center
Mega Campus: Alexandria Point(1)	1,435,916	—	—	1,435,916	8	65,221	96.4	96.4
9880(2), 10210, 10260, 10290, and 10300 Campus Point Drive and 4161, 4224, and 4242 Campus Point Court
Mega Campus: 5200 Illumina Way(1)	792,687	—	—	792,687	6	29,978	100.0	100.0
Mega Campus: University District	406,732	—	—	406,732	5	17,616	100.0	100.0
9625 Towne Centre Drive(1), 4755, 4757, and 4767 Nexus Center Drive, and 4796 Executive Drive
University Town Center	2,635,335	—	—	2,635,335	19	$112,815	98.1%	98.1%

Mega campuses are cluster campuses that consist of approximately 1 million or more RSF, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. Refer to the “Summary of pipeline” section within this Item 2 and the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(1)We own a partial interest in this property through a real estate joint venture. Refer to the “Joint venture financial information” section under Item 7 in this annual report in Form 10-K for additional information.
(2)We own 100% of this property.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Diego (continued)
Sorrento Mesa
Mega Campus: SD Tech by Alexandria(1)	810,517	195,435	51,621	1,057,573	14	$25,338	85.3%	80.2%
9605, 9645, 9675, 9685, 9725, 9735, 9808, 9855, and 9868 Scranton Road, 5505 Morehouse Drive(2), and 10055, 10065, 10121(2), and 10151(2) Barnes Canyon Road
Mega Campus: Sequence District by Alexandria	805,223	—	—	805,223	7	26,544	92.5	92.5
6260, 6290, 6310, 6340, 6350, 6420, and 6450 Sequence Drive
Pacific Technology Park(1)	632,732	—	—	632,732	6	9,088	88.1	88.1
9389, 9393, 9401, 9444, 9455, and 9477 Waples Street
Summers Ridge Science Park	316,531	—	—	316,531	4	11,077	100.0	100.0
9965, 9975, 9985, and 9995 Summers Ridge Road
ARE Portola	101,857	—	—	101,857	3	3,603	100.0	100.0
6175, 6225, and 6275 Nancy Ridge Drive
7330 and 7360 Carroll Road	84,441	—	—	84,441	2	2,643	85.7	85.7
5810/5820 Nancy Ridge Drive	83,354	—	—	83,354	1	1,042	40.9	40.9
9877 Waples Street	63,774	—	—	63,774	1	2,374	100.0	100.0
5871 Oberlin Drive	33,842	—	—	33,842	1	815	50.1	50.1
Sorrento Mesa	2,932,271	195,435	51,621	3,179,327	39	82,524	88.6	87.1
Sorrento Valley
3911, 3931, 3985, 4025, 4031, and 4045 Sorrento Valley Boulevard	151,406	—	—	151,406	6	5,401	100.0	100.0
11025, 11035, 11045, 11055, 11065, and 11075 Roselle Street	121,655	—	—	121,655	6	3,290	95.0	95.0
Sorrento Valley	273,061	—	—	273,061	12	8,691	97.8	97.8
Other	548,393	144,113	70,041	762,547	13	14,131	86.0	76.3
San Diego	7,889,614	486,004	121,662	8,497,280	103	286,784	93.1	91.7

Seattle
Lake Union
Mega Campus: The Eastlake Life Science Campus by Alexandria	937,290	311,631	—	1,248,921	9	54,997	99.5	99.5
1150, 1165, 1201(1), 1208(1), 1551, and 1616 Eastlake Avenue East, 188 and 199(1) East Blaine Street, and 1600 Fairview Avenue East
Mega Campus: Alexandria Center® for Life Science – South Lake Union
400(1) and 601 Dexter Avenue North	308,791	—	—	308,791	2	15,130	100.0	100.0
219 Terry Avenue North	30,705	—	—	30,705	1	1,853	100.0	100.0
Lake Union	1,276,786	311,631	—	1,588,417	12	71,980	99.6	99.6
SoDo
830 4th Avenue South	42,380	—	—	42,380	1	1,576	70.5	70.5
Elliott Bay
3000/3018 Western Avenue	47,746	—	—	47,746	1	1,839	100.0	100.0
410 West Harrison Street and 410 Elliott Avenue West	36,849	—	—	36,849	2	1,395	100.0	100.0
Elliott Bay	84,595	—	—	84,595	3	$3,234	100.0%	100.0%

Mega campuses are cluster campuses that consist of approximately 1 million or more RSF, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. Refer to the “Summary of pipeline” section within this Item 2 and the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(1)We own a partial interest in this property through a real estate joint venture. Refer to the “Joint venture financial information” section under Item 7 in this annual report in Form 10-K for additional information.
(2)We own 100% of this property.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Seattle (continued)
Bothell
Mega Campus: Alexandria Center® for Advanced Technologies – Canyon Park	886,467	—	—	886,467	20	$17,827	90.9%	90.9%
22121 and 22125 17th Avenue Southeast, 22021, 22025, 22026, 22030, 22118, and 22122 20th Avenue Southeast, 22333, 22422, 22515, 22522, 22722, and 22745 29th Drive Southeast, 21540 30th Drive Southeast, and 1629, 1631, 1725, 1916, and 1930 220th Street Southeast
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	246,647	—	213,976	460,623	6	4,817	95.4	51.1
3301, 3303, 3305, 3307, 3555, and 3755 Monte Villa Parkway
Bothell	1,133,114	—	213,976	1,347,090	26	22,644	91.9	77.3
Other	102,437	—	—	102,437	2	1,063	93.7	93.7
Seattle	2,639,312	311,631	213,976	3,164,919	44	100,497	95.6	88.5

Maryland
Rockville
Mega Campus: Alexandria Center® for Life Science – Shady Grove	1,642,741	84,264	76,878	1,803,883	21	42,720	100.0	95.5
9601, 9603, 9605, 9609, 9613, 9615, 9704, 9708, 9712, 9714, 9800, 9804, 9900, 9920, and 9950 Medical Center Drive, 14920 and 15010 Broschart Road, and 9920 Belward Campus Drive
1330 Piccard Drive	131,511	—	—	131,511	1	4,021	100.0	100.0
1405 and 1450(1) Research Boulevard	114,849	—	—	114,849	2	2,947	100.0	100.0
1500 and 1550 East Gude Drive	91,359	—	—	91,359	2	1,844	100.0	100.0
5 Research Place	63,852	—	—	63,852	1	2,950	100.0	100.0
5 Research Court	51,520	—	—	51,520	1	1,788	100.0	100.0
12301 Parklawn Drive	49,185	—	—	49,185	1	1,530	100.0	100.0
Rockville	2,145,017	84,264	76,878	2,306,159	29	57,800	100.0	96.5
Gaithersburg
Alexandria Technology Center® – Gaithersburg I	613,438	—	—	613,438	9	17,384	100.0	100.0
9, 25, 35, 45, 50, and 55 West Watkins Mill Road and 910, 930, and 940 Clopper Road
Alexandria Technology Center® – Gaithersburg II	486,324	—	—	486,324	7	17,637	100.0	100.0
700, 704, and 708 Quince Orchard Road and 19, 20, 21, and 22 Firstfield Road
20400 Century Boulevard	—	—	80,550	80,550	1	—	N/A	—
401 Professional Drive	63,154	—	—	63,154	1	1,911	100.0	100.0
950 Wind River Lane	50,000	—	—	50,000	1	1,004	100.0	100.0
620 Professional Drive	27,950	—	—	27,950	1	1,207	100.0	100.0
Gaithersburg	1,240,866	—	80,550	1,321,416	20	$39,143	100.0%	93.9%

Mega campuses are cluster campuses that consist of approximately 1 million or more RSF, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. Refer to the “Summary of pipeline” section within this Item 2 and the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(1)We own a partial interest in this property through a real estate joint venture. Refer to the “Joint venture financial information” section under Item 7 in this annual report in Form 10-K for additional information.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Maryland (continued)
Beltsville
8000/9000/10000 Virginia Manor Road	191,884	—	—	191,884	1	$2,768	96.7%	96.7%
101 West Dickman Street(1)	135,423	—	—	135,423	1	948	100.0	100.0
Beltsville	327,307	—	—	327,307	2	3,716	98.0	98.0
Northern Virginia
14225 Newbrook Drive	248,186	—	—	248,186	1	6,127	100.0	100.0
Maryland	3,961,376	84,264	157,428	4,203,068	52	106,786	99.8	96.0

Research Triangle
Research Triangle
Mega Campus: Alexandria Center® for Life Science – Durham	1,912,211	—	325,936	2,238,147	16	36,948	92.1	78.7
6, 8, 10, 12, 14, 40, 41, 42, and 65 Moore Drive, 21, 25, 27, 29, and 31 Parmer Way, 2400 Ellis Road, and 14 TW Alexander Drive
Mega Campus: Alexandria Center® for Advanced Technologies	182,487	184,753	—	367,240	4	6,089	90.6	90.6
6, 8, 10, and 12 Davis Drive
Alexandria Center® for AgTech	267,509	72,891	—	340,400	2	11,064	100.0	100.0
5 and 9 Laboratory Drive
Alexandria Technology Center® – Alston	186,870	—	—	186,870	3	4,405	96.7	96.7
100, 800, and 801 Capitola Drive
108/110/112/114 TW Alexander Drive	158,417	—	—	158,417	1	5,196	97.4	97.4
Alexandria Innovation Center® – Research Triangle	136,729	—	—	136,729	3	4,155	100.0	100.0
7010, 7020, and 7030 Kit Creek Road
7 Triangle Drive	96,626	—	—	96,626	1	3,156	100.0	100.0
2525 East NC Highway 54	82,996	—	—	82,996	1	3,651	100.0	100.0
407 Davis Drive	81,956	—	—	81,956	1	1,644	100.0	100.0
601 Keystone Park Drive	77,395	—	—	77,395	1	1,375	100.0	100.0
6040 George Watts Hill Drive	61,547	—	—	61,547	1	2,148	100.0	100.0
5 Triangle Drive	32,120	—	—	32,120	1	1,147	100.0	100.0
6101 Quadrangle Drive	31,600	—	—	31,600	1	728	100.0	100.0
Research Triangle	3,308,463	257,644	325,936	3,892,043	36	81,706	94.6	86.1

Canada	552,018	—	—	552,018	6	10,070	78.6	78.6

Non-cluster/other markets	1,277,347	—	—	1,277,347	17	29,777	75.1	75.1

Total – North America	38,835,792	2,444,580	2,390,365	43,670,737	414	$1,746,580	94.0%	88.5%

Mega campuses are cluster campuses that consist of approximately 1 million or more RSF, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. Refer to the “Summary of pipeline” section within this Item 2 and the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(1)We own a partial interest in this property through a real estate joint venture. Refer to the “Joint venture financial information” section under Item 7 in this annual report in Form 10-K for additional information.

Leasing activity

During the year ended December 31, 2021, historic demand for our high-quality office/laboratory space has translated into record leasing volume and rental rate growth in 2021 for our overall portfolio and our value-creation pipeline.

•Executed a total of 318 leases, with a weighted-average lease term of 8.8 years, for 9.5 million RSF, including 3.9 million RSF related to our development and redevelopment projects, representing the highest annual total leasing volume;
•Highest annual leasing activity of 4.6 million RSF for renewed and re-leased spaces; and
•Highest annual rental rate increases of 37.9% and 22.6% (cash basis) on renewed and re-leased space.

Approximately 54% of the 318 leases executed during the year ended December 31, 2021, did not include concessions for free rent. During the year ended December 31, 2021, we granted tenant concessions/free rent averaging 2.4 months with respect to the 9.5 million RSF leased.

The following chart presents renewed/re-leased space and development/redevelopment/previously vacant space leased for the years ended December 31, 2021, 2020, and 2019:

Lease structure

Our Same Properties total revenue growth of 5.4% for the year ended December 31, 2021, and our Same Properties net operating income and Same Properties net operating income (cash basis) increases for the year ended December 31, 2021, of 4.2% and 7.1%, respectively, benefited significantly from strong market fundamentals. The limited supply of Class A space in AAA locations and strong demand from innovative tenants drove rental rate increases for the year ended December 31, 2021, of 37.9% and 22.6% (cash basis) on 4.6 million renewed/re-leased RSF, while a favorable triple net lease structure with contractual annual rent escalations resulted in both a consistent Same Properties operating margin of 72.0% and occupancy of 96.6% across our 247 Same Properties aggregating 23.5 million RSF. As of December 31, 2021, approximately 91% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Additionally, approximately 95% of our leases (on an RSF basis) contained contractual annual rent escalations approximating 3% that were either fixed or based on a consumer price index or another index, and approximately 94% of our leases (on an RSF basis) provided for the recapture of certain capital expenditures.

Leasing activity (continued)
The following table summarizes our leasing activity at our properties for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021				2020
	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	37.9%	(2)	22.6%	(2)	37.6%	18.3%
New rates	$59.00		$55.60		$49.51	$46.53
Expiring rates	$42.80		$45.36		$35.99	$39.32
RSF	4,614,040	(3)			2,556,833
Tenant improvements/leasing commissions	$41.05	(4)			$35.08
Weighted-average lease term	6.3 years				6.0 years

Developed/redeveloped/previously vacant space leased(5)
New rates	$78.52		$69.42		$56.67	$53.61
RSF	4,902,261	(3)			1,802,013
Weighted-average lease term	11.2 years				9.0 years

Leasing activity summary (totals):
New rates	$69.05		$62.72		$52.47	$49.46
RSF	9,516,301	(3)(6)			4,358,846
Weighted-average lease term	8.8 years				7.3 years

Lease expirations(1)
Expiring rates	$41.53		$43.70		$36.03	$39.01
RSF	5,747,192				3,560,188
Leasing activity includes 100% of results for properties in which we have an investment in North America.

(1)Excludes month-to-month leases aggregating 110,180 RSF and 96,383 RSF as of December 31, 2021 and 2020, respectively.
(2)Represents the highest annual rental rate growth in Company history.
(3)Represents the highest annual leasing volumes in Company history.
(4)Includes tenant improvements and leasing commissions averaging $78.91 per RSF related to long-term lease extensions aggregating 938,004 RSF with two tenants in Greater Boston. The weighted-average lease term of these extensions was 8.0 years, with a weighted-average increase of 50% in net effective rents from the existing leases. Excluding these leases, new tenant improvements and leasing commissions for renewed/re-leased space was $31.39 per RSF during the year ended December 31, 2021.
(5)Refer to “New Class A development and redevelopment properties: summary of pipeline” section within this Item 2 for additional information on total project costs.
(6)During the year ended December 31, 2021, we granted tenant concessions/free rent averaging 2.4 months with respect to the 9,516,301 RSF leased. Approximately 54% of the leases executed during the year ended December 31, 2021 did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of December 31, 2021:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (Per RSF)(1)	Percentage of Total Annual Rental Revenue

2022 (2)	2,793,222	7.7%	$40.58	6.5%
2023	3,827,027	10.5%	$40.73	8.9%
2024	3,166,324	8.7%	$43.36	7.9%
2025	2,978,305	8.2%	$50.41	8.6%
2026	2,267,304	6.2%	$47.63	6.2%
2027	2,135,473	5.9%	$45.41	5.6%
2028	3,322,877	9.1%	$52.67	10.0%
2029	2,089,274	5.7%	$56.45	6.8%
2030	2,186,023	6.0%	$57.85	7.2%
2031	2,617,681	7.2%	$59.61	8.9%
Thereafter	9,000,095	24.8%	$45.39	23.4%
(1)Represents amounts in effect as of December 31, 2021.
(2)Excludes month-to-month leases aggregating 110,180 RSF as of December 31, 2021.

The following tables present information by market with respect to our 2022 and 2023 contractual lease expirations in North America as of December 31, 2021:

	2022 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (Per RSF)(2)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment(3)		Remaining Expiring Leases(4)		Total(1)

Greater Boston	112,267	188,384	—		295,070		595,721	$56.30
San Francisco Bay Area	57,726	60,906	490,127		90,111		698,870	49.09
New York City	14,891	6,918	—		5,085		26,894	N/A
San Diego	123,522	52,652	305,034	(5)	155,646		636,854	35.85
Seattle	—	26,177	51,255		123,760		201,192	25.94
Maryland	70,933	—	—		88,187		159,120	21.08
Research Triangle	40,884	—	62,490		106,172		209,546	23.24
Canada	26,426	—	—		2,197		28,623	20.18
Non-cluster/other markets	—	65,188	70,700		100,514		236,402	21.84
Total	446,649	400,225	979,606		966,742		2,793,222	$40.58
Percentage of expiring leases	16%	14%	35%		35%		100%

	2023 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (Per RSF)(2)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment		Remaining Expiring Leases		Total

Greater Boston	66,361	14,857	312,845		751,245		1,145,308	$49.57
San Francisco Bay Area	—	—	—		431,620	(6)	431,620	66.57
New York City	—	—	—		52,724		52,724	N/A
San Diego	—	269,053	269,048		744,404		1,282,505	34.12
Seattle	—	—	84,782		227,636		312,418	21.95
Maryland	—	144,051	—		207,761		351,812	26.19
Research Triangle	—	—	—		219,521		219,521	31.18
Canada	—	13,224	—		—		13,224	30.65
Non-cluster/other markets	—	—	—		17,895		17,895	68.01
Total	66,361	441,185	666,675		2,652,806		3,827,027	$40.73
Percentage of expiring leases	2%	12%	17%		69%		100%

(1)Excludes month-to-month leases aggregating 110,180 RSF as of December 31, 2021.
(2)Represents amounts in effect as of December 31, 2021.
(3)Represents RSF targeted for development or redevelopment upon expiration of existing in-place leases primarily related to recently acquired properties with an average contractual lease expiration date, weighted by annual rental revenue, of May 2, 2022. Refer to “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional details on value-creation square feet currently included in rental properties.
(4)The largest remaining contractual expiration is 113,555 RSF in our Cambridge/Inner Suburbs submarket.
(5)Includes 139,135 RSF at 11255 and 11355 North Torrey Pines Road in our Torrey Pines submarket which we plan to develop into two buildings totaling 309,094 RSF that are fully leased.
(6)Includes 76,752 RSF at 3412 Hillview Avenue in our Greater Stanford submarket which is under evaluation to be redeveloped, subject to market conditions.

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

Our investments in real estate consisted of the following as of December 31, 2021 (dollars in thousands):

		Development and Redevelopment
	Operating	Under Construction	Near Term		Intermediate Term	Future	Subtotal	Total
Investments in real estate
Book value as of December 31, 2021(1)	$22,204,468	$3,168,442	$1,147,726		$738,464	$1,474,008	$6,528,640	$28,733,108

Square footage
Operating	38,835,792	—	—		—	—	—	38,835,792
New Class A development and redevelopment properties	—	4,834,945	6,209,111	(2)	3,855,608	17,620,857	32,520,521	32,520,521
Value-creation square feet currently included in rental properties(3)	—	—	(1,250,525)		(122,991)	(3,012,092)	(4,385,608)	(4,385,608)
Total square footage	38,835,792	4,834,945	4,958,586		3,732,617	14,608,765	28,134,913	66,970,705

(1)Balances exclude depreciation and our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.
(2)Includes 2,565,808 RSF currently 89% leased/negotiating expected to commence construction in the next six quarters. Refer to “New Class A development and redevelopment properties: current projects” within this Item 2 for additional details.
(3)Refer to “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional details on value-creation square feet currently included in rental properties.

Acquisitions

Our real estate asset acquisitions for the year ended December 31, 2021 consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy		Square Footage								Purchase Price
						Acquisitions With Development and Redevelopment Opportunities(1)						Operating	Total(3)
						Future Development		Active Development/Redevelopment	Operating With Future Development/ Redevelopment	Operating(2)

Year ended December 31, 2021:
One Rogers Street	Cambridge/Inner Suburbs Greater Boston	12/30/21	1	100%	(4)	TBD		403,892	—	4,367		—	408,259	$849,422
550 Arsenal Street	Cambridge/Inner Suburbs/Greater Boston	4/21/21	1	98		775,000		—	260,867	—		—	775,000	130,000
Alexandria Center® for Life Science – Fenway	Fenway/Greater Boston	1/29/21	2	90	(5)	305,000	(6)	510,116	311,066	662,079		—	1,788,261	1,483,200	(5)(6)
One Investors Way	Route 128/Greater Boston	4/6/21	1	100		350,000		—	—	240,000	(7)	—	590,000	105,000
840 Winter Street	Route 128/Greater Boston	1/20/21	1	100		—		130,000	—	30,009		—	160,009	58,126
Other	Other/Greater Boston	8/24/21	4	45		440,992		453,869	173,276	—		—	1,068,137	192,000
1178 El Camino Real	South San Francisco/San Francisco Bay Area	11/5/21	—	N/A		620,000		—	—	—		—	620,000	128,000
1122 El Camino Real	South San Francisco/San Francisco Bay Area	9/14/21	1	100		700,000		—	223,232	—		—	700,000	105,250
3420 and 3440 Hillview Avenue	Greater Stanford/San Francisco Bay Area	10/5/21	2	75		—		—	185,228	—		—	185,228	203,800
1501-1599 Industrial Road	Greater Stanford/San Francisco Bay Area	6/22/21	6	88		—		—	103,063	—		—	103,063	112,000
2475 Hanover Street	Greater Stanford/San Francisco Bay Area	4/28/21	1	100		—		—	83,980	—		—	83,980	105,000
888 Bransten Road	Greater Stanford/San Francisco Bay Area	11/4/21	—	N/A		210,830		—	—	—		—	210,830	55,000
6260, 6290, 6310, 6340, and 6350 Sequence Drive	Sorrento Mesa/San Diego	6/10/21	5	100		887,000		—	487,023	—		—	887,000	298,476
Pacific Technology Park (50% interest in consolidated JV)	Sorrento Mesa/San Diego	8/5/21	5	100		—		—	228,871	315,481		—	544,352	85,750
Other	Other/San Diego	7/21/21	9	77%		64,235		—	211,440	98,428		—	374,103	$135,484

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
(4)We pre-leased the entire building by executing leases aggregating 403,892 RSF prior to closing of the acquisition in December 2021.
(5)The campus includes an operating property with future redevelopment opportunities at 401 Park Drive, a development project at 201 Brookline Avenue, and a future development opportunity. 401 Park Drive, aggregating 973,145 RSF, is 90% occupied, with an additional 3% of leased space that is under renovation, and has initial stabilized yields of 5.7% and 4.5% (cash basis). We expect to provide total estimated costs and related yields for the development projects at 201 Brookline Avenue and the future development/redevelopment opportunities in the future, subsequent to the commencement of construction. Refer to “New Class A development and redevelopment properties: current projects” within this Item 2 for additional information.
(6)Excludes the 202,997 RSF in additional development entitlements achieved during the three months ended December 31, 2021 at our 421 Park Drive future development site. We expect to settle this acquisition consideration during the three months ending March 31, 2022.
(7)Upon acquisition of this property, we entered into a 12-year lease with Moderna, Inc.

Acquisitions (continued)

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage							Purchase Price
					Acquisitions With Development and Redevelopment Opportunities(1)				Operating		Total(3)
					Future Development	Active Development/Redevelopment	Operating With Future Development/ Redevelopment	Operating(2)

Year ended December 31, 2021:

9601, 9605, 9609, 9613, and 9615 Medical Center Drive(4)	Rockville/Maryland	5/12/21	5	100%	258,000	94,256	—	595,381	—		947,637	$80,382
3029 East Cornwallis Road	Research Triangle/Research Triangle	7/30/21	—	N/A	1,055,000	—	—	—	—		1,055,000	91,000
Other	Various	Various	43	89	4,999,768	390,675	1,229,735	859,663	426,460	(5)	7,906,301	1,251,264
			87	91%	10,665,825	1,982,808	3,497,781	2,805,408	426,460		18,407,160	$5,469,154

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
(4)We acquired land subject to two ground leases aggregating 595,381 RSF at 9609, 9613, and 9615 Medical Center Drive. We also acquired the land at 9605 Medical Center Drive, where we had previously acquired the building subject to a ground lease during the three months ended March 31, 2020.
(5)Includes the acquisition of our partner’s 43.2% ownership interest in our previously unconsolidated real estate joint venture at 704 Quince Orchard Road for $9.4 million. We completed the redevelopment of this stabilized property during the three months ended June 30, 2019.

Dispositions and sales of partial interests
Our completed dispositions of and sales of partial interests in real estate assets during the year ended December 31, 2021 consisted of the following (dollars in thousands, except for sales price per RSF):

Property	Submarket/Market	Date of Sale	Interest Sold		RSF	Capitalization Rate	Capitalization Rate (Cash Basis)	Sales Price(1)		Sales Price per RSF	Gain (Loss) or Consideration in Excess of Book Value
Year ended December 31, 2021:
50 and 60 Binney Street	Cambridge/Inner Suburbs/ Greater Boston	12/15/21	66%	(2)	532,395	4.3%	3.9%	$782,259		$2,226	$457,529	(3)

409 and 499 Illinois Street	Mission Bay/San Francisco Bay Area	10/5/21	35%	(2)(4)	455,069	5.0%	4.2%	274,681		$1,366	113,756	(3)
1500 Owens Street	Mission Bay/San Francisco Bay Area		25.1%	(2)(4)	158,267

455 Mission Bay Boulevard South	Mission Bay/San Francisco Bay Area	12/16/21	75.0%	(2)	228,140	4.1%	3.8%	381,355		$1,295	221,868	(3)
1700 Owens Street	Mission Bay/San Francisco Bay Area				164,513

213 East Grand Avenue	South San Francisco/ San Francisco Bay Area	4/22/21	70%	(2)	300,930	4.5%	4.0%	301,000		$1,429	103,679	(3)
Menlo Gateway	Greater Stanford/ San Francisco Bay Area	12/21/21	(5)	(2)	772,983	5.4%	5.1%	397,851	(6)	$1,430	101,050	(7)
260 Townsend Street	SoMa/San Francisco Bay Area	7/30/21	100%		66,682	N/A	N/A	49,000	(8)	$735	(435)	(7)
9444 Waples Street	Sorrento Mesa/San Diego	8/5/21	50%	(2)	88,380	N/A	N/A	11,469		$260	—
400 Dexter Avenue North	Lake Union/Seattle	7/23/21	70%	(2)	290,111	4.1%	4.2%	254,814		$1,255	95,467	(3)
2301 5th Avenue	Lake Union/Seattle	12/22/21	100%		197,135	6.3%	4.9%	118,707		$602	23,175	(7)
220 and 240 2nd Avenue South	SoDo/Seattle	7/29/21	100%		80,160	N/A	N/A	24,100		$301	—
Other	Various	Various	100%		264,007	N/A	N/A	34,900		N/A	2,779	(7)
					3,598,772			$2,630,136	(9)		$1,118,868	(10)

(1)For sales of partial interests; represents the contractual sales price for the percentage interest of the property sold by us.
(2)Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional details.
(3)For each partial interest sale, we control the newly formed real estate joint venture and therefore continue to consolidate this property. We accounted for the difference between the consideration received and the book value of the interest sold as an equity transaction, with no gain or loss recognized in earnings.
(4)We recapitalized these consolidated real estate joint ventures and sold: (i) a 35% interest in 409 and 499 Illinois Street and (ii) a 25.1% interest in 1500 Owens Street, resulting in an acquisition by the investor of a 75% ownership interest in each joint venture, including the interest held by our previous joint venture partners.
(5)We sold our 49.0% interest in Menlo Gateway, which represented our entire equity interest in this unconsolidated real estate joint venture.
(6)Represents a sales price of $541.5 million less our share of the debt held by the unconsolidated real estate joint venture assumed by the buyer aggregating $143.6 million.
(7)We sold our entire interest in this property and recognized the related gains (losses) in earnings, classified within gain on sales of real estate in our consolidated statements of operations.
(8)Includes the assumption by the buyer of a secured loan of $28.2 million.
(9)Represents the highest total volume of dispositions in Company history, at a weighted-average capitalization rate (cash basis) of 4.1%.
(10)We achieved a weighted-average value-creation margin of 75% on our completed dispositions and sales of partial interest.

New Class A development and redevelopment properties

Demand for our value-creation development and redevelopment projects of high-quality office/laboratory space and our continued operational excellence at our world-class, sophisticated laboratory facilities and strong execution by our team has translated into record leasing activity.

Projects Either Under Construction or Expected to Commence Construction in the Next Six Quarters
>$610 Million Projected Incremental Annual Rental Revenues Primarily commencing from the first quarter of 2022 through the fourth quarter of 2024

7.4 million RSF(1)

83% Leased/Negotiating

As of December 31, 2021.
(1)Includes 4.8 million RSF under construction and 2.6 million RSF expected to commence construction in the next six quarters.

New Class A development and redevelopment properties: recent deliveries

The Arsenal on the Charles	201 Haskins Way	825 and 835 Industrial Road
Greater Boston/ Cambridge/Inner Suburbs	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ Greater Stanford
137,111 RSF	270,879 RSF	476,211 RSF
100% Occupancy	100% Occupancy	100% Occupancy

Commercial St
Industrial Rd
ALEXANDRIA CENTER
FOR LIFE SCIENCE

3160 Porter Drive	30-02 48 Avenue	5505 Morehouse Drive
San Francisco Bay Area/ Greater Stanford	New York City/New York City	San Diego/Sorrento Mesa
57,696 RSF	41,848 RSF	28,324 RSF
100% Occupancy	100% Occupancy	100% Occupancy

ALEXANDRIA CENTER FOR LIFE SCIENCE AT STANFORD RESEARCH PARK
LOCATION
CAPITAL
TALENT
INNOVATION
ALEXANDRIA
3160

New Class A development and redevelopment properties: recent deliveries (continued)

1165 Eastlake Avenue East	9601 and 9603 Medical Center Drive	9804 Medical Center Drive
Seattle/Lake Union	Maryland/Rockville	Maryland/Rockville
100,086 RSF	17,378 RSF	176,832 RSF
100% Occupancy	100% Occupancy	100% Occupancy

700 Quince Orchard Road	2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive(1)	5 and 9 Laboratory Drive(2)	8 and 10 Davis Drive(3)
Maryland/Gaithersburg	Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle
171,239 RSF	326,445 RSF	87,109 RSF	65,247 RSF
100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy

(1)Image represents 2400 Ellis Road in our Alexandria Center® for Life Science – Durham mega campus.
(2)Image represents 9 Laboratory Drive in our Alexandria Center® for AgTech campus.
(3)Image represents 10 Davis Drive in our Alexandria Center® for Advanced Technologies mega campus.

New Class A development and redevelopment properties: recent deliveries (continued)
The following table presents value-creation development and redevelopment of new Class A properties placed into service during the year ended December 31, 2021 (dollars in thousands):

Property/Market/Submarket	4Q21 Delivery Date(1)	Our Ownership Interest	RSF Placed in Service						Occupancy Percentage(2)	Total Project		Unlevered Yields
			Prior to 1/1/21	1Q21	2Q21	3Q21	4Q21	Total				Initial Stabilized		Initial Stabilized (Cash Basis)
										RSF	Investment
Development projects
201 Haskins Way/San Francisco Bay Area/South San Francisco	11/1/21	100%	—	—	171,042	55,358	44,479	270,879	100%	323,190	$370,000	6.4%		6.2%
825 and 835 Industrial Road/San Francisco Bay Area/Greater Stanford	10/22/21	100%	96,463	99,557	114,157	6,369	159,665	476,211	100%	526,129	630,000	6.4		6.1
1165 Eastlake Avenue East/Seattle/ Lake Union	N/A	100%	—	100,086	—	—	—	100,086	100%	100,086	138,000	6.3	(3)	6.4	(3)
9804 Medical Center Drive/Maryland/Rockville	N/A	100%	—	176,832	—	—	—	176,832	100%	176,832	89,300	8.3		8.0
5 and 9 Laboratory Drive/Research Triangle/Research Triangle	11/27/21	100%	—	—	—	25,812	61,297	87,109	100%	340,400	193,000	7.1		7.0
8 and 10 Davis Drive/Research Triangle/Research Triangle	10/24/21	100%	—	—	—	20,500	44,747	65,247	100%	250,000	151,000	7.5		7.3

Redevelopment projects
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	12/27/21	100%	—	—	—	86,546	50,565	137,111	100%	872,665	772,000	6.2		5.5
3160 Porter Drive/San Francisco Bay Area/Greater Stanford	10/15/21	100%	—	—	—	43,578	14,118	57,696	100%	92,300	107,000	5.2		5.0
30-02 48th Avenue/New York City/ New York City	12/1/21	100%	17,716	—	15,176	—	8,956	41,848	100%	179,100	224,000	5.8		5.8
5505 Morehouse Drive/San Diego/ Sorrento Mesa	11/19/21	100%	—	—	—	—	28,324	28,324	100%	79,945	67,000	6.9		7.0
Other/San Diego	N/A	100%	—	—	128,745	—	—	128,745	100%	128,745	47,000	8.0	(4)	8.0	(4)
9601 and 9603 Medical Center Drive/Maryland/Rockville	12/1/21	100%	—	—	—	—	17,378	17,378	100%	94,256	54,000	8.4		7.1
700 Quince Orchard Road/Maryland/Rockville	11/1/21	100%	—	—	—	—	171,239	171,239	100%	171,239	79,000	8.8		7.4
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive/Research Triangle/Research Triangle	N/A	100%	—	—	326,445	—	—	326,445	100%	652,381	245,000	7.5		6.7
Total	11/5/21		114,179	376,475	755,565	238,163	600,768	2,085,150		3,987,268	$3,166,300	6.6%		6.2%
(1)Represents the average delivery date for deliveries that occurred during the three months ended December 31, 2021, weighted by annual rental revenue.
(2)Relates to total operating RSF placed in service as of the most recent delivery.
(3)Unlevered yields represent aggregate returns for 1165 Eastlake Avenue East, an amenity-rich research headquarters for Adaptive Biotechnologies Corporation, and 1208 Eastlake Avenue East, an adjacent multi-tenant office/laboratory building.
(4)We achieved yields greater than 8.0%.

New Class A development and redevelopment properties: current projects

325 Binney Street	One Rogers Street	The Arsenal on the Charles	201 Brookline Avenue	40, 50, and 60 Sylvan Road
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/Route 128
462,100 RSF	403,892 RSF	250,567 RSF	510,116 RSF	202,428 RSF
100% Leased	100% Leased	94% Leased/Negotiating	96% Leased/Negotiating	61% Leased/Negotiating

840 Winter Street	201 Haskins Way	751 Gateway Boulevard	825 and 835 Industrial Road	3160 Porter Drive
Greater Boston/Route 128	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ Greater Stanford	San Francisco Bay Area/ Greater Stanford
130,000 RSF	52,311 RSF	230,592 RSF	49,918 RSF	34,604 RSF
99% Leased/Negotiating	100% Leased	100% Leased	100% Leased	97% Leased/Negotiating

New Class A development and redevelopment properties: current projects (continued)

30-02 48th Avenue	3115 Merryfield Row	10055 Barnes Canyon Road	1150 Eastlake Avenue East	9601 and 9603 Medical Center Drive
New York City/New York City	San Diego/Torrey Pines	San Diego/Sorrento Mesa	Seattle/Lake Union	Maryland/Rockville
96,003 RSF	146,456 RSF	195,435 RSF	311,631 RSF	76,878 RSF
69% Leased/Negotiating	100% Leased	100% Leased	62% Leased/Negotiating	100% Leased/Negotiating

9950 Medical Center Drive	20400 Century Boulevard	2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive(1)	5 and 9 Laboratory Drive(2)	8 and 10 Davis Drive(3)
Maryland/Rockville	Maryland/Gaithersburg	Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle
84,264 RSF	80,550 RSF	325,936 RSF	72,891 RSF	184,753 RSF
100% Leased	40% Leased/Negotiating	80% Leased/Negotiating	95% Leased/Negotiating	94% Leased/Negotiating

(1)Image represents 14 TW Alexander Drive in our Alexandria Center® for Life Science – Durham mega campus.
(2)Image represents 9 Laboratory Drive in our Alexandria Center® for AgTech campus.
(3)Image represents 10 Davis Drive in our Alexandria Center® for Advanced Technologies mega campus.

New Class A development and redevelopment properties: current projects (continued)

The following tables set forth a summary of our new Class A development and redevelopment properties under construction and pre-leased/negotiating near-term projects expected to commence construction in the next six quarters as of December 31, 2021 (dollars in thousands):

Market Property/Submarket		Square Footage				Percentage				Occupancy(1)
	Dev/Redev	In Service	CIP	Total		Leased		Leased/Negotiating		Initial	Stabilized
Under construction
Greater Boston
325 Binney Street/Cambridge/Inner Suburbs	Dev	—	462,100	462,100		100%		100%		2023	2024
One Rogers Street/Cambridge/Inner Suburbs	Redev	4,367	403,892	408,259		100		100		2023	2023
The Arsenal on the Charles/Cambridge/Inner Suburbs	Redev	622,098	250,567	872,665		83		94		3Q21	2022
201 Brookline Avenue/Fenway	Dev	—	510,116	510,116		88		96		2022	2023
40, 50, and 60 Sylvan Road/Route 128	Redev	312,845	202,428	515,273		61		61		2023	2024
840 Winter Street/Route 128	Redev	30,009	130,000	160,009		18		99		2023	2024
Other	Redev	—	453,869	453,869		—		—		2023	TBD
San Francisco Bay Area
201 Haskins Way/South San Francisco	Dev	270,879	52,311	323,190		100		100		2Q21	2022
751 Gateway Boulevard/South San Francisco	Dev	—	230,592	230,592		100		100		2023	2023
825 and 835 Industrial Road/Greater Stanford	Dev	476,211	49,918	526,129		100		100		4Q20	2022
3160 Porter Drive/Greater Stanford	Redev	57,696	34,604	92,300		89		97		3Q21	2022
New York City
30-02 48th Avenue/New York City	Redev	83,097	96,003	179,100		60		69		4Q20	2022
San Diego
3115 Merryfield Row/Torrey Pines	Dev	—	146,456	146,456		100		100		2022	2022
10055 Barnes Canyon Road/Sorrento Mesa	Dev	—	195,435	195,435		100		100		2022	2022
5505 Morehouse Drive/Sorrento Mesa	Redev	28,324	51,621	79,945		100		100		4Q21	2022
10102 Hoyt Park Drive/Other	Dev	—	144,113	144,113		100		100		2023	2023
10277 Scripps Ranch Boulevard/Other	Redev	—	70,041	70,041		—		—		2023	TBD
Seattle
1150 Eastlake Avenue East/Lake Union	Dev	—	311,631	311,631		32		62		2023	TBD
3301, 3555, and 3755 Monte Villa Parkway/Bothell	Redev	246,647	213,976	460,623		53		53		2022	2023
Maryland
9601 and 9603 Medical Center Drive/Rockville	Redev	17,378	76,878	94,256		51		100		4Q21	2023
9950 Medical Center Drive/Rockville	Dev	—	84,264	84,264		100		100		1H22	2022
20400 Century Boulevard/Gaithersburg	Redev	—	80,550	80,550		40		40		2022	2023
Research Triangle
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive/Research Triangle	Redev	326,445	325,936	652,381		77		80		2Q21	2022
5 and 9 Laboratory Drive/Research Triangle	Redev/Dev	267,509	72,891	340,400		93		95		3Q21	2022
8 and 10 Davis Drive/Research Triangle	Dev	65,247	184,753	250,000	(2)	83	(2)	94	(2)	3Q21	2022
		2,808,752	4,834,945	7,643,697		75%		82%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Multi-tenant projects may have occupancy by tenants over a period of time. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.
(2)Represents 150,000 RSF that is 90% leased/negotiating at 8 Davis Drive and 100,000 RSF that is 100% leased at 10 Davis Drive.

New Class A development and redevelopment properties: current projects (continued)

Market Property/Submarket		Square Footage			Percentage
	Dev/Redev	In Service	CIP	Total	Leased	Leased/Negotiating
Pre-leased/negotiating near-term projects expected to commence construction in the next six quarters
Greater Boston
99 Coolidge Avenue/Cambridge/Inner Suburbs	Dev	—	275,000	275,000	—%	34%
The Arsenal on the Charles, Phase I/Cambridge/Inner Suburbs	Dev	—	120,454	120,454	84	84
The Arsenal on the Charles, Phase II/Cambridge/Inner Suburbs	Dev	—	100,000	100,000	—	88
15 Necco Street/Seaport Innovation District	Dev	—	350,000	350,000	—	97
San Diego
11255 and 11355 North Torrey Pines Road/Torrey Pines	Dev	—	309,094	309,094	100	100
10931 and 10933 North Torrey Pines Road/Torrey Pines	Dev	—	299,158	299,158	100	100
Alexandria Point, Phase II/University Town Center	Dev	—	409,000	409,000	—	100
Alexandria Point, Phase I/University Town Center	Dev	—	171,102	171,102	100	100
Maryland
9820 Darnestown Road/Rockville	Dev	—	250,000	250,000	—	100
9810 Darnestown Road/Rockville	Dev	—	192,000	192,000	100	100
9808 Medical Center Drive/Rockville	Dev	—	90,000	90,000	29	29
		—	2,565,808	2,565,808	43	89
		2,808,752	7,400,753	10,209,505	67%	83%

New Class A development and redevelopment properties: current projects (continued)

	Our Ownership Interest							Unlevered Yields
Market Property/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized		Initial Stabilized (Cash Basis)

Under construction
Greater Boston
325 Binney Street/Cambridge/Inner Suburbs	100%	$—	$240,287	$540,713		$781,000		8.6%		7.2%
One Rogers Street/Cambridge/Inner Suburbs	100%	10,844	847,262	347,894		1,206,000		5.2%		4.2%
The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	500,636	226,128	45,236		772,000		6.2%		5.5%
201 Brookline Avenue/Fenway	98.3%	—	476,012	257,988		734,000		7.2%	(1)	6.2%	(1)
40, 50, and 60 Sylvan Road/Route 128	100%	173,595	92,461	TBD
840 Winter Street/Route 128	100%	14,013	66,142
Other	100%	—	115,214
San Francisco Bay Area
201 Haskins Way/South San Francisco	100%	304,606	49,710	15,684		370,000		6.4%		6.2%
751 Gateway Boulevard/South San Francisco	49.9%	—	78,007	211,993		290,000		6.5%		6.3%
825 and 835 Industrial Road/Greater Stanford	100%	565,335	46,072	18,593		630,000		6.4%		6.1%
3160 Porter Drive/Greater Stanford	100%	62,893	38,826	5,281		107,000		5.2%		5.0%
New York City
30-02 48th Avenue/New York City	100%	75,062	108,037	40,901		224,000		5.8%		5.8%
San Diego
3115 Merryfield Row/Torrey Pines	100%	—	124,372	27,628		152,000		6.2%		6.2%
10055 Barnes Canyon Road/Sorrento Mesa	50.0%	—	88,400	92,600		181,000		7.2%		6.6%
5505 Morehouse Drive/Sorrento Mesa	100%	17,909	37,074	12,017		67,000		6.9%		7.0%
10102 Hoyt Park Drive/Other	100%	—	42,713	71,287		114,000		7.4%		6.5%
10277 Scripps Ranch Boulevard/Other	100%	—	25,966	TBD
Seattle
1150 Eastlake Avenue East/Lake Union	100%	—	117,929	287,071		405,000		6.4%		6.2%
3301, 3555, and 3755 Monte Villa Parkway/Bothell	100%	55,198	72,233	TBD
Maryland
9601 and 9603 Medical Center Drive/Rockville	100%	6,124	24,179	23,697		54,000		8.4%		7.1%
9950 Medical Center Drive/Rockville	100%	—	42,673	16,927		59,600		8.6%		7.7%
20400 Century Boulevard/Gaithersburg	100%	—	16,217	18,783		35,000		8.5%		8.6%
Research Triangle
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive/Research Triangle	100%	92,403	77,021	75,576		245,000		7.5%		6.7%
5 and 9 Laboratory Drive/Research Triangle	100%	148,582	39,347	5,071		193,000		7.1%		7.0%
8 and 10 Davis Drive/Research Triangle	100%	30,252	76,160	44,588		151,000		7.5%		7.3%
		$2,057,452	$3,168,442	$3,070,000	(2)(3)	$8,290,000	(2)

(1)We expect to achieve initial stabilized yields of 7.2% and 6.2% (cash basis), which represent improvements of 40 bps and 20 bps, from the respective initial stabilized yields disclosed on October 25, 2021. The increase is primarily attributable to higher rental rates.
(2)Amounts rounded to the nearest $10 million.
(3)Based on the expected incremental EBITDA generated upon stabilization of these projects over the period of 2022 to 2024 and our fourth quarter of 2022 annualized target of net debt and preferred stock to adjusted EBITDA of less than or equal to 5.1x, we expect $1.1 billion of incremental equity funding on a leverage neutral basis to complete our projects under construction aggregating 4.8 million RSF as of December 31, 2021. The balance of the remaining cost to complete is expected to be funded with $2.0 billion of debt. Refer to the “Capital resources” section under “Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K additional details. Actual debt and equity capital funding until stabilization of these projects may vary from these estimates.

New Class A development and redevelopment properties: summary of pipeline
The following table summarizes the key information for all our development and redevelopment projects in North America and a key pending acquisition as of December 31, 2021 (dollars in thousands):

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Under Construction	Near Term	Intermediate Term	Future

Greater Boston
Mega Campus: Alexandria Center® at One Kendall Square/Cambridge/Inner Suburbs	100%	$240,287	462,100	—	—	—	462,100
325 Binney Street
Mega Campus: Alexandria Center® at Kendall Square/Cambridge/ Inner Suburbs	100%	847,262	403,892	—	—	—	403,892
One Rogers Street
Mega Campus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	267,261	250,567	220,454	—	34,157	505,178
311 Arsenal Street, 300 and 400 North Beacon Street, and 100 and 200 Talcott Avenue
Mega Campus: Alexandria Center® for Life Science – Fenway/Fenway	(2)	719,937	510,116	—	507,997	—	1,018,113
201 Brookline Avenue and 421 Park Drive
Reservoir Woods/Route 128	100%	140,723	202,428	312,845	—	440,000	955,273
40, 50, and 60 Sylvan Road
840 Winter Street/Route 128	100%	66,142	130,000	—	—	—	130,000
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	66,124	—	275,000	—	—	275,000
15 Necco Street/Seaport Innovation District	90.0%	227,051	—	350,000	—	—	350,000
10 Necco Street/Seaport Innovation District	100%	94,490	—	—	175,000	—	175,000
215 Presidential Way/Route 128	100%	6,808	—	—	112,000	—	112,000
Mega Campus: Alexandria Technology Square®/Cambridge/ Inner Suburbs	100%	7,881	—	—	—	100,000	100,000
Mega Campus: 480 Arsenal Way and 500 and 550 Arsenal Street/Cambridge/Inner Suburbs	100%	55,680	—	—	—	775,000	775,000
Mega Campus: 380 and 420 E Street/Seaport Innovation District	100%	120,865	—	—	—	1,000,000	1,000,000
99 A Street/Seaport Innovation District	100%	47,139	—	—	—	235,000	235,000
Mega Campus: One Upland Road, 100 Tech Drive, and One Investors Way/Route 128	100%	22,861	—	—	—	1,100,000	1,100,000
Other value-creation projects	100%	165,496	453,869	190,992	—	466,504	1,111,365
		$3,096,007	2,412,972	1,349,291	794,997	4,150,661	8,707,921

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
(2)We have a 98.3% ownership interest in 201 Brookline Avenue aggregating 510,116 RSF, which is currently under construction. We have a 100% ownership interest in the intermediate-term development project at 421 Park Drive aggregating 507,997 SF.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Under Construction	Near Term	Intermediate Term		Future

San Francisco Bay Area
Mega Campus: Alexandria Technology Center® – Gateway/ South San Francisco	49.9%	$100,575	230,592	300,010	—		291,000	821,602
651 and 751 Gateway Boulevard
Alexandria Center® for Life Science – South San Francisco/ South San Francisco	100%	49,710	52,311	—	—		—	52,311
201 Haskins Way
Mega Campus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	391,038	49,918	—	700,000		797,830	1,547,748
825, 835, and 960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
3160 Porter Drive/Greater Stanford	100%	38,826	34,604	—	—		—	34,604
Mega Campus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	100%	53,408	—	191,000	—		—	191,000
1450 Owens Street
3825 and 3875 Fabian Way/Greater Stanford	100%	—	—	250,000	—		228,000	478,000
901 California Avenue/Greater Stanford	100%	3,797	—	56,924	—		—	56,924
3450 and 3460 Hillview Avenue/Greater Stanford	100%	—	—	42,340	34,611		—	76,951
Mega Campus: 88 Bluxome Street/SoMa	100%	323,680	—	1,070,925	—		—	1,070,925
Mega Campus: 1122 and 1178 El Camino Real/South San Francisco	100%	235,985	—	—	—		1,320,000	1,320,000
Mega Campus: 213, 249, 259, 269, and 279 East Grand Avenue/ South San Francisco	30.0%	6,352	—	—	—		90,000	90,000
2475 Hanover Street/Greater Stanford	100%	—	—	—	—		83,980	83,980
Other value-creation projects	(2)	54,275	—	—	—		303,407	303,407
		1,257,646	367,425	1,911,199	734,611		3,114,217	6,127,452
New York City
Alexandria Center® for Life Science – Long Island City/New York City	100%	138,631	96,003	135,938	—		—	231,941
30-02 48th Avenue and 47-50 30th Street
Mega Campus: Alexandria Center® for Life Science – New York City/ New York City	100%	79,961	—	—	550,000	(3)	—	550,000
219 East 42nd Street/New York City	100%	—	—	—	—		579,947	579,947
		$218,592	96,003	135,938	550,000		579,947	1,361,888

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
(2)Includes a future development project aggregating 278,407 RSF at Alexandria Center® for Life Science – Millbrae Station, where we have a 40.3% ownership interest.
(3)Pursuant to an option agreement, we are currently negotiating a long-term ground lease with the City of New York for the future site of a new building approximating 550,000 RSF.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Under Construction	Near Term	Intermediate Term	Future

San Diego
Mega Campus: One Alexandria Square/Torrey Pines	100%	$287,221	146,456	608,252	—	125,280	879,988
3115 Merryfield Row, 10931, 10933, 11255, and 11355 North Torrey Pines Road, and 10975 and 10995 Torreyana Road
Mega Campus: SD Tech by Alexandria/Sorrento Mesa	50.0%	215,498	247,056	190,074	160,000	333,845	930,975
9805 Scranton Road, 5505 Morehouse Drive(2), and 10055 and 10075 Barnes Canyon Road
10102 Hoyt Park Drive/Other	100%	42,713	144,113	—	—	—	144,113
10277 Scripps Ranch Boulevard/Other	100%	25,966	70,041	—	—	—	70,041
Mega Campus: Alexandria Point/University Town Center	55.0%	117,757	—	580,102	—	324,445	904,547
10260 Campus Point Drive and 4110, 4150, and 4160 Campus Point Court
Mega Campus: Sequence District by Alexandria/Sorrento Mesa	100%	40,142	—	200,000	509,000	1,089,915	1,798,915
6260, 6290, 6310, 6340, 6350, and 6450 Sequence Drive
Mega Campus: University District/University Town Center	100%	68,817	—	—	600,000	—	600,000
9363, 9373, 9393 Towne Centre Drive, and 4555 Executive Drive
9444 Waples Street/Sorrento Mesa	50.0%	19,062	—	—	149,000	—	149,000
Mega Campus: 5200 Illumina Way/University Town Center	51.0%	13,524	—	—	—	451,832	451,832
4025, 4031, 4045, and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	14,710	—	—	—	247,000	247,000
Other value-creation projects	100%	14,162	—	54,000	—	114,235	168,235
		859,572	607,666	1,632,428	1,418,000	2,686,552	6,344,646
Seattle
Mega Campus: The Eastlake Life Science Company by Alexandria/ Lake Union	100%	117,929	311,631	—	—	—	311,631
1150 Eastlake Avenue East
Mega Campus: Alexandria Center® for Life Science – South Lake Union/Lake Union	100%	114,210	—	217,000	—	188,400	405,400
601 and 701 Dexter Avenue North
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	72,233	213,976	51,255	—	—	265,231
3301, 3555, and 3755 Monte Villa Parkway
1010 4th Avenue South/SoDo	100%	51,395	—	—	—	544,825	544,825
830 4th Avenue South/SoDo	100%	—	—	—	—	52,488	52,488
Mega Campus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	12,835	—	—	—	230,000	230,000
21660 20th Avenue Southeast
Other value-creation projects	100%	77,484	—	—	—	691,000	691,000
		$446,086	525,607	268,255	—	1,706,713	2,500,575
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
(2)We own 100% of this property.

New Class A development and redevelopment properties: summary of pipeline (continued)

Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment				Total(1)
				Under Construction	Near Term	Intermediate Term	Future

Maryland
Mega Campus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	$135,795		161,142	532,000	258,000	38,000	989,142
9601, 9603, and 9950 Medical Center Drive and 9810, 9820, and 9830 Darnestown Road
20400 Century Boulevard/Gaithersburg	100%	16,217		80,550	—	—	—	80,550
		152,012		241,692	532,000	258,000	38,000	1,069,692
Research Triangle
Mega Campus: Alexandria Center® for Life Science – Durham/ Research Triangle	100%	120,888		325,936	100,000	—	885,000	1,310,936
40 and 41 Moore Drive and 14 TW Alexander Drive
Mega Campus: Alexandria Center® for Advanced Technologies/ Research Triangle	100%	121,663		184,753	180,000	—	990,000	1,354,753
4, 8, and 10 Davis Drive
Alexandria Center® for AgTech/Research Triangle	100%	39,347		72,891	—	—	—	72,891
9 Laboratory Drive
Mega Campus: Alexandria Center® for NextGen Medicines/ Research Triangle	100%	96,056		—	100,000	100,000	855,000	1,055,000
3029 East Cornwallis Road
Other value-creation projects	100%	4,185		—	—	—	76,262	76,262
		382,139		583,580	380,000	100,000	2,806,262	3,869,842
Other value-creation projects	100%	116,586		—	—	—	2,538,505	2,538,505
Total pipeline as of December 31, 2021		$6,528,640	(2)	4,834,945	6,209,111	3,855,608	17,620,857	32,520,521	(1)

Key pending acquisition
Mega Campus: Alexandria Center® for Life Science – South Lake Union/Lake Union				—	800,000	—	—	800,000
800 Mercer Street
				4,834,945	7,009,111	3,855,608	17,620,857	33,320,521

(1)Total square footage includes 4,385,608 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.
(2)Total book value includes $3.2 billion of projects currently under construction that are 82% leased/negotiating. We also expect to commence construction on pre-leased/negotiating near-term projects aggregating $570.5 million in the next six quarters that are 89% leased/negotiating.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ARE.” On January 14, 2022, the last reported sales price per share of our common stock was $210.28, and there were 632 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.).

To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash flows available for distribution to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2021, we have paid full cumulative dividends on our preferred stock. As of December 31, 2021, we had no outstanding shares of preferred stock. Future distributions on our common stock will be determined by, and made at the discretion of, our Board of Directors and will depend on a number of factors, including actual cash available for distribution to our stockholders, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, restrictions under Maryland law, and such other factors as our Board of Directors deems relevant. We cannot assure our stockholders that we will make any future distributions.

Refer to “Item 12. Security ownership of certain beneficial owners and management and related stockholder matters” in this annual report on Form 10-K for information on securities authorized for issuance under equity compensation plans.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under “Item 15. Exhibits and financial statement schedules” in this annual report on Form 10-K. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by such forward-looking statements, including, but not limited to, those described within this “Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K. We do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any other document, whether as a result of new information, future events, or otherwise.

As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries.

2021
ALEXANDRIA'S ACHIEVEMENT OF HISTORIC MILESTONES

Reflecting our best-in-class team's discipline, ingenuity, and flexibility to execute

DURING THE THIRD QUARTER OF 2021 ALEXANDRIA MET AND SURPASSED OUR GOAL TO DOUBLE ANNUAL RENTAL REVENUE IN 5 YEARS

INVESTOR DAY 2017
5-YEAR GROWTH POTENTIAL

2018–2022: Alexandria's Strategic Growth and Operational Excellence
$1,500,000
$1,250,000
$1,000,000
$750,000
$500,000
$250,000
$0
($ in thousands)
$767,183
$868,338
$1,500,000
2016
3Q17
2022
ANNUAL RENTAL REVENUE

$1.7B

As of September 30, 2021

MET AND SURPASSED GOAL

Refer to the definition of “Annual rental revenue” in the “Non-GAAP measures and definitions” section within this Item 7 for additional details.

ALEXANDRIA DOUBLED OUR TOTAL ASSET BASE

ALEXANDRIA, THROUGH OUR DISCIPLINED STRATEGY, HAS AMASSED UNMATCHED SCALE

29.6M SF
67.0M SF
2017
2021

ALEXANDRIA'S SCALE ADVANTAGE

TOP 10%

TOTAL EQUITY CAPITALIZATION AMONG ALL PUBLICLY TRADED U.S. REITS[(1)]

(1)Represents total equity capitalization for publicly traded U.S. REITs, from Bloomberg Professional Services as of December 31, 2021. Alexandria’s total equity capitalization is calculated using shares outstanding and the closing stock price as of December 31, 2021.

FEBRUARY 2021: ALEXANDRIA COMPLETED SINGLE LARGEST BOND OFFERING IN COMPANY HISTORY

$1.8B

2.51%

BLENDED INTEREST RATE

ALEXANDRIA MEETING THE LIFE SCIENCE INDUSTRY'S HISTORIC DEMAND FOR IMMEDIATE SPACE AND PROVIDING A PATH FOR FUTURE GROWTH

ALEXANDRIA'S STELLAR 2021 LEASING IS DRIVEN BY HISTORIC DEMAND FOR ALEXANDRIA'S WORLD CLASS LABSPACE, RESULTING IN THE HIGHEST ANNUAL LEASING VOLUME IN COMPANY HISTORY

4.6M RSF
4.7M RSF
5.1M RSF
4.4M RSF
9.5M RSF
2017
2018
2019
2020
2021
RSF EXECUTED

9.5M RSF

LEASING RSF IN THE FOURTH QUARTER OF 2021 SHATTERS PREVIOUS RECORD OF TOTAL QUARTERLY LEASING

4.1M
RSF
1.9M
RSF
Second Quarter of 2021
Fourth Quarter of 2021
RSF EXECUTED

4.1M RSF

JANUARY 2021: ALEXANDRIA COMPLETED LARGEST ACQUISITION IN COMPANY HISTORY

$1.48B PURCHASE PRICE

ALEXANDRIA CENTER® FOR LIFE SCIENCE – FENWAY MEGA CAMPUS

Operating: 927K SF | Active Development: 510K SF | Future Development: 508K SF

DURING 2021, ALEXANDRIA LEASED OVER 1 MILLION RSF TO MODERNA, INCLUDING THE LARGEST LIFE SCIENCE LEASE IN COMPANY HISTORY

462K RSF

MODERNA HQ AND R&D CENTER

Designed to Be the Most Sustainable Laboratory Building in Cambridge

\+

684K RSF

LONG-TERM RENEWALS AT THREE EXISTING STRATEGIC LOCATIONS

TRUSTED STRATEGIC RELATIONSHIP SINCE 2012

ALEXANDRIA®
Building the Future of Life-Changing Innovation™

moderna

HISTORIC HIGH DEMAND TRANSLATES INTO ALEXANDRIA'S HISTORIC HIGH GROWTH

Alexandria's incremental annual rental revenue from highly leased new Class A properties through development and redevelopment

VISIBILITY FOR FUTURE GROWTH IN ANNUAL RENTAL REVENUE

Projects Under Construction		Key Projects Expected to Commence Construction in the Next Six Quarters[1]		Projected Incremental Annual Rental Revenue
4.8M RSF	+	**2.6M** RSF	=	**>$610M**
82% LEASED/NEGOTIATING		**89%** LEASED/NEGOTIATING		Primarily Commencing From the First Quarter of 2022 Through the Fourth Quarter of 2024

As of December 31, 2021.
(1)We also expect other projects to commence construction in 2022.

Executive summary

Operating results

	Year Ended December 31,
	2021	2020
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$563.4	$760.8
Per share	$3.82	$6.01
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$1,144.9	$923.8
Per share	$7.76	$7.30

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

Historic leasing volume and rental rate growth

•Historic demand for our high-quality office/laboratory space has translated into record leasing volume and rental rate growth in 2021 for our overall portfolio and our value-creation pipeline.

	2021		Previous Annual Record
Total leasing activity – RSF	9,516,301	(1)	5,062,722
Leasing of development and redevelopment space – RSF	3,867,383	(1)	2,258,262
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	4,614,040	(1)	2,562,178
Rental rate increases	37.9%	(1)	37.6%
Rental rate increases (cash basis)	22.6%	(1)	18.3%

(1)Represents the highest leasing volume and rental rate growth in Company history.

Continued strong net operating income and internal growth

•Total revenues of $2.1 billion, up 12.1%, for the year ended December 31, 2021, compared to $1.9 billion for the year ended December 31, 2020.
•Net operating income (cash basis) of $1.3 billion for the year ended December 31, 2021, increased by $119.2 million, or 9.9%, compared to the year ended December 31, 2020.
•95% of our leases contain contractual annual rent escalations approximating 3%.
•Same property net operating income growth of 4.2% and 7.1% (cash basis) for the year ended December 31, 2021, compared to the year ended December 31, 2020.

A REIT industry-leading high-quality tenant roster with high-quality revenues and cash flows, strong margins, and operational excellence; growth of 100 bps in occupancy over December 31, 2020(1)

Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	51%

Occupancy of operating properties in North America	94%
Occupancy of operating properties in North America (excluding vacancy at recently acquired properties)	98.7%	(1)
Operating margin	70%	(2)
Adjusted EBITDA margin	71%	(2)
Weighted-average remaining lease term:
All tenants	7.5	years
Top 20 tenants	10.9	years

(1)Excludes 1.8 million RSF, or 4.7%, of vacancy at recently acquired properties representing lease-up opportunities that are expected to provide incremental annual rental revenues. Excluding recently acquired vacancies, occupancy was 98.7% as of December 31, 2021, up 100 bps from 97.7% as of December 31, 2020. Refer to the “Summary of occupancy percentages in North America” section under Item 2 in this annual report on Form 10-K for additional information regarding vacancy from recently acquired properties.
(2)For the three months ended December 31, 2021.

Historic high demand drives visibility for future growth aggregating $610 million of incremental annual rental revenue from 7.4 million RSF of value-creation projects that are 83% leased/negotiating

Our highly leased value-creation pipeline of current and near-term projects that are under construction or that will commence construction in the next six quarters is expected to generate greater than $610 million of incremental annual rental revenues, primarily commencing from the first quarter of 2022 through the fourth quarter of 2024.
•7.4 million RSF of our value-creation projects are either under construction or expected to commence construction in the next six quarters.
•83% leased/negotiating.

Continued dividend strategy to share growth in cash flows with stockholders

Common stock dividend declared for the three months ended December 31, 2021 of $1.15 per common share, aggregating $4.48 per common share for the year ended December 31, 2021, up 24 cents, or 6%, over the year ended December 31, 2020. Our FFO payout ratio of 60% for the three months ended December 31, 2021 allows us to continue to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

Alexandria at the vanguard of innovation for over 850 tenants, with a focus on accommodating current tenant needs and providing a path for their future growth

•During 2021, we completed acquisitions in our key life science cluster submarkets aggregating 18.4 million SF, comprising 15.2 million RSF of value-creation opportunities and 3.2 million RSF of operating space, for an aggregate purchase price of $5.5 billion, including our previously announced acquisition of One Rogers Street in our Cambridge submarket for a purchase price of $849.4 million. These acquisitions are primarily focused on future development or redevelopment opportunities to expand our mega campuses and accommodate the future growth of our tenants.

Delivery and commencement of value-creation projects

•Since the beginning of 2021, we placed into service development and redevelopment projects aggregating 2.0 million RSF that are 100% leased across multiple submarkets.
•Annual net operating income (cash basis) is expected to increase by $39 million upon the burn-off of initial free rent from recently delivered projects.
•We commenced development and redevelopment projects aggregating 3.4 million RSF during the year ended December 31, 2021.
•During the three months ended December 31, 2021, we commenced construction on four value-creation projects aggregating 1.1 million RSF , including a 403,892 RSF recently acquired redevelopment project at One Rogers Street, which expands our Alexandria Center® at Kendall Square mega campus in Cambridge. We pre-leased the entire building by executing leases aggregating 403,892 RSF prior to the closing of the acquisition in December 2021.
•In January 2022, we completed the acquisition of 202,997 SF additional development entitlements, for an aggregate of 507,997 SF, at our 421 Park Drive future development site in our Alexandria Center® for Life Science – Fenway mega campus in our Fenway submarket.

Alexandria’s disciplined management of our value-creation pipeline

Value-creation pipeline of new Class A development and redevelopment projects as a percentage of gross assets	December 31, 2021
Under construction projects 82% leased/negotiating	9%
Pre-leased/negotiating near-term projects 89% leased/negotiating	2%
Income-producing/potential cash flows/covered land play(1)	6%
Land	2%

(1)Includes projects that have existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

Execution of capital strategy

2021 capital strategy

During 2021, we continued to execute on many of the long-term components of our capital strategy, as described below.

Maintained access to diverse sources of capital strategically important to our long-term capital structure

•Generated significant cash flows from operating activities
In 2021, we funded approximately $230 million of our equity capital needs with cash flows from operating activities.

•Continued strategic value harvesting through real estate dispositions and partial interest sales
In 2021, these sales generated a record $2.6 billion of capital for investment into our highly leased development and redevelopment projects and strategic acquisitions. In relation to these transactions, we recorded gains or consideration in excess of book value aggregating $1.1 billion.

•Achieved significant growth in Adjusted EBITDA of $299.6 million, or 23%, during 2021, which allowed us to:
•Improve our net debt to Adjusted EBITDA (fourth quarter of 2021 annualized) ratio to 5.2x from 5.3x, the lowest in 10 years, and fund $1.6 billion of growth on a leverage-neutral basis.
•Take advantage of favorable capital market environment and opportunistically issue on a leverage-neutral basis unsecured senior notes payable aggregating $1.75 billion with a weighted-average interest rate of 2.49% and a weighted-average maturity of 20.4 years, a portion of the proceeds from which was used to refinance our 4.00% unsecured senior notes payable due in 2024.

•Continued disciplined management of common equity issuances to support growth in FFO per share, as adjusted, and NAV
In 2021, the aforementioned internally generated capital enabled us to meet our capital requirements while prudently limiting the amount of equity issuances to 20.8 million shares of common stock sold under our forward equity sales agreements and ATM common stock offering program for net proceeds of $3.5 billion.

Maintained a strong and flexible balance sheet with significant liquidity

•$3.8 billion liquidity as of December 31, 2021.
•Net debt and preferred stock to Adjusted EBITDA of 5.2x and fixed-charge coverage ratio of 5.3x for the three months ended December 31, 2021, annualized, representing the best ratios in the past 10 years.
•Total debt and preferred stock to gross assets of 26% as of December 31, 2021.
•Weighted-average remaining term of debt of 12.1 years as of December 31, 2021, with no debt maturing prior to 2024.
•Total equity capitalization of $35.2 billion is in the top 10% among all publicly traded U.S. REITs as of December 31, 2021.

Continued to strengthen our credit profile

•In October 2021, S&P Global Ratings upgraded our corporate issuer credit rating outlook to BBB+/Positive from BBB+/Stable.
•As of December 31, 2021, our investment-grade credit ratings ranked in the top 10% among all publicly traded U.S. REITs.

2022 capital strategy

During 2022, we intend to continue to execute our capital strategy to achieve further improvements to our credit profile, which will allow us to further improve our cost of capital and continue our disciplined approach to capital allocation. Consistent with 2021, our capital strategy for 2022 includes the following elements:

•Allocate capital to Class A properties located in life science, agtech, and tech campuses in AAA urban innovation clusters;
•Maintain prudent access to diverse sources of capital, which include cash flows from operating activities after dividends, incremental leverage-neutral debt supported by growth in EBITDA, strategic value harvesting and asset recycling through real estate disposition and partial interest sales, non-real estate investment sales, sales of equity, and other capital;
•Continue to improve our credit profile;
•Maintain commitment to long-term capital to fund growth;
•Prudently ladder debt maturities and manage short-term variable-rate debt;
•Prudently manage equity investments to support corporate-level investment strategies;
•Maintain a stable and flexible balance sheet with significant liquidity.

The anticipated delivery of significant incremental EBITDA from our development and redevelopment of new Class A properties is expected to enable us to continue to debt fund a significant portion of our development and redevelopment projects on a leverage-neutral basis. We expect to continue to maintain access to diverse sources of capital, including unsecured senior notes payable, and secured construction loans for our development and redevelopment projects from time to time. We expect to continue to maintain a significant proportion of our net operating income on an unencumbered basis to allow for future flexibility for accessing both unsecured and secured debt markets, although we expect traditional secured mortgage notes payable will remain a small component of our capital structure. We intend to supplement our remaining capital needs with net cash flows from operating activities after dividends and proceeds from real estate asset sales, non-real estate investment sales, partial interest sales, and equity capital. For further information, refer to the “Projected results”, “Sources of Capital,” and “Uses of Capital” sections under this Item 7. Our ability to meet our 2022 capital strategy objectives and expectations will depend in part on capital market conditions, real estate market conditions, and other factors beyond our control. Accordingly, there can be no assurance that we will be able to achieve these objectives and expectations. Refer to our discussion of “Forward-looking statements” in this annual report on Form 10-K.

Operating summary

Same Property Net Operating Income Growth	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Agtech, and Technology Campuses
	Increasing cash flows
	Percentage of leases containing annual rent escalations	95%
	Stable cash flows
	Percentage of triple net leases	91%	(2)
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	94%

Rental Rate Growth: Renewed/Re-Leased Space	Margins(3)

	Operating	Adjusted EBITDA
	70%	71%

Net Debt and Preferred Stock to Adjusted EBITDA(4)	Fixed-Charge Coverage Ratio(4)

(1)Percentages calculated based on RSF as of December 31, 2021.
(2)Decline to 91% from 94% as of December 31, 2020 is primarily related to non-triple net leases in place at operating properties with future development or redevelopment opportunities acquired during the year ended December 31, 2021. We expect to transition these properties to our triple net lease structure in conjunction with our future development or redevelopment activities.
(3)Represents percentages for the three months ended December 31, 2021.
(4)Quarter annualized. Refer to the definitions of “Net debt and preferred stock to Adjusted EBITDA” and “Fixed-charge coverage ratio” in the “Non-GAAP measures and definitions” section within this Item 7 for additional details.

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
•In March 2021, Alexandria LaunchLabs® at the Alexandria Center® at One Kendall Square in our Cambridge submarket was awarded the Fitwel Impact Award for achieving the highest-scoring project of all time. This is the second year in a row that Alexandria has held this distinction, demonstrating our commitment to optimizing projects to advance health and wellness.
•In May 2021, Alexandria was ranked in the top 10 of the world’s largest and most impactful real estate firms on the Forbes 2021 Global 2000 list determined based on sales, profits, assets, and market value.
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
•In September 2021, OneFifteen, an innovative, data-driven non-profit evidence-based healthcare ecosystem dedicated to the full and sustained recovery of people living with addiction, received an honorable mention in Fast Company’s 2021 Innovation by Design Awards in the Impact category. Alexandria led the design and development of the pioneering campus in Dayton, Ohio, which houses a unique, evidence-based model encompassing a full continuum of care in one location, from intake, medication-assisted treatment, and residential living to family reunification, job training, and community transition.
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
•In October 2021, Alexandria received an ESG Rating of A from MSCI as a result of our continued advancement of green building opportunities, recognition of talent management programs, and below-industry-average turnover rate, among other achievements. Our MSCI ESG Rating of A is in the top 10% among all publicly traded U.S. equity REITs.
•In October 2021, our ESG commitment and leadership was recognized in the 2021 Global Real Estate Sustainability Benchmark (“GRESB”) Real Estate Assessment, including for the following achievements: (i) Global Sector Leader and a 5 Star rating — GRESB’s highest rating — in the Diversified Listed sector for buildings in development, (ii) #2 ranking in the U.S. in the Science & Technology sector for buildings in operation, and (iii) fourth consecutive “A” disclosure score.
•In October 2021, OneFifteen celebrated its second anniversary. Since seeing its first patients in October 2019 at its pioneering campus in Dayton, Ohio, which was designed and developed by Alexandria, OneFifteen has treated over 4,000 patients and conducted over 11,500 telehealth visits as of December 31, 2021.
•In October 2021, STEAM:Coders honored Alexandria with the Corporate Vanguard Award, recognizing our longstanding commitment to the non-profit’s mission to inspire underrepresented and underserved students and their families through science, technology, engineering, art, and math (“STEAM”) education in preparation for academic and career opportunities.
•As a testament to Alexandria’s operational excellence and exceptional team, in November 2021, we were recognized at the 2021 BOMA Boston TOBY (The Outstanding Building of the Year) & Industry Awards for the Laboratory Building of the Year (100 Binney Street) and the Corporate Facility of the Year (200 Technology Square). Five members from our Greater Boston team were also honored for their individual achievements. The TOBY & Industry Awards recognize excellence in property management, building operations, and service in the commercial real estate industry.
•In November 2021, Alexandria’s executive chairman and founder, Joel S. Marcus, joined the National Medal of Honor Museum Foundation at the Dallas Cowboys’ “Salute to Service” game to support the future National Medal of Honor Museum in Arlington, Texas and its mission to inspire visitors with the stories of our country’s Medal of Honor recipients for generations to come. Mr. Marcus has served on the foundation’s board of directors since 2019.
•In December 2021, Alexandria established a new social responsibility pillar to address America’s growing mental health crisis, with a focus on helping children cope with the loss of a parent or family member to suicide. By partnering with Camp Kita, a tuition-free summer camp for 8- to 17-year-olds who are impacted by the loss of a family member to suicide, we have enabled the non-profit to have long-term access to 28 acres in Acton, Maine that will serve as the camp’s future home. The dedicated space will allow Camp Kita to expand its programming, advance its mission, and support the mental health of a community of young survivors.

ALEXANDRIA'S HIGHLY IMPACTFUL SOCIAL RESPONSIBILITY PILLARS

DEVELOPING AND IMPLEMENTING DISRUPTIVE SOLUTIONS TO SOCIETY'S MOST URGENT CHALLENGES

Accelerating Groundbreaking Medical Research to Advance Lifesaving Treatments and Cures

Harnessing the Agrifood Ecosystem to Combat Hunger, Improve Nutrition, and Support Human Health at Its Most Fundamental Level

Bolstering the Resilience of Our Military, Our Veterans, and Their Families

Conquering the Opioid Epidemic and Revolutionizing Addiction Treatment

Educationally Empowering Underserved Students to Achieve Long-Term Success and Reach Their Potential as Leaders in the Community

Building a Model for a Comprehensive, Sustainable Solution to Address Homelessness

Climate Change and Sustainability

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. For example, most of our properties are located along the east and west coasts of the U.S. and some of our properties are located in close proximity to shorelines. To the extent that climate change impacts weather patterns, our markets could experience severe weather, including hurricanes, severe winter storms, wild fires, droughts, and coastal flooding due to increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for space at our properties, delays in construction and resulting increased construction costs, or in our inability to operate the buildings at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, and by increasing the costs of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties. We continue to evaluate our asset base for potential exposure to the following climate-related risks: sea level rise and increases in heavy rain, flood, drought, extreme heat, and wildfire. As a part of Alexandria’s risk management program, we purchase property insurance to mitigate the risk of extreme weather events and natural disasters. However, our insurance may not adequately cover all of our potential losses. As a result, there can be no assurance that climate change and severe weather will not have a material adverse effect on our properties, operations, or business.

Board of Directors and Leadership Oversight

The Audit Committee of Alexandria’s Board of Directors oversees the management of the company’s financial and other systemic risks, including those related to climate. At a management level, Alexandria’s Sustainability Committee, which comprises members of the executive team and senior decision makers spanning the company’s Real Estate Development, Asset Management, Risk, and Sustainability teams, leads the development and execution of our approach to climate-related risk.

Proactively Managing and Mitigating Climate Risk

The resilience of our properties under a changing climate is paramount both for our business and our tenants’ mission-critical research, development, manufacturing, and commercialization efforts. We consider the potential impacts associated with climate change and extreme weather conditions in the acquisition, design, development, and operation of our buildings and campuses. We align our climate change management efforts with the guidelines issued by the Task Force on Climate-related Financial Disclosures (“TCFD”), which we endorsed in 2018. Our industry-leading environmental initiatives, programs, and policies and our proactive approach to the identification and management of evolving physical conditions and transition issues continue to raise the bar in the industry for mitigating greenhouse gas (“GHG”) emissions and bolstering climate resilience.

As further detailed in the “Monitoring and Preparing for Transition” subsection below, over the past few years, regulatory bodies in most of our regions have either passed or proposed legislation to limit the carbon footprint of buildings, require procurement of clean power, or eliminate natural gas from new construction projects. Additionally, certain U.S. jurisdictions incorporated guidelines into their building codes to address the up-front impacts of building materials such as concrete. Moreover, our tenant preferences for green, efficient, and healthy buildings continue to rise. As of December 31, 2021, 80% of Alexandria’s top 20 tenants (by annual rental revenue) have set net-zero carbon and/or carbon neutrality goals, compared to 50% of our top 20 tenants as of December 31, 2020. As a result of our own sustainability mission compelling us to reduce carbon emissions and mitigate climate risk, as well as the changing regulatory environment and our tenants’ expectations, we have implemented a comprehensive approach to assessing and mitigating physical risk to our properties as well as to preparing for the transition, as described below.

Assessing and Mitigating Physical Risk to Our Properties

In accordance with TCFD methodology, we consider a range of scenarios for 2030 and 2050 when evaluating physical risk to our properties: (1) a business-as-usual scenario in which GHG emissions continue to increase with time (Representative Concentration Pathways (“RCP”) 8.5); and (2) a mitigation scenario in which GHG emissions level off by 2050 and decline thereafter (RCP 4.5). To ensure a conservative evaluation of potential risk at the asset level, we use the RCP 8.5 scenario, which has greater climate hazard impacts than RCP 4.5. These climate change assessments covering both acute and chronic risks enable us to assess preparedness for climate-related risks across the real estate life cycle.

For our property acquisitions, our risk management and sustainability teams conduct climate change evaluations and advise the transactions and property teams of any need for potential property upgrades, which are evaluated in our financial modeling and transactional decisions.

For our developments and redevelopments of new Class A properties, we evaluate the potential impact of sea level rise, storm surges in coastal or tidal locations, and changing temperatures out to the year 2050. As feasible, we design for the potential need to add cooling infrastructure to meet future building needs while maintaining flexibility and optimizing infrastructure funds for more immediate needs. In water-scarce areas, we aim to plant drought-resistant vegetation and prepare buildings to connect to a municipal recycled-water infrastructure where available and feasible. In areas prone to wildfire, we incorporate brush management practices into landscape design and may also include enhanced air filtration systems to support safe, healthy indoor air under extreme air pollution conditions.

At our buildings in operation, we evaluate to what extent we have mitigations in place and which operational and physical improvements can be made where potential concerns have been identified. For example, resilience measures implemented at some of our properties include the following: in areas prone to floods we position critical building mechanical equipment on the roofs or significantly above the projected potential flood elevations; we purchase temporary flood barriers that we store on-site and can deploy at building entrances prior to a flood event; we elevate property entrances or the first floor above projected present day and future flood elevations; we install backflow preventors on storm/sewer utilities that discharge from the building; and we waterproof the building envelope up to the projected flood elevation. In areas prone to fire, and to the extent feasible, we locate our properties away from large fire hazards, such as large grassy or brush areas; our landscaping vegetation consists of less flammable vegetation species that are positioned in a reasonable distance from a property; our building envelopes are constructed with fire-resistant materials and are sealed; and in the event of fire, our HVAC systems are able to filtrate smoke particulates in the air.

COMPREHENSIVE APPROACH TO ASSESSING & MITIGATING PHYSICAL RISK

Acquisitions
•Conduct climate change assessment.
•Incorporate potential mitigation strategies, where applicable, into financial modeling and transactional decisions.
Developments and Redevelopments
•Review climate change assessment.
•Assess potential risks and account for 2050 climate projections and an RCP 8.5 scenario.
•Consider physical and operational measures in design to increase the property’s resilience.
•Identify operational mitigation measures and ongoing monitoring opportunities.
Buildings in Operation
•For new and redeveloped assets transitioning into operations:
•Consider implementation and prioritization of operational mitigation measures and ongoing monitoring.
•For existing assets:
•Review climate change assessment.
•Where potential risks have been identified, assess to what extent mitigation measures are in place and which operational and physical improvements can be made to increase the property’s resilience.
•Develop an implementation plan.

Monitoring and Preparing for Transition

Globally, public concern regarding climate change has been growing rapidly. To join efforts and to accelerate action to reduce GHG emissions, on November 13, 2021, nearly 200 countries attended the United Nations’ annual climate summit, COP26, and adopted the Glasgow Climate Pact (the “Pact”), which includes terms to strengthen efforts to address climate change by building resilience, reducing GHG emissions, providing additional funding from developed to developing countries, and limiting global temperature increase to 1.5 Celsius above pre-industrial levels. The Pact for the first time includes language that calls upon countries to reduce their reliance on coal power and roll back inefficient fossil fuel subsidies. A number of other notable agreements were made during the COP26 summit, including, among others, an agreement between the U.S. and the EU to spearhead an initiative to reduce methane emissions by 30% by 2030. It is unknown how or if the Pact’s measures will be carried out effectively or whether these measures will be sufficient to mitigate the effects of climate change over time.

In August 2021, the United Nations’ Intergovernmental Panel on Climate Change issued a detailed report titled “Climate Change 2021: The Physical Science Basis” that provides a comprehensive evidence of the catastrophic impact of GHG emissions on climate change, including increases in severe and dangerous weather conditions. According to the latest data provided by the U.S. Environmental Protection Agency (“U.S. EPA”), the U.S. is responsible for approximately 15% of the global GHG emissions. To combat the cause of global warming domestically, President Biden identified climate change as one of his top priorities and pledged to seek measures that would pave the path for the U.S. to eliminate net GHG pollution by 2050. In April 2021, President Biden announced his plan to reduce the U.S. GHG emissions by at least 50% by 2030. These environmental goals earned a prominent place in President Biden’s $1.2 trillion infrastructure bill, which was signed into law on November 15, 2021. It is not yet known what impact this law may have on our properties, business operations, or our tenants.

Numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets, including, but not limited to, the following:

•In California, State Governor Gavin Newsom signed legislation in September 2021 aimed at achieving net-zero GHG emissions associated with cement used within the state no later than 2045. In November 2020, the San Francisco Board of Supervisors adopted an All-Electric New Construction Ordinance that will require all new buildings (residential and non-residential) with initial building permit applications made on or after June 1, 2021 to have all-electric indoor and outdoor space-conditioning, water heating, cooking, and clothes drying systems. In addition, in September 2020, Mr. Newsom signed an executive order requiring all new passenger cars and trucks sold in the state to be emission free by 2035. Also in September 2018, Senate Bill 100 was signed into law in California, accelerating the state’s renewable portfolio standard target dates and setting a policy of meeting 100% of retail electricity sales from eligible renewables and zero-carbon resources by December 31, 2045.

•In Massachusetts, Senate Bill 9 was signed into law in March 2021, updating the state’s climate policy to ensure net-zero GHG emissions by 2050 and establishing interim emission reduction targets for several sectors, including commercial and industrial buildings.

•In New York, the Climate Leadership and Community Protection Act was signed into law in July 2019, establishing a statewide framework to reduce net GHG emissions to no less than 85% below 1990 levels by 2050. Also, in May 2019, New York City enacted Local Law 97 as a part of the Climate Mobilization Act aimed at reducing GHG emissions by 80% from commercial and residential buildings by 2050. Starting in 2024, this law will place carbon caps on most buildings larger than 25,000 square feet. In addition, in December 2021, New York City passed Local Law 154 of 2021, which will phase out fossil fuel usage in newly constructed residential and commercial buildings starting in 2024 for lower-rise buildings, and in 2027 for taller buildings. With few exceptions, all buildings constructed in New York City must be fully electric by 2027.

•In Washington, the State Legislature has passed a number of bills since 2019 focused on phasing out fossil fuels, achieving carbon neutrality, reducing GHG emissions, supporting the sale of zero-emissions vehicles, and establishing clean fuel standards. In support of these efforts, in 2020, Washington updated its GHG emission goals to require a reduction of 45% below 1990 levels by 2030, of 70% below 1990 levels by 2040, and net-zero emissions by 2050.

•In North Carolina, State Governor Roy Cooper signed an executive order in January 2022 that updates the state’s GHG emission goals to require a reduction of 50% below 2005 levels by 2030, and achievement of net-zero emissions by 2050.

Alexandria has implemented a comprehensive approach to responding to transition risk through the following strategies:

Decarbonizing construction

Alexandria targets LEED Gold or Platinum certification for new ground-up developments. Through our sustainability goals for new developments, we deliver energy- and resource-efficient buildings that meet or exceed tenant, city, and state requirements for energy and water efficiency, material sourcing, biodiversity, and alternative transportation.

We are also revolutionizing the design of our buildings through innovative low-carbon solutions. At 325 Binney Street, on our Alexandria Center at One Kendall Square mega campus in Cambridge, the building design is expected to yield a 95% reduction in fossil fuel consumption. The project is targeting LEED Platinum Core & Shell and LEED Zero Energy certifications. At 685 Gateway Boulevard in South San Francisco, we are targeting Zero Energy Certification through the International Living Future Institute (ILFI) by leveraging design strategies such as building envelope optimization, high-performance features, and on-site energy generation.

With several jurisdictions shifting (or with plans to shift soon) from fossil fuels for heating and requiring all electric buildings as a strategy to reduce carbon emissions associated with building operations, we have proactively incorporated electrification into building designs, with one project completed and two currently in progress.

Embodied carbon in building materials and construction accounts for 11% of annual global GHG emissions and Alexandria is playing a leadership role in the industry’s effort to measure and ultimately reduce carbon associated with the construction process. In 2019, Alexandria became a sponsor and the first REIT to use the Carbon Leadership Forum’s Embodied Carbon in Construction Calculator (EC3) tool. For new construction projects, Alexandria seeks to procure products with Environmental Product Declarations (EPDs), which provide information on product composition and environmental impact. Using such EPDs, Alexandria aims to reduce embodied carbon by 10% for new ground-up development projects. As of December 31, 2021, Alexandria has completed three embodied carbon assessments and others are in progress for 15 development projects.

Leveraging renewable energy

We are pursuing opportunities to power our buildings with renewable energy as another means to reduce our carbon footprint. Properties such as 3215 Merryfield Row in San Diego are generating solar energy, and our development pipeline will scale our ability to source additional clean energy on-site. We also procure renewable energy generated off-site from local utilities and from power service providers for some of our operating assets.

Reducing the environmental footprint of buildings in operation

Our sustainability mission compels us toward industry-leading sustainability practices and performance that can help reduce operating expenses and result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value, and thus enable us to capture climate-related opportunities. Our ongoing efforts to reduce consumption are driven by our commitment to operational excellence in sustainability, building efficiency, and service to our tenants. Alexandria’s 2025 sustainability goals for buildings in operation and new ground-up construction projects provide the framework, metrics, and targets that guide the Company’s focus on continuous, long-term improvement. For buildings in operation, we set goals to reduce carbon emissions, energy consumption, and potable water consumption and increase waste diversion by 2025. From 2019 to 2020, we reduced energy use by 1.7%, carbon emissions by 1.7%, and water use by 6.9% and achieved a 38.5% waste diversion rate in 2020 alone.

2025 ENVIRONMENTAL GOALS & PROGRESS FOR BUILDINGS IN OPERATION

	CARBON EMISSIONS REDUCTION (MTCO2e)	ENERGY USE REDUCTION (kWh)	POTABLE WATER USE REDUCTION (Gal)	WASTE DIVERSION (Ton)
GOAL	30% [1]	25% [1]	10% [1]	45% [2]
PROGRESS	19.6% [3] (2015-2020)	20.5% [3] (2015-2020)	12.8% [3] (2015-2020)	38.5% [4] (2020)

(1)Relative to a 2015 baseline for buildings in operation that Alexandria directly manages.
(2)For buildings in operation that Alexandria indirectly and directly manages.
(3)Reflects sum of annual like-for-like progress from 2015 to 2020.
(4)Reflects progress for all buildings in operation in 2020 that Alexandria indirectly and directly manages.

As we look to the future, we are creating our long-term strategy and plan for the net zero-carbon transition. We are developing an approach to set industry-leading science-based targets that will provide a pathway to reduce scope 1, 2, and 3 GHG emissions and continue our leadership in sustainability.

Refer to “Item 1A. Risk factors” of this annual report on Form 10-K for discussion of the risks posed by climate change.

ALEXANDRIA'S GROUNDBREAKING 325 BINNEY STREET DEVELOPMENT

In the largest life science lease in Alexandria's history, Moderna extends its longstanding partnership with the company to create its new leading-edge HQ and core R&D facility

MODERNA
ADVANCING THE mRNA REVOLUTION

Moderna, longtime Alexandria tenant and venture investment, selects 325 Binney Street, a new 462,100 RSF development project in the heart of Kendall Square for its HQ and core R&D operations. The high-performance building will incorporate ultra-efficient mechanical and envelope systems, geothermal energy, and resilience measures to proactively mitigate climate risk.

SUSTAINABILITY TARGETS:

95% reduction in fossil fuel use for building heating

100% renewable energy (on- and off-site)

LEED Zero Energy and **LEED Platinum Core & Shell** certifications

10% reduction in embodied carbon

PROACTIVELY MITIGATING CLIMATE RISK THROUGH RESILIENT BUILDING DESIGN

STORMWATER COLLECTED for use in irrigation and mechanical systems
WHITE ROOF to reduce heat island effect
LARGE PERMEABLE LANDSCAPE for infiltration of stormwater into ground, decreasing surface runoff
NATURAL GAS & DIESEL EMERGENCY GENERATORS in penthouse rooftop
MECHANICAL at penthouse
LOCATION ACCESSIBLE for easy evacuation in emergency
ELEVATION of first floor above 2070 flood elevation
GEOTHERMAL SYSTEM to provide energy to main heating and cooling systems
INCREASED CAPACITY of below-grade pumps in the event of a flood
DURABLE WATER-RESISTANT CONCRETE and masonry below-grade walls
LARGE LOBBY to provide refuge in extreme weather event
10" WATERPROOFED CONCRETE CURB at first-level windows
UNDERSLAB DRAINAGE COLLECTED for irrigation and mechanical system use
SEVERAL STORMWATER CHAMBERS for infiltration of water into ground, decreasing surface runoff

325 BINNEY STREET'S RESILIENT DESIGN accounts for a high-emissions climate scenario (RCP 8.5). The highly sustainable building will incorporate several innovative measures to counter the potential risks associated with flood precipitation.

PROJECT HIGHLIGHTS

Finished first floor elevated **above predicted 2070 flood elevation** published by the City of Cambridge

Large areas of permeable landscaping and stormwater infiltration systems to **decrease surface water runoff**

Critical mechanical equipment and **emergency generators** located well above flood elevation

ALEXANDRIA'S MISSION-DRIVEN AND INDUSTRY-LEADING ESG PROGRAM

GRESB
REAL ESTATE
sector leader 2021

#1
BUILDINGS IN DEVELOPMENT
Diversified List

#2
BUILDINGS IN OPERATION
Science & Technology

A
GRESB DISCLOSURE SCORE
2018–2021

fitwel®
FITWEL IMPACT AWARD
Highest-Scoring Project of All Time
2020 | 2021

Fitwel® Viral Response Certified
2020 | 2021

MSCI
"A" RATING

#3
MOST SUSTAINABLE U.S. REIT[(1)]

SUSTAINALYTICS
LOW RISK

FAST COMPANY
INNOVATION BY DESIGN 2021
IMPACT HONOREE

9/11 MEMORIAL & MUSEUM
2021 BENEFIT HONOREE

STEAMCODERS
CORPORATE VANGUARD AWARD

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

	Year Ended December 31,
(In millions, except per share amounts)	2021	2020	2021	2020
	Amount		Per Share – Diluted
Unrealized gains on non-real estate investments	$43.6	$374.0	$0.30	$2.96
Significant realized gains on non-real estate investments	110.1	—	0.75	—
Gain on sales of real estate(1)	126.6	154.1	0.86	1.22
Impairment of real estate	(52.7)	(55.7)	(0.35)	(0.44)
Impairment of non-real estate investments	—	(24.5)	—	(0.19)
Loss on early extinguishment of debt	(67.3)	(60.7)	(0.46)	(0.48)
Termination fee	—	86.2	—	0.68
Acceleration of stock compensation expense due to executive officer resignation	—	(4.5)	—	(0.04)
Total	$160.3	$468.9	$1.10	$3.71

(1)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 7 for additional information.

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For additional information on the determination of our Same Properties portfolio, refer to the definition of “Same property comparisons” in the “Non-GAAP measures and definitions” section under this Item 7 in this annual report on Form 10-K. The following table presents information regarding our Same Properties as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Percentage change in net operating income over comparable period from prior year	4.2%	2.6%
Percentage change in net operating income (cash basis) over comparable period from prior year	7.1%	5.1%
Operating margin	72%	73%
Number of Same Properties	247	209
RSF	23,490,412	20,707,818
Occupancy – current-period average	96.6%	96.6%
Occupancy – same-period prior-year average	96.3%	96.7%

The following table reconciles the number of Same Properties to total properties for the year ended December 31, 2021:

Development – under construction	Properties
9950 Medical Center Drive	1
825 and 835 Industrial Road	2
3115 Merryfield Row	1
201 Haskins Way	1
5 and 9 Laboratory Drive	2
8 and 10 Davis Drive	2
201 Brookline Avenue	1
10055 Barnes Canyon Road	1
751 Gateway Boulevard	1
325 Binney Street	1
1150 Eastlake Avenue East	1
10102 Hoyt Park Drive	1
15
Development – placed into service after January 1, 2020	Properties
9804 Medical Center Drive	1
1165 Eastlake Avenue East	1
2
Redevelopment – under construction	Properties
5505 Morehouse Drive	1
30-02 48th Avenue	1
3160 Porter Drive	1
The Arsenal on the Charles	11
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive	3
840 Winter Street	1
20400 Century Boulevard	1
10277 Scripps Ranch Boulevard	1
9601 and 9603 Medical Center Drive	2
One Rogers Street	1
40, 50, and 60 Sylvan Road	3
3301, 3555, and 3755 Monte Villa Parkway	3
Other	2
31
Redevelopment – placed into service after January 1, 2020	Properties
9877 Waples Street	1
700 Quince Orchard Road	1
Other	1
3

Acquisitions after January 1, 2020	Properties
3181 Porter Drive	1
275 Grove Street	1
601, 611, and 651 Gateway Boulevard	3
3330, 3412, 3420, 3440, 3450, and 3460 Hillview Avenue	6
9605, 9609, 9613, and 9615 Medical Center Drive	4
9808 and 9868 Scranton Road	2
Alexandria Center® for Life Science – Durham	13
One Upland Road	1
830 4th Avenue South	1
11255 and 11355 North Torrey Pines Road	2
Sequence District by Alexandria	7
380 and 420 E Street	2
Alexandria Center® for Life Science – Fenway	1
550 Arsenal Street	1
1501-1599 Industrial Road	6
One Investors Way	2
2475 Hanover Street	1
10975 and 10995 Torreyana Road	2
Pacific Technology Park	6
1122 El Camino Real	1
12 Davis Drive	1
7360 Carroll Road	1
3303, 3305, and 3307 Monte Villa Parkway	3
Other	44
112
Unconsolidated real estate JVs	4
Properties held for sale	—
Total properties excluded from Same Properties	167
Same Properties	247
Total properties in North America as of December 31, 2021	414

Comparison of results for the year ended December 31, 2021 to the year ended December 31, 2020

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2021, compared to the year ended December 31, 2020. Refer to the “Non-GAAP measures and definitions” section under this Item 7 in this annual report on Form 10-K for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively. We provide a comparison of the results for the year ended December 31, 2020 to the year ended December 31, 2019, including a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2020, compared to the year ended December 31, 2019, within the “Results of operations” section in Item 7 of our annual report on Form 10-K for the year ended December 31, 2020.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Income from rentals:
Same Properties	$1,220,160	$1,171,595	$48,565	4.1%
Non-Same Properties	398,432	300,245	98,187	32.7
Rental revenues	1,618,592	1,471,840	146,752	10.0

Same Properties	406,162	370,895	35,267	9.5
Non-Same Properties	83,495	35,473	48,022	135.4
Tenant recoveries	489,657	406,368	83,289	20.5

Income from rentals	2,108,249	1,878,208	230,041	12.2

Same Properties	475	366	109	29.8
Non-Same Properties	5,426	7,063	(1,637)	(23.2)
Other income	5,901	7,429	(1,528)	(20.6)

Same Properties	1,626,797	1,542,856	83,941	5.4
Non-Same Properties	487,353	342,781	144,572	42.2
Total revenues	2,114,150	1,885,637	228,513	12.1

Same Properties	456,705	420,264	36,441	8.7
Non-Same Properties	166,850	109,960	56,890	51.7
Rental operations	623,555	530,224	93,331	17.6

Same Properties	1,170,092	1,122,592	47,500	4.2
Non-Same Properties	320,503	232,821	87,682	37.7
Net operating income	$1,490,595	$1,355,413	$135,182	10.0%

Net operating income – Same Properties	$1,170,092	$1,122,592	$47,500	4.2%
Straight-line rent revenue	(60,157)	(82,681)	22,524	(27.2)
Amortization of acquired below-market leases	(12,357)	(15,348)	2,991	(19.5)
Net operating income – Same Properties (cash basis)	$1,097,578	$1,024,563	$73,015	7.1%

Income from rentals

Total income from rentals for the year ended December 31, 2021 increased by $230.0 million, or 12.2%, to $2.1 billion, compared to $1.9 billion for the year ended December 31, 2020 as a result of increases in rental revenues and tenant recoveries, as discussed below.

Rental revenues
Total rental revenues for the year ended December 31, 2021, increased by $146.8 million, or 10.0%, to $1.6 billion, compared to $1.5 billion for the year ended December 31, 2020. Excluding a termination fee of $89.5 million recognized during the year ended December 31, 2020, our total rental revenues increased by $236.3 million, or 17.1%, which was primarily due to an increase in rental revenues from our Non-Same Properties related to 2.1 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2020, and 112 operating properties aggregating 11.2 million RSF acquired subsequent to January 1, 2020.

Rental revenues from our Same Properties for the year ended December 31, 2021 increased by $48.6 million, or 4.1%, to $1.2 billion, compared to $1.2 billion for the year ended December 31, 2020. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since January 1, 2020. Refer to the “Leasing activity” section of “Item 2. Properties” within Part I of this annual report on Form 10-K for additional details.

For further details, refer to the “Lease accounting” section in Note 2 – “Summary of significant accounting policies.”

Tenant recoveries

Tenant recoveries for the year ended December 31, 2021 increased by $83.3 million, or 20.5%, to $489.7 million, compared to $406.4 million for the year ended December 31, 2020. This increase was primarily from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2020, as discussed under “Rental revenues” above.

Same Properties’ tenant recoveries for the year ended December 31, 2021 increased by $35.3 million, or 9.5%, primarily due to higher property insurance, contract services, and utilities expenses, and an increase in property tax expenses resulting from higher assessed values of our properties during the year ended December 31, 2021, as discussed under “Rental operations” below. As of December 31, 2021, 91% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the years ended December 31, 2021 and 2020 was $5.9 million and $7.4 million, respectively, which primarily consisted of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the year ended December 31, 2021 increased by $93.3 million, or 17.6%, to $623.6 million, compared to $530.2 million for the year ended December 31, 2020. The increase was primarily due to incremental expenses related to our Non-Same Properties, which consisted of development and redevelopment projects placed into service and acquired properties, as discussed under “Income from rentals” above.

Same Properties’ rental operating expenses increased by $36.4 million, or 8.7%, to $456.7 million during the year ended December 31, 2021, compared to $420.3 million for the year ended December 31, 2020. The increase was primarily the result of higher property insurance, contract services, and utilities expenses, and increased recoverable property tax expenses driven by higher assessed values of our properties.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2021 increased by $18.1 million, or 13.6%, to $151.5 million, compared to $133.3 million for the year ended December 31, 2020. The increase was primarily due to the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed under “Income from rentals” above. As a percentage of net operating income, our general and administrative expenses for the years ended December 31, 2021 and 2020 were 10.2% and 9.8%, respectively.

Interest expense

Interest expense for the years ended December 31, 2021 and 2020 consisted of the following (dollars in thousands):

	Year Ended December 31,
Component	2021	2020	Change
Interest incurred	$312,806	$297,227	$15,579
Capitalized interest	(170,641)	(125,618)	(45,023)
Interest expense	$142,165	$171,609	$(29,444)

Average debt balance outstanding(1)	$9,071,513	$7,762,498	$1,309,015
Weighted-average annual interest rate(2)	3.4%	3.8%	(0.4)%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents total interest incurred divided by the average debt balance outstanding in the respective periods.

The net change in interest expense during the year ended December 31, 2021, compared to the year ended December 31, 2020, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$700 million unsecured senior notes payable	5.05%	March 2020	$8,110
$1.0 billion unsecured senior notes payable	1.97%	August 2020	11,231
$900 million unsecured senior notes payable – green bond	2.12%	February 2021	15,848
$850 million unsecured senior notes payable	3.08%	February 2021	22,239
Other increase in interest			630
Total increases			58,058
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable	Various	December 2020	(3,740)
$500 million unsecured senior notes payable	4.04%	September 2020	(12,489)
$650 million unsecured senior notes payable – green bond	4.03%	March 2021	(22,217)
Fluctuations in interest rate and average balance:
Unsecured senior line of credit			(1,581)
$1.5 billion commercial paper program			(2,452)
Total decreases			(42,479)
Change in gross interest			15,579
Increase in capitalized interest			(45,023)
Total change in interest expense			$(29,444)

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2021 increased by $123.0 million, or 17.6%, to $821.1 million, compared to $698.1 million for the year ended December 31, 2020. The increase was primarily due to additional depreciation from 2.1 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2020, and 112 operating properties aggregating 11.2 million RSF acquired subsequent to January 1, 2020.

Impairment of real estate

During the year ended December 31, 2021, we recognized real estate asset impairments of office-related properties aggregating $52.7 million, primarily consisting of the following:

•Impairment charge of $22.5 million during the three months ended September 30, 2021, upon classification as held for sale of an option to purchase a land parcel in our SoMa submarket for the development of an office property, to reduce the option’s carrying amount to its estimated fair value less costs to sell. We completed the sales of the option during the three months ended December 31, 2021, at no gain or loss.
•Impairment charge of $18.6 million during the three months ended September 30, 2021, to reduce the carrying amount of a property located in a non-core submarket to its estimated fair value less costs to sell, upon our review of the current local market conditions.
•Impairment charges aggregating $6.9 million during the six months ended June 30, 2021, to further reduce the carrying amounts of three office properties located in our San Francisco Bay Area and Seattle markets to their estimated fair values less costs to sell, based on the sales price negotiated for each property during this period. We completed the sales of these properties during the three months ended September 30, 2021. These properties met the held-for-sale classification during 2020, as discussed below.

During the year ended December 31, 2020, we recognized real estate asset impairments of office-related properties aggregating $48.1 million, primarily consisting of the following:

•Impairment charges aggregating $25.2 million during the three months ended December 31, 2020 to reduce the carrying amounts of three office properties located in our San Francisco Bay Area and Seattle markets to their estimated fair values less costs to sell, upon classification of these properties as held for sale. As discussed above, we completed the sales of these properties during the three months ended September 30, 2021.
•Impairment charge of $6.8 million recognized during the three months ended September 30, 2020, upon classification of our real estate asset located at 945 Market Street in our SoMa submarket as held for sale. We completed the sale of this real estate asset in September 2020.
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

Loss on early extinguishment of debt

During the year ended December 31, 2021, we recognized a loss on early extinguishment of debt of $67.3 million, including the write-off of unamortized loan fees primarily related to the refinancing of our 4.00% unsecured senior notes payable aggregating $650.0 million due in 2024 pursuant to a partial cash tender offer completed on February 10, 2021, and a subsequent call for redemption for the remaining outstanding amounts completed on March 12, 2021.

During the year ended December 31, 2020, we refinanced our 3.90% unsecured senior notes payable due in 2023 aggregating $500.0 million and recognized a loss on early extinguishment of debt of $50.8 million, including the write-off of unamortized loan fees. Additionally, we recognized a loss on early extinguishment of debt of $1.9 million due to the termination of our $750.0 million unsecured senior line of credit.

Equity in earnings of unconsolidated real estate joint ventures

During the year ended December 31, 2021, we recognized equity in earnings of unconsolidated real estate joint ventures of $12.3 million.

During the year ended December 31, 2020, we recognized equity in earnings of unconsolidated real estate joint ventures aggregating $8.1 million. This balance consisted of earnings from our unconsolidated real estate joint ventures of approximately $15.8 million, partially offset by an impairment charge on one of our unconsolidated real estate joint ventures. In March 2020, the impact of COVID-19 pandemic led to the temporary closure of a retail center owned by our 1401/1413 Research Boulevard unconsolidated real estate joint venture. We evaluated the recoverability of our investment in this joint venture and recognized a $7.6 million impairment charge to lower the carrying amount of our investment balance, which primarily consisted of real estate, to zero.

Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

Investment income

During the year ended December 31, 2021, we recognized investment income aggregating $259.5 million, which consisted of $215.8 million of realized gains and $43.6 million of unrealized gains. Realized gains of $215.8 million primarily consisted of sales of investments and distributions received. Unrealized gains of $43.6 million during the year ended December 31, 2021, primarily consisted of increases in fair values of our investments in privately held entities that report NAV.

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

Gain on sales of real estate

During the year ended December 31, 2021, we recognized gain on sales of real estate aggregating $126.6 million, which included a $101.1 million gain recognized in connection with the sale of our entire 49.0% interest in the unconsolidated real estate joint venture at Menlo Gateway and a $23.2 million gain recognized in connection with the sale of our 2301 5th Avenue property aggregating 197,135 RSF located in our Lake Union submarket of Seattle. The gains were classified in gain on sales of real estate within our consolidated statements of operations for the year ended December 31, 2021.

During the year ended December 31, 2020, we recognized gain on sales of real estate aggregating $154.1 million, which included $151.9 million of gains recognized in connection with the sale of two tech office properties at 510 Townsend Street and 505 Brannan Street in our SoMa submarket and $1.6 million of gains recognized in connection with the sale of 30 Bearfoot Road in our Route 495 submarket.

Other comprehensive income

Total other comprehensive income for the year ended December 31, 2021, decreased by $3.8 million to aggregate net unrealized losses of $0.7 million, compared to net unrealized gains of $3.1 million for the year ended December 31, 2020, primarily due to the unrealized gains (losses) on foreign currency translation related to our operations in Canada and China.

Summary of capital expenditures

Our construction spending for the year ended December 31, 2021 consisted of the following (in thousands):

Year Ended
Construction Spending	December 31, 2021
Additions to real estate – consolidated projects	$2,089,849
Investments in unconsolidated real estate joint ventures	13,666
Contributions from noncontrolling interests	(94,285)
Construction spending (cash basis)	2,009,230
Change in accrued construction	149,939
Construction spending	$2,159,169
The following table summarizes the total projected construction spending for the year ending December 31, 2022, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Year Ending
Projected Construction Spending	December 31, 2022
Development, redevelopment, and pre-construction projects	$2,990,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(220,000)
Revenue-enhancing and repositioning capital expenditures	98,000
Non-revenue-enhancing capital expenditures	82,000
Guidance midpoint	$2,950,000

Projected results

Based on our current view of existing market conditions and certain current assumptions, we present guidance for EPS attributable to Alexandria’s common stockholders – diluted and funds from operations per share attributable to Alexandria’s common stockholders – diluted for the year ending December 31, 2022, as set forth in the table below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable financial measure presented in accordance with GAAP, to funds from operations per share, a non-GAAP measure, and other key assumptions included in our updated guidance for the year ending December 31, 2022. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-looking statements” in this annual report on Form 10-K.

Projected 2022 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
Earnings per share(1)	$2.65 to $2.85
Depreciation and amortization of real estate assets	5.65
Allocation of unvested restricted stock awards	(0.04)
Funds from operations per share(2)	$8.26 to $8.46
Midpoint	$8.36

(1)Excludes unrealized gains or losses after December 31, 2021 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
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

Key Assumptions(1) (Dollars in millions)	2022 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2022	95.2%	95.8%
Lease renewals and re-leasing of space:
Rental rate increases	30.0%	35.0%
Rental rate increases (cash basis)	18.0%	23.0%
Same property performance:
Net operating income increase	5.5%	7.5%
Net operating income increase (cash basis)	6.5%	8.5%
Straight-line rent revenue	$150	$160
General and administrative expenses	$168	$176
Capitalization of interest	$269	$279
Interest expense	$90	$100

(1)Our assumptions presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; and Item 7. Management’s discussion and analysis of financial condition and results of operations in this annual report on Form 10-K. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

Key Credit Metrics	2022 Guidance
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2022, annualized	Less than or equal to 5.1x
Fixed-charge coverage ratio – fourth quarter of 2022, annualized	Greater than or equal to 5.1x

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%	(2)	532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
225 Binney Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		305,212
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%		— (3)
409 and 499 Illinois Street/San Francisco Bay Area/Mission Bay	75.0%	(2)	455,069
1500 Owens Street/San Francisco Bay Area/Mission Bay	75.0%	(2)	158,267
1700 Owens Street/San Francisco Bay Area/Mission Bay	75.0%	(2)	164,513
455 Mission Bay Boulevard South/San Francisco Bay Area/Mission Bay	75.0%	(2)	228,140
Alexandria Technology Center® – Gateway/San Francisco Bay Area/South San Francisco(4)	50.1%		1,089,852
213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%	(2)	300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae Station/San Francisco Bay Area/South San Francisco	59.7%		—
Alexandria Point/San Diego/University Town Center(5)	45.0%		1,337,916
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	49.9%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(6)	50.0%		679,801
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%	(2)	632,732
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street /Seattle/Lake Union	70.0%		321,218
400 Dexter Avenue North/Seattle/Lake Union	70.0%	(2)	290,111

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(7)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(8)	(9)
1450 Research Boulevard/Maryland/Rockville	73.2%	(10)	42,679
101 West Dickman Street/Maryland/Beltsville	57.9%	(10)	135,423

(1)In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in three other real estate joint ventures in North America.
(2)Refer to “Formation of consolidated real estate joint ventures and sales of partial interest” subsection in Note 4 – “Consolidated and unconsolidated real estate joint ventures” under Item 15 in this annual report on Form 10-K for additional information.
(3)We expect to commence vertical construction of 275,000 RSF during 2022.
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
(9)Represents a joint venture with a distinguished retail real estate developer for an approximate 90,000 RSF retail shopping center.
(10)Represent joint ventures with local real estate operators. Each of these joint ventures operates one office property which are expected to be redeveloped into office/lab. Our investments into 101 West Dickman Street and 1450 Research Boulevard joint ventures were $8.3 million and $4.0 million, respectively. The joint ventures each have a construction loan in place which is expected to fund future redevelopment cost; therefore, we expect minimal equity contributions to be required in the future. Our partners manage the day-to-day activities that most significantly affect the economic performance of each joint venture; therefore, we account for these investments under the equity method of accounting.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of December 31, 2021 (dollars in thousands):

Unconsolidated Joint Venture	Our Share	Maturity Date	Stated Rate		Interest Rate(1)	Aggregate Commitment at 100%	Debt Balance at 100%(2)
1401/1413 Research Boulevard	65.0%	12/23/24	2.70%		3.14%	$28,500	$28,124
1655 and 1725 Third Street	10.0%	3/10/25	4.50%		4.57%	600,000	598,657
101 West Dickman Street	57.9%	11/10/26	SOFR + 1.95%	(3)	2.81%	26,750	9,947
1450 Research Boulevard	73.2%	12/10/26	SOFR + 1.95%	(3)	N/A	13,000	—
						$668,250	$636,728
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of December 31, 2021.
(3)This loan is subject to a fixed SOFR floor rate of 0.75%.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	December 31, 2021		December 31, 2021
	Three Months Ended	Year Ended	Three Months Ended	Year Ended
Total revenues	$64,273	$211,807	$9,962	$43,557
Rental operations	(18,278)	(58,123)	(1,469)	(7,079)
	45,995	153,684	8,493	36,478
General and administrative	(36)	(635)	(113)	(298)
Interest	—	—	(2,304)	(10,191)
Depreciation and amortization	(21,265)	(70,880)	(3,058)	(13,734)
Fixed returns allocated to redeemable noncontrolling interests(1)	207	866	—	—
	$24,901	$83,035	$3,018	$12,255

Straight-line rent and below-market lease revenue	$1,859	$5,318	$170	$3,094
Funds from operations(2)	$46,166	$153,915	$6,076	$25,989

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

	As of December 31, 2021
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$2,580,819	$110,432
Cash, cash equivalents, and restricted cash	92,703	4,993
Other assets	290,389	10,168
Secured notes payable	(1,998)	(83,910)
Other liabilities	(118,205)	(3,200)
Redeemable noncontrolling interests	(9,612)	—
	$2,834,096	$38,483

During the years ended December 31, 2021 and 2020, our consolidated real estate joint ventures distributed an aggregate of $112.4 million and $87.3 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

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

	December 31, 2021
(In thousands)	Three Months Ended	Year Ended		Year Ended December 31, 2020
Realized gains	$26,832	$215,845	(1)	$47,288	(2)
Unrealized (losses) gains	(139,716)	43,632		374,033
Investment (loss) income	$(112,884)	$259,477		$421,321

Investments (In thousands)	Cost		Unrealized Gains		Carrying Amount
Publicly traded companies	$203,290		$280,527	(3)	$483,817
Entities that report NAV	385,692		444,172		829,864
Entities that do not report NAV:
Entities with observable price changes	56,257		72,974		129,231
Entities without observable price changes	362,064		—		362,064
Investments accounted for under the equity method of accounting	N/A		N/A		71,588
December 31, 2021	$1,007,303	(4)	$797,673		$1,876,564

December 31, 2020	$835,438		$775,676		$1,611,114

(1)Includes six separate significant realized gains aggregating $110.1 million related to the following transactions: (i) the sales of investments in three publicly traded biotechnology companies, (ii) a distribution received from a limited partnership investment, and (iii) the acquisition of two of our privately held non-real estate investments in a biopharmaceutical company and biotechnology company.
(2)Includes impairments of $24.5 million related to investments in privately held entities that do not report NAV.
(3)Includes gross unrealized gains and losses of $310.0 million and $29.5 million, respectively, as of December 31, 2021.
(4)Represents 3.0% of gross assets as of December 31, 2021.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit
		(in millions)
$5.4B

$3,000
$3,000
$3,000
SIGNIFICANT AVAILABILITY
$100
$270
<$200
MINIMAL OUTSTANDING
12/31/20
12/31/21
12/31/22 Goal
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$2,730
Remaining construction loan commitments	185
Cash, cash equivalents, and restricted cash	415
Investments in publicly traded companies	484
Liquidity as of December 31, 2021	3,814
Outstanding forward equity sales agreements(1)	1,621
Total	$5,435

(1)Represents expected net proceeds from the future settlement of 8.1 million shares of forward equity sales agreements entered into in January 2022.

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

We also expect to continue meeting our short-term liquidity and capital requirements, as further detailed in this section, generally through our working capital and net cash provided by operating activities. We believe that the net cash provided by operating activities will continue to be sufficient to enable us to make the distributions necessary to continue qualifying as a REIT.

For additional information on our liquidity requirements related to our contractual obligations and commitments, refer to Note 5 – “Leases” and Note 10 – “Secured and unsecured senior debt” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

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
•Prudently manage variable-rate debt exposure through the reduction of short-term and medium-term variable-rate debt;
•Maintain a large unencumbered asset pool to provide financial flexibility;
•Fund common stock dividends and distributions to noncontrolling interests from net cash provided by operating activities;
•Manage a disciplined level of value-creation projects as a percentage of our gross real estate assets; and
•Maintain high levels of pre-leasing and percentage leased in value-creation projects.

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; availability under our secured construction loan; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of December 31, 2021 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	L+0.815%	$3,000,000	$269,990	$2,730,000
Remaining construction loan commitments	SOFR + 2.70%	$195,300	$7,991	185,298
Cash, cash equivalents, and restricted cash				415,227
Investments in publicly traded companies				483,817
Liquidity as of December 31, 2021				3,814,342
Outstanding forward equity sales agreements(2)				1,621,180
Total				$5,435,522

(1)Represents outstanding principal, net of unamortized deferred financing costs, as of December 31, 2021.
(2)Represents expected net proceeds from the future settlement of 8.1 million shares of forward equity sales agreements entered into in January 2022.

Cash, cash equivalents, and restricted cash

As of December 31, 2021 and 2020, we had $415.2 million and $597.7 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash from operating activities, proceeds from real estate asset sales and partial interest sales, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured notes payable, borrowings under secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Net cash provided by operating activities	$1,010,197	$882,510	$127,687
Net cash used in investing activities	$(7,107,324)	$(3,278,161)	$(3,829,163)
Net cash provided by financing activities	$5,916,361	$2,750,356	$3,166,005

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the year ended December 31, 2021 increased by $127.7 million to $1.0 billion, compared to $882.5 million for the year ended December 31, 2020. This increase was primarily attributable to (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2020, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2020.

Investing activities

Cash used in investing activities for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	Increase (Decrease)
Sources of cash from investing activities:
Sales of and distributions from non-real estate investments	$424,623	$141,149	$283,474
Proceeds from sales of real estate	190,576	747,020	(556,444)
Return of capital from unconsolidated real estate joint ventures	—	20,225	(20,225)
Sale of interests in unconsolidated real estate joint ventures	394,952	—	394,952
Change in escrow deposits	—	7,408	(7,408)
	1,010,151	915,802	94,349
Uses of cash for investing activities:
Purchases of real estate	5,434,652	2,570,693	2,863,959
Additions to real estate	2,089,849	1,445,171	644,678
Acquisition of interest in unconsolidated real estate joint venture	9,048	—	9,048
Investments in unconsolidated real estate joint ventures	13,666	3,444	10,222
Additions to non-real estate investments	408,564	174,655	233,909
Change in escrow deposits	161,696	—	161,696
	8,117,475	4,193,963	3,923,512

Net cash used in investing activities	$7,107,324	$3,278,161	$3,829,163

The increase in net cash used in investing activities for the year ended December 31, 2021 was primarily due to an increased use of cash for property acquisitions, additions to real estate, and additions to non-real estate investments. Refer to Note 3 – “Investments in real estate” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for further information.

Financing activities

Cash flows provided by financing activities for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	Change
Borrowings from secured notes payable	$10,005	$—	$10,005
Repayments of borrowings from secured notes payable	(17,979)	(84,104)	66,125
Payment for the defeasance of secured note payable	—	(32,865)	32,865
Proceeds from issuance of unsecured senior notes payable	1,743,716	1,697,651	46,065
Repayments of unsecured senior notes payable	(650,000)	(500,000)	(150,000)
Premium paid for early extinguishment of debt	(66,829)	(54,385)	(12,444)
Borrowings from unsecured senior line of credit	3,521,000	2,700,000	821,000
Repayments of borrowings from unsecured senior line of credit	(3,521,000)	(3,084,000)	(437,000)
Proceeds from issuance under commercial paper program	30,951,300	23,539,400	7,411,900
Repayments of borrowings from commercial paper program	(30,781,300)	(23,439,400)	(7,341,900)
Payments of loan fees	(18,938)	(32,309)	13,371
Changes related to debt	1,169,975	709,988	459,987

Contributions from and sales of noncontrolling interests	2,026,486	367,613	1,658,873
Distributions to and purchases of noncontrolling interests	(118,891)	(88,805)	(30,086)
Proceeds from the issuance of common stock	3,529,097	2,315,862	1,213,235
Dividend payments	(655,968)	(532,980)	(122,988)
Taxes paid related to net settlement of equity awards	(34,338)	(21,322)	(13,016)
Net cash provided by financing activities	$5,916,361	$2,750,356	$3,166,005

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2022, will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2022 Guidance			Certain Completed Items
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$275	$325	$300
Incremental debt	1,375	1,025	1,200
Real estate dispositions and partial interest sales	1,300	2,100	1,700
Common equity	2,250	3,250	2,750	$1,691
Total sources of capital	$5,200	$6,700	$5,950

Uses of capital:
Construction	$2,700	$3,200	$2,950
Acquisitions	2,500	3,500	3,000	$1,220
Total uses of capital	$5,200	$6,700	$5,950

Incremental debt (included above):
Issuance of unsecured senior notes payable	$1,200	$1,700	$1,450
Unsecured senior line of credit, commercial paper program, and other	175	(675)	(250)
Incremental debt	$1,375	$1,025	$1,200

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

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $275.0 million to $325.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2022. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2022, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed, and contributions from Same Properties and recently acquired properties to contribute significant increases in income from rentals, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $39 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash flows” section within this Item 7 in this annual report on Form 10-K for a discussion of cash flows provided by operating activities for the year ended December 31, 2021.

Debt

We expect to fund a portion of our capital needs in 2022 from the real estate dispositions and partial interest sales, settlement of our outstanding forward equity sales agreements, sales of our common stock under our ATM program, issuances under our commercial paper program discussed below, borrowings under our unsecured senior line of credit, and issuances of unsecured senior notes payable.

As of December 31, 2021, we have no outstanding balance on our unsecured senior line of credit. Our unsecured senior line of credit has an aggregate commitment of $3.0 billion and bears an interest rate of LIBOR plus 0.825% with a 0% LIBOR floor and is subject to certain annual sustainability measures entitling us to a temporary reduction in the interest rate margin of one basis point, but not below zero percent per year. During the year ended December 31, 2020, we achieved certain sustainability measures, as described in our unsecured senior line of credit agreement, which reduced our borrowing rate to LIBOR plus 0.815% for a one-year period. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding.

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

We established a commercial paper program that provides us with the ability to issue up to $1.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance on our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at LIBOR plus 0.815%. The commercial paper notes sold during the three months ended December 31, 2021 were issued at a weighted-average yield to maturity of 0.24%. As of December 31, 2021, we had an aggregate of $270.0 million of notes outstanding under our commercial paper program.

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

Proactive management of transition away from LIBOR

LIBOR has been used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including variable-rate debt and interest rate swap contracts. However, based on an announcement made by the Financial Conduct Authority (“FCA”) on March 5, 2021, one-week and two-month LIBOR rates ceased to be published after December 31, 2021, and all other LIBOR settings will effectively cease after June 30, 2023, and it is expected that LIBOR will no longer be used after this date. In addition, it is expected that LIBOR will no longer be used in new contracts entered into after December 31, 2021. To address the impending discontinuation of LIBOR, in the U.S. the Alternative Reference Rates Committee (“ARRC”) was established to help ensure the successful transition from LIBOR. In June 2017, the ARRC selected SOFR, a new index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for U.S. dollar LIBOR. We have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•We have proactively eliminated outstanding LIBOR-based borrowings under our unsecured senior bank term loans and secured construction loans through repayments. From January 2017 through December 2021, we retired approximately $1.5 billion of all such debt.
•During 2020, we increased the aggregate amount of our commercial paper program to $1.5 billion from $750.0 million. This program provides us with ability to issue commercial paper notes bearing interest at short-term fixed rates, with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subject to LIBOR and is used for funding short-term working capital needs. As of December 31, 2021, we had an aggregate of $270.0 million of notes outstanding under our commercial paper program.
•We continue to prudently manage outstanding borrowings under our unsecured senior line of credit. As of December 31, 2021, we had no borrowings outstanding under our unsecured senior line of credit. Additionally, new loans that we’ve entered into recently are SOFR-based rather than LIBOR-based. Our consolidated real estate joint venture at 99 Coolidge Avenue holds a SOFR-based construction loan with an outstanding balance of $8.0 million. In addition, two of our unconsolidated real estate joint ventures at 1450 Research Boulevard and 101 West Dickman Street each hold a SOFR-based construction loan. As of December 31, 2021, 1450 Research Boulevard had no outstanding balance on its construction loan and 101 West Dickman Street had an outstanding balance of $9.9 million.
•Our unsecured senior line of credit contains fallback language generally consistent with the ARRC’s Amendment Approach, which provides a streamlined amendment approach for negotiating a benchmark replacement.
•We continue to monitor developments by the FCA, the ARRC, and other governing bodies involved in LIBOR transition.

Refer to Note 10 – “Secured and unsecured senior debt” and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements under Item 15 and “Item 1A. Risk factors” in this annual report on Form 10-K for additional information about our management of risks related to the transition away from LIBOR.

Real estate dispositions and partial interest sales

We expect to continue the disciplined execution of select sales of operating assets. Future sales will provide an important source of capital to fund a portion of pending and recently completed opportunistic acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2022, we expect real estate dispositions and partial interest sales ranging from $1.3 billion to $2.1 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

During the year ended December 31, 2021, we completed dispositions for an aggregate sales price $2.6 billion. Refer to the “Dispositions and sales of partial interests” section of “Investments in real estate” under Item 7 for additional information on these transactions.

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

Common equity transactions

During the year ended December 31, 2021, we completed issuances and executed forward equity sales agreements for an aggregate 20.8 million shares of common stock, including the exercise of underwriters’ option, for an aggregate net proceeds of approximately $3.5 billion, as follows:

•In January 2021 and June 2021, we entered into forward equity sales agreements aggregating $1.1 billion and $1.5 billion, respectively, to sell an aggregate of 6.9 million and 8.1 million of our common stock, respectively, including the exercise of underwriters’ options, at pubic offering price of $164.00 and $184.00, respectively, before underwriting discounts and commissions. During 2021, we issued all 15.0 million shares under these forward equity sales agreements and received net proceeds of $2.5 billion.

•In March 2021, we issued the remaining 362 thousand shares of common stock to settle our forward equity sales agreements that were outstanding as of December 31, 2020, and received net proceeds of $56.2 million.

•In February 2021, we entered into a new ATM common stock offering program, which allowed us to sell up to an aggregate of $1.0 billion of our common stock.
•We issued 5.5 million shares under our ATM program and received net proceeds of $984.6 million.
•As of December 31, 2021, we have no amounts remaining under this ATM program.

•In December 2021, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.0 billion of our common stock. As of December 31, 2021, the full amount remains available for future sales of our common stock.

In January 2022, we entered into forward equity sales agreements to sell 8.1 million shares of our common stock (including the exercise of underwriters’ option) aggregating $1.7 billion at a public offering price of $210.00 per share, before underwriting discounts and commissions.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in real estate joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the year ended December 31, 2021, we received $2.0 billion of contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 4.8 million RSF of Class A office/laboratory, agtech, and technology office space undergoing construction, 8.7 million RSF of near-term and intermediate-term development and redevelopment projects, and 14.7 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A development and redevelopment properties: current projects” and “Summary of capital expenditures” subsections of the “Investments in real estate” section under Item 2 in this annual report on Form 10-K for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2021 and 2020 of $170.6 million and $125.6 million, respectively, was classified in investments in real estate.

Property taxes, insurance on real estate, and indirect project costs, such as construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects, aggregating $69.8 million and $61.0 million, and property taxes, insurance on real estate and other operating costs aggregating $73.8 million and $52.6 million during the years ended December 31, 2021 and 2020, respectively.

The increase in capitalized costs for the year ended December 31, 2021, compared to the same period in 2020 was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities in 2021 over 2020. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct and indirect project costs related to the asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $24.0 million for the year ended December 31, 2021.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the year ended December 31, 2021, we capitalized total initial direct leasing costs of $189.3 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section in Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements under Item 15 in this annual report on Form 10-K, and the “Acquisitions” subsection of the “Investments in real estate” section in “Item 2. Properties” in this annual report on Form 10-K for information on our acquisitions.

Dividends

During the years ended December 31, 2021 and 2020, we paid common stock dividends of $656.0 million and $533.0 million, respectively. The increase of $123.0 million in dividends paid on our common stock during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2020 as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $4.42 per common share paid during the year ended December 31, 2021 from $4.18 per common share paid during the year ended December 31, 2020.

Secured notes payable

Secured notes payable as of December 31, 2021 consisted of four notes secured by eight properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.40%. As of December 31, 2021, the total book value of our investments in real estate securing debt was approximately $936.0 million. As of December 31, 2021, our secured notes payable, including unamortized discounts and deferred financing costs, comprised approximately $195.2 million and $10.0 million of fixed-rate debt and unhedged variable-debt, respectively.
Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of December 31, 2021 were as follows:

Covenant Ratios(1)	Requirement	December 31, 2021
Total Debt to Total Assets	Less than or equal to 60%	28%
Secured Debt to Total Assets	Less than or equal to 40%	1%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	11.4x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	343%
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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of December 31, 2021 were as follows:

Covenant Ratios (1)	Requirement	December 31, 2021
Leverage Ratio	Less than or equal to 60.0%	26.7%
Secured Debt Ratio	Less than or equal to 45.0%	0.6%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.51x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	9.16x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt were calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of December 31, 2021, 97% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our consolidated financial statements under Item 15 in this annual report on Form 10-K.

Ground lease obligations

Operating lease agreements

Ground lease obligations as of December 31, 2021, included leases for 39 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.9 million as of December 31, 2021, our ground lease obligations have remaining lease terms ranging from approximately 32 to 93 years, including available extension options that we are reasonably certain to exercise.

As of December 31, 2021, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $927.9 million and $25.4 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of December 31, 2021, the present value of the remaining contractual payments, aggregating $953.3 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $434.7 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of December 31, 2021, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 42 years, and the weighted-average discount rate was 4.57%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $474.3 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease accounting” section in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

Commitments

As of December 31, 2021, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $2.8 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $106.8 million primarily related to deposits for acquisitions in our Greater Boston and San Francisco Bay Area markets, including one $77.5 million letter of credit we issued during the three months ended June 30, 2021. The $77.5 million letter of credit served to secure our performance under the purchase and sale agreement of our acquisition of One Rogers Street in our Cambridge/Inner Suburbs submarket for a purchase price of $849.4 million. We completed this acquisition in December 2021 and terminated the letter of credit in January 2022.

We are committed to funding approximately $391.0 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV, which expire at various dates over the next 11 years, with a weighted-average expiration of 9.0 years as of December 31, 2021.

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

Foreign currency translation gains and losses

The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the year ended December 31, 2021, due to the changes in the foreign exchange rates for our real estate investments in Canada and Asia. We reclassify unrealized foreign currency translation gains and losses into net income (loss) as we dispose of these holdings.

(In thousands)	Total
Balance as of December 31, 2020	$(6,625)

Other comprehensive loss before reclassifications	(669)
Net other comprehensive loss	(669)

Balance as of December 31, 2021	$(7,294)

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents on a combined basis for the Issuer and the Guarantor Subsidiary balance sheet financial information as of December 31, 2021 and 2020, and results of operations and comprehensive income for the years ended December 31, 2021 and 2020. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information as of December 31, 2021 and 2020, and for the years ended December 31, 2021 and 2020, for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	December 31,
	2021	2020
Assets:
Cash, cash equivalents, and restricted cash	$78,856	$404,802
Other assets	101,956	100,689
Total assets	$180,812	$505,491

Liabilities:
Unsecured senior notes payable	$8,316,678	$7,232,370
Unsecured senior line of credit and commercial paper	269,990	99,991
Other liabilities	401,721	341,621
Total liabilities	$8,988,389	$7,673,982

	Year Ended December 31,
	2021	2020
Total revenues	$26,798	$22,946
Total expenses	(363,525)	(355,370)
Net loss	(336,727)	(332,424)
Net income attributable to unvested restricted stock awards	(7,848)	(10,168)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(344,575)	$(342,592)

As of December 31, 2021, 401 of our 414 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary, Alexandria Real Estate Equities, LP.

Critical accounting estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We base these estimates, judgments, and assumptions on historical experience, current trends, and various other factors that we believe to be reasonable under the circumstances.

We continually evaluate the estimates, judgments, and assumptions we use to prepare our consolidated financial statements. Changes in estimates, judgments, or assumptions could affect our financial position and our results of operations, which are used by our stockholders, potential investors, industry analysts, and lenders in their evaluation of our performance.

Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with GAAP, which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our significant accounting policies, which utilize these critical accounting estimates, are described in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K. Our critical accounting estimates are described below.

Recognition of real estate acquired

Generally, our acquisitions of real estate or in-substance real estate are accounted for as asset acquisitions and not business combinations because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related intangible assets). The accounting model for asset acquisitions requires that the acquisition consideration (including acquisition costs) be allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. Any excess (deficit) of the consideration transferred relative to the sum of the fair value of the assets acquired and liabilities assumed is allocated to the individual assets and liabilities based on their relative fair values.

We assess the relative fair values of tangible and intangible assets and liabilities based on:

(i)Available comparable market information,
(ii)Estimated replacement costs, or
(iii)Discounted cash flow analysis/estimated net operating income and capitalization rates.

In certain instances, we may use multiple valuation techniques and estimate fair value based on an average of multiple valuation results. We exercise judgement to determine key assumptions used in each valuation technique. For example, to estimate future cash flows in the discounted cash flow analysis, we are required to use judgment and make a number of assumptions, including those related to projected growth in rental rates and operating expenses, and anticipated trends and market/economic conditions. The use of different assumptions in the discounted cash flow analysis can affect the amount of consideration allocated to the acquired depreciable/amortizable asset, which in turn can impact our net income due to the recognition of the related depreciation/amortization expense in our consolidated statements of operations.

We completed acquisitions of 87 properties for a total purchase price of $5.5 billion during the year ended December 31, 2021. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair value of the asset acquired and liabilities assumed. Refer to the “Investments in real estate” section of Note 2 – “Summary of significant accounting policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

Impairment of long-lived assets

Impairment of real estate assets classified as held for sale

A property is classified as held for sale when all of the accounting criteria for a plan of sale have been met. These criteria are described in the “Investments in real estate” section of Note 2 – “Summary of significant accounting policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K. Upon classification as held for sale, we recognize an impairment charge, if necessary, to lower the carrying amount of the real estate asset to its estimated fair value less cost to sell. The determination of fair value can involve significant judgments and assumptions. We develop key assumptions based on the following available factors: (i) contractual sales price, (ii) preliminary non-binding letters of intent, or (iii) other available comparable market information. If this information is not available, we use estimated replacement costs or estimated cash flow projections that utilize estimated discount and capitalization rates. These estimates are subject to uncertainty and therefore require significant judgment by us. We review all assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to their estimated fair values less costs to sell. Subsequently, as a result of our quarterly assessment, we may recognize an incremental impairment charge for any decrease in the asset’s fair value less cost to sell. Conversely, we may recognize a gain for a subsequent increase in fair value less cost to sell, limited to the cumulative net loss previously recognized.

Impairment of other long-lived assets

For each reporting period, we review current activities and changes in the business conditions of all of our long-lived assets, including our rental properties, CIP, land held for development, right-of-use assets related to operating leases in which we are the lessee, and intangibles, to determine the existence of any triggering events or impairment indicators requiring an impairment analysis. If triggering events or impairment indicators are identified, we review an estimate of the future undiscounted cash flows, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

Long-lived assets to be held and used, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles, are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, construction costs, available market information, current and historical operating results, known trends, current market/economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount to its estimated fair value. If an impairment loss is not required to be recognized, the recognition of depreciation or amortization is adjusted prospectively, as necessary, to reduce the carrying amount of the real estate to its estimated disposition value over the remaining period that the asset is expected to be held and used. We may also adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

The evaluation for impairment and calculation of the carrying amount of a long-lived asset to be held and used involves consideration of factors and calculations that are different than the estimate of fair value of assets classified as held for sale. Because of these two different models, it is possible for a long-lived asset previously classified as held and used to require the recognition of an impairment charge upon classification as held for sale.

Impairment of real estate joint ventures accounted for under the equity method of accounting

We generally account for our investments in real estate joint ventures that do not meet the consolidation criteria under the equity method. Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of the investee’s earnings or losses, distributions received, and other-than-temporary impairments.

Our unconsolidated real estate joint ventures are individually evaluated for impairment when conditions exist that may indicate that the decrease in the carrying amount of our investment has occurred and is other than temporary. Triggering events or impairment indicators for an unconsolidated joint venture include its recurring operating losses, and other events such as occupancy changes, significant near-term lease expirations, significant changes in construction costs, estimated completion dates, rental rates, and other factors related to the properties owned by the real estate joint venture, or a decision by investors to cease providing support or reduce their financial commitment to the joint venture.

Upon determination that an other-than-temporary impairment has occurred, a write-down is recognized to reduce the carrying amount of investment to its estimated fair value. As of December 31, 2021, the carrying amounts of our investments in unconsolidated real estate joint ventures aggregated $38.5 million, or approximately 0.1% of our total assets. During the year ended December 31, 2021, no other-than-temporary impairments related to our unconsolidated real estate joint ventures were identified. Refer to the “Unconsolidated real estate joint ventures” section within Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for the information regarding the impairment recognized during the year ended December 31, 2020, in connection with the retail shopping center located in our Rockville submarket of Maryland owned by our 1401/1413 Research Boulevard unconsolidated real estate joint venture.

Impairment of non-real estate investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. As a REIT, we generally limit our ownership percentage in the voting stock of each individual entity to less than 10%.

Our investments in privately held entities that do not report NAV per share require our evaluation for impairment when changes in these entities’ conditions may indicate that an impairment exists. We closely monitor these investments throughout the year for new developments, including operating results, prospects and results of clinical trials, new product initiatives, new collaborative agreements, capital-raising events, and merger and acquisition activities. We evaluate these investees on the basis of a qualitative assessment for indicators of impairment by monitoring the presence of the following triggering events or impairment indicators: (i) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic, or technological environment of the investee, (iii) a significant adverse change in the general market condition, including the research and development of technology and products that the investee is bringing or attempting to bring to the market, or (iv) significant concerns about the investee’s ability to continue as a going concern. If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment loss in an amount equal to the investment’s carrying value in excess of its estimated fair value. As of each December 31, 2021, 2020, and 2019, the carrying amounts of our investments in privately held entities that do not report NAV per share accounted for approximately 2% of our total assets and aggregated $491.3 million, $389.2 million, and $388.1 million, respectively. During the years ended December 31, 2021, 2020, and 2019, we recognized impairment charges aggregating 0%, 6%, and 4% of the carrying amounts of our investments in privately held entities that do not report NAV, respectively.

Monitoring of tenant credit quality

We monitor, on an ongoing basis, the credit quality and any related material changes of our tenants by (i) monitoring the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses and industries in which they conduct business, and (iv) monitoring the timeliness of lease payments.

We have a team of employees who, among them, have an extensive educational background or experience in biology, chemistry, industrial biotechnology, agtech, and the life science industry, as well as knowledge in finance. This team is responsible for timely assessment, monitoring, and communication of our tenants’ credit quality and any material changes therein. During the fiscal years ended 2021, 2020, and 2019, specific write-offs and a general allowance related to deferred rent balances of tenants recognized in our consolidated statements of operations have not exceeded 0.3% of our income from rentals for each respective year. Our general allowance was $6.8 million as of December 31, 2021.

Allowance for credit losses

For the financial assets in scope of the accounting standard on credit losses, we are required to estimate and recognize lifetime expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote.

As of December 31, 2021, all of our 414 properties were subject to the operating lease agreements, which are excluded from the scope of the standard on credit losses. As of December 31, 2021, we had one direct financing lease agreement for a parking structure and two sales-type ground leases subject to this standard, with an aggregate net investment balance of $70.7 million, which represented approximately 0.2% of our total assets. At each reporting date, we estimate the current credit loss related to these assets by assessing the probability of default on these leases based on the lessees’ financial condition, credit rating, business prospects, remaining lease term, and, in the case of the direct financing lease, the expected value of the underlying collateral upon its repossession, and, if necessary, we recognize a credit loss adjustment. Since the adoption of this standard on January 1, 2020, and as of each December 31, 2021 and 2020, our allowance for credit losses has not exceeded $2.8 million, or 0.01% of our total assets. For further details, refer to refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” and to Note 5 – “Leases” to our consolidated financial statements.

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

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and twelve months ended December 31, 2021 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	December 31, 2021		December 31, 2021
	Three Months Ended	Year Ended	Three Months Ended	Year Ended
Net income	$24,901	$83,035	$3,018	$12,255
Depreciation and amortization	21,265	70,880	3,058	13,734
Funds from operations	$46,166	$153,915	$6,076	$25,989

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the years ended December 31, 2021, 2020, and 2019. Per share amounts may not add due to rounding.

	Year Ended December 31,
(In thousands)	2021		2020	2019
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$563,399		$760,791	$350,995
Depreciation and amortization of real estate assets	804,633		684,682	541,855
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(70,880)		(61,933)	(30,960)
Our share of depreciation and amortization from unconsolidated real estate JVs	13,734		11,413	6,366
Gain on sales of real estate	(126,570)	(1)	(154,089)	(474)
Impairment of real estate – rental properties	25,485		40,501	12,334
Assumed conversion of 7.00% Series D cumulative convertible preferred stock	—		—	3,204
Allocation to unvested restricted stock awards	(6,315)		(7,018)	(5,904)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	1,203,486		1,274,347	877,416
Unrealized gains on non-real estate investments	(43,632)		(374,033)	(161,489)
Significant realized gains on non-real estate investments	(110,119)		—	—
Impairment of real estate	27,190		15,221	—
Impairment of non-real estate investments	—		24,482	17,124
Loss on early extinguishment of debt	67,253		60,668	47,570
Loss on early termination of interest rate hedge agreements	—		—	1,702
Termination fee	—		(86,179)	—
Acceleration of stock compensation expense due to executive officer resignation	—		4,499	—
Preferred stock redemption charge	—		—	2,580
Removal of assumed conversion of 7.00% Series D cumulative convertible preferred stock	—		—	(3,204)
Allocation to unvested restricted stock awards	710		4,790	1,307
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1,144,888		$923,795	$783,006

(1)Includes $101.1 million related to the sale of our entire 49.0% interest in the unconsolidated real estate joint venture at Menlo Gateway.
(2)Calculated in accordance with standards established by the Nareit Board of Governors.

	Year Ended December 31,
(Per share)	2021	2020	2019
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$3.82	$6.01	$3.12
Depreciation and amortization of real estate assets	5.07	5.01	4.60
Gain on sales of real estate	(0.86)	(1.22)	—
Impairment of real estate – rental properties	0.17	0.32	0.11
Allocation to unvested restricted stock awards	(0.04)	(0.05)	(0.06)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	8.16	10.07	7.77
Unrealized gains on non-real estate investments	(0.30)	(2.96)	(1.44)
Significant realized gains on non-real estate investments	(0.75)	—	—
Impairment of real estate	0.18	0.12	—
Impairment of non-real estate investments	—	0.19	0.15
Loss on early extinguishment of debt	0.46	0.48	0.42
Loss on early termination of interest rate hedge agreements	—	—	0.02
Termination fee	—	(0.68)	—
Acceleration of stock compensation expense due to executive officer resignation	—	0.04	—
Preferred stock redemption charge	—	—	0.02
Allocation to unvested restricted stock awards	0.01	0.04	0.02
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$7.76	$7.30	$6.96

Weighted-average shares of common stock outstanding(1) for calculations of:
EPS – diluted	147,460	126,490	112,524
Funds from operations – diluted, per share	147,460	126,490	112,966
Funds from operations – diluted, as adjusted, per share	147,460	126,490	112,524
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

In order to calculate the Adjusted EBITDA margin, we divide Adjusted EBITDA by total revenue as presented in our consolidated statements of operations. We believe this supplemental performance measure provides investors with additional useful information regarding the profitability of our operating activities.

The following table reconciles net income (loss) and revenues, the most directly comparable financial measures calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three months and years ended December 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended December 31,			Year Ended December 31,
	2021		2020	2021		2020
Net income	$99,796		$457,133	$654,282		$827,171
Interest expense	34,862		37,538	142,165		171,609
Income taxes	4,156		2,053	12,054		7,230
Depreciation and amortization	239,254		177,750	821,061		698,104
Stock compensation expense	14,253		11,394	48,669		43,502
Loss on early extinguishment of debt	—		7,898	67,253		60,668
Gain on sales of real estate	(124,226)	(1)	(152,503)	(126,570)		(154,089)
Significant realized gains on non-real estate investments	—		—	(110,119)	(2)	—
Unrealized losses (gains) on non-real estate investments	139,716		(233,538)	(43,632)		(374,033)
Impairment of real estate	—		25,177	52,675		55,722
Impairment of non-real estate investments	—		—	—		24,482
Termination fee	—		—	—		(86,179)
Adjusted EBITDA	$407,811		$332,902	$1,517,838		$1,274,187

Total revenues	$576,923		$463,720	$2,114,150		$1,885,637

Adjusted EBITDA margin	71%		72%	72%		68%

(1)Includes $101.1 million related to the sale of our entire 49.0% interest in the unconsolidated real estate joint venture at Menlo Gateway.
(2)Refer to the “Investments” section within this Item 7 in this annual report on Form 10-K for additional information.

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of December 31, 2021, approximately 91% of our leases (on an RSF basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges for the three months and years ended December 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Adjusted EBITDA	$407,811	$332,902	$1,517,838	$1,274,187

Interest expense	$34,862	$37,538	$142,165	$171,609
Capitalized interest	44,078	37,589	170,641	125,618
Amortization of loan fees	(2,911)	(2,905)	(11,441)	(10,494)
Amortization of debt premiums	502	869	2,041	3,555
Cash interest and fixed charges	$76,531	$73,091	$303,406	$290,288

Fixed-charge coverage ratio:
– period annualized	5.3x	4.6x	5.0x	4.4x
– trailing 12 months	5.0x	4.4x	5.0x	4.4x

Gross assets

Gross assets is calculated as total assets plus accumulated depreciation (in thousands):

	December 31,
	2021	2020
Total assets	$30,219,373	$22,827,878
Accumulated depreciation	3,771,241	3,182,438
Gross assets	$33,990,614	$26,010,316

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended December 31, 2021, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Investors Service and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate – value-creation square footage currently in rental properties

The square footage presented in the table below includes RSF of buildings in operation as of December 31, 2021, primarily representing lease expirations at recently acquired properties that also have inherent future development or redevelopment opportunities, for which we have the intent to demolish or redevelop the existing property upon expiration of the existing in-place leases and commencement of future construction:

	Dev/Redev	RSF of lease expirations going into development and redevelopment
Property/Submarket		2022	2023	Thereafter		Total
Near-term projects:
40 Sylvan Road/Route 128	Redev	—	312,845	—		312,845
651 Gateway Boulevard/South San Francisco	Redev	197,787	—	102,223	(1)	300,010
3825 Fabian Way/Greater Stanford	Redev	250,000	—	—		250,000
3450 Hillview Avenue/Greater Stanford	Redev	42,340	—	—		42,340
11255 and 11355 North Torrey Pines Road/Torrey Pines	Dev	139,135	—	—		139,135
10931 and 10933 North Torrey Pines Road/Torrey Pines	Dev	92,450	—	—		92,450
3301 Monte Villa Parkway	Redev	51,255	—	—		51,255
41 Moore Drive/Research Triangle	Redev	62,490	—	—		62,490
		835,457	312,845	102,223		1,250,525
Intermediate-term projects:
3460 Hillview Avenue/Greater Stanford	Redev	—	—	34,611		34,611
9444 Waples Street/Sorrento Mesa	Dev	30,855	—	57,525	(1)	88,380
		30,855	—	92,136		122,991
Future projects:
550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	260,867		260,867
380 and 420 E Street/Seaport Innovation District	Dev	—	—	195,506		195,506
Other/Greater Boston	Redev	—	—	167,549	(1)	167,549
1122 El Camino Real/South San Francisco	Dev	—	—	223,232		223,232
3875 Fabian Way/Greater Stanford	Redev	—	—	228,000		228,000
960 Industrial Road/Greater Stanford	Dev	—	—	110,000		110,000
2475 Hanover Street/Greater Stanford	Redev	—	—	83,980		83,980
219 East 42nd Street/New York City	Dev	—	—	349,947		349,947
10975 and 10995 Torreyana Road/Torrey Pines	Dev	—	—	84,829		84,829
4161 Campus Point Court/University Town Center	Dev	—	159,884	—		159,884
10260 Campus Point Drive/University Town Center	Dev	—	109,164	—		109,164
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	689,938		689,938
4025, 4031, and 4045 Sorrento Valley Boulevard/Sorrento Valley	Dev	42,594	—	—		42,594
601 Dexter Avenue North/Lake Union	Dev	—	—	18,680		18,680
830 4th Avenue South/SoDo	Dev	—	—	42,380		42,380
Other/Seattle	Dev	—	84,782	17,655	(1)	102,437
Other	TBD	70,700	—	72,405	(1)	143,105
		113,294	353,830	2,544,968		3,012,092
		979,606	666,675	2,739,327		4,385,608
(1)Includes vacant square footage as of December 31, 2021.

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

Mega campus

Mega campuses are cluster campuses that consist of approximately 1 million or more RSF, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our operating RSF as of December 31, 2021:

Operating RSF
Mega campus	24,599,149
Non-mega campus	14,236,643
Total	38,835,792

Mega campus RSF as a percentage of total operating property RSF	63%

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

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of December 31, 2021 and 2020 (dollars in thousands):

	December 31,
	2021		2020
Secured notes payable	$205,198		$230,925
Unsecured senior notes payable	8,316,678		7,232,370
Unsecured senior line of credit and commercial paper	269,990		99,991
Unamortized deferred financing costs	65,476		56,312
Cash and cash equivalents	(361,348)		(568,532)
Restricted cash	(53,879)		(29,173)
Preferred stock	—		—
Net debt and preferred stock	$8,442,115		$7,021,893

Adjusted EBITDA:
– quarter annualized	$1,631,244		$1,331,608
– trailing 12 months	$1,517,838		$1,274,187

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.2	x	5.3	x
– trailing 12 months	5.6	x	5.5	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income, and to net operating income (cash basis) for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$654,282	$827,171	$404,047

Equity in earnings of unconsolidated real estate joint ventures	(12,255)	(8,148)	(10,136)
General and administrative expenses	151,461	133,341	108,823
Interest expense	142,165	171,609	173,675
Depreciation and amortization	821,061	698,104	544,612
Impairment of real estate	52,675	48,078	12,334
Loss on early extinguishment of debt	67,253	60,668	47,570
Gain on sales of real estate	(126,570)	(154,089)	(474)
Investment income	(259,477)	(421,321)	(194,647)
Net operating income	1,490,595	1,355,413	1,085,804
Straight-line rent revenue	(115,145)	(96,676)	(104,235)
Amortization of acquired below-market leases	(54,780)	(57,244)	(29,813)
Net operating income (cash basis)	$1,320,670	$1,201,493	$951,756

Net operating income (from above)	$1,490,595	$1,355,413	$1,085,804
Total revenues	$2,114,150	$1,885,637	$1,531,296
Operating margin	71%	72%	71%

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenue in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of results for the year ended December 31, 2021 to the year ended December 31, 2020” subsection of the “Results of operations” section within this Item 7 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income from rentals	$2,108,249	$1,878,208	$1,516,864
Rental revenues	(1,618,592)	(1,471,840)	(1,165,788)
Tenant recoveries	$489,657	$406,368	$351,076

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Unencumbered net operating income	$1,444,307	$1,295,520	$1,024,619
Encumbered net operating income	46,288	59,893	61,185
Total net operating income	$1,490,595	$1,355,413	$1,085,804
Unencumbered net operating income as a percentage of total net operating income	97%	96%	94%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. As of December 31, 2021, we had no Forward Agreements outstanding. Refer to Note 15 – “Stockholders’ equity” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the years ended December 31, 2021, 2020, and 2019, are calculated as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Weighted-average shares of common stock outstanding:
Basic shares for EPS	146,921	126,106	112,204
Outstanding forward equity sales agreements	539	384	320
Series D Convertible Preferred Stock	—	—	—
Diluted shares for EPS	147,460	126,490	112,524

Basic shares for EPS	146,921	126,106	112,204
Outstanding forward equity sales agreements	539	384	320
Series D Convertible Preferred Stock	—	—	442
Diluted shares for FFO	147,460	126,490	112,966

Basic shares for EPS	146,921	126,106	112,204
Outstanding forward equity sales agreements	539	384	320
Series D Convertible Preferred Stock	—	—	—
Diluted shares for FFO, as adjusted	147,460	126,490	112,524

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of December 31, 2021, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following table illustrates the effect of a 1% change in interest rates, assuming an interest rate floor of 0%, on our fixed- and variable-rate debt as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(527)	$(407)
Rate decrease of 1%	$106	$89

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(811,028)	$(700,861)
Rate decrease of 1%	$944,392	$795,966

These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of December 31, 2021 and 2020, respectively. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Equity price risk:
Fair value increase of 10%	$187,656	$161,111
Fair value decrease of 10%	$(187,656)	$(161,111)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following table illustrates the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$120	$118
Rate decrease of 10%	$(120)	$(118)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$18,790	$9,740
Rate decrease of 10%	$(18,790)	$(9,740)

This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the year ended December 31, 2021 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2021, we had performed an evaluation, under the supervision of our Co-Chief Executive Officers (“Co-CEOs”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the Co-CEOs and the CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and 2020. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO 2013”) of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Alexandria Real Estate Equities, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Alexandria Real Estate Equities, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alexandria Real Estate Equities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedule, and our report dated January 31, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
January 31, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2022 Proxy Statement”) under the captions “Board of Directors and Executive Officers” and “Corporate Governance Guidelines and Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2022 Proxy Statement under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2021:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan Approved by Stockholders — Amended and Restated 1997 Stock Award and Incentive Plan	—	—	2,556,301

The other information required by this Item is incorporated herein by reference from our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2022 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Policies and Procedures with Respect to Related-Person Transactions,” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2022 Proxy Statement under the caption “Fees Billed by Independent Registered Public Accountants.”

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
		Form 8-K	July 18, 2014

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
4.4*	Form of 4.500% Senior Note due 2029 (included in Exhibit 4.3 above)	Form 8-K	July 18, 2014
4.5*	Indenture, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.6*	Supplemental Indenture No. 1, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.7*	Form of 4.30% Senior Note due 2026 (included in Exhibit 4.6 above)	Form 8-K	November 17, 2015
4.8*	Supplemental Indenture No. 2, dated as of June 10, 2016, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	June 10, 2016
4.9*	Form of 3.95% Senior Note due 2027 (included in Exhibit 4.8 above)	Form 8-K	June 10, 2016
4.10*	Indenture, dated as of March 3, 2017, among the Company, as Issuer Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.11*	Supplemental Indenture No. 1, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.12*	Form of 3.95% Senior Note due 2028 (included in Exhibit 4.11 above)	Form 8-K	March 3, 2017
4.13*	Supplemental Indenture No. 2, dated as of November 20, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	November 20, 2017
4.14*	Form of 3.45% Senior Note due 2025 (included in Exhibit 4.13 above)	Form 8-K	November 20, 2017
4.15*	Supplemental Indenture No. 3, dated as of June 21, 2018, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	June 21, 2018
4.16*	Supplemental Indenture No. 4, dated as of June 21, 2018, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	June 21, 2018
4.17*	Form of 4.700% Senior Note Due 2030 (included in Exhibit 4.16 above)	Form 8-K	June 21, 2018
4.18*	Supplemental Indenture No. 5, dated as of March 21, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 21, 2019
4.19*	Form of 3.800% Senior Note Due 2026 (included in Exhibit 4.18 above)	Form 8-K	March 21, 2019
4.20*	Supplemental Indenture No. 6, dated as of March 21, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 21, 2019
4.21*	Form of 4.850% Senior Note Due 2049 (included in Exhibit 4.20 above)	Form 8-K	March 21, 2019
4.22*	Supplemental Indenture No. 8, dated as of July 15, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	July 15, 2019
4.23*	Form of 3.375% Senior Note Due 2031 (included in Exhibit 4.22 above)	Form 8-K	July 15, 2019
4.24*	Supplemental Indenture No. 9, dated as of July 15, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	July 15, 2019
4.25*	Supplemental Indenture No. 11 dated as of September 12, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	September 12, 2019
4.26*	Form of 4.000% Senior Note Due 2050 (included in Exhibit 4.25 above)	Form 8-K	July 15, 2019
4.27*	Supplemental Indenture No. 10, dated as of September 12, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	September 12, 2019
4.28*	Form of 2.750% Senior Note Due 2029 (included in Exhibit 4.27 above)	Form 8-K	September 12, 2019

Exhibit Number		Exhibit Title	Incorporated by Reference to:	Date Filed
4.29*		Supplemental Indenture No. 12, dated as of March 26, 2020, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 26, 2020
4.30*		Form of 4.900% Senior Note due 2030 (included in Exhibit 4.29 above)	Form 8-K	March 26, 2020
4.31*		Supplemental Indenture No. 13, dated August 5, 2020, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Trust Bank, as Trustee	Form 8-K	August 5, 2020
4.32*		Form of 1.875% Senior Notes due 2033 (included in Exhibit 4.31 above)	Form 8-K	August 5, 2020
4.33*		Supplemental Indenture No. 14, dated February 18, 2021, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Trust Bank, as Trustee	Form 8-K	February 18, 2021
4.34*		Form of 2.000 % Senior Notes due 2032 (included in Exhibit 4.33 above)	Form 8-K	February 18, 2021
4.35*		Supplemental Indenture No. 15, dated February 18, 2021, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Trust Bank, as Trustee	Form 8-K	February 18, 2021
4.36*		Form of 3.000 % Senior Notes due 2051 (included in Exhibit 4.35 above)	Form 8-K	February 18, 2021
4.37*		Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Form 10-K	February 4, 2020
10.1*
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
			Form 10-K	February 1, 2021
10.2*	(1)	Amended and Restated 1997 Stock Award and Incentive Plan of the Company	Form 8-K	June 9, 2020
10.3*	(1)	Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.4*	(1)	Form of Incentive Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.5*	(1)	Form of Nonqualified Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.6*	(1)	Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form 10-K	January 30, 2018
10.7*	(1)
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
			Form 10-K	January 30, 2018

Exhibit Number		Exhibit Title	Incorporated by Reference to:	Date Filed
10.10*	(1)	The Company’s 2000 Deferred Compensation Plan, amended and restated effective as of January 1, 2010	Form 10-K	March 1, 2011
10.11*	(1)	The Company’s 2000 Deferred Compensation Plan for Directors, amended and restated effective as of January 1, 2010	Form 10-K	March 1, 2011
10.12*	(1)	Amended and Restated Executive Employment Agreement, effective as of January 1, 2015, by and between the Company and Joel S. Marcus	Form 8-K	April 7, 2015
10.13*	(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated July 3, 2017, by and between the Company and Joel S. Marcus	Form 8-K	July 3, 2017
10.14*	(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, entered into on March 20, 2018, by and between the Company and Joel S. Marcus	Form 10-Q	May 1, 2018
10.15*	(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated January 15, 2019, by and between the Company and Joel S. Marcus	Form 8-K	January 18, 2019
10.16*	(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated June 8, 2020, by and between the Company and Joel S. Marcus	Form 10-Q	July 27, 2020
10.17*	(1)	Fifth Amended and Restated Executive Employment Agreement between the Company and Stephen A. Richardson, entered into on March 20, 2018 and effective as of April 23, 2018	Form 10-Q	May 1, 2018
10.18*	(1)	Third Amended and Restated Executive Employment Agreement between the Company and Peter M. Moglia, entered into on May 22, 2018 and effective as of May 22, 2018	Form 10-Q	July 31, 2018
10.19*	(1)	Fourth Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, entered into on March 20, 2018 and effective as of April 23, 2018	Form 10-Q	May 1, 2018
10.20*	(1)	Executive Employment Agreement between the Company and Daniel J. Ryan, entered into on May 22, 2018 and effective as of May 22, 2018	Form 10-Q	July 31, 2018
10.21*	(1)	Second Amended and Restated Executive Employment Agreement between the Company and John H. Cunningham, entered into on July 5, 2017 and effective as of July 5, 2017	Form 10-K	February 1, 2021
10.22*	(1)	Second Amended and Restated Executive Employment Agreement between the Company and Vincent R. Ciruzzi, Jr., entered into on October 1, 2015 and effective as of October 1, 2015	Form 10-K	February 1, 2021
10.23	(1)	Executive Employment Agreement between the Company and Hunter Kass, entered into on January 1, 2021 and effective as of January 1, 2021	N/A	Filed herewith
10.24*	(1)	Amended and Restated Consulting Agreement, dated as of September 30, 2011, between the Company and James H. Richardson	Form 10-Q	November 9, 2011
10.25	(1)	Summary of Director Compensation Arrangements	N/A	Filed herewith
10.26*	(1)	Anniversary Bonus Plan of the Company	Form 8-K	June 17, 2010
10.27*	(1)	Form of Indemnification Agreement between the Company and each of its directors and officers	Form 10-K	March 1, 2011
14.1		The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 of Regulation S-K)	N/A	Filed herewith
21.1		List of Subsidiaries of the Company	N/A	Filed herewith
22.1		List of Guarantor Subsidiaries of Alexandria Real Estate Equities, Inc.	N/A	Filed herewith
23.1		Consent of Ernst & Young LLP	N/A	Filed herewith
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1	The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the years ended December 31, 2021, 2020, and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, (vi) Notes to Consolidated Financial Statements, and (vii) Schedule III - Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation of the Company.	N/A	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	N/A	Filed herewith

(*) Incorporated by reference.
(1) Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated:	January 31, 2022	By:	/s/ Joel S. Marcus
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

Signature	Title	Date

/s/ Joel S. Marcus	Executive Chairman (Principal Executive Officer)	January 31, 2022
Joel S. Marcus

/s/ Stephen A. Richardson	Co-Chief Executive Officer (Principal Executive Officer)	January 31, 2022
Stephen A. Richardson

/s/ Peter M. Moglia	Co-Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)	January 31, 2022
Peter M. Moglia

/s/ Dean A. Shigenaga	President and Chief Financial Officer (Principal Financial Officer)	January 31, 2022
Dean A. Shigenaga

/s/ Andres R. Gavinet	Chief Accounting Officer (Principal Accounting Officer)	January 31, 2022
Andres R. Gavinet

/s/ Steven R. Hash	Lead Director	January 31, 2022
Steven R. Hash

/s/ James P. Cain	Director	January 31, 2022
James P. Cain

/s/ Maria C. Freire	Director	January 31, 2022
Maria C. Freire

/s/ Jennifer Friel Goldstein	Director	January 31, 2022
Jennifer Friel Goldstein

/s/ Richard H. Klein	Director	January 31, 2022
Richard H. Klein

/s/ Michael A. Woronoff	Director	January 31, 2022
Michael A. Woronoff
S-2

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Alexandria Real Estate Equities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the Company), as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 31, 2022 expressed an unqualified opinion thereon.

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
Recognition of acquired real estate – Purchase price accounting

Description of the Matter
As more fully disclosed in Notes 2 and 3 to the consolidated financial statements, during 2021, the Company completed the acquisition of 87 properties for a total purchase price of $5.5 billion. The transactions were accounted for as asset acquisitions, and the purchase prices were allocated based on the relative fair values of the assets acquired (including land, buildings and improvements, right-of-use assets, and the intangible value of acquired above-market leases, acquired in-place leases, tenant relationships and other intangible assets) and liabilities assumed (including the intangible value of acquired below-market leases and other intangible liabilities). The fair value of tangible and intangible assets and liabilities is based on available comparable market information, including estimated replacement costs, rental rates, recent market transactions, and estimated cash flow projections that utilize appropriate discount and capitalization rates. Estimates of future cash flows are based on a number of factors, including the historical operating results, known and anticipated trends, and market or economic conditions, that may affect the property.

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

Los Angeles, California
January 31, 2022

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Investments in real estate	$24,980,669	$18,092,372
Investments in unconsolidated real estate joint ventures	38,483	332,349
Cash and cash equivalents	361,348	568,532
Restricted cash	53,879	29,173
Tenant receivables	7,379	7,333
Deferred rent	839,335	722,751
Deferred leasing costs	402,898	272,673
Investments	1,876,564	1,611,114
Other assets	1,658,818	1,191,581
Total assets	$30,219,373	$22,827,878

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$205,198	$230,925
Unsecured senior notes payable	8,316,678	7,232,370
Unsecured senior line of credit and commercial paper	269,990	99,991
Accounts payable, accrued expenses, and other liabilities	2,210,410	1,669,832
Dividends payable	183,847	150,982
Total liabilities	11,186,123	9,384,100

Commitments and contingencies

Redeemable noncontrolling interests	9,612	11,342

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock, $0.01 par value per share, 200,000,000 shares authorized as of December 31, 2021 and 2020; 158,043,880 and 136,690,329 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,580	1,367
Additional paid-in capital	16,195,256	11,730,970
Accumulated other comprehensive loss	(7,294)	(6,625)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	16,189,542	11,725,712
Noncontrolling interests	2,834,096	1,706,724
Total equity	19,023,638	13,432,436
Total liabilities, noncontrolling interests, and equity	$30,219,373	$22,827,878

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Income from rentals	$2,108,249	$1,878,208	$1,516,864
Other income	5,901	7,429	14,432
Total revenues	2,114,150	1,885,637	1,531,296

Expenses:
Rental operations	623,555	530,224	445,492
General and administrative	151,461	133,341	108,823
Interest	142,165	171,609	173,675
Depreciation and amortization	821,061	698,104	544,612
Impairment of real estate	52,675	48,078	12,334
Loss on early extinguishment of debt	67,253	60,668	47,570
Total expenses	1,858,170	1,642,024	1,332,506

Equity in earnings of unconsolidated real estate joint ventures	12,255	8,148	10,136
Investment income	259,477	421,321	194,647
Gain on sales of real estate	126,570	154,089	474
Net income	654,282	827,171	404,047
Net income attributable to noncontrolling interests	(83,035)	(56,212)	(40,882)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	571,247	770,959	363,165
Dividends on preferred stock	—	—	(3,204)
Preferred stock redemption charge	—	—	(2,580)
Net income attributable to unvested restricted stock awards	(7,848)	(10,168)	(6,386)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$563,399	$760,791	$350,995

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$3.83	$6.03	$3.13
Diluted	$3.82	$6.01	$3.12

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$654,282	$827,171	$404,047
Other comprehensive (loss) income
Unrealized losses on interest rate hedge agreements:
Unrealized interest rate hedge losses during the period	—	—	(1,763)
Reclassification of amortization to interest expense included in net income	—	—	(1,777)
Reclassification of losses related to terminated interest rate hedge instruments to interest expense included in net income	—	—	1,702
Unrealized losses on interest rate hedge agreements, net	—	—	(1,838)

Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(669)	3,124	2,524
Unrealized (losses) gains on foreign currency translation, net	(669)	3,124	2,524

Total other comprehensive (loss) income	(669)	3,124	686
Comprehensive income	653,613	830,295	404,733
Less: comprehensive income attributable to noncontrolling interests	(83,035)	(56,212)	(40,882)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$570,578	$774,083	$363,851

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	7.00% Series D Cumulative Convertible Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2018	$64,336	111,011,816	$1,110	$7,286,954	$—	$(10,435)	$541,963	$7,883,928	$10,786
Net income	—	—	—	—	363,165	—	40,007	403,172	875
Total other comprehensive income	—	—	—	—	—	686	—	686	—
Contributions from and sales of noncontrolling interests	—	—	—	381,162	—	—	753,777	1,134,939	1,469
Distributions to noncontrolling interests	—	—	—	—	—	—	(47,395)	(47,395)	(830)
Issuance of common stock	—	8,723,076	87	1,216,358	—	—	—	1,216,445	—
Issuance pursuant to stock plan	—	666,836	7	67,906	—	—	—	67,913	—
Taxes related to net settlement of equity awards	—	(179,008)	(2)	(25,475)	—	—	—	(25,477)	—
Repurchases of 7.00% Series D preferred stock	(6,875)	—	—	215	(2,580)	—	—	(9,240)	—
Conversion of 7.00% Series D preferred stock	(57,461)	577,595	6	57,355	—	—	—	(100)	—
Dividends declared on common stock ($4.00 per share)	—	—	—	—	(463,964)	—	—	(463,964)	—
Dividends declared on preferred stock ($1.3125 per share)	—	—	—	—	(3,204)	—	—	(3,204)	—
Cumulative effect of adjustment upon adoption of lease ASUs on January 1, 2019	—	—	—	—	(3,525)	—	—	(3,525)	—
Reclassification of distributions in excess of earnings	—	—	—	(110,108)	110,108	—	—	—	—
Balance as of December 31, 2019	—	120,800,315	1,208	8,874,367	—	(9,749)	1,288,352	10,154,178	12,300
Net income	—	—	—	—	770,959	—	55,309	826,268	903
Total other comprehensive income	—	—	—	—	—	3,124	—	3,124	—
Contributions from and sales of noncontrolling interests	—	—	—	267,432	—	—	449,726	717,158	281
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	—	(86,663)	(86,663)	(2,142)
Issuance of common stock	—	15,337,916	153	2,315,709	—	—	—	2,315,862	—
Issuance pursuant to stock plan	—	688,599	7	83,992	—	—	—	83,999	—
Taxes related to net settlement of equity awards	—	(136,501)	(1)	(21,321)	—	—	—	(21,322)	—
Dividends declared on common stock ($4.24 per share)	—	—	—	—	(557,684)	—	—	(557,684)	—
Cumulative effect of adjustment upon adoption of credit loss ASU on January 1, 2020	—	—	—	—	(2,484)	—	—	(2,484)	—
Reclassification of earnings in excess of distributions	—	—	—	210,791	(210,791)	—	—	—	—
Balance as of December 31, 2020	$—	136,690,329	$1,367	$11,730,970	$—	$(6,625)	$1,706,724	$13,432,436	$11,342

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2020	136,690,329	$1,367	$11,730,970	$—	$(6,625)	$1,706,724	$13,432,436	$11,342
Net income	—	—	—	571,247	—	82,169	653,416	866
Total other comprehensive loss	—	—	—	—	(669)	—	(669)	—
Contributions from and sales of noncontrolling interests	—	—	989,393	—	—	1,157,668	2,147,061	282
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(112,465)	(112,465)	(2,878)
Issuance of common stock	20,827,052	208	3,528,889	—	—	—	3,529,097	—
Issuance pursuant to stock plan	709,737	7	97,926	—	—	—	97,933	—
Taxes related to net settlement of equity awards	(183,238)	(2)	(34,336)	—	—	—	(34,338)	—
Dividends declared on common stock ($4.48 per share)	—	—	—	(688,833)	—	—	(688,833)	—
Reclassification of distributions in excess of earnings	—	—	(117,586)	117,586	—	—	—	—
Balance as of December 31, 2021	158,043,880	$1,580	$16,195,256	$—	$(7,294)	$2,834,096	$19,023,638	$9,612

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income	$654,282	$827,171	$404,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	821,061	698,104	544,612
Impairment of real estate	52,675	48,078	12,334
Gain on sales of real estate	(126,570)	(154,089)	(474)
Loss on early extinguishment of debt	67,253	60,668	47,570
Equity in earnings of unconsolidated real estate joint ventures	(12,255)	(8,148)	(10,136)
Distributions of earnings from unconsolidated real estate joint ventures	20,350	5,908	2,796
Amortization of loan fees	11,441	10,494	9,105
Amortization of debt premiums	(2,041)	(3,555)	(3,777)
Amortization of acquired above- and below-market leases	(54,780)	(57,244)	(29,813)
Deferred rent	(115,145)	(96,676)	(104,235)
Stock compensation expense	48,669	43,502	43,640
Investment income	(259,477)	(421,321)	(194,647)
Changes in operating assets and liabilities:
Tenant receivables	(44)	2,804	(897)
Deferred leasing costs	(131,560)	(61,067)	(54,455)
Other assets	(24,591)	(10,997)	(20,825)
Accounts payable, accrued expenses, and other liabilities	60,929	(1,122)	39,012
Net cash provided by operating activities	1,010,197	882,510	683,857

Investing Activities
Proceeds from sales of real estate	190,576	747,020	6,619
Additions to real estate	(2,089,849)	(1,445,171)	(1,224,541)
Purchases of real estate	(5,434,652)	(2,570,693)	(2,259,778)
Change in escrow deposits	(161,696)	7,408	(18,107)
Sales of interest in unconsolidated real estate joint ventures	394,952	—	—
Acquisitions of interest in unconsolidated real estate joint venture	(9,048)	—	—
Investments in unconsolidated real estate joint ventures	(13,666)	(3,444)	(102,081)
Return of capital from unconsolidated real estate joint ventures	—	20,225	14
Additions to non-real estate investments	(408,564)	(174,655)	(190,778)
Sales of and distributions from non-real estate investments	424,623	141,149	147,332
Net cash used in investing activities	$(7,107,324)	$(3,278,161)	$(3,641,320)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2021	2020	2019
Financing Activities
Borrowings from secured notes payable	$10,005	$—	$—
Repayments of borrowings from secured notes payable	(17,979)	(84,104)	(306,199)
Payment for the defeasance of secured note payable	—	(32,865)	—
Proceeds from issuance of unsecured senior notes payable	1,743,716	1,697,651	2,721,169
Repayments of unsecured senior notes payable	(650,000)	(500,000)	(950,000)
Borrowings from unsecured senior line of credit	3,521,000	2,700,000	5,056,000
Repayments of borrowings from unsecured senior line of credit	(3,521,000)	(3,084,000)	(4,880,000)
Proceeds from issuance under commercial paper program	30,951,300	23,539,400	2,233,000
Repayments of borrowings from commercial paper program	(30,781,300)	(23,439,400)	(2,233,000)
Repayments of borrowings from unsecured senior bank term loan	—	—	(350,000)
Premium paid for early extinguishment of debt	(66,829)	(54,385)	(41,351)
Payments of loan fees	(18,938)	(32,309)	(27,182)
Taxes paid related to net settlement of equity awards	(34,338)	(21,322)	(25,477)
Repurchase of 7.00% Series D cumulative convertible preferred stock	—	—	(9,240)
Proceeds from issuance of common stock	3,529,097	2,315,862	1,216,445
Dividends on common stock	(655,968)	(532,980)	(447,029)
Dividends on preferred stock	—	—	(4,141)
Contributions from and sales of noncontrolling interests	2,026,486	367,613	1,022,712
Distributions to and purchases of noncontrolling interests	(118,891)	(88,805)	(48,225)
Net cash provided by financing activities	5,916,361	2,750,356	2,927,482

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,712)	311	540

Net (decrease) increase in cash, cash equivalents, and restricted cash	(182,478)	355,016	(29,441)
Cash, cash equivalents, and restricted cash as of the beginning of period	597,705	242,689	272,130
Cash, cash equivalents, and restricted cash as of the end of period	$415,227	$597,705	$242,689

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$139,471	$161,351	$146,165
Accrued construction for current-period additions to real estate	$474,751	$275,454	$220,773
Assumption of secured notes payable in connection with purchase of properties	$—	$—	$(28,200)
Right-of-use asset	$103,860	$87,554	$269,189
Lease liability	$(103,860)	$(87,554)	$(275,175)
Consolidation of real estate assets in connection with our acquisition of partner’s interest in unconsolidated real estate joint venture	$19,613	$—	$—
Assumption of secured note payable in connection with acquisition of partner’s interest in unconsolidated real estate joint venture	$(14,558)	$—	$—
Deferred purchase price in connection with acquisitions of real estate	$(81,119)	$—	$—
Assignment of secured notes payable in connection with sale of real estate	$28,200	$—	$—
Contribution of assets from real estate joint venture partner	$118,750	$350,000	$115,167
Issuance of noncontrolling interest to joint venture partner	$(118,750)	$(292,930)	$—
Issuance of common stock for conversion of 7.00% Series D preferred stock	$—	$—	$57,461
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements

1.    ORGANIZATION AND BASIS OF PRESENTATION

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® urban office REIT, is the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, agtech, and technology campuses in AAA innovation cluster locations, with a total market capitalization of $44.0 billion as of December 31, 2021, and an asset base in North America of 67.0 million SF. As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Reportable segment

We are engaged in the business of providing space for lease to life science, agtech, and technology tenants. Our properties are similar in that they provide space for lease to the aforementioned industries, consist of improvements that are generic and reusable, are primarily located in AAA urban innovation cluster locations, and have similar economic characteristics. Our chief operating decision makers review financial information for our entire consolidated operations when making decisions related to assessing our operating performance, and review financial information for our individual properties when determining how to allocate resources related to capital expenditures. We have aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes. The financial information disclosed herein represents all of the financial information related to our one reportable segment.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis using the shorter of the respective ground lease term, estimated useful life, or up to 40 years, for buildings and building improvements; estimated life, or up to 20 years, for land improvements; the respective lease term or estimated useful life for tenant improvements; and the shorter of the lease term or estimated useful life for equipment. The values of the right-of-use assets are amortized on a straight-line basis over the remaining lease term. The values of acquired in-place leases and associated favorable intangibles (i.e., acquired above-market leases) are classified in other assets in our consolidated balance sheets and are amortized over the remaining terms of the related leases as a reduction of income from rentals in our consolidated statements of operations. The values of unfavorable intangibles (i.e., acquired below-market leases) associated with acquired in-place leases are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets and are amortized over the remaining terms of the related leases as an increase in income from rentals in our statements of operations.

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

Upon determination that an impairment has occurred, a write-down is recognized to reduce the carrying amount of the asset to its estimated fair value. If an impairment charge is not required to be recognized, the recognition of depreciation or amortization is adjusted prospectively, as necessary, to reduce the carrying amount of the asset to its estimated disposition value over the remaining period that the asset is expected to be held and used. We may adjust depreciation of properties that are expected to be disposed of or redeveloped prior to the end of their useful lives.

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

International operations

In addition to operating properties in the U.S., we have six operating properties in Canada and one operating property in China. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Revenue and expense accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income.

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

Investments in privately held entities that do not report NAV per share and equity method investments

We monitor investments in privately held entities that do not report NAV per share and equity method investments throughout the year for new developments, including operating results, prospects and results of clinical trials, new product initiatives, new collaborative agreements, capital-raising events, and merger and acquisition activities. These investments are evaluated on the basis of a qualitative assessment for indicators of impairment by monitoring the presence of the following triggering events or impairment indicators: (i) a significant deterioration in the earnings performance, asset quality, or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic, or technological environment of the investee, (iii) a significant adverse change in the general market condition, including the research and development of technology and products that the investee is bringing or attempting to bring to the market, (iv) significant concerns about the investee’s ability to continue as a going concern, or (v) a decision by investors to cease providing support or reduce their financial commitment to the investee. If such indicators are present, we estimate the investment’s fair value and recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Investment income/loss recognition and classification

We recognize both realized and unrealized gains and losses in our consolidated statements of operations, classified within investment income. Unrealized gains and losses represent:

(1)changes in fair value for investments in publicly traded companies;
(2)changes in NAV as a practical expedient to estimate fair value for investments in privately held entities that report NAV per share;
(3)observable price changes for investments in privately held entities that do not report NAV per share; and
(4)our share of unrealized gains or losses reported by our equity method investees.

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

Revenues

The table below provides details of our consolidated total revenues for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$2,081,362	$1,854,427	$1,465,692
Direct financing and sales-type leases	3,489	2,469	2,421
Revenues subject to the lease accounting standard	2,084,851	1,856,896	1,468,113
Revenues subject to the revenue recognition accounting standard	23,398	21,312	48,751
Income from rentals	2,108,249	1,878,208	1,516,864
Other income	5,901	7,429	14,432
Total revenues	$2,114,150	$1,885,637	$1,531,296

During the year ended December 31, 2021, revenues that were subject to the lease accounting standard aggregated $2.1 billion and represented 98.6% of our total revenues. During the year ended December 31, 2021, our total revenues also included $29.3 million, or 1.4%, subject to other accounting guidance. Our other income consisted primarily of construction management fees and interest income earned during the year ended December 31, 2021. For a detailed discussion related to our revenue streams, refer to the “Lease accounting” and “Recognition of revenue arising from contracts with customers” sections within this Note 2 to our consolidated financial statements.

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

A lease is accounted for as a sales-type lease if it is considered to transfer control of the underlying asset to the lessee. A lease is accounted for as a direct financing lease if risks and rewards are conveyed without the transfer of control, which is normally indicated by the existence of a residual value guarantee from an unrelated third party other than the lessee.

This classification will determine the method of recognition of the lease:

•For an operating lease, we recognize income from rentals if we are the lessor, or rental operations expense if we are the lessee, over the term of the lease on a straight-line basis.
•For a sales-type or direct financing lease, we recognize the income from rentals, or for a finance lease, we recognize rental operations expense, over the term of the lease using the effective interest method.
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

During the year ended December 31, 2021, we recognized an adjustment aggregating $4.9 million to lower our income from rentals related to certain leases where we determined that the collection of future lease payments was not probable. For these leases, we ceased the recognition of income from rentals on a straight-line basis and began the recognition of income from rentals on a cash basis as lease payments are collected. We will not resume straight-line recognition of income from rentals for these leases until we determine that collectibility of future payments related to these leases is probable.

During the year ended December 31, 2021, we also recorded a general allowance of $3.0 million associated with the increase in our annual rental revenue during 2021 as a result of the continued growth of our operations in multiple markets. This general allowance relates to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. As of December 31, 2021, our general allowance balance aggregated $6.8 million.

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

The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The ASU can be applied either (i) retrospectively to leases that commenced or were modified on or after the adoption of the lease accounting standard on January 1, 2019 or (ii) prospectively to leases that commence or are modified on or after the date this ASU is adopted. We adopted this ASU prospectively on January 1, 2022. Historically, substantially all our leases in which we are the lessor have been operating leases; therefore, the adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

Lessee accounting

We have operating lease agreements in which we are the lessee consisting of ground and office leases. At the lease commencement date (or at the acquisition date if the lease is acquired as part of a real estate acquisition), we are required to recognize a liability to account for our future obligations under these operating leases, and a corresponding right-of-use asset.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

The right-of-use asset is measured based on the corresponding lease liability, adjusted for initial direct leasing costs and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. Subsequently, the right-of-use asset is amortized on a straight-line basis over the lease term. We classify the right-of-use asset in other assets in our consolidated balance sheets.

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

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the year ended December 31, 2021 and 2020, included $23.4 million and $21.3 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, discussed in the “Lessor accounting” subsection of the “Lease accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At each reporting date, we reassess our credit loss allowances on the aggregate net investment of our direct financing and sales-type leases and recognize a credit loss adjustment, if necessary, for our current estimate of expected credit losses, which is classified within rental operations in our consolidated statements of operations. For further details, refer to Note 5 – “Leases” to our consolidated financial statements.

Upon adoption of the accounting standard, we had one lease subject to this standard classified as a direct financing lease. In this direct financing lease, the payment obligation of the lessee is collateralized by real estate property. Historically, we have had no collection issues related to this direct financing lease; therefore, we assessed the probability of default on this lease based on the lessee’s financial condition, credit rating, business prospects, remaining lease term, and, in case of the direct financing lease, the expected value of the underlying collateral upon its repossession, and, if necessary, we recognize a credit loss adjustment. Based on the aforementioned considerations, we estimated a credit loss adjustment related to this direct financing lease aggregating $2.2 million, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in the direct financing lease balance in our consolidated balance sheets on January 1, 2020.

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

Income taxes

We are organized and operate as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”). We believe we have qualified and continue to qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Code to our operations and financial results, and the determination of various factual matters and circumstances not entirely within our control. We believe that our current organization and method of operation comply with the rules and regulations promulgated under the Code to enable us to qualify, and continue to qualify, as a REIT. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. None of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated if the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

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

Distributions from equity method investments

We use the “nature of the distribution” approach to determine the classification within our consolidated statements of cash flows of cash distributions received from equity method investments, including our unconsolidated real estate joint ventures and equity method non-real estate investments. Under this approach, distributions are classified based on the nature of the underlying activity that generated the cash distributions. If we lack the information necessary to apply this approach in the future, we will be required to apply the “cumulative earnings” approach as an accounting change on a retrospective basis. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized are classified as cash inflows from operating activities, and those in excess of that amount are classified as cash inflows from investing activities.

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

3.    INVESTMENTS IN REAL ESTATE

Our consolidated investments in real estate, including real estate assets held for sale as described in Note 18 – “Assets classified as held for sale” to our consolidated financial statements, consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Rental properties:
Land (related to rental properties)	$3,782,182	$2,550,571
Buildings and building improvements	16,312,402	13,364,561
Other improvements	2,109,884	1,508,776
Rental properties	22,204,468	17,423,908
Development and redevelopment of new Class A properties:
Development and redevelopment projects	5,054,632	3,075,453
Future development projects	1,474,008	738,994
Gross investments in real estate	28,733,108	21,238,355
Less: accumulated depreciation	(3,766,758)	(3,178,024)
Net investments in real estate – North America	24,966,350	18,060,331
Net investments in real estate – Asia	14,319	32,041
Investments in real estate	$24,980,669	$18,092,372

Acquisitions

Our real estate asset acquisitions during the year ended December 31, 2021 consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Active Development/ Redevelopment	Operating With Future Development/Redevelopment	Operating	Purchase Price
Greater Boston	10	1,870,992	1,497,877	745,209	936,455	$2,817,748
San Francisco Bay Area	10	1,530,830	—	595,503	—	709,050
San Diego	19	951,235	—	927,334	413,909	519,710
Maryland	5	258,000	94,256	—	595,381	80,382
Research Triangle	—	1,055,000	—	—	—	91,000
Other	43	4,999,768	390,675	1,229,735	1,286,123	1,251,264
Year ended December 31, 2021	87	10,665,825	1,982,808	3,497,781	3,231,868	$5,469,154	(1)

(1)Represents the aggregate contractual purchase price of our acquisitions, which differ from purchases of real estate in our consolidated statements of cash flows due to the timing of payment, closing costs, and other acquisition adjustments such as prorations of rents and expenses.

Based upon our evaluation of each acquisition, we determined that substantially all of the fair value related to each acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets, or is associated with a land parcel with no operations. Accordingly, each transaction did not meet the definition of a business and therefore was accounted for as an asset acquisition. In each of these transactions, we allocated the total consideration for each acquisition to the individual tangible and intangible assets and liabilities acquired on a relative fair value basis.

During the year ended December 31, 2021, we acquired 87 properties for an aggregate purchase price of $5.5 billion. In connection with our acquisitions, we recorded in-place lease assets aggregating $306.9 million and below-market lease liabilities in which we are the lessor aggregating $120.2 million. As of December 31, 2021, the weighted-average amortization period remaining on our in-place leases and below-market leases acquired during the year ended December 31, 2021 was 8.8 years and 9.7 years, respectively, and 9.1 years in aggregate.

3.     INVESTMENTS IN REAL ESTATE (continued)
In January 2022, we completed acquisitions in our key life science cluster submarkets aggregating 4.5 million SF, comprising 4.1 million RSF of future development and redevelopment opportunities and 381,760 RSF of operating space, for an aggregate purchase price of $1.2 billion.

For the discussion of the formation of our consolidated real estate joint venture, refer to the “Formation of consolidated real estate joint ventures and sales of partial interest” section in Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements.

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

Refer to Note 2 – “Summary of significant accounting policies” to our consolidated financial statements for more information about our evaluation of applicability of accounting guidance on asset acquisitions or business combinations.

Acquired below-market leases

The balances of acquired below-market tenant leases existing as of December 31, 2021 and 2020, and related accumulated amortization, classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Acquired below-market leases	$579,267	$477,377
Accumulated amortization	(237,682)	(189,302)
	$341,585	$288,075

For the years ended December 31, 2021, 2020, and 2019, we recognized in rental revenues approximately $57.7 million, $57.8 million, and $30.3 million, respectively, related to the amortization of acquired below-market leases existing as of the end of each respective year.

The weighted-average amortization period of the value of acquired below-market leases existing as of December 31, 2021 was approximately 5.4 years, and the estimated annual amortization of the value of acquired below-market leases as of December 31, 2021 is as follows (in thousands):

Year	Amount
2022	$55,813
2023	47,836
2024	37,663
2025	31,532
2026	27,761
Thereafter	140,980
Total	$341,585

3.     INVESTMENTS IN REAL ESTATE (continued)
Acquired in-place leases

The balances of acquired in-place leases, and related accumulated amortization, classified in other assets in our consolidated balance sheets as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Acquired in-place leases	$987,213	$712,380
Accumulated amortization	(377,341)	(250,056)
	$609,872	$462,324

Amortization for these intangible assets, classified in depreciation and amortization expense in our consolidated statements of operations, was approximately $146.6 million, $105.4 million, and $49.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The weighted-average amortization period of the value of acquired in-place leases was approximately 8.3 years, and the estimated annual amortization of the value of acquired in-place leases as of December 31, 2021 is as follows (in thousands):

Year	Amount
2022	$137,100
2023	97,299
2024	70,442
2025	56,701
2026	46,568
Thereafter	201,762
Total	$609,872

Sales of real estate assets and impairment charges

Sales of real estate and related gains/losses

During the three months ended September 30, 2021, we completed the sales of three office properties located in our San Francisco Bay Area and Seattle markets for an aggregate purchase price of $73.1 million and recognized a loss on sales of real estate aggregating $435 thousand.

In December 2021, we completed the sale of our 2301 5th Avenue property aggregating 197,135 RSF, located in our Lake Union submarket of Seattle, for a sales price of $118.7 million, or $602 per RSF, and recognized a gain on sale of real estate of $23.2 million.

In December 2021, we competed the sale of our entire 49.0% interest in the Menlo Gateway unconsolidated real estate joint venture, located in our Greater Stanford submarket of San Francisco Bay Area. We sold our interest for a contractual price of $397.9 million which consisted of sales price of $541.5 million less our share of debt held by the unconsolidated real estate joint venture assumed by the buyer, aggregating $143.6 million. In connection with the sale, we recognized a gain of $101.1 million, which is classified within gain on sales of real estate within our consolidated statements of operations for the year ended December 31, 2021.

The aforementioned gains and losses were classified in gain on sales of real estate within our consolidated statements of operations for the year ended December 31, 2021. For the discussion of our sales of partial interests completed during the year ended December 31, 2021, refer to the “Formation of consolidated real estate joint ventures and sales of partial interest” and “Unconsolidated real estate joint ventures” sections within Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements.

3.     INVESTMENTS IN REAL ESTATE (continued)

Impairment charges

During the year ended December 31, 2021, we recognized real estate asset impairments of office-related properties aggregating $52.7 million, primarily consisting of the following:

•Impairment charge of $22.5 million during the three months ended September 30, 2021, upon classification as held for sale of an option to purchase a land parcel in our SoMa submarket for the development of an office property, to reduce the option’s carrying amount to its estimated fair value less costs to sell. We completed the sale of the option during the three months ended December 31, 2021, at no gain or loss.
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

Refer to the “Impairment of long-lived assets” section within Note 2 – “Summary of significant accounting policies” to our consolidated financial statements for additional information.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of December 31, 2021, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated joint ventures(2):
50 and 60 Binney	Greater Boston	Cambridge/Inner Suburbs	34.0%	(3)
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
225 Binney Street	Greater Boston	Cambridge/Inner Suburbs	30.0%	(4)
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
409 and 499 Illinois Street	San Francisco Bay Area	Mission Bay	25.0%	(3)
1500 Owens Street	San Francisco Bay Area	Mission Bay	25.0%	(3)
1700 Owens Street	San Francisco Bay Area	Mission Bay	25.0%	(3)
455 Mission Bay Boulevard South	San Francisco Bay Area	Mission Bay	25.0%	(3)
Alexandria Technology Center® – Gateway(5)	San Francisco Bay Area	South San Francisco	49.9%
213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%	(3)
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae Station	San Francisco Bay Area	South San Francisco	40.3%
Alexandria Point(6)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	50.1%
SD Tech by Alexandria(7)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%	(3)
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%	(3)

Unconsolidated joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(8)
1450 Research Boulevard	Maryland	Rockville	73.2%	(9)
101 West Dickman Street	Maryland	Beltsville	57.9%	(9)
(1)Refer to the table on the next page that shows the categorization of our joint ventures under the consolidation framework.
(2)In addition to the real estate joint ventures listed, various partners hold insignificant noncontrolling interests in three other consolidated joint ventures in North America and we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.
(3)Refer to the “Formation of consolidated real estate joint ventures and sales of partial interest” section within this Note 4 for additional information.
(4)225 Binney Street is owned through a tenancy in common arrangement. We directly own 26.316% of the tenancy in common and a real estate joint venture owns the remaining 73.684% of the tenancy in common. We own 5% of this real estate joint venture, resulting in an aggregate ownership of 30% of this property. We determined that we are the primary beneficiary of the real estate joint venture and we consolidate this joint venture under the variable interest model.
(5)Includes 601, 611, 651, 681, 685, 701, and 751 Gateway Boulevard in our South San Francisco submarket.
(6)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4161, 4224, and 4242 Campus Point Court in our University Town Center submarket.
(7)Includes 9605, 9645, 9675, 9685, 9725, 9735, 9808, 9855, and 9868 Scranton Road and 10055 and 10065 Barnes Canyon Road in our Sorrento Mesa submarket.
(8)Represents our ownership interest; our voting interest is limited to 50%.
(9)Represent joint ventures with local real estate operators. Each of these joint ventures operates one office property which are expected to be redeveloped into office/lab. Our investments into 101 West Dickman Street and 1450 Research Boulevard joint ventures were $8.3 million and $4.0 million, respectively. The joint ventures each have a construction loan in place which is expected to fund future redevelopment cost; therefore, we expect minimal equity contributions to be required in the future. Our partners manage the day-to-day activities that most significantly affect the economic performance of each joint venture; therefore, we account for these investments under the equity method of accounting.

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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

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

The table below shows the categorization of our joint ventures under the consolidation framework:

Property(1)	Consolidation Model	Voting Interest	Consolidation Analysis	Conclusion

50 and 60 Binney Street	VIE model	Not applicable under VIE model		Consolidated
75/125 Binney Street
225 Binney Street			We have:
99 Coolidge Avenue
409 and 499 Illinois Street
1500 Owens Street			(i) The power to direct the activities of the joint venture that most significantly affect its economic performance; and
1700 Owens Street
455 Mission Bay Boulevard South
Alexandria Technology Center® – Gateway
213 East Grand Avenue
500 Forbes Boulevard			(ii) Benefits that can be significant to the joint venture.
Alexandria Center® for Life Science – Millbrae Station
Alexandria Point
5200 Illumina Way			Therefore, we are the primary beneficiary of each VIE
9625 Towne Centre Drive
SD Tech by Alexandria
Pacific Technology Park
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street
400 Dexter Avenue North
1450 Research Boulevard			We do not control the joint venture and are therefore not the primary beneficiary	Equity method of accounting
101 West Dickman Street
1401/1413 Research Boulevard	Voting model	Does not exceed 50%	Our voting interest is 50% or less
1655 and 1725 Third Street

(1)     In addition to the real estate joint ventures listed, various partners hold insignificant noncontrolling interests in three other consolidated joint ventures in North America and we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.

Formation of consolidated real estate joint ventures and sales of partial interest

In each of the joint ventures described below, we are contractually responsible for activities that most significantly impact the economic performance of the joint venture. In addition, our joint venture partner(s) in each of the following joint ventures lacks kick-out rights over our role as property manager. Therefore, we determined that our joint venture partner does not have a controlling financial interest and consequently each joint venture should be accounted for as a VIE. We also determined that we are the primary beneficiary of each joint venture because we are responsible for activities that most significantly impact their economic performance, and also have the obligation to absorb losses of, or the right to receive benefits from, each joint venture that could potentially be significant to the joint venture. Accordingly, we consolidate each joint venture under the variable interest model.

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

9444 Waples Street and Pacific Technology Park

In August 2021, we formed a real estate joint venture in our Sorrento Mesa submarket to own and operate our recently acquired 9444 Waples Street property and a collection of five adjacent properties owned by the joint venture partner also located on Waples Street. We own a 50% interest in this joint venture and our partner owns the remaining 50% interest. Concurrently with the formation of the joint venture, we:

(i)sold to our partner a 50% interest in our recently acquired 9444 Waples Street property, aggregating 88,380 RSF, for a sales price of $11.5 million, or $260 per RSF; and
(ii)acquired from our partner a 50% interest in Pacific Technology Park, aggregating 544,352 RSF, located at 9389, 9393, 9401, 9455, and 9477 Waples Street, for a purchase price of $85.8 million.

We control the newly formed real estate joint venture and therefore continue to consolidate 9444 Waples Street and have begun consolidating the Pacific Technology Park properties owned by the joint venture. The sales price we received for our sale of the 50% interest in 9444 Waples Street approximated 50% of the value paid for the property when initially acquired during the three months ended June 30, 2021. Therefore, there was no difference between the consideration received and the book value of the 50% interest sold.

409 and 499 Illinois Street

In October 2021, an investor acquired a 75% interest in our consolidated joint venture at 409 and 499 Illinois Street located in our Mission Bay submarket, which consisted of a 35% partial interest sold by us and a 40% interest held by our previous joint venture partner, for an aggregate sales price of $495.6 million. Our portion of the sales price was $231.0 million, representing $92.4 million of consideration in excess of the book value of our 35% interest sold. Upon completion of the sale, our ownership interest in the joint venture is 25%. We control the newly formed real estate joint venture and therefore continue to consolidate these properties. Accordingly, we accounted for the difference between the consideration received and the book value of our interest sold as an equity transaction, with no gain or loss recognized in earnings.

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

50 and 60 Binney Street

In December 2021, we formed a real estate joint venture in our Cambridge submarket and sold to our joint venture partner a 66.0% interest in our 50 and 60 Binney Street properties for a sales price of $782.3 million, or $2,226 per RSF. We control the newly formed real estate joint venture and therefore continue to consolidate these properties. Accordingly, we accounted for the $457.5 million difference between the consideration received and the book value of the 66.0% interest sold as an equity transaction, with no gain or loss recognized in earnings.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

1700 Owens Street and 455 Mission Bay Boulevard South

In December 2021, we formed two real estate joint ventures in our Mission Bay submarket and sold to our partner in both joint ventures a 75.0% interest in our properties at 1700 Owens Street and 455 Mission Bay Boulevard South in our Mission Bay submarket for an aggregate sales price of $381.4 million, or $1,295 per RSF. We control the newly formed real estate joint ventures and therefore continue to consolidate the properties owned by these joint ventures. Accordingly, we accounted for the $221.9 million difference between the consideration received and the aggregate book value of the 75.0% interests sold as an equity transaction, with no gain or loss recognized in earnings.

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Investments in real estate	$5,014,842	$3,196,215
Cash and cash equivalents	181,074	95,565
Other assets	509,281	341,524
Total assets	$5,705,197	$3,633,304

Secured notes payable	$7,991	$—
Other liabilities	269,605	183,237
Total liabilities	277,596	183,237
Redeemable noncontrolling interests	—	1,731
Alexandria Real Estate Equities, Inc.’s share of equity	2,593,505	1,742,039
Noncontrolling interests’ share of equity	2,834,096	1,706,297
Total liabilities and equity	$5,705,197	$3,633,304

In determining whether to aggregate the balance sheet information of consolidated VIEs, we considered the similarity of each VIE, including the primary purpose of these entities to own, manage, operate, and lease real estate properties owned by the VIEs, and the similar nature of our involvement in each VIE as a managing member. Due to the similarity of the characteristics, we present the balance sheet information of these entities on an aggregated basis. None of our consolidated VIEs’ assets have restrictions that limit their use to settle specific obligations of the VIE. There are no creditors or other partners of our consolidated VIEs that have recourse to our general credit, and our maximum exposure to our consolidated VIEs is limited to our variable interests in each VIE, except for our 99 Coolidge Avenue joint venture in which the VIE’s construction loan is guaranteed by us. For additional information, refer to Note 10 – “Secured and unsecured senior debt” to our consolidated financial statements.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting as presented in our consolidated balance sheets of December 31, 2021 and 2020, consisted of the following (in thousands):

	December 31,
Property	2021	2020
Menlo Gateway(1)	$—	$300,622
1655 and 1725 Third Street	14,034	14,939
1450 Research Boulevard	4,455	—
101 West Dickman Street	8,481	—
704 Quince Orchard Road	—	4,961
Other	11,513	11,827
	$38,483	$332,349
(1)During the three months ended December 31, 2021, we sold our entire 49.0% equity interest in this unconsolidated real estate joint venture.

704 Quince Orchard Road

During the year ended December 31, 2021, we acquired our partner’s ownership interest in our unconsolidated real estate joint venture that holds our property located at 704 Quince Orchard Road. For additional information, refer to the “Purchase of partner’s interest in an unconsolidated real estate joint venture in March 2021” subsection of the “Acquisitions” section in Note 3 – “Investments in real estate” to our consolidated financial statements.

Menlo Gateway

In December 2021, we sold our entire 49.0% equity interest in our unconsolidated real estate joint venture at Menlo Gateway, aggregating 772,983 RSF of tech office space located in our Greater Stanford submarket of the San Francisco Bay Area for a sales price of $541.5 million, or $1,430 per RSF. We received $397.9 million in proceeds, which consisted of a sales price of $541.5 million less our share of debt held by the unconsolidated real estate joint venture assumed by the buyer, aggregating $143.6 million. In connection with the sale, we recognized a gain of $101.1 million, which is classified within gain on sales of real estate within our consolidated statements of operations for the year ended December 31, 2021.

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

In March 2020, as a result of the impact of the COVID-19 pandemic, we evaluated the recoverability of our investment and recognized a $7.6 million impairment charge to lower the carrying amount of our investment balance to zero and eliminated this investment from our consolidated balance sheet. We continue to hold our economic interest in this joint venture. However, as the investment balance was carried at zero dollars, we discontinued applying the equity method recognition of losses in excess of our capital commitments to the joint venture.

The equity method of accounting continues to remain suspended until a point where either (i) the joint venture accumulates operating profits in excess of losses accumulated or (ii) additional financial support is contributed by us to the joint venture.

In June 2021, as a result of improving economic conditions for this retail center, we contributed capital aggregating $578 thousand to the joint venture to become current with required capital contributions and maintain our 65.0% equity interest in this joint venture. This contribution increased our investment in the joint venture, but this was offset by the recognition of our share of operating losses of the joint venture that occurred while our equity method accounting was suspended. In June 2021, concurrently with the additional financial support contributed to the joint venture, we recognized equity in losses of unconsolidated real estate joint ventures equal to the $578 thousand, resulting in a carrying amount of our investment in the joint venture of zero dollars as of June 30, 2021.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

101 West Dickman Street and 1450 Research Boulevard

In October 2021, we formed a real estate joint venture with two partners holding a 135,423 RSF property located at 101 West Dickman Street in our Maryland market, in which we acquired a 57.9% ownership interest for $8.3 million. In addition, in December 2021, we formed a real estate joint venture with a partner holding a 42,679 RSF property located at 1450 Research Boulevard in our Maryland market, in which we acquired a 73.2% ownership interest for $4.0 million.

Each of these joint ventures operates one office property which are expected to be redeveloped into office/lab. The joint ventures have construction loans in place which are expected to fund future redevelopment costs and therefore we expect minimal additional future equity contributions from us to be required.

Our joint venture partners manage the day-to-day activities that most significantly affect the economic performance of each joint venture. Therefore, we account for our investments under the equity method of accounting.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of December 31, 2021 (dollars in thousands):

Unconsolidated Joint Venture	Our Share	Maturity Date	Stated Rate		Interest Rate(1)	Aggregate Commitment at 100%	Debt Balance at 100%(2)
1401/1413 Research Boulevard	65.0%	12/23/24	2.70%		3.14%	$28,500	$28,124
1655 and 1725 Third Street	10.0%	3/10/25	4.50%		4.57%	600,000	598,657
101 West Dickman Street	57.9%	11/10/26	SOFR + 1.95%	(3)	2.81%	26,750	9,947
1450 Research Boulevard	73.2%	12/10/26	SOFR + 1.95%	(3)	N/A	13,000	—
						$668,250	$636,728
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of December 31, 2021.
(3)This loan is subject to a fixed SOFR floor rate of 0.75%.

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

Leases in which we are the lessor

As of December 31, 2021, we had 414 properties aggregating 38.8 million operating RSF located in key locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, agtech, and technology entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of December 31, 2021, all leases in which we are the lessor were classified as operating leases with the exception of one direct financing lease and two sales-type leases. Our operating, direct financing, and sales-type leases are described below.

Operating leases

As of December 31, 2021, our 414 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 70.9 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of December 31, 2021 are outlined in the table below (in thousands):

Year	Amount
2022	$1,539,355
2023	1,623,950
2024	1,600,255
2025	1,530,227
2026	1,464,150
Thereafter	10,131,628
Total	$17,889,565

Refer to Note 3 – “Investments in real estate” to our consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5.    LEASES (continued)

Direct financing and sales-type leases

As of December 31, 2021, we had one direct financing lease agreement, with a net investment balance of $38.6 million, for a parking structure with a remaining lease term of 70.9 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.

During the year ended December 31, 2021, we acquired two sales-type ground lease agreements. As of December 31, 2021, these leases had a net investment balance of $32.1 million and a weighted-average remaining lease term of 87.9 years. Upon recognition of the two sales-type ground leases during the year ended December 31, 2021, the present value of future lease payments approximated our carrying value of the leased assets; therefore, no profit or loss was recognized in connection with these leases.

The components of our aggregate net investment in our direct financing and sales-type leases as of December 31, 2021 and 2020, are summarized in the table below (in thousands):

	December 31,
	2021	2020
Gross investment in direct financing and sales-type leases	$403,388	$258,751
Add: estimated unguaranteed residual value of the underlying assets	31,839	—
Less: unearned income on direct financing lease	(215,557)	(218,072)
Less: effect of discounting on sales-type leases	(146,175)	—
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing and sales-type leases	$70,656	$37,840

As of December 31, 2021, our estimated credit loss related to our direct financing lease was $2.8 million. No adjustment to the estimated credit loss balance was required during the year ended December 31, 2021.

We determined our two sales-type leases were not financial assets purchased with credit deterioration, and as such did not recognize an initial credit loss reserve, based on our experience with leases that included similar collateral and tenant creditworthiness. At December 31, 2021, we reassessed the collectability of these leases and determined that no credit loss adjustment was necessary. For further details, refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.

5.    LEASES (continued)
Future lease payments to be received under the terms of our direct financing and sales-type leases as of December 31, 2021 are outlined in the table below, in aggregate (in thousands):

Year	Total
2022	$3,066
2023	3,120
2024	3,176
2025	3,371
2026	3,459
Thereafter	387,196
Total	$403,388

Income from rentals

Our total income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$2,081,362	$1,854,427	$1,465,692
Direct financing and sales-type leases	3,489	2,469	2,421
Revenues subject to the lease accounting standard	2,084,851	1,856,896	1,468,113
Revenues subject to the revenue recognition accounting standard	23,398	21,312	48,751
Income from rentals	$2,108,249	$1,878,208	$1,516,864

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

Deferred leasing costs

The following table summarizes our deferred leasing costs as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred leasing costs	$857,414	$679,300
Accumulated amortization	(454,516)	(406,627)
Deferred leasing costs, net	$402,898	$272,673

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

5.    LEASES (continued)
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

As of December 31, 2021, the present value of the remaining contractual payments aggregating $953.3 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $434.7 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $474.3 million. As of December 31, 2021, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 42 years, and the weighted-average discount rate was 4.57%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of December 31, 2021, included leases for 39 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.9 million as of December 31, 2021, our ground lease obligations have remaining lease terms ranging from approximately 32 years to 93 years, including extension options which we are reasonably certain to exercise.

The reconciliation of future lease payments, under noncancelable operating ground and office leases in which we are the lessee, to the operating lease liability reflected in our consolidated balance sheet as of December 31, 2021 is presented in the table below (in thousands):

Year	Total
2022	$48,499
2023	22,245
2024	22,478
2025	22,500
2026	22,501
Thereafter	815,064
Total future payments under our operating leases in which we are the lessee	953,287
Effect of discounting	(518,542)
Operating lease liability	$434,745

Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 14 years, exclusive of extension options. For the years ended December 31, 2021, 2020, and 2019, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Gross operating lease costs	$28,598	$23,518	$19,740
Capitalized lease costs	(3,167)	(3,529)	(1,452)
Expenses for operating leases in which we are the lessee	$25,431	$19,989	$18,288

For the years ended December 31, 2021, 2020, and 2019, amounts paid and classified as operating activities in our consolidated statements of cash flows for leases in which we are the lessee, were $24.7 million, $20.8 million, and $17.7 million, respectively.

6.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$361,348	$568,532
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	17,264	17,256
Funds held in escrow related to construction projects and investing activities	30,000	4,580
Other	6,615	7,337
	53,879	29,173
Total	$415,227	$597,705

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

Investments in privately held companies

Our investments in privately held entities consist of (i) investments in privately held entities that report NAV, and (ii) investments in privately held entities that do not report NAV. These investments are accounted for as follows:

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
(iii)a significant adverse change in the general market condition, including the research and development of technology and products that the investee is bringing or attempting to bring to the market;
(iv)significant concerns about the investee’s ability to continue as a going concern; and/or
(v)a decision by investors to cease providing support or reduce their financial commitment to the investee.

If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment charge in an amount equal to the investment’s carrying value in excess of its estimated fair value.

Investments accounted for under the equity method

We account for our investments under the equity method whenever we are deemed to have significant influence over the investee’s operating and financial policies. Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of the investee’s earnings or losses, distributions received, and other-than-temporary impairments. Refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements for additional information on the criteria used to determine whether an investment should be accounted for under the equity method, and for our impairment assessment of our equity method investments.

As of December 31, 2021, we had six investments in privately held entities aggregating $71.6 million accounted for under the equity method. Our ownership interest in each of our investments accounted for under the equity method of accounting is less than 20%. Our equity in earnings or losses of our equity method investees is recognized in each period for which these earnings or losses are reported by the investee, and is classified within investment income in our consolidated statements of operations.

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

Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. For our equity method investments, realized gains and losses represent our share of realized gains or losses reported by the investee. Impairments are realized losses, which result in an adjusted cost, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV per share and equity method investments, if impairments are deemed other than temporary to their estimated fair value.

The following tables summarize our investments as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Cost	Unrealized Gains (Losses)	Carrying Amount
Publicly traded companies	$203,290	$280,527	$483,817
Entities that report NAV	385,692	444,172	829,864
Entities that do not report NAV:
Entities with observable price changes	56,257	72,974	129,231
Entities without observable price changes	362,064	—	362,064
Investments accounted for under the equity method	N/A	N/A	71,588
Total investments	$1,007,303	$797,673	1,876,564

	December 31, 2020
	Cost	Unrealized Gains (Losses)	Carrying Amount
Publicly traded companies	$208,754	$351,076	$559,830
Entities that report NAV	334,341	327,741	662,082
Entities that do not report NAV:
Entities with observable price changes	47,545	96,859	144,404
Entities without observable price changes	244,798	—	244,798
Total investments	$835,438	$775,676	$1,611,114

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of December 31, 2021 aggregated to a gain of $31.2 million, which consisted of upward adjustments of $74.3 million, downward adjustments of $1.3 million, and impairments of $41.8 million.

Our investment income for the years ended December 31, 2021, 2020, and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Realized gains	$215,845	$47,288	$33,158
Unrealized gains	43,632	374,033	161,489
Investment income	$259,477	$421,321	$194,647

During the year ended December 31, 2021, gains and losses on investments in privately held entities that do not report NAV still held at December 31, 2021 aggregated to a loss of $33.3 million, which consisted of upward adjustments of $32.7 million and downward adjustments primarily related to observable prices changes aggregating $66.0 million.

7.    INVESTMENTS (continued)

During the year ended December 31, 2020, gains and losses on investments in privately held entities that do not report NAV still held at December 31, 2020 aggregated to a gain of $3.1 million, which consisted of upward adjustments of $36.7 million and downward adjustments and impairments of $33.6 million.

During the year ended December 31, 2019, gains and losses on investments in privately held entities that do not report NAV still held at December 31, 2019 aggregated to a loss of $12.7 million, which consisted of upward adjustments of $5.2 million and downward adjustments and impairments of $18.0 million.

Unrealized gains related to investments still held (excluding investments accounted for under the equity method of accounting) at December 31, 2021, 2020, and 2019 aggregated $109.4 million, $392.7 million, and $184.6 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Our investment income for the year ended December 31, 2021 also included $19.7 million of equity in earnings of our equity method investments.

Commitments on investments in privately held entities that report NAV

We are committed to funding approximately $358.0 million for all investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 11 years, with a weighted-average expiration of 9.0 years as of December 31, 2021. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.2 years as of December 31, 2021.

8.     OTHER ASSETS

The following table summarizes the components of other assets as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Acquired in-place leases	$609,872	$462,324
Deferred compensation plan	38,937	31,057
Deferred financing costs – unsecured senior line of credit	19,294	24,124
Deposits	176,077	13,861
Furniture, fixtures, and equipment	26,429	31,130
Net investment in direct financing and sales-type leases	70,656	37,840
Notes receivable	13,088	3,424
Operating lease right-of-use asset	474,299	335,920
Other assets	53,985	30,620
Prepaid expenses	24,806	67,667
Property, plant, and equipment	151,375	153,614
Total	$1,658,818	$1,191,581

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020. In addition, there were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the year ended December 31, 2021.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of December 31, 2021	$483,817	$483,817	$—	$—
As of December 31, 2020	$559,830	$559,830	$—	$—

Our investments in publicly traded companies represent investments with readily determinable fair values, and are carried at fair value, with changes in fair value classified in net income. We also hold investments in privately held entities, which consist of (i) investments that report NAV, and (ii) investments that do not report NAV, as further described below.

Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of December 31, 2021 and 2020, the carrying values of investments in privately held entities that report NAV aggregated $829.9 million and $662.1 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

9.    FAIR VALUE MEASUREMENTS (continued)
Assets and liabilities measured at fair value on a nonrecurring basis

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2021 and 2020 (in thousands). These investments were measured at various times during the period from January 1, 2018 to December 31, 2021.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Investments in privately held entities that do not report NAV
As of December 31, 2021	$138,011	$—	$129,231	(1)	$8,780	(2)
As of December 31, 2020	$157,871	$—	$144,404		$13,467

(1)This balance represents the total carrying amount of our equity investments in privately held entities with observable price changes, included in our total investments balance of $1.9 billion in our consolidated balance sheets as of December 31, 2021. For more information, refer to Note 7 – “Investments” to our consolidated financial statements.
(2)This amount is included in the $362.1 million balance of investments in privately held entities without observable price changes disclosed in Note 7 – “Investments” to our consolidated financial statements and represents the carrying amount of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described within the “Investments” section in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.

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

Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures,” Note 7 – “Investments,” and Note 18 – “Assets classified as held for sale” to our consolidated financial statements for additional information.

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

The fair values of our secured notes payable, unsecured senior notes payable, and the amounts outstanding on our unsecured senior line of credit, and commercial paper program were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

9.    FAIR VALUE MEASUREMENTS (continued)
As of December 31, 2021 and 2020, the book and estimated fair values of our secured notes payable, unsecured senior notes payable, and amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	December 31, 2021
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$205,198	$—	$214,097	$—	$214,097
Unsecured senior notes payable	$8,316,678	$—	$8,995,913	$—	$8,995,913
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$269,990	$—	$269,994	$—	$269,994

	December 31, 2020
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$230,925	$—	$249,782	$—	$249,782
Unsecured senior notes payable	$7,232,370	$—	$8,447,845	$—	$8,447,845
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$99,991	$—	$99,998	$—	$99,998

10.    SECURED AND UNSECURED SENIOR DEBT
The following table summarizes our outstanding indebtedness and respective principal payments as of December 31, 2021 (dollars in thousands):

	Stated Rate		Interest Rate (1)		Maturity Date (2)	Principal Payments Remaining for the Periods Ending December 31,								Unamortized (Deferred Financing Cost), (Discount) Premium
Debt						2022	2023	2024	2025	2026		Thereafter	Principal		Total
Secured notes payable
Greater Boston	4.82%		3.40%		2/6/24	$3,564	$3,742	$183,527	$—	$—		$—	$190,833	5,696	$196,529
Greater Boston(3)	SOFR + 2.70%		3.10		11/19/26	—	—	—	—	10,002		—	10,002	(2,011)	7,991
San Francisco Bay Area	6.50%		6.50		7/1/36	28	30	32	34	36		518	678	—	678
Secured debt weighted average interest rate/subtotal	4.74%		3.40			3,592	3,772	183,559	34	10,038		518	201,513	3,685	205,198

Commercial paper program(4)	0.29%	(4)	0.29	(4)	(4)	(4)	—	—	—	270,000	(4)	—	270,000	(10)	269,990
Unsecured senior line of credit	L+0.815%	(5)	N/A		1/6/26	—	—	—	—	—		—	—	—	—
Unsecured senior notes payable	3.45%		3.62		4/30/25	—	—	—	600,000	—		—	600,000	(2,934)	597,066
Unsecured senior notes payable	4.30%		4.50		1/15/26	—	—	—	—	300,000		—	300,000	(1,987)	298,013
Unsecured senior notes payable – green bond	3.80%		3.96		4/15/26	—	—	—	—	350,000		—	350,000	(2,116)	347,884
Unsecured senior notes payable	3.95%		4.13		1/15/27	—	—	—	—	—		350,000	350,000	(2,570)	347,430
Unsecured senior notes payable	3.95%		4.07		1/15/28	—	—	—	—	—		425,000	425,000	(2,569)	422,431
Unsecured senior notes payable	4.50%		4.60		7/30/29	—	—	—	—	—		300,000	300,000	(1,689)	298,311
Unsecured senior notes payable	2.75%		2.87		12/15/29	—	—	—	—	—		400,000	400,000	(3,284)	396,716
Unsecured senior notes payable	4.70%		4.81		7/1/30	—	—	—	—	—		450,000	450,000	(3,167)	446,833
Unsecured senior notes payable	4.90%		5.05		12/15/30	—	—	—	—	—		700,000	700,000	(7,067)	692,933
Unsecured senior notes payable	3.375%		3.48		8/15/31	—	—	—	—	—		750,000	750,000	(6,264)	743,736
Unsecured senior notes payable – green bond	2.00%		2.12		5/18/32	—	—	—	—	—		900,000	900,000	(9,712)	890,288
Unsecured senior notes payable	1.875%		1.97		2/1/33	—	—	—	—	—		1,000,000	1,000,000	(9,701)	990,299
Unsecured senior notes payable	4.85%		4.93		4/15/49	—	—	—	—	—		300,000	300,000	(3,217)	296,783
Unsecured senior notes payable	4.00%		3.91		2/1/50	—	—	—	—	—		700,000	700,000	10,320	710,320
Unsecured senior notes payable	3.00%		3.08		5/18/51	—	—	—	—	—		850,000	850,000	(12,365)	837,635
Unsecured debt weighted average interest rate/subtotal			3.44			—	—	—	600,000	920,000		7,125,000	8,645,000	(58,332)	8,586,668
Weighted-average interest rate/total			3.44%			$3,592	$3,772	$183,559	$600,034	$930,038		$7,125,518	$8,846,513	$(54,647)	$8,791,866

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Relates to our real estate joint venture at 99 Coolidge Avenue, of which we own 75.0%. As of December 31, 2021, this joint venture has a $185.3 million availability under the existing lender commitments. The interest rate shall be reduced from SOFR+2.70% to SOFR+2.10% over time upon the completion of certain leasing, construction, and financial covenant milestones.
(4)Refer to footnote 2 on the next page.
(5)During the year ended December 31, 2020, we achieved certain sustainability measures, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by one basis point for a one-year period.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our commercial paper program as of December 31, 2021 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt			Weighted-Average
					Interest Rate(1)	Remaining Term (in years)
			Total	Percentage
Secured notes payable	$195,196	$10,002	$205,198	2.3%	3.40%	2.2
Unsecured senior notes payable	8,316,678	—	8,316,678	94.6	3.54	12.6
Unsecured senior line of credit	—	—	—	—	N/A	4.0
Commercial paper program	—	269,990	269,990	3.1	0.29	(2)
Total/weighted average	$8,511,874	$279,992	$8,791,866	100.0%	3.44%	12.1	(2)
Percentage of total debt	97%	3%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)The commercial paper notes bear interest at short-term fixed rates and can generally be issued with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Borrowings under the program are used to fund short-term capital needs and are backed by our unsecured senior line of credit. The commercial paper outstanding as of December 31, 2021 matured on January 18, 2022. In the event we are unable to issue commercial paper notes or refinance outstanding borrowings under terms equal to or more favorable than those under our unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at L+0.815%. As such, we calculate the weighted-average remaining term of our commercial paper by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper, the consolidated weighted-average maturity of our debt is 11.9 years as of December 31, 2021. The commercial paper notes sold during the three months ended December 31, 2021 were issued at a weighted-average yield to maturity of 0.24% and had a weighted-average maturity term of 12 days.

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

$1.5 billion commercial paper program

Our commercial paper program provides us with the ability to issue up to $1.5 billion of commercial paper with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. As of December 31, 2021, we had $270.0 million of notes outstanding under our commercial paper program.

Interest expense

The following table summarizes interest expense for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest incurred	$312,806	$297,227	$262,238
Capitalized interest	(170,641)	(125,618)	(88,563)
Interest expense	$142,165	$171,609	$173,675

11.    ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Accounts payable and accrued expenses	$513,416	$285,021
Accrued construction	438,866	333,271
Acquired below-market leases	341,585	288,075
Conditional asset retirement obligations	59,797	47,070
Deferred rent liabilities	12,384	4,495
Operating lease liability	434,745	345,750
Unearned rent and tenant security deposits	326,924	276,751
Other liabilities	82,693	89,399
Total	$2,210,410	$1,669,832

As of December 31, 2021 and 2020, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review, asbestos, lead-based paint and mold surveys, subsurface sampling, and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.

12.    EARNINGS PER SHARE

From time to time, we enter into forward equity sales agreements, which are discussed in Note 15 – “Stockholders’ equity” to our consolidated financial statements. We consider the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method.

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

The table reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2021, 2020, and 2019 (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income	$654,282	$827,171	$404,047
Net income attributable to noncontrolling interests	(83,035)	(56,212)	(40,882)
Dividends on preferred stock	—	—	(3,204)
Preferred stock redemption charge	—	—	(2,580)
Net income attributable to unvested restricted stock awards	(7,848)	(10,168)	(6,386)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$563,399	$760,791	$350,995

Denominator for basic EPS – weighted-average shares of common stock outstanding	146,921	126,106	112,204
Dilutive effect of forward equity sales agreements	539	384	320
Denominator for diluted EPS – weighted-average shares of common stock outstanding	147,460	126,490	112,524
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$3.83	$6.03	$3.13
Diluted	$3.82	$6.01	$3.12

13.     INCOME TAXES

We have elected to be taxed as a REIT, under the Internal Revenue Code of 1986, as amended, (the “Code”). We believe we have qualified and continue to qualify as a REIT. Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its shareholders annually and meets certain other conditions is not subject to federal income taxes, but could be subject to certain state, local, and foreign taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required.

We distributed all of our REIT taxable income in 2020 and 2019 and, as a result, did not incur federal income tax in those years on such income. For the year ended December 31, 2021, we expect to distribute all of our REIT taxable income and, as a result, do not expect to incur federal income tax. We expect to finalize our 2021 REIT taxable income when we file our 2021 federal income tax return in 2022.

The income tax treatment of distributions and dividends declared on our common stock and our Series D Convertible Preferred Stock for the years ended December 31, 2021, 2020, and 2019 was as follows (unaudited):

	Common Stock			Series D Convertible Preferred Stock(1)
	Year Ended December 31,
	2021	2020	2019	2019
Ordinary income	46.3%	65.7%	62.4%	64.4%
Return of capital	—	13.2	3.2	—
Capital gains at 25%	3.8	—	2.2	2.2
Capital gains at 20%	49.9	21.1	32.2	33.4
Total	100.0%	100.0%	100.0%	100.0%

Dividends declared	$4.48	$4.24	$4.00	$1.3125
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

Our dividends declared in a given quarter are generally paid during the subsequent quarter. The taxability information presented above for our dividends paid in 2021 is based upon management’s estimate. Our federal tax return for 2021 is due on or before October 15, 2022, assuming we file for an extension of the due date. Our federal tax returns for previous tax years have not been examined by the IRS. Consequently, the taxability of distributions and dividends is subject to change.

In addition to our REIT tax returns, we file federal, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, China, and other international locations and may be subject to audits, assessments, or other actions by local taxing authorities. We recognize tax benefits of uncertain tax positions only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. The measurement of a tax benefit for an uncertain tax position that meets the “more likely than not” threshold is based on a cumulative probability model under which the largest amount of tax benefit recognized is the amount with a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.

As of December 31, 2021, there were no material unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, are recognized in the first period during which the interest or penalties begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any significant tax-related interest expense or penalties for the years ended December 31, 2021, 2020, and 2019.

13.     INCOME TAXES (continued)
The following reconciles net income (determined in accordance with GAAP) to taxable income as filed with the IRS for the years ended December 31, 2020 and 2019 (in thousands and unaudited):

	Year Ended December 31,
	2020	2019
Net income	$827,171	$404,047
Net income attributable to noncontrolling interests	(56,212)	(40,882)
Book/tax differences:
Rental revenue recognition	(165,091)	(132,979)
Depreciation and amortization	220,046	177,627
Share-based compensation	30,695	30,756
Interest expense	(21,174)	(13,687)
Sales of property	(69,048)	66,717
Impairments	40,398	12,334
Non-real estate investment income	(377,820)	(96,353)
Other	22,315	7,565
Taxable income before dividend deduction	451,280	415,145
Dividend deduction necessary to eliminate taxable income(1)	(451,280)	(415,145)
Estimated income subject to federal income tax	$—	$—
(1)Total common stock and preferred stock dividend distributions paid were approximately $533.0 million and $451.2 million during the years ended December 31, 2020 and 2019, respectively.

14.    COMMITMENTS AND CONTINGENCIES

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company discretionary profit-sharing contributions (subject to statutory limitations), which amounted to approximately $5.0 million, $6.2 million, and $4.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. Employees who participate in the plan are immediately vested in their contributions and in the contributions made on their behalf by the Company.

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed the FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We have not experienced any losses to date on our invested cash.

Our rental revenue is generated by a diverse array of many tenants. As of December 31, 2021, we had 1,201 leases with a total of 893 tenants. The inability of any single tenant to make its lease payments is unlikely to have a severe or financially disruptive effect on our operations. As of December 31, 2021, our three largest tenants accounted for 3.0%, 3.0%, and 2.3% of our aggregate annual rental revenue individually, or 8.3% in the aggregate.

Commitments

As of December 31, 2021, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $2.8 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $106.8 million primarily related to deposits for acquisitions in our Greater Boston and San Francisco Bay Area markets. We are committed to funding approximately $391.0 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV, which expire at various dates over the next 11 years, with a weighted-average expiration of 9.0 years as of December 31, 2021.

15.    STOCKHOLDERS’ EQUITY

Common equity transactions

During the year ended December 31, 2021, we completed issuances and executed forward equity sales agreements for an aggregate 20.8 million shares of common stock, including the exercise of underwriters’ option, for an aggregate net proceeds of approximately $3.5 billion, as follows:

•In January 2021 and June 2021, we entered into forward equity sales agreements aggregating $1.1 billion and $1.5 billion, respectively, to sell an aggregate of 6.9 million and 8.1 million of our common stock, respectively, including the exercise of underwriters’ options, at pubic offering price of $164.00 and $184.00, respectively, before underwriting discounts and commissions. During 2021, we issued all 15.0 million shares under these forward equity sales agreements and received net proceeds of $2.5 billion.
•In March 2021, we issued the remaining 362 thousand shares of common stock to settle our forward equity sales agreements that were outstanding as of December 31, 2020 and received net proceeds of $56.2 million.
•In February 2021, we entered into a new ATM common stock offering program, which allowed us to sell up to an aggregate of $1.0 billion of our common stock.
•We issued 5.5 million shares under our ATM program and received net proceeds of $984.6 million.
•As of December 31, 2021, we have no amounts remaining under this ATM program.
•In December 2021, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.0 billion of our common stock. As of December 31, 2021, the full amount remains available for future sales of our common stock.

In January 2022, we entered into forward equity sales agreements to sell 8.1 million shares of our common stock (including the exercise of underwriters’ option) aggregating $1.7 billion at a public offering price of $210.00 per share, before underwriting discounts and commissions.

7.00% Series D cumulative convertible preferred stock repurchases and conversion

As of December 31, 2021, 2020, and 2019, we had no outstanding shares of our Series D Convertible Preferred Stock. During the year ended December 31, 2019, we repurchased, in privately negotiated transactions, 275,000 outstanding shares of our Series D Convertible Preferred Stock at an aggregate price of $9.2 million, or $33.60 per share. We recognized a preferred stock redemption charge of $2.6 million during the year ended December 31, 2019, including the write-off of original issuance costs of approximately $215 thousand. In September 2019, we had elected to convert the remaining 2.3 million outstanding shares of our Series D Convertible Preferred Stock into shares of our common stock. The Series D Convertible Preferred Stock became eligible for mandatory conversion at our discretion, at a set conversion rate of 0.2513 shares of common stock to one share of preferred stock, upon our common stock price’s exceeding $149.46 per share for the specified period of time required to cause the mandatory conversion. In October 2019, we converted the Series D Convertible Preferred Stock into 578 thousand shares of common stock. This conversion was accounted for as an equity transaction, and we did not recognize a gain or loss.

Accumulated other comprehensive loss

The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the year ended December 31, 2021, was entirely due to net unrealized losses of $669 thousand on foreign currency translation related to our operations in Canada and China.

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 158.0 million shares were issued and outstanding as of December 31, 2021. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of December 31, 2021. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of December 31, 2021.

16.    SHARE-BASED COMPENSATION

Stock plan

For the purpose of attracting and retaining the highest-quality personnel, providing for additional incentives, and promoting the success of our Company, we have historically issued two forms of share-based compensation under our equity incentive plan: (i) options to purchase common stock and (ii) restricted stock. We have not granted any options since 2002. Each restricted share issued reduced our share reserve by three shares (3:1 ratio) prior to March 23, 2018, and by one share (1:1 ratio) on and after March 23, 2018. As of December 31, 2021, there were 2,556,301 shares reserved for the granting of future options and stock awards under the equity incentive plan.

In addition, our stock plan permits us to issue share awards to our employees, non-employees, and non-employee directors. A share award is an award of common stock that (i) may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Code. Shares issued generally vest over a four-year period from the date of issuance, and the sale of the shares is restricted prior to the date of vesting. Certain time-based restricted share awards are also subject to an additional one-year holding period after vesting. The unearned portion of time-based share awards is amortized as stock compensation expense on a straight-line basis over the vesting period. Certain restricted share awards are subject to vesting based upon the satisfaction of levels of performance and market conditions. Failure to satisfy the threshold performance conditions will result in the forfeiture of shares. Forfeiture of share awards with time-based or performance-based restrictions results in a reversal of previously recognized share-based compensation expense. Forfeiture of share awards with market-based restrictions does not result in a reversal of previously recognized share-based compensation expense.

The following is a summary of the stock awards activity under our equity incentive plan and related information for the years ended December 31, 2021, 2020, and 2019:

		Number of Share Awards	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018		1,712,376	$105.22
Granted		768,625	$134.70
Vested		(666,836)	$96.77
Forfeited		(14,480)	$119.88
Outstanding at December 31, 2019		1,799,685	$119.59
Granted		753,473	$147.71
Vested		(688,599)	$115.57
Forfeited		(39,279)	$117.76
Outstanding at December 31, 2020		1,825,280	$132.95
Granted		740,920	$174.32
Vested		(709,737)	$131.54
Forfeited		(33,003)	$99.55
Outstanding at December 31, 2021		1,823,460	$150.89

	Year Ended December 31,
(In thousands)	2021	2020	2019
Total grant date fair value of stock awards vested	$93,359	$79,578	$64,530
Total gross compensation recognized for stock awards	$94,748	$80,651	$68,036
Capitalized stock compensation	$46,079	$37,149	$24,396

Certain restricted stock awards granted during each year from 2018 to 2021 are subject to performance and market conditions. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model using the following assumptions for 2021, 2020, and 2019, respectively: (i) expected term of 3.0 years, 3.0 years, and 3.0 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 29.0%, 17.0%, and 18.0% (approximating a blended average of implied and historical volatilities), (iii) dividend yield of 2.8%, 2.8%, and 3.2%, and (iv) risk-free rate of 0.23%, 1.63%, and 2.60%.

As of December 31, 2021, there was $222.3 million of unrecognized compensation related to unvested share awards under the equity incentive plan, which is expected to be recognized over the next four years and has a weighted-average vesting period of approximately 19 months.

17.    NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 54 properties as of December 31, 2021 and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the years ended December 31, 2021 and 2020, we distributed $112.4 million and $87.3 million, respectively, to our consolidated real estate joint venture partners.

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

Refer to the “Formation of consolidated real estate joint ventures and sales of partial interest” section in Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements for additional information.

18.    ASSETS CLASSIFIED AS HELD FOR SALE

As of December 31, 2021, one property aggregating 334,144 RSF was classified as held for sale in our consolidated financial statements. We ceased depreciation of this property upon its classification as held for sale. This property did not meet the criteria for classification as a discontinued operation.

Upon classification of an asset as held for sale, we recognize an impairment charge if the carrying amount of the long-lived asset exceeds its fair value less cost to sell. Subsequently, as a result of our quarterly assessment, we recognize an incremental impairment charge for any decrease in the asset’s fair value less cost to sell. Conversely, a gain is recognized for a subsequent increase in fair value less cost to sell, limited to the cumulative net loss previously recognized. Refer to the “Impairment of long-lived assets” section within Note 2 – “Summary of significant account policies” and the “Sales of real estate assets and impairment charges” section within Note 3 – “Investments in real estate” to our consolidated financial statements for information about impairment charges related to our assets held for sale recognized during the year ended December 31, 2021.

The following is a summary of net assets as of December 31, 2021 and 2020 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	December 31,
	2021	2020
Total assets	$17,749	$117,879
Total liabilities	(1,083)	(33,081)
Total accumulated other comprehensive loss	(1,750)	(841)
Net assets classified as held for sale	$14,916	$83,957

19.    SUBSEQUENT EVENTS

For transactions completed in January 2022, refer to the following notes to our consolidated financial statements:

•For completed acquisitions, refer to the “Acquisitions” section in Note 3 – “Investments in real estate.”
•For the formation of consolidated joint ventures, refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures.”
•For equity transactions, refer to the “Common equity transactions” section of Note 15 – “Stockholders’ equity.”

SCHEDULE III
Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2021
(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
Alexandria Center® at Kendall Square	Greater Boston	$—	$511,875	$822,706	$1,470,329	$511,875	$2,293,035	$2,804,910	$(362,489)	$2,442,421	1995 - 2017	2005 - 2021
Alexandria Center® at One Kendall Square	Greater Boston	196,529	349,952	483,816	509,540	349,952	993,356	1,343,308	(143,728)	1,199,580	1985 - 2019	2016 - 2017
Alexandria Technology Square®	Greater Boston	—	—	619,658	277,958	—	897,616	897,616	(306,522)	591,094	2001 - 2012	2006
The Arsenal on the Charles	Greater Boston	—	191,797	354,611	221,488	191,797	576,099	767,896	(16,705)	751,191	2000 - 2021	2019 - 2021
480 Arsenal Way and 500 and 550 Arsenal Street	Greater Boston	—	104,628	21,623	106,026	104,628	127,649	232,277	(48,239)	184,038	2001 - 2009	2000 - 2021
640 Memorial Drive	Greater Boston	—	—	174,878	1,390	—	176,268	176,268	(51,565)	124,703	2011	2015
780 and 790 Memorial Drive	Greater Boston	—	—	—	55,236	—	55,236	55,236	(27,307)	27,929	2002	2001
167 Sidney Street and 99 Erie Street	Greater Boston	—	—	12,613	13,909	—	26,522	26,522	(8,783)	17,739	2006 - 2012	2005 - 2006
79/96 13th Street (Charlestown Navy Yard)	Greater Boston	—	—	6,247	8,762	—	15,009	15,009	(6,817)	8,192	2012	1998
Alexandria Center® for Life Science – Fenway	Greater Boston	—	912,016	617,552	164,634	912,016	782,186	1,694,202	(11,927)	1,682,275	2019	2021
380 and 420 E Street	Greater Boston	—	156,355	9,229	7,418	156,355	16,647	173,002	(1,556)	171,446	2013	2020
5, 10, and 15 Necco Street	Greater Boston	—	277,554	55,897	73,345	277,554	129,242	406,796	(3,442)	403,354	2019	2019
99 A Street	Greater Boston	—	31,671	878	15,480	31,671	16,358	48,029	(938)	47,091	1968	2018
One Upland Road, 100 Tech Drive, and One Investors Way	Greater Boston	—	67,329	301,000	3,541	67,329	304,541	371,870	(16,100)	355,770	1999 - 2015	2018 - 2021
Reservoir Woods	Greater Boston	—	88,840	214,038	11,440	88,840	225,478	314,318	(7,139)	307,179	2009 - 2010	2020
275 Grove Street	Greater Boston	—	70,476	150,159	14,052	70,476	164,211	234,687	(6,713)	227,974	2000	2020
Alexandria Park at 128	Greater Boston	—	10,439	41,596	82,097	10,439	123,693	134,132	(52,060)	82,072	1997 - 2010	1998 - 2008
225, 266, and 275 Second Avenue	Greater Boston	—	17,086	69,994	84,475	17,086	154,469	171,555	(34,655)	136,900	2014 - 2018	2014 - 2017
19 Presidential Way	Greater Boston	—	12,833	27,333	25,230	12,833	52,563	65,396	(23,044)	42,352	1999	2005
840 Winter Street	Greater Boston	—	12,470	44,395	23,290	12,470	67,685	80,155	(1,362)	78,793	1999	2021
100 Beaver Street	Greater Boston	—	1,466	9,046	26,736	1,466	35,782	37,248	(10,453)	26,795	2006	2005
285 Bear Hill Road	Greater Boston	—	422	3,538	7,094	422	10,632	11,054	(2,926)	8,128	2013	2011
111 and 130 Forbes Boulevard	Greater Boston	—	3,146	15,725	4,574	3,146	20,299	23,445	(7,296)	16,149	2006	2006 - 2007
20 Walkup Drive	Greater Boston	—	2,261	7,099	9,029	2,261	16,128	18,389	(4,710)	13,679	2012	2006
Other	Greater Boston	7,991	92,156	137,831	46,099	92,156	183,930	276,086	(144)	275,942	Various	Various
Alexandria Center® for Science and Technology – Mission Bay	San Francisco	—	211,450	210,211	493,396	211,450	703,607	915,057	(184,410)	730,647	2007 - 2014	2004 - 2017
Alexandria Technology Center® – Gateway	San Francisco	$—	$193,004	$364,078	$303,215	$193,004	$667,293	$860,297	$(106,956)	$753,341	1984 - 2021	2002 - 2020

SCHEDULE III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
213, 249, 259, 269, and 279 East Grand Avenue	San Francisco	$—	$59,199	$—	$545,037	$59,199	$545,037	$604,236	$(91,206)	$513,030	2008 - 2019	2004
Alexandria Center® for Life Science – South San Francisco	San Francisco	—	32,245	1,287	458,833	32,245	460,120	492,365	(71,668)	420,697	2012	2002 - 2017
1122 and 1178 El Camino Real	San Francisco	—	231,707	5,224	4,370	231,707	9,594	241,301	(3)	241,298	1971 - 1972	2021
500 Forbes Boulevard	San Francisco	—	35,596	69,091	17,503	35,596	86,594	122,190	(31,522)	90,668	2001	2007
7000 Shoreline Court	San Francisco	—	7,038	39,704	27,993	7,038	67,697	74,735	(24,327)	50,408	2001	2004
341 and 343 Oyster Point Boulevard	San Francisco	—	7,038	—	44,189	7,038	44,189	51,227	(21,280)	29,947	2009 - 2013	2000
849/863 Mitten Road/866 Malcolm Road	San Francisco	—	3,211	8,665	30,162	3,211	38,827	42,038	(15,731)	26,307	2012	1998
Alexandria Center® for Life Science – San Carlos	San Francisco	—	433,634	28,323	601,498	433,634	629,821	1,063,455	(15,576)	1,047,879	1970 - 2021	2017 - 2021
3825 and 3875 Fabian Way	San Francisco	—	194,424	54,519	3,007	194,424	57,526	251,950	(6,175)	245,775	1969 - 2014	2019
Alexandria Stanford Life Science District	San Francisco	—	—	260,931	79,029	—	339,960	339,960	(22,084)	317,876	1998 - 2019	2003 - 2020
3330, 3412, 3420, 3440, 3450, and 3460 Hillview Avenue	San Francisco	—	—	332,257	9,730	—	341,987	341,987	(7,873)	334,114	1978 - 2018	2020 - 2021
Alexandria PARC	San Francisco	—	72,859	53,309	28,972	72,859	82,281	155,140	(9,575)	145,565	1984 - 2019	2018
2475 and 2625/2627/2631 Hanover Street	San Francisco	—	—	103,005	12,661	—	115,666	115,666	(13,257)	102,409	2000 - 2003	1999 - 2021
2425 Garcia Avenue/2400/2450 Bayshore Parkway	San Francisco	678	1,512	21,323	26,261	1,512	47,584	49,096	(25,242)	23,854	2008	1999
Shoreway Science Center	San Francisco	—	20,049	48,554	252	20,049	48,806	68,855	(3,828)	65,027	2016	2019
1450 Page Mill Road	San Francisco	—	—	84,467	110	—	84,577	84,577	(9,908)	74,669	2017	2017
3350 West Bayshore Road	San Francisco	—	4,800	6,693	38,494	4,800	45,187	49,987	(7,956)	42,031	1982	2005
901 California Avenue	San Francisco	—	—	—	3,797	—	3,797	3,797	—	3,797	N/A	2021
88 Bluxome Street	San Francisco	—	148,551	21,514	153,615	148,551	175,129	323,680	(23,098)	300,582	N/A	2017
Other	San Francisco	—	32,111	8,345	85,104	32,111	93,449	125,560	(5,989)	119,571	Various	Various
Alexandria Center® for Life Science – New York City	New York City	—	—	—	1,007,571	—	1,007,571	1,007,571	(229,709)	777,862	2010 - 2016	2006
219 East 42nd Street	New York City	—	141,266	63,312	3,363	141,266	66,675	207,941	(31,730)	176,211	1995	2018
Alexandria Center® for Life Science – Long Island City	New York City	—	47,746	53,093	112,855	47,746	165,948	213,694	(2,213)	211,481	1926 - 1942	2018 - 2019
One Alexandria Square	San Diego	—	247,423	192,755	500,972	247,423	693,727	941,150	(207,633)	733,517	1980 - 2021	1994 - 2021
ARE Torrey Ridge	San Diego	—	22,124	152,840	83,741	22,124	236,581	258,705	(52,130)	206,575	2004 - 2021	2016
ARE Nautilus	San Diego	—	6,684	27,600	124,705	6,684	152,305	158,989	(61,040)	97,949	2009 - 2012	1994 - 1997
Alexandria Point	San Diego	—	88,016	393,713	482,841	88,016	876,554	964,570	(159,767)	804,803	1988 - 2019	2010 - 2019
5200 Illumina Way	San Diego	—	38,340	96,606	196,915	38,340	293,521	331,861	(65,439)	266,422	2004 - 2017	2010
University District	San Diego	—	61,753	49,692	219,059	61,753	268,751	330,504	(104,500)	226,004	1989 - 2018	1998 - 2020
SD Tech by Alexandria	San Diego	$—	$81,428	$254,069	$192,032	$81,428	$446,101	$527,529	$(17,119)	$510,410	1988 - 2015	2013 - 2020

SCHEDULE III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
Sequence District by Alexandria	San Diego	$—	$163,610	$281,389	$9,270	$163,610	$290,659	$454,269	$(4,941)	$449,328	1997 - 2000	2020 - 2021
Pacific Technology Park	San Diego	—	96,796	66,660	22,112	96,796	88,772	185,568	(1,205)	184,363	1989 - 1991	2021
Summers Ridge Science Park	San Diego	—	21,154	102,046	3,685	21,154	105,731	126,885	(11,016)	115,869	2005	2018
ARE Portola	San Diego	—	6,991	25,153	40,038	6,991	65,191	72,182	(18,338)	53,844	2005 - 2012	2007
7330 and 7360 Carroll Road	San Diego	—	4,674	24,012	2,125	4,674	26,137	30,811	(9,978)	20,833	1983 - 2007	2010 - 2021
5810/5820 Nancy Ridge Drive	San Diego	—	3,492	18,285	32,750	3,492	51,035	54,527	(11,990)	42,537	2021	2004
9877 Waples Street	San Diego	—	5,092	11,908	12,080	5,092	23,988	29,080	(1,180)	27,900	2020	2020
5871 Oberlin Drive	San Diego	—	1,349	8,016	20,320	1,349	28,336	29,685	(3,103)	26,582	2021	2010
3911, 3931, 3985, 4025, 4031, 4045, and 4075 Sorrento Valley Boulevard	San Diego	—	18,177	42,723	28,584	18,177	71,307	89,484	(37,143)	52,341	2007 - 2015	2010 - 2019
11025, 11035, 11045, 11055, 11065, and 11075 Roselle Street	San Diego	—	4,156	11,571	46,247	4,156	57,818	61,974	(16,879)	45,095	2006 - 2014	1997 - 2014
Other	San Diego	—	117,866	155,803	79,722	117,866	235,525	353,391	(28,341)	325,050	Various	Various
The Eastlake Life Science Campus by Alexandria	Seattle	—	51,750	83,012	707,183	51,750	790,195	841,945	(175,538)	666,407	1997 - 2021	2002 - 2020
Alexandria Center® at South Lake Union	Seattle	—	76,070	1,128	288,917	76,070	290,045	366,115	(38,986)	327,129	1984 - 2017	2007 - 2019
219 Terry Avenue North	Seattle	—	1,819	2,302	20,166	1,819	22,468	24,287	(8,686)	15,601	2012	2007
830 4th Avenue South	Seattle	—	6,500	12,062	1,656	6,500	13,718	20,218	(358)	19,860	1995	2020
3000/3018 Western Avenue	Seattle	—	1,432	7,497	24,583	1,432	32,080	33,512	(22,314)	11,198	2000	1998
410 West Harrison Street and 410 Elliott Avenue West	Seattle	—	3,857	1,989	17,559	3,857	19,548	23,405	(6,765)	16,640	2006 - 2008	2004
1010 4th Avenue	Seattle	—	46,200	—	5,195	46,200	5,195	51,395	—	51,395	N/A	2020
Other	Seattle	—	245,754	224,600	18,153	245,754	242,753	488,507	(4,120)	484,387	Various	Various
Alexandria Center® for Life Science – Shady Grove	Maryland	—	88,157	261,626	311,686	88,157	573,312	661,469	(113,427)	548,042	1985 - 2021	2004 - 2021
1330 Piccard Drive	Maryland	—	2,800	11,533	36,302	2,800	47,835	50,635	(22,015)	28,620	2005	1997
1405 and 1450 Research Boulevard	Maryland	—	2,788	24,507	10,988	2,788	35,495	38,283	(17,324)	20,959	1980 - 2006	1997 - 2021
1500 and 1550 East Gude Drive	Maryland	—	1,523	7,731	10,485	1,523	18,216	19,739	(10,247)	9,492	1995 - 2003	1997
5 Research Place	Maryland	—	1,466	5,708	30,706	1,466	36,414	37,880	(17,079)	20,801	2010	2001
5 Research Court	Maryland	—	1,647	13,258	24,099	1,647	37,357	39,004	(16,591)	22,413	2007	2004
12301 Parklawn Drive	Maryland	—	1,476	7,267	1,697	1,476	8,964	10,440	(3,388)	7,052	2007	2004
Alexandria Technology Center® – Gaithersburg I	Maryland	—	20,980	121,952	49,525	20,980	171,477	192,457	(49,941)	142,516	1992 - 2019	1997 - 2019
Alexandria Technology Center® – Gaithersburg II	Maryland	—	17,134	67,825	101,016	17,134	168,841	185,975	(36,064)	149,911	2000 - 2021	1997 - 2020
20400 Century Boulevard	Maryland	—	3,641	4,759	7,817	3,641	12,576	16,217	—	16,217	2017	2021
401 Professional Drive	Maryland	—	1,129	6,941	11,130	1,129	18,071	19,200	(8,602)	10,598	2007	1996
950 Wind River Lane	Maryland	$—	$2,400	$10,620	$1,050	$2,400	$11,670	$14,070	$(3,919)	$10,151	2009	2010

SCHEDULE III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
620 Professional Drive	Maryland	$—	$784	$4,705	$8,235	$784	$12,940	$13,724	$(7,165)	$6,559	2012	2005
8000/9000/10000 Virginia Manor Road	Maryland	—	—	13,679	10,238	—	23,917	23,917	(11,662)	12,255	2003	1998
14225 Newbrook Drive	Maryland	—	4,800	27,639	22,535	4,800	50,174	54,974	(19,918)	35,056	2006	1997
Alexandria Center® for Life Science – Durham	Research Triangle	—	90,686	471,263	128,949	90,686	600,212	690,898	(14,556)	676,342	1985 - 2021	2020 - 2021
Alexandria Center® for Advanced Technologies	Research Triangle	—	27,784	16,958	138,532	27,784	155,490	183,274	(14,375)	168,899	2007 - 2012	2012 - 2021
Alexandria Center® for AgTech	Research Triangle	—	2,801	6,756	180,881	2,801	187,637	190,438	(9,807)	180,631	2018	2017 - 2018
Alexandria Technology Center® – Alston	Research Triangle	—	1,430	17,482	32,662	1,430	50,144	51,574	(26,489)	25,085	1985 - 2009	1998
108/110/112/114 TW Alexander Drive	Research Triangle	—	—	376	44,943	—	45,319	45,319	(22,969)	22,350	2000	1999
Alexandria Innovation Center® – Research Triangle	Research Triangle	—	1,065	21,218	30,583	1,065	51,801	52,866	(22,564)	30,302	2005 - 2008	2000
7 Triangle Drive	Research Triangle	—	701	—	32,612	701	32,612	33,313	(9,084)	24,229	2011	2005
2525 East NC Highway 54	Research Triangle	—	713	12,827	20,700	713	33,527	34,240	(13,280)	20,960	1995	2004
407 Davis Drive	Research Triangle	—	1,229	17,733	1,028	1,229	18,761	19,990	(4,609)	15,381	1998	2013
601 Keystone Park Drive	Research Triangle	—	785	11,546	7,314	785	18,860	19,645	(7,211)	12,434	2009	2006
6040 George Watts Hill Drive	Research Triangle	—	—	—	27,900	—	27,900	27,900	(4,725)	23,175	2015	2014
5 Triangle Drive	Research Triangle	—	161	3,409	12,678	161	16,087	16,248	(7,230)	9,018	1981	1998
6101 Quadrangle Drive	Research Triangle	—	951	3,982	11,419	951	15,401	16,352	(4,161)	12,191	2012	2008
Alexandria Center® for NextGen Medicines	Research Triangle	—	94,184	—	1,872	94,184	1,872	96,056	—	96,056	N/A	2021
Canada	Canada	—	22,801	99,693	15,410	22,801	115,103	137,904	(29,408)	108,496	1998 - 2020	2005 - 2021
Various	Various	—	200,590	265,065	237,136	200,590	502,201	702,791	(52,503)	650,288	Various	Various
Total – North America		205,198	6,811,325	9,824,856	12,096,927	6,811,325	21,921,783	28,733,108	(3,766,758)	24,966,350
Asia		—	—	—	18,802	—	18,802	18,802	(4,483)	14,319	2015	2008
		$205,198	$6,811,325	$9,824,856	$12,115,729	$6,811,325	$21,940,585	$28,751,910	$(3,771,241)	$24,980,669

SCHEDULE III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2021
(Dollars in thousands)

(1)As of December 31, 2021, the total cost of our real estate assets aggregated $28.8 billion, which was less than the cost of real estate for federal income tax purposes aggregating $29.3 billion by approximately $578.4 million.
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

SCHEDULE III (continued)
Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands)

    A summary of activity of consolidated investments in real estate and accumulated depreciation is as follows:

	December 31,
Real Estate	2021	2020	2019
Balance at beginning of period	$21,274,810	$17,552,956	$14,181,780
Acquisitions (including real estate, land, and joint venture consolidation)	5,405,569	2,825,537	2,240,376
Additions to real estate	2,267,848	1,505,152	1,143,035
Deductions (including dispositions and direct financing leases)	(196,317)	(608,835)	(12,235)
Balance at end of period	$28,751,910	$21,274,810	$17,552,956

	December 31,
Accumulated Depreciation	2021	2020	2019
Balance at beginning of period	$3,182,438	$2,708,918	$2,268,087
Depreciation expense on properties	607,927	530,226	448,661
Sale of properties	(19,124)	(56,706)	(7,830)
Balance at end of period	$3,771,241	$3,182,438	$2,708,918