Form 10-Q
period 2022-03-31
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2022-04-25
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 15, 2022, 163,217,903 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Investments in real estate	$27,100,009	$24,980,669
Investments in unconsolidated real estate joint ventures	38,456	38,483
Cash and cash equivalents	775,060	361,348
Restricted cash	95,106	53,879
Tenant receivables	7,570	7,379
Deferred rent	881,743	839,335
Deferred leasing costs	484,184	402,898
Investments	1,661,101	1,876,564
Other assets	1,801,027	1,658,818
Total assets	$32,844,256	$30,219,373

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$208,910	$205,198
Unsecured senior notes payable	10,094,337	8,316,678
Unsecured senior line of credit and commercial paper	—	269,990
Accounts payable, accrued expenses, and other liabilities	2,172,692	2,210,410
Dividends payable	187,701	183,847
Total liabilities	12,663,640	11,186,123

Commitments and contingencies

Redeemable noncontrolling interests	9,612	9,612

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,614	1,580
Additional paid-in capital	16,934,094	16,195,256
Accumulated other comprehensive loss	(5,727)	(7,294)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	16,929,981	16,189,542
Noncontrolling interests	3,241,023	2,834,096
Total equity	20,171,004	19,023,638
Total liabilities, noncontrolling interests, and equity	$32,844,256	$30,219,373

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Income from rentals	$612,554	$478,695
Other income	2,511	1,154
Total revenues	615,065	479,849

Expenses:
Rental operations	181,328	137,888
General and administrative	40,931	33,996
Interest	29,440	36,467
Depreciation and amortization	240,659	180,913
Impairment of real estate	—	5,129
Loss on early extinguishment of debt	—	67,253
Total expenses	492,358	461,646

Equity in earnings of unconsolidated real estate joint ventures	220	3,537
Investment (loss) income	(240,319)	1,014
Gain on sales of real estate	—	2,779
Net (loss) income	(117,392)	25,533
Net income attributable to noncontrolling interests	(32,177)	(17,412)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(149,569)	8,121
Net income attributable to unvested restricted stock awards	(2,081)	(2,014)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(151,650)	$6,107

Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(0.96)	$0.04
Diluted	$(0.96)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(117,392)	$25,533
Other comprehensive income
Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	1,567	826
Unrealized gains on foreign currency translation, net	1,567	826

Total other comprehensive income	1,567	826
Comprehensive (loss) income	(115,825)	26,359
Less: comprehensive income attributable to noncontrolling interests	(32,177)	(17,412)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(148,002)	$8,947

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2021	158,043,880	$1,580	$16,195,256	$—	$(7,294)	$2,834,096	$19,023,638	$9,612
Net (loss) income	—	—	—	(149,569)	—	31,976	(117,593)	201
Total other comprehensive income	—	—	—	—	1,567	—	1,567	—
Contributions from and sales of noncontrolling interests	—	—	413,615	—	—	405,251	818,866	—
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(30,300)	(30,300)	(201)
Issuance of common stock	3,220,000	32	646,284	—	—	—	646,316	—
Issuance pursuant to stock plan	219,905	2	30,857	—	—	—	30,859	—
Taxes related to net settlement of equity awards	(75,489)	—	(14,648)	—	—	—	(14,648)	—
Dividends declared on common stock ($1.15 per share)	—	—	—	(187,701)	—	—	(187,701)	—
Reclassification of distributions and net loss	—	—	(337,270)	337,270	—	—	—	—
Balance as of March 31, 2022	161,408,296	$1,614	$16,934,094	$—	$(5,727)	$3,241,023	$20,171,004	$9,612

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2020	136,690,329	$1,367	$11,730,970	$—	$(6,625)	$1,706,724	$13,432,436	$11,342
Net income	—	—	—	8,121	—	17,195	25,316	217
Total other comprehensive income	—	—	—	—	826	—	826	—
Contributions from and sales of noncontrolling interests	—	—	47	—	—	81,863	81,910	94
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(25,680)	(25,680)	(199)
Issuance of common stock	8,834,703	88	1,397,561	—	—	—	1,397,649	—
Issuance pursuant to stock plan	180,072	2	26,935	—	—	—	26,937	—
Taxes related to net settlement of equity awards	(49,548)	—	(8,107)	—	—	—	(8,107)	—
Dividends declared on common stock ($1.09 per share)	—	—	—	(160,779)	—	—	(160,779)	—
Reclassification of distributions in excess of earnings	—	—	(152,658)	152,658	—	—	—	—
Balance as of March 31, 2021	145,655,556	$1,457	$12,994,748	$—	$(5,799)	$1,780,102	$14,770,508	$11,454

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net (loss) income	$(117,392)	$25,533
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	240,659	180,913
Impairment of real estate	—	5,129
Gain on sales of real estate	—	(2,779)
Loss on early extinguishment of debt	—	67,253
Equity in earnings of unconsolidated real estate joint ventures	(220)	(3,537)
Distributions of earnings from unconsolidated real estate joint ventures	975	4,958
Amortization of loan fees	3,103	2,817
Amortization of debt premiums	(424)	(576)
Amortization of acquired above- and below-market leases	(13,915)	(12,112)
Deferred rent	(42,025)	(27,382)
Stock compensation expense	14,028	12,446
Investment loss (income)	240,319	(1,014)
Changes in operating assets and liabilities:
Tenant receivables	(191)	(221)
Deferred leasing costs	(75,162)	(23,359)
Other assets	(22,618)	(25,775)
Accounts payable, accrued expenses, and other liabilities	(36,051)	9,759
Net cash provided by operating activities	191,086	212,053

Investing Activities:
Proceeds from sales of real estate	—	25,695
Additions to real estate	(666,364)	(465,411)
Purchases of real estate	(1,903,800)	(1,871,043)
Change in escrow deposits	100,635	(98,303)
Acquisition of interest in unconsolidated real estate joint venture	—	(9,048)
Investments in unconsolidated real estate joint ventures	(335)	—
Return of capital from unconsolidated real estate joint ventures	471	—
Additions to non-real estate investments	(64,247)	(77,339)
Sales of and distributions from non-real estate investments	44,842	57,569
Net cash used in investing activities	$(2,488,798)	$(2,437,880)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2022	2021
Financing Activities:
Borrowings from secured notes payable	$5,082	$—
Repayments of borrowings from secured notes payable	(906)	(15,423)
Proceeds from issuance of unsecured senior notes payable	1,793,318	1,743,716
Repayments of unsecured senior notes payable	—	(650,000)
Premium paid for early extinguishment of debt	—	(66,829)
Borrowings from unsecured senior line of credit	1,180,000	2,101,000
Repayments of borrowings from unsecured senior line of credit	(1,180,000)	(2,101,000)
Proceeds from issuances under commercial paper program	6,120,000	6,810,000
Repayments of borrowings under commercial paper program	(6,390,000)	(6,910,000)
Payments of loan fees	(17,596)	(16,599)
Taxes paid related to net settlement of equity awards	(8,906)	(1,678)
Proceeds from issuance of common stock	646,316	1,397,649
Dividends on common stock	(183,847)	(150,982)
Contributions from and sales of noncontrolling interests	819,610	48,279
Distributions to and purchases of noncontrolling interests	(30,501)	(25,879)
Net cash provided by financing activities	2,752,570	2,162,254

Effect of foreign exchange rate changes on cash and cash equivalents	81	271

Net increase (decrease) in cash, cash equivalents, and restricted cash	454,939	(63,302)
Cash, cash equivalents, and restricted cash as of the beginning of period	415,227	597,705
Cash, cash equivalents, and restricted cash as of the end of period	$870,166	$534,403

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$22,550	$55,052
Accrued construction for current-period additions to real estate	$300,713	$193,439
Right-of-use asset	$10,127	$—
Lease liability	$(10,127)	$—
Consolidation of real estate assets in connection with our acquisition of partner’s interest in unconsolidated real estate joint venture	$—	$19,613
Assumption of secured note payable in connection with acquisition of partner’s interest in unconsolidated real estate joint venture	$—	$(14,558)
Contribution of assets from real estate joint venture partner	$—	$33,000
Issuance of noncontrolling interest to joint venture partner	$—	$(33,000)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® urban office REIT, is the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, agtech, and technology campuses in AAA innovation cluster locations, with a total market capitalization of $42.8 billion and an asset base in North America of 74.2 million SF as of March 31, 2022. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, these interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021. Any references to our market capitalization, number or quality of buildings or tenants, quality of location, square footage, number of leases, or occupancy percentage, and any amounts derived from these values, in these notes to consolidated financial statements are outside the scope of our independent registered public accounting firm’s review.

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

Variable interest model

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits — that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power) and (ii) we have the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for information on specific joint ventures that qualify as VIEs. If we have a variable interest in a VIE but are not the primary beneficiary, we account for our investment using the equity method of accounting.

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

The value of tangible assets acquired is based upon our estimation of fair value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. If there is a bargain fixed-rate renewal option for the period beyond the noncancelable lease term of an in-place lease, we evaluate intangible factors, such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine that there is reasonable assurance that such bargain purchase option will be exercised, we consider the option in determining the intangible value of such lease and its related amortization period. We also recognize the relative fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.

Depreciation and amortization

The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis. For buildings and building improvements, we depreciate using the shorter of the respective ground lease terms or their estimated useful lives, not to exceed 40 years. Land improvements are depreciated over their estimated useful lives, not to exceed 20 years. Tenant improvements are depreciated over their respective lease terms or estimated useful lives, and equipment is depreciated over the shorter of the lease term or its estimated useful life. The values of the right-of-use assets are amortized on a straight-line basis over the remaining terms of each related lease. The values of acquired in-place leases and associated favorable intangibles (i.e., acquired above-market leases) are classified in other assets in our consolidated balance sheets

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and are amortized over the remaining terms of the related leases as a reduction of income from rentals in our consolidated statements of operations. The values of unfavorable intangibles (i.e., acquired below-market leases) associated with acquired in-place leases are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets and are amortized over the remaining terms of the related leases as an increase in income from rentals in our statements of operations.

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

Real estate sales

A property is classified as held for sale when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation of assets ceases upon designation of a property as held for sale. For additional details, refer to Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements.

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

The recognition of gain or loss on the sale of a partial interest also depends on whether we retain a controlling or noncontrolling interest in the property. If we retain a controlling interest in the property upon completion of the sale, we continue to reflect the asset at its book value, record a noncontrolling interest for the book value of the partial interest sold, and recognize additional paid-in capital for the difference between the consideration received and the partial interest at book value. Conversely, if we retain a noncontrolling interest upon completion of the sale of a partial interest of real estate, we recognize a gain or loss as if 100% of the asset were sold.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%. We evaluate each investment to determine whether we have the ability to exercise significant influence, but not control, over an investee. We evaluate investments in which our ownership is equal to or greater than 20%, but less than or equal to 50%, of an investee’s voting stock with a presumption that we have this ability. For our investments in limited partnerships that maintain specific ownership accounts, we presume that such ability exists when our ownership interest exceeds 3%–5%. In addition to our ownership interest, we consider whether we have a board seat or whether we participate in the policy-making process, among other criteria, to determine if we have an ability to exert significant influence, but not control, over an investee. If we determine that we have such ability, we account for the investment under the equity method of accounting, as described below:

Investments accounted for under the equity method

Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of earnings or losses reported by the investee, distributions received, and other-than-temporary impairments. For more information about our investments accounted for under the equity method, refer to Note 7 – “Investments” to our unaudited consolidated financial statements.

Investments that do not qualify for the equity method of accounting

For investees over which we determine that we do not exercise significant influence or control, we account for each investment depending on whether it is an investment in (i) a publicly traded company, (ii) a privately held entity that reports NAV per share, or (iii) a privately held entity that does not report NAV per share, as described below:

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

Investments in privately held companies

Our investments in privately held entities without readily determinable fair values consist of (i) investments in privately held entities that report NAV per share and (ii) investments in privately held entities that do not report NAV per share. These investments are accounted for as follows:

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment evaluation of equity method investments and privately held entities that do not report NAV per share

We monitor investments in equity method investments and in privately held entities that do not report NAV per share throughout the year for new developments, including operating results, prospects and results of clinical trials, new product initiatives, new collaborative agreements, capital-raising events, and merger and acquisition activities.

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

Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost basis. For our equity method investments, realized gains and losses represent our share of realized gains or losses reported by the investee. Impairments are realized losses, which result in an adjusted cost basis, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV per share and equity method investments, if impairments are deemed other than temporary, to their estimated fair value.

Revenues

The table below provides details of our consolidated total revenues for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$603,513	$473,798
Direct financing and sales-type leases	1,020	625
Revenues subject to the lease accounting standard	604,533	474,423
Revenues subject to the revenue recognition accounting standard	8,021	4,272
Income from rentals	612,554	478,695
Other income	2,511	1,154
Total revenues	$615,065	$479,849

During the three months ended March 31, 2022, revenues that were subject to the lease accounting standard aggregated $604.5 million and represented 98.3% of our total revenues. During the three months ended March 31, 2022, our total revenues also included $10.5 million, or 1.7%, subject to other accounting guidance. Our other income consisted primarily of construction management fees and interest income earned during the three months ended March 31, 2022. For a detailed discussion related to our revenue streams, refer to the “Lease accounting” and “Recognition of revenue arising from contracts with customers” sections within this Note 2 to our unaudited consolidated financial statements.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis, and limit the recognition of income to the payments collected from the lessee. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. During the three months ended March 31, 2022, we did not identify leases for which the collectibility of future payments was not probable. In addition, we did not resume straight-line recognition for leases identified as not probable of collection in prior periods.

We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. During the three months ended March 31, 2022, no adjustment to the general allowance balance was required. As of March 31, 2022, our general allowance balance aggregated $6.8 million.

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

We evaluate our net investment in direct financing and sales-type leases for impairment under the current expected credit loss standard. For more information, refer to the “Allowance for credit losses” section within this Note 2 to our unaudited consolidated financial statements.

On January 1, 2022, we adopted an accounting standard that requires a lessor to classify a lease with variable lease payments that do not depend on an index or a rate as an operating lease on the commencement date of the lease if both of the following criteria are met:

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)The lease would have been classified as a sales-type lease or direct financing lease under the current lease standard; and
(ii)The sales-type lease or direct financing lease classification would have resulted in a selling loss at lease commencement.

Under this accounting standard, the lessor does not derecognize the underlying asset and does not recognize a loss upon lease commencement but continues to depreciate the underlying asset over its useful life.

The accounting standard could be applied either (i) retrospectively to leases that commenced or were modified on or after the adoption of the lease accounting standard on January 1, 2019 or (ii) prospectively to leases that commence or are modified on or after the date this standard is adopted. We elected a prospective application of this accounting standard. Historically, substantially all our leases in which we are the lessor have been operating leases; therefore, the adoption of this accounting standard has not had and is not expected to have a material effect on our consolidated financial statements.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three months ended March 31, 2022 and 2021 included $8.0 million and $4.3 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, discussed in the “Lessor accounting” subsection of the “Lease accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

Allowance for credit losses

We are required to estimate and recognize lifetime expected losses, rather than incurred losses, for most of our financial assets measured at amortized cost and certain other instruments, including trade and other receivables (excluding receivables arising from operating leases), loans, held-to-maturity debt securities, net investments in leases arising from sales-type and direct financing leases, and off-balance-sheet credit exposures (e.g., loan commitments). The recognition of such expected losses, even if the expected risk of credit loss is remote, typically results in earlier recognition of credit losses. An assessment of the collectibility of operating lease payments and the recognition of an adjustment to lease income based on this assessment is governed by the lease accounting standard discussed in the “Lease accounting” section earlier within this Note 2 to our unaudited consolidated financial statements.

At each reporting date, we reassess our credit loss allowances on the aggregate net investment of our direct financing and sales-type leases and our trade receivables. If necessary, we recognize a credit loss adjustment for our current estimate of expected credit losses, which is classified within rental operations in our consolidated statements of operations. For further details, refer to Note 5 – “Leases” to our unaudited consolidated financial statements.

Income taxes

We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its stockholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state, and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the 2016 through 2021 calendar years.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of March 31, 2022, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

Issuer and guarantor subsidiaries of guaranteed securities

Generally, a parent entity must provide separate subsidiary issuer or guarantor financial statements, unless it qualifies for disclosure exceptions. A parent entity may be eligible for disclosure exceptions if it meets the following criteria:

•The subsidiary issuer or guarantor is a consolidated subsidiary of the parent company, and
•The subsidiary issues a registered security that is:
•Issued jointly and severally with the parent company, or
•Fully and unconditionally guaranteed by the parent company.

A parent entity that meets the above criteria may instead present summarized financial information (“alternative disclosures”) either within the consolidated financial statements or within the “Management’s discussion and analysis of financial condition and results of operations” section in Item 2. We evaluated the criteria and determined that we are eligible for the disclosure exceptions, which allow us to provide alternative disclosures. We present alternative disclosures within the “Management’s discussion and analysis of financial condition and results of operations” section in Item 2.

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

3.    INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate, including real estate assets held for sale as described in Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements, consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Rental properties:
Land (related to rental properties)	$3,979,425	$3,782,182
Buildings and building improvements	17,544,227	16,312,402
Other improvements	2,280,058	2,109,884
Rental properties	23,803,710	22,204,468
Development and redevelopment projects	7,229,074	6,528,640
Gross investments in real estate – North America	31,032,784	28,733,108
Less: accumulated depreciation – North America	(3,947,176)	(3,766,758)
Net investments in real estate – North America	27,085,608	24,966,350
Net investments in real estate – Asia	14,401	14,319
Investments in real estate	$27,100,009	$24,980,669

Acquisitions

Our real estate asset acquisitions during the three months ended March 31, 2022 consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Active Development/Redevelopment	Operating With Future Development/Redevelopment	Operating	Purchase Price
Greater Boston	2	202,997	—	440,130	—	$205,792
San Francisco Bay Area	5	610,000	—	723,953	70,000	564,000
San Diego	2	537,000	—	8,730	—	125,000
Seattle	—	869,000	—	—	—	87,608
Research Triangle	4	1,925,000	—	69,485	—	179,428
Texas	9	—	—	998,099	—	400,400
Other	7	473,994	—	428,097	381,760	278,489
Three months ended March 31, 2022	29	4,617,991	—	2,668,494	451,760	$1,840,717	(1)
(1)Represents the aggregate contractual purchase price of our acquisitions, which differs from purchases of real estate in our unaudited consolidated statements of cash flows due to the timing of payment, closing costs, and other acquisition adjustments such as prorations of rents and expenses.

Based upon our evaluation of each acquisition, we determined that substantially all of the fair value related to each acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets or is associated with a land parcel with no operations. Accordingly, each transaction did not meet the definition of a business and therefore was accounted for as an asset acquisition. In each of these transactions, we allocated the total consideration for each acquisition to the individual assets and liabilities acquired on a relative fair value basis.

During the three months ended March 31, 2022, we acquired 29 properties for an aggregate purchase price of $1.8 billion. In connection with our acquisitions, we recorded in-place lease assets aggregating $162.7 million and below-market lease liabilities in which we are the lessor aggregating $57.2 million. As of March 31, 2022, the weighted-average amortization period remaining on our in-place leases and below-market leases acquired during the three months ended March 31, 2022 was 8.3 years and 7.9 years, respectively, and 8.2 years in total.

For the discussion of our formation of consolidated real estate joint ventures, refer to the “Formation of consolidated real estate joint ventures and sales of partial interests” section in Note 4 – “Consolidated and unconsolidated real estate joint ventures” to these unaudited consolidated financial statements.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of March 31, 2022, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated joint ventures(2):
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 Binney Street(3)	Greater Boston	Cambridge/Inner Suburbs	30.0%
225 Binney Street	Greater Boston	Cambridge/Inner Suburbs	30.0%	(4)
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
Alexandria Center® for Science and Technology – Mission Bay(5)	San Francisco Bay Area	Mission Bay	25.0%
Alexandria Technology Center® – Gateway(6)	San Francisco Bay Area	South San Francisco	50.0%
213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	42.3%
Alexandria Point(7)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	50.1%
SD Tech by Alexandria(8)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street(3)	Seattle	Lake Union	60.0%

Unconsolidated joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(9)
1450 Research Boulevard	Maryland	Rockville	73.2%	(10)
101 West Dickman Street	Maryland	Beltsville	57.9%	(10)
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
(4)225 Binney Street is owned through a tenancy in common arrangement. We directly own 26.316% of the tenancy in common and a real estate joint venture owns the remaining 73.684% of the tenancy in common. We own 5% of this real estate joint venture, resulting in an aggregate ownership of 30% of this property. We determined that we are the primary beneficiary of the real estate joint venture and as such, we consolidate this joint venture under the variable interest model.
(5)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(6)Includes 601, 611, 651, 681, 685, 701, and 751 Gateway Boulevard in our South San Francisco submarket.
(7)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4150, 4161, 4224, and 4242 Campus Point Court in our University Town Center submarket.
(8)Includes 9605, 9645, 9675, 9685, 9725, 9735, 9808, 9855, and 9868 Scranton Road and 10055 and 10065 Barnes Canyon Road in our Sorrento Mesa submarket.
(9)Represents our ownership interest; our voting interest is limited to 50%.
(10)Represents a joint venture with a local real estate operator in which our partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
We account for joint ventures that do not meet the consolidation criteria under the equity method of accounting by recognizing our share of income and losses.

The table below shows the categorization of our joint ventures under the consolidation framework:

Property(1)	Consolidation Model	Voting Interest	Consolidation Analysis	Conclusion

50 and 60 Binney Street	VIE model	Not applicable under VIE model		Consolidated
75/125 Binney Street			We have:
100 Binney Street
225 Binney Street
99 Coolidge Avenue			(i) The power to direct the activities of the joint venture that most significantly affect its economic performance; and
Alexandria Center® for Science and Technology – Mission Bay
Alexandria Technology Center® – Gateway
213 East Grand Avenue			(ii) Benefits that can be significant to the joint venture.
500 Forbes Boulevard
Alexandria Center® for Life Science – Millbrae
Alexandria Point
5200 Illumina Way			Therefore, we are the primary beneficiary of each VIE
9625 Towne Centre Drive
SD Tech by Alexandria
Pacific Technology Park
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street
400 Dexter Avenue North
800 Mercer Street
1401/1413 Research Boulevard			We do not control the joint venture and are therefore not the primary beneficiary	Equity method of accounting
1450 Research Boulevard
101 West Dickman Street
1655 and 1725 Third Street	Voting model	Does not exceed 50%	Our voting interest is 50% or less

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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
800 Mercer Street

In March 2022, we formed a real estate joint venture with an institutional investor to acquire a land parcel aggregating 869,000 SF at 800 Mercer Street in our Lake Union submarket. We have a 60% ownership interest in the joint venture, and our share of the contractual purchase price aggregated $87.6 million. Upon completion of the transaction in March 2022, we controlled the newly formed real estate joint venture and therefore consolidated the property.

100 Binney Street

In March 2022, we formed a real estate joint venture in our Cambridge/Inner Suburbs submarket by contributing our 100 Binney Street property and sold to our joint venture partner a 70% interest in the joint venture for an aggregate sales price of $713.2 million, or $2,353 per RSF, representing $413.6 million of consideration in excess of the book value of our 70% interest sold. Upon completion of the transaction, we controlled the newly formed real estate joint venture and therefore continued to consolidate this property. Accordingly, we accounted for the partial interest sale as an equity transaction, with no gain or loss recognized in earnings.

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Investments in real estate	$5,716,794	$5,014,842
Cash and cash equivalents	173,287	181,074
Other assets	604,074	509,281
Total assets	$6,494,155	$5,705,197

Secured notes payable	$13,246	$7,991
Other liabilities	324,808	269,605
Total liabilities	338,054	277,596
Alexandria Real Estate Equities, Inc.’s share of equity	2,915,078	2,593,505
Noncontrolling interests’ share of equity	3,241,023	2,834,096
Total liabilities and equity	$6,494,155	$5,705,197

In determining whether to aggregate the balance sheet information of consolidated VIEs, we considered the similarity of each VIE, including the primary purpose of these entities to own, manage, operate, and lease real estate properties owned by the VIEs, and the similar nature of our involvement in each VIE as a managing member. Due to the similarity of the characteristics, we present the balance sheet information of these entities on an aggregated basis. None of our consolidated VIEs’ assets have restrictions that limit their use to settle specific obligations of the VIE. There are no creditors or other partners of our consolidated VIEs that have recourse to our general credit, and our maximum exposure to our consolidated VIEs is limited to our variable interests in each VIE, except for our 99 Coolidge Avenue joint venture, in which the VIE’s construction loan is guaranteed by us. For additional information, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets as of March 31, 2022 and December 31, 2021, consisted of the following (in thousands):

Property	March 31, 2022	December 31, 2021
1655 and 1725 Third Street	$13,737	$14,034
1450 Research Boulevard	4,860	4,455
101 West Dickman Street	8,484	8,481
Other	11,375	11,513
	$38,456	$38,483

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of March 31, 2022 (dollars in thousands):

Unconsolidated Joint Venture	Our Share	Maturity Date	Stated Rate		Interest Rate(1)	Aggregate Commitment at 100%	Debt Balance at 100%(2)
1401/1413 Research Boulevard	65.0%	12/23/24	2.70%		3.32%	$28,500	$28,005
1655 and 1725 Third Street	10.0%	3/10/25	4.50%		4.57%	600,000	598,763
101 West Dickman Street	57.9%	11/10/26	SOFR+1.95%	(3)	2.81%	26,750	9,975
1450 Research Boulevard	73.2%	12/10/26	SOFR+1.95%	(3)	N/A	13,000	—
						$668,250	$636,743
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2022.
(3)This loan is subject to a fixed SOFR floor rate of 0.75%.

5.    LEASES

Refer to the “Lease accounting” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for information about lease accounting standards that set principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).

Leases in which we are the lessor

As of March 31, 2022, we had 446 properties aggregating 41.9 million operating RSF located in key locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, agtech, and technology entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of March 31, 2022, all leases in which we are the lessor were classified as operating leases with the exception of one direct financing lease and two sales-type leases. Our operating, direct financing, and sales-type leases are described below.

Operating leases

As of March 31, 2022, our 446 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 70.7 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of March 31, 2022 are outlined in the table below (in thousands):

Year	Amount
2022	$1,240,807
2023	1,747,379
2024	1,764,956
2025	1,703,858
2026	1,641,011
Thereafter	11,868,893
Total	$19,966,904

Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

Direct financing and sales-type leases

As of March 31, 2022, we had one direct financing lease agreement, with a net investment balance of $38.8 million, for a parking structure with a remaining lease term of 70.7 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.

As of March 31, 2022, we had two sales-type ground lease agreements with an aggregate net investment balance of $32.1 million and a weighted-average remaining lease term of 87.7 years. During March 2022, these leases and underlying real estate assets met the criteria for classification as held for sale. Refer to Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements for additional information.

5.    LEASES (continued)
The components of our aggregate net investment in our direct financing and sales-type leases as of March 31, 2022 and December 31, 2021 are summarized in the table below (in thousands):

	March 31, 2022	December 31, 2021
Gross investment in direct financing and sales-type leases	$402,626	$403,388
Add: estimated unguaranteed residual value of the underlying assets	31,839	31,839
Less: unearned income on direct financing lease	(214,921)	(215,557)
Less: effect of discounting on sales-type leases	(145,791)	(146,175)
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing and sales-type leases	$70,914	$70,656

As of March 31, 2022, our estimated credit loss related to our direct financing lease was $2.8 million. No adjustment to the estimated credit loss balance was required during the three months ended March 31, 2022.

As of March 31, 2022, we reassessed the collectibility of our two sales-type leases and determined that these leases were not financial assets with credit deterioration, and as such, no credit loss adjustment was necessary, based on our experience with leases that included similar collateral and tenant creditworthiness as well as the short-term nature of these leases due to the pending sale as described in Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements. Therefore, as of March 31, 2022, no credit loss reserve balance for our sales-type leases was required. For further details, refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

Future lease payments to be received under the terms of our direct financing and sales-type leases as of March 31, 2022 are outlined in the table below, in aggregate (in thousands):

Year	Total
2022	$2,304
2023	3,120
2024	3,176
2025	3,371
2026	3,459
Thereafter	387,196
Total	$402,626

Income from rentals

Our total income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended March 31,
	2022	2021
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$603,513	$473,798
Direct financing and sales-type leases	1,020	625
Revenues subject to the lease accounting standard	604,533	474,423
Revenues subject to the revenue recognition accounting standard	8,021	4,272
Income from rentals	$612,554	$478,695

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

5.    LEASES (continued)
Residual value risk management strategy

Our leases do not have guarantees of residual value on the underlying assets. We manage risk associated with the residual value of our leased assets by (i) evaluating each potential acquisition of real estate to determine whether it meets our business objective to invest primarily in high-demand markets with limited supply of available space, (ii) directly managing our leased properties, conducting frequent property inspections, proactively addressing potential maintenance issues before they arise, and timely resolving any occurring issues, and (iii) carefully selecting our tenants and monitoring their credit quality throughout their respective lease terms.

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

As of March 31, 2022, the present value of the remaining contractual payments aggregating $919.5 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $405.8 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $563.1 million. As of March 31, 2022, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 43 years, and the weighted-average discount rate was 4.61%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of March 31, 2022, included leases for 41 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.7 million as of March 31, 2022, our ground lease obligations have remaining lease terms ranging from approximately 32 years to 93 years, including extension options which we are reasonably certain to exercise.

The reconciliation of future lease payments, under noncancelable operating ground and office leases in which we are the lessee, to the operating lease liability reflected in our unaudited consolidated balance sheet as of March 31, 2022 is presented in the table below (in thousands):

Year	Total
2022	$16,690
2023	22,091
2024	22,324
2025	22,346
2026	22,347
Thereafter	813,700
Total future payments under our operating leases in which we are the lessee	919,498
Effect of discounting	(513,680)
Operating lease liability	$405,818

5.    LEASES (continued)
Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 14 years, exclusive of extension options. For the three months ended March 31, 2022 and 2021, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Gross operating lease costs	$8,648	$6,550
Capitalized lease costs	(930)	(684)
Expenses for operating leases in which we are the lessee	$7,718	$5,866

For the three months ended March 31, 2022 and 2021, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee were $33.0 million and $5.6 million, respectively. The increase primarily relates to a $26.3 million payment made during the three months ended March 31, 2022 in connection with the execution of lease extensions at two properties in our Greater Stanford submarket.

6.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$775,060	$361,348
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	18,566	17,264
Funds held in escrow related to construction projects and investing activities	70,265	30,000
Other	6,275	6,615
	95,106	53,879
Total	$870,166	$415,227

7.    INVESTMENTS
We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%. We evaluate each investment to determine whether we have the ability to exercise significant influence, but not control, over an investee. We evaluate investments in which our ownership is equal to or greater than 20%, but less than or equal to 50%, of an investee’s voting stock with a presumption that we have this ability. For our investments in limited partnerships that maintain specific ownership accounts, we presume that such ability exists when our ownership interest exceeds 3%–5%. In addition to our ownership interest, we consider whether we have a board seat or whether we participate in the policy-making process, among other criteria, to determine if we have an ability to exert significant influence, but not control, over an investee. If we determine that we have such ability, we account for the investment under the equity method of accounting, as described below:

Investments accounted for under the equity method

Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of earnings or losses reported by the investee, distributions received, and other-than-temporary impairments.

As of March 31, 2022, we had seven investments in limited partnerships aggregating $72.5 million that maintain specific ownership accounts for each investor, which were accounted for under the equity method. Our ownership interest in each of these seven investments was greater than 5%.

Investments that do not qualify for the equity method of accounting

For investees over which we determine that we do not exercise significant influence or control, we account for each investment depending on whether it is an investment in (i) a publicly traded company, (ii) a privately held entity that reports NAV per share, or (iii) a privately held entity that does not report NAV per share, as described below:

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

Investments in privately held companies

Our investments in privately held entities without readily determinable fair values consist of (i) investments in privately held entities that report NAV per share and (ii) investments in privately held entities that do not report NAV per share. These investments are accounted for as follows:

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

7.    INVESTMENTS (continued)
Impairment evaluation of equity method investments and privately held entities that do not report NAV per share

We monitor investments in equity method investments and in privately held entities that do not report NAV per share throughout the year for new developments, including operating results, prospects and results of clinical trials, new product initiatives, new collaborative agreements, capital-raising events, and merger and acquisition activities.

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

Realized gains and losses on our investments represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost basis. For our equity method investments, realized gains and losses represent our share of realized gains or losses reported by the investee. Impairments are realized losses, which result in an adjusted cost basis, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV per share and equity method investments, if impairments are deemed other than temporary, to their estimated fair value.

7.    INVESTMENTS (continued)
The following tables summarize our investments as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Cost	Unrealized Gains (Losses)	Carrying Amount
Publicly traded companies	$200,955	$105,974	$306,929
Entities that report NAV	406,420	351,455	757,875
Entities that do not report NAV:
Entities with observable price changes	62,099	75,219	137,318
Entities without observable price changes	386,513	—	386,513
Investments accounted for under the equity method	N/A	N/A	72,466
Total investments	$1,055,987	$532,648	$1,661,101

	December 31, 2021
	Cost	Unrealized Gains (Losses)	Carrying Amount
Publicly traded companies	$203,290	$280,527	$483,817
Entities that report NAV	385,692	444,172	829,864
Entities that do not report NAV:
Entities with observable price changes	56,257	72,974	129,231
Entities without observable price changes	362,064	—	362,064
Investments accounted for under the equity method	N/A	N/A	71,588
Total investments	$1,007,303	$797,673	$1,876,564

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of March 31, 2022 aggregated to a gain of $31.8 million, which consisted of upward adjustments of $77.1 million, downward adjustments of $1.9 million, and impairments of $43.4 million.

Our investment (loss) income for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Realized gains	$23,114	$47,265
Unrealized losses	(263,433)	(46,251)
Investment (loss) income	$(240,319)	$1,014

During the three months ended March 31, 2022, gains and losses on investments in privately held entities that do not report NAV still held as of March 31, 2022 aggregated to a gain of $642 thousand, which consisted of upward adjustments of $6.8 million and downward adjustments of $6.2 million.

During the three months ended March 31, 2021, gains and losses on investments in privately held entities that do not report NAV still held as of March 31, 2021 aggregated to a loss of $20.2 million, which consisted of downward adjustments and impairments of $28.7 million and upward adjustments of $8.5 million.

Unrealized losses related to investments still held (excluding investments accounted for under the equity method of accounting) as of March 31, 2022 and 2021 aggregated to losses of $224.4 million and losses of $45.2 million during the three months ended March 31, 2022 and 2021, respectively.

Our investment loss for the three months ended March 31, 2022 also included $283 thousand of equity in earnings of our equity method investments.

Refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

7.    INVESTMENTS (continued)
Commitments on investments in privately held entities that report NAV

We are committed to funding approximately $397.8 million for all investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 11 years, with a weighted-average expiration of 9.0 years as of March 31, 2022. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.5 years as of March 31, 2022.

8.     OTHER ASSETS

The following table summarizes the components of other assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Acquired in-place leases	$729,774	$609,872
Deferred compensation plan	39,106	38,937
Deferred financing costs – unsecured senior line of credit	18,088	19,294
Deposits	75,513	176,077
Furniture, fixtures, and equipment	25,930	26,429
Net investment in direct financing and sales-type leases	70,914	70,656
Notes receivable	14,117	13,088
Operating lease right-of-use asset	563,081	474,299
Other assets	71,467	53,985
Prepaid expenses	42,540	24,806
Property, plant, and equipment	150,497	151,375
Total	$1,801,027	$1,658,818

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021. In addition, there were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the three months ended March 31, 2022.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of March 31, 2022	$306,929	$306,929	$—	$—
As of December 31, 2021	$483,817	$483,817	$—	$—

9.    FAIR VALUE MEASUREMENTS (continued)
Our investments in publicly traded companies represent investments with readily determinable fair values, and are carried at fair value, with changes in fair value classified in investment income in our consolidated financial statements. We also hold investments in privately held entities, which consist of (i) investments that report NAV and (ii) investments that do not report NAV, as further described below.

Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of March 31, 2022 and December 31, 2021, the carrying values of investments in privately held entities that report NAV aggregated $757.9 million and $829.9 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands). These investments were measured at various times during the period from January 1, 2018 to March 31, 2022.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Investments in privately held entities that do not report NAV
As of March 31, 2022	$146,598	$—	$137,318	(1)	$9,280	(2)
As of December 31, 2021	$138,011	$—	$129,231		$8,780

(1)This balance represents the total carrying amount of our equity investments in privately held entities with observable price changes, included in our total investments balance of $1.7 billion in our unaudited consolidated balance sheet as of March 31, 2022. For more information, refer to Note 7 – “Investments” to our unaudited consolidated financial statements.
(2)This amount is included in the $386.5 million balance of investments in privately held entities without observable price changes disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements and represents the carrying amount of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described within the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

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

As of March 31, 2022 and December 31, 2021, the book and estimated fair values of our secured notes payable, unsecured senior notes payable, and amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	March 31, 2022
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$208,910	$—	$210,847	$—	$210,847
Unsecured senior notes payable	$10,094,337	$—	$9,787,340	$—	$9,787,340
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—

	December 31, 2021
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$205,198	$—	$214,097	$—	$214,097
Unsecured senior notes payable	$8,316,678	$—	$8,995,913	$—	$8,995,913
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$269,990	$—	$269,994	$—	$269,994

10.    SECURED AND UNSECURED SENIOR DEBT

The following table summarizes our outstanding indebtedness and respective principal payments as of March 31, 2022 (dollars in thousands):

	Stated Rate		Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt							2022	2023	2024	2025	2026	Thereafter	Principal		Total
Secured notes payable
Greater Boston	4.82%		3.40%		2/6/24	(3)	$2,658	$3,742	$183,527	$—	$—	$—	$189,927	$5,060	$194,987
Greater Boston(4)	SOFR+2.70%		3.10		11/19/26		—	—	—	—	15,084	—	15,084	(1,839)	13,245
San Francisco Bay Area	6.50%		6.50		7/1/36		28	30	32	34	36	518	678	—	678
Secured debt weighted-average interest rate/subtotal	4.69%		3.39				2,686	3,772	183,559	34	15,120	518	205,689	3,221	208,910

Commercial paper program(5)	N/A	(5)	N/A	(5)	(5)		(5)	—	—	—	—	—	—	—	—
Unsecured senior line of credit	L+0.815%	(6)	N/A		1/6/26		—	—	—	—	—	—	—	—	—
Unsecured senior notes payable	3.45%		3.62		4/30/25		—	—	—	600,000	—	—	600,000	(2,717)	597,283
Unsecured senior notes payable	4.30%		4.50		1/15/26		—	—	—	—	300,000	—	300,000	(1,868)	298,132
Unsecured senior notes payable – green bond	3.80%		3.96		4/15/26		—	—	—	—	350,000	—	350,000	(1,995)	348,005
Unsecured senior notes payable	3.95%		4.13		1/15/27		—	—	—	—	—	350,000	350,000	(2,446)	347,554
Unsecured senior notes payable	3.95%		4.07		1/15/28		—	—	—	—	—	425,000	425,000	(2,465)	422,535
Unsecured senior notes payable	4.50%		4.60		7/30/29		—	—	—	—	—	300,000	300,000	(1,634)	298,366
Unsecured senior notes payable	2.75%		2.87		12/15/29		—	—	—	—	—	400,000	400,000	(3,183)	396,817
Unsecured senior notes payable	4.70%		4.81		7/1/30		—	—	—	—	—	450,000	450,000	(3,074)	446,926
Unsecured senior notes payable	4.90%		5.05		12/15/30		—	—	—	—	—	700,000	700,000	(6,873)	693,127
Unsecured senior notes payable	3.375%		3.48		8/15/31		—	—	—	—	—	750,000	750,000	(6,105)	743,895
Unsecured senior notes payable – green bond	2.00%		2.12		5/18/32		—	—	—	—	—	900,000	900,000	(9,485)	890,515
Unsecured senior notes payable	1.875%		1.97		2/1/33		—	—	—	—	—	1,000,000	1,000,000	(9,486)	990,514
Unsecured senior notes payable – green bond	2.95%		3.07		3/15/34		—	—	—	—	—	800,000	800,000	(9,295)	790,705
Unsecured senior notes payable	4.85%		4.93		4/15/49		—	—	—	—	—	300,000	300,000	(3,188)	296,812
Unsecured senior notes payable	4.00%		3.91		2/1/50		—	—	—	—	—	700,000	700,000	10,297	710,297
Unsecured senior notes payable	3.00%		3.08		5/18/51		—	—	—	—	—	850,000	850,000	(12,271)	837,729
Unsecured senior notes payable	3.55%		3.63		3/15/52		—	—	—	—	—	1,000,000	1,000,000	(14,875)	985,125
Unsecured debt weighted-average interest rate/subtotal			3.51				—	—	—	600,000	650,000	8,925,000	10,175,000	(80,663)	10,094,337
Weighted-average interest rate/total			3.51%				$2,686	$3,772	$183,559	$600,034	$665,120	$8,925,518	$10,380,689	$(77,442)	$10,303,247

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)In April 2022, we repaid two secured notes payable and recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized loan fees and unamortized premium.
(4)Represents a secured construction loan held by our consolidated real estate joint venture at 99 Coolidge Avenue, of which we own a 75.0% interest. As of March 31, 2022, this joint venture has $180.2 million available under the existing lender commitments. The interest rate shall be reduced from SOFR+2.70% to SOFR+2.10% over time upon the completion of certain leasing, construction, and financial covenant milestones.
(5)Refer to footnote 4 on the next page.
(6)During the year ended December 31, 2021, we achieved certain sustainability measures, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by one basis point for a one-year period.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of March 31, 2022 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate(1)
Secured notes payable	$193,826	$15,084	$208,910	2.0%	3.39%	2.1	(2)
Unsecured senior notes payable	10,094,337	—	10,094,337	98.0	3.51	14.0
Unsecured senior line of credit(3)	—	—	—	—	N/A	3.8
Commercial paper program	—	—	—	—	N/A	(4)
Total/weighted average	$10,288,163	$15,084	$10,303,247	100.0%	3.51%	13.8	(4)
Percentage of total debt	99.9%	0.1%	100.0%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)In April 2022, we repaid two secured notes payable due in 2024. Excluding these secured notes payable, the remaining term is 5.1 years.
(3)During the year ended December 31, 2021, we achieved certain sustainability measures, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by one basis point for a one-year period to LIBOR+0.815% from LIBOR+0.825%.
(4)The commercial paper program provides us with the ability to issue up to $1.5 billion of commercial paper notes that bear interest at short-term fixed rates and can generally be issued with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Borrowings under the program are used to fund short-term capital needs and are backed by our unsecured senior line of credit. There were no commercial paper notes outstanding as of March 31, 2022. In the event we are unable to issue commercial paper notes or refinance outstanding borrowings under terms equal to or more favorable than those under our unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at L+0.815%. As such, we calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. The commercial paper notes sold during the three months ended March 31, 2022 were issued at a weighted-average yield to maturity of 0.47% and had a weighted-average maturity term of 15 days.

Unsecured senior notes payable

In February 2022, we opportunistically issued $1.8 billion of unsecured senior notes payable with a weighted-average interest rate of 3.28% and a weighted-average maturity of 22.0 years. The unsecured senior notes consisted of $800.0 million of 2.95% green unsecured senior notes due 2034 and $1.0 billion of 3.55% unsecured senior notes due 2052.

$1.5 billion commercial paper program

Our commercial paper program provides us with the ability to issue up to $1.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. As of March 31, 2022, we had no outstanding balance under our commercial paper program.

Extinguishment of secured notes payable

In April 2022, we repaid two secured notes payable aggregating $195.0 million due in 2024 with an effective interest rate of 3.40% and recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized loan fees.

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest incurred	$87,203	$76,353
Capitalized interest	(57,763)	(39,886)
Interest expense	$29,440	$36,467

11.     ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES
The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$389,085	$513,416
Accrued construction	466,270	438,866
Acquired below-market leases	384,039	341,585
Conditional asset retirement obligations	65,532	59,797
Deferred rent liabilities	18,068	12,384
Operating lease liability	405,818	434,745
Unearned rent and tenant security deposits	345,006	326,924
Other liabilities	98,874	82,693
Total	$2,172,692	$2,210,410

As of March 31, 2022 and December 31, 2021, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.

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

The table reconciles the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(117,392)	$25,533
Net income attributable to noncontrolling interests	(32,177)	(17,412)
Net income attributable to unvested restricted stock awards	(2,081)	(2,014)
Numerator for basic and diluted EPS – net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(151,650)	$6,107

Denominator for basic EPS – weighted-average shares of common stock outstanding	158,198	137,319
Dilutive effect of forward equity sales agreements	—	369
Denominator for diluted EPS – weighted-average shares of common stock outstanding	158,198	137,688
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(0.96)	$0.04
Diluted	$(0.96)	$0.04

13.    STOCKHOLDERS’ EQUITY
Common equity transactions

During the three months ended March 31, 2022, our common equity transactions included the following:

•In January 2022, we entered into new forward equity sales agreements aggregating $1.7 billion to sell 8.1 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $210.00 per share, before underwriting discounts and commissions.
•In March 2022, we settled a portion of these forward equity sales agreements by issuing 3.2 million shares and received net proceeds of $648.2 million.
•We expect to issue 4.8 million shares to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $1.0 billion in 2022.
•In December 2021, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.0 billion of our common stock.
•In March 2022, we entered into forward equity sales agreements aggregating $350.0 million to sell 1.8 million shares under our ATM program at an average price of $192.42 per share (before underwriting discounts).
•As March 31, 2022, the remaining aggregate amount available under our ATM program for future sales of common stock was $650.0 million.

Dividends

During the three months ended March 31, 2022, we declared cash dividends on our common stock aggregating $187.7 million, or $1.15 per share. In April 2022, we paid the cash dividends on our common stock declared for the three months ended March 31, 2022.

Accumulated other comprehensive loss

The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the three months ended March 31, 2022 was entirely due to net unrealized gains of $1.6 million on foreign currency translation related to our operations in Canada and China.

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 200.0 million shares of common stock, of which 161.4 million shares were issued and outstanding as of March 31, 2022. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of March 31, 2022. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of March 31, 2022.

14.    NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 56 properties as of March 31, 2022 and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the three months ended March 31, 2022 and 2021, we distributed $30.5 million and $25.9 million, respectively, to our consolidated real estate joint venture partners.

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

15.    ASSETS CLASSIFIED AS HELD FOR SALE

As of March 31, 2022, we had five properties aggregating 988,258 RSF that were classified as held for sale in our consolidated financial statements, none of which met the criteria for classification as discontinued operations. We ceased depreciation of the properties upon their classification as held for sale. These properties included the following:

In March 2022, we received a purchase offer for the land at 9609, 9613, and 9615 Medical Center Drive in our Rockville submarket. These properties are subject to the long-term ground leases in which we are the lessor and are accounted for as sales-type leases. Upon our decision to sell, our net investment in these properties aggregating $32.1 million was classified as held for sale as of March 31, 2022. We expect to complete the sale of the properties at a gain during the three months ending June 30, 2022.

Refer to the “Real estate sales” subsection of the “Investments in real estate” section within Note 2 – “Summary of significant accounting policies” for additional information.
The following is a summary of net assets as of March 31, 2022 and December 31, 2021 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	March 31, 2022	December 31, 2021
Total assets	$59,293	$17,749
Total liabilities	(1,195)	(1,083)
Total accumulated other comprehensive loss	(1,835)	(1,750)
Net assets classified as held for sale	$56,263	$14,916

16.    SUBSEQUENT EVENTS

Repayment of secured note payable

In April 2022, we repaid two secured notes payable aggregating $195.0 million due in 2024 with an effective interest rate of 3.40%. Refer to the “Extinguishment of secured notes payable” section in Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “forecast,” “guidance,” “goals,” “projects,” “estimates,” “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “targets,” or “will,” or the negative of those words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:

•Operating factors, such as a failure to operate our business successfully in comparison to market expectations or in comparison to our competitors, our inability to obtain capital when desired or refinance debt maturities when desired, and/or a failure to maintain our status as a REIT for federal tax purposes.
•Market and industry factors, such as adverse developments concerning the life science, agtech, and technology industries and/or our tenants.
•Government factors, such as any unfavorable effects resulting from federal, state, local, and/or foreign government policies, laws, and/or funding levels.
•Global factors, such as negative economic, social, political, financial, credit market, and/or banking conditions.
•Uncertain global, national, and local impacts of the ongoing COVID-19 pandemic.
•Other factors, such as climate change, cyber intrusions, and/or changes in laws, regulations, and financial accounting standards.

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2021 and respective sections within this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT and the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, agtech, and technology campuses in AAA innovation cluster locations, with a total market capitalization of $42.8 billion and an asset base in North America of 74.2 million SF as of March 31, 2022. The asset base in North America includes 41.9 million RSF of operating properties and 5.4 million RSF of Class A properties undergoing construction, 10.4 million RSF of near-term and intermediate-term development and redevelopment projects, and 16.5 million SF of future development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We have a longstanding and proven track record of developing Class A properties clustered in urban life science, agtech, and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, agtech, and technology companies through our venture capital platform. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of March 31, 2022:

•Investment-grade or publicly traded large cap tenants represented 50% of our total annual rental revenue;
•Approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3.0% that were either fixed or indexed based on a consumer price index or other index;
•Approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent; and
•Approximately 94% of our leases (on an annual rental revenue basis) provided for the recapture of capital expenditures (such as HVAC maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

Our primary business objective is to maximize long-term asset value and shareholder returns based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A properties clustered in urban campuses located in AAA innovation cluster locations. These key urban campus locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They generally represent highly desirable locations for tenancy by life science, agtech, and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, life science, agtech, and technology relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

Executive summary

Operating results

	Three Months Ended March 31,
	2022	2021
Net (loss) income attributable to Alexandria’s common stockholders – diluted:
In millions	$(151.7)	$6.1
Per share	$(0.96)	$0.04
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$324.6	$263.0
Per share	$2.05	$1.91

The operating results shown above include certain items related to corporate-level investing and financing decisions. For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section and to the tabular presentation of these items in the “Results of operations” section within this Item 2 for additional information.

Continued strong leasing volume during the three months ended March 31, 2022, after a historic year of leasing in 2021

•Strong leasing activity continued during the three months ended March 31, 2022 with the second-highest leasing volume in Company history for both total space and development and redevelopment space:

Three Months Ended March 31, 2022
Total leasing activity – RSF	2,463,438
Leasing of development and redevelopment space – RSF	1,439,696
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	864,077
Rental rate increases	32.2%
Rental rate increases (cash basis)	16.5%
Excluding short-term renewals executed to allow Bristol-Myers Squibb Company (“BMS”) to expand and consolidate into our Alexandria Point development project, described further below:
Rental rate increases	39.8%
Rental rate increases (cash basis)	23.2%

•During the three months ended March 31, 2022, we executed the following long-term leases:
•426,927 RSF with BMS, our largest tenant, for the development of BMS’s newest innovative cutting-edge research hub focused on cancer as well as immune-mediated and neurodegenerative diseases at the Alexandria Point mega campus in San Diego.
•333,929 RSF with Eli Lilly and Company (“Lilly”), our third largest tenant, for the development of Lilly’s new state-of-the-art Institute for Genetic Medicine at 15 Necco Street in our Seaport Innovation District submarket of Greater Boston.

Continued strong net operating income and internal growth

•Total revenues of $615.1 million, up 28.2%, for the three months ended March 31, 2022, compared to $479.8 million for the three months ended March 31, 2021.
•Net operating income (cash basis) of $1.5 billion for the three months ended March 31, 2022, annualized, increased by $301.3 million, or 24.9%, compared to the three months ended March 31, 2021, annualized.
•97% of our leases contain contractual annual rent escalations approximating 3%.
•Same property net operating income increases of 7.6% and 7.3% (cash basis) for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

A REIT industry-leading high-quality tenant roster with high-quality revenues and cash flows, strong margins, and operational excellence

Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	50%

Occupancy of operating properties in North America	94.7%
Occupancy of operating properties in North America (excluding vacancy at recently acquired properties)	98.6%	(1)
Operating margin	71%	(2)
Adjusted EBITDA margin	71%	(2)
Weighted-average remaining lease term:
All tenants	7.3	years
Top 20 tenants	10.5	years

(1)Excludes 1.6 million RSF, or 3.9%, of vacancy at recently acquired properties representing lease-up opportunities that are expected to provide incremental annual rental revenue. Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information regarding vacancy from recently acquired properties.
(2)For the three months ended March 31, 2022.

100 Binney Street achieves $1 billion valuation milestone in recapitalization

During the three months ended March 31, 2022, we completed the sale of a 70% interest in 100 Binney Street in our Cambridge/Inner Suburbs submarket of Greater Boston for a sales price of $713.2 million, or $2,353 per RSF, at capitalization rates of 3.6% and 3.5% (cash basis), representing an excess of $413.6 million above our book value of the 70% interest sold. The sales price at 100% represents a property valuation of $1.02 billion. Proceeds from this sale will be reinvested into our highly leased value-creation pipeline and acquisitions with development and redevelopment opportunities.

Continued high demand drives visibility for future growth aggregating $665 million of incremental annual rental revenue

Our highly leased value-creation pipeline of current and key near-term projects that are under construction or that will commence construction in the next six quarters is expected to generate greater than $665 million of incremental annual rental revenue, primarily commencing from the second quarter of 2022 through the first quarter of 2025.
•8.0 million RSF of our value-creation projects are either under construction or expected to commence construction in the next six quarters.
•77% leased/negotiating.

Strong and flexible balance sheet with significant liquidity

•Investment-grade credit ratings ranked in the top 10% among all publicly traded U.S. REITs as of March 31, 2022.
•Net debt and preferred stock to Adjusted EBITDA of 5.5x and fixed-charge coverage ratio of 5.1x for the three months ended March 31, 2022, annualized.
•Total debt and preferred stock to gross assets of 28% as of March 31, 2022.
•$5.7 billion of liquidity as of March 31, 2022.

Continued dividend strategy to share growth in cash flows with stockholders

Common stock dividend declared for the three months ended March 31, 2022 was $1.15 per common share, aggregating $4.54 per common share for the twelve months ended March 31, 2022, up 24 cents, or 6%, over the twelve months ended March 31, 2021. Our FFO payout ratio of 57% for the three months ended March 31, 2022 allows us to continue to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

External growth and investments in real estate

Alexandria at the vanguard of innovation with a focus on accommodating our tenants’ current needs and providing a path for their future growth; high-quality roster of over 1,000 tenants

During the three months ended March 31, 2022, we completed acquisitions in our key life science cluster submarkets aggregating 7.3 million SF and comprising 6.9 million RSF of future development and redevelopment opportunities and 451,760 RSF of operating space for an aggregate purchase price of $1.8 billion. These acquisitions continue to be primarily focused on future development or redevelopment opportunities to expand our mega campuses and accommodate the future growth of our tenants.

Delivery and commencement of value-creation projects

•During the three months ended March 31, 2022, we placed into service development and redevelopment projects aggregating 566,665 RSF across multiple submarkets.
•82% of construction costs related to active development and redevelopment projects aggregating 5.4 million RSF are under a guaranteed maximum price contract or other contracts. Our budgets also include a landlord contingency that generally ranges between 3% and 5%. Refer to the definitions of “Construction costs related to active development and redevelopment projects under contract” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details.
•Annual net operating income (cash basis) is expected to increase by $48 million upon the burn-off of initial free rent from recently delivered projects.
•During the three months ended March 31, 2022, we commenced construction on five value-creation projects aggregating 1.1 million RSF, including:
•345,995 RSF development project that is 97% leased at 15 Necco Street in our Seaport Innovation District submarket.
•300,010 RSF project at 651 Gateway Boulevard in our South San Francisco submarket, which will be redeveloped into office/laboratory space; and
•192,000 RSF development project that is 100% leased at 9810 Darnestown Road in our Rockville submarket.

Delivery and commencement of value-creation projects (continued)

Value-creation pipeline of new Class A development and redevelopment projects as a percentage of gross assets	March 31, 2022
Under construction projects 76% leased/negotiating	9%
Pre-leased/negotiating near-term projects expected to commence construction in the next six quarters 82% leased/negotiating	2%
Income-producing/potential cash flows/covered land play(1)	7%
Land	2%

(1)Includes projects that have existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

Balance sheet management

Key metrics as of March 31, 2022

•$42.8 billion in total market capitalization.
•$32.5 billion in total equity capitalization, which ranks in the top 10% among all publicly traded U.S. REITs as of March 31, 2022.
•No debt maturing prior to 2025 as of the date of this report.
•13.8 years weighted-average remaining term of debt as of March 31, 2022.

	March 31, 2022		Goal for Fourth Quarter of 2022, Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.5x	5.9x	Less than or equal to 5.1x
Fixed-charge coverage ratio	5.1x	5.1x	Greater than or equal to 5.1x

Key capital events

•During the three months ended March 31, 2022, our common equity transactions included the following:
•In January 2022, we entered into new forward equity sales agreements aggregating $1.7 billion to sell 8.1 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $210.00 per share, before underwriting discounts and commissions.
•In March 2022, we settled a portion of these forward equity sales agreements by issuing 3.2 million shares and received net proceeds of $648.2 million.
•We expect to issue 4.8 million shares to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $1.0 billion in 2022.
•In March 2022, we entered into new forward equity sales agreements aggregating $350.0 million to sell 1.8 million shares under our ATM program at an average price of $192.42 per share (before underwriting discounts). We expect to settle these forward equity sales agreements in 2022.
•As of March 31, 2022, the remaining aggregate amount available under our ATM program for future sales of common stock is $650.0 million.
•In February 2022, we opportunistically issued $1.8 billion of unsecured senior notes payable with a weighted-average interest rate of 3.28% and a weighted-average maturity of 22.0 years. The unsecured senior notes include:
•$800.0 million of 2.95% green unsecured senior notes due 2034; and
•$1.0 billion of 3.55% unsecured senior notes due 2052.
•In April 2022, we repaid two secured notes payable aggregating $195.0 million due in 2024 with an effective interest rate of 3.40% and recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized loan fees.

Investments

•As of March 31, 2022, our investments aggregated $1.7 billion, including unrealized gains of $532.6 million.
•Investment loss of $240.3 million for the three months ended March 31, 2022 consisted of $23.1 million of realized gains and $263.4 million of unrealized losses (due to changes in fair value).

Industry and ESG leadership: catalyzing and leading the way for positive change to benefit human health and society

•In April 2022, 9880 Campus Point Drive, a 98,000 RSF development on the Alexandria Point mega campus in our University Town Center submarket, earned LEED Platinum certification, the highest level of certification under the U.S. Green Building Council’s Core & Shell rating system. Home to Alexandria GradLabs®, a dynamic proprietary platform purpose-built to accelerate the growth of promising post-seed-stage life science companies, the cutting-edge facility demonstrates high levels of sustainability, including decreased water consumption, significantly reduced energy use, and increased use of recycled resources and materials.
•In March 2022, Alexandria’s executive chairman and founder, Joel S. Marcus, was honored by the National Medal of Honor Museum Foundation in Arlington, Texas during a groundbreaking ceremony in celebration of the historic mission-critical milestone in the development of the national museum. Mr. Marcus, who serves on the foundation’s board of directors, attended alongside fellow foundation board members, major museum donors, government officials, and 15 Medal of Honor recipients to commemorate the foundation’s remarkable progress toward its goal to build a permanent home where the inspiring stories of our country’s Medal of Honor recipients will be brought to life.
•In February 2022, Alexandria was ranked the #5 most sustainable REIT, as featured in the Barron’s article, “10 Real Estate Companies That Are Both Greener and More Profitable.”
•In February 2022, Alexandria earned the first-ever Fitwel Life Science certification for 300 Technology Square, located on the Alexandria Technology Square® mega campus in our Cambridge/Inner Suburbs submarket. The new rigorous, evidence-based Fitwel Life Science Scorecard — developed in partnership with the Center for Active Design exclusively for Alexandria — is the first healthy building framework dedicated to laboratory facilities, marking another pioneering effort by the company to prioritize tenant health and wellness and further differentiate our world-class laboratory buildings.
•In January 2022, Alexandria Venture Investments, our strategic venture capital platform, was recognized by Silicon Valley Bank in its “Healthcare Investments and Exits: 2022 Annual Report” as the #1 most active corporate investor in biopharma by new deal volume (2020-2021) for the fifth consecutive year. In March 2022, Alexandria Venture Investments was also recognized by AgFunder in its “2022 AgriFoodTech Investment Report” as one of the five most active U.S. Investors in agrifoodtech by number of companies in which it invested (2021) for the second consecutive year.
•Several of Alexandria’s facilities and campuses across our regions received awards in honor of excellence in operations, development, and design:
•200 Technology Square on the Alexandria Technology Square® mega campus in our Cambridge/Inner Suburbs submarket earned a 2022 BOMA Mid-Atlantic TOBY (The Outstanding Building of the Year) award in the Corporate Category. The TOBY Awards honor and recognize quality in building operations and award excellence in building management.
•The Alexandria Center® for AgTech in our Research Triangle submarket was named Top Flex/Warehouse Development in the Triangle Business Journal’s 2022 SPACE Awards. The annual SPACE Awards recognize the Research Triangle’s top real estate developments and transactions.
•685 Gateway Boulevard, an amenities building on our Alexandria Technology Center® – Gateway mega campus in our South San Francisco submarket, which is on track to achieve Zero Energy Certification, was awarded one of 10 national awards issued by WoodWorks – Wood Products Council in the 2022 Wood Design Awards, an annual awards program that celebrates excellence in wood building design.

ALEXANDRIA'S MISSION-DRIVEN AND INDUSTRY-LEADING ESG PROGRAM

GRESB
REAL ESTATE
sector leader 2021

#1
BUILDINGS IN DEVELOPMENT
Diversified List

#2
BUILDINGS IN OPERATION
Science & Technology

A
GRESB DISCLOSURE SCORE
2018–2021

fitwel
FITWEL IMPACT AWARD
Highest-Scoring Project
2020 | 2021

Fitwel®
Viral Response Certified
2020 | 2021

MSCI
"A" RATING

#5
MOST SUSTAINABLE U.S. REIT(1)

SUSTAINALYTICS
LOW RISK

FAST COMPANY
INNOVATION BY DESIGN 2021
IMPACT HONOREE

9/11
MEMORIAL & MUSEUM
2021 BENEFIT HONOREE

STEAMCODERS
CORPORATE VANGUARD AWARD

(1)Source: Barron’s, “10 Real Estate Companies That Are Both Greener and More Profitable,” February 19, 2022.

ALEXANDRIA'S LONGSTANDING AND RECOGNIZED SUSTAINABILITY LEADERSHIP

Developing and operating efficient and healthy buildings, reducing carbon emissions, and mitigating climate risk

Proactively Managing and Mitigating Climate Risk Using Industry-Leading Guidelines

TCFD | TASK FORCE ON CLIMATE-RELATED FINANCIAL DISCLOSURES

ALEXANDRIA'S CLIMATE RISK ASSESSMENT COVERS

Sea Level Rise | Precipitation | Drought | Extreme Heat | Wildfire

Decarbonizing Construction

Proactively Designing All-Electric Buildings

685 GATEWAY BOULEVARD

1450 OWENS STREET

2025 Environmental Goals and Progress for Buildings in Operation

Carbon Emissions Reduction (MTCO2e)	Energy Use Reduction (kWh)	Potable Water Use Consumption (Gal)	Waste Diversion (Ton)
30%[1]	25%[1]	10%[1]	45%[2]
19.5%[3] 2015-2021	19.4%[3] 2015-2021	23.1%[3] 2015-2021	48.1%[3] 2021

Environmental data for 2021 reflected in the chart above received independent limited assurance from DNV Business Assurance USA, Inc.
(1)2025 environmental goals relative to a 2015 baseline on a like-for-like basis for buildings in operation that Alexandria directly manages.
(2)2025 environmental goal for buildings in operation that Alexandria indirectly and directly manages.
(3)Progress toward 2025 goals.

ALEXANDRIA'S HIGHLY IMPACTFUL SOCIAL RESPONSIBILITY PILLARS

Developing and implementing disruptive solutions to society's most urgent challenges

Accelerating Groundbreaking Medical Research to Advance Lifesaving Treatments and Cures

Harnessing the Agrifood Ecosystem to Combat Hunger, Improve Nutrition, and Support Human Health at Its Most Fundamental Level

Empowering Underserved Students to Achieve Long-Term Success and Reach Their Potential as Leaders in the Community Through Education

Bolstering the Resilience of Our Military, Our Veterans, and Their Families

Conquering the Opioid Epidemic and Revolutionizing Addiction Treatment

Building a Model for a Comprehensive, Sustainable Solution to Address Homelessness

Addressing the Mental Health Crisis With a Focus on Helping Children Cope With Suicide Loss

Supporting Museums to Preserve History and Honor Our Greatest Heroes

Operating summary

Historical Same Property Net Operating Income Growth	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Agtech, and Technology Campuses
	Increasing cash flows
	Percentage of leases containing annual rent escalations	97%
	Stable cash flows
	Percentage of triple net leases	91%
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	94%

Historical Rental Rate Growth: Renewed/Re-Leased Space	Margins(2)

	Operating	Adjusted EBITDA
	71%	71%

Net Debt and Preferred Stock to Adjusted EBITDA(4)	Fixed-Charge Coverage Ratio(4)

(1)Percentages calculated based on annual rental revenue as of March 31, 2022.
(2)Represents percentages for the three months ended March 31, 2022.
(3)Includes short-term renewals with BMS at various properties aggregating 251,860 RSF in our San Diego market to allow for expansion and consolidation into a 426,927 RSF development project at Alexandria Point. Excluding these short-term renewals, rental rate increases for the three months ended March 31, 2022 were 39.8% and 23.2% (cash basis).
(4)Quarter annualized. Refer to the definitions of “Net debt and preferred stock to Adjusted EBITDA” and “Fixed-charge coverage ratio” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details.

Long-Duration Cash Flows From High-Quality, Diverse, and Innovative Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	Long-Duration Lease Terms

50%	7.3 Years
of ARE’s Total	Weighted-Average
Annual Rental Revenue(1)	Remaining Term(2)

Industry Mix of 1,000+ Tenants(3)

Public Biotechnology
25%
Life Science Product, Service, and Device
21%
Private Biotechnology
7%
Future Change in Use(4)
6%
Investment-Grade and Large Cap Tech/Office
9%
Other (5)
4%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
10%
Multinational Pharmaceutical
18%

Percentage of ARE’s Annual Rental Revenue(1)

(1)Represents annual rental revenue in effect as of March 31, 2022. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Based on aggregate annual rental revenue in effect as of March 31, 2022. Refer to definition of “Annual rental revenue” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information on our methodology on annual rental revenue for unconsolidated real estate joint ventures.
(3)Increase from prior quarter relates to the recent acquisition of 1150 El Camino Real, a retail operating mall, targeted for future development.
(4)Represents annual rental revenue currently generated from space that is targeted for a future change in use. The weighted-average remaining term of these leases is 4.3 years.
(5)Our other tenants, aggregating 4.0% of our annual rental revenue, comprise 3.0% of annual rental revenue from technology, professional services, finance, telecommunications, and construction/real estate companies and only 1.0% from retail-related tenants.

High-Quality Cash Flows From High Quality Tenants and Class A Properties in AAA Locations

Industry-Leading Tenant Roster	AAA Locations

San Francisco Bay Area
25%
New York City
5%
San Diego
16%
Seattle
6%
Maryland
6%
Research Triangle
5%
2%
Other
Greater Boston
35%

86%
of ARE’s Top 20 Annual Rental Revenue(1) From Investment-Grade or Publicly Traded Large Cap Tenants
Percentage of ARE’s Annual Rental Revenue(1)

Solid Historical Occupancy(2)	Occupancy Across Key Locations

96%
Over 10 Years
(1)Represents annual rental revenue in effect as of March 31, 2022. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of March 31, 2022.
(3)Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information on vacancy at recently acquired properties.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended				Year Ended
	March 31, 2022				December 31, 2021
	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	32.2%	(2)	16.5%	(2)	37.9%	22.6%
New rates	$59.46		$57.18		$59.00	$55.60
Expiring rates	$44.97		$49.07		$42.80	$45.36
RSF	864,077				4,614,040
Tenant improvements/leasing commissions	$32.16				$41.05
Weighted-average lease term	4.3 years				6.3 years

Developed/redeveloped/ previously vacant space leased(3)
New rates	$81.99		$71.55		$78.52	$69.42
RSF	1,599,361				4,902,261
Weighted-average lease term	13.0 years				11.2 years

Leasing activity summary (totals):
New rates	$74.09		$66.51		$69.05	$62.72
RSF	2,463,438	(4)			9,516,301
Weighted-average lease term	9.9 years				8.8 years

Lease expirations(1)
Expiring rates	$41.60		$40.40		$41.53	$43.70
RSF	1,522,582				5,747,192

Leasing activity includes 100% of results for each property in which we have an investment in North America.

(1)Excludes month-to-month leases aggregating 250,724 RSF and 110,180 RSF as of March 31, 2022 and December 31, 2021, respectively.
(2)Includes short-term renewals with BMS at various properties aggregating 251,860 RSF in our San Diego market to allow for expansion and consolidation into a 426,927 RSF development project at Alexandria Point. Excluding these short-term renewals, rental rate increases for the three months ended March 31, 2022 were 39.8% and 23.2% (cash basis).
(3)Refer to “New Class A development and redevelopment properties: summary of pipeline” section within this Item 2 for additional details on total project costs.
(4)During the three months ended March 31, 2022, we granted tenant concessions/free rent averaging 2.6 months with respect to the 2,463,438 RSF leased. Approximately 57% of the leases executed during the three months ended March 31, 2022 did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of March 31, 2022:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2022 (2)	1,805,956	4.6%	$39.40	3.8%
2023	3,826,609	9.7%	$39.64	8.0%
2024	3,438,769	8.7%	$43.96	8.0%
2025	3,640,356	9.2%	$47.54	9.2%
2026	2,657,842	6.7%	$51.19	7.2%
2027	2,749,767	7.0%	$51.62	7.5%
2028	3,593,127	9.1%	$50.45	9.6%
2029	2,360,823	6.0%	$55.89	7.0%
2030	2,195,949	5.6%	$58.28	6.8%
2031	3,181,073	8.1%	$53.00	8.9%
Thereafter	10,006,555	25.3%	$45.14	24.0%

(1)Represents amounts in effect as of March 31, 2022.
(2)Excludes month-to-month leases aggregating 250,724 RSF as of March 31, 2022.

The following tables present information by market with respect to our lease expirations in North America as of March 31, 2022, for the remainder of 2022, and for all of 2023:

	2022 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment(1)	Remaining Expiring Leases(2)	Total(3)

Greater Boston	90,810	65,361	102,728	54,380	313,279	$48.05
San Francisco Bay Area	1,800	100,579	250,000	101,115	453,494	47.12
New York City	14,891	—	—	830	15,721	N/A
San Diego	111,796	33,734	92,275	102,766	340,571	38.99
Seattle	11,000	—	56,841	95,689	163,530	25.76
Maryland	83,392	21,241	—	66,587	171,220	19.11
Research Triangle	—	5,258	62,490	104,152	171,900	26.82
Canada	—	—	—	2,197	2,197	N/A
Non-cluster/other markets	65,188	30,507	70,700	7,649	174,044	36.07
Total	378,877	256,680	635,034	535,365	1,805,956	$39.40
Percentage of expiring leases	21%	14%	35%	30%	100%

	2023 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment	Remaining Expiring Leases	Total

Greater Boston	112,470	9,646	323,110	716,758	1,161,984	$51.00
San Francisco Bay Area	—	12,456	—	568,753	581,209	55.45
New York City	—	—	—	70,962	70,962	N/A
San Diego	17,182	44,681	269,048	722,617	1,053,528	29.10
Seattle	—	—	105,635	231,631	337,266	21.87
Maryland	—	138,331	—	204,422	342,753	26.35
Research Triangle	—	—	—	247,691	247,691	30.01
Canada	—	—	—	13,321	13,321	N/A
Non-cluster/other markets	—	—	—	17,895	17,895	N/A
Total	129,652	205,114	697,793	2,794,050	3,826,609	$39.64
Percentage of expiring leases	3%	5%	18%	74%	100%
(1)Represents RSF targeted for development or redevelopment upon expiration of existing in-place leases primarily related to recently acquired properties with an average contractual lease expiration date of June 18, 2022, weighted by annual rental revenue. Refer to “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.
(2)There are no remaining expiring leases greater than 50,000 RSF in 2022.
(3)Excludes month-to-month leases aggregating 250,724 RSF as of March 31, 2022.
(4)Represents amounts in effect as of March 31, 2022.

Top 20 tenants

86% of Top 20 Annual Rental Revenue From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.5% of our annual rental revenue in effect as of March 31, 2022. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of March 31, 2022 (dollars in thousands, except average market cap):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	6.3		916,223	$66,301	3.5%	A2	A+	$142.3
2	Moderna, Inc.	14.8		878,933	52,579	2.8	—	—	$101.8
3	Eli Lilly and Company	7.2		733,781	48,999	2.6	A2	A+	$229.2
4	Sanofi	6.1		589,464	43,303	2.3	A1	AA	$128.9
5	Takeda Pharmaceutical Company Limited	7.8		549,760	37,399	2.0	Baa2	BBB+	$49.4
6	Illumina, Inc.	8.4		891,495	36,174	1.9	Baa3	BBB	$61.8
7	2seventy bio, Inc.	11.4		312,805	33,558	1.8	—	—	$0.6
8	Novartis AG	6.3		447,831	30,582	1.6	A1	AA-	$213.1
9	TIBCO Software Inc.	4.9	(2)	292,013	28,537	1.5	—	—	$—
10	Uber Technologies, Inc.	60.5	(3)	1,009,188	27,666	1.5	—	—	$83.3
11	Roche	7.3		425,131	26,507	1.4	Aa3	AA	$329.5
12	Maxar Technologies	3.5	(4)	478,000	21,803	1.1	—	—	$2.3
13	Merck & Co., Inc.	10.7		339,344	21,796	1.1	A1	A+	$196.9
14	Massachusetts Institute of Technology	6.7		257,626	21,165	1.1	Aaa	AAA	$—
15	United States Government	13.3		911,289	20,331	1.1	Aaa	AA+	$—
16	The Children's Hospital Corporation	14.6		269,816	20,066	1.1	Aa2	AA	$—
17	New York University	9.6		203,500	19,241	1.0	Aa2	AA-	$—
18	Pfizer Inc.	3.3		416,996	17,742	0.9	A2	A+	$258.8
19	Apple Inc.	3.1		604,382	17,512	0.9	Aaa	AA+	$2,487.7
20	Alphabet Inc.	4.7		354,304	16,917	0.9	Aa2	AA+	$1,782.7
	Total/weighted-average	10.5	(3)	10,881,881	$608,178	32.1%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)Based on aggregate annual rental revenue in effect as of March 31, 2022. Refer to the definitions of “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section within this Item 2 for our methodologies on annual rental revenue from unconsolidated real estate joint ventures and average market capitalization, respectively.
(2)Represents the remaining lease term at four recently acquired properties with future redevelopment and development opportunities. The leases with this tenant were in place when we acquired the properties during the three months ended March 31, 2022.
(3)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding the ground leases, the weighted-average remaining lease term for our top 20 tenants was 8.2 years as of March 31, 2022.
(4)Represents the remaining lease term at two acquired properties with future redevelopment and development opportunities. The leases with this tenant were in place when we acquired the properties in 2019.

Locations of properties

The locations of our properties are diversified among a number of life science, agtech, and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of March 31, 2022 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	11,120,069	1,318,211	1,350,944	13,789,224	29%	93	$658,335	35%	$62.07
San Francisco Bay Area	8,678,996	230,592	300,010	9,209,598	19	72	474,500	25	61.06
New York City	1,186,453	—	83,566	1,270,019	3	5	87,699	5	75.11
San Diego	7,898,303	339,548	121,662	8,359,513	18	104	308,414	16	41.47
Seattle	2,813,803	311,631	213,976	3,339,410	7	46	106,869	6	38.79
Maryland	3,423,559	192,000	127,050	3,742,609	8	49	111,250	6	33.16
Research Triangle	3,464,603	381,453	325,936	4,171,992	9	41	89,819	5	27.70
Canada	549,777	—	—	549,777	1	6	9,813	1	23.33
Non-cluster/other markets	2,147,046	—	130,765	2,277,811	5	26	55,154	1	31.97
Properties held for sale	654,114	—	—	654,114	1	4	1,964	—	N/A
North America	41,936,723	2,773,435	2,653,909	47,364,067	100%	446	$1,903,817	100%	$49.42
		5,427,344

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	3/31/22		12/31/21	3/31/21	3/31/22	12/31/21	3/31/21
Greater Boston	95.4%	(1)	95.2%	96.2%	85.0%	83.2%	91.5%
San Francisco Bay Area	95.6	(1)	93.0	95.4	92.4	92.6	94.3
New York City	98.4		98.4	99.4	91.9	91.0	89.8
San Diego	94.2		93.1	93.3	92.7	91.7	90.3
Seattle	97.9		95.6	96.8	91.0	88.5	89.6
Maryland	100.0		99.8	97.9	96.4	96.0	90.4
Research Triangle	93.6	(1)	94.6	90.8	85.5	86.1	73.7
Subtotal	95.7		94.9	95.3	89.8	89.1	89.9
Canada	76.5		78.6	81.6	76.5	78.6	81.6
Non-cluster/other markets	80.4	(1)	75.1	52.6	75.7	75.1	52.6
North America	94.7%	(1)	94.0%	94.5%	88.9%	88.5%	89.2%

(1)Includes 1.6 million RSF, or 3.9%, of vacancy at recently acquired properties, representing lease-up opportunities that are expected to generate incremental annual rental revenue. Approximately 34% of the vacant 1.6 million RSF is currently leased/negotiating. Additionally, approximately 12% of the vacant 1.6 million RSF represents spaces, spread across multiple recently acquired properties, that are expected to be converted to laboratory/office space in the future. We expect to deliver 30% to 40% of the 1.6 million RSF over the next three quarters. Excluding recently acquired vacancies, occupancy of operating properties in North America was 98.6% as of March 31, 2022. The following table provides vacancy detail for our recent acquisitions:

		As of March 31, 2022			Percentage of Vacancy Leased/Negotiating RSF
		Vacant RSF	Operating Properties Occupancy Impact
Property	Market/Submarket		Region	North America
Intersection Campus	Other/Texas	185,136	8.6%	0.5%	35%
Alexandria Center® for Life Science – Durham	Research Triangle/Research Triangle	162,382	4.7%	0.4	60
601, 611, and 651 Gateway Boulevard	San Francisco Bay Area/South San Francisco	143,317	1.7%	0.4	46
275 Grove Street	Greater Boston/Route 128	137,940	1.2%	0.3	47
Other	Greater Boston/Other	95,501	0.9%	0.2	—
Alexandria Center® for Life Science – Fenway	Greater Boston/Fenway	89,055	0.8%	0.2	—
Other acquisitions	Various	783,389	N/A	1.9	32
		1,596,720		3.9%	34%

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties located in collaborative life science, agtech, and technology campuses in AAA innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate a significant increase in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. Our pre-construction activities are undertaken in order to prepare the property for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.

Our investments in real estate consisted of the following as of March 31, 2022 (dollars in thousands):

		Development and Redevelopment
	Operating	Under Construction	Near Term		Intermediate Term	Future	Subtotal	Total
Investments in real estate
Gross book value as of March 31, 2022(1)	$23,803,710	$3,381,675	$1,548,861		$627,550	$1,670,988	$7,229,074	$31,032,784

Square footage
Operating	41,936,723	—	—		—	—	—	41,936,723
New Class A development and redevelopment properties	—	5,427,344	7,650,119	(2)	3,850,000	19,660,365	36,587,828	36,587,828
Value-creation square feet currently included in rental properties(3)	—	—	(1,033,365)		(88,380)	(3,216,947)	(4,338,692)	(4,338,692)
Total square footage	41,936,723	5,427,344	6,616,754		3,761,620	16,443,418	32,249,136	74,185,859

(1)Balances exclude accumulated depreciation and our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.
(2)Includes 2.6 million RSF currently 82% leased/negotiating and expected to commence construction in the next six quarters. Refer to “New Class A development and redevelopment properties: current projects” within this Item 2 for additional details.
(3)Refer to “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.

Acquisitions

Our real estate asset acquisitions for the three months ended March 31, 2022 consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage							Purchase Price
					Acquisitions With Development and Redevelopment Opportunities(1)
					Future Development		Active Development/Redevelopment	Operating With Future Development/ Redevelopment	Operating(2)	Operating	Total(3)

Three months ended March 31, 2022:
421 Park Drive(4)	Fenway/Greater Boston	1/13/22	—	N/A	202,997	(4)	—	—	—	—	202,997	$81,119	(4)
225 and 235 Presidential Way	Route 128/Greater Boston	1/28/22	2	100%	—		—	440,130	—	—	440,130	124,673
1150 El Camino Real	South San Francisco/San Francisco Bay Area	2/8/22	1	99	610,000		—	431,940	70,000	—	680,000	118,000
3301, 3303, 3305, and 3307 Hillview Avenue	Greater Stanford/ San Francisco Bay Area	1/6/22	4	100	—		—	292,013	—	—	292,013	446,000
Costa Verde by Alexandria	University Town Center/ San Diego	1/11/22	2	100	537,000		—	8,730	—	—	545,730	125,000
800 Mercer Street (60% interest in consolidated JV)	Lake Union/Seattle	3/18/22	—	N/A	869,000		—	—	—	—	869,000	87,608
Alexandria Center® for Life Science – Durham	Research Triangle/Research Triangle	1/11/22	—	N/A	1,175,000		—	—	—	—	1,175,000	99,428
104 and 108/110/112/114 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive(5)	Research Triangle/Research Triangle	1/6/22	4	89	750,000		—	69,485	—	—	819,485	80,000
Intersection Campus	Texas	2/18/22	9	81	—		—	998,099	—	—	998,099	400,400
Other	Various	Various	7	92	473,994		—	428,097	381,760	—	1,283,851	278,489
			29	91%	4,617,991		—	2,668,494	451,760	—	7,306,305	$1,840,717

(1)We expect to provide total estimated costs and related yields for development and redevelopment projects in the future, subsequent to the commencement of construction.
(2)Represents the operating component of our value-creation acquisitions that is not expected to undergo future development or redevelopment.
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
(4)Represents the incremental purchase price related to the achievement of additional entitlement rights aggregating 202,997 SF at our Alexandria Center® for Life Science – Fenway mega campus.
(5)Includes the acquisition of fee simple interests in the land underlying our recently acquired 108/110/112/114 TW Alexander Drive buildings, which were previously subject to ground leases.

Dispositions and sales of partial interest

Our completed dispositions of and sales of partial interests in real estate assets during the three months ended March 31, 2022 consisted of the following (dollars in thousands, except for sales price per RSF):

						Capitalization Rate (Cash Basis)			Sales Price per RSF	Consideration in Excess of Book Value
Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Capitalization Rate		Sales Price
Three months ended March 31, 2022:
100 Binney Street	Cambridge/Greater Boston	3/30/22	70%	432,931	3.6%	3.5%	$713,228	(1)	$2,353	$413,615	(2)

(1)Represents the contractual sales price for the percentage interest of the property sold by us.
(2)We retained control over the newly formed real estate joint venture and therefore continue to consolidate this property. We accounted for the difference between the consideration received and the book value of the interest sold as an equity transaction, with no gain or loss recognized in earnings.

New Class A development and redevelopment properties

Demand for our value-creation development and redevelopment projects consisting of high-quality office/laboratory space, and for our continued operational excellence at our world-class and sophisticated laboratory facilities, has translated into record leasing activity.

Projects Either Under Construction or Expected to Commence Construction in the Next Six Quarters(1)
>$665 Million Projected Incremental Annual Rental Revenue Primarily Commencing From the Second Quarter of 2022 Through the First Quarter of 2025

8.0 million RSF(2)

77% Leased/Negotiating

As of March 31, 2022.

(1)We also expect other projects to commence construction in this time frame.
(2)Includes 5.4 million RSF under construction that is 76% leased/negotiating and 2.6 million RSF expected to commence construction in the next six quarters that is 82% leased/negotiating.

New Class A development and redevelopment properties: recent deliveries

The Arsenal on the Charles	201 Haskins Way	825 and 835 Industrial Road
Greater Boston/ Cambridge/Inner Suburbs	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ Greater Stanford
236,907 RSF	323,190 RSF	526,129 RSF
100% Occupancy	100% Occupancy	100% Occupancy

Industrial Rd
Commercial St
ALEXANDRIA CENTER
FOR LIFE SCIENCE

3160 Porter Drive	30-02 48 Avenue	5505 Morehouse Drive
San Francisco Bay Area/ Greater Stanford	New York City/New York City	San Diego/Sorrento Mesa
92,300 RSF	52,940 RSF	28,324 RSF
83% Occupancy	100% Occupancy	100% Occupancy

New Class A development and redevelopment properties: recent deliveries (continued)

3115 Merryfield Row	9601 and 9603 Medical Center Drive	9950 Medical Center Drive
San Diego/Torrey Pines	Maryland/Rockville	Maryland/Rockville
146,456 RSF	17,378 RSF	84,264 RSF
93% Occupancy	100% Occupancy	100% Occupancy

20400 Century Boulevard	2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive(1)	5 and 9 Laboratory Drive(2)	8 and 10 Davis Drive(3)
Maryland/Gaithersburg	Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle
32,033 RSF	326,445 RSF	278,720 RSF	110,227 RSF
100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy

(1)Image represents 2400 Ellis Road in our Alexandria Center® for Life Science – Durham mega campus.
(2)Image represents 9 Laboratory Drive in our Alexandria Center® for AgTech campus.
(3)Image represents 10 Davis Drive in our Alexandria Center® for Advanced Technologies mega campus.

New Class A development and redevelopment properties: recent deliveries (continued)
The following table presents value-creation development and redevelopment of new Class A properties placed into service during the three months ended March 31, 2022 (dollars in thousands):

Property/Market/Submarket	1Q22 Delivery Date(1)	Our Ownership Interest	RSF Placed in Service							Occupancy Percentage(3)	Total Project		Unlevered Yields
			Prior to 1/1/21	1Q21	2Q21	3Q21	4Q21	1Q22(2)	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
											RSF	Investment
Development projects
201 Haskins Way/San Francisco Bay Area/South San Francisco	1/1/22	100%	—	—	171,042	55,358	44,479	52,311	323,190	100%	323,190	$367,000	6.3%	6.0%
825 and 835 Industrial Road/San Francisco Bay Area/Greater Stanford	2/1/22	100%	96,463	99,557	114,157	6,369	159,665	49,918	526,129	100%	526,129	631,000	6.7	6.5
3115 Merryfield Row/San Diego/Torrey Pines	3/27/22	100%	—	—	—	—	—	146,456	146,456	93%	146,456	150,000	6.3	6.2
1165 Eastlake Avenue East/Seattle/ Lake Union	N/A	100%	—	100,086	—	—	—	—	100,086	100%	100,086	138,000	6.3	6.4
9804 Medical Center Drive/Maryland/Rockville	N/A	100%	—	176,832	—	—	—	—	176,832	100%	176,832	89,300	8.3	8.0
9950 Medical Center Drive/Maryland/Rockville	2/1/22	100%	—	—	—	—	—	84,264	84,264	100%	84,264	57,000	8.9	7.8
5 and 9 Laboratory Drive/Research Triangle/Research Triangle	1/15/22	100%	180,400	—	—	25,812	61,297	11,211	278,720	100%	340,400	216,000	7.2	7.1
8 and 10 Davis Drive/Research Triangle/Research Triangle	1/25/22	100%	—	—	—	20,500	44,747	44,980	110,227	100%	250,000	151,000	7.5	7.3

Redevelopment projects
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	3/2/22	100%	—	—	—	86,546	50,565	99,796	236,907	100%	872,665	831,000	6.3	5.5
3160 Porter Drive/San Francisco Bay Area/Greater Stanford	1/18/22	100%	—	—	—	43,578	14,118	34,604	92,300	83%	92,300	117,000	4.6	4.6
30-02 48th Avenue/New York City/New York City	1/3/22	100%	17,716	—	15,176	—	8,956	11,092	52,940	100%	179,100	224,000	5.8	5.8
5505 Morehouse Drive/San Diego/Sorrento Mesa	N/A	100%	—	—	—	—	28,324	—	28,324	100%	79,945	67,000	6.9	7.0
Other/San Diego	N/A	100%	—	—	128,745	—	—	—	128,745	100%	128,745	47,000	8.0	8.0
9601 and 9603 Medical Center Drive/Maryland/Rockville	N/A	100%	—	—	—	—	17,378	—	17,378	100%	95,911	54,000	8.4	7.1
700 Quince Orchard Road/Maryland/Gaithersburg	N/A	100%	—	—	—	—	171,239	—	171,239	100%	171,239	79,000	8.8	7.4
20400 Century Boulevard/Maryland/Gaithersburg	3/1/22	100%	—	—	—	—	—	32,033	32,033	100%	80,550	35,000	8.5	8.6
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive/Research Triangle/Research Triangle	N/A	100%	—	—	326,445	—	—	—	326,445	100%	652,381	245,000	7.5	6.7
Total	2/14/22		294,579	376,475	755,565	238,163	600,768	566,665	2,832,215		4,300,193	$3,498,300	6.7%	6.3%

(1)Represents the average delivery date for deliveries that occurred during the three months ended March 31, 2022, weighted by annual rental revenue.
(2)We expect the development and redevelopment RSF placed in service during the three months ended March 31, 2022 to generate initial annual net operating income of approximately $36 million for the twelve months following delivery.
(3)Relates to total operating RSF placed in service as of the most recent delivery.

New Class A development and redevelopment properties: current projects

325 Binney Street	One Rogers Street	The Arsenal on the Charles	201 Brookline Avenue	15 Necco Street
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/ Seaport Innovation District
462,100 RSF	403,892 RSF	150,771 RSF	510,116 RSF	345,995 RSF
100% Leased	100% Leased	95% Leased/Negotiating	96% Leased/Negotiating	97% Leased/Negotiating

40, 50, and 60 Sylvan Road	840 Winter Street	651 Gateway Boulevard	751 Gateway Boulevard	30-02 48th Avenue
Greater Boston/Route 128	Greater Boston/Route 128	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ South San Francisco	New York City/New York City
202,428 RSF	139,984 RSF	300,010 RSF	230,592 RSF	83,566 RSF
61% Leased/Negotiating	100% Leased	—% Leased/Negotiating	100% Leased	72% Leased/Negotiating

New Class A development and redevelopment properties: current projects (continued)

10055 Barnes Canyon Road	5505 Morehouse Drive	1150 Eastlake Avenue East	9810 Darnestown Road	9601 and 9603 Medical Center Drive
San Diego/Sorrento Mesa	San Diego/Sorrento Mesa	Seattle/Lake Union	Maryland/Rockville	Maryland/Rockville
195,435 RSF	51,621 RSF	311,631 RSF	192,000 RSF	78,533 RSF
100% Leased	100% Leased	66% Leased/Negotiating	100% Leased	100% Leased

20400 Century Boulevard	2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive(1)	5 and 9 Laboratory Drive(2)	8 and 10 Davis Drive(3)	4 Davis Drive
Maryland/Gaithersburg	Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle
48,517 RSF	325,936 RSF	61,680 RSF	139,773 RSF	180,000 RSF
78% Leased/Negotiating	92% Leased/Negotiating	96% Leased/Negotiating	91% Leased/Negotiating	—% Leased/Negotiating

(1)Image represents 14 TW Alexander Drive in our Alexandria Center® for Life Science – Durham mega campus.
(2)Image represents 9 Laboratory Drive in our Alexandria Center® for AgTech campus.
(3)Image represents 10 Davis Drive in our Alexandria Center® for Advanced Technologies mega campus.

New Class A development and redevelopment properties: current projects (continued)

The following tables set forth a summary of our new Class A development and redevelopment properties under construction, pre-leased/negotiating near-term projects, and key pending acquisition as of March 31, 2022 (dollars in thousands):

Market Property/Submarket		Square Footage			Percentage		Occupancy(1)
	Dev/Redev	In Service	CIP	Total	Leased	Leased/Negotiating	Initial	Stabilized
Under construction
Greater Boston
325 Binney Street/Cambridge/Inner Suburbs	Dev	—	462,100	462,100	100%	100%	2023	2024
One Rogers Street/Cambridge/Inner Suburbs	Redev	4,367	403,892	408,259	100	100	2023	2023
The Arsenal on the Charles/Cambridge/Inner Suburbs	Redev	721,894	150,771	872,665	93	95	3Q21	2022
201 Brookline Avenue/Fenway	Dev	—	510,116	510,116	96	96	2022	2023
15 Necco Street/Seaport Innovation District	Dev	—	345,995	345,995	97	97	2024	2024
40, 50, and 60 Sylvan Road/Route 128	Redev	312,845	202,428	515,273	61	61	2023	2024
840 Winter Street/Route 128	Redev	28,230	139,984	168,214	100	100	2024	2024
Other	Redev	—	453,869	453,869	—	—	2023	TBD
San Francisco Bay Area
651 Gateway Boulevard/South San Francisco	Redev	—	300,010	300,010	—	—	2023	2025
751 Gateway Boulevard/South San Francisco	Dev	—	230,592	230,592	100	100	2023	2023
New York City
30-02 48th Avenue/New York City	Redev	95,534	83,566	179,100	59	72	4Q20	2022
San Diego
10055 Barnes Canyon Road/Sorrento Mesa	Dev	—	195,435	195,435	100	100	2022	2022
5505 Morehouse Drive/Sorrento Mesa	Redev	28,324	51,621	79,945	100	100	4Q21	2022
10102 Hoyt Park Drive/Other	Dev	—	144,113	144,113	100	100	2023	2023
10277 Scripps Ranch Boulevard/Other	Redev	—	70,041	70,041	—	—	2023	TBD
Seattle
1150 Eastlake Avenue East/Lake Union	Dev	—	311,631	311,631	52	66	2023	2024
3301, 3555, and 3755 Monte Villa Parkway/Bothell	Redev	246,647	213,976	460,623	53	53	2022	2023
Maryland
9810 Darnestown Road/Rockville	Dev	—	192,000	192,000	100	100	2024	2024
9601 and 9603 Medical Center Drive/Rockville	Redev	17,378	78,533	95,911	100	100	4Q21	2023
20400 Century Boulevard/Gaithersburg	Redev	32,033	48,517	80,550	45	78	1Q22	2023
Research Triangle
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive/Research Triangle	Redev	326,445	325,936	652,381	77	92	2Q21	2022
5 and 9 Laboratory Drive/Research Triangle	Redev/Dev	278,720	61,680	340,400	93	96	3Q21	2022
8 and 10 Davis Drive/Research Triangle	Dev	110,227	139,773	250,000	84	91	3Q21	2022
4 Davis Drive/Research Triangle	Dev	—	180,000	180,000	—	—	2023	TBD
Other
Other	Redev	—	130,765	130,765	36	36	2023	TBD
		2,202,644	5,427,344	7,629,988	73%	76%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Multi-tenant projects may have occupancy by tenants over a period of time. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.

New Class A development and redevelopment properties: current projects (continued)

Market Property/Submarket		Square Footage			Percentage
	Dev/Redev	In Service	CIP	Total	Leased	Leased/Negotiating
Pre-leased/negotiating near-term projects expected to commence construction in the next six quarters
Greater Boston
99 Coolidge Avenue/Cambridge/Inner Suburbs	Dev	—	275,000	275,000	—%	38%
The Arsenal on the Charles, Phase I/Cambridge/Inner Suburbs	Dev	—	120,454	120,454	84	84
The Arsenal on the Charles, Phase II/Cambridge/Inner Suburbs	Dev	—	127,564	127,564	30	87
San Francisco Bay Area
230 Harriet Tubman Way/South San Francisco	Dev	—	289,000	289,000	—	100
San Diego
11255 and 11355 North Torrey Pines Road/Torrey Pines	Dev	—	309,094	309,094	100	100
10931 and 10933 North Torrey Pines Road/Torrey Pines	Dev	—	299,158	299,158	100	100
Alexandria Point, Phase II/University Town Center	Dev	—	426,927	426,927	100	100
Alexandria Point, Phase I/University Town Center	Dev	—	171,102	171,102	100	100
Seattle
701 Dexter Avenue North/Lake Union	Dev	—	226,586	226,586	—	9
Maryland
9820 Darnestown Road/Rockville	Dev	—	250,000	250,000	—	100
9808 Medical Center Drive/Rockville	Dev	—	90,000	90,000	29	29
		—	2,584,885	2,584,885	53	82
		2,202,644	8,012,229	10,214,873	68%	77%

New Class A development and redevelopment properties: current projects (continued)

	Our Ownership Interest							Unlevered Yields
Market Property/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
Greater Boston
325 Binney Street/Cambridge/Inner Suburbs	100%	$—	$275,455	$505,545		$781,000		8.6%	7.2%
One Rogers Street/Cambridge/Inner Suburbs	100%	10,731	872,239	323,030		1,206,000		5.2%	4.2%
The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	616,058	155,479	59,463		831,000		6.3%	5.5%
201 Brookline Avenue/Fenway	98.4%	—	511,895	222,105		734,000		7.2%	6.2%
15 Necco Street/Seaport Innovation District	90.0%	—	244,695	322,305		567,000		6.7%	5.5%
40, 50, and 60 Sylvan Road/Route 128	100%	173,672	98,679	TBD
840 Winter Street/Route 128	100%	14,285	74,926	118,789		208,000		7.5%	6.5%
Other	100%	—	117,910	TBD
San Francisco Bay Area
651 Gateway Boulevard/South San Francisco	50.0%	—	106,651	TBD
751 Gateway Boulevard/South San Francisco	50.0%	—	106,563	183,437		290,000		6.5%	6.3%
New York City
30-02 48th Avenue/New York City	100%	86,370	103,587	34,043		224,000		5.8%	5.8%
San Diego
10055 Barnes Canyon Road/Sorrento Mesa	50.0%	—	99,550	81,450		181,000		7.2%	6.6%
5505 Morehouse Drive/Sorrento Mesa	100%	17,571	44,569	4,860		67,000		6.9%	7.0%
10102 Hoyt Park Drive/Other	100%	—	55,121	58,879		114,000		7.4%	6.5%
10277 Scripps Ranch Boulevard/Other	100%	—	27,044	TBD
Seattle
1150 Eastlake Avenue East/Lake Union	100%	—	129,539	275,461		405,000		6.4%	6.2%
3301, 3555, and 3755 Monte Villa Parkway/Bothell	100%	56,483	73,892	TBD
Maryland
9810 Darnestown Road/Rockville	100%	—	37,279	95,721		133,000		6.9%	6.2%
9601 and 9603 Medical Center Drive/Rockville	100%	6,183	26,587	21,230		54,000		8.4%	7.1%
20400 Century Boulevard/Gaithersburg	100%	13,226	9,196	12,578		35,000		8.5%	8.6%
Research Triangle
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive/Research Triangle	100%	95,238	83,501	66,261		245,000		7.5%	6.7%
5 and 9 Laboratory Drive/Research Triangle	100%	158,131	31,726	26,143		216,000		7.2%	7.1%
8 and 10 Davis Drive/Research Triangle	100%	59,910	64,454	26,636		151,000		7.5%	7.3%
4 Davis Drive/Research Triangle	100%	—	15,734	TBD
Other
Other	100%	—	15,404	TBD

		$1,307,858	$3,381,675	$3,790,000	(1)	$8,480,000	(1)

(1)Amounts rounded to the nearest $10 million.

New Class A development and redevelopment properties: summary of pipeline

The following table summarizes the key information for all our development and redevelopment projects in North America as of March 31, 2022 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Under Construction	Near Term	Intermediate Term	Future

Greater Boston
Mega Campus: Alexandria Center® at One Kendall Square/Cambridge/Inner Suburbs	100%	$275,455	462,100	—	—	—	462,100
325 Binney Street
Mega Campus: Alexandria Center® at Kendall Square/Cambridge/ Inner Suburbs	100%	872,239	403,892	—	—	—	403,892
One Rogers Street
Mega Campus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	202,920	150,771	248,018	—	34,157	432,946
311 Arsenal Street, 400 North Beacon Street, and 100 and 200 Talcott Avenue
Mega Campus: Alexandria Center® for Life Science – Fenway/Fenway	(2)	763,523	510,116	507,997	—	—	1,018,113
201 Brookline Avenue and 421 Park Drive
15 Necco Street/Seaport Innovation District	90.0%	244,695	345,995	—	—	—	345,995
Reservoir Woods/Route 128	100%	147,531	202,428	312,845	—	440,000	955,273
40, 50, and 60 Sylvan Road
840 Winter Street/Route 128	100%	74,926	139,984	28,230	—	—	168,214
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	73,515	—	275,000	—	—	275,000
275 Grove Street/Route 128	100%	—	—	160,251	—	—	160,251
10 Necco Street/Seaport Innovation District	100%	95,605	—	—	175,000	—	175,000
215 Presidential Way/Route 128	100%	6,808	—	—	112,000	—	112,000
Mega Campus: 480 Arsenal Way and 500 and 550 Arsenal Street/Cambridge/Inner Suburbs	100%	56,258	—	—	—	775,000	775,000
550 Arsenal Street
Mega Campus: Alexandria Technology Square®/Cambridge/ Inner Suburbs	100%	7,881	—	—	—	100,000	100,000
Mega Campus: 380 and 420 E Street/Seaport Innovation District	100%	122,082	—	—	—	1,000,000	1,000,000
99 A Street/Seaport Innovation District	100%	48,476	—	—	—	235,000	235,000
Mega Campus: One Upland Road, 100 Tech Drive, and One Investors Way/Route 128	100%	23,848	—	—	—	1,100,000	1,100,000
Other value-creation projects	100%	169,414	453,869	190,992	—	466,504	1,111,365
		$3,185,176	2,669,155	1,723,333	287,000	4,150,661	8,830,149

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
(2)We have a 98.4% ownership interest in 201 Brookline Avenue aggregating 510,116 SF, which is currently under construction. We have a 100% ownership interest in the near-term development project at 421 Park Drive aggregating 507,997 SF.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Under Construction	Near Term	Intermediate Term		Future

San Francisco Bay Area
Mega Campus: Alexandria Technology Center® – Gateway/ South San Francisco	50.0%	$235,804	530,602	—	—		291,000	821,602
651 and 751 Gateway Boulevard
Mega Campus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	100%	60,822	—	191,000	—		—	191,000
1450 Owens Street
Alexandria Center® for Life Science – Millbrae/South San Francisco	42.3%	140,493	—	637,401	—		—	637,401
230 Harriet Tubman Way, 201 and 231 Adrian Road, and 6 and 30 Rollins Road
3825 and 3875 Fabian Way/Greater Stanford	100%	—	—	250,000	—		228,000	478,000
Mega Campus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	357,374	—	105,000	700,000		692,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
901 California Avenue/Greater Stanford	100%	5,039	—	56,924	—		—	56,924
Mega Campus: 88 Bluxome Street/SoMa	100%	327,684	—	1,070,925	—		—	1,070,925
Mega Campus: 1122, 1150, and 1178 El Camino Real/South San Francisco	100%	330,402	—	—	—		1,930,000	1,930,000
Mega Campus: 211(2), 213(2), 249, 259, 269, and 279 East Grand Avenue/ South San Francisco	100%	6,480	—	—	—		90,000	90,000
211 East Grand Avenue
Other value-creation projects	100%	—	—	—	—		25,000	25,000
		1,464,098	530,602	2,311,250	700,000		3,256,830	6,798,682
New York City
Alexandria Center® for Life Science – Long Island City/New York City	100%	134,581	83,566	135,938	—		—	219,504
30-02 48th Avenue and 47-50 30th Street
Mega Campus: Alexandria Center® for Life Science – New York City/ New York City	100%	86,963	—	—	550,000	(3)	—	550,000
219 East 42nd Street/New York City	100%	—	—	—	—		579,947	579,947
		$221,544	83,566	135,938	550,000		579,947	1,349,451

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
(3)Pursuant to an option agreement, we are currently negotiating a long-term ground lease with the City of New York for the future site of a new building approximating 550,000 SF.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Under Construction	Near Term	Intermediate Term	Future

San Diego
Mega Campus: SD Tech by Alexandria/Sorrento Mesa	50.0%	$236,230	247,056	190,074	160,000	333,845	930,975
9805 Scranton Road, 5505 Morehouse Drive(2), and 10055 and 10075 Barnes Canyon Road
10102 Hoyt Park Drive/Other	100%	55,121	144,113	—	—	—	144,113
10277 Scripps Ranch Boulevard/Other	100%	27,044	70,041	—	—	—	70,041
Mega Campus: One Alexandria Square/Torrey Pines	100%	167,385	—	608,252	—	125,280	733,532
10931, 10933, 11255, and 11355 North Torrey Pines Road and 10975 and 10995 Torreyana Road
Mega Campus: Alexandria Point/University Town Center	55.0%	123,143	—	598,029	—	324,445	922,474
10260 Campus Point Drive and 4110, 4150, and 4161 Campus Point Court
Mega Campus: Sequence District by Alexandria/Sorrento Mesa	100%	40,289	—	200,000	509,000	1,089,915	1,798,915
6260, 6290, 6310, 6340, 6350, and 6450 Sequence Drive
Mega Campus: University District/University Town Center	100%	185,201	—	—	1,137,000	—	1,137,000
9363, 9373, 9393 Towne Centre Drive, 4555 Executive Drive, 8410-8750 Genesee Avenue, and 4282 Esplanade Court
9444 Waples Street/Sorrento Mesa	50.0%	19,061	—	—	149,000	—	149,000
Mega Campus: 5200 Illumina Way/University Town Center	51.0%	13,643	—	—	—	451,832	451,832
4025, 4031, 4045, and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	14,951	—	—	—	247,000	247,000
Other value-creation projects	100%	14,432	—	54,000	—	114,235	168,235
		896,500	461,210	1,650,355	1,955,000	2,686,552	6,753,117
Seattle
Mega Campus: The Eastlake Life Science Campus by Alexandria/ Lake Union	100%	129,539	311,631	—	—	—	311,631
1150 Eastlake Avenue East
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	73,892	213,976	50,552	—	—	264,528
3301, 3555, and 3755 Monte Villa Parkway
Mega Campus: Alexandria Center® for Life Science – South Lake Union/ Lake Union	(3)	$314,591	—	1,095,586	—	188,400	1,283,986
601 and 701 Dexter Avenue North and 800 Mercer Street

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
(2)We own 100% of this property.
(3)We have a 100% ownership interest in 601 and 701 Dexter Avenue North aggregating 414,986 SF and a 60% ownership interest in the near-term development project at 800 Mercer Street aggregating 869,000 SF.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment				Total(1)
				Under Construction	Near Term	Intermediate Term	Future

Seattle (continued)
830 and 1010 4th Avenue South/SoDo	100%	$51,967		—	—	—	597,313	597,313
Mega Campus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	13,063		—	—	—	230,000	230,000
21660 20th Avenue Southeast
Other value-creation projects	100%	77,798		—	—	—	691,000	691,000
		660,850		525,607	1,146,138	—	1,706,713	3,378,458
Maryland
Mega Campus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	116,831		270,533	340,000	258,000	38,000	906,533
9601, 9603, and 9808 Medical Center Drive and 9810, 9820, and 9830 Darnestown Road								—
20400 Century Boulevard/Gaithersburg	100%	9,196		48,517	—	—	—	48,517
		126,027		319,050	340,000	258,000	38,000	955,050
Research Triangle
Mega Campus: Alexandria Center® for Life Science – Durham/ Research Triangle	100%	228,493		325,936	100,000	—	2,060,000	2,485,936
40 and 41 Moore Drive and 14 TW Alexander Drive
Mega Campus: Alexandria Center® for Advanced Technologies/ Research Triangle	100%	114,798		319,773	—	—	990,000	1,309,773
4, 8, and 10 Davis Drive
Alexandria Center® for AgTech/Research Triangle	100%	31,726		61,680	—	—	—	61,680
9 Laboratory Drive
Mega Campus: Alexandria Center® for NextGen Medicines/ Research Triangle	100%	96,998		—	100,000	100,000	855,000	1,055,000
3029 East Cornwallis Road
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive/Research Triangle	100%	49,611		—	—	—	750,000	750,000
Other value-creation projects	100%	4,185		—	—	—	76,262	76,262
		525,811		707,389	200,000	100,000	4,731,262	5,738,651
Other value-creation projects	100%	149,068		130,765	143,105	—	2,510,400	2,784,270
Total pipeline as of March 31, 2022		$7,229,074	(2)	5,427,344	7,650,119	3,850,000	19,660,365	36,587,828	(1)

(1)Total square footage includes 4,338,692 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Total book value includes $3.4 billion of projects currently under construction that are 76% leased/negotiating. We also expect to commence construction on pre-leased/negotiating near-term projects aggregating $479.5 million in the next six quarters that are 82% leased/negotiating.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2021 and our subsequent quarterly reports on Form 10-Q. We believe that such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe that this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments and impairments of real estate and non-real estate investments are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net (loss) income attributable to Alexandria’s common stockholders for the three months ended March 31, 2022 and 2021 and the related per share amounts were as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021	2022	2021
	Amount		Per Share – Diluted
Unrealized losses on non-real estate investments	$(263.4)	$(46.3)	$(1.67)	$(0.34)
Significant realized gains on non-real estate investments	—	22.9	—	0.17
Gain on sales of real estate	—	2.8	—	0.02
Impairment of real estate	—	(5.1)	—	(0.04)
Loss on early extinguishment of debt	—	(67.3)	—	(0.49)
Total	$(263.4)	$(93.0)	$(1.67)	$(0.68)

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For additional information on the determination of our Same Properties portfolio, refer to the definition of “Same property comparisons” in the “Non-GAAP measures and definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Percentage change in net operating income over comparable period from prior year	7.6%
Percentage change in net operating income (cash basis) over comparable period from prior year	7.3%
Operating margin	72%
Number of Same Properties	281
RSF	27,779,677
Occupancy – current-period average	95.5%
Occupancy – same-period prior-year average	94.4%

The following table reconciles the number of Same Properties to total properties for the three months ended March 31, 2022:

Development – under construction	Properties
5 and 9 Laboratory Drive	2
4, 8, and 10 Davis Drive	3
201 Brookline Avenue	1
10055 Barnes Canyon Road	1
15 Necco Street	1
751 Gateway Boulevard	1
325 Binney Street	1
1150 Eastlake Avenue East	1
10102 Hoyt Park Drive	1
9810 Darnestown Road	1
13
Development – placed into service after January 1, 2021	Properties
1165 Eastlake Avenue East	1
201 Haskins Way	1
825 and 835 Industrial Road	2
9950 Medical Center Drive	1
3115 Merryfield Row	1
6
Redevelopment – under construction	Properties
5505 Morehouse Drive	1
30-02 48th Avenue	1
The Arsenal on the Charles	11
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive	3
840 Winter Street	1
20400 Century Boulevard	1
10277 Scripps Ranch Boulevard	1
9601 and 9603 Medical Center Drive	2
One Rogers Street	1
40, 50, and 60 Sylvan Road	3
3301, 3555, and 3755 Monte Villa Parkway	3
651 Gateway Boulevard	1
Other	3
32

Redevelopment – placed into service after January 1, 2021	Properties
700 Quince Orchard Road	1
3160 Porter Drive	1
Other	1
3
Acquisitions after January 1, 2021	Properties
3301, 3303, 3305, 3307, 3420, and 3440 Hillview Avenue	6
Sequence District by Alexandria	5
Alexandria Center® for Life Science – Fenway	1
550 Arsenal Street	1
1501-1599 Industrial Road	6
One Investors Way	2
2475 Hanover Street	1
10975 and 10995 Torreyana Road	2
Pacific Technology Park	6
1122 and 1150 El Camino Real	2
12 Davis Drive	1
7360 Carroll Road	1
3303, 3305, and 3307 Monte Villa Parkway	3
8505 Costa Verde Boulevard and 4260 Nobel Drive	2
225 and 235 Presidential Way	2
104 TW Alexander Drive	4
Other	58
103
Unconsolidated real estate JVs	4
Properties held for sale	4
Total properties excluded from Same Properties	165
Same Properties	281
Total properties in North America as of March 31, 2022	446

Comparison of results for the three months ended March 31, 2022 to the three months ended March 31, 2021

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals, and net income (loss), respectively.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Income from rentals:
Same Properties	$357,299	$331,179	$26,120	7.9%
Non-Same Properties	112,238	39,054	73,184	187.4
Rental revenues	469,537	370,233	99,304	26.8

Same Properties	117,283	101,081	16,202	16.0
Non-Same Properties	25,734	7,381	18,353	248.7
Tenant recoveries	143,017	108,462	34,555	31.9

Income from rentals	612,554	478,695	133,859	28.0

Same Properties	177	104	73	70.2
Non-Same Properties	2,334	1,050	1,284	122.3
Other income	2,511	1,154	1,357	117.6

Same Properties	474,759	432,364	42,395	9.8
Non-Same Properties	140,306	47,485	92,821	195.5
Total revenues	615,065	479,849	135,216	28.2

Same Properties	135,179	116,781	18,398	15.8
Non-Same Properties	46,149	21,107	25,042	118.6
Rental operations	181,328	137,888	43,440	31.5

Same Properties	339,580	315,583	23,997	7.6
Non-Same Properties	94,157	26,378	67,779	257.0
Net operating income	$433,737	$341,961	$91,776	26.8%

Net operating income – Same Properties	$339,580	$315,583	$23,997	7.6%
Straight-line rent revenue	(26,695)	(22,577)	(4,118)	18.2
Amortization of acquired below-market leases	(6,178)	(7,267)	1,089	(15.0)
Net operating income – Same Properties (cash basis)	$306,707	$285,739	$20,968	7.3%

Income from rentals

Total income from rentals for the three months ended March 31, 2022 increased by $133.9 million, or 28.0%, to $612.6 million, compared to $478.7 million for the three months ended March 31, 2021 as a result of increase in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the three months ended March 31, 2022 increased by $99.3 million, or 26.8%, to $469.5 million, compared to $370.2 million for the three months ended March 31, 2021. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 2.4 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2021 and 103 operating properties aggregating 9.1 million RSF acquired subsequent to January 1, 2021.

Rental revenues from our Same Properties for the three months ended March 31, 2022 increased by $26.1 million, or 7.9%, to $357.3 million, compared to $331.2 million for the three months ended March 31, 2021. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since January 1, 2021.

Tenant recoveries

Tenant recoveries for the three months ended March 31, 2022 increased by $34.6 million, or 31.9%, to $143.0 million, compared to $108.5 million for the three months ended March 31, 2021. The increase was primarily from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2021, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the three months ended March 31, 2022 increased by $16.2 million, or 16.0%, primarily due to higher operating expenses during the three months ended March 31, 2022, as discussed under “Rental operations” below. As of March 31, 2022, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Rental operations

Total rental operating expenses for the three months ended March 31, 2022 increased by $43.4 million, or 31.5%, to $181.3 million, compared to $137.9 million for the three months ended March 31, 2021. The increase was primarily due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Income from rentals.”

Same Properties’ rental operating expenses increased by $18.4 million, or 15.8%, to $135.2 million during the three months ended March 31, 2022, compared to $116.8 million for the three months ended March 31, 2021. The increase was primarily the result of higher utilities expenses, an increase in property tax expenses resulting from higher assessed values of our properties, and higher contract services and repairs and maintenance expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022 increased by $6.9 million, or 20.4%, to $40.9 million, compared to $34.0 million for the three months ended March 31, 2021. The increase was primarily due to costs related to the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed above under “Income from rentals.” As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended March 31, 2022 and 2021 were 10.0% and 9.8%, respectively.

Interest expense

Interest expense for the three months ended March 31, 2022 and 2021 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
Component	2022	2021	Change
Gross interest	$87,203	$76,353	$10,850
Capitalized interest	(57,763)	(39,886)	(17,877)
Interest expense	$29,440	$36,467	$(7,027)

Average debt balance outstanding(1)	$10,104,928	$8,683,228	$1,421,700
Weighted-average annual interest rate(2)	3.5%	3.5%	—%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$900 million unsecured senior notes payable due 2032 – green bond	2.12%	February 2021	$2,381
$850 million unsecured senior notes payable due 2051	3.08%	February 2021	3,340
$800 million unsecured senior notes payable due 2034 – green bond	3.07%	February 2022	2,971
$1.0 billion unsecured senior notes payable due 2052	3.63%	February 2022	4,448
Other increases in interest incurred			655
Total increases			13,795
Decreases in interest incurred due to:
Repayments of debt:
$650 million unsecured senior notes payable due 2024 – green bond	4.03%	March 2021	(2,945)
Total decreases			(2,945)
Change in gross interest			10,850
Increase in capitalized interest			(17,877)
Total change in interest expense			$(7,027)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2022 increased by $59.7 million, or 33.0%, to $240.7 million, compared to $180.9 million for the three months ended March 31, 2021. The increase was primarily due to additional depreciation from 2.4 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2021 and 103 operating properties aggregating 9.1 million RSF acquired subsequent to January 1, 2021.

Impairments of real estate

During the three months ended March 31, 2021, we recognized impairment charges aggregating $5.1 million to reduce the carrying amounts of three office properties located in our San Francisco Bay Area and Seattle markets to their estimated fair values less costs to sell. We completed the sales of these properties during the three months ended September 30, 2021.

Loss on early extinguishment of debt

During the three months ended March 31, 2021, we recognized a loss on early extinguishment of debt of $67.3 million, including the write-off of unamortized loan fees, primarily related to the refinancing of our 4.00% unsecured senior notes payable aggregating $650.0 million due in 2024.

Equity in earnings of unconsolidated real estate joint ventures

During the three months ended March 31, 2022 and 2021, we recognized equity in earnings of unconsolidated real estate joint ventures of $220 thousand and $3.5 million, respectively.

Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investment loss

During the three months ended March 31, 2022, we recognized investment losses aggregating $240.3 million, which consisted of $23.1 million of realized gains and $263.4 million of unrealized losses. Realized gains were primarily related to sales of investments and distributions received. Unrealized losses of $263.4 million primarily consisted of decreases in fair values of our investments in publicly traded companies and investments in privately held entities that report NAV, partially offset by increases in the fair values of our investments in privately held entities that do not report NAV and our share of unrealized gains reported by our equity method investees.

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

Gain on sales of real estate

During the three months ended March 31, 2021, we recognized $2.8 million of gains related to the completion of two real estate dispositions. These gains were classified in gain on sales of real estate within our unaudited consolidated statements of operations for the three months ended March 31, 2021.

Other comprehensive income

Total other comprehensive income for the three months ended March 31, 2022, increased by $741 thousand to aggregate net unrealized gains of $1.6 million, compared to net unrealized gains of $826 thousand for the three months ended March 31, 2021, primarily due to the unrealized gains on foreign currency translation related to our operations in Canada and China.

Summary of capital expenditures

Our construction spending for the three months ended March 31, 2022 consisted of the following (in thousands):

Construction Spending	Three Months Ended March 31, 2022
Additions to real estate – consolidated projects	$666,364
Investments in unconsolidated real estate joint ventures	335
Contributions from noncontrolling interests	(45,182)
Construction spending (cash basis)	621,517
Change in accrued construction	(35,417)
Construction spending for the three months ended March 31, 2022	586,100
Projected construction spending for the nine months ending December 31, 2022	2,363,900
Guidance midpoint	$2,950,000

The following table summarizes the total projected construction spending for the year ending December 31, 2022, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2022
Development, redevelopment, and pre-construction projects	$3,056,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(286,000)
Revenue-enhancing and repositioning capital expenditures	98,000
Non-revenue-enhancing capital expenditures	82,000
Guidance midpoint	$2,950,000

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, funds from operations per share attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, as adjusted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2022 as set forth in the tables below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable financial measure presented in accordance with GAAP, to funds from operations per share, a non-GAAP measure, and other key assumptions included in our updated guidance for the year ending December 31, 2022. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-looking statements” within this Item 2.

Projected 2022 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 4/25/22	As of 1/31/22
Earnings per share(1)	$1.08 to $1.18	$2.65 to $2.85
Depreciation and amortization of real estate assets	5.65	5.65
Allocation of unvested restricted stock awards	(0.02)	(0.04)
Funds from operations per share(2)	$6.71 to $6.81	$8.26 to $8.46
Unrealized losses on non-real estate investments	1.67	—
Loss on early extinguishment of debt(3)	0.02	—
Allocation to unvested restricted stock awards	(0.02)	—
Other	(0.05)	—
Funds from operations per share, as adjusted(2)	$8.33 to $8.43	$8.26 to $8.46
Midpoint	$8.38	$8.36

(1)Excludes unrealized gains or losses after March 31, 2022 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
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
(3)Refer to the “Extinguishment of secured notes payable” section in Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements of this report for additional information.

Key Assumptions(1) (Dollars in millions)	2022 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2022	95.2%	95.8%
Lease renewals and re-leasing of space:
Rental rate increases	30.0%	35.0%
Rental rate increases (cash basis)	18.0%	23.0%
Same property performance:
Net operating income increase	5.9%	7.9%
Net operating income increase (cash basis)	6.5%	8.5%
Straight-line rent revenue	$154	$164
General and administrative expenses	$168	$176
Capitalization of interest	$269	$279
Interest expense	$90	$100

(1)Our assumptions presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2021, as well as in “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q.

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 Binney Street/Greater Boston/Cambridge/Inner Suburbs	70.0%	(2)	432,931
225 Binney Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		305,212
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%		— (3)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/Mission Bay(4)	75.0%		1,005,989
Alexandria Technology Center® – Gateway/San Francisco Bay Area/South San Francisco(5)	50.0%		789,567
213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	57.7%		—
Alexandria Point/San Diego/University Town Center(6)	45.0%		1,337,916
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	49.9%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(7)	50.0%		683,503
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		632,732
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street /Seattle/Lake Union	70.0%		321,218
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,111
800 Mercer Street/Seattle/Lake Union	40.0%	(2)	—

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(8)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(9)	(10)
1450 Research Boulevard/Maryland/Rockville	73.2%	(11)	42,679
101 West Dickman Street/Maryland/Beltsville	57.9%	(11)	135,423

(1)In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in three other real estate joint ventures in North America.
(2)Refer to the “Formation of consolidated real estate joint ventures and sales of partial interests” subsection in Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.
(3)We expect to commence vertical construction of 275,000 RSF during 2022.
(4)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(5)Includes 601, 611, 651, 681, 685, 701, and 751 Gateway Boulevard in our South San Francisco submarket. Noncontrolling interest share is anticipated to be 49% as we make further contributions into the joint venture over time.
(6)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4150, 4161, 4224, and 4242 Campus Point Court in our University Town Center submarket.
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
(10)Represents a joint venture with a distinguished retail real estate developer for an approximately 90,000 RSF retail shopping center.
(11)Represents a joint venture with a local real estate operator in which our partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of March 31, 2022 (dollars in thousands):

		Maturity Date	Stated Rate		Interest Rate(1)	Aggregate Commitment at 100%	Debt Balance at 100%(2)
Unconsolidated Joint Venture	Our Share
1401/1413 Research Boulevard	65.0%	12/23/24	2.70%		3.32%	$28,500	$28,005
1655 and 1725 Third Street	10.0%	3/10/25	4.50%		4.57%	600,000	598,763
101 West Dickman Street	57.9%	11/10/26	SOFR+1.95%	(3)	2.81%	26,750	9,975
1450 Research Boulevard	73.2%	12/10/26	SOFR+1.95%	(3)	N/A	13,000	—
						$668,250	$636,743
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2022.
(3)This loan is subject to a fixed SOFR floor rate of 0.75%.

The following tables present information related to the operating results and financial position of our consolidated and unconsolidated real estate joint ventures as of and for the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31, 2022
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Total revenues	$78,677	$2,838
Rental operations	(22,697)	(732)
	55,980	2,106
General and administrative	(323)	(71)
Interest	—	(860)
Depreciation and amortization of real estate assets	(23,681)	(955)
Fixed returns allocated to redeemable noncontrolling interests(1)	201	—
	$32,177	$220

Straight-line rent and below-market lease revenue	$4,324	$253
Funds from operations(2)	$55,858	$1,175

(1)Represents an allocation of joint venture earnings to redeemable noncontrolling interests primarily in one property in our South San Francisco submarket. These redeemable noncontrolling interests earn a fixed return on their investment rather than participate in the operating results of the property.
(2)Refer to the definition of “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2 for the definition and the reconciliation from the most directly comparable financial measure, presented in accordance with GAAP.

	As of March 31, 2022
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$2,962,080	$110,530
Cash, cash equivalents, and restricted cash	97,149	4,899
Other assets	339,658	10,465
Secured notes payable	(3,311)	(83,860)
Other liabilities	(144,941)	(3,578)
Redeemable noncontrolling interests	(9,612)	—
	$3,241,023	$38,456

During the three months ended March 31, 2022 and 2021, our consolidated real estate joint ventures distributed an aggregate of $30.5 million and $25.9 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

(In thousands)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Realized gains	$23,114	$215,845	(1)
Unrealized (losses) gains	(263,433)	43,632
Investment (loss) income	$(240,319)	$259,477

Investments (In thousands)	Cost		Unrealized Gains		Carrying Amount
Publicly traded companies	$200,955		$105,974	(2)	$306,929
Entities that report NAV	406,420		351,455		757,875
Entities that do not report NAV:
Entities with observable price changes	62,099		75,219		137,318
Entities without observable price changes	386,513		—		386,513
Investments accounted for under the equity method of accounting	N/A		N/A		72,466
March 31, 2022	$1,055,987	(3)	$532,648		$1,661,101

December 31, 2021	$1,007,303		$797,673		$1,876,564
(1)Includes six separate significant realized gains aggregating $110.1 million related to the following transactions: (i) the sales of investments in three publicly traded biotechnology companies, (ii) a distribution received from a limited partnership investment, and (iii) the acquisition of two of our privately held non-real estate investments in a biopharmaceutical company and a biotechnology company.
(2)Represents gross unrealized gains and losses of $175.5 million and $69.5 million, respectively, as of March 31, 2022.
(3)Represents 2.9% of gross assets as of March 31, 2022.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$5.7B		(in millions)

$3,000
$3,000
$3,000
$270
$0
OUTSTANDING
<$200
SIGNIFICANT AVAILABILITY
MINIMAL OUTSTANDING
12/31/21
3/31/22
12/31/22
Goal
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$3,000
Outstanding forward equity sales agreements(1)	1,309
Remaining construction loan commitments	180
Cash, cash equivalents, and restricted cash	870
Investments in publicly traded companies	307
Liquidity as of March 31, 2022	$5,666

(1)Represents expected net proceeds from the future settlement of 6.6 million shares of forward equity sales agreements.

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

For additional information on our liquidity requirements related to our contractual obligations and commitments, refer to Note 5 – “Leases” and Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; availability under our secured construction loan; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of March 31, 2022 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	L+0.815%	$3,000,000	$—	$3,000,000
Remaining construction loan commitments	SOFR+2.70%	$195,300	$13,245	180,216
Outstanding forward equity sales agreements(2)				1,309,236
Cash, cash equivalents, and restricted cash				870,166
Investments in publicly traded companies				306,929
Liquidity as of March 31, 2022				$5,666,547

(1)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2022.
(2)Represents expected net proceeds from the future settlement of 6.6 million shares of forward equity sales agreements.

Cash, cash equivalents, and restricted cash

As of March 31, 2022 and December 31, 2021, we had $870.2 million and $415.2 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash from operating activities, proceeds from real estate asset sales and partial interest sales, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured notes payable, borrowings under secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by operating activities	$191,086	$212,053	$(20,967)
Net cash used in investing activities	$(2,488,798)	$(2,437,880)	$(50,918)
Net cash provided by financing activities	$2,752,570	$2,162,254	$590,316

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the three months ended March 31, 2022 decreased by $21.0 million to $191.1 million, compared to $212.1 million for the three months ended March 31, 2021. This decrease was primarily attributable to an increase of $45.0 million in leasing commissions paid during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Leasing commission paid during the three months ended March 31, 2022 related to the leases executed during the three months ended December 31, 2021, which represented the quarter of the highest quarterly leasing volume in Company history. The increase in leasing commissions paid was also partially due to the execution of leases aggregating 426,927 RSF during the three months ended March 31, 2022 with Bristol-Myers Squibb Company for the development of BMS’s newest core R&D facility on the Alexandria Point mega campus in our University Town Center submarket of San Diego. The decrease was partially offset by (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2021, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2021.

Investing activities

Cash used in investing activities for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021
Sources of cash from investing activities:
Sales of and distributions from non-real estate investments	$44,842	$57,569	$(12,727)
Proceeds from sales of real estate	—	25,695	(25,695)
Return of capital from unconsolidated real estate joint ventures	471	—	471
Change in escrow deposits	100,635	—	100,635
	145,948	83,264	62,684
Uses of cash for investing activities:
Purchases of real estate	1,903,800	1,871,043	32,757
Additions to real estate	666,364	465,411	200,953
Acquisition of interest in unconsolidated real estate joint venture	—	9,048	(9,048)
Investments in unconsolidated real estate joint ventures	335	—	335
Change in escrow deposits	—	98,303	(98,303)
Additions to non-real estate investments	64,247	77,339	(13,092)
	2,634,746	2,521,144	113,602

Net cash used in investing activities	$2,488,798	$2,437,880	$50,918

The increase in net cash used in investing activities for the three months ended March 31, 2022 was primarily due to an increased use of cash for property acquisitions and additions to real estate, partially offset by an increased source of cash for escrow deposits. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Financing activities

Cash flows provided by financing activities for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Borrowings from secured notes payable	$5,082	$—	$5,082
Repayments of borrowings from secured notes payable	(906)	(15,423)	14,517
Proceeds from issuance of unsecured senior notes payable	1,793,318	1,743,716	49,602
Repayments of unsecured senior notes payable	—	(650,000)	650,000
Premium paid for early extinguishment of debt	—	(66,829)	66,829
Borrowings from unsecured senior line of credit	1,180,000	2,101,000	(921,000)
Repayments of borrowings from unsecured senior line of credit	(1,180,000)	(2,101,000)	921,000
Proceeds from issuance under commercial paper program	6,120,000	6,810,000	(690,000)
Repayments of borrowings from commercial paper program	(6,390,000)	(6,910,000)	520,000
Payments of loan fees	(17,596)	(16,599)	(997)
Changes related to debt	1,509,898	894,865	615,033

Contributions from and sales of noncontrolling interests	819,610	48,279	771,331
Distributions to and purchases of noncontrolling interests	(30,501)	(25,879)	(4,622)
Proceeds from the issuance of common stock	646,316	1,397,649	(751,333)
Dividend payments	(183,847)	(150,982)	(32,865)
Taxes paid related to net settlement of equity awards	(8,906)	(1,678)	(7,228)
Net cash provided by financing activities	$2,752,570	$2,162,254	$590,316

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2022 will be satisfied by the multiple sources of capital shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2022 Guidance			Certain Completed Items as of 3/31/22
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities after dividends	$275	$325	$300
Incremental debt	1,375	525	950	See below
Dispositions and sales of partial interest (refer to the “Dispositions and sales of partial interest” section within Item 2 for additional information)	1,300	2,600	1,950	$713
Common equity	2,250	3,250	2,750	$2,040	(1)
Total sources of capital	$5,200	$6,700	$5,950

Uses of capital:
Construction (refer to the “Summary of capital expenditures” section within Item 2 for additional information)	$2,700	$3,200	$2,950
Acquisitions (refer to the “Acquisitions” section within Item 2 for additional information)	2,500	3,500	3,000	$1,841
Total uses of capital	$5,200	$6,700	$5,950

Incremental debt (included above):
Issuance of unsecured senior notes payable	$1,800	$1,800	$1,800	$1,800	(2)
Repayments of secured notes payable	(195)	(195)	(195)	$(195)	(2)
Unsecured senior line of credit, commercial paper, and other	(230)	(1,080)	(655)
Incremental debt	$1,375	$525	$950

(1)During the three months ended March 31, 2022, we entered into new forward equity sales agreements aggregating $2.0 billion to sell 9.9 million shares of our common stock. As of March 31, 2022, we settled a portion of these forward equity sales agreements by issuing 3.2 million shares and received net proceeds of $648.2 million. We expect to issue 6.6 million shares to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $1.3 billion in 2022. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.
(2)Refer to “Unsecured senior notes payable” and “Extinguishment of secured notes payable” within Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2021; as well as “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $275.0 million to $325.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2022. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2022, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed and contributions from Same Properties and recently acquired properties, to contribute significant increases in income from rentals, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $48 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash flows” subsection of the “Liquidity” section within this Item 2 for a discussion of cash flows provided by operating activities for the three months ended March 31, 2022.

Debt

We expect to fund a portion of our capital needs for the remainder of 2022 from the real estate dispositions and partial interest sales, settlement of our outstanding forward equity sales agreements, sales of our common stock under our ATM program, issuances under our commercial paper program discussed below, borrowings under our unsecured senior line of credit, and borrowings under secured construction loans.

As of March 31, 2022, we have no outstanding balance on our unsecured senior line of credit. Our unsecured senior line of credit has an aggregate commitment of $3.0 billion and bears an interest rate of LIBOR plus 0.825% with a 0% LIBOR floor and is subject to certain annual sustainability measures entitling us to a temporary reduction in the interest rate margin of one basis point, but not below zero percent per year. During the year ended December 31, 2021, we achieved certain sustainability measures, as described in our unsecured senior line of credit agreement, which reduced our borrowing rate to LIBOR plus 0.815% for a one-year period. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding.

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

We established a commercial paper program that provides us with the ability to issue up to $1.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance on our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at LIBOR plus 0.815%. The commercial paper notes sold during the three months ended March 31, 2022 were issued at a weighted-average yield to maturity of 0.47%. As of March 31, 2022, we had no outstanding balance under our commercial paper program.

In February 2022, we opportunistically issued $1.8 billion of unsecured senior notes payable with a weighted-average interest rate of 3.28% and a weighted-average maturity of 22.0 years. The unsecured senior notes consisted of $800.0 million of 2.95% green unsecured senior notes due 2034 and $1.0 billion of 3.55% unsecured senior notes due 2052.

In April 2022, we repaid two secured notes payable aggregating $195.0 million due in 2024 with an effective interest rate of 3.40% and recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized loan fees.

Proactive management of transition away from LIBOR

LIBOR has been used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including variable-rate debt and interest rate swap contracts. However, based on an announcement made by the Financial Conduct Authority (“FCA”) on March 5, 2021, one-week and two-month LIBOR rates ceased to be published after December 31, 2021; all other LIBOR settings will effectively cease after June 30, 2023, and it is expected that LIBOR will no longer be used after this date. In addition, it is expected that LIBOR will no longer be used in new contracts entered into after December 31, 2021. To address the impending discontinuation of LIBOR, in the U.S. the Alternative Reference Rates Committee (“ARRC”) was established to help ensure the successful transition from LIBOR. In June 2017, the ARRC selected SOFR, a new index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for U.S. dollar LIBOR. We have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•We have proactively eliminated outstanding LIBOR-based borrowings under our unsecured senior bank term loans and secured construction loans through repayments. From January 2017 through March 2022, we retired approximately $1.5 billion of all such debt.
•During 2020, we increased the aggregate amount of our commercial paper program to $1.5 billion from $750.0 million. This program provides us with ability to issue commercial paper notes bearing interest at short-term fixed rates, with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subject to LIBOR and is used for funding short-term working capital needs. As of March 31, 2022, we had no notes outstanding under our commercial paper program.
•We continue to prudently manage outstanding borrowings under our unsecured senior line of credit. As of March 31, 2022, we had no borrowings outstanding under our unsecured senior line of credit. Additionally, new loans that we’ve entered into recently are SOFR-based rather than LIBOR-based. Our consolidated real estate joint venture at 99 Coolidge Avenue holds a SOFR-based secured construction loan with an outstanding balance of $13.2 million. In addition, two of our unconsolidated real estate joint ventures at 1450 Research Boulevard and 101 West Dickman Street each hold a SOFR-based secured construction loan. As of March 31, 2022, 1450 Research Boulevard had no outstanding balance on its secured construction loan and 101 West Dickman Street had an outstanding balance of $10.0 million.
•Our unsecured senior line of credit contains fallback language generally consistent with the ARRC’s Amendment Approach, which provides a streamlined amendment approach for negotiating a benchmark replacement.
•We continue to monitor developments by the FCA, the ARRC, and other governing bodies involved in LIBOR transition.

Refer to Note 10 – “Secured and unsecured senior debt” and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report and “Item 1A. Risk factors” of our annual report on Form 10-K for the year ended December 31, 2021 for additional information about our management of risks related to the transition away from LIBOR.

Real estate dispositions and partial interest sales

We expect to continue the disciplined execution of select sales of operating assets. Future sales will provide an important source of capital to fund a portion of pending and recently completed opportunistic acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2022, we expect real estate dispositions and partial interest sales ranging from $1.3 billion to $2.6 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report, and the “Dispositions and sales of partial interests” subsection of “Investments in real estate” within this Item 2 for additional information on our dispositions and sales of partial interests.

As a REIT, we are generally subject to a 100% tax on the net income from real estate asset sales that the IRS characterizes as “prohibited transactions.” We do not expect our sales will be categorized as prohibited transactions. However, unless we meet certain “safe harbor” requirements, whether a real estate asset sale is a “prohibited transaction” will be based on the facts and circumstances of the sale. Our real estate asset sales may not always meet such “safe harbor” requirements. Refer to “Item 1A. Risk factors” of our annual report on Form 10-K for the year ended December 31, 2021 for additional information about the “prohibited transaction” tax.

Common equity transactions

During the three months ended March 31, 2022, our common equity transactions included the following:

•In January 2022, we entered into new forward equity sales agreements aggregating $1.7 billion to sell 8.1 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $210.00 per share, before underwriting discounts and commissions.
•In March 2022, we settled a portion of these forward equity sales agreements by issuing 3.2 million shares and received net proceeds of $648.2 million.
•We expect to issue 4.8 million shares to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $1.0 billion in 2022.
•In December 2021, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.0 billion of our common stock.
•In March 2022, we entered into new forward equity sales agreements aggregating $350.0 million to sell 1.8 million shares under our ATM program at an average price of $192.42 per share (before underwriting discounts). We expect to settle these forward equity sales agreements in 2022.
•As of March 31, 2022, the remaining aggregate amount available under our ATM program for future sales of common stock is $650.0 million.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in real estate joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the three months ended March 31, 2022, we received $819.6 million of contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 5.4 million RSF of Class A office/laboratory, agtech, and technology office space undergoing construction, 10.4 million RSF of near-term and intermediate-term development and redevelopment projects, and 16.5 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A development and redevelopment properties: current projects” and “Summary of capital expenditures” subsections of the “Investments in real estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2022 and 2021 of $57.8 million and $39.9 million, respectively, was classified in investments in real estate.

Property taxes, insurance on real estate, and indirect project costs, such as construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects aggregating $20.4 million and $16.8 million and property taxes, insurance on real estate and other operating costs aggregating $21.8 million and $17.4 million for the three months ended March 31, 2022 and 2021, respectively.

The increase in capitalized costs for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities in 2022 over 2021. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct and indirect project costs related to the asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $7.8 million for the three months ended March 31, 2022.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the three months ended March 31, 2022, we capitalized total initial direct leasing costs of $95.0 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section of Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report, and the “Acquisitions” subsection of the “Investments in real estate” section within this Item 2 for information on our acquisitions.

Dividends

During the three months ended March 31, 2022 and 2021, we paid common stock dividends of $183.8 million and $151.0 million, respectively. The increase of $32.9 million in dividends paid on our common stock during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2021 as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $1.15 per common share paid during the three months ended March 31, 2022 from $1.09 per common share paid during the three months ended March 31, 2021.

Secured notes payable

Secured notes payable as of March 31, 2022 consisted of four notes secured by eight properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.39%. As of March 31, 2022, the total book value of our investments in real estate securing debt was approximately $920.4 million. As of March 31, 2022, our secured notes payable, including unamortized discounts and deferred financing costs, comprised approximately $193.8 million and $15.1 million of fixed-rate debt and unhedged variable-rate debt, respectively.

Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of March 31, 2022 were as follows:

Covenant Ratios(1)	Requirement	March 31, 2022
Total Debt to Total Assets	Less than or equal to 60%	29%
Secured Debt to Total Assets	Less than or equal to 40%	1%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	13.4x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	324%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of March 31, 2022 were as follows:

Covenant Ratios(1)	Requirement	March 31, 2022
Leverage Ratio	Less than or equal to 60.0%	28.8%
Secured Debt Ratio	Less than or equal to 45.0%	0.6%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.56x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	10.07x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt were calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of March 31, 2022, 100% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report.

Ground lease obligations

Operating lease agreements

Ground lease obligations as of March 31, 2022 included leases for 41 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.7 million as of March 31, 2022, our ground lease obligations have remaining lease terms ranging from approximately 32 to 93 years, including available extension options that we are reasonably certain to exercise.

As of March 31, 2022, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $894.5 million and $25.0 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of March 31, 2022, the present value of the remaining contractual payments aggregating $919.5 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $405.8 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of March 31, 2022, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 43 years, and the weighted-average discount rate was 4.61%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $563.1 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease accounting” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Commitments

As of March 31, 2022, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $3.5 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $4.3 million primarily related to construction projects.

We are committed to funding approximately $436.4 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV, which expire at various dates over the next 11 years, with a weighted-average expiration of 9.0 years as of March 31, 2022.

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

Foreign currency translation gains and losses

The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the three months ended March 31, 2022 due to the changes in the foreign exchange rates for our real estate investments in Canada and Asia. We reclassify unrealized foreign currency translation gains and losses into net income (loss) as we dispose of these holdings.

(In thousands)	Total
Balance as of December 31, 2021	$(7,294)

Other comprehensive income before reclassifications	1,567
Net other comprehensive income	1,567

Balance as of March 31, 2022	$(5,727)

Inflation

As of March 31, 2022, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit, commercial paper program, and secured loans held by our unconsolidated real estate joint ventures.

In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q for a discussion about risks that inflation directly or indirectly may pose to our business.

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of March 31, 2022 and December 31, 2021, and results of operations and comprehensive income for the three months ended March 31, 2022 and year ended December 31, 2021 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information as of March 31, 2022 and December 31, 2021, for the three months ended March 31, 2022, and for the year ended December 31, 2021 for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	March 31, 2022	December 31, 2021
Assets:
Cash, cash equivalents, and restricted cash	$522,535	$78,856
Other assets	102,514	101,956
Total assets	$625,049	$180,812

Liabilities:
Unsecured senior notes payable	$10,094,337	$8,316,678
Unsecured senior line of credit and commercial paper	—	269,990
Other liabilities	402,306	401,721
Total liabilities	$10,496,643	$8,988,389

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Total revenues	$8,059	$26,798
Total expenses	(72,708)	(363,525)
Net loss	(64,649)	(336,727)
Net income attributable to unvested restricted stock awards	(2,081)	(7,848)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(66,730)	$(344,575)

As of March 31, 2022, 433 of our 446 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary, Alexandria Real Estate Equities, L.P.

Critical accounting policies

Refer to our annual report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting policies related to REIT compliance, investments in real estate, impairment of long-lived assets, equity investments, liability and right-of-use assets related to operating leases in which we are the lessee, monitoring of tenant credit quality, and allowance for credit losses.

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

The following table reconciles net (loss) income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31, 2022
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Net income	$32,177	$220
Depreciation and amortization of real estate assets	23,681	955
Funds from operations	$55,858	$1,175

The following tables present a reconciliation of net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three months ended March 31, 2022 and 2021. Per share amounts may not add due to rounding.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$(151,650)	$6,107
Depreciation and amortization of real estate assets	237,160	177,720
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(23,681)	(15,443)
Our share of depreciation and amortization from unconsolidated real estate JVs	955	3,076
Gain on sales of real estate	—	(2,779)
Impairment of real estate – rental properties	—	5,129
Allocation to unvested restricted stock awards	—	(201)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	62,784	173,609
Unrealized losses on non-real estate investments	263,433	46,251
Significant realized gains on non-real estate investments	—	(22,919)
Loss on early extinguishment of debt	—	67,253
Allocation to unvested restricted stock awards	(1,604)	(1,208)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$324,613	$262,986

(1)Calculated in accordance with standards established by the Nareit Board of Governors.

	Three Months Ended March 31,
(Per share)	2022	2021
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$(0.96)	$0.04
Depreciation and amortization of real estate assets	1.36	1.20
Gain on sales of real estate	—	(0.02)
Impairment of real estate – rental properties	—	0.04
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	0.40	1.26
Unrealized losses on non-real estate investments	1.67	0.34
Significant realized gains on non-real estate investments	—	(0.17)
Loss on early extinguishment of debt	—	0.49
Allocation to unvested restricted stock awards	(0.02)	(0.01)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$2.05	$1.91

Weighted-average shares of common stock outstanding for calculation of:
Earnings per share – diluted	158,198	137,688
Funds from operations, diluted, per share	158,209	137,688
Funds from operations, diluted, as adjusted, per share	158,209	137,688

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

In order to calculate the Adjusted EBITDA margin, we divide Adjusted EBITDA by total revenues as presented in our consolidated statements of operations. We believe that this supplemental performance measure provides investors with additional useful information regarding the profitability of our operating activities.

The following table reconciles net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(117,392)	$25,533
Interest expense	29,440	36,467
Income taxes	3,571	1,426
Depreciation and amortization	240,659	180,913
Stock compensation expense	14,028	12,446
Loss on early extinguishment of debt	—	67,253
Gain on sales of real estate	—	(2,779)
Significant realized gains on non-real estate investments	—	(22,919)
Unrealized losses on non-real estate investments	263,433	46,251
Impairment of real estate	—	5,129
Adjusted EBITDA	$433,739	$349,720

Total revenues	$615,065	$479,849

Adjusted EBITDA margin	71%	73%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue of our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of March 31, 2022, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

Capitalization rates

Capitalization rates are calculated based on net operating income and net operating income (cash basis) annualized for the quarter preceding the date on which the property is sold, or near term prospective net operating income.

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

Construction costs related to active development and redevelopment projects under contract

Includes (i) costs incurred to date, (ii) remaining costs to complete under a general contractor's guaranteed maximum price construction contract or other contracts, and (iii) our maximum committed tenant improvement allowances under our executed leases. The general contractor's guaranteed maximum price contract or other contracts reduce our exposure to costs of construction materials, labor, and services from third-party contractors and suppliers, unless the overruns result from among others, a force majeure event, or a change in the scope of work covered by the contract.

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

Development, redevelopment, and pre-construction spending also includes the following costs: (i) amounts to bring certain acquired properties up to market standard and/or other costs identified during the acquisition process (generally within two years of acquisition) and (ii) permanent conversion of space for highly flexible, move-in-ready office/laboratory space to foster the growth of promising early- and growth-stage life science companies.

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

Fixed-charge coverage ratio

Fixed-charge coverage ratio is a non-GAAP financial measure representing the ratio of Adjusted EBITDA to fixed charges. We believe that this ratio is useful to investors as a supplemental measure of our ability to satisfy fixed financing obligations and preferred stock dividends. Cash interest is equal to interest expense calculated in accordance with GAAP plus capitalized interest, less amortization of loan fees and debt premiums (discounts).

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges and computes the fixed-charge coverage ratio for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA	$433,739	$349,720

Interest expense	$29,440	$36,467
Capitalized interest	57,763	39,886
Amortization of loan fees	(3,103)	(2,817)
Amortization of debt premiums	424	576
Cash interest and fixed charges	$84,524	$74,112

Fixed-charge coverage ratio:
– period annualized	5.1x	4.7x
– trailing 12 months	5.1x	4.4x

Gross assets

Gross assets are calculated as total assets plus accumulated depreciation as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Total assets	$32,844,256	$30,219,373
Accumulated depreciation	3,951,666	3,771,241
Gross assets	$36,795,922	$33,990,614

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended March 31, 2022, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Investors Service and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate – value-creation square footage currently in rental properties

The square footage presented in the table below includes RSF of buildings in operation as of March 31, 2022, primarily representing lease expirations at recently acquired properties that also have inherent future development or redevelopment opportunities and for which we have the intent to demolish or redevelop the existing property upon expiration of the existing in-place leases and commencement of future construction:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2022	2023	Thereafter		Total
Near-term projects:
40 Sylvan Road/Route 128	Redev	—	312,845	—		312,845
275 Grove Street/Route 128	Redev	102,728	—	57,523	(1)	160,251
840 Winter Street/Route 128	Redev	—	10,265	17,965		28,230
3825 Fabian Way/Greater Stanford	Redev	250,000	—	—		250,000
10931 and 10933 North Torrey Pines Road/Torrey Pines	Dev	25,892	—	—		25,892
3301 Monte Villa Parkway/Bothell	Redev	50,552	—	—		50,552
41 Moore Drive/Research Triangle	Redev	62,490	—	—		62,490
Other	Redev	70,700	—	72,405	(1)	143,105
		562,362	323,110	147,893		1,033,365
Intermediate-term projects:
9444 Waples Street/Sorrento Mesa	Dev	23,789	—	64,591	(1)	88,380
		23,789	—	64,591		88,380
Future projects:
550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	260,867	(1)	260,867
380 and 420 E Street/Seaport Innovation District	Dev	—	—	195,506		195,506
Other/Greater Boston	Redev	—	—	167,549	(1)	167,549
1122 El Camino Real/South San Francisco	Dev	—	—	223,232		223,232
1150 El Camino Real/South San Francisco	Dev	—	—	431,940	(1)	431,940
3875 Fabian Way/Greater Stanford	Redev	—	—	228,000		228,000
960 Industrial Road/Greater Stanford	Dev	—	—	110,000		110,000
219 East 42nd Street/New York City	Dev	—	—	349,947		349,947
10975 and 10995 Torreyana Road/Torrey Pines	Dev	—	—	84,829		84,829
4161 Campus Point Court/University Town Center	Dev	—	159,884	—		159,884
10260 Campus Point Drive/University Town Center	Dev	—	109,164	—		109,164
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	689,938		689,938
4025, 4031, and 4045 Sorrento Valley Boulevard/Sorrento Valley	Dev	42,594	—	—		42,594
601 Dexter Avenue North/Lake Union	Dev	—	18,680	—		18,680
830 4th Avenue South/SoDo	Dev	—	—	42,380	(1)	42,380
Other/Seattle	Dev	6,289	86,955	9,193	(1)	102,437
		48,883	374,683	2,793,381		3,216,947
		635,034	697,793	3,005,865		4,338,692

(1)Includes vacant square footage as of March 31, 2022.

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

We believe that this information can help investors estimate the balance sheet and operating results information related to our partially owned entities. Presenting this information provides a perspective not immediately available from consolidated financial statements and one that can supplement an understanding of the joint venture assets, liabilities, revenues, and expenses included in our consolidated results.

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

Mega campus

Mega campuses are cluster campuses that consist of approximately 1 million RSF or more, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our operating RSF as of March 31, 2022:

Operating RSF
Mega campus	25,165,682
Non-mega campus	16,771,041
Total	41,936,723

Mega campus RSF as a percentage of total operating property RSF	60%

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

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022		December 31, 2021
Secured notes payable	$208,910		$205,198
Unsecured senior notes payable	10,094,337		8,316,678
Unsecured senior line of credit and commercial paper	—		269,990
Unamortized deferred financing costs	81,175		65,476
Cash and cash equivalents	(775,060)		(361,348)
Restricted cash	(95,106)		(53,879)
Preferred stock	—		—
Net debt and preferred stock	$9,514,256		$8,442,115

Adjusted EBITDA:
– quarter annualized	$1,734,956		$1,631,244
– trailing 12 months	$1,601,857		$1,517,838

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.5	x	5.2	x
– trailing 12 months	5.9	x	5.6	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net (loss) income to net operating income and net operating income (cash basis) and computes operating margin for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(117,392)	$25,533

Equity in earnings of unconsolidated real estate joint ventures	(220)	(3,537)
General and administrative expenses	40,931	33,996
Interest expense	29,440	36,467
Depreciation and amortization	240,659	180,913
Impairment of real estate	—	5,129
Loss on early extinguishment of debt	—	67,253
Gain on sales of real estate	—	(2,779)
Investment loss (income)	240,319	(1,014)
Net operating income	433,737	341,961
Straight-line rent revenue	(42,025)	(27,382)
Amortization of acquired below-market leases	(13,915)	(12,112)
Net operating income (cash basis)	$377,797	$302,467

Net operating income (cash basis) – annualized	$1,511,188	$1,209,868

Net operating income (from above)	$433,737	$341,961
Total revenues	$615,065	$479,849
Operating margin	71%	71%
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

Operating statistics

We present certain operating statistics related to our properties, including number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute the number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations at 100% for all properties in which we have an investment, including properties owned by our consolidated and unconsolidated real estate joint ventures. For operating metrics based on annual rental revenue, refer to the definition of “Annual rental revenue” in this “Non-GAAP measures and definitions” section of this Item 2.

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenue in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of results for the three months ended March 31, 2022 to the three months ended March 31, 2021” subsection of the “Results of operations” section within this Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Income from rentals	$612,554	$478,695
Rental revenues	(469,537)	(370,233)
Tenant recoveries	$143,017	$108,462

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
Unencumbered net operating income	$420,960		$330,160
Encumbered net operating income	12,777		11,801
Total net operating income	$433,737		$341,961
Unencumbered net operating income as a percentage of total net operating income	97%	(1)	97%
(1)In April 2022, we repaid two secured notes payable. Excluding these secured notes payable, our unencumbered net operating income as a percentage of total net operating income for the three months ended March 31, 2022 was 99.8%.

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. As of March 31, 2022, we had Forward Agreements outstanding to sell an aggregate of 6.6 million shares of common stock. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three months ended March 31, 2022 and 2021 are calculated as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Basic shares for earnings per share	158,198	137,319
Forward Agreements	—	369
Diluted shares for earnings per share	158,198	137,688

Basic shares for funds from operations per share and funds from operations per share, as adjusted	158,198	137,319
Forward Agreements	11	369
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	158,209	137,688

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of March 31, 2022, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming an interest rate floor of 0%, on our fixed- and variable-rate debt as of March 31, 2022 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(151)
Rate decrease of 1%	$68

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(878,944)
Rate decrease of 1%	$971,942
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of March 31, 2022. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of March 31, 2022 (in thousands):

Equity price risk:
Fair value increase of 10%	$166,110
Fair value decrease of 10%	$(166,110)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of March 31, 2022 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$105
Rate decrease of 10%	$(105)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$18,563
Rate decrease of 10%	$(18,563)
This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the three months ended March 31, 2022 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2022, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in our other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2021. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” to our annual report on Form 10-K for the year ended December 31, 2021, except for the following updates:

Operating factors

Most of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition and construction costs, are subject to inflation.

During the twelve months ended March 2022, the consumer price index rose by approximately 8.5%, compared to the twelve months ended March 2021, representing the largest annual inflation surge since 1981. The recent increases in the consumer price index began during the COVID-19 pandemic and were attributed to disruption in global supply chains and labor shortages. During the COVID-19 pandemic, the federal government instituted a series of stimulus policies, aggregating approximately $6 trillion, which may have contributed to strong consumer demand and increased consumer spending.

During early 2022, China encountered its largest COVID-19 outbreak since the pandemic began in 2020, with approximately two-thirds of the country’s provinces experiencing sustained outbreaks of the virus. In response, several of China’s largest factory cities have ordered lockdowns, which, among its other impacts, have halted production of key consumer goods. Prior to the pandemic in 2019, China accounted for over 28% of global manufacturing output, but ongoing effects resulting from the previous COVID-19 pandemic and the recent surge of outbreaks in China have continued to impose strains on the global supply chain and will likely continue to do so in the near term.

Additional supply chain disruptions have been caused by a shortage of long-haul truckers and recent protests by the same. Supply chains may also be further affected by potential conflict and work stoppages during ongoing negotiations over a new contract between 22,400 union dockworkers and operators of the West Coast port facilities.

In addition, federal policies and recent global events may have exacerbated, and may continue to exacerbate, increases in the consumer price index. Those events include the following:

•In recent years, the energy policy of the U.S. has lacked a consistent approach. Since 2015, during various administrations, the U.S. has participated in, abandoned, and rejoined the Paris climate accord. In addition, the energy policy of the federal government in recent years has, at various times, either limited or increased, the production of fossil fuels in the U.S. On March 31, 2022, in response to the current increase in oil prices, President Biden authorized the release of 1 million barrels per day for the next six months – over 180 million barrels in total – from the Strategic Petroleum Reserve. In addition, the administration is encouraging oil producers to utilize the approximately 9,000 approved but unused permits for production of oil and gas on federal lands.

•The U.S. administration has been requesting members of the Organization of the Petroleum Exporting Countries (“OPEC”), including Saudi Arabia and the United Arab Emirates, to significantly increase crude oil production as a way to calm soaring prices on oil. Mideast conflicts, including a civil war in Yemen where the Saudi government has been heavily involved, and other differences among the U.S., Saudi Arabia, and other OPEC members have thus far hindered an agreement to increase oil production by OPEC beyond a modest increase scheduled for May 2022.

•Beginning in late 2021, as political tensions between Russia and Ukraine increased, Russia amassed troops on the Ukrainian border, and in February 2022, Russia invaded Ukraine. In response, global economic sanctions have been imposed on Russia by the U.S. and the European Union (“EU”).

These factors appear to have had a significant impact on increases to the consumer price index, including increases in food prices and energy costs, as reflected in crude oil prices that have increased from $60–$70 per barrel in mid-2021 to $100–$110 per barrel recently in 2022.

Our operating expenses are incurred in connection with, among others, the property-related contracted services such as janitorial and engineering services, utilities, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties located outside of California. In California, property taxes are not reassessed based on changes in the fair value of the underlying real estate asset but are instead limited to a maximum 2% annual increase by law.

Our operating expenses, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. As of March 31, 2022, 91% of our existing leases (on an annual rental revenue basis) were triple net leases, which allow us to recover operating expenses, and 94% of our existing leases (on an annual rental revenue basis) also provided for the recapture of capital expenditures. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease.

During inflationary periods, we expect to recover increases in operating expenses from our triple net leases and our gross leases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level. However, there is no guarantee that our tenants would be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures, and rent. Also, due to rising costs, they may be unable to continue operating their businesses or conducting research and development activities altogether. Alternatively, our tenants may decide to relocate to areas with lower rent and operating expenses, where we may not currently own properties, and our tenants may cease to lease properties from us. The success of our business depends in large part on our ability to operate our properties effectively. If we are unable to retain our tenants or withstand increases in operating expenses, capital expenditures, and rental costs, we may be unable to meet our financial expectations, which may adversely affect our financial condition, results of operations, cash flows, and our ability to make distributions to our stockholders.

Our general and administrative expenses consist primarily of compensation costs, technology services, and professional service fees. Annually, our employee compensation is adjusted to reflect merit increases; however, to maintain our ability to successfully compete for the best talent, especially in a talent shortage environment, rising inflation rates may require us to provide compensation increases beyond historical annual merit increases, which may unexpectedly or significantly increase our compensation costs. Similarly, technology services and professional service fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. Consequently, inflation may increase our general and administrative expenses over time and may adversely impact our results of operations and operating cash flows.

Also, during inflationary periods, interest rates have historically increased. In March 2022, in an attempt to curb the inflation rate, the Board of Governors of the Federal Reserve System (the “U.S. Federal Reserve”) raised its benchmark federal funds rate by 0.25% to a range between 0.25% and 0.50%, the first increase since December 2018. It is anticipated that the U.S. Federal Reserve will continue to raise the federal funds rate in the coming months, which may result in rates closer to or above 2.0% (midpoint) by the end of 2022. In addition, on April 5, 2022, the Federal Reserve confirmed its plan to reduce its balance sheet at a rapid pace beginning in May 2022, effectively concluding the nearly 15-year-long quantitative easing era (in which the Federal Reserve effectively increased liquidity to consumers and businesses) and launching a reverse process known as quantitative tightening. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which consist of borrowings under our unsecured senior line of credit and commercial paper program and SOFR-based secured notes payable. The effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings on our floating-rate line of credit and commercial paper program or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt.

In addition, historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate asset portfolio and result in the decline of our stock price, and market capitalization, and lower sales proceeds from future real estate dispositions.

As of March 31, 2022, approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other index. We have long-term lease agreements with our tenants, of which 5%–10% (based on occupied RSF) expire each year primarily over the next ten years. We believe that these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative expenses and interest expense. However, the impact of the current rate of inflation of 8.5% may not be adequately offset by some of our annual rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect to our business, financial condition, results of operations, and cash flows.

Additionally, inflationary pricing may have a negative effect on the construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. We rely on a number of third-party suppliers and contractors to supply raw materials, skilled labor, and services for our construction projects. During 2021 and at the beginning of 2022, industry prices for certain construction materials, including steel, copper, lumber, plywood, concrete, electrical materials, and HVAC materials, experienced significant increases as a result of low inventories; surging demand; underinvestment in infrastructure, tariffs imposed on imports of foreign steel, including on products from key competitors in the EU and China; significant changes in the U.S. steel production landscape stemming from the consolidation of certain steel-producing companies; and increases in global commodity and raw materials prices exacerbated by supply and energy shortages that have emerged since the Russia-Ukraine war in 2022.

As a result, the increase in costs of construction materials, heightened by recent inflationary pressure from events noted above, including the Russia-Ukraine conflict, may result in corresponding increases in our overall construction costs. Certain increases in the costs of construction materials, however, can often be managed in our development and redevelopment projects through either (i) general budget contingencies built into our overall construction costs estimates for each of our projects or (ii) guaranteed maximum price construction contracts, which stipulate a maximum price for certain construction costs and shift inflation risk to our construction general contractors. However, it is not guaranteed that our budget contingencies would accurately account for potential construction cost increases given the current severity of inflation and variety of contributing factors. Nor is it guaranteed that our general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all.

We have not encountered significant difficulty collaborating with our third-party suppliers and contractors and obtaining materials and skilled labor, nor experienced significant delays or increases in overall project costs due to the factors discussed above. While we do not rely on any single supplier or vendor for the majority of our materials and skilled labor, we may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might become impacted by economic or political changes, outmoded technology, aging infrastructure, shortages of shipping containers and/or means of transportation, or difficulties obtaining adequate skilled labor from third-party contractors in a tightening labor market. It is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control, including, but not limited to, effects of the COVID-19 pandemic, federal policies, and the ongoing Russia-Ukraine war.

Higher construction costs could adversely impact our net investments in real estate and expected yields on our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. Our reliance on a number of third-party suppliers and contractors may also make such investment opportunities unattainable if we are unable to sufficiently fund our projects due to significant cost increases or are unable to obtain the resources and materials to do so reasonably due to disrupted supply chains. As a result, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.

Economic and social volatility and geopolitical instability outside of the U.S. due to large-scale conflicts, including warfare among countries, may adversely impact us, the U.S., and global economies.

From time to time, tensions between countries may erupt into warfare and may adversely affect neighboring countries and those who conduct trade or foreign relations with those affected regions. Such acts of war may cause widespread and lingering damage on a global scale, including, but not limited to: (i) safety and cyber security, (ii) the economy, and (iii) global relations.

In February 2022, Russia invaded Ukraine following years of strained diplomatic relations between the two countries, which was heightened in 2021 when Russia amassed large numbers of military ground forces and support personnel on the Ukraine-Russia border. In response to the invasion and ensuing war, many countries, including the U.S., imposed significant economic and other sanctions against Russia. The war has created the largest refugee crisis in Europe since World War II and has inflicted significant damage to Ukraine’s infrastructure and economy. Both countries’ economies may be significantly affected, which may also adversely impact the global economy, including that of the U.S. The humanitarian crisis that has resulted from the war is likely to have pronounced and enduring impact on Ukraine, as well as a significant impact to neighboring countries that have accepted refugees. Further, Russia has launched an onslaught of cyberwarfare against Ukraine following its invasion, targeting the country’s critical infrastructure, government agencies, media organizations, and related think tanks in the U.S. and EU.

The current administration has cautioned Americans on the possibility of Russia targeting the U.S. with cyber attacks in retaliation for sanctions that the U.S. has imposed and has urged both the public and private sectors to strengthen their cyber defenses and protect critical services and infrastructure. Additionally, President Biden directed government bodies to mandate cybersecurity and network defense measures within their respective jurisdictions and has initiated action plans to reinforce cybersecurity within the electricity, pipeline, and water sectors. The current administration also launched joint efforts with the Cybersecurity and Infrastructure Security Agency (“CISA”) through its “Shields Up” campaign to defend the U.S. against possible cyber attacks. CISA recently published advisories warning of Russian state-sponsored threat actors targeting “COVID-19 research, governments, election organizations, healthcare and pharmaceutical, defense, energy, video gaming, nuclear, commercial facilities, water, aviation, and critical manufacturing” sectors in the U.S. and other Western nations. While we have not experienced such cyber attacks to date, it is yet unknown whether Russia will be successful in breaching our network defenses or, more broadly, those within the areas listed above, which, if successful, may cause disruptions to critical infrastructure required for our operations and livelihoods, or those of our tenants, communities, and business partners.

Further, international sanctions against Russia have led to many nations in the EU, the U.S., and Canada closing their airspace to Russia, with Russia retaliating by restricting its airspace to these nations and their allies, resulting in increased transport costs and logistical challenges for shipment of goods, which have exacerbated an already strained global supply chain previously disrupted by the COVID-19 pandemic. The rising costs and uncertain supply of commodities, coupled with additional pressure on supply chains, may lead to increases in operating expenses, construction costs, and wages in the near term, as discussed in the preceding risk factor. These factors may also continue to drive inflation upward, creating further economic uncertainty and loss of investor confidence, which may also negatively impact the capital markets, investments, and asset prices.

Russia is a large supplier of natural gas and oil, particularly to European countries. During 2021, Europe purchased approximately 49% and 74% of Russia’s supply of oil and natural gas, respectively. As Russia’s largest customer of oil and natural gas, Europe may be severely impacted if there is a shortage or if Russia withholds supplies of energy resources in retaliation for sanctions imposed on Russia. Adverse impacts on the businesses and economies of European countries may also adversely impact those of other countries, including the U.S., who conduct trade with Europe.

The war and global response to Russia’s actions have led to disruption, instability, and volatility in global markets and industries, primarily in agriculture and energy sectors. Russia and Ukraine are among the key producers of agricultural commodities in the world and account for over 25% of global wheat exports, with Russia being the world’s largest exporter of wheat and fertilizers. Russia’s dominant market share in the export of fertilizers may severely impact farmers and cause further increases in global food prices. Concerns over whether farmers may be able to harvest sufficient crops, particularly in Ukraine, could also disrupt global trade for agricultural commodities. Many farmers have reduced their use of fertilizers as prices surge, which will likely result in lower harvest yields. Certain countries have already declared a state of emergency in their agricultural sectors over fears of food insecurity. According to the U.S. Department of Agriculture, in the U.S. alone, fertilizer prices are expected to increase by 12% in 2022, after rising 17% in 2021. It is expected that food prices also will continue to increase domestically, further propelling the pace of inflation.

The scale and extent of the impact from Russia-Ukraine war are not yet fully known. Disruption, instability, volatility, and decline in economic activity, regardless of where it occurs, whether caused by acts of war, other acts of aggression, or terrorism, could in turn also harm the demand for, the safety of, and the value of our properties. As a result of the factors discussed above, we may be unable to operate our business as usual, which may adversely affect our cash flows, financial condition, and results of operations.

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
4.1*
Indenture, dated as of March 3, 2017, by and among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank (formerly known as Branch Banking and Trust Company), as Trustee
		Form 8-K	March 3, 2017
4.2*	Supplemental Indenture No. 16, dated as of February 16, 2022, by and among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2022
4.3*	Form of 2.950% Senior Notes due 2034 (included in Exhibit 4.2 above)	Form 8-K	February 16, 2022
4.4*	Supplemental Indenture No. 17, dated as of February 16, 2022, by and among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2022
4.5*	Form of 3.550% Senior Notes due 2052 (included in Exhibit 4.4 above)	Form 8-K	February 16, 2022
22.0	List of Guarantor Subsidiaries of Alexandria Real Estate Equities, Inc.	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1	The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (unaudited), (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2022 and 2021 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)	N/A	Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2022.

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